Form 10-Q
period 2006-09-30
ORBCOMM Inc.
filed 2006-12-14
CIK 1361983

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-33118
ORBCOMM INC.
(Exact name of registrant as specified in its charter)

Delaware	41-2118289

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2115 Linwood Avenue, Fort Lee, New Jersey, 07024
(Address of principal executive offices)
(201) 363-4900
(Registrant’s telephone number)
     N/A
(Former name, former address and formal fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐     No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Check One
Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock as of December 11, 2006 is 36,919,340

ORBCOMM Inc.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
ORBCOMM Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(Unaudited)

	September 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$20,061	$68,663
Marketable securities	19,350	—
Accounts receivable, net of allowances for doubtful accounts of $580 and $671 as of September 30, 2006 and December 31, 2005, respectively (includes amounts due from related parties of $542 as of September 30, 2006 and $543 as of December 31, 2005, respectively)	4,452	3,550
Inventories	5,026	2,747
Advances to contract manufacturer	220	701
Prepaid expenses and other current assets	1,971	727

Total current assets	51,080	76,388
Long-term receivable — related party	422	472
Satellite network and other equipment, net	20,857	7,787
Intangible assets, net	3,737	4,375
Other assets	305	294

Total assets	$76,401	$89,316

LIABILITIES, CONVERTIBLE REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$3,567	$2,330
Accrued liabilities	4,822	8,198
Current portion of deferred revenue	1,396	575

Total current liabilities	9,785	11,103
Note payable — related party	793	594
Deferred revenue, net of current portion	8,303	8,052

Total liabilities	18,881	19,749

Commitments and contingencies
Convertible redeemable preferred stock:
Series A, par value $0.001; 15,000,000 shares authorized; 14,053,611 shares issued and outstanding as of September 30, 2006 and December 31, 2005 (liquidation preference values of $0 and $8,027 as of September 30, 2006 and December 31, 2005, respectively).	37,840	45,500

Series B, par value $0.001; 30,000,000 shares authorized; 18,021,341 and 17,629,999 shares issued and outstanding as of September 30, 2006 and December 31, 2005, respectively (liquidation preference values of $79,162 and $71,049 as of September 30, 2006 and December 31, 2005, respectively).	75,119	66,721

Stockholders’ deficit:
Common stock, par value $0.001; 105,000,000 shares authorized; 6,305,240 and 5,690,017 shares issued and outstanding as of September 30, 2006 and December 31, 2005, respectively.	6	6
Additional paid-in capital	682	5,882
Accumulated other comprehensive income (loss)	(237)	90
Accumulated deficit	(55,890)	(48,632)

Total stockholders’ deficit	(55,439)	(42,654)

Total liabilities, convertible redeemable preferred stock and stockholders’ deficit	$76,401	$89,316

See notes to condensed consolidated financial statements.

ORBCOMM Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues (1):
Service revenues	$3,220	$2,109	$8,165	$5,703
Product sales	2,334	1,556	10,030	4,370

Total revenues	5,554	3,665	18,195	10,073

Costs and expenses (2):
Costs of services	2,209	1,493	6,375	4,192
Costs of product sales	2,285	1,628	9,615	4,706
Selling, general and administrative	3,105	2,161	9,653	6,178
Product development	413	487	1,455	869

Total cost and expenses	8,012	5,769	27,098	15,945

Loss from operations	(2,458)	(2,104)	(8,903)	(5,872)
Other income (expense):
Interest income	595	5	1,636	20
Other income	58	—	198	9
Interest expense	(62)	—	(189)	—

Total other income	591	5	1,645	29

Net loss	$(1,867)	$(2,099)	$(7,258)	$(5,843)

Net loss applicable to common shares (Note 5)	$(4,305)	$(3,361)	$(14,559)	$(9,674)

Net loss per common share:
Basic and diluted	$(0.71)	$(0.59)	$(2.50)	$(1.70)

Basic and diluted pro forma (Note 2)	$(0.15)		$(0.50)

Weighted average common shares outstanding:
Basic and diluted	6,085	5,690	5,823	5,680

Basic and diluted pro forma (Note 2)	29,311		29,038

(1) Related party revenues:
Service revenues	$90	$297	$161	$460

Product sales	$24	$60	$31	$66

(2) Stock-based compensation included in costs and expenses:
Costs of services	$7	$2	$24	$6
Selling, general and administrative	114	26	514	156
Product development	5	2	15	9

	$126	$30	$553	$171

See notes to condensed consolidated financial statements.

ORBCOMM Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine months ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(7,258)	$(5,843)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Change in allowance for doubtful accounts	(91)	272
Inventory impairments	336	—
Depreciation and amortization	1,904	1,355
Accretion on notes payable — related party	98	—
Stock-based compensation	553	171
Changes in operating assets and liabilities:
Accounts receivable	(761)	(334)
Inventories	(2,615)	(96)
Advances to contract manufacturer	481	2,810
Prepaid expenses and other current assets	(1,244)	(407)
Other assets	(11)	(105)
Accounts payable and accrued liabilities	(2,139)	107
Deferred revenue	1,072	4,463

Net cash (used in) provided by operating activities	(9,675)	2,393

Cash flows from investing activities:
Capital expenditures	(14,336)	(3,457)
Purchase of marketable securities	(24,250)	—
Sale of marketable securities	4,900	—

Net cash used in investing activities	(33,686)	(3,457)

Cash flows from financing activities:
Proceeds from issuance of Series B preferred stock net of issuance costs of $113	1,465	—
Proceeds from exercise of common stock warrants	1,547	—
Payment of Series A preferred stock dividends	(8,027)	—

Net cash used in financing activities	(5,015)	—

Effect of exchange rate changes on cash and cash equivalents	(226)	—

Net decrease in cash and cash equivalents	(48,602)	(1,064)
Cash and cash equivalents:
Beginning of period	68,663	3,316

End of period	$20,061	$2,252

Supplemental cash flow disclosure:
Non-cash financing activities -
Preferred stock dividends accrued	$6,536	$3,504

Non-cash investing activities -
Gateway received in consideration for payment for accounts receivable	$—	$157

See notes to condensed consolidated financial statements.

ORBCOMM Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts)
1. Business
ORBCOMM Inc. (“ORBCOMM” or the “Company”), a Delaware corporation, is a satellite-based data communications company that operates a two-way global wireless data messaging system optimized for narrowband data communication. The Company provides these services through a constellation of 30 owned and operated low-Earth orbit satellites and accompanying ground infrastructure through which small, low power, fixed or mobile subscriber communicators (“Communicators”) can be connected to other public or private networks, including the Internet (collectively, the “ORBCOMM System”). The ORBCOMM System is designed to enable businesses and government agencies to track, monitor, control and communicate with fixed and mobile assets located nearly anywhere in the world.
2. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements (the “financial statements”) have been prepared pursuant to the rules of the Securities Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2005 included in the Company’s Registration Statement on Form S-1, as amended (Registration No. 333-134088), declared effective by the SEC on November 2, 2006.
In the opinion of management, the financial statements as of September 30, 2006 and for the three and nine month periods ended September 30, 2006 and 2005 include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year.
The financial statements include the accounts of the Company, its wholly owned and majority-owned subsidiaries, and investments in variable interest entities in which the Company is determined to be the primary beneficiary. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in entities over which the Company has the ability to exercise significant influence but does not have a controlling interest are accounted for under the equity method of accounting. The Company considers several factors in determining whether it has the ability to exercise significant influence with respect to investments, including, but not limited to, direct and indirect ownership level in the voting securities, active participation on the board of directors, approval of operating and budgeting decisions and other participatory and protective rights. Under the equity method, the Company’s proportionate share of the net income or loss of such investee is reflected in the Company’s consolidated results of operations. Although the Company owns interests in companies that it accounts for pursuant to the equity method, the investments in those entities had no carrying value as of September 30, 2006 and December 31, 2005. The Company had no equity in the earnings or losses of those investees for the three and nine months ended September 30, 2006 and 2005. Non-controlling interests in companies are accounted for by the cost method where the Company does not exercise significant influence over the investee. The Company’s cost basis investments had no carrying value as of September 30, 2006 and December 31, 2005.
Marketable securities
Marketable securities consist of floating rate redeemable municipal debt securities which have stated maturities ranging from twenty to forty years. The Company classifies these securities as available-for-sale. Management determines the appropriate classification of its investments at the time of purchase and at each balance sheet date. Available-for-sale securities are carried at fair value with unrealized gains and losses, if any, reported in accumulated other comprehensive income. Interest received on these securities is included in interest income. Realized gains or losses upon disposition of available-for-sale securities are included in other income. As of September 30, 2006, the fair value of these securities approximates cost.

Concentration of credit risk
Long-term receivables represent amounts due from the sale of products and services to related parties that are collateralized by assets whose estimated fair market value exceeds the carrying value of the receivables. During the three months ended September 30, 2006 and 2005, one customer comprised 37.5% and 31.7% of revenues, respectively. During the nine months ended September 30, 2006 and 2005, the same customer comprised 53.0% and 37.1% of revenues, respectively. As of September 30, 2006 and December 31, 2005, this customer accounted for 65.9% and 41.9% of accounts receivable, respectively.
Inventories
Inventories are stated at the lower of cost or market, determined on a first-in, first-out basis. Inventory represents finished goods available for sale to customers. The Company periodically evaluates the realizability of inventories and adjusts the carrying value as necessary. During the three and nine months ended September 30, 2006, the Company recorded an inventory impairment of $0 and $336, respectively due to reduced demand for older model Communicators.
Income taxes
The Company maintains a full valuation allowance on its deferred tax assets. Accordingly, the Company has not recorded a benefit for income taxes.
Initial Public Offering and pro forma information
On November 8, 2006, the Company closed its initial public offering (“IPO”) of 9,230,800 shares of common stock at a price of $11.00 per share. The Company received net proceeds of approximately $91,200 from the IPO, after deducting underwriter’s discounts and commissions and estimated offering costs. From the net proceeds, the Company paid accumulated and unpaid dividends totaling $7,470 to the holders of Series B preferred stock, contingent purchase price consideration of $3,614 relating to the Satcom Transaction (see Note 14) and $10,111 to the holders of Series B preferred stock in connection with obtaining consents required for the automatic conversion of the Series B preferred stock into common stock (see Note 16). All outstanding shares of Series A and B preferred stock automatically converted into two shares of common stock for every three shares of preferred stock upon completion of the IPO.
As of September 30, 2006, the Company has incurred offering costs in connection with the IPO in the aggregate amount of $1,510 which were recorded in prepaid expenses and other current assets in the condensed consolidated balance sheet. Upon the closing of the IPO, these offering costs were reclassified as a reduction to additional paid-in capital.
The unaudited pro forma balance sheet data as of September 30, 2006, presented below, reflects the automatic conversion of all outstanding shares of the Company’s Series A and Series B preferred stock into an aggregate of 21,383,301 shares of common stock and the payment of all the accrued dividends on the Series B preferred stock. The pro forma effect of the conversion, the payment of the accrued Series B dividends of $6,536, the payment of the contingent consideration of $3,614 relating to the Satcom Transaction and the payment of $10,111 to the holders of Series B preferred stock for consenting to the automatic conversion of the Series B preferred stock have also been reflected in the unaudited pro forma balance sheet data as of September 30, 2006 and in the pro forma net loss per share calculation for the three and nine months ended September 30, 2006. The unaudited pro forma balance sheet data gives further effect to the sale of 9,230,800 shares of common stock in the IPO at $11.00 per share, after deducting underwriter’s discounts and commissions and estimated offering costs payable by the Company. As of September 30, 2006, the unaudited pro forma balance sheet data shows cash and cash equivalents and marketable securities totaling $110,361.

	As of September 30, 2006
Balance Sheet Data (in thousands):	Actual	Pro forma
Cash and cash equivalents	$20,061	$91,011
Marketable securities	19,350	19,350
Satellite equipment, net	20,857	20,857
Intangible assets	3,737	7,351
Working capital	41,295	110,735
Total assets	76,401	149,455
Accrued liabilities	4,822	4,822
Note payable- related party	793	793
Convertible redeemable preferred stock	112,959	—
Additional paid- in capital	682	186,664
Stockholders’ (deficit) equity	(55,439)	130,573
Upon the closing of the IPO, the Company had 36,919,340 shares of common stock outstanding.

The pro forma net loss per common share is computed by dividing net loss applicable to common share by the weighted-average common shares outstanding, assuming the conversion of the Series A and Series B preferred stock into shares of common stock outstanding, as of January 1, 2006 or from their date of issuance, if later. The pro forma calculation also gives effect to the number of shares of common stock sold in the IPO whose proceeds would be necessary to pay the accrued Series B preferred stock dividends, the contingent purchase price consideration related to the Company’s acquisition of its interest in Satcom and the Series B preferred stock contingent payment in the amount of $10,111. The Company has given effect in its pro forma net loss per share by increasing the pro forma weighted-average common shares outstanding by 1,841,941 shares, assumed to have been issued to pay accrued Series B preferred stock dividends, the Satcom contingent purchase price consideration and the Series B preferred stock contingent payment.
Recent accounting pronouncements
In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections— a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”), which requires a retrospective application to prior periods’ financial statements of changes in accounting principle for all periods presented. This statement supersedes prior accounting principles that required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. The provisions of SFAS 154 were effective for fiscal years beginning after January 1, 2006. The Company does not currently contemplate any voluntary changes in accounting principles.
In June 2006, the FASB issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“SFAS 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will be effective for the Company beginning January 1, 2007. The Company is evaluating what impact, if any, the adoption of this standard will have on its consolidated financial statements.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles (“GAAP”) and expand disclosures about fair value measurements. SFAS 157 requires quantitative disclosures using a tabular format in all periods (interim and annual) and qualitative disclosures about the valuation techniques used to measure fair value in all annual periods. SFAS 157 will be effective for the Company beginning January 1, 2008. The Company is currently evaluating the impact of adopting SFAS 157.
In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB 108 will be effective for the Company beginning January 1, 2007. The Company is evaluating what impact, if any, the adoption of this standard will have on its consolidated financial statements.
3. Comprehensive Loss
The components of comprehensive loss are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Net loss	$(1,867)	$(2,099)	$(7,258)	$(5,843)
Foreign currency translation adjustment	(88)	—	(327)	—

Comprehensive loss	$(1,955)	$(2,099)	$(7,585)	$(5,843)

4. Stock-based Compensation
In September 2006, the Company’s stockholders approved the 2006 Long-Term Incentives Plan (the “2006 LTIP”), under which awards for an aggregate amount of 4,658,207 shares of common stock are available for grants to directors and employees. The 4,658,207 shares available for grant under the 2006 LTIP includes 202,293 shares of common stock remaining available for grant under the Company’s 2004 stock option plan as of September 30, 2006 and will be increased by the number of shares underlying awards under the 2004 stock option plan that have been cancelled or forfeited since that date. The 2006 LTIP replaces in its entirety the Company’s 2006 stock option plan adopted in December 2005.
The 2006 LTIP provides for the grants of stock options (which may be incentive stock options as defined in Section 422 of the Internal Revenue Code of 1986, as amended, or non-qualified stock options). The stock options granted may have a maximum term of up to 10 years. The 2006 LTIP also provides for awards of stock appreciation rights, common stock, restricted stock, restricted stock units, performance units and performance shares. The 2006 LTIP is administrated by the Compensation Committee of the Company’s Board of Directors, which selects persons eligible to receive awards under the 2006 LTIP and determines the number, terms, conditions, performance measures and other provisions of the awards.
In 2004, the Company established the 2004 stock option plan which provides for the issuance of options to purchase up to 1,666,667 shares of common stock to officers, directors, employees and consultants. At September 30, 2006, options to purchase 202,293 shares were available for issuance under the 2004 stock option plan that are included in the 2006 LTIP as discussed above. Options granted under the 2004 stock option plan have a maximum term of 10 years and vest over a period determined by the Company’s Board of Directors (generally four years) at an exercise price per share determined by the Board of Directors at the time of the grant. The 2004 stock option plan expires 10 years from the effective date, or when all options have been granted, whichever is sooner.
On January 1, 2006, the Company adopted SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS 123(R)”), which requires the measurement and recognition of stock-based compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 related to SFAS 123(R) and the Company has applied the guidance of SAB No. 107 in its application of SFAS 123(R). Prior to January 1, 2006, the Company accounted for share-based payments using the intrinsic value method in accordance with Accounting Principles Board No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and related Interpretations, as permitted by SFAS 123, Accounting for Stock-Based Compensation. In accordance with APB No. 25, stock-based compensation expense had been recognized only when the exercise price of the Company’s stock options granted to employees and directors was less than the fair value of the underlying stock at the date of grant.
The Company adopted SFAS 123(R) using the modified prospective transition method. Under the transition method, stock-based compensation expense recognized in the three and nine months ended September 30, 2006 includes stock-based compensation expense for all share-based payments granted prior to, but not vested as of, January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and stock-based compensation expense for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value, estimated in accordance with provisions of SFAS 123(R).
SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option—pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to January 1, 2006, the Company accounted for forfeitures as they occurred. In accordance with the modified prospective transition method, prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).
As a result of adopting SFAS 123(R) on January 1, 2006, the Company recognized $126 and $553 of stock-based compensation expense for the three and nine months ended September 30, 2006, respectively. During the three and nine months ended September 30, 2005, the Company recognized $30 and $171 respectively of stock-based compensation expense pursuant to the intrinsic value method under APB No. 25. The Company has not recognized, and does not expect to recognize in the foreseeable future, any tax benefit related to employee stock-based compensation expense as a result of the full valuation allowance on its net deferred tax assets and its net operating loss carryforwards.

The fair value of each share-based award is estimated on the date of grant using the Black-Scholes option pricing model with the assumptions described below for the periods indicated. Expected volatility was based on the stock volatility for comparable publicly traded companies. The Company uses historical activity to estimate the expected life of stock options, giving consideration to the contractual terms and vesting schedules. Estimated forfeitures were based on voluntary and involuntary termination behavior as well as analysis of actual option forfeitures. The risk-free interest rate was based on the U.S. Treasury yield curve at the time of the grant over the expected term of the stock option grants.

	Nine months ended
	September 30,
	2006	2005(1)
Risk-free interest rate	4.64%	—
Expected life (years)	4.00	—
Estimated volatility factor	44.50%	—
Expected dividends	None	—
(1) There were no options granted during the nine months ended September 30, 2005.
Prior to adopting the provisions of SFAS 123(R), the Company recorded stock-based compensation expense for employee stock options pursuant to APB No. 25, and provided the required pro forma disclosures of SFAS 123. The following table illustrates the pro forma effect on net loss and basic and diluted net loss per share had the Company accounted for employee stock-based compensation in accordance with SFAS 123 for the three and nine months ended September 30, 2005:

	Three months ended	Nine months ended
	September 30,	September 30,
	2005	2005
Net loss applicable to common shares, as reported	$(3,361)	$(9,674)
Add: Stock-based employee compensation determined under APB No. 25 and included in reported net loss	30	171
Deduct: Employee stock-based compensation determined under the fair value method for all awards, net of related tax effects	(106)	(424)

Pro forma net loss applicable to common shares	$(3,437)	$(9,927)

Net loss per common share, basic and diluted:
As reported	$(0.59)	$(1.70)

Pro forma	$(0.60)	$(1.74)

A summary of the status of the Company’s stock option plans as of September 30, 2006 is as follows:

			Weighted
			average
			remaining	Aggregate
	Number of	Weighted-average	contractual term	intrinsic value
	shares	exercise price	(years)	(in thousands)
Outstanding at January 1, 2006	1,461,707	$3.06
Granted	50,000	4.88
Exercised	—	—
Forfeited or expired	(47,333)	3.86

Outstanding at September 30, 2006	1,464,374	$3.09	7.15	$14,509

Exercisable at September 30, 2006	1,329,953	$2.97	7.13	$13,338

Vested and expected to vest at September 30, 2006	1,449,861	$3.08	7.15	$14,379

A summary of the Company’s non-vested options as of September 30, 2006 and changes during the nine months ended September 30, 2006 is as follows:

		Weighted-average grant
	Shares	date fair value
Balance at January 1, 2006	252,521	$2.10
Granted	50,000	11.16
Vested	(135,299)	4.17
Forfeited	(32,800)	2.09

Balance at September 30, 2006	134,422	$3.59

The Company applied a forfeiture rate of 6% calculating the amount of options expected to vest as of September 30, 2006. As of September 30, 2006, $461 of total unrecognized compensation cost related to stock options issued to employees is expected to be recognized over a weighted-average term of 1.93 years.
Historically, the Company has determined the fair market value of its common stock based upon the implied valuations suggested by arm’s-length transactions in the issuances of the Series A preferred stock in 2004. The Company has determined the fair value of its common stock underlying stock options issued in February 2006 to be $15.00 per share. The Company made such determination by considering a number of factors including the conversion price of its Series B preferred stock issued in December 2005 and January 2006, recent business developments, a discounted cash flow analysis of its projected financial results, and preliminary estimated price ranges related to the commencement of its process for a potential initial public offering.
5. Net Loss per Common Share
Basic net loss per common share is calculated by dividing net loss applicable to common shares (net loss adjusted for dividends required on preferred stock and accretion in preferred stock carrying value) by the weighted-average number of common shares outstanding for the period. Diluted net loss per common share is the same as basic net loss per common share, since potentially dilutive securities such as stock options, stock warrants, convertible preferred stock and convertible notes would have an antidilutive effect as the Company incurred a net loss for the three and nine months ended September 30, 2006 and 2005.
The potentially dilutive securities excluded from the determination of basic and diluted loss per share, as their effect is antidilutive, are as follows:

	Nine months ended
	September 30,
	2006	2005
Series A convertible preferred stock	9,369,074	8,955,741
Series B convertible preferred stock	12,014,227	—
Preferred stock warrants	318,928	318,928
Common stock warrants	1,302,776	1,917,998
Stock options	1,464,374	1,476,457

	24,469,379	12,669,124

For the three and nine months ended September 30, 2006 and 2005, the reconciliation between net loss and net loss applicable to common shares is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Net loss	$(1,867)	$(2,099)	$(7,258)	$(5,843)
Add: Preferred stock dividends and accretion of preferred stock carrying value	(2,438)	(1,262)	(7,301)	(3,831)

Net loss applicable to common shares	$(4,305)	$(3,361)	$(14,559)	$(9,674)

6. Satellite Network and Other Equipment
Satellite network and other equipment consisted of the following:

	Useful life	September 30,	December 31,
	(years)	2006	2005
Land		$285	$—
Satellite network	5-7	7,435	7,421
Capitalized software	3-5	460	268
Other	2-7	1,141	663
Assets under construction		18,698	5,331

		28,019	13,683
Less: accumulated depreciation and amortization		(7,162)	(5,896)

		$20,857	$7,787

During the nine months ended September 30, 2006 and 2005, the Company capitalized costs attributable to the design and development of internal-use software in the amount of $454 and $374, respectively.
Depreciation and amortization expense for the three months ended September 30, 2006 and 2005 was $434 and $415, respectively. This includes amortization of internal-use software of $25 and $33 for the three months ended September 30, 2006 and 2005, respectively. Depreciation and amortization expense for the nine months ended September 30, 2006 and 2005 was $1,266 and $1,176, respectively. This includes amortization of internal-use software of $67 and $49 for the nine months ended September 30, 2006 and 2005, respectively.
Assets under construction primarily consists of costs relating to the design, development and launch of a single demonstration satellite pursuant to a contract with the United States Coast Guard (“USCG”) (see Note 9) and milestone payments in an aggregate amount of $11,000, pursuant to the Company’s satellite payload and launch procurement agreements with Orbital Sciences Corporation and OHB-System AG for its quick-launch satellites (See Note 15).
7. Intangible Assets
The intangible assets consisted of the following:

	Useful life
	(years)	September 30, 2006			December 31, 2005
			Accumulated			Accumulated
		Cost	amortization	Net	Cost	amortization	Net
Acquired licenses	6	$4,484	$(747)	$3,737	$4,484	$(187)	$4,297
Intellectual property	3	715	(715)	—	715	(637)	78

		$5,199	$(1,462)	$3,737	$5,199	$(824)	$4,375

Amortization expense was $187 and $60 for the three months ended September 30, 2006 and 2005, respectively, and $638 and $179 for the nine months ended September 30, 2006 and 2005, respectively.
Estimated amortization expense for intangible assets subsequent to September 30, 2006 is as follows:

Years ending December 31,
Remainder of 2006	$189
2007	747
2008	747
2009	747
2010	747
Thereafter	560

$3,737

8. Accrued Liabilities
The Company’s accrued liabilities consisted of the following:

	September 30,	December 31,
	2006	2005
Accrued Series B preferred stock issuance costs	$—	$2,911
Gateway settlement obligation (see Note 15)	945	1,645
Accrued compensation and benefits	1,425	960
Payroll taxes and withholdings, interest and penalties	—	117
Accrued warranty obligations	157	236
Accrued interest	625	560
Accrued professional services	184	596
Other accrued expenses	1,486	1,173

	$4,822	$8,198

The Company accrues an estimate of its exposure to warranty claims based on current product sales data and actual customer claims. The majority of the Company’s products carry a one-year warranty. The Company assesses the adequacy of its recorded accrued warranty costs periodically and adjusts the amount as necessary. The Company’s current contract manufacturer is responsible for warranty obligations related to the Company’s newer Communicator models which were introduced in the third quarter of 2005. During the nine months ended September 30, 2006, substantially all of the Communicators sold by the Company were these newer models.
As of September 30, 2006 and December 31, 2005, accrued warranty obligations consisted of the following:

	September 30,	December 31,
	2006	2005
Balance at beginning of period	$236	$493
Payments	(98)	(584)
Accruals for obligations	19	327

Balance at end of period	$157	$236

9. Deferred Revenues
Deferred revenues consisted of the following:

	September 30,	December 31,
	2006	2005
Professional services	$7,236	$6,674
Service activation fees	1,263	1,040
Manufacturing license fees	93	105
Prepaid services	1,107	808

	9,699	8,627
Less current portion	(1,396)	(575)

Long-term portion	$8,303	$8,052

During 2004, the Company entered into a contract with the USCG, to design, develop, launch and operate a single satellite equipped with the capability to receive, process and forward Automatic Identification System (“AIS”) data (the “Concept Validation Project”). Under the terms of the agreement, title to the Concept Validation Project demonstration satellite remains with the Company, however the USCG will be granted a non-exclusive, royalty free license to use the designs, processes and procedures developed under the contract in connection with any future Company satellites that are AIS enabled. The Company is permitted to use the Concept Validation Project satellite to provide services to other customers, subject to receipt of a modification of the Company’s current license or special temporary authority from the Federal Communication Commission. The agreement also provides for post-launch maintenance and AIS data transmission services to be provided by the Company to the USCG for an initial term of 14 months. At its option, the USCG may elect under the agreement to receive maintenance and AIS data transmission services for up to an additional 18 months subsequent to the initial term. The deliverables under the arrangement do not qualify as separate units of accounting and, as a result, revenues from the contract will be recognized ratably commencing upon the launch of the Concept Validation Project demonstration satellite (expected during the first half of 2007) through the term of the contract.
Deferred professional services revenues at September 30, 2006 and December 31, 2005 represent amounts received from the USCG under the contract.

10. Note Payable
OHB Technology A.G.
In connection with the acquisition of a majority interest in Satcom (see Note 14), the Company has recorded an indebtedness to OHB Technology A.G. (formerly known as OHB Teledata A.G.) (“OHB”), a principal stockholder of the Company. At September 30, 2006, the principal balance of the note payable was €1,138 ($1,449) and it had a carrying value of $793. At December 31, 2005, the principal balance of the note payable was €1,138 ($1,348) and it had a carrying value of $594. The carrying value was based on the note’s estimated fair value at the time of acquisition. The difference between the carrying value and principal balance is being amortized to interest expense over the estimated life of the note of six years. The interest accretion was $33 and $98 for the three months and nine months ended September 30, 2006, respectively. This note does not bear interest and has no fixed repayment term. Repayment will be made from the distribution profits (as defined in the note agreement) of ORBCOMM Europe LLC. The note has been classified as long-term and the Company does not expect any repayments to be required prior to December 31, 2007.
11. Convertible Redeemable Preferred Stock
The Company’s Amended and Restated Articles of Incorporation authorize the issuance of up to 45 million shares of preferred stock; up to 15 million is authorized as Series A preferred stock and up to 30 million is authorized as Series B preferred stock.
A summary of the Company’s preferred stock is as follows:

	September 30, 2006		December 31, 2005
	Series A	Series B	Series A	Series B
Redemption value	$39,912	$72,626	$39,912	$71,049
Accrued dividends	—	6,536	8,027	—
Issuance costs, net of accretion	(2,072)	(4,043)	(2,439)	(4,328)

Carrying value	$37,840	$75,119	$45,500	$66,721

Series B preferred stock financing
In January 2006, the Company completed a private placement and issued 391,342 shares of Series B preferred stock and received net proceeds of $1,465 after deducting issuance costs of $113.
Dividends
Holders of the Series B preferred stock are entitled to receive a cumulative 12% dividend annually payable in cash in arrears. The Series A preferred stock holders were entitled to receive a cumulative 12% annual dividend. The Series A preferred stock dividend was eliminated upon the issuance of the Series B preferred stock in December 2005. In January 2006, the Company paid all accumulated dividends on its Series A preferred stock totaling $8,027.
Preferred stock dividends accrued for the nine months ended September 30, 2006 and 2005 were $6,536 and $3,504, respectively.
Conversion
On November 8, 2006, the Company closed its IPO and all preferred shares were converted into the Company’s common stock.

12. Stockholders’ Deficit
Warrants to purchase common stock outstanding at September 30, 2006 were as follows:

Exercise price	Shares subject to Warrants
$2.33	1,044,843
$2.78	23,333
$3.38	143,612
$4.26	90,988

1,302,776

During the nine months ended September 30, 2006, the Company issued 43,859, 30,541 and 540,822 shares of common stock upon the exercise of warrants at per share exercise prices of $4.26, $3.38 and $2.33, respectively. The Company received gross proceeds of $1,547 from the exercise of these warrants. At September 30, 2006, the Company has reserved the following shares of common stock for future issuance:

Shares
Conversion of preferred stock	30,000,000
Warrants to purchase convertible preferred stock	318,928
Warrants to purchase common stock	1,302,776
Employee stock compensation plans	6,122,581

37,744,285

13. Geographic Information
The Company operates in one reportable segment, satellite data communications. Long-lived assets outside of the United States are not significant. The following table summarizes revenues on a percentage basis by geographic region, based on the country in which the customer is located:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Unites States	88%	80%	91%	82%
Other(1)	12%	20%	9%	18%

	100%	100%	100%	100%

(1) No other single geographic areas are more than 10% of revenues for the three months ended September 30, 2006 and 2005 and nine months ended September 30, 2005.
14. Related Party Transactions
Revenues from related parties are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
ORBCOMM Europe LLC(1)	$—	$64	$—	$189
ORBCOMM Japan Limited	65	77	224	225
Korea ORBCOMM Limited	49	51	133	110
Satcom International Group plc.(1)	—	—	—	2

	$114	$192	$357	$526

Receivables from related parties are as follows:

	Receivables at
	September 30,	December 31,
	2006	2005
ORBCOMM Asia Limited (2)	$—	$9
ORBCOMM Japan Limited	389	385
Korea ORBCOMM Limited	153	149

	$542	$543

(1) In 2006, no revenue was generated from Satcom because the Company acquired Satcom on October 7, 2005. (see “Satcom Reorganization and Acquisition” below).
(2) Receivables from ORBCOMM Asia Limited relate to reimbursements of storage costs for gateway earth stations owned by ORBCOMM Asia Limited that are warehoused by the Company.
ORBCOMM Europe
The Company has entered into a service license agreement covering 43 jurisdictions in Europe and a gateway service agreement with ORBCOMM Europe LLC, a Delaware limited liability company (“ORBCOMM Europe”). ORBCOMM Europe is owned 50% by Satcom and 50% by OHB. Satcom is 51% owned by the Company. ORBCOMM Europe is a consolidated affiliate at September 30, 2006 and December 31, 2005. The Chief Executive Officer and certain other stockholders of the Company were previously substantial stockholders of Satcom who entered into an agreement in February 2004 to sell substantially all of their interest in Satcom to the Company. See “Satcom International Group plc. — Satcom Transaction” below. In addition, Satcom has been appointed by ORBCOMM Europe as a country representative for the United Kingdom, Ireland and Switzerland. In addition, ORBCOMM Europe and Satcom have entered into an agreement obligating ORBCOMM Europe to enter into a country representative agreement for Turkey with Satcom, if the current representative agreement for Turkey expires or is terminated for any reason. ORBCOMM Deutschland and Technikom Polska, affiliates of OHB, have been appointed by ORBCOMM Europe as country representatives for Germany and Poland, respectively. OHB is also a 34% stockholder of Elta S.A. the country representative for France. Upon the acquisition of Satcom on October 7, 2005, the Company became the primary beneficiary of ORBCOMM Europe, and as such, the Company consolidates the entity. The beneficial interest holders and creditors of this variable interest entity do not have a legal recourse to the general credit of the Company.
In connection with the organization of ORBCOMM Europe and the reorganization of the ORBCOMM business in Europe, ORBCOMM agreed to grant ORBCOMM Europe approximately $3,736 in airtime credits. The amount of the grant was equal to the amount owed by ORBCOMM Global L.P. (the “Predecessor Company”) to the European Company for Mobile Communications Services N.V. (“MCS”), the former licensee for Europe of the Predecessor Company. ORBCOMM Europe, in turn, agreed to issue credits in the aggregate amount of the credits received from the Company to MCS and its country representatives who were stockholders of MCS. Satcom, as a country representative for the United Kingdom, Ireland and Switzerland, received airtime credits in the amount of approximately $580. ORBCOMM Deutschland, as country representative for Germany, received airtime credits of approximately $450. Because approximately $2,706 of the airtime credits were granted to stockholders of MCS who are not related to the Company and who continue to be country representatives in Europe, the Company believes that granting of the airtime credits was essential to permit ORBCOMM Europe to reorganize the ORBCOMM business in Europe. The Company did not record the airtime credits as a liability at the date of the acquisition of the assets of the Predecessor Company for the following reasons: (i) the Company has no obligation to pay the unused airtime credits back to ORBCOMM Europe if ORBCOMM Europe does not use them; and (ii) the airtime credits are earned by ORBCOMM Europe only when the Company generates revenues from ORBCOMM Europe. The airtime credits have no expiration date. Accordingly, the Company is recording the airtime credits as services are rendered and these airtime credits are recorded net of revenues generated from ORBCOMM Europe. For the three and nine months ended September 30, 2006, airtime credits used totaled approximately $64 and $157, respectively and for the three and nine months ended September 30, 2005, airtime credits used totaled approximately $52 and $157, respectively. As of September 30, 2006 and December 31, 2005, the unused credits granted by the Company to ORBCOMM Europe were approximately $2,713 and $2,870, respectively.
ORBCOMM Asia Limited
On May 8, 2001, ORBCOMM LLC signed a Memorandum of Understanding (the “MOU”) with ORBCOMM Asia Limited (“ORBCOMM Asia”) outlining the parties’ intention to enter into a definitive service license agreement on terms satisfactory to the Company, covering 23 countries in Asia, including China, India, Australia and Indonesia. Although the parties commenced negotiations toward such an agreement, a definitive agreement was never concluded and the MOU terminated by its terms. The Company believes ORBCOMM Asia is approximately 90% owned by a stockholder in the Company. It is the Company’s intention to consider operating service licenses and/or country representative agreements for these territories on a country by country basis as prospective parties demonstrate the ability, from a financial, technical and operations point of view, to execute a viable business plan.

During 2003, 2004 and 2005, ORBCOMM Asia owed the Company amounts for costs related to the storage of certain assets owned by ORBCOMM Asia. On September 14, 2003, ORBCOMM Asia pledged certain assets to the Company to ensure such amounts would be paid. On August 29, 2005, the Company foreclosed on a warehouseman’s lien on three gateway earth stations it was storing on behalf of ORBCOMM Asia in satisfaction of outstanding and unpaid storage fees in the amount of $172. The gateway earth stations are included in inventory at September 30, 2006 and December 31, 2005 at a carrying value of $172. The Company continues to store certain assets owned by ORBCOMM Asia and as of September 30, 2006 and December 31, 2005, ORBCOMM Asia owed the Company $0 and $9, respectively.
ORBCOMM Japan Limited
To ensure that regulatory authorizations held by ORBCOMM Japan Limited (“ORBCOMM Japan”) in Japan were not jeopardized at the time the Company purchased the assets from the Predecessor Company, and with the understanding that a new service license agreement would be entered into between the parties, ORBCOMM assumed the service license agreement entered into between the Predecessor Company and ORBCOMM Japan. The Company and ORBCOMM Japan undertook extensive negotiations for a new service license agreement from early 2002 until 2004 but were unable to reach agreement on important terms. The Company believes a stockholder of the Company is the beneficial owner of approximately 38% of ORBCOMM Japan. On September 14, 2003, ORBCOMM Asia pledged certain assets to the Company to ensure certain amounts owed by ORBCOMM Japan to the Company under the existing service license agreement would be paid. On January 4, 2005, the Company sent a notice of default to ORBCOMM Japan for its failure to remain current with payments under the service license agreement and subsequently terminated the agreement when the default was not cured. On March 31, 2005, ORBCOMM Japan made a partial payment of the amounts due of $350. In 2005, the Company agreed to a standstill under the pledge agreement (including as to ORBCOMM Asia and Korea ORBCOMM Limited (“ORBCOMM Korea”)) and reinstatement of the prior service license agreement, subject to ORBCOMM receiving payment in full of all debts owed by ORBCOMM Japan, ORBCOMM Korea and ORBCOMM Asia to the Company by December 15, 2005 and certain operational changes designed to give the Company more control over the Japanese and Korean gateway earth stations. The outstanding amounts owed by ORBCOMM Japan to the Company were not repaid as of December 15, 2005, and as of September 30, 2006 and December 31, 2005, ORBCOMM Japan owed the Company $389 and $385, respectively in unpaid service fees. On February 22, 2006, the Company sent a notice of default to ORBCOMM Japan for its failure to satisfy its obligations under the standstill agreement, including its failure to make the required payments under the service license agreement and if the defaults are not cured the Company intends to terminate the agreement as a result of such default.
Korea ORBCOMM Limited
To ensure that regulatory authorizations held by ORBCOMM Korea in South Korea were not jeopardized at the time ORBCOMM LLC purchased the assets from the Predecessor Company, and with the understanding that a new service license agreement would be entered into between the parties, ORBCOMM assumed the service license agreement entered into between the Predecessor Company and ORBCOMM Korea. The Company and ORBCOMM Korea undertook extensive negotiations for a new service license agreement from early 2002 until 2004 but were unable to reach agreement on important terms. The Company believes a stockholder of the Company is the beneficial owner of approximately 33% of ORBCOMM Korea. On September 14, 2003, ORBCOMM Asia pledged certain assets to the Company to ensure that certain amounts owed to the Company by ORBCOMM Korea under the existing service license agreement would be paid. On January 4, 2005, the Company sent a notice of default to ORBCOMM Korea for its failure to remain current with the payments under the service licensing agreement and subsequently terminated the agreement when the default was not cured. In 2005, the Company agreed to a standstill with respect to the default by ORBCOMM Korea as part of the standstill agreement with ORBCOMM Japan and a reinstatement of the prior service license agreement. The outstanding amounts owed by ORBCOMM Korea to the Company were not repaid as of December 15, 2005 and as of September 30, 2006 and December 31, 2005, ORBCOMM Korea owed the Company $153 and $149, respectively in unpaid service fees. On April 5, 2006, the Company sent a notice of default to ORBCOMM Korea for its failure to comply with the standstill agreement and if the defaults are not cured the Company intends to terminate the service license agreement as a result of such defaults.
Satcom International Group plc.
General. Satcom (i) owns 50% of ORBCOMM Europe; (ii) has entered into country representative agreements with ORBCOMM Europe covering the United Kingdom, Ireland and Switzerland; and (iii) has entered into a service license agreement with the Company covering substantially all of the countries of the Middle East and a significant number of countries of Central Asia, and gateway services agreement with the Company. See “— ORBCOMM Europe” described above.

As of December 31, 2004, the Chief Executive Officer of the Company, Jerome B. Eisenberg, and a former officer, Don Franco (“Messrs. Franco and Eisenberg”), both of whom were directors of the Company at the time, owned directly or indirectly a majority of the outstanding voting shares of Satcom and held a substantial portion of the outstanding debt of Satcom. Certain other investors in the Company were also investors in Satcom. Satcom was formerly a principal stockholder of MCS and made significant investments in other territories related to the Predecessor Company.
Satcom Transaction. As a condition of the Company’s February 2004 reorganization, Messrs. Franco and Eisenberg were required to enter into a definitive agreement, in order to eliminate any potential conflict of interest between the Company and the officers, to transfer to the Company all of their interests in Satcom in exchange for (i) 620,000 shares of Series A preferred stock and (ii) a contingent payment in the event of a sale or initial public offering of the Company. The closing of the Satcom transaction was subject to a completion of a reorganization of Satcom resulting in the conversion to equity of not less than 95% of the outstanding debt of Satcom by July 1, 2005 unless the parties elect to extend the date or agree otherwise. If the reorganization was not completed by July 1, 2005, or such later date, the Company could elect to take less than all of the interests of the officers; provided, however, the Company must still issue the 620,000 shares of Series A preferred stock and make the contingent payment regardless of what portion of such interests the Company chooses to purchase. The contingent payment would be equal to $2,000, $3,000 or $6,000 in the event of proceeds from such a sale or the valuation in the IPO exceeding $250,000, $300,000 or $500,000, respectively, subject to proration for amounts that fall in between these thresholds. On November 8, 2006, upon completion of its IPO, the Company made a contingent payment of approximately $3,614, based on the initial public offering price of $11.00 per share.
The Company entered into a $1,000 line of credit for working capital purposes with Satcom pursuant to a revolving note dated December 30, 2005. The revolving loan bears interest at 8% per annum, and matures on December 31, 2006, and is secured by all of Satcom’s assets, including its membership interest in ORBCOMM Europe. As of September 30, 2006 and December 31, 2005, Satcom had $465 and no amounts outstanding under this line of credit, respectively.
Satcom Reorganization and Acquisition. On October 7, 2005, Satcom and certain of its stockholders and noteholders, consummated a reorganization transaction (the “Satcom Reorganization”) whereby 95% of the outstanding principal of demand notes, convertible notes and certain contract debt was converted into equity, and accrued and unpaid interest on such demand and convertible notes was acknowledged to have been previously released. This reorganization included the conversion to equity of the demand notes and convertible notes owed by Satcom to Messrs. Franco and Eisenberg and the release of any other debts of Satcom owed to them. Concurrently, the Company acquired the Satcom interests of Messrs. Franco and Eisenberg and issued them 620,000 shares of Series A preferred stock.
OHB Technology A.G.
On May 21, 2002, the Company entered into an international value added reseller agreement with OHB whereby OHB has been granted non-exclusive rights to resell ORBCOMM services for applications developed by OHB for the monitoring and tracking of mobile tanks and containers. The Company has not generated any revenues under this agreement but the Company had a note payable of $793 and $594 to OHB as of September 30, 2006 and December 31, 2005, respectively. In addition, the Company also has a purchase commitment with an OHB subsidiary (see Note 15).
SES Global S.A.
On February 17, 2004, the Company entered into an international value added reseller agreement with SES Global S.A. (“SES”), an affiliate of SES Global Participation, S.A., a substantial investor in the Company, whereby SES has been granted exclusive rights during the initial term of the agreement to resell the Company’s services for return channel applications developed by SES for the Direct-to-Home TV market. The Company has not generated any revenues under this agreement and there are no balances due from SES.

15. Commitments and Contingencies
Procurement agreements in connection with U.S. Coast Guard contract
In May 2004, the Company entered into an agreement to construct and deploy a satellite for use by the USCG (see Note 9). In connection with this agreement, the Company entered into the procurement agreements discussed below. All expenditures relating to this project are being capitalized as assets under construction. The satellite is scheduled for launch during the first half of 2007.
In November 2004, the Company entered into an ORBCOMM Concept Demonstration Payload Procurement Agreement with Orbital Sciences Corporation (“Orbital Sciences”), under which the Company will purchase a Concept Demonstration Communication Payload at a total cost of $3,305. At September 30, 2006, the Company’s remaining obligation under this agreement was $150.
In March 2005, the Company entered into an ORBCOMM Concept Demonstration Satellite Bus, Integration Test and Launch Services Procurement Agreement with OHB-System AG, an affiliate of OHB, under which the Company will purchase, among other things, overall Concept Demonstration Satellite, design, bus module and payload module structure manufacture, payload module and bus module integration, assembled satellite environmental tests, launch services and in-orbit testing of bus module at a total cost not to exceed $2,416. At September 30, 2006, the Company’s remaining obligation under this agreement was $483.
Gateway settlement obligation
In 1996, the Predecessor Company entered into a contract to purchase gateway earth stations (“GESs”) from ViaSAT Inc. (the “GESs Contract”). As of September 15, 2000, the date the Predecessor Company filed for bankruptcy, approximately $11,000 had been paid to ViaSAT, leaving approximately $3,700 owing under the GESs Contract for 8.5 GESs manufactured and stored by ViaSAT. In December 2004, the Company and ViaSAT entered into a settlement agreement whereby the Company was granted title to 4 completed GESs in return for a commitment to pay an aggregate of $1,000 by December 2007. ViaSAT maintains a security interest and lien in the 4 GESs and has the right to possession of each GESs until the lien associated with the GESs has been satisfied. The Company has options, expiring in December 2007, to purchase any or all of the remaining 4.5 GESs for aggregate consideration of $2,700. However, the Company must purchase one of the remaining 4.5 GESs for $1,000 prior to the sale or disposition of the last of the 4 GESs for which title has been transferred. At September 30, 2006 and December 31, 2005, the Company has recorded the 4 GESs in inventory at an aggregate value of $1,644. At September 30, 2006 and December 31, 2005, the accrued liability for the settlement agreement was $944 and $1,644, respectively.
Procurement agreements in connection with quick-launch satellites
On April 21, 2006, the Company entered into an agreement with Orbital Sciences whereby Orbital Sciences will design, manufacture, test and deliver to the Company, one payload engineering development unit and six AIS-equipped satellite payloads for the Company. The cost of the payloads is $17,000, subject to adjustment under certain circumstances. The Company had options to require Orbital Sciences to manufacture, test and deliver up to two additional satellite payloads at a cost of $2,200 per payload which have expired unexercised. Payments under the agreement are due upon the achievement of specified milestones by Orbital Sciences. The Company anticipates making payments under the contract of $10,500 in 2006 and $6,500 in 2007. As of September 30, 2006, the Company has made milestone payments of $7,000 under this agreement.
On June 5, 2006, the Company entered into an agreement with OHB-System AG, an affiliate of OHB, to design, develop and manufacture six satellite buses, integrate such buses with the payloads to be provided by Orbital Sciences, and launch the six integrated satellites. The price for the six satellite buses and launch services is $20,000 and payments under the agreement are due upon specific milestones achieved by OHB-System AG. In addition, if OHB-System, AG meets specific on-time delivery milestones, the Company would be obligated to pay up to an additional $1,000. The Company anticipates making payments under the agreement of $10,150, $9,450 and $1,400 in 2006, 2007 and 2008, respectively, for the initial order of six satellite buses and the related integration and launch services, inclusive of the on-time delivery payments. As of September 30, 2006, the Company has made milestone payments of $4,000 under this agreement. In addition, OHB-System AG will provide services relating to the development, demonstration and launch of the Company’s next-generation satellites at a total cost of $1,350. The Company has the option on or before June 5, 2007, to require OHB-System AG to design, develop and manufacture up to two additional satellite buses and integrate two satellite payloads at a cost of $2,100 per satellite.
Litigation
Quake. On February 24, 2005, Quake Global, Inc. (“Quake”) filed a four count action for damages and injunctive relief against the Company, the Company’s wholly owned subsidiary, Stellar Satellite Communications, Ltd. (“New Stellar”) and Delphi Corporation, in the U.S. District Court for the Central District of California, Western Division. The action alleges antitrust violations, breach of contract, tortious interference and improper exclusive dealing arrangements. Quake claims damages in excess of $15,000 and seeks treble damages, costs and reasonable attorneys’ fees, unspecified compensatory damages, punitive damages, injunctive relief and that the Company be required to divest itself of the assets it acquired from Stellar Satellite Communications, Ltd. (“Old Stellar”) and reconstitute a new and effective competitor. On April 21, 2005, the Company filed a motion to dismiss or to compel arbitration and dismiss or stay the proceedings, which the District Court denied. On July 19, 2005, the Company and New Stellar took an interlocutory appeal as of right to the Court of Appeals for the Ninth Circuit from the denial of the Company’s motion to dismiss. The appeal has been fully briefed and oral argument is expected in or around the fourth quarter of 2006. On December 6, 2005, the Company filed its answer and counterclaims to Quake’s complaint.

Separately, ORBCOMM served notices of default upon Quake in July and September 2005 and in June and August 2006 under the parties’ Subscriber Communicators Manufacturing Agreement. On September 23, 2005, the Company commenced an arbitration with the American Arbitration Association seeking: (1) a declaration that the Company has the right to terminate the Subscriber Communicator Manufacturing Agreement; (2) an injunction against Quake’s improperly using the fruits of contractually-prohibited non-segregated modem design and development efforts in products intended for use with the systems of the Company’s competitors; and (3) damages. Quake has filed an answer with counterclaims to the Company’s claims in the arbitration. On August 28, 2006, the Company amended its statement of claims in the arbitration to add the claims identified in the June and August 2006 notices of default. The arbitration hearing is currently scheduled for March 2007.
Separately, in connection with a pending legal action between Quake and Mobile Applitech, Inc, or MobiApps, relating to an RF application specific integrated circuit, or ASIC, developed pursuant to a Joint Development Agreement between Quake and MobiApps, Quake sent the Company a letter dated July 19, 2006 notifying the Company that it should not permit or facilitate MobiApps to market or sell Communicators for use on the ORBCOMM system or allow MobiApps’ Communicators to be activated on ORBCOMM’s system and that failure to cease and desist from the foregoing actions may subject the Company to legal liability and allow Quake to seek equitable and monetary relief.
On August 4, 2006, ORBCOMM LLC filed a motion to intervene in the pending action between Quake and MobiApps in the U.S. District Court for the District of Maryland (Greenbelt Division) seeking a declaration as to (1) whether MobiApps has the right to use the ASIC product in Communicators it manufactures for use on the ORBCOMM system, and (2) whether the Company can permit or facilitate MobiApps to market or sell Communicators using the ASIC product for ORBCOMM’s system and/or allow such Communicators to be activated on ORBCOMM’s system. On August 7, 2006, the Maryland District Court transferred that action to the U.S. District Court for the Southern District of California. Under the terms of the agreement with MobiApps, the Company will be indemnified for its expenses incurred in connection with this action.
ORBCOMM Asia. On September 30, 2005, ORBCOMM Asia delivered to the Company, ORBCOMM Holdings LLC, ORBCOMM LLC, and two officers of the Company a written notice of its intention to arbitrate certain claims of breach of contract and constructive fraud related to the MOU and seeking an award of $3,170 in actual and compensatory damages for breach of contract and $5,000 in punitive damages, and an award of damages for lost profits in an amount to be established. The Company believes that ORBCOMM Asia is approximately 90% owned by Gene Hyung-Jin Song, who is also a stockholder of the Company. On October 13, 2005, the Company, ORBCOMM Holdings, ORBCOMM LLC, and two officers of the Company received notification from the International Centre for Dispute Resolution, a division of the American Arbitration Association, that it had received the demand for arbitration from ORBCOMM Asia. On October 19 2005, ORBCOMM Inc., ORBCOMM Holdings LLC, ORBCOMM LLC, Jerome Eisenberg and Don Franco filed a petition, by order to show cause, in New York Supreme Court seeking a stay of the arbitration as to all parties other than ORBCOMM Asia and ORBCOMM LLC on the ground that those parties were not signatories to the MOU which contains the arbitration provision upon which the arbitration was based. By order dated January 31, 2006, the Supreme Court of the State of New York permanently stayed the arbitration as to all parties other than ORBCOMM LLC and ORBCOMM Asia. The arbitration hearing on the claims between ORBCOMM Asia and ORBCOMM LLC was held on June 8, 2006.
On June 30, 2006, the arbitration panel entered an award denying ORBCOMM Asia’s claims in their entirety and awarding ORBCOMM LLC attorney’s fees and costs of approximately $250. On August 9, 2006, the Company received $120 from ORBCOMM Asia and recorded the amount as a reduction to selling, general and administrative expenses. The remaining balance will be recognized by the Company upon payment by ORBCOMM Asia. On December 4, 2006, the Company received $128 from ORBCOMM Asia and will record the amount as a reduction to selling, general and administrative expenses.

16. Subsequent Events
Reverse stock split
On October 6, 2006, the Company effected a 2-for-3 reverse stock split applicable to all issued and outstanding shares of the Company’s common stock. All share and per share amounts for common stock, and options and warrants to purchase the Company’s common stock included in these financial statements and notes to the financial statements have been adjusted to reflect the reverse stock split. The conversion ratios of the Company’s Series A and Series B preferred stock have also been adjusted to reflect the reverse stock split.
Restricted Stock Units (“RSUs”)
On October 5, 2006, the Compensation Committee of the Company’s Board of Directors approved the issuance of 1,058,293 RSUs to employees of the Company. The holders of the RSUs are entitled to receive an equivalent number of common shares upon vesting of the RSUs. An aggregate of 532,387 RSUs are time-based awards that vest in three equal installments on January 1, 2007, 2008 and 2009. An aggregate of 525,906 RSUs are performance-based awards that will vest upon attainment of various operational and financial performance targets established for each of fiscal 2006, 2007 and 2008 by the Compensation Committee or the Board of Directors. The Compensation Committee has established performance targets for fiscal 2006 and, for the grants to certain individuals, the performance targets for fiscal 2007 with respect to an aggregate of 257,867 performance-based RSUs. Accordingly, these RSUs will be considered granted for accounting purposes upon issuance. The remaining 268,039 performance-based RSUs will not be considered granted for accounting purposes upon issuance as the Compensation Committee has not yet established performance targets for those RSUs.
Stock Appreciation Rights (“SARs”)
Additionally, on October 5, 2006, the Compensation Committee approved the issuance of 346,666 performance-based SARs to certain executive officers of the Company. The SARs vest upon attainment of certain operations and financial performance targets established for each of fiscal 2006, 2007 and 2008 by the Compensation Committee or the Board of Directors. The Compensation Committee has established performance targets for fiscal 2006 with respect to an aggregate of 115,555 performance-based SARs. Accordingly, these SARs will be considered granted for accounting purposes upon issuance. The remaining 231,111 performance-based SARs will not be considered granted for accounting purposes upon issuance as the Compensation Committee has not yet established performance targets for fiscal 2007 and 2008. The Compensation Committee also approved the issuance of 66,667 time-based SARs that will vest in three equal installments on January 1, 2007, 2008 and 2009. The issuance price of the SARs will be equal to the initial public offering price of the Company’s common stock. The SARs expire 10 years from the date of grant. The SARs are payable in cash, shares of common stock or a combination of both upon exercise, as determined by the Compensation Committee.
GE Supply Agreement
On October 10, 2006, the Company entered into an agreement with GE Asset Intelligence LLC (“GE”) to supply up to 412,000 units of in-production and future models of subscriber communicators from August 1, 2006 through December 31, 2009 to support GE’s applications utilizing the Company’s data communications system. Of the total volume level under the agreement, 270,000 units are non-cancelable except under specified early termination provisions of the agreement. A portion of the non-cancelable unit volumes will be delivered beginning in fourth quarter 2006 and each year throughout the term. The overall contract value at the full volume level would be approximately $57.0 million, subject to adjustment for additional engineering work, substitution of subscriber communicator models or other modifications pursuant to the terms of the agreement.
Series B Preferred Stock Consents
On October 12, 2006, the Company obtained the written consents of holders who collectively held in excess of two-thirds of the Series B preferred stock, to the automatic conversion of the Series B preferred stock into shares of common stock, upon the closing of the Company’s IPO at an initial public offering price per share of not less than $11.00. The consents are conditioned upon and subject to the closing of the IPO at a price per share of not less than $11.00. The consents are not effective at a price per share of less than $11.00 and the Series A and Series B preferred stock would not automatically convert into shares of common stock upon completion of the IPO at such price. As a result, the Company would not be able to complete its IPO on the terms currently contemplated at a price per share of less than $11.00. In consideration for the holders of the Series B preferred stock providing their consents, the Company agreed to make a contingent payment to all of the holders of the Series B preferred stock if the price per share of the IPO is between $11.00 and $12.49 per share, determined as follows: (i) 12,014,227 (the number of shares of the Company’s common stock into which all of the shares of the Series B preferred stock convert at the current conversion price) multiplied by (ii) the difference between (a) $6.045 and (b) the quotient of (I) the initial public offering price divided by (II) 2.114. The maximum amount payable under the consents is approximately $10.1 million. Based on the initial public offering price of $11.00 per share, the Company paid approximately $10.1 million to the holders of Series B preferred stock.

Termination of Series B Commitment
Certain purchasers of the Company’s Series B preferred stock are obligated to purchase an additional 10,297,767 shares of Series B preferred stock in March 2007 at $4.03 per share, unless a Qualified Sale or Qualified Public Offering has occurred prior to that time. On October 12, 2006, these investors agreed to terminate these rights upon the completion of an IPO at an initial public offering price per share of at least $11.00 and subject to the same conditions as the written consents of certain holders of Series B preferred stock obtained on October 12, 2006, described above under “Series B Preferred Stock Consents”.
Amended and Restated Certificate of Incorporation
In October 2006, the Company’s Certificate of Incorporation was further amended to increase the amount of authorized shares of common stock to 250 million and authorized shares of preferred stock to 50 million, with such rights and preferences as may be designated by the Board of Directors without further action by the Company’s stockholders.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Safe Harbor Statement Under the Private Securities Litigation Reform of Act 1995.
Certain statements discussed in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, Item 3, “Quantitative and Qualitative Disclosures about Market Risks”, Item 1 of Part II, “Legal Proceedings” and elsewhere in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally relate to our plans, objectives and expectations for future events and includes statements about our expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. Such forward-looking statements, including those concerning the Company’s expectations, are subject to known and unknown risks and uncertainties, which could cause actual results to differ materially from the results, projected, expected or implied by the forward-looking statements, some of which are beyond the Company’s control, that may cause the Company’s actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include but are not limited to: substantial losses we have incurred and expect to continue to incur; demand for and market acceptance pressures and other competitive factors; technological changes and pricing pressures; inability of our international resellers to develop markets outside the United States; satellite launch failures, satellite launch and construction delays and in-orbit satellite failures or reduced performance; the failure of our system or reductions in levels of service due to technological malfunctions or deficiencies or other events; the inability to renew or expand our satellite constellation; political, legal regulatory, government administrative and economic conditions and developments in the United States and other countries in which we operate; changes in our business strategy; and others risks described in Item 1A of Part II, “Risk Factors” in this Quarterly Report on Form 10-Q and in our Registration Statement on Form S-1, as amended (Registration No. 333-134088), which was declared effective by the SEC on November 2, 2006. The Company undertakes no obligation to publicly revise any forward-looking statements or cautionary factors, except as required by law.
General
We operate the only global commercial wireless messaging system optimized for narrowband communications. Our system consists of a global network of 30 low-Earth orbit, or LEO, satellites and accompanying ground infrastructure. Our two-way communications system enables our customers and end-users, which include large and established multinational businesses and government agencies, to track, monitor, control and communicate cost-effectively with fixed and mobile assets located anywhere in the world. Our products and services enable our customers and end-users to enhance productivity, reduce costs and improve security through a variety of commercial, government and emerging homeland security applications. We enable our customers and end-users to achieve these benefits using a single global technology standard for machine-to-machine and telematic, or M2M, data communications. Our customers have made significant investments in developing ORBCOMM-based applications. Examples of assets that are connected through our M2M data communications system include trucks, trailers, railcars, containers, heavy equipment, fluid tanks, utility meters, pipeline monitoring equipment, marine vessels and oil wells. Our customers include value-added resellers, or VARs, original equipment manufacturers, or OEMs, such as Caterpillar Inc., Komatsu Ltd., Hitachi Construction Machinery Co., Ltd. and the Volvo Group, service providers, such as the Equipment Services business of General Electric Company, and government agencies, such as the U.S. Coast Guard.
Through our M2M data communications system, our customers and end-users can send and receive information to and from any place in the world using low-cost subscriber communicators and paying airtime costs that we believe are the lowest in the industry for global connectivity. We believe that there is no other satellite or terrestrial network currently in operation that can offer global two-way wireless narrowband data service coverage at comparable cost using a single technology standard worldwide. We are currently authorized, either directly or indirectly, to provide our communications services in over 75 countries and territories in North America, Europe, South America, Asia, Africa and Australia.
Our unique M2M data communications system is comprised of three elements: (i) a constellation of 30 LEO satellites in multiple orbital planes between 435 and 550 miles above the Earth operating in the Very High Frequency, or VHF, radio frequency spectrum, (ii) related ground infrastructure, including 13 gateway earth stations, five regional gateway control centers and a network control center in Dulles, Virginia, through which data sent to and from subscriber communicators are routed and (iii) subscriber communicators attached to a variety of fixed and mobile assets worldwide.

Our principal products and services are revenues from satellite communications services and sales of subscriber communicators. We provide global M2M data communications services through our satellite-based system. We focus our communications services on narrowband data applications. These data messages are typically sent by a remote subscriber communicator through our satellite system to our ground facilities for forwarding through an appropriate terrestrial communications network to the ultimate destination. Our wholly owned subsidiary, Stellar Satellite Communications Ltd., or Stellar, markets and sells subscriber communicators manufactured exclusively for Stellar, by Delphi Automotive Systems LLC, a subsidiary of Delphi Corporation, directly to customers. We also earn royalties from the sale of subscriber communicators manufactured by two other manufacturers, Quake Global, Inc. and Mobile Applitech, Inc. Currently there are 11 different models of subscriber communicators available for sale and use on our communications system.
Increasingly, businesses and governments face the need to track, control, monitor and communicate with fixed and mobile assets that are located throughout the world. At the same time, these assets increasingly incorporate microprocessors, sensors and other devices that can provide a variety of information about the asset’s location, condition, operation or measurements and respond to external commands. As these intelligent devices proliferate, we believe that the need to establish two-way communications with these devices is greater than ever. Increasingly, owners and users of these intelligent devices are seeking communications systems that will enable them to communicate with these devices in a low cost and efficient manner.
Our products and services are typically combined with industry-or customer-specific applications developed by our resellers which are sold to their end-user customers. We do not generally market to end-users directly; instead, we utilize a cost-effective sales and marketing strategy of partnering with over 130 resellers (i.e., VARs, international value-added resellers, or IVARs, international licensees and country representatives). These resellers, which are our direct customers, market to end-users.
Critical Accounting Policies
Our discussion and analysis of our results of operations, liquidity and capital resources are based on our unaudited condensed consolidated financial statements which have been prepared in accordance with Generally Accepted Accounting Principles (GAAP) accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, costs of revenues, accounts receivable, satellite network and other equipment, capitalized development costs, debt issuance costs and debt discount, convertible redeemable preferred stock, valuation of deferred tax assets and the value of securities underlying stock-based compensation. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from our estimates and could have a significant adverse effect on our results of operations and financial position. We believe the following critical accounting policies affect our more significant estimates and judgments in the preparation of our condensed consolidated financial statements.
Revenue recognition
 We recognize revenues when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is reasonably assured. Our revenue recognition policy requires us to make significant judgments regarding the probability of collection of the resulting accounts receivable balance based on prior history and the creditworthiness of our customers. In instances where collection is not reasonably assured, revenue is recognized when we receive cash from the customer.
Revenues generated from the sale of subscriber communicators and other products are either recognized when the products are shipped or when customers accept the products, depending on the specific contractual terms. Sales of subscriber communicators and other products are not subject to return and title and risk of loss pass to the customer at the time of shipment. Sales of subscriber communicators are primarily to VARs and IVARs and are not bundled with service arrangements. Revenues from sales of gateway earth stations and related products are recognized only upon customer acceptance following installation. Revenues from the activation of subscriber communicators are initially recorded as deferred revenues and are, thereafter, recognized ratably over the term of the agreement with the customer, generally three years. Revenues generated from monthly usage and administrative fees and engineering services are recognized when the services are rendered. Upfront payments for manufacturing license fees are initially recorded as deferred revenues and are recognized ratably over the term of the agreements, generally ten years. Revenues generated from royalties relating to the manufacture of subscriber communicators by third parties are recognized when the third party notifies us of the units it has manufactured and a unique serial number is assigned to each unit by us.

Amounts received prior to the performance of services under customer contracts are recognized as deferred revenues and revenue recognition is deferred until such time that all revenue recognition criteria have been met. For arrangements with multiple obligations (e.g., deliverable and undeliverable products, and other post-contract support), we allocate revenues to each component of the contract based upon objective evidence of each component’s fair value. We recognize revenues allocated to undelivered products when the criteria for product revenues set forth above are met. If objective and reliable evidence of the fair value of the undelivered obligations is not available, the arrangement consideration allocable to a delivered item is combined with the amount allocable to the undelivered item(s) within the arrangement. Revenues are recognized as the remaining obligations are fulfilled. Out-of-pocket expenses incurred during the performance of professional service contracts are included in costs of services and any amounts re-billed to clients are included in revenues during the period in which they are incurred. Shipping costs billed to customers are included in product sales revenues and the related costs are included as costs of product sales.
Under our agreement with the U.S. Coast Guard with respect to the Concept Validation Project and related services, the deliverables do not qualify as separate units of accounting and as a result, revenues from the agreement will be recognized ratably commencing upon the launch of the demonstration satellite (expected in the first half of 2007) through the term of the agreement. (See Note 9 of the notes to the condensed consolidated financial statements)
We on occasion, issue options to purchase our equity securities or the equity securities of our subsidiaries, or issue shares of our common stock as an incentive in soliciting sales commitments from our customers. The grant date fair value of such equity instruments is recorded as a reduction of revenues on a pro-rata basis as products or services are delivered under the sales arrangement.
Costs of revenues
Costs of product sales includes the purchase price of products sold, shipping charges, costs of warranty obligations, payroll and payroll related costs for employees who are directly associated with fulfilling product sales and depreciation and amortization of assets used to deliver products. Costs of services is comprised of payroll and related costs, including stock-based compensation, materials and supplies, depreciation and amortization of assets used to provide services. Our most significant estimates and judgments regarding the costs of revenues are provisions for estimated expenses related to product warranties, which we make at the time products are sold. These estimates and judgments are made using historical information on the nature and frequency of such expenses.
Accounts receivable
Accounts receivable are due in accordance with payment terms included in our negotiated contracts. Amounts due are stated net of an allowance for doubtful accounts. Accounts that are outstanding longer than the contract payment terms are considered past due. We make ongoing assumptions and judgments relating to the collectibility of our accounts receivable to determine our required allowances based on a number of factors such as the age of the receivable, credit history of the customer, historical experience and current economic conditions that may affect a customer’s ability to pay. Past experience may not be indicative of future collections; as a result, allowances for doubtful accounts may deviate from our estimates as a percentage of accounts receivable and sales.
Satellite network and other equipment
Satellite network and other equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are recognized once an asset is placed in service using the straight-line method over the estimated useful lives of the assets, ranging from two to seven years. As our industry is subject to technological change, we may be required to revise the estimated useful lives of our satellites and other equipment or adjust the carrying amounts. We use judgment to determine the useful life of our satellite network based on the estimated operational life of the satellites and periodic reviews of engineering data relating to the operation and performance of our satellite network.
Capitalized development costs
Judgments and estimates occur in the calculation of capitalized development costs. We evaluate and estimate when a preliminary project stage is completed and at the point when the project is substantially complete and ready for use. We base our estimates and evaluations on engineering data. We capitalize the costs of acquiring, developing and testing software to meet our internal needs. Capitalization of costs associated with software obtained or developed for internal use commences when both the preliminary project stage is completed and management has authorized further funding for the project, based on a determination that it is probable that the project will be completed and used to perform the function intended.

Capitalized costs include only (1) external direct cost of materials and services consumed in developing or obtaining internal-use software, and (2) payroll and payroll-related costs for employees who are directly associated with, and devote time to, the internal-use software project. Capitalization of such costs ceases no later than the point at which the project is substantially complete and ready for its intended use. Internal use software costs are amortized once the software is placed in service using the straight-line method over periods ranging from three to five years.
Convertible redeemable preferred stock
At the time of issuance, preferred stock is recorded at its gross proceeds less issuance costs. The carrying value is increased to the redemption value using the effective interest method over the period from the date of issuance to the earliest date of redemption. The carrying value of preferred stock is also increased by cumulative unpaid dividends.
On November 8, 2006, upon the closing of our initial public offering, all outstanding shares of Series A and Series B preferred stock automatically converted into 21,383,301 shares of common stock based on a conversion ratio of two shares of common stock for every three shares of preferred stock, at their net carrying value at the time of conversion, excluding accrued but unpaid Series B dividends totaling $7.5 million which were paid in cash upon closing of our initial public offering.
Income taxes
The Company accounts for income taxes under the provisions of the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. Under these guidelines, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Judgment is applied in determining whether the recoverability of our deferred tax assets will be realized in full or in part. A valuation allowance is established for the amount of deferred tax assets that are determined to be more likely than not unrealizable. Realization of our deferred tax assets may depend upon our ability to generate future taxable income. Based upon this analysis, we established a 100% valuation allowance for our net deferred tax assets.
Loss contingencies
We accrue for costs relating to litigation, claims and other contingent matters when such liabilities become probable and reasonably estimable. Such estimates may be based on advice from third parties or on management’s judgment, as appropriate. Actual amounts paid may differ from amounts estimated, and such differences will be charged to operations in the period in which the final determination of the liability is made. Management considers the assessment of loss contingencies as a critical accounting policy because of the significant uncertainty relating to the outcome of any potential legal actions and other claims and the difficulty of predicting the likelihood and range of the potential liability involved, coupled with the material impact on our results of operations that could result from legal actions or other claims and assessments.
Stock-based compensation
Prior to January 1, 2006, stock-based compensation arrangements with our employees have been accounted for in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, using the intrinsic value method of accounting which requires charges to stock-based compensation expense for the excess, if any, of the fair value of the underlying stock at the date an employee stock option is granted (or at an appropriate subsequent measurement date) over the amount the employee must pay to acquire the stock. We did not engage independent appraisers to determine fair value; instead we used as fair value the conversion price of our preferred stock into shares of common stock, which was equal to the sales price of our preferred stock to unaffiliated parties occurring closest to the dates of the various option grants. For the three and nine months ended September 30, 2005, we recorded the intrinsic value per share as stock-based compensation expense over the applicable vesting period, using the straight-line method. Stock-based awards to nonemployees prior to January 1, 2006 are accounted for under the provisions of SFAS No. 123, Accounting for Stock-based Compensation (“SFAS 123”), and EITF Issue No. 96-18, Accounting for Equity Instruments Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Had we applied fair value recognition to our prior stock-based employee compensation awards, with the value of each option grant estimated on the date of the grant using an option pricing model, the impact would have been increases to our net loss applicable to common shares of $0.1 million and $0.3 million for the three and nine months ended September 30, 2005, respectively.

We estimated the fair value of stock options using judgments and estimates involving; (1) volatility, based on a peer group analysis, (2) the estimated value of our common stock on the grant date, (3) the expected life of the option, (4) the risk-free interest rate, based on the expected life of the option, and (5) an expected dividend yield.
On January 1, 2006, we adopted SFAS No. 123 (Revised 2004) Share-Based Payment (“SFAS 123(R)”), which requires the measurement and recognition of stock-based compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. We adopted SFAS 123(R) using the modified prospective transition method using the Black-Scholes option pricing model as the most appropriate model for determining the estimated fair value for all share-based payment awards. Under that transition method, stock-based compensation expense recognized during the three and nine months ended September 30, 2006 includes stock-based compensation expense for all share-based payments granted prior to, but not vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and stock-based compensation expense for all share-based payments granted on or after January 1, 2006, based on the grant-date fair value, estimated in accordance with provisions of SFAS 123(R).
SFAS 123(R) requires us to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In accordance with the modified prospective transition method, prior periods have not been restated to reflect and do not include, the impact of SFAS 123(R).
As a result of adopting SFAS 123(R) on January 1, 2006, we recognized $0.1 million and $0.6 million of stock-based compensation expense during the three and nine months ended September 30, 2006, respectively. During the three and nine months ended September 30, 2005, we recognized less than $0.1 million and $0.2 million of stock-based compensation expense pursuant to the intrinsic value method under APB Opinion No. 25, respectively. We expect that the adoption of SFAS 123(R), coupled with our expected expanded use of share-based compensation, will result in significant increases in our stock-based compensation expense in future periods. We have not recognized, and do not expect to recognize in the near future, any tax benefit related to employee stock-based compensation expense as a result of the full valuation allowance on our net deferred tax assets and net operating loss carryforwards.
During the nine months ended September 30, 2006, we granted an option in February 2006 to an employee to purchase 50,000 shares of our common stock. The fair value of the share-based award is estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions: expected volatility of 44.50% based on the stock volatility for comparable publicly traded companies; estimated fair value of our common stock on the date of grant of $15.00 per share; expected life of the option of four years, giving consideration to the contractual term and vesting schedule; risk-free interest rate of 4.64% based on the U.S. Treasury yield curve at the time of the grant over the expected term of the stock option grant; and zero dividend yield. The exercise price of these options issued was $4.88 per share and the estimated fair value of these options was $11.16 per share.
During the year ended December 31, 2004, we granted options to employees to purchase a total of 1,528,332 shares of common stock at exercise prices ranging from $2.33 to $4.26 per share, which were approved by our Board of Directors. During the three and nine months ended September 30, 2005, we recognized compensation costs of less then $0.1 million and $0.2 million, respectively, using the intrinsic value method for these options, since the exercise prices were less then the fair market value of our common stock at the dates of grant. We did not grant any options in 2005.
As a result of adopting SFAS 123(R), we applied a forfeiture rate of 6% to the stock options expected to vest as of September 30, 2006 which includes all share-based payments granted prior to, but not vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and stock-based compensation expense for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value. The forfeiture rate was based on voluntary and involuntary termination behavior as well as analysis of actual option forfeitures.
As of September 30, 2006, $0.5 million of total unrecognized stock-based compensation expense related to stock options issued to employees is expected to be recognized over a weighted-average term of 1.93 years. Based on the midpoint of our estimated price range ($13.00 per share) included in our Preliminary Prospectus dated October 19, 2006, the intrinsic value of our options outstanding as of September 30, 2006 was $14.5 million, of which $13.3 million related to vested options and $1.2 million related to unvested options.

Results of Operations
Three and Nine Months Ended September 30, 2006 Compared with Three and Nine Months Ended September 30, 2005
Revenues
Revenues consist of service revenues and product sales. Service revenues are based upon utilization of subscriber communicators on our communications system and consist of a one-time activation fee for each subscriber communicator activated for use on our communications system and subscriber-based recurring monthly usage fees. Service revenues are also earned from providing engineering, technical and management support services to customers, and from license fees and royalties relating to the manufacture of communicators by third parties under certain manufacturing agreements. Product sales consist of sales of subscriber communicators, other products such as subscriber communicator peripherals, and other equipment such as gateway earth stations and gateway control centers to customers.
The table below presents our revenues (in thousands) for the three and nine months ended September 30, 2006 and 2005, together with the percentage of total revenue represented by each revenue category:

	Three months ended September 30,				Nine months ended September 30,
	2006		2005		2006		2005
	% of		% of		% of		% of
	Total		Total		Total		Total
Service revenues	$3,220	58.0%	$2,109	57.5%	$8,165	44.9%	$5,703	56.6%
Product sales	2,334	42.0	1,556	42.5	10,030	55.1	4,370	43.4

	$5,554	100.0%	$3,665	100.0%	$18,195	100.0%	$10,073	100.0%

Three Months: Total revenues for the three months ended September 30, 2006 increased $1.9 million, or 51.5%, to $5.6 million from $3.7 million for the three months ended September 30, 2005. This increase was due to an increase in service revenues of $1.1 million and product sales of $0.7 million.
Nine Months: Total revenues for the nine months ended September 30, 2006 increased $8.1 million, or 80.6%, to $18.2 million from $10.1 million for the nine months ended September 30, 2005. This increase was due to an increase in service revenues of $2.5 million and product sales of $5.7 million.
Service revenues
Three Months: Service revenues increased $1.1 million for the three months ended September 30, 2006, or 52.7%, to $3.2 million, or approximately 58.0% of total revenues, from $2.1 million, or approximately 57.5% of total revenues for the three months ended September 30, 2005. This increase was primarily due to an increase in the number of billable subscriber communicators activated on our communications system. For the three months ended September 30, 2006, we activated 29,115 billable subscriber communicators on our communications system compared to 9,908 billable subscriber communicators for the three months ended September 30, 2005, an increase of 194.0%.
Nine Months: Service revenues increased $2.5 million for the nine months ended September 30, 2006, or 43.2%, to $8.2 million, or approximately 44.9% of total revenues, from $5.7 million, or approximately 56.6% of total revenues for the nine months ended September 30, 2005. This increase was primarily due to an increase in the number of billable subscriber communicators activated on our communications system. For the nine months ended September 30, 2006, we activated 86,098 billable subscriber communicators on our communications system compared to 27,992 billable subscriber communicators for the nine months ended September 30, 2005, an increase of 207.0%. At September 30, 2006, there were 199,082 billable subscriber communicators activated as compared to 103,178 billable subscriber communicators at September 30, 2005.
For both the three and nine months ended September 30, 2006, the number of billable subscribers activated grew at a faster pace than our total service revenues due in part to customary lags between subscriber communicator activations and recognition of service revenues from these units. Consistent with our strategy to focus on customers with the potential for a high number of connections with lower usage applications, we experienced an increase in the mix of lower revenue per subscriber communicator applications and negotiated a lower priced plan with a customer in order to accommodate revisions to its applications. The increase in the number of billable subscriber communicators was primarily by customers with trailer tracking, heavy equipment monitoring and “in-cab” truck monitoring applications.

Product sales
Three Months: Revenue from product sales increased $0.7 million for the three months ended September 30, 2006, or 50.0%, to $2.3 million, or approximately 42.0% of total revenues, from $1.6 million, or approximately 42.5% of total revenues for the three months ended September 30, 2005. This increase was entirely derived from sales of subscriber communicators and related peripheral equipment. Subscriber communicator units sold during the three months ended September 30, 2006 increased 104.1% to 14,292 units as compared to 7,004 units sold during the three months ended September 30, 2005. This growth was partially offset by a decrease in the average selling price of subscriber communicators which resulted from our release in the second half of 2005 of two lower-priced, higher performance subscriber communicators (DS 300 and DS 100 models). These two subscriber communicator models represented 11,660, or 81.2%, of the total units sold for the three months ended September 30, 2006.
Nine Months: Revenue from product sales increased $5.7 million for the nine months ended September 30, 2006, or 129.5%, to $10.0 million, or approximately 55.1% of total revenues, from $4.4 million, or approximately 43.4% of total revenues for the nine months ended September 30, 2005. This increase was entirely derived from sales of subscriber communicators and related peripheral equipment. Subscriber communicator units sold during the nine months ended September 30, 2006 increased 211.0% to 60,271 units as compared to 19,408 units sold during the nine months ended September 30, 2005. This growth was partially offset by a 26.5% decrease in the average selling price of subscriber communicators which resulted from our release in the second half of 2005 of two lower-priced, higher performance subscriber communicators (DS 300 and DS 100 models). These two subscriber communicator models represented 54,926, or 91.1%, of the total units sold for the nine months ended September 30, 2006.
Product sales to GE Equipment Services represented 53.0% and 77.6% of total product sales for the three and nine months ended September 30, 2006, respectively. Product sales to GE Equipment Services represented 52.2% and 64.3% of total product sales for the three and nine months ended September 30, 2005, respectively.
Costs of services
Costs of services include the expenses associated with our engineering groups, the repair and maintenance of our ground infrastructure, the depreciation associated with our communications system and the amortization of licenses acquired through our acquisition of Satcom in October 2005.
Three Months: Cost of services increased by $0.7 million, or 48.0%, to $2.2 million for the three months ended September 30, 2006 from $1.5 million during the three months ended September 30, 2005. The increase was primarily due to increased headcount in our engineering groups, which added $0.3 million of costs, higher equipment maintenance costs of $0.2 million as we made improvements to the existing system infrastructure and the amortization of licenses acquired in our acquisition of Satcom of $0.2 million.
Nine Months: Cost of services increased by $2.2 million, or 52.1%, to $6.4 million for the nine months ended September 30, 2006 from $4.2 million during the nine months ended September 30, 2005. The increase was primarily due to increased headcount in our engineering groups, which added $0.9 million of costs, higher equipment maintenance costs of $0.4 million as we made improvements to the existing system infrastructure and the amortization of licenses acquired in our acquisition of Satcom of $0.6 million.
Costs of product sales
Costs of product sales includes the cost of subscriber communicators and related peripheral equipment, as well as the operational costs to fulfill customer orders, including costs for employees related to our Stellar subsidiary.
Three Months: Costs of product sales increased for the three months ended September 30, 2006 by $0.7 million, or 40.4%, to $2.3 million from $1.6 million for the three months ended September 30, 2005. Product cost represented 90.2% of the cost of product sales for the three months ended September 30, 2006, which increased by $0.7 million, or 50.0%, to $2.1 million for the three months ended September 30, 2006 from $1.4 million for the three months ended September 30, 2005. This increase primarily resulted from an increase in subscriber communicator sales volume. We had a gross profit from product sales (revenues from product sales minus costs of product sales including costs for Stellar) of less than $0.1 million for the three months ended September 30, 2006 as compared to a gross loss from product sales of $0.1 million for the three months ended September 30, 2005.

Nine Months: Costs of product sales increased for the nine months ended September 30, 2006 by $4.9 million, or 104.3%, to $9.6 million from $4.7 million for the nine months ended September 30, 2005. Product cost represented 92.0% of the cost of product sales for the nine months ended September 30, 2006, which increased by $4.9 million, or 126.5%, to $8.8 million for the nine months ended September 30, 2006 from $3.9 million for the nine months ended September 30, 2005. This increase primarily resulted from an increase in subscriber communicator sales volume. We had a gross profit from product sales (revenues from product sales minus costs of product sales including cost for Stellar) of $0.4 million for the nine months ended September 30, 2006 as compared to a gross loss from product sales of $0.3 million for the nine months ended September 30, 2005. The gross profit from product sales for the nine months ended September 30, 2006 was reduced by an inventory impairment charge of $0.3 million due to unanticipated lower demand for our older ST 2500 model subscriber communicators because of the rapid acceptance of our newer DS 300 and DS 100 models.
Selling, general and administrative expenses
Selling, general and administrative expenses relate primarily to compensation and associated expenses for employees in general management, sales and marketing, and finance, as well as professional fees related to preparing for compliance with Section 404 of the Sarbanes-Oxley Act, recruiting fees, and litigation expenses.
Three Months: Selling, general and administrative expenses increased $0.9 million, or 43.7%, to $3.1 million for the three months ended September 30, 2006 from $2.2 million for the three months ended September 30, 2005. This increase is primarily due to a $0.1 million increase in professional service fees and consulting fees related to preparing for compliance with Section 404 of the Sarbanes-Oxley Act and a $0.8 million increase in payroll costs due to increased headcount as we prepare to become a public company.
Nine Months: Selling, general and administrative expenses increased $3.5 million, or 56.2%, to $9.7 million for the nine months ended September 30, 2006 from $6.2 million for the nine months ended September 30, 2005. This increase is primarily due to a $1.2 million increase in professional service fees, largely related to litigation expenses, consulting fees related to preparing for compliance with Section 404 of the Sarbanes-Oxley Act and other professional fees, a $1.6 million increase in payroll costs due to increased headcount as we prepare to become a public company and an increase in stock compensation resulting from the adoption of SFAS 123(R) on January 1, 2006 using the modified prospective transition method. Accordingly, stock-based compensation expense was $0.5 million for the nine months ended September 30, 2006 as compared to $0.2 million for the nine months ended September 30, 2005 as we accounted for share-based compensation awards using the intrinsic value method in accordance with APB Opinion No. 25 prior to January 1, 2006.
We anticipate during the fourth quarter and future periods that stock-based compensation will increase significantly due to the issuance of stock appreciation rights and grants of restricted stock units under the 2006 Long-Term Incentives Plan authorized by our Board of Directors during the fourth quarter.
Product development expenses
Product development expenses consist primarily of the expenses associated with the staff of our engineering development team, along with the cost of third parties that are contracted for specific development projects.
Three Months: Product development expenses for the three months ended September 30, 2006 and 2005 was $0.4 million and $0.5 million, respectively, decreasing 15.2% in the current year period over the same period in the prior year.
Nine Months: Product development expenses increased $0.6 million, or 67.4%, to $1.5 million for the nine months ended September 30, 2006 from $0.9 million for the nine months ended September 30, 2005. This increase is primarily due to $0.5 million paid to third parties performing design work for future satellites and $0.1 million payroll costs due to increased headcount.
Other income (expense)
Other income is comprised primarily of interest income from our cash and cash equivalents, which consists of interest bearing instruments, including commercial paper, and our investments in floating rate redeemable municipal debt securities classified as available-for-sale marketable securities.

Three and Nine Months: Other income was $0.6 million for the three months ended September 30, 2006, compared to nil for the three months ended September 30, 2005 and was $1.6 million for the nine months ended September 30, 2006, compared to less than $0.1 million for the nine months ended September 30, 2005. The increases are primarily due to interest income from increased investment balances resulting from the proceeds of the issuance of our Series B preferred stock in December 2005 and January 2006. We expect that interest income will increase due to the investment of the net proceeds from our initial public offering and then gradually decrease as cash is used for our capital expenditures, working capital purposes and to fund operating losses.
Net loss and net loss applicable to common shares
Three Months: As a result of the items described above, we had a net loss of $1.9 million for the three months ended September 30, 2006, compared to a net loss of $2.1 million for the three months ended September 30, 2005, decreasing the net loss by $0.2 million, an improvement of 11.1%. Our net loss applicable to common shares (net loss adjusted for dividends required to be paid on shares of preferred stock and accretion in preferred stock carrying value) was $4.3 million for the three months ended September 30, 2006, as compared to $3.4 million for the three months ended September 30, 2005.
Nine Months: As a result of the items described above, we had a net loss of $7.3 million for the nine months ended September 30, 2006, compared to a net loss of $5.8 million for the nine months ended September 30, 2005, an increase in the net loss of $1.5 million, or 24.2%. Our net loss applicable to common shares (net loss adjusted for dividends required to be paid on shares of preferred stock and accretion in preferred stock carrying value) was $14.6 million for the nine months ended September 30, 2006, as compared to $9.7 million for the nine months ended September 30, 2005.
Liquidity and Capital Resources
Our liquidity requirements arise from our working capital needs and to fund capital expenditures to support our current operations, and facilitate growth and expansion. Since our inception, we have financed our operations primarily through private placements of debt, convertible redeemable preferred stock, membership interests and common stock. We have incurred losses from operations since inception, including a net loss of $7.3 million for the nine months ended September 30, 2006 and as of September 30, 2006 we have an accumulated deficit of $55.9 million. As of September 30, 2006, our principal source of liquidity consisted of cash, cash equivalents and marketable securities, consisting of floating rate redeemable municipal debt securities, totaling $39.4 million.
On November 8, 2006, we closed our initial public offering of 9,230,800 shares of common stock at a price of $11.00 per share. After deducting underwriting discounts and commissions and offering expenses we received proceeds of approximately $91.2 million. From these net proceeds we paid accumulated and unpaid dividends totaling $7.5 million to the holders of Series B preferred stock, a $3.6 million contingent purchase price amount relating to the Satcom Transaction, which will be recorded as license rights, and $10.1 million to the holders of Series B preferred stock in connection with obtaining consents required for the conversion of the Series B preferred stock into common stock.
We expect cash flows from operating activities, along with our existing cash and cash equivalents, our marketable securities and the net proceeds received from our initial public offering will be sufficient to provide working capital and fund capital expenditures, which primarily includes the deployment of additional satellites which will be comprised of our quick-launch and next-generation satellites, for the next 12 months and to fully fund our projected business plan.
Operating activities
Cash used in our operating activities for the nine months ended September 30, 2006 was $9.7 million resulting from a net loss of $7.3 million, offset by adjustments for non-cash items of $2.8 million, and $5.2 million used in working capital. Adjustments for non-cash items primarily consisted of $1.9 million for depreciation and amortization, $0.3 million for inventory impairments and $0.6 million for stock-based compensation. Working capital activities primarily consisted of a net use of cash of $0.8 million for an increase in accounts receivable primarily related to the increase in our revenues and the timing of collections, a use of cash of $2.6 million for inventories primarily related to the increase in our revenues due to the strong demand of our newer DS 300 and DS 100 model subscriber communicators, a use of cash of $1.2 million for prepaid expenses and other current assets primarily related to professional services associated with our initial public offering and $2.1 million of cash used for accounts payable and accrued liabilities. The use of cash associated with accounts payable and accrued expenses was due to payments for issuance costs related to our Series B preferred stock of $2.9 million and payments for the purchase of gateway earth stations of $0.7 million, which were offset by increases of $1.3 million in our accounts payable to our subscriber communicator supplier, Delphi, for the purchases of our newer DS 300 and DS 100 subscriber communicator models and a deposit of $0.4 million that we received for a gateway earth station sale. The uses of cash described above were offset by sources of cash from an increase of $1.1 million in deferred revenue primarily related to billings we rendered in connection with our Coast Guard demonstration satellite scheduled for launch during the first half of 2007 and a decrease of $0.5 million in advances to our contract manufacturer.

Cash generated from operating activities for the nine months ended September 30, 2005 was $2.4 million resulting from a net loss of $5.8 million, offset by adjustments for non-cash items of $1.8 million, and $6.4 million generated from working capital. Adjustments for non-cash items consisted of $1.4 million for depreciation and amortization, $0.2 million for stock-based compensation and $0.2 million for the change in the allowance for doubtful accounts. Working capital activities consisted primarily of a source of cash from a net decrease of $2.8 million in advances to contract manufacturer related to the production of our ST 2500 subscriber communicator model, and an increase of $4.5 million to deferred revenue primarily related to billings we rendered in connection with our Coast Guard demonstration satellite expected to be launched during the first half of 2007, offset by uses of cash of $0.1 million for inventories and $0.4 million for prepaid expenses and other current assets.
Investing activities
Our investing activities totaled $33.7 million for the nine months ended September 30, 2006, consisting of capital expenditures of $14.3 million and purchases of marketable securities consisting of floating rate redeemable municipal debt securities totaling $24.2 million, offset by sales of marketable securities of $4.9 million. Capital expenditures included $12.5 million for the Coast Guard demonstration satellite and the quick-launch satellites (beginning in April 2006) and $1.8 million of improvements to our internal infrastructure.
For the nine months ended September 30, 2005, our investing activities consisted of capital expenditures of $3.5 million, which included $2.9 million for the Coast Guard demonstration satellite and $0.6 million to upgrade our internal system infrastructure.
All of our costs incurred with the construction of the Coast Guard demonstration satellite and our quick-launch satellites are recorded as assets under construction in our condensed consolidated financial statements. As of September 30, 2006, we have incurred $17.8 million of such costs with $6.4 million of costs related to the construction of the Coast Guard demonstration satellite and $11.4 million related to our quick-launch satellites.
Financing activities
Our financing activities used cash of $5.0 million for the nine months ended September 30, 2006 as compared to $0 for the nine months ended September 30, 2005. The cash used in financing activities for the nine months ended September 30, 2006 was attributable to dividend payments to our Series A preferred stock holders totaling $8.0 million. This was offset by net proceeds of $1.4 million for the issuance of an additional 391,342 shares of Series B preferred stock after deducting issuance costs and proceeds of $1.5 million from the issuance of an aggregate of 615,222 shares of common stock upon the exercise of warrants to purchase common stock at per share exercise prices ranging from $2.33 to $4.26.
In January 2006, we paid accumulated dividends on the Series A preferred stock totaling $8.0 million, of which $1.3 million was reinvested by the holders of Series A preferred stock in shares of Series B preferred stock. Pursuant to the terms of our Series B convertible redeemable preferred stock, all accumulated and unpaid dividends on our Series B preferred stock, in an amount of approximately $6.5 million as of September 30, 2006 (increasing by approximately $726,000 per month) become payable upon conversion of the Series B preferred stock into common stock upon completion of the initial public offering.
On November 8, 2006, upon closing of our initial public offering, as described above, we paid accumulated and unpaid dividends of approximately $7.5 million to the holders’ of the Series B preferred stock.

Contractual Obligations
The following table summarizes our contractual obligations at December 31, 2005 and the effect that those obligations are expected to have on our liquidity and cash flows in future periods:

	Payment due by period
		Less than	1 to	After
	Total	1 year	3 years	3 years
	(in thousands)
Operating leases	$1,131	$677	$316	$138
Satellite system and other equipment purchase obligations	2,146	1,146	1,000	—
Contingent payment to executive officer and estate of former executive officer(1)	3,600	3,600	—	—

Total	$6,877	$5,423	$1,316	$138

(1) On November 8, 2006, based on our initial public offering price of $11.00 per share we made a contingent payment of $3.6 million.
For the purpose of this table, purchase obligations are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. We do not have significant agreements for the purchase of raw materials or other goods specifying minimum quantities or set prices that exceed our expected requirements.
As part of our reorganization, we acquired the right to acquire Satcom International Group plc. from two executive officers, including our current Chief Executive Officer. As part of the consideration to acquire this right, we agreed to a contingent payment equal to $2 million, $3 million or $6 million in the event the proceeds from our sale or the valuation of our initial public offering exceeds $250 million, $300 million or $500 million, respectively, subject to proration for amounts that fall in between these thresholds. On November 8, 2006, based on the initial public offering price of $11.00 per share, we made a contingent payment of $3.6 million.
On April 21, 2006, we entered into an agreement with Orbital Sciences Corporation to supply the payloads for our six quick-launch satellites, with options for two additional payloads which have expired unexercised. The price of the six payloads is $17 million, subject to price adjustments for late penalties and on-time or early delivery incentives. As of September 30, 2006, we had made payments totaling $7.0 million pursuant to this agreement and in November 2006, we made an additional payment of $3.5 million.
On June 5, 2006, we entered into an agreement with OHB-System AG, an affiliate of OHB Technology A.G., to design, develop and manufacture six satellite buses, integrate such buses with the payloads to be provided by Orbital Sciences Corporation, and launch the six integrated satellites. The price for the six satellite buses and related integration and launch services is $20 million and payments under the agreement are due upon specific milestones achieved by OHB-System AG. If OHB-System AG meets specific on-time delivery milestones, we would be obligated to pay up to an additional $1.0 million. In addition, OHB-System AG will provide preliminary services relating to the development, demonstration and launch of our next-generation satellites at a cost of $1.35 million. We have the option, exercisable on or before June 5, 2007, to require OHB-System AG to design, develop and manufacture up to two additional satellite buses and integrate two satellite payloads at a cost of $2.1 million per satellite. As of September 30, 2006, we have made payments totaling $4.0 million pursuant to this agreement and in October 2006, we made an additional payment of $2.0 million.
We anticipate making payments under these agreements of $9.7 million, $16.0 million and $1.4 million for the remainder of 2006, for 2007 and for 2008, respectively, for the initial order of six satellite payloads, buses and integration and launch services related thereto, inclusive of the on-time delivery payments.
On October 12, 2006, we obtained the written consents of holders who collectively held in excess of two-thirds of the Series B preferred stock, to the automatic conversion of the Series B preferred stock into shares of common stock, upon the closing of our initial public offering at an initial public offering price per share of not less than $11.00. The consents were conditioned upon and subject to the closing of our initial public offering at a price per share of not less than $11.00. The consents would not be effective at a price per share of less than $11.00 and the Series A and Series B preferred stock would not automatically convert into shares of common stock upon completion of our initial public offering at such price. As a result, we would not have been able to complete our initial public offering at a price per share of less than $11.00.

In consideration for the holders of the Series B preferred stock providing their consents, we agreed to make a contingent payment to all of the holders of the Series B preferred stock if the price per share of the initial public offering was between $11.00 and $12.49 per share, determined as follows: (i) 12,014,227 (the number of shares of our common stock into which all of the shares of the Series B preferred stock convert at the current conversion price) multiplied by (ii) the difference between (a) $6.045 and (b) the quotient of (I) the initial public offering price divided by (II) 2.114. The maximum amount payable under the consents is approximately $10.1 million. On November 8, 2006, upon closing of our initial public offering, we paid $10.1 million to holders of our Series B preferred stock.
Off- Balance Sheet Arrangements
We have no material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.
Recent accounting pronouncements
In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections— a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”), which requires a retrospective application to prior periods’ financial statements of changes in accounting principle for all periods presented. This statement supersedes prior accounting principles that required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. The provisions of SFAS 154 were effective for us beginning after January 1, 2006. We do not currently contemplate any voluntary changes in accounting principles.
In June 2006, the FASB issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“SFAS 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will be effective for us beginning January 1, 2007. We are evaluating what impact, if any, the adoption of this standard will have on our consolidated financial statements.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles (GAAP) and expand disclosures about fair value measurements. SFAS 157 requires quantitative disclosures using a tabular format in all periods (interim and annual) and qualitative disclosures about the valuation techniques used to measure fair value in all annual periods. SFAS 157 will be effective for us beginning January 1, 2008. We are currently evaluating the impact this standard will have on our consolidated financial statements.
In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB 108 will be effective for us beginning January 1, 2007. We are currently evaluating what impact, if any, the adoption of this standard will have on our consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risks
There has been no material change in our assessment of our sensitivity to market risk as of September 30, 2006 as previously disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Registration Statement on Form S-1, as amended (Registration No. 333-134088), which was declared effective by the SEC on November 2, 2006.

Item 4. Controls and Procedures
Evaluation of the Company’s disclosure controls and procedures. The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2006. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2006.
Changes in Internal Control over Financial Reporting. In response to the material weaknesses identified in connection with the audit of our financial statements for the year ended December 31, 2005, the Company has instituted control improvements, including hiring key senior accounting and finance employees and instituting a greater level of internal control awareness. In addition, during the quarter ended September 30, 2006, the Company added further controls by implementing additional review procedures over the selection, application and monitoring of appropriate accounting policies. The Company is also performing system and process evaluation and testing and is in the process of undertaking any necessary remediation of our internal control system on an ongoing basis. There has been no additional changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
There have not been any material changes from legal proceedings previously disclosed in “Business- Legal Proceedings” of our Registration Statement on Form S-1, as amended (Registration No. 333-134088), which was declared effective by the SEC on November 2, 2006.
Item 1A. Risk Factors
Other than with respect to the risks factors below, there have not been any material changes in the risk factors previously disclosed in “Risk Factors” of our Registration Statement on Form S-1, as amended (Registration No. 333-134088), which was declared effective by the SEC on November 2, 2006.
The trading price of our common stock maybe adversely affected by market volatility.
The trading price of our common stock has been and may continue to be volatile and purchasers of our common stock could incur substantial losses. Further, our common stock has a limited trading history. Factors that could affect the trading price of our common stock include:
•	liquidity of the market in, and demand for, our common stock;

•	changes in expectations as to our future financial performance or changes in financial estimates, if any, of market analysts;

•	actual or anticipated fluctuations in our results of operations, including quarterly results;

•	our financial performance failing to meet the expectations of market analysts or investors;

•	our ability to raise additional funds to meet our capital needs;

•	the outcome of any litigation by or against us, including any judgments favorable or adverse to us;

•	conditions and trends in the end markets we serve and changes in the estimation of the size and growth rate of these markets;

•	announcements relating to our business or the business of our competitors;

•	investor perception of our prospects, our industry and the markets in which we operate;

•	changes in our pricing policies or the pricing policies of our competitors;

•	loss of one or more of our significant customers;

•	changes in governmental regulation;

•	changes in market valuation or earnings of our competitors; and

•	general economic conditions.
In addition, the stock market in general, and The Nasdaq Global Market and the market for telecommunications companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of particular companies affected. These broad market and industry factors may materially harm the market price of our common stock, regardless of our operating performance.

In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted against that company. Such litigation, if instituted against us, could result in substantial costs and a diversion of management’s attention and resources, which could materially harm our business, financial condition, future results and cash flow.
Future sales of our common stock may depress our share price.
After our initial public offering, we had 36,919,340 shares of common stock outstanding. The 9,230,800 shares sold in our initial public offering will be freely tradable without restriction or further registration under federal securities laws unless purchased by our affiliates. Approximately 98% of the shares of common stock outstanding after this offering held by our directors and executive officers and certain of our stockholders (and any shares purchased or acquired by them, whether pursuant to options or warrants to purchase common stock, RSUs or SARs or otherwise, after completion of this offering) are subject to lock-up agreements with UBS Securities LLC and will be available for sale in the public market beginning 180 days after November 2, 2006, subject to extension under certain circumstances, assuming they have satisfied the one-year holding period under Rule 144 of the Securities Act of 1933, as amended, or the Securities Act, and will be subject to certain volume limitations under Rule 144. UBS Securities LLC and we may jointly waive the lock-up provisions. All other outstanding common stock not sold in our initial public offering or subject to the lock-up agreements may be sold under Rule 144, subject to certain volume limitations, assuming they have satisfied the one-year holding period.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Exercise of Warrants
During the three months ended September 30, 2006, we issued an aggregate of 615,222 shares of common stock upon the exercise of warrants to purchase common stock at a per share exercise prices ranging from $2.33 to $4.26. We received aggregate gross proceeds of $1,547,327 from the exercise of these warrants.
Initial Public Offering and Use of Proceeds from Sales of Registered Securities
On November 8, 2006, we sold 9,230,800 shares of common stock in our initial public offering at a price of $11.00 per share. The offer and sale of all of the shares in the offering were registered under the Securities Act of 1933, as amended pursuant to a registration statement on Form S-1, as amended (Registration No. 333-134088), which was declared effective by the SEC on November 2, 2006. The managing underwriters of this offering were UBS Securities LLC, Morgan Stanley & Co. Incorporated, Banc of America Securities LLC and Cowen and Company, LLC. There were no selling stockholders in the offering.
As a result of the initial public offering, we received net proceeds of approximately $91.2 million after deducting underwriter’s discounts and commissions of $7.1 million and offering costs of $3.2 million. From the net proceeds we paid accumulated and unpaid dividends to the holders of Series B preferred stock of $7.5 million, $3.6 million of contingent purchase price consideration relating to the Satcom Transaction and $10.1 million to the holders of Series B preferred stock in connection with obtaining consents required to convert the Series B preferred stock into common stock. Of the $3.6 million payment relating to the Satcom transaction, we paid $1.5 million to Mr. Jerome Eisenberg, our Chairman and Chief Executive Officer, who owned approximately 11.1% of our common stock immediately prior to our initial public offering and $2.1 million to the Estate of Don Franco, which owned approximately 23.2% of our common stock immediately prior to our initial public offering. Of the $10.1 million payment to the holders of Series B preferred stock, we paid $4.4 million to PCG Satellite Investments LLC, which owned approximately 19.0% of our Series B preferred stock immediately prior to our initial public offering and we paid $1.6 million to Ridgewood Satellite LLC, which owned approximately 15.6% of our Series B preferred stock immediately prior to our initial public offering. In addition, upon completion of the initial public offering, all outstanding shares of Series A and B preferred stock automatically converted into an aggregate of 21,383,301 shares of common stock.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Submission of Matters to a Vote of Security Holders
In September 2006, our stockholders acted by written consent in lieu of a special meeting of the stockholders pursuant to section 228 of the Delaware General Corporate Law to approve the Long-Term Incentives Plan.
Item 5. Other Information
None
Item 6. Exhibits
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a).

32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) and 18 U.S.C. Section 1350 (furnished herewith).

32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) and 18 U.S.C. Section 1350 (furnished herewith).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORBCOMM Inc.
(Registrant)
Date: December 14, 2006	/s/ Jerome B. Eisenberg

Jerome B. Eisenberg,
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: December 14, 2006	/s/ Robert G. Costantini

Robert G. Costantini,
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a).
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a).
32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) and 18 U.S.C. Section 1350 (furnished herewith).
32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) and 18 U.S.C. Section 1350 (furnished herewith).