Form 10-K
period 2006-12-31
ORBCOMM Inc.
filed 2007-03-28
CIK 1361983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-33118
ORBCOMM INC.
(Exact name of registrant in its charter)

Delaware	41-2118289
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification Number)

2115 Linwood Avenue Fort Lee, New Jersey 07024 (Address of principal executive offices)

Registrant’s telephone number, including area code:
(201) 363-4900

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Common stock, par value $0.001 per share	The Nasdaq Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐     No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (based on the closing price reported on the Nasdaq Global Market on December 31, 2006) was $206,301,211.

Shares held by all executive officers and directors of the registrant have been excluded from the foregoing calculation because such persons may be deemed to be affiliates of the registrant.

The number of shares of the registrant’s common stock outstanding as of March 19, 2007 was 36,975,088.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2007 Annual Meeting of Stockholders to be held on May 11, 2007 is incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

Forward- Looking Statements

Certain statements discussed in Part I, Item 1. “Business”, Part I, Item 3. “Legal Proceedings”, Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally relate to our plans, objectives and expectations for future events and include statements about our expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. Such forward-looking statements, including those concerning the Company’s expectations, are subject to known and unknown risks and uncertainties, which could cause actual results to differ materially from the results, projected, expected or implied by the forward-looking statements, some of which are beyond the Company’s control, that may cause the Company’s actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include but are not limited to: the substantial losses we have incurred and expect to continue to incur; demand for and market acceptance of our products and services and the applications developed by our resellers; technological changes, pricing pressures and other competitive factors; the inability of our international resellers to develop markets outside the United States; satellite launch failures, satellite launch and construction delays and in-orbit satellite failures or reduced performance; the failure of our system or reductions in levels of service due to technological malfunctions or deficiencies or other events; our inability to renew or expand our satellite constellation; political, legal regulatory, government administrative and economic conditions and developments in the United States and other countries and territories in which we operate; changes in our business strategy; and others risks. In addition, specific consideration should be given to various factors described in Part I, Item 1A. “Risk Factors” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and elsewhere in this Annual Report on Form 10-K. The Company undertakes no obligation to publicly revise any forward-looking statements or cautionary factors, except as required by law.

PART I

Item 1.	Business

Overview

We operate the only global commercial wireless messaging system optimized for narrowband communications. Our system consists of a global network of 30 low-Earth orbit, or LEO, satellites and accompanying ground infrastructure. Our two-way communications system enables our customers and end-users, which include large and established multinational businesses and government agencies, to track, monitor, control and communicate cost-effectively with fixed and mobile assets located anywhere in the world. Our products and services enable our customers and end-users to enhance productivity, reduce costs and improve security through a variety of commercial, government and emerging homeland security applications. We enable our customers and end-users to achieve these benefits using a single global technology standard for machine-to-machine and telematic, or M2M, data communications. Our customers have made significant investments in developing ORBCOMM-based applications. Examples of assets that are connected through our M2M data communications system include trucks, trailers, railcars, containers, heavy equipment, fluid tanks, utility meters, and pipeline monitoring equipment, marine vessels and oil wells. Our customers include value-added resellers, or VARs, original equipment manufacturers, or OEMs, such as Caterpillar Inc., Komatsu Ltd., Hitachi Construction Machinery Co., Ltd. and the Volvo Group, service providers, such as the Equipment Services business of General Electric Company, and government agencies, such as the U.S. Coast Guard.

Through our M2M data communications system, our customers and end-users can send and receive information to and from any place in the world using low-cost subscriber communicators and paying airtime costs that we believe are the lowest in the industry for global connectivity. We believe that there is no other satellite or terrestrial network currently in operation that can offer global two-way wireless narrowband data service coverage at comparable cost using a single technology standard worldwide. We are currently authorized, either directly or indirectly, to provide our communications services in over 75 countries and territories in North America, Europe,

South America, Asia, Africa and Australia. During the year ended December 31, 2006, we added approximately 112,000 net billable subscriber communicators (subscriber communicators currently billing or expected to be billing within 30 to 90 days) on our communications system as compared to approximately 38,000 net billable subscriber communicators added during the year ended December 31, 2005, an increase of approximately 196.2%. As of December 31, 2006, we had approximately 225,000 billable subscriber communicators activated on our communication system as compared to approximately 113,000 as of December 31, 2005 an increase of approximately 99.1%. We believe that our target markets in commercial transportation, heavy equipment, fixed asset monitoring, marine vessel, consumer transportation, and government and homeland security are significant and growing. We believe that these markets which are connected to M2M data communications systems using satellite or cellular networks will grow to approximately 131.0 million addressable markets by 2012, representing a compound annual growth rate of 40.0% from 17.4 million in 2006. During this time, market penetration of M2M data communications devices for these target markets is expected to increase from approximately 1.4% to approximately 8.9% of a total of 1.5 billion vehicles, devices and units by 2012.

Our unique M2M data communications system is comprised of three elements: (i) a constellation of 30 LEO satellites in multiple orbital planes between 435 and 550 miles above the Earth operating in the Very High Frequency, or VHF, radio frequency spectrum; (ii) related ground infrastructure, including 14 gateway earth stations, five regional gateway control centers and a network control center in Dulles, Virginia, through which data sent to and from subscriber communicators are routed; and (iii) subscriber communicators attached to a variety of fixed and mobile assets worldwide. See “The ORBCOMM Communications System”.

Our Business Strengths and Competitive Advantage

We believe that our focus on M2M data communications is unique in our industry and will enable us to achieve significant growth. We believe no other satellite or terrestrial network currently in operation offers users global two-way wireless narrowband data communications using a single global technology standard anywhere in the world at costs comparable to ours. This provides us with a number of competitive advantages that we believe will help promote our success, including the following:

•	Established global network and proven technology. We believe our global network and technology enable us to offer superior products and services to the end-users of our communications system in terms of comprehensive coverage, reliability and compatibility. Our global network provides worldwide coverage, including in international waters, allowing end-users to access our communications system in areas outside the coverage of terrestrial networks, such as cellular, paging and other wireless networks. Our proven technology offers full two-way M2M data communication (with acknowledgement of message receipt) with minimal line-of-sight limitations and no performance issues during adverse weather conditions, which distinguishes us from other satellite communications systems. Our primary satellite orbital planes contain six to eight satellites each, providing built-in system redundancies in the event of a single satellite malfunction. In addition, our system uses a single global technology standard and eliminates the need for multiple network agreements and versions of hardware and software.

•	Low cost structure. We have a significant cost advantage over any potential new LEO satellite system competitor with respect to our current satellite constellation, because we acquired the majority of our current network assets from ORBCOMM Global L.P., referred to as the Predecessor Company, and its subsidiaries out of bankruptcy for a fraction of their original cost. In addition, because our LEO satellites are relatively small and deployed into low-Earth orbit, the constellation is less expensive and easier to launch and maintain than larger LEO satellites and large geostationary satellites. We believe that we have less complex and less costly ground infrastructure and subscriber communication equipment than other satellite communications providers. Our low cost satellite system architecture enables us to provide global two-way wireless narrowband data communication services to end-users at prices that we believe are the lowest in the industry for global connectivity.

•	Sole commercial satellite operator licensed in the VHF spectrum. We are the sole commercial satellite operator licensed to operate in the 137-150 MHz VHF spectrum by the FCC or, to our knowledge, any other national spectrum or radio-telecommunications regulatory agency in the world. The spectrum that we use was allocated globally by the International Telecommunication Union, or ITU, for use by satellite fleets such as ours to provide mobile data communications service. We are currently authorized, either directly or indirectly, to provide our data communications service in over 75 countries and territories, representing over 60% of the world’s GDP, in North America, Europe, South America, Asia, Africa and Australia. VHF spectrum has inherent advantages for M2M data communications over systems using shorter wavelength signals. The VHF signals used to communicate between our satellites and subscriber communicators are not affected by weather and are less dependent on line-of-sight access to our satellites than other satellite communications systems. In addition, our longer wavelength signals enable our satellites to communicate reliably over longer distances at lower power levels. Higher power requirements of commercial satellite systems in other spectrum bands are a significant factor in their higher cost and technical complexity.

•	Significant market lead over satellite-based competitors. We believe that we have a significant market lead in providing M2M data communications services that meet the coverage and cost requirements in the rapidly developing asset management and supply chain markets. The process required to establish a competing satellite-based system with the advantages of a VHF system includes obtaining regulatory permits to launch and operate satellites and to provide communications services, and the design, development and construction of a communications system. We believe that a minimum of five years and significant investments in time and resources would be required for another satellite-based M2M data communications service provider to develop the capability to offer comparable services. Our VARs and IVARs have made significant investments in developing ORBCOMM-based applications. These applications often require substantial time and financial investment to develop for commercial use.

•	Key distribution and OEM customer relationships. Our strategic relationships with key distributors and OEMs have enabled us to streamline our sales and distribution channels and shift much of the risk and cost of developing and marketing applications to others. We have established strategic relationships with key service providers, such as GE Equipment Services, the world’s largest lessor of trailers, containers and railcars, and XATA Corporation, a leading provider of tracking solutions for the trucking industry, including to Penske Corporation, the leading truck leasing company in the United States, and major OEMs, such as Caterpillar, Komatsu, Hitachi and Volvo. We believe our close relationships with these distributors and OEMs allows us to work closely with them at all stages of application development, from planning and design through implementation of our M2M data communications services, and to benefit from their industry-specific expertise. By fostering these strong relationships with distributors and OEMs, we believe that once we have become so integrated into our customer’s planning, development and implementation process, and their equipment, we anticipate it will be more difficult to displace us or our communication services. In addition, the fixed and mobile assets which are tracked, monitored, controlled and communicated with by these customers generally have long useful lives and the cost of replacing our communications equipment with an alternative service provider’s equipment could be prohibitive for large numbers of assets.

•	Reliable, low cost subscriber communicators. There are multiple manufacturers that build subscriber communicators for our network. Through our Stellar Satellite Communications, Ltd. subsidiary, we have an arrangement with Delphi Corporation that provides us with industrial-scale manufacturing capability for the supply of low cost, reliable, ISO-9001 certified, automotive grade subscriber communicators. We believe that Delphi possesses the ability to scale up its manufacturing rapidly to meet additional demand. We also have arrangements with independent third party manufacturers who supply our customers and end-users directly with low cost subscriber communicators. As a result of these manufacturing relationships, technological advances and higher volumes, we have significantly reduced the selling price of our subscriber communicators from approximately $280 per unit in 2003 to as little as $100 per unit in volume in 2006. In addition, the cost of communications components necessary for our subscriber communicators to operate in the VHF band is relatively low as they are based on readily available FM radio components.

Our Strategy

Our strategy is to leverage our business strengths and key competitive advantages to increase the number of subscriber communicators activated on our M2M data communications system, both in existing and new markets. We are focused on increasing our market share of customers with the potential for a high number of connections with lower usage applications. We believe that the service revenue associated with each additional subscriber communicator activated on our communications system will more than offset the negligible incremental cost of adding such subscriber communicator to our system and, as a result, positively impact our results of operations. We plan to continue to target multinational companies and government agencies to increase substantially our penetration of what we believe is a significant and growing addressable market. To achieve our objectives, we are pursuing the following business strategies:

•	Expand our low cost, multi-channel marketing and distribution network of resellers. We intend to increase further the number of resellers that develop, market and implement their applications together with our communications services and subscriber communicators to end-users. We are also focused on increasing the number of OEM and distributor relationships with leading companies that own, manage or operate fixed or mobile assets. We are seeking to recruit resellers with industry knowledge to develop applications that could be used for industries or markets that we do not currently serve. Resellers invest their own capital developing applications compatible with our system, and they typically act as their own agents and systems integrators when marketing these applications to end-users, without the need for significant investment by us. As a result, we have established a low cost marketing and distribution model that is both easily scalable by adding additional resellers or large-scale asset deployers, and allows us to penetrate markets without incurring substantial research and development costs or sales and marketing costs.

•	Expand our international markets. Our international growth strategy is to open new markets outside the United States by obtaining regulatory authorizations and developing markets for our M2M data communications services to be sold in regions where the market opportunity for our OEM customers and resellers is greatest. We are currently authorized to provide our data communications services in over 75 countries and territories in North America, Europe, South America, Asia, Africa, Mexico and Australia, directly or indirectly through seven international licensees and 12 country representatives. We are currently working with 52 international value-added resellers, or IVARs, who, generally, subject to certain regulatory restrictions, have the right to market and sell their applications anywhere our communications services are offered. We seek to enter into agreements with strong distributors in each region. Our regional distributors, which include country representatives and international licensees, obtain the necessary regulatory authorizations and develop local markets directly or by recruiting local VARs. In some international markets where distribution channels are in the early stages of development, we seek to bring together VARs who have developed well-tested applications with local distributors to create localized solutions and accelerate the adoption of our M2M data communications services. In addition, we have made efforts to strengthen the financial positions of certain of our regional distributors, including several, such as ORBCOMM Europe LLC, who were former licensees of the predecessor company left weakened by its bankruptcy, through restructuring transactions whereby we obtained greater operating control over such regional distributors. We believe that by strengthening the financial condition of and our operating control over these established regional distributors, they will be better positioned to promote and distribute our products and services and enable us to achieve our market potential in the relevant regions.

•	Further reduce subscriber communicator costs. We are working with our subscriber communicator manufacturers to further reduce the cost of our subscriber communicators, as well as to develop technological advances, including further reductions in size, improvements in power management efficiency, increased reliability and enhanced capabilities. For example, our subscriber communicator supplier Delphi, and independent supplier Mobile Applitech, Inc., are developing next-generation subscriber communicators which will contain custom integrated circuits combining the functionality of several components, which we believe will lead to reduced costs. Our ability to offer our customers less expensive subscriber communicators that are smaller, more efficient and more reliable is key to our ability to provide a complete low cost solution to our customers and end-users.

•	Reduce network latency. With the expected launch of our quick-launch and next-generation satellites, we expect to reduce the time lags in delivering messages and data, or network latency, in most regions of the world. We believe this will improve the quality and coverage of our system and enable us to increase our customer base.

•	Introduce new features and services. We will continue to develop and introduce new features and services to expand our customer base and increase our revenues. For example, we have recently developed a broadcast capability that allows large numbers of subscriber communicators to receive a single message simultaneously. This represents an efficient delivery mechanism to address large populations of subscribers with a single message, such as weather data broadcasts, widespread alert notifications and demand response applications for electric utilities. In addition, we have been working closely with the U.S. Coast Guard to incorporate the ability to receive marine vessel identification and position data from the Automatic Identification System, or AIS, an internationally mandated shipboard broadcast system that aids navigation and improves maritime safety. We may be able to leverage this work with AIS to resell, subject in certain circumstances to U.S. Coast Guard approval, AIS data collected by our network to other coast guard services and governmental agencies, as well as companies engaged in security or logistics businesses for tracking shipping activities or for other navigational purposes. We also believe that subscriber communicator technology advances, such as dual-mode devices combining our subscriber communicators with communications devices for cellular networks, will broaden our addressable market by allowing our communications services to serve as an effective backup system for higher bandwidth terrestrial wireless or cellular networks or as a back-channel service for terrestrial or satellite-based broadcast-only networks.

•	Provide comprehensive technical support, customer service and quality control. We have allocated additional resources to provide customer support for training, integration and testing in order to assist our VARs and other distributors in the roll-out of their applications and to enhance end-user acquisition and retention. We provide our VAR and OEM customers with access to customer support technicians. We also deploy our technicians to our VAR and OEM customers to facilitate the integration of our M2M data communications system with their applications during the planning, development and implementation processes and to certify that these applications are compatible with our system. Our support personnel include professionals with application development, in-house laboratory and hardware design and testing capabilities.

Industry Overview

Increasingly, businesses and governments face the need to track, control, and monitor and communicate with fixed and mobile assets that are located throughout the world. At the same time, these assets increasingly incorporate microprocessors, sensors and other devices that can provide a variety of information about the asset’s location, condition, operation and environment and are capable of responding to external commands and queries. As these intelligent devices proliferate, we believe that the need to establish two-way communications with these devices is greater than ever. The owners and operators of these intelligent devices are seeking low cost and efficient communications systems that will enable them to communicate with these devices.

We operate in the machine-to-machine and telematics, or M2M, industry, which includes various types of communications systems that enable intelligent machines, devices and fixed or mobile assets to communicate information from the machine, device or fixed or mobile asset to and from back-office information systems of the businesses and government agencies that track, monitor, control and communicate with them. These M2M data communications systems integrate a number of technologies and cross several different industries, including computer hardware and software systems, positioning systems, terrestrial and satellite communications networks and information technologies (such as data hosting and report generation).

There are three main components in any M2M data communications system:

•	Fixed or mobile assets. Intelligent or trackable assets include devices and sensors that collect, measure, record or otherwise gather data about themselves or their environment to be used, analyzed or otherwise disseminated to other machines, applications or human operators and come in many forms, including devices and sensors that:

•	Report the location, speed and fuel economy data from trucks and locomotives;

•	Monitor the location and condition of trailers, railcars and marine shipping containers;

•	Report operating data and usage for heavy equipment;

•	Monitor fishing vessels to enforce government regulations regarding geographic and seasonal restrictions;

•	Report energy consumption from a utility meter;

•	Monitor corrosion in a pipeline;

•	Monitor fluid levels in oil storage tanks;

•	Measure water delivery in agricultural pipelines;

•	Detect movement along international borders; and

•	Monitor environmental conditions in agricultural facilities.

•	Communications network. The communications network enables a connection to take place between the fixed or mobile asset and the back-office systems and users of that asset’s data. The proliferation of terrestrial and satellite-based wireless networks has enabled the creation of a variety of M2M data communications applications. Networks that are being used to deliver M2M data include terrestrial communications networks, such as cellular, radio paging and WiFi networks, and satellite communications networks, utilizing low-Earth-orbit or geosynchronous satellites.

•	Back-office application or user. Data collected from a remote asset is used in a variety of ways with applications that allow the end-user to track, monitor, control and communicate with these assets with a greater degree of control and with much less time and expense than would be required to do so manually.

Market Opportunity

Commercial transportation

Large trucking and trailer leasing companies require applications that report location, engine diagnostic data, driver performance, fuel consumption, compliance, rapid decelerations, fuel taxes, driver logs and zone adherence in order to manage their truck fleets more safely and efficiently and to improve truck and trailer utilization.

Truck and trailer fleet owners and operators, as well as truck and trailer OEMs, are increasingly integrating M2M data communications systems into their trucks and trailers. In the near future, as older analog cellular wireless networks currently used in truck and trailer tracking are phased out, end-users will need to migrate to alternative communications systems and we expect that an increasing number of customers will be seeking long-term solutions for their M2M data communications needs as they make their replacement decisions. Although trailer tracking is in the early stages of adoption, it represents a significantly larger potential market as we estimate that there are approximately three trailers to every truck. The trailer market also requires additional applications, such as cargo sensor reporting, load monitoring, control of refrigeration systems and door alarms. Future regulations may require position tracking of specific types of cargo, such as hazardous materials, and could also increase trailer tracking market opportunities. The railcar market also requires many of these same applications and many trailer applications using M2M data communications system can easily be translated to the railcar market.

Heavy equipment

Heavy equipment fleet owners and leasing companies seeking to improve fleet productivity and profitability require applications that report diagnostic information, location (including for purposes of geo-fencing), time-of-use information, emergency notification, driver usage and maintenance alerts for their heavy equipment, which may be geographically dispersed, often in remote, difficult to reach locations. Using M2M data communications systems, heavy equipment fleet operators can remotely manage the productivity and mechanical condition of their equipment fleets, potentially lowering operating costs through preventive maintenance. OEMs can also use M2M applications to better anticipate the maintenance and spare parts needs of their customers, expanding the market for more higher-margin spare parts orders for the OEMs. Heavy equipment OEMs are increasingly integrating M2M data communications systems into their equipment at the factory or offering them as add-on options through certified after-market dealers.

Since the heavy equipment market is dominated by a small number of OEMs, M2M data communications service providers targeting this market segment focus on building relationships with these OEMs, such as Caterpillar, Komatsu, Hitachi and Volvo.

Fixed asset monitoring

Companies with widely dispersed fixed assets require a means of collecting data from remote assets to monitor productivity, minimize downtime and realize other operational benefits, as well as managing and controlling the functions of such assets, for example, the remote operation of valves and electrical switches. M2M data communications systems can provide industrial companies with applications for automated meter reading, oil and gas storage tank monitoring, pipeline monitoring and environmental monitoring, which can reduce operating costs for these companies, including labor costs, fuel costs, and the expense of on-site monitoring and maintenance.

Marine vessels

Marine vessels have a need for satellite-based communications due to the absence of reliable terrestrial-based coverage more than a few miles offshore. M2M data communications systems may offer features and functions to luxury recreational marine vessels and commercial fishing vessels, such as onboard diagnostics and other marine telematics, alarms, requests for assistance, security, location reporting and tracking, e-mail and two-way messaging, catch data and weather reports. In addition, owners and operators of commercial fishing and other marine vessels are increasingly subject to regulations governing, among other things, commercial fishing seasons and geographic limitations, vessel tracking, safety systems, and resource management and protection using various M2M communications systems.

Government and homeland security

Governments worldwide are seeking to address the global terror threat by monitoring land borders and hazardous materials, as well as marine vessels and containers. In addition, modern military and public safety forces use a variety of applications, particularly in supply chain management, logistics and support, which could incorporate our products and services. For example, approximately 9 million maritime shipping containers from overseas arrive annually at U.S. ports of entry and only 5% of these containers, which are considered high risk, are inspected, according to Forbes Magazine. Increasingly, there is a need to monitor these vessels for homeland security and M2M data communications systems could be used in applications to address homeland security requirements, such as tracking and monitoring these vessels and containers. In early 2003, we successfully conducted a study with Northrop Grumman Corporation on behalf of the Port Authority of New York and New Jersey to demonstrate our system’s ability to monitor the status of door seals on commercial shipping containers.

M2M communications systems can also be used in applications to address infiltration across land borders, for example, monitoring seismic sensors placed along the border to detect incursions. We may also be able to leverage our work with AIS to resell, subject in certain circumstances to U.S. Coast Guard approval, AIS data collected by our network to other coast guard services and governmental agencies.

Consumer transportation

Automotive companies are seeking a means to address the growing need for safety systems in passenger vehicles and to broadcast a single message to multiple vehicles at one time. Within the automotive market, there is no single communications technology that satisfies the need for 100% coverage, high reliability and low cost. An example of an automotive safety application is a system that has the ability to detect and report the deployment of a vehicle’s airbag, triggering the dispatch of an ambulance, tow truck or other necessary response personnel. Many automotive safety systems currently in service are based on analog cellular communications networks, many of which are being phased-out over the next several years in favor of digital cellular networks. In addition, terrestrial cellular communications systems have substantial “dead zones”, where network coverage is not available, and are difficult to manage globally, as vehicles may pass through multiple coverage areas, requiring the system to “roam” across a number of different cellular carriers’ networks. With emerging technology, satellite-based automotive safety systems may be able to provide near-real-time message delivery with minimal network latencies, thereby providing a viable alternative to cellular-based systems. In addition, many cellular-based automotive safety systems adopted or being adopted lack backwards compatibility that could limit their overall functionality.

While our system currently has latency limitations which make it impractical for us to address this market fully, we believe that our existing network may be used with dual-mode devices, combining our subscriber communicators with communications devices for cellular networks, allowing our communications services to function as an effective back-up system by filling the coverage gaps in current cellular or wireless networks used in consumer transportation applications. In addition, we may undertake additional capital expenditures beyond our current capital plan in order to expand our satellite constellation and lower our latencies to the level that addresses the requirements of resellers and OEMs developing applications for this market if we believe the economic returns justify such an investment. We believe we can supplement our satellite constellation within the lead time required to integrate applications using our communications service into the automotive OEM product development cycle.

Products And Services

Our principal products and services are satellite-based data communications services and subscriber communicators. Our communications services are used by businesses and government agencies that are engaged in tracking, monitoring, controlling or communicating with fixed or mobile assets globally. Our low cost, industrially-rated subscriber communicators are embedded into many different assets for use with our system. Our products and services are combined with industry or customer specific applications developed by our VARs which are sold to their end-user customers.

We do not generally market to end-users directly; instead, we utilize a cost-effective sales and marketing strategy of partnering with VARs, IVARs, international licensees and country representatives. These resellers, which are our direct customers, market to end-users.

Satellite communications services

We provide global two-way M2M data communications services through our satellite-based system. We focus our communications services on narrowband data applications. These data messages are typically sent by a remote subscriber communicator through our satellite system to our ground facilities for forwarding through an appropriate terrestrial communications network to the ultimate destination. Our system, typically combined with industry- or customer-specific applications developed by our resellers, permits a wide range of fixed and mobile assets to be tracked, monitored, controlled and communicated with from a central point.

We typically derive subscription-based recurring revenue from our VAR customers based upon the number of subscriber communicators activated on, and the amount of data transmitted through, our communications system. Customers pay between $1 and $60 in monthly service charges to access our communications system (in addition to a one-time provisioning fee ranging from $0 to $30) which we believe is the lowest price point currently available for global two-way connectivity.

The following table sets forth selected customers, representative applications and the benefits of such applications for each of our addressed markets:

Market	Select Customers/End-Users	Representative Applications	Key Benefits

Commercial transportation	• DriverTech • GE Equipment Services • Crossbridge Solution • Volvo Group • XATA Corporation • Fleet Management Services • Air IQ	• Position reporting • Units diagnostic monitoring • Compliance / tax reporting • Cargo monitoring • Systems control	• Improve fleet productivity and profitability • Enable efficient, centralized fleet management • Ensure safe delivery of shipping cargo • Allow real-time tracking of unit maintenance requirements

Heavy equipment	• Caterpillar, Inc. • Hitachi Construction . Machinery Co., Ltd. • Komatsu Ltd. • Volvo Group	• Position reporting • Unit diagnostic monitoring • Usage tracking • Emergency notification	• Improve fleet productivity and profitability • Allow OEMs to better anticipate the maintenance and spare parts needs of their customers
Fixed asset monitoring	• American Innovations, Ltd. • Automata, Inc. • GE Equipment Services • Electronic Sensors, Inc. • Metrix Networks, Inc.	• Unit diagnostic monitoring • Usage tracking • Systems control • Automated meter reading	• Provide method for managing, controlling, and collecting data from remote sites • Improve maintenance services productivity and profitability

Marine vessels	• Metocean Data Systems Ltd. • Recreational boaters* • Sasco Inc. • Skymate, Inc. • Volvo Group/Penta*	• Position reporting • Two-way messaging • Unit diagnostic monitoring • Weather reporting	• Ensure vessel compliance with regulations • Create a low cost information channel to disseminate critical weather and safety information

Government and homeland security	• National Oceanic and Atmospheric Administration* • U.S. Coast Guard • U.S. Customs and Border Protection* • U.S. Marine Corps*	• Container tracking • Environmental monitoring • Automatic Identification System development • Border monitoring • Vehicle tracking	• Provide efficient monitoring of changing environmental conditions • Address increasing need to monitor vessels in U.S. waters • Minimize security threats and secure border

*	Represents an end-user from which we directly dervive revenue through VARs or other resellers.

  Subscriber communicators

Our wholly owned subsidiary, Stellar, markets and sells subscriber communicators manufactured by Delphi directly to our customers. We also earn royalties from the manufacture of subscriber communicators by third parties for the issuance of unique serial numbers which enable such devices to connect to our M2M data communications system. To ensure the availability of subscriber communicators having different functional capabilities in sufficient quantities to meet demand, we have provided extensive design specifications and technical and engineering support to our manufacturers. In addition, because we maintain backwards compatibility, subscriber communicators produced by former manufacturers are still in use with our system today.

Stellar currently sells two models of subscriber communicators, the DS 100 and the DS 300, which are manufactured by Delphi. Delphi is now Stellar’s sole manufacturing source for subscriber communicators and it is developing next-generation subscriber communicators which will contain a custom integrated circuit combining the functionality of several components.

Customers

We market and sell our products and services directly to OEM and government customers and indirectly through VARs, IVARs, international licensees and country representatives. Other than GE Equipment Services, which represented approximately 49.5% of our revenues for fiscal 2006, no other customer accounted for more than 10% of our total sales in fiscal 2006.

Key Strategic Relationships

Delphi Automotive Systems LLC

In May 2004, we entered into a Cooperation Agreement with Stellar and Delphi Corporation, a tier-one automotive components supplier that designs, manufacturers and supplies advanced automotive grade subscriber communicators for Stellar for use with our communications system. Pursuant to the agreement, and subject to limited exceptions, Delphi Corporation’s Delphi Automotive System LLC subsidiary, or Delphi, is the sole supplier of newly developed subscriber communicators for Stellar. Delphi Corporation has a right of first refusal following termination of the agreement to supply Stellar with new products developed under the Cooperation Agreement. The initial term of the agreement was until December 31, 2005 and it has been extended by mutual written agreement of the parties until December 31, 2007. Although Delphi is currently subject to bankruptcy proceedings, it manufactures our subscriber communicators in Mexico with non-unionized labor, and as a result, we do not believe that such bankruptcy proceedings should impact our contract with Delphi Corporation. This relationship provides Stellar access to Delphi’s substantial technical and manufacturing resources, which we believe enables Stellar to continue to lower the cost of our subscriber communicators while at the same time providing improved features. Delphi began commercial production of two new models which significantly reduced the selling price from approximately $280 per unit in 2003 to as little as $100 per unit in volume in 2006. Several of Stellar’s customers are now in the process of full commercial roll-out using these less costly, new generation subscriber communicators. In addition to providing a lower-cost subscriber communicators with higher reliability, we believe that Delphi also has the capability to increase production rapidly to meet additional demand as Stellar expands its business.

General Electric Company

We have a significant customer relationship with General Electric Company, or GE, that provides access to a wide array of sales channels and extends to several divisions and businesses, including GE Equipment Services, which includes Trailer Fleet Services, its Penske Truck Leasing joint venture, Rail Services and its GE Asset Intelligence LLC subsidiary, or AI, among others. All of these GE Equipment Services divisions directly or indirectly sell applications utilizing our M2M data communications services and subscriber communicators manufactured by Stellar. As a result, GE Equipment Services has a number of different sales channels for the distribution of our asset monitoring and tracking products either to third party end-users or to other GE divisions who are end-users.

GE Equipment Services has made a strong commitment to us as a strategic partner by developing applications that use our M2M data communications system. Our largest GE customer is the AI subsidiary of GE Equipment Services, which is dedicated to M2M data communications applications and which renewed its IVAR agreement with us through 2009. In March 2006, AI placed orders with our Stellar subsidiary for subscriber communicator units which will be used to support deployments of 46,000 trailers for Wal-Mart Stores, Inc. On October 10, 2006, our Stellar subsidiary entered into an agreement with AI to supply up to 412,000 units of in-production and future models of Stellar’s subscriber communicators from August 1, 2006 through December 31, 2009 to support AI’s applications utilizing our M2M data communications system. Of the total volume level under the agreement, 270,000 units are non-cancelable except under specified early termination provisions of the agreement, including (1) the termination of the Cooperation Agreement with Delphi without a replacement agreement with respect to the design and manufacture of subscriber communicators between the same or related parties, (2) a default by us to meet certain obligations under a reseller agreement with AI or (3) the closure of AI’s business and its permanently ceasing to sell telematics products and services. The overall contract value at the full volume level would be approximately $57.0 million, subject to adjustment for additional engineering work, substitution of subscriber communicator models or other modifications pursuant to the terms of the agreement, and excludes any service revenues that we may derive from the activation and use of these subscriber communicators on our M2M data communications system under our separate pre-existing reseller agreement with AI.

AI’s first application, VeriWise, enables GE’s customers to track and monitor their trailer assets and shipments throughout the world. GE Rail Services is also integrating our M2M data communications system into its RailWise application for railcars. GE Equipment Services’ European division offers RailWise and we expect GE Equipment Services to begin marketing both VeriWise and RailWise into other international markets, including Mexico. Penske Truck Leasing also uses our M2M data communications system to monitor tractor-trailers, and other GE businesses are monitoring many different types of assets, including GE Healthcare’s portable MRI machines, locomotives for GE Rail, tractor-trailers for Penske Truck Leasing, and portable electric generators for GE Energy.

U.S. Coast Guard

In May 2004, we were awarded a contract by the U.S. Coast Guard to develop and demonstrate the ability to receive, collect and forward AIS data over our satellite system, or the Concept Validation Project. Our Coast Guard demonstration satellite is expected to be launched during 2007 and will carry an AIS receiver in addition to our standard communications payload. We plan to outfit our subsequent satellites with AIS capability and may be able to leverage this work to resell, subject in certain circumstances to U.S. Coast Guard approval, AIS data collected by our network to other coast guard services and governmental agencies, as well as companies engaged in security or logistics businesses for tracking shipping activities or for other navigational purposes. AIS is a shipboard broadcast system that transmits a marine vessel’s identification and position to aid navigation and improve maritime safety. The International Maritime Organization has mandated the use of AIS on all Safety of Life at Sea (SOLAS) vessels, which are vessels over 300 tons. Current terrestrial-based AIS networks provide limited coverage and are not able to provide the expanded coverage capability desired by the U.S. Coast Guard. By using our satellite system, the U.S. Coast Guard is expected to be able to collect and process AIS data well beyond the coast of the United States in a cost effective and timely fashion. As of December 31, 2006, the U.S. Coast Guard has paid us the full contract price of $7.2 million, primarily for the construction and launch of an AIS-enabled demonstration satellite, excluding additional amounts which may become payable if the U.S. Coast Guard elects to receive additional maintenance and AIS data transmission services under the contract. Such payments are included in deferred revenue prior to the launch of the demonstration satellite.

Sales, Marketing and Distribution

We generally market our satellite communications services through VARs and internationally through IVARs, international licensees and country representatives. The following chart shows how our low cost, multi-channel distribution network is structured:

VARs and IVARs.  We are currently working with 130 VARs and IVARs and seek to continue to increase the number of our VARs and IVARs as we expand our business. The role of the VAR or IVAR is to develop tailored applications that utilize our system and then market these applications, through non-exclusive licenses, to specific, targeted vertical markets. VARs and IVARs are responsible for establishing retail pricing, collecting airtime revenue from end-users and for providing customer service and support to end-users. Our relationship with a VAR or IVAR may be direct or indirect and may be governed by a reseller agreement between us, the international licensee or country representative, on the one hand, and the VAR or IVAR on the other hand, that establishes the VAR’s or IVAR’s responsibilities with respect to the business, as well as the cost of satellite service to the VAR or IVAR. VARs and IVARs are responsible for their own development and sales costs. VARs and IVARs typically have unique industry knowledge, which permits them to develop applications targeted for a particular industry or market. Our VARs and IVARs have made significant investments in developing ORBCOMM-based applications. These applications often require significant time and financial investment to develop for commercial use. By leveraging these investments, we are able to minimize our own research and development costs, increase the scale of our business without increasing overhead and diversify our business risk among many sales channels. VARs and IVARs pay fees for access to our system based on the number of subscriber communicators they have activated on the network and on the amount of data transmitted. VARs and IVARs are also generally required to pay a one-time fee for each subscriber communicator activated on our system and for other administrative charges. VARs and IVARs then typically bill end-users based upon the full value of the application and are responsible for customer care to the end-user.

We are currently working with 59 IVARs. Generally, subject to certain regulatory restrictions, the IVAR arrangement allows us to enter into a single agreement with any given IVAR and allows the IVARs to pay directly to us a single price on a single invoice in a single currency for worldwide service, regardless of the territories they are selling into, thereby avoiding the need to negotiate prices with individual international licensees and country representatives. We pay our international licensees and country representatives a commission on revenues received from IVARs from each subscriber communicator activated in a specific territory. The terms of our reseller agreements with IVARs typically provide for a three-year initial term that is renewable for additional three year terms. Under these agreements, the IVAR is responsible for promoting their applications in their respective territory, providing sales forecasts and provisioning information to us, collecting airtime revenue from end-users and paying invoices rendered by us. In addition, IVARs are responsible for providing customer support and maintaining sufficient inventory of subscriber communicators in their respective territories.

International licensees and country representatives.  We generally market and distribute our services outside the United States and Canada primarily through international licensees and country representatives, including through our subsidiary, Satcom International Group plc., which has entered into country representative agreements with our affiliated international licensee, ORBCOMM Europe LLC, covering the United Kingdom, Ireland and Switzerland and a service license agreement covering substantially all of the countries of the Middle East and a significant number of countries of Central Asia. In addition, ORBCOMM Europe and Satcom have entered into an agreement obligating ORBCOMM Europe to enter into a country representative agreement for Turkey with Satcom, if the current country representative agreement for Turkey expires or is terminated for any reason. We rely on these third parties to establish business in their respective territories, including obtaining and maintaining necessary regulatory and other approvals, as well as managing local VARs. In addition, we believe that our international licensees and country representatives, through their local expertise, are able to operate in these territories in a more efficient and cost-effective manner. We currently have agreements covering over 160 countries and territories through our seven international licensees and 12 country representatives. As we seek to expand internationally, we expect to continue to enter into agreements with additional international licensees and country representatives, particularly in Asia and Africa. International licensees and country representatives are generally required to make the system available in their designated regions to VARs and IVARs.

In territories with multiple countries, it is typical for our international licensees to appoint country representatives. Country representatives are sub-licensees within the territory. They perform tasks assigned by the international licensee. In return, the international licensees are responsible for, among other things, operating and maintaining the necessary gateway earth stations within their designated regions, obtaining the necessary regulatory approvals to provide our services in their designated regions, and marketing and distributing our services in such regions.

Country representatives are entities that obtain local regulatory approvals and establish local marketing channels to provide ORBCOMM services in their designated countries. As a U.S. company, we are not legally qualified to hold a license to operate as a telecommunications provider in some countries and our country representative program permits us to serve many international markets. In some cases, a country representative enters into a joint venture with us. In other cases, the country representative is an independent entity that pays us fees based on the amount of airtime usage on our system. Country representatives may distribute our services directly or through a distribution network made up of local VARs.

Subject to certain limitations, our service license agreements grant to the international licensee, among other things, the exclusive right (subject to our right to appoint IVARs) to market services using our satellite system in a designated region and a limited right to use certain of our proprietary technologies and intellectual property.

International licensees and country representatives who are appointed by us pay fees for access to the system in their region based on the number of subscriber communicators activated on the network in their territory and the amount of data transmitted through the system. We may adjust pricing in accordance with the terms of the relevant agreements. We pay international licensees and country representatives a commission based on the revenue we receive from IVARs that is generated from subscriber communicators that IVARs activate in their territories.

We have entered into or are negotiating new service license or country representative agreements with several international licensees and country representatives, respectively, including former licensees of the Predecessor Company and new groups consisting of affiliates of former licensees of the Predecessor Company. Until new service license agreements are in place, we will operate in those regions where a licensee has not been contracted either pursuant to letters of intent entered into with such licensee or pursuant to the terms of the original agreements with the Predecessor Company, as is currently the case in Japan, South Korea and Morocco. There can be no assurance we will be successful in negotiating new service license or country representative agreements.

Subscriber communicators

Our subsidiary, Stellar, markets and sells subscriber communicators manufactured by Delphi directly to customers. We also earn royalties from the manufacture of subscriber communicators by third parties for the issuance of unique serial numbers which enable such devices to connect to our M2M data communications system. We currently have a Cooperation Agreement with Stellar and Delphi’s parent, Delphi Corporation, pursuant to which Delphi has agreed to provide manufacturing support for Stellar subscriber communicators. We believe that declining prices for our subscriber communicators have opened further the market for ORBCOMM-based applications. We will seek to increase the functionality, variety and reliability of our subscriber communicators, while at the same time providing cost savings to end-users.

Competition

Currently, we are the only commercial provider of below 1 GHz band, or little LEO, two-way data satellite services optimized for narrowband. However, we are not the only provider of data communication services, and we face competition from a variety of existing and proposed products and services. Competing service providers can be divided into three main categories: terrestrial tower-based, low-Earth orbit mobile satellite and geostationary satellite service providers.

Terrestrial tower-based networks

While terrestrial tower-based networks are capable of providing services at costs comparable to ours, they lack seamless global coverage. Terrestrial coverage is dependent on the location of tower transmitters, which are generally located in densely populated areas or heavily traveled routes. Several data and messaging markets, such as long-haul trucking, railroads, oil and gas, agriculture, utility distribution and heavy construction, have significant activity in sparsely populated areas with limited or no terrestrial coverage. In addition, there are many different terrestrial systems and protocols, so service providers must coordinate with multiple carriers to enable service in different coverage areas. In some geographic areas, terrestrial tower-based networks have gaps in their coverage and may require a back-up system to fill in such coverage gaps.

Low-Earth orbit mobile satellite service providers

Low-Earth orbit mobile satellite service providers operating above the 1 GHz band, or big LEO systems, can provide data connectivity with global coverage that can compete with our communications services; however, to date, the focus of big LEO satellite service providers has been primarily on circuit-switched communications tailored for voice traffic, which, by its nature, is less efficient for the transfer of short data messages because they require a dedicated circuit that is time and bandwidth intensive when compared to the amount of information transmitted. Additionally, a circuit-switched network does not support multicast or broadcast messaging for the transmission of the same data to multiple users. These systems are still in the early stages with respect to the development of data terminals and integration of applications and they entail significantly higher costs for the satellite fleet operator and the end-users. Our principal big LEO mobile satellite service competitors are Globalstar, Inc. and Iridium Holdings LLC.

Geostationary satellite service providers

Geostationary satellite system operators can offer services that compete with ours. Certain pan-regional or global systems (operating in the L or S bands), such as Inmarsat plc, are designed and licensed for mobile high-speed data and voice services. However, the equipment cost and service fees for narrowband, or small packet, data communications with these systems is significantly more expensive than for our system. Some companies, such as the OmniTracs subsidiary of QUALCOMM Incorporated, which uses SES’s satellites (operating in C and Ku bands), have developed technologies to use their bandwidth for mobile applications. We believe that the equipment cost and service fees for narrowband data communications using these systems are also significantly higher than ours, and that these geostationary providers cannot offer global service with competitive communications devices and costs. In addition, these geostationary systems have other limitations that we are not subject to. For example, they require a clear line of sight between the communicator equipment and the satellite, are affected by adverse weather or atmospheric conditions, and are vulnerable to catastrophic single point failures of their satellites with limited backup options.

Research and Development

VARs incur the majority of research and development costs associated with developing applications for end-users. Although we provide assistance and development expertise to our VARs, such as certifying applications for use with our communications system, we do not engage in significant research and development activities of our own. With respect to development of our next-generation satellites, we do not incur direct research and development costs; however, we contract with third parties who undertake research and development activities in connection with supplying us with satellite payloads, buses and launch vehicles.

We have invested and continue to invest in development of advanced features for our subscriber communicator hardware. For instance, Stellar paid approximately $0.4 million and $0.5 million to Delphi in 2006 and 2005, respectively, in connection with the development of next-generation subscriber communicators that should provide increased functionality at a lower cost.

Backlog

The backlog of subscriber communicators at our Stellar subsidiary as of December 31, 2006 was 413,652 units, or approximately $58.5 million, as compared with a backlog of 55,085 units, or approximately $10.8 million as of December 31, 2005. We believe that approximately $9.6 million of the backlog as of December 31, 2006 will be filled during fiscal 2007. Although we believe that the orders included in backlog are firm, certain orders may be cancelled without penalty.

In addition, our “pre-bill backlog”, which represents subscriber communicators activated at the customer’s request for testing prior to putting the units into actual service, was 23,986 units as of December 31, 2006, as compared with a pre-bill backlog of 12,421 units as of December 31, 2005. We believe that the majority of units that comprise our pre-bill backlog will be billable within a one-year period. We are not able to determine pre-bill backlog in dollars because the service costs for each subscriber communicator varies by customer.

Orbcomm Communications System

Overview

Our data communications services are provided by our proprietary two-way satellite system, which is designed to provide “near-real-time” and “store-and-forward” communication to and from both fixed and mobile assets around the world.

Our system has three operational segments:

•	The space segment, which consists of a constellation of 30 operational satellites in multiple orbital planes between 435 and 550 miles above the Earth (four primary planes of six to eight satellites each operating in the VHF band; and two polar planes of one satellite each);

•	The ground and control segment, which consists of fourteen operational gateway earth stations that send signals to and receive signals from the satellites, five gateway control centers that process message traffic and forward it through the gateway earth stations to the satellites or to appropriate terrestrial communications networks for transmission to the back-office application or end-user and the network control center (including two of the five gateway control centers) located in Dulles, Virginia, which monitors and manages the flow of information through the system and provides the command, control and telemetry functions to optimize satellite availability; and

•	The subscriber segment, which consists of the subscriber communicators used by end-users to transmit and receive messages to and from their assets and our satellites.

For most applications using our system, data is generated by an end-user application and transferred to a subscriber communicator, which reformats the data and transmits it to the next satellite that comes into view. The data is routed by the satellite to the next gateway earth station it successfully connects to, which in turn forwards it to the associated gateway control center. Within the gateway control center, the data is processed and forwarded to its ultimate destination after acknowledgement to the subscriber communicator that the entire data message content has been received. The destination may be another subscriber communicator, a corporate resource management system, any personal or business Internet e-mail address, a pager or a cellular phone. In addition, data can be sent in the reverse direction (a feature which is utilized by many applications to remotely control assets).

When a satellite is in view of and connected to a gateway earth station at the time it receives data from a subscriber communicator, a transmission is initiated to transfer the data in what we refer to as “near-real-time” mode. In this “near-real-time” mode, the data is passed immediately from a subscriber communicator to a satellite and onto the gateway earth station to the appropriate control center for routing to its final destination. When a satellite is not immediately in view of a gateway earth station, the satellite switches to a store-and-forward mode to accept data in “GlobalGram” format. These GlobalGrams are short messages (consisting of data of up to approximately 200 bytes) and are stored in a satellite until it can connect through a gateway earth station to the appropriate control center. The automatic mode-switching capability between near-real-time service and GlobalGram service allows the satellite network to be available to subscriber communicators worldwide regardless of their location.

End-user data can be delivered by the gateway control center in a variety of formats. Communications options include private and public communications links to the control center, such as standard Internet, dedicated telephone company and VPN-based transports. Data can also be received via standard e-mail protocols with full delivery acknowledgement as requested, or via our Internet protocol gateway interface in HTML and XML formats. Wherever possible, our system makes use of existing, mature technologies and conforms to internationally accepted standards for electronic mail and web technologies.

System Status

Satellite Health

The majority of our current satellite fleet was put into service in the late 1990s and has an estimated operating life of approximately nine to twelve years due to software updates. Since 2002, we have implemented several operational changes and software updates which we believe may extend the operational lives of our current satellite fleet by an average of 1.5 to 2.5 years. We believe that our satellite performance remains stable and sufficient for the use of our customers. Our satellite availability, or the percentage of time that a satellite is available to pass commercial traffic, was 96.2% for the year ended December 31, 2006. Twenty-three of the thirty operational satellites have aggregate average availability over 99.4%. With the high probability of several satellites in view at any one time, especially in the primary coverage area, and the constant motion of the satellites, the time a satellite is unavailable is relatively insignificant.

Due to our satellite constellation architecture, which consists of numerous independent satellites, our space segment is inherently redundant and service quality is not significantly affected by individual satellite failures. Our system has experienced minor degradation over time, equal to less than 0.5% over the past four years (excluding four satellites that have slightly lower commercial service capability). The last mission-ending failure occurred in October 2000, prior to our acquisition of the satellite constellation, when a satellite experienced a processor malfunction. These failures are less than anticipated failure rates and demonstrate the benefits of distributed satellite system architecture like ours.

Gateway Health

We believe that the functionality of the ground segment of our system remains stable and sufficient for the use of our customers. The gateway earth stations in the United States are performing well. Several infrastructure upgrades have been completed over the past few years including software upgrades which improved power conditioning and remote monitoring.

In general, our international gateway control centers are stable. Our gateway control centers located in Brazil, Korea and Japan have all regularly exceeded 98% availability on a month-to-month basis. In addition, our international gateway earth stations are performing well. Significant effort and resources have been applied in Argentina, Brazil, Malaysia and Morocco in 2006 to improve global availability and reliability to the ORBCOMM system. While we intend to continue to proactively provide preventative maintenance and training to the international operators of gateway earth station and gateway control center segments, we believe that our international ground segment components remain sufficient to provide a consistent level of availability and quality for the use of our customers.

Network Capacity

In 2005, we conducted an analysis to investigate the utilization of our communication channels. Various metrics were used in evaluating the different elements of the communication protocol. The efficiency of the satellites’ random access subscriber receivers was measured as the ratio of successfully received inbound communication packets to the number of attempts made by subscriber communicators. In the beginning of 2006, the average value of this ratio was approximately 30%, which is lower than the expected ratio of between 60% and 80%. Throughout 2006, a number of improvements were made to raise this performance ratio to just over 60%. Several additional modifications are in process, which we believe will improve the ratio further over the next several months. Failed messaging transactions do not result in lost messages, but do require subscriber communicators to re-initiate message transmissions. For the user, this could translate to longer delays, while for the system it could result in more attempts to send messages to the satellites, which could increase latency issues during periods of greater message traffic.

Regulation of the System in the United States

FCC authorization

Any entity seeking to construct, launch, or operate a commercial satellite system in the United States must first be licensed by the FCC. ORBCOMM License Corp., a wholly owned subsidiary of ours, holds the satellite constellation license originally issued to the Predecessor Company in 1994 (which we refer to as the Space Segment License). The Space Segment License authorizes construction, launch and operation of a constellation of 36 initial and twelve additional little LEO satellites to: (1) operate four United States gateway earth stations; and (2) deploy and operate up to 1,000,000 subscriber communicators in the United States.

As we launch our quick-launch and next-generation satellites, we may seek to continue operating our existing first-generation satellites to the extent they are still able to provide functionality. This may require us to seek FCC authorization for short-term experimental licenses or special temporary authority, or (“STA”), to continue to operate these first-generation satellites if we exceed our currently authorized 48 satellite limit.

Our Coast Guard demonstration satellite, expected to be launched during 2007, carries a standard ORBCOMM payload in addition to the AIS receiver for the U.S. Coast Guard. Our current FCC license permits the operation of replacement satellites that are “technically identical” to those already licensed, but because the Coast Guard demonstration satellite is planned to be launched to a different orbit than our currently licensed constellation, we will need to apply for a modification of our satellite constellation license to operate the Coast Guard demonstration satellite as part of our constellation. There can be no assurance that the modification will be granted on a timely basis or at all. In addition, as a result of the ambiguity over what constitutes a “technically identical” replacement satellite, in March 2006 we submitted an application to the FCC for authorization to operate the Coast Guard demonstration satellite under an experimental license. In October 2006, we received a notice from the FCC that this application was being dismissed without prejudice for purely administrative reasons and requesting that we resubmit our application as a modification application to incorporate the Coast Guard demonstration satellite into our satellite constellation license, which we intend to file by the end of March 2007. In the event that we believe we will not be able to obtain FCC approval of the modification prior to the launch of the Coast Guard demonstration satellite, we will apply to the FCC for an STA to operate the Coast Guard demonstration satellite both with respect to the AIS receiver and download of AIS data and as part of the satellite constellation for our communications system. The STA would be valid for six months and may be renewed, if necessary, until such time as our modification application is granted.

License renewal

The initial term of the Space Segment License ends on April 10, 2010. We timely filed the renewal application for the Space Segment License on March 2, 2007, in accordance with the FCC’s little LEO space segment license renewal rules. The current FCC licenses for the United States gateway earth stations and subscriber communicators expire on May 17, 2020 and June 12, 2020, respectively. Although the FCC has indicated that it is positively disposed towards granting license renewals to a little LEO licensee that complies with little LEO licensing policies, there can be no assurance that our Space Segment License renewal will be granted.

FCC license conditions

We believe that our system is currently in full compliance with all applicable FCC rules, policies, and license conditions. Although we did not construct and launch the additional twelve satellites authorized in the second processing round by the FCC-imposed March 2004 deadline, we timely filed for a three-year extension of the deadline. The FCC has not yet acted on that extension request, and there can be no assurance the FCC will grant the extension, in which case we would need to re-apply for authority to expand our satellite constellation above the originally-authorized 36 satellites. Alternatively, the FCC could establish new construction and launch milestones as part of the modification for the quick-launch and next generation satellites. We believe that we will continue to be able to comply with all applicable FCC requirements, although we cannot assure you that it will be the case. Our next-generation satellites will have additional capabilities, and the transmission characteristics will differ from our current satellites. These new satellites may also operate on additional frequency ranges beyond those authorized in our current license. The use of additional frequencies and/or transmission differences of the new satellites would render them not “technically identical” to our current satellites. As a result, a license modification will be required for our next-generation satellites and our quick-launch satellites. In the past, we have applied for, and have been granted, several license modifications and do not have any reason to believe that the FCC will deny such a modification application in the future. There is no assurance, however, that the FCC will grant any future modification applications on a timely basis or at all.

Access in the United States to certain portions of the uplink and downlink spectrum assigned to our system was made subject to possible future spectrum sharing arrangements with as many as four other little LEO systems that the FCC conditionally authorized in March 1998. There are currently no other little LEO licensees authorized in our spectrum. While other entities could seek to be licensed in the little LEO service by the FCC, to our knowledge no new applications have been submitted to date. If any one or more new entities are licensed and do in fact proceed with system deployment in accordance with the previously established FCC requirements, we believe that there would be no material adverse effect on our system operations, although we cannot assure you it will be the case.

Non-common carrier status

All of our system’s FCC licenses authorize service provision on a “non-common carrier” basis. As a result, the system and the services provided thereby have been subject to limited FCC regulations, but not the obligations, restrictions and reporting requirements applicable to common carriers or to providers of Commercial Mobile Radio Services, or CMRS. There can be no assurance, however, that in the future, we will not be deemed by the FCC to provide services that are designated common carrier or CMRS, or that the FCC will not exercise its discretionary authority to apply its common carrier or CMRS rules and regulations to us or our system. If this were to occur, we would be subject to FCC obligations that include record retention requirements, limitations on use or disclosure of customer proprietary network information and truth-in-billing regulations. In addition, we would need to obtain FCC approval for foreign ownership in excess of 25 percent and authority under Section 214 of the Communications Act of 1934, as amended, to provide international services. Finally, we would be subject to additional reporting obligations with regard to international traffic and circuits, and Equal Employment Opportunity compliance.

United States import and export control regulations

We are subject to U.S. import and export control laws and regulations, specifically the Arms Export Control Act, the International Traffic in Arms Regulations, the Export Administration Regulations and the trade sanctions laws and regulations administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control. We believe that we have obtained all the specific authorizations currently needed to operate our business and believe that the terms of the relevant licenses are sufficient given the scope and duration of the activities to which they pertain.

Regulation of our System in Other Countries

Communications services

We, the relevant international licensee and/or the relevant international licensee’s country representative in each country outside the United States must obtain the requisite local regulatory authorization before the commencement of service in that country. The process for obtaining the applicable regulatory authorization varies from country to country, and in some instances may require technical studies or actual experimental field tests under the direction and/or supervision of the local regulatory authority. Failure to obtain or maintain any requisite authorizations in any given country or territory could mean that services may not be provided in that country or territory.

Certain countries continue to require that some or all telecommunications services be provided by a government-owned or controlled entity. Therefore, under such circumstances, we may be required to offer our services through a government-owned or controlled entity.

To date the provision of services has been authorized by regulators in jurisdictions where regulatory authority is required in over 75 countries and territories in North America, Europe, South America, Asia, Africa, Mexico and Australia. As part of our international initiative, we are in the process of seeking or assessing the prospect of obtaining regulatory authority in other countries and territories, including China, India and Russia. Because our satellites are licensed by the FCC, the scope of the local regulatory authority in any given country or territory outside of the United States (with the exception of countries where gateway earth stations are located) is generally limited to the operation of subscriber communicator equipment, but may also involve additional restrictions or conditions. Based on available information, we believe that the regulatory authorizations obtained by us, our international licensees and/or their country representatives are sufficient for the provision of commercial services in the subject countries and territories, subject to continuing regulatory compliance. We also believe that additional local service provision authorizations may be obtained in other countries and territories in the near future.

Non-U.S. gateway earth stations

To date, in addition to those in the United States, gateway earth stations have been authorized and deployed in Argentina, Australia, Brazil, Curaçao, Italy, Japan, Kazakhstan, Malaysia, Morocco and South Korea. Gateway earth stations are generally licensed on an individual facility basis. This process normally entails radio frequency coordination within the country of operation for the specific frequencies to be used in the designated geographic location of the subject gateway earth station. This domestic frequency coordination is in addition to any international coordination that may be required, as determined by the proximity of the gateway earth station location to foreign borders (see “— International Regulation of Our System”). Based on the best available information, we believe that each of the above-listed gateway earth stations authorizations is sufficient for the provision of our commercial services in the areas served by the relevant facilities. We will need additional gateway earth station authorizations in other countries as we install additional gateway earth stations around the world.

Equipment standards

Each manufacturer of the applicable subscriber communicator is contractually responsible to obtain and maintain the governmental authorizations necessary to operate their subscriber communicators in each jurisdiction. Most countries generally require all radio transmission equipment used within their borders to comply with operating standards that may include specifications relating to required minimum acceptable levels for radiated power, power density and spurious emissions into adjacent frequency bands not allocated for the intended use. Technical criteria established by telecommunications equipment standards issued by the FCC and/or the European Telecommunications Standards Institute, or ETSI, are generally accepted, and/or closely duplicated by domestic equipment approval regulations in most countries. All current models of subscriber communicators comply with established FCC standards and many comply with ETSI standards.

International Regulation of our System

Our use of certain orbital planes and related system radio frequency assignments, as licensed by the FCC, is subject to the frequency coordination and registration process of the ITU. In order to protect satellite systems from harmful radio frequency interference from other satellite communications systems, the ITU maintains a Master International Frequency Register, or MIFR, of radio frequency assignments and their associated orbital locations. Each ITU member state (referred to as an administration) is required by treaty to give notice of, coordinate and register its proposed use of radio frequency assignments and associated orbital locations with the ITU’s Radio communication Bureau.

The FCC serves as the notifying administration for the United States and is responsible for filing and coordinating our allocated radio frequency assignments and associated orbital locations for the system with both the ITU’s Radio communication Bureau and the national administrations of other countries in each satellite’s service region. While the FCC, as our notifying administration, is responsible for coordinating the system, in practice the satellite licensee is generally responsible for identifying any potential interference concerns with existing systems or those enjoying date priority and to coordinate with such systems. If we are unable to reach agreement and finalize coordination, the FCC would then assist with such coordination.

When the coordination process is completed, the ITU formally enters each satellite system’s orbital and frequency use characteristics in the MIFR. Such registration notifies all proposed users of frequencies that the registered satellite system is protected from interference from subsequent or non-conforming uses by other nations. In the event disputes arise during coordination, the ITU’s radio regulations do not contain mandatory dispute resolution or enforcement mechanisms and dispute resolution procedures are based on the willingness of the parties concerned to reach a mutually acceptable agreement voluntarily. Neither the ITU specifically, nor international law generally, provides clear remedies if this voluntary process fails.

The FCC has notified the ITU that our system was initially placed in service in April 1995 and that it has operated without any substantiated complaints of interference since that time. The FCC has also informed the ITU that our system has successfully completed its coordination with all countries other than Russia. We expect that we will successfully complete the ITU coordination process with Russia in the near future, at which time the complete system will be formally registered in the MIFR.

If design modifications to future system satellites entail substantial changes to the frequency utilization by the subject system component(s), additional international coordination may be required or reasonably deemed advisable. However, we believe that ITU coordination can be successfully completed in all circumstances where such coordination is required, although we cannot assure you that we will successfully complete such ITU coordination. Failure to complete requisite ITU coordination could have a material adverse effect on our business. Regardless, to date, and to our best knowledge, the system has not caused harmful interference to any other radio system, or suffered harmful interference from any other radio system.

Intellectual Property

We use and hold intellectual property rights for a number of trademarks, service marks and logos for our system. We have one main mark — “ORBCOMM” — which is registered in over 125 countries. In addition, we currently own or have applied for four patents relating to various aspects of our system, and at any time we may file additional patent applications in the appropriate countries for various aspects of our system.

We believe that all intellectual property rights used in our system were independently developed or duly licensed by us, by those we license the rights from or by the technology companies who supplied portions of our system. We cannot assure you, however, that third parties will not bring suit against us for patent or other infringement of intellectual property rights.

Our patents cover various aspects of the protocol employed by our subscriber communicators. In addition, certain intellectual property rights to the software used by the Stellar subscriber communicators is cross-licensed between Stellar and Delphi.

Employees

As of December 31, 2006, we had 99 full-time employees, 26 of whom are at our Fort Lee, New Jersey headquarters and 73 of whom are at our Dulles, Virginia network control center and offices. Our employees are not covered by any collective bargaining agreements and we have not experienced a work stoppage since our inception. We believe that our relationship with our employees is good.

Corporate Information

Our principal executive offices are located at 2115 Linwood Avenue, Fort Lee, New Jersey 07024, and our telephone number is (201) 363-4900. Our website is www.orbcomm.com and information contained on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. Our annual, quarterly, and other reports, and amendments to those reports can be obtained through the Investor Relations section of our website or from the Securities and Exchange Commission at www.sec.gov.

Executive Officers of the Registrant:

Certain information regarding our executive officers is provided below:

Name	Age	Position(s)

Jerome B. Eisenberg	67	Chairman of the Board, Chief Executive Officer and President
Robert G. Costantini	47	Executive Vice President and Chief Financial Officer
Marc Eisenberg	40	Chief Operating Officer
Emmett Hume	53	Executive Vice President, International
John J. Stolte, Jr.	47	Executive Vice President — Technology and Operations

Jerome B. Eisenberg has been our Chairman of the Board since January 2006, and our Chief Executive Officer and President since December 2004. Mr. Eisenberg has been a member of our board of directors since February 2004 and the board of directors of ORBCOMM LLC and ORBCOMM Holdings LLC since 2001.

Between 2001 and December 2004, Mr. Eisenberg held a number of positions with ORBCOMM Inc. and with ORBCOMM LLC, including, most recently, Co-Chief Executive Officer of ORBCOMM Inc. Mr. Eisenberg has worked in the satellite industry since 1993 when he helped found Satcom. From 1987 to 1992, he was President and CEO of British American Properties, an investment company funded by European and American investors that acquired and managed various real estate and industrial facilities in various parts of the U.S. Prior thereto, Mr. Eisenberg was a partner in the law firm of Eisenberg, Honig & Folger; CEO and President of Helenwood Manufacturing Corporation (presently known as Tennier Industries), a manufacturer of equipment for the U.S. Department of Defense with 500 employees; and Assistant Corporate Counsel for the City of New York. Mr. Eisenberg is the father of Marc Eisenberg.

Robert G. Costantini is our Executive Vice President and Chief Financial Officer, a position he has held since October 2, 2006. From October 2003 until September 2006, he served as Chief Financial Officer, Senior Vice President and Corporate Secretary of First Aviation Services Inc., an aviation services company providing aircraft parts and maintenance services. From 1999 to 2003, Mr. Costantini was the Chief Financial Officer of FocusVision Worldwide, Inc., a technology company providing video transmission services. From 1986 to 1989, he was Corporate Controller and from 1989 to 1999 he was Vice-President — Finance of M.T. Maritime Management Corp., a global maritime transportation company. Mr. Costantini started his career with Peat Marwick, Mitchell & Co. Mr. Costantini is a Certified Public Accountant, Certified Management Accountant, and a member of the bar of New York and Connecticut.

Marc Eisenberg is our Chief Operating Officer, a position he has held since February 27, 2007. From June 2006 to February 2007, he was our Chief Marketing Officer. From March 2002 to June 2006, he was our Executive Vice President, Sales and Marketing. He was a member of the board of directors of ORBCOMM Holdings LLC from May 2002 until February 2004. Prior to joining ORBCOMM, from 1999 to 2001, Mr. Eisenberg was a Senior Vice President of Cablevision Electronics Investments, where among his duties he was responsible for selling Cablevision services such as video and internet subscriptions through its retail channel. From 1984 to 1999, he held various positions, most recently as the Senior Vice President of Sales and Operations with the consumer electronics company The Wiz, where he oversaw sales and operations and was responsible for over 2,000 employees and $1 billion a year in sales. Mr. Eisenberg is the son of Jerome B. Eisenberg.

Emmett Hume is our Executive Vice President, International, a position he has held since August 2004. Immediately prior to that, Mr. Hume was a member of our board of directors from February 2004 to July 2004. From November 2001 to June 2004, he was Senior Vice President, Global Service Development at SES (formerly named “SES Global S.A.”), a Luxembourg-based satellite services company. From December 1997 until November 2001, he was Senior Vice President Marketing and Business Development at General Electric’s Americom satellite business unit, which was acquired by SES in 2001, where he was responsible for regulatory affairs and spectrum coordination. Mr. Hume has over 15 years of experience with terrestrial and satellite wireless data service providers, and has served on the board of a number of industry ventures.

John J. Stolte, Jr. is our Executive Vice President, Technology and Operations, a position he has held since April 2001. From January to April 2001, he held a similar position with ORBCOMM Global L.P. Mr. Stolte has over 20 years of technology management experience in the aerospace and telecommunications industries. Prior to joining ORBCOMM Global L.P., Mr. Stolte held a number of positions at Orbital Sciences Corporation from September 1990 to January 2001, most recently as Program Director, where he was responsible for design, manufacturing and launch of the ORBCOMM satellite constellation. From 1982 to 1990, Mr. Stolte worked for McDonnell Douglas in a number of positions including at the Naval Research Laboratory where he led the successful integration, test and launch of a multi-billion dollar defense satellite.

Item 1A.	Risk Factors

Set forth below and elsewhere in this Annual Report on Form 10-K are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Annual Report on Form 10-K. Any of these risks could also materially and adversely affect our business, financial condition or the price of our common stock. Because of the following factors, as well as other variables affecting our operating results, past financial performance should not be considered as a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods.

Risks Relating to Our Business

We are incurring substantial operating losses and net losses. We anticipate additional future losses. We must significantly increase our revenues to become profitable.

We have had annual net losses since our inception, including a net loss of $11.2 million for fiscal year 2006 and at December 31, 2006, we had an accumulated deficit of $59.8 million. Our future results will continue to reflect significant operating expenses, including expenses associated with expanding our sales and marketing efforts, maintaining the infrastructure to operate as a public company and product development for our subscriber communicator products for use with our system. As a result, we anticipate additional operating losses and net losses in the future. The continued development of our business also will require additional capital expenditures for, among other things, the development, construction and launch of additional satellites, including more capable next-generation satellites, the development of more advanced subscriber communicators for use with our system and the installation of additional gateway earth stations and gateway control centers around the world. Accordingly, as we make these capital investments, our future results will include greater depreciation and amortization expense which reflect the full cost of acquiring these new assets.

In order to become profitable, we must achieve substantial revenue growth. Revenue growth will depend on acceptance of our products and services by end-users in current markets, as well as in new geographic and industry markets. Although we have implemented a number of expense reduction initiatives to reduce our operating expenses, expense reductions alone, without revenue growth, will not enable us to achieve profitability. We may not become profitable and we may not be able to sustain such profitability, if achieved.

We may need additional capital, which may not be available to us when we need it on favorable terms, or at all.

If our future cash flows from operations are less than expected or if our capital expenditures exceed our spending plans, our existing sources of liquidity, including cash and cash equivalents on hand, the expected proceeds from the liquidation of our marketable securities and cash generated from sales of our products and services may not be sufficient to fund our anticipated operations, capital expenditures (including the deployment of additional satellites), working capital and other financing requirements. If we continue to incur operating losses in the future, we may need to reduce further our operating costs or obtain alternate sources of financing, or both, to remain viable and, in particular, to fund the design, production and launch of additional satellites, including a next-generation of more capable satellites. We may choose to raise additional capital through the sale of additional equity securities, which may result in dilution to our stockholders.

We incur significant costs as a result of operating as a public company, and our management devotes substantial time to new compliance initiatives.

We incur significant legal, accounting and other expenses as a public company, including costs resulting from regulations regarding corporate governance practices. For example, the listing requirements of The Nasdaq Global Market require that we satisfy certain corporate governance requirements relating to independent directors, audit committees, distribution of annual and interim reports, stockholder meetings, stockholder approvals, solicitation of proxies, conflicts of interest, stockholder voting rights and codes of conduct. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and will make some activities more time-consuming and costly.

For example, these rules and regulations could make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, for the year ending December 31, 2008, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial expense and expend significant management time on compliance-related issues.

If end-users do not accept our services and the applications developed by VARs or we cannot obtain the necessary regulatory approvals or licenses for particular countries or territories, we will fail to attract new customers and our business will be harmed.

Our success depends on end-users accepting our services, the applications developed by VARs, and a number of other factors, including the technical capabilities of our system, the availability of low cost subscriber communicators, the receipt and maintenance of regulatory and other approvals in the United States and other countries and territories in which we operate, the price of our services and the extent and availability of competitive or alternative services. We may not succeed in increasing revenue from the sale of our products and services to new and existing customers. Our failure to significantly increase the number of end-users will harm our business.

Our business plan assumes that potential customers and end-users will accept certain limitations inherent in our system. For example, our system is optimized for small packet, or narrowband, data transmissions, is subject to certain delays in the relay of messages, referred to as latencies, and may be subject to certain line-of-sight limitations between our satellites and the end-user’s subscriber communicator. In addition, our system is not capable of handling voice traffic. Certain potential end-users, particularly those requiring full time, real-time communications and those requiring the transmission of large amounts of data (greater than eight kilobytes per message) or voice traffic, may find such limitations unacceptable.

In addition to the limitations imposed by the architecture of our system, our failure to obtain the necessary regulatory and other approvals or licenses in a given country or territory will preclude the availability of our services in such country or territory until such time, if at all, that such approvals or licenses can be obtained. Certain potential end-users requiring messaging services in those countries and territories may find such limitations unacceptable.

We face competition from existing and potential competitors in the telecommunications industry, including numerous terrestrial and satellite-based network systems with greater resources, which could reduce our market share and revenues.

Competition in the telecommunications industry is intense, fueled by rapid, continuous technological advances and alliances between industry participants seeking to capture significant market share. We face competition from numerous existing and potential alternative telecommunications products and services provided by various large and small companies, including sophisticated two-way satellite-based data and voice communication services and next-generation digital cellular services, such as GSM and 3G. In addition, a continuing trend toward consolidation and strategic alliances in the telecommunications industry could give rise to significant new competitors, and any foreign competitor may benefit from subsidies from, or other protective measures by, its home country. Some of these competitors may provide more efficient or less expensive services than we are able to provide, which could reduce our market share and adversely affect our revenues and business.

Many of our existing and potential competitors have substantially greater financial, technical, marketing and distribution resources than we do. Additionally, many of these companies have greater name recognition and more established relationships with our target customers. Furthermore, these competitors may be able to adopt more aggressive pricing policies and offer customers more attractive terms than we can.

We have a limited operating history, which makes it difficult to evaluate your investment in us.

We have conducted commercial operations only since April 2001, when we acquired substantially all of our current communications system from ORBCOMM Global L.P. and its subsidiaries. Our prospects and ability to implement our current business plan, including our ability to provide commercial two-way data communications service in key markets on a global basis and to generate revenues and positive operating cash flows, will depend on our ability to, among other things:

•	successfully construct, launch, place in commercial service, operate and maintain our quick-launch and next-generation satellites in a timely and cost-effective manner;

•	develop licensing and distribution arrangements in key markets within and outside the United States sufficient to capture and retain an adequate customer base;

•	install the necessary ground infrastructure and obtain and maintain the necessary regulatory and other approvals in key markets outside the United States through our existing or future international licensees to expand our business internationally;

•	provide for the timely design, manufacture and distribution of subscriber communicators in sufficient quantities, with appropriate functional characteristics and at competitive prices, for various applications; and

Given our limited operating history, there can be no assurance that we will be able to achieve these objectives or develop a sufficiently large revenue-generating customer base to achieve profitability. In particular, because we acquired a fully operational satellite constellation and communications system from ORBCOMM Global L.P. and its subsidiaries, our current management team has limited experience with managing the design, construction and launch of a satellite system.

We rely on third parties to market and distribute our services to end-users. If these parties are unwilling or unable to provide applications and services to end-users, our business will be harmed.

We rely on VARs to market and distribute our services to end-users in the United States and on international licensees, country representatives, VARs and IVARs, outside the United States. The willingness of companies to become international licensees, country representatives, VARs and IVARs (which we refer to as resellers) will depend on a number of factors, including whether they perceive our services to be compatible with their existing businesses, whether they believe we will successfully deploy next-generation satellites, whether the prices they can charge end-users will provide an adequate return, and regulatory restrictions, if any. We believe that successful marketing of our services will depend on the design, development and commercial availability of applications that support the specific needs of the targeted end-users. The design, development and implementation of applications require the commitment of substantial financial and technological resources on the part of these resellers. Certain resellers are, and many potential resellers will be, newly formed or small ventures with limited financial resources, and such entities might not be successful in their efforts to design applications or effectively market our services. The inability of these resellers to provide applications to end-users could have a harmful effect on our business, financial condition and results of operations. We also believe that our success depends upon the pricing of applications by our resellers to end-users, over which we have no control.

Defects or errors in applications could result in end-users not being able to use our services, which would damage our reputation and harm our financial condition.

VARs, IVARs, international licensees and country representatives must develop applications quickly to keep pace with rapidly changing markets. These applications have long development cycles and are likely to contain undetected errors or defects, especially when first introduced or when subsequent versions are introduced, which could result in the disruption of our services to the end-users. While we sometimes assist our resellers in developing applications, we have limited ability to accelerate development cycles to avoid errors and defects in their applications. Such disruption could damage our reputation as well as the reputation of the respective resellers, and result in lost customers, lost revenue, diverted development resources, and increased service and warranty costs.

Because we depend on a significant customer for a substantial portion of our revenues, the loss of this customer could seriously harm our business.

GE Equipment Services, a significant customer, represented 49.5% and 31.4% of our revenues in 2006 and 2005, respectively, primarily from sales to GE Asset Intelligence LLC, or AI, a subsidiary of GE Equipment Services, of subscriber communicators by our Stellar subsidiary. We expect GE Equipment Services to continue to represent a substantial part of our revenues in the near future. As a result, the loss of this customer, which could occur at any time, could have a material adverse effect on our business, financial condition and results of operations.

If our international licensees and country representatives are not successful in establishing their businesses outside of the United States, the prospects for our business will be limited.

Outside of the United States, we rely largely on international licensees and country representatives to establish businesses in their respective territories, including obtaining and maintaining necessary regulatory and other approvals as well as managing local VARs. International licensees and country representatives may not be successful in obtaining and maintaining the necessary regulatory and other approvals to provide our services in their assigned territories and, even if those approvals are obtained, international licensees and/or country representatives may not be successful in developing a market and/or distribution network within their territories. Certain of the international licensees and/or country representatives are, or are likely to be, newly formed or small ventures with limited or no operational history and limited financial resources, and any such entities may not be successful in their efforts to secure adequate financing and to continue operating. In addition, in certain countries and territories outside the United States, we rely on international licensees and country representatives to operate and maintain various components of our system, such as gateway earth stations. These international licensees and country representatives may not be successful in operating and maintaining such components of our communications system and may not have the same financial incentives as we do to maintain those components in good repair.

Some of our international licensees and country representatives are experiencing significant operational and financial difficulties and have in the past defaulted on their obligations to us.

Many of our international licensees and country representatives were also international licensees and country representatives of the Predecessor Company and, as a consequence of the bankruptcy of ORBCOMM Global L.P., they were left in many cases with significant financial problems, including significant debt and insufficient working capital. Certain of our international licensees and country representatives (including in Japan, Korea, Malaysia, parts of South America and to a lesser extent, Europe) have not been able to successfully or adequately reorganize or recapitalize themselves and as a result have continued to experience significant material difficulties, including the failure to pay us for our services. To date, several of our licensees and country representatives have had difficulty in paying their usage fees and have not paid us or have paid us at reduced rates, and in cases where collectibility is not reasonably assured, we have not reflected invoices issued to such licensees and country representatives in our revenues or accounts receivable. The ability of these international licensees and country representatives to pay their obligations to us may be dependent, in many cases, upon their ability to successfully restructure their business and operations or raise additional capital. In addition, we have from time to time had disagreements with certain of our international licensees related to these operational and financial difficulties. To the extent these international licensees and country representatives are unable to reorganize and/or raise additional capital to execute their business plans on favorable terms (or are delayed in doing so), our ability to offer services internationally and recognize revenue will be impaired and our business, financial condition and results of operations may be adversely affected.

We rely on a limited number of manufacturers for our subscriber communicators. If we are unable to, or cannot find third parties to, manufacture a sufficient quantity of subscriber communicators at a reasonable price, the prospects for our business will be negatively impacted.

The development and availability on a timely basis of relatively inexpensive subscriber communicators are critical to the successful commercial operation of our system. Our Stellar subsidiary, relies on a contract manufacturer, Delphi Automotive Systems LLC, or Delphi, a subsidiary of Delphi Corporation, to produce subscriber communicators. Our customers may not be able to obtain a sufficient supply of subscriber communicators at price points or with functional characteristics and reliability that meet their needs. An inability to successfully develop and manufacture subscriber communicators that meet the needs of customers and are available in sufficient numbers and at prices that render our services cost-effective to customers could limit the acceptance of our system and potentially affect the quality of our services, which could have a material adverse effect on our business, financial condition and results of operations.

Delphi Corporation filed for bankruptcy protection in October 2005. Our business may be materially and adversely affected if Stellar’s agreement with Delphi Corporation is terminated or modified as part of Delphi Corporation’s reorganization in bankruptcy or otherwise. If our agreements with third party manufacturers are, or Stellar’s agreement with Delphi Corporation is, terminated or expire, our search for additional or alternate manufacturers could result in significant delays, added expense and an inability to maintain or expand our customer base. Any of these events could require us to take unforeseen actions or devote additional resources to provide our services and could harm our ability to compete effectively.

There are currently three manufacturers of subscriber communicators, including Quake Global, Inc., Mobile Applitech, Inc. and our Stellar subsidiary. As part of our arbitration proceeding instituted against Quake Global, Inc. discussed in Part I, Item 3, “Legal Proceeding — Quake Global, Inc.”, we are seeking a declaration that we have the right to terminate our manufacturing agreement with Quake. In January 2007, we terminated our manufacturing agreement with Quake as a result of Quake’s failure to pay past-due royalty fees. In March 2007, in anticipation of the parties negotiating a more permanent business arrangement, we entered into an interim agreement with Quake for a term of two months for Quake to continue supplying subscriber communicators to our customers. An inability to reach a mutually acceptable long-term arrangement with Quake for it to continue to supply subscriber communicators to our customers such as Caterpillar, Inc., Komatsu Ltd., Hitachi Construction Co., Ltd. and Volvo Group, whether as a subcontractor, through a new manufacturing agreement, or similar alternative arrangement, could result in significant delays in these customers activating subscriber communicators on our communications system, added expense for these customers and our inability to maintain or expand our customer base.

We depend on recruiting and retaining qualified personnel and our inability to do so would seriously harm our business.

Because of the technical nature of our services and the market in which we compete, our success depends on the continued services of our current executive officers and certain of our engineering personnel, and our ability to attract and retain qualified personnel. The loss of the services of one or more of our key employees or our inability to attract, retain and motivate qualified personnel could have a material adverse effect on our ability to operate our business and our financial condition and results of operations. We do not have key-man life insurance policies covering any of our executive officers or key technical personnel. Competitors and others have in the past, and may in the future, attempt to recruit our employees. The available pool of individuals with relevant experience in the satellite industry is limited, and the process of identifying and recruiting personnel with the skills necessary to operate our system can be lengthy and expensive. In addition, new employees generally require substantial training, which requires significant resources and management attention. Even if we invest significant resources to recruit, train and retain qualified personnel, we may not be successful in our efforts.

Our management team is subject to a variety of demands for its attention and rapid growth and litigation could further strain our management and other resources and have a material adverse effect on our business, financial condition and results of operations.

We currently face a variety of challenges, including maintaining the infrastructure and systems necessary for us to operate as a public company, addressing our pending litigation matters and managing the recent rapid expansion of our business. Our recent growth and expansion has increased our number of employees and the responsibilities of our management team. Any litigation, regardless of the merit or resolution, could be costly and divert the efforts and attention of our management. As we continue to expand, we may further strain our management and other resources. Our failure to meet these challenges as a result of insufficient management or other resources could have a material adverse effect on our business, financial condition and results of operations.

We may be subject to litigation proceedings that could adversely affect our business.

We may be subject to legal claims or regulatory matters involving stockholder, consumer, antitrust and other issues. As discussed in Part I, Item 3. “Legal Proceedings”, we are currently engaged in a number of litigation matters. Litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include money damages or, in cases for which injunctive relief is sought, an injunction prohibiting us from manufacturing or selling one or more products. If an unfavorable ruling were to occur, it could have a material adverse effect on our business and results of operations for the period in which the ruling occurred or future periods.

Our business is characterized by rapid technological change and we may not be able to compete with new and emerging technologies.

We operate in the telecommunications industry, which is characterized by extensive research and development efforts and rapid technological change. New and advanced technology which can perform essentially the same functions as our service (though without global coverage), such as next-generation digital cellular networks (GSM and 3G), direct broadcast satellites, and other forms of wireless transmission, are in various stages of development by others in the industry. These technologies are being developed, supported and rolled out by entities that may have significantly greater resources than we do. These technologies could adversely impact the demand for our services. Research and development by others may lead to technologies that render some or all of our services non-competitive or obsolete in the future.

Because we operate in a highly regulated industry, we may be subjected to increased regulatory restrictions which could disrupt our service or increase our operating costs.

System operators and service providers are subject to extensive regulation under the laws of various countries and the rules and policies they adopt. These rules and policies, among other things, establish technical parameters for the operation of facilities and subscriber communicators, determine the permissible uses of facilities and subscriber communicators, and establish the terms and conditions pursuant to which our international licensees and country representatives operate their facilities, including certain of the gateway earth stations and gateway control centers in our system. These rules and policies may also require our international licensees and country representatives to cut-off the data passing through the gateway earth stations or gateway control centers without notifying us or our end-users, significantly disrupting the operation of our communications system. These rules and policies may also regulate the use of subscriber communicators within certain countries or territories. International and domestic licensing and certification requirements may cause a delay in the marketing of our services and products, may impose costly procedures on our international licensees and country representatives, and may give a competitive advantage to larger companies that compete with our international licensees and country representatives. Possible future changes to regulations and policies in the countries in which we operate may result in additional regulatory requirements or restrictions on the services and equipment we provide, which may have a material adverse effect on our business and operations. Although we believe that we or our international licensees and country representatives have obtained all the licenses required to conduct our business as it is operated today, we may not be able to obtain, modify or maintain such licenses in the future. Moreover, changes in international or domestic licensing and certification requirements may result in disruptions of our communications services or alternatively result in added operational costs, which could harm our business. Our use of certain orbital planes and VHF assignments, as licensed by the FCC, is subject to the frequency coordination and registration process of the ITU. In the event disputes arise during coordination, the ITU’s radio regulations do not contain mandatory dispute resolution or enforcement mechanisms and neither the ITU specifically, nor does international law generally, provide clear remedies in this situation.

Our business would be negatively impacted if the FCC revokes or fails to renew or amend our licenses.

Our FCC licenses — a license for the satellite constellation, separate licenses for the four U.S. gateway earth stations and a blanket license for the subscriber communicators — are subject to revocation if we fail to satisfy certain conditions or to meet certain prescribed milestones. While the FCC satellite constellation license is valid until April 10, 2010), we are required, slightly more than three years prior to the expiration of the FCC satellite constellation license (i.e., by March 12, 2007, to apply for a license renewal with the FCC. The renewal application was filed with the FCC on March 2, 2007. The U.S. gateway earth station and subscriber communicator licenses will expire in 2020. Renewal applications for the gateway earth station and subscriber communicator licenses must be filed between 30 and 90 days prior to expiration. There can be no assurance that the FCC will in fact renew our FCC licenses. If the FCC revokes or fails to renew our FCC licenses, or if we fail to satisfy any of the conditions of our FCC licenses, such action could have a material adverse impact on our business. In addition, because our new satellites are not likely to be considered “technically identical” replacement satellites, we will be required to apply to the FCC for a modification of our satellite constellation license for the Coast Guard demonstration satellite, the quick-launch satellites and the next-generation satellites. In addition, because the FCC may not act on our application prior to the scheduled launch of the Coast Guard demonstration satellite, we may also have to seek STA to operate that satellite until the FCC acts on the underlying modification application. There can be no assurance that any such modification(s) will be granted on a timely basis, or at all. Finally, our business could be adversely affected by the adoption of new laws, policies or regulations, or changes in the interpretation or application of existing laws, policies and regulations that modify the present regulatory environment.

Our business would be harmed if our international licensees and country representatives fail to acquire and retain all necessary regulatory approvals.

Our business is affected by the regulatory authorities of the countries in which we operate. Due to foreign ownership restrictions in various jurisdictions around the world, obtaining local regulatory approval for operation of our system is the responsibility of our international licensees and/or country representatives in each of these licensed territories. In addition, in certain countries regulatory frameworks may be rudimentary or in an early stage of development, which can make it difficult or impossible to license and operate our system in such jurisdictions. There can be no assurance that our international licensees and/or country representatives will be successful in obtaining any additional approvals that may be desirable and, if they are not successful, we will be unable to provide service in such countries. Our inability to offer service in one or more important new markets, particularly in China or India, would have a negative impact on our ability to generate more revenue and would diminish our business prospects.

There are numerous risks inherent to our international operations that are beyond our control.

International telecommunications services are subject to country and region risks. Most of our coverage area and some of our subsidiaries are outside the Unites States. As a result, we are subject to certain risks on a country-by-country (or region-by-region) basis, including changes in domestic and foreign government regulations and telecommunications standards, licensing requirements, tariffs or taxes and other trade barriers, exchange controls, expropriation, and political and economic instability, including fluctuations in the value of foreign currencies which may make payment in U.S. dollars more expensive for foreign customers or payment in foreign currencies less valuable for us. Certain of these risks may be greater in developing countries or regions, where economic, political or diplomatic conditions may be significantly more volatile than those commonly experienced in the United States and other industrialized countries.

We do not currently maintain in-orbit insurance for our satellites.

We do not currently maintain in-orbit insurance coverage for our satellites to address the risk of potential systemic anomalies, failures or catastrophic events affecting the existing satellite constellation. We may obtain launch insurance for future launches of our U.S. Coast Guard demonstration, quick-launch and next-generation satellites. However, any determination as to whether we procure insurance, including in-orbit and launch insurance, will depend on a number of factors, including the availability of insurance in the market and the cost of available insurance. We may not be able to obtain insurance at reasonable costs. Even if we obtain insurance, it may not be sufficient to compensate us for the losses we may suffer due to applicable deductions and exclusions. If we experience significant uninsured losses, such events could have a material adverse impact on our business, financial condition and results of operations.

Risks Related to our Technology

We do not currently have back-up facilities for our network control center. In the event of a general failure at our network control center, our system will be disrupted and our operations will be harmed.

The core control segment of our system is housed at our network control center in Dulles, Virginia. We currently do not have back-up facilities for certain essential command and control functions that are performed by our network control center, and as a result, our system and business operations remain vulnerable to the possibility of a failure at our network control center. There would be a severe disruption to the functionality of our system in the event of a failure at our network control center. Although we plan to install a back-up network control center within the next year, there can be no assurance that we will be able to complete the installation on a timely basis or that such a back-up network would eliminate disruption to our system in the event of a failure.

New satellites are subject to launch failures, the occurrence of which can materially and adversely affect our operations.

Satellites are subject to certain risks related to failed launches. Launch failures result in significant delays in the deployment of satellites because of the need both to construct replacement satellites, and to obtain other launch opportunities. We intend to conduct satellite launches in the future both to replace existing satellites and to augment the existing constellation in order to expand the messaging capacity of our network and improve the service level of our network. Our intended launch of six quick-launch satellites in a single mission to supplement and ultimately replace our existing Plane A satellites is important to maintain adequate service levels and to provide additional capacity for future subscriber growth. A failure or delay of our quick-launch mission could materially adversely affect our business, financial condition and results of operations until a replacement launch can be conducted, which would be at least nine to twelve months later. Any launch failures of our next-generation satellites would result in delays of at least six to nine months until additional satellites under construction are completed and their launches are achieved. Such delays would have a negative impact on our future growth and would materially and adversely affect our business, financial condition and results of operations.

Our satellites have a limited operating life. If we are unable to deploy replacement satellites, our services will be harmed.

The majority of our first-generation satellites was placed into orbit beginning in 1997. The last of our first-generation satellites was launched in late 1999. Our first-generation satellites have an average operating life of approximately nine to twelve years. We plan to launch six quick-launch satellites by the end of 2007 to supplement and ultimately replace our existing Plane A satellites and to finance further development and an initial launch of our next-generation satellites in 2009. In addition to supplementing and replacing our first-generation satellites, these next-generation satellites would also expand the capacity of our communications system to meet forecasted demand as we grow our business. We anticipate using cash and cash equivalents on hand, the liquidation of our marketable securities and funds generated from operations to pay for costs relating to future satellites.

We are dependent on a limited number of suppliers to provide the payload, bus and launch vehicle for our quick-launch and next-generation satellites and any delay or disruption in the supply of these components and related services will adversely affect our ability to replenish our satellite constellation and adversely impact our business, financial condition and results of operations.

We recently entered into agreements with Orbital Sciences Corporation to supply us with the payloads of our six quick-launch satellites, and with OHB-System AG to supply the buses and related integration and launch services for these quick-launch satellites with options for two additional buses and related integration services. In addition, we will need to enter into arrangements with outside suppliers to provide us with the three different components for our next-generation satellites: the payload, bus and launch vehicle. Our reliance on these suppliers for their services involves significant risks and uncertainties, including whether our suppliers will provide an adequate supply of required components of sufficient quality, will charge the agreed upon prices for the components or will perform their obligations on a timely basis. If any of our suppliers becomes financially unstable, we may have to find a new supplier. There are a limited number of suppliers for communication satellite components and related services and the lead-time required to qualify a new supplier may take several months. There is no assurance that a new supplier will be found on a timely basis, or at all, if any one of our suppliers ceases to supply their services for our satellites.

If we do not find a replacement supplier on a timely basis, we may experience significant delays in the launch schedule of our quick-launch and next-generation satellites and incur additional costs to establish an alternative supplier. Any delay in our launch schedule could adversely affect our ability to provide communications services, particularly as the health of our current satellite constellation declines and we could lose current or prospective customers as a result of service interruptions. The loss of any of our satellite suppliers or delay in our launch schedule could have a material adverse effect on our business, financial condition and results of operations.

Once launched and properly deployed, our satellites are subject to significant operating risks due to various types of potential anomalies.

Satellites utilize highly complex technology and operate in the harsh environment of space and, accordingly, are subject to significant operational risks while in orbit. These risks include malfunctions, or “anomalies”, that may occur in our satellites. Some of the principal satellite anomalies include:

•	Mechanical failures due to manufacturing error or defect, including:

•	Mechanical failures that degrade the functionality of a satellite, such as the failure of solar array panel deployment mechanisms;

•	Antenna failures that degrade the communications capability of the satellite;

•	Circuit failures that reduce the power output of the solar array panels on the satellites;

•	Failure of the battery cells that power the payload and spacecraft operations during daily solar eclipse periods; and

•	Communications system failures that affect overall system capacity.

•	Equipment degradation during the satellite’s lifetime, including:

•	Degradation of the batteries’ ability to accept a full charge;

•	Degradation of solar array panels due to radiation; and

•	General degradation resulting from operating in the harsh space environment.

•	Deficiencies of control or communications software, including:

•	Failure of the charging algorithm that may damage the satellite’s batteries;

•	Problems with the communications and messaging servicing functions of the satellite; and

•	Limitations on the satellite’s digital signal processing capability that limit satellite communications capacity.

We have experienced, and may in the future experience, anomalies in some of the categories described above. The effects of these anomalies include, but are not limited to, degraded communications performance, reduced power available to the satellite in sunlight and/or eclipse, battery overcharging or undercharging and limitations on satellite communications capacity. Some of these effects may be increased during periods of greater message traffic and could result in our system requiring more than one attempt to send messages before they get through to our satellites. Although these effects do not result in lost messages, they could lead to increased messaging latencies for the end-user and reduced throughput for our system. While we have already implemented a number of system adjustments and have commenced enhancement projects to mitigate these effects and address these latency issues, and have plans to launch additional satellites which we expect will improve system performance and throughput, and increase overall system capacity, we cannot assure you that these actions will succeed or adequately address the effects of any anomalies in a timely manner or at all.

A total of 35 satellites were launched by ORBCOMM Global L.P. and of these, a total of 30 remain operational. The five satellites that are not operational experienced failures early in their lifetime, and the last mission-ending satellite failure affecting our system occurred in October 2000, prior to our acquisition of the satellite constellation. The absence of these five satellites slightly increases system latency and slightly decreases overall capacity, although these system performance decreases have not materially affected our business, as our business model already reflects the fact that we acquired only 30 operational satellites in 2001. While certain software deficiencies may be corrected remotely, most, if not all, of the satellite anomalies cannot be corrected once the satellites are placed in orbit. We may experience anomalies in the future, whether of the types described above or arising from the failure of other systems or components, and operational redundancy may not be available upon the occurrence of such an anomaly.

Technical or other difficulties with our gateway earth stations could harm our business.

Our system relies in part on the functionality of our gateway earth stations, some of which are owned and maintained by third parties. While we believe that the overall health of our gateway earth stations remains stable, we may experience technical difficulties or parts obsolescence with our gateway earth stations which may negatively impact service in the region covered by that gateway earth station. Certain problems with these gateway earth stations can reduce their availability and negatively impact the performance of our system in that region. For example, the owner of the Malaysian gateway earth station has been unable to raise sufficient capital to properly maintain this gateway earth station. We are also experiencing commercial disputes with the entities that own the gateway earth stations in Japan and Korea. In addition, due to regulatory and licensing constraints in certain countries in which we operate, we are unable to wholly-own or majority-own some of the gateway earth stations in our system located outside the United States. As a result of these ownership restrictions, we rely on third parties to own and operate some of these gateway earth stations. If our relationship with these third parties deteriorates or if these third parties are unable or unwilling to bear the cost of operating or maintaining the gateway earth stations, or if there are changes in the applicable domestic regulations that require us to give up any or all of our ownership interests in any of the gateway earth stations, our control over our system could be diminished and our business could be harmed.

Our system could fail to perform or perform at reduced levels of service because of technological malfunctions or deficiencies or events outside of our control which would seriously harm our business and reputation.

Our system is exposed to the risks inherent in a large-scale, complex telecommunications system employing advanced technology. Any disruption to our services, information systems or communication networks or those of third parties into which our network connects could result in the inability of our customers to receive our services for an indeterminate period of time. Satellite anomalies and other technical and operational deficiencies of our communications system described in this Annual Report on Form 10-K could result in system failures or reduced levels of service. In addition, certain components of our system are located in foreign countries, and as a result, are potentially subject to governmental, regulatory or other actions in such countries which could force us to limit the operations of, or completely shut down, components of our system, including gateway earth stations or subscriber communicators. Any disruption to our services or extended periods of reduced levels of service could cause us to lose customers or revenue, result in delays or cancellations of future implementations of our products and services, result in failure to attract customers or result in litigation, customer service or repair work that would involve substantial costs and distract management from operating our business. The failure of any of the diverse and dispersed elements of our system, including our satellites, our network control center, our gateway earth stations, our gateway control centers or our subscriber communicators, to function and coordinate as required could render our system unable to perform at the quality and capacity levels required for success. Any system failures or extended reduced levels of service could reduce our sales, increase costs or result in liability claims and seriously harm our business.

Risks Related to an Investment in our Common Stock

The trading price of our common stock maybe adversely affected market volatility

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

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock will continue to depend in part on the research and reports that securities or industry analysts publish about us or our business, including securities analysts employed by our underwriters who are currently prohibited under rules of the NASD from publishing research about us or our business for a limited period of time. If we do not continue to maintain adequate research coverage or if one or more of the analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline.

A significant portion of our outstanding common stock will soon be released from restrictions on resales and may be sold in the market in the near future. Future sales of shares by existing stockholders could cause our stock price to decline.

As of December 31, 2006, we had 36,923,715 shares of common stock outstanding. The 9,230,800 shares sold in our initial public offering are freely tradable without restriction or further registration under federal securities laws unless purchased by our affiliates. Approximately 75% shares of common stock held by our directors and executive officers and certain of our stockholders (and any shares purchased or acquired by them, whether pursuant to options or warrants to purchase common stock, restricted stock units or stock appreciation rights or otherwise, after our initial public offering) are subject to lock-up agreements with UBS Securities LLC and will be available for sale in the public market beginning 180 days after November 2, 2006, subject to extension under certain circumstances, assuming they have satisfied the one-year holding period under Rule 144 of the Securities Act of 1933, as amended, and will be subject to certain volume limitations under Rule 144. UBS Securities LLC and we may jointly waive the lock-up provisions. All other outstanding shares of common stock not sold in our initial public offering are subject to the lock-up agreements may be sold under Rule 144, subject to certain volume limitations, assuming they have satisfied the one-year holding period.

We are subject to anti-takeover provisions which could affect the price of our common stock.

Our amended and restated certificate of incorporation and our bylaws contain provisions that could make it difficult for a third party to acquire us without the consent of our board of directors. These provisions do not permit actions by our stockholders by written consent and require the approval of the holders of at least 66 2/3% of our outstanding common stock entitled to vote to amend certain provisions of our amended and restated certificate of incorporation and bylaws. In addition, these provisions include procedural requirements relating to stockholder meetings and stockholder proposals that could make stockholder actions more difficult. Our board of directors is classified into three classes of directors serving staggered, three-year terms and may be removed only for cause. Any vacancy on the board of directors may be filled only by the vote of the majority of directors then in office. Our board of directors have the right to issue preferred stock with rights senior to those of the common stock without stockholder approval, which could be used to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our board of directors. Delaware law also imposes some restrictions on mergers and other business combinations between us and any holder of 15% or more for our outstanding common stock. Although we believe these provisions provide for an opportunity to receive a higher bid by requiring potential acquirers to negotiate with our board of directors, these provisions apply even if the offer may be considered beneficial by some stockholders and may delay or prevent an acquisition of our company.

Item 1B.  Unresolved Staff Comments

None

Item 2.	Properties

We currently sublease approximately 7,000 square feet of office space in Fort Lee, New Jersey and lease approximately 25,000 square feet of office space in Dulles, Virginia. In addition, we currently own and operate six gateway earth stations at the following locations, four situated on owned real property and two on real property subject to long-term leases:

Gateway	Real Property Owned or Leased	Lease Expiration

St. John’s, Arizona	Owned	n/a
Arcade, New York	Owned	n/a
Curaçao, Netherlands Antilles	Owned	n/a
Rutherglen Vic, Australia	Owned	n/a
Ocilla, Georgia	Leased	March 12, 2013
East Wenatchee, Washington	Leased	May 4, 2008

We currently own or lease real property sufficient for our business operations, although we may need to own or lease additional real property in the future.

Item 3.	Legal Proceedings

Quake Global, Inc.

On February 24, 2005, Quake Global, Inc. filed a four-count action for damages and injunctive relief against ORBCOMM LLC, our wholly owned subsidiary, Stellar, and Delphi Corporation, in the U.S. District Court for the Central District of California, Western Division (the “Complaint”). The Complaint alleges antitrust violations, breach of contract, tortuous interference and improper exclusive dealing arrangements. Quake claims damages in excess of $15 million and seeks treble damages, costs and reasonable attorneys’ fees, unspecified compensatory damages, punitive damages, injunctive relief and that we be required to divest ourselves of the assets we had acquired from Stellar and reconstitute a new and effective competitor. On April 21, 2005, we filed a motion to dismiss or to compel arbitration and dismiss or stay the proceedings, which the District Court denied. On July 19, 2005, we and Stellar took an interlocutory appeal as of right to the Court of Appeals for the Ninth Circuit from the denial of our motion to dismiss. The appeal has been fully briefed and the parties are awaiting oral argument to be scheduled by the Ninth Circuit.

On December 6, 2005, we filed our answer and counterclaims to Quake’s Complaint. The parties are currently engaged in discovery; the discovery cut-off date is June 8, 2007. A pre-trial conference is scheduled for November 19, 2007, at which time a trial date will be set.

On December 21, 2006, we served a Notice of Default on Quake for its failure to pay past-due royalty fees. Under our Subscriber Communicator Manufacturing Agreement, Quake had 30 days to cure that default, but failed to do so. In addition, we demanded in this Notice of Default that Quake post security as required by the Subscriber Communicator Manufacturing Agreement, which Quake also failed to do. Accordingly, on January 30, 2007, we terminated our Subscriber Communicator Manufacturing Agreement with Quake. On February 12, 2007, Quake sought leave to file and serve a proposed supplemental complaint in the U.S. District Court for the Central District of California, alleging that the recent termination was a monopolizing and tortious act by the Company. On March 9, 2007, we filed an opposition to Quake’s motion to file a supplemental complaint, asserting that any dispute over the legality of the January 30 termination is subject to arbitration. Quake’s supplemental complaint is scheduled to be heard on April 9, 2007. In March 2007, we entered into an interim agreement with Quake for a term of two months for Quake to continue to supply Subscriber Communicators to our customers.

Separately, we served notices of default upon Quake in July and September 2005 and in June, August and December, 2006 under our Subscriber Communicator Manufacturing Agreement. On September 23, 2005, we commenced an arbitration with the American Arbitration Association seeking (1) a declaration that we have the right to terminate our Subscriber Communicator Manufacturing Agreement with Quake; (2) an injunction against Quake’s improperly using the fruits of contractually-prohibited non-segregated modem design and development efforts in products intended for use with the systems of our competitors; and (3) damages. Quake has filed an answer with counterclaims to our claims in the arbitration. As part of Quake’s counter claims, it claims damages of at least $50 million and seeks attorney fees and expenses incurred in connection with the arbitration. On August 28, 2006, we amended our statement of claims in the arbitration to add the claims identified in the June and August 2006 notices of default. On December 15, 2006 we amended our statement of claims in the arbitration to add the claims identified in the December 14, 2006 notice of default. On February 7, 2007, we sought leave to amend our statement of claims in the arbitration seeking a declaration that the Company’s exercise of its contractual termination right under the Subscriber Communicator Manufacturing Agreement was lawful and proper in all respects, including but not limited to under the terms of the Subscriber Communicator Manufacturing Agreement and the laws of the United States. On February 23, 2007, Quake filed its reply papers opposing such amended statement of claims. On March 10, 2007, the arbitration panel determined to allow us to amend our statement of claims in the arbitration seeking a declaration that our exercise of our contractual termination right under the Subscriber Communicator Manufacturing Agreement was proper as a contractual matter but declined jurisdiction as to antitrust issues related to such termination. The arbitration hearing is currently rescheduled for July 2007.

Separately, in connection with a pending legal action between Quake and Mobile Applitech, Inc, or MobiApps, relating to a RF application specific integrated circuit, or ASIC, developed pursuant to a Joint Development Agreement between Quake and MobiApps, Quake sent us a letter dated July 19, 2006 notifying us that we should not permit or facilitate MobiApps to market or sell subscriber communicators for use on our communications system or allow MobiApps’ subscriber communicators to be activated on our communications system and that failure to cease and desist from the foregoing actions may subject us to legal liability and allow Quake to seek equitable and monetary relief. On August 4, 2006, our ORBCOMM LLC subsidiary filed a motion to intervene in the pending action between Quake and MobiApps in the U.S. District Court for the District of Maryland (Greenbelt Division) seeking a declaration as to (1) whether MobiApps has the right to use the ASIC product in subscriber communicators it manufactures for use on our communications system, and (2) whether we can permit or facilitate MobiApps to market or sell subscriber communicators using the ASIC product for our communications system and/or allow such subscriber communicators to be activated on our communications system. On August 7, 2006, the Maryland District Court transferred that action to the U.S. District Court for the Southern District of California. On October 20, 2006, ORBCOMM moved to intervene in the Southern District of California action and filed a Complaint-In-Intervention therein, seeking the relief it had requested in the Maryland District Court. ORBCOMM’s Motion to Intervene was granted on January 4, 2007. Under the terms of our agreement with MobiApps, we will be indemnified for our expenses incurred in connection with this action related to the alleged violations of Quake’s proprietary rights. On February 15, 2007, Quake filed its answer to the Complaint-In-Intervention and counterclaims against intervenor ORBCOMM, alleging that ORBCOMM interfered with Quake’s contractual relations and conspired with MobiApps to misappropriate Quake’s proprietary information. ORBCOMM LLC has sent notice to Quake’s counsel that ORBCOMM LLC believes the assertion of these counterclaims violates Rule 11 of the Federal Rules of Civil Procedure.

ORBCOMM Asia Limited

On September 30, 2005, ORBCOMM Asia Limited, or OAL, delivered to us, ORBCOMM Holdings LLC, ORBCOMM LLC, Jerome Eisenberg, our Chairman of the Board, Chief Executive Officer and President, and Don Franco, a former officer of ours, a written notice of its intention to arbitrate certain claims of breach of contract and constructive fraud related to the Memorandum of Understanding dated May 8, 2001 and seeking an award of $3.2 million in actual and compensatory damages and $5 million in punitive damages and an award of damages for lost profits in an amount to be established. We believe OAL is approximately 90% owned by Gene Hyung-Jin Song, who is also a stockholder of ours. On October 13, 2005, we, ORBCOMM Holdings LLC, ORBCOMM LLC, Jerome Eisenberg and Don Franco received notification from the International Centre for Dispute Resolution, a division of the American Arbitration Association, that it had received the demand for arbitration from OAL. On October 19, 2005, ORBCOMM Inc., ORBCOMM Holdings LLC, ORBCOMM LLC, Jerome Eisenberg and Don Franco filed a petition, by order to show cause, in New York Supreme Court seeking a stay of the arbitration as to all parties other than OAL and ORBCOMM LLC on the ground that those parties were not signatories to the Memorandum of Understanding which contains the arbitration provision upon which the arbitration was based and which provides for final and binding arbitration. By order dated January 31, 2006, the Supreme Court of the State of New York permanently stayed the arbitration as to all parties other than ORBCOMM LLC and OAL. The arbitration hearing on the claims between OAL and ORBCOMM LLC was held on June 8, 2006.

On June 30, 2006, the arbitration panel entered an award denying OAL’s claims in their entirety and awarding ORBCOMM LLC attorneys’ fees and costs of approximately $250,000. On August 9, 2006, OAL made partial payment of the award in the amount of $120,000 and on December 4, 2006, OAL paid the remaining balance.

We are subject to various other claims and assessments in the normal course of our business. While it is not possible at this time to predict the outcome of the litigation discussed above with certainty and while some lawsuits, claims or proceedings may be disposed of unfavorably to us, based on its evaluation of matters which are pending or asserted our management believes the disposition of such matters will not have a material adverse effect on our business, financial condition or results of operations. An unfavorable ruling could include money damages or injunctive relief. There is the possibility of a material adverse impact on the results of operations of the period in which the matter is ultimately resolved, if it is resolved unfavorably, or in the period in which an unfavorable outcome becomes probable and reasonably estimable.

Item 4.	Submission of Matters to Vote of Security Holders

a)	In October 2006, in connection with our initial public offering, stockholders acted by written consent in lieu of a special meeting of the stockholders to approve the following matters:

1)	A 2-for-3 reverse stock split applicable to all issued and outstanding shares of our common stock as well as the conversion ratios of our Series A and Series B preferred stock.

2)	The adoption upon completion of our initial public offering of the Amended and Restated Certificate of Incorporation, which among other things, (i) increases the number of authorized shares of our common stock to 250,000,000, (ii) authorizes up to 50,000,000 shares of preferred stock, with such rights and preferences as may be designated by our Board of Directors without further action by our stockholders, (iii) provides for a classified board of directors, (iv) eliminates the ability of stockholders to take action by written consent or call special meetings of stockholders and (v) provides for a supermajority requirement for stockholders to amend specified provisions of our certificate of incorporation and bylaws.

b)	In October 2006, in connection with our initial public offering, our Series B preferred stockholders acted by written consent in lieu of a special meeting of the stockholders to approve the automatic conversion of the Series B preferred stock into shares of common stock, upon the closing of our initial public offering at an initial public offering price per share of not less than $11.00.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price of our Common Stock

Our common stock has traded on The Nasdaq Global Market under the symbol “ORBC” since our initial public offering on November 3, 2006. Prior to that time, there was no public market for our common stock.

The following sets forth the high and low closing bid price of our common stock, as reported on The Nasdaq Global Market:

	High	Low

2006:
Fourth Quarter (beginning on November 3, 2006)	$11.10	$7.03

As of March 19, 2007 there were 121 holders of record of our common stock.

Initial Public Offering and Use of Proceeds from Sales of Registered Securities

On November 8, 2006, we closed our initial public offering of 9,230,800 shares of common stock at a price of $11.00 per share. The offer and sale of all of the shares in the offering were registered under the Securities Act of 1933, as amended, pursuant to a registration statement on Form S-1, as amended (Registration No. 333-134088), which was declared effective by the SEC on November 2, 2006. The managing underwriters of this offering were UBS Securities LLC, Morgan Stanley & Co. Incorporated, Banc of America Securities LLC and Cowen and Company, LLC. There were no selling stockholders in the offering.

As a result of the initial public offering, we received net proceeds of approximately $89.5 million after deducting underwriters’ discounts and commissions of $7.1 million and offering costs of $4.3 million. From the net proceeds we paid accumulated and unpaid dividends to the holders of Series B preferred stock totaling $7.5 million, a $3.6 million contingent purchase price payment relating to the acquisition of our interest in Satcom International Group plc. (the “Satcom Transaction”) and $10.1 million to the holders of Series B preferred stock in connection with obtaining consents required to convert the Series B preferred stock into common stock. Of the $3.6 million payment relating to the Satcom Transaction, we paid $1.5 million to Mr. Jerome Eisenberg, our Chairman and Chief Executive Officer, who owned approximately 11.1% of our common stock immediately prior to our initial public offering and $2.1 million to the Estate of Don Franco, which owned approximately 23.2% of our common stock immediately prior to our initial public offering. Of the $10.1 million payment to the holders of Series B preferred stock, we paid $4.4 million to PCG Satellite Investments LLC, which owned approximately 19.0% of our Series B preferred stock immediately prior to our initial public offering and we paid $1.6 million to Ridgewood Satellite LLC, which owned approximately 15.6% of our Series B preferred stock immediately prior to our initial public offering. In addition, upon completion of the initial public offering, all outstanding shares of Series A and B preferred stock automatically converted into an aggregate of 21,383,318 shares of common stock. We intend to use the remaining net proceeds from our initial public offering to provide working capital and fund capital expenditures, primarily related to the deployment of additional satellites, which will be comprised of our quick-launch and next-generation satellites. As of December 31, 2006, we had not used any of the net proceeds for such purposes. Pending such uses, we are investing the net proceeds in short-term interest bearing cash equivalents and floating rate redeemable municipal debt securities.

Sales of Unregistered Securities

During the year ended December 31, 2006, we issued an aggregate of 619,580 shares of common stock upon the exercise of warrants to purchase common stock at a per share exercise prices ranging from $2.33 to $4.26. We received aggregate gross proceeds of $1,547,327 from the exercise of these warrants.

Dividend Payments

Common stock:  We have never declared or paid cash dividends on shares of our common stock.

Series A preferred stock:  Pursuant to the terms of our Series A preferred stock, upon the issuance of the Series B preferred stock in December 2005, we paid all accumulated and unpaid dividends totaling $8.0 million to the holders of the Series A preferred stock in January 2006.

Series B preferred stock:  Pursuant to the terms of our Series B preferred stock, accumulated and unpaid dividends on the Series B preferred stock become payable in cash upon the conversion of the Series B preferred stock into common stock upon completion of an initial public offering at a price of not less then $12.78 per share. On October 12, 2006, we obtained written consents of holders who collectively held in excess of two-thirds of the Series B preferred stock, to the automatic conversion of the Series B preferred stock into shares of common stock, upon the closing of an initial public offering at a price per share of not less than $11.00. In consideration for the holders of the Series B preferred stock providing their consents, we agreed to make a contingent payment to all of the holders of the Series B preferred stock if the price per share of the initial public offering was between $11.00 and $12.49 per share, determined as follows: (i) 12,014,227 (the number of shares of our common stock into which all of the shares of the Series B preferred stock convert at the current conversion price) multiplied by (ii) the difference between (a) $6.045 and (b) the quotient of (I) the initial public offering price divided by (II) 2.114. On November 8, 2006, we closed our initial public offering at a price of $11.00 per share and paid accumulated and unpaid dividends totaling $7.5 million to the holders of the Series B preferred stock and $10.1 million to the holders of Series B preferred stock in connection with obtaining consents required for the conversion of the Series B preferred stock into our common stock.

We did not make any dividend payments in 2005 on our Series A and Series B preferred stock.

Dividend Policy

Our board of directors currently intends to retain all available funds and future earnings to support operations and to finance the growth and development of our business and does not intend to pay cash dividends on our common stock for the foreseeable future. Our board of directors may, from time to time, examine our dividend policy and may, in its absolute discretion, change such policy.

Securities Authorized for Issuance under Equity Compensation Plans

Reference is made to “Equity Compensation Plan,” in our 2007 Proxy Statement which information is hereby incorporated by reference.

Stock Performance Graph

The graph set forth below compares the cumulative total shareholder return on our common stock between November 3, 2006 (the date of our initial public offering) and February 28, 2007, with the cumulative total result of (i) the Russell 2000 Index and (ii) the NASDAQ Telecommunications Index, over the same period. This graph assumes the investment of $100 on November 3, 2006 in our common stock, the Russell 2000 Index and the NASDAQ Telecommunications Index, and assumes the reinvestment of dividends, if any. The graph assumes the initial value of our common stock on November 3, 2006 was the closing sales price of $7.75 per share.

The comparisons shown in the graph below are based on historical data. We caution that the stock price performance show in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock. Information used in the graph was obtained from Research Data Group, a source believed to be reliable, but we are not responsible for any errors or omissions in such information.

COMPARISON OF 4 MONTH CUMULATIVE TOTAL RETURN
Among ORBCOMM Inc., The Russell 2000 Index
And The NASDAQ Telecommunications Index

	11/3/06	12/29/06	2/28/07
ORBCOMM Inc.	$100.00	$113.81	$166.19
Russell 2000	100.00	102.97	103.87
NASDAQ Telecommunications	100.00	108.78	108.32

Item 6.	Selected Consolidated Financial Data

The following selected consolidated financial data should be read together with the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes which are included elsewhere in this Annual Report on Form 10-K. We have derived the consolidated statement of operations data for the years ended December 31, 2006, 2005 and 2004 and the consolidated balance sheet data as of December 31, 2006 and 2005 from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. We have derived the consolidated statement of operations data for the years ended December 31, 2003 and 2002 and the consolidated balance sheet data as of December 31, 2004, 2003 and 2002 from our audited consolidated financial statements, which are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of future results of operations.

	Years Ended December 31,
Consolidated Statement of Operations Data:	2006(1)	2005	2004	2003	2002
	(In thousands, except per share data)

Service revenues	$11,561	$7,804	$6,479	$5,143	$3,083
Product sales	12,959	7,723	4,387	1,938	185

Total revenues	24,520	15,527	10,866	7,081	3,268

Costs and expenses:
Costs of services	8,714	6,223	5,884	6,102	6,812
Costs of product sales	12,092	6,459	4,921	1,833	96
Selling, general and administrative	15,731	9,344	8,646	6,577	5,792
Product development	1,814	1,341	778	546	439

Total costs and expenses	38,351	23,367	20,229	15,058	13,139

Loss from operations	(13,831)	(7,840)	(9,363)	(7,977)	(9,871)
Other income (expense), net	2,616	(1,258)	(3,026)	(5,340)	(913)

Loss before extraordinary gain	(11,215)	(9,098)	(12,389)	(13,317)	(10,784)
Extraordinary gain on extinguishment of debt	—	—	—	—	5,927

Net loss	$(11,215)	$(9,098)	$(12,389)	$(13,317)	$(4,857)

Net loss applicable to common shares(2)	$(29,646)	$(14,248)	$(14,535)

Net loss per common share:
Basic and diluted	$(2.80)	$(2.51)	$(2.57)
Weighted average common shares outstanding:
Basic and diluted	10,601	5,683	5,658

	As of December 31,
Consolidated Balance Sheet Data:	2006(1)	2005	2004	2003	2002
	(In thousands)

Cash and cash equivalents	$62,139	$68,663	$3,316	$78	$166
Marketable securities	38,850	—	—	—	—
Working capital (deficit)	100,887	65,285	8,416	(19,389)	(5,461)
Satellite network and other equipment, net	29,131	7,787	5,243	3,263	4,354
Intangible assets, net	7,058	4,375	317	—	—
Total assets	148,093	89,316	20,888	7,198	6,701
Notes payable	—	—	—	12,107	3,699
Note payable — related party	879	594	—	—	—
Convertible redeemable preferred stock	—	112,221	38,588	—	—
Stockholders’ equity (deficit) (membership interests)	128,712	(42,654)	(28,833)	(15,547)	(4,730)

(1)	On November 8, 2006, we completed our initial public offering of 9,230,800 shares of common stock at a price of $11.00 per share. After deducting underwriting discounts and commissions and offering expenses we received proceeds of approximately $89.5 million. From these net proceeds we paid accumulated and unpaid dividends totaling $7.5 million to the holders of Series B preferred stock, a $3.6 million contingent purchase price payment relating to the acquisition of our interest in Satcom International Group plc and $10.1 million to the holders of Series B preferred stock in connection with obtaining consents required for the conversion of the Series B preferred stock into common stock. All outstanding shares of Series A and B preferred stock automatically converted into 21,383,318 shares of common stock.

(2)	The net loss applicable to common shares for the year ended December 31, 2004 is based on our net loss for the period from February 17, 2004, the date on which the members of ORBCOMM LLC contributed all of their outstanding membership interests in exchange for shares of our common stock, through December 31, 2004. Net loss attributable to the period from January 1, 2004 to February 16, 2004 (prior to the Company becoming a corporation and issuing its common shares), has been excluded from the net loss applicable to common shares. As a result, net loss per common share for 2004 is not comparable to net loss per common share for 2006 and 2005.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and Notes which appear elsewhere in this Annual Report on Form 10-K. This discussion contains forward- looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated in these forward- looking statements as a result of various factors, including those set forth in Part I, Item 1A. “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Organization

ORBCOMM LLC was organized as a Delaware limited liability company on April 4, 2001 and on April 23, 2001, we acquired substantially all of the non-cash assets and assumed certain liabilities of ORBCOMM Global L.P. and its subsidiaries, which had filed for relief under Chapter 11 of the U.S. Bankruptcy Code. The assets acquired from ORBCOMM Global L.P. and its subsidiaries consisted principally of the in-orbit satellites and supporting U.S. ground infrastructure equipment that we own today. At the same time, ORBCOMM LLC also acquired the FCC licenses required to own and operate the communications system from a subsidiary of Orbital Sciences Corporation, which was not in bankruptcy, in a related transaction. Prior to April 23, 2001, ORBCOMM LLC did not have any operating activities. We were formed as a Delaware corporation in October 2003 and on February 17, 2004, the members of ORBCOMM LLC contributed all of their outstanding membership interests in ORBCOMM LLC to us in exchange for shares of our common stock, representing ownership interests in us equal in proportion to their prior ownership interest in ORBCOMM LLC. As a result of, and immediately following the contribution,

ORBCOMM LLC became a wholly owned subsidiary of ours. We continued the historical business, operations and management of ORBCOMM LLC. We refer to this transaction as the “Reorganization”. Prior to February 17, 2004, we did not have any operating activities.

Overview

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

We believe that the most important factor for our success is the addition of billable subscriber communicators (subscriber communicators activated and currently billing or expected to be billing within 30 to 90 days) on our system. We are focused on increasing our market share of customers with the potential for a high number of connections with lower usage applications. We believe that the service revenues associated with additional billable subscriber communicators on our communications system will more than offset the negligible incremental cost of adding such subscriber communicators to our system and, as a result, positively impact our results of operations. During the year ended December 31, 2006, we added approximately 112,000 net billable subscriber communicators on our communications system compared to approximately 38,000 net billable subscriber communicators added during the year ended December 31, 2005, an increase of approximately 196.2%. As of December 31, 2006, we had approximately 225,000 billable subscriber communicators on our communications system as compared to approximately 113,000 as of December 31, 2005, an increase of approximately 99.1%.

2006 Highlights

The following sets forth certain developments in our business during 2006:

•	On November 8, 2006, we closed our initial public offering in which we sold 9,230,800 shares of common stock at a price of $11.00 per share and all outstanding shares of our Series A and Series B preferred stock automatically converted into an aggregate of 21,383,318 shares of common stock;

•	On October 10, 2006, our Stellar subsidiary entered into an agreement with GE Asset Intelligence, LLC, or AI, a subsidiary of GE Equipment Services, to supply up to 412,000 units of in-production and future models of Stellar’s subscriber communicators from August 1, 2006 through December 31, 2009 to support AI’s applications utilizing our M2M data communications system. Of the total volume level under the agreement, 270,000 units are non-cancelable except under specified early termination provisions of the agreement. The overall contract value at the full volume level would be approximately $57.0 million, subject to adjustment for additional engineering work, substitution of subscriber communicator models or other modifications pursuant to the terms of the agreement, and excludes any service revenues that we may derive from the activation and use of these subscriber communicators on our M2M data communications system under our separate pre-existing reseller agreement with AI;

•	On September 20, 2006, Volvo Trucks North America announced that it will make its Volvo Link Sentry monitoring application, which utilizes our M2M data communications system, standard for all Volvo trucks with its US’07 engines, which are expected to go on sale beginning in the first quarter of 2007;

•	On June 5, 2006, we entered into an agreement with OHB-System AG to supply the buses and related integration and launch services for our six quick-launch satellites, with options for two additional satellite buses and related integration services. The price for the six satellite buses and related integration and launch services is $20 million, or up to a total of $24.2 million if the options for the two additional satellite buses and related integration services are exercised on or before June 5, 2007, subject to certain price adjustments for late penalties and on-time or early delivery incentives. In addition, under the agreement, OHB-System AG will provide preliminary services relating to the development, demonstration and launch of our next-generation satellites at a cost of $1.35 million;

•	On April 21, 2006, we entered into an agreement with Orbital Sciences Corporation to supply us with the payloads for our six quick-launch satellites. The price for the payloads is $17 million, subject to price adjustments for late penalties and on-time or early delivery incentives;

•	On April 7, 2006, Hitachi Construction Machinery Co., Ltd. entered into an IVAR agreement with us to support Hitachi’s newly launched Global e-Service Business, making it the fourth major heavy equipment OEM to choose us for data communications;

•	On March 14, 2006, the Trailer Fleet Services and Asset Intelligence divisions of GE Equipment Services announced an agreement under which GE Equipment Services will supply Wal-Mart Stores, Inc. with trailer tracking technology for its fleet of 46,000 over-the-road trailers using our M2M data communications system and

•	In November and December 2005 and January 2006, we completed our Series B preferred stock financing totaling $72.5 million led by Pacific Corporate Group (PCG), which funded $30 million. New investors, in addition to PCG, included investment firms MH Equity Investors and Torch Hill Capital. Several existing investors also participated in these financings, including Ridgewood Capital, OHB Technology A.G., Northwood Ventures LLC and our senior management. In January 2006, we paid all accumulated and unpaid dividends on our Series A preferred stock, totaling $8.0 million, of which $1.3 million was reinvested by holders of our Series A preferred stock in shares of our Series B preferred stock financing. All of our outstanding preferred stock was converted to common stock upon completion of our IPO.

EBITDA

EBITDA is defined as earnings before interest income (expense), provision for income taxes and depreciation and amortization. We believe EBITDA is useful to our management and investors in evaluating our operating performance because it is one of the primary measures used by us to evaluate the economic productivity of our operations, including our ability to obtain and maintain our customers, our ability to operate our business effectively, the efficiency of our employees and the profitability associated with their performance; it also helps our management and investors to meaningfully evaluate and compare the results of our operations from period to period on a consistent basis by removing the impact of our financing transactions and the depreciation and amortization impact of capital investments from our operating results. In addition, our management uses EBITDA in presentations to our board of directors to enable it to have the same measurement of operating performance used by management and for planning purposes, including the preparation of our annual operating budget.

EBITDA is not a performance measure calculated in accordance with accounting principles generally accepted in the United States, or GAAP. While we consider EBITDA to be an important measure of operating performance, it should be considered in addition to, and not as a substitute for, or superior to, net loss or other measures of financial performance prepared in accordance with GAAP and may be different than EBITDA measures presented by other companies.

The following table reconciles our net loss to EBITDA for the periods shown:

	Years ended December 31,
	(In thousands)
	2006	2005	2004

Net loss	$(11,215)	$(9,098)	$(12,389)
Interest income	(2,582)	(66)	(49)
Other income	—	—	—
Interest expense(a)	237	308	1,318
Depreciation and amortization	2,373	1,982	1,480

EBITDA	$(11,187)	$(6,874)	$(9,640)

(a)	Includes amortization of deferred debt issuance costs and debt discount of approximately $0, $31, $722, for the years 2006, 2005 and 2004, respectively.

EBITDA in 2006 decreased by $4.3 million over 2005. This decrease was due to an increase in operating expenses of $9.3 million to support the growth of the business, which was partially offset by higher net service revenues of $3.8 million and a higher gross profit from product sales of $1.4 million. Operating expenses increased due to an increase in staffing as we prepared to become a public company, an increase in stock-based compensation of $3.7 million resulting from the granting of restricted stock units and stock appreciation rights in October 2006, litigation expenses and consulting fees related to preparing for compliance with Section 404 of the Sarbanes-Oxley Act.

EBITDA in 2005 improved by $2.8 million over 2004. This improvement in 2005 occurred despite significant spending that did not exist in 2004 for litigation ($1.0 million), product development to develop the improved DS 300 and DS 100 subscriber communicators ($0.5 million), and additional costs to expand accounting and other administrative function ($0.3 million) as we prepared for operating as a public company.

We expect negative EBITDA to continue in 2007.

Revenues

We derive product revenues primarily from sales of subscriber communicators to our resellers (i.e., our VARs, IVARs, international licensees and country representatives) and direct customers, as well as other products, such as subscriber communicator peripherals (antennas, cables and connector kits), and in 2006 and 2005 we recognized revenues upon the installation of a gateway earth station sold pursuant to a contract entered into in 2003. We derive service revenues from our resellers and direct customers from utilization of subscriber communicators on our communications system. These service revenues generally consist of a one-time activation fee for each subscriber communicator activated for use on our communications system and monthly usage fees. Usage fees that we charge our customers are based upon the number, size and frequency of data transmitted by the customer and the overall number of subscriber communicators activated by each customer. Revenues for usage fees from currently billing subscriber communicator units are recognized on an accrual basis, as services are rendered, or on a cash basis, if collection from the customer is not reasonably assured at the time the service is provided. Usage fees charged to our resellers and direct customers are charged primarily at wholesale rates based on the overall number of subscriber communicators activated by them and the total amount of data transmitted by their customers. For one international licensee customer, we charge usage fees as a percentage of the international licensee’s revenues. Service revenues also include royalties paid by subscriber communicator manufacturers and fees from professional and administrative services.

During 2004, we entered into an agreement with the U.S. Coast Guard, to design, develop, launch and operate a single satellite in connection with the Concept Validation Project. Under the terms of the agreement, title to the demonstration satellite remains with us, however the U.S. Coast Guard will be granted a non-exclusive, royalty free license to use the designs, processes and procedures developed under the contract in connection with any of our future satellites that are AIS-enabled. We are permitted under the agreement, and intend, to use the Coast Guard demonstration satellite to provide services to other customers, subject to receipt of a modification of our current license or special temporary authority from the FCC. The agreement also provides for post-launch maintenance and AIS data transmission services to be provided by us to the U.S. Coast Guard for an initial term of 14 months. At its option, the U.S. Coast Guard may elect to receive maintenance and AIS data transmission services for up to an additional 18 months subsequent to the initial term. The deliverables under the agreement do not qualify as separate units of accounting and as a result, revenues from the agreement will be recognized ratably commencing upon the launch of the demonstration satellite (expected in 2007) over the expected life of the customer relationship.

We do not expect our historical revenue mix to be indicative of our future revenue. As the number of billable subscriber communicators activated for use on our communications system increases, we expect service revenues to become our most significant revenue component, followed by revenues from sales of subscriber communicators and other equipment, and fees from professional services. We define billable subscriber communicators as subscriber communicators activated and currently billing (which excludes pre-bill units and includes units which are accounted for on a cash basis) or expected to be billing within 30 to 90 days. Our pre-bill units consist of subscriber communicators activated at the customer’s request for testing prior to putting the units into actual service.

Operating expenses

We own and operate a 30-satellite constellation, six of the fourteen gateway earth stations and two of the five gateway control centers. Satellite-based communications systems are typically characterized by high initial capital expenditures and relatively low marginal costs for providing service. Because we acquired substantially all of our existing satellite and network assets from ORBCOMM Global L.P. for a fraction of their original cost in a bankruptcy court-approved sale, we benefit from lower amortization of capital costs than if the assets were acquired at ORBCOMM Global L.P.’s original cost. We plan on the construction and deployment of additional satellites. This increased equipment cost, reflected at full value, along with our planned acquisition of additional gateway earth stations and gateway control centers will cause our depreciation expense, a component of cost of services, to increase relative to the depreciation of our current communications system. Other than this increased depreciation, the marginal cost to operate our communications system is relatively low.

We currently depreciate our satellite system over approximately five years, the estimated remaining life of our current communications system at the time of its acquisition in 2001. Our current satellites became fully depreciated during the fourth quarter of 2006. However, since 2002, we have implemented several operational changes and software demonstration updates which we believe may extend the operational lives of our current satellite fleet by an average of 1.5 to 2.5 years beyond this time. We currently anticipate that when additional satellites are placed into service, they will be depreciated over up to ten years (other than the Coast Guard demonstration satellite which will be depreciated over six years), representing the estimated operational lives of the satellites.

We incur engineering expenses associated with the operation of our communications system and the development and support of new applications, as well as sales, marketing and administrative expenses related to the operation of our business. Our largest recurring expenses are costs associated with our employees. Over the next several years, we expect to increase headcount from 99 employees as of December 31, 2006 to approximately 145 employees by 2010.

Capital expenditures

The majority of our current fleet of satellites was put in service in the late 1990s and has an estimated operating life of approximately nine to twelve years. We plan to launch additional satellites to supplement and ultimately replace our current fleet in order to continue to provide our communications services in the future. For the year ended 2006 we spent $22.4 million on capital expenditures, of which $1.4 million was for the Coast Guard demonstration satellite and $17.4 million was for the quick-launch and next-generation satellites. For the years ended 2005 and 2004 we spent, $4.1 million and $2.5 million, respectively, on capital expenditures, of which, $3.5 million and $1.7 million, respectively, were for the Coast Guard demonstration satellite.

Our current intention is to replenish our constellation in a number of phases. First, we are under contract with the U.S. Coast Guard to conduct a demonstration test to validate the ability of an ORBCOMM satellite to receive AIS signals from marine vessels over 300 tons. The satellite is in the final integration and test phase, with a launch expected to occur during 2007. Second, we intend to launch six “quick-launch” satellites by the end of 2007 to supplement our Plane A satellites with satellites with slightly upgraded communication capability compared to our current first generation satellites. Finally, we intend to launch next-generation satellites with increased communications capabilities in 2009. We have started the procurement activities for the next-generation satellites and are planning to award the next-generation satellite and launch services contract in 2007.

As a result, through a series of up to five launches, we intend to replenish the existing constellation of satellites, which depending on the capabilities of the replacement satellites, may require fewer satellites than we currently have. Flexibility in the number of satellites per launch, the number of satellites inserted into each plane and target plane will allow us to modify our plans within just a few months before launch. In addition, we intend to require our satellite manufacturers to include options for additional satellites that can be launched on an accelerated schedule if the market demands such an increase or if lower latencies are required or to mitigate a launch failure.

Since 2002, we have implemented several operational changes and software demonstration updates which we believe may extend the operational lives of our current satellite fleet by an average of 1.5 to 2.5 years. The expected replacement launch dates for our current satellite fleet begin in 2007 and extend until through 2010. As a result, we have flexibility with respect to the future deployment of replacement satellites, providing us with more control over the timing of our capital investments in our next-generation of satellites, including the ability to accelerate or delay the timing of capital expenditures contemplated by our capital plan, as described above.

Critical Accounting Policies and Estimates

Our discussion and analysis of our results of operations, liquidity and capital resources are based on our consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, costs of revenues, accounts receivable, satellite network and other equipment, capitalized development costs, intangible assets, debt issuance costs and debt discount, convertible redeemable preferred stock, valuation of deferred tax assets and the value of securities underlying stock-based compensation. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from our estimates and could have a significant adverse effect on our results of operations and financial position. We believe the following critical accounting policies affect our more significant estimates and judgments in the preparation of our consolidated financial statements.

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

Revenues generated from the sale of subscriber communicators and other products are either recognized when the products are shipped or when customers accept the products, depending on the specific contractual terms. Sales of subscriber communicators and other products are not subject to return and title and risk of loss pass to the customer at the time of shipment. Sales of subscriber communicators are primarily to VARs and IVARs and are not bundled with service arrangements. Revenues from sales of gateway earth stations and related products are recognized only upon customer acceptance following installation. Revenues from the activation of subscriber communicators are initially recorded as deferred revenues and are, thereafter, recognized ratably over the term of the agreement with the customer, generally three years. Revenues generated from monthly usage and administrative fees and engineering services are recognized when the services are rendered. Upfront payments for manufacturing license fees are initially recorded as deferred revenues and are recognized ratably over the term of the agreements, generally ten years. Revenues generated from royalties under our subscriber communicator manufacturing agreements are recognized when we issue to a third party manufacturer upon request a unique serial number to be assigned to each unit manufactured by such third party manufacturer.

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

Under our agreement with the U.S. Coast Guard with respect to the Concept Validation Project and related services described under “— Overview — Revenues”, the deliverables do not qualify as separate units of accounting and as a result, revenues from the agreement will be recognized ratably commencing upon the launch of the demonstration satellite (expected in 2007) over the expected life of the customer relationship.

We, on occasion, issue options to purchase our equity securities or the equity securities of our subsidiaries, or issue shares of our common stock as an incentive in soliciting sales commitments from our customers. The grant date fair value of such equity instruments is recorded as a reduction of revenues on a pro-rata basis as products or services are delivered under the sales arrangement.

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

Accounts receivable

Accounts receivable are due in accordance with payment terms included in our negotiated contracts. Amounts due are stated net of an allowance for doubtful accounts. Accounts that are outstanding longer than the contractual payment terms are considered past due. We make ongoing assumptions and judgments relating to the collectibility of our accounts receivable to determine our required allowances based on a number of factors such as the age of the receivable, credit history of the customer, historical experience and current economic conditions that may affect a customer’s ability to pay. Past experience may not be indicative of future collections; as a result, allowances for doubtful accounts may deviate from our estimates as a percentage of accounts receivable and sales.

Satellite network and other equipment

Satellite network and other equipment are stated at cost, less accumulated depreciation and amortization. We use judgment to determine the useful life of our satellite network based on the estimated operational life of the satellites and periodic reviews of engineering data relating to the operation and performance of our satellite network.

Satellite network includes the costs of our constellation of satellites, and the ground and control segments, which consists of gateway earth stations, gateway control centers and the network control center (the “Ground Segment”).

Assets under construction primarily consists of costs relating to the design, development and launch of the Coast Guard demonstration satellite, payload, bus and launch procurement agreements for our quick-launch satellites and upgrades to our infrastructure and Ground Segment. Once these assets are place in service they will be transferred to satellite network and other equipment and then depreciation and amortization will be recognized using the straight-line method over the estimated lives of the assets. No depreciation has been charged on these assets as of December 31, 2006.

Long-lived assets

We evaluate long-lived assets, including license rights, under the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. In connection with this review, we reevaluate the periods of depreciation and amortization. We recognize an impairment loss when the sum of the future undiscounted net cash flows expected to be realized from the asset is less than its carrying amount. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value, which is determined using the projected discounted future net cash flows. We measure fair value by discounting estimated future net cash flows using an appropriate discount rate. Considerable judgment by the Company is necessary to estimate the fair value of the assets and accordingly, actual results could vary significantly from such estimates. Our most significant estimates and judgments relating to the long-lived asset impairments include the timing and amount of projected future cash flows and the discount rate selected to measure the risks inherent in future cash flows.

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

Debt issuance costs and debt discount

We account for the intrinsic value of beneficial conversion rights arising from the issuance of convertible debt instruments with conversion rights that are “in-the-money” at the commitment date pursuant to Emerging Issues Task Force (“EITF”) Issue No. 98-5 and EITF Issue No. 00-27. The value is based on the relative fair value of the detachable convertible instrument and the associated debt, is allocated to additional paid-in-capital (or members’

deficiency prior to the Reorganization) and recorded as a reduction in the carrying value of the related debt. The intrinsic value of beneficial conversion rights is amortized to interest expense from the issuance date through the earliest date the underlying debt instrument can be converted using the effective interest method.

Warrants issued in connection with debt financing agreements are valued using the relative fair value method and allocated to additional paid-in capital (or members’ deficiency prior to the Reorganization) and recorded as a reduction in the carrying value of the related debt. This discount is amortized to interest expense using the effective interest method from the issuance date through the term of the related loan.

If debt is repaid, or converted to preferred or common stock, prior to the full amortization of the related issuance costs, beneficial conversion rights or debt discount, the remaining balance of such items is recorded as a loss on extinguishment of debt.

We estimate the fair value of warrants relating to debt issuances using judgments and estimates involving; (1) volatility, based on a peer group analysis, (2) the estimated value of our common stock on the date the warrants are issued, (3) the contractual term of the warrants, (4) the risk free interest rate, based on the contractual term of the warrants, and (5) an expected dividend yield.

Income taxes

Prior to February 17, 2004, our consolidated financial statements did not include a provision for federal and state income taxes because ORBCOMM LLC was treated as a partnership for federal and state income tax purposes. As such, we were not subject to any income taxes, as any income or loss through that date was included in the tax returns of our individual members.

On February 17, 2004, as a result of the Reorganization, we became a “C” corporation for income tax purposes and adopted the provisions of SFAS No. 109, Accounting for Income Taxes. Under these guidelines, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Judgment is applied in determining whether the recoverability of our deferred tax assets will be realized in full or in part. A valuation allowance is established for the amount of deferred tax assets that are determined not to be realizable. Realization of our deferred tax assets may depend upon our ability to generate future taxable income. Based upon this analysis, we established a 100% valuation allowance for our net deferred tax assets.

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

Share-based compensation

Our share-based compensation plans consist of the 2004 Stock Option Plan and the 2006 Long-Term Incentives Plan. The 2004 Stock Option Plan, adopted in 2004, provides for the grants of non-qualified and incentive stock options to officers, directors, employees and consultants. The 2006 Long-Term Incentives Plan, approved by our stockholders in September 2006, provides for the grants of non-qualified stock options, stock appreciation rights (“SARs”), common stock, restricted stock, restricted stock units (“RSUs”), performance units and performance shares to our employees and non-employee directors.

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

Share-Based Awards Granted Prior to January 1, 2006

In 2004, we granted options to employees to purchase a total of 1,528,332 shares of common stock at exercise prices ranging from $2.33 to $4.26 per share, which were approved by our board of directors. We did not engage independent appraisers to determine fair value of our common stock; instead we used the sales prices of Series A preferred stock issued in arm’s-length transactions with unaffiliated parties in February and August 2004. As such, we determined that the fair value of our common stock underlying stock options issued in 2004 to be $4.26 per share. We did not grant any options in 2005.

For the years ended December 31, 2005 and 2004, we recorded the intrinsic value per share as stock-based compensation expense over the applicable vesting period, using the straight-line method. Stock-based awards to non-employees prior to January 1, 2006 are accounted for under the provisions of SFAS No. 123, Accounting for Stock-based Compensation (“SFAS 123”), and EITF Issue No. 96-18, Accounting for Equity Instruments Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

We estimated the fair value of these stock options using judgments and estimates involving; (1) volatility, based on a peer group analysis, (2) the estimated value of our common stock on the grant date, (3) the expected life of the option, (4) the risk free interest rate, based on the expected life of the option, and (5) an expected dividend yield.

During the years ended December 31, 2005 and 2004, we recognized $0.2 million and $1.5 million of stock-based compensation for the 2004 stock option grants pursuant to the intrinsic value method under APB Opinion No. 25, respectively. Had we applied fair value recognition to these stock option grants, with the value of each option grant estimated on the date of the grant using an option pricing model, the impact would have been increases to our net loss applicable to common shares of $0.3 million and $0.9 million for the years ended December 31, 2005 and 2004, respectively.

Information on our stock option grants during 2004 is as follows:

	Options	Weighted-Average	Fair Value of	Weighted-Average
Grant Date	Granted	Exercise Price	Common Stock	Intrinsic Value

February 17, 2004	1,361,664	$2.93	$4.26	$1.34
July 6, 2004	83,333	$4.26	$4.26	$—
December 3, 2004	83,333	$4.26	$4.26	$—

On January 1, 2006, we adopted SFAS No. 123 (Revised 2004) Share-Based Payment (“SFAS 123(R)”), which requires the measurement and recognition of stock-based compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. We adopted SFAS 123(R) using the modified prospective transition method using the Black-Scholes option pricing model as the most appropriate model for determining the estimated fair value for all share-based payment awards. Under that transition method, stock-based compensation expense recognized for the year ended December 31, 2006 includes stock-based compensation expense for all share-based payments granted prior to, but not vested as of, January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and stock-based compensation expense for all share-based payments granted on or after January 1, 2006, based on the grant-date fair value, estimated in accordance with provisions of SFAS 123(R).

SFAS 123(R) requires us to estimate the fair value of share-based payment awards based on estimated fair values. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period. For awards with performance conditions, we make an evaluation at the grant date and future periods as to the likelihood of the performance targets being met. Compensation expense is adjusted in future periods for subsequent changes in the expected outcome of the performance conditions until the vesting date. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In accordance with the modified prospective transition method, prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

Share-Based Awards Granted on or Subsequent to January 1, 2006

In February 2006, we granted an option to an employee to purchase 50,000 shares of our common stock. The fair value of the share-based award was estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions: expected volatility of 44.50% based on the stock volatility for comparable publicly traded companies; estimated fair value of our common stock on the date of grant of $15.00 per share; expected life of the option of four years, giving consideration to the contractual term and vesting schedule; risk-free interest rate of 4.64% based on the U.S. Treasury yield curve at the time of the grant over the expected term of the stock option grant; and zero dividend yield. The exercise price of these options was $4.88 per share and the estimated fair value of these options was $11.16 per share.

We determined the fair value of our common stock underlying stock options issued in February 2006 to be $15.00 per share. At the time options were issued in February 2006, we concluded that the fair value of our common stock had increased significantly to $15.00 per share, as a result of the completion of the Series B preferred stock financing, recent developments in our business, our projected financial performance and the commencement of the process for our initial public offering, which was completed in 2006. In reaching our conclusion, we took into account a number of factors, including: (i) the $6.045 conversion price of our Series B preferred stock issued in December 2005 and January 2006, after giving effect to the 2-for-3 reverse stock split effected in October 2006; (ii) our improved liquidity due to the receipt of net proceeds from the Series B preferred stock financing, resulting in cash and cash equivalents of over $60 million in the beginning of 2006, which would permit us to continue to fund working capital and a portion of our capital expenditure plan; (iii) recent business developments which we believed improved our operations and prospects, including substantial net increases in billable subscriber communicators activated on our system during the fourth quarter of 2005 and the beginning of the first quarter of 2006 and customer wins with large resellers such as GE Equipment Services; (iv) the then-current and projected increases in our revenues and gross margins; (v) preliminary estimated price ranges related to the commencement of our process for our initial public offering completed in November 2006; and (vi) a discounted cash flow analysis of our projected financial results.

We also considered the following factors in assessing the fair value: the fact that our common stock was an illiquid security of a private company without a trading market; the likelihood of a liquidity event, such as an initial public offering; and potential risks and uncertainties in our business. We made such determination by considering a number of factors including the conversion price of our Series A and B preferred stock issued December 2005 and January 2006, recent business developments, a discounted cash flow analysis of its projected financial results, and preliminary estimated price ranges related to the commencement of our process for a potential public offering.

We did not obtain a contemporaneous valuation from an unrelated valuation specialist. Determining the fair value of our common stock requires making complex and subjective judgments and is subject to assumptions and uncertainties. We believe that we have used reasonable methodologies, approaches and assumptions consistent with the American Institute of Certified Public Accountants Practice Guide, “Valuation of Privately-Held-Company Equity Securities Issued as Compensation” to determine the fair value of our common stock.

As a result of adopting SFAS 123(R), we applied a forfeiture rate of 6% to the stock options expected to vest as of December 31, 2006, which includes all stock options granted prior to, but not vested as of, January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and stock-based compensation expense for all stock options granted subsequent to January 1, 2006, based on the grant-date fair value. The forfeiture rate was based on voluntary and involuntary termination behavior as well as analysis of actual option forfeitures.

As of December 31, 2006, $0.4 million of total unrecognized stock-based compensation expense related to stock options issued to employees is expected to be recognized over a weighted average term of 1.83 years. The intrinsic value of our options outstanding as of December 31, 2006 was $8.4 million, of which $8.0 million related to vested options and $0.4 million related to unvested options.

In October 2006, the Compensation Committee of our board of directors approved the issuance of 1,059,280 restricted stock units (“RSUs”) to our employees. Upon vesting, subject to payment of withholding taxes, employees are entitled to receive an equivalent number of our common shares. An aggregate of 532,880 RSUs are time-based awards that vest in three equal installments, subject to continued employment on January 1, 2007, 2008 and 2009. An aggregate of 526,400 RSUs are performance-based awards that will vest upon attainment of various operational and financial performance targets established for each of fiscal 2006, 2007 and 2008 by our Compensation Committee or our board of directors and continued employment by the employee through dates that our Compensation Committee has determined that the performance targets have been achieved.

In October 2006, our Compensation Committee has established performance targets for fiscal 2006 and, for the grants to certain individuals, the performance targets for fiscal 2007 with respect to an aggregate of 258,044 performance-based RSUs. Accordingly, these performance-based RSUs were considered granted for accounting purposes upon issuance.

At December 31, 2006, we have estimated that the performance targets will be achieved at a rate of 71% resulting in 183,834 performance-based RSUs vesting in 2007 and 2008. The remaining 264,123 performance-based RSUs, net of cancellations totaling 4,233, relate to 2007 and 2008 performance targets and are not considered granted for accounting purposes because our Compensation Committee has not yet established performance targets.

The grant date fair value of the time- and performance-based RSUs was determined using the price of our common stock sold in our initial public offering.

All of the time-based RSUs that were subject to continued employment on January 1, 2007 vested. At December 31, 2006, $3.9 million of total unrecognized compensation cost related to the time-based RSUs granted to employees which is expected to be recognized ratably through January 1, 2009. At December 31, 2006, we had $1.0 million of total unrecognized compensation costs related to the performance-based RSUs granted to employees, of which $0.9 million is expected to be recognized in the first quarter of 2007 and the remaining balance of $0.1 million is expected to be recognized from March 2007 through January 2008.

In October 2006, our Compensation Committee approved the issuance of 413,334 stock appreciation rights (“SARs”) to certain executive officers. An aggregate of 66,667 are time-based SARs that vest in three equal installments subject to being employed on January 1, 2007, 2008 and 2009. The grant date fair value of these SARS was $5.41 per share. An aggregate of 346,666 are performance-based SARs that will vest in three equal installments upon attainment of certain financial performance targets established for each of fiscal 2006, 2007 and 2008 by our Compensation Committee or our Board of Directors and continued employment by the executive officers through the dates our Compensation Committee has determined that the performance targets have been achieved.

Our Compensation Committee has established performance targets for December 31, 2006 with respect to an aggregate of 115,555 performance-based SARs. Accordingly, these SARs are considered granted for accounting purposes upon issuance. As of December 31, 2006, we estimate that these performance targets will be achieved at a rate of 88%, resulting in 101,731 performance-based SARs vesting in March 2007. The grant date fair value of these SARs was $5.18 per share. At December 31, 2006, the remaining 231,111 performance-based SARs are not considered granted for accounting purposes because our Compensation Committee has not yet established performance targets for fiscal 2007 and 2008.

The fair value of all time- and performance-based SARs granted in 2006 was estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions: expected volatility of 43.85% based on the stock volatility for comparable publicly traded companies; expected life of 5.5 and 6 years utilizing the “simplified” method based on the average of the vesting term and the contractual term of the stock appreciation rights; risk-free interest rate of 4.66% based on the U.S. Treasury yield curve at the time of the grant over the expected term of the SARs; and a zero dividend yield.

The average exercise price of the SARs granted in 2006 was $11.00 which was equal to the price of our common stock sold in our initial public offering. At December 31, 2006, the aggregate intrinsic value for SARs outstanding and expected to vest was nil.

All of the time-based SARs that were subject to continued employment on January 1, 2007 vested. At December 31, 2006, $0.2 million of total unrecognized compensation cost related to the time-based SARs issued to executive officers is expected to be recognized ratably through January 1, 2009. At December 31, 2006, $0.3 million of total unrecognized compensation cost related to the performance-based SARs granted to executive officers is expected to be recognized in the first quarter of 2007.

In December 2006, our board of directors gave employees and executive officers an option to defer vesting for the RSUs and SARs awards. Certain employees accepted the option to defer vesting, subject to continued employment to May 21, 2007, 2008 and 2009 relating to their RSUs, which created a modification in accordance with SFAS 123(R). A total of 269,926 time-based-RSU awards and performance-based awards were modified. However, no additional compensation cost was recognized at the date of the modification, as these awards were expected to vest under the original vesting terms and our common stock on the date of modification was lower than the fair market value at the grant date.

We recognized $3.9 million of stock-based compensation expense for all share-based payment arrangements during the year ended December 31, 2006. We expect that our planned use of share-based payment arrangements will result in significant increases in our stock-based compensation expense in future periods. We have not recognized, and do not expect to recognize in the near future, any tax benefit related to employee stock-based compensation expense as a result of the full valuation allowance on our net deferred tax assets and net operating loss carryforwards.

Results of Operations

Revenues

The table below presents our revenues (in thousands) for the years ending December 31, 2006, 2005 and 2004, together with the percentage of total revenue represented by each revenue category:

	Years Ended December 31,
	2006		2005		2004
		% of		% of		% of
		Total		Total		Total

Service revenues	$11,561	47.2%	$7,804	50.3%	$6,479	59.6%
Product sales	12,959	52.8%	7,723	49.7%	4,387	40.4%

	$24,520	100.0%	$15,527	100.0%	$10,866	100.0%

2006 vs. 2005:  Total revenues for 2006 increased $9.0 million or 57.9% to $24.5 million from $15.5 million in 2005. This increase was due to an increase in service revenues of $3.8 million and product sales of $5.2 million. Excluding revenue recognized from the sale of the gateway earth station of $0.2 million and $2.1 million in 2006 and 2005, respectively, 2006 revenues increased $11.0 million or 81.8% over 2005.

2005 vs. 2004:  Total revenues for 2005 increased $4.7 million, or 42.9%, to $15.5 million from $10.9 million in 2004. This increase was due to an increase in service revenues of $1.3 million and product sales of $3.3 million.

Service revenues

2006 vs. 2005:  Service revenues increased $3.8 million in 2006, or 48.1%, to $11.6 million, or approximately 47.2% of total revenues, from $7.8 million, or approximately 50.3% of total revenues in 2005. This increase was primarily due to an increase in the number of billable subscriber communicators activated on our communications system. In 2006, we added approximately 112,000 net billable subscriber communicators to our communications system compared to approximately 38,000 net billable subscriber communicators added in 2005, an increase of 196.2%. At December 31, 2006, we had approximately 225,000 billable subscriber communicators activated on our communications system compared to approximately 113,000 billable subscriber communicators at December 31, 2005, an increase of approximately 99.1%.

2005 vs. 2004:  Service revenues increased $1.3 million in 2005, or 20.5%, to $7.8 million, or approximately 50.3% of total revenues, from $6.5 million, or approximately 59.6% of total revenues in 2004. This increase was primarily due to an increase in the number of billable subscriber communicators activated on our communications system. In 2005, we added approximately 38,000 net billable subscriber communicators to our communications system compared to approximately 27,000 net billable subscriber communicators added in 2004, an increase of approximately 38.7%. At December 31, 2005, we had approximately 113,000 billable subscriber communicators activated on our communications system compared to approximately 75,000 billable subscriber communicators at December 31, 2004, an increase of 50.3%.

For 2006, 2005 and 2004, the number of billable subscriber communicators grew at a faster pace than our total service revenues due in part to customary lags between subscriber communicator activations and recognition of service revenues from these units. Consistent with our strategy to focus on customers with the potential for a high number of connections with lower usage applications, we experienced an increase in the mix of lower revenue per subscriber communicator applications and negotiated a lower priced plan with a customer in order to accommodate revisions to its applications. The increase in the number of billable subscriber communicators was primarily by customers with trailer tracking, heavy equipment monitoring and “in-cab” truck monitoring applications. We expect the growth rate of service revenues in 2007 to increase over the growth rate in 2006, as service revenues for increased number of subscriber communicators activated in prior years are recognized.

Product sales

2006 vs. 2005:  Revenue from product sales increased $5.2 million in 2006, or 67.8%, to $13.0 million, or approximately 52.8% of total revenues, from $7.7 million, or approximately 49.7% of total revenues in 2005. Included in product sales in 2006 and 2005 is $0.2 million and $2.1 million, respectively, of revenue recognized from the sale of a gateway earth station which occurred in 2003. We recognized the revenue from the sale of the gateway earth station upon installation, customer acceptance and when collectibility was reasonably assured. Sales of subscriber communicators and other equipment, excluding the gateway earth station sale, increased $7.2 million or 128.7% in 2006. This increase was entirely derived from sales of subscriber communicators and related peripheral equipment. Subscriber communicator units sold in 2006 increased to approximately 76,000 units as compared to approximately 27,000 units sold in 2005, an increase of approximately 178.0%. This growth was partially offset by a 19.8% decrease in the average selling price of subscriber communicators which resulted from our release in the second half of 2005 of two lower-priced, higher performance subscriber communicators (DS 300 and DS 100 models). These two subscriber communicator models represented approximately 68,000 or 90.2% and approximately 9,000, or 34.0%, of the total units sold in 2006 in 2005, respectively. Based on orders received, as well as ongoing discussions with existing and potential new customers, we expect product revenues from sales of subscriber communicators to increase in 2007 compared to 2006.

2005 vs. 2004:  Revenue from product sales increased $3.3 million during 2005, or 76.0%, to $7.7 million, or approximately 49.7% of total revenues, from $4.4 million, or approximately 40.4% of total revenues, in 2004. Of this increase, $2.1 million was due to revenue recognized in 2005 from the sale of a gateway earth station which occurred in 2003. Sales of subscriber communicators and other equipment, excluding the gateway earth station, increased $1.2 million, or 27.6%, during 2005. Subscriber communicator units sold in 2005 increased to approximately 27,000 units from approximately 19,000 units sold in 2004, an increase of approximately 43.0%. This growth was partially offset by a 7.3% decrease in the average selling price of subscriber communicators which resulted from our release, in the second half of 2005, of two lower-priced, higher performance subscriber communicators (DS 300 and DS 100 models).

Costs of services

Costs of services include the expenses associated with our engineering groups, the repair and maintenance of our ground infrastructure, the depreciation associated with our communications system and the amortization of licenses acquired through our acquisition of Satcom in October 2005.

2006 vs. 2005:  Cost of services increased by $2.5 million, or 39.9%, to $8.7 million in 2006 from $6.2 million in 2005. This increase was primarily due to increased headcount in our engineering groups, which added $1.1 million of costs including an increase of $0.4 million in stock-based compensation expense resulting from the adoption of SFAS 123(R) on January 1, 2006 using the modified prospective transition method, higher equipment maintenance costs of $0.7 million as we made improvements to our existing system infrastructure and the amortization of licenses acquired in our acquisition of Satcom of $0.7 million. Included in our costs of services in 2005 is the stock-based compensation expense that was being recognized over the vesting periods for stock options that were granted to employees in 2004 having an exercise price per share less than the fair value of our common stock at the date of grant. These amounts were not significant in 2005. We expect costs of services as a percentage of service revenues to decrease in 2007.

2005 vs. 2004:  Costs of services increased by $0.3 million, or 5.8%, to $6.2 million in 2005 from $5.9 million in 2004. The increase was primarily related to higher equipment maintenance and depreciation as we made improvements to our existing system infrastructure and acquired an additional operational gateway earth station in Curaçao. Included in our costs of services is the stock-based compensation expense that is being recognized over the vesting periods for stock options that were granted to employees in 2004 having an exercise price per share less than the fair value of our common stock at the date of grant. These amounts were not significant in 2004.

Costs of product sales

Costs of product sales include the cost of subscriber communicators and related peripheral equipment, as well as the operational costs to fulfill customer orders, including costs for employees related to our Stellar subsidiary.

2006 vs. 2005:  Costs of product sales increased by $5.6 million, or 85.9%, to $12.1 million in 2006 from $6.5 million in 2005. Product cost represented 90.3% of the cost of product sales in 2006, which increased by $5.5 million, or 102.0% to $10.9 million in 2006 from $5.4 million in 2005. Product cost also includes $0.2 million of installation costs associated with the sale of the gateway earth station recognized in 2005, which did not have a carrying value. Excluding the 2003 gateway earth station sale recognized in 2006 and 2005, which had a gross margin of $0.2 million and $1.9 million, respectively, we had a gross profit from product sales (revenues from product sales minus costs of product sales) of $0.7 million for 2006 as compared to a gross loss from product sales of $0.7 million for 2005. The gross profit from product sales for 2006 was reduced by an inventory impairment charge of $0.3 million due to unanticipated lower demand for our older ST 2500 model subscriber communicators because of the rapid acceptance of our newer DS 300 and DS 100 models. In 2005, our subscriber communicators (other than obsolete units) were sold at prices above their direct acquisition costs but the volume was not enough to cover the costs associated with distribution, fulfillment and customer service costs. Stock-based compensation expense was $0.1 million in 2006 as compared to nil in 2005. In 2007, we expect gross profit margins to be comparable to 2006.

2005 vs. 2004:  Costs of product sales increased by $1.5 million, or 31.3%, to $6.5 million in 2005 from $4.9 million in 2004. Product cost represented 84.0% of the cost of product sales in 2005 and 85.0% in 2004. Equipment cost increased by $1.2 million to $5.4 million in 2005 from $4.2 million in 2004, primarily as a result of the increase in subscriber communicator sales volume. Costs also include $0.2 million of installation costs associated with the sale of a gateway earth station recognized in 2005, which did not have any carrying value. Excluding the gateway earth station sale recognized in 2005, which had a gross margin of $1.9 million, we had a gross loss from product sales of $0.7 million and $0.5 million in 2005 and 2004, respectively. The gross loss in product sales in 2005 and 2004 was related to increase in staffing to manage the Stellar business acquired in 2003. Our subscriber communicators (other than obsolete units) are sold for prices above their direct acquisition costs but the volume of subscriber communicators sold in 2004 did not offset the distribution, fulfillment and customer service costs associated with completing customer orders.

Selling, general and administrative expenses

Selling, general and administrative expenses relate primarily to compensation and associated expenses for employees in general management, sales and marketing and finance, as well as outside professional fees related to preparing for compliance with Section 404 of the Sarbanes-Oxley Act, recruiting fees, litigation expenses and regulatory matters.

2006 vs. 2005:  Selling general and administrative expenses increased $6.4 million, or 68.4%, to $15.7 million in 2006 from $9.3 million in 2005. This increase is primarily due to a $0.9 million increase in professional service fees, primarily related to consulting fees related to preparing for compliance with Section 404 of the Sarbanes-Oxley Act and other professional fees, regulatory matters and investor relations and a $5.1 million increase in payroll costs due to increased headcount as we prepared to become a public company including an increase of $3.2 million in stock-based compensation resulting primarily from the granting of restricted stock units and stock appreciation rights in October 2006. In 2005, stock-based compensation was $0.2 million.

2005 vs. 2004:  Selling, general and administrative expenses increased $0.7 million, or 8.1%, to $9.3 million in 2005 from $8.6 million in 2004. This increase is primarily due to a $1.7 million increase in professional service fees, mostly related to litigation and a $0.6 million increase in payroll costs related to staff expansion during 2005, offset by a decrease of $1.3 million in stock-based compensation. Included in selling, general and administrative expenses is the stock-based compensation expense that is being recognized over the vesting periods for stock options that were issued to employees in 2004 having an exercise price per share less than the fair value of our common stock at the date of grant. Stock-based compensation was $1.5 million and $0.2 million in 2005 and 2004, respectively.

In 2007, we expect the growth rate of selling, general and administrative expenses to moderate, excluding stock-based compensation, over the prior year growth rates, as significant costs were incurred in 2006 to build the infrastructure to be a public company.

In 2007, we expect stock-based compensation to increase from 2006 primarily due to the timing as to the achievement of certain 2006 performance targets in March 2007 plus achievement of the 2007 performance targets established in February 2007 by our Compensation Committee.

Product development expenses

Product development expenses consist primarily of the expenses associated with the staff of our engineering development team, along with the cost of third parties that are contracted for specific development projects.

2006 vs. 2005:  Product development expenses increased $0.5 million, or 35.3%, to $1.8 million in 2006 from $1.3 million in 2005. This increase is primarily due to $0.3 million paid to third parties performing design work for future satellites and an increase in payroll costs of $0.2 million primarily due to increased headcount including an increase of $0.1 million in stock-based compensation. In 2005 stock-based compensation was not significant. Based on planned projects, product development expenses in 2007 are expected to be comparable to 2006.

2005 vs. 2004:  Product development expenses increased $0.5 million, or 72.4%, to $1.3 million in 2005 from $0.8 million in 2004. This increase is due to $0.5 million paid to Delphi in 2005 for the joint development of new subscriber communicators (DS 300 and DS 100 models) that we began selling in the third quarter of 2005. Included in our product development expenses in 2004 is stock-based compensation that is being recognized over the vesting periods for stock options that were granted to employees in 2004 having an exercise price per share less than the fair value of our common stock at the date of grant. These amounts were not significant in 2004.

Other income (expense)

Other income (expense) is comprised primarily of interest income from our cash and cash equivalents, which consists of interest bearing instruments, including commercial paper, and our investments in floating rate redeemable municipal debt securities classified as available-for-sale marketable securities, foreign exchange gains, interest expense, the amortization of the fair value of beneficial conversion features of warrants and issuance costs and loss on the extinguishment of our notes payable.

2006 vs. 2005:  Other income was $2.6 million in 2006 compared to other expense of $1.3 million in 2005. In 2006, interest income was $2.6 million compared to less than $0.1 million in 2005. This increase was due to increased investment balances resulting from the proceeds received from the issuance of our Series B preferred stock in December 2005 and January 2006 and net proceeds received from our initial public offering completed in November 2006. We expect that interest income will increase then gradually decrease as cash is used for our capital expenditures, working capital purposes and to fund operating losses. In 2006, foreign exchange gains was

$0.3 million compared to nil in 2005. This increase was due to a full year of operations of foreign subsidiaries that we acquired in October 2005. In 2006, interest expense was $0.2 million compared to $0.3 million in 2005. In 2005, we had a loss on extinguishment of notes payable of $1.0 million, which was related to the conversion of the bridge notes issued in November and December 2005 having unamortized costs associated with debt issuance costs that were expensed upon conversion of the notes payable into Series B preferred stock.

2005 vs. 2004:  In 2005 and 2004, other expense consisted of interest expense and loss on extinguishment of debt. Interest expense decreased $1.0 million to $0.3 million in 2005 from $1.3 million in 2004. This decrease is due to having a lower average of notes payable outstanding during 2005 than during 2004. The loss on extinguishment of notes payable decreased $0.8 million to $1.0 million in 2005 from $1.8 million in 2004. The loss on extinguishment in 2004 was related to the conversion of notes having unamortized costs, associated with warrants and beneficial conversion features including issuance costs in the amount of $1.8 million, which were expensed upon conversion of the notes into Series A preferred stock.

Net loss and net loss applicable to common shares

2006 vs. 2005:  As a result of the items described above, we had a net loss of $11.2 million in 2006, compared to a net loss of $9.1 million in 2005, an increase in the net loss of $2.1 million. Our net loss applicable to common shares (net loss adjusted for dividends required on shares of preferred stock and accretion in preferred stock carrying value) was $29.6 million in 2006, as compared to $15.4 million in 2005, an increase, of $14.2 million. This increase was primarily related to the $10.1 million payment to our holders of the Series B preferred stock in connection with obtaining consents required for the automatic conversion of the Series B preferred stock in connection with our initial public offering.

2005 vs. 2004:  As a result of the items described above, we had a net loss of $9.1 million in 2005, compared to a net loss of $12.4 million in 2004, a decrease of $3.3 million. Our net loss applicable to common shares (net loss adjusted for dividends required on shares of preferred stock and accretion in preferred stock carrying value) totaled $14.2 million in 2005 and $14.5 million in 2004. The net loss attributable to the period from January 1, 2004 to February 16, 2004, prior to our becoming a corporation and issuing shares of common stock, has been excluded from our net loss applicable to common shares for 2004 as we were a limited liability company.

Liquidity and Capital Resources

Overview

Our liquidity requirements arise from our working capital needs and to fund capital expenditures to support our current operations, and facilitate growth and expansion. Since our inception, we have financed our operations primarily through private placements of debt, convertible redeemable preferred stock, membership interests and common stock. We have incurred losses from operations since inception, including a net loss of $11.2 million in 2006 and as of December 31, 2006 we have an accumulated deficit of $59.8 million. As of December 31, 2006, our primary source of liquidity consisted of cash, cash equivalents and marketable securities, consisting of floating rate redeemable municipal debt securities, totaling $100.9 million.

Initial Public Offering

On November 8, 2006, we completed our initial public offering of 9,230,800 shares of common stock at a price of $11.00 per share. After deducting underwriters’ discounts and commissions and offering expenses we received proceeds of approximately $89.5 million. From these net proceeds we paid accumulated and unpaid dividends totaling $7.5 million to the holders of Series B preferred stock, a $3.6 million contingent purchase price payment relating to the acquisition of Satcom and a $10.1 million payment to the holders of Series B preferred stock in connection with obtaining consents required for the automatic conversion of the Series B preferred stock into common stock upon completion of the IPO. As a result all outstanding shares of Series A and B preferred stock converted into 21,383,318 shares of common stock.

Operating activities

Cash used in our operating activities in 2006 was $8.9 million resulting from a net loss of $11.2 million, offset by adjustments for non-cash items of $6.4 million and $4.1 million used for working capital. Adjustments for non-cash items primarily consisted of $2.4 million for depreciation and amortization, $0.3 million for inventory impairments and $3.9 million for stock-based compensation. Working capital activities primarily consisted of a net use of cash of $1.2 million for an increase in accounts receivable primarily related to the increase in our revenues and the timing of collections, a use of cash of $2.0 million for inventories primarily related to the increase in our revenues due to the strong demand of our newer DS 300 and DS 100 model subscriber communicators and a net use of cash of $2.9 million for a decrease in accounts payable and accrued expenses primarily related to payments for professional fees in connection with our Series B stock financing and our initial public offering. The uses of cash described above were offset by sources of cash from an increase of $1.5 million in deferred revenue primarily related to billings we rendered in connection with our Coast Guard demonstration satellite scheduled for launch during 2007 and a decrease of $0.5 million in advances to a contract manufacturer.

Cash provided by our operating activities in 2005 was $3.6 million resulting from a net loss of $9.1 million, offset by adjustments for non-cash items of $3.5 million and $9.3 million generated by working capital. Adjustments for non-cash items primarily consisted of $2.0 million for depreciation and amortization, $1.0 million for loss on extinguishment of debt and $0.2 million for stock-based compensation. Working capital activities primarily consisted of a source of cash from a decrease of $3.0 million in advances to contract manufacturer related to the production of our ST 2500 subscriber communicator model, and an increase of $3.3 million in deferred revenue primarily related to billings we rendered in connection with our Coast Guard demonstration satellite scheduled for launch during the second quarter of 2007 and an increase of $2.9 million to accounts payable and accrued liabilities primarily related to the increase in professional fees in connection with our Series B stock financing and our initial public offering.

Cash used in our operating activities in 2004 was $16.1 million resulting from a net loss of $12.4 million, offset by adjustments for non-cash items of $6.2 million and $9.9 million used in working capital. Adjustments for non-cash items primarily consisted of $1.5 million for depreciation and amortization, $1.5 million for stock-based compensation, $1.8 million for loss on extinguishment of debt and $0.7 million for amortization of deferred debt issuance costs and debt discount. Working capital primarily consisted of a net use of cash resulting from a $4.4 million increase in accounts receivable related to our Coast Guard demonstration satellite and a increase in revenues, $1.5 million increase in inventories, a $3.6 million increase in advances to contract manufacturer, which are both related to the increase in our revenues, and a $2.6 million decrease in accounts payable and accrued liabilities primarily related to payroll tax payments. The uses of cash described above were offset by a source of cash from an increase of $3.2 million in deferred revenue primarily related to billings rendered in connection with our Coast Guard demonstration satellite scheduled for launch during 2007.

Investing activities

Cash used in our investing activities in 2006 was $64.8 million resulting from capital expenditures of $22.4 million and purchases of marketable securities consisting of floating rate redeemable municipal debt securities totaling $43.9 million and a contingent purchase price payment of $3.6 million relating to the acquisition of Satcom offset by sales of marketable securities of $5.0 million. Capital expenditures included $1.4 million for the Coast Guard demonstration satellite and $17.4 million for the quick-launch and next-generation satellites and $3.6 million of improvements to our internal infrastructure and Ground Segment.

Cash used in our investing activities in 2005 was $4.0 million resulting primarily from capital expenditures of $3.5 million for the Coast Guard demonstration satellite and $0.5 million of improvements to our internal infrastructure.

Cash used in our investing activities in 2004 was $2.5 million resulting primarily from capital expenditures of $1.7 million for the Coast Guard demonstration satellite, $0.4 million to upgrade our gateway earth stations and $0.4 million of improvements to our internal infrastructure.

All of our costs incurred with the construction of the Coast Guard demonstration satellite and our quick-launch satellites are recorded as assets under construction in our consolidated financial statements. As of December 31, 2006, we have incurred $23.6 million of such costs with $6.6 million of costs related to the construction of the Coast Guard demonstration satellite and $17.0 million related to our quick-launch satellites

Financing activities

Cash provided by our financing activities in 2006 was $67.5 million resulting primarily from $89.5 million in net proceeds received from our initial public offering of our common stock, after deducting underwriter’s discounts and commissions and offering costs. In connection with our initial public offering, we made payments of accumulated and unpaid dividends totaling $7.5 million to the holders of our Series B preferred stock and a $10.1 million payment to the holders of Series B preferred stock in connection with obtaining consents required for the automatic conversion of the Series B preferred stock into common stock upon completion of the IPO. We also received net proceeds of $1.4 million from the issuance of an additional 260,895 shares of Series B preferred stock, after deducting issuance costs, and proceeds of $1.5 million from the issuance of an aggregate of 619,580 shares of common stock upon the exercise of warrants to purchase common stock at per share exercise prices ranging from $2.33 to $4.26. We made dividend payments to our Series A preferred stock holders totaling $8.0 million in January of 2006.

Cash provided by our financing activities in 2005 was $65.7 million resulting from $25.0 million in gross proceeds received from the issuance of convertible notes in November and December 2005, offset by deferred financing costs payments of $1.0 million. In December, 2005, we issued 17.6 million shares of Series B preferred stock, which included the conversion of the convertible notes into Series B preferred stock and we received additional net proceeds of $41.7 million, after deducting issuance costs of $4.3 million.

Cash provided by our financing activities in 2004 was $21.8 million resulting from $1.3 million received in proceeds received from the issuance of bridge notes prior to our Reorganization. Concurrent with our Reorganization on February 17, 2004, we entered into Series A preferred stock private placement and received net proceeds of $24.2 million after deducting issuance costs of $2.6 million. These proceeds were offset by repayments of convertible notes and notes payable totaling $3.5 million that were issued prior to 2004.

Future Liquidity and Capital Resource Requirements

We expect cash flows from operating activities, along with our existing cash and cash equivalents and marketable securities will be sufficient to provide working capital and fund capital expenditures, which primarily includes the deployment of additional satellites for the next 12 months. In 2007, we expect to incur between $65.0 million and $75.0 million of additional capital expenditures primarily for our quick-launch and next-generation satellites.

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2006 and the effect that those obligations are expected to have on our liquidity and cash flows in future periods:

	Payment due by Period
		Less than	1 to	After
	Total	1 Year	3 Years	3 Years
	(In thousands)

Quick-launch procurement agreements	$20,500	$18,400	$2,100	$—
Operating leases	1,853	995	858	—
Gateway earth station purchase obligation	944	944	—	—

Total	$23,297	$20,339	$2,958	$—

Quick-launch procurement agreements

On April 21, 2006, we entered into an agreement with Orbital Sciences Corporation to supply the payloads for our six quick-launch satellites. The price of the six payloads is $17 million, subject to price adjustments for late penalties and on-time or early delivery incentives. As December 31, 2006, we had made payments totaling $10.5 million pursuant to this agreement.

On June 5, 2006, we entered into an agreement with OHB-System AG, an affiliate of OHB Technology A.G., to design, develop and manufacture six satellite buses, integrate such buses with the payloads to be provided by Orbital Sciences Corporation, and launch the six integrated satellites. The price for the six satellite buses and related integration and launch services is $20 million and payments under the agreement are due upon specific milestones achieved by OHB-System AG. If OHB-System AG meets specific on-time delivery milestones, we would be obligated to pay up to an additional $1.0 million. In addition, OHB-System AG will provide preliminary services relating to the development, demonstration and launch of our next-generation satellites at a cost of $1.35 million. We have the option, exercisable on or before June 5, 2007, to require OHB-System AG to design, develop and manufacture up to two additional satellite buses and integrate two satellite payloads at a cost of $2.1 million per satellite. As of December 31, 2006, we have made payments totaling $6.0 million pursuant to this agreement.

Related parties

The information in Part III, Item 13, “Certain Relationships and Related Transactions”, is incorporated herein by reference.

Off- Balance sheet Arrangements

None

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will be effective for us beginning January 1, 2007. We do not believe that the adoption of FIN 48 will have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), to define fair value, establish a framework for measuring fair value in conformity with accounting principles generally accepted in the United Sates of America, which expands disclosures about fair value measurements. SFAS 157 requires quantitative disclosures using a tabular format in all periods (interim and annual) and qualitative disclosures about the valuation techniques used to measure fair value in all annual periods. SFAS 157 will be effective for us beginning January 1, 2008. We are currently evaluating the impact this standard will have on our consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB 108 is effective for fiscal years ending on or after November 15, 2006. The adoption of SAB 108 did not have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 will be effective for us on January 1, 2008. We are currently evaluating the impact of adopting SFAS 159 on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

Interest rate risk is not material because our notes payable have a fixed interest rate.

Effects of inflation risk

Overall, we believe that the impact of inflation risk on our business will not be significant.

Foreign currency risk

We expect that an increasing percentage of our revenues will be derived from sources outside of the United States, which will subject us to foreign currency risk. The majority of our existing contracts require our customers to pay us in U.S. dollars. However, our licensees, country representatives and resellers generally derive their revenues from their customers outside of the United States in local currencies. Accordingly, changes in exchange rates between the U.S. dollar and such local currencies could make the cost of our services uneconomic for our customers and we may be required to reduce our rates to make the cost of our services economical in certain markets. In addition, currency controls, trade restrictions and other disruptions in the currency convertibility or foreign currency exchange markets could negatively impact the ability of our customers to obtain U.S. dollars with which to pay our fees.

It is also possible in the future that we may not be able to contractually require that our service fees be paid in U.S. dollars in which case we will be exposed to foreign currency risks directly.

Concentration of credit risk

Our customers are primarily commercial organizations headquartered in the United States. Accounts receivable are generally unsecured. In 2006, 2005 and 2004, one customer, GE Equipment Services accounted for 49.5%, 31.4% and 37.2% of our consolidated revenues, respectively. We have no bad debt expense from this customer. In 2005, we recognized $2.1 million, or 13% of our consolidated revenues, upon installation of a gateway earth station sold pursuant to a contract entered into with LeoSat LLP in 2003.

Vendor risk

Currently, substantially all of our subscriber communicators are manufactured by a contract manufacturer, Delphi Automotive Systems LLC, a subsidiary of Delphi Corporation, which is under bankruptcy protection. Our communicators are manufactured by a Delphi affiliate in Mexico, which we do not believe will be impacted by the Delphi bankruptcy.

Market rate risk

As of December 31, 2006, we held investments in marketable securities consisting of floating rate redeemable municipal debt securities totaling $38.9 million. We classify our marketable securities as available-for-sale. The primary objectives of our investment activities are to preserve capital, maintain sufficient liquidity to meet operating requirements while at the same time maximizing income we receive from our investments without significantly increasing our risk. However, our marketable securities totaling $38.9 million as of December 31, 2006 may be subject to market risk and will fall in value if market interest rates increase. These marketable securities are priced and subsequently traded as short-term investments because of the interest rate reset feature. Interest rates are reset through an auction process at predetermined periods ranging from 28 to 35 days. Due to the short period between the interest rate reset dates, we believe that our exposure to interest rate risk is not significant. A hypothetical 1% movement in market interest rates would not have a significant impact on the fair value of our marketable securities.

Item 8.	Financial Statements and Supplementary Data

The consolidated financial statements of ORBCOMM Inc., and subsidiaries including the notes thereto and the report thereon, is presented beginning at page F-1 of this Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

In July, 2005, we dismissed J.H. Cohn LLP as our principal accountants and engaged Deloitte & Touche LLP, as our independent auditors. The decision to change independent auditors was recommended by our Audit Committee and approved by our board of directors. We did not consult with Deloitte & Touche LLP regarding any matters prior to its engagement.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

In connection with preparation of this Annual Report on From 10-K, we carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2006, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Internal Control over Financial Reporting

This annual report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2006 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Remediation of Material Weaknesses in Internal Control identified in 2005

The following material weaknesses in our internal control over financial reporting were identified and communicated to us by our independent registered public accounting firm in connection with the audit of our consolidated financial statements for the year ended December 31, 2005:

•	Inadequate internal communication procedures between our management and the internal accounting staff on significant and/or complex transactions;

•	A lack of thorough and rigorous review of contractual documents supporting complex transactions;

•	A significant number of adjustments to our 2005 and 2004 financial statements, the recording of which resulted in material changes to our results of operations for each year;

•	The absence of formal internal control procedures and the attendant control framework required to enforce those procedures; and

•	An insufficient number of qualified accounting personnel, specifically within the external financial reporting area.

During 2006, to remediate these material weaknesses and improve the effectiveness of our internal controls, we took the following actions:

•	Hired a new Chief Financial Officer and key senior accounting and finance employees;

•	Established weekly updates from our technical operations team to provide enhanced communications throughout the Company;

•	Established weekly finance meetings, which include all key finance employees, to address significant and/or complex transactions;

•	Established procedures to ensure that all relevant documents and contracts relating to business transactions are sent to the accounting department for thorough review to provide improved reporting capability;

•	Formalized the monthly closing process, which includes and account reconciliation process for all balance sheet and income statement accounts and a review of reconciliations by accounting management; and

•	Engaged a national consulting firm to assist us with complying with the Sarbanes-Oxley Act. We are also in the process of implementing an integrated accounting and financial system infrastructure, which we believe will allow management to report on, and our independent registered public accounting firm to attest to, our internal controls, as required by the management certification and auditor attestation requirements mandated by the Sarbanes-Oxley Act. We are performing system and process evaluation and are in the process of remediation and re-documentation of our internal control system.

Management believes these actions have remediated the material weaknesses identified by our independent registered public accounting firm in connection with the audit for the year ended December 31, 2005.

Item 9B.	Other information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Identification of Directors

Reference is made to the information regarding directors under the heading “Election of Directors (Proposal 1)” in the Proxy Statement for our 2007 Annual Meeting of stockholders to be held on May 11, 2007, ( the “2007 Proxy Statement”), which information is hereby incorporated by reference.

Identification of Executive Officers

Reference is made to the information regarding executive officers under the heading “Executive Officers of the Registrant” in Part I, Item 1 of this Annual Report on Form 10-K.

Identification of Audit Committee and Audit Committee Financial Expert

Reference is made to the information regarding directors under the heading “Election of Directors (Proposal 1) Board of Directors and Committees — Audit Committee” in our 2007 Proxy Statement, which information hereby is incorporated by reference.

Material Changes to Procedures for Recommending Directors

Reference is made to the information regarding directors under the heading “Election of Directors (Proposal 1)” in our 2007 Proxy Statement, which information is hereby incorporated by reference.

Compliance with Section 16(a) of the Exchange Act

Reference is made to the information under the heading “Section 16(a) Beneficial Ownership Reporting Compliance — Board of Directors and Committees” in our 2007 Proxy Statement, which information is hereby incorporated by reference.

Code of Ethics

We have adopted a code of ethics, or Code of Business Conduct, to comply with the rules of the SEC and Nasdaq. Our Code of Business Conduct applies to our directors, officers and employees, including our principal executive officer and senior financial officers. A copy of our Code of Business Conduct is maintained on our website at www.orbcomm.com.

Item 11.	Executive Compensation

Reference is made to the information under the heading “Executive Compensation” in our 2007 Proxy Statement, which information is hereby incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership

Reference is made to the information under the heading “Security Ownership of Certain Beneficial Owners and Management” in our 2007 Proxy Statement, which information is hereby incorporated by reference.

Equity Compensation Plan Information

Reference is made to the information under the heading “Equity Compensation Plan Information” in our 2007 Proxy Statement, which information is hereby incorporated by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

ORBCOMM EUROPE

We have entered into a service license agreement covering 43 jurisdictions in Europe and a gateway services agreement with ORBCOMM Europe LLC, a company in which we indirectly own a 25.5% interest. The service license agreement and the gateway services agreement with ORBCOMM Europe contain terms and conditions substantially similar to the service license agreements and the gateway services agreements we have and expect to enter into with other licensees, except for certain more favorable pricing terms. ORBCOMM Europe is owned 50% by Satcom International Group plc. (“Satcom”) and 50% by OHB Technology A.G. (“OHB Technology”). We own a 51% interest in Satcom. Subsequent to the acquisition of our 51% interest in Satcom, Satcom and ORBCOMM Europe are consolidated affiliates in our consolidated financial statements.

OHB Technology is a substantial stockholder and a direct investor of ours and its Chief Executive Officer is on our board of directors. In addition, Satcom has been appointed by ORBCOMM Europe as a country representative for the United Kingdom, Ireland and Switzerland. ORBCOMM Deutschland and Technikom Polska, affiliates of OHB Technology, have been appointed by ORBCOMM Europe as country representatives for Germany and Poland, respectively. OHB Technology is also a 34% stockholder of Elta S.A. the country representative for France. These entities hold the relevant regulatory authority and authorization in each of these jurisdictions. In addition, ORBCOMM Europe and Satcom have entered into an agreement obligating ORBCOMM Europe to enter into a country representative agreement for Turkey with Satcom, if the current country representative agreement for Turkey expires or is terminated for any reason.

In connection with the organization of ORBCOMM Europe and the reorganization of our business in Europe, we agreed to grant ORBCOMM Europe approximately $3.7 million in air time credits. The amount of the grant was equal to the amount owed by ORBCOMM Global L.P. to the European Company for Mobile Communications Services N.V. (“MCS”), the former licensee for Europe of ORBCOMM Global L.P. ORBCOMM Europe, in turn, agreed to issue credits in the aggregate amount of the credits received from us to MCS and its country representatives who were stockholders of MCS. Satcom, as a country representative for the United Kingdom, Ireland and Switzerland, received airtime credits in the amount of $580,200. ORBCOMM Deutschland, as country representative for Germany, received airtime credits of $449,800. Because approximately $2.8 million of the airtime credits were granted to stockholders of MCS who are not related to us and who continue to be country representatives in Europe, we believe that granting of the airtime credits was essential to permit ORBCOMM Europe to reorganize the ORBCOMM business in Europe. The airtime credits have no expiration date. As of December 31, 2006 approximately $2.7 million of the credit granted by us to ORBCOMM Europe remained unused.

SATCOM INTERNATIONAL GROUP PLC.

Satcom is our 51%-owned consolidated subsidiary which (i) owns 50% of ORBCOMM Europe, (ii) has entered into country representative agreements with ORBCOMM Europe, covering the United Kingdom, Ireland and Switzerland, and (iii) has entered into a service license agreement with us, covering substantially all of the countries of the Middle East and a significant number of countries of Central Asia, and a gateway services agreement with us. In addition, ORBCOMM Europe and Satcom have entered into an agreement obligating ORBCOMM Europe to enter into a country representative agreement for Turkey with Satcom, if the current country representative agreement for Turkey expires or is terminated for any reason. We believe that the service license agreement and the gateway services agreement between us and Satcom contain terms and conditions substantially similar to those which we have and expect to enter into with other unaffiliated licensees. As of December 31, 2006, Satcom owed us unpaid fees of approximately $188,000.

We acquired our 51% interest in Satcom from Jerome Eisenberg, our Chief Executive Officer, and Don Franco, a former officer of ours, who immediately prior to the October 2005 reorganization of Satcom, together owned directly or indirectly a majority of the outstanding voting shares of Satcom and held a substantial portion of the outstanding debt of Satcom. On October 7, 2005, pursuant to a contribution agreement entered into between us and Messrs. Eisenberg and Franco in February 2004, we acquired all of their interests in Satcom in exchange for (1) an aggregate of 620,000 shares of our Series A preferred stock and (2) a contingent cash payment in the event of our sale or initial public offering. The contribution agreement was entered into in connection with our February 2004 reorganization in order to eliminate any potential conflict of interest between us and Messrs. Eisenberg and Franco, in their capacities as officers of ours. The contingent payment would equal $2 million, $3 million or $6 million in the event the proceeds from our sale or the valuation in our IPO exceeds $250 million, $300 million or $500 million, respectively, subject to proration for amounts that fall in between these thresholds. On November 8, 2006, upon completion of our IPO, we made a contingent payment of approximately $3.6 million. Immediately prior to, and as a condition to the closing of, the Satcom acquisition, Satcom and certain of its stockholders and noteholders, consummated a reorganization transaction whereby 95% of the outstanding principal of demand notes, convertible notes and certain contract debt was converted into equity, and accrued and unpaid interest on such demand and convertible notes was acknowledged to have been previously released. This reorganization included the conversion into equity of the demand notes and convertible notes of Satcom held by Messrs. Eisenberg and Franco in the principal amounts of approximately $50,000 and $6,250,800, respectively, and the release of any other debts of Satcom owed to them.

As of December 31, 2006, ORBCOMM Europe had a note payable to Satcom in the amount of €1,466,920 ($1,902,190). This note has the same payment terms as the note payable from ORBCOMM Europe to OHB Technology described below under “— OHB Technology A.G.” and carries a zero interest rate. For accounting purposes, this note has been eliminated in the consolidation of ORBCOMM Europe and Satcom with ORBCOMM Inc. We own 51% of Satcom, which in turn owns 50% of ORBCOMM Europe.

We have provided Satcom with a $1.0 million line of credit for working capital purposes pursuant to a revolving note dated as of December 30, 2005. The revolving loan bears interest at 8% per annum and was originally schedule to mature on December 30, 2006, and is secured by all of Satcom’s assets, including its membership interest in ORBCOMM Europe. As of December 31, 2006 and 2005, Satcom had $465,000 and $0, respectively, outstanding under this line of credit. On December 22, 2006, we extended the maturity date to December 31, 2007.

OHB TECHNOLOGY A.G.

On May 21, 2002, we entered into an IVAR agreement with OHB Technology (formerly known as OHB Teledata A.G.) whereby OHB Technology has been granted non-exclusive rights to resell our services for applications developed by OHB Technology for the monitoring and tracking of mobile tanks and containers. As of June 30, 2006, OHB Technology did not owe us any unpaid service fees.

In an unrelated transaction, on March 10, 2005, we entered into an ORBCOMM concept demonstration satellite bus, integration test and launch services procurement agreement with OHB-System AG (an affiliate of OHB Technology), whereby OHB-System AG will provide us with overall concept demonstration satellite design, bus module and payload module structure manufacture, payload and bus module integration, assembled satellite environmental tests, launch services and on-orbit testing of the bus module for the Concept Validation Project.

OHB Technology owns 2,682,457 shares of our common stock, and warrants to purchase 86,542 shares of our common stock representing approximately 6.7% of our total shares on a fully diluted basis. For as long as the Series A preferred stock was outstanding, OHB had the right to appoint a representative to our board of directors. Marco Fuchs was initially OHB Technology’s representative on our board of directors. In addition, SES and OHB Technology jointly had the right to appoint a representative to our board of directors. Robert Bednarek was SES’s and OHB Technology’s joint representative on our board of directors. On February 27, 2007, Mr. Bednarek resigned, effective immediately, as a member of our board of directors in connection with SES’s agreement to sell its 5.5% equity position in us to General Electric Company as part of a larger pending transaction in which SES has agreed to buy back GE’s 19.5% equity position in SES. Mr. Bednarek served as a member of our Nominating and Corporate Governance Committee. Mr. Bednarek’s term as a Class II director was scheduled to expire at our 2008 annual meeting of stockholders.

In connection with the acquisition of an interest in Satcom (see “— Satcom International Group plc.” above), we recorded an indebtedness to OHB Technology arising from a note payable from ORBCOMM Europe to OHB Technology. At December 31, 2006 the principal balance of the note payable is €1,138,410 ($1,502,005) and it has a carrying value of $879,000. This note does not bear interest and has no fixed repayment term. Repayment will be made from the distribution profits (as defined in the note agreement) of ORBCOMM Europe. The note has been classified as long-term and we do not expect any repayments to be required prior to December 31, 2007.

On June 5, 2006, we entered into an agreement with OHB-System AG, an affiliate of our shareholder OHB Technology, to design, develop and manufacture for us six satellite buses, integrate such buses with the payloads to be provided by Orbital Sciences Corporation, and launch the six integrated satellites to complete our “quick launch” program., with options for two additional satellite buses and related integration services exercisable on or before June 5, 2007. The price for the six satellite buses and related integration and launch services is $20 million, or up to a total of $24.2 million if the options for the two additional satellite buses and related integration services are exercised, subject to certain price adjustments for late penalties and on-time or early delivery incentives. As of December 31, 2006, we have made payments totaling $6.0 million pursuant to this agreement. In addition, under the agreement, OHB-System AG will provide preliminary services relating to the development, demonstration and launch of our next-generation satellites at a cost of $1.35 million.

ORBCOMM ASIA LIMITED

On May 8, 2001, we signed a memorandum of understanding with OAL outlining the parties’ intention to enter into a definitive service license agreement on terms satisfactory to us covering Australia, China, India, New Zealand, Taiwan and Thailand. Although the parties commenced negotiations toward such an agreement, a definitive agreement was never concluded and the letter of intent terminated by its terms. We believe OAL is approximately 90% owned by Gene Hyung-Jin Song, a stockholder of ours who owns shares of our common stock, representing less than 1% of our total shares on a fully diluted basis. OAL owns 786,588 shares of our common stock, representing 1.9% of our total shares on a fully diluted basis. It is currently our intention to consider operating service licenses and/or country representative agreements for these territories on a country by country basis as prospective parties demonstrate the ability, from a financial, technical and operations point of view, to execute a viable business plan. During 2003, 2004 and 2005, OAL owed us amounts for costs related to the storage in Virginia of gateway earth stations owned by OAL. On September 14, 2003, OAL pledged certain assets to us to ensure OAL’s debt to us would be paid (“Pledge Agreement”). On August 29, 2005, we foreclosed on a warehouseman’s lien against OAL and took possession of three of the four gateway earth stations being stored by OAL in Virginia in satisfaction of the outstanding amounts owed to us by OAL. We continue to store the remaining gateway earth station owned by OAL in Virginia and as of December 31, 2006 no amounts were owed to us related to this storage. In addition, we and OAL had a dispute that was recently decided in our favor in arbitration. See Part 1, Item 3, “Legal Proceedings”.

ORBCOMM JAPAN LIMITED

To ensure that regulatory authorizations held by ORBCOMM Japan Limited (“OJ”) in Japan were not jeopardized at the time we purchased the assets from ORBCOMM Global L.P., and with the understanding that a new service license agreement would be entered into between the parties, we assumed the service license agreement entered into between ORBCOMM Global L.P. and OJ. We and OJ undertook extensive negotiations for a new service license agreement from early 2002 until 2004 but were unable to reach agreement on important terms. We believe Mr. Gene Hyung-Jin Song is the beneficial owner of approximately 38% of OJ. On September 14, 2003, OAL pledged certain assets to us pursuant to a Pledge Agreement to ensure that certain amounts owed by OJ to us under the existing service license agreements would be paid. On January 4, 2005, we sent a notice of default to OJ for its failure to remain current with payments under the service license agreement and subsequently terminated the agreement when the default was not cured. On March 31, 2005, OJ made a partial payment of the amount due of $350,000. In 2005, we agreed to a standstill (the “Standstill Agreement”) under the Pledge Agreement (including as to OAL and Korea ORBCOMM Limited (“KO”)) and conditional reinstatement of the prior service license agreement, subject to our receiving payment in full of all debts owed by OJ, KO and OAL to us by December 15, 2005 and certain operational changes designed to give us more control over the Japanese and Korean gateway earth stations. The outstanding amounts owed by OJ to us were not repaid as of December 15, 2005 and as of December 31, 2006 and 2005, OJ owed us approximately $343,000 and $385,000 in unpaid fees, respectively. On February 22, 2006, we sent a notice of default to OJ for its failure to satisfy its obligations under the Standstill Agreement including its failure to make the required payments under the service license agreement and if the defaults are not cured in the near future, we intend to terminate the agreement as a result of such default.

KOREA ORBCOMM LIMITED

To ensure that regulatory authorizations held by KO in South Korea were not jeopardized at the time ORBCOMM LLC purchased the assets from the ORBCOMM Global L.P., and with the understanding that a new service license agreement would be entered into between the parties, we assumed the service license agreement entered into between ORBCOMM Global L.P. and KO. We and KO undertook extensive negotiations for a new service license agreement from early 2002 until 2004 but were unable to reach agreement on important terms. We believe Mr. Gene Hyung-Jin Song is the beneficial owner of approximately 33% of KO. On September 14, 2003, OAL pledged certain assets to us to ensure that certain amounts owed to us by KO under the existing service license agreement would be paid. On January 4, 2005, we sent a notice of default to KO for its failure to remain current with payments under the service license agreement and subsequently terminated the agreement when the default was not cured. In 2005, we agreed to a standstill with respect to the default by KO as part of the Standstill Agreement and conditional reinstatement of the prior service license agreement. The outstanding amounts owed by KO to us were not repaid as of December 15, 2005 and as of December 31, 2006 and 2005, KO owed us approximately $116,000 and $149,000 in unpaid service fees, respectively. On April 5, 2006, we sent a notice of default to KO for its failure to comply with the Standstill Agreement and if the defaults are not cured in the near future, we intend to terminate the service license agreement as a result of such defaults.

SISTRON INTERNATIONAL LLC

In connection with the Series A preferred stock financing discussed below under “— Series A and Series B Preferred Stock Financings”, Messrs. J. Eisenberg and Franco sold all of their interest in Sistron International LLC, a reseller that had developed an application for the electric utility industry, to us for a purchase price equal to their cash investment in Sistron of approximately $0.4 million, paid in 84,942 shares of Series A preferred stock issued at the same purchase price per share as paid by investors in the Series A preferred stock financing.

SES GLOBAL S.A.

On February 17, 2004, we entered into an IVAR Agreement with SES Global S.A. (“SES”) whereby SES has been granted exclusive rights during the initial term of the agreement to resell our services for return channel applications developed by SES for the Direct-to-Home TV market. As of December 31, 2006, SES did not owe us any unpaid service fees. SES owns SES Participations (formerly named “SES Global Participations S.A.”), the holder of 2,000,001 shares of our common stock representing approximately 4.8% of our total shares on a fully diluted basis. In addition, SES Global and OHB Technology jointly had the right to appoint a representative to our board of directors. Robert Bednarek was SES’s and OHB Technology’s representative on our board of directors. On February 27, 2007, Mr. Bednarek resigned, effective immediately, as a member of our board of directors in connection with SES’s agreement to sell its 5.5% equity position in us to GE as part of a larger pending transaction in which SES S.A. has agreed to buy back GE’s 19.5% equity position in SES. Mr. Bednarek served as a member of our Nominating and Corporate Governance Committee . Mr. Bednarek’s term as a Class II director was scheduled to expire at our 2008 annual meeting of stockholders.

SERIES A AND SERIES B PREFERRED STOCK FINANCINGS

On February 17, 2004, we completed a private placement of Series A convertible redeemable preferred stock at a purchase price of $2.84 per share, or an aggregate of approximately $17.9 million, to SES, Ridgewood Satellite LLC (including conversion of the note issued to Ridgewood Satellite LLC) OHB Technology, Northwood Ventures LLC and Northwood Capital Partners LLC, entities with whom individuals who were directors at the time of the Series A financing were affiliated and Jerome Eisenberg, our Chairman and Chief Executive Officer. All shares outstanding shares of Series A convertible preferred stock automatically converted into shares of our common stock in connection with our IPO.

In November and December 2005 and January 2006, we completed private placements in the amount of approximately $72.5 million, consisting of 10% convertible promissory notes due February 16, 2010, warrants to purchase our common stock, and our Series B convertible redeemable preferred stock to PCG Satellite Investments, LLC (an affiliate of the Pacific Corporate Group), MH Investors Satellite LLC (an affiliate of MH Equity Investors), entities with whom individuals who were directors at the time of the Series B financing were affiliated and several existing investors, including Ridgewood Capital, OHB Technology, Northwood Ventures LLC, and several members of senior management.

The Series A preferred stock holders were entitled to receive a cumulative 12% annual dividend. The Series A preferred stock dividend was eliminated upon the issuance of the Series B preferred stock in December 2005. In January 2006, we paid all accumulated dividends on its Series A preferred stock totaling $8.0 million. Holders of the Series B preferred stock were entitled to receive a cumulative 12% dividend annually payable in cash in arrears. On November 8, 2006, upon the closing of its IPO, we paid all accumulated dividends on its Series B preferred stock totaling $7.5 million.

On October 12, 2006, we obtained written consents of holders who collectively held in excess of two-thirds of the Series B preferred stock, to the automatic conversion of the Series B preferred stock into shares of common stock, upon the closing of an initial public offering at a price per share of not less than $11.00. In consideration for the holders of the Series B preferred stock providing their consents, we agreed to make a contingent payment to all of the holders of the Series B preferred stock if the price per share of the initial public offering was between $11.00 and $12.49 per share, determined as follows: (i) 12,014,227 (the number of shares of our common stock into which all of the shares of the Series B preferred stock would convert at the then-current conversion price) multiplied by (ii) the difference between (a) $6.045 and (b) the quotient of (I) the initial public offering price divided by (II) 2.114.

On November 8, 2006, we closed the IPO at a price of $11.00 per share and made a $10.1 million payment to the holders of Series B preferred stock in connection with obtaining consents required for the automatic conversion of the Series B preferred stock into our common stock.

Certain purchasers of the Company’s Series B preferred stock were obligated to purchase an additional 10,297,767 shares of Series B preferred stock in March 2007 at $4.03 per share, unless a qualified sale or a qualified initial public offering occurred prior to that time. These rights were terminated upon the closing of the IPO.

REGISTRATION RIGHTS AGREEMENT

On December 30, 2005, and in connection with the Series B preferred stock financing described above, we entered into a Second Amended and Restated Registration Rights Agreement with the Series B preferred stock investors and existing holders of our Series A preferred stock and common stock who were parties to the Amended and Restated Registration Rights Agreement dated February 17, 2004.

Beginning any time after the first to occur of eighteen months after December 30, 2005 and six months after an initial public offering of our common stock or, after the fifth anniversary of the date of the agreement, certain holders of common stock (including common stock issued upon the conversion of Series A preferred stock and Series B preferred stock) will have the right to demand, at any time or from time to time, that we file up to two registration statements registering the common stock. Only holders of (i) at least two-thirds of the registrable securities (generally our common stock and common stock issued upon conversion of our preferred stock and warrants) outstanding as of the date of the our IPO, (ii) at least 35% of the registrable securities outstanding as of the date of the demand or (iii) a specified number of holders of common stock issued upon conversion of our Series B preferred stock may request a demand registration.

In addition, certain holders will be entitled to an additional demand registration statement on Form S-3 covering the resale of all registrable securities, provided that we will not be required to effect more than one such demand registration statement on Form S-3 in any twelve month period or to effect any such demand registration statement on Form S-3 if any such demand registration statement on Form S-3 will result in an offering price to the public of less than $20 million. Notwithstanding the foregoing, after we qualify to register our common stock on Form S-3, Sagamore Hill Hub Fund Ltd. and its affiliates (collectively, “Sagamore”) and PCG Satellite Investments, LLC, CALPERS/PCG Corporate Partners, LLC and their affiliates (the “PCG Entities”) will have separate rights to additional demand registrations that would be eligible for registration on Form S-3; provided, that we will not be required to effect more than one such demand registration requested by Sagamore or the PCG Entities, as the case may be, on Form S-3 in any twelve month period and that Sagamore or the PCG Entities, as the case may be, will pay the expenses of such registration if such registration shall result in an aggregate offering price to the public of less than $1 million.

Certain investors also have preemptive rights and piggyback registration rights as specified in our Second Amended and Restated Registration Rights Agreement.

Reference is made to the information under the heading “Election of Directors (Proposal 1) — Board of Directors and Committees” in our 2007 Proxy Statement, which information is hereby incorporated by reference.

Item 14.	Principal Accountant Fees and Services

Reference is made to the information under the heading “Ratification of Selection of Independent Registered Public Accounting Firm (Proposal 2) — Principal Accountant Fees” in our 2007 Proxy Statement, which information is hereby incorporated by reference.

PART IV

Item 15.	Exhibits and Financial Statements Schedules

(a)(1) Financial Statements

See Index to Consolidated Financial Statements appearing on page F-1.

(a)(2) Financial Statement Schedules

Schedule II- See Index to Consolidated Financial Statements appearing on page F-1

Financial statement schedules not filed herein have been omitted as they are not applicable or the required information or equivalent information has been included in the financial statements or the notes thereto.

(a)(3) Exhibits

See Exhibit Index attached hereto and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, ORBCOMM Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fort Lee, State of New Jersey, on March 27, 2007.

ORBCOMM Inc.

By:	/s/ Jerome B. Eisenberg
Jerome B. Eisenberg
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 27, 2007 by the following persons in the capacities indicated:

Signature		Title

/s/ Jerome B. Eisenberg Jerome B. Eisenberg		Chairman of the Board and Chief Executive Officer, and Director (principal executive officer)

/s/ Marco Fuchs* Marco Fuchs		Director

/s/ Ronald Gerwig* Ronald Gerwig		Director

/s/ Timothy Kelleher* Timothy Kelleher		Director

/s/ Hans E.W. Hoffmann* Hans E.W. Hoffmann		Director

/s/ Gary H. Ritondaro* Gary H. Ritondaro		Director

/s/ Robert G. Costantini Robert G. Costantini		Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

*By:	/s/ Christian G. LeBrun Christian G. LeBrun, Attorney-in-Fact**

**By authority of the power of attorney filed as Exhibit 24 hereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ORBCOMM Inc.
Fort Lee, New Jersey

We have audited the accompanying consolidated balance sheets of ORBCOMM Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in membership interests and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the information included in the financial statement schedule listed in the Index at page F-1. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the information included in the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation to adopt the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, effective January 1, 2006.

/s/  DELOITTE & TOUCHE LLP

New York, New York
March 27, 2007

ORBCOMM Inc.

Consolidated Balance Sheets
(in thousands, except share data)

	December 31,
	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$62,139	$68,663
Marketable securities	38,850	—
Accounts receivable, net of allowances for doubtful accounts of $297 and $671 as of December 31, 2006 and December 31, 2005 (includes amounts due from related parties of $459 as of December 31, 2006 and $543 as of December 31, 2005)	5,185	3,550
Inventories	3,528	2,747
Advances to contract manufacturer	177	701
Prepaid expenses and other current assets	1,354	727

Total current assets	111,233	76,388
Long-term receivable — related party	372	472
Satellite network and other equipment, net	29,131	7,787
Intangible assets, net	7,058	4,375
Other assets	299	294

Total assets	$148,093	$89,316

LIABILITIES, CONVERTIBLE REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$3,438	$2,330
Accrued liabilities	4,915	8,198
Current portion of deferred revenue	2,083	575

Total current liabilities	10,436	11,103
Note payable — related party	879	594
Deferred revenue, net of current portion	8,066	8,052

Total liabilities	19,381	19,749

Commitments and contingencies
Convertible redeemable preferred stock:
Series A, par value $0.001; 15,000,000 shares authorized as of December 31, 2005; none and 14,053,611 shares issued and outstanding as of December 31, 2006 and 2005 (liquidation preference value of $8,027 as of December 31, 2005)	—	45,500

Series B, par value $0.001; 30,000,000 shares authorized as of December 31, 2005; none and 17,629,999 shares issued and outstanding as of December 31, 2006 and 2005 (liquidation preference value of $71,049 as of December 31, 2005)	—	66,721

Stockholders’ equity (deficit):
Common stock, par value $0.001; 250,000,000 shares authorized as of December 31, 2006; 36,923,715 and 5,690,017 shares issued and outstanding as of December 31, 2006 and 2005	37	6
Additional paid-in capital	188,917	5,882
Accumulated other comprehensive (loss) income	(395)	90
Accumulated deficit	(59,847)	(48,632)

Total stockholders’ equity (deficit)	128,712	(42,654)

Total liabilities, convertible redeemable preferred stock and stockholders’ equity (deficit)	$148,093	$89,316

See notes to consolidated financial statements.

ORBCOMM Inc.

Consolidated Statements of Operations
(in thousands, except share and per share data)

	Years ended December 31,
	2006	2005	2004

Revenues(1):
Service revenues	$11,561	$7,804	$6,479
Product sales	12,959	7,723	4,387

Total revenues	24,520	15,527	10,866

Costs and expenses(2):
Costs of services	8,714	6,223	5,884
Costs of product sales	12,092	6,459	4,921
Selling, general and administrative	15,731	9,344	8,646
Product development	1,814	1,341	778

Total cost and expenses	38,351	23,367	20,229

Loss from operations	(13,831)	(7,840)	(9,363)
Other income (expense):
Interest income	2,582	66	49
Other income	271	—	—
Interest expense, including amortization of deferred debt issuance costs and debt discount of $31 and $722 in 2005 and 2004	(237)	(308)	(1,318)
Loss on extinguishment of debt	—	(1,016)	(1,757)

Total other income (expense)	2,616	(1,258)	(3,026)

Net loss	$(11,215)	$(9,098)	$(12,389)

Net loss applicable to common shares (Note 5)	$(29,646)	$(14,248)	$(14,535)

Net loss per common share:
Basic and diluted	$(2.80)	$(2.51)	$(2.57)

Weighted average common shares outstanding:
Basic and diluted	10,601	5,683	5,658

(1) Related party revenues:
Service revenues	$374	$566	$517

Product sales	$62	$66	$123

(2) Stock-based compensation included in costs and expenses:
Costs of services	$425	$7	$31
Costs of product sales	71	—	—
Selling, general and administrative	3,355	183	1,436
Product development	94	11	49

	$3,945	$201	$1,516

See notes to consolidated financial statements.

ORBCOMM Inc.

Consolidated Statements of Changes in Membership Interests and Stockholders’ Equity (Deficit)
Years ended December 31, 2006, 2005 and 2004
(in thousands, except membership interest units and share data)

								Total
						Accumulated		membership
					Additional	other		interests and
	Membership interest units		Common Stock		paid-in	comprehensive	Accumulated	stockholders’	Comprehensive
	Units	Amount	Shares	Amount	capital	income	deficit	equity (deficit)	loss

Balances, January 1, 2004	8,486,901	$11,495	—	$—	$—	$—	$(27,042)	$(15,547)

Fair value of warrants and beneficial conversion rights related to convertible bridge notes	—	836	—	—	—	—	—	836

Contribution of ORBCOMM LLC membership interest units into common stock of ORBCOMM Inc.	(8,486,901)	(12,331)	5,657,934	6	12,325	—	—	—

Warrants issued in connection with the sale of Series A redeemable convertible preferred stock	—	—	—	—	606	—	—	606

Issuance of Series A convertible redeemable preferred stock in connection with the acquisition of Sistron International LLC	—	—	—	—	(362)	—	(103)	(465)

Accrued Series A preferred stock dividends	—	—	—	—	(3,318)	—	—	(3,318)

Accretion of preferred stock issuance costs	—	—	—	—	(320)	—	—	(320)

Stock-based compensation	—	—	—	—	1,516	—	—	1,516

Warrants issued in exchange for services rendered	—	—	—	—	248	—	—	248

Net loss	—	—	—	—	—	—	(12,389)	(12,389)	$(12,389)

Balances, December 31, 2004	—	—	5,657,934	6	10,695	—	(39,534)	(28,833)

Common stock issued	—	—	32,083	—	136	—	—	136

Accrued Series A preferred stock dividends	—	—	—	—	(4,709)	—	—	(4,709)

Accretion of preferred stock issuance costs	—	—	—	—	(441)	—	—	(441)

Stock-based compensation	—	—	—	—	201	—	—	201

Net loss	—	—	—	—	—	—	(9,098)	(9,098)	$(9,098)

Cumulative translation adjustment	—	—	—	—	—	90	—	90	90

									$(9,008)

Balances, December 31, 2005	—	—	5,690,017	6	5,882	90	(48,632)	(42,654)

Accretion of preferred stock issuance costs	—	—	—	—	(854)	—	—	(854)

Series B preferred stock dividend	—	—	—	—	(7,467)	—	—	(7,467)

Initial public offering of common stock, net of underwriters’ discounts and commissions and offering costs	—	—	9,230,800	9	89,473	—	—	89,482

Conversion of convertible reedemable Series A and B preferred stock into common stock	—	—	21,383,318	21	106,492	—	—	106,513

Consent payment to holders of Series B preferred stock for the automatic conversion into common stock in connection with IPO	—	—	—	—	(10,111)	—	—	(10,111)

Exercise of warrants	—	—	619,580	1	1,557	—	—	1,558

Stock-based compensation	—	—	—	—	3,945	—	—	3,945

Net loss	—	—	—	—	—	—	(11,215)	(11,215)	$(11,215)

Cumulative translation adjustment	—	—	—	—	—	(485)	—	(485)	(485)

									$(11,700)

Balances, December 31, 2006	—	$—	36,923,715	$37	$188,917	$(395)	$(59,847)	$128,712

See notes to consolidated financial statements.

ORBCOMM Inc.

Consolidated Statements of Cash Flows
(in thousands)

	Years ended December 31,
	2006	2005	2004

Cash flows from operating activities:
Net loss	$(11,215)	$(9,098)	$(12,389)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Change in allowance for doubtful accounts	(374)	82	427
Inventory impairments	361	115	56
Depreciation and amortization	2,373	1,982	1,480
Amortization of deferred debt issuance costs and debt discount	—	31	722
Accretion on notes payable — related party	131	33	—
Loss on extinguishment of debt	—	1,016	1,757
Stock-based compensation	3,945	201	1,516
Warrants issued in exchange for services	—	—	248
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,161)	1,014	(4,437)
Inventories	(1,964)	(642)	(1,528)
Advances to contract manufacturer	524	3,046	(3,572)
Prepaid expenses and other current assets	(95)	(366)	(896)
Accounts payable and accrued liabilities	(2,913)	2,902	(2,612)
Deferred revenue	1,522	3,325	3,177

Net cash (used in) provided by operating activities	(8,866)	3,641	(16,051)

Cash flows from investing activities:
Capital expenditures	(22,357)	(4,066)	(2,491)
Purchase of marketable securities	(43,850)	—	—
Sale of marketable securities	5,000	—	—
Contingent purchase price payment made in connection with the acquisition of Satcom International Group plc.	(3,631)	—	—
Acquisitions of businesses, net of cash acquired	—	33	2

Net cash used in investing activities	(64,838)	(4,033)	(2,489)

Cash flows from financing activities:
Payments of bank debt	—	—	(104)
Proceeds from issuance of Series A preferred stock net of issuance costs of $2,595	—	—	24,227
Proceeds from issuance of Series B preferred stock net of issuance costs of $113 and $4,328	1,465	41,702	—
Proceeds from issuance of common stock in connection with initial public offering, net of underwriters’ discounts and commissions and offering costs of $11,447	90,092	—	—
Payment made to holders of Series B preferred stock for consent to the automatic conversion into common stock in connection with the initial public offering	(10,111)	—	—
Proceeds from issuance of 10% convertible bridge notes	—	25,019	1,250
Proceeds from exercise of common stock warrants	1,558	—	—
Payment of Series A preferred stock dividends	(8,027)	—	—
Payment of Series B preferred stock dividends	(7,467)	—	—
Repayment of 10% convertible bridge notes	—	—	(922)
Repayment of 18% convertible bridge notes	—	—	(2,341)
Repayment of note payable to Eurovest Holdings Ltd.	—	—	(250)
Payments for deferred financing costs	—	(1,047)	(82)

Net cash provided by financing activities	67,510	65,674	21,778

Effect of exchange rate changes on cash and cash equivalents	(330)	65	—

Net (decrease) increase in cash and cash equivalents	(6,524)	65,347	3,238
Cash and cash equivalents:
Beginning of year	68,663	3,316	78

End of year	$62,139	$68,663	$3,316

Supplemental cash flow disclosures (Note 18):
Interest paid	$—	$187	$649

See notes to consolidated financial statements.

Notes to consolidated financial statements
(In thousands, except share, unit, per share and per unit amounts)

Note 1.	Organization and Business

ORBCOMM Inc. (“ORBCOMM” or the “Company”), a Delaware corporation, is a satellite-based data communication company that operates a two-way global wireless data messaging system optimized for narrowband data communication. The Company provides these services through a constellation of 30 owned and operated low-Earth orbit satellites and accompanying ground infrastructure through which small, low power, fixed or mobile subscriber communicators (“Communicators”) can be connected to other public or private networks, including the Internet (collectively, the “ORBCOMM System”). The ORBCOMM System is designed to enable businesses and government agencies to track, monitor, control and communicate with fixed and mobile assets located nearly anywhere in the world.

The Company was formed in October 2003. On February 17, 2004, the members of ORBCOMM LLC contributed all of their outstanding membership interests to the Company in exchange for 5,657,934 shares of common stock of the Company. As a result, ORBCOMM LLC became a wholly owned subsidiary of the Company (such transaction, in combination with the issuances of preferred stock pursuant to the Stock Purchase Agreement discussed below, is referred to as the “Reorganization”). The Reorganization was accounted for as a reverse acquisition of the Company by ORBCOMM LLC and a related issuance of Series A preferred stock. Accordingly, the historical consolidated financial statements of ORBCOMM LLC became the historical consolidated financial statements of the Company. ORBCOMM LLC, formerly a majority-owned subsidiary of ORBCOMM Holdings LLC (“Holdings”), was organized as a limited liability company in Delaware on April 4, 2001. On April 23, 2001, ORBCOMM LLC acquired substantially all of the non-cash assets and assumed certain liabilities of ORBCOMM Global L.P. and its subsidiaries (the “Predecessor Company”), which had filed petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware on September 15, 2000. The Predecessor Company was a limited partnership formed by Orbital Communications Corporation, a subsidiary of Orbital Sciences Corporation, and Teleglobe Mobile Partners, a subsidiary of Teleglobe Holdings Corporation.

The Reorganization included the closing of a Stock Purchase Agreement (the “Stock Purchase Agreement”) among ORBCOMM, ORBCOMM LLC and certain investors pursuant to which the following occurred:

•	ORBCOMM issued 5,392,606 shares of Series A convertible redeemable voting preferred stock (“Series A preferred stock”) to new investors at a price of $2.84 per share, and received gross proceeds totaling $15,315.

•	Certain note holders of ORBCOMM LLC entered into agreements to contribute the principal balances and accrued interest of their notes, totaling $10,967, to ORBCOMM in exchange for 3,861,703 shares of Series A preferred stock at a price of $2.84 per share.

•	Holders of warrants to purchase 2,736,997 membership interest units of ORBCOMM LLC, representing all of the issued and outstanding warrants of ORBCOMM LLC, entered into agreements to contribute such warrants to ORBCOMM in exchange for warrants, with substantially the same terms and conditions, to purchase 1,824,665 shares of common stock of ORBCOMM. The warrants have exercise prices ranging from $2.33 per share to $4.26 per share and expire starting November 2007 through February 2009.

•	In August 2004, ORBCOMM issued an additional 4,051,888 shares of Series A preferred stock to new and existing investors at $2.84 per share, pursuant to the Stock Purchase Agreement and received gross proceeds of $11,507. In connection with the sales of the Series A preferred stock in February and August 2004, ORBCOMM incurred aggregate issuance costs of $2,595.

Note 2.	Initial Public Offering

On November 8, 2006, the Company closed its initial public offering (“IPO”) of 9,230,800 shares of common stock at a price of $11.00 per share. The Company received net proceeds of approximately $89,500 from the IPO, after deducting underwriters’ discounts and commissions and offering costs of which $600 has not been paid as of December 31, 2006. From the net proceeds, the Company paid accumulated and unpaid dividends totaling $7,467 to the holders of Series B preferred stock, contingent purchase price consideration of $3,631 relating to the Satcom

Notes to consolidated financial statements
(In thousands, except share, unit, per share and per unit amounts)

Transaction (see Note 7) and $10,111 to the holders of Series B preferred stock in connection with obtaining consents required for the automatic conversion of the Series B preferred stock into common stock (see Note 12). All outstanding shares of Series A and B preferred stock automatically converted into an aggregate of 21,383,318 shares of common stock upon completion of the IPO.

The Company has incurred losses from inception including a net loss $11,215 in 2006 and as of December 31, 2006, the Company has an accumulated deficit of $59,847. As of December 31, 2006, the Company’s primary source of liquidity consisted of cash and cash equivalents and marketable securities, which the Company believes will be sufficient to provide working capital and fund capital expenditures, which primarily include the deployment of additional satellites which will be comprised of the quick-launch and next-generation satellites for the next twelve months.

Note 3.	Summary of Significant Accounting Policies

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company, its wholly owned and majority-owned subsidiaries, and investments in variable interest entities in which the Company is determined to be the primary beneficiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Investments in entities over which the Company has the ability to exercise significant influence but does not have a controlling interest are accounted for under the equity method of accounting. The Company considers several factors in determining whether it has the ability to exercise significant influence with respect to investments, including, but not limited to, direct and indirect ownership level in the voting securities, active participation on the board of directors, approval of operating and budgeting decisions and other participatory and protective rights. Under the equity method, the Company’s proportionate share of the net income or loss of such investee is reflected in the Company’s consolidated results of operations. Although the Company owns interests in companies that it accounts for pursuant to the equity method, the investments in those entities had no carrying value as of December 31, 2006 and 2005, and the Company had no equity in the earnings or losses of those investees for the years ended December 31, 2006, 2005 and 2004. Non-controlling interests in companies are accounted for by the cost method where the Company does not exercise significant influence over the investee. The Company’s cost basis investments had no carrying value as of December 31, 2006 and 2005.

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses at the date of the consolidated financial statements and during the reporting periods, and to disclose contingent assets and liabilities at the date of the consolidated financial statements. Actual results could differ from those estimates. The most significant estimates relate to the allowances for doubtful accounts, the useful lives and impairment of the Company’s satellite network, other equipment and license rights, inventory valuation, the fair value of acquired assets, the fair value of securities underlying share-based payment arrangements and the realization of deferred tax assets.

Revenue recognition

Product revenues are derived from sales of Communicators and other equipment, such as gateway earth stations and gateway control centers, to customers. The Company derives service revenues from its resellers (i.e., its value added resellers (“VARs”), international value added resellers (“IVARs”), international licensees and country representatives) and direct customers from utilization of Communicators on the ORBCOMM System. These service revenues consist of a one-time activation fee for each Communicator activated for use and monthly usage

Notes to consolidated financial statements
(In thousands, except share, unit, per share and per unit amounts)

fees. Usage fees charged to customers are based upon the number, size and frequency of data transmitted by a customer and the overall number of Communicators activated by each customer. Usage fees charged to the Company’s VARs, IVARs, international licensees and country representatives are charged primarily based on the overall number of Communicators activated by the VAR, IVAR, international licensee or country representative and the total amount of data transmitted by their customers. For one licensee customer, the Company charges usage fees as a percentage of the licensee’s revenues. The Company also earns revenues from providing engineering, technical and management support services to customers, and from license fees and royalties relating to the manufacture of Communicators by third parties under certain manufacturing agreements.

Revenues generated from the sale of Communicators and other products are either recognized when the products are shipped or when customers accept the products, depending on the specific contractual terms. Sales of Communicators and other products are not subject to return and title and risk of loss pass to the customer at the time of shipment. Sales of Communicators are primarily to VARs and IVARs are not bundled with services arrangements. Revenues from sales of gateway earth stations and related products are recognized upon customer acceptance. Revenues from the activation of Communicators are initially recorded as deferred revenues and are, thereafter, recognized ratably over the term of the agreement with the customer, generally three years. Revenues generated from monthly usage and administrative fees and engineering services are recognized when the services are rendered. Upfront payments for manufacturing license fees are initially recorded as deferred revenues and are recognized ratably over the term of the agreements, generally ten years. Revenues generated from royalties relating to the manufacture of Communicators by third parties are recognized when the third party notifies the Company of the units it has manufactured and a unique serial number is assigned to each unit by the Company.

Amounts received prior to the performance of services under customer contracts are recognized as deferred revenues and revenue recognition is deferred until such time that all revenue recognition criteria have been met.

For arrangements with multiple obligations (e.g., deliverable and undeliverable products, and other post-contract support), the Company allocates revenues to each component of the contract based on objective evidence of its fair value. The Company recognizes revenues allocated to undelivered products when the criteria for product revenues set forth above are met. If objective and reliable evidence of the fair value of the undelivered obligations is not available, the arrangement consideration allocable to a delivered item is combined with the amount allocable to the undelivered item(s) within the arrangement. Revenues are recognized as the remaining obligations are fulfilled.

Out-of-pocket expenses incurred during the performance of professional service contracts are included in costs of services and any amounts re-billed to clients are included in revenues during the period in which they are incurred. Shipping costs billed to customers are included in product sales revenues and the related costs are included as costs of product sales.

The Company, on occasion, issues options to purchase its equity securities or the equity securities of its subsidiaries, or issues shares of its common stock as an incentive in soliciting sales commitments from its customers. The grant date fair value of such equity instruments is recorded as a reduction of revenues on a pro-rata basis as products or services are delivered under the sales arrangement.

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

Notes to consolidated financial statements
(In thousands, except share, unit, per share and per unit amounts)

Foreign currency translation

The Company has foreign operations where the functional currency has been determined to be the local currency. For operations where the local currency is the functional currency, assets and liabilities are translated using end-of-period exchange rates; revenues, expenses and cash flows are translated using average rates of exchange. For these operations, currency translation adjustments are accumulated in a separate component of stockholders’ deficit. Transaction gains and losses are recognized in the determination of net income or loss.

Fair value of financial instruments

The carrying value of the Company’s short-term financial instruments, including cash, accounts receivable, accounts payable and accrued expenses approximated their fair value due to the short-term nature of these items. There is no market value information available for the Company’s long-term receivables and a reasonable estimate could not be made without incurring excessive costs.

Cash and cash equivalents

The Company considers all liquid investments with maturities of three months or less, at the time of purchase, to be cash equivalents.

Marketable securities

Marketable securities consist of floating rate redeemable municipal debt securities which have stated maturities ranging from twenty to forty years. The Company classifies these securities as available-for-sale. Management determines the appropriate classification of its investments at the time of purchase and at each balance sheet date. Available-for-sale securities are carried at fair value with unrealized gains and losses, if any, reported in accumulated other comprehensive income. Interest received on these securities is included in interest income. Realized gains or losses upon disposition of available-for-sale securities are included in other income. As of December 31, 2006, the fair value of these securities approximates cost.

Concentration of risk

The Company’s customers are primarily commercial organizations headquartered in the United States. Accounts receivable are generally unsecured.

Accounts receivable are due in accordance with payment terms included in contracts negotiated with customers. Amounts due from customers are stated net of an allowance for doubtful accounts. Accounts that are outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time accounts are past due, the customer’s current ability to pay its obligations to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they are deemed uncollectible.

Long-term receivables represent amounts due from the sale of products and services to related parties that are collateralized by assets whose estimated fair market value exceeds the carrying value of the receivables (see Note 15).

During the years ended December 31, 2006, 2005 and 2004, one customer comprised 49.5%, 31.4% and 37.2% of revenues, respectively. During 2005, a second customer comprised 13.5% of revenues, resulting from the sale of a gateway earth station to that customer. At December 31, 2006 and 2005, one customer accounted for 60.3% and 41.9% of accounts receivable, respectively.

A significant portion of the Company’s Communicators are manufactured under a contract by Delphi Automotive Systems LLC, a subsidiary of Delphi Corporation, which is under bankruptcy protection. The Communicators are manufactured by a Delphi affiliate in Mexico, which the Company does not believe will

Notes to consolidated financial statements
(In thousands, except share, unit, per share and per unit amounts)

be impacted by the Delphi bankruptcy. As of December 31, 2006, there has been no interruption to the supply of Communicators from Delphi.

The Company does not currently maintain in-orbit insurance coverage for its satellites to address the risk of potential systemic anomalies, failures or catastrophic events affecting the existing satellite constellation. If the Company experiences significant uninsured losses, such events could have a material adverse impact on the Company’s business.

Inventories

Inventories are stated at the lower of cost or market, determined on a first-in, first-out basis. Inventory represents finished goods available for sale to customers. The Company regularly reviews inventory quantities on hand and adjusts the carrying value of excess and obsolete inventory based on historical demand, as well as an estimated forecast of product demand. Impairment charges for excess and obsolete inventory are recorded in costs of product sales in the accompanying consolidated statements of operations and amounted to approximately $361, $115 and $56 for the years ended December 31, 2006, 2005 and 2004, respectively.

Satellite network and other equipment

Satellite network and other equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are recognized once an asset is placed in service using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of their useful life or their respective lease term.

Satellite network includes costs of the constellation of satellites, and the ground and control segments, consisting of gateway earth stations, gateway control centers and the network control center (the “Ground Segment”).

Assets under construction primarily consists of costs relating to the design, development and launch of the Coast Guard demonstration satellite, payload, bus and launch procurement agreements for the quick-launch satellites and other related costs, and upgrades to the Company’s infrastructure and the Ground Segment. Once these assets are placed in service they will be transferred to satellite network and then depreciation will be recognized using the straight-line method over the estimated lives of the assets. No depreciation has been charged on these assets as of December 31, 2006.

The cost of repairs and maintenance is charged to operations as incurred; significant renewals and betterments are capitalized.

Capitalized development costs

The Company capitalizes the costs of acquiring, developing and testing software to meet the Company’s internal needs. Capitalization of costs associated with software obtained or developed for internal use commences when both the preliminary project stage is completed and management has authorized further funding for the project, based on a determination that it is probable that the project will be completed and used to perform the function intended. Capitalized costs include only (1) external direct cost of materials and services consumed in developing or obtaining internal-use software, and (2) payroll and payroll-related costs for employees who are directly associated with and devote time to the internal-use software project. Capitalization of such costs ceases no later than the point at which the project is substantially complete and ready for its intended use. Internal use software costs are amortized once the software is placed in service using the straight-line method over periods ranging from three to five years. Prior to 2005, the Company did not capitalize any payroll and payroll-related costs because in the opinion of management these costs were not deemed capitalizable. Capitalized internal use software costs are amortized using the straight-line method over the estimated lives of the assets.

Notes to consolidated financial statements
(In thousands, except share, unit, per share and per unit amounts)

Intangible assets

Intangible assets consist primarily of licenses acquired from affiliates to market and resell the Company’s services in certain foreign geographic areas and related regulatory approvals to allow the Company to provide its services in various countries and territories. The Company’s intangible assets also include acquired intellectual property related to the manufacture of Communicators. Intangible assets are stated at their acquisition cost. The Company does not have any indefinite lived intangible assets at December 31, 2006 and 2005.

Amortization of intangible assets is recognized using the straight-line method over the estimated useful lives of the assets.

Impairment of long-lived assets

The Company’s reviews its long-lived assets and amortizable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In connection with this review, the Company also reevaluates the periods of depreciation and amortization for these assets. The Company recognizes an impairment loss when the sum of the future undiscounted net cash flows expected to be realized from the asset is less than its carrying amount. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset, which is determined using the present value of net future operating cash flows to be generated by the asset.

Debt issuance costs and debt discount

Loan fees and other costs incurred in connection with the issuance of notes payable are deferred and amortized over the term of the related loan using the effective interest method. Such amortization is reported as a component of interest expense.

The Company accounts for the intrinsic value of beneficial conversion rights arising from the issuance of convertible debt instruments with conversion rights that are “in-the-money” at the commitment date pursuant to Emerging Issues Task Force (“EITF”) Issue No. 98-5 and EITF Issue No. 00-27. Such value is measured based on the relative fair value of the detachable convertible instrument and the associated debt and is allocated to additional paid-in-capital (or members’ deficiency prior to the Reorganization) and recorded as a reduction in the carrying value of the related debt. The intrinsic value of beneficial conversion rights is amortized to interest expense from the issuance date through the earliest date the underlying debt instrument can be converted, using the effective interest method.

Warrants, or any other detachable instruments issued in connection with debt financing agreements are valued using the relative fair value method and allocated to additional paid-in capital (or members’ deficiency prior to the Reorganization) and recorded as a reduction in the carrying value of the related debt. This discount is amortized to interest expense from the issuance date through the maturity date of the debt using the effective interest method.

If debt is repaid, or converted into preferred or common stock, prior to the full amortization of the related issuance costs, beneficial conversion rights or debt discount, the remaining balance of such items is recorded as loss on extinguishment of debt in the Company’s consolidated statements of operations. Prepaid interest associated with notes payable is recognized based on the terms of the related notes, generally in the first interest periods of the notes.

Convertible redeemable preferred stock

At the time of issuance, preferred stock is recorded at its gross proceeds less issuance costs. The carrying value is increased to the redemption value using the effective interest method over the period from the date of issuance to the earliest date of redemption. The carrying value of preferred stock is also increased by cumulative unpaid dividends. At December 31, 2006, the Company did not have any issued and outstanding convertible redeemable preferred stock.

Notes to consolidated financial statements
(In thousands, except share, unit, per share and per unit amounts)

Income taxes

Prior to February 17, 2004, the consolidated financial statements did not include a provision for federal and state income taxes because ORBCOMM LLC was treated as a partnership for federal and state income tax purposes. As such, ORBCOMM LLC was not subject to any income taxes, as any income or loss through February 17, 2004 was included in the tax returns of the individual members.

ORBCOMM LLC became a wholly owned subsidiary of the Company as of February 17, 2004. The Company is a “C” corporation and for income tax purposes has adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109 Accounting for Income Taxes (“SFAS 109”).

Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when realization of deferred tax assets is not considered more likely than not.

Loss contingencies

The Company accrues for costs relating to litigation, claims and other contingent matters when such liabilities become probable and reasonably estimable. Such estimates may be based on advice from third parties or on management’s judgment, as appropriate. Actual amounts paid may differ from amounts estimated, and such differences will be charged to operations in the period in which the final determination of the liability is made.

Stock-based compensation

On January 1, 2006, the Company adopted SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS 123(R)”), which requires the measurement and recognition of stock-based compensation expense for all share-based payment awards made to employees and directors based on estimated fair values.

The Company adopted SFAS 123(R) using the modified prospective transition method. Under that transition method, stock-based compensation expense recognized during the year ended December 31, 2006 includes stock-based compensation expense for all share-based payments granted prior to, but not vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) and stock-based compensation expense for all share-based payments granted on or after January 1, 2006, based on the grant-date fair value, estimated in accordance with provisions of SFAS 123(R).

SFAS 123(R) requires companies the measurement and recognition of compensation expense for all shared-based payment awards made to employees and directors based on estimated fair values. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period. For awards with performance conditions, an evaluation at the grant date and future periods as to the likelihood of the performance criteria being met. Compensation expense is adjusted in future periods for subsequent changes in the expected outcome of the performance conditions until the vesting date. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS No. 123 for the periods prior to January 1, 2006, the Company accounted for forfeitures as they occurred. In accordance with the modified prospective transition method, prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

Prior to January 1, 2006, the Company accounted for stock-based compensation arrangements with employees in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, using the intrinsic value method of accounting which requires charges

Notes to consolidated financial statements
(In thousands, except share, unit, per share and per unit amounts)

to stock-based compensation expense for the excess, if any, of the fair value of the underlying stock at the date an employee stock option is granted (or at an appropriate subsequent measurement date) over the amount the employee must pay to acquire the stock. For the years ended December 31, 2005 and 2004, the Company recorded the intrinsic value per share as stock-based compensation over the applicable vesting period, using the straight-line method. The Company provided the required disclosures of SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. Stock-based awards to nonemployees prior to January 1, 2006 were accounted for under the provisions of SFAS No. 123 and EITF Issue No. 96-18, Accounting for Equity Instruments Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

Recent accounting pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will be effective for the Company beginning January 1, 2007. The Company does not believe that the adoption of FIN 48 will have a material impact on its consolidated financial statements.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB 108 is effective for fiscal years ending on or after November 15, 2006. The adoption of this standard did not have a material impact on the Company’s Consolidated Financial Statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 will be effective for the Company on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS 159 on its consolidated financial statements.

Note 4.	Stock-based Compensation

In September 2006, the Company’s stockholders approved the 2006 Long-Term Incentives Plan (the “2006 LTIP”), under which awards for an aggregate amount of 4,658,207 shares of common stock are available for grants to directors and employees. The 4,658,207 shares available for grant under the 2006 LTIP includes 202,247 shares of common stock remaining available for grant under the Company’s 2004 stock option plan as of December 31, 2006 and will be increased by the number of shares underlying awards under the 2004 stock option plan that have been cancelled or forfeited since that date. The 2006 LTIP replaces in its entirety the Company’s 2006 stock option plan adopted in December 2005. As of December 31, 2006, there were 3,690,413 remaining shares available for grant under the 2006 LTIP.

Notes to consolidated financial statements
(In thousands, except share, unit, per share and per unit amounts)

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

In 2004, the Company established the 2004 Stock Option Plan which provides for the issuance of options to purchase up to 1,666,667 shares of common stock to officers, directors, employees and consultants. At December 31, 2006, options to purchase 202,247 shares were available for issuance under the 2004 stock option plan that are included in the 2006 LTIP as discussed above. Options granted under the 2004 Stock Option Plan have a maximum term of 10 years and vest over a period determined by the Company’s Board of Directors (generally four years) at an exercise price per share determined by the Board of Directors at the time of the grant. The 2004 stock option plan expires 10 years from the effective date, or when all options have been granted, whichever is sooner.

The Company recognized $3,945 of stock-based compensation expense for the year ended December 31, 2006. The Company has not recognized, and does not expect to recognize in the foreseeable future, any tax benefit related to employee stock-based compensation expense as a result of the full valuation allowance on its net deferred tax assets and its net operating loss carryforwards.

The components of the Company’s stock-based compensation expense are presented below:

	For the Years Ended December 31,
	2006	2005	2004

Stock options	$651	$201	$1,516
Restricted stock units	2,904	—	—
Stock appreciation rights	390	—	—

Total	$3,945	$201	$1,516

Stock- based compensation — stock options granted under the 2004 Stock Option Plan

The fair value of stock options is estimated on the date of grant using the Black-Scholes option pricing model with the assumptions described below for the periods indicated. Expected volatility was based on the stock volatility for comparable publicly traded companies. The Company uses historical activity to estimate the expected life of stock options, giving consideration to the contractual terms and vesting schedules. Estimated forfeitures were based on voluntary and involuntary termination behavior as well as analysis of actual option forfeitures. The risk-free interest rate was based on the U.S. Treasury yield curve at the time of the grant over the expected term of the stock option grants.

	Years Ended December 31,
	2006	2005(1)	2004

Risk-free interest rate	4.64%	—	2.33%
Expected life (years)	4.00	—	3.00 to 4.00
Expected volatility factor	44.50%	—	61.50%
Expected dividends	None	—	None

(1)	There were no options granted in 2005.

In February 2006, the Company granted an option to an employee to purchase 50,000 shares of common stock. The Company determined the fair value of its common stock underlying these stock options to be $15.00 per share.

Notes to consolidated financial statements
(In thousands, except share, unit, per share and per unit amounts)

The Company made such determination by considering a number of factors including the conversion price of its Series B preferred stock issued in December 2005 and January 2006, recent business developments, a discounted cash flow analysis of its projected financial results, and preliminary estimated price ranges related to the commencement of its process for an IPO.

In 2004, the Company granted options to employees to purchase a total of 1,528,331 shares of common stock, at exercise prices ranging from $2.33 to $4.26 per share. The Company determined the fair market value of its common stock in 2004 to be $4.26 per share based upon the sales prices of its Series A preferred stock issued in arm’s-length transactions with unaffiliated parties. The aggregate intrinsic value of such options, in the amount of $1,764, was being recognized as stock-based compensation expense over the vesting period of the stock options. The Company recognized $201 and $1,516 of stock-based compensation expense related to such options in the years ended December 31, 2005 and 2004, respectively.

Prior to adopting the provisions of SFAS 123(R), the Company recorded stock-based compensation expense for employee stock options pursuant to APB No. 25, and provided the required pro forma disclosures of SFAS 123. The following table illustrates the pro forma effect on net loss and basic and diluted net loss per share for fiscal years 2005 and 2004 had the Company accounted for employee stock-based compensation in accordance with SFAS No. 123:

	Years Ended
	December 31,
	2005	2004

Net loss applicable to common shares, as reported	$(14,248)	$(14,535)
Add: Stock-based employee compensation determined under APB No. 25 and included in reported net loss	201	1,516
Deduct: Employee stock-based compensation determined under the fair value method for all awards, net of related tax effects	(530)	(2,387)

Pro forma net loss applicable to common shares	$(14,577)	$(15,406)

Net loss per common share, basic and diluted:
As reported	$(2.51)	$(2.57)

Pro forma	$(2.57)	$(2.72)

A summary of the status of the Company’s 2004 stock option plan as of December 31, 2006 is as follows:

			Weighted-Average
			Remaining	Aggregate
	Number of	Weighted-Average	Contractual	Intrinsic Value
	Shares	Exercise Price	Term (years)	(in thousands)

Outstanding at January 1, 2006	1,461,753	$3.06
Granted (February 2006)	50,000	4.88
Exercised	—	—
Forfeited or expired	(47,333)	3.86

Outstanding at December 31, 2006	1,464,420	$3.09	6.87	$8,388

Exercisable at December 31, 2006	1,371,615	$3.00	6.82	$7,976

Vested and expected to vest at December 31, 2006	1,449,861	$3.08	6.87	$8,318

Notes to consolidated financial statements
(In thousands, except share, unit, per share and per unit amounts)

The weighted-average grant date fair value of stock options granted during 2006 and 2004 was $11.16 and $2.34, respectively.

A summary of the Company’s non-vested stock options under the 2004 stock option plan is presented in the following table:

		Weighted-Average Grant
	Shares	Date Fair Value

Balance at January 1, 2006	252,566	$2.10
Granted	50,000	11.16
Vested	(176,926)	3.79
Forfeited	(32,835)	2.09

Balance at December 31, 2006	92,805	$4.03

The Company applied a forfeiture rate of 6% calculating the number of options expected to vest as of December 31, 2006. As of December 31, 2006, $363 of total unrecognized compensation cost related to stock options issued to employees under the 2004 stock option plan is expected to be recognized over a weighted-average term of 1.83 years.

2006 LTIP

In October 2006, the Compensation Committee of the Company’s Board of Directors approved the issuance of 1,059,280 restricted stock units (“RSUs”) to employees of the Company. The holders of the RSUs are entitled to receive an equivalent number of common shares upon vesting of the RSUs. An aggregate of 532,880 RSUs are time-based awards that vest in three equal installments, subject to continued employment on January 1, 2007, 2008 and 2009. An aggregate of 526,400 RSUs are performance-based awards that will vest upon attainment of various operational and financial performance targets established for each of fiscal 2006, 2007 and 2008 by the Compensation Committee or the Board of Directors and continued employment by the employee through dates the Compensation Committee has determined that the performance targets have been achieved.

In October 2006, the Compensation Committee established performance targets for fiscal 2006 and, for the grants to certain individuals, the performance targets for fiscal 2007 with respect to an aggregate of 258,044 performance based RSUs. Accordingly, these grants are considered granted for accounting purposes upon issuance.

As of December 31, 2006, the Company estimates that the performance targets will be achieved at a rate of 71%, resulting in 183,834 performance-based RSUs vesting in 2007 and 2008. As of December 31, 2006, the remaining 264,123 performance-based RSUs, net of cancellations totaling 4,233, are not considered granted for accounting purposes as the Compensation Committee has not yet established performance targets for fiscal 2007 and 2008.

A summary of the activity relating to the Company’s time-based and performance-based RSUs for the year ended December 31, 2006 is as follows:

	Time-Based	Performance-Based
	RSUs	RSUs

Outstanding at January 1, 2006	—	—
Granted	532,880	258,044
Vested	—	—
Forfeited or cancelled	(4,793)	(560)

Unvested at December 31, 2006	528,087	257,484

Notes to consolidated financial statements
(In thousands, except share, unit, per share and per unit amounts)

The grant date fair value of the time and performance-based RSUs was determined to be $11.00 per common share, the price of the Company’s common stock sold in its IPO.

All of the time-based RSUs that were subject to continued employment on January 1, 2007 vested. For the year ended December 31, 2006, the Company recorded stock-based compensation expense of $1,925 relating to these RSUs and stock-based compensation expense of $979 relating to the performance-based RSUs based on expected achievement of the performance targets.

As of December 31, 2006, $3,882 of total unrecognized compensation cost related to the time-based RSUs granted to employees is expected to be recognized ratably through January 1, 2009. As of December 31, 2006, $1,041 of total unrecognized compensation cost related to the performance-based RSUs granted to employees of which $875 is expected to be recognized in the first quarter of 2007 and the remaining balance of $166 is expected be recognized from March 2007 through January 2008.

In October 2006, the Compensation Committee of the Company’s Board of Directors approved the issuance of 413,334 stock appreciation rights (“SARs”) to certain executive officers of the Company. The SARs expire 10 years from the date of grant. The SARs are payable in cash, shares of common stock or a combination of both upon exercise, as determined by the Compensation Committee. An aggregate of 66,667 are time-based SARs that vest in three equal installments subject to continued employed on January 1, 2007, 2008 and 2009. The grant date fair value of these SARs was $5.41.

An aggregate of 346,667 SARs are performance-based awards that will vest upon attainment of various operational and financial performance targets established for each of fiscal 2006, 2007 and 2008 by the Compensation Committee or the Board of Directors and continued employment by the executive officers through dates the Compensation Committee has determined that the performance targets have been achieved.

In October 2006, the Compensation Committee has established performance targets for fiscal 2006 with respect to an aggregate of 115,556 performance-based SARs. Accordingly, these SARs are considered granted for accounting purposes upon issuance and compensation cost associated with these SARs is expected to be recognized ratably over the vesting periods. As of December 31, 2006, the Company estimates performance targets will be achieved at a rate of 88%, resulting in 101,731 performance-based SARs vesting in March 2007. The grant date fair value of these SARs was $5.18. As of December 31, 2006, the remaining 231,111 performance-based SARs are not considered granted for accounting purposes as the Compensation Committee has not yet established performance targets for fiscal 2007 and 2008.

As of December 31, 2006, none of these SARs has vested or have been cancelled. As of December 31, 2006, the weighted average remaining contractual terms for the time and performance-based SARs was 9.75 years.

All of the time-based SARs that were subject to continued employment on January 1, 2007 vested. For the year ended December 31, 2006, the Company recorded stock-based compensation expense of $119 relating to these SARs and $271 of stock-based compensation expense relating to the performance-based SARs based on the expected achievement of the performance targets.

As of December 31, 2006, $242 of total unrecognized compensation cost related to the time-based SARs issued to executive officers is expected to be recognized ratably through January 1, 2009. As of December 31, 2006, $256 of total unrecognized compensation cost related to the 2006 performance-based SARs granted to executive officers is expected to be recognized in the first quarter of 2007.

As of December 31, 2006, the Company had $5,784 of total unrecognized compensation cost for all share-based payment arrangements.

The fair value of the time- and 2006 performance-based SARs granted in 2006 was estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions: expected volatility of 43.85% based on the stock volatility for comparable public traded companies; expected life of 5.50 and 6.00 years utilizing the “simplified” method based on the average of the vesting term and the contractual term; risk-free interest rate of

Notes to consolidated financial statements
(In thousands, except share, unit, per share and per unit amounts)

4.66% based on the U.S. Treasury yield curve at the time of the grant over the expected term; and a zero dividend yield.

The average exercise price of the SARs granted in 2006 was $11.00 which was equal to the price of the Company’s common stock sold in its IPO. At December 31, 2006, the aggregate intrinsic value for SARs outstanding and expected to vest was $0.

In December 2006, the Company’s Board of Directors gave employees and executive officers of the Company an option to defer vesting for the RSUs and SARs awards. Certain employees of the Company accepted the option to defer vesting, subject to continued employment to May 21, 2007, 2008 and 2009, relating to their RSU awards, which created a modification in accordance with SFAS 123(R). A total of 269,926 time-based RSU awards and performance-based awards were modified. However, no additional stock-based compensation expense was recognized at the date of the modification as these awards were expected to vest under the original vesting terms and the fair market value of Company’s common stock on the date of modification was lower then the fair market value at the grant date.

Note 5.	Net Loss per Common Share

Basic net loss per common share is calculated by dividing net loss applicable to common stockholders (net loss adjusted for dividends required on preferred stock and accretion in preferred stock carrying value) by the weighted-average number of common shares outstanding for the year. Diluted net loss per common share is the same as basic net loss per common share, since potentially dilutive securities such as RSUs, SARs, stock options, stock warrants convertible preferred stock and convertible notes would have an antidilutive effect as the Company incurred a net loss for the years ended December 31, 2006, 2005 and 2004. The potentially dilutive securities excluded from the determination of basic and diluted loss per share, as their effect is antidilutive, are as follows:

	Years Ended December 31,
	2006	2005	2004

Common stock warrants	1,617,296	1,917,998	1,917,998
Stock options	1,464,420	1,461,707	1,476,457
RSUs	785,571	—	—
SARs	182,223	—	—
Series A convertible preferred stock	—	9,369,074	8,955,741
Series B convertible preferred stock	—	11,753,333
Series A preferred stock warrants	—	318,928	318,928

	4,049,510	24,821,040	12,669,124

In connection with the Company’s IPO, all outstanding shares of Series A and Series B convertible preferred stock automatically converted into shares of common stock and all outstanding warrants to purchase Series A preferred stock were converted into warrants to purchase shares of common stock. The net loss applicable to common shares of the Company for the year ended December 31, 2004 is based on the Company’s net loss for the period from the date of the Reorganization (February 17, 2004) through December 31, 2004. Net loss attributable to the period from January 1, 2004 to February 16, 2004, prior to the Company becoming a corporation and issuing its common shares, has been excluded from the net loss applicable to common shares. As a result, net loss per common share for 2004 is not comparable to the net loss per common share for 2006 and 2005.

Notes to consolidated financial statements
(In thousands, except share, unit, per share and per unit amounts)

For the years ended December 31, 2006, 2005 and 2004, the reconciliation between net loss and net loss applicable to common shares is as follows:

	Years Ended December 31,
	2006	2005	2004

Net loss	$(11,215)	$(9,098)	$(12,389)
Less: Net loss attributable to period prior to the Reorganization	—	—	1,492
Add: Preferred stock dividends and accretion of preferred stock carrying value	(8,320)	(5,150)	(3,638)
Add: Consent payment to holders of Series B preferred stock for the automatic conversion of the Series B preferred stock into common stock. (See Note 12)	(10,111)	—	—

Net loss applicable to common shares	$(29,646)	$(14,248)	$(14,535)

Note 6.	Acquisitions

Acquisition of Sistron International LLC.

On February 17, 2004, as a condition to the Reorganization, two officers of the Company contributed all of their interests in Sistron International LLC (“Sistron”) (representing 100% of Sistron) to the Company in exchange for 127,414 shares of Series A redeemable convertible preferred stock of the Company. Sistron is a value added reseller of the Company’s services.

Sistron and the Company were entities under common control and as a result, the acquisition of Sistron was accounted for in a manner similar to a pooling of interests and Sistron’s assets and liabilities were recorded at their historical carrying amounts. The excess of the carrying amount of Sistron’s liabilities over its assets of $103 was recorded as an increase in accumulated deficit. The Company also recorded a reduction to additional paid-in capital of $362 which equaled the carrying value of preferred stock issued for the interests in Sistron. Sistron’s results of operations from January 1, 2004 through February 17, 2004 were immaterial and were not included in the Company’s consolidated statements of operations prior to the acquisition.

Acquisition of interest in Satcom International Group plc.

On October 7, 2005 the Company acquired, from two officers of the Company, a 51% interest in Satcom International Group plc. (“Satcom”) in exchange for (i) 620,000 shares of Series A redeemable convertible preferred stock and the assumption of certain liabilities and (ii) a contingent payment in the event of a sale of or IPO of the Company. The contingent payment would equal $2,000, $3,000 or $6,000 in the event of proceeds from such a sale or the valuation in an IPO exceeding $250,000, $300,000 or $500,000, respectively, subject to proration for amounts that fall in between these thresholds. Satcom is an international licensee of the Company’s services. The transaction was completed in order to eliminate any potential conflict of interest between the Company and the officers (see Note 15).

Upon review of the activities of Satcom, the Company determined that the operations of Satcom did not qualify as a business as it had no employees, no sales force, insignificant revenues, and its only assets of value were its granted licenses. Satcom had been inactive for several years at the time of acquisition. Accordingly, the acquisition was accounted for as an asset purchase. The assets acquired were recorded at their estimated fair value at the date of acquisition of $4,655. As consideration, the Company issued 620,000 shares of Series A preferred stock valued with an aggregate value of $1,761 (determined at the date the agreement to purchase Satcom was executed). The Company incurred transactions costs of $508. The net asset value attributed to the 49% owners is

Notes to consolidated financial statements
(In thousands, except share, unit, per share and per unit amounts)

recorded at its historical cost basis which was $0 at the date of acquisition. The Company allocated the purchase price as follows:

Acquired licenses	$4,484
Other assets	171
Liabilities (including note payable to related party of $586)	(2,386)

Acquisition cost	$2,269

The accompanying consolidated statements of operations and cash flows include Satcom’s revenues, operating expenses and cash flows from October 7, 2005.

On November 8, 2006, the Company closed its IPO and accordingly, made a contingent payment of $3,631 based on the valuation of the Company established by the IPO, which has been recorded as an increase in the carrying value of the acquired licenses (see Note 8).

Note 7.	Satellite Network and Other Equipment

Satellite network and other equipment consisted of the following:

	Useful Life	December 31,
	(Years)	2006	2005

Land		$379	$—
Satellite network	5-7	7,373	7,421
Capitalized software	3-5	516	268
Computer hardware	5	867	318
Other	5-7	411	345
Assets under construction		26,905	5,331

		36,451	13,683
Less accumulated depreciation and amortization		(7,320)	(5,896)

		$29,131	$7,787

During the years ended December 31, 2006 and 2005, the Company capitalized costs attributable to the design and development of internal-use software in the amount of $386 and $367, respectively.

Depreciation and amortization expense for the years ended December 31, 2006, 2005 and 2004 was $1,424, $1,556, and $1,241, respectively. This includes amortization of internal-use software of $104, $42 and $11 for the years ended December 31, 2006, 2005 and 2004, respectively.

Assets under construction primarily consist of costs relating to the design, development and launch of a single demonstration satellite pursuant to a contract with the United States Coast Guard (“USCG”) (see Notes 10 and 16) and milestone payments and other costs pursuant to the Company’s satellite payload and launch procurement agreements with Orbital Sciences Corporation and OHB-System AG for its quick-launch satellites (see Note 16) and upgrades to its infrastructure and Ground Segment.

Notes to consolidated financial statements
(In thousands, except share, unit, per share and per unit amounts)

Note 8.	Intangibles Assets

The Company’s intangible assets consisted of the following:

		December 31,
		2006			2005
	Useful Life		Accumulated			Accumulated
	(Years)	Cost	Amortization	Net	Cost	Amortization	Net

Acquired licenses	6	$8,115	$(1,057)	$7,058	$4,484	$(187)	$4,297
Intellectual property	3	715	(715)	—	715	(637)	78

		$8,830	$(1,772)	$7,058	$5,199	$(824)	$4,375

On November 8, 2006, the Company made a contingent purchase price payment of $3,631 to certain former shareholders of Satcom (see Note 6). The entire amount was attributed to acquired licenses and will be amortized over the remaining life of the licenses. Amortization of intangible assets for the years ended December 31, 2006, 2005 and 2004 was $948, $426 and $239, respectively.

Estimated amortization expense for intangible assets is as follows:

Years Ending December 31,

2007	$1,486
2008	1,486
2009	1,486
2010	1,486
2011	1,114

$7,058

Note 9.	Accrued Liabilities

The Company’s accrued liabilities consisted of the following:

	December 31,
	2006	2005

Accrued Series B preferred stock issuance costs	$—	$2,911
Gateway settlement obligation (see Note 16)	945	1,645
Accrued compensation and benefits	2,094	960
Payroll taxes and withholdings, interest and penalties	—	117
Accrued warranty obligations	45	236
Accrued interest	622	560
Accrued professional services	361	596
Other accrued expenses	848	1,173

	$4,915	$8,198

Notes to consolidated financial statements
(In thousands, except share, unit, per share and per unit amounts)

The Company accrues an estimate of its exposure to warranty claims based on current product sales data and actual customer claims. The majority of the Company’s products carry a one-year warranty. The Company assesses the adequacy of its recorded accrued warranty costs periodically and adjusts the amount as necessary. The Company’s current contract manufacturer is responsible for warranty obligations related to the Company’s newer Communicator models which were introduced in the third quarter of 2005. During the year ended December 31, 2006, substantially all of the Communicators sold by the Company were these newer models. As of December 31, 2006 and 2005, accrued warranty obligations consisted of the following:

	December 31,
	2006	2005

Balance at January 1	$236	$493
Payments	(210)	(584)
Accruals for obligations	19	327

Balance at December 31	$45	$236

Note 10.	Deferred Revenue

Deferred revenues consisted of the following:

	December 31
	2006	2005

Professional services	$7,236	$6,674
Service activation fees	1,326	1,040
Manufacturing license fees	89	105
Prepaid services	1,498	808

	10,149	8,627
Less current portion	(2,083)	(575)

Long-term portion	$8,066	$8,052

During 2004, the Company entered into a contract with the USCG to design, develop, launch and operate a single satellite equipped with the capability to receive, process and forward Automatic Identification System (“AIS”) data (the “Concept Validation Project”). Under the terms of the agreement, title to the Concept Validation Project demonstration satellite remains with the Company, however the USCG will be granted a non-exclusive, royalty free license to use the designs, processes and procedures developed under the contract in connection with any future Company satellites that are AIS enabled. The Company is permitted to use the Concept Validation Project satellite to provide services to other customers, subject to receipt of a modification of the Company’s current license or special temporary authority from the Federal Communication Commission. The agreement also provides for post-launch maintenance and AIS data transmission services to be provided by the Company to the USCG for an initial term of 14 months. At its option, the USCG may elect under the agreement to receive maintenance and AIS data transmission services for up to an additional 18 months subsequent to the initial term. The deliverables under the arrangement do not qualify as separate units of accounting and, as a result, revenues from the contract will be recognized ratably commencing upon the launch of the Concept Validation Project demonstration satellite (expected during 2007) over the expected life of the customer relationship.

Deferred professional services revenues at December 31, 2006 and 2005 represent amounts received from the USCG under the contract.

Notes to consolidated financial statements
(In thousands, except share, unit, per share and per unit amounts)

Note 11.	Notes Payable

OHB Technology A.G.

In connection with the acquisition of a majority interest in Satcom (see Note 6), the Company has recorded an indebtedness to OHB Technology A.G. (formerly known as OHB Teledata A.G.) (“OHB”), a principal stockholder of the Company. At December 31, 2006, the principal balance of the note payable was €1,138 ($1,502) and it had a carrying value of $879. At December 31, 2005, the principal balance of the note payable was €1,138 ($1,348) and it had a carrying value of $594. The carrying value was based on the note’s estimated fair value at the time of acquisition. The difference between the carrying value and principal balance is being amortized to interest expense over the estimated life of the note of six years. Interest expense related to the note was $131 and $33 for the years ended December 31, 2006 and 2005, respectively. This note does not bear interest and has no fixed repayment term. Repayment will be made from the distribution profits (as defined in the note agreement) of ORBCOMM Europe LLC. The note has been classified as long-term and the Company does not expect any repayments to be required prior to December 31, 2007.

2005 bridge notes

In November and December 2005, the Company issued 10% bridge notes for net proceeds of $25,019 (“2005 Bridge Notes”). The 2005 Bridge Notes had a maturity date of February 16, 2010. The 2005 Bridge Notes were automatically convertible into shares of the Company’s Series B convertible redeemable preferred stock (“Series B preferred stock”) in the event the Company issued in excess of $25,000 of 2005 Bridge Notes and in certain other circumstances. In connection with the issuance of the 2005 Bridge Notes, the Company agreed to issue warrants to purchase common stock of the Company at the lower of $4.03 per share or the price of the next Company issuance of preferred stock. The warrants were subject to cancellation if the 2005 Bridge Notes were automatically converted into Series B preferred stock. On December 30, 2005, all 2005 Bridge Notes were converted into shares of Series B preferred stock at a conversion price of $4.03 per share and the Company’s obligation to issue warrants to purchase common stock terminated. The Company recognized a loss on extinguishment of debt of $1,016 for unamortized debt issuance costs upon conversion of the 2005 Bridge Notes.

10% convertible bridge notes

In January and February 2004, ORBCOMM LLC issued 10% Series C convertible bridge notes (“Series C Notes”) in the aggregate principal amount of $1,316. ORBCOMM LLC received proceeds of $1,250, net of prepaid interest of $66 from the sale of the Series C Notes. These notes were scheduled to mature on various dates from January through February 2005.

In connection with the issuance of the Series C Notes, ORBCOMM LLC issued warrants to purchase 131,578 membership interest units of ORBCOMM LLC at an exercise price of $2.84 per unit. These warrants were scheduled to expire on various dates from January through February 2009. The fair value of the warrants of $177 was recorded as debt discount. The Company used the Black-Scholes pricing model to determine the estimate fair value of its warrants. Additionally, these notes had a beneficial conversion feature which was valued at $177 and recorded as debt discount. The fair value of the warrants and the beneficial conversion feature were amortized to interest expense over the term of the notes using the effective interest method.

18% convertible bridge notes issued to investors and related parties

During 2002 and 2003, ORBCOMM LLC issued 18% convertible bridge notes (the “18% Notes”) to investors and related parties that were scheduled to mature on various dates in 2004 and 2003. In connection with the issuance of the 18% Notes, ORBCOMM LLC issued warrants to purchase an aggregate of 1,864,680 membership units of ORBCOMM LLC, of which 468,500 were issued to related parties. The warrants had an exercise price of $1.55 per unit. These warrants were scheduled to expire on various dates from November 2007 through November 2008. The fair value of the warrants of $1,511 was recorded as a debt discount. Additionally, these notes had a beneficial

Notes to consolidated financial statements
(In thousands, except share, unit, per share and per unit amounts)

conversion feature which was valued $1,511 and recorded as a debt discount. The fair value of the warrants and the beneficial conversion feature were amortized to interest expense over the terms of the notes using the effective interest method. In addition, certain holders of these 18% Notes had agreed to extend the maturity dates of the notes to 2004. In consideration for agreeing to extend the maturity dates, ORBCOMM LLC issued warrants to purchase 340,737 membership interest units of ORBCOMM LLC at an exercise price of $1.55 per unit, which expire in November 2008. The fair value of the warrants was $321 and recorded as debt discount. The fair value of these warrants was amortized over the term of the 18% Notes using the effective interest method.

12% convertible bridge note

During 2003, ORBCOMM LLC issued a 12% convertible promissory note (“12% Note”) in the amount of $2,500. The 12% Note was scheduled to mature on May 5, 2004. The 12% Note provided for the issuance of warrants. The number of warrants issued was based on the length of time the debt was outstanding. The 12% Note was automatically convertible into Series A preferred stock of the Company in the event of a qualified financing, as defined in the 12% Note.

In February 2004, following the Reorganization and pursuant to the terms of the 12% Note, the Company issued the noteholder warrants to purchase 132,041 shares of the Company’s Series A preferred stock at an exercise price of $2.84 per share. The fair value of the warrants of $213 and beneficial conversion feature of $213 were recorded as a loss on extinguishment of debt.

Conversion of notes

In February 2004, in connection with the Reorganization (see Note 1), certain holders of the Series C Notes, the 18% Notes and the 12% Note exchanged notes having an aggregate principal balance and accrued interest of approximately $10,967 for 3,861,703 shares of the Company’s Series A preferred stock. Noteholders who did not convert their notes were repaid approximately $3,263 in 2004 in satisfaction of all amounts due thereunder. The unamortized balances of debt discount and deferred charges in the amounts of $1,279 and $478, respectively, were recorded as a loss on extinguishment of debt on the date of conversion.

Interest expense and amortization

Interest expense and amortization of debt issuance costs and debt discount are as follows:

	Interest Expense			Amortization of Debt			Amortization of Debt
	for the Years			Issuance Costs for the			Discount for the Years
	Ended December 31,			Years Ended December 31,			Ended December 31,
	2006	2005	2004	2006	2005	2004	2006	2005	2004

Series C Notes	$—	$—	$9	$—	$—	$2	$—	$—	$15
18% Notes	—	—	253	—	—	246	—	—	459
12% Notes	—	—	38	—	—	—	—	—	—
Eurovest loan	—	—	200	—	—	—	—	—	—
2005 Bridge Notes	—	187	—	—	31	—	—	—	—
Payroll taxes	—	—	53	—	—	—	—	—	—
OHB Technology A.G	131	33	—	—	—	—	—	—	—
Other	106	57	43	—	—	—	—	—	—

	$237	$277	$596	$—	$31	$248	$—	$—	$474

Notes to consolidated financial statements
(In thousands, except share, unit, per share and per unit amounts)

Note 12.	Stockholders’ Equity and Convertible Redeemable Preferred Stock

Reverse stock split

On October 6, 2006, in connection with its IPO, the Company effected a 2-for-3 reverse stock split applicable to all issued and outstanding shares of the Company’s common stock. All share and per share amounts for common stock, options, stock appreciation rights and warrants to purchase the Company’s common stock and restricted stock units included in these financial statements and notes to the financial statements have been adjusted to reflect the reverse stock split. The conversion ratios of the Company’s Series A and Series B preferred stock have also been adjusted to reflect the reverse stock split. On October 30, 2006, the Company’s Certificate of Incorporation was amended to increase the number of authorized shares of common stock to 250 million and preferred stock to 50 million. The rights and preferences of preferred stock may be designated by the Board of Directors without further action by the Company’s stockholders.

Initial Public Offering

On November 8, 2006, the Company completed its IPO of 9,230,800 shares of common stock at a price of $11.00 per share. The Company received net proceeds of approximately $89,500 from the IPO after deducting underwriter’s discounts and commissions and offering costs in the aggregate amount of $11,447. From the net proceeds, the Company paid accumulated and unpaid dividends totaling $7,467 to the holders of Series B preferred stock, contingent purchase price consideration of $3,631 relating to the Satcom acquisition (see Note 8) and a consent fee of $10,111 to the holders of Series B preferred stock (see below). All outstanding shares of Series A and B preferred stock automatically converted into an aggregate of 21,383,318 shares of common stock upon completion of the IPO.

On October 12, 2006, as a condition to the conversion of all outstanding shares of Series A and B preferred stock into common stock, the Company obtained written consents of holders who collectively held in excess of two-thirds of the Series B preferred stock. The holders consented to the automatic conversion of the Series B preferred stock into shares of common stock upon the closing of the Company’s IPO at an initial public offering price per share of not less than $11.00 required for the automatic conversion of the Series B preferred stock into common stock. In consideration for providing their consents, the Company agreed to make a contingent payment to all of the holders of the Series B preferred stock if the price per share of the IPO was between $11.00 and $12.49 per share, determined as follows: (i) 12,014,227 (the number of shares of the Company’s common stock into which all of the shares of the Series B preferred stock converted at the current conversion price) multiplied by (ii) the difference between (a) $6.045 and (b) the quotient of (I) the initial public offering price divided by (II) 2.114. The maximum amount payable was $10,111. Upon closing of the IPO, the Company made a payment of $10,111 to the holders of the Series B preferred stock from the net proceeds of the IPO. The $10,111 payment was accounted for similar to a dividend.

Convertible Redeemable Preferred Stock

On December 30, 2005, the Company issued 17,629,999 shares of Series B convertible preferred stock and received net proceeds of $66,721, after deducting issuance costs of $4,328, which included the conversion of the convertible notes issued in November and December 2005 (see Note 11). In January 2006, the Company issued an additional 260,895 shares of Series B preferred stock and received net proceeds of $1,465, after deducting issuance costs of $113.

Notes to consolidated financial statements
(In thousands, except share, unit, per share and per unit amounts)

A summary of the Company’s preferred stock is as follows:

	Series A		Series B
	Preferred Stock		Preferred Stock
	December 31,		December 31,
	2006	2005	2006	2005

Redemption value	$—	$39,912	$—	$71,049
Accrued dividends	—	8,027	—	—
Issuance costs, net of accretion	—	(2,439)	—	(4,328)

Carrying value	$—	$45,500	$—	$66,721

In 2004, warrants to purchase shares of Series A preferred stock were issued in exchange for services. The fair value of preferred stock warrants issued in exchange for services totaled $606 for the year ended December 31, 2004 and has been included in selling, general and administrative expenses. At December 31, 2005 and 2004, there were outstanding warrants to purchase 318,923 shares of Series A preferred stock at an exercise price of $4.26 per share. On November 8, 2006, upon closing of the IPO, all outstanding Series A warrants were converted into warrants to purchase shares of common stock on the basis of two shares of common stock for every three shares of Series A preferred stock.

The terms of the Series A and Series B preferred stock were as follows:

Dividends

The Series A preferred stock holders were entitled to receive a cumulative 12% annual dividend. The Series A preferred stock dividend was eliminated upon the issuance of the Series B preferred stock in December 2005. In January 2006, the Company paid all accumulated dividends on its Series A preferred stock totaling $8,027. Holders of the Series B preferred stock were entitled to receive a cumulative 12% dividend annually payable in cash in arrears. On November 8, 2006, upon the closing of its IPO, the Company paid all accumulated dividends on its Series B preferred stock totaling $7,467.

Conversion

Shares of preferred stock were convertible into two shares of common stock for every three shares of preferred stock, subject to adjustment in the event of certain dilutive issuances. Each share of preferred stock was convertible into common stock at any time by the holder or automatically at any time upon the earlier of one of the following events: (i) the closing of a Qualified Public Offering of the Company’s common stock; or (ii) the closing of a Qualified Sale; or (iii) upon the vote of the holders of not less than two-thirds of the Series B preferred shares.

For purposes of an automatic conversion of preferred stock:

(1) A Qualified Public Offering was defined as a public offering with gross cash proceeds of not less than $75 million at a per share price of not less than (i) $12.78 per share if the public offering occured on or before February 28, 2007, (ii) $15.00 per share if the public offering occured after February 28, 2007 and on or before December 31, 2007, or (iii) $18.00 per share if the public offering occured on or after January 1, 2008.

(2) A Qualified Sale was defined to mean a sale or merger of the Company in which the holders of the Series B preferred stock received not less than (i) $12.78 per share if the Qualified Sale occured on or before February 28, 2007, (ii) $15.00 per share if the Qualified Sale occured after February 28, 2007 and on or before December 31, 2007, or (iii) $18.00 per share if the Qualified Sale occured on or after January 1, 2008.

Notes to consolidated financial statements
(In thousands, except share, unit, per share and per unit amounts)

Voting rights

Each share of Series A and Series B preferred stock was entitled to one vote for each share of common stock into which the preferred stock is convertible. The holders of preferred stock, voting as a single class, were entitled to elect six members of the Company’s board of directors (out of a ten member board).

Liquidation preference

In the event of any liquidation, sale or merger of the Company, the holders of Series B preferred stock were entitled to receive, prior to and in preference to the holders of the Series A preferred stock and common stock of the Company, an amount equal to $4.03 per share plus all unpaid dividends. After the payment of the full preference to all of the holders of Series B preferred shares as a result of such an event, any remaining assets of the Company legally available for distribution would be then distributed ratably to all of the holders of Series A and B preferred stock, on an as-converted basis, and common stock. Subsequent to the payment of accumulated dividends on Series A preferred stock in January 2006 there was no liquidation preference on Series A preferred stock.

Redemption

The Series B preferred stock was subject to redemption by the Company at a price equal to the issuance price per share ($4.03) plus all declared and/or accrued but unpaid dividends commencing 60 days after receipt of notice by the Company at any time on or after October 31, 2011 from the holders of at least two-thirds of the outstanding shares of the Series B preferred stock. The Series A preferred stock was subject to redemption by the Company at a price equal to the issuance price per share ($2.84) commencing 60 days after receipt of notice by the Company from the holders of at least two-thirds of the outstanding shares of the Series A preferred stock. Such notice could only be presented on or after February 16, 2012, if one of the two following conditions are met: (1) there are no outstanding shares of Series B preferred stock, or (2) the Series B redemption price has been paid in full (or funds necessary for such payment having been set side by the Company in a trust for the account of such Series B preferred stockholders).

Series B Commitment

Certain purchasers of the Company’s Series B preferred stock were obligated to purchase an additional 10,297,767 shares of Series B preferred stock in March 2007 at $4.03 per share, unless a Qualified Sale or a Qualified Initial Public Offering occurred prior to that time. These rights were terminated upon the closing of the IPO.

Common Stock

The terms of the Common stock are as follows:

Voting rights

The holders of common stock are entitled to one vote per share.

Dividends

Subject to preferences that may be applicable to any outstanding shares of preferred stock, the holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors. No common stock dividends have been declared to date.

Warrants

Warrants to purchase shares of common stock have been issued in connection with convertible bridge notes (see Note 10) and in exchange for services. The fair value of common stock warrants issued in exchange for services

Notes to consolidated financial statements
(In thousands, except share, unit, per share and per unit amounts)

totaled $304 for the year ended December 31, 2004, and were included in selling, general and administrative expenses. The Company issued no warrants to purchase common stock in 2006 and 2005.

Warrants to purchase common stock outstanding at December 31, 2006 were as follows:

Shares Subject
Exercise Price	to Warrants

$2.33	1,040,452
$2.78	23,332
$3.38	143,607
$4.26	409,905

1,617,296

During the year ended December 31, 2006, the Company issued 619,580 shares of common stock upon the exercise of warrants at per share exercise prices of ranging from $2.33 to $4.26. The Company received gross proceeds of $1,558 from the exercise of these warrants.

At December 31, 2006, the Company has reserved the following shares of common stock for future issuance:

Shares

Employee stock compensation plans	6,122,627
Warrants to purchase common stock	1,617,296

7,739,923

In 2005, the Company issued GE TIP 32,083 shares of common stock upon GE TIP’s issuance of a non cancellable order for the purchase of Company products. The common stock was determined to have a fair value of $136 which was recorded as a reduction of product sales revenues over the delivery of the underlying equipment.

Note 13.	Geographical Information

The Company operates in one reportable segment, satellite data communications. Long-lived assets outside of the United States are not significant. The following table summarizes revenues on a percentage basis by geographic region, based on the country in which the customer is located:

	Years Ended
	December 31,
	2006	2005	2004

United States	90%	74%	75%
Central Asia(1)	—	14%	—
Other(2)	10%	12%	25%

	100%	100%	100%

(1)	Represents a gateway earth station sale.

(2)	No other geographic areas are more than 10% for the years ended December 31, 2006, 2005 and 2004.

Notes to consolidated financial statements
(In thousands, except share, unit, per share and per unit amounts)

Note 14.	Income Taxes

The following is a summary of the tax provision of the Company for the years ended December 31, 2006, 2005 and 2004:

	December 31,
	2006	2005	2004

Current:
Federal	$—	$—	$—
State	—	—	—

Total	$—	$—	$—

Deferred:
Federal	$(4,635)	$(2,512)	$(2,012)
State	(604)	(160)	(377)
International	(51)	—	—

Subtotal	(5,290)	(2,672)	(2,389)
Valuation allowance	5,290	2,672	2,389

Total	$—	$—	$—

The components of net deferred tax assets are as follows:

	December 31,
	2006	2005

Current deferred tax assets:
Deferred revenues	$3,706	$3,271
Allowance for doubtful accounts	216	332
Inventory reserves	155	61
Deferred compensation	1,546	216
Bonus accruals	274
Warranty	17
Vacation accrual	210	146

Gross deferred tax assets	6,124	4,026

Less valuation allowance	(6,124)	(4,026)

Net current deferred tax asset	$—	$—

Non-current deferred tax assets:
Satellite network and other property	$241	127
Tax loss carryforwards	7,859	4,631

Gross deferred tax assets	8,100	4,758

Less valuation allowance	(8,100)	(4,758)

Net non-current deferred tax asset	$—	$—

Notes to consolidated financial statements
(In thousands, except share, unit, per share and per unit amounts)

The benefit for income taxes differs from the amount computed by applying the statutory U.S. Federal income tax rate because of the effect of the following items:

	Years Ended
	December 31,
	2006	2005	2004

Income tax benefit at U.S. statutory rate of 34%	$(3,813)	$(3,093)	$(4,212)
State income taxes, net of federal benefit	(392)	(279)	(256)
Effect of foreign subsidiaries	(1,251)	669	443
Pre-reorganization LLC loss	—	—	1,591
Other permanent items	166	31	45
Change in valuation allowance	5,290	2,672	2,389

	$—	$—	$—

The Company has determined that it is more likely than not that the Company will not recognize the benefits of federal and state deferred tax assets and, as a result, a full valuation allowance was established. The net change in the total valuation allowance for the years ended December 31, 2006, 2005 and 2004 was an increase of $5,290, $4,083 and 2,389, respectively. The $4,083 increase in 2005 includes $1,411 attributable to net operating loss carryforwards of Satcom, which was acquired in 2005.

On February 17, 2004, the members of ORBCOMM, LLC contributed all of their outstanding membership interests in exchange for shares of the Company’s common stock. This transaction resulted in the conversion of the Company from a partnership to a corporation for tax purposes. At the date of the conversion, the Company established deferred tax assets in the amount of $2,312, which were subject to a full valuation allowance.

At December 31, 2006 and December 31, 2005, the Company had potentially utilizable federal net operating loss tax carryforwards of $14,412 and $6,418, respectively. The net operating loss carryforwards expire at various times through 2026. At December 31, 2006 and December 31, 2005, the Company had potentially utilizable foreign net operating loss carryforwards of $8,159 and $7,396, respectively. The foreign net operating loss carryforwards begin to expire in 2008.

The utilization of the Company’s net operating losses may be subject to a substantial limitation due to the “change of ownership provisions” under Section 382 of the Internal Revenue Code and similar state provisions. Such limitation may result in the expiration of the net operating loss carryforwards before their utilization.

Note 15.	Related Party Transactions

Revenues and receivables from related parties are as follows:

	Revenues for the Years			Receivables at
	Ended December 31,			December 31,
	2006	2005	2004	2006	2005

ORBCOMM Europe LLC(1)	$—	$191	$270	$—	$—
ORBCOMM Asia Limited(2)	—	—	—	—	9
ORBCOMM Japan Limited	327	299	259	343	385
Korea ORBCOMM Limited	109	134	109	116	149
Satcom International Group plc.(1)	—	8	2	—	—

	$436	$632	$640	$459	$543

(1)	In 2006, no revenue was generated from Satcom because the Company acquired Satcom on October 7, 2005. (see “Satcom Reorganization and Acquisition” below).

Notes to consolidated financial statements
(In thousands, except share, unit, per share and per unit amounts)

(2)	Receivables from ORBCOMM Asia Limited relate to reimbursements of storage costs for gateway earth stations owned by ORBCOMM Asia Limited that are warehoused by the Company.

ORBCOMM Europe

The Company has entered into a service license agreement covering 43 jurisdictions in Europe and a gateway services agreement with ORBCOMM Europe LLC, a Delaware limited liability company (“ORBCOMM Europe”). ORBCOMM Europe is owned 50% by Satcom and 50% by OHB. Satcom is 51% owned by the Company at December 31, 2006 and 2005. ORBCOMM Europe is a consolidated affiliate at December 31, 2006 and 2005. The Chief Executive Officer and certain other stockholders of the Company were previously substantial stockholders of Satcom who entered into an agreement in February 2004 to sell substantially all of their interest in Satcom to the Company. See “Satcom International Group plc. — Satcom Transaction” below. In addition, Satcom has been appointed by ORBCOMM Europe as a country representative for the United Kingdom, Ireland and Switzerland. In addition, ORBCOMM Europe and Satcom have entered into an agreement obligating ORBCOMM Europe to enter into a country representative agreement for Turkey with Satcom, if the current representative agreement for Turkey expires or is terminated for any reason. ORBCOMM Deutschland and Technikom Polska, affiliates of OHB, have been appointed by ORBCOMM Europe as country representatives for Germany and Poland, respectively. OHB is also a 34% stockholder of Elta S.A. the country representative for France.

Upon the acquisition of Satcom on October 7, 2005, the Company became the primary beneficiary of ORBCOMM Europe, and as such, the Company consolidates the entity. The beneficial interest holders and creditors of this variable interest entity do not have a legal recourse to the general credit of the Company.

In connection with the organization of ORBCOMM Europe and the reorganization of the ORBCOMM business in Europe, ORBCOMM agreed to grant ORBCOMM Europe approximately $3,736 in airtime credits. The amount of the grant was equal to the amount owed by the Predecessor Company to the European Company for Mobile Communications Services N.V. (“MCS”), the former licensee for Europe of the Predecessor Company. ORBCOMM Europe, in turn, agreed to issue credits in the aggregate amount of the credits received from the Company to MCS and its country representatives who were stockholders of MCS. Satcom, as a country representative for the United Kingdom, Ireland and Switzerland, received airtime credits in the amount of approximately $580. ORBCOMM Deutschland, as country representative for Germany, received airtime credits of approximately $450. Because approximately $2,706 of the airtime credits were granted to stockholders of MCS who are not related to the Company and who continue to be country representatives in Europe, the Company believes that granting of the airtime credits was essential to permit ORBCOMM Europe to reorganize the ORBCOMM business in Europe. The Company did not record the airtime credits as a liability at the date of the acquisition of the assets of the Predecessor Company for the following reasons: (i) the Company has no obligation to pay the unused airtime credits back to ORBCOMM Europe if ORBCOMM Europe does not use them; and (ii) the airtime credits are earned by ORBCOMM Europe only when the Company generates revenues from ORBCOMM Europe. The airtime credits have no expiration date. Accordingly, the Company is recording the airtime credits as services are rendered and these airtime credits are recorded net of revenues generated from ORBCOMM Europe. For the years ended December 31, 2006, 2005 and 2004, airtime credits used totaled approximately $201, $176 and $219, respectively. As of December 31, 2006 and 2005, the unused credits granted by the Company to ORBCOMM Europe were approximately $2,669 and $2,870, respectively.

ORBCOMM Asia Limited

On May 8, 2001, ORBCOMM LLC signed a Memorandum of Understanding (the “MOU”) with ORBCOMM Asia Limited (“ORBCOMM Asia”) outlining the parties’ intention to enter into a definitive service license agreement on terms satisfactory to the Company, covering 23 countries in Asia, including China, India, Australia and Indonesia. Although the parties commenced negotiations toward such an agreement, a definitive agreement was never concluded and the MOU terminated by its terms. The Company believes ORBCOMM Asia is approximately 90% owned by a stockholder in the Company. It is the Company’s intention to consider operating

Notes to consolidated financial statements
(In thousands, except share, unit, per share and per unit amounts)

service licenses and/or country representative agreements for these territories on a country by country basis as prospective parties demonstrate the ability, from a financial, technical and operations point of view, to execute a viable business plan. During 2005 and 2004, ORBCOMM Asia owed the Company amounts for costs related to the storage of certain assets owned by ORBCOMM Asia. On September 14, 2003, ORBCOMM Asia pledged certain assets to the Company to ensure such amounts would be paid. On August 29, 2005, the Company foreclosed on a warehouseman’s lien on three gateway earth stations it was storing on behalf of ORBCOMM Asia in satisfaction of outstanding and unpaid storage fees in the amount of $172. The gateway earth stations are included in inventory at December 31, 2006 and 2005 at a carrying value of $172. The Company continues to store certain assets owned by ORBCOMM Asia and as of December 31, 2006 and 2005, ORBCOMM Asia owed the Company $0 and $9, respectively.

ORBCOMM Japan Limited

To ensure that regulatory authorizations held by ORBCOMM Japan Limited (“ORBCOMM Japan”) in Japan were not jeopardized at the time the Company purchased the assets from the Predecessor Company, and with the understanding that a new service license agreement would be entered into between the parties, ORBCOMM assumed the service license agreement entered into between the Predecessor Company and ORBCOMM Japan. The Company and ORBCOMM Japan undertook extensive negotiations for a new service license agreement from early 2002 until 2004 but were unable to reach agreement on important terms. The Company believes a stockholder of the Company is the beneficial owner of approximately 38% of ORBCOMM Japan. On September 14, 2003, ORBCOMM Asia pledged certain assets to the Company to ensure certain amounts owed by ORBCOMM Japan to the Company under the existing service license agreement would be paid. On January 4, 2005, the Company sent a notice of default to ORBCOMM Japan for its failure to remain current with payments under the service license agreement and subsequently terminated the agreement when the default was not cured. On March 31, 2005, ORBCOMM Japan made a partial payment of the amounts due of $350. In 2005, the Company agreed to a standstill under the pledge agreement (including as to ORBCOMM Asia and Korea ORBCOMM Limited (“ORBCOMM Korea”)) and reinstatement of the prior service license agreement, subject to ORBCOMM receiving payment in full of all debts owed by ORBCOMM Japan, ORBCOMM Korea and ORBCOMM Asia to the Company by December 15, 2005 and certain operational changes designed to give the Company more control over the Japanese and Korean gateway earth stations. The outstanding amounts owed by ORBCOMM Japan to the Company were not repaid as of December 15, 2005. As of December 31, 2006 and 2005, ORBCOMM Japan owed the Company $343 and $385, respectively in unpaid service fees. On February 22, 2006, the Company sent a notice of default to ORBCOMM Japan for its failure to satisfy its obligations under the standstill agreement, including its failure to make the required payments under the service license agreement and if the defaults are not cured in the near future, the Company intends to terminate the agreement as a result of such default.

Korea ORBCOMM Limited

To ensure that regulatory authorizations held by ORBCOMM Korea in South Korea were not jeopardized at the time ORBCOMM LLC purchased the assets from the Predecessor Company, and with the understanding that a new service license agreement would be entered into between the parties, ORBCOMM assumed the service license agreement entered into between the Predecessor Company and ORBCOMM Korea. The Company and ORBCOMM Korea undertook extensive negotiations for a new service license agreement from early 2002 until 2004 but were unable to reach agreement on important terms. The Company believes a stockholder of the Company is the beneficial owner of approximately 33% of ORBCOMM Korea. On September 14, 2003, ORBCOMM Asia pledged certain assets to the Company to ensure that certain amounts owed to the Company by ORBCOMM Korea under the existing service license agreement would be paid. On January 4, 2005, the Company sent a notice of default to ORBCOMM Korea for its failure to remain current with the payments under the service licensing agreement and subsequently terminated the agreement when the default was not cured. In 2005, the Company agreed to a standstill with respect to the default by ORBCOMM Korea as part of the standstill agreement with ORBCOMM Japan and a reinstatement of the prior service license agreement. The outstanding amounts owed by ORBCOMM Korea to the

Notes to consolidated financial statements
(In thousands, except share, unit, per share and per unit amounts)

Company were not repaid as of December 15, 2005. As of December 31, 2006 and 2005, ORBCOMM Korea owed the Company $116 and $149, respectively in unpaid service fees. On April 5, 2006, the Company sent a notice of default to ORBCOMM Korea for its failure to comply with the standstill agreement and if the defaults are not cured in the near future, the Company intends to terminate the service license agreement as a result of such defaults.

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

As of December 31, 2004 the Chief Executive Officer of the Company, Jerome B. Eisenberg, and a former officer, Don Franco (“Messrs. Franco and Eisenberg”), both of whom were directors of the Company at the time, owned directly or indirectly a majority of the outstanding voting shares of Satcom and held a substantial portion of the outstanding debt of Satcom. Certain other investors in the Company were also investors in Satcom. Satcom was formerly a principal stockholder of MCS and made significant investments in other territories related to the Predecessor Company.

Satcom Transaction.  As a condition of the Reorganization, Messrs. Franco and Eisenberg were required to enter into a definitive agreement, in order to eliminate any potential conflict of interest between the Company and the officers, to transfer to the Company all of their interests in Satcom in exchange for (i) 620,000 shares of Series A preferred stock and (ii) a contingent payment in the event of a sale or initial public offering of the Company. The closing of the Satcom transaction was subject to a completion of a reorganization of Satcom resulting in the conversion to equity of not less than 95% of the outstanding debt of Satcom by July 1, 2005 unless the parties elected to extend the date or agree otherwise. If the reorganization was not completed by July 1, 2005, or such later date, the Company could elect to take less than all of the interests of the officers; provided however, the Company must still issue the 620,000 shares of Series A preferred stock and make the contingent payment regardless of what portion of such interests the Company chooses to purchase. The contingent payment would be equal to $2,000, $3,000 or $6,000 in the event of proceeds from such a sale or the valuation in an initial public offering exceeding $250,000, $300,000 or $500,000, respectively, subject to proration for amounts that fall in between these thresholds. On November 8, 2006, upon completion of its IPO, the Company made a contingent payment of $3,631, based on the valuation of the Company established by the IPO.

Satcom Reorganization and Acquisition.  On October 7, 2005, Satcom and certain of its stockholders and noteholders consummated a reorganization transaction (the “Satcom Reorganization”) whereby 95% of the outstanding principal of demand notes, convertible notes and certain contract debt was converted into equity, and accrued and unpaid interest on such demand and convertible notes was acknowledged to have been previously released. This reorganization included the conversion to equity of the demand notes and convertible notes owed by Satcom to Messrs. Franco and Eisenberg and the release of any other debts of Satcom owed to them. Concurrently, the Company acquired the Satcom interests of Messrs. Franco and Eisenberg and issued them 620,000 shares of Series A preferred stock (see Note 6).

The Company entered into a $1,000 line of credit for working capital purposes with Satcom pursuant to a revolving note dated December 30, 2005. The revolving loan bears interest at 8% per annum, and was originally scheduled to mature on December 31, 2006, and is secured by all of Satcom’s assets, including its membership interest in ORBCOMM Europe. On December 22, 2006, the Company extended the maturity date to December 31, 2007. As of December 31, 2006 and 2005, Satcom had $465 and $0 amounts outstanding under this line of credit, respectively.

Notes to consolidated financial statements
(In thousands, except share, unit, per share and per unit amounts)

OHB Technology A.G.

On May 21, 2002, the Company entered into an international value added reseller agreement with OHB whereby OHB has been granted non-exclusive rights to resell ORBCOMM services for applications developed by OHB for the monitoring and tracking of mobile tanks and containers. The Company has not generated any revenues under this agreement but the Company has a note payable of $879 and $594 to OHB as of December 31, 2006 and 2005, respectively (see Note 11). In addition, the Company also has a purchase commitment with an OHB subsidiary (see Note 16).

SES.

On February 17, 2004, the Company entered into an international value added reseller agreement with SES (formerly named “SES Global S.A.”), an affiliate of SES Global Participation, S.A., a substantial investor in the Company, whereby SES has been granted exclusive rights during the initial term of the agreement to resell the Company’s services for return channel applications developed by SES for the Direct-to-Home TV market. The Company has not generated any revenues under this agreement and there are no balances due from SES.

Note 16.	Commitments and Contingencies

Procurement agreements in connection with U.S. Coast Guard contract

In May 2004, the Company entered into an agreement to construct and deploy a satellite for use by the USCG (see Note 9). In connection with this agreement, the Company entered into the procurement agreements discussed below. All expenditures relating to this project are being capitalized as assets under construction. The satellite is scheduled for launch during 2007. As of December 31, 2006, the Company has incurred $6,622 of costs related to this project.

In November 2004, the Company entered into an ORBCOMM Concept Demonstration Payload Procurement Agreement with Orbital Sciences Corporation (“Orbital Sciences”), under which the Company will purchase a Concept Demonstration Communication Payload at a total cost of $3,305. At December 31, 2006, the Company’s remaining obligation under this agreement was $150.

In March 2005, the Company entered into an ORBCOMM Concept Demonstration Satellite Bus, Integration Test and Launch Services Procurement Agreement with OHB-System AG, an affiliate of OHB, under which the Company will purchase, among other things, overall Concept Demonstration Satellite, design, bus module and payload module structure manufacture, payload module and bus module integration, assembled satellite environmental tests, launch services and in-orbit testing of bus module at a total cost not to exceed $2,416. At December 31, 2006, the Company’s remaining obligation under this agreement was $362.

Gateway settlement obligation

In 1996, the Predecessor Company entered into a contract to purchase gateway earth stations (“GESs”) from ViaSAT Inc. (the “GESs Contract”). As of September 15, 2000, the date the Predecessor Company filed for bankruptcy, approximately $11,000 had been paid to ViaSAT, leaving approximately $3,700 owing under the GESs Contract for 8.5 GESs manufactured and stored by ViaSAT. In December 2004, the Company and ViaSAT entered into a settlement agreement whereby the Company was granted title to 4 completed GESs in return for a commitment to pay an aggregate of $1,000 by December 2007. ViaSAT maintains a security interest and lien in the 4 GESs and has the right to possession of each GESs until the lien associated with the GESs has been satisfied. The Company has options, expiring in December 2007, to purchase any or all of the remaining 4.5 GESs for aggregate consideration of $2,700. However, the Company must purchase one of the remaining 4.5 GESs for $1,000 prior to the sale or disposition of the last of the 4 GESs for which title has been transferred. The Company recorded the 4 GESs in inventory at an aggregate value of $1,644 upon execution of the settlement agreement. At December 31, 2006 and, 2005, the accrued liability for the settlement agreement was $944 and $1,644, respectively.

Notes to consolidated financial statements
(In thousands, except share, unit, per share and per unit amounts)

Procurement agreements in connection with quick-launch satellites

On April 21, 2006, the Company entered into an agreement with Orbital Sciences whereby Orbital Sciences will design, manufacture, test and deliver to the Company, one payload engineering development unit and six AIS-equipped satellite payloads for the Company. The cost of the payloads is $17,000, subject to adjustment under certain circumstances. Payments under the agreement are due upon the achievement of specified milestones by Orbital Sciences. As of December 31, 2006, the Company has made milestone payments of $10,500 under this agreement. The Company anticipates making the remaining payments under the agreement of $5,800 and $700 in 2007 and 2008, respectively.

On June 5, 2006, the Company entered into an agreement with OHB-System AG, an affiliate of OHB, to design, develop and manufacture six satellite buses, integrate such buses with the payloads to be provided by Orbital Sciences, and launch the six integrated satellites. The price for the six satellite buses and launch services is $20,000 and payments under the agreement are due upon specific milestones achieved by OHB-System AG. In addition, if OHB-System AG meets specific on-time delivery milestones, the Company would be obligated to pay up to an additional $1,000. The Company anticipates making the remaining payments under the agreement of $13,600 and $1,400 in 2007 and 2008, respectively, for the initial order of six satellite buses and the related integration and launch services, inclusive of the on-time delivery payments. As of December 31, 2006, the Company has made milestone payments of $6,000 under this agreement. In addition, OHB-System AG will provide services relating to the development, demonstration and launch of the Company’s next-generation satellites at a total cost of $1,350. The Company has the option on or before June 5, 2007, to require OHB-System AG to design, develop and manufacture up to two additional satellite buses and integrate two satellite payloads at a cost of $2,100 per satellite.

Operating leases

The Company leases office, storage and other facilities under agreements classified as operating leases which expire through 2009. Future minimum lease payments, by year and in the aggregate, under non-cancelable operating leases with initial or remaining terms of one year or more as of December 31, 2006 are as follows:

Years Ending December 31,

2007	$995
2008	730
2009	128

$1,853

Rent expense for the years ended December 31, 2006, 2005 and 2004 was approximately $973, $956 and $920, respectively.

Litigation

Quake.  On February 24, 2005, Quake Global, Inc. (“Quake”) filed a four count action for damages and injunctive relief against the Company, the Company’s wholly owned subsidiary, Stellar Satellite Communications, Ltd. (“New Stellar”) and Delphi Corporation, in the U.S. District Court for the Central District of California, Western Division (the “Complaint”). The Complaint alleges antitrust violations, breach of contract, tortious interference and improper exclusive dealing arrangements. Quake claims damages in excess of $15,000 and seeks treble damages, costs and reasonable attorneys’ fees, unspecified compensatory damages, punitive damages, injunctive relief and that the Company be required to divest itself of the assets it acquired from Stellar Satellite Communications, Ltd. (“Old Stellar”) and reconstitute a new and effective competitor. On April 21, 2005, the Company filed a motion to dismiss or to compel arbitration and dismiss or stay the proceedings, which the District Court denied. On July 19, 2005, the Company and New Stellar took an interlocutory appeal as of right to the Court

Notes to consolidated financial statements
(In thousands, except share, unit, per share and per unit amounts)

of Appeals for the Ninth Circuit from the denial of the Company’s motion to dismiss. The appeal has been fully briefed and the parties are awaiting and oral argument to be scheduled by the Ninth Circuit.

On December 6, 2005, the Company filed its answer and counterclaims to Quake’s complaint. The parties are currently engaged in discovery; the discovery cut-off date is June 8, 2007. A pre-trial conference is scheduled for November 19, 2007, at which time a trial date will be set.

On December 21, 2006, The Company served a Notice of Default on Quake for its failure to pay past-due royalty fees. Under the Subscriber Communicator Manufacturing Agreement, Quake had 30 days to cure that default, but failed to do so. In addition, the Company has demanded in this Notice of Default that Quake post security as required by the Subscriber Communicator Manufacturing Agreement, which Quake also failed to do. Accordingly, on January 30, 2007, the Company terminated its Subscriber Communicator Manufacturing Agreement with Quake. On February 12, 2007, Quake sought leave to file and serve a proposed supplemental complaint in the U.S. District Court for the Central District of California, alleging that the recent termination was a monopolizing and tortious act by the Company. On March 9, 2007, the Company filed an opposition to Quake’s motion to file a supplemental complaint, asserting that any dispute over the legality of the January 30 termination is subject to arbitration. In March 2007, the Company entered into an interim agreement with Quake for a term of two months for Quake to continue to supply Subscriber Communicators to the Company’s customers.

Separately, ORBCOMM served notices of default upon Quake in July and September 2005 and in June, August and December 2006 under the parties’ Subscriber Communicators Manufacturing Agreement. On September 23, 2005, the Company commenced an arbitration with the American Arbitration Association seeking: (1) a declaration that the Company has the right to terminate the Subscriber Communicator Manufacturing Agreement; (2) an injunction against Quake’s improperly using the fruits of contractually-prohibited non-segregated modem design and development efforts in products intended for use with the systems of the Company’s competitors; and (3) damages. Quake has filed an answer with counterclaims to the Company’s claims in the arbitration. As part of Quake’s counter claims, it claims damages of at least $50,000 and seeks attorney fees and expenses incurred in connection with the arbitration. On August 28, 2006, the Company amended its statement of claims in the arbitration to add the claims identified in the June and August 2006 notices of default. On December 15, 2006 the Company amended its statement of claims in the arbitration to add the claims identified in the December 14, 2006 notice of default. On February 7, 2007, the Company sought leave to amend its statement of claims in the arbitration seeking a declaration that its exercise of its contractual termination right under the Subscriber Communicator Manufacturing Agreement was lawful and proper in all respects, including but not limited to under the terms of the Subscriber Communicator Manufacturing Agreement and the laws of the United States. On February 23, 2007, Quake filed its reply papers opposing such amended statement of claims. On March 10, 2007, the arbitration panel determined to allow the Company to amend its statement of claims in the arbitration seeking a declaration that its exercise of its contractual termination right under the Subscriber Communicator Manufacturing Agreement was proper as a contractual matter but declined jurisdiction as to antitrust issues related to such termination. The arbitration hearing is currently rescheduled for July 2007.

No provision for losses, if any, that might result from this matter have been recorded in the Company’s consolidated financial statements as this action is in its preliminary stages and the Company is unable to predict the outcome and therefore it is not probable that a liability has been incurred and the amount of loss if any, is not reasonably estimable.

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

Notes to consolidated financial statements
(In thousands, except share, unit, per share and per unit amounts)

On August 4, 2006, ORBCOMM LLC filed a motion to intervene in the pending action between Quake and MobiApps in the U.S. District Court for the District of Maryland (Greenbelt Division) seeking a declaration as to (1) whether MobiApps has the right to use the ASIC product in Communicators it manufactures for use on the ORBCOMM system, and (2) whether the Company can permit or facilitate MobiApps to market or sell Communicators using the ASIC product for ORBCOMM’s system and/or allow such Communicators to be activated on ORBCOMM’s system. On August 7, 2006, the Maryland District Court transferred that action to the U.S. District Court for the Southern District of California. On October 20, 2006, ORBCOMM moved to intervene in the Southern District of California action and filed a Complaint-In-Intervention therein, seeking the relief it had requested in the Maryland District Court. ORBCOMM’s Motion to Intervene was granted on January 4, 2007. Under the terms of the agreement with MobiApps, the Company will be indemnified for its expenses incurred in connection with this action related to the alleged violations of Quake’s proprietary rights. On February 15, 2007, Quake filed its answer to the Complaint-In-Intervention and counterclaims against intervenor ORBCOMM, alleging that ORBCOMM interfered with Quake’s contractual relations and conspired with MobiApps to misappropriate Quake’s proprietary information. ORBCOMM LLC has sent notice to Quake’s counsel that ORBCOMM LLC believes the assertion of these counterclaims violates Rule 11 of the Federal Rules of Civil Procedure. No provision for losses, if any, that might result from this matter have been recorded in the Company’s consolidated financial statements as this action is in its preliminary stages and the Company is unable to predict the outcome and therefore it is not probable that a liability has been incurred and the amount of loss if any, is not reasonably estimable.

ORBCOMM Asia.  On September 30, 2005, ORBCOMM Asia delivered to the Company, ORBCOMM Holdings LLC, ORBCOMM LLC, and two officers of the Company a written notice of its intention to arbitrate certain claims of breach of contract and constructive fraud related to the MOU and seeking an award of $3,170 in actual and compensatory damages for breach of contract and $5,000 in punitive damages, and an award of damages for lost profits in an amount to be established. The Company believes that ORBCOMM Asia is approximately 90% owned by Gene Hyung-Jin Song, who is also a stockholder of the Company. On October 13, 2005, the Company, ORBCOMM Holdings, ORBCOMM LLC, and two officers of the Company received notification from the International Centre for Dispute Resolution, a division of the American Arbitration Association, that it had received the demand for arbitration from ORBCOMM Asia. On October 19, 2005, ORBCOMM Inc., ORBCOMM Holdings LLC, ORBCOMM LLC, Jerome Eisenberg and Don Franco filed a petition, by order to show cause, in New York Supreme Court seeking a stay of the arbitration as to all parties other than ORBCOMM Asia and ORBCOMM LLC on the ground that those parties were not signatories to the MOU which contains the arbitration provision upon which the arbitration was based. By order dated January 31, 2006, the Supreme Court of the State of New York permanently stayed the arbitration as to all parties other than ORBCOMM LLC and ORBCOMM Asia. The arbitration hearing on the claims between ORBCOMM Asia and ORBCOMM LLC was held on June 8, 2006.

On June 30, 2006, the arbitration panel entered an award denying ORBCOMM Asia’s claims in their entirety and awarding ORBCOMM LLC attorney’s fees and costs of approximately $250. On August 9, 2006, the Company received $120 from ORBCOMM Asia and recorded the amount as a reduction to selling, general and administrative expenses. On December 4, 2006, the Company received the remaining balance from ORBCOMM Asia and recorded the amount as a reduction to selling, general and administrative expenses.

The Company is subject to various other claims and assessments in the normal course of its business. While it is not possible at this time to predict the outcome of the litigation discussed above with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to the Company, based on its evaluation of matters which are pending or asserted the Company’s management believes the disposition of such matters will not have a material adverse effect on the Company’s business or financial statements.

Note 17.	Employee Incentive Plans

The Company maintains a 401(k) plan. All employees who have been employed for three months or longer are eligible to participate in the plan. Employees may contribute up to 15% of eligible compensation to the plan, subject to certain limitations. The Company has the option of matching up to 100% of the amount contributed by each employee up to 4% of employee’s compensation. In addition, the plan contains a discretionary contribution component pursuant to which the Company may make an additional annual contribution. Contributions vest over a

Notes to consolidated financial statements
(In thousands, except share, unit, per share and per unit amounts)

five-year period from the employee’s date of employment. The Company did not make any contributions for the years ended December 31, 2006, 2005 and 2004.

Note 18.	Supplemental Disclosure of Cash Flow Noncash Investing and Financing Activities

	Years Ended December 31,
	2006	2005	2004

Investing activities:
Issuance of Series A preferred stock in connection with the acquisition of Sistron	$—	$—	$465
Gateway received in consideration for payment for accounts receivable	—	157	730
Gateway acquired and recorded in inventory in 2005 and used for construction under satellite and property and equipment in 2006	411
Issuance of Series A preferred stock in connection with the acquisition of Satcom		1,761	—
Financing activities:
Conversion of notes payable and accrued interest for Series A preferred stock	—	—	10,967
Conversion of notes payable for Series B preferred stock	—	25,019	—
Debt discount attributable to issued warrants and beneficial conversion rights in connection with 12% convertible bridge notes	—	—	426
Debt discount attributable to issued warrants and beneficial conversion rights in connection with 10% convertible bridge notes	—	—	354
Deferred financing costs attributable to issued warrants and beneficial conversion rights in connection with 10% convertible bridge notes	—	—	56
Warrants issued in connection with Series A preferred stock issuance	—	—	606
Warrants issued in exchange for services rendered	—	—	248
Preferred stock dividends accrued	—	4,709	3,318
Conversion of Series A preferred stock into common stock	37,882	—	—
Conversion of Series B preferred stock into common stock	68,629	—	—

Notes to consolidated financial statements
(In thousands, except share, unit, per share and per unit amounts)

Note 19.	Quarterly Financial Data (Unaudited)

The quarterly results of operations are summarized below:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2006
Revenues	$6,380	$6,261	$5,554	$6,325
Loss from operations	(3,579)	(2,866)	(2,458)	(4,928)
Net loss	(3,141)	(2,250)	(1,867)	(3,957)
Net loss applicable to common shares	(5,448)	(4,806)	(4,305)	(15,087)
Net loss per common share, Basic and diluted	(0.96)	(0.84)	(0.71)	(0.61)
Weighted average common shares outstanding	5,690,017	5,690,017	6,085,376	24,779,007
2005
Revenues	$2,751	$3,657	$3,665	$5,454
Loss from operations	(1,642)	(2,126)	(2,104)	(1,968)
Net loss	(1,633)	(2,111)	(2,099)	(3,255)
Net loss applicable to common shares	(2,895)	(3,418)	(3,361)	(4,574)
Net loss per common share, Basic and diluted	(0.51)	(0.60)	(0.59)	(0.81)
Weighted average common shares outstanding	5,658,655	5,690,017	5,690,017	5,690,017

Schedule II — Valuation and Qualifying Accounts

ORBCOMM Inc.
December 31, 2006, 2005 and 2004

Col. A	Col. B	Col. C		Col. D	Col. E
	Balance at	Charged to	Charged to		Balance at
	Beginning of	Costs and	Other		End of the
Description	the Period	Expenses	Accounts	Deductions	Period
	(Amounts in thousands)

Year ended December 31, 2006
Allowance for doubtful receivables	$671	30	(404)		$297
Deferred tax asset valuation allowance	$8,784	5,290	150		$14,224

Year ended December 31, 2005
Allowance for doubtful receivables	$564	291	(184)		$671
Deferred tax asset valuation allowance	$4,701	4,083	—	—	$8,784

Year ended December 31, 2004
Allowance for doubtful receivables	$137	1,280	(853)		$564
Deferred tax asset valuation allowance	$—	4,701	—	—	$4,701

Exhibit Index

Exhibit
No.		Description	Page No.

3.1		Restated Certificate of Incorporation of the Company.
3.2		Amended Bylaws of the Company.
†10	.1	Validation Services Agreement, dated May 20, 2004, between the Company and the United States Coast Guard, filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference.
†10	.2.1	Cooperation Agreement, dated May 18, 2004, among the Company, Stellar Satellite Communications Ltd. and Delphi Corporation, filed as Exhibit 10.2.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference.
10	.2.2	Amendment Number One to Cooperation Agreement, dated December 27, 2005, among the Company, Stellar Satellite Communications Ltd. and Delphi Corporation, filed as Exhibit 10.2.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference.
†10	.2.3	Pricing Letter Agreement, dated May 6, 2004, between the Company and Delphi Corporation, filed as Exhibit 10.2.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference.
†10	.3.1	ORBCOMM Concept Demonstration Satellite Bus, Integration Test and Launch Services Procurement Agreement, dated March 10, 2005, between the Company and OHB-System AG, filed as Exhibit 10.3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference.
†10	.3.2	Amendment to the Procurement Agreement, dated June 5, 2006, between the Company and OHB-System AG, filed as Exhibit 10.3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference.
†10	.4	ORBCOMM Concept Demonstration Communication Payload Procurement Agreement, dated November 3, 2004, between the Company and Orbital Sciences Corporation, filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference.
†10	.5	Amendment to the Procurement Agreement, dated April 21, 2006, between the Company and Orbital Sciences Corporation, filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference.
10.6		Second Amended and Restated Registration Rights Agreement, dated as of December 30, 2005, by and among the Company and certain preferred stockholders of the Company, filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference.
†10	.7.1	International Value Added Reseller Agreement, dated March 14, 2003, between the Company and Transport International Pool, filed as Exhibit 10.9.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference.
†10	.7.2	Amendment to International Value Added Reseller Agreement, dated January 26, 2006, between the Company and Transport International Pool, filed as Exhibit 10.9.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference.
10	.7.3	Assignment and Assumption Agreement, dated February 28, 2006, between ORBCOMM LLC, Transport International Pool and GE Asset Intelligence, LLC, filed as Exhibit 10.9.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference.
†10	.7.4	Amendment to International Value Added Reseller Agreement dated July 11, 2006 between ORBCOMM LLC and GE Asset Intelligence, filed as Exhibit 10.9.4 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference.

Exhibit
No.		Description	Page No.

10	.7.5	Amendment to International Value Added Resellers Agreement, dated August 3, 2006, between ORBCOMM LLC and GE Asset Intelligence, LLC, filed as Exhibit 10.9.5 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference.
10.8		Form of Common Stock Warrants, filed as Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference.
10.9		Form of Series A Preferred Stock Warrants, filed as Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference.
10.10		Form of Ridgewood Preferred Stock Warrants, filed as Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference.
10.11		Form of Indemnification Agreement between the Company and the executive officers and directors of the Company, filed as Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference.
10.12		Schedule identifying agreements substantially identical to the Form of Indemnification Agreement constituting Exhibit 10.11 hereto, filed as Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference.
*10	.13	2004 Stock Option Plan, filed as Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference.
*10	.14	2006 Long-Term Incentives Plan, filed as Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference.
*10	.15	Form of Incentive Stock Option Agreement under the 2004 Stock Option Plan, filed as Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference, filed as Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference.
*10	.16	Form of Non Statutory Stock Option Agreement under the 2004 Stock Option Plan, filed as Exhibit 10.18 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference.
*†10	.17	Employment Agreement, effective as of June 1, 2006, between Jerome B. Eisenberg and the Company, filed as Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference.
*†10	.18	Employment Agreement, effective as of June 1, 2006, between Marc Eisenberg and the Company, filed as Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference.
*10	.19.1	Employment Agreement, dated as of May 5, 2006, between John P. Brady and the Company, filed as Exhibit 10.21.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference.
*10	.19.2	Amendment to Stock Option Agreement, dated as of May 5, 2006, between John P. Brady and the Company, filed as Exhibit 10.21.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference.
*10	.19.3	Retention and Separation Agreement, effective as of October 11, 2006, between John P. Brady and the Company, filed as Exhibit 10.21.3 to the Company’s Registration. Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference.
*†10	.20	Employment Agreement, effective as of June 1, 2006, between John J. Stolte, Jr. and the Company, filed as Exhibit 10.22 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference.
*10	.21	Employment Agreement, effective as of August 2, 2004, between Emmett Hume and the Company, filed as Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference.

Exhibit
No.		Description	Page No.

*10	.22	Form of Restricted Stock Unit Award Agreement under the 2006 Long-Term Incentives Plan, filed as Exhibit 10.24 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference.
*10	.23	Form of Stock Appreciation Rights Award Agreement under the 2006 Long-Term Incentives Plan, filed as Exhibit 10.25 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference.
*†10	.24	Employment Agreement, effective as of October 1, 2006, between Robert G. Costantini and the Company, filed as Exhibit 10.26 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference.
†10	.25	Letter agreement, dated October 10, 2006, between Stellar Satellite Communications Ltd. and GE Asset Intelligence, LLC, filed as Exhibit 10.27 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference.
16		Letter of J.H. Cohn LLP regarding change in certifying accountant.
21		Subsidiaries of the Company.
23.1		Consent of Deloitte & Touche LLP, an independent registered public accounting firm.
24		Power of Attorney authorizing certain persons to sign this Annual Report on behalf of certain directors and executive officers of the Company.
31.1		Certification of the Chairman of the Board and Chief Executive Officer.
31.2		Certification of the Executive Vice President and Chief Financial Officer.
32.1		Certification of the Chairman of the Board and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2		Certification of the Executive Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

*	Management contract or compensatory plan or arrangement.

†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment. The omitted portions have been separately filed with the Securities and Exchange Commission.