Form 10-Q
period 2007-03-31
ORBCOMM Inc.
filed 2007-05-14
CIK 1361983

United States Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-33118
ORBCOMM INC.
(Exact name of registrant as specified in its charter)

Delaware	41-2118289

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2115 Linwood Avenue, Fort Lee, New Jersey 07024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock as of May 9, 2007 is 37,353,166.

ORBCOMM Inc.
Index

Part I. Financial Information
Item 1. Financial Statements
ORBCOMM Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(Unaudited)

	March 31,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$47,012	$62,139
Marketable securities	51,100	38,850
Accounts receivable, net of allowances for doubtful accounts of $295 and $297 as of March 31, 2007 and December 31, 2006	5,045	5,185
Inventories	2,128	3,528
Advances to contract manufacturer	150	177
Prepaid expenses and other current assets	1,861	1,354

Total current assets	107,296	111,233
Long-term receivable	372	372
Satellite network and other equipment, net	37,598	29,131
Intangible assets, net	6,686	7,058
Other assets	306	299

Total assets	$152,258	$148,093

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,038	$3,438
Accrued liabilities	10,451	4,915
Current portion of deferred revenue	2,223	2,083

Total current liabilities	15,712	10,436
Note payable — related party	930	879
Deferred revenue, net of current portion	7,939	8,066

Total liabilities	24,581	19,381

Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.001; 250,000,000 shares authorized; 37,187,134 and 36,923,715 shares issued and outstanding as of March 31, 2007 and December 31, 2006	37	37
Additional paid-in capital	190,845	188,917
Accumulated other comprehensive loss	(419)	(395)
Accumulated deficit	(62,786)	(59,847)

Total stockholders’ equity	127,677	128,712

Total liabilities and stockholders’ equity	$152,258	$148,093

See notes to condensed consolidated financial statements.

ORBCOMM Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(Unaudited)

	Three months ended
	March 31,
	2007	2006
Revenues:
Service revenues	$3,950	$2,321
Product sales	2,011	4,059

Total revenues	5,961	6,380

Costs and expenses (1):
Costs of services	2,353	2,057
Costs of product sales	2,106	4,076
Selling, general and administrative	5,311	3,328
Product development	360	498

Total costs and expenses	10,130	9,959

Loss from operations	(4,169)	(3,579)

Other income (expense):
Interest income	1,279	455
Other income	3	—
Interest expense	(52)	(17)

Total other income	1,230	438

Net loss	$(2,939)	$(3,141)

Net loss applicable to common shares (Note 5)	$(2,939)	$(5,448)

Net loss per common share:
Basic and diluted	$(0.08)	$(0.96)

Weighted average common shares outstanding:
Basic and diluted	37,036	5,690

(1) Stock-based compensation included in costs and expenses:
Costs of services	$220	$8
Costs of product sales	29	—
Selling, general and administrative	1,637	328
Product development	42	5

	$1,928	$341

See notes to condensed consolidated financial statements.

ORBCOMM Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three months ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(2,939)	$(3,141)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Change in allowance for doubtful accounts	(2)	(258)
Inventory impairments	—	336
Depreciation and amortization	542	656
Accretion on note payable — related party	33	33
Stock-based compensation	1,928	341
Changes in operating assets and liabilities:
Accounts receivable	142	(2,982)
Inventories	1,400	(505)
Advances to contract manufacturer	27	276
Prepaid expenses and other current assets	(514)	(186)
Accounts payable and accrued liabilities	105	(1,918)
Deferred revenue	13	679

Net cash provided by (used in) operating activities	735	(6,669)

Cash flows from investing activities:
Capital expenditures	(3,007)	(754)
Purchases of marketable securities	(19,050)	—
Sales of marketable securities	6,800	—

Net cash used in investing activities	(15,257)	(754)

Cash flows from financing activities:
Payment of offering costs in connection with initial public offering	(599)	—
Proceeds from issuance of Series B preferred stock, net of issuance costs of $113	—	1,465
Payment of Series A preferred stock dividends	—	(8,027)

Net cash used in financing activities	(599)	(6,562)

Effect of exchange rate changes on cash and cash equivalents	(6)	(26)

Net decrease in cash and cash equivalents	(15,127)	(14,011)
Cash and cash equivalents:
Beginning of period	62,139	68,663

End of period	$47,012	$54,652

Supplemental cash flow disclosures:
Non cash financing activities - Preferred stock dividends accrued	$—	$2,179

See notes to condensed consolidated financial statements.

ORBCOMM Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts)
1. Business
ORBCOMM Inc. (“ORBCOMM” or the “Company”), a Delaware corporation, is a satellite-based data communications company that operates a two-way global wireless data messaging system optimized for narrowband data communication. The Company provides these services through a constellation of 29 owned and operated low-Earth orbit satellites and accompanying ground infrastructure through which small, low power, fixed or mobile subscriber communicators (“Communicators”) can be connected to other public or private networks, including the Internet (collectively, the “ORBCOMM System”). The ORBCOMM System is designed to enable businesses and government agencies to track, monitor, control and communicate with fixed and mobile assets located nearly anywhere in the world.
2. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements (the “financial statements”) have been prepared pursuant to the rules of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
In the opinion of management, the financial statements as of March 31, 2007 and for the three month periods ended March 31, 2007 and 2006 include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year.
The financial statements include the accounts of the Company, its wholly-owned and majority-owned subsidiaries, and investments in variable interest entities in which the Company is determined to be the primary beneficiary. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in entities over which the Company has the ability to exercise significant influence but does not have a controlling interest are accounted for under the equity method of accounting. The Company considers several factors in determining whether it has the ability to exercise significant influence with respect to investments, including, but not limited to, direct and indirect ownership level in the voting securities, active participation on the board of directors, approval of operating and budgeting decisions and other participatory and protective rights. Under the equity method, the Company’s proportionate share of the net income or loss of such investee is reflected in the Company’s consolidated results of operations. Although the Company owns interests in companies that it accounts for pursuant to the equity method, the investments in those entities had no carrying value as of March 31, 2007 and December 31, 2006. The Company had no equity in the earnings or losses of those investees for the three months ended March 31, 2007 and 2006. Non-controlling interests in companies are accounted for by the cost method where the Company does not exercise significant influence over the investee. The Company’s cost basis investments had no carrying value as of March 31, 2007 and December 31, 2006.
The Company has incurred losses from inception including a net loss of $2,939 for the three months ended March 31, 2007 and as of March 31, 2007, the Company has an accumulated deficit of $62,786. As of March 31, 2007, the Company’s primary source of liquidity consisted of cash and cash equivalents and marketable securities, which the Company believes will be sufficient to provide working capital and fund capital expenditures, which primarily include additional satellites which will be comprised of the quick-launch and next-generation satellites, for the next twelve months.
Marketable securities
Marketable securities consist of investment grade floating rate redeemable municipal debt securities which have stated maturities ranging from twenty to forty years. The Company classifies these securities as available-for-sale. Management determines the appropriate classification of its investments at the time of purchase and at each balance sheet date. Available-for-sale securities are carried at fair value with unrealized gains and losses, if any, reported in accumulated other comprehensive income. Interest received on these securities is included in interest income. Realized gains or losses upon disposition of available-for-sale securities are included in other income. As of March 31, 2007, the fair value of these securities approximates cost.
Concentration of credit risk
Long-term receivables represent amounts due from the sale of products and services to related parties that are collateralized by assets whose estimated fair market value exceeds the carrying value of the receivables.
During the three months ended March 31, 2007 and 2006, one customer comprised 39.7% and 62.7% of revenues, respectively. As of March 31, 2007 and December 31, 2006, this customer accounted for 61.2% and 60.3% of accounts receivable, respectively.
Inventories
Inventories are stated at the lower of cost or market, determined on a first-in, first-out basis. Inventory represents finished goods available for sale to customers. The Company regularly evaluates the realizability of inventories and adjusts the carrying value as necessary. During the three months ended March 31, 2006, the Company recorded an inventory impairment of $336, due to reduced demand for older model Communicators.

Income taxes
Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109, Accounting for Income Taxes . FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of January 1, 2007, the Company had no significant unrecognized tax benefits. During the three months ended March 31, 2007, the Company recognized no adjustments for uncertain tax benefits. The Company is subject to U.S. federal and state examinations by tax authorities for all years since its inception. The Company does not expect any significant changes to its unrecognized tax positions during the next twelve months.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were accrued at March 31, 2007.
The Company maintains a full valuation allowance on its deferred tax assets. Accordingly, the Company has not recorded a benefit for income taxes.
Proposed Underwritten sale of shares of the Company’s common stock.
During the quarter ended March 31, 2007, the Company began preparation of a registration statement for a proposed underwritten sale of shares of the Company’s common stock to be sold in a secondary offering registered under the Securities Act of 1933, as amended. On April 25, 2007, the Board of Directors formally authorized management to pursue the offering. In connection with the proposed offering and sale, the Company has incurred costs totaling $156, which have been deferred at March 31, 2007. In the event the proposed offering and sale is not consummated the deferred offering costs will be expensed.
Recent accounting pronouncements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles (“GAAP”) and expand disclosures about fair value measurements. SFAS 157 requires quantitative disclosures using a tabular format in all periods (interim and annual) and qualitative disclosures about the valuation techniques used to measure fair value in all annual periods. SFAS 157 will be effective for the Company beginning January 1, 2008. The Company is currently evaluating the impact of adopting SFAS 157 on its financial statements.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 will be effective for the Company beginning January 1, 2008. The Company is currently evaluating the impact of adopting SFAS 159 on its financial statements.
3. Comprehensive Loss
The components of comprehensive loss are as follows:

	Three months ended
	March 31,
	2007	2006
Net loss	$(2,939)	$(3,141)
Foreign currency translation adjustment	(24)	(60)

Comprehensive loss	$(2,963)	$(3,201)

4. Stock-based Compensation
The Company’s share-based compensation plans consist of its 2006 Long-Term Incentives Plan ( the “2006 LTIP”) and its 2004 Stock Option Plan. As of March 31, 2007, there were 3,600,539 shares available for grant under the 2006 LTIP and no shares available for grant under the 2004 stock option plan.
     The components of the Company’s stock-based compensation expense are presented below:

	Three months ended
	March 31,
	2007	2006
Stock options	$57	$341
Restricted stock units	1,520	—
Stock appreciation rights	351	—

Total	$1,928	$341

     As of March 31, 2007, the Company had an aggregate of $6,396 of unrecognized compensation costs for share-based payment arrangements.

RSUs
  Performance-based RSUs
During the three months ended March 31, 2007, 128,949 performance-based RSUs were granted when the Compensation Committee established performance targets for fiscal 2007. These RSUs will vest through May 2008 and the Company estimates that 100% of the performance targets will be achieved. The Company expects that 142,015 performance-based RSUs will vest in the second quarter of 2007.
A summary of the Company’s performance-based RSUs for the three months ended March 31, 2007 is as follows:

		Weighted-Average
	RSUs	Grant Date Fair Value
Balance at January 1, 2007	257,484	$11.00
Granted	128,949	13.00
Vested	(8,403)	11.00
Forfeited or expired	(37,099)	11.00

Balance at March 31, 2007	340,931	$11.76

For the three months ended March 31, 2007, the Company recorded stock-based compensation expense of $1,025 related to the performance-based RSUs. As of March 31, 2007, $1,704 of total unrecognized compensation cost related to the performance-based RSUs granted is expected to be recognized through May 2008.
  Time-based RSUs
In February 2007, the Company granted 11,000 time-based RSUs to certain executive officers of the Company. These RSUs vest on January 1, 2008.
A summary of the Company’s time-based RSUs for the three months ended March 31, 2007 is as follows

		Weighted-Average
	RSUs	Grant Date Fair Value
Balance at January 1, 2007	528,087	$11.00
Granted	11,000	13.00
Vested	(120,129)	11.00
Forfeited or expired	—	—

Balance at March 31, 2007	418,958	$11.05

For the three months ended March 31, 2007, the Company recorded stock-based compensation expense of $495 related to the time-based RSUs. As of March 31, 2007, $3,530 of total unrecognized compensation cost related to the time-based RSUs granted is expected to be recognized through January 2009.
The fair value of the performance-and time-based RSU awards granted in 2007 is based upon the closing stock price of the Company’s common share on the date of grant.
SARs
  Performance-based SARs
During the three months ended March 31, 2007, 115,556 performance-based SARs were granted when the Compensation Committee established performance targets for fiscal 2007. These SARs will vest through March 2008 and the Company estimates that 100% of the performance targets will be achieved. The Company expects that 101,731 performance based SARs will vest in the second quarter of 2007.
A summary of the Company’s performance-based SARs for the three months ended March 31, 2007 is as follows:

	Number of	Weighted-Average	Contractual	Intrinsic Value
	Shares	Exercise Price	Term (years)	(In thousands)
Oustanding at January 1, 2007	115,556	$11.00
Granted	115,556	11.00
Forfeited or expired	—	—

Outstanding at March 31, 2007	231,112	$11.00	9.71	$404

Exercisable at March 31, 2007	—			$—

Vested and expected to vest at March 31, 2007	217,287			$380

The weighted-average grant date fair value of the performance-based SARs granted during the three months ended March 31, 2007 was $6.19 per share.
For the three months ended March 31, 2007, the Company recorded stock-based compensation expense of $321 relating to the performance-based SARs. As of March 31, 2007, $647 of total unrecognized compensation cost related to the performance-based SARs is expected to be recognized through the first quarter of 2008.

   Time-based SARs
A summary of the Company’s time-based SARs for the three months ended March 31, 2007 is as follows:

			Weighted-Average
			Remaining	Aggregate
	Number of	Weighted-Average	Contractural	intrinsic value
	Shares	Exercise Price	Term (years)	(in thousands)
Outstanding at January 1, 2007	66,667	$11.00
Granted	—	—
Forfeited or expired	—	—

Outstanding at March 31, 2007	66,667	$11.00	9.50	$117

Exercisable at March 31, 2007	22,222			$38

Vested and expected to vest at March 31, 2007	66,667			$117

For the three months ended March 31, 2007, the Company recorded stock-based compensation expense of $30 relating to the time-based SARs. As of March 31, 2007, $211 of total unrecognized compensation cost related to the time-based SARs is expected to be recognized ratably through January 1, 2009.
The fair value of each SAR award is estimated on the date of grant using the Black-Scholes option pricing model with the assumptions described below for the periods indicated. Expected volatility was based on the stock volatility for comparable publicly traded companies. The Company uses the “simplified” method based on the average of the vesting term and the contractual term to calculate the expected life of each SAR award. Estimated forfeitures were based on voluntary and involuntary termination behavior as well as analysis of actual SAR forfeitures. The risk-free interest rate was based on the U.S. Treasury yield curve at the time of the grant over the expected term of the SAR grants.

	Three months ended
	March 31,
	2007	2006(1)
Risk-free interest rate	4.93%	—
Expected life (years)	5.50	—
Estimated volatility factor	43.93%	—
Expected dividends	None	—
(1) There were no SARs granted during the three months ended March 31, 2006.
2004 Stock Option Plan
The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model with the assumptions described below for the periods indicated. Expected volatility was based on the stock volatility for comparable publicly traded companies. The Company uses historical activity to estimate the expected life of stock options, giving consideration to the contractual terms and vesting schedules. Estimated forfeitures were based on voluntary and involuntary termination behavior as well as analysis of actual option forfeitures. The risk-free interest rate was based on the U.S. Treasury yield curve at the time of the grant over the expected term of the stock option grants.

	Three months ended
	March 31,
	2007(1)	2006
Risk-free interest rate	—	4.64%
Expected life (years)	—	4.00
Estimated volatility factor	—	44.50%
Expected dividends	—	None
(1) There were no options granted during the three months ended March 31, 2007.

A summary of the status of the Company’s stock options as of March 31, 2007 is as follows:

			Weighted-Average
			Remaining	Aggregate
	Number of	Weighted- Average	Contractual	Intrinsic Value
	Shares	Exercise price	Term (years)	(In thousands)
Outstanding at January 1, 2007	1,464,420	$3.09
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—

Outstanding at March 31, 2007	1,464,420	$3.09	6.52	$14,143

Exercisable at March 31, 2007	1,389,084	$3.02	6.58	$13,514

Vested and expected to vest at March 31, 2007	1,461,951	$3.09	6.62	$14,123

A summary of the Company’s non-vested stock options as of March 31, 2007 and changes during the three months ended March 31, 2007 is as follows:

		Weighted-average
	Shares	Grant Date Fair Value
Balance at January 1, 2007	92,805	$4.03
Granted	—	—
Vested	(17,469)	3.24
Forfeited	—	—

Balance at March 31, 2007	75,336	$4.22

The Company applied a forfeiture rate of 3% calculating the amount of options expected to vest as of March 31, 2007. As of March 31, 2007, $304 of total unrecognized compensation cost related to stock options issued to employees is expected to be recognized over a weighted-average term of 1.6 years.
5. Net Loss per Common Share
Basic net loss per common share is calculated by dividing net loss applicable to common stockholders (net loss adjusted for dividends required on preferred stock and accretion in preferred stock carrying value) by the weighted-average number of common shares outstanding for the year. Diluted net loss per common share is the same as basic net loss per common share, because potentially dilutive securities such as RSUs, SARs, stock options, stock warrants and convertible preferred stock would have an antidilutive effect as the Company incurred a net loss for the three months ended March 31, 2007 and 2006.
The potentially dilutive securities excluded from the determination of basic and diluted loss per share, as their effect is antidilutive, are as follows:

	Three months ended
	March 31,
	2007	2006
Common stock warrants	1,443,985	1,917,998
Stock options	1,464,420	1,481,207
RSUs	759,889	—
SARs	297,779	—
Series A convertible preferred stock	—	9,369,074
Series B convertible preferred stock	—	12,014,227
Preferred stock warrants	—	318,928

	3,966,073	25,101,434

For the three months ended March 31, 2007 and 2006, the reconciliation between net loss and net loss applicable to common shares is as follows:

	Three months ended
	March 31,
	2007	2006
Net loss	$(2,939)	$(3,141)
Add: Preferred stock dividends and accretion of preferred stock carrying value	—	(2,307)

Net loss applicable to common shares	$(2,939)	$(5,448)

6. Satellite Network and Other Equipment
Satellite network and other equipment consisted of the following:

	Useful life	March 31,	December 31,
	(years)	2007	2006
Land		$381	$379
Satellite network	5-7	9,319	7,373
Capitalized software	3-5	636	516
Computer hardware	5	914	867
Other	5-7	411	411
Assets under construction		33,427	26,905

		45,088	36,451
Less: accumulated depreciation and amortization		(7,490)	(7,320)

		$37,598	$29,131

During the three months ended March 31, 2007 and 2006, the Company capitalized costs attributable to the design and development of internal-use software in the amount of $139 and $12, respectively. Depreciation and amortization expense for the three months ended March 31, 2007 and 2006 was $170 and $410, respectively. This includes amortization of internal-use software of $44 and $19 for the three months ended March 31, 2007 and 2006, respectively.
Assets under construction primarily consist of costs relating to the design, development and launch of a single demonstration satellite pursuant to a contract with the United States Coast Guard (“USCG”) (see Notes 9 and 13) and milestone payments and other costs pursuant to the Company’s satellite payload and launch procurement agreements with Orbital Sciences Corporation and OHB-System AG for its quick-launch satellites (see Note 13) and upgrades to its infrastructure and ground segment.
7. Intangible Assets
The Company’s intangible assets consisted of the following:

Useful life
	(years)	March 31, 2007			December 31, 2006
			Accumulated			Accumulated
		Cost	amortization	Net	Cost	amortization	Net
Acquired licenses	6	$8,115	$(1,429)	$6,686	$8,115	$(1,057)	$7,058

Amortization expense was $372 and $246 for the three months ended March 31, 2007 and 2006, respectively.
Estimated amortization expense for intangible assets subsequent to March 31, 2007 is as follows:

Years ending December 31,
Remainder of 2007	$1,114
2008	1,486
2009	1,486
2010	1,486
2011	1,114

$6,686

8. Accrued Liabilities
The Company’s accrued liabilities consisted of the following:

	March 31,	December 31,
	2007	2006
Gateway settlement obligation (see Note 13)	$644	$945
Accrued compensation and benefits	1,966	2,094
Accrued milestone obligations in connection with quick-launch satellites (see Note 13)	5,000	—
Accrued warranty obligations	15	45
Accrued interest	666	622
Accrued professional services	591	361
Other accrued expenses	1,569	848

	$10,451	$4,915

The Company accrues an estimate of its exposure to warranty claims based on current product sales data and actual customer claims. The majority of the Company’s products carry a one-year warranty. The Company assesses the adequacy of its recorded accrued warranty costs periodically and adjusts the amount as necessary. The Company’s current contract manufacturer is responsible for warranty obligations related to the Company’s newer Communicator models which were introduced in the third quarter of 2005. During the three months ended March 31, 2007, substantially all of the Communicators sold by the Company were these newer models. As of March 31, 2007, the Company’s accrued warranty obligation is not significant.
9. Deferred Revenues
Deferred revenues consisted of the following:

	March 31,	December 31,
	2007	2006
Professional services	$7,228	$7,236
Service activation fees	1,366	1,326
Manufacturing license fees	86	89
Prepaid services	1,482	1,498

	10,162	10,149
Less current portion	(2,223)	(2,083)

Long-term portion	$7,939	$8,066

During 2004, the Company entered into a contract with the USCG to design, develop, launch and operate a single satellite equipped with the capability to receive, process and forward Automatic Identification System (“AIS”) data (the “Concept Validation Project”). Under the terms of the agreement, title to the Concept Validation Project demonstration satellite remains with the Company, however the USCG will be granted a non-exclusive, royalty free license to use the designs, processes and procedures developed under the contract in connection with any future Company satellites that are AIS enabled. The Company is permitted to use the Concept Validation Project satellite to provide services to other customers, subject to receipt of a modification of the Company’s current license or special temporary authority from the Federal Communication Commission. The agreement also provides for post-launch maintenance and AIS data transmission services to be provided by the Company to the USCG for an initial term of 14 months. At its option, the USCG may elect under the agreement to receive maintenance and AIS data transmission services for up to an additional 18 months subsequent to the initial term. The deliverables under the arrangement do not qualify as separate units of accounting and, as a result, revenues from the contract will be recognized ratably commencing upon the launch of the Concept Validation Project demonstration satellite (expected during 2007) over the expected life of the customer relationship (see Note 13).
Deferred professional services revenues at March 31, 2007 and December 31, 2006 represent amounts received from the USCG under the contract.
10. Note Payable
In connection with the acquisition of a majority interest in Satcom in 2005, the Company has recorded an indebtedness to OHB Technology A.G. (formerly known as OHB Teledata A.G.) (“OHB”), a stockholder of the Company. At March 31, 2007, the principal balance of the note payable was €1,138 ($1,521) and it had a carrying value of $930. At December 31, 2006, the principal balance of the note payable was €1,138 ($1,502) and it had a carrying value of $879. The carrying value was based on the note’s estimated fair value at the time of acquisition. The difference between the carrying value and principal balance is being amortized to interest expense over the estimated life of the note of six years. Interest expense related to the note for each of the three months ended March 31, 2007 and 2006 was $33. This note does not bear interest and has no fixed repayment term. Repayment will be made from the distribution profits (as defined in the note agreement) of ORBCOMM Europe LLC. The note has been classified as long-term and the Company does not expect any repayments to be required prior to March 31, 2008.

11. Stockholders’ Equity
Warrants to purchase common stock outstanding at March 31, 2007 were as follows:

Exercise price	Shares subject to Warrants
$2.33	937,137
$3.38	120,275
$4.26	386,573

1,443,985

During the three months ended March 31, 2007, the Company issued 134,887 shares of common stock upon the cashless exercise of warrants to purchase 173,311 common shares with per share exercise prices of $2.33 to $4.26.
At March 31, 2007, the Company has reserved the following shares of common stock for future issuance:

Shares
Employee stock compensation plans	6,122,627
Warrants to purchase common stock	1,443,985

7,566,612

12. Geographic Information
The Company operates in one reportable segment, satellite data communications. Other than satellites in orbit, long-lived assets outside of the United States are not significant. The following table summarizes revenues on a percentage basis by geographic region, based on the country in which the customer is located:

	Three months ended
	March 31,
	2007	2006
United States	89%	92%
Other(1)	11%	8%

	100%	100%

(1) No other single geographic areas are more than 10% of revenues for the three months ended March 31, 2007.
13. Commitments and Contingencies
Procurement agreements in connection with quick-launch satellites
On April 21, 2006, the Company entered into an agreement with Orbital Sciences whereby Orbital Sciences will design, manufacture, test and deliver to the Company, one payload engineering development unit and six AIS-equipped satellite payloads for the Company. The cost of the payloads is $17,000, subject to adjustment under certain circumstances. The Company had options to require Orbital Sciences to manufacture, test and deliver up to two additional satellite payloads at a cost of $2,200 per payload which have expired unexercised. Payments under the agreement are due upon the achievement of specified milestones by Orbital Sciences. As of March 31, 2007, the Company has made milestone payments of $10,500 under this agreement. The Company anticipates making payments under the contract of $5,800 during the remainder of 2007 and $700 in 2008.
On June 5, 2006, the Company entered into an agreement with OHB-System AG, an affiliate of OHB, to design, develop and manufacture six satellite buses, integrate such buses with the payloads to be provided by Orbital Sciences, and launch the six integrated satellites. The price for the six satellite buses and launch services is $20,000 and payments under the agreement are due upon specific milestones achieved by OHB-System AG. In addition, if OHB-System AG meets specific on-time delivery milestones, the Company would be obligated to pay up to an additional $1,000. The Company anticipates making payments under the agreement of $11,600 during the remainder of 2007 and $400 in 2008, for the initial order of six satellite buses and the related integration and launch services, inclusive of the on-time delivery payments. As of March 31, 2007, the Company has made milestone payments of $8,000 under this agreement. In addition, OHB-System AG will provide services relating to the development, demonstration and launch of the Company’s next-generation satellites at a total cost of $1,350. The Company has the option on or before June 5, 2007, to require OHB-System AG to design, develop and manufacture up to two additional satellite buses and integrate two satellite payloads at a cost of $2,100 per satellite.

Procurement agreements in connection with U.S. Coast Guard contract
In May 2004, the Company entered into an agreement to construct and deploy a satellite for use by the USCG (see Note 9). In connection with this agreement, the Company entered into procurement agreements with Orbital Sciences and OHB-System AG. All expenditures relating to this project are being capitalized as assets under construction. The satellite is expected to be launched during 2007. At March 31, 2007 and December 31, 2006, the Company has incurred $ 6,749 and $6,622 of costs related to this project, respectively. At March 31, 2007, the Company’s remaining obligation under these procurement agreements were $512.
Due to the fact that the launch of the original shared vehicle has not yet taken place principally as a result of the cancellation of the primary launch vehicle payload, the launch services provider, with the Company’s participation, has been seeking an alternative launch vehicle for the Coast Guard demonstration satellite. As a result of these delays, in February 2007, the USCG issued a unilateral modification to the contract setting a definitive launch date of July 2, 2007. Although the Company has not agreed to this modification, the Company and the launch services contractor have advised the USCG that the Company intends to work with the USCG to establish within the next several months a new definitive launch date. By letter dated April 20, 2007, the USCG has advised the Company that they intend to seek consideration, or other contractual or statutory remedies, for any launch delay beyond July 2, 2007. The Company has certain indemnity rights against the launch services provider in the event of a default under the launch services contract. The Company continues to be in discussions with the USCG and the launch services providers to secure an acceptable launch date and a successful resolution of this matter.
Gateway settlement obligation
In 1996, a predecessor to the Company entered into a contract to purchase gateway earth stations (“GESs”) from ViaSAT Inc. (the “GESs Contract”). As of September 15, 2000, the date the predecessor company filed for bankruptcy, approximately $11,000 had been paid to ViaSAT, leaving approximately $3,700 owing under the GESs Contract for 8.5 GESs manufactured and stored by ViaSAT. In December 2004, the Company and ViaSAT entered into a settlement agreement whereby the Company was granted title to 4 completed GESs in return for a commitment to pay an aggregate of $1,000 by December 2007. ViaSAT maintains a security interest and lien in the 4 GESs and has the right to possession of each GESs until the lien associated with the GESs has been satisfied. The Company has options, expiring in December 2007, to purchase any or all of the remaining 4.5 GESs for aggregate consideration of $2,700. However, the Company must purchase one of the remaining 4.5 GESs for $1,000 prior to the sale or disposition of the last of the 4 GESs for which title has been transferred. The Company recorded the 4 GESs in inventory at an aggregate value of $1,644 upon execution of the settlement agreement. As of March 31, 2007 and December 31, 2006, the accrued liability for the settlement agreement was $644 and $945, respectively.
Airtime credits
In 2001, in connection with the organization of ORBCOMM Europe LLC and the reorganization of the ORBCOMM business in Europe, the Company agreed to grant certain country representatives in Europe approximately $3,736 in airtime credits. The Company has not recorded the airtime credits as a liability for the following reasons: (i) the Company has no obligation to pay the unused airtime credits if they are not utilized; and (ii) the airtime credits are earned by the country representatives only when the Company generates revenue from the country representatives. The airtime credits have no expiration date. Accordingly, the Company is recording airtime credits as services are rendered and these airtime credits are recorded net of revenues from the country representatives. For the three months ended March 31, 2007 and 2006, airtime credits used totaled approximately $43 and $46, respectively. As of March 31, 2007 and December 31, 2006, unused credits granted by the Company were approximately $2,626 and $2,669, respectively.
Litigation
Quake.
On May 11, 2007, the Company and Quake Global, Inc. (“Quake”) entered into a global settlement agreement dismissing or discontinuing the legal proceedings with Quake discussed below.
On February 24, 2005, Quake filed a four count action for damages and injunctive relief against the Company, the Company’s wholly owned subsidiary, Stellar Satellite Communications, Ltd. (“New Stellar”), and Delphi Corporation, in the U.S. District Court for the Central District of California, Western Division (the “Complaint”). The Complaint alleges antitrust violations, breach of contract, tortious interference and improper exclusive dealing arrangements. Quake claims damages in excess of $15,000 and seeks treble damages, costs and reasonable attorneys’ fees, unspecified compensatory damages, punitive damages, injunctive relief and that the Company be required to divest itself of the assets it acquired from Stellar Satellite Communications, Ltd. (“Old Stellar”) and reconstitute a new and effective competitor. On April 21, 2005, the Company filed a motion to dismiss or to compel arbitration and dismiss or stay the proceedings, which the District Court denied. On July 19, 2005, the Company and New Stellar took an interlocutory appeal as of right to the Court of Appeals for the Ninth Circuit from the denial of the Company’s motion to dismiss. The appeal has been fully briefed and the parties are awaiting and oral argument to be scheduled by the Ninth Circuit.

On December 6, 2005, the Company filed its answer and counterclaims to Quake’s complaint.
On December 21, 2006, The Company served a Notice of Default on Quake for its failure to pay past-due royalty fees. Under the Subscriber Communicator Manufacturing Agreement, Quake had 30 days to cure that default, but failed to do so. In addition, the Company has demanded in this Notice of Default that Quake post security as required by the Subscriber Communicator Manufacturing Agreement, which Quake also failed to do. Accordingly, on January 30, 2007, the Company terminated its Subscriber Communicator Manufacturing Agreement with Quake. On February 12, 2007, Quake sought leave to file and serve a proposed supplemental complaint in the U.S. District Court for the Central District of California, alleging that the recent termination was a monopolizing and tortious act by the Company. On March 9, 2007, the Company filed an opposition to Quake’s motion to file a supplemental complaint, asserting that any dispute over the legality of the January 30 termination is subject to arbitration. By order dated April 23, 2007, the court granted Quake’s motion to amend the complaint, but deferred ruling on whether Quake’s new claims must be arbitrated. The court held that the issue of arbitrability may be raised by ORBCOMM LLC in a subsequent motion. In March 2007, the Company entered into an interim agreement with Quake for a term of two months for Quake to continue to supply Communicators to the Company’s customers.
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
No provision for losses, if any, that might have resulted from this matter was recorded in the Company’s financial statements as this action was in its preliminary stages and the Company was unable to predict the outcome and therefore it was not probable that a liability had been incurred and the amount of loss if any, was not reasonably estimable.
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
On August 4, 2006, ORBCOMM LLC filed a motion to intervene in the pending action between Quake and MobiApps in the U.S. District Court for the District of Maryland (Greenbelt Division) seeking a declaration as to (1) whether MobiApps has the right to use the ASIC product in Communicators it manufactures for use on the ORBCOMM system, and (2) whether the Company can permit or facilitate MobiApps to market or sell Communicators using the ASIC product for ORBCOMM’s system and/or allow such Communicators to be activated on ORBCOMM’s system. On August 7, 2006, the Maryland District Court transferred that action to the U.S. District Court for the Southern District of California. On October 20, 2006, ORBCOMM moved to intervene in the Southern District of California action and filed a Complaint-In-Intervention therein, seeking the relief it had requested in the Maryland District Court. ORBCOMM’s Motion to Intervene was granted on January 4, 2007. Under the terms of the agreement with MobiApps, the Company will be indemnified for its expenses incurred in connection with this action related to the alleged violations of Quake’s proprietary rights. On February 15, 2007, Quake filed its answer to the Complaint-In-Intervention and counterclaims against intervenor ORBCOMM, alleging that ORBCOMM interfered with Quake’s contractual relations and conspired with MobiApps to misappropriate Quake’s proprietary information. ORBCOMM LLC has sent notice to Quake’s counsel that ORBCOMM LLC believes the assertion of these counterclaims violates Rule 11 of the Federal Rules of Civil Procedure. No provision for losses, were recorded in the Company’s financial statements as this action was in its preliminary stages and the Company was unable to predict the outcome and therefore it was not probable that a liability had been incurred and the amount of loss if any, was not reasonably estimable.
On May 11, 2007, the Company entered into a global settlement agreement with Quake. Pursuant to the terms of the settlement agreement, the parties have agreed to (1) dismiss with prejudice and without cost the Complaint and any counterclaims; (2)  discontinue in its entirety the arbitration relating to the Subscriber Communicator Manufacturing Agreement with prejudice and without cost; and (3) dismiss with prejudice and without cost Quake’s counterclaims against ORBCOMM LLC in the pending action between Quake and MobiApps. Each party will bear its own legal expenses with respect to each of these legal proceedings. Under the terms of the settlement, the Company agreed to separate and segregate its officers and employees from those of New Stellar within 60 days and to maintain separate office, testing and laboratory facilities for New Stellar by February 2008. In addition, as part of the settlement, the Company and Quake have entered into a new subscriber communicator manufacturing agreement for a ten-year term with respect to the manufacture of subscriber communicators for use on the Company’s communications system.
     The Company is subject to various other claims and assessments in the normal course of its business. While it is not possible at this time to predict the outcome of the litigation discussed above with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to the Company, based on its evaluation of matters which are pending or asserted the Company’s management believes the disposition of such matter will not have a material adverse effect on the Company’s business or financial statements.
14. Subsequent Events
     In April 2007, the Company’s Plane F polar satellite, one of the Company’s original prototype first generation satellites launched in 1995, was retired due to intermittent service. This retirement did not have a material impact on the Company’s service.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Safe Harbor Statement Under the Private Securities Litigation Reform of Act 1995.
Certain statements discussed in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally relate to our plans, objectives and expectations for future events and includes statements about our expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. Such forward-looking statements, including those concerning the Company’s expectations, are subject to known and unknown risks and uncertainties, which could cause actual results to differ materially from the results, projected, expected or implied by the forward-looking statements, some of which are beyond the Company’s control, that may cause the Company’s actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include but are not limited to: substantial losses we have incurred and expect to continue to incur; demand for and market acceptance of our products and services and the applications developed by our resellers; technological changes, pricing pressures and other competitive factors; the inability of our international resellers to develop markets outside the United States; satellite launch failures, satellite launch and construction delays and cost overruns and in-orbit satellite failures or reduced performance; the failure of our system or reductions in levels of service due to technological malfunctions or deficiencies or other events; our inability to renew or expand our satellite constellation; political, legal regulatory, government administrative and economic conditions and developments in the United States and other countries and territories in which we operate and changes in our business strategy. These and other risks are described in more detail in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006. The Company undertakes no obligation to publicly revise any forward-looking statements or cautionary factors, except as required by law.
Overview
Presently, we operate the only global commercial wireless messaging system optimized for narrowband communications. Our system consists of a global network of 29 low-Earth orbit, or LEO, satellites and accompanying ground infrastructure. In April 2007, our Plane F polar satellite, one of the original prototype first generation satellites launched in 1995, was voluntarily retired due to intermittent service, without material impact on our service, reducing our constellation from 30 to 29 satellites. Our two-way communications system enables our customers and end-users, which include large and established multinational businesses and government agencies, to track, monitor, control and communicate cost-effectively with fixed and mobile assets located anywhere in the world. Our products and services enable our customers and end-users to enhance productivity, reduce costs and improve security through a variety of commercial, government and emerging homeland security applications. We enable our customers and end-users to achieve these benefits using a single global technology standard for machine-to-machine and telematic, or M2M, data communications. Our customers have made significant investments in developing ORBCOMM-based applications. Examples of assets that are connected through our M2M data communications system include trucks, trailers, railcars, containers, heavy equipment, fluid tanks, utility meters, pipeline monitoring equipment, marine vessels and oil wells. Our customers include original equipment manufacturers, or OEMs, such as Caterpillar Inc., Komatsu Ltd., Hitachi Construction Machinery Co., Ltd. and the Volvo Group, international value added resellers, or IVARs, such as the Equipment Services business of General Electric Company (“GE”), value-added resellers, or VARs, such as Fleet Management Services, XATA Corporation and American Innovations, Ltd., and government agencies, such as the U.S. Coast Guard.
Through our M2M data communications system, our customers and end-users can send and receive information to and from any place in the world using low-cost subscriber communicators and paying airtime costs that we believe are the lowest in the industry for global connectivity.
We believe that there is no other satellite or terrestrial network currently in operation that can offer global two-way wireless narrowband data service coverage at comparable cost using a single technology standard worldwide. We are currently authorized, either directly or indirectly, to provide our communications services in over 80 countries and territories in North America, Europe, South America, Asia, Africa and Australia.
Presently our unique M2M data communications system is comprised of three elements: (i) a constellation of 29 LEO satellites in multiple orbital planes between 435 and 550 miles above the Earth operating in the Very High Frequency, or VHF, radio frequency spectrum, (ii) related ground infrastructure, including 14 gateway earth stations, four regional gateway control centers and a network control center in Dulles, Virginia, through which data sent to and from subscriber communicators are routed and (iii) subscriber communicators attached to a variety of fixed and mobile assets worldwide.
Our principal products and services are revenues from satellite communications services and sales of subscriber communicators. We provide global M2M data communications services through our satellite-based system. We focus our communications services on narrowband data applications. These data messages are typically sent by a remote subscriber communicator through our satellite system to our ground facilities for forwarding through an appropriate terrestrial communications network to the ultimate destination. Our wholly owned subsidiary, Stellar Satellite Communications Ltd. (“Stellar”), markets and sells subscriber communicators manufactured exclusively for Stellar, by Delphi Automotive Systems LLC (“Delphi”), a subsidiary of Delphi Corporation directly to customers. We also earn a one time royalty from third parties for the use of our proprietary communications protocol, which enables subscriber communicators to connect to our M2M data communications system.

Increasingly, businesses and governments face the need to track, control, monitor and communicate with fixed and mobile assets that are located throughout the world. At the same time, these assets increasingly incorporate microprocessors, sensors and other devices that can provide a variety of information about the asset’s location, condition, operation or measurements and respond to external commands. As these intelligent devices proliferate, we believe that the need to establish two-way communications with these devices is greater than ever. Increasingly, owners and users of these intelligent devices are seeking low cost and efficient communications systems that will enable them to communicate with these devices.
Our products and services are typically combined with industry-or customer-specific applications developed by our resellers which are sold to their end-user customers. We do not generally market to end-users directly; instead, we utilize a cost-effective sales and marketing strategy of partnering with over 150 resellers ( i.e., VARs and country representatives). These resellers, which are our direct customers, market to end-users.
Critical Accounting Policies
Our discussion and analysis of our results of operations, liquidity and capital resources are based on our unaudited condensed consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, costs of revenues, accounts receivable, the useful lives and impairment of satellite network and other equipment, capitalized development costs, intangible assets, inventory valuation, fair value of securities underlying share-based payment arrangements and the valuation of deferred tax assets. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from our estimates and could have a significant adverse effect on our results of operations and financial position. For a discussion of our critical accounting policies see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2006. There has been no material changes to our critical accounting policies during the three months ended March 31, 2007 except for the income taxes policy discussed below.
Effective January 1, 2007, we began to measure and record uncertain tax positions in accordance with FIN 48  Accounting for Uncertainty in Income Taxes (“FIN 48”) an Interpretation of FASB Statement No. 109.
FIN 48 prescribes a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Only tax positions meeting the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of this Interpretation. FIN 48 also provides guidance on accounting for derecognition, interest and penalties, and classification and disclosure of matters related to uncertainty in income taxes. Accounting for uncertainties in income tax positions under FIN 48 involves significant judgments by management.
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
EBITDA is not a performance measure calculated in accordance with GAAP. While we consider EBITDA to be an important measure of operating performance, it should be considered in addition to, and not as a substitute for, or superior to, net loss or other measures of financial performance prepared in accordance with GAAP and may be different than EBITDA measures presented by other companies.

The following table (in thousands) reconciles our net loss to EBITDA for the periods shown:

	Three months ended March 31,
	2007	2006
Net loss	$(2,939)	$(3,141)
Interest income	(1,279)	(455)
Interest expense	52	17
Depreciation and amortization	542	656

EBITDA	$(3,624)	$(2,923)

     EBITDA during the three months ended March 31, 2007 decreased by $0.7 million over 2006. This decrease was due to an increase in operating expenses of $2.1 million to support the growth of the business, which was partially offset by higher net service revenues of $1.7 million. Operating expenses increased in the first quarter of 2007 mostly due to increases in stock-based compensation of $1.3 million, staffing costs, litigation and the costs of being a public company. For the remainder of 2007, staffing costs excluding stock-based compensation are expected to moderate as our staffing increased subsequent to the first quarter of 2006. We expect negative EBITDA to continue in 2007.
Results of Operations
Revenues
Revenues consist of service revenues and product sales. Service revenues are based upon utilization of subscriber communicators on our communications system. These service revenues generally consist of a one-time activation for each subscriber communicator activated for use on our communications system and subscriber-based recurring monthly usage fees. Service revenues are also earned from providing engineering, technical and management support services to customers, and from license fees and a one time royalty by third parties for the use of our proprietary communications protocol, which enables subscriber communicators to connect to our M2M data communications system. Product sales consist of sales of subscriber communicators, other products such as subscriber communicator peripherals, and other equipment such as gateway earth stations and gateway control centers to customers.
The table below presents our revenues (in thousands) for the three months ended March 31, 2007 and 2006, together with the percentage of total revenue represented by each revenue category:

	Three months ended March 31,
	2007		2006
		% of		% of
		Total		Total
Service revenues	$3,950	66.3%	$2,321	36.4%
Product sales	2,011	33.7%	4,059	63.6%

	$5,961	100.0%	$6,380	100.0%

Total revenues for the three months ended March 31, 2007 decreased by $0.4 million, or 6.6%, to $6.0 million from $6.4 million for the three months ended March 31, 2006. This decrease related to a decrease in product sales of $2.1 million offset by an increase in service revenues of $1.7 million.
Service revenues
Service revenues increased $1.7 million for the three months ended March 31, 2007, or 70.2%, to $4.0 million, or approximately 66.3% of total revenues, from $2.3 million, or approximately 36.4% of total revenues for the three months ended March 31, 2006. This increase was primarily due to an increase in the number of billable subscriber communicators activated on our communications system. At March 31, 2007, there were approximately 250,000 billable subscriber communicators as compared to approximately 138,000 billable subscriber communicators at March 31, 2006, an increase of 81.6%.
The number of billable subscriber communicators grew at a faster pace than our total service revenues due in part to customary lags between subscriber communicator activations and recognition of service revenues from these units. Consistent with our strategy to focus on customers with the potential for a high number of connections with lower usage applications, we experienced an increase in the mix of lower revenue per subscriber communicator applications. The increase in the number of billable subscriber communicators was primarily by customers with trailer tracking, heavy equipment monitoring and “in-cab” truck monitoring applications. For the remainder of 2007, we expect service revenues to increase over the corresponding periods in 2006, as service revenues increase from our growing base of subscriber communicators.

Product sales
Revenue from product sales decreased $2.1 million for the three months ended March 31, 2007, or 50.5%, to $2.0 million, or approximately 33.7% of total revenues, from $4.1 million, or approximately 63.6% of total revenues for the three months ended March 31, 2006. This decrease was primarily due to lower sales to GE in the first quarter of 2007 resulting from a large order from GE in the prior year quarter, and also a sales return and a decrease in our average selling price of subscriber communicators based on expected volume price reductions we will receive from our contract manufacturer Delphi on 2007 inventory purchases. For the remainder of 2007, based on orders received, as well as ongoing discussions with existing and potential new customers we expect product revenues from sales of subscriber communicators to increase over the corresponding periods in 2006.
Costs of services
Costs of services include the expenses associated with our engineering groups, the repair and maintenance of our ground infrastructure, the depreciation associated with our communications system and the amortization of licenses acquired.
Costs of services increased by $0.3 million, or 14.4%, to $2.4 million for the three months ended March 31, 2007 from $2.1 million during the three months ended March 31, 2006. The increase was due to an increase of $0.2 million in stock-based compensation, which was not significant in 2006, and higher equipment maintenance costs of $0.2 million as we made improvements to the existing system infrastructure, offset by a decrease of $0.1 million in the depreciation associated with our communications system primarily related to our satellites becoming fully depreciated during the fourth quarter of 2006. As a percentage of service revenues, cost of services were 59.6% of service revenues for the three months ended March 31, 2007 compared to 88.6% for the three months ended March 31, 2006. For the remainder of 2007, we expect costs of services as a percentage of service revenues to decrease over the corresponding periods in 2006.
Costs of product sales
Costs of product sales include the cost of subscriber communicators and related peripheral equipment, as well as the operational costs to fulfill customer orders, including costs for employees related to our Stellar subsidiary.
Costs of product sales decreased for the three months ended March 31, 2007 by $2.0 million, or 48.3%, to $2.1 million from $4.1 million for the three months ended March 31, 2006. Product cost represented 83.3% of the cost of product sales for the three months ended March 31, 2007, which decreased by $2.0 million, or 53.4%, to $1.8 million for the three months ended March 31, 2007 from $3.8 million for the three months ended March 31, 2006. We had a gross loss from product sales (revenues from product sales minus costs of product sales including costs for Stellar) of $0.1 million, for the three months ended March 31, 2007, including stock-based compensation of less than $0.1 million as compared to a gross loss from product sales of less than $0.1 million for the three months ended March 31, 2006. Stock-based compensation was nil for the three months ended March 31, 2006. The gross loss from product sales for the three months ended March 31, 2007 was related to lower revenues from subscriber communicator sales and lower average selling prices per unit as described above in Product Sales during the three months ended March 31, 2007, which was not enough to cover costs associated with distribution, fulfillment and customer service costs associated with completing customer orders. The gross loss from product sales for the three months ended March 31, 2006 was attributable primarily to an inventory impairment of $0.3 million due to lower than anticipated demand for our older ST2500 model subscriber communicators because of the rapid acceptance of our newer DS 300 and DS 100 models manufactured by Delphi. For the remainder of 2007, we expect gross profit to increase over 2006.
Selling, general and administrative expenses
Selling, general and administrative expenses relate primarily to compensation and associated expenses for employees in general management, sales and marketing, and finance, litigation expenses and regulatory matters.
Selling, general and administrative expenses increased $2.0 million, or 60.0%, to $5.3 million for the three months ended March 31, 2007 from $3.3 million for the three months ended March 31, 2006. This increase is primarily due to an increase in stock-based compensation of $1.3 million for the three months ended March 31 2007, resulting from the granting of restricted stock units and stock appreciation rights in February 2007 and October 2006, a $0.4 million increase in payroll costs related to increased staffing after the first quarter of 2006 and a $0.3 million increase in professional service fees relating to litigation and regulatory filings.
For the remainder of 2007, we expect the growth rate of selling, general and administrative expenses, excluding stock-based compensation, to moderate over the corresponding 2006 periods.
Except for the fourth quarter of 2007, we expect stock-based compensation to increase over the corresponding 2006 periods due to the timing of granting time-based and performance-based restricted stock units and stock appreciation rights.
Product development expenses
Product development expenses consist primarily of the expenses associated with the staff of our engineering development team, along with the cost of third parties that are contracted for specific development projects.
Product development expenses for the three months ended March 31, 2007 and 2006 was $0.4 million and $0.5 million, respectively, decreasing 27.2% in the current year period over the same period in the prior year.

Other income (expense)
Other income is comprised primarily of interest income from our cash and cash equivalents, which consists of interest bearing instruments, including commercial paper, and our investments in investment grade floating rate redeemable municipal debt securities classified as available-for-sale marketable securities.
Other income was $1.3 million for the three months ended March 31, 2007 compared to $0.5 million for the three months ended March 31, 2006. This increase was due to increased investment balances resulting from net proceeds received from our initial public offering completed in November 2006. We expect that interest income will increase then gradually decrease as cash is used for our capital expenditures, working capital purposes and to fund operating losses.
Net loss and net loss applicable to common shares
As a result of the items described above, our net loss narrowed to $2.9 million for the three months ended March 31, 2007, compared to a net loss of $3.1 million for the three months ended March 31, 2006, decreasing by $0.2 million, an improvement of 6.4%. For the three months ended March 31, 2006, our net loss applicable to common shares (net loss adjusted for dividends required to be paid on shares of preferred stock and accretion in preferred stock carrying value) was $5.4 million.
Liquidity and Capital Resources
Overview
Our liquidity requirements arise from our working capital needs and to fund capital expenditures to support our current operations, and facilitate growth and expansion. Since our inception, we have financed our operations primarily through private placements of debt, convertible redeemable preferred stock, membership interests and common stock. We have incurred losses from operations since inception, including a net loss of $2.9 for the three months ended March 31, 2007 and as of March 31, 2007 we have an accumulated deficit of $62.8 million. As of March 31, 2007, our primary source of liquidity consisted of cash, cash equivalents and marketable securities, consisting of investment grade floating rate redeemable municipal debt securities, totaling $98.1 million.
Operating activities
Cash generated in our operating activities for the three months ended March 31, 2007 was $0.7 million resulting from a net loss of $2.9 million offset by adjustments for non-cash items of $2.5 million, and $1.1 million of cash generated from working capital. Adjustments for non-cash items primarily consisted of $0.5 million for depreciation and amortization and $1.9 million for stock-based compensation. Working capital activities primarily consisted of a net source of cash of $1.4 million for a decrease to inventories primarily related to better inventory management, offset by a use of cash of $0.5 million for an increase in prepaid expense and other current assets primarily related to deferred costs incurred in connection with a proposed secondary public offering of our common stock.
Cash used in our operating activities for the three months ended March 31, 2006 was $6.7 million resulting from a net loss of $3.1 million, offset by adjustments for non-cash items of $1.1 million, and $4.7 million used for working capital. Adjustments for non-cash items primarily consisted of $0.7 million for depreciation and amortization, $0.3 million for inventory impairments and $0.3 million for stock-based compensation, offset by a decrease of $0.3 million in the allowance for doubtful accounts. Working capital activities primarily consisted of a net use of cash of $3.0 million for an increase to accounts receivable primarily related to the increase in our revenues, and the timing of collections, a use of cash of $0.5 million to inventories primarily related to the increase in our revenues and a use of cash of $1.9 million for a decrease in accounts payable and accrued liabilities primarily related to payments for issuance costs related to our Series B preferred stock. The uses described above were offset by a source of cash of $0.7 million from an increase in deferred revenue primarily related to billings we rendered in connection with our Coast Guard demonstration satellite scheduled for launch during 2007.

Investing activities
Cash used in our investing activities for the three months ended March 31, 2007 was $15.3 million resulting from capital expenditures of $3.0 million and purchases of marketable securities consisting of investment grade floating rate redeemable municipal debt securities totaling $19.0 million offset by sales of marketable securities of $6.8 million. Capital expenditures included $2.2 million for the quick-launch and next-generation satellites and $0.8 million of improvements to our internal infrastructure and ground segment.
Cash used in our investing activities for the three months ended March 31, 2007 was $0.8 million, resulting from capital expenditures of $0.5 million for the Concept Validation Project and $0.3 million of improvements to our internal infrastructure and ground segment.
Financing activities
Cash used in our financing activities the three months ended March 31, 2007 was $0.6 million, resulting from payments of invoices in 2007 related to offering costs incurred in connection with our initial public offering in November 2006.
Cash used in our financing activities for the three months ended March 31, 2006 was $6.6 million, resulting from dividend payments to our Series A preferred stock holders totaling $8.0 million, offset by net proceeds received of $1.4 million for the issuance of an additional 391,342 shares of Series B preferred stock after deducting issuance costs.
Future Liquidity and Capital Resource Requirements
We expect cash flows from operating activities, along with our existing cash and marketable securities will be sufficient to provide working capital and fund capital expenditures, which primarily includes the deployment of 7 additional satellites through the next 12 months. For the remainder of 2007, we expect to incur approximately $65 million of capital expenditures primarily for our quick-launch and next-generation satellites.
Contractual Obligations
There have been no material changes in our contractual obligations as of March 31, 2007, as previously disclosed in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2006.
Off- Balance Sheet Arrangements
We have no material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.
Recent accounting pronouncements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), to define fair value, establish a framework for measuring fair value in conformity with accounting principles generally accepted in the United Sates of America, which expands disclosures about fair value measurements. SFAS 157 requires quantitative disclosures using a tabular format in all periods (interim and annual) and qualitative disclosures about the valuation techniques used to measure fair value in all annual periods. SFAS 157 will be effective for us beginning January 1, 2008. We are currently evaluating the impact this standard will have on our financial statements.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 will be effective for us on January 1, 2008. We are currently evaluating the impact of adopting SFAS 159 on our financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risks
There has been no material changes in our assessment of our sensitivity to market risk as of March 31, 2007, as previously disclosed in Part II, Item 7A “Quantitative and Qualitative Disclosures about Market Risks” in our Annual Report on Form 10-K for the year ended December 31, 2006.
Concentration of credit risk
During the three months ended March 31, 2007 and 2006, sales to GE, a holder of approximately 5.5% of our common stock, comprised 39.7% and 62.7% of our revenues, respectively.
Item 4. Disclosure Controls and Procedures
Evaluation of the Company’s disclosure controls and procedures. The Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2007. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2007.
Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Quake Global, Inc.
On May 11, 2007, ORBCOMM LLC and Stellar Satellite Communications, Ltd., (“Stellar”) entered into a global settlement agreement with Quake Global, Inc. (“Quake”) dismissing or discontinuing our legal proceedings with Quake discussed below.
On February 24, 2005, Quake filed a four-count action for damages and injunctive relief against ORBCOMM LLC, our wholly owned subsidiary, Stellar, and Delphi Corporation, in the U.S. District Court for the Central District of California, Western Division (the “Complaint”). The Complaint alleges antitrust violations, breach of contract, tortious interference and improper exclusive dealing arrangements. Quake claims damages in excess of $15 million and seeks treble damages, costs and reasonable attorneys’ fees, unspecified compensatory damages, punitive damages, injunctive relief and that we be required to divest ourselves of the assets we had acquired from Stellar and reconstitute a new and effective competitor. On April 21, 2005, we filed a motion to dismiss or to compel arbitration and dismiss or stay the proceedings, which the District Court denied. On July 19, 2005, we and Stellar took an interlocutory appeal as of right to the Court of Appeals for the Ninth Circuit from the denial of our motion to dismiss. On December 6, 2005, we filed our answer and counterclaims to Quake’s Complaint.

On December 21, 2006, we served a Notice of Default on Quake for its failure to pay past-due royalty fees. Under our Subscriber Communicator Manufacturing Agreement, Quake had 30 days to cure that default, but failed to do so. In addition, we demanded in this Notice of Default that Quake post security as required by the Subscriber Communicator Manufacturing Agreement, which Quake also failed to do. Accordingly, on January 30, 2007, we terminated our Subscriber Communicator Manufacturing Agreement with Quake. On February 12, 2007, Quake sought leave to file and serve a proposed supplemental complaint in the U.S. District Court for the Central District of California, alleging that the recent termination was a monopolizing and tortious act by us. On March 9, 2007, we filed an opposition to Quake’s motion to file a supplemental complaint, asserting that any dispute over the legality of the January 30 termination is subject to arbitration. By order dated April 23, 2007, the court granted Quake’s motion to amend the complaint, but deferred ruling on whether Quake’s new claims must be arbitrated. The court held that the issue of arbitrability may be raised by ORBCOMM LLC in a subsequent motion. In March 2007, we entered into an interim agreement with Quake for a term of two months for Quake to continue to supply subscriber communicators to our customers.

Separately, we served notices of default upon Quake in July and September 2005 and in June, August and December, 2006 under our Subscriber Communicator Manufacturing Agreement. On September 23, 2005, we commenced an arbitration with the American Arbitration Association seeking (1) a declaration that we have the right to terminate our Subscriber Communicator Manufacturing Agreement with Quake; (2) an injunction against Quake’s improperly using the fruits of contractually-prohibited non-segregated modem design and development efforts in products intended for use with the systems of our competitors; and (3) damages. Quake has filed an answer with counterclaims to our claims in the arbitration. As part of Quake’s counterclaims, it claims damages of at least $50 million and seeks attorney fees and expenses incurred in connection with the arbitration. On August 28, 2006, we amended our statement of claims in the arbitration to add the claims identified in the June and August 2006 notices of default. On December 15, 2006, we amended our statement of claims in the arbitration to add the claims identified in the December 14, 2006 notice of default. On February 7, 2007, we sought leave to amend our statement of claims in the arbitration seeking a declaration that our exercise of our contractual termination right under the Subscriber Communicator Manufacturing Agreement was lawful and proper in all respects, including but not limited to under the terms of the Subscriber Communicator Manufacturing Agreement and the laws of the United States. On February 23, 2007, Quake filed its reply papers opposing such amended statement of claims. On March 10, 2007, the arbitration panel determined to allow us to amend our statement of claims in the arbitration seeking a declaration that our exercise of our contractual termination right under the Subscriber Communicator Manufacturing Agreement was proper as a contractual matter but declined jurisdiction as to antitrust issues related to such termination.

Separately, in connection with a pending legal action between Quake and Mobile Applitech, Inc., or MobiApps, relating to a radio frequency application specific integrated circuit, or ASIC, developed pursuant to a Joint Development Agreement between Quake and MobiApps, Quake sent us a letter dated July 19, 2006 notifying us that we should not permit or facilitate MobiApps to market or sell subscriber communicators for use on our communications system or allow MobiApps’ subscriber communicators to be activated on our communications system and that failure to cease and desist from the foregoing actions may subject us to legal liability and allow Quake to seek equitable and monetary relief. On August 4, 2006, our ORBCOMM LLC subsidiary filed a motion to intervene in the pending action between Quake and MobiApps in the U.S. District Court for the District of Maryland (Greenbelt Division) seeking a declaration as to (1) whether MobiApps has the right to use the ASIC product in subscriber communicators it manufactures for use on our communications system, and (2) whether we can permit or facilitate MobiApps to market or sell subscriber communicators using the ASIC product for our communications system and/or allow such subscriber communicators to be activated on our communications system. On August 7, 2006, the Maryland District Court transferred that action to the U.S. District Court for the Southern District of California. On October 20, 2006, ORBCOMM LLC moved to intervene in the Southern District of California action and filed a Complaint-In-Intervention therein, seeking the relief it had requested in the Maryland District Court. ORBCOMM LLC’s Motion to Intervene was granted on January 4, 2007. Under the terms of our agreement with MobiApps, we will be indemnified for our expenses incurred in connection with this action related to the alleged violations of Quake’s proprietary rights. On February 15, 2007, Quake filed its answer to the Complaint-In-Intervention and counterclaims against intervenor ORBCOMM LLC, alleging that ORBCOMM LLC interfered with Quake’s contractual relations and conspired with MobiApps to misappropriate Quake’s proprietary information. ORBCOMM LLC has sent notice to Quake’s counsel that ORBCOMM LLC believes the assertion of these counterclaims violates Rule 11 of the Federal Rules of Civil Procedure.
On May 11, 2007, ORBCOMM LLC and Stellar and Quake entered into a global settlement agreement, pursuant to which the parties have agreed to (1) dismiss with prejudice and without cost the Complaint and any counterclaims; (2) discontinuing in its entirety the arbitration relating to the Subscriber Communicator Manufacturing Agreement with prejudice and without cost; and (3) dismiss with prejudice and without cost Quake’s counterclaims against ORBCOMM LLC in the pending action between Quake and MobiApps. Each party will bear its own legal expenses with respect to each of these legal proceedings. Under the terms of the settlement, ORBCOMM LLC and Stellar agreed to separate and segregate our officers and employees from those of Stellar within 60 days and to maintain separate office, testing and laboratory facilities for Stellar by February 2008. In addition, as part of the settlement, we and Quake have entered into a new subscriber communicator manufacturing agreement for a ten-year term with respect to the manufacture of subscriber communicators for use on our communications system.
Item 1A. Risk Factors
Other than with respect to the risk factor discussed below, there have been no material changes in the risk factors as of March 31, 2007, as previously disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006.
We rely on a limited number of manufacturers for our subscriber communicators. If we are unable to, or cannot find third parties to, manufacture a sufficient quantity of subscriber communicators at a reasonable price, the prospects for our business will be negatively impacted.

The development and availability on a timely basis of relatively inexpensive subscriber communicators are critical to the successful commercial operation of our system. Our Stellar subsidiary relies on a contract manufacturer, Delphi to produce subscriber communicators. Our customers may not be able to obtain a sufficient supply of subscriber communicators at price points or with functional characteristics and reliability that meet their needs. An inability to successfully develop and manufacture subscriber communicators that meet the needs of customers and are available in sufficient numbers and at prices that render our services cost-effective to customers could limit the acceptance of our system and potentially affect the quality of our services, which could have a material adverse effect on our business, financial condition and results of operations.

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
There are currently three manufacturers of subscriber communicators, including Quake, Mobile Applitech, Inc. and our Stellar subsidiary. On May 11, 2007, our ORBCOMM LLC subsidiary, our Stellar subsidiary and Quake entered into a global settlement agreement dismissing or discontinuing our legal proceedings with Quake discussed in Part II, Item 1. “Legal Proceedings”. If our agreements with third party manufacturers, including our new subscriber communicator manufacturing agreement with Quake, are terminated or expire, our search for additional or alternate manufacturers could result in significant delays in customers activating subscriber communicators on our communications system. added expense for our customers and our inability to maintain or expand our customer base.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Use of Proceeds from Initial Public Offering
On November 2, 2006, the SEC declared effective our Registration Statement on Form S-1 (Registration No. 333-134088), relating to our initial public offering. After deducting underwriters’ discounts and commissions and other offering costs, our net proceeds were approximately $68.3 million. We intend to use the remaining net proceeds from our initial public offering to provide working capital and fund capital expenditures, primarily related to the deployment of additional satellites, which will be comprised of our quick-launch and next-generation satellites. As of March 31, 2007, we had not used any of the net proceeds for such purposes. Pending such uses, we are investing the net proceeds in short-term interest bearing cash equivalents and investment grade floating rate redeemable municipal debt securities.
Exercise of Warrants
During the three months ended March 31, 2007, we issued 134,887 shares of common stock upon the cashless exercise of warrants to purchase 173,311 common shares with per share exercise prices of $2.33 to $4.26
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.

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

ORBCOMM Inc.
(Registrant)
Date: May 14, 2007	/s/ Jerome B. Eisenberg Jerome B. Eisenberg,
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2007	/s/ Robert G. Costantini Robert G. Costantini,
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)