Form 10-Q
period 2007-06-30
ORBCOMM Inc.
filed 2007-08-14
CIK 1361983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock as of August 7, 2007 is 41,465,564.

ORBCOMM Inc.
Index

Part I — Financial Information

Item 1.	Condensed Consolidated Financial Statements (Unaudited):

Condensed Consolidated Balance Sheets

Condensed Consolidated Statements of Operations

Condensed Consolidated Statements of Cash Flows

Notes to Condensed Consolidated Financial Statements

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risks

Item 4.	Controls and Procedures

Part II — Other Information

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

EX-10.1: Summary of Non-Employee Director Compensation
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

Part I. Financial Information
Item 1. Financial Statements
ORBCOMM Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(Unaudited)

	June 30,	December 31,
	2007	2006
ASSETS

Current assets:
Cash and cash equivalents	$76,361	$62,139
Marketable securities	47,050	38,850
Accounts receivable, net of allowances for doubtful accounts of $418 and $297 as of June 30, 2007 and December 31, 2006	5,487	5,185
Inventories	3,085	3,528
Advances to contract manufacturer	153	177
Prepaid expenses and other current assets	1,159	1,354

Total current assets	133,295	111,233
Long-term receivable	372	372
Satellite network and other equipment, net	43,197	29,131
Intangible assets, net	6,315	7,058
Other assets	306	299

Total assets	$183,485	$148,093

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$8,821	$3,438
Accrued liabilities	4,518	4,915
Current portion of deferred revenue	2,202	2,083

Total current liabilities	15,541	10,436
Note payable — related party	971	879
Deferred revenue, net of current portion	8,118	8,066

Total liabilities	24,630	19,381

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0.001; 250,000,000 shares authorized; 41,294,471 and 36,923,715 shares issued and outstanding as of June 30, 2007 and December 31, 2006	41	37
Additional paid-in capital	223,360	188,917
Accumulated other comprehensive loss	(463)	(395)
Accumulated deficit	(64,083)	(59,847)

Total stockholders’ equity	158,855	128,712

Total liabilities and stockholders’ equity	$183,485	$148,093

See notes to condensed consolidated financial statements.

ORBCOMM Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenues:
Service revenues	$4,217	$2,624	$8,167	$4,945
Product sales	2,410	3,637	4,421	7,696

Total revenues	6,627	6,261	12,588	12,641

Costs and expenses (1):
Costs of services	1,966	2,109	4,319	4,166
Costs of product sales	2,532	3,254	4,638	7,330
Selling, general and administrative	4,485	3,220	9,796	6,548
Product development	257	544	617	1,042

Total costs and expenses	9,240	9,127	19,370	19,086

Loss from operations	(2,613)	(2,866)	(6,782)	(6,445)

Other income (expense):
Interest income	1,339	586	2,618	1,041
Other income	30	140	33	140
Interest expense	(53)	(110)	(105)	(127)

Total other income	1,316	616	2,546	1,054

Net loss	$(1,297)	$(2,250)	$(4,236)	$(5,391)

Net loss applicable to common shares (Note 5)	$(1,297)	$(4,806)	$(4,236)	$(10,254)

Net loss per common share:
Basic and diluted	$(0.03)	$(0.84)	$(0.11)	$(1.80)

Weighted average common shares outstanding:
Basic and diluted	38,669	5,690	37,857	5,690

(1) Stock-based compensation included in costs and expenses:
Costs of services	$90	$9	$310	$17
Costs of product sales	58	—	87	—
Selling, general and administrative	905	72	2,542	400
Product development	30	5	72	10

	$1,083	$86	$3,011	$427

See notes to condensed consolidated financial statements.

ORBCOMM Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six months ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(4,236)	$(5,391)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Change in allowance for doubtful accounts	121	(56)
Inventory impairments	—	336
Depreciation and amortization	1,138	1,283
Accretion on note payable — related party	66	66
Stock-based compensation	3,011	427
Changes in operating assets and liabilities:
Accounts receivable	(423)	(1,316)
Inventories	443	(548)
Advances to contract manufacturer	24	467
Prepaid expenses and other current assets	188	(1,086)
Accounts payable and accrued liabilities	(148)	(1,778)
Deferred revenue	171	894

Net cash provided by (used in) operating activities	355	(6,702)

Cash flows from investing activities:
Capital expenditures	(9,596)	(5,666)
Purchases of marketable securities	(29,700)	(24,250)
Sales of marketable securities	21,500	—

Net cash used in investing activities	(17,796)	(29,916)

Cash flows from financing activities:
Proceeds from issuance of common stock in connection with secondary public offering, net of underwriters’ discounts and commissions and offering costs of $2,405	31,922	—
Proceeds from issuance of Series B preferred stock, net of issuance costs of $113	—	1,465
Proceeds from exercise of warrants	392	—
Payment of offering costs in connection with initial public offering	(609)	—
Payment of Series A preferred stock dividends	—	(8,027)

Net cash provided by (used in) financing activities	31,705	(6,562)

Effect of exchange rate changes on cash and cash equivalents	(42)	(156)

Net increase (decrease) in cash and cash equivalents	14,222	(43,336)

Cash and cash equivalents:
Beginning of period	62,139	68,663

End of period	$76,361	$25,327

Supplemental cash flow disclosures:
Preferred stock dividends accrued	$—	$4,357

Capital expenditures incurred not yet paid.	$4,865	$—

Secondary public offering expenses incurred not yet paid.	$878	$—

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
In the opinion of management, the financial statements as of June 30, 2007 and for the three and six month periods ended June 30, 2007 and 2006 include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year.
The financial statements include the accounts of the Company, its wholly-owned and majority-owned subsidiaries, and investments in variable interest entities in which the Company is determined to be the primary beneficiary. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in entities over which the Company has the ability to exercise significant influence but does not have a controlling interest are accounted for under the equity method of accounting. The Company considers several factors in determining whether it has the ability to exercise significant influence with respect to investments, including, but not limited to, direct and indirect ownership level in the voting securities, active participation on the board of directors, approval of operating and budgeting decisions and other participatory and protective rights. Under the equity method, the Company’s proportionate share of the net income or loss of such investee is reflected in the Company’s consolidated results of operations. Although the Company owns interests in companies that it accounts for pursuant to the equity method, the investments in those entities had no carrying value as of June 30, 2007 and December 31, 2006. The Company had no equity in the earnings or losses of those investees for the three and six months ended June 30, 2007 and 2006. Non-controlling interests in companies are accounted for by the cost method where the Company does not exercise significant influence over the investee. The Company’s cost basis investments had no carrying value as of June 30, 2007 and December 31, 2006.
The Company has incurred losses from inception including a net loss of $4,236 for the six months ended June 30, 2007 and as of June 30, 2007, the Company has an accumulated deficit of $64,083. As of June 30, 2007, the Company’s primary source of liquidity consisted of cash and cash equivalents and marketable securities, which the Company believes will be sufficient to provide working capital and fund capital expenditures, which primarily include additional satellites which will be comprised of the quick-launch and next-generation satellites, for the next twelve months.
Marketable securities
Marketable securities consist of investment grade floating rate redeemable municipal debt securities which have stated maturities ranging from twenty to forty years. However, these securities have stated interest rates, which reset through an auction process to current interest rates at predetermined periods ranging from 28 to 35 days. The Company classifies these securities as available-for-sale. Management determines the appropriate classification of its investments at the time of purchase and at each balance sheet date. Available-for-sale securities are carried at fair value with unrealized gains and losses, if any, reported in accumulated other comprehensive income. Interest received on these securities is included in interest income. Realized gains or losses upon disposition of available-for-sale securities are included in other income. As of June 30, 2007, the fair value of these securities approximates cost.
Concentration of credit risk
Long-term receivables represent amounts due from the sale of products and services to related parties that are collateralized by assets whose estimated fair market value exceeds the carrying value of the receivables.
During the three months ended June 30, 2007 and 2006, one customer comprised 48.8% and 56.8% of revenues, respectively. During the six months ended June 30, 2007 and 2006, the same customer comprised 44.6% and 59.8% of revenues, respectively. As of June 30, 2007 and December 31, 2006, this customer accounted for 64.6% and 60.3% of accounts receivable, respectively.

Inventories
Inventories are stated at the lower of cost or market, determined on a first-in, first-out basis. Inventory represents finished goods available for sale to customers. The Company regularly evaluates the realizability of inventories and adjusts the carrying value as necessary. During the six months ended June 30, 2006, the Company recorded an inventory impairment of $336, due to reduced demand for older model Communicators.
Income taxes
Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of January 1, 2007, the Company had no significant unrecognized tax benefits. During the three and six months ended June 30, 2007, the Company recognized no adjustments for uncertain tax benefits. The Company is subject to U.S. federal and state examinations by tax authorities for all years since its inception. The Company does not expect any significant changes to its unrecognized tax positions during the next twelve months.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were accrued at June 30, 2007.
The Company maintains a full valuation allowance on its deferred tax assets. Accordingly, the Company has not recorded a benefit for income taxes.
Secondary Public Offering
On May 31, 2007, the Company closed a secondary public offering of 8,050,000 shares of its common stock at a price of $11.50 per share. An aggregate of 2,985,000 shares of common stock were sold by the Company and 5,065,000 shares were sold by certain stockholders of the Company, which included 1,050,000 shares sold upon full exercise of the underwriters’ over-allotment option.
The Company received net proceeds of approximately $31,044, after deducting underwriters’ discounts and commissions and offering costs of $3,283 of which $878 has not been paid as of June 30, 2007. The Company did not receive any proceeds from the shares of common stock sold by the selling stockholders.
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
3. Comprehensive Loss
The components of comprehensive loss are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Net loss	$(1,297)	$(2,250)	$(4,236)	$(5,391)
Foreign currency translation adjustment	(44)	(179)	(68)	(239)

Comprehensive loss	$(1,341)	$(2,429)	$(4,304)	$(5,630)

4. Stock-based Compensation
The Company’s share-based compensation plans consist of its 2006 Long-Term Incentives Plan ( the “2006 LTIP”) and its 2004 Stock Option Plan. As of June 30, 2007, there were 3,491,870 shares available for grant under the 2006 LTIP and no shares available for grant under the 2004 stock option plan.
The components of the Company’s stock-based compensation expense are presented below:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Stock options	$57	$86	$114	$427
Restricted stock units	904	—	2,423	—
Stock appreciation rights	122	—	474	—

Total	$1,083	$86	$3,011	$427

As of June 30, 2007, the Company had an aggregate of $4,577 of unrecognized compensation costs for share-based payment arrangements.
RSUs
Performance-based RSUs
During the six months ended June 30, 2007, 144,058 performance-based RSUs were granted when the Compensation Committee established performance targets for fiscal 2007 and for grants to certain individuals, the performance targets for fiscal 2008. As of June 30, 2007, the Company estimates that the performance targets will be achieved at a rate of 66%, resulting in 84,522 performance-based RSUs vesting through January 2009.
A summary of the Company’s performance-based RSUs for the six months ended June 30, 2007 is as follows:

		Weighted-Average
	RSUs	Grant Date Fair Value
Balance at January 1, 2007	257,484	$11.00
Granted	144,058	13.00
Vested	(151,531)	11.00
Forfeited or expired	(68,148)	11.00

Balance at June 30, 2007	181,863	$12.58

For the three and six months ended June 30, 2007, the Company recorded stock-based compensation expense of $343 and $1,367, respectively, related to the performance-based RSUs. As of June 30, 2007, $814 of total unrecognized compensation cost related to the performance-based RSUs granted is expected to be recognized through January 2009.
Time-based RSUs
During the six months ended June 30, 2007, the Company granted 20,900 time-based RSUs. An aggregate of 18,400 time-based RSUs were granted to certain executive officers and to members of the board of directors and the remaining 2,500 time-based RSUs were granted to an employee. These RSUs will vest through January 2009.
A summary of the Company’s time-based RSUs for the six months ended June 30, 2007 is as follows

		Weighted-Average
	RSUs	Grant Date Fair Value
Balance at January 1, 2007	528,087	$11.00
Granted	20,900	12.74
Vested	(177,034)	11.00
Forfeited or expired	—	—

Balance at June 30, 2007	371,953	$11.10

For the three and six months ended June 30, 2007, the Company recorded stock-based compensation expense of $561 and $1,056, respectively, related to the time-based RSUs. As of June 30, 2007, $3,093 of total unrecognized compensation cost related to the time-based RSUs granted is expected to be recognized through January 2009.

The fair value of the performance-and time-based RSU awards granted in 2007 is based upon the closing stock price of the Company’s common stock on the date of grant.
SARs
Performance-based SARs
During the six months ended June 30, 2007, 115,556 performance-based SARs were granted when the Compensation Committee established performance targets for fiscal 2007. As of June 30, 2007, the Company estimates that the performance targets will be achieved at a rate of 56%, resulting in 64,610 performance-based SARs vesting through March 2008.
A summary of the Company’s performance-based SARs for the six months ended June 30, 2007 is as follows:

			Weighted-	Aggregate
		Weighted-	Remaining	Intrinsic
	Number of	Average	Contractual	Value
	Shares	Exercise price	Term (years)	(In thousands)
Outstanding at January 1, 2007	115,556	$11.00
Granted	115,556	11.00
Forfeited or expired	(13,823)	11.00

Outstanding at June 30, 2007	217,289	$11.00	9.47	$1,176

Exercisable at June 30, 2007	101,733	$11.00	9.25	$550

Vested and expected to vest at June 30, 2007	152,678	$11.00	9.39	$826

The weighted-average grant date fair value of the performance-based SARs granted during the six months ended June 30, 2007 was $6.19 per share.
For the three and six months ended June 30, 2007, the Company recorded stock-based compensation expense of $92 and $413 relating to the performance-based SARs. As of June 30, 2007, $242 of total unrecognized compensation cost related to the performance-based SARs is expected to be recognized through the first quarter of 2008.
Time-based SARs
A summary of the Company’s time-based SARs for the six months ended June 30, 2007 is as follows:

			Weighted-	Aggregate
		Weighted-	Remaining	Intrinsic
	Number of	Average	Contractual	Value
	Shares	Exercise price	Term (years)	(In thousands)
Outstanding at January 1, 2007	66,667	$11.00
Granted	—	—
Forfeited or expired	—	—

Outstanding at June 30, 2007	66,667	$11.00	9.25	$361

Exercisable at June 30, 2007	22,222	$11.00	9.25	$120

Vested and expected to vest at June 30, 2007	66,667	$11.00	9.25	$361

For the three and six months ended June 30, 2007, the Company recorded stock-based compensation expense of $30 and $61, respectively, relating to the time-based SARs. As of June 30, 2007, $181 of total unrecognized compensation cost related to the time-based SARs is expected to be recognized ratably through January 1, 2009.
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

	Six months ended
	June 30,
	2007	2006(1)
Risk-free interest rate	4.93%	—
Expected life (years)	5.50	—
Estimated volatility factor	43.93%	—
Expected dividends	None	—

(1)	There were no SARs granted during the six months ended June 30, 2006.
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

	Six months ended
	June 30,
	2007(1)	2006
Risk-free interest rate	—	4.64%
Expected life (years)	—	4.00
Estimated volatility factor	—	44.50%
Expected dividends	—	None

(1)	There were no options granted during the six months ended June 30, 2007.
A summary of the status of the Company’s stock options as of June 30, 2007 is as follows:

			Weighted-Average	Aggregate
		Weighted-	Remaining	Intrinsic
	Number of	Average	Contractual	Value
	Shares	Exercise price	Term (years)	(In thousands)
Outstanding at January 1, 2007	1,464,420	$3.09
Granted	—	—
Exercised	(506,151)	3.00
Forfeited or expired	—	—

Outstanding at June 30, 2007	958,269	$3.14	6.33	$12,715

Exercisable at June 30, 2007	900,404	$3.06	6.27	$12,021

Vested and expected to vest at June 30, 2007	956,373	$3.14	6.33	$12,693

During the six months ended June 30, 2007, the Company issued 384,907 shares of common stock upon the cashless exercise of stock options to purchase 506,151 common shares with per share exercise prices of $2.33 to $4.26.
A summary of the Company’s non-vested stock options as of June 30, 2007 and changes during the six months ended June 30, 2007 is as follows:

		Weighted-average
	Shares	Grant Date Fair Value
Balance at January 1, 2007	92,805	$4.03
Granted	—	—
Vested	(34,940)	3.24
Forfeited	—	—

Balance at June 30, 2007	57,865	$4.52

The Company applied a forfeiture rate of 3% calculating the amount of options expected to vest as of June 30, 2007. As of June 30, 2007, $247 of total unrecognized compensation cost related to stock options issued to employees is expected to be recognized over a weighted-average term of 1.4 years.

5. Net Loss per Common Share
Basic net loss per common share is calculated by dividing net loss applicable to common stockholders (net loss adjusted for dividends required on preferred stock and accretion in preferred stock carrying value) by the weighted-average number of common shares outstanding for the period. Diluted net loss per common share is the same as basic net loss per common share, because potentially dilutive securities such as RSUs, SARs, stock options, stock warrants and convertible preferred stock would have an antidilutive effect as the Company incurred a net loss for the three and six months ended June 30, 2007 and 2006.
The potentially dilutive securities excluded from the determination of basic and diluted loss per share, as their effect is antidilutive, are as follows:

	Six months ended
	June 30,
	2007	2006
Common stock warrants	831,997	1,917,998
Stock options	958,269	1,464,374
RSUs	553,816	—
SARs	283,956	—
Series A convertible preferred stock	—	9,369,074
Series B convertible preferred stock	—	12,014,227
Preferred stock warrants	—	318,928

	2,628,038	25,084,601

For the three and six months ended June 30, 2007 and 2006, the reconciliation between net loss and net loss applicable to common shares is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Net loss	$(1,297)	$(2,250)	$(4,236)	$(5,391)
Add: Preferred stock dividends and accretion of preferred stock carrying value	—	(2,556)	—	(4,863)

Net loss applicable to common shares	$(1,297)	$(4,806)	$(4,236)	$(10,254)

6. Satellite Network and Other Equipment
Satellite network and other equipment consisted of the following:

	Useful life	June 30,	December 31,
	(years)	2007	2006
Land		$381	$379
Satellite network	5-7	9,293	7,373
Capitalized software	3-5	696	516
Computer hardware	5	893	867
Other	5-7	531	411
Assets under construction		39,118	26,905

		50,912	36,451
Less: accumulated depreciation and amortization		(7,715)	(7,320)

		$43,197	$29,131

During the six months ended June 30, 2007 and 2006, the Company capitalized costs attributable to the design and development of internal-use software in the amount of $306 and $195, respectively. Depreciation and amortization expense for the three months ended June 30, 2007 and 2006 was $225 and $422, respectively. This includes amortization of internal-use software of $54 and $23 for the three months ended June 30, 2007 and 2006, respectively. Depreciation and amortization expense for the six months ended June 30, 2007 and 2006 was $395 and $832, respectively. This includes amortization of internal-use software of $98 and $42 for the six months ended June 30, 2007 and 2006, respectively.
Assets under construction primarily consist of costs relating to the design, development and launch of a single demonstration satellite pursuant to a contract with the United States Coast Guard (“USCG”) (see Notes 8 and 12) and milestone payments and other costs pursuant to the Company’s satellite payload and launch procurement agreements with Orbital Sciences Corporation and OHB-System AG for its quick-launch satellites (see Note 12) and upgrades to its infrastructure and ground segment. As of June 30, 2007, the Company has recorded milestone obligations in accounts payable totaling $4,550 for the quick-launch satellites.

7. Intangible Assets
The Company’s intangible assets consisted of the following:

Useful life
	(years)	June 30, 2007			December 31, 2006
			Accumulated			Accumulated
		Cost	amortization	Net	Cost	amortization	Net

Acquired licenses	6	$8,115	$(1,800)	$6,315	$8,115	$(1,057)	$7,058

Amortization expense was $371 and $205 for the three months ended June 30, 2007 and 2006, respectively and $743 and $451 for the six months ended June 30, 2007 and 2006, respectively.
Estimated amortization expense for intangible assets subsequent to June 30, 2007 is as follows:

Years ending December 31,
Remainder of 2007	$743
2008	1,486
2009	1,486
2010	1,486
2011	1,114

$6,315

8. Deferred Revenues
Deferred revenues consisted of the following:

	June 30,	December 31,
	2007	2006
Professional services	$7,228	$7,236
Service activation fees	1,344	1,326
Manufacturing license fees	82	89
Prepaid services	1,666	1,498

	10,320	10,149
Less current portion	(8,118)	(2,083)

Long-term portion	$2,202	$8,066

During 2004, the Company entered into a contract with the USCG to design, develop, launch and operate a single satellite equipped with the capability to receive, process and forward Automatic Identification System (“AIS”) data (the “Concept Validation Project”). Under the terms of the agreement, title to the Concept Validation Project demonstration satellite remains with the Company, however the USCG will be granted a non-exclusive, royalty free license to use the designs, processes and procedures developed under the contract in connection with any future Company satellites that are AIS enabled. The Company is permitted to use the Concept Validation Project satellite to provide services to other customers, subject to receipt of a modification of the Company’s current license or special temporary authority from the Federal Communication Commission. The agreement also provides for post-launch maintenance and AIS data transmission services to be provided by the Company to the USCG for an initial term of 14 months. At its option, the USCG may elect under the agreement to receive maintenance and AIS data transmission services for up to an additional 18 months subsequent to the initial term. The deliverables under the arrangement do not qualify as separate units of accounting and, as a result, revenues from the contract will be recognized ratably commencing upon the launch of the Concept Validation Project demonstration satellite (expected during 2007) over the expected life of the customer relationship (see Note 12).

Deferred professional services revenues at June 30, 2007 and December 31, 2006 represent amounts received from the USCG under the contract.
9. Note Payable
In connection with the acquisition of a majority interest in Satcom in 2005, the Company has recorded an indebtedness to OHB Technology A.G. (formerly known as OHB Teledata A.G.) (“OHB”), a stockholder of the Company. At June 30, 2007, the principal balance of the note payable was €1,138 ($1,529) and it had a carrying value of $971. At December 31, 2006, the principal balance of the note payable was €1,138 ($1,502) and it had a carrying value of $879. The carrying value was based on the note’s estimated fair value at the time of acquisition. The difference between the carrying value and principal balance is being amortized to interest expense over the estimated life of the note of six years. Interest expense related to the note for each of the three and six months ended June 30, 2007 and 2006 was $33 and $66, respectively. This note does not bear interest and has no fixed repayment term. Repayment will be made from the distribution profits (as defined in the note agreement) of ORBCOMM Europe LLC. The note has been classified as long-term and the Company does not expect any repayments to be required prior to June 30, 2008.
10. Stockholders’ Equity
Warrants to purchase common stock outstanding at June 30, 2007 were as follows:

Shares subject
to
Exercise price	Warrants
$2.33	338,786
$3.38	112,110
$4.26	381,101

831,997

During the six months ended June 30, 2007, the Company issued 168,358 shares of common stock upon the exercise of warrants at per share exercise prices of $2.33 to $4.26. The Company received gross proceeds of $392 from the exercise of these warrants. In addition, the Company issued 503,926 shares of common stock upon the cashless exercise of warrants to purchase 616,941 common shares with per share exercise prices of $2.33 to $4.26.
At June 30, 2007, the Company has reserved the following shares of common stock for future issuance:

Shares
Employee stock compensation plans	5,287,911
Warrants to purchase common stock	831,997

6,119,908

11. Geographic Information
The Company operates in one reportable segment, satellite data communications. Other than satellites in orbit, long-lived assets outside of the United States are not significant. The following table summarizes revenues on a percentage basis by geographic region, based on the country in which the customer is located:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Unites States	93%	93%	91%	93%
Other	7%	7%	9%	7%

	100%	100%	100%	100%

12. Commitments and Contingencies
Procurement agreements in connection with quick-launch satellites
On April 21, 2006, the Company entered into an agreement with Orbital Sciences whereby Orbital Sciences will design, manufacture, test and deliver to the Company, one payload engineering development unit and six AIS-equipped satellite payloads for the Company. The cost of the payloads is $17,000, subject to adjustment under certain circumstances. The Company had options to require Orbital Sciences to manufacture, test and deliver up to two additional satellite payloads at a cost of $2,200 per payload which have expired unexercised. Payments under the agreement are due upon the achievement of specified milestones by Orbital Sciences. As of June 30, 2007, the Company has made milestone payments of $10,500 under this agreement. The Company anticipates making payments under the contract of $5,800 during the remainder of 2007 and $700 in 2008.
On June 5, 2006, the Company entered into an agreement with OHB-System AG, an affiliate of OHB, to design, develop and manufacture six satellite buses, integrate such buses with the payloads to be provided by Orbital Sciences, and launch the six integrated satellites. The price for the six satellite buses and launch services is $20,000 and payments under the agreement are due upon specific milestones achieved by OHB-System AG. In addition, if OHB-System AG meets specific on-time delivery milestones, the Company would be obligated to pay up to an additional $1,000. The Company anticipates making payments under the agreement of $6,600 during the remainder of 2007 and $400 in 2008, for the initial order of six satellite buses and the related integration and launch services, inclusive of the on-time delivery payments. As of June 30, 2007, the Company has made milestone payments of $13,000 under this agreement. In addition, OHB-System AG will provide services relating to the development, demonstration and launch of the Company’s next-generation satellites at a total cost of $1,350. The Company had the option on or before June 5, 2007, to require OHB-System AG to design, develop and manufacture up to two additional satellite buses and integrate two satellite payloads at a cost of $2,100 per satellite, which expired unexercised.
Procurement agreements in connection with U.S. Coast Guard contract
In May 2004, the Company entered into an agreement to construct and deploy a satellite for use by the USCG (see Note 8). In connection with this agreement, the Company entered into procurement agreements with Orbital Sciences and OHB-System AG. All expenditures relating to this project are being capitalized as assets under construction. The satellite is expected to be launched during 2007. At June 30, 2007 and December 31, 2006, the Company has incurred $6,843 and $6,622 of costs related to this project, respectively. At June 30, 2007, the Company’s remaining obligation under these procurement agreements were $512.
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
Gateway settlement obligation
In 1996, a predecessor to the Company entered into a contract to purchase gateway earth stations (“GESs”) from ViaSAT Inc. (the “GESs Contract”). As of September 15, 2000, the date the predecessor company filed for bankruptcy, approximately $11,000 had been paid to ViaSAT, leaving approximately $3,700 owing under the GESs Contract for 8.5 GESs manufactured and stored by ViaSAT. In December 2004, the Company and ViaSAT entered into a settlement agreement whereby the Company was granted title to 4 completed GESs in return for a commitment to pay an aggregate of $1,000 by December 2007. ViaSAT maintains a security interest and lien in the 4 GESs and has the right to possession of each GESs until the lien associated with the GESs has been satisfied. The Company has options, expiring in December 2007, to purchase any or all of the remaining 4.5 GESs for aggregate consideration of $2,700. However, the Company must purchase one of the remaining 4.5 GESs for $1,000 prior to the sale or disposition of the last of the 4 GESs for which title has been transferred. The Company recorded the 4 GESs in inventory at an aggregate value of $1,644 upon execution of the settlement agreement. As of June 30, 2007 and December 31, 2006, the accrued liability for the settlement agreement was $644 and $945, respectively.
Airtime credits
In 2001, in connection with the organization of ORBCOMM Europe LLC and the reorganization of the ORBCOMM business in Europe, the Company agreed to grant certain country representatives in Europe approximately $3,736 in airtime credits. The Company has not recorded the airtime credits as a liability for the following reasons: (i) the Company has no obligation to pay the unused airtime credits if they are not utilized; and (ii) the airtime credits are earned by the country representatives only when the Company generates revenue from the country representatives. The airtime credits have no expiration date. Accordingly, the Company is recording airtime credits as services are rendered and these airtime credits are recorded net of revenues from the country representatives. For the three months ended June 30, 2007 and 2006, airtime credits used totaled approximately $45 and $47, respectively and for the six months ended June 30, 2007 and 2006, airtime credits used totaled approximately $88 and $93, respectively. As of June 30, 2007 and December 31, 2006, unused credits granted by the Company were approximately $2,581 and $2,669, respectively.

Litigation
Quake.
The Company was involved in various litigation matters with Quake Global, Inc. (“Quake”) that were dismissed by entering into a global settlement agreement with Quake during the three months ended June 30, 2007.
On May 11, 2007, the Company entered into a global settlement agreement with Quake. Pursuant to the terms of the settlement agreement, the parties have agreed to (1) dismiss with prejudice and without cost the Complaint and any counterclaims; (2) discontinue in its entirety the arbitration relating to the Subscriber Communicator Manufacturing Agreement with prejudice and without cost; and (3) dismiss with prejudice and without cost Quake’s counterclaims against ORBCOMM LLC in the pending action between Quake and Mobile Applitech, Inc. Each party will bear its own legal expenses with respect to each of these legal proceedings. Under the terms of the settlement, the Company agreed to separate and segregate its officers and employees from those of Stellar Satellite Communications, LTD. (“New Stellar”) within 60 days and to maintain separate office, testing and laboratory facilities for New Stellar by February 2008. In addition, as part of the settlement, the Company and Quake have entered into a new subscriber communicator manufacturing agreement for a ten-year term with respect to the manufacture of subscriber communicators for use on the Company’s communications system.
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
Our communications system was expanded in May 2007 by signing an agreement with a major wireless carrier, to start receiving and sending messages from communication devices based on terrestrial-based technologies, which will enable some higher bandwidth applications suited for those technologies. Our customers can also integrate in their applications a terrestrial communications device that will allow them to add messages, including data intensive messaging from combined satellite and cellular technologies. We expect to commence operations in the third quarter of 2007, and the products and services will include communications services revenue from reselling airtime using the cellular wireless networks, and sales of cellular wireless communication devices and products that enable the use of those cellular wireless networks. The cellular wireless technology network will use cellular wireless communication devices creating messages that will be aggregated with satellite messages and forwarded onto an appropriate terrestrial communications network to the ultimate destination. We will be upgrading the technology capabilities of our network operations center to combine both satellite and terrestrial messages and deliver them as a single data stream through our ground facilities onto the ultimate destination. There are numerous manufacturers providing devices that will use the cellular terrestrial-based network of the major wireless carrier we are reselling.
We have in the past reported billable subscriber communicators, which were defined as subscriber communicators activated and currently billing or expected to be billing within 30 to 90 days. However, due to the difficulty in forecasting the timing of deployments of activated subscriber communicators held by our VARs, we believe it is difficult to forecast with a reasonable degree of certainty whether activated units are expected to be billing within the 30 to 90-day timeframe. As a result, we are revising our definition of billable subscriber communicators to now mean subscriber communicators that are shipped and activated for usage and billing at the request of the customer, without forecasting a timeframe for when individual units will be generating usage and be billing. With the commencement of terrestrial hardware and services in the third quarter of 2007, billable subscriber communicators will also include terrestrial units shipped and activated for usage and billing on the cellular communications network of the company’s service provider.
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
Our products and services are typically combined with industry-or customer-specific applications developed by our resellers which are sold to their end-user customers. We do not generally market to end-users directly; instead, we utilize a cost-effective sales and marketing strategy of partnering with over 150 resellers ( i.e , VARs and country representatives). These resellers, which are our direct customers, market to end-users.
Critical Accounting Policies
Our discussion and analysis of our results of operations, liquidity and capital resources are based on our unaudited condensed consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, costs of revenues, accounts receivable, the useful lives and impairment of satellite network and other equipment, capitalized development costs, intangible assets, inventory valuation, fair value of securities underlying share-based payment arrangements and the valuation of deferred tax assets. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from our estimates and could have a significant adverse effect on our results of operations and financial position. For a discussion of our critical accounting policies see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2006. There has been no material changes to our critical accounting policies during the three and six months ended June 30, 2007 except for the income taxes policy discussed below.

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
The following table (in thousands) reconciles our net loss to EBITDA for the periods shown:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net loss	$(1,297)	$(2,250)	$(4,236)	$(5,391)
Interest income	(1,339)	(586)	(2,618)	(1,041)
Interest expense	53	110	105	127
Depreciation and amortization	596	627	1,138	1,283

	$(1,987)	$(2,099)	$(5,611)	$(5,022)

EBITDA during the three months ended June 30, 2007 increased by $0.1 million over 2006. This increase was due to the following: a increase in service revenues of $1.6 million offset by an increase in operating expenses of $0.8 million to support the growth of the business and a decrease in gross profit from product sales of $0.5 million. Operating expenses increased during the three months ended June 30, 2007 mostly due to increases in stock-based compensation of $1.0 million and costs of being a public company. Gross profit from product sales decreased during the three months ended June 30, 2007 due to a lower subscriber communicator sales.
EBITDA during the six months ended June 30, 2007 decreased by $0.6 million over 2006. This decrease was due to the following: (i) increase in operating expenses of $3.0 million to support the growth of the business and (ii) decrease in the gross profit from product sales of $0.6 million, offset by higher net service revenues of $3.2 million. Operating expenses increased during the six months ended June 30, 2007 mostly due to increases in stock-based compensation of $2.6 million, staffing costs, litigation and the costs of being a public company. We expect negative EBITDA to continue in 2007.
Results of Operations
Revenues
Revenues consist of service revenues and product sales. Service revenues are based upon utilization of subscriber communicators on our communications system. These service revenues generally consist of a one-time activation for each subscriber communicator activated for use on our communications system and subscriber-based recurring monthly usage fees. Service revenues are also earned from providing engineering, technical and management support services to customers, and from license fees and a one time royalty fee by third parties for the use of our proprietary communications protocol, which enables subscriber communicators to connect to our M2M data communications system. Product sales consist of sales of subscriber communicators, other products such as subscriber communicator peripherals, and other equipment such as gateway earth stations and gateway control centers to customers.

The table below presents our revenues (in thousands) for the three and six months ended June 30, 2007 and 2006, together with the percentage of total revenue represented by each revenue category:

	Three months ended June 30,				Six months ended June 30,
	2007		2006		2007		2006
		% of		% of		% of		% of
		Total		Total		Total		Total
Service revenues	$4,217	63.6%	$2,624	41.9%	$8,167	64.9%	$4,945	39.1%
Product sales	2,410	36.4%	3,637	58.1%	4,421	35.1%	7,696	60.9%

	$6,627	100.0%	$6,261	100.0%	$12,588	100.0%	$12,641	100.00%

Three Months: Total revenues for the three months ended June 30, 2007 increased by $0.4 million, or 5.9%, to $6.6 million from $6.2 million for the three months ended June 30, 2007. This increase was due to an increase in service revenues of $1.6 million offset by a decrease in product sales of $1.2 million.
Six Months: Total revenues for the six months ended June 30, 2007 were flat compared to the six months ended June 30, 2006. For the six months ended June 30, 2007, service revenues increased by $3.2 million and product sales decreased by the same amount over 2006.
Service revenues
Three Months: Service revenues increased $1.6 million for the three months ended June 30, 2007, or 60.7%, to $4.2 million, or approximately 63.6% of total revenues, from $2.6 million, or approximately 41.9% of total revenues for the three months ended June 30, 2006.
Six Months: Service revenues increased $3.2 million for the six months ended June 30, 2007, or 65.2%, to $8.2 million, or approximately 64.9% of total revenues, from $4.9 million, or approximately 39.1% of total revenues for the six months ended June 30, 2006.
The increases in service revenues for the three and six months ended June 30, 2007 over the corresponding 2006 periods were primarily due to an increase in the number of billable subscriber communicators activated on our communications system. Under the revised definition of billable subscriber communicators described above, as of June 30, 2007, there were approximately 278,000 billable subscriber communicators on the ORBCOMM data communications system, compared to approximately 225,000 billable subscriber communicators as of December 31, 2006, an increase of approximately 23.6% for the first half of 2007. We believe that the billable subscriber communicator count as of June 30, 2007 under our previous definition included a number of units, estimated to be about 5% of the total count, that due to information learned from a large VAR are now expected to be billing outside the 30 to 90-day timeframe. This VAR indicated negative macroeconomic events in its end markets is leading to cautious investment spending by customers in their aftermarket product. In addition, delays in obtaining certifications of product capabilities and compliance required for safe operations of another completed application also created delay in deployments that has since been resolved.
Product sales
Three Months: Revenue from product sales decreased $1.2 million for the three months ended June 30, 2007 or 33.7%, to $2.4 million, or approximately 36.4% of total revenues, from $3.6 million, or approximately 58.1% of total revenues for the three months ended June 30, 2006.
Six Months: Revenue from product sales decreased $3.2 million for the six months ended June 30, 2007 or 42.6%, to $4.4 million, or approximately 35.1% of total revenues, from $7.7 million, or approximately 60.9% of total revenues for the six months ended June 30, 2006.
The decrease in revenues for the three and six months ended June 30, 2007 over the corresponding 2006 periods were primarily due to lower sales to GE during the three and six months ended June 30, 2007 resulting from a large order from GE during the first quarter of 2006 and a decrease in our average selling price of subscriber communicators based on volume price reductions we are receiving from our contract manufacturer Delphi.
Costs of services
Costs of services include the expenses associated with our engineering groups, the repair and maintenance of our ground infrastructure, the depreciation associated with our communications system and the amortization of licenses acquired.

Three Months: Costs of services decreased by $0.1 million, or 6.8%, to $2.0 million for the three months ended June 30, 2007 from $2.1 million during the three months ended June 30, 2006. The decrease is primarily due to a decrease of $0.1 million in the depreciation associated with our communications system primarily related to our satellites becoming fully depreciated during the fourth quarter of 2006. As a percentage of service revenues, cost of services were 46.6% of service revenues for the three months ended June 30, 2007 compared to 80.4% for the three months ended June 30, 2006.
Six Months: Costs of services increased by $0.2 million, or 3.7%, to $4.3 million for the six months ended June 30, 2007 from $4.2 million during the six months ended June 30, 2006. The increase is due to an increase of $0.3 million in stock-based compensation, which was not significant in 2006, and higher equipment maintenance costs of $0.2 million as we made improvements to the existing system infrastructure, offset by a decrease of $0.1 million in the depreciation associated with our communications system primarily related to our satellites becoming fully depreciated during the fourth quarter of 2006 and a decrease in labor costs of $0.1 million due to an increase in the number of capitalizable internal projects. As a percentage of service revenues, cost of services were 52.9% of service revenues for the six months ended June 30, 2007 compared to 84.3% for the six months ended June 30, 2006. For the remainder of 2007, we expect costs of services as a percentage of service revenues to decrease over the corresponding periods in 2006.
Costs of product sales
Costs of product sales include the cost of subscriber communicators and related peripheral equipment, as well as the operational costs to fulfill customer orders, including costs for employees related to our Stellar subsidiary.
Three Months: Costs of product sales decreased for the three months ended June 30, 2007 by $0.7 million, or 22.2%, to $2.5 million from $3.2 million for the three months ended June 30, 2006. Product cost represented 82.6% of the cost of product sales for the three months ended June 30, 2007, which decreased by $0.9 million, or 30.4%, to $2.1 million for the three months ended June 30, 2007 from $3.0 million for the three months ended June 30, 2006. We had a gross loss from product sales (revenues from product sales minus costs of product sales including costs for Stellar) of $0.1 million, for the three months ended June 30, 2007, including stock-based compensation of less than $0.1 million as compared to a gross profit from product sales of $0.4 million for the three months ended June 30, 2006. Stock-based compensation was nil for the three months ended June 30, 2006.
Six Months: Costs of product sales decreased for the six months ended June 30, 2007 by $2.7 million, or 36.7%, to $4.6 million from $7.3 million for the six months ended June 30, 2006. Product cost represented 83.0% of the cost of product sales for the six months ended June 30, 2007, which decreased by $2.9 million, or 43.2%, to $3.8 million for the six months ended June 30, 2007 from $6.7 million for the six months ended June 30, 2006. We had a gross loss from product sales (revenues from product sales minus costs of product sales including costs for Stellar) of $0.2 million, for the six months ended June 30, 2007, including stock-based compensation of $0.1 million as compared to a gross profit from product sales of $0.4 million for the six months ended June 30, 2006. Stock-based compensation was nil for the six months ended June 30, 2006.
The decrease in the gross profit from product sales for the three and six months ended June 30, 2007 over the corresponding 2006 periods were related to lower revenues from subscriber communicator sales and lower average selling prices per unit as described above in Product Sales.
Selling, general and administrative expenses
Selling, general and administrative expenses relate primarily to compensation and associated expenses for employees in general management, sales and marketing, and finance, legal expenses and regulatory matters.
Three Months: Selling, general and administrative expenses increased $1.3 million, or 39.3%, to $4.5 million for the three months ended June 30, 2007 from $3.2 million for the three months ended June 30, 2006. This increase is primarily due to an increase in stock-based compensation of $0.8 million for the three months ended June 30, 2007 resulting from the granting of restricted stock units and stock appreciation rights in February 2007 and October 2006 and a $0.4 million increase in payroll costs related to increased staffing after the first quarter of 2006 as we prepared to become a public company.
Six Months: Selling, general and administrative expenses increased $3.3 million, or 49.6%, to $9.8 million for the six months ended June 30, 2007 from $6.5 million for the six months ended June 30, 2006. This increase is primarily due to an increase in stock-based compensation of $2.1 million for the six months ended June 30, 2007, resulting from the granting of restricted stock units and stock appreciation rights in February 2007 and October 2006, a $0.7 million increase in payroll costs related to increased staffing after the first quarter of 2006 as we prepared to become a public company, $0.4 million increase in professional service fees related to litigation and regulatory filings.

Product development expenses
Product development expenses consist primarily of the expenses associated with the staff of our engineering development team, along with the cost of third parties that are contracted for specific development projects.
Three Months: Product development expenses for the three months ended June 30, 2007 and 2006 was $0.3 million and $0.5 million, respectively, decreasing 52.8% in the current year period over the same period in the prior year.
Six Months: Product development expenses for the six months ended June 30, 2007 and 2006 was $0.6 million and $1.0 million, respectively, decreasing 40.8% in the current year period over the same period in the prior year primarily relating to timing of product development activities.
Other income (expense)
Other income is comprised primarily of interest income from our cash and cash equivalents, which consists of interest bearing instruments, including commercial paper, and our investments in investment grade floating rate redeemable municipal debt securities classified as available-for-sale marketable securities.
Three Months: Other income was $1.3 million for the three months June 30, 2007 compared to $0.6 million for the three months ended June 30, 2006.
Six Months: Other income was $2.5 million for the six months June 30, 2007 compared to $1.0 million for the six months ended June 30, 2006. This increase was due to increased investment balances resulting from net proceeds received from our initial public offering completed in November 2006 and our secondary offering completed in May 2007. We expect that interest income will increase then decrease in proportion to decreases in cash used for our capital expenditures, working capital purposes and to fund operating losses.
Net loss and net loss applicable to common shares
Three Months: As a result of the items described above, our net loss narrowed to $1.3 million for the three months ended June 30, 2007, compared to a net loss of $2.3 million for the three months ended June 30, 2006, decreasing by $1.0 million, an improvement of 42.4%. For the three months ended June 30, 2006, our net loss applicable to common shares (net loss adjusted for dividends required to be paid on shares of preferred stock and accretion in preferred stock carrying value) was $4.8 million.
Six Months: As a result of the items described above, our net loss narrowed to $4.2 million for the six months ended June 30, 2007, compared to a net loss of $5.4 million for the six months ended June 30, 2006, decreasing by $1.2 million, an improvement of 21.4%. For the six months ended June 30, 2006, our net loss applicable to common shares (net loss adjusted for dividends required to be paid on shares of preferred stock and accretion in preferred stock carrying value) was $10.3 million.
Liquidity and Capital Resources
Overview
Our liquidity requirements arise from our working capital needs and to fund capital expenditures to support our current operations, and facilitate growth and expansion. Since our inception, we have financed our operations primarily through private placements of debt, convertible redeemable preferred stock, membership interests and common stock. We have incurred losses from operations since inception, including a net loss of $4.2 million for the six months ended June 30, 2007 and as of June 30, 2007 we have an accumulated deficit of $64.1 million. As of June 30, 2007, our primary source of liquidity consisted of cash, cash equivalents and marketable securities, consisting of investment grade floating rate redeemable municipal debt securities, totaling $123.4 million.
Secondary Public Offering
On May 31, 2007, we closed a secondary public offering of 8,050,000 shares of common stock at a price of $11.50 per share. An aggregate of 2,985,000 shares of common stock were sold by us and 5,065,000 shares were sold by certain stockholders, which included 1,050,000 shares sold upon full exercise of the underwriters’ over-allotment option.

We received net proceeds of approximately $31,922, after deducting underwriters’ discounts and commissions and offering costs of $2,405. We did not receive any proceeds from the shares sold by the selling stockholders.
Operating activities
Cash generated in our operating activities for the six months ended June 30, 2007 was $0.4 million resulting from a net loss of $4.2 million, offset by adjustments for non-cash items of $4.3 million and $0.3 million of cash generated from working capital. Adjustments for non-cash items primarily consisted of $1.1 million for depreciation and amortization and $3.0 million for stock-based compensation. Working capital activities primarily consisted of a net source of cash of $0.4 million for a decrease to inventories primarily related to better inventory management, a source of cash of $0.2 million for an increase in deferred revenue primarily related to billings we rendered in connection with our Coast Guard demonstration satellite scheduled for launch during 2007, offset by a net use of cash of $0.4 million for an increase in accounts receivable primarily related to timing of collections.
Cash used in our operating activities for the six months ended June 30, 2006 was $6.7 million resulting from a net loss of $5.4 million, offset by adjustments for non-cash items of $2.1 million and $3.4 million used in working capital. Adjustments for non-cash items primarily consisted of $1.3 million for depreciation and amortization, $0.3 million for inventory impairments and $0.4 million for stock-based compensation. Working capital activities primarily consisted of a net use of cash of $1.3 million for an increase to accounts receivable primarily related to the increase in our revenues and the timing of collections, a use of cash of $0.5 million to inventories primarily related to the increase in our revenues, a use of cash of $1.1 million to prepaid expenses and other current assets primarily related to professional services associated with our initial public offering and a use of cash of $1.7 million for a decrease to accounts payable and accrued liabilities. The use of cash associated with accounts payable and accrued expenses was due to payments for issuance costs related to our Series B preferred stock of $2.9 million, which were offset by increases of $1.3 million in our accounts payable to our subscriber communicator supplier, Delphi, for the purchases of our newer DS 300 and DS 100 subscriber communicator models and a deposit of $0.4 million that we received for a gateway earth station sale under negotiation. The net decreases were offset by a source of cash of $0.9 million from an increase in deferred revenue primarily related to billings we rendered in connection with our Coast Guard demonstration satellite scheduled for launch during 2007 and a source of cash of $0.5 million from a decrease in advances to contract manufacturer related to the production of our older ST 2500 subscriber communicator model by our contract manufacturer.
Investing activities
Cash used in our investing activities for the six ended June 30, 2007 was $17.8 million resulting from capital expenditures of $9.6 million and purchases of marketable securities consisting of investment grade floating rate redeemable municipal debt securities totaling $29.7 million offset by sales of marketable securities of $21.5 million. Capital expenditures included $7.9 million for the Concept Validation Project, quick-launch and next-generation satellites and $1.7 million of improvements to our internal infrastructure and ground segment.
Cash used in our investing activities for the six months ended June 30, 2006 was $29.9 million resulting from capital expenditures of $5.7 million and purchases of marketable securities consisting of floating rate redeemable municipal debt securities totaling $24.2 million. Capital expenditures included $5.0 million for the Concept Validation Project and the quick-launch satellites and $0.7 million of improvements to our internal infrastructure.
Financing activities
Cash generated in our financing activities for the six months ended June 30, 2007 was $31.7 million resulting primarily from $31.9 million in net proceeds received from our secondary public offering of common stock, after deducting underwriter’s discounts and commissions and offering costs.
Cash used in our financing activities for the six months ended June 30, 2006 was $6.6 million, resulting from dividend payments to our Series A preferred stock holders totaling $8.0 million, offset by net proceeds received of $1.4 million for the issuance of an additional 391,342 shares of Series B preferred stock after deducting issuance costs.
Future Liquidity and Capital Resource Requirements
We expect cash flows from operating activities, along with our existing cash and marketable securities will be sufficient to provide working capital and fund capital expenditures, which primarily includes the deployment of 7 additional satellites through the next 12 months. For the remainder of 2007, we expect to incur approximately $33 million of capital expenditures primarily for our quick-launch and next-generation satellites.
Contractual Obligations
There have been no material changes in our contractual obligations as of June 30, 2007, as previously disclosed in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2006.

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
Item 3. Quantitative and Qualitative Disclosures about Market Risks
There has been no material changes in our assessment of our sensitivity to market risk as of June 30, 2007, as previously disclosed in Part II, Item 7A “Quantitative and Qualitative Disclosures about Market Risks” in our Annual Report on Form 10-K for the year ended December 31, 2006.
Concentration of credit risk
During the three months ended June 30, 2007 and 2006, sales to GE, a holder of approximately 5.5% of our common stock comprised 48.8% and 56.8% of revenues, respectively. During the six months ended June 30, 2007 and 2006, sales to GE comprised 44.6% and 59.8% of revenues, respectively.
Item 4. Disclosure Controls and Procedures
Evaluation of the Company’s disclosure controls and procedures. The Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2007. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2007.
Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Quake Global, Inc.
ORBCOMM LLC and Stellar Satellite Communications, Ltd., (“Stellar”) were involved in various litigation matters with Quake Global, Inc. (“Quake”) that were dismissed by entering into a global settlement agreement with Quake during the three months ended June 30, 2007.
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

Item 1A. Risk Factors
Other than with respect to the risk factor discussed below, there have been no material changes in the risk factors as of June 30, 2007, as previously disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006.
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
There are currently three manufacturers of subscriber communicators, including Quake, Mobile Applitech, Inc. and our Stellar subsidiary. On May 11, 2007, our ORBCOMM LLC subsidiary, our Stellar subsidiary and Quake entered into a global settlement agreement dismissing or discontinuing our legal proceedings with Quake discussed in Part II, Item 1. “Legal Proceedings”. If our agreements with third party manufacturers, including our new subscriber communicator manufacturing agreement with Quake, are terminated or expire, our search for additional or alternate manufacturers could result in significant delays in customers activating subscriber communicators on our communications system and added expense for our customers and our inability to maintain or expand our customer base.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Use of Proceeds from Initial Public Offering
On November 2, 2006, the SEC declared effective our Registration Statement on Form S-1 (Registration No. 333-134088), relating to our initial public offering. After deducting underwriters’ discounts and commissions and other offering costs, our net proceeds were approximately $68.3 million. We intend to use the remaining net proceeds from our initial public offering to provide working capital and fund capital expenditures, primarily related to the deployment of additional satellites, which will be comprised of our quick-launch and next-generation satellites. As of June 30, 2007, we have used $11.5 million for such purposes. Pending such uses, we are investing the remaining net proceeds in short-term interest bearing cash equivalents and investment grade floating rate redeemable municipal debt securities.

Exercise of Warrants
During the six months ended June 30, 2007, we issued 168,358 shares of common stock upon the exercise of warrants at per share exercise prices of $2.33 to $4.26. We received gross proceeds of $391,432 from the exercise of these warrants. In addition, we issued 503,926 shares of common stock upon the cashless exercise of warrants to purchase 616,941 common shares with per share exercise prices of $2.33 to $4.26.
Exercise of Stock Options
During the six months ended June 30, 2007, we issued 384,907 shares of common stock upon the cashless exercise of stock options to purchase 506,151 common shares with per share exercise prices of $2.33 to $4.26.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
At our annual meeting of shareholders on May 11, 2007, the following two proposals were voted on and approved:

Proposal 1	(To elect three Class I directors to three-year terms expiring at the 2010 annual meeting of shareholders.)

	Votes For	Votes Witheld
Didier Delephine	21,775,795	34,220
Hans E. W. Hoffman	19,406,296	2,403,719
Gary Ritondaro	21,775,595	34,420

Proposal 2	(To ratify the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2007.)

For	Against	Abstain
21,792,464	4,409	13,142
Item 5. Other Information
None.
Item 6. Exhibits
10.1	Summary of Non-Employee Director Compensation.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a).

32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) and 18 U.S.C. Section 1350 (furnished herewith).

32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) and 18 U.S.C. Section 1350 (furnished herewith).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORBCOMM Inc. (Registrant)

Date: August 14, 2007	/s/ Jerome B. Eisenberg

Jerome B. Eisenberg,
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2007	/s/ Robert G. Costantini

Robert G. Costantini,
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit
No.	Description

10.1	Summary of Non-Employee Director Compensation.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a).

32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) and 18 U.S.C. Section 1350 (furnished herewith).

32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) and 18 U.S.C. Section 1350 (furnished herewith).