Form 10-Q
period 2007-09-30
ORBCOMM Inc.
filed 2007-11-14
CIK 1361983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock as of November 9, 2007 is 41,634,314.

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

Exhibit 10.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

ORBCOMM Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(Unaudited)

	September 30,	December 31,
	2007	2006
ASSETS

Current assets:
Cash and cash equivalents	$110,695	$62,139
Marketable securities	9,150	38,850
Accounts receivable, net of allowances for doubtful accounts of $430 and $297 as of September 30, 2007 and December 31, 2006	4,571	5,185
Inventories	3,493	3,528
Advances to contract manufacturer	158	177
Prepaid expenses and other current assets	983	1,354

Total current assets	129,050	111,233
Long-term receivable	564	372
Satellite network and other equipment, net	46,598	29,131
Intangible assets, net	5,943	7,058
Other assets	305	299

Total assets	$182,460	$148,093

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,943	$3,438
Accrued liabilities	5,842	4,915
Current portion of deferred revenue	1,863	2,083

Total current liabilities	13,648	10,436
Note payable — related party	1,063	879
Deferred revenue, net of current portion	8,604	8,066

Total liabilities	23,315	19,381

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0.001; 250,000,000 shares authorized; 41,467,552 and 36,923,715 shares issued and outstanding as of September 30, 2007 and December 31, 2006	41	37
Additional paid-in capital	224,167	188,917
Accumulated other comprehensive loss	(558)	(395)
Accumulated deficit	(64,505)	(59,847)

Total stockholders’ equity	159,145	128,712

Total liabilities and stockholders’ equity	$182,460	$148,093

See notes to condensed consolidated financial statements.

ORBCOMM Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenues:
Service revenues	$4,551	$3,220	$12,718	$8,165
Product sales	2,361	2,334	6,782	10,030

Total revenues	6,912	5,554	19,500	18,195

Costs and expenses (1):
Costs of services	1,989	2,209	6,308	6,375
Costs of product sales	2,446	2,285	7,084	9,615
Selling, general and administrative	4,238	3,105	14,034	9,653
Product development	217	413	834	1,455

Total costs and expenses	8,890	8,012	28,260	27,098

Loss from operations	(1,978)	(2,458)	(8,760)	(8,903)

Other income (expense):
Interest income	1,600	595	4,218	1,636
Other income	8	58	41	198
Interest expense	(52)	(62)	(157)	(189)

Total other income	1,556	591	4,102	1,645

Net loss	$(422)	$(1,867)	$(4,658)	$(7,258)

Net loss applicable to common shares (Note 5)	$(422)	$(4,305)	$(4,658)	$(14,559)

Net loss per common share:
Basic and diluted	$(0.01)	$(0.71)	$(0.12)	$(2.50)

Weighted average common shares outstanding:
Basic and diluted	41,444	6,085	39,066	5,823

(1) Stock-based compensation included in costs and expenses:
Costs of services	$65	$7	$375	$24
Costs of product sales	29	—	116	—
Selling, general and administrative	791	114	3,333	514
Product development	(10)	5	62	15

	$875	$126	$3,886	$553

See notes to condensed consolidated financial statements.

ORBCOMM Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine months ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(4,658)	$(7,258)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Change in allowance for doubtful accounts	133	(91)
Inventory impairments	—	336
Depreciation and amortization	1,757	1,904
Accretion on note payable — related party	98	98
Stock-based compensation	3,886	553
Changes in operating assets and liabilities:
Accounts receivable	289	(761)
Inventories	35	(2,615)
Advances to contract manufacturer	19	481
Prepaid expenses and other current assets	365	(1,255)
Accounts payable and accrued liabilities	515	(2,139)
Deferred revenue	318	1,072

Net cash provided by (used in) operating activities	2,757	(9,675)

Cash flows from investing activities:
Capital expenditures	(15,417)	(14,336)
Purchases of marketable securities	(58,325)	(24,250)
Sales of marketable securities	88,025	4,900

Net cash provided by (used in) investing activities	14,283	(33,686)

Cash flows from financing activities:
Proceeds from issuance of common stock in connection with secondary public offering, net of underwriters’ discounts and commissions and offering costs of $2,523	31,804	—
Proceeds from issuance of Series B preferred stock, net of issuance costs of $113	—	1,465
Proceeds from exercise of warrants and options	397	1,547
Payment of offering costs in connection with initial public offering	(609)	—
Payment of Series A preferred stock dividends	—	(8,027)

Net cash provided by (used in) financing activities	31,592	(5,015)

Effect of exchange rate changes on cash and cash equivalents	(76)	(226)

Net increase (decrease) in cash and cash equivalents	48,556	(48,602)

Cash and cash equivalents:
Beginning of period	62,139	68,663

End of period	$110,695	$20,061

Supplemental cash flow disclosures:
Preferred stock dividends accrued	$—	$6,536

Capital expenditures incurred not yet paid	$2,692	$—

Secondary public offering expenses incurred not yet paid	$834	$—

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
In the opinion of management, the financial statements as of September 30, 2007 and for the three and nine month periods ended September 30, 2007 and 2006 include all adjustments (including normal recurring accruals) necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year.
The financial statements include the accounts of the Company, its wholly-owned and majority-owned subsidiaries, and investments in variable interest entities in which the Company is determined to be the primary beneficiary. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in entities over which the Company has the ability to exercise significant influence but does not have a controlling interest are accounted for under the equity method of accounting. The Company considers several factors in determining whether it has the ability to exercise significant influence with respect to investments, including, but not limited to, direct and indirect ownership level in the voting securities, active participation on the board of directors, approval of operating and budgeting decisions and other participatory and protective rights. Under the equity method, the Company’s proportionate share of the net income or loss of such investee is reflected in the Company’s consolidated results of operations. Although the Company owns interests in companies that it accounts for pursuant to the equity method, the investments in those entities had no carrying value as of September 30, 2007 and December 31, 2006.
The Company had no equity in the earnings or losses of those investees for the three and nine months ended September 30, 2007 and 2006. Non-controlling interests in companies are accounted for by the cost method where the Company does not exercise significant influence over the investee. The Company’s cost basis investments had no carrying value as of September 30, 2007 and December 31, 2006.
The Company has incurred losses from inception including a net loss of $4,658 for the nine months ended September 30, 2007 and as of September 30, 2007, the Company has an accumulated deficit of $64,505. As of September 30, 2007, the Company’s primary source of liquidity consisted of cash and cash equivalents and marketable securities, which the Company believes will be sufficient to provide working capital and fund capital expenditures, which primarily include additional satellites which will be comprised of the quick-launch and next-generation satellites, for the next twelve months.
Marketable securities
Marketable securities consist of investment grade floating rate redeemable municipal debt securities which have stated maturities ranging from twenty to forty years. However, these securities have stated interest rates, which reset through an auction process to current interest rates at predetermined period approximating 28 days. The Company classifies these securities as available-for-sale. Management determines the appropriate classification of its investments at the time of purchase and at each balance sheet date. Available-for-sale securities are carried at fair value with unrealized gains and losses, if any, reported in accumulated other comprehensive income. Interest received on these securities is included in interest income. Realized gains or losses upon disposition of available-for-sale securities are included in other income. As of September 30, 2007, the fair value of these securities approximates cost.

Concentration of credit risk
Long-term receivables represent amounts due from the sale of products and services to related parties that are collateralized by assets whose estimated fair market value exceeds the carrying value of the receivables.
During the three months ended September 30, 2007 and 2006, one customer comprised 44.0% and 37.5% of revenues, respectively. During the nine months ended September 30, 2007 and 2006, the same customer comprised 44.4% and 53.0% of revenues, respectively. As of September 30, 2007 and December 31, 2006, this customer accounted for 56.8% and 60.3% of accounts receivable, respectively.
Inventories
Inventories are stated at the lower of cost or market, determined on a first-in, first-out basis. Inventory represents finished goods available for sale to customers. The Company regularly evaluates the realizability of inventories and adjusts the carrying value as necessary. During the nine months ended September 30, 2006, the Company recorded an inventory impairment of $336, due to reduced demand for older model Communicators.
Income taxes
Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of January 1, 2007, the Company had no significant unrecognized tax benefits. During the three and nine months ended September 30, 2007, the Company recognized no adjustments for uncertain tax benefits. The Company is subject to U.S. federal and state examinations by tax authorities for all years since its inception. The Company does not expect any significant changes to its unrecognized tax positions during the next twelve months.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were accrued at September 30, 2007.
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
The Company received net proceeds of approximately $30,970, after deducting underwriters’ discounts and commissions and offering costs of $3,357 of which $834 has not been paid as of September 30, 2007. The Company did not receive any proceeds from the shares of common stock sold by the selling stockholders.
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

3. Comprehensive Loss
The components of comprehensive loss are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Net loss	$(422)	$(1,867)	$(4,658)	$(7,258)
Foreign currency translation adjustment	(95)	(88)	(163)	(327)

Comprehensive loss	$(517)	$(1,955)	$(4,821)	$(7,585)

4. Stock-based Compensation
The Company’s share-based compensation plans consist of its 2006 Long-Term Incentives Plan (the “2006 LTIP”) and its 2004 Stock Option Plan. As of September 30, 2007, there were 3,494,828 shares available for grant under the 2006 LTIP and no shares available for grant under the 2004 stock option plan.
The components of the Company’s stock-based compensation expense are presented below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Stock options	$93	$126	$207	$553
Restricted stock units	705	—	3,128	—
Stock appreciation rights	77	—	551	—

Total	$875	$126	$3,886	$553

As of September 30, 2007, the Company had an aggregate of $3,479 of unrecognized compensation costs for share-based payment arrangements.
RSUs
Performance-based RSUs
During the nine months ended September 30, 2007, 144,058 performance-based RSUs were granted when the Compensation Committee established performance targets for fiscal 2007 and for grants to certain individuals, the performance targets for fiscal 2008. As of September 30, 2007, the Company estimates that the performance targets will be achieved at a rate of 54%, resulting in 77,895 performance-based RSUs vesting over various periods through January 2009.
A summary of the Company’s performance-based RSUs for the nine months ended September 30, 2007 is as follows:

		Weighted-Average
	RSUs	Grant Date Fair Value
Balance at January 1, 2007	257,484	$11.00
Granted	144,058	13.00
Vested	(151,531)	11.00
Forfeited or expired	(68,294)	11.00

Balance at September 30, 2007	181,717	$12.58

For the three and nine months ended September 30, 2007, the Company recorded stock-based compensation expense of $152 and $1,519, respectively, related to the performance-based RSUs. As of September 30, 2007, $526 of total unrecognized compensation cost related to the performance-based RSUs granted is expected to be recognized through January 2009.
Time-based RSUs
During the nine months ended September 30, 2007, the Company granted 20,900 time-based RSUs. An aggregate of 18,400 time-based RSUs were granted to certain executive officers and to members of the board of directors and the remaining 2,500 time-based RSUs were granted to an employee. These RSUs vest over vesting periods through January 2009.
A summary of the Company’s time-based RSUs for the nine months ended September 30, 2007 is as follows

		Weighted-Average
	RSUs	Grant Date Fair Value
Balance at January 1, 2007	528,087	$11.00
Granted	20,900	12.74
Vested	(177,034)	11.00
Forfeited or expired	(2,812)	11.00

Balance at September 30, 2007	369,141	$11.10

For the three and nine months ended September 30, 2007, the Company recorded stock-based compensation expense of $553 and $1,609, respectively, related to the time-based RSUs. As of September 30, 2007, $2,491 of total unrecognized compensation cost related to the time-based RSUs granted is expected to be recognized through January 2009.
The fair value of the performance-and time-based RSU awards granted in 2007 is based upon the closing stock price of the Company’s common stock on the date of grant.
SARs
Performance-based SARs
During the nine months ended September 30, 2007, 115,556 performance-based SARs were granted when the Compensation Committee established performance targets for fiscal 2007. As of September 30, 2007, the Company estimates that the performance targets will be achieved at a rate of 50%, resulting in 58,110 performance-based SARs vesting through March 2008.
A summary of the Company’s performance-based SARs for the nine months ended September 30, 2007 is as follows:

			Weighted-	Aggregate
		Weighted-	Remaining	Intrinsic
	Number of	Average	Contractual	Value
	Shares	Exercise price	Term (years)	(In thousands)

Outstanding at January 1, 2007	115,556	$11.00
Granted	115,556	11.00
Forfeited or expired	(13,823)	11.00

Outstanding at September 30, 2007	217,289	$11.00	9.22	$—

Exercisable at September 30, 2007	101,733	$11.00	9.00	$—

Vested and expected to vest at September 30, 2007	159,844	$11.00	9.15	$—

The weighted-average grant date fair value of the performance-based SARs granted during the nine months ended September 30, 2007 was $6.19 per share.
For the three and nine months ended September 30, 2007, the Company recorded stock-based compensation expense of $47 and $460 relating to the performance-based SARs. As of September 30, 2007, $155 of total unrecognized compensation cost related to the performance-based SARs is expected to be recognized through the first quarter of 2008.
Time-based SARs
A summary of the Company’s time-based SARs for the nine months ended September 30, 2007 is as follows:

			Weighted-	Aggregate
		Weighted-	Remaining	Intrinsic
	Number of	Average	Contractual	Value
	Shares	Exercise price	Term (years)	(In thousands)
Outstanding at January 1, 2007	66,667	$11.00
Granted	—	—
Forfeited or expired	—	—

Outstanding at September 30, 2007	66,667	$11.00	9.00	$—

Exercisable at September 30, 2007	22,222	$11.00	9.00	$—

Vested and expected to vest at September 30, 2007	66,667	$11.00	9.00	$—

For the three and nine months ended September 30, 2007, the Company recorded stock-based compensation expense of $30 and $91, respectively, relating to the time-based SARs. As of September 30, 2007, $151 of total unrecognized compensation cost related to the time-based SARs is expected to be recognized ratably through January 1, 2009.
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

	Nine months ended
	September 30,
	2007	2006(1)
Risk-free interest rate	4.93%	—
Expected life (years)	5.50	—
Estimated volatility factor	43.93%	—
Expected dividends	None	—

(1)	There were no SARs granted during the nine months ended September 30, 2006.
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

	Nine months ended
	September 30,
	2007(1)	2006
Risk-free interest rate	—	4.64%
Expected life (years)	—	4.00
Estimated volatility factor	—	44.50%
Expected dividends	—	None

(1)	There were no options granted during the nine months ended September 30, 2007.
A summary of the status of the Company’s stock options as of September 30, 2007 is as follows:

			Weighted-Average	Aggregate
		Weighted-	Remaining	Intrinsic
	Number of	Average	Contractual	Value
	Shares	Exercise price	Term (years)	(In thousands)
Outstanding at January 1, 2007	1,464,420	$3.09
Granted	—	—
Exercised	(602,298)	3.16
Forfeited or expired	(11,332)	4.26

Outstanding at September 30, 2007	850,790	$3.03	6.37	$3,829

Exercisable at September 30, 2007	827,225	$2.99	6.35	$3,760

Vested and expected to vest at September 30, 2007	850,018	$3.03	6.37	$3,827

During the nine months ended September 30, 2007, the Company issued 473,819 shares of common stock upon the cashless exercise of stock options to purchase 600,506 common shares with per share exercise prices of $2.33 to $4.26. In addition, the Company issued 1,792 shares of common stock upon the exercise of stock options at per share exercise price of $2.78 to $4.26 and received gross proceeds of $5.

A summary of the Company’s non-vested stock options as of September 30, 2007 and changes during the nine months ended September 30, 2007 is as follows:

		Weighted-average
	Shares	Grant Date Fair Value
Balance at January 1, 2007	92,805	$4.03
Granted	—	—
Vested	(57,908)	3.13
Forfeited	(11,332)	2.13

Balance at September 30, 2007	23,565	$7.17

The Company applied a forfeiture rate of 3% in calculating the amount of options expected to vest as of September 30, 2007. As of September 30, 2007, $156 of total unrecognized compensation cost related to stock options issued to employees is expected to be recognized over a weighted-average term of 1.3 years.
5. Net Loss per Common Share
Basic net loss per common share is calculated by dividing net loss applicable to common stockholders (net loss adjusted for dividends required on preferred stock and accretion in preferred stock carrying value) by the weighted-average number of common shares outstanding for the period. Diluted net loss per common share is the same as basic net loss per common share, because potentially dilutive securities such as RSUs, SARs, stock options, stock warrants and convertible preferred stock would have an antidilutive effect as the Company incurred a net loss for the three and nine months ended September 30, 2007 and 2006. The potentially dilutive securities excluded from the determination of basic and diluted loss per share, as their effect is antidilutive, are as follows:

	Nine months ended
	September 30,
	2007	2006
Common stock warrants	712,500	1,302,776
Stock options	850,790	1,464,374
RSUs	550,858	—
SARs	283,956	—
Series A convertible preferred stock	—	9,369,074
Series B convertible preferred stock	—	12,014,227
Preferred stock warrants	—	318,928

	2,398,104	24,469,379

For the three and nine months ended September 30, 2007 and 2006, the reconciliation between net loss and net loss applicable to common shares is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Net loss	$(422)	$(1,867)	$(4,658)	$(7,258)
Add: Preferred stock dividends and accretion of preferred stock carrying value	—	(2,438)	—	(7,301)

Net loss applicable to common shares	$(422)	$(4,305)	$(4,658)	$(14,559)

6. Satellite Network and Other Equipment
Satellite network and other equipment consisted of the following:

	Useful life	September 30,	December 31,
	(years)	2007	2006
Land		$381	$379
Satellite network	5-7	9,350	7,373
Capitalized software	3-5	865	516
Computer hardware	5	897	867
Other	5-7	563	411
Assets under construction		42,504	26,905

		54,560	36,451
Less: accumulated depreciation and amortization		(7,962)	(7,320)

		$46,598	$29,131

During the nine months ended September 30, 2007 and 2006, the Company capitalized costs attributable to the design and development of internal-use software in the amount of $466 and $454, respectively. Depreciation and amortization expense for the three months ended September 30, 2007 and 2006 was $247 and $434, respectively. This includes amortization of internal-use software of $61 and $25 for the three months ended September 30, 2007 and 2006, respectively. Depreciation and amortization expense for the nine months ended September 30, 2007 and 2006 was $642 and $1,266, respectively. This includes amortization of internal-use software of $159 and $67 for the nine months ended September 30, 2007 and 2006, respectively.
Assets under construction primarily consist of costs relating to the design, development and launch of a single demonstration satellite pursuant to a contract with the United States Coast Guard (“USCG”) (see Notes 8 and 12) and milestone payments and other costs pursuant to the Company’s satellite payload and launch procurement agreements with Orbital Sciences Corporation and OHB-System AG for its quick-launch satellites (see Note 12) and upgrades to its infrastructure and ground segment. As of September 30, 2007, the Company has recorded milestone obligations in accounts payable totaling $2,320 for the quick-launch satellites.
7. Intangible Assets
The Company’s intangible assets consisted of the following:

		September 30, 2007			December 31, 2006
	Useful life		Accumulated			Accumulated
	(years)	Cost	amortization	Net	Cost	amortization	Net
Acquired licenses	6	$8,115	$(2,172)	$5,943	$8,115	$(1,057)	$7,058

Amortization expense was $372 and $187 for the three months ended September 30, 2007 and 2006, respectively and $1,115 and $638 for the nine months ended September 30, 2007 and 2006, respectively.
Estimated amortization expense for intangible assets subsequent to September 30, 2007 is as follows:

Years ending December 31,
Remainder of 2007	$371
2008	1,486
2009	1,486
2010	1,486
2011	1,114

$5,943

8. Deferred Revenues
Deferred revenues consisted of the following:

	September 30,	December 31,
	2007	2006
Professional services	$7,228	$7,236
Service activation fees	1,544	1,326
Manufacturing license fees	78	89
Prepaid services	1,617	1,498

	10,467	10,149
Less current portion	(1,863)	(2,083)

Long-term portion	$8,604	$8,066

During 2004, the Company entered into a contract with the USCG to design, develop, launch and operate a single satellite equipped with the capability to receive, process and forward Automatic Identification System (“AIS”) data (the “Concept Validation Project”). Under the terms of the agreement, title to the Concept Validation Project demonstration satellite remains with the Company, however the USCG will be granted a non-exclusive, royalty free license to use the designs, processes and procedures developed under the contract in connection with any future Company satellites that are AIS enabled. The Company is permitted to use the Concept Validation Project satellite to provide services to other customers, subject to receipt of a modification of the Company’s current license or special temporary authority from the Federal Communication Commission. The agreement provides for post-launch maintenance and AIS data transmission services to be provided by the Company to the USCG for an initial term of 14 months. At its option, the USCG may elect under the agreement to receive maintenance and AIS data transmission services for up to an additional 18 months subsequent to the initial term. The deliverables under the arrangement do not qualify as separate units of accounting and, as a result, revenues from the contract will be recognized ratably commencing upon the launch of the Concept Validation Project demonstration satellite over the expected life of the customer relationship (see Note 12).

Deferred professional services revenues at September 30, 2007 and December 31, 2006 represent amounts received from the USCG under the contract.
9. Note Payable
In connection with the acquisition of a majority interest in Satcom in 2005, the Company has recorded an indebtedness to OHB Technology A.G. (formerly known as OHB Teledata A.G.) (“OHB”), a stockholder of the Company. At September 30, 2007, the principal balance of the note payable was €1,138 ($1,622) and it had a carrying value of $1,063. At December 31, 2006, the principal balance of the note payable was €1,138 ($1,502) and it had a carrying value of $879. The carrying value was based on the note’s estimated fair value at the time of acquisition. The difference between the carrying value and principal balance is being amortized to interest expense over the estimated life of the note of six years. The interest accretion related to the note for each of the three and nine months ended September 30, 2007 and 2006 was $33 and $98, respectively. This note does not bear interest and has no fixed repayment term. Repayment will be made from the distribution profits (as defined in the note agreement) of ORBCOMM Europe LLC. The note has been classified as long-term and the Company does not expect any repayments to be required prior to September 30, 2008.
10. Stockholders’ Equity
Warrants to purchase common stock outstanding at September 30, 2007 were as follows:

Shares subject
to
Exercise price	Warrants
$2.33	307,317
$3.38	112110
$4.26	293,073

712,500

During the nine months ended September 30, 2007, the Company issued 168,358 shares of common stock upon the exercise of warrants at per share exercise prices of $2.33 to $4.26. The Company received gross proceeds of $392 from the exercise of these warrants. In addition, the Company issued 586,307 shares of common stock upon the cashless exercise of warrants to purchase 736,438 common shares with per share exercise prices of $2.33 to $4.26.
At September 30, 2007, the Company has reserved the following shares of common stock for future issuance:

Shares
Employee stock compensation plans	5,180,432
Warrants to purchase common stock	712,500

5,892,932

11. Geographic Information
The Company operates in one reportable segment, satellite data communications. Other than satellites in orbit, long-lived assets outside of the United States are not significant. The following table summarizes revenues on a percentage basis by geographic region, based on the country in which the customer is located:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Unites States	91%	88%	91%	91%
Other(1)	9%	12%	9%	9%

	100%	100%	100%	100%

(1)	No other single geographic areas are more than 10% of revenues for the three months ended September 30, 2006.

12. Commitments and Contingencies
Procurement agreements in connection with quick-launch satellites
On April 21, 2006, the Company entered into an agreement with Orbital Sciences whereby Orbital Sciences will design, manufacture, test and deliver to the Company, one payload engineering development unit and six AIS-equipped satellite payloads for the Company. The cost of the payloads is $17,000, subject to adjustment under certain circumstances. The Company had options to require Orbital Sciences to manufacture, test and deliver up to two additional satellite payloads at a cost of $2,200 per payload which have expired unexercised. Payments under the agreement are due upon the achievement of specified milestones by Orbital Sciences. As of September 30, 2007, the Company has made milestone payments of $14,600 under this agreement. The Company anticipates making payments under the contract of $1,720 during the remainder of 2007 and $680 in 2008.
On June 5, 2006, the Company entered into an agreement with OHB-System AG, an affiliate of OHB, to design, develop and manufacture six satellite buses, integrate such buses with the payloads to be provided by Orbital Sciences, and launch the six integrated satellites. The price for the six satellite buses and launch services is $20,000 and payments under the agreement are due upon specific milestones achieved by OHB-System AG. In addition, if OHB-System AG meets specific on-time delivery milestones, the Company would be obligated to pay up to an additional $1,000. The Company anticipates making payments under the agreement of $6,600 during the remainder of 2007 and $400 in 2008, for the initial order of six satellite buses and the related integration and launch services, inclusive of the on-time delivery payments. As of September 30, 2007, the Company has made milestone payments of $13,000 under this agreement. In addition, OHB-System AG will provide services relating to the development, demonstration and launch of the Company’s next-generation satellites at a total cost of $1,350. The Company had the option on or before June 5, 2007, to require OHB-System AG to design, develop and manufacture up to two additional satellite buses and integrate two satellite payloads at a cost of $2,100 per satellite, which expired unexercised.
Procurement agreements in connection with U.S. Coast Guard contract
In May 2004, the Company entered into an agreement to construct and deploy a satellite for use by the USCG (see Note 8). In connection with this agreement, the Company entered into procurement agreements with Orbital Sciences and OHB-System AG. All expenditures relating to this project are being capitalized as assets under construction. At September 30, 2007 and December 31, 2006, the Company has incurred $7,094 and $6,622 of costs related to this project, respectively. At September 30, 2007, the Company’s remaining obligation under these procurement agreements were $512.
As a result of delays in launching the satellite, in February 2007, the USCG issued a unilateral modification to the contract setting a definitive launch date of July 2, 2007. On September 13, 2007, the Company and the USCG entered into an Amendment of Solicitation/Modification of Contract amending the agreement to extend the definitive launch date to December 31, 2007. In consideration for agreeing to extend the launch date, the Company will provide up to 200 hours of additional technical support for up to 14 months after the launch date at no cost and reduce USCG’s cost for the post launch maintenance option and for certain usage options.
However, the Company believes that the launch will likely extend beyond the definitive launch date due to delays related to the Company’s Quick-Launch satellites expected to be launched with the satellite for the Coast Guard project. The Company does not expect this recent development will result in a protracted delay of the launch. The Company also does not anticipate this delay will have a material adverse impact on the Company’s consolidated financial statements.
Gateway settlement obligation
In 1996, a predecessor to the Company entered into a contract to purchase gateway earth stations (“GESs”) from ViaSAT Inc. (the “GESs Contract”). As of September 15, 2000, the date the predecessor company filed for bankruptcy, approximately $11,000 had been paid to ViaSAT, leaving approximately $3,700 owing under the GESs Contract for 8.5 GESs manufactured and stored by ViaSAT. In December 2004, the Company and ViaSAT entered into a settlement agreement whereby the Company was granted title to 4 completed GESs in return for a commitment to pay an aggregate of $1,000 by December 2007. ViaSAT maintains a security interest and lien in the 4 GESs and has the right to possession of each GESs until the lien associated with the GESs has been satisfied. The Company has options, expiring in December 2007, to purchase any or all of the remaining 4.5 GESs for aggregate consideration of $2,700. However, the Company must purchase one of the remaining 4.5 GESs for $1,000 prior to the sale or disposition of the last of the 4 GESs for which title has been transferred. The Company recorded the 4 GESs in inventory at an aggregate value of $1,644 upon execution of the settlement agreement. As of September 30, 2007 and December 31, 2006, the accrued liability for the settlement agreement was $644 and $945, respectively.
Airtime credits
In 2001, in connection with the organization of ORBCOMM Europe LLC and the reorganization of the ORBCOMM business in Europe, the Company agreed to grant certain country representatives in Europe approximately $3,736 in airtime credits. The Company has not recorded the airtime credits as a liability for the following reasons: (i) the Company has no obligation to pay the unused airtime credits if they are not utilized; and (ii) the airtime credits are earned by the country representatives only when the Company generates revenue from the country representatives. The airtime credits have no expiration date. Accordingly, the Company is recording airtime credits as services are rendered and these airtime credits are recorded net of revenues from the country representatives. For the three months ended September 30, 2007 and 2006, airtime credits used totaled approximately $45 and $64 respectively and for the nine months ended September 30, 2007 and 2006, airtime credits used totaled approximately $133 and $157, respectively. As of September 30, 2007 and December 31, 2006, unused credits granted by the Company were approximately $2,536 and $2,669, respectively.

Litigation
From time to time, the Company is involved in various litigation matters involving ordinary and routine claims incidental to its business. Management currently believes that the outcome of these proceedings, either individually or in the aggregate, will not have a material adverse effect on the Company’s business, results of operations or financial condition. The Company is also involved in certain litigation matters as discussed below.
Class Action Litigation
On September 20 and 25, 2007, two separate plaintiffs filed purported class action lawsuits in the United States District Court for the District of New Jersey against the Company and certain of its officers. The actions allege that the Company’s registration statement related to its initial public offering in November 2006 contained material misstatements and omissions in violation of the Securities Act of 1933. The actions cited a drop in the trading price of the Company’s common stock that followed disclosure on August 14, 2007 of reduced guidance for the remainder of 2007 released with the Company’s second quarter financial results. The actions seek to recover compensatory, and in one complaint rescissory damages, on behalf of a class of shareholders who purchased common stock in and/or traceable to the Company’s initial public offering on or about November 3, 2006 through August 14, 2007. The court has yet to certify the class or appoint a lead plaintiff(s). The Company intends to defend the matter vigorously. No provision for losses, if any, that might result from the matter have been recorded in the Company’s consolidated financial statements as this action is in its preliminary stages and the Company is unable to predict the outcome and therefore it is not probable that a liability has been incurred and the amount of loss, if any, is not reasonably estimable.
Quake
The Company was involved in various litigation matters with Quake Global, Inc. (“Quake”) that were dismissed by entering into a global settlement agreement with Quake on May 11, 2007.
Pursuant to the terms of the settlement agreement, the parties have agreed to (1) dismiss with prejudice and without cost the Complaint and any counterclaims; (2) discontinue in its entirety the arbitration relating to the Subscriber Communicator Manufacturing Agreement with prejudice and without cost; and (3) dismiss with prejudice and without cost Quake’s counterclaims against ORBCOMM LLC in the now settled action between Quake and Mobile Applitech, Inc. Under the terms of the settlement, the Company agreed to separate and segregate its officers and employees from those of Stellar Satellite Communications, LTD. (“New Stellar”) within 60 days , which has been completed, and to maintain separate office, testing and laboratory facilities for New Stellar by February 2008. In addition, as part of the settlement, the Company and Quake have entered into a new subscriber communicator manufacturing agreement for a ten-year term with respect to the manufacture of subscriber communicators for use on the Company’s communications system.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Safe Harbor Statement Under the Private Securities Litigation Reform of Act 1995.
Certain statements discussed in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally relate to our plans, objectives and expectations for future events and includes statements about our expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. Such forward-looking statements, including those concerning the Company’s expectations, are subject to known and unknown risks and uncertainties, which could cause actual results to differ materially from the results, projected, expected or implied by the forward-looking statements, some of which are beyond the Company’s control, that may cause the Company’s actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include but are not limited to: substantial losses we have incurred and expect to continue to incur; demand for and market acceptance of our products and services and the applications developed by our resellers; loss or decline in business from the Asset Intelligence division of General Electric Company (“GE”), other value-added resellers or VARs and international value added resellers or IVARs, technological changes, pricing pressures and other competitive factors; the inability of our international resellers to develop markets outside the United States; satellite launch failures, satellite launch and construction delays and cost overruns and in-orbit satellite failures or reduced performance; the failure of our system or reductions in levels of service due to technological malfunctions or deficiencies or other events; our inability to renew or expand our satellite constellation; political, legal, regulatory, government administrative and economic conditions and developments in the United States and other countries and territories in which we operate and changes in our business strategy. These and other risks are described in more detail in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006. The Company undertakes no obligation to publicly revise any forward-looking statements or cautionary factors, except as required by law.
Overview
We operate a satellite-based global wireless data messaging system optimized for narrowband data communication. Our system consists of a global network of 29 low-Earth orbit, or LEO, satellites and accompanying ground infrastructure. In April 2007, our Plane F polar satellite, one of the original prototype first generation satellites launched in 1995, was voluntarily retired due to intermittent service, without material impact on our service, reducing our constellation from 30 to 29 satellites. Our two-way communications system enables our customers and end-users, which include large and established multinational businesses and government agencies, to track, monitor, control and communicate cost-effectively with fixed and mobile assets located anywhere in the world. Our products and services enable our customers and end-users to enhance productivity, reduce costs and improve security through a variety of commercial, government and emerging homeland security applications. We enable our customers and end-users to achieve these benefits using a single global technology standard for machine-to-machine and telematic, or M2M, data communications. Our customers have made significant investments in developing ORBCOMM-based applications. Examples of assets that are connected through our M2M data communications system include trucks, trailers, railcars, containers, heavy equipment, fluid tanks, utility meters, pipeline monitoring equipment, marine vessels and oil wells. Our customers include original equipment manufacturers, or OEMs, such as Caterpillar Inc., Komatsu Ltd., Hitachi Construction Machinery Co., Ltd. and the Volvo Group, IVARs, such as GE, VARs, such as Fleet Management Services, XATA Corporation and American Innovations, Ltd., and government agencies, such as the U.S. Coast Guard.
The Company has also initiated terrestrial-based cellular communication services through a re-seller agreement with T-Mobile USA, Inc., (“T-Mobile”) to provide for receiving and sending messages from communication devices based on terrestrial-based technologies and enable some higher bandwidth applications suited for those technologies to communicate with our network. Our customers are now able to integrate in their applications a terrestrial communications device that will allow them to add messages, including data intensive messaging from combined satellite and cellular technologies. The services include communications services revenue from reselling airtime using the cellular wireless networks, and sales of cellular wireless communication technologies and products that enable the use of those cellular wireless networks. The cellular wireless technology network will use cellular wireless communication devices creating messages that will be aggregated with satellite messages and forwarded onto an appropriate terrestrial communications network to the ultimate destination. We have upgraded the technology capabilities of our network operations center to deliver both satellite and terrestrial messages through our ground infrastructure to the ultimate destination. There are numerous manufacturers providing devices that will use the cellular terrestrial-based network services of T-Mobile we are reselling. These services commenced in the third quarter of 2007 and revenues from such services were not significant in the three months ended September 30, 2007.
In the second quarter of 2007, we revised our definition of billable subscriber communicators to mean subscriber communicators and terrestrial units that are shipped and activated for usage and billing at the request of the customer, without forecasting a timeframe for when individual units will be generating usage and be billing. In the past, we reported billable subscriber communicators defined as subscriber communicators activated and currently billing or expected to be billing within 30 to 90 days. We changed our definition due to the difficulty in forecasting the timing of deployments of activated subscriber communicators held by our VARs with a reasonable degree of certainty.

Presently our unique M2M satellite data communications system is comprised of three elements: (i) a constellation of 29 LEO satellites in multiple orbital planes between 435 and 550 miles above the Earth operating in the Very High Frequency, or VHF, radio frequency spectrum, (ii) related ground infrastructure, including 14 gateway earth stations, four regional gateway control centers and a network control center in Dulles, Virginia, through which data sent to and from subscriber communicators are routed and (iii) subscriber communicators attached to a variety of fixed and mobile assets worldwide.
Our principal products and services are primarily revenues from satellite communications services and sales of subscriber communicators. We focus our communications services primarily on narrowband data applications. These data messages are typically sent by a remote subscriber communicator through our satellite system to our ground facilities for forwarding through an appropriate terrestrial communications network to the ultimate destination. Our wholly owned subsidiary, Stellar Satellite Communications Ltd. (“Stellar”), markets and sells subscriber communicators manufactured exclusively for Stellar, by Delphi Automotive Systems LLC (“Delphi”), a subsidiary of Delphi Corporation directly to customers. We also earn a one time royalty from third parties for the use of our proprietary communications protocol, which enables subscriber communicators to connect to our M2M data communications system.
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
Our products and services are typically combined with industry-or customer-specific applications developed by our resellers which are sold to their end-user customers. We do not generally market to end-users directly; instead, we utilize a cost-effective sales and marketing strategy of partnering with over 150 resellers (i.e, VARs and country representatives). These resellers, which are our direct customers, market to end-users.
Critical Accounting Policies
Our discussion and analysis of our results of operations, liquidity and capital resources are based on our unaudited condensed consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, costs of revenues, accounts receivable, the useful lives and impairment of satellite network and other equipment, capitalized development costs, intangible assets, inventory valuation, fair value of securities underlying share-based payment arrangements and the valuation of deferred tax assets. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from our estimates and could have a significant adverse effect on our results of operations and financial position. For a discussion of our critical accounting policies see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2006. There have been no material changes to our critical accounting policies during the three and nine months ended September 30, 2007 except for the income taxes policy discussed below.
Effective January 1, 2007, we began to measure and record uncertain tax positions in accordance with FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) an Interpretation of FASB Statement No. 109. FIN 48 prescribes a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Only tax positions meeting the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of this Interpretation. FIN 48 also provides guidance on accounting for derecognition, interest and penalties, and classification and disclosure of matters related to uncertainty in income taxes. Accounting for uncertainties in income tax positions under FIN 48 involves significant judgments by management.

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
The following table (in thousands) reconciles our net loss to EBITDA for the periods shown:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net loss	$(422)	$(1,867)	$(4,658)	$(7,258)
Interest income	(1,600)	(595)	(4,218)	(1,636)
Interest expense	52	62	157	189
Depreciation and amortization	619	621	1,757	1,904

EBITDA	$(1,351)	$(1,779)	$(6,962)	$(6,801)

EBITDA during the three months ended September 30, 2007 improved by $0.4 million over 2006. This improvement was due to an increase in service revenues by $1.4 million offset by an increase in operating expenses of $0.7 million . Operating expenses increased during the third quarter of 2007 mostly due to increases in stock-based compensation of $0.7 million.
EBITDA during the nine months ended September 30, 2007 decreased by $0.1 million over 2006. This decrease was due to an increase in operating expenses of $3.7 million to support the growth of the business, offset by an increase in service revenues by $4.5 million. Operating expenses increased during the nine months ended September 30, 2007 mostly due to increases in stock-based compensation of $3.3 million and costs of being a public company. We expect EBITDA to be negative for the full year in 2007.
Results of Operations
Revenues
Revenues consist of service revenues and product sales. Service revenues are based upon utilization of subscriber communicators on our communications system. These service revenues consist of subscriber-based recurring monthly usage fees and generally a one-time activation fee for each subscriber communicator activated for use on our communications system. Service revenues are also earned from providing engineering, technical and management support services to customers, and from license fees and a one time royalty fee by third parties for the use of our proprietary communications protocol, which enables subscriber communicators to connect to our M2M data communications system. Product sales consist of sales of subscriber communicators, sales of cellular wireless subscriber identity modules, or SIMS, for use with devices or equipment that enable the use of cellular wireless networks for our terrestrial-based services, other products such as subscriber communicator peripherals, and other equipment such as gateway earth stations and gateway control centers to customers.
The table below presents our revenues (in thousands) for the three and nine months ended September 30, 2007 and 2006, together with the percentage of total revenue represented by each revenue category:

	Three months ended September 30,				Nine months ended September 30,
	2007		2006		2007		2006
		% of		% of		% of		% of
		Total		Total		Total		Total
Service revenues	$4,551	65.8%	$3,220	58.0%	$12,718	65.2%	$8,165	44.9%
Product sales	2,361	34.2%	2,334	42.0%	6,782	34.8%	10,030	55.1%

	$6,912	100.0%	$5,554	100.0%	$19,500	100.0%	$18,195	100.00%

Three Months: Total revenues for the three months ended September 30, 2007 increased by $1.3 million, or 24.5%, to $6.9 million from $5.6 million for the three months ended September 30, 2006. This increase was primarily due to an increase in service revenues of $1.3 million.
Nine Months: Total revenues for the nine months ended September 30, 2007 increased by $1.3 million, or 7.2%, to $19.5 million from $18.2 million for the nine months ended September 30, 2006. This increase was due to an increase in service revenues of $4.5 million offset by a decrease in product sales of $3.2 million.

Service revenues
Three Months: Service revenues increased $1.4 million for the three months ended September 30, 2007, or 41.3%, to $4.6 million, or approximately 65.8% of total revenues, from $3.2 million, or approximately 58.0% of total revenues for the three months ended September 30, 2006.
Nine Months: Service revenues increased $4.5 million for the nine months ended September 30, 2007, or 55.8%, to $12.7 million, or approximately 65.2% of total revenues, from $8.2 million, or approximately 44.9% of total revenues for the nine months ended September 30, 2006. Service revenue growth can be impacted by the customary lag between subscriber communicator activations and recognition of service revenue from these units.
The increases in service revenues for the three and nine months ended September 30, 2007 over the corresponding 2006 periods were primarily due to an increase in the number of billable subscriber communicators activated on our communications system. Under the revised definition of billable subscriber communicators described above, as of September 30, 2007, there were approximately 318,000 billable subscriber communicators on the ORBCOMM data communications system, compared to approximately 225,000 billable subscriber communicators as of December 31, 2006, an increase of approximately 41.2% for the nine months ended September 30 2007.
Product sales
Three Months: Revenue from product sales for the three months ended September 30, 2007 increased minimally compared to the three months ended September 30, 2006 as higher unit sales volume is offset by a decrease in average selling price per unit.
Nine Months: Revenue from product sales decreased $3.2 million for the nine months ended September 30, 2007 or 32.4%, to $6.8 million, or approximately 34.8% of total revenues, from $10.0 million, or approximately 55.1% of total revenues for the nine months ended September 30, 2006. The decrease in revenues for the nine months ended September 30, 2007 over the nine months ended September 30, 2006 periods were primarily due to lower sales to GE during the nine months ended September 30, 2007 resulting from a large order from GE during the first quarter of 2006 and a decrease in our average selling price of subscriber communicators based on volume price reductions we are receiving from our contract manufacturer Delphi.
Costs of services
Costs of services include the expenses associated with our engineering groups, the repair and maintenance of our ground infrastructure, the depreciation associated with our communications system and the amortization of licenses acquired.
Three Months: Costs of services decreased by $0.2 million, or 9.9%, to $2.0 million for the three months ended September 30, 2007 from $2.2 million during the three months ended September 30, 2006. The decrease is primarily due to lower maintenance costs of $0.2 million and a decrease of $0.1 million in depreciation offset by an increase of $0.1 million in stock-based compensation, which was not significant in 2006. As a percentage of service revenues, cost of services were 43.7% of service revenues for the three months ended September 30, 2007 compared to 68.6% for the three months ended September 30, 2006.
Nine Months: Costs of services decreased by $0.1 million, or 1.0%, to $6.3 million for the nine months ended September 30, 2007 from $6.4 million during the nine months ended September 30, 2006. The decrease is due to a decrease of $0.2 million in the depreciation and a decrease in labor costs of $0.1 million due to an increase in the number of capitalizable internal projects offset by an increase of $0.4 million in stock-based compensation, which was not significant in 2006. As a percentage of service revenues, cost of services were 49.6% of service revenues for the nine months ended September 30, 2007 compared to 78.1% for the nine months ended September 30, 2006.
Costs of product sales
Costs of product sales include the cost of subscriber communicators and related peripheral equipment, as well as the operational costs to fulfill customer orders, including costs for employees related to our Stellar subsidiary and cellular wireless communication technologies.
Three Months: Costs of product sales increased for the three months ended September 30, 2007 by $0.1 million, or 7.0%, to $2.4 million from $2.3 million for the three months ended September 30, 2006. Product cost represented 84.9% and 90.2% of the cost of product sales for the three months ended September 30, 2007 and 2006, respectively. Costs of product sales other than product cost increased due to higher staffing costs which included stock-based compensation of our Stellar subsidiary. Stock-based compensation was nil for the three months ended September 30, 2006. We had a gross loss from product sales (revenues from product sales minus costs of product sales including costs for Stellar) of $0.1 million, for the three months ended September 30, 2007, as compared to a gross profit from product sales of less than $0.1 million for the three months ended September 30, 2006.

Nine Months: Costs of product sales decreased for the nine months ended September 30, 2007 by $2.5 million, or 26.3%, to $7.1 million from $9.6 million for the nine months ended September 30, 2006. Product cost represented 83.6% and 91.9% of the cost of product sales for the nine months ended September 30, 2007 and 2006, respectively. Product cost decreased by $2.9 million, or 32.9%, to $5.9 million for the nine months ended September 30, 2007 from $8.8 million for the nine months ended September 30, 2006. Costs of product sales other than product cost increased due to higher staffing costs which included stock-based compensation of our Stellar subsidiary. Stock-based compensation was nil for the nine months ended September 30, 2006. We had a gross loss from product sales (revenues from product sales minus costs of product sales including costs for Stellar) of $0.3 million, for the nine months ended September 30, 2007, including stock-based compensation of $0.1 million as compared to a gross profit from product sales of $0.4 million for the nine months ended September 30, 2006.
The decrease in the gross profit from product sales for the three and nine months ended September 30, 2007 over the corresponding 2006 periods were related to lower revenues from subscriber communicator sales and lower average selling prices per unit described above in Product Sales and an increase in costs for operating our Stellar subsidiary.
Selling, general and administrative expenses
Selling, general and administrative expenses relate primarily to compensation and associated expenses for employees in general management, sales and marketing, and finance, legal expenses and regulatory matters.
Three Months: Selling, general and administrative expenses increased $1.1 million, or 36.5%, to $4.2 million for the three months ended September 30, 2007 from $3.1 million for the three months ended September 30, 2006. This increase is primarily due to an increase in stock-based compensation of $0.7 million, a $0.2 million increase in travel and marketing expenses and a $0.3 million increase in costs for insurance, regulatory matters and other expenses related to being a public company.
Nine Months: Selling, general and administrative expenses increased $4.4 million, or 45.4%, to $14.0 million for the nine months ended September 30, 2007 from $9.6 million for the nine months ended September 30, 2006. This increase is primarily due to higher employee costs of $3.2 million, resulting from an increase in stock-based compensation of $2.8 million and a $0.6 million increase in payroll costs mostly related to increased staffing after the first quarter of 2006 as we prepared to become a public company, a $0.4 million increase in insurance costs and other expenses related to being a public company, a $0.4 million increase in costs for travel and marketing expenses and a $0.2 million increase in depreciation due to upgrades to our infrastructure.
Product development expenses
Product development expenses consist primarily of the expenses associated with the staff of our engineering development team, along with the cost of third parties that are contracted for specific development projects.
Three Months: Product development expenses for the three months ended September 30, 2007 and 2006 was $0.2 million and $0.4 million, respectively, decreasing 47.5% in the current year period over the same period in the prior year.
Nine Months: Product development expenses for the nine months ended September 30, 2007 and 2006 was $0.8 million and $1.5 million, respectively, decreasing 42.7% in the current year period over the same period in the prior year.
The decrease in product development expenses for the three and nine months ended September 30, 2007 over the corresponding 2006 periods were primarily related to timing of product development expenses.
Other income (expense)
Other income is comprised primarily of interest income from our cash and cash equivalents, which consists of U.S. Treasuries, interest bearing instruments, including commercial paper, and our investments in investment grade floating rate redeemable municipal debt securities classified as available-for-sale marketable securities.
Three Months: Other income was $1.6 million for the three months September 30, 2007 compared to $0.6 million for the three months ended September 30, 2006.
Nine Months: Other income was $4.1 million for the nine months September 30, 2007 compared to $1.6 million for the nine months ended September 30, 2006.
The increase in other income for the three and nine months ended September 30, 2007 over the corresponding 2006 periods was due to increased investment balances resulting from net proceeds received from our initial public offering completed in November 2006 and our secondary offering completed in May 2007. We expect that interest income to decrease due to lower interest rates from investing in low risk U.S. Treasuries during the third quarter of 2007, and cash used for our capital expenditures, working capital purposes and to fund operating losses.

Net loss and net loss applicable to common shares
Three Months: As a result of the items described above, our net loss narrowed to $0.4 million for the three months ended September 30, 2007, compared to a net loss of $1.9 million for the three months ended September 30, 2006, decreasing by $1.5 million, an improvement of 77.4%. For the three months ended September 30, 2006, our net loss applicable to common shares (net loss adjusted for dividends required to be paid on shares of preferred stock and accretion in preferred stock carrying value) was $4.3 million.
Nine Months: As a result of the items described above, our net loss narrowed to $4.6 million for the nine months ended September 30, 2007, compared to a net loss of $7.3 million for the nine months ended September 30, 2006, decreasing by $2.6 million, an improvement of 35.8%. For the nine months ended September 30, 2006, our net loss applicable to common shares (net loss adjusted for dividends required to be paid on shares of preferred stock and accretion in preferred stock carrying value) was $14.6 million.
Liquidity and Capital Resources
Overview
Our liquidity requirements arise from our working capital needs and to fund capital expenditures to support our current operations, and facilitate growth and expansion. Since our inception, we have financed our operations primarily through private placements of debt, convertible redeemable preferred stock, membership interests and common stock. We have incurred losses from operations since inception, including a net loss of $4.6 million for the nine months ended September 30, 2007 and as of September 30, 2007 we have an accumulated deficit of $64.5 million. As of September 30, 2007, our primary source of liquidity consisted of cash, cash equivalents and marketable securities, consisting of investment grade floating rate redeemable municipal debt securities, totaling $119.8 million.
Secondary Public Offering
On May 31, 2007, we closed a secondary public offering of 8,050,000 shares of common stock at a price of $11.50 per share. An aggregate of 2,985,000 shares of common stock were sold by us and 5,065,000 shares were sold by certain stockholders, which included 1,050,000 shares sold upon full exercise of the underwriters’ over-allotment option.
We received net proceeds of approximately $31.8 million after deducting underwriters’ discounts and commissions and offering costs of $2.5 million. We did not receive any proceeds from the shares sold by the selling stockholders.
Operating activities
Cash generated in our operating activities for the nine months ended September 30, 2007 was $2.8 million resulting from adjustments for non-cash items of $5.9 million and $1.5 million of cash generated from working capital, offset by a net loss of $4.6 million. Adjustments for non-cash items primarily consisted of $1.8 million for depreciation and amortization and $3.9 million for stock-based compensation. Working capital activities primarily consisted of a net source of cash of $0.3 million for a decrease to accounts receivable due to timing of collections, a source of cash from an increase of $0.5 million in accounts payable and accrued liabilities primarily related to professional fees and a source of cash from an increase of $0.3 million in deferred revenues primarily related to billings we rendered in connection with our Coast Guard demonstration satellite.
Cash used in our operating activities for the nine months ended September 30, 2006 was $9.7 million resulting from a net loss of $7.3 million, offset by adjustments for non-cash items of $2.8 million, and $5.2 million used in working capital. Adjustments for non-cash items primarily consisted of $1.9 million for depreciation and amortization, $0.3 million for inventory impairments and $0.6 million for stock-based compensation. Working capital activities primarily consisted of a net use of cash of $0.8 million for an increase in accounts receivable primarily related to the increase in our revenues and the timing of collections, a use of cash of $2.6 million for inventories primarily related to our newer DS 300 and DS 100 model subscriber communicators, a use of cash of $1.2 million for prepaid expenses and other current assets primarily related to professional services associated with our initial public offering and $2.1 million of cash used for accounts payable and accrued liabilities. The uses of cash described above were offset by sources of cash from an increase of $1.1 million in deferred revenue primarily related to billings we rendered in connection with our Coast Guard demonstration satellite and a decrease of $0.5 million in advances to our contract manufacturer.
Investing activities
Cash generated in our investing activities for the nine months ended September 30, 2007 was $14.3 million resulting from sales of marketable securities of $88.0 million offset by capital expenditures of $15.4 million and purchases of marketable securities consisting of investment grade floating rate redeemable municipal debt securities totaling $58.3 million. Capital expenditures included $12.8 million for the Concept Validation Project, quick-launch and next-generation satellites and $1.5 million of improvements to our internal infrastructure and ground segment.

Cash used in our investing activities for the nine months ended September 30, 2006 was $33.7 million resulting from capital expenditures of $14.3 million and purchases of marketable securities consisting of floating rate redeemable municipal debt securities totaling $24.2 million, offset by sales of marketable securities of $4.9 million. Capital expenditures included $12.5 million for the Coast Guard demonstration satellite and the quick-launch satellites and $1.8 million of improvements to our internal infrastructure and ground segment.
Financing activities
Cash generated in our financing activities for the nine months ended September 30, 2007 was $31.6 million resulting primarily from $31.8 million in net proceeds received from our secondary public offering of common stock, after deducting underwriter’s discounts and commissions and offering costs.
Cash used in our financing activities for the nine months ended September 30, 2006 was $5.0 million, resulting from dividend payments to our Series A preferred stock holders totaling $8.0 million, offset by net proceeds received of $1.5 million for the issuance of an additional 391,342 shares of Series B preferred stock after deducting issuance costs and proceeds of $1.5 million from the issuance of an aggregate of 615,222 shares of common stock upon the exercise of warrants to purchase common stock at per share exercise prices ranging from $2.33 to $4.26.
Future Liquidity and Capital Resource Requirements
We expect cash flows from operating activities, along with our existing cash and marketable securities will be sufficient to provide working capital and fund capital expenditures, which primarily includes the deployment of 7 additional satellites including investments in the next-generation satellites through the next 12 months. For the remainder of 2007, we expect to incur approximately $11.0 million of capital expenditures primarily for our quick-launch satellites.
Contractual Obligations
There have been no material changes in our contractual obligations as of September 30, 2007, as previously disclosed in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2006.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risks
There have been no material changes in our assessment of our sensitivity to market risk as of September 30, 2007, as previously disclosed in Part II, Item 7A “Quantitative and Qualitative Disclosures about Market Risks” in our Annual Report on Form 10-K for the year ended December 31, 2006.
Concentration of credit risk
During the three months ended September 30, 2007 and 2006, sales to GE, a holder of approximately 5.5% of our common stock comprised 44.0% and 37.5% of revenues, respectively. During the nine months ended September 30, 2007 and 2006, sales to GE comprised 44.4% and 53.0% of revenues, respectively.

Item 4. Disclosure Controls and Procedures
Evaluation of the Company’s disclosure controls and procedures. The Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2007. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2007.
Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Class Action Litigation
On September 20 and 25, 2007, two separate plaintiffs filed purported class action lawsuits in the United States District Court for the District of New Jersey against us and certain of our officers. The actions allege that the registration statement related to our initial public offering in November 2006 contained material misstatements and omissions in violation of the Securities Act of 1933. The actions cited a drop in the trading price of our common stock that followed disclosure on August 14, 2007 of reduced guidance for the remainder of 2007 released with our second quarter financial results. The actions seek to recover compensatory, and in one complaint rescissory damages, on behalf of a class of shareholders who purchased common stock in and/or traceable to our initial public offering on or about November 3, 2006 through August 14, 2007. The court has yet to certify the class or appoint a lead plaintiff(s). We intend to defend the matter vigorously.
Quake Global, Inc.
ORBCOMM LLC and Stellar Satellite Communications, Ltd., (“Stellar”) were involved in various litigation matters with Quake Global, Inc. (“Quake”) that were dismissed by entering into a global settlement agreement with Quake on May 11, 2007.
Pursuant to the global settlement agreement ORBCOMM LLC and Stellar and Quake have agreed to (1) dismiss with prejudice and without cost the Complaint and any counterclaims; (2) discontinuing in its entirety the arbitration relating to the Subscriber Communicator Manufacturing Agreement with prejudice and without cost; and (3) dismiss with prejudice and without cost Quake’s counterclaims against ORBCOMM LLC in the now settled action between Quake and MobiApps. Under the terms of the settlement, ORBCOMM LLC and Stellar agreed to separate and segregate our officers and employees from those of Stellar within 60 days, which has been completed, and to maintain separate office, testing and laboratory facilities for Stellar by February 2008. In addition, as part of the settlement, we and Quake have entered into a new subscriber communicator manufacturing agreement for a ten-year term with respect to the manufacture of subscriber communicators for use on our communications system.
Item 1A. Risk Factors
Other than with respect to the risk factor discussed below, there have been no material changes in the risk factors as of September 30, 2007, as previously disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Use of Proceeds from Initial Public Offering
On November 2, 2006, the SEC declared effective our Registration Statement on Form S-1 (Registration No. 333-134088), relating to our initial public offering. After deducting underwriters’ discounts and commissions and other offering costs, our net proceeds were approximately $68.3 million. We intend to use the remaining net proceeds from our initial public offering to provide working capital and fund capital expenditures, primarily related to the deployment of additional satellites, which will be comprised of our quick-launch and next-generation satellites. As of September 30, 2007, we have used $15.0 million for such purposes. Pending such uses, we are investing the remaining net proceeds in short-term interest bearing cash equivalents and investment grade floating rate redeemable municipal debt securities.
Exercise of Warrants
During the nine months ended September 30, 2007, we issued 168,358 shares of common stock upon the exercise of warrants at per share exercise prices of $2.33 to $4.26. We received gross proceeds of $391,432 from the exercise of these warrants. In addition, we issued 586,307 shares of common stock upon the cashless exercise of warrants to purchase 736,438 common shares with per share exercise prices of $2.33 to $4.26.
Exercise of Stock Options
During the nine months ended September 30, 2007, we issued 473,819 shares of common stock upon the cashless exercise of stock options to purchase 600,506 common shares with per share exercise prices of $2.33 to $4.26. In addition, we issued 1,792 shares of common stock upon the exercise of stock options at per share exercise prices of $2.78 to $4.26 and we received gross proceeds of $5,906 from the exercise of these stock options.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.
Item 6. Exhibits
10.1	Amendment of Solicitation/Modification of Contract dated September 13, 2007 amending the Validation Services Agreement dated as of May 12, 2004 by and between the Company and the U.S. Coast Guard.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a).

32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) and 18 U.S.C. Section 1350 (furnished herewith).

32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) and 18 U.S.C. Section 1350 (furnished herewith).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORBCOMM Inc. (Registrant)
Date: November 14, 2007	/s/ Jerome B. Eisenberg
Jerome B. Eisenberg,
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2007	/s/ Robert G. Costantini
Robert G. Costantini,
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
No.	Description

10.1	Amendment of Solicitation/Modification of Contract dated September 13, 2007 amending the Validation Services Agreement dated as of May 12, 2004 by and between the Company and the U.S. Coast Guard.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a).

32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) and 18 U.S.C. Section 1350 (furnished herewith).

32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) and 18 U.S.C. Section 1350 (furnished herewith).