Form 10-K
period 2007-12-31
ORBCOMM Inc.
filed 2008-03-17
CIK 1361983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-33118
ORBCOMM INC.
(Exact name of registrant in its charter)

Delaware (State or other jurisdiction of incorporation of organization)	41-2118289 (I.R.S. Employer Identification Number)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐     No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (based on the closing price reported on the Nasdaq Global Market on June 30, 2007) was $625,219,178

Shares held by all executive officers and directors of the registrant have been excluded from the foregoing calculation because such persons may be deemed to be affiliates of the registrant.

The number of shares of the registrant’s common stock outstanding as of March 7, 2008 was 41,815,567.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2008 Annual Meeting of Stockholders to be held on May 2, 2008 is incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

Forward- Looking Statements

Certain statements discussed in Part I, Item 1. “Business”, Part I, Item 3. “Legal Proceedings”, Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally relate to our plans, objectives and expectations for future events and include statements about our expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. Such forward-looking statements, including those concerning the Company’s expectations, are subject to known and unknown risks and uncertainties, which could cause actual results to differ materially from the results, projected, expected or implied by the forward-looking statements, some of which are beyond the Company’s control, that may cause the Company’s actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include but are not limited to: the substantial losses we have incurred and expect to continue to incur; demand for and market acceptance of our products and services and the applications developed by our resellers; loss or decline or slowdown in the growth in business from the Asset Intelligence division of General Electric Company (“GE” or “General Electric” or “AI”), other value-added resellers or VARs and international valued added resellers or IVARs, litigation proceedings, technological changes, pricing pressures and other competitive factors; the inability of our international resellers to develop markets outside the United States; satellite launch failures, satellite launch and construction delays and cost overruns and in-orbit satellite failures or reduced performance; the failure of our system or reductions in levels of service due to technological malfunctions or deficiencies or other events; our inability to renew or expand our satellite constellation; political, legal regulatory, government administrative and economic conditions and developments in the United States and other countries and territories in which we operate; changes in our business strategy; and others risks. In addition, specific consideration should be given to various factors described in Part I, Item 1A. “Risk Factors” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and elsewhere in this Annual Report on Form 10-K. The Company undertakes no obligation to publicly revise any forward-looking statements or cautionary factors, except as required by law.

PART I

Item 1.	Business

Overview

We operate the only global commercial wireless messaging system optimized for narrowband communications. Our system consists of a global network of 29 low-Earth orbit, or LEO, satellites and accompanying ground infrastructure. Our two-way communications system enables our customers and end-users, which include large and established multinational businesses and government agencies, to track, monitor, control and communicate cost-effectively with fixed and mobile assets located anywhere in the world. In 2007, we began providing terrestrial-based cellular communication services through a re-seller agreement with a major cellular wireless provider. These services commenced in the third quarter of 2007 and revenues from such services were not significant in 2007. In addition, a re-seller agreement was signed with a second major cellular wireless provider in the fourth quarter of 2007 and services with this provider are expected to commence in the first half of 2008. These terrestrial-based communication services enable our customers who have higher bandwidth requirements to receive and send messages from communication devices based on terrestrial-based technologies using the cellular provider’s wireless network as well as from dual-mode devices combining our satellite subscriber communicators with devices for terrestrial-based technologies. As a result, our customers are now able to integrate into their applications a terrestrial communications device that will allow them to add messages, including data intensive messaging from the cellular provider’s wireless network.

Our products and services enable our customers and end-users to enhance productivity, reduce costs and improve security through a variety of commercial, government and emerging homeland security applications. We enable our customers and end-users to achieve these benefits using a single global technology standard for machine-

to-machine and telematic, or M2M, data communications. Our customers have made significant investments in developing ORBCOMM-based applications. Examples of assets that are connected through our M2M data communications system include trucks, trailers, railcars, containers, heavy equipment, fluid tanks, utility meters, and pipeline monitoring equipment, marine vessels and oil wells. Our customers include original equipment manufacturers, or OEMs, such as Caterpillar Inc., Komatsu Ltd., Hitachi Construction Machinery Co., Ltd. and the Volvo Group, IVARs, such as GE, VARs, such as Fleet Management Services, XATA Corporation and American Innovations, Ltd., and government agencies, such as the U.S. Coast Guard.

Through our M2M data communications system, our customers and end-users can send and receive information to and from any place in the world using low-cost subscriber communicators and paying airtime costs that we believe are the lowest in the industry for global connectivity. Our customers can also use cellular wireless subscriber identity modules, or SIMS, for use with devices or equipment that enable the use of a cellular provider’s wireless network, singularly or in conjunction with satellite services, to send and receive information from these devices. We believe that there is no other satellite or terrestrial network currently in operation that can offer global two-way wireless narrowband data service including coverage at comparable cost using a single technology standard worldwide, that also provides a parallel terrestrial network for data intensive applications. We are currently authorized, either directly or indirectly, to provide our communications services in over 80 countries and territories in North America, Europe, South America, Asia, Africa and Australia.

Our unique M2M data communications system is comprised of three elements: (i) a constellation of 29 LEO satellites in multiple orbital planes between 435 and 550 miles above the Earth operating in the Very High Frequency, or VHF, radio frequency spectrum; (ii) a network of related ground infrastructure, including 15 gateway earth stations, four regional gateway control centers and a network control center in Dulles, Virginia, through which data sent to and from subscriber communicators are routed; and (iii) a combination of subscriber communicators and cellular wireless SIMS attached to a variety of fixed and mobile assets worldwide. See “The ORBCOMM Communications System”.

In the second quarter of 2007, we revised our definition of billable subscriber communicators to mean subscriber communicators, including terrestrial units for our terrestrial communication services that are shipped and activated for usage and billing at the request of the customer, without forecasting a timeframe for when individual units will be generating usage and be billing. In the past, we reported billable subscriber communicators defined as subscriber communicators activated and currently billing or expected to be billing within 30 to 90 days.

Under the revised definition of billable subscribers described above, as of December 31, 2007, we had approximately 351,000 billable subscriber communicators activated on our communications system compared to approximately 225,000 billable subscriber communicators as of December 31, 2006, an increase of approximately 56.2%. We believe that our target markets in commercial transportation, heavy equipment, fixed asset monitoring, marine vessel, consumer transportation, and government and homeland security markets are significant and growing.

Our Business Strengths and Competitive Advantage

We believe that our focus on M2M data communications is unique in our industry and will enable us to achieve significant growth. We believe no other satellite or terrestrial network currently in operation offers users global two-way wireless narrowband data communications using a single global technology standard anywhere in the world at costs comparable to ours. This provides us with a number of competitive advantages that we believe will help promote our success, including the following:

•	Established global satellite network and proven technology. We believe our global satellite network and technology enable us to offer superior products and services to the end-users of our communications system in terms of comprehensive coverage, reliability and compatibility. Our global satellite network provides worldwide coverage, including in international waters, allowing end-users to access our communications system in areas outside the coverage of terrestrial networks, such as cellular, paging and other wireless networks. Our proven technology offers full two-way M2M data communication (with acknowledgement of message receipt) with minimal line-of-sight limitations and no performance issues during adverse weather conditions, which distinguishes us from other satellite communications systems. Our primary satellite orbital planes contain six to eight satellites each providing built-in system redundancies in the event of a single satellite malfunction. In addition, our satellite system uses a single global technology standard and eliminates the need for multiple network agreements and versions of hardware and software.

•	Low cost structure. We have a significant cost advantage over any potential new LEO satellite system competitor with respect to our current satellite constellation, because we acquired the majority of our current network assets from ORBCOMM Global L.P., referred to as the Predecessor Company, and its subsidiaries out of bankruptcy for a fraction of their original cost. In addition, because our LEO satellites are relatively small and deployed into low-Earth orbit, the constellation is less expensive and easier to launch and maintain than larger LEO satellites and large geostationary satellites. We believe that we have less complex and less costly ground infrastructure and subscriber communication equipment than other satellite communications providers. Our low cost satellite system architecture enables us to provide global two-way wireless narrowband data communication services to end-users at prices that we believe are the lowest in the industry for global connectivity.

•	Sole commercial satellite operator licensed in the VHF spectrum. We are the sole commercial satellite operator licensed to operate in the 137-150 MHz VHF spectrum by the FCC or, to our knowledge, any other national spectrum or radio-telecommunications regulatory agency in the world. The spectrum that we use was allocated globally by the International Telecommunication Union, or ITU, for use by satellite fleets such as ours to provide mobile data communications service. We are currently authorized, either directly or indirectly, to provide our data communications service in over 80 countries and territories, representing over 60% of the world’s GDP, in North America, Europe, South America, Asia, Africa and Australia. VHF spectrum has inherent advantages for M2M data communications over systems using shorter wavelength signals. The VHF signals used to communicate between our satellites and subscriber communicators are not affected by weather and are less dependent on line-of-sight access to our satellites than other satellite communications systems. In addition, our longer wavelength signals enable our satellites to communicate reliably over longer distances at lower power levels. Higher power requirements of commercial satellite systems in other spectrum bands are a significant factor in their higher cost and technical complexity.

•	Significant market lead over satellite-based competitors. We believe that we have a significant market lead in providing M2M data communications services that meet the coverage and cost requirements in the rapidly developing asset management and supply chain markets. The process required to establish a new competing satellite-based system with the advantages of a VHF system includes obtaining regulatory permits to launch and operate satellites and to provide communications services, and the design, development and construction of a communications system. We believe that a minimum of five years and significant investments in time and resources would be required for another satellite-based M2M data communications service provider to develop the capability to offer comparable services. Our VARs and IVARs have made significant investments in developing ORBCOMM-based applications. These applications often require substantial time and financial investment to develop for commercial use.

•	Key distribution and OEM customer relationships. Our strategic relationships with key distributors and OEMs have enabled us to streamline our sales and distribution channels and shift much of the risk and cost of developing and marketing applications to others. We have established strategic relationships with key service providers, such as GE Equipment Services, the world’s largest lessor of trailers, containers and railcars, and XATA Corporation, a leading provider of tracking solutions for the trucking industry, including to Penske Corporation, the leading truck leasing company in the United States, and major OEMs, such as Caterpillar, Komatsu, Hitachi and Volvo. We believe our close relationships with these distributors and OEMs allows us to work closely with them at all stages of application development, from planning and design through implementation of our M2M data communications services, and to benefit from their industry-specific expertise. By fostering these strong relationships with distributors and OEMs, we believe that once we have become so integrated into our customer’s planning, development and implementation process, and their equipment, we anticipate it will be more difficult to displace us or our communication services. In addition, the fixed and mobile assets which are tracked, monitored, controlled and communicated with by these customers generally have long useful lives and the cost of replacing our communications equipment with an alternative service provider’s equipment could be prohibitive for large numbers of assets.

•	Reliable, low cost subscriber communicators. There are multiple manufacturers that build subscriber communicators for our network. Through our Stellar Satellite Communications, Ltd. subsidiary, we have an arrangement with Delphi Corporation that provides us with industrial-scale manufacturing capability for the supply of low cost, reliable, ISO-9001 certified, automotive grade subscriber communicators. We believe that Delphi possesses the ability to scale up its manufacturing rapidly to meet additional demand. We also have arrangements with independent third party manufacturers who supply our customers and end-users directly with low cost subscriber communicators. As a result of these manufacturing relationships, technological advances and higher volumes, we have significantly reduced the selling price of our subscriber communicators from approximately $280 per unit in 2003 to as little as $100 per unit in volume in 2007. In addition, the cost of communications components necessary for our subscriber communicators to operate in the VHF band is relatively low as they are based on readily available FM radio components.

Our Strategy

Our strategy is to leverage our business strengths and key competitive advantages to increase the number of subscriber communicators activated on our M2M data communications system, both in existing and new markets. We are focused on increasing our market share of customers with the potential for a high number of connections with lower usage applications. We believe that the service revenue associated with each additional subscriber communicator activated on our communications system will more than offset the negligible incremental cost of adding such subscriber communicator to our system and, as a result, positively impact our results of operations. We plan to continue to target multinational companies and government agencies to increase substantially our penetration of what we believe is a significant and growing addressable market. To achieve our objectives, we are pursuing the following business strategies:

•	Expand our low cost, multi-channel marketing and distribution network of resellers. We intend to increase further the number of resellers that develop, market and implement their applications together with our communications services and subscriber communicators to end-users. We are also focused on increasing the number of OEM and distributor relationships with leading companies that own, manage or operate fixed or mobile assets. We are seeking to recruit resellers with industry knowledge to develop applications that could be used for industries or markets that we do not currently serve. Resellers invest their own capital developing applications compatible with our system, and they typically act as their own agents and systems integrators when marketing these applications to end-users, without the need for significant investment by us. As a result, we have established a low cost marketing and distribution model that is both easily scalable by adding additional resellers or large-scale asset deployers, and allows us to penetrate markets without incurring substantial research and development costs or sales and marketing costs.

•	Expand our international markets. Our international growth strategy is to open new markets outside the United States by obtaining regulatory authorizations and developing markets for our M2M data communications services to be sold in regions where the market opportunity for our OEM customers and resellers is greatest. We are currently authorized to provide our data communications services in over 80 countries and territories in North America, Europe, South America, Asia, Africa, Mexico and Australia, directly or indirectly through seven international licensees and 12 country representatives. We are currently working with approximately 75 IVARs who, generally, subject to certain regulatory restrictions, have the right to market and sell their applications anywhere our communications services are offered. We seek to enter into agreements with strong distributors in each region. Our regional distributors, which include country representatives and international licensees, obtain the necessary regulatory authorizations and develop local markets directly or by recruiting local VARs. In some international markets where distribution channels are in the early stages of development, we seek to bring together VARs who have developed well-tested applications with local distributors to create localized solutions and accelerate the adoption of our M2M data communications services. In addition, we have made efforts to strengthen the financial positions of certain of our regional distributors, including several, such as ORBCOMM Europe LLC, who were former licensees of the predecessor company left weakened by its bankruptcy, through restructuring transactions whereby we obtained greater operating control over such regional distributors. We believe that by strengthening the financial condition of and our operating control over these established regional distributors, they will be better positioned to promote and distribute our products and services and enable us to achieve our market potential in the relevant regions.

•	Further reduce subscriber communicator costs. We are working with our subscriber communicator manufacturers to further reduce the cost of our subscriber communicators, as well as to develop technological advances, including further reductions in size, improvements in power management efficiency, increased reliability and enhanced capabilities. For example, our subscriber communicator supplier Delphi, and independent supplier Mobile Applitech, Inc., are developing next-generation subscriber communicators which will contain custom integrated circuits combining the functionality of several components, which we believe will lead to reduced costs. Our ability to offer our customers less expensive subscriber communicators that are smaller, more efficient and more reliable is key to our ability to provide a complete low cost solution to our customers and end-users.

•	Reduce network latency. With the expected launch of our quick-launch and next-generation satellites, we expect to reduce the time lags in delivering messages and data, or network latency, in most regions of the world. We believe this will improve the quality and coverage of our system and enable us to increase our customer base.

•	Introduce new features and services. We will continue to develop and introduce new features and services to expand our customer base and increase our revenues. For example, as a result of providing terrestrial-based cellular communication services, our customers are now able to able to integrate in their applications a terrestrial communications device that will allow them to add messages, including data intensive messaging from combined satellite and cellular technologies. We have upgraded the technology capabilities of our network operations center to deliver both satellite and terrestrial messages through our ground infrastructure to the ultimate destination. In addition, we have recently developed a broadcast capability that allows large numbers of subscriber communicators to receive a single message simultaneously. This represents an efficient delivery mechanism to address large populations of subscribers with a single message, such as weather data broadcasts, widespread alert notifications and demand response applications for electric utilities. In addition, we have been working closely with the U.S. Coast Guard to incorporate the ability to receive marine vessel identification and position data from the Automatic Identification System, or AIS, an internationally mandated shipboard broadcast system that aids navigation and improves maritime safety. We may be able to leverage this work with AIS to resell, subject in certain circumstances to U.S. Coast Guard approval, AIS data collected by our network to other coast guard services and governmental agencies, as well as companies engaged in security or logistics businesses for tracking shipping activities or for other navigational purposes. We believe that subscriber communicator technology advances, such as dual mode devices, will broaden our addressable market by providing optimal combinations of bandwidth and coverage at a reasonable price. Dual-mode devices combine a satellite subscriber communicator with a cellular network subscriber communicator for higher bandwidth applications not typical of ORBCOMM’s applications. Dual-mode devices can also be used as a back channel service for terrestrial or satellite-based broadcast-only networks.

•	Provide comprehensive technical support, customer service and quality control. We have allocated additional resources to provide customer support for training, integration and testing in order to assist our VARs and other distributors in the roll-out of their applications and to enhance end-user acquisition and retention. We provide our VAR and OEM customers with access to customer support technicians. We also deploy our technicians to our VAR and OEM customers to facilitate the integration of our M2M data communications system with their applications during the planning, development and implementation processes and to certify that these applications are compatible with our system. Our support personnel include professionals with application development, in-house laboratory and hardware design and testing capabilities.

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

Truck and trailer fleet owners and operators, as well as truck and trailer OEMs, are increasingly integrating M2M data communications systems into their trucks and trailers. As older analog cellular wireless networks currently used in truck and trailer tracking are phased out, end-users will need to migrate to alternative communications systems and we expect that an increasing number of customers will be seeking long-term solutions for their M2M data communications needs as they make their replacement decisions. Trailer tracking represents a significantly larger potential market as we estimate that there are approximately three trailers to every truck. The trailer market also requires additional applications, such as cargo sensor reporting, load monitoring, control of refrigeration systems and door alarms. Future regulations may require position tracking of specific types of cargo, such as hazardous materials, and could also increase trailer tracking market opportunities. The railcar market also requires many of these same applications and many trailer applications using M2M data communications system can easily be translated to the railcar market.

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

Products And Services

Our principal products and services are satellite-based data communications services and product sales from subscriber communicators. During the third quarter of 2007, we commenced terrestrial-based cellular communications services, which consist of reselling airtime using a cellular provider’s wireless technology network and product sales from cellular wireless SIMS for use with devices or equipment that enable the use of the cellular provider’s wireless network for data communications. Revenues from terrestrial-based services and products were not significant in 2007.

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

We do not generally market to end-users directly; instead, we utilize a cost-effective sales and marketing strategy of partnering with VARs, IVARs and country representatives. These resellers, which are our direct customers, market to end-users.

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

Terrestrial cellular communication services

These communication services support higher bandwidth applications that are not typical for an ORBCOMM application. These data messages are sent by cellular wireless SIMS which are routed through the cellular provider’s wireless network to our ground facilities and forwarded to the ultimate destination in real time. These services commenced in the third quarter of 2007 and revenues from such services were not significant in 2007.

Our system, typically combined with industry- or customer-specific applications developed by our resellers, permits a wide range of fixed and mobile assets to be tracked, monitored, controlled and communicated with from a central point.

We typically derive subscription-based recurring revenue from our VAR and IVAR customers based upon the number of subscriber communicators and SIMS activated on, and the amount of data transmitted through, our communications system. Customers pay between $1 and $59 in monthly service charges to access our communications system (generally in addition to a one-time provisioning fee ranging of up to $30) which we believe is the lowest price point currently available for global two-way connectivity.

The following table sets forth selected customers, representative applications and the benefits of such applications for each of our addressed markets:

Market	Select Customers/End-Users	Representative Applications	Key Benefits

Commercial transportation	• DriverTech • GE Equipment Services • Volvo Group • XATA Corporation • Fleet Management Services • Air IQ • System Planning Corporation • Star Trak	• Position reporting • Units diagnostic monitoring • Compliance/tax reporting • Cargo monitoring • Systems control	• Improve fleet productivity and profitability • Enable efficient, centralized fleet management • Ensure safe delivery of shipping cargo • Allow real-time tracking of unit maintenance requirements

Heavy equipment	• Caterpillar, Inc. • Hitachi Construction . Machinery Co., Ltd • Komatsu Ltd. • Volvo Group	• Position reporting • Unit diagnostic monitoring • Usage tracking • Emergency notification	• Improve fleet productivity and profitability • Allow OEMs to better anticipate the maintenance and spare parts needs of their customers

Fixed asset monitoring	• American Innovations, Ltd. • Automata, Inc. • GE Equipment Services • Electronic Sensors, Inc. • Metrix Networks, Inc.	• Unit diagnostic monitoring • Usage tracking • Systems control • Automated meter reading	• Provide method for managing, controlling, and collecting data from remote sites • Improve maintenance services productivity and profitability

Marine vessels	• Metocean Data Systems Ltd. • Recreational boaters* • Sasco Inc. • Skymate, Inc. • Volvo Group/Penta*	• Position reporting • Two-way messaging • Unit diagnostic monitoring • Weather reporting	• Ensure vessel compliance with regulations • Create a low cost information channel to disseminate critical weather and safety information

Government and homeland security	• National Oceanic and Atmospheric Administration* • U.S. Coast Guard • U.S. Customs and Border Protection* • U.S. Marine Corps*	• Container tracking • Environmental monitoring • Automatic Identification System development • Border monitoring • Vehicle tracking • Vessel Tracking	• Provide efficient monitoring of changing environmental conditions • Address increasing need to monitor vessels in U.S. waters • Minimize security threats and secure border

*	Represents an end-user from which we directly dervive revenue through VARs or other resellers.

Subscriber communicators

Our wholly owned subsidiary, Stellar, markets and sells subscriber communicators manufactured by Delphi directly to our customers. We also earn a one-time royalty fee from third parties for the use of our proprietary communications protocol, which enables subscriber communicators to connect to our M2M data communications system. To ensure the availability of subscriber communicators having different functional capabilities in sufficient quantities to meet demand, we have provided extensive design specifications and technical and engineering support to our manufacturers. In addition, because we maintain backwards compatibility, subscriber communicators produced by former manufacturers are still in use with our system today.

Stellar currently sells two models of subscriber communicators, the DS 100 and the DS 300, which are manufactured by Delphi. Delphi is now Stellar’s sole manufacturing source for subscriber communicators. and it is developing next-generation subscriber communicators which will contain a custom integrated circuit combining the functionality of several components.

Wireless subscriber identity modules, or SIMS

Our wholly owned subsidiary, ORBCOMM LLC, markets and sells wireless SIMS which are purchased from the cellular wireless provider and sold to our customers.

Customers

We market and sell our products and services directly to OEM and government customers and indirectly through VARs, IVARs, international licensees and country representatives. Other than GE which represented approximately 40.3% of our revenues for fiscal 2007, no other customer accounted for more than 10% of our total sales in fiscal 2007.

Key Strategic Relationships

Delphi Automotive Systems LLC

In May 2004, we entered into a Cooperation Agreement with Stellar and Delphi Corporation, a tier-one automotive components supplier that designs, manufacturers and supplies advanced automotive grade subscriber communicators for Stellar for use with our satellite communications system. Pursuant to the agreement, and subject to limited exceptions, Delphi Corporation’s Delphi Automotive System LLC subsidiary, or Delphi, is the sole supplier of subscriber communicators for Stellar. Delphi Corporation has a right of first refusal following termination of the agreement to supply Stellar with new products developed under the Cooperation Agreement. The initial term of the agreement was until December 31, 2005 and it has been extended by mutual written agreement of the parties until December 31, 2007. We are in discussions with Delphi to further extend the agreement. Although Delphi is currently subject to bankruptcy proceedings, it manufactures our subscriber communicators in Mexico with non-unionized labor, and as a result, we do not believe that such bankruptcy proceedings should impact our contract with Delphi Corporation. This relationship provides Stellar access to Delphi’s substantial technical and manufacturing resources, which we believe enables Stellar to continue to lower the cost of our subscriber communicators while at the same time providing improved features. As a result of lower subscriber communicator costs from Delphi we have significantly reduced the selling price from approximately $280 per unit in 2003 to as little as $100 per unit in volume in 2007. Several of Stellar’s customers are now in the process of full commercial roll-out using these less costly, new generation subscriber communicators. In addition to providing a lower-cost subscriber communicators with higher reliability, we believe that Delphi also has the capability to increase production rapidly to meet additional demand as Stellar expands its business.

General Electric Company

We have a significant customer relationship with General Electric Company, that provides access to a wide array of sales channels and extends to several divisions and businesses, including GE Equipment Services, which includes Trailer Fleet Services, its Penske Truck Leasing joint venture, Rail Services and its GE Asset Intelligence LLC subsidiary, or AI, among others. All of these GE Equipment Services divisions directly or indirectly sell applications utilizing our M2M data communications services and subscriber communicators manufactured by Stellar. As a result, GE Equipment Services has a number of different sales channels for the distribution of our asset monitoring and tracking products either to third party end-users or to other GE divisions who are end-users.

AI’s first application, VeriWise, enables GE’s customers to track and monitor their trailer assets and shipments throughout the world. GE Rail Services is also integrating our M2M data communications system into its RailWise application for railcars. GE Equipment Services’ European division offers RailWise and we expect GE Equipment Services to begin marketing both VeriWise and RailWise into other international markets. Penske Truck Leasing also uses our M2M data communications system to monitor tractor-trailers, and other GE businesses are monitoring many different types of assets, including GE Healthcare’s portable MRI machines, locomotives for GE Rail, tractor-trailers for Penske Truck Leasing, and portable electric generators for GE Energy.

GE Equipment Services is a strategic partner that develops applications that use our M2M data communications system. Our largest GE customer is the AI subsidiary of GE Equipment Services, which is dedicated to M2M data communications applications and which renewed its IVAR agreement with us through 2010. In March 2006, AI placed orders with our Stellar subsidiary for subscriber communicator units which was used to support deployments of 46,000 trailers for Wal-Mart Stores, Inc. On October 10, 2006, our Stellar subsidiary entered into an agreement (the “2006 Agreement”) with AI to supply up to 412,000 units of in-production and future models of Stellar’s subscriber communicators from August 1, 2006 through December 31, 2009 to support AI’s applications utilizing our M2M data communications system.

AI did not purchase its minimum committed volume for 2007 under the 2006 Agreement and, as a result, AI is in default under the terms of the 2006 Agreement. We are currently in discussions with AI to amend the 2006 Agreement to extend the time periods within which AI is required to purchase its minimum committed volumes. However, there can be no assurance as to whether or when a mutually satisfactory amendment will be agreed to by the parties. In the event that we and AI are unable to reach a mutually satisfactory resolution regarding the 2006 Agreement, we may pursue remedies available to us.

U.S. Coast Guard

In May 2004, we were awarded a contract by the U.S. Coast Guard to develop and demonstrate the ability to receive, collect and forward AIS data over our satellite system, or the Concept Validation Project. Our Coast Guard demonstration satellite is expected to be launched during 2008 and will carry an AIS receiver in addition to our standard communications payload. We have included the AIS capability in our quick-launch satellites and intend to outfit our subsequent satellites with the AIS capability. We may be able to leverage this work to resell, subject in certain circumstances to U.S. Coast Guard approval, AIS data collected by our network to other coast guard services and governmental agencies, as well as companies engaged in security or logistics businesses for tracking shipping activities or for other navigational purposes. AIS is a shipboard broadcast system that transmits a marine vessel’s identification and position to aid navigation and improve maritime safety. The International Maritime Organization has mandated the use of AIS on all Safety of Life at Sea (SOLAS) vessels, which are vessels over 300 tons. Current terrestrial-based AIS networks provide limited coverage and are not able to provide the expanded coverage capability desired by the U.S. Coast Guard. By using our satellite system, the U.S. Coast Guard is expected to be able to collect and process AIS data well beyond the coast of the United States in a cost effective and timely fashion. As of December 31, 2007, the U.S. Coast Guard has paid us the full contract price of $7.2 million, primarily for the construction and launch of an AIS-enabled demonstration satellite, excluding additional amounts which may become payable if the U.S. Coast Guard elects to receive additional maintenance and AIS data transmission services under the contract. Such payments are included in deferred revenue.

Due to the fact that the launch of our original shared vehicle did not take place principally as a result of the cancellation of the primary launch vehicle payload, our launch services provider, with our participation, has been seeking an alternative launch vehicle for the Coast Guard demonstration satellite. As a result of this delay, in February 2007, the U.S. Coast Guard issued a unilateral modification to our contract setting a definitive launch date of July 2, 2007 with respect to the Coast Guard demonstration satellite. On September 13, 2007, we and the U.S. Coast Guard entered into an Amendment of Solicitation/Modification of Contract amending the agreement to extend the definitive launch date to December 31, 2007. In consideration for agreeing to extend the launch date, we will provide up to 200 hours of additional technical support for up to 14 months after the launch date at no cost and reduce the U.S. Coast Guard’s cost for the post-launch maintenance option and for certain usage options.

The Coast Guard demonstration satellite was to be launched with our quick-launch satellites, however the launch did not occur by December 31, 2007. On January 14, 2008, we received a cure notice from the U.S. Coast Guard notifying us that unless the satellite is launched within 90 days after receipt of the cure notice, the U.S. Coast Guard may terminate the agreement for default. We believe that the launch of the Coast Guard demonstration satellite will likely extend beyond the 90 day cure period. On March 11, 2008, we received a proposed contract modification from the U.S. Coast Guard, providing for an April 30, 2008 launch date deadline and furnishing all AIS data transmitted by AIS over our complement of AIS-equipped satellites (Coast Guard demonstration satellite and quick-launch satellites) for a period of 60 continuous days at no cost. The satellites are fully constructed and are undergoing testing; however, certain issues have arisen in the electromagnetic compatibility testing of the quick launch satellites that need to be resolved before launch. We are currently in discussions with the U.S. Coast Guard to extend the deadline for the launch of the Coast Guard demonstration satellite to a mutually acceptable date. However, there can be no assurance as to whether or when a mutually satisfactory agreement for an extension of the launch deadline will be agreed to by the parties. In the event that we and the U.S. Coast Guard are unable to reach a mutually satisfactory resolution regarding the launch of the Coast Guard demonstration satellite, the U.S. Coast Guard may terminate the contract and pursue the remedies available to it. The Company has indemnification rights against the launch services provider for the Coast Guard demonstration satellite in the event the launch services contract is terminated for default from and against any and all claims, demands, assessments and all liabilities and costs related thereto for which the Company becomes liable, including but not limited to any assessment of damages and/or reprocurement costs by the United States Government.

Sales, Marketing and Distribution

We generally market our satellite and terrestrial communications services through VARs and internationally through IVARs, international licensees and country representatives. The following chart shows how our low cost, multi-channel distribution network is structured:

VARs and IVARs.  We are currently working with approximately 145 VARs and IVARs and seek to continue to increase the number of our VARs and IVARs as we expand our business. The role of the VAR or IVAR is to develop tailored applications that utilize our system and then market these applications, through non-exclusive licenses, to specific, targeted vertical markets. VARs and IVARs are responsible for establishing retail pricing, collecting airtime revenue from end-users and for providing customer service and support to end-users. Our relationship with a VAR or IVAR may be direct or indirect and may be governed by a reseller agreement between us, the international licensee or country representative, on the one hand, and the VAR or IVAR on the other hand, that establishes the VAR’s or IVAR’s responsibilities with respect to the business, as well as the cost of satellite service to the VAR or IVAR. VARs and IVARs are responsible for their own development and sales costs. VARs and IVARs typically have unique industry knowledge, which permits them to develop applications targeted for a particular industry or market. Our VARs and IVARs have made significant investments in developing ORBCOMM-based applications. These applications often require significant time and financial investment to develop for commercial use. By leveraging these investments, we are able to minimize our own research and development costs, increase the scale of our business without increasing overhead and diversify our business risk among many sales channels. VARs and IVARs pay fees for access to our system based on the number of subscriber communicators they have activated on the network and on the amount of data transmitted. VARs and IVARs are also generally required to pay a one-time fee for each subscriber communicator activated on our system and for other administrative charges. VARs and IVARs then typically bill end-users based upon the full value of the application and are responsible for customer care to the end-user.

We are currently working with approximately 75 IVARs. Generally, subject to certain regulatory restrictions, the IVAR arrangement allows us to enter into a single agreement with any given IVAR and allows the IVARs to pay directly to us a single price on a single monthly invoice in a single currency for worldwide service, regardless of the territories they are selling into, thereby avoiding the need to negotiate prices with individual international licensees and country representatives. We pay our international licensees and country representatives a commission on revenues received from IVARs from each subscriber communicator activated in a specific territory. The terms of our reseller agreements with IVARs typically provide for a three-year initial term that is renewable for additional three year terms. Under these agreements, the IVAR is responsible for promoting their applications in their respective territory, providing sales forecasts and provisioning information to us, collecting airtime revenue from end-users and paying invoices rendered by us. In addition, IVARs are responsible for providing customer support and maintaining sufficient inventory of subscriber communicators in their respective territories.

International licensees and country representatives.  We generally market and distribute our services outside the United States and Canada primarily through international licensees and country representatives, including through our subsidiary, Satcom International Group plc., which has entered into country representative agreements with our affiliated international licensee, ORBCOMM Europe LLC, covering the United Kingdom, Ireland and Switzerland and a service license agreement covering substantially all of the countries of the Middle East and a significant number of countries of Central Asia. In addition, ORBCOMM Europe and Satcom have entered into an agreement obligating ORBCOMM Europe to enter into a country representative agreement for Turkey with Satcom, if the current country representative agreement for Turkey expires or is terminated for any reason. We rely on these third parties to establish business in their respective territories, including obtaining and maintaining necessary regulatory and other approvals, as well as managing local VARs. In addition, we believe that our international licensees and country representatives, through their local expertise, are able to operate in these territories in a more efficient and cost-effective manner. We currently have agreements covering over 150 countries and territories through our seven international licensees and 12 country representatives. As we seek to expand internationally, we expect to continue to enter into agreements with additional international licensees and country representatives, particularly in Asia and Africa. International licensees and country representatives are generally required to make the system available in their designated regions to VARs and IVARs.

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

We have entered into or are negotiating new service license or country representative agreements with several international licensees and country representatives, respectively, including former licensees of the Predecessor

Company and new groups consisting of affiliates of former licensees of the Predecessor Company L.P. Until new service license agreements are in place, we will operate in those regions where a licensee has not been contracted either pursuant to letters of intent entered into with such licensee or pursuant to the terms of the original agreements with the Predecessor Company, as is currently the case in Japan, South Korea and Morocco. There can be no assurance we will be successful in negotiating new service license or country representative agreements.

Subscriber communicators

Our subsidiary, Stellar, markets and sells subscriber communicators manufactured by Delphi directly to customers. We also earn a one-time royalty fee from third parties for the use of our proprietary communications protocol, which enables subscriber communicators to connect to our M2M data communications system. We believe that declining prices for our subscriber communicators have opened further the market for ORBCOMM-based applications. We will seek to increase the functionality, variety and reliability of our subscriber communicators, while at the same time providing cost savings to end-users.

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

Terrestrial tower-based networks

While terrestrial tower-based networks are capable of providing services at costs comparable to ours, they lack seamless global coverage. Terrestrial coverage is dependent on the location of tower transmitters, which are generally located in densely populated areas or heavily traveled routes. Several data and messaging markets, such as long-haul trucking, railroads, oil and gas, agriculture, utility distribution and heavy construction, have significant activity in sparsely populated areas with limited or no terrestrial coverage. In addition, there are many different terrestrial systems and protocols, so service providers must coordinate with multiple carriers to enable service in different coverage areas. In some geographic areas, terrestrial tower-based networks have gaps in their coverage and may require a back-up system to fill in such coverage gaps. In 2007, we have entered into re-seller agreements with two major cellular wireless providers to provide terrestrial communications services to our customers using the wireless communications networks of these cellular wireless providers.

Low-Earth orbit mobile satellite service providers

Low-Earth orbit mobile satellite service providers operating above the 1 GHz band, or big LEO systems, can provide data connectivity with global coverage that can compete with our communications services. To date, the focus of big LEO satellite service providers has been primarily on circuit-switched communications tailored for voice traffic, which, by its nature, is less efficient for the transfer of short data messages because they require a dedicated circuit that is time and bandwidth intensive when compared to the amount of information transmitted. However, big LEO satellite service providers are expected to focus more on M2M data communications. These systems entail significantly higher costs for the satellite fleet operator and the end-users. Our principal big LEO mobile satellite service competitors are Globalstar, Inc. and Iridium Holdings LLC.

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

Research and Development

VARs incur the majority of research and development costs associated with developing applications for end-users. Although we provide assistance and development expertise to our VARs. We do not engage in significant research and development activities of our own. With respect to development of our next-generation satellites, we do not incur direct research and development costs; however, we contract with third parties who undertake research and development activities in connection with supplying us with satellite payloads, buses and launch vehicles.

We have invested and continue to invest in development of advanced features for our subscriber communicator hardware. For instance, Stellar paid approximately $0.2 million and $0.5 million to Delphi in 2007 and 2006, respectively, in connection with the development of next-generation subscriber communicators that should provide increased functionality at a lower cost.

Backlog

The backlog of subscriber communicators at our Stellar subsidiary as of December 31, 2007 was 211,463 units, or approximately $29.4 million, which includes 203,750 units under the 2006 Agreement (see Key Strategic Relationships — General Electric Company). The backlog as of December 31, 2006 was 413,652 units, or approximately $58.5 million which included 142,000 units of additional cancelable volume under the 2006 Agreement. We believe that approximately $6.0 million of the backlog as of December 31, 2007 will be filled during fiscal 2008.

In addition, our “pre-bill backlog”, which represents subscriber communicators activated at the customer’s request for testing prior to putting the units into actual service, was 39,181 units as of December 31, 2007, as compared with a pre-bill backlog of 23,986 units as of December 31, 2006. We believe that the majority of units that comprise our pre-bill backlog will be billable within a one-year period. We are not able to determine pre-bill backlog in dollars because the service costs for each subscriber communicator varies by customer.

Orbcomm Communications System

Overview

Our data communications services are provided by our proprietary two-way satellite system, which is designed to provide “near-real-time” and “store-and-forward” communication to and from both fixed and mobile assets around the world. During the third quarter of 2007, we began providing terrestrial cellular wireless data communications services through a reseller agreement with a cellular wireless provider.

Our system has three operational segments:

•	The space segment, which consists of a constellation of 29 operational satellites in multiple orbital planes between 435 and 550 miles above the Earth (four primary planes of six to eight satellites each and one polar plane satellite) operating in the VHF band;

•	The ground and control segment, which consists of fifteen operational gateway earth stations that send signals to and receive signals from the satellites, four gateway control centers that process message traffic and forward it through the gateway earth stations to the satellites or to appropriate terrestrial communications networks for transmission to the back-office application or end-user and the network control center (including two of the four gateway control centers) located in Dulles, Virginia, which monitors and manages the flow of information through the system and provides the command, control and telemetry functions to optimize satellite availability; and

•	The subscriber segment, which consists of the subscriber communicators and terrestrial communications devices used by end-users to transmit and receive messages to and from their assets and our system.

For most applications using our system, data is generated by end-user developed software and currently transferred to either a subscriber communicator, or a GPRS-based wireless device using a SIM on the cellular provider’s wireless network. In the case of the satellite subscriber communicator selection, data is encapsulated and transmitted to the next satellite that comes into view. The data is then routed by the satellite to the next gateway earth station it successfully connects to, which in turn forwards it to the associated gateway control center. Within the gateway control center, the data is processed and forwarded to its ultimate destination after acknowledgement to the satellite subscriber communicator that the entire data message content has been received. In the case of the wireless device , a message is routed through the cellular provider’s wireless network “Gateway GPRS Support Node”, or GGSN, to the associated ORBCOMM “Access Point Name”, or APN, (located within the gateway control center) and forwarded to its ultimate destination in real time. The destination may be another subscriber communicator, a corporate resource management system, any personal or business Internet e-mail address, a pager or a cellular phone. In addition, data can be sent in the reverse direction (a feature which is utilized by many applications to remotely control assets).

When a satellite is in view of and connected to a gateway earth station at the time it receives data from a subscriber communicator, a transmission is initiated to transfer the data in what we refer to as “near-real-time” mode. In this “near-real-time” mode, the data is passed immediately from a subscriber communicator to a satellite and onto the gateway earth station to the appropriate control center for routing to its final destination. When a satellite is not immediately in view of a gateway earth station, the satellite switches to a store-and-forward mode to accept data in “GlobalGram” format. These GlobalGrams are short messages (consisting of data of up to approximately 200 bytes) and are stored in a satellite until it can connect through a gateway earth station to the appropriate control center. The automatic mode-switching capability between near-real-time service and GlobalGram service allows the satellite network to be available to the satellite subscriber communicators worldwide regardless of their location.

End-user data can be delivered by the gateway control center in a variety of formats. Communications options include private and public communications links to the control center, such as standard Internet, dedicated telephone company and VPN-based transports. Data can also be received via standard e-mail protocols with full delivery acknowledgement as requested, or via our Internet protocol gateway interface in HTML and XML formats. Wherever possible, our system makes use of existing, mature technologies and conforms to internationally accepted standards for electronic mail and web technologies. For wireless-based applications, the ORBCOMM APN provides the flexibility for developers to control the end-to-end connectivity as needed for the application, using customizable TCP, UDP, and SMS services. This allows existing legacy applications to be retrofit and completely new system designs to be implemented to integrate existing as well as new end user business applications.

System Status

Satellite Replenishment

In 2008 we intend to conduct a satellite launch which includes the Coast Guard demonstration satellite and five of our six quick-launch satellites in a single mission to replenish existing satellites and to augment the existing constellation in order to expand the messaging capacity of our network and improve the service level of our network. Due to delays associated with the construction of the final quick-launch satellite, we intend to retain it for future deployment.

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

Satellite Health

The majority of our current satellite fleet was put into service in the late 1990s and has an estimated operating life of approximately nine to twelve years after giving effect to certain operational changes and software updates. We believe that our satellite performance remains stable and sufficient for the use of our customers. Our satellite availability, or the percentage of time that a satellite is available to pass commercial traffic, was 97.1% in 2007. Twenty-three of the twenty-nine operational satellites have aggregate average availability over 99.5%. With the high probability of several satellites in view at any one time, especially in the primary coverage area, and the constant motion of the satellites, the time a satellite is unavailable is relatively insignificant.

Due to our satellite constellation architecture, which consists of numerous independent satellites, our space segment is inherently redundant and service quality is not significantly affected by individual satellite failures. Our system has experienced minor degradation over time, equal to less than 0.5% over the past five years (excluding four satellites that have slightly lower commercial service capability). Our Plane F polar satellite, one of the original prototype first generation satellites launched in 1995, was retired in April 2007, due to intermittent service, without any material impact on our service. Prior to such retirement, a failure occurred in October 2000, prior to our acquisition of the satellite constellation in 2001, when a satellite experienced a processor malfunction. These failures are less than anticipated failure rates and demonstrate the benefits of a distributed satellite system architecture like ours.

Gateway Health

We believe that the functionality of the ground segment of our system remains stable and sufficient for the use of our customers. The gateway earth stations in the United States are performing well. Several infrastructure upgrades have been completed over the past few years including software upgrades which improved power conditioning and remote monitoring.

In general, our international gateway control centers are stable. Our gateway control centers located in Korea and Japan have all regularly exceeded 98% availability on a month-to-month basis. In addition, our international gateway earth stations are performing reasonably well. We intend to continue to proactively provide preventative maintenance and training to the international operators of gateway earth station and gateway control center segments, we believe that our international ground segment components remain sufficient to provide a consistent level of availability and quality for the use of our customers.

Network Capacity

Over the last two years, we have conducted analyses to investigate the utilization of our communication channels. Various metrics were used in evaluating the different elements of the communication protocol. The efficiency of the satellites’ random access subscriber receivers is measured as the ratio of successfully received inbound communication packets to the number of assignments made to subscriber communicators. In the beginning of 2006, the average value of this ratio was approximately 30%, which is lower than the expected ratio of between 60% and 80%. Throughout 2006 and 2007, a number of improvements were made to raise this performance ratio to over 60%. Several modifications also were made in 2007 that impacted satellite capacity directly, resulting in a substantial increase in throughput capability. Further analysis and code optimizations are now in progress, and preliminary indications are that these will also contribute tangible increases in overall satellite throughput. It should be noted that failed messaging transactions do not result in lost messages, but do require subscriber communicators to re-initiate message transmissions. For the user, such instances could translate into message delays.

Regulation of Our System in the United States

FCC authorization

Any entity seeking to construct, launch, or operate a commercial satellite system in the United States must first be licensed by the FCC. ORBCOMM License Corp., a wholly owned subsidiary of ours, holds the satellite constellation license originally issued to ORBCOMM Global L.P. in 1994 (which we refer to as the Space Segment License). The Space Segment License currently authorizes construction, launch and operation of a constellation of

36 initial and twelve additional little LEO satellites, and we have additional licenses to: (1) operate four United States gateway earth stations; and (2) deploy and operate up to 1,000,000 subscriber communicators in the United States.

We believe that our system is currently in full compliance with all applicable FCC rules, policies, and license conditions. Although we did not construct and launch the additional twelve satellites authorized in the second processing round by the FCC-imposed March 2004 deadline, we timely filed for a three-year extension of the deadline. The FCC has not yet acted on that extension request, and there can be no assurance the FCC will grant the extension, in which case we would need to re-apply for authority to expand our satellite constellation above the originally-authorized 36 satellites. Alternatively, the FCC could establish new construction and launch milestones as part of the modification for the quick-launch and next generation satellites. We believe that we will continue to be able to comply with all applicable FCC requirements, although we cannot assure you that it will be the case. Our next-generation satellites will have additional capabilities, and the transmission characteristics will differ from our current satellites. These new satellites may also operate on additional frequency ranges beyond those authorized in our current license. The use of additional frequencies and/or transmission differences of the new satellites would likely render them not “technically identical” to our current satellites under the applicable Rules and policies of the FCC. As a result, on May 31, 2007, we filed an application at the FCC requesting modification of our satellite constellation license to permit launch and operation of our quick-launch satellites, the Coast Guard demonstration satellite, and our next-generation satellites. On September 19, 2007, we filed an application for special temporary authority, or STA, to launch and operate the Coast Guard demonstration satellite and the quick-launch satellites in the event that the FCC does not act on the modification application in sufficient time prior to the launch of these satellites. On November 16, 2007, we filed a supplemental amendment to our modification application to address issues raised by the FCC following the filing of the STA application relating to the choice of satellite telecommand frequencies for the quick-launch satellites. Both the modification application, and the supplemental amendment to the modification application, have been placed on Public Notice by the FCC, and have completed the statutory period for submission of petitions to deny with no oppositions filed. In the past, we have applied for, and have been granted, several license modifications and do not have any reason to believe that the FCC will deny our pending modification application, or any other such modification application we may file in the future. There is no assurance, however, that the FCC will grant our pending modification application, our pending STA, or any future modification applications on a timely basis or at all.

License renewal

The initial term of the Space Segment License ends on April 10, 2010. We timely filed the renewal application for the Space Segment License on March 2, 2007, in accordance with the FCC’s little LEO space segment license renewal rules, and the renewal application appeared on public notice as accepted for filing on March 16, 2007. No oppositions to the renewal application were filed during the statutory period for such submissions following the issuance of that public notice. The current FCC licenses for the United States gateway earth stations and subscriber communicators expire on May 17, 2020 and June 12, 2020, respectively, and the renewal applications must be filed between 30 and 90 days prior to expiration. Although the FCC has indicated that it is positively disposed towards granting license renewals to a little LEO licensee that complies with little LEO licensing policies, there can be no assurance that our Space Segment License renewal will be granted.

FCC license conditions

We believe that our system is currently in full compliance with all applicable FCC rules, policies, and license conditions. Although we did not construct and launch the additional twelve satellites authorized in the second processing round by the FCC-imposed March 2004 deadline, we timely filed for a three-year extension of the deadline. The FCC has not yet acted on that extension request, and there can be no assurance the FCC will grant the extension, in which case we would need to re-apply for authority to expand our satellite constellation above the originally-authorized 36 satellites. Alternatively, the FCC could establish new construction and launch milestones as part of the modification for the quick-launch and next generation satellites. We believe that we will continue to be able to comply with all applicable FCC requirements, although we cannot assure you that it will be the case. Our next-generation satellites will have additional capabilities, and the transmission characteristics will differ from our current satellites. These new satellites may also operate on additional frequency ranges beyond those authorized in our current license. The use of additional frequencies and/or transmission differences of the new satellites would likely render them not “technically identical” to our current satellites under the applicable Rules and policies of the FCC. As a result, on May 31, 2007, we filed an application at the FCC requesting modification of our satellite constellation license to permit launch and operation of our quick-launch satellites, the Coast Guard demonstration satellite, and our next-generation satellites. On September 19, 2007, we filed an application for special temporary authority, or STA, to launch and operate the Coast Guard demonstration satellite and the quick-launch satellites in the event that the FCC does not act on the modification application in sufficient time prior to the launch of these satellites. On November 16, 2007, we filed a supplemental amendment to our modification application to address issues raised by the FCC following the filing of the STA application relating to the choice of satellite telecommand frequencies for the quick-launch satellites. Both the modification application, and the supplemental amendment to the modification application, have been placed on Public Notice by the FCC, and have completed the statutory period for submission of petitions to deny with no oppositions filed. In the past, we have applied for, and have been granted, several license modifications and do not have any reason to believe that the FCC will deny our pending modification application, or any other such modification application we may file in the future. There is no assurance, however, that the FCC will grant our pending modification application, our pending STA, or any future modification applications on a timely basis or at all.

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

United States import and export control regulations

We are subject to U.S. import and export control laws and regulations, specifically the Arms Export Control Act, the International Traffic in Arms Regulations, the Export Administration Regulations and the trade sanctions laws and regulations administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control, and we believe we are in full compliance with all such laws and regulations. We also believe that we have obtained all the specific authorizations currently needed to operate our business and believe that the terms of the relevant licenses are sufficient given the scope and duration of the activities to which they pertain.

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

To date the provision of services has been authorized by regulators in jurisdictions where regulatory authority is required in over 80 countries and territories in North America, Europe, South America, Asia, Africa, Mexico and Australia. As part of our international initiative, we are in the process of seeking or assessing the prospect of obtaining regulatory authority in other countries and territories, including China, India and Russia. Because our satellites are licensed by the FCC, the scope of the local regulatory authority in any given country or territory outside of the United States (with the exception of countries where gateway earth stations are located) is generally limited to the operation of subscriber communicator equipment, but may also involve additional restrictions or conditions. Based on available information, we believe that the regulatory authorizations obtained by us, our international licensees and/or their country representatives are sufficient for the provision of commercial services in the subject countries and territories, subject to continuing regulatory compliance. We also believe that additional local service provision authorizations may be obtained in other countries and territories in the near future.

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

The FCC has notified the ITU that our system was initially placed in service in April 1995 and that it has operated without any substantiated complaints of interference since that time. The FCC has also informed the ITU that our system has successfully completed its coordination with all countries other than Russia. We expect that we will successfully complete the ITU coordination process with Russia in the near future, at which time the complete system will be formally registered in the MIFR. On September 27, 2007, the FCC transmitted an Advance Publication submission to the ITU relating to the Coast Guard demonstration satellite, the quick-launch satellites and the next-generation satellites; the first step in the international coordination process for our new satellites. If design modifications to future system satellites entail substantial changes to the frequency utilization by the subject system component(s), additional international coordination may be required or reasonably deemed advisable. However, we believe that ITU coordination can be successfully completed in all circumstances where such coordination is required, although we cannot assure you that we will successfully complete such ITU coordination. Failure to complete requisite ITU coordination could have a material adverse effect on our business. Regardless, to date, and to our best knowledge, the system has not caused harmful interference to any other radio system, or suffered harmful interference from any other radio system.

Intellectual Property

We use and hold intellectual property rights for a number of trademarks, service marks and logos for our system. We have one main mark — “ORBCOMM” — which is registered or is pending registration in approximately 125 countries. In addition, we currently have three issued patents and one patent application relating to various aspects of our system, and at any time we may file additional patent applications in the appropriate countries for various aspects of our system.

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

Employees

As of December 31, 2007, we had 96 full-time employees, 27 of whom are at our Fort Lee, New Jersey headquarters and 69 of whom are at our Dulles, Virginia network control center and offices. Our employees are not covered by any collective bargaining agreements and we have not experienced a work stoppage since our inception. We believe that our relationship with our employees is good.

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

Executive Officers of the Registrant

Certain information regarding our executive officers is provided below:

Name	Age	Position(s)

Jerome B. Eisenberg	68	Chairman of the Board, Chief Executive Officer and President
Robert G. Costantini	48	Executive Vice President and Chief Financial Officer
Marc Eisenberg	41	Chief Operating Officer
John J. Stolte, Jr.	48	Executive Vice President — Technology and Operations

Jerome B. Eisenberg has been our Chairman of the Board since January 2006, and our Chief Executive Officer and President since December 2004. Effective March 31, 2008, he will retire as Chief Executive Officer and President and will continue as non-executive chairman of the Board. Mr. Eisenberg has been a member of our board of directors since February 2004 and the board of directors of ORBCOMM LLC and ORBCOMM Holdings LLC since 2001. Between 2001 and December 2004, Mr. Eisenberg held a number of positions with ORBCOMM Inc. and with ORBCOMM LLC, including, most recently, Co-Chief Executive Officer of ORBCOMM Inc. Mr. Eisenberg has worked in the satellite industry since 1993 when he helped found Satcom. From 1987 to 1992, he was President and CEO of British American Properties, an investment company funded by European and American investors that acquired and managed various real estate and industrial facilities in various parts of the U.S. Prior thereto, Mr. Eisenberg was a partner in the law firm of Eisenberg, Honig & Folger; CEO and President of Helenwood Manufacturing Corporation (presently known as Tennier Industries), a manufacturer of equipment for the U.S. Department of Defense with 500 employees; and Assistant Corporate Counsel for the City of New York. Mr. Eisenberg is the father of Marc Eisenberg.

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

Marc Eisenberg is our Chief Operating Officer, a position he has held since February 27, 2007 and a member of our board of directors since March 7, 2008. Effective March 31, 2008, he will become Chief Executive Officer and President upon Jerome Eisenberg’s retirement. From June 2006 to February 2007, he was our Chief Marketing Officer. From March 2002 to June 2006, he was our Executive Vice President, Sales and Marketing. He was a member of the board of directors of ORBCOMM Holdings LLC from May 2002 until February 2004. Prior to joining ORBCOMM, from 1999 to 2001, Mr. Eisenberg was a Senior Vice President of Cablevision Electronics Investments, where among his duties he was responsible for selling Cablevision services such as video and internet subscriptions through its retail channel. From 1984 to 1999, he held various positions, most recently as the Senior Vice President of Sales and Operations with the consumer electronics company The Wiz, where he oversaw sales and operations and was responsible for over 2,000 employees and $1 billion a year in sales. Mr. Eisenberg is the son of Jerome B. Eisenberg.

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

We have had annual net losses since our inception, including a net loss of $3.6 million for fiscal year 2007 and at December 31, 2007, we had an accumulated deficit of $63.4 million. Our future results will continue to reflect significant operating expenses, including expenses associated with expanding our sales and marketing efforts, maintaining the infrastructure to operate as a public company and product development for our subscriber communicator products for use with our system. As a result, we anticipate additional operating losses and net losses in the future. The continued development of our business also will require additional capital expenditures for, among other things, the development, construction and launch of additional satellites, including more capable next-generation satellites, the development of more advanced subscriber communicators for use with our system and the installation of additional gateway earth stations and gateway control centers around the world. Accordingly, as we make these capital investments, our future results will include greater depreciation and amortization expense which reflect the full cost of acquiring these new assets.

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

If our future cash flows from operations are less than expected or if our capital expenditures exceed our spending plans, our existing sources of liquidity, including cash and cash equivalents on hand and cash generated from sales of our products and services may not be sufficient to fund our anticipated operations, capital expenditures (including the deployment of additional satellites), working capital and other financing requirements. If we continue to incur operating losses in the future, we may need to reduce further our operating costs or obtain alternate sources of financing, or both, to remain viable and, in particular, to fund the design, production and launch of additional satellites, including the next-generation satellites. We cannot assure you that we will have access to additional sources of capital on favorable terms or at all.

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

Our business plan assumes that potential customers and end-users will accept certain limitations inherent in our system. For example, our system is optimized for small packet, or narrowband, data transmissions, is subject to certain delays in the relay of messages, referred to as latencies, and may be subject to certain line-of-sight limitations between our satellites and the end-user’s subscriber communicator. In addition, our satellite system is not capable of handling voice traffic. Certain potential end-users, particularly those requiring full time, real-time communications and those requiring the transmission of large amounts of data (greater than eight kilobytes per message) or voice traffic, may find such limitations unacceptable.

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

•	successfully construct, launch, place in commercial service, operate and maintain our U.S Coast Guard demonstration and our quick-launch and next-generation satellites in a timely and cost-effective manner;

•	develop licensing and distribution arrangements in key markets within and outside the United States sufficient to capture and retain an adequate customer base;

•	install the necessary ground infrastructure and obtain and maintain the necessary regulatory and other approvals in key markets outside the United States through our existing or future international licensees to expand our business internationally; and

•	provide for the timely design, manufacture and distribution of subscriber communicators in sufficient quantities, with appropriate functional characteristics and at competitive prices, for various applications.

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

Because we depend on a significant customer for a substantial portion of our revenues, the loss or decline or slowdown in growth in business of this customer could seriously harm our business.

GE, a significant customer, represented 40.3% and 49.5% of our revenues in 2007 and 2006, respectively, primarily from sales to GE Asset Intelligence LLC, or AI, a subsidiary of GE Equipment Services, of subscriber communicators by our Stellar subsidiary and service revenues from our ORBCOMM LLC subsidiary. We expect

GE Equipment Services to continue to represent a substantial part of our revenues in the near future. AI did not purchase its minimum committed volume for 2007 under the 2006 Agreement and, as a result, AI is in default under the terms of the 2006 Agreement. We are currently in discussions with AI to amend the 2006 Agreement to extend the time periods within which AI is required to purchase its minimum committed volumes. However, there can be no assurance as to whether or when a mutually satisfactory amendment will be agreed to by the parties. In the event that we and AI are unable to reach a mutually satisfactory resolution regarding the 2006 Agreement, we may pursue remedies available to us. As a result, the loss of this customer, including the termination of the 2006 Agreement or decline or slowdown in the growth in business of this customer, which could occur at any time, could have a material adverse effect on our business, financial condition and results of operations.

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

Delphi Corporation filed for bankruptcy protection in October 2005. Our business may be materially and adversely affected if Stellar’s agreement with Delphi Corporation is terminated or modified as part of Delphi Corporation’s reorganization in bankruptcy or otherwise. If our agreements with third party manufacturers are, or Stellar’s agreement with Delphi Corporation is, terminated or expire, our search for additional or alternate manufacturers could result in significant delays, added expense and an inability to maintain or expand our customer base. Any of these events could require us to take unforeseen actions or devote additional resources to provide our services and could harm our ability to compete effectively. We are currently in discussions with Delphi to extend our agreement which expired on December 31, 2007.

There are currently three manufacturers of subscriber communicators, including Quake Global, Inc., or Quake, Mobile Applitech, Inc. and our Stellar subsidiary. If our agreements with third party manufacturers, including our subscriber communicator manufacturing agreement with Quake, are terminated or expire, our search for additional or alternate manufacturers could result in significant delays in customers activating subscriber communicators on our communications system, added expense for our customers and our inability to maintain or expand our customer base.

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

We may be subject to legal claims or regulatory matters involving stockholder, consumer, antitrust and other issues. We and certain of our officers have been named as defendants in a class action lawsuit claiming, among other things, material misstatements or omissions in our registration statement related to our initial public offering in November 2006. Litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include money damages. If an unfavorable ruling were to occur, it could have a material adverse effect on our business and results of operations for the period in which the ruling occurred or future periods.

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

Our FCC licenses — a license for the satellite constellation, separate licenses for the four U.S. gateway earth stations and a blanket license for the subscriber communicators — are subject to revocation if we fail to satisfy certain conditions or to meet certain prescribed milestones. While the FCC satellite constellation license is valid until April 10, 2010, we were required, slightly more than three years prior to the expiration of the FCC satellite constellation license, to apply for a license renewal with the FCC. The renewal application was timely filed with the FCC on March 2, 2007, and appeared on public notice on March 16, 2007. The U.S. gateway earth station and subscriber communicator licenses will expire in 2020. Renewal applications for the gateway earth station and subscriber communicator licenses must be filed between 30 and 90 days prior to expiration. Although the FCC has indicated that it is positively disposed towards granting license renewals to a below 1 GHz band, or little LEO, licensee that complies with the applicable FCC licensing policies, there can be no assurance that the FCC will in fact renew our FCC licenses. If the FCC revokes or fails to renew our FCC licenses, or if we fail to satisfy any of the conditions of our FCC licenses, such action could have a material adverse impact on our business. In addition, because our new satellites are not likely to be considered “technically identical” replacement satellites, we have applied to the FCC for a modification of our satellite constellation license for the Coast Guard demonstration satellite, the quick-launch satellites and the next-generation satellites. Because the FCC may not act on our pending modification application prior to the launch of the Coast Guard demonstration satellite or the quick-launch satellites, we have also filed an application for special temporary authority, or STA, to launch and operate these satellites until the FCC acts on the underlying modification application. There can be no assurance that these pending FCC applications, or any such FCC application(s), will be granted on a timely basis, or at all. Finally, our business could be adversely affected by the adoption of new laws, policies or regulations, or changes in the interpretation or application of existing laws, policies and regulations that modify the present regulatory environment.

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

We do not currently maintain in-orbit insurance coverage for our satellites to address the risk of potential systemic anomalies, failures or catastrophic events affecting the existing satellite constellation. We may obtain launch insurance for the launch of our U.S. Coast Guard demonstration and five quick-launch satellites combined in a single mission and our next-generation satellites. However, any determination as to whether we procure insurance, including in-orbit and launch insurance, will depend on a number of factors, including the availability of insurance in the market and the cost of available insurance. We may not be able to obtain insurance at reasonable costs. Even if we obtain insurance, it may not be sufficient to compensate us for the losses we may suffer due to applicable deductions and exclusions. If we experience significant uninsured losses, such events could have a material adverse impact on our business, financial condition and results of operations.

Risks Related to our Technology

We do not currently have back-up facilities for our network control center. In the event of a general failure at our network control center, our system will be disrupted and our operations will be harmed.

The core control segment of our system is housed at our network control center in Dulles, Virginia. We currently do not have back-up facilities for certain essential command and control functions that are performed by our network control center, and as a result, our system and business operations remain vulnerable to the possibility of a failure at our network control center. There would be a severe disruption to the functionality of our system in the event of a failure at our network control center. Although we plan to install a back-up network control center in 2008, there can be no assurance that we will be able to complete the installation on a timely basis or that such a back-up network would eliminate disruption to our system in the event of a failure.

New satellites are subject to launch failures, delays and cost overruns, the occurrence of which can materially and adversely affect our operations.

Satellites are subject to certain risks related to failed or delayed launches. Launch failures result in significant delays in the deployment of satellites because of the need both to construct replacement satellites, and to obtain other launch opportunities. Launch delays can be caused by a number of factors, including delays in manufacturing satellites, preparing satellites for launch, securing appropriate launch vehicles or obtaining regulatory approvals. We intend to conduct a satellite launch in 2008 both to replace existing satellites and to augment the existing constellation in order to expand the messaging capacity of our network and improve the service level of our network. Our intended launch which includes the Coast Guard demonstration satellite and five of the six quick-launch satellites in a single mission is important to us to test and ultimately to leverage our work with AIS to resell, subject in certain circumstances to U.S. Coast Guard approval, AIS data collected by our satellites as well as to augment our satellite constellation. In addition, this launch which will supplement and ultimately replace our existing Plane A satellites is important to maintain adequate service levels and to provide additional capacity for future subscriber growth. A failure or delay or cost overrun of either our Coast Guard demonstration satellite or our quick-launch satellites could materially adversely affect our business, financial condition and results of operations, including our obligations under our contract with the U.S. Coast Guard. See “We may be in default under our contract with the U.S. Coast Guard with respect to the Coast Guard demonstration satellite if we do not launch the satellite within the cure period or any extension thereof, which could have a material adverse effect on our business, financial condition and results of operations.” Any launch failures of our additional satellites could result in delays of at least six to nine months from the date of the launch failure until additional satellites under construction are completed and their launches are achieved. Such delays would have a negative impact on our future growth and would materially and adversely affect our business, financial condition and results of operations.

We may be in default under our contract with the U.S. Coast Guard with respect to the Coast Guard demonstration satellite if we do not launch the satellite within the cure period or any extension thereof, which could have a material adverse effect on our business, financial condition and results of operations.

The Coast Guard demonstration satellite is to be launched with our quick-launch satellites; however, due to delays with the quick-launch satellites, the launch did not occur by the December 31, 2007 deadline specified in our contract with the U.S. Coast Guard. On January 14, 2008, we received a cure notice from the U.S. Coast Guard notifying us that unless the Coast Guard demonstration satellite is launched within 90 days after receipt of the cure notice, the U.S. Coast Guard may terminate the contract for default. We believe that the launch of the Coast Guard demonstration satellite will likely extend beyond the 90 day cure period. On March 11, 2008, we received a proposed contract modification from the U.S. Coast Guard, providing for an April 30, 2008 launch date deadline and furnishing all AIS data transmitted by AIS over our complement of AIS-equipped satellites (Coast Guard demonstration satellite and quick-launch satellites) for a period of 60 continuous days at no additional cost. The satellites are fully constructed and are undergoing testing; however, certain issues have arisen in the electromagnetic compatibility testing of the quick launch satellites that need to be resolved before launch. We are currently in discussions with the U.S. Coast Guard to extend the deadline for the launch of the Coast Guard demonstration satellite to a mutually acceptable date. However, there can be no assurance as to whether or when a mutually satisfactory agreement for an extension of the launch deadline will be agreed to by the parties. In the event that we and the U.S. Coast Guard are unable to reach a mutually satisfactory resolution regarding the launch of the Coast Guard demonstration satellite, the U.S. Coast Guard may terminate the contract for default and pursue the remedies available to it. The termination of the U.S. Coast Guard contract and the resulting liability could have a material adverse effect our business, financial condition and results of operations.

Our satellites have a limited operating life. If we are unable to deploy replacement satellites, our services will be harmed.

The majority of our first-generation satellites was placed into orbit beginning in 1997. The last of our first-generation satellites was launched in late 1999. Our first-generation satellites have an average operating life of approximately nine to twelve years after giving effect to certain operational changes and software updates. In 2008, we plan to launch five of the six quick-launch satellites together with our Coast Guard demonstration satellite in a single mission to supplement and ultimately replace our existing Plane A satellites and we plan to finance further development our next-generation satellites. In addition to supplementing and replacing our first-generation satellites, these next-generation satellites would also expand the capacity of our communications system to meet forecasted demand as we grow our business. We anticipate using cash and cash equivalents on hand and funds generated from operations to pay for costs relating to future satellites.

We are dependent on a limited number of suppliers to provide the payload, bus and launch vehicle for our quick-launch and next-generation satellites and any delay or disruption in the supply of these components and related services will adversely affect our ability to replenish our satellite constellation and adversely impact our business, financial condition and results of operations.

In 2006, we entered into agreements with Orbital Sciences Corporation to supply us with the payloads of our six quick-launch satellites, and with OHB-System AG to supply the buses and related integration and launch services for these quick-launch satellites with options for two additional buses and related integration services. In addition, we will need to enter into arrangements with outside suppliers to provide us with the three different components for our next-generation satellites: the payload, bus and launch vehicle. Our reliance on these suppliers for their services involves significant risks and uncertainties, including whether our suppliers will provide an adequate supply of required components of sufficient quality, will charge the agreed upon prices for the components or will perform their obligations on a timely basis. If any of our suppliers becomes financially unstable, we may have to find a new supplier. There are a limited number of suppliers for communication satellite components and related services and the lead-time required to qualify a new supplier may take several months. There is no assurance that a new supplier will be found on a timely basis, or at all, if any one of our suppliers ceases to supply their services for our satellites.

If we do not find a replacement supplier on a timely basis, we may experience significant delays in the launch schedule of our Coast Guard demonstration and five quick-launch satellites which are to be launched in a single mission in 2008 and additional satellites and incur additional costs to establish an alternative supplier. Any delay in our launch schedule could adversely affect our ability to provide communications services, particularly as the health of our current satellite constellation declines and we could lose current or prospective customers as a result of service interruptions. The loss of any of our satellite suppliers or delay in our launch schedule could have a material adverse effect on our business, financial condition and results of operations including putting us in default under our contract with the U.S. Coast Guard. See “We may be in default under our contract with the U.S. Coast Guard with respect to the Coast Guard demonstration satellite if we do not launch the satellite within the cure period or any extension thereof, which could have a material adverse effect on our business, financial condition and results of operations.”

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

We have experienced, and may in the future experience, anomalies in some of the categories described above. The effects of these anomalies include, but are not limited to, degraded communications performance, reduced power available to the satellite in sunlight and/or eclipse, battery overcharging or undercharging and limitations on satellite communications capacity. Some of these effects may be increased during periods of greater message traffic and could result in our system requiring more than one attempt to send messages before they get through to our satellites. Although these effects do not result in lost messages, they could lead to increased messaging latencies for the end-user and reduced throughput for our system. See “The ORBCOMM communications system — System Status — Network capacity”. While we have already implemented a number of system adjustments and have. We cannot assure you that these actions will succeed or adequately address the effects of any anomalies in a timely manner or at all.

A total of 35 satellites were launched by ORBCOMM Global L.P. and of these, a total of 29 remain operational. Our Plane F polar satellite, one of the original prototype first generation satellites launched in 1995, was retired in April 2007 due to intermittent service. The other five satellites that are not operational experienced failures early in their lifetime and the previous mission ending satellite failure affecting our system occurred in October 2000, prior to our acquisition of the satellite constellation. The absence of these six satellites slightly increases system latency and slightly decreases overall capacity, although these system performance decreases have not materially affected our business, as our business model already reflects the fact that we acquired only 30 operational satellites in 2001. Other operating risks, such as collisions with space debris, could materially affect system performance and our business. While certain software deficiencies may be corrected remotely, most, if not all, of the satellite anomalies or debris collision damage cannot be corrected once the satellites are placed in orbit. See “The ORBCOMM communications system — System Status — Network Capacity” for a description of the operational status and anomalies that affect our satellites. We may experience anomalies in the future, whether of the types described above or arising from the failure of other systems or components, and operational redundancy may not be available upon the occurrence of such an anomaly.

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

Risks Related to an Investment in our Common Stock

The price of our common stock has been, and may continue to be, volatile and your investment may decline in value.

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

In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted against that company. Such litigation has been instituted against us and could result in substantial costs and a diversion of management’s attention and resources, which could materially harm our business, financial condition, future results and cash flow.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock will continue to depend in part on the research and reports that securities or industry analysts publish about us or our business. If we do not continue to maintain adequate research coverage or if one or more of the analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline.

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

None.

Item 2.	Properties

We currently sublease approximately 7,000 square feet of office space in Fort Lee, New Jersey and lease approximately 25,000 and 6,000 square feet of office space in Dulles, Virginia. In addition, we currently own and operate six gateway earth stations at the following locations, four situated on owned real property and two on real property subject to long-term leases:

Gateway	Real Property Owned or Leased	Lease Expiration

St. John’s, Arizona	Owned	n/a
Arcade, New York	Owned	n/a
Curaçao, Netherlands Antilles	Owned	n/a
Rutherglen Vic, Australia	Owned	n/a
Ocilla, Georgia	Leased	March 12, 2013
East Wenatchee, Washington	Leased	May 4, 2008

We currently own or lease real property sufficient for our business operations, although we may need to purchase or lease additional real property in the future.

Item 3.	Legal Proceedings

We discuss certain legal proceedings pending against the Company in the notes to the consolidated financial statements and refer you to that discussion for important information concerning those legal proceedings, including the basis for such actions and relief sought. See Note 15 to the consolidated financial statements for this discussion.

Item 4.	Submission of Matters to Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price of our Common Stock

Our common stock has traded on The Nasdaq Global Market under the symbol “ORBC” since our initial public offering on November 3, 2006. Prior to that time, there was no public market for our common stock.

The following sets forth the high and low sales prices of our common stock, as reported on The Nasdaq Global Market from November 3, 2006 through December 31, 2007:

	High	Low

Year ended December 31, 2007
Quarter ended December 31, 2007	$9.46	$5.99
Quarter ended September 30, 2007	$17.13	$7.11
Quarter ended June 30, 2007	$17.41	$11.45
Quarter ended March 31, 2007	$14.23	$8.80
Year ended December 31, 2006
Fourth Quarter (beginning on November 3, 2006)	$11.10	$7.03

As of March 11, 2008 , there were 835 holders of record of our common stock.

Use of Proceeds from Initial Public Offering

On November 2, 2006, the SEC declared effective our Registration Statement on Form S-1 (Registration No. 333-134088), relating to our initial public offering. After deducting underwriters’ discounts and commissions and other offering costs, our net proceeds were approximately $68.3 million. We intend to use the remaining net proceeds from our initial public offering to provide working capital and fund capital expenditures, primarily related to the deployment of additional satellites, which will be comprised of our quick-launch and next-generation satellites. As of December 31, 2007, we have used $18.4 million for such purposes. Pending such uses, we are investing the remaining net proceeds in short-term interest bearing cash equivalents.

Exercise of Warrants

During the year ended December 31, 2007, we issued 225,900 shares of common stock upon the exercise of warrants at per share exercise prices of $2.33 to $4.26. We received gross proceeds of $0.5 million from the exercise of these warrants. In addition, we issued 704,042 shares of common stock upon the cashless exercise of warrants to purchase 927,979 common shares with per share exercise prices of $2.33 to $4.26.

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

Securities Authorized for Issuance under Equity Compensation Plans

Reference is made to “Equity Compensation Plan Information,” in our 2008 Proxy Statement for our 2008 annual meeting of stockholders, which information is hereby incorporated by reference.

Stock Performance Graph

The graph set forth below compares the cumulative total shareholder return on our common stock between November 3, 2006 (the date of our initial public offering) and December 31, 2007, with the cumulative total result of (i) the Russell 2000 Index and (ii) the NASDAQ Telecommunications Index, over the same period. This graph assumes the investment of $100 on November 3, 2006 in our common stock, the Russell 2000 Index and the NASDAQ Telecommunications Index, and assumes the reinvestment of dividends, if any. The graph assumes the initial value of our common stock on November 3, 2006 was the closing sales price of $7.75 per share.

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

COMPARISON OF 14 MONTH CUMULATIVE TOTAL RETURN*
Among ORBCOMM Inc., The Russell 2000 Index
And The NASDAQ Telecommunications Index

*$100 invested on 11/3/06 in stock or 10/31/06 in index-including reinvestment of dividends.
Fiscal year ending December 31.

	11/06	12/06	12/07
ORBCOMM Inc.	$100.00	$113.81	$81.16
Russell 2000	100.00	102.97	101.36
NASDAQ Telecommunications	100.00	108.30	112.16

Item 6.	Selected Consolidated Financial Data

The following selected consolidated financial data should be read together with the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes which are included elsewhere in this Annual Report on Form 10-K. We have derived the consolidated statement of operations data for the years ended December 31, 2007, 2006 and 2005 and the consolidated balance sheet data as of December 31, 2007 and 2006 from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. We have derived the consolidated statement of operations data for the years ended December 31, 2004 and 2003 and the consolidated balance sheet data as of December 31, 2005, 2004 and 2003 from our audited consolidated financial statements, which are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of future results of operations.

	Years Ended December 31,
Consolidated Statement of Operations Data:	2007	2006(1)	2005	2004	2003
	(In thousands, except per share data)

Service revenues	$17,717	$11,561	$7,804	$6,479	$5,143
Product sales	10,435	12,959	7,723	4,387	1,938

Total revenues	28,152	24,520	15,527	10,866	7,081

Costs and expenses:
Costs of services	7,990	8,714	6,223	5,884	6,102
Costs of product sales	10,078	12,092	6,459	4,921	1,833
Selling, general and administrative	17,687	15,731	9,344	8,646	6,577
Product development	1,060	1,814	1,341	778	546

Total costs and expenses	36,815	38,351	23,367	20,229	15,058

Loss from operations	(8,663)	(13,831)	(7,840)	(9,363)	(7,977)
Other income (expense), net	5,074	2,616	(1,258)	(3,026)	(5,340)

Net loss	$(3,589)	$(11,215)	$(9,098)	$(12,389)	$(13,317)

Net loss applicable to common shares(2)	$(3,589)	$(29,646)	$(14,248)	(14,535)

Net loss per common share:
Basic and diluted	$(0.09)	$(2.80)	$(2.51)	(2.57)
Weighted average common shares outstanding:
Basic and diluted	39,706	10,601	5,683	5,658

	As of December 31,
Consolidated Balance Sheet Data:	2007	2006(1)	2005	2004	2003
	(In thousands)

Cash and cash equivalents	$115,587	$62,139	$68,663	$3,316	$78
Marketable securities	—	38,850	—	—	—
Working capital (deficit)	106,716	100,887	65,285	8,416	(19,389)
Satellite network and other equipment, net	49,704	29,131	7,787	5,243	3,263
Intangible assets, net	5,572	7,058	4,375	317	—
Total assets	181,823	148,093	89,316	20,888	7,198
Notes payable	—	—	—	—	12,107
Note payable — related party	1,170	879	594	—	—
Convertible redeemable preferred stock	—	—	112,221	38,588	—
Stockholders’ equity (deficit) (membership interests)	160,849	128,712	(42,654)	(28,833)	(15,547)

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

(2)	The net loss applicable to common shares for the year ended December 31, 2004 is based on our net loss for the period from February 17, 2004, the date on which the members of ORBCOMM LLC contributed all of their outstanding membership interests in exchange for shares of our common stock, through December 31, 2004. Net loss attributable to the period from January 1, 2004 to February 16, 2004 (prior to the Company becoming a corporation and issuing its common shares), has been excluded from the net loss applicable to common shares. As a result, net loss per common share for 2004 is not comparable to net loss per common share for subsequent periods.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Organization

ORBCOMM LLC was organized as a Delaware limited liability company on April 4, 2001 and on April 23, 2001, we acquired substantially all of the non-cash assets and assumed certain liabilities of ORBCOMM Global L.P. and its subsidiaries, which had filed for relief under Chapter 11 of the U.S. Bankruptcy Code. The assets acquired from ORBCOMM Global L.P. and its subsidiaries consisted principally of the in-orbit satellites and supporting U.S. ground infrastructure equipment that we own today. At the same time, ORBCOMM LLC also acquired the FCC licenses required to own and operate the communications system from a subsidiary of Orbital Sciences Corporation, which was not in bankruptcy, in a related transaction. Prior to April 23, 2001, ORBCOMM LLC did not have any operating activities. We were formed as a Delaware corporation in October 2003 and on February 17, 2004, the members of ORBCOMM LLC contributed all of their outstanding membership interests in ORBCOMM LLC to us in exchange for shares of our common stock, representing ownership interests in us equal in proportion to their prior ownership interest in ORBCOMM LLC. As a result of, and immediately following the contribution, ORBCOMM LLC became a wholly owned subsidiary of ours. We refer to this transaction as the “Reorganization”.

Overview

We operate the only global commercial wireless messaging system optimized for narrowband communications. Our system consists of a global network of 29 low-Earth orbit, or LEO, satellites and accompanying ground infrastructure. Our two-way communications system enables our customers and end-users, which include large and established multinational businesses and government agencies, to track, monitor, control and communicate cost-effectively with fixed and mobile assets located anywhere in the world. In 2007, we began providing terrestrial-based cellular communication services through a re-seller agreement with a major cellular wireless provider. These services commenced in the third quarter of 2007 and revenues from such services were not significant in 2007. In addition, a re-seller agreement was signed with a second major cellular wireless provider in the fourth quarter of 2007 and services with this provider are expected to commence in the first half of 2008. These terrestrial-based communication services enable our customers who have higher bandwidth requirements to receive and send messages from communication devices based on terrestrial-based technologies using the cellular provider’s wireless network as well as from dual-mode devices combining our satellite subscriber communicators with devices for terrestrial-based technologies. As a result, our customers are now able to integrate in to their applications a terrestrial communications device that will allow them to add messages, including data intensive messaging from the cellular provider’s wireless networks.

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

In the second quarter of 2007, we revised our definition of billable subscriber communicators to mean subscriber communicators which includes terrestrial units that are shipped and activated for usage and billing at the request of the customer, without forecasting a timeframe for when individual units will be generating usage and be billing. In the past, we reported billable subscriber communicators defined as subscriber communicators activated and currently billing or expected to be billing within 30 to 90 days.

Under the revised definition of billable subscriber communicators, as of December 31, 2007, we had approximately 351,000 billable subscriber communicators activated on our communications system compared to approximately 225,000 billable subscriber communicators as of December 31, 2006, an increase of approximately 56.2%. During the year ended December 31, 2007, we added approximately 126,000 net billable subscriber communicators on our communications system compared to approximately 112,000 net billable subscriber communicators added during the year ended December 31, 2006. We believe that our target markets in commercial transportation, heavy equipment, fixed asset monitoring, marine vessel, consumer transportation, and government and homeland security markets are significant and growing.

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

The following table reconciles our net loss to EBITDA for the periods shown:

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Net loss	$(3,589)	$(11,215)	$(9,098)
Interest income	(5,258)	(2,582)	(66)
Interest expense(a)	209	237	308
Depreciation and amortization	2,415	2,373	1,982

EBITDA	$(6,223)	$(11,187)	$(6,874)

(a)	Includes amortization of deferred debt issuance costs and debt discount of approximately $31 in 2005.

EBITDA in 2007 improved by $5.0 million over 2006. This improvement was due to an increase in service revenues of $6.1 million offset by an increase in operating expenses of $0.5 million. Operating expenses increased in 2007 mostly due to increases in stock-based compensation of $0.5 million.

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

Revenues

We derive product revenues primarily from sales of subscriber communicators to our resellers (i.e., our VARs, IVARs, international licensees and country representatives) and direct customers, as well as other products, such as subscriber communicator peripherals (antennas, cables and connector kits). During the third quarter of 2007, we began selling cellular wireless subscriber identity modules, or SIMS, (for our terrestrial-communication services) to our resellers and direct customers. The revenues from these services were not significant in 2007. We also recognize revenues upon the installation of gateway earth stations.

We derive service revenues from our resellers and direct customers from utilization of satellite subscriber communicators on our communications system and the reselling of airtime from the utilization of terrestrial-based subscriber communicators using SIMS on the cellular provider’s wireless network. These service revenues generally consist of a one-time activation fee for each subscriber communicator and SIMS activated for use on our communications system and monthly usage fees. Usage fees that we charge our customers are based upon the number, size and frequency of data transmitted by the customer and the overall number of subscriber communicators and SIMS activated by each customer. Revenues for usage fees from currently billing subscriber communicators are recognized on an accrual basis, as services are rendered, or on a cash basis, if collection from the customer is not reasonably assured at the time the service is provided. Usage fees charged to our resellers and direct customers are charged primarily at wholesale rates based on the overall number of subscriber communicators activated by them and the total amount of data transmitted. For one international licensee customer, we charge usage fees as a percentage of the international licensee’s revenues. Service revenues also include a one-time royalty fee from third parties for the use of our proprietary communications protocol, which enables subscriber communicators to connect to our M2M data communications system and fees from providing engineering, technical and management support services to customers.

During 2004, we entered into an agreement with the U.S. Coast Guard, to design, develop, launch and operate a single satellite in connection with the Concept Validation Project. Under the terms of the agreement, title to the demonstration satellite remains with us, however the U.S. Coast Guard will be granted a non-exclusive, royalty free license to use the intellectual property related to the designs, processes and procedures developed under the contract. However, a fee will be charged to the U.S. Coast Guard for data delivered under the agreement. We are permitted under the agreement, and intend, to use the Coast Guard demonstration satellite to provide services to other customers, subject to receipt of a modification of our current license or special temporary authority from the FCC. The agreement provides for post-launch maintenance and AIS data transmission services to be provided by us to the U.S. Coast Guard for an initial term of 14 months. At its option, the U.S. Coast Guard may elect to receive maintenance and AIS data transmission services for up to an additional 18 months subsequent to the initial term. The deliverables under the agreement do not qualify as separate units of accounting and as a result, revenues from the agreement will be recognized ratably commencing upon the launch of the demonstration satellite (expected in 2008) over the expected life of the customer relationship.

As a result of delays, in February 2007, the U.S. Coast Guard issued a unilateral modification to our contract setting a definitive launch date of July 2, 2007 with respect to the Coast Guard demonstration satellite. On September 13, 2007, we and the U.S. Coast Guard entered into an Amendment of Solicitation/Modification of Contract amending the agreement to extend the definitive launch date to December 31, 2007. In consideration for agreeing to extend the launch date, we will provide up to 200 hours of additional technical support for up to 14 months after the launch date at no cost and reduce the U.S. Coast Guard’s cost for the post-launch maintenance option and for certain usage options.

The Coast Guard demonstration satellite is to be launched with our quick-launch satellites; however, due to delays with the quick-launch satellites, the launch did not occur by December 31, 2007. On January 14, 2008, we received a cure notice from the U.S. Coast Guard notifying us that unless the Coast Guard demonstration satellite is launched within 90 days after receipt of the cure notice, the U.S. Coast Guard may terminate the contract for default. We believe that the launch of the Coast Guard demonstration satellite will likely extend beyond the 90 day cure period. On March 11, 2008, we received a proposed contract modification from the U.S. Coast Guard, providing for an April 30, 2008 launch date deadline and furnishing all AIS data transmitted by AIS over our complement of AIS-equipped satellites (Coast Guard demonstration satellite and quick-launch satellites) for a period of 60 continuous days at no cost. The satellites are fully constructed and are undergoing testing; however, certain issues have arisen in the electromagnetic compatibility testing of the quick launch satellites that need to be resolved before launch. We are currently in discussions with the U.S. Coast Guard to extend the deadline for the launch of the Coast Guard demonstration satellite to a mutually acceptable date. However, there can be no assurance as to whether or when a mutually satisfactory agreement for an extension of the launch deadline will be agreed to by the parties. In the event that we and the U.S. Coast Guard are unable to reach a mutually satisfactory resolution regarding the launch of the Coast Guard demonstration satellite, the U.S. Coast Guard may terminate the contract and pursue the remedies available to it. The Company has indemnification rights against the launch services provider for the Coast Guard demonstration satellite in the event the launch services contract is terminated for default from and against any and all claims, demands, assessments and all liabilities and costs related thereto for which the Company becomes liable, including but not limited to any assessment of damages and/or reprocurement costs by the United States Government.

Costs and expenses

We own and operate a 29-satellite constellation, six of the fifteen gateway earth stations and two of the four gateway control centers. Satellite-based communications systems are typically characterized by high initial capital expenditures and relatively low marginal costs for providing service. Because we acquired substantially all of our existing satellite and network assets from ORBCOMM Global L.P. for a fraction of their original cost in a bankruptcy court-approved sale, we have benefited from lower amortization of capital costs than if the assets were acquired at ORBCOMM Global L.P.’s original cost. Our current satellites became fully depreciated during the fourth quarter of 2006. In 2008, as discussed above, we plan on launching the Coast Guard demonstration satellite with five quick-launch satellites in a single mission. This increased equipment cost, reflected at full value, along with our planned acquisition of additional gateway earth stations and gateway control centers will cause our depreciation expense, a component of cost of services, to increase relative to the depreciation of our current communications system.

We currently anticipate that when additional satellites are placed into service, they will be depreciated over a period of ten years (other than the Coast Guard demonstration satellite which will be depreciated over six years), representing the estimated operational lives of the satellites.

We incur engineering expenses associated with the operation of our communications system and the development and support of new applications, as well as sales, marketing and administrative expenses related to the operation of our business. As of December 31, 2007, we have 96 employees and we do not expect a significant increase in 2008.

Capital expenditures

The majority of our current fleet of satellites was put in service in the late 1990s and has an estimated operating life of approximately nine to twelve years. We plan to launch additional satellites to supplement and ultimately replace our current fleet in order to continue to provide our communications services in the future. For the year ended 2007, we spent $20.0 million on capital expenditures, of which $0.5 million was for the Coast Guard demonstration satellite and $16.1 million was for the quick-launch and next-generation satellites. For the year ended

2006, we spent, $22.4 million on capital expenditures, of which, $17.4 was for the quick-launch and next-generation satellites and for the year ended December 31, 2005 we spent, $4.1 million on capital expenditures of which $3.5 million was for the Coast Guard demonstration satellite.

Our current intention is to replenish our constellation in a number of phases. First, we are under contract with the U.S. Coast Guard to conduct a demonstration test to validate the ability of an ORBCOMM satellite to receive AIS signals from marine vessels over 300 tons. The satellite is in the final integration and test phase which we intend to launch with five of our six “quick-launch” satellites together in 2008 in a single mission to supplement our Plane A satellites with slightly upgraded communication capability compared to our current first generation satellites. Due to delays associated with the construction of the final quick-launch satellite, we intend to retain it for future deployment. Finally, we intend to launch our next-generation satellites with increased communications capabilities with the first of several launches commencing in 2010. We have started the procurement activities for the next-generation satellites and are planning to award the next-generation satellite and launch services contract in 2008.

Through a series of launches, we intend to replenish the existing constellation of satellites, which depending on the capabilities of the replacement satellites, may require fewer satellites than we currently have. Flexibility in the number of satellites per launch, the number of satellites inserted into each plane and target plane will allow us to modify our plans within just a few months before launch. In addition, we intend to require our satellite manufacturers to include options for additional satellites that can be launched on an accelerated schedule if the market demands such an increase or if lower latencies are required or to mitigate a launch failure.

Since 2002, we have implemented several operational changes and software demonstration updates that we believe have enhanced the expected life of the satellites. The majority of these changes focus on extending the life of the primary life limiting component — the nickel hydrogen batteries — which power the satellites.

Critical Accounting Policies and Estimates

Our discussion and analysis of our results of operations, liquidity and capital resources are based on our consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, costs of revenues, accounts receivable, satellite network and other equipment, capitalized development costs, intangible assets, debt issuance costs and debt discount, convertible redeemable preferred stock, valuation of deferred tax assets, uncertain tax positions and the value of securities underlying stock-based compensation. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from our estimates and could have a significant adverse effect on our results of operations and financial position. We believe the following critical accounting policies affect our more significant estimates and judgments in the preparation of our consolidated financial statements.

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

Revenues generated from the sale of satellite subscriber communicators, and other products are either recognized when the products are shipped or when customers accept the products, depending on the specific contractual terms. Sales of satellite subscriber communicators and other items are not subject to return and title and risk of loss pass to the customer at the time of shipment. Sales of SIMS are subject to return and title and risk of loss pass to the customer at the time of shipment as we do not have a sufficient historical experience which to make a reasonable estimate of SIMS returns that will occur, revenue on the sales of SIMS is deferred until the return privilege has substantially expired. Sales of subscriber communicators and SIMS are primarily to VARs and IVARs and are not bundled with service arrangements. Revenues from sales of gateway earth stations and related products are recognized only upon installation, customer acceptance and when collectibility is reasonably assured. Revenues from the activation of subscriber communicators and SIMS are initially recorded as deferred revenues and are, thereafter, recognized ratably over the term of the agreement with the customer, generally three years. Revenues generated from monthly usage and administrative fees and engineering services are recognized when the services are rendered. Revenues generated from royalties under our subscriber communicator manufacturing agreements are recognized when we issue to a third party manufacturer upon request a unique serial number to be assigned to each unit manufactured by such third party manufacturer.

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

Under our agreement with the U.S. Coast Guard with respect to the Concept Validation Project and related services described under “— Overview — Revenues”, the deliverables do not qualify as separate units of accounting and as a result, revenues from the agreement will be recognized ratably commencing upon the launch of the demonstration satellite (expected in 2008) over the expected life of the customer relationship.

We, on occasion, issue options to purchase our equity securities or the equity securities of our subsidiaries, or issue shares of our common stock as an incentive in soliciting sales commitments from our customers. The grant date fair value of such equity instruments is recorded as a reduction of revenues on a pro-rata basis as products or services are delivered under the sales arrangement.

Costs of product sales and services

Costs of product sales includes the purchase price of products sold, shipping charges, payroll and payroll related costs including stock-based compensation for employees who are directly associated with fulfilling product sales and depreciation and amortization of assets used to deliver products. Costs of services is comprised of payroll and related costs, including stock-based compensation, materials and supplies, depreciation and amortization of assets used to provide services.

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

Assets under construction primarily consists of costs relating to the design, development and launch of the Coast Guard demonstration satellite, payload, bus and launch procurement agreements for our quick-launch satellites and other related costs, design of the next-generation satellites and upgrades to our infrastructure and Ground Segment. Once these assets are placed in service they will be transferred to satellite network and other equipment and then depreciation and amortization will be recognized using the straight-line method over the estimated lives of the assets. No depreciation has been charged on these assets as of December 31, 2007.

Long-lived assets

We evaluate long-lived assets, including license rights, under the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. In connection with this review, we reevaluate the periods of depreciation and amortization. We recognize an impairment loss when the sum of the future undiscounted net cash flows expected to be realized from the asset is less than its carrying amount. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value, which is determined using the projected discounted future net cash flows. We measure fair value by discounting estimated future net cash flows using an appropriate discount rate. Considerable judgment by the Company is necessary to estimate the fair value of the assets and accordingly, actual results could vary significantly from such estimates. Our most significant estimates and judgments relating to the long-lived asset impairments include the timing and amount of projected future cash flows and the discount rate selected to measure the risks inherent in future cash flows.

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

Income taxes

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, (“SFAS 109”). Under these guidelines, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Judgment is applied in determining whether the recoverability of our deferred tax assets will be realized in full or in part. A valuation allowance is established for the amount of deferred tax assets that are determined not to be realizable. Realization of our deferred tax assets may depend upon our ability to generate future taxable income. Based upon this analysis, we established a 100% valuation allowance for our net deferred tax assets, except for an unrecognized tax benefit of $0.2 million.

On January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) an interpretation of SFAS 109. This interpretation prescribes a recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties and disclosures of matters related to uncertainty in income taxes, The evaluation of a tax position in accordance with this interpretation is a two-step process. In the first step, recognition, we determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step addresses measurement of a tax position that meets the more-likely-than-not criteria. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in an increase in a liability for income taxes payable or a reduction of an income tax refund receivable, or a reduction in a deferred tax asset or an increase in a deferred tax liability or both. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be de-recognized in the first subsequent financial reporting period in which that threshold is no longer met. Accounting for uncertainties in income taxes positions under FIN 48 involves significant judgments by management.

As of January 1, 2007, we had no significant unrecognized tax benefits. During the year ended December 31, 2007, we recognized adjustments for uncertain tax benefits totaling $0.8 million. Due to the existence of our valuation allowance the uncertain tax benefits if recognized would not impact our effective income tax rate. We are subject to U.S. federal and state examinations by tax authorities for all years since its inception. We do not expect any significant changes to its unrecognized tax positions during the next twelve months.

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

Share-based Compensation

Our share-based compensation plans consist of the 2006 Long-Term Incentives Plan (the “2006 LTIP”) and the 2004 Stock Option Plan. The 2006 Long-Term Incentives Plan, approved by our stockholders in September 2006, provides for the grants of non-qualified stock options, stock appreciation rights (“SARs”), common stock, restricted stock, restricted stock units (“RSUs”), performance units and performance shares to our employees and non-employee directors The 2004 Stock Option Plan, adopted in 2004, provides for the grants of non-qualified and incentive stock options to officers, directors, employees and consultants.

On January 1, 2006, we adopted SFAS No. 123 (Revised 2004) Share-Based Payment (“SFAS 123(R)”), which requires the measurement and recognition of stock-based compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. We adopted SFAS 123(R) using the modified prospective transition method using the Black-Scholes option pricing model as the most appropriate model for determining the estimated fair value for all share-based payment awards. Under that transition method, stock-based compensation expense recognized subsequent to January 1, 2006 includes stock-based compensation expense for all share-based payments granted prior to, but not vested as of, January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and stock-based compensation expense for all share-based payments granted on or after January 1, 2006, based on the grant-date fair value, estimated in accordance with provisions of SFAS 123(R).

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

For the years ended December 31, 2007, 2006 and 2005, we recognized $4.4 million $3.9 million and $0.2 million of stock-based compensation expense, respectively. As of December 31, 2007, we had an aggregate of $2.4 million of unrecognized compensation costs for all share-based payment arrangements.

We expect that our planned use of share-based payment arrangements will continue to be a significant expense for us in future periods. We have not recognized, and do not expect to recognize in the near future, any tax benefit related to employee stock-based compensation expense as a result of the full valuation allowance on our net deferred tax assets and net operating loss carryforwards.

The grant date fair value of the performance-and time-based RSU awards granted in 2007 is based upon the closing stock price of our common stock on the date of grant. The grant date fair value of the time and performance-based RSUs granted in 2006 was determined to be $11.00 per common share, the price of our common stock sold in our initial public offering

The fair value of each time and performance-based SAR award is estimated on the date of grant using the Black-Scholes option pricing model with the assumptions described below for the periods indicated. Expected volatility was based on the stock volatility for comparable publicly traded companies. We use the “simplified” method based on the average of the vesting term and the contractual term to calculate the expected life of each SAR award. Estimated forfeitures were based on voluntary and involuntary termination behavior as well as analysis of actual SAR forfeitures. The risk-free interest rate was based on the U.S. Treasury yield curve at the time of the grant over the expected term of the SAR grants.

	Years Ended December 31,
	2007	2006

Risk-free interest rate	4.93%	4.66%
Expected life (years)	5.5	5.50 to 6.00
Estimated volatility	43.95%	43.85%
Expected dividends	None	None

2004 Stock Option Plan

In 2007, we did not grant any stock options.

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

Results of Operations

Revenues

The table below presents our revenues (in thousands) for the years ending December 31, 2007, 2006 and 2005, together with the percentage of total revenue represented by each revenue category:

	Years Ended December 31,
	2007		2006		2005
		% of		% of		% of
		Total		Total		Total

Service revenues	$17,717	62.9%	$11,561	47.2%	$7,804	50.3%
Product sales	10,435	37.1%	12,959	52.8%	7,723	49.7%

	$28,152	100.0%	$24,520	100.0%	$15,527	100.0%

2007 vs. 2006:  Total revenues for 2007 increased $3.6 million, or 14.8%, to $28.2 million from $24.5 million in 2006. This increase was due to an increase in service revenues of $6.1 million, offset by a decrease in product sales of $2.5 million. Excluding revenue recognized from the sale of a gateway earth station of $1.5 million in 2007 pursuant to a contract entered into in 2006 and $0.2 million in 2006 pursuant to a contract entered into in 2003 revenues increased $2.3 million or 9.5% over 2006.

2006 vs. 2005:  Total revenues for 2006 increased $9.0 million or 57.9% to $24.5 million from $15.5 million in 2005. This increase was due to an increase in service revenues of $3.8 million and product sales of $5.2 million. Excluding revenue recognized from the sale of the gateway earth station, pursuant to a contract entered into in 2003, of $0.2 million and $2.1 million in 2006 and 2005 respectively, 2006 revenues increased $11.0 million or 81.8% over 2005.

Service revenues

2007 vs. 2006:  Service revenues increased $6.1 million in 2007, or 53.2% to $17.7 million, or approximately 62.9% of total revenues, from $11.6 million, or approximately 47.2% of total revenues in 2006. As of December 31, 2007, under the revised definition of billable subscriber communicators, we had approximately 351,000 billable subscriber communicators activated on our communications system compared to approximately 225,000 billable subscriber communicators at December 31, 2006, an increase of approximately 56.2%.

The increases in service revenue for 2007, was primarily due to an increase in the number of billable subscriber communicators activated on our communications system. Service revenue growth can be impacted by the customary lag between subscriber communicator activations and the recognition of service revenues from these units.

2006 vs. 2005:  Service revenues increased $3.8 million in 2006, or 48.1%, to $11.6 million, or approximately 47.2% of total revenues, from $7.8 million, or approximately 50.3% of total revenues in 2005. As of December 31, 2006, under the revised definition of billable subscriber communicators, the number of billable subscriber communicators activated on our communications system increased approximately 99.1% from approximately 113,000 billable subscriber communicators as of December 31, 2005.

For 2006 and 2005, the number of billable subscriber communicators grew at a faster pace than our total service revenues due in part to customary lags between subscriber communicator activations and recognition of service revenues from these units. Consistent with our strategy to focus on customers with the potential for a high number of connections with lower usage applications, we experienced an increase in the mix of lower revenue per subscriber communicator applications and negotiated a lower priced plan with a customer in order to accommodate revisions to its applications. The increase in the number of billable subscriber communications was primarily by customers with trailer tracking, heavy equipment monitoring and, “in-cab” truck monitoring applications.

Product sales

2007 vs. 2006:  Revenue from product sales decreased $2.5 million in 2007 or 19.5%, to $10.4 million, or approximately 37.1% of total revenues, from $12.9 million, or approximately 52.8% of total revenues in 2006.

50.1

Included in product sales in 2007 is $1.5 million of revenue recognized from the sale of a gateway earth station pursuant to a contract entered into in 2006. Included in product sales in 2006 is $0.2 million of revenue recognized from the sale of a gateway earth station pursuant to a contract entered into in 2003. We recognize the revenue from the sale of a gateway earth station upon installation, customer acceptance and when collectibility is reasonably assured. In 2007, sales of subscriber communicators and other equipment, excluding the gateway earth station sale decreased $3.8 million or 30.0% compared to 2006. This decrease was primarily due to lower sales to GE and decrease in our average selling price of subscriber communicators based on volume price reductions we are receiving from our contract manufacturer Delphi in 2007.

2006 vs. 2005:  Revenue from product sales increased $5.2 million in 2006, or 67.8%, to $13.0 million, or approximately 52.8% of total revenues, from $7.7 million, or approximately 49.7% of total revenues in 2005. Included in product sales in 2006 and 2005 is $0.2 million and $2.1 million, respectively, of revenue recognized from the sale of a gateway earth station pursuant to a contract entered into in 2003. Sales of subscriber communicators and other equipment, excluding the gateway earth station sale, increased $7.2 million or 128.7% in 2006. This increase was entirely derived from sales of subscriber communicators and related peripheral equipment, offset by a decrease in the average selling price of subscriber communicators which resulted from our release in the second half of 2005 of two lower-priced, higher performance subscriber communicators (DS 300 and DS 100 models).

Costs of services

Costs of services include the expenses associated with our engineering groups, the repair and maintenance of our ground infrastructure, the depreciation associated with our communications system and the amortization of licenses acquired through our acquisition of Satcom in October 2005.

2007 vs. 2006:  Costs of services decreased by $0.7 million, or 8.3%, to $8.0 million in 2007 from $8.7 million in 2006. The decrease is due to a decrease in labor costs of $0.2 million due to an increase in the number of capitalizable internal projects and lower maintenance costs of $0.3 million. As a percentage of service revenues, cost of services were 45.1% of service revenues in 2007 compared to 75.4% in 2006. The decrease in costs of services as a percentage of service revenues is primarily due to lower depreciation on our satellites, which became fully depreciated during the fourth quarter of 2006 and a increase in service revenues.

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

Costs of product sales

Costs of product sales include the cost of subscriber communicators and related peripheral equipment, as well as the operational costs to fulfill customer orders, including costs for employees related to our Stellar subsidiary and cellular wireless communication technologies related to our ORBBCOMM LLC subsidiary.

2007 vs. 2006:  Costs of product sales decreased by $2.0 million, or 16.7%, to $10.1 million in 2007 from $12.1 million in 2006. Product cost represented 85.6% of the cost of product sales in 2007, which decreased by $2.2 million, or 20.4% to $8.7 million in 2007 from $10.9 million in 2006. In 2007 product cost also includes $0.6 million of costs associated with the gateway earth station sale pursuant to a contract entered into in 2006. In 2006 product cost also includes $0.2 million of installation costs associated with the sale of the gateway earth station recognized in 2005 pursuant to a contract entered into in 2003. Excluding sales of gateway earth stations recognized in 2007 and 2006, which had gross margins of $0.8 million and $0.2 million, respectively, we had a gross loss from product sales (revenues from product sales minus costs of product sales) of $0.4 million for 2007 as compared to a gross profit from product sales of $0.7 million in 2006. The decrease in the gross profit from product sales in 2007 were related to lower revenues from subscriber communicator sales and a decrease in selling prices as described above in Product Sales, which did not cover the distribution, fulfillment and customer service costs associated with completing customer orders. The gross profit from product sales for 2006 was reduced by an inventory impairment charge of $0.3 million.

2006 vs. 2005:  Costs of product sales increased by $5.6 million, or 85.9%, to $12.1 million in 2006 from $6.5 million in 2005. Product cost represented 90.3% of the cost of product sales in 2006, which increased by $5.5 million, or 102.0% to $10.9 million in 2006 from $5.4 million in 2005. Product cost also includes $0.2 million of installation costs associated with the sale of the 2003 gateway earth station recognized in 2005, which did not have a carrying value. Excluding the 2003 gateway earth station sale recognized in 2006 and 2005, which had a gross margin of $0.2 million and $1.9 million, respectively, we had a gross profit from product sales of $0.7 million for 2006 as compared to a gross loss from product sales of $0.7 million for 2005. The gross profit from product sales for 2006 was reduced by an inventory impairment charge of $0.3 million due to unanticipated lower demand for our older ST 2500 model subscriber communicators because of the rapid acceptance of our newer DS 300 and DS 100 models. In 2005, our subscriber communicators (other than obsolete units) were sold at prices above their direct acquisition costs but the volume was not enough to cover the costs associated with distribution, fulfillment and customer service costs.

Selling, general and administrative expenses

Selling, general and administrative expenses relate primarily to compensation and associated expenses for employees in general management, sales and marketing and finance, legal expenses and regulatory matters.

2007 vs. 2006:  Selling, general and administrative expenses increased $2.0 million, or 12.4%, to $17.7 million in 2007 from $15.7 million in 2006. This increase is primarily due to higher employee costs, resulting primarily from an increase in stock-based compensation of $0.5 million, a $0.7 million increase in insurance costs and professional service fees related to being a public company, a $0.5 million increase in costs for travel and marketing expenses and a $0.2 million increase in depreciation due to upgrades to our administrative infrastructure.

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

2007 vs. 2006:  Product development expenses decreased $0.8 million, or 41.5% to $1.1 million in 2007 from $1.8 million in 2006. This decrease is primarily due to lower spending with third parties.

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

Other income (expense)

Other income (expense) is comprised primarily of interest income from our cash and cash equivalents, which consists of U.S. Treasuries, interest bearing instruments, including commercial paper, and our investments in floating rate redeemable municipal debt securities classified as available-for-sale marketable securities, foreign exchange gains, interest expense and loss on the extinguishment of our notes payable.

2007 vs. 2006:  Other income was $5.1 million in 2007 compared to $2.6 million in 2006. The increase was primarily due to increased investment balances resulting from net proceeds received from our initial public offering completed in November 2006 and our secondary offering completed in May 2007. We expect interest income to decrease in future periods due to lower interest rates from investing in low risk U.S. Treasury Securities during the third quarter of 2007 and lower investment balances.

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

Net loss and net loss applicable to common shares

2007 vs. 2006:  As a result of the items described above, our net loss narrowed to $3.6 million in 2007 compared to a net loss of $11.2 million in 2006, decreasing by $7.6 million, an improvement of 68.0%.

2006 vs. 2005:  As a result of the items described above, we had a net loss of $11.2 million in 2006, compared to a net loss of $9.1 million in 2005, an increase in the net loss of $2.1 million. Our net loss applicable to common shares (net loss adjusted for dividends required on shares of preferred stock and accretion in preferred stock carrying value) was $29.6 million in 2006, as compared to $14.2 million in 2005, an increase of $15.4 million. This increase was primarily related to the $10.1 million payment to our holders of the Series B preferred stock in connection with obtaining consents required for the automatic conversion of the Series B preferred stock in connection with our initial public offering.

Liquidity and Capital Resources

Overview

Our liquidity requirements arise from our working capital needs and to fund capital expenditures to support our current operations, and facilitate growth and expansion. Since our inception, we have financed our operations from sales of our common stock through public offerings and private placements of debt, convertible redeemable preferred stock, membership interests and common stock. We have incurred losses from operations since inception, including a net loss of $3.6 million in 2007 and as of December 31, 2007 we have an accumulated deficit of $63.4 million. As of December 31, 2007, our primary source of liquidity consisted of cash and cash equivalents including U.S. Treasury Securities, totaling $115.6 million.

Public Offerings

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

On May 31, 2007, we closed a secondary public offering of 8,050,000 shares of common stock at a price of $11.50 per share. An aggregate of 2,985,000 shares of common stock were sold by us and 5,065,000 shares were sold by certain stockholders, which included 1,050,000 shares sold upon full exercise of the underwriters’ over-allotment option. We received net proceeds of approximately $31.0 million after deducting underwriters’ discounts and commissions and offering costs of $3.3 million. We did not receive any proceeds from the shares sold by the selling stockholders.

Operating activities

Cash provided by our operating activities in 2007 was $3.8 million resulting from a net loss of $3.6 million, offset by adjustments for non-cash items of $7.1 million and $0.3 million generated by working capital. Adjustments for non-cash items primarily consisted of $2.4 million for depreciation and amortization and $4.4 million for stock-based compensation. Working capital activities primarily consisted of net uses of cash of $0.4 million for an increase in accounts receivable primarily related to the increase in our revenues and the timing of collections and $0.4 million for an increase in prepaid expenses and other assets, offset by sources of cash from increases of $0.2 million in accounts payable and accrued expenses and $0.8 million in inventories.

Cash used in our operating activities in 2006 was $8.9 million resulting from a net loss of $11.2 million, offset by adjustments for non-cash items of $6.4 million and $4.1 million used for working capital. Adjustments for non-cash items primarily consisted of $2.4 million for depreciation and amortization, $0.3 million for inventory impairments and $3.9 million for stock-based compensation. Working capital activities primarily consisted of a net use of cash of $1.2 million for an increase in accounts receivable primarily related to the increase in our revenues and the timing of collections, a use of cash of $2.0 million for inventories primarily related to the increase in our revenues due to the strong demand of our newer DS 300 and DS 100 model subscriber communicators and a net use of cash of $2.9 million for a decrease in accounts payable and accrued expenses primarily related to payments for professional fees in connection with our Series B stock financing and our initial public offering. The uses of cash described above were offset by sources of cash from an increase of $1.5 million in deferred revenue primarily related to billings we rendered in connection with our Coast Guard demonstration satellite and a decrease of $0.5 million in advances to a contract manufacturer.

Cash provided by our operating activities in 2005 was $3.6 million resulting from a net loss of $9.1 million, offset by adjustments for non-cash items of $3.5 million and $9.3 million generated by working capital. Adjustments for non-cash items primarily consisted of $2.0 million for depreciation and amortization, $1.0 million for loss on extinguishment of debt and $0.2 million for stock-based compensation. Working capital activities primarily consisted of a source of cash from a decrease of $3.0 million in advances to contract manufacturer related to the production of our ST 2500 subscriber communicator model, and an increase of $3.3 million in deferred revenue primarily related to billings we rendered in connection with our Coast Guard demonstration satellite and an increase of $2.9 million to accounts payable and accrued liabilities primarily related to the increase in professional fees in connection with our Series B stock financing and our initial public offering.

Investing activities

Cash generated from our investing activities in 2007 was $18.8 million resulting from sales of marketable securities of $97.0 million offset by capital expenditures of $20.0 million and purchases of marketable securities consisting of investment grade floating rate redeemable municipal debt securities totaling $58.3 million. Capital expenditures included $0.5 million for the Coast Guard demonstration satellite and $16.1 million for the quick-launch and next-generation satellites and $3.4 million of improvements to our internal infrastructure and Ground Segment.

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

All of our costs incurred with the construction of the Coast Guard demonstration satellite and our quick-launch and next-generation satellites are recorded as assets under construction in our consolidated financial statements. As of December 31, 2007, we have incurred $41.9 million of such costs with $7.1 million of costs related to the construction of the Coast Guard demonstration satellite and $34.8 million related to our quick-launch and next-generation satellites.

Financing activities

Cash provided by our financing activities in 2007 was $31.0 million resulting primarily from the net proceeds received from our secondary public offering of common stock, after deducting underwriter’s discounts and commissions and offering costs.

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

Future Liquidity and Capital Resource Requirements

We expect cash flows from operating activities, along with our existing cash and cash equivalents will be sufficient to provide working capital and fund capital expenditures, which primarily includes the deployment of additional satellites for the next 12 months. In 2008, we expect to incur between $35.0 million and $40.0 million of additional capital expenditures primarily for our quick-launch and next-generation satellites.

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2007 and the effect that those obligations are expected to have on our liquidity and cash flows in future periods:

	Payment due by Period
		Less than	1 to	After
	Total	1 Year	3 Years	3 Years
	(In thousands)

Quick-launch procurement agreements	$6,250	$5,150	$1,100	$—
Operating leases	1,227	838	379	10

Total	$7,477	$5,988	$1,479	$10

Quick-launch procurement agreements

On April 21, 2006, we entered into an agreement with Orbital Sciences Corporation to supply the payloads for our six quick-launch satellites. The price of the six payloads is $17 million, subject to price adjustments for late penalties and on-time or early delivery incentives. As December 31, 2007, we had made payments totaling approximately $16.1 million pursuant to this agreement.

On June 5, 2006, we entered into an agreement with OHB-System AG, an affiliate of OHB Technology A.G., to design, develop and manufacture six satellite buses, integrate such buses with the payloads to be provided by Orbital Sciences Corporation, and launch the six integrated satellites. The price for the six satellite buses and related integration and launch services is $20 million and payments under the agreement are due upon specific milestones achieved by OHB-System AG. If OHB-System AG meets specific on-time delivery milestones, we would be obligated to pay up to an additional $1.0 million. In addition, OHB-System AG will provide preliminary services relating to the development, demonstration and launch of our next-generation satellites at a cost of $1.35 million. We had the option, exercisable on or before June 5, 2007, to require OHB-System AG to design, develop and manufacture up to two additional satellite buses and integrate two satellite payloads at a cost of $2.1 million per satellite which expired unexercised. As of December 31, 2007, we have made payments totaling $14.6 million pursuant to this agreement.

Related parties

The information in Part III, Item 13, “Certain Relationships and Related Transactions”, is incorporated herein by reference.

Off- Balance sheet Arrangements

None

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles (GAAP) and expand disclosures about fair value measurements. SFAS 157 requires quantitative disclosures using a tabular format in all periods (interim and annual) and qualitative disclosures about the valuation techniques used to measure fair value in all annual periods. SFAS 157 will be effective for us beginning January 1, 2008, except with respect to our non financial assets and liabilities, for which the effective date is January 1, 2009. We do not believe that the adoption of SFAS 157 will have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for us on January 1, 2008. We did not elect the fair value option for any of our eligible financial instruments on the effective date.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires that a noncontrolling interest in a subsidiary be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements. It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. SFAS 160 is effective for us on January 1, 2009. We are currently evaluating the impact SFAS 160 will have on our consolidated financial statements.

In December 2007, the FASB issued No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R broadens the guidance of SFAS 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. SFAS 141R expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations. SFAS 141R is effective for us on January 1, 2009. The impact of adopting SFAS 141R will be dependent on the business combinations that we may pursue after its effective date.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

We do not have any material interest rate risk.

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

Concentration of credit risk

Our customers are primarily commercial organizations headquartered in the United States. Accounts receivable are generally unsecured. In 2007, 2006 and 2005, one customer, GE Equipment Services accounted for 40.3%, 49.5% and 31.4% of our revenues, respectively. We have no bad debt expense from this customer. In 2005, we recognized $2.1 million, or 13% of our consolidated revenues, upon installation of a gateway earth station sold pursuant to a contract entered into with LeoSat LLP in 2003.

Vendor risk

Currently, substantially all of our subscriber communicators are manufactured by a contract manufacturer, Delphi Automotive Systems LLC, a subsidiary of Delphi Corporation, which is under bankruptcy protection. Our communicators are manufactured by a Delphi affiliate in Mexico, which we do not believe will be impacted by the Delphi bankruptcy.

Market rate risk

As of December 31, 2007, included in cash and cash equivalents are U.S. Treasury Securities totaling $112.4 million. The primary objectives of our investment activities are to preserve capital, maintain sufficient liquidity to meet operating requirements while at the same time maximizing income we receive from our investments without significantly increasing our risk. Due to the high investment quality and short duration of these U.S. Treasury Securities, we do not believe that we have any material exposure to changes in the fair value as a result of changes in interest rates. Declines in interest rates, however will reduce future income. A hypothetical 1% movement in market interest rates would not have a significant impact on interest income.

Item 8.	Financial Statements and Supplementary Data

The consolidated financial statements of ORBCOMM Inc., and subsidiaries including the notes thereto and the report thereon, is presented beginning at page F-1 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

In connection with preparation of this Annual Report on From 10-K, we carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2007, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2007. The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its attestation report which is included below.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2007, that are materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
ORBCOMM Inc.

We have audited the internal control over financial reporting of ORBCOMM Inc. and subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers or persons performing similar functions, and effected by the company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of effectiveness of the internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2007, of the Company and our report dated March 17, 2008 expressed an unqualified opinion on the consolidated financial statements and financial statement schedule and included an explanatory paragraph which indicates that the Company changed its method of accounting for uncertain tax positions to adopt the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income taxes, an interpretation of FASB Statement No. 109.

/s/ Deloitte & Touche LLP
New York, New York
March 17, 2008

Item 9B.	Other information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Identification of Directors

Reference is made to the information regarding directors under the heading “Election of Directors (Proposal 1)” in the Proxy Statement for our 2008 Annual Meeting of stockholders to be held on May 2, 2008, ( the “2008 Proxy Statement”), which information is hereby incorporated by reference.

Identification of Executive Officers

Reference is made to the information regarding executive officers under the heading “Executive Officers of the Registrant” in Part I, Item 1 of this Annual Report on Form 10-K.

Identification of Audit Committee and Audit Committee Financial Expert

Reference is made to the information regarding directors under the heading “Election of Directors (Proposal 1) Board of Directors and Committees — Audit Committee” in our 2008 Proxy Statement, which information hereby is incorporated by reference.

Material Changes to Procedures for Recommending Directors

Reference is made to the information regarding directors under the heading “Election of Directors (Proposal 1)” in our 2008 Proxy Statement, which information is hereby incorporated by reference.

Compliance with Section 16(a) of the Exchange Act

Reference is made to the information under the heading “Section 16(a) Beneficial Ownership Reporting Compliance — Board of Directors and Committees” in our 2008 Proxy Statement, which information is hereby incorporated by reference.

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

Reference is made to the information under the heading “Executive Compensation” in our 2008 Proxy Statement, which information is hereby incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership

Reference is made to the information under the heading “Security Ownership of Certain Beneficial Owners and Management” in our 2008 Proxy Statement, which information is hereby incorporated by reference.

Equity Compensation Plan Information

Reference is made to the information under the heading “Equity Compensation Plan Information” in our 2008 Proxy Statement, which information is hereby incorporated by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Reference is made to the information under the heading “Certain Relationships and Transactions with Related Persons” in our 2008 Proxy Statement, which information is hereby incorporated by reference.

Item 14.	Principal Accountant Fees and Services

Reference is made to the information under the heading “Ratification of Selection of Independent Registered Public Accounting Firm (Proposal 2) — Principal Accountant Fees” in our 2008 Proxy Statement, which information is hereby incorporated by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, ORBCOMM Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fort Lee, State of New Jersey, on March 17, 2008.

ORBCOMM Inc.

By:	/s/ Jerome B. Eisenberg
Jerome B. Eisenberg
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 17, 2008 by the following persons in the capacities indicated:

Signature		Title

/s/ Jerome B. Eisenberg Jerome B. Eisenberg		Chairman of the Board and Chief Executive Officer, and Director (principal executive officer)

/s/ Marco Fuchs* Marco Fuchs		Director

/s/ Didier Delepine* Didier Delepine		Director

/s/ John Major* John Major		Director

/s/ Hans E.W. Hoffmann* Hans E.W. Hoffmann		Director

/s/ Gary H. Ritondaro* Gary H. Ritondaro		Director

/s/ Marc J. Eisenberg Marc J. Eisenberg		Director

/s/ Robert G. Costantini Robert G. Costantini		Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

*By:	/s/ Christian G. LeBrun Christian G. LeBrun, Attorney-in-Fact**

**By authority of the power of attorney filed as Exhibit 24 hereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ORBCOMM Inc.
Fort Lee, New Jersey

We have audited the accompanying consolidated balance sheets of ORBCOMM Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for uncertain tax positions to adopt the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB No. 109, effective January 1, 2007, and its method of accounting for stock-based compensation to adopt the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, effective January 1, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 17, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New York, New York
March 17, 2008

ORBCOMM Inc.

Consolidated Balance Sheets
(in thousands, except share data)

	December 31,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$115,587	$62,139
Marketable securities	—	38,850
Accounts receivable, net of allowances for doubtful accounts of $388 and $297	5,284	5,185
Inventories	2,722	3,528
Advances to contract manufacturer	158	177
Prepaid expenses and other current assets	1,078	1,354

Total current assets	124,829	111,233
Long-term receivable	542	372
Satellite network and other equipment, net	49,704	29,131
Intangible assets, net	5,572	7,058
Other assets	992	299
Deferred tax asset	184	—

Total assets	$181,823	$148,093

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,373	$3,438
Accrued liabilities	12,305	4,915
Current portion of deferred revenue	1,435	2,083

Total current liabilities	18,113	10,436
Note payable — related party	1,170	879
Deferred revenue, net of current portion	1,507	8,066
Other liability	184	—

Total liabilities	20,974	19,381

Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.001; 250,000,000 shares authorized; 41,658,066 and 36,923,715 shares issued and outstanding	42	37
Additional paid-in capital	224,899	188,917
Accumulated other comprehensive loss	(656)	(395)
Accumulated deficit	(63,436)	(59,847)

Total stockholders’ equity	160,849	128,712

Total liabilities and stockholders’ equity	$181,823	$148,093

See notes to consolidated financial statements.

ORBCOMM Inc.

Consolidated Statements of Operations
(in thousands, except per share data)

	Years ended December 31,
	2007	2006	2005

Revenues:
Service revenues	$17,717	$11,561	$7,804
Product sales	10,435	12,959	7,723

Total revenues	28,152	24,520	15,527

Costs and expenses(1):
Costs of services	7,990	8,714	6,223
Costs of product sales	10,078	12,092	6,459
Selling, general and administrative	17,687	15,731	9,344
Product development	1,060	1,814	1,341

Total costs and expenses	36,815	38,351	23,367

Loss from operations	(8,663)	(13,831)	(7,840)
Other income (expense):
Interest income	5,258	2,582	66
Other income	25	271	—
Interest expense, including amortization of deferred debt issuance costs and debt discount of $31 in 2005	(209)	(237)	(308)
Loss on extinguishment of debt	—	—	(1,016)

Total other income (expense)	5,074	2,616	(1,258)

Net loss	$(3,589)	$(11,215)	$(9,098)

Net loss applicable to common shares (Note 5)	$(3,589)	$(29,646)	$(14,248)

Net loss per common share:
Basic and diluted	$(0.09)	$(2.80)	$(2.51)

Weighted average common shares outstanding:
Basic and diluted	39,706	10,601	5,683

(1) Stock-based compensation included in costs and expenses:
Costs of services	$383	$425	$7
Costs of product sales	116	71	—
Selling, general and administrative	3,878	3,355	183
Product development	68	94	11

	$4,445	$3,945	$201

See notes to consolidated financial statements.

ORBCOMM Inc.

Consolidated Statements of Cash Flows
(in thousands)

	Years ended December 31,
	2007	2006	2005

Cash flows from operating activities:
Net loss	$(3,589)	$(11,215)	$(9,098)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Change in allowance for doubtful accounts	91	(374)	82
Inventory impairments	—	361	115
Depreciation and amortization	2,415	2,373	1,982
Amortization of deferred debt issuance costs and debt discount	—	—	31
Accretion on note payable — related party	131	131	33
Loss on extinguishment of debt	—	—	1,016
Stock-based compensation	4,445	3,945	201
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(360)	(1,161)	1,014
Inventories	806	(1,964)	(642)
Advances to contract manufacturer	19	524	3,046
Prepaid expenses and other assets	(417)	(95)	(366)
Accounts payable and accrued liabilities	207	(2,913)	2,902
Deferred revenue	21	1,522	3,325

Net cash provided by (used in) operating activities	3,769	(8,866)	3,641

Cash flows from investing activities:
Capital expenditures	(20,043)	(22,357)	(4,066)
Purchases of marketable securities	(58,325)	(43,850)	—
Sales of marketable securities	97,175	5,000	—
Contingent purchase price payment made in connection with the acquisition of Satcom International Group plc	—	(3,631)	—
Acquisition of business, net of cash acquired	—	—	33

Net cash provided by (used in) investing activities	18,807	(64,838)	(4,033)

Cash flows from financing activities:
Proceeds from issuance of common stock in connection with initial public offering, net of underwriters’ discounts and commissions and offering costs of $11,447	—	90,092	—
Proceeds from issuance of common stock in connection with secondary public offering, net of underwriters’ discounts and commissions and offering costs of $3,318	31,010	—	—
Proceeds from issuance of Series B preferred stock, net of issuance costs of $113 and $4,328	—	1,465	41,702
Proceeds from issuance of 10% convertible bridge notes	—	—	25,019
Proceeds from exercise of warrants and options	572	1,558	—
Payment made to holders of Series B preferred stock for consent to the automatic conversion into common stock in connection with the initial public offering	—	(10,111)	—
Payment of Series A preferred stock dividends	—	(8,027)	—
Payment of Series B preferred stock dividends	—	(7,467)	—
Payment of offering costs in connection with initial public offering	(609)	—	—
Payments for deferred financing costs	—	—	(1,047)

Net cash provided by financing activities	30,973	67,510	65,674

Effect of exchange rate changes on cash and cash equivalents	(101)	(330)	65

Net increase (decrease) in cash and cash equivalents	53,448	(6,524)	65,347
Cash and cash equivalents:
Beginning of year	62,139	68,663	3,316

End of year	$115,587	$62,139	$68,663

Supplemental cash flow disclosures (Note 17):
Interest paid	$—	$—	$187

See notes to consolidated financial statements.

ORBCOMM Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)
Years ended December 31, 2007, 2006 and 2005
(in thousands, except share data)

				Accumulated
			Additional	other		Total
	Common Stock		paid-in	comprehensive	Accumulated	stockholders’	Comprehensive
	Shares	Amount	capital	income (loss)	deficit	equity (deficit)	loss

Balances, January 1, 2005	5,657,934	$6	$10,695	$—	$(39,534)	$(28,833)

Common stock issued	32,083	—	136	—	—	136

Accrued Series A preferred stock dividends	—	—	(4,709)	—	—	(4,709)

Accretion of preferred stock issuance costs	—	—	(441)	—	—	(441)

Stock-based compensation	—	—	201	—	—	201

Net loss	—	—	—	—	(9,098)	(9,098)	$(9,098)

Cumulative translation adjustment	—	—	—	90	—	90	90

							$(9,008)

Balances, December 31, 2005	5,690,017	6	5,882	90	(48,632)	(42,654)

Accretion of preferred stock issuance costs	—	—	(854)	—	—	(854)

Series B preferred stock dividend	—	—	(7,467)	—	—	(7,467)

Initial public offering of common stock, net of underwriters’ discounts and commissions and offering costs	9,230,800	9	89,473	—	—	89,482

Conversion of convertible reedemable Series A and B preferred stock into common stock	21,383,318	21	106,492	—	—	106,513

Consent payment to holders of Series B preferred stock for the automatic conversion into common stock in connection with IPO	—	—	(10,111)	—	—	(10,111)

Exercise of warrants	619,580	1	1,557	—	—	1,558

Stock-based compensation	—	—	3,945	—	—	3,945

Net loss	—	—	—	—	(11,215)	(11,215)	$(11,215)

Cumulative translation adjustment	—	—	—	(485)	—	(485)	(485)

							$(11,700)

Balances, December 31, 2006	36,923,715	37	188,917	(395)	(59,847)	128,712

Secondary public offering of common stock, net of underwriters’ discounts and commissions and offering costs	2,985,000	3	30,967	—	—	30,970

Exercise of warrants and options	1,419,230	2	570	—	—	572

Vesting of restricted stock units	330,121	—	—	—	—	—

Stock-based compensation	—	—	4,445	—	—	4,445

Net loss	—	—	—	—	(3,589)	(3,589)	$(3,589)

Cumulative translation adjustment	—	—	—	(261)	—	(261)	(261)

							$(3,850)

Balances, December 31, 2007	41,658,066	$42	$224,899	$(656)	$(63,436)	$160,849

See notes to consolidated financial statements.

Notes to consolidated financial statements
(In thousands, except share and per share amounts)

Note 1.	Organization and Business

ORBCOMM Inc. (“ORBCOMM” or the “Company”), a Delaware corporation is a satellite-based data communication company that operates a two-way global wireless data messaging system optimized for narrowband data communication. In 2007, the Company began providing terrestrial-based cellular communication services through a re-seller agreement with a major cellular wireless provider. These terrestrial-based cellular communications services commenced in the third quarter of 2007 and revenues from such services were not significant in 2007. The Company provides these services through a constellation of 29 owned and operated low-Earth orbit satellites and accompanying ground infrastructure through which small, low power, fixed or mobile subscriber communicators (“Communicators”) and cellular wireless subscriber identity modules, or SIMS, that can be connected to other public or private networks, including the Internet and the cellular wireless provider’s networks (collectively, the “ORBCOMM System”). The ORBCOMM System is designed to enable businesses and government agencies to track, monitor, control and communicate with fixed and mobile assets located nearly anywhere in the world.

The Company was formed in October 2003. On February 17, 2004, the members of ORBCOMM LLC contributed all of their outstanding membership interests to the Company in exchange for shares of common stock of the Company, representing ownership interests in the Company equal in proportion to the prior ownership interests of ORBCOMM LLC. As a result, ORBCOMM LLC became a wholly owned subsidiary of the Company (such transaction, in combination with the issuances of Series A preferred stock pursuant to the Stock Purchase Agreement is referred to as the “Reorganization”). The Reorganization was accounted for as a reverse acquisition of the Company by ORBCOMM LLC. Accordingly, the historical consolidated financial statements of ORBCOMM LLC became the historical consolidated financial statements of the Company

Note 2.	Public Offerings

On November 8, 2006, the Company completed its initial public offering (“IPO”) of 9,230,800 shares of common stock at a price of $11.00 per share. The Company received net proceeds of approximately $89,500 from the IPO after deducting underwriters’ discounts and commissions and offering costs in the aggregate amount of $11,447. From the net proceeds, the Company paid accumulated and unpaid dividends totaling $7,467 to the holders of Series B preferred stock, contingent purchase price consideration of $3,631 relating to the Satcom acquisition (see Note 6) and a consent fee of $10,111 to the holders of Series B preferred stock (see Note 12). All outstanding shares of Series A and B preferred stock automatically converted into an aggregate of 21,383,318 shares of common stock upon completion of the IPO.

On May 31, 2007, the Company closed a secondary public offering of 8,050,000 shares of its Common stock at a price of $11.50 per share. An aggregate of 2,985,000 shares of common stock were sold by the Company and 5,065,000 shares were sold by certain stockholders of the Company, which included 1,050,000 shares sold upon full exercise of the underwriters’ over-allotment option. The Company received net proceeds of approximately $30,970, after deducting underwriters’ discounts and commissions and offering costs of $3,358 of which $40 has not been paid as of December 31, 2007. The Company did not receive any proceeds from the shares of common stock sold by the selling stockholders (see Note 12).

The Company has incurred losses from inception including a net loss $3,589 in 2007 and as of December 31, 2007, the Company has an accumulated deficit of $63,436. As of December 31, 2007, the Company’s primary source of liquidity consisted of cash and cash equivalents, which the Company believes will be sufficient to provide working capital and fund capital expenditures including the deployment of its quick-launch satellites and investments in its next-generation satellites for the next twelve months.

Notes to consolidated financial statements
(In thousands, except share and per share amounts)

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

Investments in entities over which the Company has the ability to exercise significant influence but does not have a controlling interest are accounted for under the equity method of accounting. The Company considers several factors in determining whether it has the ability to exercise significant influence with respect to investments, including, but not limited to, direct and indirect ownership level in the voting securities, active participation on the board of directors, approval of operating and budgeting decisions and other participatory and protective rights. Under the equity method, the Company’s proportionate share of the net income or loss of such investee is reflected in the Company’s consolidated results of operations. Although the Company owns interests in companies that it accounts for pursuant to the equity method, the investments in those entities had no carrying value as of December 31, 2007 and 2006, and the Company had no equity in the earnings or losses of those investees for the years ended December 31, 2007, 2006 and 2005. Non-controlling interests in companies are accounted for by the cost method where the Company does not exercise significant influence over the investee. The Company’s cost basis investments had no carrying value as of December 31, 2007 and 2006.

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses at the date of the consolidated financial statements and during the reporting periods, and to disclose contingent assets and liabilities at the date of the consolidated financial statements. Actual results could differ from those estimates. The most significant estimates relate to the allowances for doubtful accounts, the useful lives and impairment of the Company’s satellite network, other equipment and license rights, inventory valuation, the fair value of acquired assets, the fair value of securities underlying share-based payment arrangements, uncertain tax positions and the realization of deferred tax assets.

Revenue recognition

Product revenues are derived sales of Communicators, SIMS, and other equipment such as gateway earth stations and gateway control centers to customers. The Company derives service revenues from both the utilization of Communicators and SIMS, on the ORBCOMM System from its resellers (i.e., its value added resellers (“VARs”), international value added resellers (“IVARs”), international licensees and country representatives) and direct customers and reselling of airtime using the cellular provider’s wireless network. These service revenues consist of subscriber-based and recurring monthly usage fees and generally a one-time activation fee for each Communicator and SIMS activated for use. Usage fees charged to customers are based upon the number, size and frequency of data transmitted by a customer and the overall number of Communicators and SIMS activated by each customer. Usage fees charged to the Company’s VARs, IVARs, international licensees and country representatives are charged primarily based on the overall number of Communicators and SIMS activated by the VAR, IVAR, international licensee or country representative and the total amount of data transmitted by their customers. The Company also earns revenues from providing engineering, technical and management support services to customers, and a one-time royalty fee relating to the manufacture of Communicators from third parties under a manufacturing agreement.

Revenues generated from the sale of Communicators and other products are either recognized when the products are shipped or when customers accept the products, depending on the specific contractual terms. Sales of

Notes to consolidated financial statements
(In thousands, except share and per share amounts)

Communicators and other products are not subject to return and title and risk of loss pass to the customer at the time of shipment. Sales of SIMS are subject to return and title and risk of loss pass to the customer at the time of shipment as the Company does not have a sufficient historical experience on which to make a reasonable estimate of the amount of SIMS returns that will occur, accordingly revenues on the sales of SIMS is deferred until the return privilege has substantially expired. Sales of Communicators and SIMS are primarily to VARs and IVARs are not bundled with services arrangements. Revenues from sales of gateway earth stations and related products are recognized upon customer acceptance. Revenues from the activation of both Communicators and SIMS are initially recorded as deferred revenues and are, thereafter, recognized ratably over the term of the agreement with the customer, generally three years. Revenues generated from monthly usage and administrative fees and engineering services are recognized when the services are rendered. Revenues generated from royalties relating to the manufacture of Communicators by third parties are recognized when the third party notifies the Company of the units it has manufactured and a unique serial number is assigned to each unit by the Company.

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

Costs of revenues

Costs of product sales includes the purchase price of products sold, shipping charges, payroll and payroll related costs, including stock-based compensation for employees who are directly associated with fulfilling product sales and depreciation and amortization of assets used to deliver products. Costs of services is comprised of payroll and related costs, including stock-based compensation, materials and supplies, depreciation and amortization of assets used to provide services.

Foreign currency translation

The Company has foreign operations where the functional currency has been determined to be the local currency. For operations where the local currency is the functional currency, assets and liabilities are translated using end-of-period exchange rates; revenues, expenses and cash flows are translated using average rates of exchange. For these operations, currency translation adjustments are recognized in accumulated other comprehensive loss. Transaction gains and losses are recognized in the determination of net income or loss.

Fair value of financial instruments

The carrying value of the Company’s short-term financial instruments, including cash, accounts receivable, accounts payable and accrued expenses approximated their fair value due to the short-term nature of these items.

Notes to consolidated financial statements
(In thousands, except share and per share amounts)

There is no market value information available for the Company’s long-term receivables and a reasonable estimate could not be made without incurring excessive costs.

Cash and cash equivalents

The Company considers all liquid investments with maturities of three months or less, at the time of purchase, to be cash equivalents.

Marketable securities

Marketable securities consist of floating rate redeemable municipal debt securities which have stated maturities ranging from twenty to forty years. The Company classifies these securities as available-for-sale. Management determines the appropriate classification of its investments at the time of purchase and at each balance sheet date. Available-for-sale securities are carried at fair value with unrealized gains and losses, if any, reported in accumulated other comprehensive income. Interest received on these securities is included in interest income. Realized gains or losses upon disposition of available-for-sale securities are included in other income. As of December 31, 2007, the Company did not have any marketable securities. As of December 31, 2006, the fair value of these securities approximates cost.

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

Long-term receivables represent amounts due from the sale of products and services to customers that are collateralized by assets whose estimated fair value exceeds the carrying value of the receivables.

During the years ended December 31, 2007, 2006 and 2005, one customer comprised 40.3%, 49.5%, 31.4% of revenues, respectively. During 2005, a second customer comprised 13.5% of revenues, resulting from the sale of a gateway earth station to that customer. At December 31, 2007 and 2006, one customer accounted for 42.8% and 60.3% of accounts receivable, respectively.

A significant portion of the Company’s Communicators are manufactured under a contract with Delphi Automotive Systems LLC, a subsidiary of Delphi Corporation, which is under bankruptcy protection. The Communicators are manufactured by a Delphi affiliate in Mexico, which the Company does not believe will be impacted by the Delphi bankruptcy. As of December 31, 2007, there has been no interruption to the supply of Communicators from Delphi.

The Company does not currently maintain in-orbit insurance coverage for its satellites to address the risk of potential systemic anomalies, failures or catastrophic events affecting the existing satellite constellation. If the Company experiences significant uninsured losses, such events could have a material adverse impact on the Company’s business.

Inventories

Inventories are stated at the lower of cost or market, determined on a first-in, first-out basis. Inventory represents finished goods available for sale to customers. The Company regularly reviews inventory quantities on

Notes to consolidated financial statements
(In thousands, except share and per share amounts)

hand and adjusts the carrying value of excess and obsolete inventory based on historical demand, as well as an estimated forecast of product demand. Impairment charges for excess and obsolete inventory are recorded in costs of product sales in the accompanying consolidated statements of operations and amounted to approximately $361 and $115 for the years ended December 31, 2006 and 2005.

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

Assets under construction primarily consists of costs relating to the design, development and launch of the Coast Guard demonstration satellite, payload, bus and launch procurement agreements for the quick-launch satellites and other related costs, design of the next-generation satellites and upgrades to the Company’s infrastructure and the Ground Segment. Once these assets are placed in service they will be transferred to satellite network and then depreciation will be recognized using the straight-line method over the estimated lives of the assets. No depreciation has been recorded on these assets as of December 31, 2007.

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

Intangible assets

Intangible assets consist primarily of licenses acquired from affiliates to market and resell the Company’s services in certain foreign geographic areas and related regulatory approvals to allow the Company to provide its services in various countries and territories. The Company’s intangible assets also include acquired intellectual property related to the manufacture of Communicators. Intangible assets are amortized using the straight line method over the estimated useful lives of the assets. Intangible assets are stated at their acquisition cost less accumulated amortization. The Company does not have any indefinite lived intangible assets at December 31, 2007 and 2006.

Notes to consolidated financial statements
(In thousands, except share and per share amounts)

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

The Company accounts for the intrinsic value of beneficial conversion rights arising from the issuance of convertible debt instruments with conversion rights that are “in-the-money” at the commitment date pursuant to Emerging Issues Task Force (“EITF”) Issue No. 98-5 and EITF Issue No. 00-27. Such value is measured based on the relative fair value of the detachable convertible instrument and the associated debt and is allocated to additional paid-in-capital and recorded as a reduction in the carrying value of the related debt. The intrinsic value of beneficial conversion rights is amortized to interest expense from the issuance date through the earliest date the underlying debt instrument can be converted, using the effective interest method.

Warrants, or any other detachable instruments issued in connection with debt financing agreements are valued using the relative fair value method and allocated to additional paid-in capital and recorded as a reduction in the carrying value of the related debt. This discount is amortized to interest expense from the issuance date through the maturity date of the debt using the effective interest method.

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

Convertible redeemable preferred stock

At the time of issuance, preferred stock is recorded at its gross proceeds less issuance costs. The carrying value is increased to the redemption value using the effective interest method over the period from the date of issuance to the earliest date of redemption. The carrying value of preferred stock is also increased by cumulative unpaid dividends. At December 31, 2007 and 2006, the Company did not have any issued and outstanding convertible redeemable preferred stock.

Income taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, (“SFAS 109”). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when realization of deferred tax assets is not considered more likely than not.

Notes to consolidated financial statements
(In thousands, except share and per share amounts)

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of SFAS 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of January 1, 2007, the Company had no significant unrecognized tax benefits.

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

The Company adopted SFAS 123(R) using the modified prospective transition method. Under that transition method, stock-based compensation expense recognized subsequent to January 1, 2006 includes stock-based compensation expense for all share-based payments granted prior to, but not vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) and stock-based compensation expense for all share-based payments granted on or after January 1, 2006, based on the grant-date fair value, estimated in accordance with provisions of SFAS 123(R).

SFAS 123(R) requires the measurement and recognition of compensation expense for all shared-based payment awards made to employees and directors based on estimated fair values. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period. For awards with performance conditions, an evaluation is made at the grant date and future periods as to the likelihood of the performance criteria being met. Compensation expense is adjusted in future periods for subsequent changes in the expected outcome of the performance conditions until the vesting date. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS No. 123 for the period prior to January 1, 2006 (see note 4), the Company accounted for forfeitures as they occurred. In accordance with the modified prospective transition method, prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

Prior to January 1, 2006, the Company accounted for stock-based compensation arrangements with employees in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, using the intrinsic value method of accounting which requires charges to stock-based compensation expense for the excess, if any, of the fair value of the underlying stock at the date an employee stock option is granted (or at an appropriate subsequent measurement date) over the amount the employee must pay to acquire the stock. For the year ended December 31, 2005 , the Company recorded the intrinsic value per share as stock-based compensation over the applicable vesting period, using the straight-line method. Stock-based awards to nonemployees prior to January 1, 2006 were accounted for under the provisions of SFAS No. 123 and EITF Issue No. 96-18, Accounting for Equity Instruments Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

Notes to consolidated financial statements
(In thousands, except share and per share amounts)

Recent accounting pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles and expand disclosures about fair value measurements. SFAS 157 requires quantitative disclosures using a tabular format in all periods (interim and annual) and qualitative disclosures about the valuation techniques used to measure fair value in all annual periods. SFAS 157 will be effective for the Company beginning January 1, 2008, except with respect to its nonfinancial assets for which the effective date is January 1, 2009. The Company does not believe that the adoption of SFAS 157 will have a material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 will be effective for the Company on January 1, 2008. The Company did not elect the fair value option for any of its eligible financial instruments on the effective date.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires that a noncontrolling interest in a subsidiary be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements. It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. SFAS 160 is effective for the Company on January 1, 2009. The Company is currently evaluating the impact SFAS 160 will have on its consolidated financial statements.

In December 2007, the FASB issued No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R broadens the guidance of SFAS 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. SFAS 141R expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations. SFAS 141R is effective for the Company on January 1, 2009. The impact of adopting SFAS 141R will be dependent on the business combinations that the Company may pursue after its effective date.

Note 4.	Stock-based Compensation

The Company’s share-based compensation plans consist of its 2006 Long-Term Incentives Plan (the “2006 LTIP”) and its 2004 Stock Option Plan. As of December 31, 2007, there were 3,512,620 available for grant under the 2006 LTIP and no shares were available for grant under the 2004 stock option plan.

For the years ended December 31, 2007, 2006 and 2005, the Company recognized stock-based compensation expense of $4,445, $3,945 and $201, respectively. The Company has not recognized and does not expect to recognize in the foreseeable future, any tax benefit related to stock-based compensation as a result of the full valuation allowance on its net deferred tax assets and its net operating loss carryforwards.

Notes to consolidated financial statements
(In thousands, except share and per share amounts)

The components of the Company’s stock-based compensation expense are presented below:

	For the Years Ended December 31,
	2007	2006	2005

Stock options	$254	$651	$201
Restricted stock units	3,586	2,904	—
Stock appreciation rights	605	390	—

Total	$4,445	$3,945	$201

As of December 31, 2007, the Company had unrecognized compensation costs for all share-based payment arrangements totaling $2,397.

2006 LTIP

In September 2006, the Company’s stockholders approved the 2006 LTIP under which awards for an aggregate amount of 4,658,207 shares of common stock are authorized for grants to directors and employees. The number of shares authorized for grant under the 2006 LTIP includes 202,247 shares of common stock remaining available for grant under the Company’s 2004 Stock Option Plan as of December 31, 2006 and will be increased by the number of shares underlying awards under the 2004 stock option plan that have been cancelled or forfeited since that date. At December 31, 2007, the number of shares available for grant under the 2006 LTIP increased by 11,832 shares underlying awards under the 2004 stock option plan that have been cancelled or forfeited during 2007. The 2006 LTIP provides for grants and awards of stock options, stock appreciation rights (“SARs”), common stock, restricted stock, restricted stock units (“RSUs”), performance units and performance shares. Stock options granted pursuant to the 2006 LTIP Plan have a maximum term of 10 years. The SARs expire 10 years from the date of grant and are payable in cash, shares of common stock or a combination of both upon exercise, as determined by the Compensation Committee. The 2006 LTIP is administrated by the Compensation Committee of the Company’s Board of Directors, which selects persons eligible to receive awards under the 2006 LTIP and determines the number, terms, conditions, performance measures and other provisions of the awards.

In October 2006, the Compensation Committee approved the issuance of 1,059,280 RSUs to employees of the Company. Upon vesting, subject to payment of withholding taxes, the holders of the RSUs are entitled to receive an equivalent number of common shares.. An aggregate of 532,880 RSUs are time-based awards that vest in three equal installments, subject to continued employment on January 1, 2007, 2008 and 2009. An aggregate of 526,400 RSUs are performance-based awards that will vest upon attainment of various operational and financial performance targets established for each of fiscal 2006, 2007 and 2008 by the Compensation Committee or the Board of Directors and continued employment by the employee through dates the Compensation Committee has determined that the performance targets have been achieved.

In October 2006, the Compensation Committee approved the issuance of 413,334 SARs to certain executive officers of the Company. An aggregate of 66,667 are time-based SARs that vest in three equal installments subject to continued employment on January 1, 2007, 2008 and 2009. An aggregate of 346,667 SARs are performance-based awards that will vest upon attainment of various operational and financial performance targets established for each of fiscal 2006, 2007 and 2008 by the Compensation Committee or the Board of Directors and continued employment by the executive officers through dates the Compensation Committee has determined that the performance targets have been achieved.

Time-Based Restricted Stock Units

In 2007, the Company granted 20,900 time-based RSUs. These RSUs vest over various periods through January 2009.

Notes to consolidated financial statements
(In thousands, except share and per share amounts)

A summary of the Company’s time-based RSUs for the year ended December 31, 2007 is as follows:

		Weighted-Average Grant Date
	Shares	Fair Value

Balance at January 1, 2007	528,087	$11.00
Granted	20,900	12.74
Vested	(185,990)	10.81
Forfeited or expired	(6,459)	11.00

Balance at December 31, 2007	356,538	$11.20

For the years ended December 31, 2007 and 2006, the Company recorded stock-based compensation expense of $2,174 and $1,925 related to the time-based RSUs, respectively. As of December 31, 2007, $1,906 of total unrecognized compensation cost related to the time-based RSUs granted is expected to be recognized through January 2009.

Performance-Based Restricted Stock Units

In 2007, 144,058 previously issued performance-based RSUs were granted for accounting purposes when the Compensation Committee established performance targets for fiscal 2007. As of December 31, 2007, the Company estimates that these performance targets will be achieved at a rate of 43%, resulting in 61,502 performance-based RSUs vesting over various periods through January 2009. During 2007, the achievement of performance targets resulted in the vesting of 151,531 performance-based RSUs.

As of December 31, 2007 the Company has issued 129,784, performance-based RSUs that are not considered granted for accounting purposes as the Compensation Committee has not established performance targets for fiscal 2008.

A summary of the Company’s performance-based RSUs for the year ended December 31, 2007 is as follows:

		Weighted-Average Grant Date
	Shares	Fair Value

Balance at January 1, 2007	257,484	$11.00
Granted	144,058	13.00
Vested	(151,531)	11.00
Forfeited or expired	(70,607)	11.07

Balance at December 31, 2007	179,404	$12.58

For the years ended December 31, 2007 and 2006, the Company recorded stock-based compensation expense of $1,412 and $979 related to the performance-based RSUs, respectively. As of December 31, 2007, $214 of total unrecognized compensation cost related to the performance-based RSUs granted is expected to be recognized over periods through January 2009.

The grant date fair value of the performance-and time-based RSU awards granted in 2007 is based upon the closing stock price of the Company’s common stock on the date of grant. The grant date fair value of the time and performance-based RSUs granted in 2006 was determined to be $11.00 per common share, the price of the Company’s common stock sold in its IPO.

Notes to consolidated financial statements
(In thousands, except share and per share amounts)

Time-based Stock Appreciation Rights

A summary of the Company’s time-based SARs for the year ended December 31, 2007 is as follows:

			Weighted- Average
			Remaining	Aggregate
	Number of	Weighted-Average	Contractual	Intrinsic Value
	Shares	Exercise Price	Term (years)	(in thousands)

Outstanding at January 1, 2007	66,667	$11.00
Granted	—	—
Forfeited or expired	—	—

Outstanding at December 31, 2007	66,667	$11.00	8.75	$—

Exercisable at December 31, 2007	22,222	$11.00	8.75	$—

Vested and expected to vest at December 31, 2007	66,667	$11.00	8.75	$—

For the years ended December 31, 2007 and 2006, the Company recorded stock-based compensation expense of $122 and $119 relating to the time-based SARs, respectively. As of December 31, 2007, $120 of total unrecognized compensation cost related to the time-based SARs is expected to be recognized ratably through January 1, 2009. The grant date fair value of these SARs was $5.41.

Performance-Based Stock Appreciation Rights

In 2007, 115,556 previously issued performance-based SARs were granted for accounting purposes when the Compensation Committee established performance targets for fiscal 2007. As of December 31, 2007, the Company estimates that the performance targets will be achieved at a rate of 39%, resulting in 44,610 performance-based SARs vesting through March 2008. During 2007, the achievement of performance targets resulted in the vesting of 101,731 performance-based SARs.

As of December 31, 2007, the Company has issued 115,555 performance-based SARs that are not considered granted for accounting purposes as the Compensation Committee has not established performance targets for fiscal 2008.

A summary of the Company’s performance-based SARs for the year ended December 31, 2007 is as follows:

			Weighted-Average
			Remaining	Aggregate
	Number of	Weighted-Average	Contractual	Intrinsic Value
	Shares	Exercise Price	Term (years)	(in thousands)

Outstanding at January 1, 2007	115,556	$11.00
Granted	115,556	11.00
Forfeited or expired	(13,823)	11.00

Outstanding at December 31, 2007	217,289	$11.00	8.97	$—

Exercisable at December 31, 2007	101,733	$11.00	8.75	$—

Vested and expected to vest at December 31, 2007	146,344	$11.00	8.88	$—

The weighted-average grant date fair value of the performance-based SARs granted during the years ended December 31, 2007 and 2006 was $6.19 and $5.18 per share, respectively.

For the years ended December 31, 2007 and 2006, the Company recorded stock-based compensation expense of $483 and $271 relating to the performance-based SARs, respectively. As of December 31, 2007, $49 of total

Notes to consolidated financial statements
(In thousands, except share and per share amounts)

unrecognized compensation cost related to the performance-based SARs is expected to be recognized through the first quarter of 2008.

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

	Years Ended December 31,
	2007	2006

Risk-free interest rate	4.93%	4.66%
Expected life (years)	5.5	5.50 to 6.00
Estimated volatility	43.95%	43.85%
Expected dividends	None	None

In December 2006, the Company’s Board of Directors gave employees and executive officers of the Company an option to defer vesting for the RSUs and SARs awards. Certain employees of the Company accepted the option to defer vesting, subject to continued employment to May 21, 2007, 2008 and 2009, relating to their RSU awards, which created a modification in accordance with SFAS 123(R). A total of 269,926 time-based RSU awards and performance-based awards were modified. However, no additional stock-based compensation expense was recognized at the date of the modification as these awards were expected to vest under the original vesting terms and the fair value of Company’s common stock on the date of modification was lower then the fair value at the grant date.

Stock Options

Options granted under the 2004 Stock Option Plan have a maximum term of 10 years and vest over a period determined by the Company’s Board of Directors (generally four years) at an exercise price per share determined by the Board of Directors at the time of the grant. The 2004 stock option plan expires 10 years from the effective date, or when all options have been granted, whichever is sooner.

In February 2006, the Company granted an option to an employee to purchase 50,000 shares of common stock. The Company determined the fair value of its common stock underlying these stock options to be $15.00 per share. The weighted-average grant date fair value of the option was $11.16. The Company made such determination by considering a number of factors including the conversion price of its Series B preferred stock issued in December 2005 and January 2006, recent business developments, a discounted cash flow analysis of its projected financial results, and preliminary estimated price ranges related to the commencement of its process for an IPO.

The fair value of the 2006 stock option award was estimated on the date of grant using the Black-Scholes option pricing model with the assumptions described below. Expected volatility was based on the stock volatility for comparable publicly traded companies. The Company used the “simplified” method to anticipate the expected life of the 2006 stock option award based on the average of the vesting term and the contractual term. Estimated forfeitures were based on voluntary and involuntary termination behavior as well as analysis of actual stock option forfeitures. The risk-free interest rate was based on the U.S. Treasury yield curve at the time of the grant over the expected term of the 2006 stock option award.

Notes to consolidated financial statements
(In thousands, except share and per share amounts)

	Years Ended December 31,
	2007(1)	2006	2005(1)

Risk-free interest rate	—	4.64%	—
Expected life (years)	—	4.00	—
Expected volatility factor	—%	44.50%	—%
Expected dividends	None	—	None

(1)	There were no options granted in 2007 and 2005.

A summary of the status of the Company’s stock options as of December 31, 2007 is as follows:

			Weighted-Average
			Remaining	Aggregate
	Number of	Weighted-Average	Contractual	Intrinsic Value
	Shares	Exercise Price	Term (years)	(in thousands)

Outstanding at January 1, 2007	1,464,420	$3.09
Granted	—	—
Exercised	(619,631)	3.17
Forfeited or expired	(11,832)	4.26

Outstanding at December 31, 2007	832,957	$3.02	6.15	$2,724

Exercisable at December 31, 2007	822,538	$3.00	6.13	$2,709

Vested and expected to vest at December 31, 2007	832,616	$3.02	6.15	$2,723

During the year ended December 31, 2007, the Company issued 478,267 shares of common stock upon the cashless exercise of stock options to purchase 608,610 common shares with per share exercise prices of $2.33 to $4.26. In addition, the Company issued 11,021 shares of common stock upon the exercise of stock options at per share exercise prices of $2.33 to $4.26 and received gross proceeds of $36.

As of December 31, 2007, $108 of total unrecognized compensation cost related to stock options issued to employees is expected to be recognized over a weighted-average term of 1.2 years.

In 2005, the Company recognized $201 of stock-based compensation that was being recognized over the vesting periods for stock options that were granted to employees in 2004 having an exercise price per share less than the fair value of the Company’s common stock on the date of grant.

Prior to adopting the provisions of SFAS 123(R), the Company recorded stock-based compensation expense for employee stock options pursuant to APB No. 25, and provided the required pro forma disclosures of SFAS 123.

Notes to consolidated financial statements
(In thousands, except share and per share amounts)

The following table illustrates the pro forma effect on net loss and basic and diluted net loss per share for 2005 had the Company accounted for employee stock-based compensation in accordance with SFAS No. 123:

2005

Net loss applicable to common shares, as reported	$(14,248)
Add: Stock-based employee compensation determined under APB No. 25 and included in reported net loss	201
Deduct: Employee stock-based compensation determined under the fair value method for all awards, net of related tax effects	(530)

Pro forma net loss applicable to common shares	$(14,577)

Net loss per common share, basic and diluted:
As reported	$(2.51)

Pro forma	$(2.57)

Note 5.	Net Loss per Common Share

Basic net loss per common share is calculated by dividing net loss applicable to common stockholders (net loss adjusted for dividends required on preferred stock and accretion in preferred stock carrying value) by the weighted-average number of common shares outstanding for the year. Diluted net loss per common share is the same as basic net loss per common share, because potentially dilutive securities such as RSUs, SARs, stock options, stock warrants convertible preferred stock and convertible notes would have an antidilutive effect as the Company incurred a net loss for the years ended December 31, 2007, 2006 and 2005. The potentially dilutive securities excluded from the determination of basic and diluted loss per share, as their effect is antidilutive, are as follows:

	Years Ended December 31,
	2007	2006	2005

Common stock warrants	473,907	1,617,296	1,917,998
Stock options	832,957	1,464,420	1,461,707
RSUs	535,942	785,571	—
SARs	283,956	182,223	—
Series A convertible preferred stock	—	—	9,369,074
Series B convertible preferred stock	—	—	11,753,333
Series A preferred stock warrants	—	—	318,928

	2,126,762	4,049,510	24,821,040

In connection with the Company’s IPO all outstanding shares of Series A and Series B convertible preferred stock automatically converted into shares of common stock and all outstanding warrants to purchase Series A preferred stock were converted into warrants to purchase shares of common stock.

Notes to consolidated financial statements
(In thousands, except share and per share amounts)

For the years ended December 31, 2006 and 2005, the reconciliation between net loss and net loss applicable to common shares is as follows:

	Years Ended December 31,
	2006	2005

Net loss	$(11,215)	$(9,098)
Add: Preferred stock dividends and accretion of preferred stock carrying value	(8,320)	(5,150)
Add: Consent payment to holders of Series B preferred stock for the automatic conversion of the Series B preferred stock into common stock. (See Note 11)	(10,111)	—

Net loss applicable to common shares	$(29,646)	$(14,248)

Note 6.	Acquisition of interest in Satcom International Group plc.

On February 17, 2004, as a condition of the Reorganization, two officers of the Company, were required to enter into a definitive agreement, in order to eliminate any potential conflict of interest between the Company and the officers, to transfer to the Company all of their interests representing a majority of the outstanding voting shares of Satcom International Group plc. (“Satcom”) in exchange for (i) 620,000 shares of Series A preferred stock and (ii) a contingent payment in the event of a sale or IPO of the Company. However, the definitive agreement was subject to a completion of a reorganization of Satcom resulting in the conversion to equity of not less than 95% of the outstanding debt of Satcom by July 1, 2005 unless the parties elected to extend the date or agree otherwise. The officers of the Company held a substantial portion of the outstanding debt of Satcom. If the reorganization was not completed by July 1, 2005, or such later date, the Company could elect to take less than all of the interests of the officers; provided however, the Company must still issue the 620,000 shares of Series A preferred stock and make the contingent payment regardless of what portion of such interests the Company chose to purchase. The contingent payment would be equal to $2,000, $3,000 or $6,000 in the event of proceeds from such a sale or the valuation in an IPO exceeding $250,000, $300,000 or $500,000, respectively, subject to proration for amounts that fall in between these thresholds.

On October 7, 2005, Satcom and certain of its stockholders and noteholders consummated the reorganization of Satcom under the terms of the definitive agreement. Accordingly, the Company acquired, from the two officers, a 51% interest in Satcom in exchange for (i) 620,000 shares of Series A redeemable convertible preferred stock and the assumption of certain liabilities and (ii) a contingent payment in the event of a sale of or IPO of the Company.

Satcom owns 50% of ORBCOMM Europe LLC, a Delaware limited liability company (“ORBCOMM Europe”). Satcom has entered into country representative agreements with ORBCOMM Europe covering the United Kingdom, Ireland and Switzerland and has entered into a service license agreement with the Company covering substantially all of the countries of the Middle East and a significant number of countries of Central Asia, as well as a gateway services agreement with the Company. ORBCOMM Europe has entered into a service license agreement covering 43 jurisdictions in Europe and a gateway services agreement with the Company.

Upon the acquisition of Satcom on October 7, 2005, the Company became the primary beneficiary for accounting purposes of ORBCOMM Europe, and as such, the Company consolidates the entity. The beneficial interest holders and creditors of this variable interest entity do not have legal recourse to the general credit of the Company.

Upon review of the activities of Satcom, the Company determined that the operations of Satcom did not qualify as a business as it had no employees, no sales force, insignificant revenues, and its only assets of value were its granted licenses. Satcom had been inactive for several years at the time of acquisition. Accordingly, the acquisition was accounted for as an asset purchase. The assets acquired were recorded at their estimated fair value at the date of acquisition of $4,655. As consideration, the Company issued 620,000 shares of Series A preferred

Notes to consolidated financial statements
(In thousands, except share and per share amounts)

stock valued with an aggregate value of $1,761 (determined at the date the agreement to purchase Satcom was executed). The Company incurred transactions costs of $508. The net asset value attributed to the 49% owners is recorded at its historical cost basis which was $0 at the date of acquisition. The Company allocated the purchase price as follows:

Acquired licenses	$4,484
Other assets	171
Liabilities (including note payable to related party of $586)	(2,386)

Acquisition cost	$2,269

The accompanying consolidated statements of operations and cash flows include Satcom and ORBCOMM Europe’s revenues, operating expenses and cash flows from October 7, 2005.

On November 8, 2006, the Company closed its IPO and accordingly, made a contingent payment of $3,631 to certain former shareholders of Satcom based on the valuation of the Company established by the IPO. The entire amount was attributed to acquired licenses and is being amortized over the remaining life of the licenses. As a result of the contingent payment, the Company’s interest in Satcom increased to 52%.

Note 7.	Satellite Network and Other Equipment

Satellite network and other equipment consisted of the following:

	Useful Life	December 31,
	(Years)	2007	2006

Land		$381	$379
Satellite network	5-10	9,463	7,373
Capitalized software	3-5	887	516
Computer hardware	5	920	867
Other	5-7	565	411
Assets under construction		45,706	26,905

		57,922	36,451
Less accumulated depreciation and amortization		(8,218)	(7,320)

		$49,704	$29,131

During the years ended December 31, 2007 and 2006, the Company capitalized costs attributable to the design and development of internal-use software in the amount of $633 and $386, respectively.

Depreciation and amortization expense for the years ended December 31, 2007, 2006 and 2005 was $929, $1,424, and $1,556, respectively. This includes amortization of internal-use software of $255, $104 and $42 for the years ended December 31, 2007, 2006 and 2005, respectively.

Assets under construction primarily consist of costs relating to the design, development and launch of a single demonstration satellite pursuant to a contract with the United States Coast Guard (“USCG”) (see Notes 10 and 15) and milestone payments and other costs pursuant to the Company’s satellite payload and launch procurement agreements with Orbital Sciences Corporation and OHB-System AG for its quick-launch satellites (see Note 15) and upgrades to its infrastructure and Ground Segment.

Notes to consolidated financial statements
(In thousands, except share and per share amounts)

Note 8.	Intangibles Assets

The Company’s intangible assets consisted of the following:

		December 31,
		2007			2006
	Useful Life		Accumulated			Accumulated
	(Years)	Cost	Amortization	Net	Cost	Amortization	Net

Acquired licenses	6	$8,115	$(2,543)	$5,572	$8,115	$(1,057)	$7,058
Intellectual property	3	715	(715)	—	715	(715)	—

		$8,830	$(3,258)	$5,572	$8,830	$(1,772)	$7,058

Amortization expense for the years ended December 31, 2007, 2006 and 2005 was $1,486, $948 and $426, respectively.

Estimated amortization expense for the acquired licenses is as follows:

Years Ending December 31,

2008	$1,486
2009	1,486
2010	1,486
2011	1,114

$5,572

Note 9.	Accrued Liabilities

The Company’s accrued liabilities consisted of the following:

	December 31
	2007	2006

Advances from USCG (See Note 15)	$7,228	$—
Gateway settlement obligation (see Note 15)	644	945
Accrued compensation and benefits	1,821	2,094
Accrued warranty obligations	—	45
Accrued interest	712	622
Accrued professional fees	425	361
Other accrued expenses	1,475	848

	$12,305	$4,915

Notes to consolidated financial statements
(In thousands, except share and per share amounts)

Note 10.	Deferred Revenue

Deferred revenues consisted of the following:

	December 31
	2007	2006

Professional services	$—	$7,236
Service activation fees	1,796	1,326
Manufacturing license fees	75	89
Prepaid services	1,071	1,498

	2,942	10,149
Less current portion	(1,435)	(2,083)

Long-term portion	$1,507	$8,066

During 2004, the Company entered into a contract with the USCG to design, develop, launch and operate a single satellite equipped with the capability to receive, process and forward Automatic Identification System (“AIS”) data (the “Concept Validation Project”). Under the terms of the agreement, title to the Concept Validation Project demonstration satellite remains with the Company, however the USCG will be granted a non-exclusive, royalty free license to use the designs, processes and procedures developed under the contract in connection with any future Company satellites that are AIS enabled. The Company is permitted to use the Concept Validation Project satellite to provide services to other customers, subject to receipt of a modification of the Company’s current license or special temporary authority from the Federal Communication Commission. The agreement also provides for post-launch maintenance and AIS data transmission services to be provided by the Company to the USCG for an initial term of 14 months. At its option, the USCG may elect under the agreement to receive maintenance and AIS data transmission services for up to an additional 18 months subsequent to the initial term. The deliverables under the arrangement do not qualify as separate units of accounting and, as a result, revenues from the contract will be recognized ratably commencing upon the launch of the Concept Validation Project demonstration satellite (expected during 2008) over the expected life of the customer relationship.

Deferred professional services revenues at December 31, 2006 represent amounts received from the USCG under the contract. At December 31, 2007 amounts received from the USCG have been reflected as a current liability in the consolidated balance sheet (See Notes 9 and 15).

Note 11.	Notes Payable

OHB Technology A.G.

In connection with the acquisition of a majority interest in Satcom (see Note 6), the Company has recorded an indebtedness to OHB Technology A.G. (formerly known as OHB Teledata A.G.) (“OHB”), a principal stockholder of the Company. At December 31, 2007, the principal balance of the note payable was €1,138 ($1,661) and it had a carrying value of $1,170. At December 31, 2006, the principal balance of the note payable was €1,138 ($1,502) and it had a carrying value of $879. The carrying value was based on the note’s estimated fair value at the time of acquisition. The difference between the carrying value and principal balance is being amortized to interest expense over the estimated life of the note of six years. Interest expense related to the note was $131 for the years ended December 31, 2007 and 2006 and $33 for the year ended December 31, 2005. This note does not bear interest and has no fixed repayment term. Repayment will be made from the distribution profits (as defined in the note agreement) of ORBCOMM Europe LLC. The note has been classified as long-term and the Company does not expect any repayments to be required prior to December 31, 2008.

Notes to consolidated financial statements
(In thousands, except share and per share amounts)

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

Conversion of Series A and B Preferred Stock

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
(In thousands, except share and per share amounts)

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

For purposes of an automatic conversion of preferred stock:

(1) A Qualified Public Offering was defined as a public offering with gross cash proceeds of not less than $75 million at a per share price of not less than (i) $12.78 per share if the public offering occurred on or before February 28, 2007, (ii) $15.00 per share if the public offering occurred after February 28, 2007 and on or before December 31, 2007, or (iii) $18.00 per share if the public offering occurred on or after January 1, 2008.

(2) A Qualified Sale was defined to mean a sale or merger of the Company in which the holders of the Series B preferred stock received not less than (i) $12.78 per share if the Qualified Sale occurred on or before February 28, 2007, (ii) $15.00 per share if the Qualified Sale occurred after February 28, 2007 and on or before December 31, 2007, or (iii) $18.00 per share if the Qualified Sale occurred on or after January 1, 2008.

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

Notes to consolidated financial statements
(In thousands, except share and per share amounts)

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

Warrants

The Company issued no warrants to purchase common stock in 2007, 2006 and 2005.

Warrants to purchase common stock outstanding at December 31, 2007 were as follows:

Shares Subject
Exercise Price	to Warrants

$2.33	172,278
$3.38	43,642
$4.26	257,987

473,907

These warrants expire on various dates through 2009.

During the year ended December 31, 2007, the Company issued 225,900 shares of common stock upon the exercise of warrants at per share exercise prices ranging from $2.33 to $4.26. The Company received gross proceeds of $536 from the exercise of these warrants. In addition, the Company issued 704,042 shares of common stock upon the cashless exercise of warrants to purchase 927,979 common shares with per share exercise prices ranging from $2.33 to $4.26.

During the year ended December 31, 2006, the Company issued 619,580 shares of common stock upon the exercise of warrants at per share exercise prices of ranging from $2.33 to $4.26. The Company received gross proceeds of $1,558 from the exercise of these warrants.

Notes to consolidated financial statements
(In thousands, except share and per share amounts)

At December 31, 2007, the Company has reserved the following shares of common stock for future issuance:

Shares

Employee stock compensation plans	5,165,475
Warrants to purchase common stock	473,907

5,639,382

In 2005, the Company issued 32,083 shares of common stock to a significant customer upon the issuance of a non cancellable order for the purchase of Company products. The common stock was determined to have a fair value of $136 which was recorded as a reduction of product sales revenues over the delivery of the underlying equipment.

Note 13.	Geographical Information

The Company operates in one reportable segment, satellite data communications. Other than satellites in orbit, long-lived assets outside of the United States are not significant. The following table summarizes revenues on a percentage basis by geographic region, based on the country in which the customer is located:

	Years Ended December 31,
	2007	2006	2005

United States	85%	90%	74%
Central Asia(1)	—	—	14%
Other(2)	15%	10%	12%

	100%	100%	100%

(1)	Represents a gateway earth station sale.

(2)	No other geographic areas are more than 10% for the years ended December 31, 2007, 2006 and 2005.

Note 14.	Income Taxes

The following is a summary of the tax provision of the Company for the years ended December 31, 2007, 2006 and 2005:

	December 31,
	2007	2006	2005

Current:
Federal	$155	$—	$—
State	29	—	—

Total	$184	$—	$—

Deferred:
Federal	$(342)	$(4,635)	$(2,512)
State	(65)	(604)	(160)
International	64	(51)

Subtotal	(343)	(5,290)	(2,672)
Valuation allowance	159	5,290	2,672

Total	$(184)	$—	$—

Notes to consolidated financial statements
(In thousands, except share and per share amounts)

The components of net deferred tax assets are as follows:

	December 31,
	2007	2006

Current deferred tax assets:
Deferred revenues	$888	$3,706
Allowance for doubtful accounts	214	216
Inventory reserves	146	155
Deferred compensation	1,569	1,546
Bonus accruals	428	274
Vacation accrual	231	210
Other	—	17

Gross deferred tax assets	3,476	6,124

Less valuation allowance	(3,476)	(6,124)

Net current deferred tax asset	$—	$—

Non-current deferred tax assets:
Satellite network and other property	$284	$241
Deferred revenues	2,977	—
Tax loss carryforwards	7,584	7,859

Gross deferred tax assets	10,845	8,100

Less valuation allowance	(10,661)	(8,100)

Net non-current deferred tax asset	$184	$—

The benefit for income taxes differs from the amount computed by applying the statutory U.S. Federal income tax rate because of the effect of the following items:

	Years Ended December 31,
	2007	2006	2005

Income tax benefit at U.S. statutory rate of 34%	$(1,220)	$(3,813)	$(3,093)
State income taxes, net of federal benefit	(23)	(392)	(279)
Effect of foreign subsidiaries	280	(1,251)	669
Other permanent items	259	166	31
Adjustment of tax reserves and other	545	—	—
Change in valuation allowance	159	5,290	2,672

	$—	$—	$—

A valuation allowance has been provided for all of the Company’s deferred tax assets except for an unrecognized tax benefit totaling $184 because it is more likely than not that the Company will not recognize the benefits of these deferred tax assets. The net change in the total valuation allowance for the years ended December 31, 2007, 2006 and 2005 was an increase of $159, $5,290 and $4,083, respectively. The $4,083 increase in 2005 includes $1,411 attributable to net operating loss carryforwards of Satcom, which was acquired in 2005.

As a result of the adoption of SFAS 123(R), the Company recognizes tax benefits associated with the exercise of stock options and vesting of RSUs directly to stockholders’ equity only when the tax benefit reduces income tax payable on the basis that a cash tax savings has occurred. Accordingly, deferred tax assets are not recognized for net

Notes to consolidated financial statements
(In thousands, except share and per share amounts)

operating loss carryforwards resulting from tax benefits. As of December 31, 2007, the Company has not recognized in its deferred tax assets an aggregate of $4,157 of windfall tax benefits associated with the exercise of stock options and the vesting of RSUs.

At December 31, 2007 and December 31, 2006, the Company had potentially utilizable federal net operating loss tax carryforwards of $18,772 and $14,412, respectively. The net operating loss carryforwards expire at various times through 2027. At December 31, 2007 and December 31, 2006, the Company had potentially utilizable foreign net operating loss carryforwards of $7,692 and $8,159, respectively. The foreign net operating loss carryforwards begin to expire in 2008.

The utilization of the Company’s net operating losses may be subject to a substantial limitation due to the “change of ownership provisions” under Section 382 of the Internal Revenue Code and similar state provisions. Such limitation may result in the expiration of the net operating loss carryforwards before their utilization.

As of January 1, 2007, the Company had no significant unrecognized tax benefits. During the year ended December 31, 2007, the Company recognized gross adjustments for uncertain tax benefits of $775. Due to the existence of the Company’s valuation allowance, the uncertain tax benefits if recognized would not impact the Company’s effective income tax rate. The Company is subject to U.S. federal and state examinations by tax authorities for all years since its inception. The Company does not expect any significant changes to its unrecognized tax positions during the next twelve months.

No interest and penalties related to uncertain tax positions were accrued at December 31, 2007.

The following table is a reconciliation of the beginning and ending amount of unrecognized tax benefits:

2007

Balance at January 1, 2007	$—
Additions for tax positions related to prior years	591
Additions for tax positions related to 2007	184
Reductions for tax positions of prior years	—
Settlements	—

Balance at December 31, 2007	$775

As of December 31, 2007, unrecognized tax benefits totaling $184 have been recorded in other liabilities in the Company’s consolidated balance sheet. Unrecognized tax benefits amounting to $591 have been recorded as a reduction to the Company’s federal and state net operating loss tax carryforwards in deferred tax assets.

Note 15.	Commitments and Contingencies

Procurement agreements in connection with U.S. Coast Guard contract

In May 2004, the Company entered into an agreement to construct and deploy a satellite for use by the USCG (see Note 10). In connection with this agreement, the Company entered into procurement agreements discussed below. All expenditures directly relating to this project are being capitalized as assets under construction. As of December 31, 2007, the Company has incurred $7,138 of costs related to this project.

In November 2004, the Company entered into an ORBCOMM Concept Demonstration Payload Procurement Agreement with Orbital Sciences Corporation (“Orbital Sciences”), under which the Company will purchase a Concept Demonstration Communication Payload at a total cost of $3,305. At December 31, 2007, the Company’s remaining obligation under this agreement was $150.

In March 2005, the Company entered into an ORBCOMM Concept Demonstration Satellite Bus, Integration Test and Launch Services Procurement Agreement with OHB-System AG, under which the Company will purchase, among other things, overall Concept Demonstration Satellite, design, bus module and payload module

Notes to consolidated financial statements
(In thousands, except share and per share amounts)

structure manufacture, payload module and bus module integration, assembled satellite environmental tests, launch services and in-orbit testing of bus module at a total cost not to exceed $2,416. At December 31, 2007, the Company’s remaining obligation under this agreement was $362.

As a result of delays in launching the satellite, in February 2007, the USCG issued a unilateral modification to the contract setting a definitive launch date of July 2, 2007. On September 13, 2007, the Company and the USCG entered into an amendment to the agreement to extend the definitive launch date to December 31, 2007. In consideration for agreeing to extend the launch date, the Company will provide up to 200 hours of additional technical support for up to 14 months after the launch date at no cost and reduce USCG’s cost for the post launch maintenance option and for certain usage options.

The USCG project is to be launched with the Company’s quick-launch satellites, however the launch did not occur by December 31, 2007. On January 14, 2008, the Company received a cure notice from the USCG notifying the Company that unless the satellite is launched within 90 days after receipt of the cure notice, the USCG may terminate the contract for default. The Company believes that the launch of the Coast Guard demonstration satellite will likely extend beyond the 90 day cure period. The satellites are fully constructed and are undergoing testing; however, certain electromagnetic compatibility issues have arisen in the testing of the quick launch satellites that need to be resolved before launch. The Company is currently in discussions with the USCG to extend the deadline for the launch of the Coast Guard demonstration satellite to a mutually acceptable date. However, there can be no assurance as to whether or when a mutually satisfactory agreement for an extension of the launch deadline will be agreed to by the parties. In the event that the Company and the USCG are unable to reach a mutually satisfactory resolution regarding the launch of the Coast Guard demonstration satellite, the USCG may terminate the contract and pursue the remedies available to it, one of which is procuring supplies and services similar to those terminated and holding the Company liable for any excess costs of procurement. The Company has indemnification rights against the launch services provider for the Coast Guard demonstration satellite in the event the launch services contract is terminated for default from and against any and all claims, demands, assessments and all liabilities and costs related thereto for which the Company becomes liable, including but not limited to any assessment of damages and/or reprocurement costs by the United States Government.

The Company has reflected all amounts received under the USCG contract in accrued liabilities in its December 31, 2007 consolidated balance sheet. Such amounts were included in long term deferred revenues at December 31, 2006. No provision for losses that may be incurred pursuant to this cure notice has been recorded in the accompanying financial statements as the amount of loss, if any, is not reasonably estimable.

Procurement agreements in connection with quick-launch satellites

On April 21, 2006, the Company entered into an agreement with Orbital Sciences whereby Orbital Sciences will design, manufacture, test and deliver to the Company, one payload engineering development unit and six AIS-equipped satellite payloads for the Company. The cost of the payloads is $17,000, subject to adjustment under certain circumstances. Payments under the agreement are due upon the achievement of specified milestones by Orbital Sciences. As of December 31, 2007, the Company has made milestone payments of approximately $16,150 under this agreement. The Company anticipates making the remaining payments subject to adjustments under the agreement of $150 and $700 in 2008 and 2009, respectively.

On June 5, 2006, the Company entered into an agreement with OHB-System AG, an affiliate of OHB, to design, develop and manufacture six satellite buses, integrate such buses with the payloads to be provided by Orbital Sciences, and launch the six integrated satellites. The price for the six satellite buses and launch services is $20,000 and payments under the agreement are due upon specific milestones achieved by OHB-System AG. In addition, if OHB-System AG meets specific on-time delivery milestones, the Company would be obligated to pay up to an additional $1,000. As of December 31, 2007, the Company has made milestone payments of $14,600 under this agreement. In addition, OHB-System AG will provide services relating to the development, demonstration and launch of the Company’s next-generation satellites at a total cost of $1,350.

Notes to consolidated financial statements
(In thousands, except share and per share amounts)

Due to delays associated with the construction of the final quick-launch satellite, the Company intends to retain it for future deployment.

The Company anticipates making the remaining payments under the agreement of $5,000 and $400 in 2008 and 2009, respectively, for the initial order of six satellite buses and the related integration and launch services, inclusive of the on-time delivery payments

Gateway settlement obligation

In 1996, a predecessor to the Company entered into a contract to purchase gateway earth stations (“GESs”) from ViaSAT Inc. (the “GESs Contract”). As of September 15, 2000, the date the Company’s predecessor filed for bankruptcy, approximately $11,000 had been paid to ViaSAT, leaving approximately $3,700 owing under the GESs Contract for 8.5 GESs manufactured and stored by ViaSAT. In December 2004, the Company and ViaSAT entered into a settlement agreement whereby the Company was granted title to 4 completed GESs in return for a commitment to pay an aggregate of $1,000 by December 2007. ViaSAT maintains a security interest and lien in the 4 GESs and has the right to possession of each GESs until the lien associated with the GESs has been satisfied. The Company has options, expiring in December 2007, to purchase any or all of the remaining 4.5 GESs for aggregate consideration of $2,700. However, the Company must purchase one of the remaining 4.5 GESs for $1,000 prior to the sale or disposition of the last of the 4 GESs for which title has been transferred The Company and ViaSAT are in discussions to extend the option. The Company recorded the 4 GESs in inventory at an aggregate value of $1,644 upon execution of the settlement agreement. At December 31, 2007 and 2006, the accrued liability for the settlement agreement was $644 and $944, respectively.

Airtime credits

In 2001, in connection with the organization of ORBCOMM Europe and the reorganization of the ORBCOMM business in Europe, the Company agreed to grant certain country representatives in Europe approximately $3,736 in airtime credits. The Company has not recorded the airtime credits as a liability for the following reasons: (i) the Company has no obligation to pay the unused airtime credits if they are not utilized; and (ii) the airtime credits are earned by the country representatives only when the Company generates revenue from the country representatives. The airtime credits have no expiration date. Accordingly, the Company is recording airtime credits as services are rendered and these airtime credits are recorded net of revenues from the country representatives. For the years ended December 31, 2007, 2006 and 2005 airtime credits used totaled approximately $179, $201 and $176, respectively. As of December 31, 2007 and 2006 unused credits granted by the Company were approximately $2,490 and $2,669, respectively.

Operating leases

The Company leases office, storage and other facilities under agreements classified as operating leases which expire through 2011. Future minimum lease payments, by year and in the aggregate, under non-cancelable operating leases with initial or remaining terms of one year or more as of December 31, 2007 are as follows:

Years Ending December 31,

2008	$838
2009	251
2010	128
2011	10

$1,227

Rent expense for the years ended December 31, 2007, 2006 and 2005 was approximately $988, $973 and $956, respectively.

Notes to consolidated financial statements
(In thousands, except share and per share amounts)

Litigation

From time to time, the Company is involved in various litigation matters involving ordinary and routine claims incidental to its business. Management currently believes that the outcome of these proceedings, either individually or in the aggregate, will not have a material adverse effect on the Company’s business, results of operations or financial condition. The Company is also involved in certain other litigation matters as discussed below.

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

On December 21, 2006, The Company served a Notice of Default on Quake for its failure to pay past-due royalty fees. Under the Subscriber Communicator Manufacturing Agreement, Quake had 30 days to cure that default, but failed to do so. In addition, the Company demanded in this Notice of Default that Quake post security as required by the Subscriber Communicator Manufacturing Agreement, which Quake also failed to do. Accordingly, on January 30, 2007, the Company terminated its Subscriber Communicator Manufacturing Agreement with Quake. On February 12, 2007, Quake sought leave to file and serve a proposed supplemental complaint in the U.S. District Court for the Central District of California, alleging that the recent termination was a monopolizing and tortious act by the Company. On March 9, 2007, the Company filed an opposition to Quake’s motion to file a supplemental complaint, asserting that any dispute over the legality of the January 30 termination is subject to arbitration. By order dated April 23, 2007, the court granted Quake’s motion to amend the complaint, but deferred ruling on whether Quake’s new claims must be arbitrated. The court held that the issue of arbitrability may be raised

Notes to consolidated financial statements
(In thousands, except share and per share amounts)

by ORBCOMM LLC in a subsequent motion. In March 2007, the Company entered into an interim agreement with Quake for a term of two months for Quake to continue to supply Communicators to the Company’s customers.

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

On May 11, 2007, the Company entered into a global settlement agreement with Quake. Pursuant to the terms of the settlement agreement, the parties have agreed to (1) dismiss with prejudice and without cost the Complaint and any counterclaims; (2) discontinue in its entirety the arbitration relating to the Subscriber Communicator Manufacturing Agreement with prejudice and without cost; and (3) dismiss with prejudice and without cost Quake’s counterclaims against ORBCOMM LLC in the pending action between Quake and MobiApps. Each party

Notes to consolidated financial statements
(In thousands, except share and per share amounts)

will bear its own legal expenses with respect to each of these legal proceedings. Under the terms of the settlement, the Company agreed to separate and segregate its officers and employees from those of New Stellar within 60 days, which has been completed, and to maintain separate office, testing and laboratory facilities for New Stellar by February 2008, which has been completed. In addition, as part of the settlement, the Company and Quake have entered into a new subscriber communicator manufacturing agreement for a ten-year term with respect to the manufacture of subscriber communicators for use on the Company’s communications system.

Note 16.	Employee Incentive Plans

The Company maintains a 401(k) plan. All employees who have been employed for three months or longer are eligible to participate in the plan. Employees may contribute up to 15% of eligible compensation to the plan, subject to certain limitations. The Company has the option of matching up to 100% of the amount contributed by each employee up to 4% of employee’s compensation. In addition, the plan contains a discretionary contribution component pursuant to which the Company may make an additional annual contribution. Contributions vest over a five-year period from the employee’s date of employment. The Company did not make any contributions for the years ended December 31, 2007, 2006 and 2005.

Note 17.	Supplemental Disclosure of Noncash Investing and Financing Activities

	Years Ended December 31,
	2007	2006	2005

Investing activities:
Capital expenditures incurred not yet paid	$1,459	$—	$—
Gateway received in consideration for payment for accounts receivable	—	—	157
Gateway acquired and recorded in inventory in 2005 and used for construction under satellite and property and equipment in 2006	—	411	—
Issuance of Series A preferred stock in connection with the acquisition of Satcom	—	—	1,761
Financing activities:
Public offering expenses incurred not yet paid	40	610	—
Conversion of notes payable for Series B preferred stock	—	—	25,019
Preferred stock dividends accrued	—	—	4,709
Conversion of Series A preferred stock into common stock	—	37,882	—
Conversion of Series B preferred stock into common stock	—	68,629	—

Notes to consolidated financial statements
(In thousands, except share and per share amounts)

Note 18.	Quarterly Financial Data (Unaudited)

The quarterly results of operations are summarized below:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2007
Revenues	$5,961	$6,627	$6,912	$8,652
Income (loss) from operations	(4,169)	(2,613)	(1,978)	97
Net Income (loss)	(2,939)	(1,297)	(422)	1,069
Net income (loss) per common share:
Basic	(0.08)	(0.03)	(0.01)	0.03
Diluted	(0.08)	(0.03)	(0.01)	0.03
Weighted-average shares outstanding
Basic	37,035,553	38,669,269	41,444,270	41,603,765
Diluted	37,035,553	38,669,269	41,444,270	42,496,840
2006
Revenues	$6,380	$6,261	$5,554	$6,325
Loss from operations	(3,579)	(2,866)	(2,458)	(4,928)
Net loss	(3,141)	(2,250)	(1,867)	(3,957)
Net loss applicable to common shares	(5,448)	(4,806)	(4,305)	(15,087)
Net loss per common share, Basic and diluted	(0.96)	(0.84)	(0.71)	(0.61)
Weighted average common shares outstanding	5,690,017	5,690,017	6,085,376	24,779,007

Schedule II — Valuation and Qualifying Accounts

ORBCOMM Inc.
December 31, 2007, 2006 and 2005

					Col. E
	Col. B	Col. C			Col. E
	Balance at	Charged to	Charged to		Balance at
	Beginning of	Costs and	Other	Col. D	End of the
Description	the Period	Expenses	Accounts	Deductions	Period
	(Amounts in thousands)

Year ended December 31, 2007
Allowance for doubtful receivables	$297	286	(195)[1]	—	$388
Deferred tax asset valuation allowance	$14,224	159	(246)[2]		$14,137
Year ended December 31, 2006
Allowance for doubtful receivables	$671	30	(404)[1]	—	$297
Deferred tax asset valuation allowance	$8,784	5,290	150 [2]	—	$14,224
Year ended December 31, 2005
Allowance for doubtful receivables	$564	291	(184)[1]	—	$671
Deferred tax asset valuation allowance	$4,701	4,083	—	—	$8,784

(1)	Amounts relate to recoveries.

(2)	Amounts relate to differences in foreign exchange rates.

Exhibit Index

Exhibit
No.		Description	Page No.

3.1		Restated Certificate of Incorporation of the Company, filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 000-1361983), is incorporated herein by reference.
3.2		Amended Bylaws of the Company, filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 000-1361983), is incorporated herein by reference.
†10	.1	Validation Services Agreement, dated May 20, 2004, between the Company and the United States Coast Guard, filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference.
10	.1.2	Amendment of Solicitation/Modification of Contract dated September 13, 2007 amending the Validation Services Agreement dated as of May 12, 2004 by and between the Company and U.S. Coast Guard filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2007 (File No. 000-1361983) is incorporated herein by reference.
†10	.2.1	Cooperation Agreement, dated May 18, 2004, among the Company, Stellar Satellite Communications Ltd. and Delphi Corporation, filed as Exhibit 10.2.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference.
10	.2.2	Amendment Number One to Cooperation Agreement, dated December 27, 2005, among the Company, Stellar Satellite Communications Ltd. and Delphi Corporation, filed as Exhibit 10.2.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference.
†10	.2.3	Pricing Letter Agreement, dated May 6, 2004, between the Company and Delphi Corporation, filed as Exhibit 10.2.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference.
†10	.3.1	ORBCOMM Concept Demonstration Satellite Bus, Integration Test and Launch Services Procurement Agreement, dated March 10, 2005, between the Company and OHB-System AG, filed as Exhibit 10.3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference.
†10	.3.2	Amendment to the Procurement Agreement, dated June 5, 2006, between the Company and OHB-System AG, filed as Exhibit 10.3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference.
†10	.4	ORBCOMM Concept Demonstration Communication Payload Procurement Agreement, dated November 3, 2004, between the Company and Orbital Sciences Corporation, filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference.
†10	.5.1	Amendment to the Procurement Agreement, dated April 21, 2006, between the Company and Orbital Sciences Corporation, filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference.
10	.5.2	Memorandum of Agreement, dated October 10, 2007, between the Company and Orbital Sciences Corporation concerning modification to the Amendment to the procurement agreement as Exhibit 10.5.1 hereto.
10.6		Second Amended and Restated Registration Rights Agreement, dated as of December 30, 2005, by and among the Company and certain preferred stockholders of the Company, filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference.
†10	.7.1	International Value Added Reseller Agreement, dated March 14, 2003, between the Company and Transport International Pool, filed as Exhibit 10.9.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference.

Exhibit
No.		Description	Page No.

†10	.7.2	Amendment to International Value Added Reseller Agreement, dated January 26, 2006, between the Company and Transport International Pool, filed as Exhibit 10.9.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference.
10	.7.3	Assignment and Assumption Agreement, dated February 28, 2006, between ORBCOMM LLC, Transport International Pool and GE Asset Intelligence, LLC, filed as Exhibit 10.9.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference.
†10	.7.4	Amendment to International Value Added Reseller Agreement dated July 11, 2006 between ORBCOMM LLC and GE Asset Intelligence, filed as Exhibit 10.9.4 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference.
10	.7.5	Amendment to International Value Added Resellers Agreement, dated August 3, 2006, between ORBCOMM LLC and GE Asset Intelligence, LLC, filed as Exhibit 10.9.5 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference.
10.8		Form of Common Stock Warrants, filed as Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference.
10.9		Form of Series A Preferred Stock Warrants, filed as Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference.
10.10		Form of Ridgewood Preferred Stock Warrants, filed as Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference.
10.11		Form of Indemnification Agreement between the Company and the executive officers and directors of the Company, filed as Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference.
10.12		Schedule identifying agreements substantially identical to the Form of Indemnification Agreement constituting Exhibit 10.11 hereto, filed as Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference.
*10	.13	2004 Stock Option Plan, filed as Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference.
*10	.14	2006 Long-Term Incentives Plan, filed as Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference.
*10	.15	Form of Incentive Stock Option Agreement under the 2004 Stock Option Plan, filed as Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference, filed as Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference.
*10	.16	Form of Non Statutory Stock Option Agreement under the 2004 Stock Option Plan, filed as Exhibit 10.18 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference.
*†10	.17	Employment Agreement, effective as of June 1, 2006, between Jerome B. Eisenberg and the Company, filed as Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference.
*†10	.18	Employment Agreement, effective as of June 1, 2006, between Marc Eisenberg and the Company, filed as Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference.

Exhibit
No.		Description	Page No.

*†10	.20	Employment Agreement, effective as of June 1, 2006, between John J. Stolte, Jr. and the Company, filed as Exhibit 10.22 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference.
*10	.21	Employment Agreement, effective as of August 2, 2004, between Emmett Hume and the Company, filed as Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference.
10	.21.1	Separation agreement dated July 30, 2007 between the Company and Emmet Hume, filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated August 3, 2007, is incorporated by reference herein.
*10	.22	Form of Restricted Stock Unit Award Agreement under the 2006 Long-Term Incentives Plan, filed as Exhibit 10.24 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference.
*10	.23	Form of Stock Appreciation Rights Award Agreement under the 2006 Long-Term Incentives Plan, filed as Exhibit 10.25 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference.
*†10	.24	Employment Agreement, effective as of October 1, 2006, between Robert G. Costantini and the Company, filed as Exhibit 10.26 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference.
10.25		Summary of Non-Employee Director Compensation, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007 (File No. 000-1361983), is incorporated herein by reference.
†10	.26	Letter agreement, dated October 10, 2006, between Stellar Satellite Communications Ltd. and GE Asset Intelligence, LLC, filed as Exhibit 10.27 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference.
16		Letter of J.H. Cohn LLP regarding change in certifying accountant, filed as Exhibit 16.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 000-1361983), is incorporated herein by reference.
21		Subsidiaries of the Company.
23.1		Consent of Deloitte & Touche LLP, an independent registered public accounting firm.
24		Power of Attorney authorizing certain persons to sign this Annual Report on behalf of certain directors and executive officers of the Company.
31.1		Certification of the Chairman of the Board and Chief Executive Officer.
31.2		Certification of the Executive Vice President and Chief Financial Officer.
32.1		Certification of the Chairman of the Board and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2		Certification of the Executive Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

*	Management contract or compensatory plan or arrangement.

†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment. The omitted portions have been separately filed with the Securities and Exchange Commission.