Form 10-Q
period 2008-03-31
ORBCOMM Inc.
filed 2008-05-12
CIK 1361983

United States Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock as of May 7, 2008 is 41,929,086.

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

Item 1A. Risk Factors

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits

Signatures

Exhibit Index

Exhibit 10.27
Exhibit 10.28
Exhibit 10.29
Exhibit 10.30
Exhibit 10.31
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

Part I. Financial Information
Item 1. Financial Statements
ORBCOMM Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(Unaudited)

	March 31,	December 31,
	2008	2007
ASSETS

Current assets:
Cash and cash equivalents	$114,400	$115,587
Accounts receivable, net of allowances for doubtful accounts of $203 and $388	4,110	5,284
Inventories	3,538	2,722
Advances to contract manufacturer	158	158
Prepaid expenses and other current assets	994	1,078

Total current assets	123,200	124,829
Long-term receivable	230	542
Satellite network and other equipment, net	51,322	49,704
Investment in affiliates	640	—
Intangible assets, net	5,200	5,572
Other assets	991	992
Deferred tax assets	184	184

Total assets	$181,767	$181,823

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,340	$4,373
Accrued liabilities	12,498	12,305
Current portion of deferred revenue	1,590	1,435

Total current liabilities	17,428	18,113
Note payable — related party	1,296	1,170
Deferred revenue, net of current portion	1,656	1,507
Other liability	184	184

Total liabilities	20,564	20,974

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0.001; 250,000,000 shares authorized; 41,872,329 and 41,658,066 shares issued and outstanding	42	42
Additional paid-in capital	225,842	224,899
Accumulated other comprehensive loss	(711)	(656)
Accumulated deficit	(63,970)	(63,436)

Total stockholders’ equity	161,203	160,849

Total liabilities and stockholders’ equity	$181,767	$181,823

See notes to condensed consolidated financial statements.

ORBCOMM Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three months ended
	March 31,
	2008	2007

Revenues:
Service revenues	$4,855	$3,950
Product sales	1,024	2,011

Total revenues	5,879	5,961

Costs and expenses (1):
Costs of services	2,034	2,353
Costs of product sales	1,281	2,106
Selling, general and administrative	4,445	5,311
Product development	256	360
Gain on customer claims settlement	(876)	—

Total costs and expenses	7,140	10,130

Loss from operations	(1,261)	(4,169)

Other income (expense):
Interest income	766	1,279
Other income	11	3
Interest expense	(50)	(52)

Total other income	727	1,230

Net loss	$(534)	$(2,939)

Net loss per common share:
Basic and diluted	$(0.01)	$(0.08)

Weighted average common shares outstanding:
Basic and diluted	41,803	37,036

(1) Stock-based compensation included in costs and expenses:
Costs of services	$48	$220
Costs of product sales	20	29
Selling, general and administrative	727	1,637
Product development	15	42

	$810	$1,928

See notes to condensed consolidated financial statements.

ORBCOMM Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three months ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(534)	$(2,939)
Adjustments to reconcile net loss to net cash provided by operating activities:
Change in allowance for doubtful accounts	(185)	(2)
Depreciation and amortization	648	542
Accretion on note payable — related party	33	33
Stock-based compensation	810	1,928
Noncash portion of gain on customer claims settlement	(640)	—
Changes in operating assets and liabilities:
Accounts receivable	1,359	142
Inventories	(816)	1,400
Advances to contract manufacturer	—	27
Prepaid expenses and other assets	396	(514)
Accounts payable and accrued liabilities	(1,236)	105
Deferred revenue	304	13

Net cash provided by operating activities	139	735

Cash flows from investing activities:
Capital expenditures	(1,458)	(3,007)
Purchases of marketable securities	—	(19,050)
Sales of marketable securities	—	6,800

Net cash used in investing activities	(1,458)	(15,257)

Cash flows from financing activities:
Proceeds from exercise of warrants	133	—
Payment of offering costs in connection with initial public offering	—	(599)
Payment of offering costs in connection with secondary public offering	(40)	—

Net cash provided by (used in) financing activities	93	(599)

Effect of exchange rate changes on cash and cash equivalents	39	(6)

Net decrease in cash and cash equivalents	(1,187)	(15,127)

Cash and cash equivalents:
Beginning of period	115,587	62,139

End of period	$114,400	$47,012

Supplemental cash flow disclosures:
Non cash investing activities —
Capital expenditures incurred not yet paid	$1,895	$5,630

See notes to condensed consolidated financial statements.

ORBCOMM Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts)
1. Business
ORBCOMM Inc. (“ORBCOMM” or the “Company”), a Delaware corporation, is a satellite-based data communications company that operates a two-way global wireless data messaging system optimized for narrowband data communication. In the third quarter of 2007, the Company began providing terrestrial-based cellular communication services through a reseller agreement with a major cellular wireless provider. The Company provides these services through a constellation of 29 owned and operated low-Earth orbit satellites and accompanying ground infrastructure through which small, low power, fixed or mobile subscriber communicators (“Communicators”) and cellular wireless subscriber identity modules, or SIMS, that can be can be connected to other public or private networks, including the Internet and the cellular wireless provider’s networks (collectively, the “ORBCOMM System”). The ORBCOMM System is designed to enable businesses and government agencies to track, monitor, control and communicate with fixed and mobile assets.
2. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements (the “financial statements”) have been prepared pursuant to the rules of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
In the opinion of management, the financial statements as of March 31, 2008 and for the three month periods ended March 31, 2008 and 2007 include all adjustments (including normal recurring accruals) necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year.
The financial statements include the accounts of the Company, its wholly-owned and majority-owned subsidiaries, and investments in variable interest entities in which the Company is determined to be the primary beneficiary. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in entities over which the Company has the ability to exercise significant influence but does not have a controlling interest are accounted for under the equity method of accounting. The Company considers several factors in determining whether it has the ability to exercise significant influence with respect to investments, including, but not limited to, direct and indirect ownership level in the voting securities, active participation on the board of directors, approval of operating and budgeting decisions and other participatory and protective rights. Under the equity method, the Company’s proportionate share of the net income or loss of such investee is reflected in the Company’s consolidated results of operations. The Company’s interests in entities that it accounts for pursuant to the equity method, other than its 37% interest in ORBCOMM Japan Limited (“ORBCOMM Japan”) (see Note 7) had no carrying value as of March 31, 2008 and December 31, 2007. The Company’s equity in the earnings or losses of those investees for the three months ended March 31, 2008 and 2007 is not significant. Non-controlling interests in companies are accounted for by the cost method where the Company does not exercise significant influence over the investee. The Company’s cost basis investments had no carrying value as of March 31, 2008 and December 31, 2007.
The Company has incurred losses from inception including a net loss of $534 for the three months ended March 31, 2008 and as of March 31, 2008, the Company has an accumulated deficit of $63,970. As of March 31, 2008, the Company’s primary source of liquidity consisted of cash and cash equivalents, which the Company believes will be sufficient to provide working capital and fund capital expenditures including the deployment of its quick-launch satellites and investments in its next-generation satellites for at least the next twelve months.
Concentration of credit risk
Long-term receivables represent amounts due from the sale of products and services to related parties that are collateralized by assets whose estimated fair market value exceeds the carrying value of the receivables.
During the three months ended March 31, 2008 and 2007, one customer comprised 28.2% and 39.7% of revenues, respectively. As of March 31, 2008 and December 31, 2007, this customer accounted for 24.1% and 42.8% of accounts receivable, respectively.
Inventories
Inventories are stated at the lower of cost or market, determined on a first-in, first-out basis. Inventory represents finished goods available for sale to customers. The Company regularly evaluates the realizability of inventories and adjusts the carrying value as necessary.

Income taxes
As of March 31, 2008, the Company had unrecognized tax benefits of $775. There were no changes to the Company’s unrecognized tax benefits during the three months ended March 31, 2008. The Company is subject to U.S. federal and state examinations by tax authorities for all years since its inception. The Company does not expect any significant changes to its unrecognized tax positions during the next twelve months.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were recognized during the three months ended March 31, 2008.
A valuation allowance has been provided for all of the Company’s deferred tax assets except for an unrecognized tax benefit of $184 because it is more likely than not that the Company will not recognize the tax benefits of these deferred tax assets.
Recent accounting pronouncements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles and expand disclosures about fair value measurements. SFAS 157 requires quantitative disclosures using a tabular format in all periods (interim and annual) and qualitative disclosures about the valuation techniques used to measure fair value in all annual periods. On January 1, 2008, the Company adopted SFAS 157 except with respect to its non-financial assets and liabilities for which the effective date is January 1, 2009. The adoption of SFAS 157 for the Company’s financial assets and liabilities did not have a material impact on the Company’s consolidated financial statements. The Company also does not expect the adoption of FAS 157 for its non-financial assets and liabilities to have a material impact on the Company’s financial statements.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Company adopted SFAS 159 on January 1, 2008, however the Company did not elect the fair value option for any of its eligible financial instruments on the effective date.
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
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires expanded qualitative, quantitative and credit-risk disclosures of derivative instruments and hedging activities. These disclosures include more detailed information about gains and losses, location of derivative instruments in financial statements, and credit-risk-related contingent features in derivative instruments. SFAS 161 also clarifies that derivative instruments are subject to concentration of credit risk disclosures under SFAS 107, Disclosure About Fair Value of Financial Instruments, SFAS 161, which applies only to disclosures, is effective for the Company on January 1, 2009. The Company is currently evaluating the impact of SFAS 161 will have on its consolidated financial statements.
3. Comprehensive Loss
The components of comprehensive loss are as follows:

	Three months ended
	March 31,
	2008	2007
Net loss	$(534)	$(2,939)
Foreign currency translation adjustment	(55)	(24)

Comprehensive loss	$(589)	$(2,963)

4. Stock-based Compensation
The Company’s share-based compensation plans consist of its 2006 Long-Term Incentives Plan (the “2006 LTIP”) and its 2004 Stock Option Plan. As of March 31, 2008, there were 2,250,944 shares available for grant under the 2006 LTIP and no shares available for grant under the 2004 Stock Option Plan.
For the three months ended March 31, 2008 and 2007, the Company recorded stock-based compensation expense of $810 and $1,928, respectively.
The components of the Company’s stock-based compensation expense are presented below:

	Three months ended
	March 31,
	2008	2007
Stock options	$24	$57
Restricted stock units	697	1,520
Stock appreciation rights	89	351

Total	$810	$1,928

As of March 31, 2008, the Company had an aggregate of $5,470 of unrecognized compensation costs for all share-based payment arrangements.

Time-Based Restricted Stock Units
During the three months ended March 31, 2008, the Company granted 121,052 time-based RSUs. These RSUs vest over various periods through December 2010.
A summary of the Company’s time-based RSUs for the three months ended March 31, 2008 is as follows:

		Weighted-Average
	Shares	Grant Date Fair Value
Balance at January 1, 2008	356,538	$11.20
Granted	121,052	5.70
Vested	(129,370)	11.17
Forfeited or expired	—	—

Balance at March 31, 2008	348,220	$9.30

For the three months ended March 31, 2008 and 2007, the Company recorded stock-based compensation expense of $513 and $495 related to the time-based RSUs. As of March 31, 2008, $2,083 of total unrecognized compensation cost related to the time-based RSUs granted is expected to be recognized over periods through December 2010.
Performance-Based Restricted Stock Units
During the three months ended March 31, 2008, 129,784 performance-based RSUs were granted when the Compensation Committee established financial and operational performance targets for fiscal 2008. These RSUs will vest through May 2009 and the Company estimates that 100% of the performance targets will be achieved. The Company expects that 54,522 performance-based RSUs granted during 2007 will vest in the second quarter of 2008 and 6,000 performance-based RSUs granted during 2007 will vest in January 2009.
A summary of the Company’s performance-based RSUs for the three months ended March 31, 2008 is as follows:

		Weighted-Average
	Shares	Grant Date Fair Value
Balance at January 1, 2008	179,404	$12.58
Granted	129,784	4.81
Vested	(1,500)	12.89
Forfeited or expired	(108,770)	12.50

Balance at March 31, 2008	198,918	$7.55

For the three months ended March 31, 2008 and 2007, the Company recorded stock-based compensation expense of $184 and $1,025 related to the performance-based RSUs, respectively. As of March 31, 2008, $657 of total unrecognized compensation cost related to the performance-based RSUs is expected to be recognized through the second quarter of 2009.
The fair value of the performance-and time-based RSU awards granted in 2008 is based upon the closing stock price of the Company’s common stock on the date of grant.
Time-Based Stock Appreciation Rights
During the three months ended March 31, 2008, the Company granted 1,075,000 time-based SARs. These SARS vest over various periods through December 2010.
A summary of the Company’s time-based SARs for the three months ended March 31, 2008 is as follows:

			Weighted-Average
			Remaining	Aggregate
	Number of	Weighted-Average	Contractual	Intrinsic Value
	Shares	Exercise Price	Term (years)	(In thousands)
Outstanding at January 1, 2008	66,667	$11.00
Granted	1,075,000	4.96
Forfeited or expired	—	—

Outstanding at March 31, 2008	1,141,667	$5.31	9.91	$—

Exercisable at March 31, 2008	44,444	$11.00	8.50	$—

Vested and expected to vest at March 31, 2008	1,141,667	$5.31	9.91	$—

For the three months ended March 31, 2008 and 2007, the Company recorded stock-based compensation expense of $33 and $30 relating to the time-based SARs, respectively. As of March 31, 2008, $2,528 of total unrecognized compensation cost related to the time-based SARs is expected to be recognized over periods through December 31, 2010.
Performance-Based Stock Appreciation Rights
During the three months ended March 31, 2008, 115,555 performance-based SARs were granted when the Compensation Committee established financial and operational performance targets for fiscal 2008. These SARs will vest through March 2009 and the Company estimates that 100% of the performance targets will be achieved. The Company expects that 44,610 performance based SARs granted during 2007 will vest in the second quarter of 2008.
A summary of the Company’s performance-based SARs for the three months ended March 31, 2008 is as follows:

			Weighted-Average
			Remaining	Aggregate
	Number of	Weighted-Average	Contractual	Intrinsic Value
	Shares	Exercise Price	Term (years)	(In thousands)
Outstanding at January 1, 2008	217,289	$11.00
Granted	115,555	11.00
Forfeited or expired	(70,945)	11.00

Outstanding at March 31, 2008	261,899	$11.00	9.20	$—

Exercisable at March 31, 2008	146,344	$11.00	8.63	$—

Vested and expected to vest at March 31, 2008	261,899	$11.00	9.20	$—

The weighted-average grant date fair value of the performance-based SARs granted during the three months ended March 31, 2008 was $0.98 per share.
For the three months ended March 31, 2008 and 2007, the Company recorded stock-based compensation expense of $56 and $321 relating to the performance-based SARs, respectively. As of March 31, 2008, $106 of total unrecognized compensation cost related to the performance-based SARs is expected to be recognized through the first quarter of 2009.
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

	Three months ended
	March 31,
	2008	2007
Risk-free interest rate	2.50% to 2.67%	4.93%
Expected life (years)	5.50 to 6.00	5.50
Estimated volatility factor	43.98%	43.93%
Expected dividends	None	None
2004 Stock Option Plan
The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model with the assumptions described below for the periods indicated. Expected volatility was based on the stock volatility for comparable publicly traded companies. The Company uses historical activity to estimate the expected life of stock options, giving consideration to the contractual terms and vesting schedules. Estimated forfeitures were based on voluntary and involuntary termination behavior as well as analysis of actual option forfeitures. The risk-free interest rate was based on the U.S. Treasury yield curve at the time of the grant over the expected term of the stock option grants. No stock options were granted during the three months ended March 31, 2008 and 2007.

A summary of the status of the Company’s stock options as of March 31, 2008 is as follows:

			Weighted-Average
			Remaining	Aggregate
	Number of	Weighted-Average	Contractual	Intrinsic Value
	Shares	Exercise Price	Term (years)	(In thousands)
Outstanding at January 1, 2008	832,957	$3.02
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—

Outstanding at March 31, 2008	832,957	$3.02	5.90	$1,613

Exercisable at March 31, 2008	824,621	$3.01	5.89	$1,612

Vested and expected to vest at March 31, 2008	832,957	$3.02	5.90	$1,613

As of March 31, 2008, $96 of total unrecognized compensation cost related to stock options issued to employees is expected to be recognized ratably through March 31, 2009.
5. Net Loss per Common Share
Basic net loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding for the year. Diluted net loss per common share is the same as basic net loss per common share, because potentially dilutive securities such as RSUs, SARs, stock options and stock warrants would have an antidilutive effect as the Company incurred a net loss for the three months ended March 31, 2008 and 2007.
The potentially dilutive securities excluded from the determination of basic and diluted loss per share, as their effect is antidilutive, are as follows:

	Three months ended
	March 31,
	2008	2007
Common stock warrants	371,850	1,443,985
Stock options	832,957	1,464,420
RSUs	547,138	759,889
SARs	1,403,566	297,779

	3,155,511	3,966,073

6. Satellite Network and Other Equipment
Satellite network and other equipment consisted of the following:

	Useful life	March 31,	December 31,
	(years)	2008	2007
Land		$381	$381
Satellite network	5-10	9,497	9,463
Capitalized software	3-5	908	887
Computer hardware	5	940	920
Other	5-7	665	565
Assets under construction		47,425	45,706

		59,816	57,922
Less: accumulated depreciation and amortization		(8,494)	(8,218)

		$51,322	$49,704

During the three months ended March 31, 2008 and 2007, the Company capitalized costs attributable to the design and development of internal-use software in the amount of $132 and $139, respectively. Depreciation and amortization expense for the three months ended March 31, 2008 and 2007 was $276 and $170, respectively. This includes amortization of internal-use software of $74 and $44 for the three months ended March 31, 2008 and 2007, respectively.
Assets under construction primarily consist of costs relating to the design, development and launch of a single demonstration satellite pursuant to a contract with the United States Coast Guard (“USCG”) (see Notes 9 and 14) and milestone payments and other costs pursuant to the Company’s satellite payload and launch procurement agreements with Orbital Sciences Corporation and OHB-System AG for its quick-launch satellites (see Note 14) and upgrades to its infrastructure and ground segment.

7. Investment in ORBCOMM Japan
On March 25, 2008, the Company received a 37% equity interest in ORBCOMM Japan and cash of $602 in satisfaction of claims against ORBCOMM Japan. The distribution was pursuant to a voluntary reorganization of ORBCOMM Japan in accordance with a rehabilitation plan approved by the Tokyo district court on December 25, 2007.
The Company and ORBCOMM Japan are parties to a service license agreement, pursuant to which ORBCOMM Japan acts as a country representative and a reseller of the Company’s services in Japan. ORBCOMM Japan owns a gateway earth station in Japan, holds the regulatory authority and authorization to operate the gateway earth station and provides the Company’s satellite communication services in Japan.
The consideration the Company received for settlement of claims against ORBCOMM Japan exceeded the $366 carrying value of current and long-term receivables from ORBCOMM Japan by $876 and the Company recognized a gain for the same amount. The estimated fair value of the Company’s equity interest in ORBCOMM Japan of $640 has been recorded in investment in affiliates at March 31, 2008.

The Company’s aggregate claims against ORBCOMM Japan totaled approximately $2,910 of which $2,410 related to amounts owed to the Company pursuant to a change in control payment provision in the service license agreement that was triggered by a change in control of ORBCOMM Japan prior to the reorganization. The Company had not previously recognized any amounts in its financial statements related to the change in control provision because it believed that the collection of the change in control payment was not reasonably assured.

The transaction was accounted for as of March 31, 2008 as ORBCOMM Japan’s results of operations were not significant for the period from March 25, 2008 through March 31, 2008.
The following table presents summary balance sheet of ORBCOMM Japan as of March 31, 2008:

Balance Sheet Data:
Current assets	$1,974
Total assets	2,077
Current liabilities	348
Total liabilities	348
Stockholders’ equity	1,729
8. Intangible Assets
The Company’s intangible assets consisted of the following:

		March 31, 2008			December 31, 2007
	Useful life		Accumulated			Accumulated
	(years)	Cost	amortization	Net	Cost	amortization	Net
Acquired licenses	6	$8,115	$(2,915)	$5,200	$8,115	$(2,543)	$5,572

Amortization expense was $372 for the three months ended March 31, 2008 and 2007.
Estimated amortization expense for intangible assets subsequent to March 31, 2008 is as follows:

Years ending December 31,
Remainder of 2008	$1,114
2009	1,486
2010	1,486
2011	1,114

$5,200

9. Accrued Liabilities
The Company’s accrued liabilities consisted of the following:

	March 31,	December 31,
	2008	2007
Advances from USCG (See Note 14)	$7,228	$7,228
Gateway settlement obligation (see Note 14)	644	644
Accrued compensation and benefits	1,384	1,821
Accrued interest	697	712
Accrued professional services	436	425
Accrued inventory purchases	562	—
Other accrued expenses	1,547	1,475

	$12,498	$12,305

During 2004, the Company entered into a contract with the USCG to design, develop, launch and operate a single satellite equipped with the capability to receive, process and forward Automatic Identification System (“AIS”) data (the “Concept Validation Project”). Under the terms of the agreement, title to the Concept Validation Project demonstration satellite remains with the Company, however the USCG was granted a non-exclusive, royalty free license to use the designs, software processes and procedures developed under the contract in connection with any future Company satellites that are AIS enabled. The Company is permitted to use the Concept Validation Project satellite to provide services to other customers. On March 21, 2008, the Company received a modification of its current license agreement to allow the inclusion of AIS receivers on its satellites. The agreement also provides for post-launch maintenance and AIS data transmission services to be provided by the Company to the USCG for an initial term of 14 months. At its option, the USCG may elect under the agreement to receive maintenance and AIS data transmission services for up to an additional 18 months subsequent to the initial term. The deliverables under the arrangement do not qualify as separate units of accounting and, as a result, revenues from the contract will be recognized ratably commencing upon the launch of the Concept Validation Project demonstration satellite (expected during 2008) over the expected life of the customer relationship.
On April 14, 2008, the Company and USCG agreed to extend the launch date of this satellite to August 15, 2008 (See Note 14).
10. Deferred Revenues
Deferred revenues consisted of the following:

	March 31,	December 31,
	2008	2007
Service activation fees	$2,144	$1,796
Manufacturing license fees	71	75
Prepaid services	1,031	1,071

	3,246	2,942
Less current portion	(1,590)	(1,435)

Long-term portion	$1,656	$1,507

11. Note Payable
In connection with the acquisition of a majority interest in Satcom in 2005, the Company recorded an indebtedness to OHB Technology A.G. (formerly known as OHB Teledata A.G.) (“OHB”), a stockholder of the Company. At March 31, 2008, the principal balance of the note payable was €1,138 ($1,755) and it had a carrying value of $1,296. At December 31, 2007, the principal balance of the note payable was €1,138 ($1,661) and it had a carrying value of $1,170. The carrying value was based on the note’s estimated fair value at the time of acquisition. The difference between the carrying value and principal balance is being amortized to interest expense over the estimated life of the note of six years. Interest expense related to the note for each of the three months ended March 31, 2008 and 2007 was $33. This note does not bear interest and has no fixed repayment term. Repayment will be made from the distribution profits (as defined in the note agreement) of ORBCOMM Europe LLC. The note has been classified as long-term and the Company does not expect any repayments to be required prior to March 31, 2009.
12. Stockholders’ Equity
Warrants to purchase the Company’s common stock outstanding at March 31, 2008 were as follows:

Shares subject
to
Exercise price	Warrants
$2.33	88,640
$3.38	25,224
$4.26	257,986

371,850

During the three months ended March 31, 2008, the Company issued 54,974 shares of common stock upon the exercise of warrants at per share exercise prices ranging from $2.33 to $4.26. The Company received gross proceeds of $133 from the exercise of these warrants. In addition, the Company issued 21,019 shares of common stock upon the cashless exercise of warrants to purchase 41,717 common shares with per share exercise prices ranging from $2.33 to $4.26.
During the three months ended March 31, 2008, warrants to purchase 5,362 common shares with per share exercise prices of $2.33 and $3.38 expired.
At March 31, 2008, the Company has reserved the following shares of common stock for future issuance:

Shares
Employee stock compensation plans	5,034,605
Warrants to purchase common stock	371,850

5,406,455

13. Geographic Information
The Company operates in one reportable segment, machine to machine data communications. Other than satellites in orbit, long-lived assets outside of the United States are not significant. The following table summarizes revenues on a percentage basis by geographic region, based on the country in which the customer is located:

	Three months ended
	March 31,
	2008	2007
United States	91%	89%
Other(1)	9%	11%

	100%	100%

(1)	No other single geographic areas are more than 10% of revenues for the three months ended March 31, 2007.

14. Commitments and Contingencies
Procurement agreements in connection with quick-launch satellites
On April 21, 2006, the Company entered into an agreement with Orbital Sciences whereby Orbital Sciences will design, manufacture, test and deliver to the Company, one payload engineering development unit and six AIS-equipped satellite payloads for the Company. The cost of the payloads is $17,000, subject to adjustment under certain circumstances. Payments under the agreement are due upon the achievement of specified milestones by Orbital Sciences. As of March 31, 2008, the Company has made milestone payments of $16,150 under this agreement. The Company anticipates making the remaining payments subject to adjustments under the agreement of $150 in 2008 and $700 in 2009.
On June 5, 2006, the Company entered into an agreement with OHB-System AG, an affiliate of OHB, to design, develop and manufacture six satellite buses, integrate such buses with the payloads to be provided by Orbital Sciences, and launch the six integrated satellites. The price for the six satellite buses and launch services is $20,000 and payments under the agreement are due upon specific milestones achieved by OHB-System AG. In addition, if OHB-System AG meets specific on-time delivery milestones, the Company would be obligated to pay up to an additional $1,000. As of March 31, 2008, the Company has made milestone payments of $14,600 under this agreement. In addition, OHB-System AG will provide services relating to the development, demonstration and launch of the Company’s next-generation satellites at a total cost of $1,350.
Due to delays associated with the construction of the final quick-launch satellite, the Company intends to retain it for future deployment.
The Company anticipates making the remaining payments under the agreement of $5,000 and $400 in 2008 and 2009, respectively, for the six satellite buses and the related integration and launch services.
Procurement agreements in connection with U.S. Coast Guard contract
In May 2004, the Company entered into an agreement to construct and deploy a satellite for use by the USCG (see Note 9). In connection with this agreement, the Company entered into procurement agreements with Orbital Sciences and OHB-System AG. All expenditures relating to this project are being capitalized as assets under construction. The satellite is expected to be launched during 2008. As of March 31, 2008 and December 31, 2007, the Company has incurred $7,163 and $7,138 of costs related to this project, respectively. As of March 31, 2008, the Company’s remaining obligation under these procurement agreements were $362.
As a result of delays in launching the satellite, in February 2007, the USCG issued a unilateral modification to the contract setting a definitive launch date of July 2, 2007. On September 13, 2007, the Company and USCG entered into an amendment to the agreement to extend the definitive launch date to December 31, 2007. In consideration for agreeing to extend the launch date, the Company will provide up to 200 hours of additional support for up to 14 months after the launch date at no cost and reduce USCG’s cost for the post-launch maintenance options and for certain usage options.
The USCG project is to be launched with the Company’s quick-launch satellites, however the launch did not occur by December 31, 2007. On January 14, 2008, the Company received a cure notice from the USCG notifying the Company that unless the satellite is launched within 90 days after receipt of the cure notice, the USCG may terminate the contract for default and pursue the remedies available to it, one of which is procuring supplies and services similar to those terminated and holding the Company liable for any excess costs of procurement. The Company has indemnification rights against the launch services provider for the Coast Guard demonstration satellite in the event the launch services contract is terminated for default from and against any and all claims, demands, assessments and all liabilities and costs related thereto for which the Company becomes liable, including but not limited to any assessment of damages and/or reprocurement costs by the USCG. As of March 31, 2008 and December 31, 2007, the Company believed that the launch of the Coast Guard demonstration satellite would have likely extended beyond the 90 days cure period.
The Company had reflected all amounts received under the USCG contract in accrued liabilities in its March 31, 2008 and December 31, 2007 consolidated balance sheet.
On April 14, 2008, the Company and the USCG entered into an amendment to the agreement extending the definitive launch date to August 15, 2008. In consideration for agreeing to the extend the launch date, the Company will provide the USCG with all AIS data from each of the quick-launch satellites being launched with the Coast Guard demonstration satellite, to the extent the satellites are providing service, for 90 continuous days (upon request by the USCG during the first 180 days of the base operating period) at no additional cost. In addition, the USCG will have certain intellectual property rights over the AIS data received by the AIS receivers aboard the quick-launch satellites and the Coast Guard demonstration satellite solely during the 90-day evaluation period to share only with other U.S. government agencies, provided that during the 90-day evaluation period the Company is permitted to use the AIS data from the quick-launch satellites in connection with the Company’s other programs.

Gateway settlement obligation
In 1996, a predecessor to the Company entered into a contract to purchase gateway earth stations (“GESs”) from ViaSAT Inc. (the “GESs Contract”). As of September 15, 2000, the date the predecessor company filed for bankruptcy, approximately $11,000 had been paid to ViaSAT, leaving approximately $3,700 owing under the GESs Contract for 8.5 GESs manufactured and stored by ViaSAT. In December 2004, the Company and ViaSAT entered into a settlement agreement whereby the Company was granted title to 4 completed GESs in return for a commitment to pay an aggregate of $1,000 by December 2007. ViaSAT maintains a security interest and lien in the 4 GESs and has the right to possession of each GESs until the lien associated with the GESs has been satisfied. The Company has options, which expired in December 2007, to purchase any or all of the remaining 4.5 GESs for aggregate consideration of $2,700. However, the Company must purchase one of the remaining 4.5 GESs for $1,000 prior to the sale or disposition of the last of the 4 GESs for which title has been transferred. The Company and ViaSAT are in discussions to extend the option. The Company recorded the 4 GESs in inventory at an aggregate value of $1,644 upon execution of the settlement agreement. As of March 31, 2008 and December 31, 2007, the accrued liability for the settlement agreement was $644.
Airtime credits
In 2001, in connection with the organization of ORBCOMM Europe LLC and the reorganization of the ORBCOMM business in Europe, the Company agreed to grant certain country representatives in Europe approximately $3,736 in airtime credits. The Company has not recorded the airtime credits as a liability for the following reasons: (i) the Company has no obligation to pay the unused airtime credits if they are not utilized; and (ii) the airtime credits are earned by the country representatives only when the Company generates revenue from the country representatives. The airtime credits have no expiration date. Accordingly, the Company is recording airtime credits as services are rendered and these airtime credits are recorded net of revenues from the country representatives. For the three months ended March 31, 2008 and 2007, airtime credits used totaled approximately $41 and $43, respectively. As of March 31, 2008 and December 31, 2007, unused credits granted by the Company were approximately $2,449 and $2,490, respectively.
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
15. Subsequent Event
Procurement agreement in connection with next-generation satellites
On May 5, 2008, the Company entered into a Procurement Agreement (“the Agreement”) with Sierra Nevada Corporation (“SNC”) pursuant to which SNC will construct eighteen low-earth-orbit satellites in three sets of six satellites (“shipsets”) for the Company’s next-generation satellites (the “Initial Satellites”). Under the Agreement, SNC will also provide launch support services, a test satellite (excluding the mechanical structure), a satellite software simulator and the associated ground support equipment. Under the Agreement, the Company may elect to use the launch option to be offered by SNC or it may contract separately with other providers for launch services and launch insurance for the satellites.
Under the Agreement, the Company has the option, exercisable at any time until the third anniversary of the execution of the Agreement, to order up to thirty additional satellites substantially identical to the Initial Satellites (the “Optional Satellites”).
The total contract price (for the Initial Satellites) is $117,000, subject to reduction upon failure to achieve certain in-orbit operational milestones with respect to the Initial Satellites or if the pre-ship reviews of each shipset are delayed more than 60 days after the specified time periods described below. The Company has agreed to pay SNC up to $1,500 in incentive payments for the successful operation of the Initial Satellites five years following the successful completion of in-orbit testing for the third shipset of six satellites. The price for the Optional Satellites ranges from $5,000 to $7,700 per satellite depending on the number of satellites ordered and the timing of the exercise of the option.
The Agreement also requires SNC to complete the pre-ship review of the Initial Satellites (i) no later than 24 months after the execution of the Agreement for the first shipset of six satellites, (ii) no later than 31 months after the execution of the Agreement for the second shipset of six satellites and (iii) no later than 36 months after the execution of the Agreement for the third shipset of six satellites. Payments under the Agreement will begin upon the execution of the Agreement and will extend into the second quarter of 2012, subject to SNC’s successful completion of each payment milestone.
Under the Agreement, SNC has agreed to provide the Company with an optional secured credit facility for up to $20,000 commencing twenty-four months after the execution of the Agreement and maturing forty four months after the effective date. If the Company elects to establish and use the credit facility it and SNC will enter into a formal credit facility on terms established in the Agreement.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Safe Harbor Statement Under the Private Securities Litigation Reform of Act 1995.
Certain statements discussed in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally relate to our plans, objectives and expectations for future events and includes statements about our expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. Such forward-looking statements, including those concerning the Company’s expectations, are subject to known and unknown risks and uncertainties, which could cause actual results to differ materially from the results, projected, expected or implied by the forward-looking statements, some of which are beyond the Company’s control, that may cause the Company’s actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include but are not limited to: substantial losses we have incurred and expect to continue to incur; demand for and market acceptance of our products and services and the applications developed by our resellers; loss or decline or slowdown in the growth in business from Asset Intelligence division of General Electric Company (“GE”), other value-added resellers or VARs and international value-added resellers or IVARs; litigation proceedings; technological changes, pricing pressures and other competitive factors; the inability of our international resellers to develop markets outside the United States; satellite launch failures, satellite launch and construction delays and cost overruns and in-orbit satellite failures or reduced performance; the failure to launch the Coast Guard demonstration satellite by the definitive launch date; the failure of our system or reductions in levels of service due to technological malfunctions or deficiencies or other events; our inability to renew or expand our satellite constellation; political, legal regulatory, government administrative and economic conditions and developments in the United States and other countries and territories in which we operate and changes in our business strategy. These and other risks are described in more detail in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007. The Company undertakes no obligation to publicly revise any forward-looking statements or cautionary factors, except as required by law.

Overview
Presently, we operate the only global commercial wireless messaging system optimized for narrowband communications. Our system consists of a global network of 29 low-Earth orbit, or LEO, satellites and accompanying ground infrastructure. Our two-way communications system enables our customers and end-users, which include large and established multinational businesses and government agencies, to track, monitor, control and communicate cost-effectively with fixed and mobile assets located anywhere in the world. In 2007, we began providing terrestrial-based cellular communication services through a re-seller agreement with a major cellular wireless provider. These services commenced in the third quarter of 2007 and revenues from such services were not significant. In addition, a re-seller agreement was signed with a second major cellular wireless provider in the fourth quarter of 2007 and services with this provider are expected to commence in the first half of 2008. These terrestrial-based communication services enable our customers who have higher bandwidth requirements to receive and send messages from communication devices based on terrestrial-based technologies using the cellular provider’s wireless network as well as from dual-mode devices combining our satellite subscriber communicators with devices for terrestrial-based technologies. As a result, our customers are now able to integrate into their applications a terrestrial communications device that will allow them to add messages, including data intensive messaging from the cellular provider’s wireless network.
Our products and services enable our customers and end-users to enhance productivity, reduce costs and improve security through a variety of commercial, government and emerging homeland security applications. We enable our customers and end-users to achieve these benefits using a single global technology standard for machine-to-machine and telematic, or M2M, data communications. Our customers have made significant investments in developing ORBCOMM-based applications. Examples of assets that are connected through our M2M data communications system include trucks, trailers, railcars, containers, heavy equipment, fluid tanks, utility meters, pipeline monitoring equipment, marine vessels and oil wells. Our customers include original equipment manufacturers, or OEMs, such as Caterpillar Inc., Komatsu Ltd., Hitachi Construction Machinery Co., Ltd. and the Volvo Group, IVARs, such as the GE, VARs, such as Fleet Management Services, XATA Corporation and American Innovations, Ltd., and government agencies, such as the U.S. Coast Guard.
Presently our unique M2M data communications system is comprised of three elements: (i) a constellation of 29 LEO satellites in multiple orbital planes between 435 and 550 miles above the Earth operating in the Very High Frequency, or VHF, radio frequency spectrum, (ii) related ground infrastructure, including 15 gateway earth stations, four regional gateway control centers and a network control center in Dulles, Virginia, through which data sent to and from subscriber communicators are routed and (iii)  subscriber communicators and cellular wireless SIMS attached to a variety of fixed and mobile assets worldwide.
Our principal products and services are satellite-based data communications services and product sales from subscriber communicators. During the third quarter of 2007, we commenced terrestrial-based cellular communication services, which consist of reselling airtime using a cellular provider’s wireless technology network and product sales from cellular wireless SIMS for use with devices or equipment that enable the use of the cellular provider’s wireless network for data communications. We provide global M2M data communications services through our satellite-based system. We focus our communications services on narrowband data applications. These data messages are typically sent by a remote subscriber communicator through our satellite system to our ground facilities for forwarding through an appropriate terrestrial communications network to the ultimate destination. In addition we provide terrestrial cellular communication services which support higher bandwidth applications that are not typical for an ORBCOMM application. These data messages are sent by cellular wireless SIMS which are routed through the cellular provider’s wireless network to our ground facilities and forwarded to the ultimate destination in real time.
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
Our products and services are typically combined with industry-or customer-specific applications developed by our resellers which are sold to their end-user customers. We do not generally market to end-users directly; instead, we utilize a cost-effective sales and marketing strategy of partnering with over 160 resellers (i.e, VARs and country representatives). These resellers, which are our direct customers, market to end-users.

Critical Accounting Policies
Our discussion and analysis of our results of operations, liquidity and capital resources are based on our unaudited condensed consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, costs of revenues, accounts receivable, satellite network and other equipment, capitalized development costs, intangible assets, inventory valuation, the valuation of deferred tax assets, uncertain tax positions and the fair value of securities underlying share-based payment arrangements. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from our estimates and could have a significant adverse effect on our results of operations and financial position. For a discussion of our critical accounting policies see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2007. There have been no material changes to our critical accounting policies during the three months ended March 31, 2008.
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
The following table (in thousands) reconciles our net loss to EBITDA for the periods shown:

	Three months ended March 31,
	2008	2007
Net loss	$(534)	$(2,939)
Interest income	(766)	(1,279)
Interest expense	50	52
Depreciation and amortization	648	542
EBITDA	$(602)	$(3,624)
EBITDA during the three months ended March 31, 2008 improved by $3.0 million over the three months ended March 31, 2007. This improvement was due to an increase in net service revenues of $1.1 million and a decrease in operating expenses of $2.2 million. Operating expenses decreased in the first quarter of 2008, due to a decrease in stock-based compensation of $1.1 million and a gain of $0.9 million from the settlement of claims from ORBCOMM Japan.
Results of Operations
Revenues
Revenues consist of service revenues and product sales. Service revenues are based upon utilization of subscriber communicators on our communications system and the reselling of airtime from the utilization of terrestrial-based subscriber communicators using SIMS on the cellular provider’s wireless network. These service revenues generally consist of a one-time activation for each subscriber communicator and SIMS activated for use on our communications system and monthly usage fees. Service revenues are also earned from providing engineering, technical and management support services to customers, and from license fees and a one time royalty by third parties for the use of our proprietary communications protocol, which enables subscriber communicators to connect to our M2M data communications system. Product sales consist of sales of subscriber communicators, other products such as subscriber communicator peripherals, and other equipment such as gateway earth stations and gateway control centers to customers. During the third quarter of 2007, we began selling cellular wireless subscriber identity modules, or SIMS, (for our terrestrial-communications services) to our resellers and direct customers.

	Three months ended March 31,
	2008		2007
		% of		% of
		Total		Total
Service revenues	$4,855	82.6%	$3,950	66.3%
Product sales	1,024	17.4%	2,011	33.7%

	$5,879	100.0%	$5,961	100.0%

Total revenues for the three months ended March 31, 2008 decreased by $0.1 million, or 1.4%, to $5.9 million from $6.0 million for the three months ended March 31, 2007. This decrease related to a decrease in product sales of $1.0 million offset by an increase in service revenues of $0.9 million.
Service revenues
Service revenues increased $0.9 million for the three months ended March 31, 2008, or 22.9%, to $4.9 million, or approximately 82.6% of total revenues, from $4.0 million, or approximately 66.3% of total revenues for the three months ended March 31, 2007. This increase was primarily due to an increase in the number of billable subscriber communicators activated on our communications system. As of March 31, 2008, there were approximately 380,000 billable subscriber communicators on the ORBCOMM System as compared to approximately 250,000 billable subscriber communicators as of March 31, 2007, an increase of approximately 51.8%. Service revenue growth can be impacted by the customary lag between subscriber communicator activations and recognition of service revenue from these units. In addition, this customary lag has been increased by the slowdown in deployments of activated units to end users by GE.
Product sales
Revenue from product sales decreased $1.0 million for the three months ended March 31, 2008, or 49.1%, to $1.0 million, or approximately 17.4% of total revenues, from $2.0 million, or approximately 33.7% of total revenues for the three months ended March 31, 2007. This decrease was primarily due to lower sales to GE. We expect this trend to continue throughout 2008 due to lower demand for subscriber communicators by VARs in the transportation sector.
Costs of services
Costs of services include the expenses associated with our engineering groups, the repair and maintenance of our ground infrastructure, the depreciation associated with our communications system and the amortization of licenses acquired.
Costs of services decreased by $0.4 million, or 13.5%, to $2.0 million for the three months ended March 31, 2008 from $2.4 million during the three months ended March 31, 2007. The decrease was due to a $0.2 million decrease in stock-based compensation and lower equipment maintenance costs of $0.2 million. As a percentage of service revenues, cost of services were 40.0% of service revenues for the three months ended March 31, 2008 compared to 59.6% for the three months ended March 31, 2007. This decrease in costs of services as a percentage of service revenue is primarily due to an increase in service revenues.
Costs of product sales
Costs of product sales include the cost of subscriber communicators and Sims and related peripheral equipment, as well as the operational costs to fulfill customer orders, including costs for employees.
Costs of product sales decreased by $0.8 million, or 39.2%, to $1.3 million for the three months ended March 31, 2008 from $2.1 million for the three months ended March 31, 2007. Product cost represented 66.0% of the cost of product sales for the three months ended March 31, 2008, which decreased by $0.9 million, or 51.8%, to $0.8 million for the three months ended March 31, 2008 from $1.8 million for the three months ended March 31, 2007. We had a gross loss from product sales (revenues from product sales minus costs of product sales including costs for Stellar) of $0.3 million and $0.1 million for the three months ended March 31, 2008 and 2007, respectively. The gross loss from product sales was related to lower revenues from subscriber communicator sales which was not enough to cover costs associated with distribution, fulfillment and customer service costs associated with completing customer orders.
Selling, general and administrative expenses
Selling, general and administrative expenses relate primarily to compensation and associated expenses for employees in general management, sales and marketing, and finance, litigation expenses and regulatory matters.
Selling, general and administrative expenses decreased by $0.9 million, or 16.3%, to $4.4 million for the three months ended March 31, 2008 from $5.3 million for the three months ended March 31, 2007. This decrease is primarily due to lower employee costs of $0.6 million, resulting primarily from a decrease in stock-based compensation of $0.9 million, offset by an increase in payroll costs of $0.3 million and a decrease in professional fees of $0.5 million, primarily due to reduced litigation expenses as a result of settling the Quake litigation in 2007.

Product development expenses
Product development expenses consist primarily of the expenses associated with the staff of our engineering development team, along with the cost of third parties that are contracted for specific development projects.
Product development expenses for the three months ended March 31, 2008 and 2007 were $0.3 million and $0.4 million, respectively, decreasing 28.9% in the current year period over the same period in the prior year.
Gain on customer claims settlement

On March 25, 2008, we received a 37% equity interest in ORBCOMM Japan and cash of $0.6 million in satisfaction of claims against ORBCOMM Japan, pursuant to a voluntary reorganization of ORBCOMM Japan in accordance with the rehabilitation plan approved by the Tokyo district court on December 25, 2007.

The fair value of the consideration we received for settlement of claims against ORBCOMM Japan exceeded the $0.4 million carrying value of current and long-term receivables from ORBCOMM Japan by $0.9 million and we recognized a gain for the same amount. The estimated fair value of our equity interest in ORBCOMM Japan in the amount of $0.6 million has been recorded in investment in affiliates at March 31, 2008.

Other income (expense)
Other income is comprised primarily of interest income from our cash and cash equivalents, which consists of U.S. Treasuries, interest bearing instruments, including commercial paper, and our investments in investment grade floating rate redeemable municipal debt securities classified as available-for-sale marketable securities, foreign exchange gains and interest expense.
Other income was $0.8 million for the three months ended March 31, 2008 compared to $1.3 million for the three months ended March 31, 2007. This decrease was primarily due to lower interest rates from investing in low risk U.S. Treasury securities during the three months ended March 31, 2008 compared to higher interest rates from investing in investment grade floating rate redeemable municipal debt securities during the three months ended March 31, 2007. We expect that interest income will continue to decrease in future periods as cash is used for our capital expenditures, working capital purposes and to fund operating losses.
Net loss and net loss applicable to common shares
As a result of the items described above, our net loss narrowed to $0.5 million for the three months ended March 31, 2008, compared to a net loss of $2.4 million for the three months ended March 31, 2007, decreasing by $1.8 million, an improvement of 81.8%.
Liquidity and Capital Resources
Overview
Our liquidity requirements arise from our working capital needs and to fund capital expenditures to support our current operations, and facilitate growth and expansion. Since our inception, we have financed our operations from sales of our common stock through public offerings and private placements of debt, convertible redeemable preferred stock, membership interests and common stock. We have incurred losses from operations since inception, including a net loss of $0.5 million for the three months ended March 31, 2008 and as of March 31, 2008 we have an accumulated deficit of approximately $64.0 million. As of March 31, 2008, our primary source of liquidity consisted of cash and cash equivalents including U.S. Treasury securities totaling $114.0 million.
Operating activities
Cash provided by our operating activities for the three months ended March 31, 2008 was $0.1 million resulting from a net loss of $0.5 million, offset by adjustments for non-cash items of $0.7 million. Adjustments for non-cash items primarily consisted of $0.6 million for depreciation and amortization and $0.8 million for stock-based compensation, offset by decreases of $0.2 million in the allowance for doubtful accounts and a $0.6 million non-cash gain related to the 37% interest we received in ORBCOMM Japan in March 2008.
Cash provided by in our operating activities for the three months ended March 31, 2007 was $0.7 million resulting from a net loss of $2.9 million offset by adjustments for non-cash items of $2.5 million, and $1.1 million of cash generated from working capital. Adjustments for non-cash items primarily consisted of $0.5 million for depreciation and amortization and $1.9 million for stock-based compensation. Working capital activities primarily consisted of a net source of cash of $1.4 million for a decrease to inventories primarily related to better inventory management, offset by a use of cash of $0.5 million for an increase in prepaid expense and other current assets primarily related to deferred costs incurred in connection with a secondary public offering of our common stock completed in May 2007.
Investing activities
Cash used in our investing activities for the three months ended March 31, 2008 was $1.5 million, resulting from capital expenditures of $0.6 million for the quick-launch and next generation satellites and $0.9 million of improvements to our internal infrastructure and ground segment.
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

Financing activities
Cash provided by our financing activities for the three months ended March 31, 2008 was $0.1 million resulting primarily from proceeds received from the exercise from the issuance of an aggregate of 54,974 shares of common stock upon the exercise of warrants to purchase common stock at per share exercise prices ranging from $2.33 to $4.26.
Cash used in our financing activities the three months ended March 31, 2007 was $0.6 million, resulting from payments of invoices in 2007 related to offering costs incurred in connection with our initial public offering in November 2006.
Future Liquidity and Capital Resource Requirements
We expect cash flows from operating activities, along with our existing cash and cash equivalents will be sufficient to provide working capital and fund capital expenditures, which primarily includes the deployment of additional satellites for at least the next 12 months. For the remainder of 2008, we expect to incur approximately $36 million of capital expenditures primarily for our quick-launch and next-generation satellites.
Contractual Obligations
Other than with respect to the contractual obligation discussed below there have been no material changes in our contractual obligations as of March 31, 2008, as previously disclosed in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2007.
On May 5, 2008, we entered into a Procurement Agreement (“the Agreement”) with Sierra Nevada Corporation (“SNC”) pursuant to which SNC will construct eighteen low-earth-orbit satellites in three sets of six satellites (“shipsets”) for our next-generation satellites (the “Initial Satellites”). Under the Agreement, SNC will also provide launch support services, a test satellite (excluding the mechanical structure), a satellite software simulator and the associated ground support equipment. Under the Agreement, we may elect to use the launch option to be offered by SNC or it may contract separately with other providers for launch services and launch insurance for the satellites.
Under the Agreement, we have the option, exercisable at any time until the third anniversary of the execution of the Agreement, to order up to thirty additional satellites substantially identical to the Initial Satellites (the “Optional Satellites”).
The total contract price (for the initial Satellites) is $117 million, subject to reduction upon failure to achieve certain in-orbit operational milestones with respect to the Initial Satellites or if the pre-ship reviews of each shipset are delayed more than 60 days after the specified time periods described below. We have agreed to pay SNC up to $1.5 million in incentive payments for the successful operation of the Initial Satellites five years following the successful completion of in-orbit testing for the third shipset of six satellites. The price for the Optional Satellites ranges from $5.0 million to $7.7 million per satellite depending on the number of satellites ordered and the timing of the exercise of the option.
The Agreement also requires SNC to complete the pre-ship review of the Initial Satellites (i) no later than 24 months after the execution of the Agreement for the first shipset of six satellites, (ii) no later than 31 months after the execution of the Agreement for the second shipset of six satellites and (iii) no later than 36 months after the execution of the Agreement for the third shipset of six satellites. Payments under the Agreement will begin upon the execution of the Agreement and will extend into the second quarter of 2012, subject to SNC’s successful completion of each payment milestone.
Under the Agreement, SNC has agreed to provide us with an optional secured credit facility for up to $20,000 commencing twenty-four months after the execution of the Agreement and maturing forty four months after the effective date. If we elect to establish and use the credit facility we and SNC will enter into a formal credit facility on terms established in the Agreement.
Off-Balance Sheet Arrangements
We have no material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.
Recent accounting pronouncements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles (GAAP) and expand disclosures about fair value measurements. SFAS 157 requires quantitative disclosures using a tabular format in all periods (interim and annual) and qualitative disclosures about the valuation techniques used to measure fair value in all annual periods. On January 1, 2008, we adopted SFAS 157, except with respect to our non-financial assets and liabilities, for which the effective date is January 1, 2009. The adoption of SFAS 157 for our financial assets and liabilities did not have a material impact on our consolidated financial statements. We also do not expect the adoption of SFAS 157 for our non-financial assets and liabilities to have a material impact on our financial statements.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for us on January 1, 2008. However, we did not elect the fair value option for any of our eligible financial instruments on the effective date.
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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS 161”). FAS 161 requires expanded qualitative, quantitative and credit-risk disclosures of derivative instruments and hedging activities. These disclosures include more detailed information about gains and losses, location of derivative instruments in financial statements, and credit-risk-related contingent features in derivative instruments. SFAS 161 also clarifies that derivative instruments are subject to concentration of credit risk disclosures under SFAS No. 107, Disclosure About Fair Value of Financial Instruments, SFAS 161, which applies only to disclosures, is effective for us on January 1, 2009. We are currently evaluating the impact of SFAS 161 will have on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risks
There has been no material changes in our assessment of our sensitivity to market risk as of March 31, 2008, as previously disclosed in Part II, Item 7A “Quantitative and Qualitative Disclosures about Market Risks” in our Annual Report on Form 10-K for the year ended December 31, 2007.
Concentration of credit risk
During the three months ended March 31, 2008 and 2007, sales to GE, comprised 28.2% and 39.7% of our revenues, respectively.
Item 4. Disclosure Controls and Procedures
Evaluation of the Company’s disclosure controls and procedures. The Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2008. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2008.
Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
We discuss certain legal proceedings pending the Company in the notes to the condensed consolidated financial statements and refer you to that discussion for important information concerning those legal proceedings, including the basis for such actions and relief sought. See Note 14 to the condensed consolidated financial statements for this discussion.
Item 1A. Risk Factors
There have been no material changes in the risk factors as of March 31, 2008, as previously disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Use of Proceeds from Initial Public Offering
On November 2, 2006, the SEC declared effective our Registration Statement on Form S-1 (Registration No. 333-134088), relating to our initial public offering. After deducting underwriters’ discounts and commissions and other offering costs, our net proceeds were approximately $68.3 million. We intend to use the remaining net proceeds from our initial public offering to provide working capital and fund capital expenditures, primarily related to the deployment of additional satellites, which will be comprised of our quick-launch and next-generation satellites. As of March 31, 2008, we have used $19.6 million for such purposes. Pending such uses, we are investing the net proceeds in short-term interest bearing cash equivalents.
Exercise of Warrants
During the three months ended March 31, 2008, we issued 54,974 shares of common stock upon the exercise of warrants at per share exercise prices ranging from $2.33 to $4.26. We received gross proceeds of $0.1 million from the exercise of these warrants. In addition, we issued 21,019 shares of common stock upon the cash less exercise of warrants to purchase 41,717 common shares with per share exercise prices ranging form $2.33 to $4.26.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.
Item 6. Exhibits
10.27	Employment Agreement between Jerome B. Eisenberg and the Company.

10.28	Employment Agreement between Marc J. Eisenberg and the Company.

10.29	Employment Agreement between Robert G. Costantini and the Company.

10.30	Employment Agreement between John J. Stolte Jr. and the Company.

10.31	Employment Agreement between Christian G. Le Brun, Esq. and the Company.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a).

32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) and 18 U.S.C. Section 1350.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORBCOMM Inc. (Registrant)
Date: May 12, 2008	/s/ Marc J. Eisenberg
Marc J. Eisenberg,
Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2008	/s/ Robert G. Costantini
Robert G. Costantini,
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
No.	Description

10.27	Employment Agreement between Jerome B. Eisenberg and the Company.

10.28	Employment Agreement between Marc J. Eisenberg and the Company.

10.29	Employment Agreement between Robert G. Costantini and the Company.

10.30	Employment Agreement between John J. Stolte Jr. and the Company.

10.31	Employment Agreement between Christian G. LeBrun, Esq. and the Company.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a).

32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) and 18 U.S.C. Section 1350.