Form 10-Q
period 2008-06-30
ORBCOMM Inc.
filed 2008-08-11
CIK 1361983

United States Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-33118
ORBCOMM INC.
(Exact name of registrant as specified in its charter)

Delaware	41-2118289

(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock as of August 6, 2008 is 42,069,517.

ORBCOMM Inc.
Index

ORBCOMM Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(Unaudited)

	June 30,	December 31,
	2008	2007
ASSETS

Current assets:
Cash and cash equivalents	$98,962	$115,587
Accounts receivable, net of allowances for doubtful accounts of $231 and $388	4,839	5,284
Inventories	3,431	2,722
Advances to contract manufacturer	158	158
Prepaid expenses and other current assets	912	1,078

Total current assets	108,302	124,829
Long-term receivable	230	542
Satellite network and other equipment, net	68,873	49,704
Intangible assets, net	4,829	5,572
Restricted cash	5,680	—
Other assets	981	992
Deferred tax assets	184	184

Total assets	$189,079	$181,823

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,163	$4,373
Accrued liabilities	8,886	12,305
Current portion of deferred revenue	3,101	1,435

Total current liabilities	17,150	18,113
Note payable — related party	1,366	1,170
Deferred revenue, net of current portion	8,138	1,507
Other liability	184	184

Total liabilities	26,838	20,974

Minority interest	958	—

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0.001; 250,000,000 shares authorized; 42,056,245 and 41,658,066 shares issued and outstanding	42	42
Additional paid-in capital	226,997	224,899
Accumulated other comprehensive loss	(807)	(656)
Accumulated deficit	(64,949)	(63,436)

Total stockholders’ equity	161,283	160,849

Total liabilities and stockholders’ equity	$189,079	$181,823

See notes to condensed consolidated financial statements.

ORBCOMM Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenues:
Service revenues	$5,757	$4,217	$10,612	$8,167
Product sales	1,967	2,410	2,991	4,421

Total revenues	7,724	6,627	13,603	12,588

Costs and expenses (1):
Costs of services	2,128	1,966	4,162	4,319
Costs of product sales	1,713	2,532	2,994	4,638
Selling, general and administrative	5,174	4,485	9,619	9,796
Product development	206	257	462	617
Gain on customer claims settlements	(367)	—	(1,243)	—

Total costs and expenses	8,854	9,240	15,994	19,370

Loss from operations	(1,130)	(2,613)	(2,391)	(6,782)

Other income (expense):
Interest income	356	1,339	1,122	2,618
Other income	12	30	23	33
Interest expense	(48)	(53)	(98)	(105)

Total other income	320	1,316	1,047	2,546

Loss before pre-control earnings of consolidated subsidiary and minority interest	(810)	(1,297)	(1,344)	(4,236)

Pre-control earnings of consolidated subsidiary	(128)	—	(128)	—
Minority interest	(41)	—	(41)	—

Net loss	$(979)	$(1,297)	$(1,513)	$(4,236)

Net loss per common share:
Basic and diluted	$(0.02)	$(0.03)	$(0.04)	$(0.11)

Weighted average common shares outstanding:
Basic and diluted	41,961	38,669	41,882	37,857

(1) Stock-based compensation included in costs and expenses:
Costs of services	$1	$90	$49	$310
Costs of product sales	21	58	41	87
Selling, general and administrative	978	905	1,705	2,542
Product development	15	30	30	72

	$1,015	$1,083	$1,825	$3,011

See notes to condensed consolidated financial statements.

ORBCOMM Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six months ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(1,513)	$(4,236)
Adjustments to reconcile net loss to net cash provided by operating activities:
Change in allowance for doubtful accounts	(157)	121
Depreciation and amortization	1,311	1,138
Accretion on note payable — related party	66	66
Stock-based compensation	1,825	3,011
Pre-control earnings of consolidated subsidiary and minority interest	169	—
Non cash portion of gain on customer claims settlement	(882)	—
Expiration of gateway purchase option	(325)	—
Changes in operating assets and liabilities:
Accounts receivable	1,507	(423)
Inventories	(388)	443
Advances to contract manufacturer	366	24
Prepaid expenses and other current assets	450	188
Accounts payable and accrued liabilities	(495)	(148)
Deferred revenue	1,052	171

Net cash provided by operating activities	2,986	355

Cash flows from investing activities:
Capital expenditures	(14,430)	(9,596)
Purchases of marketable securities	—	(29,700)
Sales of marketable securities	—	21,500
Change in restricted cash	(5,680)	—
Cash assumed from step acquisition of subsidiary	366	—

Net cash used in investing activities	(19,744)	(17,796)

Cash flows from financing activities:
Proceeds from issuance of common stock in connection with secondary public offering, net of underwriters’ discounts and commissions and offering costs of $2,405	—	31,922
Proceeds from exercise of warrants and options	252	392
Payment of offering costs in connection with initial public offering	—	(609)
Payment of offering costs in connection with secondary public offering	(40)	—

Net cash provided by financing activities	212	31,705

Effect of exchange rate changes on cash and cash equivalents	(79)	(42)

Net increase (decrease) in cash and cash equivalents	(16,625)	14,222

Cash and cash equivalents:
Beginning of period	115,587	62,139

End of period	$98,962	$76,361

Supplemental cash flow disclosures:
Non cash investing activities:
Capital expenditures incurred not yet paid	$6,906	$4,865

Stock-based compensation included in capital expenditures	$21	$—

Net assets from step acquisition of subsidiary	$1,363	$—

Asset basis adjustment due to expiration of gateway purchase option	$161	$—

Non cash financing activities -
Secondary public offering expenses incurred not yet paid	$—	$878

See notes to condensed consolidated financial statements.

ORBCOMM Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts)
1. Business
ORBCOMM Inc. (“ORBCOMM” or the “Company”), a Delaware corporation, is a satellite-based data communications company that operates a two-way global wireless data messaging system optimized for narrowband data communication. In the third quarter of 2007, the Company began providing terrestrial-based cellular communication services through a reseller agreement with a major cellular wireless provider. The Company provides services through a constellation of 28 owned and operated low-Earth orbit satellites and accompanying ground infrastructure through which small, low power, fixed or mobile satellite subscriber communicators, and terrestrial units connected to the cellular wireless provider’s network, that can be connected to other public or private networks, including the Internet (collectively, the “ORBCOMM System”). The ORBCOMM System is designed to enable businesses and government agencies to track, monitor, control and communicate with fixed and mobile assets.
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
In the opinion of management, the financial statements as of June 30, 2008 and for the three and six-month periods ended June 30, 2008 and 2007 include all adjustments (including normal recurring accruals) necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year.
The financial statements include the accounts of the Company, its wholly-owned and majority-owned subsidiaries, and investments in variable interest entities in which the Company is determined to be the primary beneficiary. All significant intercompany accounts and transactions have been eliminated in consolidation. The portions of majority-owned subsidiaries that the Company does not own are reflected as minority interests in the consolidated balance sheet.
Investments in entities over which the Company has the ability to exercise significant influence but does not have a controlling interest are accounted for under the equity method of accounting. The Company considers several factors in determining whether it has the ability to exercise significant influence with respect to investments, including, but not limited to, direct and indirect ownership level in the voting securities, active participation on the board of directors, approval of operating and budgeting decisions and other participatory and protective rights. Under the equity method, the Company’s proportionate share of the net income or loss of such investee is reflected in the Company’s consolidated results of operations. The Company’s interests in entities that it accounts for pursuant to the equity method had no carrying value as of June 30, 2008 and December 31, 2007. The Company’s equity in the earnings or losses of those investees for the three months and six months ended June 30, 2008 and 2007 is not significant. Non-controlling interests in companies are accounted for by the cost method where the Company does not exercise significant influence over the investee. The Company’s cost basis investments had no carrying value as of June 30, 2008 and December 31, 2007.
The Company has incurred losses from inception including a net loss of $1,513 for the six months ended June 30, 2008 and as of June 30, 2008, the Company has an accumulated deficit of $64,949. As of June 30, 2008, the Company’s primary source of liquidity consisted of cash and cash equivalents, which the Company believes will be sufficient to provide working capital and milestone payments for its quick-launch and next-generation satellites for at least the next twelve months.

Concentration of credit risk
Long-term receivables represent amounts due from the sale of products and services to related parties that are collateralized by assets whose estimated fair market value exceeds the carrying value of the receivables.
During the three months ended June 30, 2008 and 2007, one customer comprised 15.1% and 48.8% of revenues, respectively. During the six months ended June 30, 2008 and 2007, the same customer comprised 20.8% and 44.6% of revenues, respectively. As of June 30, 2008 and December 31, 2007, this customer accounted for 11.2% and 42.8% of accounts receivable, respectively. For the three months and six months ended June 30, 2008, a second customer comprised 17.0% and 11.1% of revenues, respectively. As of June 30, 2008 this customer accounted for 17.9% of accounts receivable.
Inventories

Inventories are stated at the lower of cost or market, determined on a first-in, first-out basis. Inventory represents finished goods available for sale to customers. The Company regularly evaluates the realizability of inventories and adjusts the carrying value as necessary.
Income taxes
As of June 30, 2008, the Company had unrecognized tax benefits of $775. There were no changes to the Company’s unrecognized tax benefits during the three and six months ended June 30, 2008. The Company is subject to U.S. federal and state examinations by tax authorities for all years since its inception. The Company does not expect any significant changes to its unrecognized tax positions during the next twelve months.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were recognized during the three and six months ended June 30, 2008.
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
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires expanded qualitative, quantitative and credit-risk disclosures of derivative instruments and hedging activities. These disclosures include more detailed information about gains and losses, location of derivative instruments in financial statements, and credit-risk-related contingent features in derivative instruments. SFAS 161 also clarifies that derivative instruments are subject to concentration of credit risk disclosures under SFAS 107, Disclosure About Fair Value of Financial Instruments, SFAS 161, which applies only to disclosures, is effective for the Company on January 1, 2009. The Company does not currently engage in any derivative transactions, and the Company does not anticipate SFAS 161 will have a significant impact on its consolidated financial statements.
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement shall be effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company is evaluating the potential impact that the adoption of SFAS No. 162 may have on its consolidated financial statements.
3. ORBCOMM Japan
On March 25, 2008, the Company received a 37% equity interest in ORBCOMM Japan and cash of $602 in satisfaction of claims against ORBCOMM Japan. The distribution was pursuant to a voluntary reorganization of ORBCOMM Japan in accordance with a rehabilitation plan approved by the Tokyo district court on December 25, 2007.

The Company and ORBCOMM Japan are parties to a service license agreement, pursuant to which ORBCOMM Japan acts as a country representative and resells the Company’s services in Japan. ORBCOMM Japan owns a gateway earth station in Japan, holds the regulatory authority and authorization to operate the gateway earth station and provides the Company’s satellite communication services in Japan.
The consideration the Company received for settlement of claims against ORBCOMM Japan exceeded the $366 carrying value of current and long-term receivables from ORBCOMM Japan by $876 and the Company recognized a gain for the same amount in the first quarter of 2008. The estimated fair value of the Company’s equity interest in ORBCOMM Japan was $640 at March 31, 2008.
The Company’s aggregate claims against ORBCOMM Japan totaled approximately $2,910, of which $2,410 related to amounts owed to the Company pursuant to a change in control payment provision in the service license agreement that was triggered by a change in control of ORBCOMM Japan prior to the reorganization. The Company had not previously recognized any amounts in its financial statements related to the change in control provision because it believed that the collection of the change in control payment was not reasonably assured.
ORBCOMM Japan’s results of operations were not significant for the period from March 25, 2008 through March 31, 2008.
On May 12, 2008, the Company entered into an amended service license agreement with ORBCOMM Japan, which expires in June 2018. On May 15, 2008, in consideration for entering into the amended service license agreement, the Company received 616 newly issued shares of common stock from ORBCOMM Japan representing an additional 14% equity interest and the Company recognized a gain of $242 during the three months ended June 30, 2008. As a result, the Company’s ownership interest in ORBCOMM Japan increased to 51%. On June 9, 2008, the Company and the minority stockholder entered into an agreement, which terminated the minority stockholder’s substantive participatory rights in the governance of ORBCOMM Japan and resulted in the Company obtaining a controlling interest in ORBCOMM Japan.
As the 51% interest in ORBCOMM Japan was acquired in two transactions during 2008, the Company has accounted for this transaction using the step acquisition method prescribed by Accounting Research Bulletin No. 51, Consolidated Financial Statements (“ARB 51”). As permitted by ARB 51, the Company consolidated ORBCOMM Japan’s results of operations as though the controlling interest was acquired on April 1, 2008. For the three and six months ended June 30, 2008, the Company deducted in its statement of operations $128 of the pre-control earnings of ORBCOMM Japan from the termination of the minority stockholder’s substantive participatory rights on June 9, 2008 and a minority interest of $41 for the 49% interest in the income of ORBCOMM Japan attributable to the minority stockholder for the period after change in control.
ORBCOMM Japan has net operating loss carryforwards that expire through 2014. As a result of ORBCOMM Japan’s voluntary reorganization, the Company has recorded a full valuation allowance for the deferred tax assets relating to the net operating loss carryforwards because it is more likely than not that ORBCOMM Japan will not recognize the benefits of these deferred tax assets due to its limited operating history following reorganization. The Company will maintain the valuation allowance until sufficient positive evidence exists to support reversal.
4. Comprehensive Loss
The components of comprehensive loss are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Net loss	$(979)	$(1,297)	$(1,513)	$(4,236)
Foreign currency translation adjustment	(96)	(44)	(151)	(68)

Comprehensive loss	$(1,075)	$(1,341)	$(1,664)	$(4,304)

5. Stock-based Compensation
The Company’s share-based compensation plans consist of its 2006 Long-Term Incentives Plan (the “2006 LTIP”) and its 2004 Stock Option Plan. As of June 30, 2008, there were 2,249,500 shares available for grant under the 2006 LTIP and no shares available for grant under the 2004 Stock Option Plan.
For the three months ended June 30, 2008 and 2007, the Company recorded stock-based compensation expense of $1,015 and $1,083, respectively. For the six months ended June 30, 2008 and 2007, the Company recorded stock-based compensation expense of $1,825 and $3,011, respectively. For the three and six months ended June 30, 2008, the Company capitalized stock-based compensation of $21 to satellite network and other equipment. For the three and six months ended June 30, 2007, the Company did not capitalize stock-based compensation to satellite network and other equipment.

The components of the Company’s stock-based compensation expense are presented below:

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007

Stock options	$24	$57	$48	$114
Restricted stock units	719	904	1,416	2,423
Stock appreciation rights	272	122	361	474

Total	$1,015	$1,083	$1,825	$3,011

As of June 30, 2008, the Company had an aggregate of $4,419 of unrecognized compensation costs for all share-based payment arrangements.
Time-Based Restricted Stock Units
During the six months ended June 30, 2008, the Company granted 124,551 time-based RSUs. These RSUs vest over various periods through May 2011.
A summary of the Company’s time-based RSUs for the six months ended June 30, 2008 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Balance at January 1, 2008	356,538	$11.20
Granted	124,551	5.71
Vested	(185,008)	11.09
Forfeited or expired	—	—

Balance at June 30, 2008	296,081	$8.96

For the three months ended June 30, 2008 and 2007, the Company recorded stock-based compensation expense of $568 and $561 related to the time-based RSUs. For the six months ended June 30, 2008 and 2007, the Company recorded stock-based compensation expense of $1,081 and $1,056 related to the time-based RSUs. As of June 30, 2008, $1,515 of total unrecognized compensation cost related to the time-based RSUs granted is expected to be recognized over periods through May 2011.
Performance-Based Restricted Stock Units
During the six months ended June 30, 2008, 129,784 performance-based RSUs were granted when the Compensation Committee established financial and operational performance targets for fiscal 2008. These RSUs will vest through May 2009 and the Company estimates that 100% of the performance targets will be achieved and 6,000 performance-based RSUs granted during 2007 will vest in January 2009.
A summary of the Company’s performance-based RSUs for the six months ended June 30, 2008 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Balance at January 1, 2008	179,404	$12.58
Granted	129,784	4.81
Vested	(61,079)	12.85
Forfeited or expired	(110,825)	12.48

Balance at June 30, 2008	137,284	$5.20

For the three months ended June 30, 2008 and 2007, the Company recorded stock-based compensation expense of $151 and $343 related to the performance-based RSUs, respectively. For the six months ended June 30, 2008 and 2007, the Company recorded stock-based compensation of $335 and $1,367 related to the performance-based RSUs, respectively. As of June 30, 2008, $471 of total unrecognized compensation cost related to the performance-based RSUs is expected to be recognized through the second quarter of 2009.
The fair value of the performance-and time-based RSU awards granted in 2008 is based upon the closing stock price of the Company’s common stock on the date of grant.
Time-Based Stock Appreciation Rights
During the six months ended June 30, 2008, the Company granted 1,075,000 time-based SARs. These SARS vest over various periods through December 2010.
A summary of the Company’s time-based SARs for the six months ended June 30, 2008 is as follows:

			Weighted-Average
			Remaining	Aggregate
	Number of	Weighted-Average	Contractual	Intrinsic Value
	Shares	Exercise Price	Term (years)	(In thousands)
Outstanding at January 1, 2008	66,667	$11.00
Granted	1,075,000	4.96
Forfeited or expired	—	—

Outstanding at June 30, 2008	1,141,667	$5.31	9.66	$796

Exercisable at June 30, 2008	44,444	$11.00	8.25	$—

Vested and expected to vest at June 30, 2008	1,141,667	$5.31	9.66	$796

For the three months ended June 30, 2008 and 2007, the Company recorded stock-based compensation expense of $243 and $30 relating to the time-based SARs, respectively. For the six months ended June 30, 2008 and 2007, the Company recorded stock-based compensation of $276 and $61 relating to the time-based SARs, respectively. As of June 30, 2008, $2,284 of total unrecognized compensation cost related to the time-based SARs is expected to be recognized over periods through December 31, 2010.
Performance-Based Stock Appreciation Rights
During the six months ended June 30, 2008, 115,555 performance-based SARs were granted when the Compensation Committee established financial and operational performance targets for fiscal 2008. These SARs will vest through March 2009 and the Company estimates that 100% of the performance targets will be achieved.
A summary of the Company’s performance-based SARs for the six months ended June 30, 2008 is as follows:

			Weighted-Average
			Remaining	Aggregate
	Number of	Weighted-Average	Contractual	Intrinsic Value
	Shares	Exercise Price	Term (years)	(In thousands)
Outstanding at January 1, 2008	217,289	$11.00
Granted	115,555	11.00
Forfeited or expired	(70,945)	11.00

Outstanding at June 30, 2008	261,899	$11.00	8.95	$—

Exercisable at June 30, 2008	146,344	$11.00	8.38	$—

Vested and expected to vest at June 30, 2008	261,899	$11.00	8.95	$—

The weighted-average grant date fair value of the performance-based SARs granted during the six months ended June 30, 2008 was $0.98 per share.
For the three months ended June 30, 2008 and 2007, the Company recorded stock-based compensation expense of $29 and $92 relating to the performance-based SARs, respectively. For the six months ended June 30, 2008 and 2007, the Company recorded stock-based compensation expense of $85 and $413 relating to the performance-based SARs, respectively. As of June 30, 2008, $77 of total unrecognized compensation cost related to the performance-based SARs is expected to be recognized through the first quarter of 2009.
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

	Six months ended
	June 30,
	2008	2007
Risk-free interest rate	2.50% to 2.67%	4.93%
Expected life (years)	5.50 to 6.00	5.50
Estimated volatility factor	43.98%	43.93%
Expected dividends	None	None
2004 Stock Option Plan
A summary of the status of the Company’s stock options as of June 30, 2008 is as follows:

			Weighted-Average
			Remaining	Aggregate
	Number of	Weighted-Average	Contractual	Intrinsic Value
	Shares	Exercise Price	Term (years)	(In thousands)
Outstanding at January 1, 2008	832,957	$3.02
Granted	—	—
Exercised	(47,167)	3.76
Forfeited or expired	—	—

Outstanding at June 30, 2008	785,790	$2.98	5.65	$2,138

Exercisable at June 30, 2008	779,538	$2.96	5.64	$2,133

Vested and expected to vest at June 30, 2008	785,790	$2.98	5.65	$2,138

During the six months ended June 30, 2008, the Company issued 15,917 shares of common stock upon the exercise of stock options at an per share exercise price of $4.26. The Company received gross proceeds of $68 from the exercise of these stock options. In addition, the Company issued 14,853 shares of common stock upon the cashless exercise of stock options to purchase 31,250 common shares with per share exercise prices of $2.78 to $4.26.

As of June 30, 2008, $72 of total unrecognized compensation cost related to stock options issued to employees is expected to be recognized ratably through March 31, 2009.
6. Net Loss per Common Share
Basic net loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding for the year. Diluted net loss per common share is the same as basic net loss per common share, because potentially dilutive securities such as RSUs, SARs, stock options and stock warrants would have an antidilutive effect as the Company incurred a net loss for the three and six months ended June 30, 2008 and 2007.
The potentially dilutive securities excluded from the determination of diluted loss per share, as their effect is antidilutive, are as follows:

	Six months ended
	June 30,
	2008	2007
Common stock warrants	322,560	831,997
Stock options	785,790	958,269
RSUs	433,365	553,816
SARs	1,403,566	283,956

	2,945,281	2,628,038

7. Satellite Network and Other Equipment
Satellite network and other equipment consisted of the following:

	Useful life	June 30,	December 31,
	(years)	2008	2007
Land		$381	$381
Satellite network	5-10	9,642	9,463
Capitalized software	3-5	1,067	887
Computer hardware	5	1,002	920
Other	5-7	876	565
Assets under construction		64,691	45,706

		77,659	57,922
Less: accumulated depreciation and amortization		(8,786)	(8,218)

		$68,873	$49,704

During the six months ended June 30, 2008 and 2007, the Company capitalized costs attributable to the design and development of internal-use software in the amount of $233 and $306, respectively. Depreciation and amortization expense for the three months ended June 30, 2008 and 2007 was $292 and $225, respectively. This includes amortization of internal-use software of $65 and $54 for the three months ended June 30, 2008 and 2007, respectively. Depreciation and amortization expense for the six months ended June 30, 2008 and 2007 was $568 and $395, respectively. This includes amortization of internal-use software of $139 and $98 for the six months ended June 30, 2008 and 2007, respectively.
Assets under construction primarily consist of costs relating to the design, development and launch of a single demonstration satellite pursuant to a contract with the United States Coast Guard (“USCG”) (see Notes 11 and 15) and milestone payments and other costs pursuant to the Company’s satellite payload and launch procurement agreements with Orbital Sciences and OHB-System AG for its quick-launch satellites (See Note 15) and upgrades to its infrastructure and ground segment.
On June 19, 2008, the Coast Guard demonstration satellite and five quick-launch satellites were launched and are currently undergoing in-orbit testing.
As a result of preliminary indications from the on-going in-orbit testing of the Coast Guard demonstration satellite and the five quick-launch satellites, the Company’s satellite providers are investigating the lower than nominal gateway transmission power on one satellite and temporary outages to the reaction wheel components of the attitude control system on each of the satellites. While the Company expects that its satellite providers will be able to resolve or develop operational procedures to satisfactorily mitigate the affect of these anomalies, there can be no assurance in this regard.

8. Restricted Cash
Restricted cash consists of cash collateral of $5,000 for a performance bond required by the FCC in connection with the Company obtaining expanded FCC authorization to construct, launch and operate an additional 24 next-generation satellites. Under the terms of the performance bond, the cash collateral will be reduced in increments of $1,000 upon completion of specified milestones.
Restricted cash also includes $680 deposited into an escrow account under the terms of the Orbital Sciences procurement agreement for the quick-launch satellites. The amounts in escrow will be paid to Orbital Sciences one year following the successful completion of in-orbit testing of the six quick-launch satellites (See Note 15).
The interest income earned on the restricted cash balances is unrestricted and included in interest income in the consolidated statements of operations.
9. Intangible Assets
The Company’s intangible assets consisted of the following:

		June 30, 2008			December 31, 2007
	Useful life		Accumulated			Accumulated
	(years)	Cost	amortization	Net	Cost	amortization	Net
Acquired licenses	6	$8,115	$(3,286)	$4,829	$8,115	$(2,543)	$5,572

Amortization expense was $371 for the three months ended June 30, 2008 and 2007 and was $743 for the six months ended June 30, 2008 and 2007.
Estimated amortization expense for intangible assets subsequent to June 30, 2008 is as follows:

Years ending December 31,
Remainder of 2008	$743
2009	1,486
2010	1,486
2011	1,114

$4,829

10. Accrued Liabilities
The Company’s accrued liabilities consisted of the following:

	June 30,	December 31,
	2008	2007
Advances from USCG (See Notes 11 and 15)	$—	$7,228
Gateway settlement obligation (See Note 15)	—	644
Accrued compensation and benefits	1,874	1,821
Accrued interest	710	712
Accrued professional services	747	425
Accrued satellite network and other equipment	3,597	—
Accrued inventory purchases	361	—
Other accrued expenses	1,597	1,475

	$8,886	$12,305

11. Deferred Revenues
Deferred revenues consisted of the following:

	June 30,	December 31,
	2008	2007
Professional services	$7,228	$—
Service activation fees	2,684	1,796
Manufacturing license fees	68	75
Prepaid services	1,259	1,071

	11,239	2,942
Less current portion	(3,101)	(1,435)

Long-term portion	$8,138	$1,507

During 2004, the Company entered into a contract with the USCG to design, develop, launch and operate a single satellite equipped with the capability to receive, process and forward Automatic Identification System (“AIS”) data (the “Concept Validation Project”). Under the terms of the agreement, title to the Concept Validation Project demonstration satellite remains with the Company, however the USCG was granted a non-exclusive, royalty-free license to use the designs, software processes and procedures developed under the contract in connection with any future Company satellites that are AIS enabled. The Company is permitted to use the Concept Validation Project satellite to provide services to other customers. The agreement also provides for post-launch maintenance and AIS data transmission services to be provided by the Company to the USCG for an initial term of 14 months. At its option, the USCG may elect under the agreement to receive maintenance and AIS data transmission services for up to an additional 18 months subsequent to the initial term. The deliverables under the arrangement do not qualify as separate units of accounting and, as a result, revenues from the contract will be recognized ratably, commencing when the Concept Validation Project demonstration satellite is operational, over 6 years, the expected life of the customer relationship.
Deferred professional services revenues at June 30, 2008, represent amounts received from the USCG under the contract. At December 31, 2007 amounts received from the USCG were reflected as an accrued liability in the consolidated balance sheet (See Notes 10 and 15).
The Concept Validation Project demonstration satellite was launched on June 19, 2008.
12. Note Payable
In connection with the acquisition of a majority interest in Satcom in 2005, the Company recorded an indebtedness to OHB Technology A.G. (formerly known as OHB Teledata A.G.) (“OHB”), a stockholder of the Company. At June 30, 2008, the principal balance of the note payable was €1,138 ($1,793) and it had a carrying value of $1,366. At December 31, 2007, the principal balance of the note payable was €1,138 ($1,661) and it had a carrying value of $1,170. The carrying value was based on the note’s estimated fair value at the time of acquisition. The difference between the carrying value and principal balance is being amortized to interest expense over the estimated life of the note of six years. Interest expense related to the note for each of the three months and six months ended June 30, 2008 and 2007 was $33 and $66, respectively. This note does not bear interest and has no fixed repayment term. Repayment will be made from the distribution profits (as defined in the note agreement) of ORBCOMM Europe LLC. The note has been classified as long-term and the Company does not expect any repayments to be required prior to June 30, 2009.

13. Stockholders’ Equity
Warrants to purchase the Company’s common stock outstanding at June 30, 2008 were as follows:

Shares subject
to
Exercise price	Warrants
$2.33	39,350
$3.38	25,224
$4.26	257,986

322,560

During the six months ended June 30, 2008, the Company issued 76,739 shares of common stock upon the exercise of warrants at per share exercise prices ranging from $2.33 to $4.26. The Company received gross proceeds of $184 from the exercise of these warrants. In addition, the Company issued 37,183 shares of common stock upon the cashless exercise of warrants to purchase 69,242 common shares with per share exercise prices ranging from $2.33 to $4.26.
During the six months ended June 30, 2008, warrants to purchase 5,362 common shares with per share exercise prices of $2.33 and $3.38 expired.
At June 30, 2008, the Company has reserved the following shares of common stock for future issuance:

Shares
Employee stock compensation plans	4,872,221
Warrants to purchase common stock	322,560

5,194,781

14. Geographic Information
The Company operates in one reportable segment, machine to machine data communications. Other than satellites in orbit, long-lived assets outside of the United States are not significant. The following table summarizes revenues on a percentage basis by geographic region, based on the country in which the customer is located:

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Unites States	75%	93%	82%	91%
Japan	20%	—	13%	—
Other	5%	7%	5%	9%

	100%	100%	100%	100%

No other single geographic areas are more than 10% of revenues for the three months and six months ended June 30, 2008 and 2007.
15. Commitments and Contingencies
Procurement agreements in connection with quick-launch satellites
On April 21, 2006, the Company entered into an agreement with Orbital Sciences whereby Orbital Sciences will design, manufacture, test and deliver to the Company, one payload engineering development unit and six AIS-equipped satellite payloads for the Company. The cost of the payloads is $17,000, subject to adjustment under certain circumstances. Payments under the agreement are due upon the achievement of specified milestones by Orbital Sciences. As of June 30, 2008, the Company has made milestone payments of $16,150 under this agreement. The Company anticipates making the remaining payments subject to adjustments under the agreement of $150 in 2008 and $700 in 2009.

On June 5, 2006, the Company entered into an agreement with OHB System, AG, an affiliate of OHB, to design, develop and manufacture six satellite buses, integrate such buses with the payloads to be provided by Orbital Sciences, and launch the six integrated satellites. The price for the six satellite buses and launch services is $20,000 and payments under the agreement are due upon specific milestones achieved by OHB System, AG.
The Company launched five of the six satellites on June 19, 2008. Due to delays associated with the construction of the final quick-launch satellite, the Company is retaining it for future deployment.
On July 2, 2008, the Company and OHB System, AG entered into an agreement to amend the June 5, 2006 agreement in connection with the successful launch of the Coast Guard demonstration satellite and the five quick-launch satellites on June 19, 2008. Pursuant to the agreement, the Company and OHB System, AG agreed to a revised schedule of milestone and related payments for the launch of the five quick-launch satellites and delivery schedule of the sixth quick-launch satellite, with no modification to the price in the agreement entered into on June 5, 2006, including certain launch support and in-orbit testing services for the sixth quick-launch satellite. In addition, the Company agreed to pay an additional $450 to OHB System, AG relating to the construction of the five quick-launch satellites. The Company and OHB System, AG have also agreed to waive any applicable on-time delivery incentive payments and to waive any applicable liquidating damages, except for any liquidating delay damages with respect to delivery delay of the sixth quick-launch satellite.
As of June 30, 2008, the Company has made milestone payments of $15,600 under this agreement. In addition, OHB System, AG will provide services relating to the development, demonstration and launch of the Company’s next-generation satellites at a total cost of $1,350. The Company anticipates making the remaining payments under the agreement of $3,167 in the third quarter of 2008, for the six satellite buses and the related integration and launch services.
Procurement agreements in connection with U.S. Coast Guard contract
In May 2004, the Company entered into an agreement to construct and deploy a satellite for use by the USCG (see Note 11). In connection with this agreement, the Company entered into procurement agreements with Orbital Sciences and OHB System, AG. All expenditures relating to this project are being capitalized as assets under construction until the satellite enters service. The satellite was launched on June 19, 2008. As of June 30, 2008 and December 31, 2007, the Company has incurred $7,585 and $7,138 of costs related to this project, respectively. As of June 30, 2008, the Company’s remaining obligations under these procurement agreements were $121.
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
The USCG project was planned to be launched with the Company’s quick-launch satellites, however the launch did not occur by December 31, 2007. On January 14, 2008, the Company received a cure notice from the USCG notifying the Company that unless the satellite is launched within 90 days after receipt of the cure notice, the USCG would have been able to terminate the contract for default and pursue the remedies available to it, one of which is procuring supplies and services similar to those terminated and holding the Company liable for any excess costs of procurement.

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
On June 19, 2008, the Coast Guard demonstration satellite and five quick-launch satellites were launched and are currently undergoing in-orbit testing which is expected to be completed within a few months at which time the satellites will be placed in service.
Procurement agreement in connection with next-generation satellites
On May 5, 2008, the Company entered into a procurement agreement with Sierra Nevada Corporation (“SNC”) pursuant to which SNC will construct eighteen low-earth-orbit satellites in three sets of six satellites (“shipsets”) for the Company’s next-generation satellites (the “Initial Satellites”). Under the agreement, SNC will also provide launch support services, a test satellite (excluding the mechanical structure), a satellite software simulator and the associated ground support equipment. Under the agreement, the Company may elect to use the launch option to be offered by SNC or it may contract separately with other providers for launch services and launch insurance for the satellites.
Under the agreement, the Company has the option, exercisable at any time until the third anniversary of the execution of the agreement, to order up to thirty additional satellites substantially identical to the Initial Satellites (the “Optional Satellites”).
The total contract price for the Initial Satellites is $117,000, subject to reduction upon failure to achieve certain in-orbit operational milestones with respect to the Initial Satellites or if the pre-ship reviews of each shipset are delayed more than 60 days after the specified time periods described below. The Company has agreed to pay SNC up to $1,500 in incentive payments for the successful operation of the Initial Satellites five years following the successful completion of in-orbit testing for the third shipset of six satellites. The price for the Optional Satellites ranges from $5,000 to $7,700 per satellite depending on the number of satellites ordered and the timing of the exercise of the option.
The agreement also requires SNC to complete the pre-ship review of the Initial Satellites (i) no later than 24 months after the execution of the agreement for the first shipset of six satellites, (ii) no later than 31 months after the execution of the agreement for the second shipset of six satellites and (iii) no later than 36 months after the execution of the agreement for the third shipset of six satellites. Payments under the agreement will begin upon the execution of the agreement and will extend into the second quarter of 2012, subject to SNC’s successful completion of each payment milestone. As of June 30, 2008, the Company has made milestone payments of $4,680 under the agreement. The Company anticipates making payments under the agreement of $25,740 during the remainder of 2008.
Under the agreement, SNC has agreed to provide the Company with an optional secured credit facility for up to $20,000 commencing 24 months after the execution of the agreement and maturing 44 months after the effective date. If the Company elects to establish and use the credit facility it and SNC will enter into a formal credit facility on terms established in the agreement.

Gateway settlement obligation
In 1996, a predecessor to the Company entered into a contract to purchase gateway earth stations (“GESs”) from ViaSAT Inc. (the “GESs Contract”). As of September 15, 2000, the date the predecessor company filed for bankruptcy, approximately $11,000 had been paid to ViaSAT, leaving approximately $3,700 owing under the GESs Contract for 8.5 GESs manufactured and stored by ViaSAT. In December 2004, the Company and ViaSAT entered into a settlement agreement whereby the Company was granted title to 4 completed GESs in return for a commitment to pay an aggregate of $1,000 by December 2007. The Company had options, which expired in December 2007, to purchase any or all of the remaining 4.5 GESs for aggregate consideration of $2,700. However, the Company would have been required to purchase one of the remaining 4.5 GESs for $1,000 prior to the sale or disposition of the last of the 4 GESs for which title has been transferred. The Company recorded the 4 GESs in inventory at an aggregate value of $1,644 upon execution of the settlement agreement. During 2007, the Company and ViaSAT entered into discussions to extend the option, however such discussions were terminated during the second quarter of 2008 with the parties having no further obligations under the settlement agreement. As a result, the Company’s accrued liability of $644 related to the settlement agreement was reversed in June 2008 and the Company reduced costs of product sales by $161, cost of services by $164 and satellite network and other assets by $319.
Airtime credits
In 2001, in connection with the organization of ORBCOMM Europe LLC and the reorganization of the ORBCOMM business in Europe, the Company agreed to grant certain country representatives in Europe approximately $3,736 in airtime credits. The Company has not recorded the airtime credits as a liability for the following reasons: (i) the Company has no obligation to pay the unused airtime credits if they are not utilized; and (ii) the airtime credits are earned by the country representatives only when the Company generates revenue from the country representatives. The airtime credits have no expiration date. Accordingly, the Company is recording airtime credits as services are rendered and these airtime credits are recorded net of revenues from the country representatives. For the three months ended June 30, 2008 and 2007, airtime credits used totaled approximately $72 and $45, respectively and for the six months ended June 30, 2008 and 2007, airtime credits used totaled approximately $113 and $88, respectively. As of June 30, 2008 and December 31, 2007, unused credits granted by the Company were approximately $2,377 and $2,490, respectively.
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
Class Action Litigation
On September 20 and 25, 2007, two separate plaintiffs filed purported class action lawsuits in the United States District Court for the District of New Jersey against the Company and certain of its officers. On June 2, 2008, the Court consolidated the actions, appointed Erwin Weichel, David Peterson and William Hunt as lead plaintiffs and approved the lead plaintiff’s selection of co-lead and liaison counsel. On July 17, 2008, the lead plaintiffs filed their consolidated complaint against the Company and certain of its officers, and added as defendants the two co-lead underwriters of the Company’s initial public offering, UBS Securities LLC and Morgan Stanley & Co. Incorporated. The consolidated complaint alleges, among other things, that the Company’s registration statement related to its initial public offering in November 2006 contained material misstatements and omissions in violation of the Securities Act of 1933. The action cited, among other things, a drop in the trading price of the Company’s common stock that followed disclosure on August 14, 2007 of a change in the Company’s definition of billable subscriber communicators and reduced guidance for the remainder of 2007 released with the Company’s 2007 second quarter financial results. The action seeks to recover compensatory and rescissory damages, on behalf of a class of shareholders who purchased common stock in and/or traceable to the Company’s initial public offering on or about November 3, 2006 through August 14, 2007. The Company intends to defend the matter vigorously. No provision for losses, if any, that might result from the matter have been recorded in the Company’s consolidated financial statements as this action is in its preliminary stages and the Company is unable to predict the outcome and, therefore, it is not probable that a liability has been incurred and the amount of loss, if any, is not reasonably estimable.
16. Subsequent Event
One of the Company’s plane D satellites, which had limited availability and a battery anomaly preventing nighttime operation, is no longer providing operational service subsequent to June 30, 2008 although it may continue to provide operational service on a limited basis. The remaining five plane D satellites are being repositioned to minimize coverage gaps that impact system latency and overall capacity. The Company does not expect the absence of this satellite to materially affect its business. In addition, this satellite is fully depreciated.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Safe Harbor Statement Under the Private Securities Litigation Reform of Act 1995.
Certain statements discussed in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally relate to our plans, objectives and expectations for future events and includes statements about our expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. Such forward-looking statements, including those concerning the Company’s expectations, are subject to known and unknown risks and uncertainties, which could cause actual results to differ materially from the results, projected, expected or implied by the forward-looking statements, some of which are beyond the Company’s control, that may cause the Company’s actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include but are not limited to: substantial losses we have incurred and expect to continue to incur; demand for and market acceptance of our products and services and the applications developed by our resellers; loss or decline or slowdown in the growth in business from Asset Intelligence division of General Electric Company (“GE”), other value-added resellers or VARs and international value-added resellers or IVARs; loss or decline or slowdown in growth in business of any of the specific industry sectors the Company serves, such as transportation; litigation proceedings; technological changes, pricing pressures and other competitive factors; the inability of our international resellers to develop markets outside the United States; satellite launch failures, satellite launch and construction delays and cost overruns and in-orbit satellite failures or reduced performance; the failure of our system or reductions in levels of service due to technological malfunctions or deficiencies or other events; our inability to renew or expand our satellite constellation; political, legal regulatory, government administrative and economic conditions and developments in the United States and other countries and territories in which we operate and changes in our business strategy. These and other risks are described in more detail in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007. The Company undertakes no obligation to publicly revise any forward-looking statements or cautionary factors, except as required by law.
Overview
Presently, we operate the only global commercial wireless messaging system optimized for narrowband communications. Our system consists of a global network of 28 low-Earth orbit, or LEO, satellites and accompanying ground infrastructure. We now operate 28 satellites as one of our plane D satellites, which had limited availability and a battery anomaly preventing nighttime operation, is no longer providing operational service although it may continue to provide service on a limited basis. The remaining five D plane satellites are being repositioned to minimize coverage gaps that impact system latency and overall capacity. We do not expect the absence of this satellite to materially affect our business.
On June 19, 2008, the Coast Guard demonstration satellite and five quick-launch satellites were successfully launched. Each of the satellites was successfully separated from the launch vehicle in the proper orbit and is undergoing initial in-orbit testing. As a result of preliminary indications from the on-going in-orbit testing of our new satellites, our satellite providers are investigating the lower than nominal gateway transmission power on one satellite and temporary outages to the reaction wheel components of the attitude control system on each of the satellites. While we expect that our satellite providers will be able to resolve or develop operational procedures to satisfactorily mitigate the affect of these anomalies, there can be no assurance in this regard.
These satellites will be positioned optimally to augment our existing constellation, which, upon successful completion of in-orbit testing, would increase the number of low-earth orbit satellites to 34 and provide additional capacity and improved message delivery speeds for current and future users. In addition, these satellites are equipped with AIS payloads which will enable them to receive and report AIS transmissions to be used for ship tracking and other navigational activities.
Our two-way communications system enables our customers and end-users, which include large and established multinational businesses and government agencies, to track, monitor, control and communicate cost-effectively with fixed and mobile assets located anywhere in the world. In 2007, we began providing terrestrial-based cellular communication services through a re-seller agreement with a major cellular wireless provider. These services commenced in the third quarter of 2007. In addition, a re-seller agreement was signed with a second major cellular wireless provider in the fourth quarter of 2007 and services with this provider are expected to commence in the second half of 2008. These terrestrial-based communication services enable our customers who have higher bandwidth requirements to receive and send messages from communication devices based on terrestrial-based technologies using the cellular provider’s wireless network as well as from dual-mode devices combining our satellite subscriber communicators with devices for terrestrial-based technologies. As a result, our customers are now able to integrate into their applications a terrestrial communications device that will allow them to add messages, including data intensive messaging from the cellular provider’s wireless network.

Our products and services enable our customers and end-users to enhance productivity, reduce costs and improve security through a variety of commercial, government and emerging homeland security applications. We enable our customers and end-users to achieve these benefits using a single global technology standard for machine-to-machine and telematic, or M2M, data communications. Our customers have made significant investments in developing ORBCOMM-based applications. Examples of assets that are connected through our M2M data communications system include trucks, trailers, railcars, containers, heavy equipment, fluid tanks, utility meters, pipeline monitoring equipment, marine vessels and oil wells. Our customers include original equipment manufacturers, or OEMs, such as Caterpillar Inc., Komatsu Ltd., Hitachi Construction Machinery Co., Ltd. (“Hitachi”) and the Volvo Group, IVARs, such as the GE, VARs, such as Fleet Management Services, XATA Corporation and American Innovations, Ltd., and government agencies, such as the U.S. Coast Guard.
Presently our unique M2M data communications system is comprised of three elements: (i) a constellation of 28 LEO satellites in multiple orbital planes between 435 and 550 miles above the Earth operating in the Very High Frequency, or VHF, radio frequency spectrum, (ii) related ground infrastructure, including 15 gateway earth stations, four regional gateway control centers and a network control center in Dulles, Virginia, through which data sent to and from satellite subscriber communicators are routed and includes a communications node for terrestrial services through which data sent to and from terrestrial units are routed and (iii) satellite subscriber communicators and cellular terrestrial units, or wireless subscriber identity modules (“SIMS”), attached to a variety of fixed and mobile assets worldwide.
Our principal products and services are satellite-based data communications services and product sales from subscriber communicators. During the third quarter of 2007, we commenced terrestrial-based cellular communication services, which consist of reselling airtime using a cellular provider’s wireless technology network and product sales from cellular wireless SIMS for use with devices or equipment that enable the use of the cellular provider’s wireless network for data communications. We provide global M2M data communications services through our satellite-based system. We focus our communications services on narrowband data applications. These data messages are typically sent by a remote subscriber communicator through our satellite system to our ground facilities for forwarding through an appropriate terrestrial communications network to the ultimate destination. In addition we offer terrestrial cellular communication services which support higher bandwidth applications that are not typical for an ORBCOMM application. These data messages are sent by terrestrial-based subscriber communicators using wireless SIMS which are routed through the cellular provider’s wireless network to our ground facilities and forwarded to the ultimate destination in real time.
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
Our products and services are typically combined with industry-or customer-specific applications developed by our resellers which are sold to their end-user customers. We do not generally market to end-users directly; instead, we utilize a cost-effective sales and marketing strategy of partnering with resellers (i.e, VARs and country representatives). These resellers, which are our direct customers, market to end-users.
ORBCOMM Japan
On March 25, 2008, we received a 37% equity interest in ORBCOMM Japan, which was accounted for an investment in affiliates at March 31, 2008. ORBCOMM Japan’s results of operations were not significant for the period from March 25, 2008 through March 31, 2008. On May 15, 2008, we received an additional 14% equity interest in Japan and, as a result, our ownership interest increased to 51%. On June 9, 2008, we entered into an agreement with the minority stockholder, which terminated its substantive participatory rights in the governance of ORBCOMM Japan and as a result, we obtained the controlling interest in ORBCOMM Japan.

We consolidated the results of ORBCOMM Japan as though the controlling interest was acquired on April 1, 2008 and therefore deducted $0.1 million of ORBCOMM Japan’s earnings for the period prior to June 9, 2008 (the date we acquired our controlling interest) in our consolidated statement of operations. See Note 3 to the condensed consolidated financial statements for further discussion.
Critical Accounting Policies
Our discussion and analysis of our results of operations, liquidity and capital resources are based on our unaudited condensed consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, costs of revenues, accounts receivable, satellite network and other equipment, capitalized development costs, intangible assets, inventory valuation, the valuation of deferred tax assets, uncertain tax positions and the fair value of securities underlying share-based payment arrangements. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from our estimates and could have a significant adverse effect on our results of operations and financial position. For a discussion of our critical accounting policies see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2007. There have been no material changes to our critical accounting policies during the three and six months ended June 30, 2008.
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

The following table (in thousands) reconciles our net loss to EBITDA for the periods shown:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net loss	$(979)	$(1,297)	$(1,513)	$(4,236)
Interest income	(356)	(1,339)	(1,122)	(2,618)
Interest expense	48	53	98	105
Depreciation and amortization	663	596	1,311	1,138

EBITDA	$(624)	$(1,987)	$(1,226)	$(5,611)

Three Months: EBITDA during the three months ended June 30, 2008 improved by $1.4 million over 2007 including $0.4 million from ORBCOMM Japan. This improvement was due to increases in net service revenues of $1.5 million and gross profit from product sales of $0.4 million, offset by an increase in operating expenses of $0.4 million.
Operating expenses increased during the three months ended June 30, 2008 primarily due to ORBCOMM Japan.
Six months: EBITDA during the six months ended June 30, 2008 improved by $4.4 million over 2007 including $0.4 million from ORBCOMM Japan. This improvement was due to an increase in net service revenues of $2.4 million and a decrease in operating expenses of $1.7 million.
Operating expenses decreased during the six months ended June 30, 2008, due to a decrease in stock-based compensation of $1.2 million and a gain of $1.2 million primarily from the settlement of claims against ORBCOMM Japan and a $0.3 million reduction in operating expenses associated with a asset purchase option. The decreases in operating expenses were offset by an increase in payroll costs $0.4 million and $0.3 million in operating expenses of ORBCOMM Japan.
Results of Operations
Revenues
Revenues consist of service revenues and product sales. Service revenues are based upon utilization of subscriber communicators on our communications system and the reselling of airtime from the utilization of terrestrial-based subscriber communicators using SIMS on the cellular provider’s wireless network. These service revenues generally consist of a one-time activation for each subscriber communicator and SIMS activated for use on our communications systems and monthly usage fees. Service revenues are also earned from providing engineering, technical and management support services to customers, and from license fees and a one time royalty by third parties for the use of our proprietary communications protocol, which enables subscriber communicators to connect to our M2M data communications system. Product sales consist of sales of subscriber communicators, other products such as subscriber communicator peripherals, and other equipment such as gateway earth stations and gateway control centers to customers. During the third quarter of 2007, we began selling cellular wireless subscriber identity modules, or SIMS, (for our terrestrial-communications services) to our resellers and direct customers.

The table below presents our revenues for the three and six months ended June 30, 2008 and 2007, together with the percentage of total revenue represented by each revenue category (in thousands):

	Three months ended June 30,				Six months ended June 30,
	2008		2007		2008		2007
		% of		% of		% of		% of
		Total		Total		Total		Total
Service revenues	$5,757	74.5%	$4,217	63.6%	$10,612	78.0%	$8,167	64.9%
Product sales	1,967	25.5%	2,410	36.4%	2,991	22.0%	4,421	35.1%

	$7,724	100.0%	$6,627	100.0%	$13,603	100.0%	$12,588	100.0%

Three Months: Total revenues for the three months ended June 30, 2008 increased by $1.1 million, which included $1.4 million of revenues from ORBCOMM Japan, or 16.6%, to $7.7 million from $6.6 million for the three months ended June 30, 2007.
Six Months: Total revenues for the six months ended June 30, 2008 increased by $1.0 million, which included $1.4 million of revenues from ORBCOMM Japan, or 8.0%, to $13.6 million from $12.6 million for the six months ended June 30, 2007.
Service revenues
Three Months: Service revenues increased $1.5 million for the three months ended June 30, 2008, or 36.5%, to $5.8 million, or approximately 74.5% of total revenues, from $4.2 million, or approximately 63.6% of total revenues for the three months ended June 30, 2007.
Six Months: Service revenues increased $2.4 million for the six months ended June 30, 2008, or 30.0%, to $10.6 million, or approximately 78.0% of total revenues, from $8.2 million, or approximately 64.9% of total revenues for the six months ended June 30, 2007.
The increases in service revenues for the three and six months ended June 30, 2008 over the corresponding 2007 periods were primarily due to an increase in the number of billable subscriber communicators activated on our communications system and $0.3 million of incremental service revenue margin provided by ORBCOMM Japan. As of June 30, 2008, there were approximately 420,000 billable subscriber communicators on the ORBCOMM System compared to approximately 278,000 billable subscriber communicators as of June 30, 2007, an increase of approximately 51.0%. Service revenue growth can be impacted by the customary lag between subscriber communicator activations and recognition of service revenue from these units. In addition, this customary lag has been increased by the slowdown in deployments of activated units to end users by GE.
Product sales
Three Months: Revenue from product sales decreased $0.4 million for the three months ended June 30, 2008 or 18.4%, to $2.0 million, including $1.1 million from ORBCOMM Japan, or approximately 25.5% of total revenues, from $2.4 million, or approximately 36.4% of total revenues for the three months ended June 30, 2007.

Six Months: Revenue from product sales decreased $1.4 million for the six months ended June 30, 2008 or 32.4%, to $3.0 million, including $1.1 million from ORBCOMM Japan, or approximately 22.0% of total revenues, from $4.4 million, or approximately 35.1% of total revenues for the six months ended June 30, 2007.
The decrease in revenues for the three and six months ended June 30, 2008 over the corresponding 2007 periods were primarily due to lower product sales to GE. We expect this trend to continue throughout 2008 due to lower demand for subscriber communicators by VARs in the transportation sector, primarily GE, which is in default under its subscriber communicator supply agreement with our Stellar subsidiary. See Part II, Item 5, “Other Information” in this Form 10-Q for a further discussion.
Costs of services
Costs of services include the expenses associated with our network engineers, the repair and maintenance of our ground infrastructure, the depreciation associated with our communications system and the amortization of licenses acquired.
Three Months: Costs of services increased by $0.2 million, or 8.2%, to $2.1 million for the three months ended June 30, 2008 from $2.0 million during the three months ended June 30, 2007. The increase is primarily due to costs related to our terrestrial-based cellular communication services which commenced in the third quarter of 2007. As a percentage of service revenues, cost of services were 37.0% of service revenues for the three months ended June 30, 2008 compared to 46.6% for the three months ended June 30, 2007.
Six Months: Costs of services decreased by $0.2 million or 3.6% to $4.2 million for the six months ended June 30, 2008 from $4.3 million during the six months ended June 30, 2007. The decrease is primarily due to a decrease of $0.3 million in stock-based compensation offset by $0.2 million of costs related to our terrestrial-based cellular communication services which commenced in the third quarter of 2007. As a percentage of service revenues, cost of services were 39.2% of service revenues for the six months ended June 30, 2008 compared to 52.9% for the six months ended June 30, 2007.
We expect that costs of services will increase in future periods due to depreciation expense associated with the recently launched Coast Guard demonstration satellite and five quick-launch satellites once they are placed in service.
Costs of product sales
Costs of product sales include the cost of subscriber communicators and SIMS and related peripheral equipment, as well as the operational costs to fulfill customer orders, including costs for employees.
Three Months: Costs of product sales decreased for the three months ended June 30, 2008 by $0.8 million, or 32.4%, to $1.7 million, which included $0.7 million from ORBCOMM Japan, from $2.5 million for the three months ended June 30, 2007. Product cost represented 69.5% of the cost of product sales for the three months ended June 30, 2008, which decreased by $0.9 million, or 43.1%, to $1.2 million for the three months ended June 30, 2008 from $2.1 million for the three months ended June 30, 2007. Excluding a cost reduction of $0.2 million from the gateway earth station sold in 2007 resulting from an expiration of a gateway purchase option, we had a gross profit from product sales (revenues from product sales minus costs of product sales including distribution costs) of $0.1 million, including $0.4 million of gross profit from ORBCOMM Japan for the three months ended June 30, 2008 compared to a gross loss from product sales of $0.1 million for the three months ended June 30, 2007.
Six Months: Costs of product sales decreased for the six months ended June 30, 2008 by $1.6 million, or 35.5%, to $3.0 million, which included $0.7 million from ORBCOMM Japan, from $4.6 million for the six months ended June 30, 2007. Product cost represented 68.0% of the cost of product sales for the six months ended June 30, 2008, which decreased by $1.8 million, or 47.1%, to $2.0 million for the six months ended June 30, 2008 from $3.8 million for the six months ended June 30, 2007. Excluding a cost reduction of $0.2 million from the gateway earth station sold in 2007, we had a gross loss from product sales (revenues from product sales minus costs of product sales including distribution costs) of $0.2 million including $0.4 million of gross profit from ORBCOMM Japan in 2008 for the six months ended June 30, 2008 and 2007.

Excluding the gross profit from product sales from the inclusion of ORBCOMM Japan and a cost reduction of the gateway earth station sold in 2007, the gross loss from product sales for the three and six months ended June 30, 2008 was related to lower revenues from subscriber communicator sales which were not sufficient to cover costs associated with distribution, fulfillment and customer service costs associated with completing customer orders.
Selling, general and administrative expenses
Selling, general and administrative expenses relate primarily to compensation and associated expenses for employees in general management, sales and marketing, and finance, litigation expenses and regulatory matters.
Three Months: Selling, general and administrative expenses increased $0.7 million, or 15.4%, to $5.2 million for the three months ended June 30, 2008 from $4.5 million for the three months ended June 30, 2007. The increase is primarily due to a $0.2 million increase in employee costs, resulting primarily from increases in stock-based compensation of $0.1 million and payroll costs $0.1 million and a $0.3 million increase in professional fees, primarily due to being a public company.
Six Months: Selling, general and administrative expenses decreased $0.2 million, or 1.8%, to $9.6 million for the six months ended June 30, 2008 from $9.8 million for the six months ended June 30, 2007. The decrease is primarily due to lower employee costs of $0.4 million, resulting primarily from a decrease in stock-based compensation of $0.8 million, offset by an increase in payroll costs of $0.4 million.
Product development expenses
Product development expenses consist primarily of the expenses associated with the staff of our engineering development team, along with the cost of third parties that are contracted for specific development projects.
Three Months: Product development expenses for the three months ended June 30, 2008 and 2007 were $0.2 million and $0.3 million, respectively, decreasing 19.8% in the current year period over the same period in the prior year.
Six Months: Product development expenses for the six months ended June 30, 2008 and 2007 were $0.5 million and $0.6 million, respectively, decreasing 25.1% in the current year period over the same period in the prior year.
Product development expenses decreased primarily relating to timing of product development activities.
Gain on customer claims settlements
In June 2008, we recognized a $0.1 million gain on a settlement of a claim against a VAR upon receipt of the settlement.
On March 25, 2008, we received a 37% equity interest in ORBCOMM Japan and cash of $0.6 million in satisfaction of claims against ORBCOMM Japan, pursuant to a voluntary reorganization of ORBCOMM Japan in accordance with the rehabilitation plan approved by the Tokyo district court on December 25, 2007. The fair value of the consideration we received for settlement of claims against ORBCOMM Japan exceeded the $0.4 million carrying value of current and long-term receivables from ORBCOMM Japan by $0.9 million and we recognized a gain for the same amount for the three months ended March 31, 2008. On May 15, 2008, we received 616 newly issued shares of common stock from ORBCOMM Japan representing an additional 14% equity interest and recognized a gain of $0.2 million during the three months ended June 30, 2008.

Other income (expense)
Other income is comprised primarily of interest income from our investments, foreign exchange gains and interest expense.
Three Months: Other income was $0.3 million for the three months ended June 30, 2008 compared to $1.3 million for the three months ended June 30, 2007.
Six Months: Other income was $1.0 million for the six months June 30, 2008 compared to $2.5 million for the six months ended June 30, 2007.
The decrease in other income (expense) for the three and six months ended June 30, 2008 was primarily due to lower interest rates from investing in low risk U.S. Treasury securities in 2008 compared to higher interest rates from investing in investment grade floating rate redeemable municipal debt securities in 2007.

Pre-control earnings in subsidiary and minority interest

Pre-control earnings in subsidiary and minority interest relates to earnings that are attributable to the other shareholder of ORBCOMM Japan. Pre-control earnings in subsidiary comprise of earnings prior to the change in control, and minority interest comprises of earnings after the change in control, not attributable to us.

For the three and six months ended June 30, 2008 the pre-control earnings in ORBCOMM Japan were $0.1 million and minority interest was $0.1 million.

Net losses
Three Months: As a result of the items described above, our net loss narrowed to $1.0 million for the three months ended June 30, 2008 compared to a net loss of $1.3 million, decreasing by $0.3 million, an improvement of 24.5%.
Six Months: As a result of the items described above, our net loss narrowed to $1.5 million for the six months ended June 30, 2008, compared to a net loss of $4.2 million for the six months ended June 30, 2007, decreasing by $2.7 million, an improvement of 64.3%.
Liquidity and Capital Resources
Overview
Our liquidity requirements arise from our working capital needs and to fund capital expenditures to support our current operations, and facilitate growth and expansion. Since our inception, we have financed our operations from sales of our common stock through public offerings and private placements of debt, convertible redeemable preferred stock, membership interests and common stock. We have incurred losses from operations since inception, including a net loss of $1.5 million for the six months ended June 30, 2008 and as of June 30, 2008 we have an accumulated deficit of approximately $64.9 million. As of June 30, 2008, our primary source of liquidity consisted of cash and cash equivalents including U.S. Treasury securities totaling $99.0 million.
Operating activities
Cash provided by our operating activities for the six months ended June 30, 2008 was $3.0 million resulting from a net loss of $1.5 million, offset by adjustments for non-cash items of $2.0 million and $2.5 million of cash generated from working capital. Adjustments for non-cash items primarily consisted of $1.3 million for depreciation and amortization and $1.8 million for stock-based compensation, offset by a $0.9 million non-cash gains primarily related to obtaining our 51% interest in ORBCOMM Japan and a $0.3 million reduction of expenses due to expiration of an asset purchase option. Working capital activities primarily consisted of a net sources of cash of $1.5 million for a decrease to accounts receivable primarily related to timing of collections and a $1.0 million increase in deferred revenue primarily related to an increase in the number of billable subscriber communicators activated on the ORBCOMM system.

Cash provided by our operating activities for the six months ended June 30, 2007 was $0.4 million resulting from a net loss of $4.2 million, offset by adjustments for non-cash items of $4.3 million and $0.3 million of cash generated from working capital. Adjustments for non-cash items primarily consisted of $1.1 million for depreciation and amortization and $3.0 million for stock-based compensation. Working capital activities primarily consisted of a net source of cash of $0.4 million for a decrease to inventories primarily related to better inventory management, a source of cash of $0.2 million for an increase in deferred revenue primarily related to billings we rendered in connection with our Coast Guard demonstration satellite scheduled for launch during 2007, offset by a net use of cash of $0.4 million for an increase in accounts receivable primarily related to timing of collections.
Investing activities
Cash used in our investing activities for the six months ended June 30, 2008 was $19.7 million, resulting from capital expenditures of $14.4 million and an increase of $5.7 million to restricted cash as collateral for a performance bond in connection with obtaining FCC authorization to construct, launch and operate an additional twenty-four next-generation satellites and the Orbital Sciences procurement agreement for the quick-launch satellites. Capital expenditures included $13.9 million for the Coast Guard demonstration satellite, quick-launch and next-generation satellites and $0.5 million of improvements to our internal infrastructure and ground segment.
Cash used in our investing activities for the six ended June 30, 2007 was $17.8 million resulting from capital expenditures of $9.6 million and purchases of marketable securities consisting of investment grade floating rate redeemable municipal debt securities totaling $29.7 million offset by sales of marketable securities of $21.5 million. Capital expenditures included $7.9 million for the Coast Guard demonstration satellite, quick-launch and next-generation satellites and $1.7 million of improvements to our internal infrastructure and ground segment.
Financing activities
Cash provided by our financing activities for the six months ended June 30, 2008 was $0.3 million resulting primarily from proceeds received from the issuance of an aggregate of 92,656 shares of common stock upon the exercise of warrants and stock options to purchase common stock at per share exercise prices ranging from $2.33 to $4.26.
Cash provided by our financing activities for the six months ended June 30, 2007 was $31.7 million resulting primarily from $31.9 million in net proceeds received from our secondary public offering of common stock in May 2007, after deducting underwriter’s discounts and commissions and offering costs.
Future Liquidity and Capital Resource Requirements
We expect cash flows from operating activities, along with our existing cash and cash equivalents will be sufficient to provide working capital and fund capital expenditures, which primarily includes milestone payments under the procurement agreements for quick-launch and next-generation satellites for at least the next 12 months. For the remainder of 2008, we expect to incur approximately $25.0 to $30.0 million of capital expenditures primarily for our next-generation satellites.
Contractual Obligations
Other than with respect to the contractual obligation discussed below there have been no material changes in our contractual obligations as of June 30, 2008, as previously disclosed in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2007.

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
Under the Agreement, SNC has agreed to provide us with an optional secured credit facility for up to $20.0 million commencing 24 months after the execution of the Agreement and maturing 44 months after the effective date. If we elect to establish and use the credit facility we and SNC will enter into a formal credit facility on terms established in the Agreement.
On July 2, 2008, we and OHB-System AG entered into an agreement to amend the June 5, 2006 agreement in connection with the successful launch of the Coast Guard demonstration satellite and the five quick-launch satellites on June 19, 2008. Pursuant to the agreement, we and OHB-System AG agreed to a revised schedule of milestone and related payments for the launch of the five quick-launch satellites and delivery schedule of the sixth quick-launch satellite, with no modification to the $20 million contract value entered into on June 5, 2006, including certain launch support and in-orbit testing services for the sixth quick-launch satellite. In addition, we agreed to pay an additional $0.5 million to OHB-System AG relating to the construction of the five quick-launch satellites. We and OHB-System, AG have agreed to waive any applicable on-time delivery incentive payments and to waive any applicable liquidating damages, except for any liquidating delay damages with respect to delivery delay of the sixth quick-launch satellite.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.
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
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”). FAS 161 requires expanded qualitative, quantitative and credit-risk disclosures of derivative instruments and hedging activities. These disclosures include more detailed information about gains and losses, location of derivative instruments in financial statements, and credit-risk-related contingent features in derivative instruments. SFAS 161 also clarifies that derivative instruments are subject to concentration of credit risk disclosures under SFAS No. 107, Disclosure About Fair Value of Financial Instruments, SFAS 161, which applies only to disclosures, is effective for us on January 1, 2009. We do not currently engage in any derivative transactions, and we do not anticipate SFAS 161 will have a significant on our consolidated financial statements.
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement shall be effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We are currently evaluating the potential impact that the adoption of SFAS No. 162 may have on its consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risks
There has been no material changes in our assessment of our sensitivity to market risk as of June 30, 2008, as previously disclosed in Part II, Item 7A “Quantitative and Qualitative Disclosures about Market Risks” in our Annual Report on Form 10-K for the year ended December 31, 2007.
Concentration of credit risk
During the three months ended June 30, 2008 and 2007, revenues from GE, comprised 15.1% and 48.8% of revenues, respectively. During the six months ended June 30, 2008 and 2007, revenues from GE comprised 20.8% and 44.6% of revenues, respectively.
For the three months and six months ended June 30, 2008, revenues from Hitachi comprised 17.0% and 11.1% of revenues, respectively. For the three and six months ended June 30, 2007, revenues from Hitachi comprised less than 10% of revenues.

Item 4. Disclosure Controls and Procedures
Evaluation of the Company’s disclosure controls and procedures. The Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2008. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2008.
Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
We discuss certain legal proceedings pending the Company in the notes to the condensed consolidated financial statements and refer you to that discussion for important information concerning those legal proceedings, including the basis for such actions and relief sought. See Note 15 to the condensed consolidated financial statements for this discussion.
Item 1A. Risk Factors
There have been no material changes in the risk factors as of June 30, 2008, as previously disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Use of Proceeds from Initial Public Offering
On November 2, 2006, the SEC declared effective our Registration Statement on Form S-1 (Registration No. 333-134088), relating to our initial public offering. After deducting underwriters’ discounts and commissions and other offering costs, our net proceeds were approximately $68.3 million. We intend to use the remaining net proceeds from our initial public offering to provide working capital and fund capital expenditures, primarily related to the deployment of additional satellites, which will be comprised of our quick-launch and next-generation satellites. As of June 30, 2008, we have used $35.1 million for such purposes. Pending such uses, we are investing the net proceeds in short-term interest bearing cash equivalents.
Exercise of Warrants
During the six months ended June 30, 2008, we issued 76,739 shares of common stock upon the exercise of warrants at per share exercise prices ranging from $2.33 to $4.26. We received gross proceeds of $0.2 million from the exercise of these warrants. In addition, we issued 37,183 shares of common stock upon the cash less exercise of warrants to purchase 69,242 common shares with per share exercise prices ranging from $2.33 to $4.26.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
At our annual meeting of shareholders on May 2, 2008, the following two proposals were voted on and approved:

Proposal 1	(To elect three Class II directors to three-year terms expiring at the 2011 annual meeting of shareholders.)

	Votes For	Votes Witheld
Marc J. Eisenberg	31,735,362	490,554
Timothy Kelleher	31,737,562	488,354
John Major	28,634,291	3,591,625

Proposal 2	(To ratify the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008.)

For	Against	Abstain
32,126,220	36,985	62,711

Item 5. Other Information
GE Equipment Services is a strategic partner that develops applications that use our M2M data communications system. Our largest GE customer is the AI subsidiary of GE Equipment Services, which is dedicated to M2M data communications applications and which renewed its IVAR agreement with us through 2010. On October 10, 2006, our Stellar subsidiary entered into an agreement (the “2006 Agreement”) with AI to supply up to 412,000 units (of which 270,000 are non-cancelable) of in-production and future models of Stellar’s subscriber communicators from August 1, 2006 through December 31, 2009 to support AI’s applications utilizing our M2M data communications system.
AI purchased 72% and 8% of its minimum non-cancelable volume for 2007 and the first half of 2008, respectively, under the 2006 Agreement and, as a result, AI is in default under the terms of the 2006 Agreement. We are currently in discussions with AI to amend the 2006 Agreement to extend the time periods within which AI is required to purchase its minimum committed volumes. However, there can be no assurance as to whether or when a mutually satisfactory amendment will be agreed to by the parties. In the event that we and AI are unable to reach a mutually satisfactory resolution regarding the 2006 Agreement, we may pursue remedies available to us.
Item 6. Exhibits

10.1	Amendment of Solicitation/Modification of Contract dated April 14, 2008 amending the Validation Services Agreement dated as of May 12, 2004 by and between the Company and the U.S. Coast Guard.

*10.2	ORBCOMM Generation 2 Procurement Agreement, dated May 5, 2008 between the Company and Sierra Nevada Corporation.

*10.3
Memorandum of Agreement dated July 2, 2008 between the Company and OHB System, AG concerning modifications to Amendment No. 1 dated as of June 5, 2006 of ORBCOMM Concept Demonstration Satellite Bus, Integration Test and Launch Services Procurement Agreement, dated March 10, 2005 by and between the Company and OHB System, AG.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a).

32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) and 18 U.S.C. Section 1350.

*	Portions of this exhibit have been omitted and filed separately with the Office of the Secretary of the Securities and Exchange Commission pursuant to a confidential treatment request.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORBCOMM Inc. (Registrant)
Date: August 11, 2008	/s/ Marc J. Eisenberg
Marc J. Eisenberg,
Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2008	/s/ Robert G. Costantini
Robert G. Costantini,
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
No.	Description

10.1	Amendment of Solicitation/Modification of Contract dated April 14, 2008 amending the Validation Services Agreement dated as of May 12, 2004 by and between the Company and the U.S. Coast Guard.

*10.2	ORBCOMM Generation 2 Procurement Agreement dated May 5, 2008 by and between the Company and Sierra Nevada Corporation.

*10.3
Memorandum of Agreement dated July 2, 2008 between the Company and OHB System, AG concerning modifications to Amendment No. 1 dated as of June 5, 2006 of ORBCOMM Concept Demonstration Satellite Bus, Integration Test and Launch Services Procurement Agreement, dated March 10, 2005 by and between the Company and OHB System, AG.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a).

32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) and 18 U.S.C. Section 1350.

*	Portions of this exhibit have been omitted and filed separately with the Office of the Secretary of the Securities and Exchange Commission pursuant to a confidential treatment request.