Form 10-Q
period 2008-09-30
ORBCOMM Inc.
filed 2008-11-10
CIK 1361983

United States Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock as of November 6, 2008 is 42,102,917

ORBCOMM Inc.
Index

ORBCOMM Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(Unaudited)

	September 30,	December 31,
	2008	2007
ASSETS

Current assets:
Cash and cash equivalents	$88,471	$115,587
Accounts receivable, net of allowances for doubtful accounts of $228 and $388	3,898	5,284
Inventories	1,775	2,722
Advances to contract manufacturers	158	158
Prepaid expenses and other current assets	1,336	1,078

Total current assets	95,638	124,829
Long-term receivable	—	542
Satellite network and other equipment, net	86,345	49,704
Intangible assets, net	4,457	5,572
Restricted cash	5,680	—
Inventories	1,900	—
Other assets	1,455	992
Deferred tax assets	184	184

Total assets	$195,659	$181,823

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,522	$4,373
Accrued liabilities	16,843	12,305
Current portion of deferred revenue	3,320	1,435

Total current liabilities	23,685	18,113
Note payable — related party	1,251	1,170
Deferred revenue, net of current portion	7,790	1,507
Other liability	184	184

Total liabilities	32,910	20,974

Minority interest	1,205	—

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0.001; 250,000,000 shares authorized; 42,091,318 and 41,658,066 shares issued and outstanding	42	42
Additional paid-in capital	227,979	224,899
Accumulated other comprehensive loss	(527)	(656)
Accumulated deficit	(65,950)	(63,436)

Total stockholders’ equity	161,544	160,849

Total liabilities and stockholders’ equity	$195,659	$181,823

See notes to condensed consolidated financial statements.

ORBCOMM Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenues:
Service revenues	$6,336	$4,551	$16,948	$12,718
Product sales	1,633	2,361	4,624	6,782

Total revenues	7,969	6,912	21,572	19,500

Costs and expenses (1):
Costs of services	2,624	1,989	6,786	6,308
Costs of product sales	1,557	2,446	4,551	7,084
Selling, general and administrative	4,586	4,238	14,205	14,034
Product development	207	217	669	834
Gain on customer claims settlements	(125)	—	(1,368)	—

Total costs and expenses	8,849	8,890	24,843	28,260

Loss from operations	(880)	(1,978)	(3,271)	(8,760)

Other income (expense):
Interest income	375	1,600	1,497	4,218
Other income (expense)	(259)	8	(236)	41
Interest expense	(48)	(52)	(146)	(157)

Total other income	68	1,556	1,115	4,102

Loss before pre-control earnings of consolidated subsidiary and minority interest	(812)	(422)	(2,156)	(4,658)

Pre-control earnings of consolidated subsidiary	—	—	(128)	—
Minority interest	(189)	—	(230)	—

Net loss	$(1,001)	$(422)	$(2,514)	$(4,658)

Net loss per common share:
Basic and diluted	$(0.02)	$(0.01)	$(0.06)	$(0.12)

Weighted average common shares outstanding:
Basic and diluted	42,070	41,444	41,945	39,066

(1) Stock-based compensation included in costs and expenses:
Costs of services	$22	$65	$71	$375
Costs of product sales	7	29	48	116
Selling, general and administrative	852	791	2,557	3,333
Product development	12	(10)	42	62

	$893	$875	$2,718	$3,886

See notes to condensed consolidated financial statements.

ORBCOMM Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine months ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(2,514)	$(4,658)
Adjustments to reconcile net loss to net cash provided by operating activities:
Change in allowance for doubtful accounts	(160)	133
Depreciation and amortization	2,203	1,757
Accretion on note payable — related party	98	98
Stock-based compensation	2,718	3,886
Foreign exchange losses	243	—
Pre-control earnings of consolidated subsidiary and minority interest	358	—
Non cash portion of gain on customer claims settlement	(882)	—
Expiration of gateway purchase option	(325)	—
Changes in operating assets and liabilities:
Accounts receivable	2,451	289
Inventories	(632)	35
Advances to contract manufacturers	366	19
Prepaid expenses and other current assets	(219)	365
Accounts payable and accrued liabilities	(78)	515
Deferred revenue	924	318

Net cash provided by operating activities	4,551	2,757

Cash flows from investing activities:
Capital expenditures	(26,747)	(15,417)
Purchases of marketable securities	—	(57,325)
Sales of marketable securities	—	87,025
Change in restricted cash	(5,680)	—
Cash acquired in step acquisition of subsidiary	366	—

Net cash provided by (used in) investing activities	(32,061)	14,283

Cash flows from financing activities:
Proceeds from issuance of common stock in connection with secondary public offering, net of underwriters’ discounts and commissions and offering costs of $2,523	—	31,804
Proceeds from exercise of warrants and options	322	397
Payment of offering costs in connection with initial public offering	—	(609)
Payment of offering costs in connection with secondary public offering	(40)	—

Net cash provided by financing activities	282	31,592

Effect of exchange rate changes on cash and cash equivalents	112	(76)

Net increase (decrease) in cash and cash equivalents	(27,116)	48,556

Cash and cash equivalents:
Beginning of period	115,587	62,139

End of period	$88,471	$110,695

Supplemental cash flow disclosures:
Non cash investing activities:
Capital expenditures incurred not yet paid	$12,562	$2,692

Stock-based compensation included in capital expenditures	$40	$—

Net assets from step acquisition of subsidiary	$1,363	$—

Asset basis adjustment due to expiration of gateway purchase option	$161	$—

Gateway received in settlement of long-term receivable	$230	$—

Non cash financing activities —
Secondary public offering expenses incurred not yet paid	$—	$834

See notes to condensed consolidated financial statements.

1. Business
ORBCOMM Inc. (“ORBCOMM” or the “Company”), a Delaware corporation, is a satellite-based data communications company that operates a two-way global wireless data messaging system optimized for narrowband data communication. In the third quarter of 2007, the Company began providing terrestrial-based cellular communication services. The Company provides these terrestrial services through reseller agreements with major cellular wireless providers. The Company provides services through a constellation of 27 owned and operated low-Earth orbit satellites and accompanying ground infrastructure through which small, low power, fixed or mobile satellite subscriber communicators, and terrestrial units connected to the cellular wireless provider’s network, that can be connected to other public or private networks, including the Internet (collectively, the “ORBCOMM System”). The ORBCOMM System is designed to enable businesses and government agencies to track, monitor, control and communicate with fixed and mobile assets.
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
In the opinion of management, the financial statements as of September 30, 2008 and for the three and nine-month periods ended September 30, 2008 and 2007 include all adjustments (including normal recurring accruals) necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year.
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
Investments in entities over which the Company has the ability to exercise significant influence but does not have a controlling interest are accounted for under the equity method of accounting. The Company considers several factors in determining whether it has the ability to exercise significant influence with respect to investments, including, but not limited to, direct and indirect ownership level in the voting securities, active participation on the board of directors, approval of operating and budgeting decisions and other participatory and protective rights. Under the equity method, the Company’s proportionate share of the net income or loss of such investee is reflected in the Company’s consolidated results of operations. The Company’s interests in entities that it accounts for pursuant to the equity method had no carrying value as of September 30, 2008 and December 31, 2007. The Company’s equity in the earnings or losses of those investees for the three months and nine months ended September 30, 2008 and 2007 is not significant. Non-controlling interests in companies are accounted for by the cost method where the Company does not exercise significant influence over the investee. The Company’s cost basis investments had no carrying value as of September 30, 2008 and December 31, 2007.
The Company has incurred losses from inception including a net loss of $2,514 for the nine months ended September 30, 2008 and as of September 30, 2008, the Company has an accumulated deficit of $65,950. As of September 30, 2008, the Company’s primary source of liquidity consisted of cash and cash equivalents, which the Company believes will be sufficient to provide working capital and milestone payments for its next-generation satellites for at least the next twelve months.

Concentration of credit risk
Long-term receivables represent amounts due from the sale of products and services to related parties that are collateralized by assets whose estimated fair market value exceeds the carrying value of the receivables.
During the three months ended September 30, 2008 and 2007, one customer comprised 17.3% and 44.0% of revenues, respectively. During the nine months ended September 30, 2008 and 2007, the same customer comprised 19.5% and 44.4% of revenues, respectively. As of September 30, 2008, this customer accounted for less than 10% of accounts receivable and as of December 31, 2007, this customer accounted for 42.8% of accounts receivable. For the three months and nine months ended September 30, 2008, a second customer comprised 15.3% and 12.7% of revenues, respectively. As of September 30, 2008 this customer accounted for 17.5% of accounts receivable.
Inventories
Inventories are stated at the lower of cost or market, determined on a first-in, first-out basis. Inventory consists primarily of finished goods available for sale to customers. The Company reviews inventory quantities on hand and evaluates the realizability of inventories and adjusts the carrying value as necessary as well as classifying inventory giving consideration to forecasted product demand.
As of September 30, 2008, the Company has classified $1,568 as long-term inventory, the amount forecasted to be in excess of one years supply.
As of September 30, 2008, the Company holds $332 of component parts inventory at the manufacturing facility of its principal supplier. These component parts inventory is included in long-term inventory.
Income taxes
As of September 30, 2008, the Company had unrecognized tax benefits of $775. There were no changes to the Company’s unrecognized tax benefits during the three and nine months ended September 30, 2008. The Company is subject to U.S. federal and state examinations by tax authorities for all years since its inception. The Company does not expect any significant changes to its unrecognized tax positions during the next twelve months.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were recognized during the three and nine months ended September 30, 2008.
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
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires expanded qualitative, quantitative and credit-risk disclosures of derivative instruments and hedging activities. These disclosures include more detailed information about gains and losses, location of derivative instruments in financial statements, and credit-risk-related contingent features in derivative instruments. SFAS 161 also clarifies that derivative instruments are subject to concentration of credit risk disclosures under SFAS 107, Disclosure About Fair Value of Financial Instruments , SFAS 161, which applies only to disclosures, is effective for the Company on January 1, 2009. The Company does not currently engage in any derivative transactions, and the Company does not anticipate SFAS 161 will have a significant impact on its consolidated financial statements.
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
As the 51% interest in ORBCOMM Japan was acquired in two transactions during 2008, the Company has accounted for this transaction using the step acquisition method prescribed by Accounting Research Bulletin No. 51, Consolidated Financial Statements (“ARB 51”). As permitted by ARB 51, the Company consolidated ORBCOMM Japan’s results of operations as though the controlling interest was acquired on April 1, 2008. For the nine months ended September 30, 2008, the Company deducted in its statement of operations $128 of pre-control earnings of ORBCOMM Japan for the period prior to the termination of the minority stockholder’s substantive participatory rights on June 9, 2008 and $189 and $230, for the three and nine month periods ended September 30, 2008, have been recognized as minority interest for the 49% interest in ORBCOMM Japan held by the minority stockholders for the period after the change in control.
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
4. Comprehensive Loss
The components of comprehensive loss are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Net loss	$(1,001)	$(422)	$(2,514)	$(4,658)
Foreign currency translation adjustment	280	(95)	129	(163)

Comprehensive loss	$(721)	$(517)	$(2,385)	$(4,821)

5. Stock-based Compensation
The Company’s share-based compensation plans consist of its 2006 Long-Term Incentives Plan (the “2006 LTIP”) and its 2004 Stock Option Plan. As of September 30, 2008, there were 2,189,874 shares available for grant under the 2006 LTIP and no shares available for grant under the 2004 Stock Option Plan.
For the three months ended September 30, 2008 and 2007, the Company recorded stock-based compensation expense of $893 and $875, respectively. For the nine months ended September 30, 2008 and 2007, the Company recorded stock-based compensation expense of $2,718 and $3,886, respectively. For the three and nine months ended September 30, 2008, the Company capitalized stock-based compensation of $19 and $40, respectively, to satellite network and other equipment. For the three and nine months ended September 30, 2007, the Company did not capitalize any stock-based compensation to satellite network and other equipment.

The components of the Company’s stock-based compensation expense are presented below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

Stock options	$24	$93	$72	$207
Restricted stock units	601	705	2,017	3,128
Stock appreciation rights	268	77	629	551

Total	$893	$875	$2,718	$3,886

As of September 30, 2008, the Company had an aggregate of $3,525 of unrecognized compensation costs for all share-based payment arrangements.
Time-Based Restricted Stock Units
During the nine months ended September 30, 2008, the Company granted 169,551 time-based RSUs. These RSUs vest over various periods through July 2011.
A summary of the Company’s time-based RSUs for the nine months ended September 30, 2008 is as follows:

		Weighted-Average Grant
	Shares	Date Fair Value
Balance at January 1, 2008	356,538	$11.20
Granted	169,551	5.81
Vested	(185,008)	11.09
Forfeited or expired	(219)	9.58

Balance at September 30, 2008	340,862	$8.58

For the three months ended September 30, 2008 and 2007, the Company recorded stock-based compensation expense of $575 and $553 related to the time-based RSUs. For the nine months ended September 30, 2008 and 2007, the Company recorded stock-based compensation expense of $1,656 and $1,609 related to the time-based RSUs. As of September 30, 2008, $1,180 of total unrecognized compensation cost related to the time-based RSUs granted is expected to be recognized over periods through July 2011.

Performance-Based Restricted Stock Units
During the nine months ended September 30, 2008, 129,784 performance-based RSUs were granted when the Compensation Committee established financial and operational performance targets for fiscal 2008. These RSUs will vest through May 2009. As of September 30, 2008, the Company estimates that 72% of the performance targets will be achieved.
A summary of the Company’s performance-based RSUs for the nine months ended September 30, 2008 is as follows:

		Weighted-Average Grant
	Shares	Date Fair Value
Balance at January 1, 2008	179,404	$12.58
Granted	129,784	4.81
Vested	(61,079)	12.85
Forfeited or expired	(110,980)	12.46

Balance at September 30, 2008	137,129	$5.20

For the three months ended September 30, 2008 and 2007, the Company recorded stock-based compensation expense of $27 and $152 related to the performance-based RSUs, respectively. For the nine months ended September 30, 2008 and 2007, the Company recorded stock-based compensation of $362 and $1,519 related to the performance-based RSUs, respectively. As of September 30, 2008, $204 of total unrecognized compensation cost related to the performance-based RSUs is expected to be recognized through May 2009.
The fair value of the performance-and time-based RSU awards granted in 2008 is based upon the closing stock price of the Company’s common stock on the date of grant.
Time-Based Stock Appreciation Rights
During the nine months ended September 30, 2008, the Company granted 1,075,000 time-based SARs. These SARS vest over various periods through December 2010. A summary of the Company’s time-based SARs for the nine months ended September 30, 2008 is as follows:
The weighted-average grant date fair value of the time-based SARs during the nine months ended September 30, 2008 was $2.27 per share.

			Weighted-Average
			Remaining	Aggregate
	Number of	Weighted-Average	Contractual	Intrinsic Value
	Shares	Exercise Price	Term (years)	(In thousands)
Outstanding at January 1, 2008	66,667	$11.00
Granted	1,075,000	4.96
Forfeited or expired	—	—

Outstanding at September 30, 2008	1,141,667	$5.31	9.41	$—

Exercisable at September 30, 2008	44,444	$11.00	8.00	$—

Vested and expected to vest at September 30, 2008	1,141,667	$5.31	9.41	$—

For the three months ended September 30, 2008 and 2007, the Company recorded stock-based compensation expense of $246 and $30 relating to the time-based SARs, respectively. For the nine months ended September 30, 2008 and 2007, the Company recorded stock-based compensation of $522 and $91 relating to the time-based SARs, respectively. As of September 30, 2008, $2,038 of total unrecognized compensation cost related to the time-based SARs is expected to be recognized over periods through December 2010.

Performance-Based Stock Appreciation Rights
During the nine months ended September 30, 2008, 130,555 performance-based SARs were granted when the Compensation Committee established financial and operational performance targets for fiscal 2008. These SARs will vest through March 2009. As of September 30, 2008, Company estimates that 74% of the performance targets will be achieved.
A summary of the Company’s performance-based SARs for the nine months ended September 30, 2008 is as follows:

			Weighted-Average
			Remaining	Aggregate
	Number of	Weighted-Average	Contractual	Intrinsic Value
	Shares	Exercise Price	Term (years)	(In thousands)
Outstanding at January 1, 2008	217,289	$11.00
Granted	130,555	10.43
Forfeited or expired	(70,945)	11.00

Outstanding at September 30, 2008	276,899	$10.73	8.76	$—

Exercisable at September 30, 2008	146,344	$11.00	8.13	$—

Vested and expected to vest at September 30, 2008	242,760	$11.00	8.66	$—

The weighted-average grant date fair value of the performance-based SARs granted during the nine months ended September 30, 2008 was $1.19 per share.
For the three months ended September 30, 2008 and 2007, the Company recorded stock-based compensation expense of $21 and $47 relating to the performance-based SARs, respectively. For the nine months ended September 30, 2008 and 2007, the Company recorded stock-based compensation expense of $106 and $460 relating to the performance-based SARs, respectively. As of September 30, 2008, $55 of total unrecognized compensation cost related to the performance-based SARs is expected to be recognized through March 2009.
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

	Nine months ended
	September 30,
	2008	2007
Risk-free interest rate	2.50% to 3.20%	4.93%
Expected life (years)	5.50 and 6.00	5.50
Estimated volatility factor	43.98% and 46.08%	43.93%
Expected dividends	None	None

2004 Stock Option Plan
A summary of the status of the Company’s stock options as of September 30, 2008 is as follows:

			Weighted-Average
			Remaining	Aggregate
	Number of	Weighted-Average	Contractual	Intrinsic Value
	Shares	Exercise Price	Term (years)	(In thousands)
Outstanding at January 1, 2008	832,957	$3.02
Granted	—	—
Exercised	(50,878)	3.73
Forfeited or expired	—	—

Outstanding at September 30, 2008	782,079	$2.98	5.40	$1,526

Exercisable at September 30, 2008	777,911	$2.97	5.40	$1,526

Vested and expected to vest at September 30, 2008	782,079	$2.98	5.40	$1,526

During the nine months ended September 30, 2008, the Company issued 19,628 shares of common stock upon the exercise of stock options at per share exercise prices of $2.33 to $4.26. The Company received gross proceeds of $80 from the exercise of these stock options. In addition, the Company issued 14,853 shares of common stock upon the cashless exercise of stock options to purchase 31,250 common shares with per share exercise prices of $2.78 to $4.26.
As of September 30, 2008, $48 of total unrecognized compensation cost related to stock options issued to employees is expected to be recognized ratably through March 31, 2009.
6. Net Loss per Common Share
Basic net loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding for the year. Diluted net loss per common share is the same as basic net loss per common share, because potentially dilutive securities such as RSUs, SARs, stock options and stock warrants would have an antidilutive effect as the Company incurred a net loss for the three and nine months ended September 30, 2008 and 2007.
The potentially dilutive securities excluded from the determination of diluted loss per share, as their effect is antidilutive, are as follows:

	Nine months ended
	September 30,
	2008	2007
Common stock warrants	285,410	712,500
Stock options	782,079	850,790
RSUs	477,991	550,858
SARs	1,418,566	283,956

	2,964,046	2,398,104

7. Satellite Network and Other Equipment
Satellite network and other equipment consisted of the following:

	Useful life	September 30,	December 31,
	(years)	2008	2007
Land		$381	$381
Satellite network	5-10	19,080	9,463
Capitalized software	3-5	1,148	887
Computer hardware	5	1,019	920
Other	5-7	804	565
Assets under construction		73,219	45,706

		95,651	57,922
Less: accumulated depreciation and amortization		(9,306)	(8,218)

		$86,345	$49,704

During the nine months ended September 30, 2008 and 2007, the Company capitalized costs attributable to the design and development of internal-use software in the amount of $289 and $466, respectively. Depreciation and amortization expense for the three months ended September 30, 2008 and 2007 was $521 and $247, respectively. This includes amortization of internal-use software of $77 and $61 for the three months ended September 30, 2008 and 2007, respectively. Depreciation and amortization expense for the nine months ended September 30, 2008 and 2007 was $1,088 and $642, respectively. This includes amortization of internal-use software of $216 and $159 for the nine months ended September 30, 2008 and 2007, respectively.
Assets under construction primarily consist of costs relating to milestone payments and other costs pursuant to the Company’s satellite payload and launch procurement agreements with Orbital Sciences and OHB-System AG for its quick-launch satellites and the procurement agreement with Sierra Nevada Corporation (“SNC”) for its next-generation satellites (See Note 15) and upgrades to its infrastructure and ground segment.

On June 19, 2008, the Coast Guard demonstration satellite and five quick-launch satellites were successfully launched. Each of the satellites successfully separated from the launch vehicle in the proper orbit and is undergoing in-orbit testing and positioning. The majority of in-orbit testing of the payload subsystems has been completed to verify proper operation of the subscriber links, gateway links and AIS payload functionality. All satellites are providing AIS data and three satellites are assisting with the regular messaging service as in-orbit testing is completed. As a result of on-going in-orbit testing of these satellites, the Company’s satellite providers are investigating the lower than nominal gateway transmission power on one satellite and outages to the reaction wheel components of the attitude control system on each of the satellites. One of the new satellites has experienced an unrecovered outage to both a redundant and a non-redundant reaction wheel which could reduce its communication capabilities. In addition, two of the new satellites have experienced outages to redundant reaction wheels that remain unrecovered. Software has been developed by the bus manufacturer and uploaded to five of the satellites to mitigate the effect of any future reaction wheel outages. One satellite that received this software patch has experienced an additional outage to its remaining redundant reaction wheel that remains unrecovered. While the satellite bus provider has informed the Company that they expect to be able to resolve or develop operational procedures to satisfactorily mitigate the affect of these anomalies, there can be no assurance in this regard. The Company is unable to quantify the impact, if any, that these anomalies will have on the expected useful life and communication capabilities of the satellites until the in-orbit testing is completed and more information about the root cause of the anomalies becomes available.

During the three months ended September 30, 2008, the United States Coast Guard (“USCG”) began delivering Automatic Identification Systems (“AIS”) data from the Coast Guard Concept demonstration satellite which was accepted by the USCG. Accordingly, the Company reclassified $8,590 from assets under construction to satellite network as the Company began recognizing revenue from the contract and depreciation on the satellite (See Note 11).
During the three months ended September 30, 2008, one of the Company’s plane D satellites, which had limited availability and a battery anomaly preventing nighttime operation, is no longer providing regular operational service although it may continue to provide operational service on a limited basis. The remaining five plane D satellites have been repositioned to minimize coverage gaps that impact system latency and overall capacity. In addition, one of the Company’s plane B satellites is no longer providing operational service. The remaining seven plane B satellites have been repositioned to minimize coverage gaps that impact system latency and overall capacity. The Company does not expect the absence of these satellites to materially affect its business. These satellites are fully depreciated.
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
Restricted cash also includes $680 deposited into an escrow account under the terms of the Orbital Sciences procurement agreement for the quick-launch satellites. The amounts in escrow will be paid to Orbital Sciences one year following the successful completion of in-orbit testing of the five quick-launch satellites (See Note 15).
The interest income earned on the restricted cash balances is unrestricted and included in interest income in the consolidated statements of operations.

9. Intangible Assets
The Company’s intangible assets consisted of the following:

		September 30, 2008			December 31, 2007
	Useful life		Accumulated			Accumulated
	(years)	Cost	amortization	Net	Cost	amortization	Net
Acquired licenses	6	$8,115	$(3,658)	$4,457	$8,115	$(2,543)	$5,572

Amortization expense was $372 and $371 for the three months ended September 30, 2008 and 2007, respectively, and was $1,115 and $1,114 for the nine months ended September 30, 2008 and 2007, respectively.
Estimated amortization expense for intangible assets subsequent to September 30, 2008 is as follows:

Years ending December 31,
Remainder of 2008	$371
2009	1,486
2010	1,486
2011	1,114

$4,457

10. Accrued Liabilities
The Company’s accrued liabilities consisted of the following:

	September 30,	December 31,
	2008	2007
Advances from USCG (See Notes 11 and 15)	$—	$7,228
Gateway settlement obligation (See Note 15)	—	644
Accrued compensation and benefits	2,197	1,821
Accrued interest	725	712
Accrued professional services	625	425
Accrued satellite network and other equipment (including milestone payments for satellites)	11,903	—
Other accrued expenses	1,393	1,475

	$16,843	$12,305

11. Deferred Revenues
Deferred revenues consisted of the following:

	September 30,	December 31,
	2008	2007
Professional services	$7,146	$—
Service activation fees	2,853	1,796
Manufacturing license fees	63	75
Prepaid services	1,048	1,071

	11,110	2,942
Less current portion	(3,320)	(1,435)

Long-term portion	$7,790	$1,507

During 2004, the Company entered into a contract with the USCG to design, develop, launch and operate a single satellite equipped with the capability to receive, process and forward AIS data (the “Concept Validation Project”). Under the terms of the agreement, title to the Concept Validation Project demonstration satellite remains with the Company, however the USCG was granted a non-exclusive, royalty-free license to use the designs, software processes and procedures developed under the contract in connection with any future Company satellites that are AIS enabled. The Company is permitted to use the Concept Validation Project satellite to provide services to other customers. The agreement also provides for post-launch maintenance and AIS data transmission services to be provided by the Company to the USCG for an initial term of 14 months. At its option, the USCG may elect under the agreement to receive maintenance and AIS data transmission services for up to an additional 18 months subsequent to the initial term. The deliverables under the arrangement do not qualify as separate units of accounting and, as a result, revenues from the contract will be recognized ratably, upon acceptance by the USCG, over 6 years, the expected life of the customer relationship.
The Concept Validation Project demonstration satellite was launched on June 19, 2008. During the three months ended September 30, 2008, the USCG accepted AIS data from the Concept Validation Project demonstration satellite and elected to receive the initial post-launch maintenance for $380 and the AIS data transmission services for $198 over the initial term of 14 months. On September 30, 2008, the USCG exercised its option to increase the AIS data transmission services to $575.
During the three months ended September 30, 2008, the Company recognized service revenues of $199 related to the Concept Validation Project. This amount was less than the contractual value of the services delivered to the USCG in the period as these revenues are required to be recognized over the expected life of the customer relationship. The contractual value in excess of the revenue recognized during the period increases deferred revenue.
Deferred professional services revenues at September 30, 2008, represent amounts related to the USCG under the contract. At December 31, 2007 amounts received from the USCG were reflected as an accrued liability in the consolidated balance sheet (See Notes 10 and 15).
On September 30, 2008, the Company and the USCG entered into an amendment to the agreement under which the Company will provide up to 200 hours of additional technical support for $104.
12. Note Payable
In connection with the acquisition of a majority interest in Satcom in 2005, the Company recorded an indebtedness to OHB Technology A.G. (formerly known as OHB Teledata A.G.) (“OHB”), a stockholder of the Company. At September 30, 2008, the principal balance of the note payable was €1,138 ($1,645) and it had a carrying value of $1,251. At December 31, 2007, the principal balance of the note payable was €1,138 ($1,661) and it had a carrying value of $1,170. The carrying value was based on the note’s estimated fair value at the time of acquisition. The difference between the carrying value and principal balance is being amortized to interest expense over the estimated life of the note of six years. Interest expense related to the note for each of the three months and nine months ended September 30, 2008 was $32 and $98, respectively. Interest expense related to the note for each of the three months and nine months ended September 30, 2007 was $33 and $99, respectively This note does not bear interest and has no fixed repayment term. Repayment will be made from the distribution profits (as defined in the note agreement) of ORBCOMM Europe LLC. The note has been classified as long-term and the Company does not expect any repayments to be required prior to September 30, 2009.

13. Stockholders’ Equity
Warrants to purchase the Company’s common stock outstanding at September 30, 2008 were as follows:

Shares subject
to
Exercise price	Warrants
$ 2.33	12,522
$ 3.38	14,902
$ 4.26	257,986

285,410

During the nine months ended September 30, 2008, the Company issued 99,434 shares of common stock upon the exercise of warrants at per share exercise prices ranging from $2.33 to $4.26. The Company received gross proceeds of $241 from the exercise of these warrants. In addition, the Company issued 45,848 shares of common stock upon the cashless exercise of warrants to purchase 82,282 common shares with per share exercise prices ranging from $2.33 to $4.26.
During the nine months ended September 30, 2008, warrants to purchase 6,777 common shares with per share exercise prices of $2.33 and $3.38 expired.
At September 30, 2008, the Company has reserved the following shares of common stock for future issuance:

Shares
Employee stock compensation plans	4,868,510
Warrants to purchase common stock	285,410

5,153,920

14. Geographic Information
The Company operates in one reportable segment, machine to machine data communications. Other than satellites in orbit, long-lived assets outside of the United States are not significant. The following table summarizes revenues on a percentage basis by geographic region, based on the country in which the customer is located:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Unites States	74%	91%	79%	91%
Japan	21%	—	16%	—
Other	5%	9%	5%	9%

	100%	100%	100%	100%

No other single geographic areas are more than 10% of revenues for the three months and nine months ended September 30, 2008 and 2007.

15. Commitments and Contingencies
Procurement agreements in connection with quick-launch satellites
On April 21, 2006, the Company entered into an agreement with Orbital Sciences to design, manufacture, test and deliver to the Company, one payload engineering development unit and six AIS-equipped satellite payloads for the Company. The cost of the payloads is $17,000, subject to adjustment under certain circumstances. Payments under the agreement were due upon the achievement of specified milestones by Orbital Sciences. As of September 30, 2008, the Company has made milestone payments of $16,150 under this agreement. The Company anticipates making the remaining payments subject to adjustments under the agreement of $150 in 2008 and $700 in 2009.
On June 5, 2006, the Company entered into an agreement with OHB System, AG, an affiliate of OHB, to design, develop and manufacture six satellite buses, integrate such buses with the payloads provided by Orbital Sciences, and launch the six integrated satellites. The original price for the six satellite buses and launch services was $20,000 and payments under the agreement were due upon specific milestones achieved by OHB System, AG.
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
As of September 30, 2008, the Company has made milestone payments of $17,767 under this agreement. In addition, OHB System, AG will provide services relating to the development, demonstration and launch of the Company’s next-generation satellites at a total cost of $1,350 of which $820 was paid in the third quarter of 2008. The Company anticipates making the remaining payments under the agreement of $1,000 in the fourth quarter of 2008, for the six satellite buses and the related integration and launch services.
Procurement agreements in connection with U.S. Coast Guard contract
In May 2004, the Company entered into an agreement to construct and deploy a satellite for use by the USCG (see Note 11). In connection with this agreement, the Company entered into procurement agreements with Orbital Sciences and OHB System, AG. As of September 30, 2008, there were no remaining obligations under these procurement agreements.
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
The five quick-launch satellites and the Coast Guard demonstration satellite are currently undergoing in-orbit testing which is expected to be completed within a few months at which time the quick-launch satellites will be placed in service.
Procurement agreement in connection with next-generation satellites
On May 5, 2008, the Company entered into a procurement agreement with SNC pursuant to which SNC will construct eighteen low-earth-orbit satellites in three sets of six satellites (“shipsets”) for the Company’s next-generation satellites (the “Initial Satellites”). Under the agreement, SNC will also provide launch support services, a test satellite (excluding the mechanical structure), a satellite software simulator and the associated ground support equipment. Under the agreement, the Company may elect to use the launch option to be offered by SNC or it may contract separately with other providers for launch services and launch insurance for the satellites.
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
The agreement also requires SNC to complete the pre-ship review of the Initial Satellites (i) no later than 24 months after the execution of the agreement for the first shipset of six satellites, (ii) no later than 31 months after the execution of the agreement for the second shipset of six satellites and (iii) no later than 36 months after the execution of the agreement for the third shipset of six satellites. Payments under the agreement will begin upon the execution of the agreement and will extend into the second quarter of 2012, subject to SNC’s successful completion of each payment milestone. As of September 30, 2008, the Company has made milestone payments of $12,870 under the agreement. The Company anticipates making payments under the agreement of $17,550 during the remainder of 2008. Under the agreement, SNC has agreed to provide the Company with an optional secured credit facility for up to $20,000 commencing 24 months after the execution of the agreement and maturing 44 months after the effective date. If the Company elects to establish and use the credit facility it and SNC will enter into a formal credit facility on terms established in the agreement.

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
Airtime credits
In 2001, in connection with the organization of ORBCOMM Europe LLC and the reorganization of the ORBCOMM business in Europe, the Company agreed to grant certain country representatives in Europe approximately $3,736 in airtime credits. The Company has not recorded the airtime credits as a liability for the following reasons: (i) the Company has no obligation to pay the unused airtime credits if they are not utilized; and (ii) the airtime credits are earned by the country representatives only when the Company generates revenue from the country representatives. The airtime credits have no expiration date. Accordingly, the Company is recording airtime credits as services are rendered and these airtime credits are recorded net of revenues from the country representatives. For the three months ended September 30, 2008 and 2007, airtime credits used totaled approximately $38 and $45, respectively and for the nine months ended September 30, 2008 and 2007, airtime credits used totaled approximately $151 and $133, respectively. As of September 30, 2008 and December 31, 2007, unused credits granted by the Company were approximately $2,339 and $2,490, respectively.
Purchase commitment
On August 29, 2008, the Company entered into an agreement with Delphi Automotive Systems LLC to purchase approximately $4,800 of a future model of a subscriber communicator over a two-year period beginning once the subscriber communicator model is commercially available.
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
Class Action Litigation
On September 20 and 25, 2007, two separate plaintiffs filed purported class action lawsuits in the United States District Court for the District of New Jersey against the Company and certain of its officers. On June 2, 2008, the Court consolidated the actions, appointed Erwin Weichel, David Peterson and William Hunt as lead plaintiffs and approved the lead plaintiff’s selection of co-lead and liaison counsel. On July 17, 2008, the lead plaintiffs filed their consolidated complaint against the Company and certain of its officers, and added as defendants the two co-lead underwriters of the Company’s initial public offering, UBS Securities LLC and Morgan Stanley & Co. Incorporated. The consolidated complaint alleges, among other things, that the Company’s registration statement related to its initial public offering in November 2006 contained material misstatements and omissions in violation of the Securities Act of 1933. The action cited, among other things, a drop in the trading price of the Company’s common stock that followed disclosure on August 14, 2007 of a change in the Company’s definition of billable subscriber communicators and reduced guidance for the remainder of 2007 released with the Company’s 2007 second quarter financial results. The action seeks to recover compensatory and rescissory damages, on behalf of a class of shareholders who purchased common stock in and/or traceable to the Company’s initial public offering on or about November 3, 2006 through August 14, 2007. The Company intends to defend the matter vigorously. No provision for losses, if any, that might result from the matter have been recorded in the Company’s consolidated financial statements as this action is in its preliminary stages and the Company is unable to predict the outcome and, therefore, it is not probable that a liability has been incurred and the amount of loss, if any, is not reasonably estimable. In addition, the Company has received a request for indemnification pursuant to the Underwriting Agreement entered into in connection with the initial public offering from UBS Securities, LLC and Morgan Stanley & Co. Incorporated for any losses or costs they may incur as a result of this lawsuit. The Company cannot determine the extent of any costs associated with the idemnification, if any, and no liability has been established. However, it is at least reasonably possible that a liability may be established for estimated legal costs in the near term.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Safe Harbor Statement Under the Private Securities Litigation Reform of Act 1995.
Certain statements discussed in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally relate to our plans, objectives and expectations for future events and includes statements about our expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. Such forward-looking statements, including those concerning the Company’s expectations, are subject to known and unknown risks and uncertainties, which could cause actual results to differ materially from the results, projected, expected or implied by the forward-looking statements, some of which are beyond the Company’s control, that may cause the Company’s actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include but are not limited to: substantial losses we have incurred and expect to continue to incur; demand for and market acceptance of our products and services and the applications developed by our resellers; loss or decline or slowdown in the growth in business from Asset Intelligence division of General Electric Company (“GE”), other value-added resellers or VARs and international value-added resellers or IVARs; loss or decline or slowdown in growth in business of any of the specific industry sectors the Company serves, such as transportation; litigation proceedings; technological changes, pricing pressures and other competitive factors; the inability of our international resellers to develop markets outside the United States; satellite launch failures, satellite launch and construction delays and cost overruns and in-orbit satellite failures or reduced performance; the failure of our system or reductions in levels of service due to technological malfunctions or deficiencies or other events; our inability to renew or expand our satellite constellation; political, legal regulatory, government administrative and economic conditions and developments in the United States and other countries and territories in which we operate; the impact of global recession and continued worldwide credit and capital constraints; and changes in our business strategy. These and other risks are described in more detail in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007. The Company undertakes no obligation to publicly revise any forward-looking statements or cautionary factors, except as required by law.
Overview
Presently, we operate the only global commercial wireless messaging system optimized for narrowband communications. Our system consists of a global network of 27 low-Earth orbit, or LEO, satellites and accompanying ground infrastructure. We now operate 27 satellites as one of our plane D satellites, which had limited availability and a battery anomaly preventing nighttime operation, is no longer providing regular operational service although it may continue to provide service on a limited basis. The remaining five plane D satellites have been repositioned to minimize coverage gaps that impact system latency and overall capacity. In addition, one of our plane B satellites is no longer providing operational service. The remaining seven plane B satellites have been repositioned to minimize coverage gaps that impact system latency and overall capacity. We do not expect the absence of these satellites to materially affect our business.

On June 19, 2008, the Coast Guard demonstration satellite and five quick-launch satellites were successfully launched. Each of the satellites successfully separated from the launch vehicle in the proper orbit and is undergoing in-orbit testing and positioning. The majority of in-orbit testing of the payload subsystems has been completed to verify proper operation of the subscriber links, gateway links and AIS payload functionality. All satellites are providing AIS data and three satellites are assisting with the regular messaging service as in-orbit testing is completed. As a result of on-going in-orbit testing of these satellites, our satellite providers are investigating the lower than nominal gateway transmission power on one satellite and outages to the reaction wheel components of the attitude control system on each of the satellites. One of the new satellites has experienced an unrecovered outage to both a redundant and a non-redundant reaction wheel which could reduce its communication capabilities. In addition, two of the new satellites have experienced outages to redundant reaction wheels that remain unrecovered. Software has been developed by the bus manufacturer and uploaded to five of the satellites to mitigate the effect of any future reaction wheel outages. One satellite that received this software patch has experienced an additional outage to its remaining redundant reaction wheel that remains unrecovered. While the satellite bus provider has informed us that they expect to be able to resolve or develop operational procedures to satisfactorily mitigate the affect of these anomalies, there can be no assurance in this regard. We are unable to quantify the impact, if any, that these anomalies will have on the expected useful life and communication capabilities of the satellites until the in-orbit testing is completed and more information about the root cause of the anomalies becomes available.

These satellites will be positioned to augment our existing constellation, which, upon successful completion of in-orbit testing, would increase our satellites in service to 33 and provide additional capacity and improved message delivery speeds for current and future users. In addition, these satellites are equipped with AIS payloads enabling them to receive and report AIS transmissions to be used for ship tracking and other navigational activities.

In July 2008, we began transmitting AIS test data to the U.S. Coast Guard (the “USCG”). In August 2008, the USCG accepted the AIS data and elected to receive the initial post-launch maintenance and AIS data transmission services. At that time, we placed the Coast Guard demonstration satellite in service and began to recognize revenues ratably over the six year expected life of the customer relationship. On September 30, 2008, the USCG increased the initial amount of the usage for the AIS data transmission services for an additional $0.4 million. Such additional consideration will be recognized over the remaining expected life of the customer relationship.
Our two-way communications system enables our customers and end-users, which include large and established multinational businesses and government agencies, to track, monitor, control and communicate cost-effectively with fixed and mobile assets located anywhere in the world. We also provide terrestrial-based cellular communication services through re-seller agreements with major cellular wireless providers. These terrestrial-based communication services enable our customers who have higher bandwidth requirements to receive and send messages from communication devices based on terrestrial-based technologies using the cellular provider’s wireless network as well as from dual-mode devices combining our satellite subscriber communicators with devices for terrestrial-based technologies. As a result, our customers are now able to integrate into their applications a terrestrial communications device that will allow them to add messages, including data intensive messaging from the cellular provider’s wireless network.

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
Presently our unique M2M data communications system is comprised of three elements: (i) a constellation of 27 LEO satellites in multiple orbital planes between 435 and 550 miles above the Earth operating in the Very High Frequency, or VHF, radio frequency spectrum, (ii) related ground infrastructure, including 15 gateway earth stations, four regional gateway control centers and a network control center in Dulles, Virginia, through which data sent to and from satellite subscriber communicators are routed and includes a communications node for terrestrial services through which data sent to and from terrestrial units are routed and (iii) satellite subscriber communicators and cellular terrestrial units, or wireless subscriber identity modules (“SIMS”), attached to a variety of fixed and mobile assets worldwide.
Our principal products and services are satellite-based data communications services and product sales from subscriber communicators. We have also commenced terrestrial-based cellular communication services, which consist of reselling airtime using cellular providers’ wireless technology networks and product sales from cellular wireless SIMS for use with devices or equipment that enable the use of the cellular providers’ wireless networks for data communications. We provide global M2M data communications services through our satellite-based system. We focus our communications services on narrowband data applications. These data messages are typically sent by a remote subscriber communicator through our satellite system to our ground facilities for forwarding through an appropriate terrestrial communications network to the ultimate destination. In addition, the terrestrial cellular communication services we offer support higher bandwidth applications that are not typical for an ORBCOMM application. These data messages are sent by terrestrial-based subscriber communicators using wireless SIMS which are routed through the cellular providers’ wireless network to our ground facilities and forwarded to the ultimate destination in real time.
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
ORBCOMM Japan
On March 25, 2008, we received a 37% equity interest in ORBCOMM Japan, which was accounted for as an investment in affiliates at March 31, 2008. ORBCOMM Japan’s results of operations were not significant for the period from March 25, 2008 through March 31, 2008. On May 15, 2008, we received an additional 14% equity interest in Japan and, as a result, our ownership interest increased to 51%. On June 9, 2008, we entered into an agreement with the minority stockholder, which terminated its substantive participatory rights in the governance of ORBCOMM Japan and as a result, we obtained the controlling interest in ORBCOMM Japan.
We consolidated the results of ORBCOMM Japan as though the controlling interest was acquired on April 1, 2008 and therefore deducted $0.1 million of ORBCOMM Japan’s earnings for the period prior to June 9, 2008 (the date we acquired our controlling interest) in our consolidated statement of operations. See Note 3 to the condensed consolidated financial statements for further discussion.

Critical Accounting Policies
Our discussion and analysis of our results of operations, liquidity and capital resources are based on our unaudited condensed consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, costs of revenues, accounts receivable, satellite network and other equipment, capitalized development costs, intangible assets, inventory valuation, the valuation of deferred tax assets, uncertain tax positions and the fair value of securities underlying share-based payment arrangements. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from our estimates and could have a significant adverse effect on our results of operations and financial position. For a discussion of our critical accounting policies see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2007. There have been no material changes to our critical accounting policies during the three and nine months ended September 30, 2008.
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
The following table (in thousands) reconciles our net loss to EBITDA for the periods shown:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Net loss	$(1,001)	$(422)	$(2,514)	$(4,658)
Interest income	(375)	(1,600)	(1,497)	(4,218)
Interest expense	48	52	146	157
Depreciation and amortization	892	619	2,203	1,757

EBITDA	$(436)	$(1,351)	$(1,662)	$(6,962)

Three Months: EBITDA during the three months ended September 30, 2008 improved by $0.9 million over 2007 including $0.4 million from ORBCOMM Japan. This improvement was due to increases in net service revenues of $1.8 million and gross profit from product sales of $0.2 million, offset by increases in operating expenses of $0.8 million and foreign currency transactions of $0.2 million. Operating expenses increased during the three months ended September 30, 2008 primarily due to an increase in payroll costs of $0.3 million and $0.3 million in operating expenses of ORBCOMM Japan.
Nine Months: EBITDA during the nine months ended September 30, 2008 improved by $5.3 million over 2007 including $0.7 million from ORBCOMM Japan. This improvement was due to an increase in net service revenues of $4.2 million and gross profit from product sales of $0.4 million and a decrease in operating expenses of $0.9 million. Operating expenses decreased during the nine months ended September 30, 2008, due to a decrease in stock-based compensation of $1.2 million, a gain of $1.4 million primarily from the settlement of claims against ORBCOMM Japan and a $0.3 million reduction in operating expenses associated with an asset purchase option. The decreases in operating expenses were primarily offset by an increase in payroll costs of $0.7 million and $0.7 million in operating expenses of ORBCOMM Japan.

Results of Operations
Revenues
Revenues consist of service revenues and product sales. Service revenues are based upon utilization of subscriber communicators on our communications system, and the reselling of airtime from the utilization of terrestrial-based subscriber communicators SIMS on the cellular providers’ wireless networks, and services to the USCG, which includes concept validation, AIS data transmissions and post-launch maintenance. These service revenues generally consist of a one-time activation for each subscriber communicator and SIMS activated for use on our communications systems and monthly usage fees. Service revenues are also earned from providing engineering, technical and management support services to customers, and from license fees and a one time royalty by third parties for the use of our proprietary communications protocol, which enables subscriber communicators to connect to our M2M data communications system. Product sales consist of sales of subscriber communicators, other products such as subscriber communicator peripherals, and other equipment such as gateway earth stations and gateway control centers to customers. During the third quarter of 2007, we began selling SIMS (for our terrestrial-communications services) to our resellers and direct customers.
The table below presents our revenues for the three and nine months ended September 30, 2008 and 2007, together with the percentage of total revenue represented by each revenue category (in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2008		2007		2008		2007
		% of		% of		% of		% of
		Total		Total		Total		Total
Service revenues	$6,336	79.5%	$4,551	65.8%	$16,948	78.6%	$12,718	65.2%
Product sales	1,633	20.5%	2,361	34.2%	4,624	21.4%	6,782	34.8%

Total	$7,969	100.0%	$6,912	100.0%	$21,572	100.0%	$19,500	100.00%

Three Months: Total revenues for the three months ended September 30, 2008 increased by $1.1 million, or 15.3%, to $8.0 million from $6.9 million for the three months ended September 30, 2007. Total revenues for the three months ended September 30, 2008 included $1.5 million from ORBCOMM Japan.
Nine Months: Total revenues for the nine months ended September 30, 2008 increased by $2.1 million, or 10.6%, to $21.6 million from $19.5 million for the nine months ended September 30, 2007. Total revenues for the nine months ended September 30, 2008 included $2.9 million from ORBCOMM Japan.
Service revenues
Three Months: Service revenues increased $1.8 million for the three months ended September 30, 2008, or 39.2%, to $6.3 million, or approximately 79.5% of total revenues, from $4.6 million, or approximately 65.8% of total revenues for the three months ended September 30, 2007.
Nine Months: Service revenues increased $4.2 million for the nine months ended September 30, 2008, or 33.3%, to $16.9 million, or approximately 78.6% of total revenues, from $12.7 million, or approximately 65.2% of total revenues for the nine months ended September 30, 2007.
The increase in service revenues for the three and nine months ended September 30, 2008 over the corresponding 2007 periods were primarily due to an increase in the number of billable subscriber communicators activated on our communications system, incremental service revenue margin provided by ORBCOMM Japan for the three and nine months ended September 30, 2008 of $0.3 million and $0.6 million, respectively and $0.2 million of revenues from the Coast Guard agreement. As of September 30, 2008, there were approximately 442,000 billable subscriber communicators on the ORBCOMM System compared to approximately 318,000 billable subscriber communicators as of September 30, 2007, an increase of approximately 39.0%. Service revenue growth can be impacted by the customary lag between subscriber communicator activations and recognition of service revenue from these units. In addition, this customary lag has been increased by the slowdown in deployments of activated units to end users by GE.
Product sales
Three Months: Revenue from product sales decreased $0.7 million for the three months ended September 30, 2008 or 30.8%, to $1.6 million, including $1.2 million from ORBCOMM Japan, or approximately 20.5% of total revenues, from $2.4 million, or approximately 34.2% of total revenues for the three months ended September 30, 2007.
Nine Months: Revenue from product sales decreased $2.2 million for the nine months ended September 30, 2008 or 31.8%, to $4.6 million, including $2.3 million from ORBCOMM Japan, or approximately 21.4% of total revenues, from $6.8 million, or approximately 34.8% of total revenues for the nine months ended September 30, 2007.
The decrease in revenues for the three and nine months ended September 30, 2008 over the corresponding 2007 periods were due to lower sales reflecting no sales to GE in the quarters ended June 30, 2008 and September 30, 2008. We expect this trend to continue through the remainder of 2008 due to lower demand for subscriber communicators by VARs in the transportation sector, primarily GE, which is in default under its subscriber communicator supply agreement with our Stellar subsidiary. See Part II, Item 5, “Other Information” in this Form 10-Q for a further discussion.

Costs of services
Costs of services include the expenses associated with our network engineers, the repair and maintenance of our ground infrastructure, the depreciation associated with our communications system and the amortization of licenses acquired.
Three Months: Costs of services increased by $0.6 million, or 31.9%, to $2.6 million for the three months ended September 30, 2008 from $2.0 million during the three months ended September 30, 2007. As a percentage of service revenues, cost of services were 41.4% of service revenues for the three months ended September 30, 2008 compared to 43.7% for the three months ended September 30, 2007.
Nine Months: Costs of services increased by $0.5 million or 7.6% to $6.8 million for the nine months ended September 30, 2008 from $6.3 million during the nine months ended September 30, 2007. As a percentage of service revenues, cost of services were 40.0% of service revenues for the nine months ended September 30, 2008 compared to 49.6% for the nine months ended September 30, 2007.
The increase in costs of services for the three and nine months ended September 30, 2008 over the corresponding 2007 periods were primarily due to costs related to our terrestrial-based cellular communication services which commenced in the third quarter of 2007 and an increase in depreciation expense of $0.3 million primarily related to the Coast Guard demonstration satellite.
We expect that costs of services will increase in future periods due to depreciation expense associated with the recently launched five quick-launch satellites once they are placed in service.
Costs of product sales
Costs of product sales include the cost of subscriber communicators and SIMS and related peripheral equipment, as well as the operational costs to fulfill customer orders, including costs for employees.
Three Months: Costs of product sales decreased for the three months ended September 30, 2008 by $0.9 million, or 36.4%, to $1.6 million, which included $0.8 million from ORBCOMM Japan, from $2.4 million for the three months ended September 30, 2007. Product cost represented 71.4% of the cost of product sales for the three months ended September 30, 2008, which decreased by $1.0 million, or 46.5%, to $1.1 million for the three months ended September 30, 2008 from $2.1 million for the three months ended September 30, 2007. We had a gross profit from product sales (revenues from product sales minus costs of product sales including distribution costs) of $0.1 million, including $0.4 million of gross profit from ORBCOMM Japan for the three months ended September 30, 2008 compared to a gross loss from product sales of $0.1 million for the three months ended September 30, 2007.
Nine Months: Costs of product sales decreased for the nine months ended September 30, 2008 by $2.5 million, or 35.8%, to $4.6 million, which included $1.5 million from ORBCOMM Japan, from $7.1 million for the nine months ended September 30, 2007. Product cost represented 69.2% of the cost of product sales for the nine months ended September 30, 2008, which decreased by $2.8 million, or 46.9%, to $3.1 million for the nine months ended September 30, 2008 from $5.9 million for the nine months ended September 30, 2007. Excluding a cost reduction of $0.2 million from the gateway earth station sold in 2007, we had a gross loss from product sales (revenues from product sales minus costs of product sales including distribution costs) of $0.1 million including $0.8 million of gross profit from ORBCOMM Japan in 2008 for the nine months ended September 30, 2008 compared to a gross loss from product sales of $0.3 million for the nine months ended September 30, 2007.
Excluding the gross profit from product sales from ORBCOMM Japan and a cost reduction of the gateway earth station sold in 2007, the gross loss from product sales for the three and nine months ended September 30, 2008 was related to lower revenues from subscriber communicator sales which were not sufficient to cover costs associated with distribution, fulfillment and customer service costs associated with completing customer orders.
Selling, general and administrative expenses
Selling, general and administrative expenses relate primarily to compensation and associated expenses for employees in general management, sales and marketing, and finance, litigation expenses and regulatory matters.
Three Months: Selling, general and administrative expenses increased $0.4 million, or 8.2%, to $4.6 million for the three months ended September 30, 2008 from $4.2 million for the three months ended September 30, 2007. The increase is primarily due to a $0.3 million increase in employee costs, resulting from increases in stock-based compensation of $0.1 million and payroll costs of $0.2 million.
Nine Months: Selling, general and administrative expenses increased $0.2 million, or 1.2%, to $14.2 million for the nine months ended September 30, 2008 from $14.0 million for the nine months ended September 30, 2007. The increase is primarily due to a $0.1 million increase in employee costs, resulting from an increase in payroll costs of $0.9 million, offset by a decrease in stock-based compensation of $0.8 million.

Product development expenses
Product development expenses consist primarily of the expenses associated with the staff of our engineering development team, along with the cost of third parties that are contracted for specific development projects.
Three Months: Product development expenses were $0.2 million for the three months ended September 30, 2008 and 2007.
Nine Months: Product development expenses for the nine months ended September 30, 2008 and 2007 were $0.7 million and $0.8 million, respectively, decreasing 19.7% in the current year period over the same period in the prior year.
Product development expenses decreased primarily relating to timing of product development activities.
Gain on customer claims settlements
In June 2008 and September 2008, we recognized $0.1 million gains on a settlement of a claim against a VAR upon receipt of the settlement proceeds.
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
On May 15, 2008, we received 616 newly issued shares of common stock from ORBCOMM Japan representing an additional 14% equity interest and recognized a gain of $0.2 million during the nine months ended September 30, 2008.
Other income (expense)
Other income is comprised primarily of interest income from our investments, foreign exchange gains and losses and interest expense.
Three Months: Other income was $0.1 million for the three months ended September 30, 2008 compared to $1.6 million for the three months ended September 30, 2007.
Nine Months: Other income was $1.1 million for the nine months September 30, 2008 compared to $4.1 million for the nine months ended September 30, 2007.
The decrease in other income (expense) for the three and nine months ended September 30, 2008 was primarily due to lower interest rates from investing in low risk and low interest rate U.S. Treasury securities in 2008 compared to higher interest rates from investing in investment grade floating rate redeemable municipal debt securities in 2007 and losses from foreign currency transactions.
Pre-control earnings in subsidiary and minority interest
Pre-control earnings in subsidiary and minority interest relates to earnings that are attributable to the other shareholder of ORBCOMM Japan. Pre-control earnings in subsidiary are comprised of earnings prior to the change in control, and minority interest is comprised of earnings after the change in control, not attributable to us.
For the nine months ended September 30, 2008 the pre-control earnings in ORBCOMM Japan was $0.1 million. For the three and nine months ended September 30, 2008 minority interest was $0.2 million.
Net losses
Three Months: As a result of the items described above, we had a net loss of $1.0 million for the three months ended September 30, 2008 compared to a net loss of $0.4 million for the three months ended September 30, 2007, an increase of $0.6 million, or 137.2%.
Nine Months: As a result of the items described above, our net loss narrowed to $2.5 million for the nine months ended September 30, 2008, compared to a net loss of $4.7 million for the nine months ended September 30, 2007, decreasing by $2.1 million, an improvement of 46.0%.

Liquidity and Capital Resources
Overview
Our liquidity requirements arise from our working capital needs and to fund capital expenditures to support our current operations, and facilitate growth and expansion. Since our inception, we have financed our operations from sales of our common stock through public offerings and private placements of debt, convertible redeemable preferred stock, membership interests and common stock. We have incurred losses from operations since inception, including a net loss of $2.5 million for the nine months ended September 30, 2008 and as of September 30, 2008 we have an accumulated deficit of approximately $65.9 million. As of September 30, 2008, our primary source of liquidity consisted of cash and cash equivalents including U.S. Treasury securities totaling $88.5 million.
Operating activities
Cash provided by our operating activities for the nine months ended September 30, 2008 was $4.6 million resulting from a net loss of $2.5 million, offset by adjustments for non-cash items of $4.3 million and $2.8 million of cash generated from working capital. Adjustments for non-cash items primarily consisted of $2.2 million for depreciation and amortization and $2.7 million for stock-based compensation, offset by $0.9 million non-cash gains primarily related to obtaining our 51% interest in ORBCOMM Japan and a $0.3 million reduction of expenses due to expiration of an asset purchase option. Working capital activities primarily consisted of net sources of cash of $2.5 million for a decrease to accounts receivable primarily related to timing of collections and a $0.9 million increase in deferred revenue primarily related to an increase in pre-payments of service revenues by OEMs.
Cash provided by our operating activities for the nine months ended September 30, 2007 was $2.8 million resulting from adjustments for non-cash items of $5.9 million and $1.5 million of cash generated from working capital, offset by a net loss of $4.6 million. Adjustments for non-cash items primarily consisted of $1.8 million for depreciation and amortization and $3.9 million for stock-based compensation. Working capital activities primarily consisted of a net source of cash of $0.3 million for a decrease to accounts receivable due to timing of collections, a source of cash from an increase of $0.5 million in accounts payable and accrued liabilities primarily related to professional fees and a source of cash from an increase of $0.3 million in deferred revenues primarily related to billings we rendered in connection with our Coast Guard demonstration satellite.
Investing activities
Cash used in our investing activities for the nine months ended September 30, 2008 was $32.1 million, resulting from capital expenditures of $26.7 million and an increase of $5.7 million to restricted cash as collateral for a performance bond in connection with obtaining FCC authorization to construct, launch and operate an additional twenty-four next-generation satellites and the Orbital Sciences procurement agreement for the quick-launch satellites. Capital expenditures included $24.4 million for the Coast Guard demonstration satellite, quick-launch and next-generation satellites and $2.3 million of improvements to our internal infrastructure and ground segment.
Cash provided by our investing activities for the nine months ended September 30, 2007 was $14.3 million resulting from sales of marketable securities of $88.0 million offset by capital expenditures of $15.4 million and purchases of marketable securities consisting of investment grade floating rate redeemable municipal debt securities totaling $58.3 million. Capital expenditures included $12.8 million for the Concept Validation Project, quick-launch and next-generation satellites and $1.5 million of improvements to our internal infrastructure and ground segment.
Financing activities
Cash provided by our financing activities for the nine months ended September 30, 2008 was $0.3 million resulting primarily from proceeds received from the issuance of an aggregate of 119,062 shares of common stock upon the exercise of warrants and stock options to purchase common stock at per share exercise prices ranging from $2.33 to $4.26.
Cash provided by our financing activities for the nine months ended September 30, 2007 was $31.6 million resulting primarily from $31.8 million in net proceeds received from our secondary public offering of common stock, after deducting underwriter’s discounts and commissions and offering costs.
Future Liquidity and Capital Resource Requirements
We expect cash flows from operating activities, along with our existing cash and cash equivalents will be sufficient to provide working capital and fund capital expenditures, which primarily includes milestone payments under the procurement agreement for the next-generation satellites for at least the next 12 months. For the remainder of 2008, we expect to incur approximately $17.6 million of capital expenditures primarily for our next-generation satellites.
Contractual Obligations
Other than with respect to the contractual obligation discussed below there have been no material changes in our contractual obligations as of September 30, 2008, as previously disclosed in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2007.
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
On August 29, 2008, we entered into an agreement with Delphi Automotive Systems LLC to purchase approximately $4.8 million of a future model of a subscriber communicator over a two-year period beginning once the subscriber communicator model is commercially available.
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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”). FAS 161 requires expanded qualitative, quantitative and credit-risk disclosures of derivative instruments and hedging activities. These disclosures include more detailed information about gains and losses, location of derivative instruments in financial statements, and credit-risk-related contingent features in derivative instruments. SFAS 161 also clarifies that derivative instruments are subject to concentration of credit risk disclosures under SFAS No. 107, Disclosure About Fair Value of Financial Instruments , SFAS 161, which applies only to disclosures, is effective for us on January 1, 2009. We do not currently engage in any derivative transactions, and we do not anticipate SFAS 161 will have a significant on our consolidated financial statements.
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement shall be effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles . We are currently evaluating the potential impact that the adoption of SFAS No. 162 may have on our consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risks
Other than with respect to the impact of foreign currency rates, discussed below, there has been no material changes in our assessment of our sensitivity to market risk as of September 30, 2008, as previously disclosed in Part II, Item 7A “Quantitative and Qualitative Disclosures about Market Risks” in our Annual Report on Form 10-K for the year ended December 31, 2007.

Impact of Foreign Currency Rates

Certain liabilities in one of our foreign subsidiaries are denominated in U.S. dollars. Foreign currency transactions gains and losses, arising from the remeasurement of these liabilities, are included in our consolidated statements of operations. As a result, we are exposed to foreign exchange risk.

Concentration of credit risk
During the three months ended September 30, 2008 and 2007, revenues from GE, comprised 17.3% and 44.0% of revenues, respectively. During the nine months ended September 30, 2008 and 2007, revenues from GE comprised 19.5% and 44.4% of revenues, respectively.
For the three months and nine months ended September 30, 2008, revenues from Hitachi comprised 15.3% and 12.7% of revenues, respectively. For the three and nine months ended September 30, 2007, revenues from Hitachi comprised less than 10% of revenues.
Item 4. Disclosure Controls and Procedures
Evaluation of the Company’s disclosure controls and procedures. The Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2008. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2008.
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
Item 1A. Risk Factors
Other than with respect to the risk factor discussed below, there have been no material changes in the risk factors as of September 30, 2008, as previously disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007.

A global recession and continued worldwide credit and capital constraints could adversely affect us.

Recent global economic conditions, including concerns about a potential global recession, tightening of credit and capital markets and failures or material business deteriorations of financial institutions and other entities, have resulted in unprecedented government intervention in the U.S., Europe and other regions of the world. In addition, the current market turmoil and tightening of credit have led to lack of customer confidence, increased market volatility and a reduction of generall business activity. If these conditions continue or worsen, risks to us include:

•	potential declines in revenues, profitability and cash flow due to reduced orders for our products and services, payment delays or other factors caused by economic challenges faced by our customers, end-users and prospective customers and end-users;

•	potential adverse impacts on our ability and our customers’ and vendors’ ability to access credit and capital sources; and

•	potential reprioritization by our customers, end-users and prospective customers and end-users of resources away from investments in capital improvements, equipment, vehicles or vessels which use our products and services including in the transportation market among other markets which use our products and services.

Any such impacts could have a material adverse effect on our business, financial condition, operating results and cash flow.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Use of Proceeds from Initial Public Offering
On November 2, 2006, the SEC declared effective our Registration Statement on Form S-1 (Registration No. 333-134088), relating to our initial public offering. After deducting underwriters’ discounts and commissions and other offering costs, our net proceeds were approximately $68.3 million. We intend to use the remaining net proceeds from our initial public offering to provide working capital and fund capital expenditures, primarily related to the deployment of additional satellites, which will be comprised of our quick-launch and next-generation satellites. As of September 30, 2008, we have used $45.5 million for such purposes. Pending such uses, we are investing the net proceeds in short-term interest bearing cash equivalents.
Exercise of Warrants
During the nine months ended September 30, 2008, we issued 99,434 shares of common stock upon the exercise of warrants at per share exercise prices ranging from $2.33 to $4.26. We received gross proceeds of $0.2 million from the exercise of these warrants. In addition, we issued 45,848 shares of common stock upon the cash less exercise of warrants to purchase 82,282 common shares with per share exercise prices ranging from $2.33 to $4.26.
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
AI purchased 72% and 8% of its minimum non-cancelable volume for 2007 and for the nine months ended September 30, 2008, respectively, under the 2006 Agreement and, as a result, AI is in default under the terms of the 2006 Agreement. We are currently in discussions with AI to amend the 2006 Agreement. However, there can be no assurance as to whether or when a mutually satisfactory amendment will be agreed to by the parties. In the event that we and AI are unable to reach a mutually satisfactory resolution regarding the 2006 Agreement, we may pursue remedies available to us.
Item 6. Exhibits

10.1	Amendment of Solicitation/Modification of Contract dated August 28, 2008 amending the Validation Services Agreement dated as of May 20, 2004 between the Company and the U.S. Coast Guard.

10.2	Amendment of Solicitation/Modification of Contract dated September 30, 2008 amending the Validation Services Agreement dated as of May 20, 2004 between the Company and the U.S. Coast Guard.

10.3	Amendment of Solicitation/Modification of Contract dated September 30, 2008 amending the Validation Services Agreement dated as of May 20, 2004 between the Company and the U.S. Coast Guard.

*10.4	Amendment Number Two to Cooperation Agreement dated as of November 3, 2008 by and among the Company, Stellar Satellite Communications Ltd. and the Delphi Electronics & Safety Division of Delphi Incorporated.

*10.5	Pricing Agreement dated as of September 8, 2008 by and between Stellar Satellite Communications Ltd. and Delphi Automotive Systems, LLC, acting through its Delphi Electronics & Safety Division.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a).

32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) and 18 U.S.C. Section 1350.

*	Portions of this exhibit have been omitted and filed separately with the Office of the Secretary of the Securities and Exchange Commission pursuant to a confidential treatment request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORBCOMM Inc. (Registrant)
Date: November 10, 2008	/s/ Marc J. Eisenberg
Marc J. Eisenberg,
Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2008	/s/ Robert G. Costantini
Robert G. Costantini,
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
No.	Description

10.1	Amendment of Solicitation/Modification of Contract dated August 28, 2008 amending the Validation Services Agreement dated as of May 12, 2004 by and between the Company and the U.S. Coast Guard.

10.2	Amendment of Solicitation/Modification of Contract dated September 30, 2008 amending the Validation Services Agreement dated as of May 20, 2004 between the Company and the U.S. Coast Guard.

10.3	Amendment of Solicitation/Modification of Contract dated September 30, 2008 amending the Validation Services Agreement dated as of May 20, 2004 between the Company and the U.S. Coast Guard.

*10.4	Amendment Number Two to Cooperation Agreement dated as of November 3, 2008 by and among the Company, Stellar Satellite Communications Ltd. and the Delphi Electronics & Safety Division of Delphi Incorporated.

*10.5	Pricing Agreement dated as of September 8, 2008 by and between Stellar Satellite Communications Ltd. and Delphi Automotive Systems, LLC, acting through its Delphi Electronics & Safety Division.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a).

32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) and 18 U.S.C. Section 1350.

*	Portions of this exhibit have been omitted and filed separately with the Office of the Secretary of the Securities and Exchange Commission pursuant to a confidential treatment request.