Form 10-K
period 2008-12-31
ORBCOMM Inc.
filed 2009-03-16
CIK 1361983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐     No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (based on the closing price reported on the Nasdaq Global Market on June 30, 2008) was $197,968,211.

Shares held by all executive officers and directors of the registrant have been excluded from the foregoing calculation because such persons may be deemed to be affiliates of the registrant.

The number of shares of the registrant’s common stock outstanding as of March 9, 2009 was 42,313,397.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2009 Annual Meeting of Stockholders, which is expected to be filed within 120 days after December 31, 2008, is incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

Forward- Looking Statements

Certain statements discussed in Part I, Item 1. “Business”, Part I, Item 3. “Legal Proceedings”, Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally relate to our plans, objectives and expectations for future events and include statements about our expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. Such forward-looking statements, including those concerning the Company’s expectations, are subject to known and unknown risks and uncertainties, which could cause actual results to differ materially from the results, projected, expected or implied by the forward-looking statements, some of which are beyond the Company’s control, that may cause the Company’s actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include but are not limited to: the impact of global recession and continued worldwide credit and capital constraints; substantial losses we have incurred and expect to continue to incur; demand for and market acceptance of our products and services and the applications developed by our resellers; loss or decline or slowdown in the growth in business from the Asset Intelligence division of General Electric Company (“GE” or “General Electric” or “AI”), other value-added resellers or VARs and international value-added resellers or IVARs; loss or decline or slowdown in growth in business of any of the specific industry sectors the Company serves, such as transportation, heavy equipment, fixed assets and maritime; litigation proceedings; technological changes, pricing pressures and other competitive factors; the inability of our international resellers to develop markets outside the United States; market acceptance and success of our Automatic Identification System (“AIS”) business; the in-orbit satellite failure of the Coast Guard demonstration or the quick-launch satellites; satellite launch and construction delays and cost overruns and in-orbit satellite failures or reduced performance; the failure of our system or reductions in levels of service due to technological malfunctions or deficiencies or other events; our inability to renew or expand our satellite constellation; political, legal regulatory, government administrative and economic conditions and developments in the United States and other countries and territories in which we operate; and changes in our business strategy. In addition, specific consideration should be given to various factors described in Part  I, Item 1A. “Risk Factors” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and elsewhere in this Annual Report on Form 10-K. The Company undertakes no obligation to publicly revise any forward-looking statements or cautionary factors, except as required by law.

PART I

Item 1.	Business

Overview

We operate a global commercial wireless messaging system optimized for narrowband communications. Our system consists of a global network of 27 low-Earth orbit, or LEO, satellites and accompanying ground infrastructure. Our two-way communications system enables our customers and end-users, which include large and established multinational businesses and government agencies, to track, monitor, control and communicate cost-effectively with fixed and mobile assets located anywhere in the world. In 2007, we began providing terrestrial-based cellular communication services through reseller agreements with major cellular wireless providers. These services commenced in the third quarter of 2007. These terrestrial-based communication services enable our customers who have higher bandwidth requirements to receive and send messages from communication devices based on terrestrial-based technologies using the cellular providers wireless networks as well as from dual-mode devices combining our satellite subscriber communicators with devices for terrestrial-based technologies. As a result, our customers are now able to integrate into their applications a terrestrial communications device that will allow them to add messages, including data intensive messaging from the cellular providers’ wireless networks.

Our products and services enable our customers and end-users to enhance productivity, reduce costs and improve security through a variety of commercial, government, and emerging homeland security applications. We enable our customers and end-users to achieve these benefits using a single global satellite technology standard for machine-to-machine and telematic, or M2M, data communications. Our customers have made significant investments in developing ORBCOMM-based applications. Examples of assets that are connected through our M2M data communications system include trucks, trailers, railcars, containers, heavy equipment, fluid tanks, utility meters, pipeline monitoring equipment, marine vessels, and oil wells. Our customers include original equipment manufacturers, or OEMs, such as Caterpillar Inc., (“Caterpillar”), Hitachi Construction Machinery Co., Ltd. (“Hitachi”) Komatsu Ltd., and Volvo Construction Equipment (“Volvo”), IVARs, such as GE, VARs, such as XATA Corporation and American Innovations, Ltd., and government agencies, such as the U.S. Coast Guard.

Through our M2M data communications system, our customers and end-users can send and receive information to and from any place in the world using low-cost subscriber communicators and paying airtime costs that we believe are the lowest in the industry for global connectivity. Our customers can also use cellular terrestrial units, or wireless subscriber identity modules (“SIMS”), for use with devices or equipment that enable the use of a cellular provider’s wireless network, singularly or in conjunction with satellite services, to send and receive information from these devices. We believe that there is no other satellite or terrestrial network currently in operation that can offer global two-way wireless narrowband data service including coverage at comparable cost using a single technology standard worldwide, that also provides a parallel terrestrial network for data intensive applications. We are currently authorized, either directly or indirectly, to provide our communications services in over 90 countries and territories in North America, Europe, South America, Asia, Africa and Australia.

Presently our unique M2M data communications system is comprised of three elements: (i) a constellation of 27 LEO satellites in multiple orbital planes between 435 and 550 miles above the Earth operating in the Very High Frequency, or VHF, radio frequency spectrum, (ii) a network of related ground infrastructure, including 15 gateway earth stations, four regional gateway control centers and a network control center in Dulles, Virginia, through which data sent to and from satellite subscriber communicators are routed and includes a communications node for terrestrial services through which data sent to and from terrestrial units are routed and (iii) a combination of satellite subscriber communicators and SIMS attached to a variety of fixed and mobile assets worldwide. See “The ORBCOMM Communications System”.

As of December 31, 2008, we had approximately 460,000 billable subscriber communicators activated on our communications system compared to approximately 351,000 billable subscriber communicators as of December 31, 2007, an increase of approximately 31.0%.

On June 19, 2008, the Coast Guard demonstration satellite and five of our six quick-launch satellites were successfully launched. Due to delays associated with the construction of the final quick-launch satellite, we are retaining it for future deployment. Each of the satellites successfully were separated from the launch vehicle in the proper orbit and is undergoing in-orbit testing and final positioning. In February 2009, one quick-launch satellite experienced a power system anomaly that subsequently resulted in a loss of contact with the satellite. We believe it is unlikely that the satellite will be recovered and accordingly, we will record a non-cash impairment charge to write-off the cost of the satellite of approximately $7.0 million in our condensed consolidated financial statements for the quarter ending March 31, 2009. See “— ORBCOMM Communications System under System Status — Satellite Replenishment” for a status of these satellites.

The remaining satellites will be positioned to augment our existing constellation, which, upon and to the extent of successful completion of in-orbit testing, would increase our satellites in service up to 32 and provide additional capacity and improved message delivery speeds for current and future users. In addition, these satellites are equipped with AIS payloads enabling them to receive and report AIS transmissions to be used for ship tracking and other navigational activities.

In August 2008, the U.S. Coast Guard accepted the AIS data and elected to receive the post-launch maintenance. At that time, we placed the Coast Guard demonstration satellite in service and began to recognize service revenues ratably over the six year expected life of the customer relationship. See “— Overview — Key Strategic Relationships under Coast Guard”.

Our Business Strengths and Competitive Advantage

We believe that our focus on M2M data communications is unique in our industry and will enable us to achieve significant growth. We believe no other satellite or terrestrial network currently in operation offers users global two-way wireless narrowband data communications using a single global technology standard anywhere in the world at costs comparable to ours. This provides us with a number of competitive advantages that we believe will help promote our success, including the following:

•	Established global satellite network and proven technology. We believe our global satellite network and technology enable us to offer superior products and services to the end-users of our communications system in terms of comprehensive coverage, reliability and compatibility. Our global satellite network provides worldwide coverage, including in international waters, allowing end-users to access our communications system in areas outside the coverage of terrestrial networks, such as cellular, paging, and other wireless networks. Our proven technology offers full two-way M2M data communication (with acknowledgement of message receipt) with minimal line-of-sight limitations and no performance issues during adverse weather conditions, which distinguishes us from other satellite communications systems. Our primary satellite orbital planes contain five to eight satellites each providing built-in system redundancies in the event of a single satellite malfunction. In addition, our satellite system uses a single global technology standard and eliminates the need for multiple network agreements and versions of hardware and software.

•	Low cost structure. We have a significant cost advantage over any potential new LEO satellite system competitor with respect to our current satellite constellation, because we acquired the majority of our current network assets from ORBCOMM Global L.P., referred to as the Predecessor Company, and its subsidiaries out of bankruptcy for a fraction of their original cost. In addition, because our LEO satellites are relatively small and deployed into low-Earth orbit, the constellation is less expensive and easier to launch and maintain than larger LEO satellites and large geostationary satellites. We believe that we have less complex and less costly ground infrastructure and subscriber communication equipment than other satellite communications providers. Our low cost satellite system architecture enables us to provide global two-way wireless narrowband data communication services to end-users at prices that we believe are the lowest in the industry for global connectivity.

•	Sole commercial satellite operator licensed in the VHF spectrum. We are the sole commercial satellite operator licensed to operate in the 137-150 MHz VHF spectrum by the FCC or, to our knowledge, any other national spectrum or radio-telecommunications regulatory agency in the world. The spectrum that we use was allocated globally by the International Telecommunication Union, or ITU, for use by satellite fleets such as ours to provide mobile data communications service. We are currently authorized, either directly or indirectly, to provide our data communications service in over 90 countries and territories in North America, Europe, South America, Asia, Africa, and Australia. VHF spectrum has inherent advantages for M2M data communications over systems using shorter wavelength signals. The VHF signals used to communicate between our satellites and subscriber communicators are not affected by weather and are less dependent on line-of-sight access to our satellites than other satellite communications systems. In addition, our longer wavelength signals enable our satellites to communicate reliably over longer distances at lower power levels. Higher power requirements of commercial satellite systems in other spectrum bands are a significant factor in their higher cost and technical complexity.

•	Significant market lead over satellite-based competitors. We believe that we have a significant market lead in providing M2M data communications services that meet the coverage and cost requirements in the rapidly developing asset management and supply chain markets. The process required to establish a new competing satellite-based system with the advantages of a VHF system includes obtaining regulatory permits to launch and operate satellites and to provide communications services, and the design, development, construction and launch of a communications system. We believe that a minimum of five years and significant investments in time and resources would be required for another satellite-based M2M data communications service provider to develop the capability to offer comparable services. Our VARs and IVARs have made significant investments in developing ORBCOMM-based applications. These applications often require substantial time and financial investment to develop for commercial use.

•	Key distribution and OEM customer relationships. Our strategic relationships with key distributors and OEMs have enabled us to streamline our sales and distribution channels and shift much of the risk and cost of developing and marketing applications to others. We have established strategic relationships with key service providers, such as GE Equipment Services, the world’s largest lessor of trailers, containers and railcars, and XATA Corporation, a leading provider of tracking solutions for the trucking industry, including to Penske Corporation, the leading truck leasing company in the United States, and major OEMs, such as Caterpillar, Hitachi, Komatsu, and Volvo. We believe our close relationships with these distributors and OEMs allows us to work closely with them at all stages of application development, from planning and design through implementation of our M2M data communications services, and to benefit from their industry-specific expertise. By fostering these strong relationships with distributors and OEMs, we believe that once we have become so integrated into our customer’s planning, development, and implementation process, and their equipment, we anticipate it will be more difficult to displace us or our communication services. In addition, the fixed and mobile assets which are tracked, monitored, controlled, and communicated with by these customers generally have long useful lives and the cost of replacing our communications equipment with an alternative service provider’s equipment could be prohibitive for a large numbers of assets.

•	Reliable, low cost subscriber communicators. There are multiple manufacturers that build subscriber communicators for our network, including our subsidiary Stellar Satellite Communications, Ltd. (“Stellar”) and independent third party manufacturers such as Quake Global, Inc (“Quake”), Mobile Applitech, Inc, (“Mobile Applitech”) and Wavecom S.A. (“Wavecom”). Through Stellar we have an arrangement with Delphi Corporation that provides us with industrial-scale manufacturing capability for the supply of low cost, reliable, ISO-9001 certified, automotive grade subscriber communicators. As a result of these manufacturing relationships, technological advances and higher volumes, we have significantly reduced the selling price of our subscriber communicators from approximately $280 per unit in 2003 to below $100 per unit in volume in 2008. In addition, the cost of communications components necessary for our subscriber communicators to operate in the VHF band is relatively low as they are based on readily available FM radio components. Dual-mode devices are being built by several manufacturers that combine other communication technologies with satellite technology and will be offered to the market at what we believe will be industry low prices.

Our Strategy

Our strategy is to leverage our business strengths and key competitive advantages to increase the number of subscriber communicators activated on our M2M data communications system, both in existing and new markets. We are focused on increasing our market share of customers with the potential for a high number of connections with lower usage applications. We believe that the service revenue associated with each additional subscriber communicator activated on our communications system will more than offset the low incremental cost of adding such subscriber communicator to our system and, as a result, positively impact our results of operations. We plan to continue to target multinational companies and government agencies to increase substantially our penetration of what we believe is a significant and growing addressable market. Additionally, we seek to leverage our new business in AIS services. To achieve our objectives, we are pursuing the following business strategies:

•	Expand our low cost, multi-channel marketing and distribution network of resellers. We intend to increase further the number of resellers that develop, market and implement their applications together with our communications services and subscriber communicators to end-users. We are also focused on increasing the number of OEM and distributor relationships with leading companies that own, manage, or operate fixed or mobile assets. We are seeking to recruit resellers with industry knowledge to develop applications that could be used for industries or markets that we do not currently serve. Resellers invest their own capital developing applications compatible with our system, and they typically act as their own agents and systems integrators when marketing these applications to end-users, without the need for significant investment by us. As a result, we have established a low cost marketing and distribution model that is both easily scalable by adding additional resellers or large-scale asset deployers, and allows us to penetrate markets without incurring substantial research and development costs or sales and marketing costs.

•	Expand our international markets. Our international growth strategy is to open new markets outside the United States by obtaining regulatory authorizations and developing markets for our M2M data communications services to be sold in regions where the market opportunity for our OEM customers and resellers is greatest. We are currently authorized to provide our data communications services in over 90 countries and territories in North America, Europe, South America, Asia, Africa, and Australia, directly or indirectly through seven international licensees and 14 country representatives. We are currently working with IVARs who, generally, subject to certain regulatory restrictions, have the right to market and sell their applications anywhere our communications services are offered. We seek to enter into agreements with strong distributors in each region. Our regional distributors, which include country representatives and international licensees, obtain the necessary regulatory authorizations and develop local markets directly or by recruiting local VARs. In some international markets where distribution channels are in the early stages of development, we seek to bring together VARs who have developed well-tested applications with local distributors to create localized solutions and accelerate the adoption of our M2M data communications services. In addition, we have made efforts to strengthen the financial positions of certain of our regional distributors, including several, such as ORBCOMM Europe LLC and ORBCOMM Japan, who were former licensees of the predecessor company left weakened by its bankruptcy, through restructuring transactions whereby we obtained greater operating control over such regional distributors. We believe that by strengthening the financial condition of, and our operating control over, these established regional distributors, they will be better positioned to promote and distribute our products and services and enable us to achieve our market potential in the relevant regions.

•	Further reduce subscriber communicator costs and improve functionality of communicators. We are working with our subscriber communicator manufacturers to further reduce the cost of our subscriber communicators, as well as to develop technological advances, including further reductions in size, improvements in power management efficiency, increased reliability, and enhanced capabilities. Our ability to offer our customers less expensive subscriber communicators that are smaller, more efficient and more reliable is key to our ability to provide a complete low cost solution to our customers and end-users. Additionally, some suppliers have been developing a dual-mode modem that will allow customers to integrate both a satellite and terrestrial communication component into a single device.

•	Reduce network latency. Following the in-service date of our quick-launch satellites and the launch of our next-generation satellites, we expect to reduce the time lags in delivering messages and data, or network latency, in most regions of the world. We believe this will improve the quality and coverage of our system and enable us to increase our customer base.

•	Introduce new features and services. We will continue to develop and introduce new features and services to expand our customer base and increase our revenues. For example, as a result of providing terrestrial-based cellular communication services, our customers are now able to integrate in their applications a terrestrial communications device that will allow them to add messages, including data intensive messaging from combined satellite and cellular technologies. We have upgraded the technology capabilities of our network operations center to deliver both satellite and terrestrial messages through our ground infrastructure to the ultimate destination. In addition, we have recently developed a broadcast capability that allows large numbers of subscriber communicators to receive a single message simultaneously. This represents an efficient delivery mechanism to address large populations of subscribers with a single message, such as weather data broadcasts, widespread alert notifications and demand response applications for electric utilities. We believe that subscriber communicator technology advances, such as dual-mode devices, will broaden our addressable market by providing attractive combinations of bandwidth and coverage at a reasonable price. Dual-mode devices combine a satellite subscriber communicator with a cellular network subscriber communicator for higher bandwidth applications not typical of ORBCOMM’s applications. Dual-mode devices can also be used as a back channel service for terrestrial or satellite-based broadcast-only networks.

•	Expand AIS services. In June 2008, we launched satellites equipped with AIS capability, to augment our existing commercial constellation. AIS is a shipboard broadcast system that transmits a vessel’s identification and position to aid navigation and improve maritime safety. Current terrestrial-based AIS systems provide only limited shore-based coverage and are not able to provide global open ocean coverage. Using our communications system, customers will have access to AIS data well beyond coastal regions in a cost effective and timely fashion. We currently have a contract to provide AIS data to the U.S. Coast Guard and plan to offer the AIS data service to other government and commercial customers. Further, we will be working with system integrators and maritime information service providers for value-added service and to facilitate the sales and distribution of our AIS data. In January 2009, we entered into our first AIS data license distribution agreement for commercial purposes with Lloyd’s Register-Fairplay Ltd. We will continue to work with additional candidates to address the various market sectors for AIS data. We believe we are the only commercially available satellite-based AIS data provider reaching beyond coastal access into the open water.

•	Provide comprehensive technical support, customer service and quality control. We have allocated additional resources to provide customer support for training, integration and testing in order to assist our VARs and other distributors in the roll-out of their applications and to enhance end-user acquisition and retention. We provide our VAR and OEM customers with access to customer support technicians. We also deploy our technicians to our VAR and OEM customers to facilitate the integration of our M2M data communications system with their applications during the planning, development and implementation processes and to certify that these applications are compatible with our system. Our support personnel include professionals with application development, in-house laboratory, and hardware design and testing capabilities.

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

Truck and trailer fleet owners and operators, as well as truck and trailer OEMs, are increasingly integrating M2M data communications systems into their trucks and trailers. As trucks and trailer tracking applications phase out the use of older analog cellular wireless networks, end-users will need to migrate to alternative communications systems and we expect that an increasing number of customers will be seeking long-term solutions for their M2M data communications needs as they make their replacement decisions. Trailer tracking represents a significantly larger potential market as we estimate that there are approximately three trailers to every truck. The trailer market also requires additional applications, such as cargo sensor reporting, load monitoring, control of refrigeration systems and door alarms. Future regulations may require position tracking of specific types of cargo, such as hazardous materials, and could also increase trailer tracking market opportunities. The railcar market also requires many of these same applications and many trailer applications using M2M data communications system can readily be translated to the railcar market.

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

Government and homeland security

Governments worldwide are seeking to address the global terror threat by monitoring land borders and hazardous materials, as well as marine vessels and containers. In addition, modern military and public safety forces use a variety of applications, particularly in supply chain management, logistics and support, which could incorporate our products and services. M2M communications systems can be used in applications to address infiltration across land borders, for example, monitoring seismic sensors placed along the border to detect incursions. Increasingly, there is a need to monitor maritime vessels for homeland security and M2M data communications systems could be used in applications to address homeland security requirements, such as tracking and monitoring these vessels and containers.

We have begun to leverage our work with AIS to resell, subject in certain circumstances to U.S. Coast Guard approval with respect to AIS data received from the U.S. Coast Guard demonstration satellite, AIS data collected by our network to other maritime services and governmental agencies. Further expansion of the AIS business has been driven by our first AIS distribution agreement for commercial purposes with Lloyd’s Register-Fairplay Ltd., signed in January 2009. We are seeking to expand our commercial activities with other distribution partners in the future.

Consumer transportation

Automotive companies are seeking a means to address the growing need for safety systems in passenger vehicles and to broadcast a single message to multiple vehicles at one time. Within the automotive market, there is no single communications technology that satisfies the need for 100% coverage, high reliability and low cost. An example of an automotive safety application is a system that has the ability to detect and report the deployment of a vehicle’s airbag, triggering the dispatch of an ambulance, tow truck or other necessary response personnel. The terrestrial cellular communications systems currently employed have substantial “dead zones”, where network coverage is not available, and are difficult to manage globally. With emerging technology, satellite-based automotive safety systems may be able to provide near-real-time message delivery with minimal network latencies, thereby providing a viable alternative to cellular-based systems.

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

Products And Services

Our principal products and services are satellite-based data communications services and product sales from subscriber communicators. During the third quarter of 2007, we commenced terrestrial-based cellular communications services, which consist of reselling airtime using cellular providers’ wireless technology networks and product sales from cellular wireless SIMS for use with devices or equipment that enable the use of the cellular providers’ wireless networks for data communications.

Our communications services are used by businesses and government agencies that are engaged in tracking, monitoring, controlling, or communicating with fixed or mobile assets globally. Our low cost, industrially-rated subscriber communicators are embedded into many different assets for use with our system. Our products and services are combined with industry or customer specific applications developed by our VARs, which are sold to their end-user customers.

For our satellite-based data and terrestrial-based cellular communications services, we do not generally market to end users directly; instead, we utilize a cost-effective sales and marketing strategy of partnering with resellers such as VARs, IVARs and country representatives. These resellers, which are our direct customers, market to end users.

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

Our system, typically combined with industry- or customer-specific applications developed by our resellers, permits a wide range of fixed and mobile assets to be tracked, monitored, controlled, and communicated with from a central point.

We derive subscription-based recurring revenue from our resellers typically based upon the number of subscriber communicators activated on, and the amount of data transmitted through, our communications system. Customers pay a range of monthly service charges to access our communications system (generally in addition to a one-time provisioning fee), which we believe are the lowest price points in the market.

Terrestrial cellular communication services

These communication services support higher bandwidth applications that are not typical for an ORBCOMM application. These data messages are sent by SIMS, which are routed through the cellular providers’ wireless networks to our ground facilities and forwarded to the ultimate destination in real time. These services commenced in the third quarter of 2007.

We derive subscription-based recurring revenue from resellers typically based upon the number of SIMS activated on, and the amount of data transmitted through, the cellular providers’ wireless networks. Customers pay a range of monthly service charges to access our communications system (generally in addition to a one-time provisioning fee).

Satellite AIS data services

In June 2008, we launched six satellites, each equipped with AIS capability, to augment our existing commercial constellation. AIS is a shipboard broadcast system that transmits a vessel’s identification and position to aid navigation and improve maritime safety. The International Maritime Organization has mandated the use of AIS on all Safety of Life at Sea (SOLAS) vessels, which are vessels over 300 tons. Current terrestrial-based AIS systems provide only limited shore-based coverage and are not able to provide global open ocean coverage. Using our communications system, our customers will have access to AIS data well beyond coastal regions in a cost effective and timely fashion. We believe we are the only commercially available satellite-based AIS data provider reaching beyond coastal access into the open water. In February 2009, one quick-launch satellite experienced a power system anomaly that subsequently resulted in a loss of contact with the satellite. We believe it is unlikely that the satellite will be recovered. See “— ORBCOMM Communications System under System Status — Satellite Replenishment” for a status of our AIS enabled satellites.

The following table sets forth selected customers, representative applications and the benefits of such applications for each of our addressed markets:

Market	Select Customers/End-Users	Representative Applications	Key Benefits

Commercial transportation	• DriverTech• GE Equipment Services• Volvo Construction Equipment• XATA Corporation• Air IQ Inc.• Star Trak	• Position, speed and heading reporting• Units diagnostic monitoring• Compliance/tax reporting• Cargo monitoring• Systems control• Boundary (geofencing) notification	• Improve fleet productivity and profitability• Enable efficient, centralized fleet management• Ensure safe delivery of shipping cargo• Allow real-time tracking of unit maintenance requirements

Heavy equipment	• Caterpillar, Inc.• Hitachi Construction . Machinery Co., Ltd• Komatsu Ltd.• Volvo Construction Equipment• Doosan Infracore	• Position reporting• Unit diagnostic monitoring• Usage tracking• Emergency notification	• Improve fleet productivity and profitability• Allow OEMs to improve planning and scheduling of preventative maintenance and spare parts needs of their customers

Fixed asset monitoring	• American Innovations, Ltd.• Automata, Inc.• GE Equipment Services• Pioneer Hi-Bred International• High Tide Technologies	• Unit diagnostic monitoring• Usage tracking• Systems control• Automated meter reading• Cathodic Protection• Irrigation monitoring• Flow monitoring	• Provide method for managing, controlling, and collecting data from remote sites• Improve maintenance services productivity and profitability

Marine vessels	• Metocean Data Systems Ltd.• Recreational boaters*• Skymate, Inc.• Atlantic Electronics• Commercial fishing fleets	• Position reporting• Two-way messaging • Unit diagnostic monitoring• Weather reporting	• Ensure vessel compliance with regulations• Create a low cost information channel to disseminate critical weather and safety information• Sea surface temperature reporting

Government and homeland security/AIS	• National Oceanic and Atmospheric Administration*• U.S. Coast Guard• U.S. Customs and Border Protection*• U.S. Marine Corps*• Lloyd’s Register-Fairplay Ltd.	• Container tracking • Environmental monitoring• Satellite-based Automatic Identification System (AIS) data services• Border monitoring• Vehicle tracking• Vessel Tracking	• Provide efficient monitoring of changing environmental conditions• Address increasing need to monitor vessels in U.S. waters• Minimize security threats and secure border

*	Represents an end-user from which we directly derive revenue through VARs or other resellers.

Subscriber communicators

Our subsidiaries, Stellar and ORBCOMM Japan, market and sell subscriber communicators directly to our customers. We also earn a one-time royalty fee from third parties for the use of our proprietary communications protocol, which enables subscriber communicators to connect to our M2M data communications system. To ensure the availability of subscriber communicators having different functional capabilities in sufficient quantities to meet demand, we have provided extensive design specifications and technical and engineering support to our manufacturers. In addition, because we maintain backwards compatibility, subscriber communicators produced by former manufacturers are still in use with our system today.

Delphi is Stellar’s manufacturing source for subscriber communicators. ORBCOMM Japan is currently selling subscriber communicators manufactured by Quake.

Wireless subscriber identity modules, (SIMS)

Our subsidiary, ORBCOMM LLC, markets and sells cellular wireless subscriber identity modules, or SIMS which are purchased from the cellular wireless provider and sold to resellers.

Customers

We market and sell our products and services directly to OEM and government customers and indirectly through VARs, IVARs, international licensees and country representatives. In 2008, GE, Hitachi and Caterpillar accounted for 18.8%, 14.3% and 10.9% of our revenues for fiscal 2008 respectively. No other customer accounted for more than 10% of our total sales in fiscal 2008.

Revenues in Foreign Geographic Areas

As a result of our acquisition of ORBCOMM Japan in 2008, revenues in Japan represented approximately 17% of our consolidated revenues. No other foreign geographic area accounted for more than 10% of our consolidated revenues.

Key Strategic Relationships

Delphi Automotive Systems LLC

In May 2004, we entered into a Cooperation Agreement with Stellar and Delphi Corporation, a tier-one automotive components supplier that designs, manufacturers and supplies advanced automotive grade subscriber communicators for Stellar for use with our satellite communications system. Pursuant to the agreement, and subject to limited exceptions, Delphi Corporation’s Delphi Automotive System LLC subsidiary, or Delphi, is the sole supplier of subscriber communicators for Stellar. In November 2008, we entered into an amendment to the Cooperation Agreement with Stellar and Delphi dated in May 2004 to extend the terms of Cooperation Agreement until December 31, 2010. Although Delphi is currently subject to bankruptcy proceedings, it manufactures our subscriber communicators in Mexico with non-unionized labor, and as a result, we do not believe that such bankruptcy proceedings should impact our contract with Delphi Corporation. This relationship provides Stellar access to Delphi’s substantial technical and manufacturing resources, which we believe enables Stellar to continue to lower the cost of our subscriber communicators while at the same time providing improved features.

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

AI’s first application, VeriWise, enables GE’s customers to track and monitor their trailer assets and shipments throughout the world. GE Rail Services is also integrating our M2M data communications system into its RailWise application for railcars. GE Equipment Services’ European division offers RailWise. Penske Truck Leasing also uses our M2M data communications system to monitor tractor-trailers, and other GE businesses are monitoring many different types of assets, including GE Healthcare’s portable MRI machines, locomotives for GE Rail, tractor-trailers for Penske Truck Leasing, and portable electric generators for GE Energy.

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

AI did not purchase its minimum committed volume for 2008 and 2007 under the 2006 Agreement and, as a result, AI is in default under the terms of the 2006 Agreement. We are currently in discussions with AI to settle all prior defaults and disputes under the 2006 Agreement in exchange for a settlement payment and future services utilizing our communications system, which includes other network communications services not covered by the IVAR agreement with AI. However, there can be no assurance as to whether or when a mutually satisfactory amendment will be agreed to by the parties. In the event that we and AI are unable to reach a mutually satisfactory resolution regarding the 2006 Agreement, we may pursue remedies available to us.

U.S. Coast Guard

In May 2004, we were awarded a contract by the U.S. Coast Guard (the “USCG”) to develop and demonstrate the ability to receive, collect, and forward AIS data over our satellite system (the “Concept Validation Project”). AIS is a shipboard broadcast system that transmits a marine vessel’s identification and position to aid navigation and improve maritime safety. The International Maritime Organization has mandated the use of AIS on all Safety of Life at Sea (SOLAS) vessels, which are vessels over 300 tons. The Coast Guard demonstration satellite carries an AIS receiver in addition to our standard communications payload. Also we have included the AIS capability in our quick-launch satellites and intend to outfit our next-generation satellites with the AIS capability. We believe we are the only commercially available global AIS data provider reaching beyond coastal access into the open water. Current terrestrial-based AIS networks provide limited coverage and are not able to provide the expanded coverage capability desired by the USCG. By using our satellite system, the USCG can collect and process AIS data well beyond the coast of the United States in a cost effective and timely fashion. The USCG has paid us the full contract price of $7.2 million, primarily for the construction and launch of an AIS-enabled demonstration satellite. These payments are included in deferred revenue. Additional amounts are payable now that the USCG has accepted the AIS data transmission service and has elected to receive post launch maintenance and AIS data transmission services under the contract.

On June 19, 2008, the Coast Guard demonstration satellite was successfully launched with our five quick-launch satellites in a single mission. Each of the satellites successfully were separated from the launch vehicle in the proper orbit and is undergoing in-orbit testing and positioning. In February 2009, one quick-launch satellite experienced a power system anomaly that subsequently resulted in a loss of contact with the satellite. We believe it is unlikely that the satellite will be recovered. See “— Orbcomm Communications System under System Status — Satellite Replenishment” for a description of the status of these satellites. In July 2008, we began transmitting AIS test data to the USCG. In August 2008, the USCG accepted the AIS data and elected to receive initial post-launch maintenance for $0.4 million and AIS data transmission services for $0.2 million over the initial term of fourteen months. On September 30, 2008, the USCG increased the initial amount of the usage for the AIS data transmission services for an additional $0.4 million.

The Coast Guard demonstration satellite was planned to be launched with our quick-launch satellites in 2007, however the launch did not occur by December 31, 2007. On January 14, 2008, we received a cure notice from the

USCG notifying us that unless the satellite is launched within 90 days after receipt of the cure notice, the USCG would have been able to terminate the contract for default and pursue the remedies available to it.

On April 14, 2008, we and the USCG entered into an amendment to the agreement extending the definitive launch date to August 15, 2008. In consideration for agreeing to the extend the launch date, we agreed to provide the USCG with all AIS data from each of the quick-launch satellites being launched with the Coast Guard demonstration satellite, to the extent the satellites are providing service, for 90 continuous days, which commenced on February 1, 2009 at no additional cost. In addition, the USCG will have certain intellectual property rights over the AIS data received by the AIS receivers aboard the quick-launch satellites and the Coast Guard demonstration satellite solely during the 90-day evaluation period to share only with other U.S. government agencies, provided that during the 90-day evaluation period we are permitted to use the AIS data from the quick-launch satellites in connection with our other programs.

Sales, Marketing and Distribution

We generally market our satellite and terrestrial communications services through resellers (i.e.,VARs and internationally through IVARs, international licensees and country representatives). The following chart shows how our low cost, multi-channel distribution network is structured:

VARs and IVARs.  We are currently working with a number of VARs and IVARs and seek to continue to increase the number of our VARs and IVARs as we expand our business. The role of the VAR or IVAR is to develop tailored applications that utilize our system and then market these applications, through non-exclusive licenses, to specific, targeted vertical markets. VARs and IVARs are responsible for establishing retail pricing, collecting airtime revenue from end-users and for providing customer service and support to end-users. Our relationship with a VAR or IVAR may be direct or indirect and may be governed by a reseller agreement between us, the international licensee or country representative, on the one hand, and the VAR or IVAR on the other hand, that establishes the VAR’s or IVAR’s responsibilities with respect to the business, as well as the cost of satellite service to the VAR or IVAR. VARs and IVARs are responsible for their own development and sales costs. VARs and IVARs typically have unique industry knowledge, which permits them to develop applications targeted for a particular industry or market. Our VARs and IVARs have made significant investments in developing ORBCOMM-based applications. These applications often require significant time and financial investment to develop for commercial use. By leveraging these investments, we are able to minimize our own research and development costs, increase the scale of our business without increasing overhead and diversify our business risk among many sales channels. VARs and IVARs pay fees for access to our system based on the number of subscriber communicators they have activated on the network and on the amount of data transmitted. VARs and IVARs are also generally required to pay a one-time fee for each subscriber communicator activated on our system and for other administrative charges. VARs and IVARs then typically bill end-users based upon the full value of the application and are responsible for customer care to the end-user.

Generally, subject to certain regulatory restrictions, the IVAR arrangement allows us to enter into a single agreement with any given IVAR and allows the IVARs to pay directly to us a single price on a single monthly invoice in a single currency for worldwide service, regardless of the territories they are selling into, thereby avoiding the need to negotiate prices with individual international licensees and country representatives. We pay our international licensees and country representatives a commission on revenues received from IVARs from each subscriber communicator activated in a specific territory. The terms of our reseller agreements with IVARs typically provide for a three-year initial term that is renewable for additional three year terms. Under these agreements, the IVAR is responsible for promoting their applications in their respective territory, providing sales forecasts and provisioning information to us, collecting airtime revenue from end-users and paying invoices rendered by us. In addition, IVARs are responsible for providing customer support.

International licensees and country representatives.  We generally market and distribute our services outside the United States and Canada primarily through international licensees and country representatives, including through our subsidiary, Satcom International Group plc., which has entered into country representative agreements with our affiliated international licensee, ORBCOMM Europe LLC, covering the United Kingdom, Ireland and Switzerland and a service license agreement covering substantially all of the countries of the Middle East and a significant number of countries of Central Asia. In addition, ORBCOMM Europe and Satcom have entered into an agreement obligating ORBCOMM Europe to enter into a country representative agreement for Turkey with Satcom, if the current country representative agreement for Turkey expires or is terminated for any reason. We rely on these third parties to establish business in their respective territories, including obtaining and maintaining necessary regulatory and other approvals, as well as managing local VARs. In addition, we believe that our international licensees and country representatives, through their local expertise, are able to operate in these territories in a more efficient and cost-effective manner. We currently have agreements covering over 90 countries and territories through our seven international licensees and 14 country representatives. As we seek to expand internationally, we expect to continue to enter into agreements with additional international licensees and country representatives, particularly in Asia and Africa. International licensees and country representatives are generally required to make the system available in their designated regions to VARs and IVARs.

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

We have entered into or are negotiating new service license or country representative agreements with several international licensees and country representatives, respectively, including former licensees of the Predecessor Company and new groups consisting of affiliates of former licensees of the Predecessor Company. Until new service license agreements are in place, we will operate in those regions where a licensee has not been contracted either pursuant to letters of intent entered into with such licensee or pursuant to the terms of the original agreements with the Predecessor Company, as is currently the case in South Korea and Morocco. There can be no assurance we will be successful in negotiating new service license or country representative agreements.

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

Terrestrial tower-based networks

While terrestrial tower-based networks are capable of providing services at costs comparable to ours, they lack seamless global coverage. Terrestrial coverage is dependent on the location of tower transmitters, which are generally located in densely populated areas or heavily traveled routes. Several data and messaging markets, such as long-haul trucking, railroads, oil and gas, agriculture, utility distribution, and heavy construction, have significant activity in sparsely populated areas with limited or no terrestrial coverage. In addition, there are many different terrestrial systems and protocols, so service providers must coordinate with multiple carriers to enable service in different coverage areas. In some geographic areas, terrestrial tower-based networks have gaps in their coverage and may require a back-up system to fill in such coverage gaps. Beginning in 2007 and continuing through 2008, we have entered into re-seller agreements with three major cellular wireless providers in the U.S. and Canada to provide terrestrial communications services to our customers who want these services using the wireless communications networks of these cellular wireless providers.

Low-Earth orbit mobile satellite service providers

Low-Earth orbit mobile satellite service providers operating above the 1 GHz band, or big LEO systems, can provide data connectivity with global coverage that can compete with our communications services. To date, the primary focus of big LEO satellite service providers has been primarily on circuit-switched communications tailored for voice traffic, which, by its nature, is less efficient for the transfer of short data messages because they require a dedicated circuit that is time and bandwidth intensive when compared to the amount of information transmitted. However, big LEO satellite service providers have shifted their focus more on M2M data communications. These systems entail significantly higher costs for the satellite fleet operator and the end-users. Our principal big LEO mobile satellite service competitors are Globalstar, Inc. and Iridium Holdings LLC.

Geostationary satellite service providers

Geostationary satellite system operators can offer services that compete with ours. Certain pan-regional or global systems (operating in the L or S bands), such as Inmarsat plc, are designed and licensed for mobile high-speed data and voice services. However, the equipment cost and service fees for narrowband, or small packet, data communications with these systems is significantly more expensive than for our system. Some companies, such as the OmniTracs subsidiary of QUALCOMM Incorporated, which uses SES’s satellites (operating in C and Ku bands), have developed technologies to use their bandwidth for mobile applications. We believe that the equipment cost and service fees for narrowband data communications using these systems are also significantly higher than ours, and that these geostationary providers cannot offer global service with competitive communications devices and costs. In addition, these geostationary systems have other limitations, such as requiring a clear line of sight between the communicator equipment and the satellite, are affected by adverse weather or atmospheric conditions, and are vulnerable to catastrophic single point failures of their satellites with limited backup options.

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

We have invested and continue to invest in development of advanced features for our subscriber communicator hardware. For instance, Stellar paid approximately $0.3 million and $0.2 million to Delphi in 2008 and 2007, respectively, in connection with the development of next-generation subscriber communicators that should provide increased functionality at a lower cost.

Backlog

The backlog of subscriber communicators at our Stellar subsidiary as of December 31, 2008 was 6,508 units, or approximately $1.0 million, which excludes 200,750 units that AI had committed to purchase under the 2006 Agreement (see Key Strategic Relationships — General Electric Company), under which they are currently in default. The backlog as of December 31, 2007 was 211,463 units, or approximately $29.4 million. We do not believe that GE will take significant volumes while in default of the agreement.

In addition, our “pre-bill backlog”, which represents subscriber communicators activated at the customer’s request for testing prior to putting the units into actual service, was 59,775 units as of December 31, 2008, as compared with a pre-bill backlog of 39,181 as of December 31, 2007. We believe that the majority of units that comprise our pre-bill backlog will be billable within a one-year period. We are not able to determine pre-bill backlog in dollars because the service costs for each subscriber communicator varies by customer.

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

Our system has three operational segments:

•	The space segment, which consists of a constellation of 27 operational satellites in multiple orbital planes between 435 and 550 miles above the Earth (four primary planes of five to eight satellites each) operating in the VHF band;

•	The ground and control segment, which consists of fifteen gateway earth stations, four regional gateway control centers and a network control center in Dulles, Virginia, through which data sent to and from satellite subscriber communicators are routed, including a communications node for terrestrial services through which data sent to and from terrestrial units are routed; and

•	The subscriber segment, which consists of satellite subscriber communicators and cellular terrestrial units, or wireless modems incorporating SIMS used by end-users to transmit and receive messages to and from their assets and our system.

For most applications using our system, data is generated by end-user developed software and currently transferred to either a subscriber communicator, or a GPRS-based wireless device using a SIM on the cellular provider’s wireless network. In the case of the satellite subscriber communicator selection, data is encapsulated and transmitted to the next satellite that comes into view. The data is then routed by the satellite to the next gateway earth station it successfully connects to, which in turn forwards it to the associated gateway control center. Within the gateway control center, the data is processed and forwarded to its ultimate destination after acknowledgement to the satellite subscriber communicator that the entire data message content has been received. In the case of the cellular device, a message is routed through the cellular provider’s wireless network “Gateway GPRS Support Node” (GGSN), to the associated ORBCOMM Access Point Name (APN) located within the gateway control center, and forwarded to its ultimate destination in real time. The destination may be another subscriber communicator, a corporate resource management system, any personal or business Internet e-mail address, a pager or a cellular phone. In addition, data can be sent in the reverse direction (a feature which is utilized by many applications to remotely control assets).

When a satellite is in view of and connected to a gateway earth station at the time it receives data from a subscriber communicator, a transmission is initiated to transfer the data in what we refer to as “near-real-time”

mode. In this “near-real-time” mode, the data is passed immediately from a subscriber communicator to a satellite and onto the gateway earth station to the appropriate control center for routing to its final destination. When a satellite is not immediately in view of a gateway earth station, the satellite switches to a store-and-forward mode to accept data in “GlobalGram” format. These GlobalGrams are short messages (consisting of data of up to approximately 120 bytes) and are stored in a satellite until it can connect through a gateway earth station to the appropriate control center. The automatic mode-switching capability between near-real-time service and GlobalGram service allows the satellite network to be available to the satellite subscriber communicators worldwide regardless of their location.

End-user data can be delivered by the gateway control center in a variety of formats. Communications options include private and public communications links to the control center, such as standard Internet, dedicated telecommunications company and VPN-based transports. Data can also be received via standard e-mail protocols with full delivery acknowledgement as requested, or via our Internet protocol gateway interface in HTML and XML formats. Wherever possible, our system makes use of existing, mature technologies and conforms to internationally accepted standards for electronic mail and web technologies. For wireless-based applications, the ORBCOMM and cellular providers APN provides the flexibility for developers to control the end-to-end connectivity as needed for the application, using customizable TCP, UDP, and SMS services. This allows existing legacy applications to be retrofit and completely new system designs to be implemented to integrate existing as well as new end user business applications.

System Status

Satellite Replenishment

On June 19, 2008, the Coast Guard demonstration satellite and five quick-launch satellites were successfully launched. Due to delays associated with the construction of the final quick-launch satellite, we are retaining it for future deployment. Each of the satellites successfully separated from the launch vehicle in the proper orbit and is undergoing in-orbit testing and final positioning. The majority of in-orbit testing of the payload subsystems has been completed to verify proper operation of the subscriber links, gateway links and AIS payload functionality. As a result of on-going in-orbit testing of these satellites, our satellite providers are investigating the lower than nominal gateway transmission power on one satellite, lower than expected nominal subscriber transmission on one satellite, intermittent computer resets on one satellite and outages to the reaction wheel components of the attitude control system on each of the satellites. The satellite with the lower than expected subscriber transmission has been reprogrammed to operate in a mode which utilizes the gateway transmission for subscriber messaging traffic. The satellite with intermittent flight computer resets is being reprogrammed to use a redundant receiver to perform the flight computer functions. Two satellites have experienced unrecovered outages of the redundant reaction wheels and four of the new satellites have experienced an unrecovered outage to both a redundant and a non-redundant reaction wheel which results in the satellites not pointing towards the sun and the earth as expected. Unless resolved, the result of this pointing error would be reduced power generation and reduced communications capabilities. While OHB System, AG (“OHB”), the satellite bus manufacturer, continues its efforts to correct and develop alternate operational procedures to satisfactorily mitigate the effect of these anomalies, there can be no assurance in this regard. We are unable to quantify the impact, if any, that these anomalies will have on the expected useful life and communication capabilities of the satellites until the in-orbit testing is completed and more information about the root cause of the anomalies becomes available.

On February 22, 2009, one quick-launch satellite experienced a power system anomaly that subsequently resulted in a loss of contact with the satellite by both our ground control systems and the ground control systems of the company providing in-orbit monitoring and testing, KB Polyot-Joint Stock Company, a provider of sub-contracting services to OHB. We continue our efforts to re-establish contact with the satellite, but to date have not been successful. After consultation with OHB and our own engineers, we believe that after such an extended period of no communication with the satellite, it is unlikely that the satellite will be recovered. We conducted post-loss data analysis to better understand the causes of the power systems anomaly and resulting loss of contact with the satellite. The analysis is focused on power system components that may have contributed to the power system anomaly. The other quick-launch satellites have experienced outages of redundant power system components that are being investigated. Both we and OHB will continue to conduct this post-loss data analysis to determine the root cause and establish operational procedures, if any, to mitigate the risk of a similar anomaly from occurring on the remaining four quick-launch satellites, which are of the same design or the Coast Guard demonstration satellite which is of a similar design. During this process, we will continue the in-orbit testing of the remaining quick-launch and Coast Guard demonstration satellites thereby extending the time before these satellites can be placed in operational service. We are unable to quantify the likelihood that this anomaly will occur, if at all, on the other quick-launch or Coast Guard demonstration satellites or the impact, if any, that this potential anomaly will have on the expected useful life and communications capabilities of these satellites until the in-orbit testing is completed and more information about the root cause of the anomaly becomes available.

The loss of one quick-launch satellite is not expected to have a material adverse effect on our current communications service as the satellite was only in the testing phase and not in regular operational service. Furthermore, we do not expect the loss of this one satellite from the orbital plane of six satellites to have a material adverse effect on our ability to provide communications service in the future, based on a preliminary post-loss engineering analysis. Each of the Coast Guard demonstration and quick-launch satellites is equipped with an AIS payload and we believe the loss of one satellite will not adversely impact our current AIS service in any material respect, as the other satellites provide redundant capabilities to the AIS data service.

We have in-orbit insurance that under certain circumstances covers the total loss or constructive total loss of the Coast Guard demonstration and quick-launch satellites. The in-orbit insurance is subject to certain exclusions including a deductible under which no claim is payable under the policy in respect of the first satellite to suffer a constructive total loss or total loss. We are working with our insurance carriers to determine to what extent, if any, the in-orbit insurance will offset the impairment in value resulting from the loss of the quick-launch satellite, or otherwise result in insurance proceeds arising from the disclosed anomalies on the Coast Guard demonstration and remaining quick-launch satellites.

An impairment charge will be recognized in the quarter ending March 31, 2009 with respect to one of the quick-launch satellites as a result of our inability to recover the satellite after the loss of contact with the satellite. We estimate that a non-cash impairment charge to write-off the cost of the satellite of approximately $7.0 million will be reflected in our condensed consolidated financial statements in the quarter ending March 31, 2009. This amount is estimated based on currently available information and is subject to change, although we do not presently expect that the actual impairment charge will be materially different than the estimated impairment charge described above. No amount of this impairment charge represents a cash expenditure and we do not expect that any amount of this impairment charge will result in any future cash expenditures.

On May 5, 2008, we entered into an agreement with Sierra Nevada Corporation (“SNC”) to construct eighteen low-earth-orbit satellites in three sets of six satellites for our next-generation satellites. SNC will also provide launch support services, a test satellite (excluding the mechanical structure), a satellite software simulator and the associated ground support equipment. Under the agreement, we may elect to use the launch option to be offered by SNC or we may contract separately with other providers for launch services and launch insurance for the satellites. Further, we have the option, exercisable at any time until the third anniversary of the execution of the agreement, to order up to thirty additional satellites substantially identical to the eighteen satellites. The total contract price is $117.0 million, subject to price reductions for failure to achieve certain milestones. To date, SNC has completed all of the major milestones on schedule.

Satellite Health

The majority of our current satellite fleet was put into service in the late 1990s and has an estimated operating life of approximately nine to twelve years after giving effect to certain operational changes and software updates. We believe that our satellite performance remains stable and sufficient for the use of our customers. Our satellite availability, or the percentage of time that an operational satellite is available to pass commercial traffic, was 95.6% in 2008. Twenty of the twenty-seven operational satellites have aggregate average availability over 99.0%. With the high probability of several satellites in view at any one time, especially in the primary coverage area, and the constant motion of the satellites, the time an operational satellite is unavailable is relatively insignificant.

Due to our satellite constellation architecture, which consists of numerous independent satellites, our space segment is inherently redundant and service quality is not significantly affected by an individual satellite failure, although service quality could be significantly affected by multiple satellite failures. Our system has experienced minor degradation over time, equal to less than 2% over the past five years (excluding three satellites that have slightly lower commercial service capability). The 2% degradation is primarily due to battery capacity reduction. We have and expect to continue to develop operational procedures to minimize the impact for providing messaging services with degraded batteries.

In 2008, one of our plane D satellites, which had limited availability and a battery anomaly preventing nighttime operation, stopped providing regular operational service although it may continue to provide operational service on a limited basis. The remaining five plane D satellites have been repositioned to minimize coverage gaps that impact system latency and overall capacity. In addition, one of our plane B satellites is no longer providing operational service. The remaining seven plane B satellites have been repositioned to minimize coverage gaps that impact system latency and overall capacity. In April 2007, our Plane F polar satellite, one of the original prototype first generation satellites launched in 1995, was retired due to intermittent service, without any material impact on our service. Prior to such retirements, a failure of an operational satellite last occurred in October 2000, prior to our acquisition of the satellite constellation in 2001, when a satellite experienced a processor malfunction. These failures are less than anticipated failure rates and demonstrate the benefits of a distributed satellite system architecture like ours. We do not expect the absence of these satellites to materially affect our business. These satellites are fully depreciated.

Gateway Health

We believe that the functionality of the ground segment of our system remains stable and sufficient for the use of our customers. The gateway earth stations in the United States are performing well. We continue to perform infrastructure upgrades including software upgrades which improved power conditioning and remote monitoring.

In general, our international gateway control centers are stable. Our gateway control centers all regularly exceeded 98% availability on a month-to-month basis. In addition, our international gateway earth stations are performing reasonably well. We continue to proactively provide preventative maintenance and training to the international operators of gateway earth station and gateway control center segments, we believe that our international ground segment components remain sufficient to provide a consistent level of availability and quality for the use of our customers.

Network Capacity

We continue to conduct analyses to investigate the utilization of our communication channels. Various metrics were used in evaluating the different elements of the communication protocol. The efficiency of the satellites’ random access subscriber receivers is measured as the ratio of successfully received inbound communication packets to the number of assignments made to subscriber communicators. In the beginning of 2006, the average value of this ratio was approximately 30%, which is lower than the expected ratio of between 60% and 80%. Throughout 2006 and 2007, a number of improvements were made to raise this performance ratio to over 60%. Several modifications also were made in 2007 that impacted satellite capacity directly, resulting in a substantial increase in throughput capability. It should be noted that failed messaging transactions do not result in lost messages, but do require subscriber communicators to re-initiate message transmissions. For the user, such instances could translate into message delays. Upon the successful completion of in-orbit testing, the addition of the Coast Guard demonstration satellite and the remaining quick-launch satellites will also increase network capacity. Each quick-launch satellite is equipped with a redundant/secondary subscriber receiver which increases the receiver functionality as compared to the existing satellites.

Regulation of Our System in the United States

FCC authorization

Any entity seeking to construct, launch, or operate a commercial satellite system in the United States must first be licensed by the FCC. ORBCOMM License Corp., a wholly owned subsidiary of ours, holds the satellite constellation license originally issued to ORBCOMM Global L.P. in 1994 (which we refer to as the Space Segment License). Pursuant to an application we filed on May 31, 2007, the Space Segment License was most recently modified by the FCC on March 21, 2008, and currently authorizes the operation of the first generation ORBCOMM satellites, the construction, launch and operation a total of 24 ORBCOMM next-generation replacement satellites, as well any required construction, launch an operation during the term of the license of additional technically identical replacement satellites. ORBCOMM License Corp. also holds additional FCC licenses to: (1) operate four United States gateway earth stations; and (2) deploy and operate up to 1,000,000 subscriber communicators in the United States. We believe that our system is currently in full compliance with all applicable FCC rules, policies, and license conditions. We also believe that we will continue to be able to comply with all applicable FCC requirements, although we cannot assure you that it will be the case.

License renewal

Our Space Segment License renewal application was granted by the FCC on March 21, 2008, extending the term of the Space Segment License until April 2025. The current FCC licenses for the United States gateway earth stations and subscriber communicators expire on May 17, 2020 and June 12, 2020, respectively, and the renewal applications must be filed between 30 and 90 days prior to expiration. Although the FCC has been positively disposed thus far towards granting our applications for license renewals, there can be no assurance that the FCC will in fact renew our FCC licenses in the future. Additionally, there can be no assurance that, to the extent that any modification our FCC licenses may be required in the future to address changed circumstances, that any related FCC applications we may file will be granted on a timely basis, or at all.

FCC license conditions

We believe that our system is currently in full compliance with all applicable FCC rules, policies, and license conditions. We also believe that we will continue to be able to comply with all applicable FCC requirements, although we cannot assure you that it will be the case.

Under the FCC’s current rules and policies relating to little LEO licensing, access in the United States to certain portions of the uplink and downlink spectrum assigned to our system was made subject to possible future spectrum sharing arrangements with one or more other little LEO systems, if such systems are proposed, and then authorized by the FCC. However, there are currently no other FCC little LEO licensees authorized in our spectrum. While other entities could seek to be licensed in the little LEO service by the FCC, to our knowledge no new applications have been submitted to date. If any one or more new entities are licensed and do in fact proceed with system deployment in accordance with the previously established FCC requirements, we believe that there would be no material adverse effect on our system operations, although we cannot assure you it will be the case.

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

The FCC has notified the ITU that our system was initially placed in service in April 1995 and that it has operated without any substantiated complaints of interference since that time. The FCC has also informed the ITU that our system has successfully completed its coordination with all countries other than Russia. We expect that we will successfully complete the ITU coordination process with Russia in the future, at which time the complete system will be formally registered in the MIFR. On September 27, 2007, the FCC transmitted an Advance Publication submission to the ITU relating to the Coast Guard demonstration satellite, the quick-launch satellites and the next-generation satellites; the first step in the international coordination process for our new satellites. If design modifications to future system satellites entail substantial changes to the frequency utilization by the subject system component(s), additional international coordination may be required or reasonably deemed advisable. However, we believe that ITU coordination can be successfully completed in all circumstances where such coordination is required, although we cannot assure you that we will successfully complete such ITU coordination. Failure to complete requisite ITU coordination could have a material adverse effect on our business. Regardless, to date, and to our best knowledge, the system has not caused harmful interference to any other radio system, or suffered harmful interference from any other radio system.

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

Employees

As of December 31, 2008, we had 108 full-time employees. Our employees are not covered by any collective bargaining agreements and we have not experienced a work stoppage since our inception. We believe that our relationship with our employees is good.

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

Executive Officers of the Registrant

Certain information regarding our executive officers is provided below:

Name	Age	Position(s)

Marc J. Eisenberg	42	Chief Executive Officer and President
Robert G. Costantini	49	Executive Vice President and Chief Financial Officer
John J. Stolte, Jr.	49	Executive Vice President — Technology and Operations
Christian G. Le Brun	41	Executive Vice President and General Counsel

Marc J. Eisenberg is our Chief Executive Officer and President, a position he has held since March 31, 2008, and a member of our board of directors since March 7, 2008. From June 2006 to March 30, 2008 he was our Chief Operating Officer and from March 2002 to June 2006, he was our Executive Vice President, Sales and Marketing. He was a member of the board of directors of ORBCOMM Holdings LLC from May 2002 until February 2004. Prior to joining ORBCOMM, from 1999 to 2001, Mr. Eisenberg was a Senior Vice President of Cablevision Electronics Investments, where among his duties he was responsible for selling Cablevision services such as video and internet subscriptions through its retail channel. From 1984 to 1999, he held various positions, most recently as the Senior Vice President of Sales and Operations with the consumer electronics company The Wiz, where he oversaw sales and operations and was responsible for over 2,000 employees and $1 billion a year in sales. Mr. Eisenberg is the son of Jerome B. Eisenberg, our Chairman of the Board.

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

Christian G. Le Brun is our Executive Vice President and General Counsel, a position he has held since March 31, 2008. From April 2005 to March 30, 2008, Mr. Le Brun was our Senior Vice President and General Counsel. Prior to joining ORBCOMM, from 1999 to 2005, Mr. Le Brun was an attorney with Chadbourne & Parke LLP, where he oversaw a broad range of transactions, including mergers, acquisitions, divestitures, corporate restructurings and work-outs, as well as debt and equity financing arrangements involving publicly-held and private companies. In addition, from 1994 to 1999, he was a corporate attorney with Pullman & Comley, LLC.

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

Recent global economic conditions, including concerns about a potential global recession, tightening of credit and capital markets and failures or material business deteriorations of financial institutions and other entities, have resulted in unprecedented government intervention in the U.S., Europe and other regions of the world. In addition, the current market turmoil and tightening of credit have led to lack of customer confidence, increased market volatility and a reduction of general business activity. If these conditions continue or worsen, risks to us include:

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

We have had annual net losses since our inception, including a net loss of $4.5 million for fiscal year 2008 and at December 31, 2008, we had an accumulated deficit of $68.0 million. Our future results will continue to reflect significant operating expenses, including expenses associated with expanding our sales and marketing efforts, maintaining the infrastructure to operate as a public company and product development for our subscriber communicator products for use with our system. As a result, we anticipate additional operating losses and net losses in the future. The continued development of our business also will require additional capital expenditures for, among other things, the development, construction and launch of our next-generation satellites, and the installation of additional gateway earth stations and associated satellite network ground segment facilities around the world, as well as the maintenance of existing gateway earth stations and satellite network ground segment facilities that we own and operate. Accordingly, as we make these capital investments, our future results will include greater depreciation and amortization expense which reflect the full cost of acquiring these new assets.

In order to become profitable, we must achieve substantial revenue growth. Revenue growth will depend on the success of our resellers and acceptance of our products and services by end-users in current markets, as well as in new geographic and industry markets. We may not become profitable and we may not be able to sustain such profitability, if achieved.

We may need additional capital, which may not be available to us when we need it on favorable terms, or at all.

If our future cash flows from operations are less than expected or if our capital expenditures exceed our spending plans, either in terms of aggregate amount or timing, our existing sources of liquidity, including cash and cash equivalents on hand and cash generated from sales of our products and services may not be sufficient to fund our anticipated operations, capital expenditures (including the deployment of additional satellites), working capital and other financing requirements. If we continue to incur operating losses in the future, we may need to reduce further our operating costs or obtain alternate sources of financing, or both, to remain viable and, in particular, to fund the design, construction and launch of our next-generation satellites. We cannot assure you that we will have access to additional sources of capital on favorable terms or at all.

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

If end-users do not accept our services and the applications developed by VARs or we cannot obtain or maintain the necessary regulatory approvals or licenses for particular countries or territories, we will fail to attract new customers and our business will be harmed.

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

Our business plan assumes that potential customers and end-users will accept certain limitations inherent in our system. For example, our satellite system is optimized for small packet, or narrowband, data transmissions, is subject to certain delays in the relay of messages, referred to as latencies, and may be subject to certain line-of-sight limitations between our satellites and the end-user’s subscriber communicator. In addition, our satellite system is not capable of handling voice traffic. Certain potential end-users, particularly those requiring full time, real-time communications and those requiring the transmission of large amounts of data (greater than eight kilobytes per message) or voice traffic, may find such limitations unacceptable. Furthermore, our satellite-based AIS system does not receive all AIS transmission signals on AIS equipped vessels in a given day due to signal collisions and co-channel interference of AIS transmissions, particularly in areas with a high density of AIS equipped vessels such as ports.

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

Competition in the telecommunications industry is intense, fueled by rapid, continuous technological advances and alliances between industry participants seeking to capture significant market share. We face competition from numerous existing and potential alternative telecommunications products and services provided by various large and small companies, including sophisticated two-way satellite-based data and voice communication services and next-generation digital cellular services, such as GSM and 3G, which has influenced the price at which our VARs and other service providers offer our services. Recently, competition from Iridium and, to a lesser extent, Globalstar, two global mobile satellite communication services operators, has been increasing with respect to low speed data service. In addition, a continuing trend toward consolidation and strategic alliances in the telecommunications industry could give rise to significant new competitors, and foreign competitors may benefit from government subsidies, or other protective measures, afforded by its home country. Some of these competitors may provide more efficient or less expensive services than we are able to provide, which could reduce our market share and adversely affect our revenues and business.

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

We have a limited operating history and recently commenced the commercialization of our new satellite-based AIS service, which makes it difficult to evaluate your investment in us.

We have conducted commercial operations since April 2001, when we acquired substantially all of our current communications system from ORBCOMM Global L.P. and its subsidiaries. In addition, with the launch of our Coast Guard demonstration satellite and the quick-launch satellites, we recently commenced the commercialization of our new satellite-based AIS service. Our prospects and ability to implement our current business plan, including our ability to provide commercial two-way data communications service in key markets on a global basis and to generate revenues and positive operating cash flows, will depend on our ability to, among other things:

•	successfully place in commercial service, operate and maintain our Coast Guard demonstration and our quick-launch satellites and successfully design, construct, launch, place in commercial service, operate and maintain our next-generation satellites in a timely and cost-efficient manner;

•	develop licensing and distribution arrangements in key markets within and outside the United States sufficient to capture and retain an adequate customer base;

•	install the necessary ground infrastructure and obtain and maintain the necessary regulatory and other approvals in key markets outside the United States, by our own efforts or through our existing or future international licensees, to expand our business internationally;

•	provide for the timely design, manufacture and distribution of subscriber communicators in sufficient quantities, with appropriate functional characteristics and at competitive prices, for various applications; and

•	obtain the consent of the U.S. Coast Guard to provide AIS data from the Coast Guard demonstration satellite to third parties to the extent required by the contract.

Given our limited operating history, there can be no assurance that we will be able to achieve these objectives or develop a sufficiently large revenue-generating customer base to achieve profitability. In particular, because we acquired a fully operational satellite constellation and communications system from ORBCOMM Global L.P. and its subsidiaries, our current senior management team has limited experience with managing the design, construction, launch, and in-orbit testing and deployment of a satellite system.

One quick-launch satellite recently experienced a power system anomaly that subsequently resulted in a loss of contact with the satellite, which could also occur with the Coast Guard demonstration satellite and the other quick-launch satellites of the same or similar design. Any additional losses of these satellites would have a major impact on our plans to replenish and extend the operating life of our satellite constellation.

In February 2009, one quick-launch satellite experienced a power system anomaly that subsequently resulted in a loss of contact with the satellite. Even if we can determine the root cause and establish operations procedures, if any, to preclude a similar anomaly from occurring on the remaining four quick-launch satellites that are of the same design of the Coast Guard demonstration satellite which is of a similar design, we may not be able to prevent a similar occurrence from happening on the remaining quick-launch and Coast Guard demonstration satellites.

Our plans to extend the operating life of our network are dependent on our the health of our satellites, especially our new quick-launch satellites, and if we experience the loss of contact on the Coast Guard demonstration satellite or other quick-launch satellites it could have a significant impact on the operating life of our network. The successful operation of the Coast Guard demonstration satellite and the remaining deployed quick-launch satellites is important to us to test and ultimately to leverage our work with AIS to then resell AIS data collected by our satellites, as well as to augment our current satellite constellation. In addition, these new satellites are intended to supplement and ultimately replace our existing Plane A satellites and is important to maintain adequate service levels and to provide additional capacity for future subscriber growth. A failure of either our Coast Guard demonstration satellite or any of our remaining deployed quick-launch satellites could materially adversely affect our business, financial condition and results of operations. In addition, the failure of a satellite that has not been fully depreciated such as the Coast Guard demonstration or a quick-launch satellite could require that we record an impairment charge reflecting the satellite’s net book value. See “The ORBCOMM Communications System — System Status” for a description of the status of our communications network.

Our success in generating sufficient cash from operations to fund a portion of the cost of constructing and launching our next-generation satellites will depend in part on the market acceptance and success of our new AIS data service, which may not occur.

In 2008, we successfully launched the Coast Guard demonstration and quick-launch satellites, each of which is equipped with AIS payloads that enable them to receive and report AIS transmissions to be used for ship tracking and other navigational activities, and have been working closely with the U.S. Coast Guard on the AIS project. We intend to market AIS data received from both the Coast Guard demonstration and quick-launch satellites as well as our next generation satellites to other U.S. and international government agencies, as well as to companies whose businesses require such information.

The market for our satellite-based AIS service is new and untested. We cannot predict with certainty the potential demand for the services we plan to offer or the extent to which we will be able to meet that demand. Although we believe the market for satellite-based AIS service is significant, the actual size of the market is unknown and subject to significant uncertainty. Demand for our AIS data service offerings in general, in particular geographic markets, for particular types of services or during particular time periods may not enable us to generate sufficient positive cash flow to fund a portion of the cost of our next-generation satellites. Among other things, end-user acceptance of our AIS data service offerings will depend upon:

•	the actual size of the addressable market;

•	our ability to provide attractive service offerings at competitive prices to our target markets;

•	the effectiveness of our competitors in developing and offering alternative technologies or lower priced services; and

•	general and local economic conditions.

Our business plan assumes a rapidly growing revenue base for AIS data service. If we cannot implement this business plan successfully and gain market acceptance for these planned AIS data services, our business, financial condition, results of operations and liquidity could be materially and adversely affected.

We rely on third parties to market and distribute our services to end-users. If these parties are unwilling or unable to provide applications and services to end-users, our business will be harmed.

We rely on VARs to market and distribute our services to end-users in the United States, and we rely on international licensees, country representatives, VARs and IVARs, outside the United States (we refer collectively here to all such parties as “resellers”). We also rely on resellers to market and distribute our AIS services. The willingness of our existing resellers, as well as potential new resellers, to engage or continue to engage in our business depends on a number of factors, including whether they perceive our services to be compatible with their business objectives, whether they believe we will successfully deploy our next-generation satellites, whether the prices they can charge end-users will provide an adequate return, and regulatory constraints, if any. We believe that successful marketing of our services will depend on the design, development and commercial availability of applications that support the specific needs of the targeted end-users. The design, development and implementation of applications require the commitment of substantial financial and technological resources on the part of these resellers. Certain resellers are, and many potential resellers will be, newly formed or small ventures with limited financial resources, and such entities might not be successful in their efforts to design applications or effectively market our services. The inability of these resellers to provide applications to end-users could have a harmful effect on our business, financial condition and results of operations. We also believe that our success depends upon the pricing of applications by our resellers to end-users, over which we have no control other than with respect to AIS services under certain circumstances.

As a result of these arrangements, we are dependent on the performance of our resellers to generate substantially all our service revenues. If our resellers fail to market or distribute our services effectively, our revenues, profitability, liquidity and reputation could be adversely affected.

Defects or errors in applications could result in end-users not being able to use our services, which would damage our reputation and harm our financial condition.

Our resellers must develop applications quickly to keep pace with rapidly changing markets. These applications, as well as new models of subscriber communicators, have long development cycles and are likely to contain undetected errors or defects, especially when first introduced or when subsequent versions are introduced, which could result in the disruption of our services to the end-users. While we sometimes assist our resellers in developing applications, we have limited ability to accelerate development cycles to avoid errors and defects in their applications. Such disruption could damage our reputation as well as the reputation of the respective resellers, and result in lost customers, lost revenue, diverted development resources, and increased service and warranty costs.

Because we depend on a few significant customers for a substantial portion of our revenues, the loss or decline or slowdown in growth in business of any customer could seriously harm our business.

GE, a significant customer, represented 18.8% and 40.3% of our revenues in 2008 and 2007, respectively, primarily from sales to GE Asset Intelligence LLC, or AI, a subsidiary of GE Equipment Services, of subscriber communicators by our Stellar subsidiary and service revenues from our ORBCOMM LLC subsidiary. We expect GE Equipment Services to continue to represent a substantial part of our revenues in the near future. AI did not purchase its minimum committed volume for 2008 and 2007 under the 2006 Agreement and, as a result, AI is in default under the terms of the 2006 Agreement. In the event that we and AI are unable to reach a mutually satisfactory resolution regarding the 2006 Agreement, we may pursue remedies available to us. As a result, the loss of this customer or any other major customer, or decline or slowdown in the growth in business of this customer or any other significant customer, which could occur at any time, could have a material adverse effect on our business, financial condition and results of operations. In addition, because service revenue depends either partially or entirely on the usage of the ORBCOMM System by our customers and end users, the decline or slowdown in the growth of usage patterns of AI or any other significant customer, which could occur at any time and with or without a reduction in the number of billable subscriber communicators activated on the ORBCOMM System by such customers, could have a material adverse effect on our business, financial condition and results of operations.

If our international licensees and country representatives are not successful in establishing their businesses outside of the United States, the prospects for our business will be limited.

Outside of the United States, we rely largely on international licensees and country representatives to establish businesses in their respective territories, including obtaining and maintaining necessary regulatory and other approvals as well as managing local VARs. International licensees and country representatives may not be successful in obtaining and maintaining the necessary regulatory and other approvals to provide our services in their assigned territories and, even if those approvals are obtained and maintained, international licensees and/or country representatives may not be successful in developing a market and/or distribution network within their territories. Certain of the international licensees and/or country representatives are, or are likely to be, newly formed or small ventures with limited or no operational history and limited financial resources, and any such entities may not be successful in their efforts to secure adequate financing and to continue operating. In addition, in certain countries and territories outside the United States, we rely on international licensees and country representatives to operate and maintain various components of our system, such as gateway earth stations. These international licensees and country representatives may not be successful in operating and maintaining such components of our communications system and may not have the same financial incentives as we do to maintain those components in good repair.

Some of our international licensees and country representatives are experiencing significant operational and financial difficulties and have in the past defaulted on their obligations to us.

Many of our international licensees and country representatives were also international licensees and country representatives of the Predecessor Company and, as a consequence of the bankruptcy of ORBCOMM Global L.P., they were left in many cases with significant financial problems, including significant debt and insufficient working capital. Certain of our international licensees and country representatives (including in Korea, Malaysia, Taiwan, parts of South America and Africa, and to a lesser extent, Europe) have not yet been able to successfully or adequately reorganize or recapitalize themselves and as a result have continued to experience significant material difficulties, including the failure to pay us for our services. To date, several of our licensees and country representatives have had difficulty in paying their usage fees and have not paid us or have paid us at reduced rates and in cases where collectibility is not reasonably assured, we have not reflected invoices issued to such licensees and country representatives in our revenues or accounts receivable. The ability of these international licensees and country representatives to pay their obligations to us may be dependent, in many cases, upon their ability to successfully restructure their business and operations or raise additional capital. In addition, we have from time to time had disagreements with certain of our international licensees related to these operational and financial difficulties. To the extent these international licensees and country representatives are unable to reorganize and/or raise additional capital to execute their business plans on favorable terms (or are delayed in doing so), our ability to offer services internationally and recognize revenue will be impaired and our business, financial condition and results of operations may be adversely affected.

We currently are unable to offer “near-real-time” service in important regions of the world due to the absence of gateway earth stations in those areas, which is limiting our growth and our ability to compete.

Our objective is to establish a worldwide service network, either directly or through independent gateway operators, but to date we have been unable to do so in certain areas of the world and we may not succeed in doing so in the future. We have been unable to find capable independent gateway operators or otherwise obtain regulatory authorizations to install and operate gateway earth stations for several important regions and countries, including Southern Africa, India, Russia and certain parts of Southeast Asia. This could reduce overall demand for our products and services and reduce the value of our services for potential users who require service in these areas.

A natural disaster could diminish our ability to provide communications service.

Natural disasters could damage or destroy our gateway earth stations or our other ground-based facilities resulting in a disruption of service to our customers in the affected region. In addition, the collateral effects of such natural disasters could impair the functioning of our ground equipment. If a natural disaster were to impair or destroy any of our ground facilities, we might be unable to provide service to our customers in the affected area for a period of time. Even if the gateway earth stations are not affected by natural disasters, our service could be disrupted if a natural disaster damages wireline or terrestrial wireless networks that we utilize, or disrupts our ability to connect to those networks. Such failure or service disruptions could harm our business and results of operations.

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

There are currently three manufacturers of subscriber communicators, including Stellar, Quake Global, Inc., or Quake, and Mobile Applitech. In addition, Wavecom is manufacturing a model of dual-mode subscriber communicator (GSM cellular and ORBCOMM) based on a licensing arrangement with Mobile Applitech with respect to the ORBCOMM communications component. If our agreements with third party manufacturers, including our subscriber communicator manufacturing agreements with Quake or Mobile Applitech are terminated or expire, our search for additional or alternate manufacturers could result in significant delays in customers activating subscriber communicators on our communications system, added expense for our customers and our inability to maintain or expand our customer base.

We depend on recruiting and retaining qualified personnel and our inability to do so would seriously harm our business.

Because of the technical nature of our services and the market in which we compete, our success depends on the continued services of our key personnel, including certain of our engineering personnel, and our ability to attract and retain qualified personnel. The loss of the services of one or more of our key employees or our inability to attract, retain and motivate qualified personnel could have a material adverse effect on our ability to operate our business and our financial condition and results of operations. We do not have key-man life insurance policies covering any of our executive officers or key technical personnel. Competitors and others have in the past, and may in the future, attempt to recruit our employees. The available pool of individuals with relevant experience in the satellite industry is limited, and the process of identifying and recruiting personnel with the skills necessary to operate our system can be lengthy and expensive. In addition, new employees generally require substantial training, which requires significant resources and management attention. Even if we invest significant resources to recruit, train and retain qualified personnel, we may not be successful in our efforts.

Our management team is subject to a variety of demands for its attention and rapid growth and litigation could further strain our management and other resources and have a material adverse effect on our business, financial condition and results of operations.

We currently face a variety of challenges, including maintaining the infrastructure and systems necessary for us to operate as a public company, addressing our pending litigation matters and managing the growth of our business. Our recent growth and expansion has increased the responsibilities of our management team. Any litigation, regardless of the merit or resolution, could be costly and divert the efforts and attention of our management. As we continue to expand, we may further strain our management and other resources. Our failure to meet these challenges as a result of insufficient management or other resources could have a material adverse effect on our business, financial condition and results of operations.

We may be subject to litigation proceedings that could adversely affect our business.

We may be subject to legal claims or regulatory matters involving stockholder, consumer, antitrust and other issues. We and certain of our officers have been named as defendants in a class action lawsuit claiming, among other things, material misstatements or omissions in our registration statement related to our initial public offering in November 2006. We and the other named defendants agreed in principle to settle the action, while continuing to deny any liability for these claims, for a payment of $2.5 million to be paid entirely by our insurer providing directors and officers liability coverage for the claims asserted in the litigation. The agreement remains subject to final negotiated documentation executed by the parties and approval by the United States District Court for the District of New Jersey. Litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include money damages. If an unfavorable ruling were to occur, it could have a material adverse effect on our business and results of operations for the period in which the ruling occurred or future periods.

Our business is characterized by rapid technological change and we may not be able to compete with new and emerging technologies.

We operate in the telecommunications industry, which is characterized by extensive research and development efforts and rapid technological change. New and advanced technology which can perform essentially the same functions as our service (though without global coverage), such as digital cellular networks (GSM and 3G), direct broadcast satellites, and other forms of wireless transmission, are in various stages of development by others in the industry. These technologies are being developed, supported and rolled out by entities that may have significantly greater resources than we do. These technologies could adversely impact the demand for our services. Research and development by others may lead to technologies that render some or all of our services non-competitive or obsolete in the future.

Because we operate in a highly regulated industry, we may be subjected to increased regulatory restrictions which could disrupt our service or increase our operating costs.

System operators and service providers are subject to extensive regulation under the laws of various countries and the rules and policies they adopt. These rules and policies, among other things, establish technical parameters for the operation of facilities and subscriber communicators, determine the permissible uses of facilities and subscriber communicators, and establish the terms and conditions pursuant to which our international licensees and country representatives operate their facilities, including certain of the gateway earth stations and gateway control centers in our system. These rules and policies may also require our international licensees and country representatives to cut-off the data passing through the gateway earth stations or gateway control centers without notifying us or our end-users, significantly disrupting the operation of our communications system. These rules and policies may also impose regulatory constraints on the use of subscriber communicators within certain countries or territories. International and domestic licensing and certification requirements may cause a delay in the marketing of our services and products, may impose costly fees and procedures on our international licensees and country representatives, and may give a competitive advantage to larger companies that compete with our international licensees and country representatives. Possible future changes to regulations and policies in the countries in which we operate may result in additional regulatory requirements or restrictions on the services and equipment we provide, which may have a material adverse effect on our business and operations. Although we believe that we or our international licensees and country representatives have obtained all the licenses required to conduct our business as it is operated today, we may not be able to obtain, modify or maintain such licenses in the future. Moreover, changes in international or domestic licensing and certification requirements may result in disruptions of our communications services or alternatively result in added operational costs, which could harm our business. Our use of certain orbital planes and radio frequency assignments, as licensed by the FCC, is subject to the frequency coordination and registration process of the ITU. In the event disputes arise during coordination, the ITU’s radio regulations do not contain mandatory dispute resolution or enforcement mechanisms and neither the ITU specifically, nor does international law generally, provide clear remedies in this situation. Finally, our business could be adversely affected by the adoption of new laws, fees, policies or regulations, or changes in the interpretation or application of existing laws, fees, policies and regulations that modify the present regulatory environment, including with respect to prohibiting or limiting the distribution of real or near-real-time AIS data.

Our business relies on our ability to maintain our FCC licenses.

Our FCC licenses — a license for the satellite constellation, separate licenses for the four U.S. gateway earth stations and a blanket license for the subscriber communicators — are subject to revocation if we fail to satisfy certain conditions or to meet certain prescribed milestones. Our FCC satellite constellation license is valid until April 2025 and authorizes the continued operation of the first generation ORBCOMM satellites, the construction, launch and operation of a total of 24 ORBCOMM next-generation satellites, as well any required construction, launch an operation during the term of the license of additional technically identical replacement satellites. The U.S. gateway earth station and subscriber communicator licenses will expire in 2020. Renewal applications for the gateway earth station and subscriber communicator licenses must be filed between 30 and 90 days prior to expiration. Although the FCC has been positively disposed thus far towards granting our applications for license renewals, there can be no assurance that the FCC will in fact renew our FCC licenses in the future. Additionally, there can be no assurance that, to the extent that any modification of our FCC licenses may be required in the future to address changed circumstances, that any related FCC applications we may file will be granted on a timely basis, or at all. If the FCC revokes or fails to renew our FCC licenses, or does not grant any future application we file to modify one or more of our licenses, or if we fail to satisfy any of the conditions of our FCC licenses, any such circumstance could have a material adverse impact on our business. Finally, our business could be adversely affected by the adoption of new laws, policies or regulations, or changes in the interpretation or application of existing laws, policies and regulations that modify the present regulatory environment.

Our business would be harmed if our international licensees and country representatives fail to acquire and retain all necessary regulatory approvals.

Our business is affected by the regulatory authorities of the countries in which we operate. Due to foreign ownership restrictions in various jurisdictions around the world, obtaining and maintaining local regulatory approval for operation of our system is the responsibility of our international licensees and/or country representatives in each of these licensed territories. In addition, in certain countries regulatory frameworks may be rudimentary or in an early stage of development, which can make it difficult or impossible to license and operate our system in such jurisdictions. There can be no assurance that our international licensees, our country representatives and/or us will be successful in obtaining or maintaining any additional approvals that may be desirable and, if these efforts are not successful, we will be unable to provide service in such countries. Our inability to offer service in one or more important new markets, particularly in China or India, could have a negative impact on our ability to generate more revenue and could diminish our business prospects.

There are numerous risks inherent to our international operations that are beyond our control.

International telecommunications services are subject to country and region risks. Most of our coverage area and some of our subsidiaries are outside the United States. As a result, we are subject to certain risks on a country-by-country or region-by-region basis, including changes in domestic and foreign government regulations and telecommunications standards, licensing requirements, tariffs or taxes and other trade barriers, exchange controls, expropriation, and political and economic instability, including fluctuations in the value of foreign currencies which may make payment in U.S. dollars more expensive for foreign customers or payment in foreign currencies less valuable for us. Certain of these risks may be greater in developing countries or regions, where economic, political or diplomatic conditions may be significantly more volatile than those commonly experienced in the United States and other industrialized countries.

We do not currently maintain in-orbit or other insurance for our satellites other than with respect to the Coast Guard demonstration satellite and five quick-launch satellites, which expires on June 19, 2009.

Other than with respect to the Coast Guard demonstration satellite and five quick-launch satellites, we do not currently maintain in-orbit insurance coverage for our satellites to address the risk of potential systemic anomalies, failures or catastrophic events affecting the existing satellite constellation. We obtained in-orbit insurance for the Coast Guard demonstration and five quick-launch satellites for total loss or constructive total loss as defined under the terms of the policy to the extent the event giving rise to such loss occurs between launch and June 19, 2009. No claim is payable under our insurance coverage for the first satellite to suffer a total loss or constructive total loss. We do not expect to extend this policy and this insurance may not be sufficient to compensate us for the losses we may suffer due to applicable deductions and exclusions.

We may obtain launch insurance for the launch of our next-generation satellites. However, any determination as to whether we procure insurance, including in-orbit and launch insurance, will depend on a number of factors, including the availability of insurance in the market and the cost of available insurance. We may not be able to obtain insurance at reasonable costs. Even if we obtain insurance, it may not be sufficient to compensate us for the losses we may suffer due to applicable deductions and exclusions.

The price, terms and availability of insurance have fluctuated significantly since we began offering commercial satellite services. The cost of obtaining insurance can vary as a result of either satellite failures or general conditions in the insurance industry. Insurance policies on satellites may not continue to be available on commercially reasonable terms, or at all. In addition to higher premiums, insurance policies may provide for higher deductibles, shorter coverage periods and additional satellite health-related policy exclusions. An uninsured failure of one or more of our satellites could have a material adverse effect on our financial condition and results of operations. In addition, higher premiums on insurance policies would increase our costs, thereby reducing our operating income by the amount of such increased premiums.

Even where we have obtained in-orbit insurance for a satellite, this insurance coverage will not protect us against all losses that might arise as a result of a satellite failure. Our current in-orbit insurance policies contain, and any future policies can be expected to contain, specified exclusions and material change limitations customary in the industry at the time the policy is written. These exclusions typically relate to losses resulting from acts of war, insurrection or military action, government confiscation, as well as lasers, directed energy beams, or nuclear or anti-satellite devices or radioactive contamination.

In addition, should we wish to launch a spare satellite to replace a failed operational satellite, the timing of such launch will be dependent on prior commitments made by potential suppliers of launch services to other satellite operators. Our insurance does not protect us against lost or delayed revenue, business interruption or lost business opportunities.

We do not maintain third-party liability insurance with respect to our satellites. Accordingly, we have no insurance to cover any third-party damages that may be caused by any of our satellites.

If we experience significant uninsured losses, such events could have a material adverse impact on our business, financial condition and results of operations.

Our business relies on intellectual property, some of which third parties own, and we may inadvertently infringe upon their patents and proprietary rights.

Many entities, including some of our competitors, currently (or may in the future) hold patents and other intellectual property rights that cover or affect products or services related to those that we offer. We cannot assure you that we are aware of all intellectual property rights that our products may infringe upon. In general, if a court were to determine that one or more of our products infringes upon intellectual property held by others, we may be required to cease developing or marketing those products, to obtain licenses from the holders of the intellectual property, or to redesign those products in such a way as to avoid infringing upon others’ patents. We cannot estimate the extent to which we may be required in the future to obtain intellectual property licenses, or the availability and cost of any such licenses. To the extent that we are required to pay royalties to third parties to whom we are not currently making payments, these increased costs of doing business could negatively affect our profitability or liquidity.

If a competitor holds intellectual property rights, it may not allow us to use its intellectual property at any price, which could adversely affect our competitive position.

If we become subject to unanticipated foreign tax liabilities, it could materially increase our costs.

We operate in various foreign tax jurisdictions. We believe that we have complied in all material respects with our obligations to pay taxes in these jurisdictions. However, our position is subject to review and possible challenge by the taxing authorities of these jurisdictions. If the applicable taxing authorities were to challenge successfully our current tax positions, or if there were changes in the manner in which we conduct our activities, we could become subject to material unanticipated tax liabilities. We may also become subject to additional tax liabilities as a result of changes in tax laws, which could in certain circumstances have a retroactive effect.

Risks Related to our Technology

We do not currently have back-up facilities for our network control center. In the event of a general failure at our network control center, our system will be disrupted and our operations will be harmed.

The core control segment of our system is housed at our primary ISP providers’, data center located in Sterling, Virginia. We currently do not have back-up facilities for certain essential command and control functions that are performed by our network control center, and as a result, our system and business operations remain vulnerable to the possibility of a failure at our network control center. There would be a severe disruption to the functionality of our system in the event of a failure at our network control center. Although we plan to install a back-up network control center in 2009, there can be no assurance that we will be able to complete the installation on a timely basis or that such a back-up network would eliminate disruption to our system in the event of a failure.

New satellites are subject to launch failures, delays and cost overruns, the occurrence of which can materially and adversely affect our operations.

Satellites are subject to certain risks related to failed or delayed launches. Launch failures result in significant delays in the deployment of satellites because of the need both to construct replacement satellites, and to obtain other launch opportunities. Launch delays can be caused by a number of factors, including delays in manufacturing satellites, preparing satellites for launch, securing appropriate launch vehicles or obtaining regulatory approvals. We intend to conduct various satellite launches for our next-generation satellites commencing in 2011 to replenish existing satellites and to augment the existing constellation in order to expand the messaging capacity of our network and improve the service level of our network. Any launch failures of our additional satellites could result in delays of at least six to nine months from the date of the launch failure until additional satellites under construction are completed and their launches are achieved. Such delays would have a negative impact on our future growth and would materially and adversely affect our business, financial condition and results of operations.

Our satellites have a limited operating life. If we are unable to deploy replacement satellites, our services will be harmed.

The majority of our first-generation satellites were placed into orbit between 1997 and 1999. Our first-generation satellites have an average operating life of approximately nine to twelve years after giving effect to certain operational changes and software updates. On June 19, 2008, we launched five of the six quick-launch satellites together with our Coast Guard demonstration satellite in a single mission to supplement and ultimately replace our existing Plane A satellites and we plan launch our next-generation satellites commencing in 2011. In addition to supplementing and replacing our first-generation satellites, these satellites have also expanded the capacity of our communications system. We anticipate using cash and cash equivalents on hand and funds generated from operations to pay for costs relating to future satellites.

We are dependent on a limited number of suppliers to provide the payload, bus and launch vehicle for our next-generation satellites and any delay or disruption in the supply of these components and related services will adversely affect our ability to replenish our satellite constellation and adversely impact our business, financial condition and results of operations.

In 2008, we entered into an agreement with Sierra Nevada Corporation to design and manufacture 18 next-generation satellites. In addition, we will need to enter into arrangements with outside suppliers to provide the launch vehicles to launch these satellites. Our reliance on these suppliers for their services involves significant risks and uncertainties, including whether our suppliers will provide an adequate supply of required components of sufficient quality, will charge the agreed upon prices for the components or will perform their obligations on a timely basis. If any of our suppliers becomes financially unstable, we may have to find a new supplier. There are a limited number of suppliers for communication satellite components and related services and the lead-time required to qualify a new supplier may take several months. There are only a limited number of suppliers to launch our satellites. There is no assurance that a new supplier will be found on a timely basis, or at all, if any one of our suppliers ceases to supply their services for our satellites or cease to provide launch services.

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

Satellites utilize highly complex technology and operate in the harsh environment of space and, accordingly, are subject to significant operational risks while in orbit. These risks include malfunctions, or “anomalies”, that may occur in our satellites. Some of the principal satellite anomalies include:

•	Mechanical failures due to manufacturing error or defect, including:

•	Mechanical failures that degrade the functionality of a satellite, such as the failure of solar array panel deployment mechanisms;

•	Antenna failures that degrade the communications capability of the satellite;

•	Circuit failures that reduce the power output of the solar array panels on the satellites;

•	Failure of the battery cells that power the payload and spacecraft operations during daily solar eclipse periods;

•	Power system failures that result in a shut-down or loss of the satellite;

•	Attitude control system failures that degrade or cause the inoperability of the satellite;

•	Transmitter or receiver failures that degrade or cause the inability of the satellite to communicate with subscriber communicator units or gateway earth stations

•	Communications system failures that affect overall system capacity; and

•	Satellite computer or processor failures that impair or cause the inoperability of the satellites.

•	Equipment degradation during the satellite’s lifetime, including:

•	Degradation of the batteries’ ability to accept a full charge;

•	Degradation of solar array panels due to radiation; and

•	General degradation resulting from operating in the harsh space environment.

•	Deficiencies of control or communications software, including:

•	Failure of the charging algorithm that may damage the satellite’s batteries;

•	Problems with the communications and messaging servicing functions of the satellite; and

•	Limitations on the satellite’s digital signal processing capability that limit satellite communications capacity.

We have experienced, and may in the future experience, anomalies in some of the categories described above, including with respect to the Coast Guard demonstration satellite and five quick-launch satellites. See “The ORBCOMM Communications System — System Status — Satellite Replenishment”. The successful operation of the Coast Guard demonstration satellite and the remaining deployed quick-launch satellites is important to us to test and ultimately to leverage our work with AIS to then resell AIS data collected by our satellites, as well as to augment our current satellite constellation. In addition, these new satellites are intended to supplement and ultimately replace our existing Plane A satellites and is important to maintain adequate service levels and to provide additional capacity for future subscriber growth. A failure of either our Coast Guard demonstration satellite or any of our remaining deployed quick-launch satellites could materially adversely affect our business, financial condition and results of operations. In addition, the failure of a satellite that has not been fully depreciated such as the Coast Guard demonstration or a quick-launch satellite could require that we record an impairment charge reflecting the satellite’s net book value.

The effects of these anomalies include, but are not limited to, degraded communications performance, reduced power available to the satellite in sunlight and/or eclipse, battery overcharging or undercharging and limitations on satellite communications capacity. Some of these effects may be increased during periods of greater message traffic and could result in our system requiring more than one attempt to send messages before they get through to our satellites. Although these effects do not result in lost messages, they could lead to increased messaging latencies for the end-user and reduced throughput for our system. See “The ORBCOMM Communications System — System Status — Network Capacity” for a description of our network capacity. While we have already implemented a number of system adjustments we cannot assure you that these actions will succeed or adequately address the effects of any anomalies in a timely manner or at all.

A total of 35 satellites were launched by ORBCOMM Global L.P. and of these, a total of 27 remain operational. Our Plane F polar satellite, one of the original prototype first generation satellites launched in 1995, was retired in April 2007 due to intermittent service. Two additional satellites (one from each of Plane B and Plane D) were retired in 2008 also due to intermittent service. The other five satellites that are not operational experienced failures early in their lifetime and the previous mission ending satellite failure affecting our system occurred in October 2000, prior to our acquisition of the satellite constellation. The absence of these eight satellites can increase system latency and decrease overall capacity, although these system performance decreases have not materially affected our business, as our business model already reflects the fact that we acquired only 30 operational satellites in 2001. While certain software deficiencies may be corrected remotely, most, if not all, of the satellite anomalies or debris collision damage cannot be corrected once the satellites are placed in orbit. See “The ORBCOMM Communications System — System Status — Satellite Health” for a description of the operational status and anomalies that affect our satellites. We may experience additional anomalies in the future, whether of the types described above or arising from the failure of other systems or components, and operational redundancy may not be available upon the occurrence of such an anomaly.

All operational satellites are subject to the possibility to be impacted by space debris or another spacecraft.

Collisions with space debris or other spacecraft, could materially affect system performance and our business. Our spacecraft do not have the ability to actively maneuver to avoid potential impact by space debris or other satellites. On February 10, 2009 a satellite owned by Iridium Satellite LLC and Russia’s Cosmos collided in an orbital altitude similar to ours causing an increase in risk of space debris damaging or interfering with the operation of our satellites.

Technical or other difficulties with our gateway earth stations could harm our business.

Our system relies in part on the functionality of our gateway earth stations, some of which are owned and maintained by third parties. While we believe that the overall health of our gateway earth stations remains stable, we may experience technical difficulties or parts obsolescence with our gateway earth stations which may negatively impact service in the region covered by that gateway earth station. Certain problems with these gateway earth stations can reduce their availability and negatively impact the performance of our system in that region. For example, the owner of the Malaysian gateway earth station has been unable to raise sufficient capital to properly maintain this gateway earth station. We are also experiencing commercial disputes with the entities that own the gateway earth stations in Korea and Kazakhstan. In addition, due to regulatory and licensing constraints in certain countries in which we operate, we are unable to wholly-own or majority-own some of the gateway earth stations in our system located outside the United States. As a result of these ownership restrictions, we rely on third parties to own and operate some of these gateway earth stations. If our relationship with these third parties deteriorates or if these third parties are unable or unwilling to bear the cost of operating or maintaining the gateway earth stations, or if there are changes in the applicable domestic regulations that require us to give up any or all of our ownership interests in any of the gateway earth stations, our control over our system could be diminished and our business could be harmed.

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

The trading price of our common stock has been and may continue to be volatile and purchasers of our common stock could incur substantial losses. Further, our common stock has a limited trading history. Factors that could affect the trading price of our common stock include:

•	liquidity of the market in, and demand for, our common stock;

•	changes in expectations as to our future financial performance or changes in financial or subscriber growth estimates, if any, of market analysts;

•	actual or anticipated fluctuations in our results of operations, including quarterly results;

•	our financial or subscriber growth performance failing to meet the expectations of market analysts or investors;

•	our ability to raise additional funds to meet our capital needs;

•	the outcome of any litigation by or against us, including any judgments favorable or adverse to us;

•	conditions and trends in the end markets we serve and changes in the estimation of the size and growth rate of these markets;

•	announcements relating to our business or the business of our competitors;

•	investor perception of our prospects, our industry and the markets in which we operate;

•	changes in our pricing policies or the pricing policies of our competitors;

•	loss of one or more of our significant customers;

•	changes in governmental regulation;

•	changes in market valuation or earnings of our competitors;

•	investor perception of and confidence in capital markets and equity investments; and

•	general economic conditions.

In addition, the stock market in general, and The Nasdaq Global Market and the market for telecommunications companies in particular, have experienced and continue to experience extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of particular companies affected. These broad market and industry factors may materially harm the market price of our common stock, regardless of our operating performance.

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

The trading market for our common stock will continue to depend in part on the research and reports that securities or industry analysts publish about us or our business. In 2008, two securities firms ceased providing research coverage of our Company and our business. If we do not continue to maintain adequate research coverage or if one or more of the analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline.

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

If persons engage in short sales of our common stock, the price of our common stock may decline.

Selling short is a technique used by a stockholder to take advantage of an anticipated decline in the price of a security. A significant number of short sales or a large volume of other sales within a relatively short period of time can create downward pressure on the market price of a security. Further sales of common stock could cause even greater declines in the price of our common stock due to the number of additional shares available in the market, which could encourage short sales that could further undermine the value of our common stock. Holders of our securities could, therefore, experience a decline in the value of their investment as a result of short sales of our common stock.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We currently sublease approximately 7,000 and 1,400 square feet of office space in Fort Lee, New Jersey and Tokyo, Japan and lease approximately 32,000 square feet of office space in Dulles, Virginia. In addition, we currently own and operate seven gateway earth stations at the following locations, four situated on owned real property and three on real property subject to leases:

Gateway	Real Property Owned or Leased	Lease Expiration

St. John’s, Arizona	Owned	n/a
Arcade, New York	Owned	n/a
Curaçao, Netherlands Antilles	Owned	n/a
Rutherglen Vic, Australia	Owned	n/a
Ocilla, Georgia	Leased	March 12, 2013
Kitaura-town, Japan	Leased	Month to Month
East Wenatchee, Washington	Leased	Month to Month

We currently own or lease real property sufficient for our business operations, although we may need to purchase or lease additional real property in the future.

Item 3.	Legal Proceedings

We discuss certain legal proceedings pending against the Company in the notes to the consolidated financial statements and refer you to that discussion for important information concerning those legal proceedings, including the basis for such actions and relief sought. See Note 17 to the consolidated financial statements for this discussion.

Item 4.	Submission of Matters to Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price of our Common Stock

Our common stock has traded on The Nasdaq Global Market under the symbol “ORBC”.

The following sets forth the high and low sales prices of our common stock, as reported on The Nasdaq Global Market from January 1, 2007 through December 31, 2008:

	High	Low

Year ended December 31, 2008
Quarter ended December 31, 2008	$5.14	$1.29
Quarter ended September 30, 2008	$6.86	$4.20
Quarter ended June 30, 2008	$6.87	$4.70
Quarter ended March 31, 2008	$6.38	$4.18
Year ended December 31, 2007
Quarter ended December 31, 2007	$9.46	$5.99
Quarter ended September 30, 2007	$17.13	$7.11
Quarter ended June 30, 2007	$17.41	$11.51
Quarter ended March 31, 2007	$14.23	$8.80

As of March 6 2009 , there were 557 holders of record of our common stock.

Use of Proceeds from Initial Public Offering

On November 2, 2006, the SEC declared effective our Registration Statement on Form S-1 (Registration No. 333-134088), relating to our initial public offering. After deducting underwriters’ discounts and commissions and other offering costs, our net proceeds were approximately $68.3 million. We intend to use the remaining net proceeds from our initial public offering to provide working capital and fund capital expenditures, primarily related to the deployment of additional satellites, which are comprised of our next-generation satellites. As of December 31, 2008, we have used $58.6 million for such purposes. Pending such uses, we are investing the remaining net proceeds in short-term interest bearing cash equivalents.

Exercise of Warrants

During the year ended December 31, 2008, we issued 106,146 shares of common stock upon the exercise of warrants at per share exercise prices ranging from $2.33 to $3.38. We received gross proceeds of $0.3 million from the exercise of these warrants. In addition, we issued 46,643 shares of common stock upon the cashless exercise of warrants to purchase 86,123 common shares with per share exercise prices ranging from $2.33 to $3.38.

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

Securities Authorized for Issuance under Equity Compensation Plans

Reference is made to “Equity Compensation Plan Information,” in our 2009 Proxy Statement for our 2009 annual meeting of stockholders, which information is hereby incorporated by reference.

Stock Performance Graph

The graph set forth below compares the cumulative total shareholder return on our common stock between November 3, 2006 (the date of our initial public offering) and December 31, 2008, with the cumulative total result of (i) the Russell 2000 Index and (ii) the NASDAQ Telecommunications Index, over the same period. This graph assumes the investment of $100 on November 3, 2006 in our common stock, the Russell 2000 Index and the NASDAQ Telecommunications Index, and assumes the reinvestment of dividends, if any. The graph assumes the initial value of our common stock on November 3, 2006 was the closing sales price of $7.75 per share.

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

COMPARISON OF 26 MONTH CUMULATIVE TOTAL RETURN*
Among ORBCOMM Inc., The Russell 2000 Index
And The NASDAQ Telecommunications Index

*$100 invested on 11/3/06 in stock or 10/31/06 in index-including reinvestment of dividends. Fiscal year ending December 31.

	11/06	12/06	12/07	12/08
ORBCOMM Inc.	$100.00	$113.81	$81.16	$27.87
Russell 2000	100.00	102.97	101.36	67.11
NASDAQ Telecommunications	100.00	108.16	111.43	64.58

Item 6.	Selected Consolidated Financial Data

The following selected consolidated financial data should be read together with the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes which are included elsewhere in this Annual Report on Form 10-K. We have derived the consolidated statement of operations data for the years ended December 31, 2008, 2007 and 2006 and the consolidated balance sheet data as of December 31, 2008 and 2007 from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. We have derived the consolidated statement of operations data for the years ended December 31, 2005 and 2004 and the consolidated balance sheet data as of December 31, 2006, 2005 and 2004 from our audited consolidated financial statements, which are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of future results of operations.

	Years Ended December 31,
Consolidated Statement of Operations Data:	2008	2007	2006(1)	2005	2004
	(In thousands, except per share data)

Service revenues	$23,812	$17,717	$11,561	$7,804	$6,479
Product sales	6,280	10,435	12,959	7,723	4,387

Total revenues	30,092	28,152	24,520	15,527	10,866

Costs and expenses:
Costs of services	9,800	7,990	8,714	6,223	5,884
Costs of product sales	6,110	10,078	12,092	6,459	4,921
Selling, general and administrative	18,927	17,687	15,731	9,344	8,646
Product development	1,122	1,060	1,814	1,341	778
Gains on customer claims settlements	(1,368)	—	—	—	—

Total costs and expenses	34,591	36,815	38,351	23,367	20,229

Loss from operations	(4,499)	(8,663)	(13,831)	(7,840)	(9,363)
Other income (expense), net	558	5,074	2,616	(1,258)	(3,026)
Pre-control earnings of consolidated subsidiary	(128)	—	—	—	—
Minority interest	(471)	—	—	—	—

Net loss	$(4,540)	$(3,589)	$(11,215)	$(9,098)	$(12,389)

Net loss applicable to common shares	$(4,540)	$(3,589)	$(29,646)	(14,248)	(14,535)

Net loss per common share:
Basic and diluted	$(0.11)	$(0.09)	$(2.80)	(2.51)	(2.57)
Weighted average common shares outstanding:
Basic and diluted	41,984	39,706	10,601	5,683	5,658

	As of December 31,
Consolidated Balance Sheet Data:	2008	2007	2006(1)	2005	2004
	(In thousands)

Cash and cash equivalents	$75,370	$115,587	$62,139	$68,663	$3,316
Marketable securities	—	—	38,850	—	—
Working capital	65,236	106,716	100,887	65,285	8,416
Satellite network and other equipment, net	93,290	49,704	29,131	7,787	5,243
Intangible assets,net	4,086	5,572	7,058	4,375	—
Total assets	191,367	181,823	148,093	89,316	20,888
Note payable — related party	1,244	1,170	879	594	—
Convertible redeemable preferred stock	—	—	—	112,221	38,588
Stockholders’ equity (deficit)	161,605	160,849	128,712	(42,654)	(28,833)

(1)	On November 8, 2006, we completed our initial public offering of 9,230,800 shares of common stock at a price of $11.00 per share. After deducting underwriting discounts and commissions and offering expenses we received proceeds of approximately $89.5 million. From these net proceeds we paid accumulated and unpaid dividends totaling $7.5 million to the holders of Series B preferred stock, a $3.6 million contingent purchase price payment relating to the acquisition of our interest in Satcom International Group plc and $10.1 million to the holders of Series B preferred stock in connection with obtaining consents required for the conversion of the Series B preferred stock into common stock. All outstanding shares of Series A and B preferred stock automatically converted into 21,383,318 shares of common stock.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and Notes which appear elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated in these forward- looking statements as a result of various factors, including those set forth in Part I, Item 1A.“Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

Overview

We operate a global commercial wireless messaging system optimized for narrowband communications. Our system consists of a global network of 27 low-Earth orbit, or LEO, satellites and accompanying ground infrastructure. Our two-way communications system enables our customers and end-users, which include large and established multinational businesses and government agencies, to track, monitor, control and communicate cost-effectively with fixed and mobile assets located anywhere in the world. In 2008, one of our Plane D satellites, which had limited availability and a battery anomaly preventing nighttime operation, is no longer providing regular operational service although it may continue to provide operational service on a limited basis. The remaining five Plane D satellites have been repositioned to minimize coverage gaps that impact system latency and overall capacity. In addition, one of our Plane B satellites is no longer providing operational service. The remaining seven Plane B satellites have been repositioned to minimize coverage gaps that impact system latency and overall capacity. Our Plane F polar satellite, one of the original prototype first generation satellites launched in 1995, was retired in April 2007, due to intermittent service, without any material impact on our service. Prior to such retirements, a failure occurred in October 2000, prior to our acquisition of the satellite constellation in 2001, when a satellite experienced a processor malfunction. These failures are less than anticipated failure rates and demonstrate the benefits of a distributed satellite system architecture like ours. We do not expect the absence of these satellites to materially affect its business. These satellites are fully depreciated.

In 2007, we began providing terrestrial-based cellular communication services through reseller agreements with major cellular wireless providers. These services commenced in the third quarter of 2007 and revenues from such services were not significant in 2007. These terrestrial-based communication services enable our customers who have higher bandwidth requirements to receive and send messages from communication devices based on terrestrial-based technologies using the cellular provider’s wireless network as well as from dual-mode devices combining our satellite subscriber communicators with devices for terrestrial-based technologies. As a result, our customers are now able to integrate into their applications a terrestrial communications device that will allow them to add messages, including data intensive messaging from the cellular providers’ wireless network.

Our products and services enable our customers and end-users to enhance productivity, reduce costs and improve security through a variety of commercial, government, and emerging homeland security applications. We enable our customers and end-users to achieve these benefits using a single global technology standard for machine-to-machine and telematic, or M2M, data communications. Our customers have made significant investments in developing ORBCOMM-based applications. Examples of assets that are connected through our M2M data communications system include trucks, trailers, railcars, containers, heavy equipment, fluid tanks, utility meters, pipeline monitoring equipment, marine vessels, and oil wells. Our customers include original equipment manufacturers, or OEMs, such as Caterpillar, Hitachi, Komatsu Ltd., and Volvo Construction Equipment, IVARs, such as GE, VARs, XATA Corporation and American Innovations, Ltd., and government agencies, such as the U.S. Coast Guard.

The recent global economic conditions, including concerns about a global economic recession, along with unprecedented credit and capital constraints in the capital markets and deteriorations of financial institutions have created a challenging economic environment leading to a lack of customer confidence. Our worldwide operations and performance depend significantly on global economic conditions and their impact on our customers decisions to purchase our services and products. Economic conditions have worsened significantly in many parts of the world, and may remain weak or even deteriorate further in the foreseeable future. The worldwide economic turmoil may have a material adverse effect on our operations and financial results, and we may be unable to predict the scope and magnitude of its effects on our business. VARs and end users in any of our target markets, including in commercial transportation and heavy equipment, have and may experience unexpected fluctuations in demand for their products, as our end users alter purchasing activities in response to this economic volatility. Our customers may change or scale back product development efforts, the roll-out of service applications, product purchases or other sales activities that affect purchases of our products and services, and this could adversely affect the amount and timing of revenue for the long-term future, leaving us with limited visibility in the revenue we can anticipate in any given period. These economic conditions also affect our third party manufacturers, and if they are unable to obtain the necessary capital to operate their business, this may also impact their ability to provide the subscriber communicators that our end-users need, or may adversely affect their ability to provide timely services or to make timely deliveries of products or services to our end-users.

In the fourth quarter of 2008, we experienced a slowing of demand by several VARs across our core markets. It is currently unclear as to what overall effect these economic conditions and uncertainties will have on our existing customers and core markets, and future business with existing and new customers in our current and future markets.

As of December 31, 2008, we had approximately 460,000 billable subscriber communicators activated on our communications system compared to approximately 351,000 billable subscriber communicators as of December 31, 2007, an increase of approximately 31.0%.

Satellite replenishment

On June 19, 2008, the Coast Guard demonstration satellite and five quick-launch satellites were successfully launched. Due to delays associated with the construction of the final quick-launch satellite, we are retaining it for future deployment. Each of the satellites successfully separated from the launch vehicle in the proper orbit and is undergoing in-orbit testing and final positioning. The majority of in-orbit testing of the payload subsystems has been completed to verify proper operation of the subscriber links, gateway links and AIS payload functionality. As a result of on-going in-orbit testing of these satellites, our satellite providers are investigating the lower than nominal gateway transmission power on one satellite, lower than expected nominal subscriber transmission on one satellite, intermittent computer resets on one satellite and outages to the reaction wheel components of the attitude control system on each of the satellites. The satellite with the lower than expected subscriber transmission has been reprogrammed to operate in a mode which utilizes the gateway transmission for subscriber messaging traffic. The satellite with intermittent flight computer resets is being reprogrammed to use a redundant receiver to perform the flight computer functions. Two satellites have experienced unrecovered outages of the redundant reaction wheels and four of the new satellites have experienced an unrecovered outage to both a redundant and a non-redundant reaction wheel which results in the satellites not pointing towards the sun and the earth as expected. Unless resolved, the result of this pointing error would be reduced power generation and reduced communications capabilities. While OHB the satellite bus manufacturer continues its efforts to correct and develop alternate operational procedures to satisfactorily mitigate the effect of these anomalies, there can be no assurance in this regard. We are unable to quantify the impact, if any, that these anomalies will have on the expected useful life and communication capabilities of the satellites until the in-orbit testing is completed and more information about the root cause of the anomalies becomes available.

On February 22, 2009, one quick-launch satellite experienced a power system anomaly that subsequently resulted in a loss of contact with the satellite by both our ground control systems and the ground control systems of the company providing in-orbit monitoring and testing, KB Polyot-Joint Stock Company, a provider of sub-contracting services to OHB. We continue our efforts to re-establish contact with the satellite, but to date have not been successful. After consultation with OHB and our own engineers, we believe that after such an extended period of no communication with the satellite, it is unlikely that the satellite will be recovered. We conducted post-loss data analysis to better understand the causes of the power systems anomaly and resulting loss of contact with the satellite. The analysis is focused on power system components that may have contributed to the power system anomaly. The other quick-launch satellites have experienced outages of redundant power system components that are being investigated. Both we and OHB will continue to conduct this post-loss data analysis to determine the root cause and establish operational procedures, if any, to mitigate the risk of a similar anomaly from occurring on the remaining four quick-launch satellites, which are of the same design or the Coast Guard demonstration satellite which is of a similar design. During this process, we will continue the in-orbit testing of the remaining quick-launch and Coast Guard demonstration satellites thereby extending the time before these satellites can be placed in operational service. We are unable to quantify the likelihood that this anomaly will occur, if at all, on the other quick-launch or Coast Guard demonstration satellites or the impact, if any, that this potential anomaly will have on the expected useful life and communications capabilities of these satellites until the in-orbit testing is completed and more information about the root cause of the anomaly becomes available.

The loss of one quick-launch satellite is not expected to have a material adverse effect on our current communications service as the satellite was only in the testing phase and not in regular operational service. Furthermore, we do not expect the loss of this one satellite from the orbital plane of six satellites to have a material adverse effect on our ability to provide communications service in the future, based on a preliminary post-loss engineering analysis. Each of the quick-launch and Coast Guard demonstration satellites is equipped with an AIS payload and we believe the loss of one satellite will not adversely impact our current AIS service in any material respect, as the other satellites provide redundant capabilities to the AIS data service.

We have in-orbit insurance that under certain circumstances covers the total loss or constructive total loss of the Coast Guard demonstration and quick-launch satellites. The in-orbit insurance is subject to certain exclusions including a deductible under which no claim is payable under the policy in respect of the first satellite to suffer a constructive total loss or total loss. We are working with its insurance carriers to determine to what extent, if any, the in-orbit insurance will offset the impairment in value resulting from the loss of the quick-launch satellite or otherwise result in insurance proceeds arising from the disclosed anomalies on the Coast Guard demonstration and remaining quick-launch satellites.

An impairment charge will be recognized in the quarter ending March 31, 2009 with respect to one of the quick-launch satellites as a result of our inability to recover the satellite after the loss of contact with the satellite. We estimate that a non-cash impairment charge to write-off the cost of the satellite of approximately $7.0 million will be reflected in our condensed consolidated financial statements in the quarter ending March 31, 2009. This amount is estimated based on currently available information and is subject to change, although we do not presently expect that the actual impairment charge will be materially different than the estimated impairment charge described above. No amount of this impairment charge represents a cash expenditure and we do not expect that any amount of this impairment charge will result in any future cash expenditures.

These satellites will be positioned to augment our existing constellation, which, upon successful completion of in-orbit testing, would increase our satellites in service to 32 and provide additional capacity and improved message delivery speeds for current and future users. In addition, these satellites are equipped with AIS payloads enabling them to receive and report AIS transmissions to be used for ship tracking and other navigational activities.

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

We consolidated the results of ORBCOMM Japan as though the controlling interest was acquired on April 1, 2008 and therefore deducted $0.1 million of ORBCOMM Japan’s earnings for the period prior to June 9, 2008 (the date we acquired our controlling interest) in our consolidated statement of operations. See Note 4 to the consolidated financial statements for further discussion.

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

The following table reconciles our net loss to EBITDA for the periods shown:

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Net loss	$(4,540)	$(3,589)	$(11,215)
Interest income	(1,599)	(5,258)	(2,582)
Interest expense	199	209	237
Depreciation and amortization	3,236	2,415	2,373

EBITDA	$(2,704)	$(6,223)	$(11,187)

EBITDA in 2008 improved by $3.5 million over 2007 including $1.2 million from ORBCOMM Japan. This improvement was due to an increase in net service revenues of $6.1 million, offset by increases in operating expenses of $0.9 million, foreign exchange currency losses of $0.8 million and minority interest and pre-control earnings of ORBCOMM Japan of $0.6 million from April 1, 2008. Operating expenses increased in 2008 primarily due to an increase in facility costs of $0.7 million and $1.0 million from ORBCOMM Japan. These increases were offset by a gain of $1.4 million primarily from the settlement of claims against ORBCOMM Japan and a $0.3 million reduction in operating expenses associated with an asset purchase option.

EBITDA in 2007 improved by $5.0 million over 2006. This improvement was due to an increase in service revenues of $6.1 million offset by an increase in operating expenses of $0.5 million. Operating expenses increased in 2007 mostly due to increases in stock-based compensation of $0.5 million.

Revenues

We derive product revenues primarily from sales of subscriber communicators to our resellers (i.e., our VARs, IVARs, international licensees and country representatives) and direct customers, as well as other products, such as subscriber communicator peripherals and other equipment such as gateway earth stations and gateway control centers to customers. During the third quarter of 2007, we began selling cellular wireless subscriber identity modules, or SIMS, (for our terrestrial-communication services) to our resellers and direct customers.

We derive service revenues from our resellers and direct customers from utilization of satellite subscriber communicators on our communications system and the reselling of airtime from the utilization of terrestrial-based subscriber communicators using SIMS on the cellular provider’s wireless networks. These service revenues generally consist of a one-time activation fee for each subscriber communicator and SIMS activated for use on our communications system and monthly usage fees. Usage fees that we charge our customers are based upon the number, size and frequency of data transmitted by the customer and the overall number of subscriber communicators and SIMS activated by each customer. Revenues for usage fees from currently billing subscriber communicators and SIMS are recognized on an accrual basis, as services are rendered, or on a cash basis, if collection from the customer is not reasonably assured at the time the service is provided. Usage fees charged to our resellers and direct customers are charged primarily at wholesale rates based on the overall number of subscriber communicators activated by them and the total amount of data transmitted. Service revenues also includes AIS data transmissions, services to the USCG (described below) and a one-time royalty fee from third parties for the use of our proprietary communications protocol, which enables subscriber communicators to connect to our M2M data communications system and fees from providing engineering, technical and management support services to customers.

During 2004, we entered into an agreement with the USCG, to design, develop, launch and operate a single satellite equipped with the capability to receive, process and forward AIS data (the “Concept Validation Project”). Under the terms of the agreement, title to the Concept Validation Project demonstration satellite remains with us, however the USCG is granted a non-exclusive, royalty free license to use the intellectual property related to the designs, processes and procedures developed under the agreement in connection with any of our future satellites that are AIS enabled. We are permitted to use the Concept Validation Project demonstration satellite to provide services to other customers. The agreement provides for post-launch maintenance and AIS data transmission services to be provided by us to the USCG for an initial term of 14 months. At its option, the USCG may elect to receive post-launch maintenance and AIS data transmission services for up to an additional 18 months subsequent to the initial term.

Costs and expenses

We own and operate a 27-satellite constellation, six of the fifteen gateway earth stations and two of the four gateway control centers. Satellite-based communications systems are typically characterized by high initial capital expenditures and relatively low marginal costs for providing service. Because we acquired substantially all of our existing satellite and network assets from ORBCOMM Global L.P. for a fraction of their original cost in a bankruptcy court-approved sale, we have benefited from lower amortization of capital costs than if the assets were acquired at ORBCOMM Global L.P.’s original cost. Our current satellites became fully depreciated during the fourth quarter of 2006. In 2008, as discussed above, under “— Overview — Revenues”, we placed the Coast Guard demonstration satellite in service. This increased equipment cost, reflected at full value, along with our planned acquisition of additional gateway earth stations and gateway control centers will cause our depreciation expense, a component of cost of services, to increase relative to the depreciation of our current communications system.

We currently anticipate that when the four quick-launch satellites are placed into service after in-orbit testing they will be depreciated over a period of ten years (other than the Coast Guard demonstration satellite which is being be depreciated over six years), representing the estimated operational lives of the satellites.

We incur engineering expenses associated with the operation of our communications system and the development and support of new applications, as well as sales, marketing and administrative expenses related to the operation of our business. As of December 31, 2008, we have 108 employees and we do not expect a significant increase in 2009.

Capital expenditures

The majority of our current fleet of satellites was put in service in the late 1990s and has an estimated operating life of approximately nine to twelve years. As discussed above, the Coast Guard demonstration satellite and five of the six quick-launch satellites were successfully launched to replace our current fleet. Each of the satellites successfully separated from the launch vehicle in the proper orbit and is undergoing in-orbit testing and positioning. In February 2009, one quick-launch satellite experienced a power system anomaly that subsequently resulted in a loss of contact with the satellite. We believe it is unlikely that the satellite will be recovered and accordingly, we will record a non-cash impairment charge to write-off the cost of the satellite of approximately $7.0 million in our condensed consolidated financial statements for the quarter ending March 31, 2009. For the year ended 2008, we spent $40.3 million on capital expenditures, of which $1.4 million was for the Coast Guard demonstration satellite, $8.7 million was for the quick-launch and $26.6 million for the next-generation satellites. For the year ended 2007, we spent $20.0 million on capital expenditures, of which $0.5 million was for the Coast Guard demonstration satellite, $16.1 million was for the quick-launch satellites. For the year ended 2006, we spent, $22.4 million on capital expenditures, of which, $17.4 was for the quick-launch and next-generation satellites.

We intend to launch our next-generation satellites with increased communications capabilities with the first of several launches commencing in 2011. Through a series of launches, we intend to replenish the existing constellation of satellites, which depending on the capabilities of the replacement satellites, which may require fewer satellites than we currently have. Flexibility in the number of satellites per launch, the number of satellites inserted into each plane and target plane will allow us to modify our plans within just a few months before launch. In addition, we have required our manufacturer for our next-generation satellites to include options to order additional satellites if the market demands such an increase or if lower latencies are required or to mitigate a launch failure.

Since 2002, we have implemented several operational changes and software demonstration updates that we believe have enhanced the expected life of the satellites. The majority of these changes focus on extending the life of the primary life limiting component — the nickel hydrogen batteries — which power the satellites.

Critical Accounting Policies and Estimates

Our discussion and analysis of our results of operations, liquidity and capital resources are based on our consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, costs of revenues, accounts receivable, satellite network and other equipment, capitalized development costs, intangible assets, valuation of deferred tax assets, uncertain tax positions and the value of securities underlying stock-based compensation. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from our estimates and could have a significant adverse effect on our results of operations and financial position. We believe the following critical accounting policies affect our more significant estimates and judgments in the preparation of our consolidated financial statements.

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

Revenues generated from the sale of satellite subscriber communicators, SIMS and other products are either recognized when the products are shipped or when customers accept the products, depending on the specific contractual terms. Sales of satellite subscriber communicators and SIMS and other items are not subject to return and title and risk of loss pass to the customer at the time of shipment.

Sales of subscriber communicators and SIMS are primarily to resellers and are not bundled with service arrangements. Revenues from sales of gateway earth stations and related products are recognized only upon installation, customer acceptance and when collectibility is reasonably assured. Revenues from the activation of subscriber communicators and SIMS are initially recorded as deferred revenues and are, thereafter, recognized ratably over the term of the agreement with the customer, generally three years. Revenues generated from monthly usage and administrative fees and engineering services are recognized when the services are rendered. Revenues generated from royalties under our subscriber communicator manufacturing agreements are recognized when we issue to a third party manufacturer upon request a unique serial number to be assigned to each unit manufactured by such third party manufacturer.

Under of our agreement with the USCG with respect to the Concept Validation Project and related services, described under “— Overview — Revenues”, as no tangible deliverable other than services will be provided to the USCG and we retain title to the Coast Guard demonstration satellite, the arrangement is accounted for as a long term service arrangement. The deliverables under the agreement with the USCG do not qualify as separate units of accounting. Commencing with acceptance of the AIS data by the USCG in August 2008, the revenues related to the design and development of the satellite, initial post-launch maintenance and AIS data transmission services are being recognized ratably over six years, the expected life of the customer relationship. At its option, the USCG may elect to receive subsequent maintenance and AIS data transmission services. These services, if accepted by the USCG, will be recognized ratably over the remaining expected life of the customer relationship.

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

Costs of product sales and services

Costs of product sales includes the purchase price of subscriber communicators and SIMS, shipping charges, payroll and payroll related costs including stock-based compensation for employees who are directly associated with fulfilling product sales and depreciation and amortization of assets used to deliver products. Costs of services is comprised of usage fees to our cellular wireless providers for the data transmitted by our resellers on our network, payroll and related costs, including stock-based compensation associated with our network engineers, materials and supplies, depreciation associated with our communications system and amortization of licenses acquired used to deliver the services.

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

Assets under construction primarily consists of costs relating to the design, development and launch, payload, bus and procurement agreements for our satellites and upgrades to our infrastructure and Ground Segment. Once these assets are placed in service they will be transferred to satellite network and other equipment and then depreciation and amortization will be recognized using the straight-line method over the estimated lives of the assets. No depreciation has been charged on these assets as of December 31, 2008.

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

On January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes an interpretation of SFAS 109 (“FIN 48”). This interpretation prescribes a recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties and disclosures of matters related to uncertainty in income taxes, The evaluation of a tax position in accordance with this interpretation is a two-step process. In the first step, recognition, we determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step addresses measurement of a tax position that meets the more-likely-than-not criteria. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in an increase in a liability for income taxes payable or a reduction of an income tax refund receivable, or a reduction in a deferred tax asset or an increase in a deferred tax liability or both. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be de-recognized in the first subsequent financial reporting period in which that threshold is no longer met. Accounting for uncertainties in income taxes positions under FIN 48 involves significant judgments by management.

As of January 1, 2007, we had no significant unrecognized tax benefits. During the year ended December 31, 2007, we recognized uncertain tax benefits totaling $0.8 million. During the year ended December 31, 2008, we had no significant unrecognized tax benefits. Due to the existence of our valuation allowance the uncertain tax benefits if recognized would not impact our effective income tax rate. We are subject to U.S. federal and state examinations by tax authorities for all years from 2005. We do not expect any significant changes to its unrecognized tax positions during the next twelve months.

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

Share-based Compensation

Our share-based compensation plans consist of the 2006 Long-Term Incentives Plan (the “2006 LTIP”) and the 2004 Stock Option Plan. The 2006 LTIP approved by our stockholders in September 2006, provides for the grants of non-qualified stock options, stock appreciation rights (“SARs”), common stock, restricted stock, restricted stock units (“RSUs”), performance units and performance shares to our employees and non-employee directors The 2004 Stock Option Plan, adopted in 2004, provides for the grants of non-qualified and incentive stock options to officers, directors, employees and consultants.

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

For the years ended December 31, 2008, 2007 and 2006, we recognized $3.7 million $4.4 million and $3.9 million of stock-based compensation expense, respectively. As of December 31, 2008, we had an aggregate of $2.6 million of unrecognized compensation costs for all share-based payment arrangements.

We expect that our planned use of share-based payment arrangements will continue to be a significant expense for us in future periods. We have not recognized, and do not expect to recognize in the near future, any tax benefit related to employee stock-based compensation expense as a result of the full valuation allowance on our net deferred tax assets and net operating loss carryforwards.

The grant date fair value of the performance-and time-based RSU awards granted in 2008 and 2007 are based upon the closing stock price of our common stock on the date of grant. The grant date fair value of the time and performance-based RSUs granted in 2006 was determined to be $11.00 per common share, the price of our common stock sold in our initial public offering.

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

	Years Ended December 31,
	2008	2007	2006

Risk-free interest rate	2.50% to 3.20%	4.93%	4.66%
Expected life (years)	5.5 and 6.00	5.5	5.50 to 6.00
Estimated volatility factor	43.98% to 48.98%	43.95%	43.85%
Expected dividends	None	None	None

2004 Stock Option Plan

In 2008 and 2007 we did not grant any stock options.

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

Results of Operations

Revenues

The table below presents our revenues (in thousands) for the years ending December 31, 2008, 2007 and 2006, together with the percentage of total revenue represented by each revenue category:

	Years Ended December 31,
	2008		2007		2006
		% of		% of		% of
		Total		Total		Total

Service revenues	$23,812	79.1%	$17,717	62.9%	$11,561	47.2%
Product sales	6,280	20.9%	10,435	37.1%	12,959	52.8%

	$30,092	100.0%	$28,152	100.0%	$24,520	100.0%

2008 vs. 2007:  Total revenues for 2008 increased $1.9 million or 6.9% to $30.1 million from $28.2 million in 2007. Total revenues for 2008 included $4.4 million from ORBCOMM Japan. Total revenues for 2007 included revenue recognized from the sale of a gateway earth station of $1.5 million pursuant to a contract entered into in 2006.

2007 vs. 2006:  Total revenues for 2007 increased $3.6 million, or 14.8%, to $28.2 million from $24.5 million in 2006. Total revenues for 2007 included revenue recognized from the sale of a gateway earth station of $1.5 million pursuant to a contract entered into in 2006. Total revenues for 2006 included $0.2 million from the sale of gateway earth station and total revenues pursuant to a contract entered into in 2003.

Service revenues

2008 vs. 2007:  Service revenues increased $6.1 million in 2008, or 34.4% to $23.8 million, or approximately 79.1% of total revenues, from $17.7 million, or approximately 62.9% of total revenues in 2007. The increase in service revenues in 2008 over 2007 were primarily due to an increase in the number of billable subscriber communicators activated on our communications system, incremental service revenue margin provided by ORBCOMM Japan of $1.0 million and $0.6 million of revenues from the Coast Guard agreement. As of December 31, 2008, we had approximately 460,000 billable subscriber communicators on the ORBCOMM System compared to approximately 351,000 billable subscriber communicators as of December 31, 2007, an increase of approximately 31.0%.

2007 vs. 2006:  Service revenues increased $6.1 million in 2007, or 53.2% to $17.7 million, or approximately 62.9% of total revenues, from $11.6 million, or approximately 47.2% of total revenues in 2006. The increase in service revenues in 2007 over 2006 were primarily due to an increase in the number of billable subscriber communicators activated on our communications system. As of December 31, 2007, the number of billable subscriber communicators activated on our communications systems increased approximately 56.2% from approximately 225,000 billable subscriber communicators as of December 31, 2006.

Service revenue growth can be impacted by the customary lag between subscriber communicator activations and recognition of service revenue from these units. In addition, this customary lag has been increased by the slowdown in deployments of activated units to end users by GE.

Product sales

2008 vs. 2007:  Revenue from product sales decreased $4.2 million in 2008 or 39.8%, to $6.3 million, or approximately 20.9% of total revenues, from $10.4 million, or approximately 37.1% of total revenues in 2007. Included in product sales in 2008 is $3.5 million from ORBCOMM Japan. Included in product sales in 2007 is $1.5 million of revenue recognized from the sale of a gateway earth station pursuant to a contract entered into in 2006. We recognize the revenue from the sale of a gateway earth station upon installation, customer acceptance and when collectibility is reasonably assured. Sales of subscriber communicators and other equipment, excluding revenues from ORBCOMM Japan and the gateway earth station decreased $6.1 million or 68.5% compared to 2007. This decrease was primarily due to lower demand for subscriber communicators by VARs in the transportation sector, primarily GE, which is in default under its subscriber communicator purchase and sale agreement with our Stellar subsidiary.

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

Costs of services

Costs of services include payroll and related costs associated with our engineering groups, the repair and maintenance of our ground infrastructure, usage fees paid to our cellular wireless provider for reselling airtime on their network for our terrestrial-based services, the depreciation associated with our communications system and the amortization of licenses acquired.

2008 vs. 2007:  Costs of services increased by $1.8 million or 22.7% to $9.8 million in 2008 from $8.0 million in 2008. The increase is primarily due to costs related to our terrestrial-based cellular communication services which commenced in the third quarter of 2007, facility costs of $0.5 million related to our new network operations center facility and depreciation expense of $0.7 million primarily related to the Coast Guard demonstration satellite placed in service during the third quarter of 2008. As a percentage of service revenues, cost of services were 41.2% of service revenues in 2008 compared to 45.1% in 2007.

We expect that costs of services will increase in future periods due to depreciation expense associated with the recently launched Coast Guard demonstration satellite and the four quick-launch satellites once they are placed in service.

2007 vs. 2006:  Costs of services decreased by $0.7 million, or 8.3%, to $8.0 million in 2007 from $8.7 million in 2006. The decrease is due to a decrease in labor costs of $0.2 million due to an increase in the number of capitalizable internal projects and lower maintenance costs of $0.3 million. As a percentage of service revenues, cost of services were 45.1% of service revenues in 2007 compared to 75.4% in 2006. The decrease in costs of services as a percentage of service revenues is primarily due to lower depreciation on our satellites, which became fully depreciated during the fourth quarter of 2006 and an increase in service revenues.

Costs of product sales

Costs of product sales include the cost of subscriber communicators and SIMS and related peripheral equipment, as well as the operational costs to fulfill customer orders, including costs for employees.

2008 vs. 2007:  Costs of product sales decreased $4.0 million, or 39.4% to $6.1 million in 2008 including $2.3 million related to ORBCOMM Japan, from $10.1 million in 2007. Product cost represented 69.8% of the cost of product sales in 2008, which decreased by $4.4 million, or 50.9%, to $4.3 million in 2008 from $8.7 million in 2007. In 2008 product costs also includes a cost reduction of $0.2 million from the gateway earth station sold in 2007. In 2007 product costs also includes $0.6 million of costs associated with the gateway earth station sale pursuant to a contract entered into in 2006. Excluding the cost reduction of $0.2 million from the gateway earth station sold in 2007 we had a gross profit from product sales (revenues from product sales minus costs of product sales including distribution costs) of less than $0.1 million including $1.2 million of gross profit from ORBCOMM Japan in 2008. Excluding the sale of the gateway earth station sold in 2007 which had a gross margin of $0.8 million, we had a gross loss from product sales (revenues from product sales minus costs of product sales including distribution costs) of $0.4 million in 2007.

Excluding the gross profit from product sales from ORBCOMM Japan, the cost reduction of the gateway earth station sold in 2007 the gross loss from product sales in 2008 was related to lower revenues from subscriber communicator sales which were not sufficient to cover costs associated with distribution, fulfillment and customer service costs associated with completing customer orders.

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

2008 vs. 2007:  Selling, general and administrative expenses increased $1.2 million, or 7.0%, to $18.9 million in 2008 from $17.7 million in 2007. The increase is primarily due to a $0.7 million increase in employee costs, resulting from an increase in payroll costs of $1.1 million including $0.5 million due to the acquisition of ORBCOMM Japan, offset by a decrease in stock-based compensation of $0.4 million.

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

2008 vs. 2007:  Product development expenses in both 2008 and 2007 were $1.1 million.

2007 vs. 2006:  Product development expenses decreased $0.8 million, or 41.5% to $1.1 million in 2007 from $1.8 million in 2006. This decrease is primarily due to lower spending with third parties due to timing of product development activities.

Gain on customer claims settlements

In 2008, we recognized a $0.3 million gain on a settlement of a claim against a VAR upon receipt of the settlement proceeds.

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

On May 15, 2008, we received 616 newly issued shares of common stock from ORBCOMM Japan representing an additional 14% equity interest and recognized a gain of $0.2 million.

Other income (expense)

Other income is comprised primarily of interest income from our cash and cash equivalents, which consists of U.S. Treasuries, interest bearing instruments, foreign exchange gains and losses and interest expense.

2008 vs. 2007:  Other income was $0.6 million in 2008 compared to $5.1 million in 2007. In 2008, interest income was $1.6 million compared to $5.2 million. This decrease was primarily due to lower interest rates from investing in low risk and low interest rate U.S. Treasury securities in 2008 compared to higher interest rates from investing in investment grade floating rate redeemable municipal debt securities in 2007. In 2008, included in other expense are $0.8 million of losses from foreign currency transactions. In 2007 losses from foreign currency transactions were not significant.

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

In 2008, the pre-control earnings in ORBCOMM Japan and minority interest were $0.1 million and $0.5 million, respectively.

Net loss and net loss applicable to common shares

2008 vs. 2007:  As a result of the items described above, we had a net loss of $4.5 million in 2008 compared to a net loss of $3.6 million in 2007, an increase of $0.9 million or 26.5%.

2007 vs. 2006:  As a result of the items described above, our net loss narrowed to $3.6 million in 2007 compared to a net loss of $11.2 million in 2006, decreasing by $7.6 million, an improvement of 68.0%.

Liquidity and Capital Resources

Overview

Our liquidity requirements arise from our working capital needs and to fund capital expenditures to support our current operations, and facilitate growth and expansion. Since our inception, we have financed our operations from sales of our common stock through public offerings and private placements of debt, convertible redeemable preferred stock, membership interests and common stock. We have incurred losses from operations since inception, including a net loss of $4.5 million in 2008 and as of December 31, 2008 we have an accumulated deficit of $68.0 million. As of December 31, 2008, our primary source of liquidity consisted of cash and cash equivalents including U.S. Treasury Securities, totaling $75.4 million.

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

Operating activities

Cash provided by our operating activities in 2008 was $3.9 million resulting from a net loss of $4.5 million, offset by adjustments for non-cash items of $7.2 million and $1.3 million of cash generated from working capital. Adjustments for non-cash items primarily consisted of $3.2 million for depreciation and amortization and $3.7 million for stock-based compensation, $0.8 million for foreign currency transactions and $0.6 million of pre-control earnings and minority interest relating to ORBCOMM Japan, offset by $0.9 million non-cash gains primarily related to obtaining our 51% interest in ORBCOMM Japan and a $0.3 million reduction of expenses due to expiration of an asset purchase option. Working capital activities primarily consisted of net sources of cash of $3.1 million for a decrease in accounts receivable primarily related to timing of collections and $1.0 million for an increase in deferred revenue primarily related to an increase in pre-payments of service revenues by OEMs, offset by a net use of cash of $1.7 million primarily related to timing of payments made to vendors and $0.7 million for an increase in prepaid expenses and other current assets.

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

Cash used in our operating activities in 2006 was $8.9 million resulting from a net loss of $11.2 million, offset by adjustments for non-cash items of $6.1 million and $3.8 million used for working capital. Adjustments for non-cash items primarily consisted of $2.4 million for depreciation and amortization, $0.3 million for foreign currency transactions, $0.3 million for inventory impairments and $3.9 million for stock-based compensation. Working capital activities primarily consisted of a net use of cash of $1.2 million for an increase in accounts receivable primarily related to the increase in our revenues and the timing of collections, a use of cash of $2.0 million for inventories primarily related to the increase in our revenues due to the strong demand of our newer DS 300 and DS 100 model subscriber communicators and a net use of cash of $2.7 million for a decrease in accounts payable and accrued expenses primarily related to payments for professional fees in connection with our Series B stock financing and our initial public offering. The uses of cash described above were offset by sources of cash from an increase of $1.5 million in deferred revenue primarily related to billings we rendered in connection with our Coast Guard demonstration satellite and a decrease of $0.5 million in advances to a contract manufacturer.

Investing activities

Cash used in our investing activities in 2008 was $45.6 million, resulting from capital expenditures of $40.2 million and an increase of $5.7 million to restricted cash as collateral for a performance bond in connection with obtaining FCC authorization to construct, launch and operate an additional twenty-four next-generation satellites and the Orbital Sciences procurement agreement for the quick-launch satellites. Capital expenditures included $1.4 million for the Coast Guard demonstration satellite, $8.7 million for the quick-launch and $26.6 million for the next-generation satellites and $3.5 million of improvements to our internal infrastructure and ground segment.

Cash generated from our investing activities in 2007 was $18.8 million resulting from sales of marketable securities of $97.0 million offset by capital expenditures of $20.0 million and purchases of marketable securities consisting of investment grade floating rate redeemable municipal debt securities totaling $58.3 million. Capital expenditures included $0.5 million for the Coast Guard demonstration satellite and $16.1 million for the quick-

launch and next-generation satellites and $3.4 million of improvements to our internal infrastructure and Ground Segment.

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

Financing activities

Cash provided by our financing activities in 2008 was $0.3 million resulting primarily from proceeds received from the exercise of warrants and stock options to purchase 125,744 shares of our common stock at per share exercise prices ranging from $2.33 to $3.38.

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

Future Liquidity and Capital Resource Requirements

We expect cash flows from operating activities, along with our existing cash and cash equivalents will be sufficient to provide working capital and fund capital expenditures, which primarily includes milestone payments under the procurement agreement for the next-generation satellites for at least the next 12 months. In 2009, we expect to incur approximately $29.0 million of capital expenditures primarily for our next-generation satellites.

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2008 and the effect that those obligations are expected to have on our liquidity and cash flows in future periods:

	Payment due by Period
		Less than	1 to	After
	Total	1 year	3 Years	3 Years

Quick-launch procurement agreements	$3,083	$3,083	$—	$—
Next-generation procurement agreements	92,430	26,910	62,595	2,925
Operating leases	4,433	745	1,692	1,996
Purchase commitment	4,800	—	4,800	—

	$104,746	$30,738	$69,087	$4,921

Quick-launch procurement agreements

On April 21, 2006, we entered into an agreement with Orbital Sciences Corporation to supply the payloads for our six quick-launch satellites. The price of the six payloads is $17 million, subject to price adjustments under certain circumstances. As December 31, 2008, we had made payments totaling approximately $16.2 million pursuant to this agreement.

On June 5, 2006, we entered into an agreement with OHB-System AG, an affiliate of OHB Technology A.G., to design, develop and manufacture six satellite buses, integrate such buses with the payloads to be provided by Orbital Sciences Corporation, and launch the six integrated satellites. The original price for the six satellite buses and related integration and launch services was $20 million and payments under the agreement are due upon specific milestones achieved by OHB-System AG. In addition, OHB System, AG will provide services relating to the development, demonstration and launch of the Company’s next-generation satellites at a cost of $1.35 million of which $0.8 million was paid in 2008.

On July 2, 2008, we entered into an agreement with OHB System AG, to amend the June 5, 2006 agreement in connection with the successful launch of the Coast Guard demonstration satellite and the five quick-launch satellites on June 19, 2008. Pursuant to the agreement, we and OHB System, AG agreed to a revised schedule of milestone and related payments for the launch of the five quick-launch satellites and delivery schedule of the sixth quick-launch satellite, with no modification to the price in the agreement entered into on June 5, 2006, including certain launch support and in-orbit testing services for the sixth quick-launch satellite. In addition, we agreed to pay an additional $0.4 million to OHB System, AG relating to the construction of the five quick-launch satellites. Further, we and OHB System, AG have also agreed to waive any applicable on-time delivery incentive payments and to waive any applicable liquidating damages, except for any liquidating delay damages with respect to delivery delay of the sixth quick-launch satellite.

As of December 31, 2008, we have made payments totaling $17.7 million pursuant to this agreement.

Next-generation procurement agreement

On May 5, 2008, we entered into a Procurement Agreement (“the Agreement”) with Sierra Nevada Corporation (“SNC”) pursuant to which SNC will construct eighteen low-earth-orbit satellites in three sets of six satellites (“shipsets”) for our next-generation satellites (the “Initial Satellites”). Under the Agreement, SNC will also provide launch support services, a test satellite (excluding the mechanical structure), a satellite software simulator and the associated ground support equipment. Under the Agreement, we may elect to use the launch option to be offered by SNC or we may contract separately with other providers for launch services and launch insurance for the satellites.

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

As December 31, 2008, we had made payments totaling approximately $24.6 million pursuant to this agreement.

We are in discussions with various launch service providers to launch our next-generation satellites, which we expect to enter into in 2009.

Purchase commitment

On August 29, 2008, we entered into an agreement with Delphi Automotive Systems LLC to purchase approximately $4.8 million of a future model of a subscriber communicator over a two-year period beginning once the subscriber communicator model becomes commercially available which is expected to occur within the next twelve months.

Operating leases

Amounts represent future minimum payments under operating leases for our office spaces.

Related parties

The information in Part III, Item 13, “Certain Relationships and Related Transactions”, is incorporated herein by reference.

Off- Balance sheet Arrangements

None

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles (GAAP) and expand disclosures about fair value measurements. SFAS 157 requires quantitative disclosures using a tabular format in all periods (interim and annual) and qualitative disclosures about the valuation techniques used to measure fair value in all annual periods. On January 1, 2008, we adopted SFAS 157, except with respect to our non-financial assets and liabilities, for which the effective date is January 1, 2009. The adoption of SFAS 157 for our financial assets and liabilities did not have a material impact on our consolidated financial statements. We also do not expect the adoption of SFAS 157 for our non-financial assets and liabilities is not expected to have a material impact on our consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires that a noncontrolling interest in a subsidiary be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements. It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. SFAS 160 is effective for us on January 1, 2009. We are currently evaluating the impact SFAS 160 will have on our consolidated financial statements. We will adopt the provisions of SFAS 160 on January 1, 2009 and, beginning with our 2009 interim reporting periods and for prior comparative periods, will present noncontrolling interests (minority interests) as a separate component of stockholders’ equity.

In December 2007, the FASB issued No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R broadens the guidance of SFAS 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. SFAS 141R expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations. SFAS 141R is effective for business combinations entered into by us on or after January 1, 2009. The impact of adopting SFAS 141R will be dependent on the business combinations that we may pursue after its effective date.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”). FAS 161 requires expanded qualitative, quantitative and credit-risk disclosures of derivative instruments and hedging activities. These disclosures include more detailed information about gains and losses, location of derivative instruments in financial statements, and credit-risk-related contingent features in derivative instruments. SFAS 161 also clarifies that derivative instruments are subject to concentration of credit risk disclosures under SFAS No. 107, Disclosure About Fair Value of Financial Instruments. SFAS 161, which applies only to disclosures, is effective for us on January 1, 2009. We do not currently engage in any derivative transactions, and we do not anticipate SFAS 161 will have a significant on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

We do not have any material interest rate risk.

Effects of inflation risk

Overall, we believe that the impact of inflation risk on our business will not be significant.

Foreign currency risk

The majority of our revenues and expenses are transacted in U.S. dollars. Due to the acquisition of ORBCOMM Japan, we have foreign exchange exposures to non U.S. dollar revenues. For the year ended December 31, 2008, revenues denominated in foreign currencies were approximately 16.8% of total revenues. For the year ended December 31, 2008, our revenues would have decreased by approximately 1.5% if the U.S. dollar would have strengthened by 10%.

We have assets and liabilities denominated in foreign currencies. A potential change in the fair value of these assets and liabilities from an increase (decrease) of 10% of the U.S. dollar would be an increase (decrease) of approximately $0.3 million.

Concentration of credit risk

Accounts receivable are generally unsecured. In 2008, 2007 and 2006, one customer, GE Equipment Services accounted for 18.8%, 40.3% and 49.5% of our revenues, respectively. In addition, in 2008, two customers, Caterpillar and Hitachi accounted for 10.9% and 14.3% of our revenues, respectively. We have no bad debt expense from these customers.

Vendor risk

Currently, substantially all of our subscriber communicators are manufactured by a contract manufacturer, Delphi Automotive Systems LLC, a subsidiary of Delphi Corporation, which is under bankruptcy protection. Our communicators are manufactured by a Delphi affiliate in Mexico, which we do not believe will be impacted by the Delphi bankruptcy.

Market rate risk

As of December 31, 2008, included in cash and cash equivalents are U.S. Treasury Securities totaling $75.4 million. The primary objectives of our investment activities are to preserve capital, maintain sufficient liquidity to meet operating requirements while at the same time maximizing income we receive from our investments without significantly increasing our risk. Due to the high investment quality and short duration of these U.S. Treasury Securities, we do not believe that we have any material exposure to changes in the fair value as a result of changes in interest rates. Declines in interest rates, however will reduce future income. A hypothetical 1% movement in market interest rates would not have a significant impact on interest income.

Item 8.	Financial Statements and Supplementary Data

The consolidated financial statements of ORBCOMM Inc., and subsidiaries including the notes thereto and the report thereon, is presented beginning at page F-1 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

In connection with preparation of this Annual Report on From 10-K, we carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2008, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2008. The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its attestation report which is included below.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2008, that are materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
ORBCOMM Inc.

We have audited the internal control over financial reporting of ORBCOMM Inc. and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2008, of the Company and our report dated March 16, 2009 expressed an unqualified opinion on the consolidated financial statements and financial statement schedule and included an explanatory paragraph which indicates that the Company changed its method of accounting for uncertain tax positions to adopt the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income taxes, an interpretation of FASB Statement No. 109.

/s/ Deloitte & Touche LLP
New York, New York
March 16, 2009

Item 9B.	Other information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Identification of Directors

Reference is made to the information regarding directors under the heading “Election of Directors (Proposal 1)” in the Proxy Statement for our 2009 Annual Meeting of stockholders to be held on May 2, 2009, ( the “2009 Proxy Statement”), which information is hereby incorporated by reference.

Identification of Executive Officers

Reference is made to the information regarding executive officers under the heading “Executive Officers of the Registrant” in Part I, Item 1 of this Annual Report on Form 10-K.

Identification of Audit Committee and Audit Committee Financial Expert

Reference is made to the information regarding directors under the heading “Election of Directors (Proposal 1) Board of Directors and Committees — Audit Committee” in our 2009 Proxy Statement, which information hereby is incorporated by reference.

Material Changes to Procedures for Recommending Directors

Reference is made to the information regarding directors under the heading “Election of Directors (Proposal 1)” in our 2009 Proxy Statement, which information is hereby incorporated by reference.

Compliance with Section 16(a) of the Exchange Act

Reference is made to the information under the heading “Section 16(a) Beneficial Ownership Reporting Compliance — Board of Directors and Committees” in our 2009 Proxy Statement, which information is hereby incorporated by reference.

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

Reference is made to the information under the heading “Executive Compensation” in our 2009 Proxy Statement, which information is hereby incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership

Reference is made to the information under the heading “Security Ownership of Certain Beneficial Owners and Management” in our 2009 Proxy Statement, which information is hereby incorporated by reference.

Equity Compensation Plan Information

Reference is made to the information under the heading “Equity Compensation Plan Information” in our 2009 Proxy Statement, which information is hereby incorporated by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Reference is made to the information under the heading “Certain Relationships and Transactions with Related Persons” in our 2009 Proxy Statement, which information is hereby incorporated by reference.

Item 14.	Principal Accountant Fees and Services

Reference is made to the information under the heading “Ratification of Selection of Independent Registered Public Accounting Firm (Proposal 2) — Principal Accountant Fees” in our 2009 Proxy Statement, which information is hereby incorporated by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, ORBCOMM Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fort Lee, State of New Jersey, on March 16, 2009.

ORBCOMM Inc.

By:	/s/ Marc J. Eisenberg
Marc J. Eisenberg
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 16, 2009 by the following persons in the capacities indicated:

Signature		Title

/s/ Marc J. Eisenberg Marc J. Eisenberg		Chief Executive Officer and President and Director (principal executive officer)

/s/ Jerome B. Eisenberg Jerome B. Eisenberg		Chairman of the Board

/s/ Marco Fuchs* Marco Fuchs		Director

/s/ Didier Delepine* Didier Delepine		Director

/s/ John Major* John Major		Director

/s/ Hans E.W. Hoffmann* Hans E.W. Hoffmann		Director

/s/ Gary H. Ritondaro* Gary H. Ritondaro		Director

/s/ Timothy Kelleher* Timothy Kelleher		Director

/s/ Robert G. Costantini Robert G. Costantini		Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

*By:	/s/ Christian G. LeBrun Christian G. LeBrun, Attorney-in-Fact**

**By authority of the power of attorney filed as Exhibit 24 hereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ORBCOMM Inc.
Fort Lee, New Jersey

We have audited the accompanying consolidated balance sheets of ORBCOMM Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for uncertain tax positions to adopt the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB No. 109, effective January 1, 2007.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New York, New York
March 16, 2009

ORBCOMM Inc.

Consolidated Balance Sheets
(in thousands, except share data)

	December 31,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$75,370	$115,587
Restricted cash	2,000	—
Accounts receivable, net of allowances for doubtful accounts of $227 and $388	3,750	5,284
Inventories	1,421	2,722
Prepaid expenses and other current assets	4,160	1,236

Total current assets	86,701	124,829
Long-term receivable	—	542
Satellite network and other equipment, net	93,290	49,704
Intangible assets, net	4,086	5,572
Restricted cash	3,680	—
Inventories	2,126	—
Other assets	1,484	992
Deferred tax assets	—	184

Total assets	$191,367	$181,823

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,529	$4,373
Accrued liabilities	7,359	12,305
Current portion of deferred revenue	3,577	1,435

Total current liabilities	19,465	18,113
Note payable — related party	1,244	1,170
Deferred revenue, net of current portion	7,607	1,507
Other liability	—	184

Total liabilities	28,316	20,974

Minority interest	1,446	—
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.001; 250,000,000 shares authorized; 42,101,834 and
41,658,066 shares issued and outstanding	42	42
Additional paid-in capital	229,001	224,899
Accumulated other comprehensive income (loss)	538	(656)
Accumulated deficit	(67,976)	(63,436)

Total stockholders’ equity	161,605	160,849

Total liabilities and stockholders’ equity	$191,367	$181,823

See notes to consolidated financial statements.

ORBCOMM Inc.

Consolidated Statements of Operations
(in thousands, except per share data)

	Years ended December 31,
	2008	2007	2006

Revenues:
Service revenues	$23,812	$17,717	$11,561
Product sales	6,280	10,435	12,959

Total revenues	30,092	28,152	24,520

Costs and expenses(1):
Costs of services	9,800	7,990	8,714
Costs of product sales	6,110	10,078	12,092
Selling, general and administrative	18,927	17,687	15,731
Product development	1,122	1,060	1,814
Gains on customer claims settlements	(1,368)	—	—

Total costs and expenses	34,591	36,815	38,351

Loss from operations	(4,499)	(8,663)	(13,831)
Other income (expense):
Interest income	1,599	5,258	2,582
Other income (expense)	(842)	25	271
Interest expense	(199)	(209)	(237)

Total other income (expense)	558	5,074	2,616

Pre-control earnings of consolidated subsidiary	(128)	—	—
Minority interest	(471)	—	—

Net loss	$(4,540)	$(3,589)	$(11,215)

Net loss applicable to common shares (Note 6)	$(4,540)	$(3,589)	$(29,646)

Net loss per common share:
Basic and diluted	$(0.11)	$(0.09)	$(2.80)

Weighted average common shares outstanding:
Basic and diluted	41,984	39,706	10,601

(1) Stock-based compensation included in costs and expenses:
Costs of services	$119	$383	$425
Costs of product sales	63	116	71
Selling, general and administrative	3,467	3,878	3,355
Product development	57	68	94

	$3,706	$4,445	$3,945

See notes to consolidated financial statements.

ORBCOMM Inc.

Consolidated Statements of Cash Flows
(in thousands)

	Years ended December 31,
	2008	2007	2006

Cash flows from operating activities:
Net loss	$(4,540)	$(3,589)	$(11,215)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Change in allowance for doubtful accounts	(161)	91	(374)
Inventory impairments	46	—	361
Depreciation and amortization	3,236	2,415	2,373
Accretion on note payable — related party	131	131	131
Stock-based compensation	3,706	4,445	3,945
Foreign exchange losses (gains)	839	(23)	(262)
Loss on disposal of equipment	13	—	—
Pre-control earnings of consolidated subsidiary and minority interest	599	—	—
Non-cash portion of gains on customer claims settlements	(882)	—	—
Gain on expiration of gateway purchase option	(325)	—	—
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	3,142	(360)	(1,161)
Inventories	(504)	806	(1,964)
Prepaid expenses and other current assets	(685)	(398)	429
Accounts payable and accrued liabilities	(1,665)	230	(2,651)
Deferred revenue	997	21	1,522

Net cash provided by (used in) operating activities	3,947	3,769	(8,866)

Cash flows from investing activities:
Capital expenditures	(40,289)	(20,043)	(22,357)
Purchases of marketable securities	—	(58,325)	(43,850)
Sales of marketable securities	—	97,175	5,000
Contingent purchase price payment made in connection with the acquisition of Satcom International Group plc	—	—	(3,631)
Increase in restricted cash	(5,680)	—	—
Cash acquired from step acquisition of subsidiary	366	—	—

Net cash provided by (used in) investing activities	(45,603)	18,807	(64,838)

Cash flows from financing activities:
Proceeds from issuance of common stock in connection with initial public offering, net of underwriters’ discounts and commissions and offering costs of $11,447	—	—	90,092
Proceeds from issuance of common stock in connection with secondary public offering, net of underwriters’ discounts and commissions and
offering costs of $3,318	—	31,010	—
Proceeds from issuance of Series B preferred stock, net of issuance costs of $113 and $4,328	—	—	1,465
Proceeds from exercise of warrants and options	342	572	1,558
Payment made to holders of Series B preferred stock for consent to the automatic conversion into common stock in connection with the initial public offering	—	—	(10,111)
Payment of Series A preferred stock dividends	—	—	(8,027)
Payment of Series B preferred stock dividends	—	—	(7,467)
Payment of offering costs in connection with initial public offering	—	(609)	—
Payment of offering costs in connection with secondary public offering	(40)	—	—

Net cash provided by financing activities	302	30,973	67,510

Effect of exchange rate changes on cash and cash equivalents	1,137	(101)	(330)

Net increase (decrease) in cash and cash equivalents	(40,217)	53,448	(6,524)
Cash and cash equivalents:
Beginning of year	115,587	62,139	68,663

End of year	$75,370	$115,587	$62,139

Supplemental cash flow disclosures (Note 19)

See notes to consolidated financial statements.

ORBCOMM Inc.

Consolidated Statements of Stockholders’ Equity
Years ended December 31, 2008, 2007 and 2006
(in thousands, except share data)

				Accumulated
			Additional	other		Total
	Common stock		paid-in	comprehensive	Accumulated	stockholders’	Comprehensive
	Shares	Amount	capital	income (loss)	deficit	equity	loss

Balances, January 1, 2006	5,690,017	$6	$5,882	$90	$(48,632)	$(42,654)
Accretion of preferred stock issuance costs	—	—	(854)	—	—	(854)
Series B preferred stock dividend	—	—	(7,467)	—	—	(7,467)
Initial public offering of common stock, net of underwriters’
discounts and commissions and offering costs	9,230,800	9	89,473	—	—	89,482
Conversion of convertible reedemable Series A
and B preferred stock into common stock	21,383,318	21	106,492	—	—	106,513
Consent payment to holders of Series B preferred stock
for the automatic conversion into common stock in
connection with IPO	—	—	(10,111)	—	—	(10,111)
Exercise of warrants	619,580	1	1,557	—	—	1,558
Stock-based compensation	—	—	3,945	—	—	3,945
Net loss	—	—	—	—	(11,215)	(11,215)	$(11,215)
Cumulative translation adjustment	—	—	—	(485)	—	(485)	(485)

							$(11,700)

Balances, December 31, 2006	36,923,715	37	188,917	(395)	(59,847)	128,712
Secondary public offering of common stock, net of underwriters’
discounts and commissions and offering costs	2,985,000	3	30,967	—	—	30,970
Exercise of warrants and options	1,419,230	2	570	—	—	572
Vesting of restricted stock units	330,121	—	—	—	—	—
Stock-based compensation	—	—	4,445	—	—	4,445
Net loss	—	—	—	—	(3,589)	(3,589)	$(3,589)
Cumulative translation adjustment	—	—	—	(261)	—	(261)	(261)

							$(3,850)

Balances, December 31, 2007	41,658,066	42	224,899	(656)	(63,436)	160,849
Exercise of warrants and options	187,270	—	342	—	—	342
Vesting of restricted stock units	256,498	—	—	—	—	—
Stock-based compensation	—	—	3,760	—	—	3,760
Net loss	—	—	—	—	(4,540)	(4,540)	$(4,540)
Cumulative translation adjustment	—	—	—	1,194	—	1,194	1,194

							$(3,346)

Balances, December 31, 2008	42,101,834	$42	$229,001	$538	$(67,976)	$161,605

See notes to consolidated financial statements.

Notes to consolidated financial statements
(In thousands, except share and per share amounts)

Note 1.	Organization and Business

ORBCOMM Inc. (“ORBCOMM” or the “Company”), a Delaware corporation, is a satellite-based data communications company that operates a two-way global wireless data messaging system optimized for narrowband data communication. In the third quarter of 2007, the Company began providing terrestrial-based cellular communication services. The Company provides these terrestrial services through reseller agreements with major cellular wireless providers. The Company provides services through a constellation of 27 owned and operated low-Earth orbit satellites and accompanying ground infrastructure through which small, low power, fixed or mobile satellite subscriber communicators (“Communicators”) and cellular wireless subscriber identity modules, or SIMS, connected to the cellular wireless provider’s network, that can be connected to other public or private networks, including the Internet (collectively, the “ORBCOMM System”). The ORBCOMM System is designed to enable businesses and government agencies to track, monitor, control and communicate with fixed and mobile assets.

Note 2.	Public Offerings

On November 8, 2006, the Company completed its initial public offering (“IPO”) of 9,230,800 shares of common stock at a price of $11.00 per share. The Company received net proceeds of approximately $89,500 from the IPO after deducting underwriters’ discounts and commissions and offering costs in the aggregate amount of $11,447. From the net proceeds, the Company paid accumulated and unpaid dividends totaling $7,467 to the holders of Series B preferred stock, contingent purchase price consideration of $3,631 relating to the Satcom acquisition (see Note 7) and a consent fee of $10,111 to the holders of Series B preferred stock (see Note 14). All outstanding shares of Series A and B preferred stock automatically converted into an aggregate of 21,383,318 shares of common stock upon completion of the IPO.

On May 31, 2007, the Company completed a secondary public offering of 8,050,000 shares of its Common stock at a price of $11.50 per share. An aggregate of 2,985,000 shares of common stock were sold by the Company and 5,065,000 shares were sold by certain stockholders of the Company, which included 1,050,000 shares sold upon full exercise of the underwriters’ over-allotment option. The Company received net proceeds of approximately $30,970, after deducting underwriters’ discounts and commissions and offering costs of $3,358. The Company did not receive any proceeds from the shares of common stock sold by the selling stockholders (see Note 14).

The Company has incurred losses from inception including a net loss $4,540 in 2008 and as of December 31, 2008, the Company has an accumulated deficit of $67,976. As of December 31, 2008, the Company’s primary source of liquidity consisted of cash and cash equivalents, which the Company believes will be sufficient to provide working capital and milestone payments for its next-generation satellites for at least the next twelve months.

Note 3.	Summary of Significant Accounting Policies

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned and majority-owned subsidiaries, and investments in variable interest entities in which the Company is determined to be the primary beneficiary. All significant intercompany accounts and transactions have been eliminated in consolidation. The portions of majority-owned subsidiaries that the Company does not own are reflected as minority interests in the consolidated balance sheet.

Investments in entities over which the Company has the ability to exercise significant influence but does not have a controlling interest are accounted for under the equity method of accounting. The Company considers several factors in determining whether it has the ability to exercise significant influence with respect to investments, including, but not limited to, direct and indirect ownership level in the voting securities, active participation on the board of directors, approval of operating and budgeting decisions and other participatory and protective rights. Under the equity method, the Company’s proportionate share of the net income or loss of such investee is reflected in the Company’s consolidated results of operations. Although the Company owns interests in companies that it

Notes to consolidated financial statements
(In thousands, except share and per share amounts)

accounts for pursuant to the equity method, the investments in those entities had no carrying value as of December 31, 2008 and 2007. The Company has no guarantees or other funding obligations to those entities, and the Company had no equity in the earnings or losses of those investees for the years ended December 31, 2008, 2007 and 2006. Non-controlling interests in companies are accounted for by the cost method where the Company does not exercise significant influence over the investee. The Company’s cost basis investments had no carrying value as of December 31, 2008 and 2007.

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses at the date of the consolidated financial statements and during the reporting periods, and to disclose contingent assets and liabilities at the date of the consolidated financial statements. Actual results could differ from those estimates. The most significant estimates relate to the allowances for doubtful accounts, the useful lives and impairment of the Company’s satellite network and other equipment including the Coast Guard demonstration satellite and its quick-launch satellites, license rights, inventory valuation, the fair value of acquired assets, the fair value of securities underlying share-based payment arrangements, uncertain tax positions and the realization of deferred tax assets.

Revenue recognition

Product revenues are derived from sales of Communicators, SIMS, and other equipment such as gateway earth stations and gateway control centers to customers. The Company derives service revenues from the utilization of Communicators on the ORBCOMM System and the reselling of airtime from the utilization of SIMS on the cellular providers’ wireless network from its resellers (i.e., its value added resellers, international value added resellers, international licensees and country representatives) and direct customers. These service revenues consist of subscriber-based and recurring monthly usage fees and generally a one-time activation fee for each Communicator and SIMS activated for use. Usage fees charged to customers are based upon the number, size and frequency of data transmitted by a customer and the overall number of Communicators and SIMS activated by each customer. Usage fees charged to the Company’s resellers are charged primarily based on the overall number of Communicators and SIMS activated by the resellers and the total amount of data transmitted by their customers.

The Company also earns service revenues from providing engineering, technical and management support services to customers, and a one-time royalty fee relating to the manufacture of Communicators from third parties under a manufacturing agreement.

Revenues generated from the sale of Communicators, SIMS and other products are either recognized when the products are shipped or when customers accept the products, depending on the specific contractual terms. Sales of Communicators, SIMS and other products are not subject to return and title and risk of loss pass to the customer at the time of shipment. Sales of Communicators and SIMS are primarily to resellers and are not bundled with services arrangements. Revenues from sales of gateway earth stations and related products are recognized upon customer acceptance. Revenues from the activation of both Communicators and SIMS are initially recorded as deferred revenues and are, thereafter, recognized ratably over the term of the agreement with the customer, generally three years. Revenues generated from monthly usage and administrative fees and engineering services are recognized when the services are rendered. Revenues generated from royalties relating to the manufacture of Communicators by third parties are recognized when the third party notifies the Company of the units it has manufactured and a unique serial number is assigned to each unit by the Company.

Amounts received prior to the performance of services under customer contracts are recognized as deferred revenues and revenue recognition is deferred until such time that all revenue recognition criteria have been met.

For arrangements with multiple obligations (e.g., deliverable and undeliverable products, and other post-contract support), the Company allocates revenues to each component of the contract based on objective evidence

Notes to consolidated financial statements
(In thousands, except share and per share amounts)

of its fair value in accordance with Emerging Issues Task Force Issue No. 00-21 Revenue Arrangements With Multiple Deliverables. The Company recognizes revenues allocated to undelivered products when the criteria for product revenues set forth above are met. If objective and reliable evidence of the fair value of the undelivered obligations is not available, the arrangement consideration allocable to a delivered item is combined with the amount allocable to the undelivered item(s) within the arrangement. Revenues are recognized as the remaining obligations are fulfilled.

During 2004, the Company entered into a contract with the United States Coast Guard (“USCG”) to design, develop, launch and operate a single satellite equipped with the capability to receive, process and forward Automatic Identification Systems (“AIS”) data (the “Concept Validation Project”). Under the terms of the agreement, title to the Concept Validation Project demonstration satellite (also called the Coast Guard demonstration satellite) remains with the Company, however the USCG was granted a non-exclusive, royalty-free license to use the designs, software processes and procedures developed under the contract in connection with any future Company satellites that are AIS enabled. The Company is permitted to use the Concept Validation Project satellite to provide services to other customers. The agreement also provides for post-launch maintenance and AIS data transmission services to be provided by the Company to the USCG for an initial term of 14 months.

On June 19, 2008, the Coast Guard demonstration satellite was launched. In August 2008, the USCG accepted the AIS data and elected to receive the initial post-launch maintenance for $380 and AIS data transmission services for $198. At that time, the Company placed the Coast Guard demonstration satellite in service and began to recognize revenues. On September 30, 2008, the USCG exercised its option to increase the AIS data transmission services to $575. At its option, the USCG may elect to receive post-launch maintenance and AIS data transmission services for up to an additional 18 months subsequent to the initial term.

Because no tangible deliverable other than services will be provided to the USCG and the Company retains title to the Concept Validation Project satellite, the arrangement is accounted for as a long-term service arrangement. The deliverables under the agreement with the USCG do not qualify as separate units of accounting. Commencing with acceptance of the AIS data by the USCG in August 2008, the revenues related to the design and development of the satellite, initial post-launch maintenance and AIS data transmission services are being recognized ratably over six years, the expected life of the customer relationship. At its option, the USCG may elect to receive subsequent maintenance and AIS data transmission services. These services, if accepted by the USCG, will be recognized ratably over the remaining expected life of the customer relationship.

Out-of-pocket expenses incurred during the performance of professional service contracts are included in costs of services and any amounts re-billed to customers are included in revenues during the period in which they are incurred. Shipping costs billed to customers are included in product sales revenues and the related costs are included as costs of product sales.

Costs of revenues

Costs of product sales includes the purchase price of products sold, shipping charges, payroll and payroll related costs, including stock-based compensation for employees who are directly associated with fulfilling product sales and depreciation and amortization of assets used to deliver products. Costs of services is comprised of usage fees to cellular wireless providers for terrestrial-based cellular communications services payroll and related costs, including stock-based compensation, materials and supplies, depreciation and amortization of assets used to provide services.

Foreign currency translation

The Company has foreign operations where the functional currency is the local currency. For operations where the local currency is the functional currency, assets and liabilities are translated using end-of-period exchange rates; revenues, expenses and cash flows are translated using average rates of exchange. For these operations, currency translation adjustments are recognized in accumulated other comprehensive loss. Foreign currency transaction

Notes to consolidated financial statements
(In thousands, except share and per share amounts)

gains and losses related to assets and liabilities that are denominated in a currency other than the functional currency are included in other income (expense) in the consolidated statements of operations. For the year ended December 31, 2008, the Company recorded a foreign exchange loss of $839. For the years ended December 31, 2007 and 2006, the Company recorded foreign exchange gains of $23 and $262, respectively.

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

Long-term receivables represent amounts due from the sale of products and services to customers that are collateralized by assets whose estimated fair value exceeds the carrying value of the receivables. As of December 31, 2008 and 2007, the Company had outstanding long-term receivables of nil and $542, respectively.

During the years ended December 31, 2008, 2007 and 2006, one customer comprised 18.8%, 40.3% and 49.5% of revenues, respectively. At December 31, 2008 and 2007, this customer accounted for 12.7% and 42.8% of accounts receivable, respectively. During the year ended December 31, 2008 a second customer comprised 14.3% of revenues. As of December 31, 2008 this customer accounted for 15.1% of accounts receivable. During the year ended December 31, 2008, a third customer comprised 10.9% of revenues. At December 31, 2008, this customer accounted for less than 10% of accounts receivable.

A significant portion of the Company’s Communicators are manufactured under a contract with Delphi Automotive Systems LLC, a subsidiary of Delphi Corporation, which is under bankruptcy protection. The Communicators are manufactured by a Delphi affiliate in Mexico, which the Company does not believe will be impacted by the Delphi bankruptcy. As of December 31, 2008, there has been no interruption to the supply of Communicators from Delphi.

The Company does not currently maintain in-orbit insurance coverage for its satellites launched before 2008 to address the risk of potential systemic anomalies, failures or catastrophic events affecting the existing satellite constellation. If the Company experiences significant uninsured losses, such events could have a material adverse impact on the Company’s business. The Company does maintain in-orbit insurance coverage for the Coast Guard demonstration satellite and its five quick-launch satellites launched in June 2008, which expires in June 2009. This insurance coverage is subject to certain exclusions and limitations including a one-satellite deductible.

Notes to consolidated financial statements
(In thousands, except share and per share amounts)

Inventories

Inventories are stated at the lower of cost or fair value, determined on a first-in, first-out basis. Inventory consists primarily of finished goods available for sale to customers. The Company regularly reviews inventory quantities on hand and evaluates the realizability of inventories and adjusts the carrying value as necessary based on forecasted product demand. Inventories in excess or one year’s supply are classified as long-term.

At December 31, 2008, the Company holds $332 of component parts inventory at the manufacturing facility of its principal supplier. These component parts inventory are included in long-term inventory.

Impairment charges for excess and obsolete inventory are recorded in costs of product sales in the accompanying consolidated statements of operations and amounted to approximately $46, nil and $361 for the years ended December 31, 2008, 2007 and 2006, respectively.

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

Assets under construction primarily consist of milestone payments pursuant to procurement agreements, which includes the design, development, launch and other direct costs relating to the construction of the satellites and upgrades to the Company’s infrastructure and the Ground Segment. At December 31, 2008, assets under construction includes approximately $41,658 of costs associated with the Company’s quick-launch satellites which were launched in June 2008 and are currently undergoing in-orbit testing. These satellites will be place in service upon completion of in-orbit testing. Once these assets are placed in service they will be transferred to satellite network and then depreciation will be recognized using the straight-line method over the estimated lives of the assets. No depreciation has been recorded on these assets as of December 31, 2008.

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

Notes to consolidated financial statements
(In thousands, except share and per share amounts)

Intangible assets

Intangible assets consist primarily of licenses acquired from affiliates to market and resell the Company’s services in certain foreign geographic areas and related regulatory approvals to allow the Company to provide its services in various countries and territories. Intangible assets are amortized using the straight line method over the estimated useful lives of the assets. Intangible assets are stated at their acquisition cost less accumulated amortization. The Company does not have any indefinite lived intangible assets at December 31, 2008 and 2007.

Impairment of long-lived assets

The Company’s reviews its long-lived assets and amortizable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In connection with this review, the Company also re-evaluates the periods of depreciation and amortization for these assets. The Company recognizes an impairment loss when the sum of the future undiscounted net cash flows expected to be realized from the asset is less than its carrying amount. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset, which is determined using the present value of net future operating cash flows to be generated by the asset.

Convertible redeemable preferred stock

At the time of issuance, preferred stock is recorded at its gross proceeds less issuance costs. The carrying value is increased to the redemption value using the effective interest method over the period from the date of issuance to the earliest date of redemption. The carrying value of preferred stock is also increased by cumulative unpaid dividends. At December 31, 2008 and 2007, the Company did not have any issued and outstanding convertible redeemable preferred stock.

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

Recent accounting pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles and expand disclosures about fair value measurements. SFAS 157 requires quantitative disclosures using a tabular format in all periods (interim and annual) and qualitative disclosures about the valuation techniques used to measure fair value in all annual periods. On January 1, 2008, the Company adopted SFAS 157 except with respect to its non-financial assets and liabilities for which the effective date is January 1, 2009. The adoption of SFAS 157 for the Company’s financial assets and liabilities did not have a material impact on the Company’s consolidated financial statements. The adoption of FAS 157 for its non-financial assets and liabilities is not expected to have a material impact on the Company’s consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires that a noncontrolling interest (minority interest) in a subsidiary be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements. It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. The Company will adopt the provisions of SFAS 160 on January 1, 2009 and, beginning with the Company’s 2009 interim reporting periods and for prior comparative periods, will present noncontrolling interests (minority interests) as a separate component of stockholders’ equity.

In December 2007, the FASB issued No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R broadens the guidance of SFAS 141, extending its applicability to all transactions and other events in

Notes to consolidated financial statements
(In thousands, except share and per share amounts)

which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. SFAS 141R expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations. SFAS 141R is effective for business combinations entered into by the Company on or after January 1, 2009. The impact of adopting SFAS 141R will be dependent on the business combinations that the Company may pursue after its effective date.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires expanded qualitative, quantitative and credit-risk disclosures of derivative instruments and hedging activities. These disclosures include more detailed information about gains and losses, location of derivative instruments in financial statements, and credit-risk-related contingent features in derivative instruments. SFAS 161 also clarifies that derivative instruments are subject to concentration of credit risk disclosures under SFAS 107, Disclosure About Fair Value of Financial Instruments. SFAS 161, which applies only to disclosures, is effective for the Company on January 1, 2009. The Company does not currently engage in any derivative transactions, and the Company does not anticipate SFAS 161 will have a significant impact on its consolidated financial statements.

Note 4.	ORBCOMM Japan

On March 25, 2008, the Company received a 37% equity interest in ORBCOMM Japan with an estimated fair value of $640 and cash of $602 in satisfaction of claims against ORBCOMM Japan. The distribution was pursuant to a voluntary reorganization of ORBCOMM Japan in accordance with a rehabilitation plan approved by the Tokyo district court on December 25, 2007.

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

As the 51% interest in ORBCOMM Japan was acquired in two transactions during 2008, the Company has accounted for this transaction using the step acquisition method prescribed by Accounting Research Bulletin No. 51, Consolidated Financial Statements (“ARB 51”). As permitted by ARB 51, the Company consolidated ORBCOMM

Notes to consolidated financial statements
(In thousands, except share and per share amounts)

Japan’s results of operations as though the controlling interest was acquired on April 1, 2008. For the year ended December 31, 2008, the Company deducted in its consolidated statement of operations $128 of pre-control earnings of ORBCOMM Japan for the period prior to the termination of the minority stockholder’s substantive participatory rights on June 9, 2008 and $471 for the year ended December 31, 2008, has been recognized as minority interest for the 49% interest in ORBCOMM Japan held by the minority stockholders for the period after the change in control.

Note 5.	Stock-based Compensation

The Company’s share-based compensation plans consist of its 2006 Long-Term Incentives Plan (the “2006 LTIP”) and its 2004 Stock Option Plan. As of December 31, 2008, there were 2,136,541 shares available for grant under the 2006 LTIP and no shares available for grant under the 2004 stock option plan.

For the years ended December 31, 2008, 2007 and 2006, the Company recognized stock-based compensation expense of $3,706, $4,445 and $3,945, respectively. For the year ended December 31, 2008, the Company capitalized stock-based compensation of $54 to satellite network and other equipment. The Company has not recognized and does not expect to recognize in the foreseeable future, any tax benefit related to stock-based compensation as a result of the full valuation allowance on its net deferred tax assets and its net operating loss carryforwards.

The components of the Company’s stock-based compensation expense are presented below:

	For The Years Ended December 31,
	2008	2007	2006

Stock options	$96	$254	$651
Restricted stock units	2,696	3,586	2,904
Stock appreciation rights	914	605	390

Total	$3,706	$4,445	$3,945

As of December 31, 2008, the Company had unrecognized compensation costs for all share-based payment arrangements totaling $2,648.

2006 LTIP

In September 2006, the Company’s stockholders approved the 2006 LTIP under which awards for shares of common stock are authorized for grants to directors and employees. The number of shares authorized for grant under the 2006 LTIP includes 214,079 shares of common stock remaining available for grant under the Company’s 2004 Stock Option Plan as of December 31, 2006 and will be increased by the number of shares underlying awards under the 2004 stock option plan that have been cancelled or forfeited since that date. As of December 31, 2008, the Company has 4,670,039 shares of common stock available for grant under the 2006 LTIP. The 2006 LTIP provides for grants and awards of stock options, stock appreciation rights (“SARs”), common stock, restricted stock, restricted stock units (“RSUs”), performance units and performance shares. Stock options granted pursuant to the 2006 LTIP Plan have a maximum term of 10 years. The SARs expire 10 years from the date of grant and are payable in cash, shares of common stock or a combination of both upon exercise, as determined by the Compensation Committee. The 2006 LTIP is administrated by the Compensation Committee of the Company’s Board of Directors, which selects persons eligible to receive awards under the 2006 LTIP and determines the number, terms, conditions, performance measures and other provisions of the awards.

In October 2006, the Compensation Committee approved the issuance of 1,059,280 RSUs to employees of the Company. Upon vesting, subject to payment of withholding taxes, the holders of the RSUs are entitled to receive an equivalent number of common shares. An aggregate of 532,880 RSUs are time-based awards that vest in three equal installments, subject to continued employment on January 1, 2007, 2008 and 2009. An aggregate of 526,400 RSUs

Notes to consolidated financial statements
(In thousands, except share and per share amounts)

are performance-based awards that will vest upon attainment of various operational and financial performance targets established for each of fiscal 2006, 2007 and 2008 by the Compensation Committee or the Board of Directors and continued employment by the employee through dates the Compensation Committee has determined that the performance targets have been achieved.

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

Time-Based Restricted Stock Units

In 2008, the Company granted 214,551 time-based RSUs. These RSUs vest over various periods through September 2011.

A summary of the Company’s time-based RSUs for the year ended December 31, 2008 is as follows:

		Weighted-Average Grant
	Shares	Date Fair Value

Balance at January 1, 2008	356,538	$11.20
Granted	214,551	5.28
Vested	(228,019)	10.15
Forfeited or expired	(886)	4.59

Balance at December 31, 2008	342,184	$8.21

For the years ended December 31, 2008, 2007 and 2006, the Company recorded stock-based compensation expense of $2,236, $2,174 and $1,925 related to the time-based RSUs, respectively. As of December 31, 2008, $718 of total unrecognized compensation cost related to the time-based RSUs granted is expected to be recognized through September 2011.

Performance-Based Restricted Stock Units

In 2008, 129,784 performance-based RSUs were granted when the Compensation Committee established financial and operational performance targets for fiscal 2008. As of December 31, 2008, the Company estimates that these performance targets will be achieved at a rate of 70%, resulting in 91,233 performance-based RSUs vesting over various periods through May 2009.

A summary of the Company’s performance-based RSUs for the year ended December 31, 2008 is as follows:

		Weighted-Average Grant
	Shares	Date Fair Value

Balance at January 1, 2008	179,404	$12.58
Granted	129,784	4.81
Vested	(61,079)	12.85
Forfeited or expired	(116,980)	12.49

Balance at December 31, 2008	131,129	$4.85

For the years ended December 31, 2008, 2007 and 2006, the Company recorded stock-based compensation expense of $460, $1,412 and $979 related to the performance-based RSUs, respectively. As of December 31, 2008,

Notes to consolidated financial statements
(In thousands, except share and per share amounts)

$84 of total unrecognized compensation cost related to the performance-based RSUs granted is expected to be recognized over periods through May 2009.

The grant date fair value of the performance-and time-based RSU awards granted in 2008 and 2007 is based upon the closing stock price of the Company’s common stock on the date of grant. The grant date fair value of the time and performance-based RSUs granted in 2006 was determined to be $11.00 per common share, the price of the Company’s common stock sold in its IPO.

Time-based Stock Appreciation Rights

A summary of the Company’s time-based SARs for the year ended December 31, 2008 is as follows:

			Weighted-Average
			Remaining	Aggregate
	Number of	Weighted-Average	Contractual	Intrinsic Value
	Shares	Exercise Price	Term (years)	(In thousands)

Outstanding at January 1, 2008	66,667	$11.00
Granted	1,075,000	4.96
Forfeited or expired	—	—

Outstanding at December 31, 2008	1,141,667	$5.31	9.16	$—

Exercisable at December 31, 2008	66,666	$11.00	7.75	$—

Vested and expected to vest at December 31, 2008	1,141,667	$5.31	9.16	$—

For the years ended December 31, 2008, 2007 and 2006, the Company recorded stock-based compensation expense of $767, $122 and $119 relating to the time-based SARs, respectively. As of December 31, 2008, $1,793 of total unrecognized compensation cost related to the time-based SARs is expected to be recognized ratably through December 2010. The weighted average grant date fair value of the time-based SARs in 2008 was $2.27 per share.

Performance-Based Stock Appreciation Rights

In 2008, 145,555 performance-based SARs were granted when the Compensation Committee established financial and operational performance targets for fiscal 2008. These SARs will vest through March 2009. As of December 31, 2008, Company estimates that 72% of the performance targets will be achieved.

A summary of the Company’s performance-based SARs for the year ended December 31, 2008 is as follows:

			Weighted-Average
			Remaining	Aggregate
	Number of	Weighted-Average	Contractual	Intrinsic Value
	Shares	Exercise Price	Term (years)	(In thousands)

Outstanding at January 1, 2008	217,289	$11.00
Granted	145,555	9.70
Forfeited or expired	(70,945)	11.00

Outstanding at December 31, 2008	291,899	$10.35	8.57	$—

Exercisable at December 31, 2008	146,344	$11.00	7.88	$—

Vested and expected to vest at December 31, 2008	250,145	$10.52	8.45	$—

The weighted-average grant date fair value of the performance-based SARs granted during the years ended December 31, 2008, 2007 and 2006 was $1.23, $6.19 and $5.18 per share, respectively.

Notes to consolidated financial statements
(In thousands, except share and per share amounts)

For the years ended December 31, 2008, 2007 and 2006, the Company recorded stock-based compensation expense of $147, $483 and $271 relating to the performance-based SARs, respectively. As of December 31, 2008, $29 of total unrecognized compensation cost related to the performance-based SARs is expected to be recognized through the first quarter of 2009.

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

	Years Ended December 31,
	2008	2007	2006

Risk-free interest rate	2.50% to 3.20%	4.93%	4.66%
Expected life (years)	5.5 and 6.00	5.5	5.50 to 6.00
Estimated volatility factor	43.98% to 48.98%	43.95%	43.85%
Expected dividends	None	None	None

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

Notes to consolidated financial statements
(In thousands, except share and per share amounts)

	Years Ended December 31,
	2008(1)	2007(1)	2006

Risk-free interest rate	—	—	4.64%
Expected life (years)	—	—	4.00
Expected volatility factor	—%	—%	44.50%
Expected dividends	None	None	None

(1)	There were no options granted in 2008 and 2007.

A summary of the status of the Company’s stock options as of December 31, 2008 is as follows:

			Weighted-Average
			Remaining	Aggregate
	Number of	Weighted-Average	Contractual	Intrinsic Value
	Shares	Exercise Price	Term (years)	(In thousands)

Outstanding at January 1, 2008	832,957	$3.02
Granted	—	—
Exercised	(50,878)	3.73
Forfeited or expired	—	—

Outstanding at December 31, 2008	782,079	$2.98	5.16	$—

Exercisable at December 31, 2008	779,995	$2.97	5.15	$—

Vested and expected to vest at December 31, 2008	782,079	$2.98	5.16	$—

During the year ended December 31, 2008, the Company issued 14,853 shares of common stock upon the cashless exercise of stock options to purchase 31,250 common shares with per share exercise prices of $2.33 to $4.26. In addition, the Company issued 19,628 shares of common stock upon the exercise of stock options at per share exercise prices of $2.33 to $4.26 and received gross proceeds of $80.

As of December 31, 2008, $24 of total unrecognized compensation cost related to stock options issued to employees is expected to be recognized through March 2009.

Note 6.	Net Loss per Common Share

Basic net loss per common share is calculated by dividing net loss applicable to common stockholders (net loss adjusted for dividends required on preferred stock and accretion in preferred stock carrying value) by the weighted-average number of common shares outstanding for the year. Diluted net loss per common share is the same as basic net loss per common share, because potentially dilutive securities such as RSUs, SARs, stock options and stock warrants would have an antidilutive effect as the Company incurred a net loss for the years ended December 31, 2008, 2007 and 2006. The potentially dilutive securities excluded from the determination of basic and diluted loss per share, as their effect is antidilutive, are as follows:

	Years Ended December 31,
	2008	2007	2006

Common stock warrants	257,986	473,907	1,617,296
Stock options	782,079	832,957	1,464,420
RSUs	473,313	535,942	785,571
SARs	1,433,566	283,956	182,223

	2,946,944	2,126,762	4,049,510

Notes to consolidated financial statements
(In thousands, except share and per share amounts)

For the year ended December 31, 2006, the reconciliation between net loss and net loss applicable to common shares is as follows:

2006

Net loss	$(11,215)
Add: Preferred stock dividends and accretion of preferred stock carrying value	(8,320)
Add: Consent payment to holders of Series B preferred stock for the automatic conversion of the Series B preferred stock into common stock. (See Note 14)	(10,111)

Net loss applicable to common shares	$(29,646)

Note 7.	Acquisition of Interest in Satcom International Group plc.

On February 17, 2004, two officers of the Company were required to enter into a definitive agreement in order to eliminate any potential conflict of interest between the Company and the officers, to transfer to the Company all of their interests representing a majority of the outstanding voting shares of Satcom International Group plc. (“Satcom”). On October 7, 2005 the Company acquired, from the two officers, a 51% interest in Satcom in exchange for (i) 620,000 shares of Series A redeemable convertible preferred stock and the assumption of certain liabilities and (ii) a contingent payment in the event of a sale of or IPO of the Company.

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

Notes to consolidated financial statements
(In thousands, except share and per share amounts)

Note 8.	Satellite Network and Other Equipment

Satellite network and other equipment consisted of the following:

	Useful Life	December 31,
	(Years)	2008	2007

Land		$381	$381
Satellite network	3-10	21,290	9,463
Capitalized software	3-5	1,224	887
Computer hardware	5	1,108	920
Other	5-7	1,166	565
Assets under construction		77,328	45,706

		102,497	57,922
Less accumulated depreciation and amortization		(9,207)	(8,218)

		$93,290	$49,704

During the years ended December 31, 2008 and 2007, the Company capitalized costs attributable to the design and development of internal-use software in the amount of $336 and $633, respectively.

Depreciation and amortization expense for the years ended December 31, 2008, 2007 and 2006 was $1,749, $929, and $1,424, respectively. This includes amortization of internal-use software of $276, $255 and $104 for the years ended December 31, 2008, 2007 and 2006, respectively.

Assets under construction primarily consist of costs relating to milestone payments and other costs pursuant to the Company’s satellite payload and launch procurement agreements for its quick-launch satellites and the procurement agreement for its next-generation satellites (See Note 17) and upgrades to its infrastructure and ground segment.

On June 19, 2008, the Coast Guard demonstration satellite and five quick-launch satellites were successfully launched. Each of the satellites successfully separated from the launch vehicle in the proper orbit and is undergoing in-orbit testing and final positioning. The majority of in-orbit testing of the payload subsystems has been completed to verify proper operation of the subscriber links, gateway links and AIS payload functionality. As a result of on-going in-orbit testing of these satellites, the Company’s satellite providers are investigating the lower than nominal gateway transmission power on one satellite, lower than expected nominal subscriber transmission on one satellite, intermittent computer resets on one satellite and outages to the reaction wheel components of the attitude control system on each of the satellites. The satellite with the lower than expected subscriber transmission has been reprogrammed to operate in a mode which utilizes the gateway transmission for subscriber messaging traffic. The satellite with intermittent flight computer resets is being reprogrammed to use a redundant receiver to perform the flight computer functions. Two satellites have experienced unrecovered outages of the redundant reaction wheels and four of the new satellites have experienced an unrecovered outage to both a redundant and a non-redundant reaction wheel which results in the satellites not pointing towards the sun and the earth as expected. Unless resolved, the result of this pointing error would be reduced power generation and reduced communications capabilities. OHB System, AG (“OHB”), the satellite bus provider continues, its efforts to correct and develop alternate operational procedures to satisfactorily mitigate the effect of these anomalies, there can be no assurance in this regard. The Company is unable to quantify the impact, if any, that these anomalies will have on the expected useful life and communication capabilities of the satellites until the in-orbit testing is completed and more information about the root cause of the anomalies becomes available.

On February 22, 2009, one quick-launch satellite experienced a power system anomaly that subsequently resulted in a loss of contact with the satellite by both the Company’s ground control systems and the ground control systems of the company providing in-orbit monitoring and testing, KB Polyot-Joint Stock Company, a provider of

Notes to consolidated financial statements
(In thousands, except share and per share amounts)

sub-contracting services to OHB, the satellite bus manufacturer. The Company continues its efforts to re-establish contact with the satellite, but to date have not been successful. After consultation with, OHB and the Company’s own engineers, the Company believes that after such an extended period of no communication with the satellite, it is unlikely that the satellite will be recovered. The Company has conducted post-loss data analysis to better understand the causes of the power systems anomaly and resulting loss of contact with the satellite. The analysis is focused on power system components that may have contributed to the power system anomaly. The other quick-launch satellites have experienced outages of redundant power system components that are being investigated. The Company and OHB will continue to conduct this post-loss data analysis to determine the root cause and establish operational procedures, if any, to mitigate the risk of a similar anomaly from occurring on the remaining four quick-launch satellites, which are of the same design or the Coast Guard demonstration satellite which is of a similar design. During this process, the Company will continue the in-orbit testing of the remaining quick-launch and Coast Guard demonstration satellites thereby extending the time before these satellites can be placed in operational service. The Company is unable to quantify the likelihood that this anomaly will occur, if at all, on the other quick-launch or Coast Guard demonstration satellites or the impact, if any, that this potential anomaly will have on the expected useful life and communications capabilities of these satellites until the in-orbit testing is completed and more information about the root cause of the anomaly becomes available.

The loss of one quick-launch satellite is not expected to have a material adverse effect on the Company’s current communications service as the satellite was only in the testing phase and not in regular operational service. Furthermore, the Company does not expect the loss of this one satellite from the orbital plane of six satellites to have a material adverse effect on the Company’s ability to provide communications service in the future, based on a preliminary post-loss engineering analysis. All the quick-launch and Coast Guard demonstration satellites were equipped with an Automatic Identification System (“AIS”) payload and the Company believes the loss of one satellite will not adversely impact AIS service in any material respect, as the other satellites provide redundant capabilities to the AIS data service.

The Company has in-orbit insurance that under certain circumstances covers the total loss or constructive total loss of the Coast Guard demonstration and quick-launch satellites. The in-orbit insurance is subject to certain exclusions including a deductible under which no claim is payable under the policy in respect of the first satellite to suffer a constructive total loss or total loss. The Company is working with its insurance carriers to determine to what extent, if any, the in-orbit insurance will offset the impairment in value resulting from the loss of the quick-launch satellite or otherwise result in insurance proceeds arising from the disclosed anomalies on the Coast Guard demonstration and remaining quick-launch satellites.

An impairment charge will be recognized in the quarter ending March 31, 2009 with respect to one of the quick-launch satellites as a result of our inability to recover the satellite after the loss of contact with the satellite. The Company estimates that a non-cash impairment charge to write-off the cost of the satellite of approximately $7,000 will be reflected in the condensed consolidated financial statements in the quarter ending March 31, 2009. This amount is estimated based on currently available information and is subject to change, although the Company does not presently expect that the actual impairment charge will be materially different than the estimated impairment charge described above. No amount of this impairment charge represents a cash expenditure and the Company does not expect that any amount of this impairment charge will result in any future cash expenditures.

In August 2008, the USCG accepted the AIS data from the Coast Guard Concept demonstration satellite. Accordingly, the Company reclassified $8,590 from assets under construction to satellite network as the Company began recognizing revenue from the contract and depreciation on the satellite.

During 2008, one of the Company’s plane D satellites, which had limited availability and a battery anomaly preventing nighttime operation, ceased providing regular operational service although it may continue to provide operational service on a limited basis. The remaining five plane D satellites have been repositioned to minimize coverage gaps that impact system latency and overall capacity. In addition, one of the Company’s plane B satellites is no longer providing operational service. The remaining seven plane B satellites have been repositioned to minimize coverage gaps that impact system latency and overall capacity. The Company does not expect the absence of these satellites to materially affect its business. These satellites are fully depreciated.

Notes to consolidated financial statements
(In thousands, except share and per share amounts)

Note 9.	Restricted Cash

Restricted cash consists of cash collateral of $5,000 for a performance bond required by the FCC in connection with the Company obtaining expanded FCC authorization to construct, launch and operate an additional 24 next-generation satellites. Under the terms of the performance bond, the cash collateral will be reduced in increments of $1,000 upon completion of specified milestones. The Company has completed two milestones and accordingly has classified $2,000 as a current asset.

Restricted cash also includes $680 deposited into an escrow account under the terms of the Orbital Sciences procurement agreement for the quick-launch satellites. The amounts in escrow will be paid to Orbital Sciences one year following the successful completion of in-orbit testing of the five quick-launch satellites (See Note 17).

The interest income earned on the restricted cash balances is unrestricted and included in interest income in the consolidated statements of operations.

Note 10.	Intangible Assets

The Company’s intangible assets consisted of the following:

		December 31,
		2008			2007
	Useful Life		Accumulated			Accumulated
	(Years)	Cost	Amortization	Net	Cost	Amortization	Net

Acquired licenses	6	$8,115	$(4,029)	$4,086	$8,115	$(2,543)	$5,572

Amortization expense for the years ended December 31, 2008, 2007 and 2006 was $1,486, $1,486 and $948, respectively.

Estimated amortization expense for the acquired licenses is as follows:

Years Ending December 31,

2009	$1,486
2010	1,486
2011	1,114

$4,086

Note 11.	Accrued Liabilities

The Company’s accrued liabilities consisted of the following:

	December 31
	2008	2007

Litigation settlement (See Note 17)	$2,450	$—
Advances from USCG (See Notes 12 and 17)	—	7,228
Gateway settlement obligation (See Note 17)	—	644
Accrued compensation and benefits	2,288	1,821
Accrued interest	736	712
Accrued professional fees	229	425
Other accrued expenses	1,656	1,475

	$7,359	$12,305

Notes to consolidated financial statements
(In thousands, except share and per share amounts)

Note 12.	Deferred Revenue

Deferred revenues consisted of the following:

	December 31
	2008	2007

Professional services	$7,043	$—
Service activation fees	3,032	1,796
Manufacturing license fees	59	75
Prepaid services	1,050	1,071

	11,184	2,942
Less current portion	(3,577)	(1,435)

Long-term portion	$7,607	$1,507

Deferred professional services revenues at December 31, 2008, represent amounts related to the USCG under the Concept Validation Project. At December 31, 2007 amounts received from the USCG were reflected as an accrued liability in the consolidated balance sheet (See Notes 11 and 17).

Note 13.	Notes Payable

OHB Technology A.G.

In connection with the acquisition of a majority interest in Satcom (see Note 7), the Company has recorded an indebtedness to OHB Technology A.G. (formerly known as OHB Teledata A.G.) (“OHB”), a principal stockholder of the Company. At December 31, 2008, the principal balance of the note payable was €1,138 ($1,605) and it had a carrying value of $1,244. At December 31, 2007, the principal balance of the note payable was €1,138 ($1,661) and it had a carrying value of $1,170. The carrying value was based on the note’s estimated fair value at the time of acquisition. The difference between the carrying value and principal balance is being amortized to interest expense over the estimated life of the note of six years. Interest expense related to the note was $131 for the years ended December 31, 2008, 2007 and 2006. This note does not bear interest and has no fixed repayment term. Repayment will be made from the distribution profits (as defined in the note agreement) of ORBCOMM Europe LLC. The note has been classified as long-term and the Company does not expect any repayments to be required prior to December 31, 2009.

Note 14.	Stockholders’ Equity and Convertible Redeemable Preferred Stock

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

Conversion of Series A and B Preferred Stock

On October 12, 2006, as a condition to the conversion of all outstanding shares of Series A and B preferred stock into common stock, the Company obtained written consents of holders who collectively held in excess of two-

Notes to consolidated financial statements
(In thousands, except share and per share amounts)

thirds of the Series B preferred stock. The holders consented to the automatic conversion of the Series B preferred stock into shares of common stock upon the closing of the Company’s IPO at an initial public offering price per share of not less than $11.00 required for the automatic conversion of the Series B preferred stock into common stock. In consideration for providing their consents, the Company agreed to make a contingent payment to all of the holders of the Series B preferred stock if the price per share of the IPO was between $11.00 and $12.49 per share, determined as follows: (i) 12,014,227 (the number of shares of the Company’s common stock into which all of the shares of the Series B preferred stock converted at the current conversion price) multiplied by (ii) the difference between (a) $6.045 and (b) the quotient of (I) the initial public offering price divided by (II) 2.114. The maximum amount payable was $10,111. Upon closing of the IPO, the Company made a payment of $10,111 to the holders of the Series B preferred stock from the net proceeds of the IPO. The $10,111 payment was accounted for similar to a dividend.

Convertible Redeemable Preferred Stock

In January 2006, the Company issued 260,895 shares of Series B preferred stock and received net proceeds of $1,465, after deducting issuance costs of $113.

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

Preferred Stock

The Company currently has 50,000,000 shares of preferred stock authorized. No shares were outstanding at December 31, 2008 and 2007.

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

Warrants

The Company issued no warrants to purchase common stock in 2008, 2007 and 2006. As of December 31, 2008, the Company has outstanding warrants to purchase 257,986 shares of common stock at an exercise price of $4.26 per share. These warrants expire at various dates in 2009.

Notes to consolidated financial statements
(In thousands, except share and per share amounts)

During the year ended December 31, 2008, the Company issued 106,146 shares of common stock upon the exercise of warrants at per share exercise prices ranging from $2.33 to $3.38. The Company received gross proceeds of $262 from the exercise of these warrants. In addition, the Company issued 46,643 shares of common stock upon the cashless exercise of warrants to purchase 86,123 common shares with per share exercise prices ranging from $2.33 to $3.38.

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

At December 31, 2008, the Company has reserved the following shares of common stock for future issuance:

Shares

Employee stock compensation plans	4,825,499
Warrants to purchase common stock	257,986

5,083,485

Note 15.	Geographical Information

The Company operates in one reportable segment, satellite data communications. Other than satellites in orbit, long-lived assets outside of the United States are not significant. The following table summarizes revenues on a percentage basis by geographic region, based on the country in which the customer is located:

	Years Ended December 31,
	2008	2007	2006

United States	78%	85%	90%
Japan	17%	—	—
Other(1)	5%	15%	10%

	100%	100%	100%

(1)	No other geographic areas are more than 10% for the years ended December 31, 2007 and 2006.

Notes to consolidated financial statements
(In thousands, except share and per share amounts)

Note 16.	Income Taxes

The following is a summary of the tax provision of the Company’s for the years ended December 31, 2008, 2007 and 2006:

	December 31,
	2008	2007	2006

Current:
Federal	$—	$155	$—
State	—	29	—

Total	$—	$184	$—

Deferred:
Federal	$(517)	$(342)	$(4,635)
State	(98)	(65)	(604)
International	961	64	(51)

Subtotal	346	(343)	(5,290)
Valuation allowance	(346)	159	5,290

Total	$—	$(184)	$—

The components of net deferred tax assets (liability) are as follows:

	December 31,
	2008	2007

Deferred tax assets:
Current deferred tax assets:
Deferred revenues	$1,347	$888
Allowance for doubtful accounts	210	214
Inventory reserves	116	146
Deferred compensation	1,758	1,569
Bonus accruals	—	428
Vacation accrual	290	231
Other	63	—

Total current deferred tax assets	3,784	3,476

Non-current deferred tax assets:
Satellite network and other property	—	284
Deferred revenues	2,892	2,977
Tax loss carryforwards	8,164	7,584

Total non-current current deferred tax assets	11,056	10,845

Total deferred tax assets	14,840	14,321

Deferred tax liability, satellite network and other property	(515)	—

Net deferred tax assets before valuation allowance	14,325	14,321
Less valuation allowance	(14,325)	(14,137)

Net deferred tax asset	$—	$184

Notes to consolidated financial statements
(In thousands, except share and per share amounts)

The benefit for income taxes differs from the amount computed by applying the statutory U.S. Federal income tax rate because of the effect of the following items:

	Years Ended December 31,
	2008	2007	2006

Income tax benefit at U.S. statutory rate of 34%	$(1,543)	$(1,220)	$(3,813)
State income taxes, net of federal benefit	(65)	(23)	(392)
Effect of foreign subsidiaries	1,401	280	(1,251)
Other permanent items	553	259	166
Adjustment of tax reserves and other	—	545	—
Change in valuation allowance	(346)	159	5,290

	$—	$—	$—

A valuation allowance has been provided for all of the Company’s deferred tax assets except for an unrecognized tax benefit totaling $184 because it is more likely than not that the Company will not recognize the benefits of these deferred tax assets. The net change in the total valuation allowance for the years ended December 31, 2008, 2007 and 2006 was $346, $159 and $5,290, respectively.

As a result of the adoption of SFAS 123(R), the Company recognizes tax benefits associated with the exercise of stock options and vesting of RSUs directly to stockholders’ equity only when the tax benefit reduces income tax payable on the basis that a cash tax savings has occurred. Accordingly, deferred tax assets are not recognized for net operating loss carryforwards resulting from tax benefits. As of December 31, 2008 and 2007, the Company has not recognized in its deferred tax assets an aggregate of $4,173 and $4,157, respectively, of windfall tax benefits associated with the exercise of stock options and the vesting of RSUs.

At December 31, 2008 and December 31, 2007, the Company had potentially utilizable federal net operating loss tax carryforwards of $22,503 and $18,772, respectively. The net operating loss carryforwards expire at various times through 2028. At December 31, 2008 and December 31, 2007, the Company had potentially utilizable foreign net operating loss carryforwards of $6,534 and $7,692, respectively. The foreign net operating loss carryforwards expire on various dates through 2027.

The utilization of the Company’s net operating losses may be subject to a substantial limitation due to the “change of ownership provisions” under Section 382 of the Internal Revenue Code and similar state provisions. Such limitation may result in the expiration of the net operating loss carryforwards before their utilization.

ORBCOMM Japan has net operating loss carryforwards that expire through 2010. As a result of ORBCOMM Japan’s voluntary reorganization, the Company has recorded a full valuation allowance for the deferred tax assets relating to the net operating loss carryforwards because it is more likely than not that ORBCOMM Japan will not recognize the benefits of these deferred tax assets due to its limited operating history following reorganization. The Company will maintain the valuation allowance until sufficient positive evidence exists to support reversal.

The Company has not provided deferred income taxes on the undistributed earnings of its Japan subsidiary. The amount of such earnings was $1.2 million. These earnings have been permanently reinvested and the Company does not plan to initiate action that would precipitate the payment of income taxes thereon. It is not practicable to estimate the amount of additional tax that might be payable on the undistributed earnings of its Japan subsidiary.

As of January 1, 2007, the Company had no significant unrecognized tax benefits. During the year ended December 31, 2007, the Company recognized gross adjustments for uncertain tax benefits of $775. During the year December 31, 2008, the Company had no significant unrecognized tax benefits. Due to the existence of the Company’s valuation allowance, the uncertain tax benefits if recognized would not impact the Company’s effective income tax rate. The Company is subject to U.S. federal and state examinations by tax authorities from 2005. The Company does not expect any significant changes to its unrecognized tax positions during the next twelve months.

Notes to consolidated financial statements
(In thousands, except share and per share amounts)

No interest and penalties related to uncertain tax positions were accrued at December 31, 2008 and 2007.

The following table is a reconciliation of the beginning and ending amount of unrecognized tax benefits:

	2008	2007

Balance at January 1	$775	$—
Additions for tax positions related to prior years	—	591
Additions for tax positions	—	184
Reductions for tax positions of prior years	—	—
Settlements	—	—

Balance at December 31	$775	$775

As of December 31, 2008 and 2007, the Company has unrecognized tax benefits totaling $184. As of December 31, 2007, the unrecognized tax benefits were recorded in other liabilities in the Company’s consolidated balance sheet. In 2008, uncertain tax benefits were offset by net operating losses. Unrecognized tax benefits amounting to $775 have been recorded as a reduction to the Company’s federal and state net operating loss tax carryforwards in deferred tax assets.

Note 17.	Commitments and Contingencies

Procurement agreements in connection with quick-launch satellites

On April 21, 2006, the Company entered into an agreement with Orbital Sciences to design, manufacture, test and deliver to the Company, one payload engineering development unit and six AIS-equipped satellite payloads for the Company. The cost of the payloads is $17,000, subject to adjustment under certain circumstances. Payments under the agreement were due upon the achievement of specified milestones by Orbital Sciences. As of December 31, 2008, the Company has made milestone payments of $16,150 under this agreement. The Company anticipates making the remaining payments subject to adjustments under the agreement of $850 in 2009.

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

As of December 31, 2008, the Company has made milestone payments of $17,767 under this agreement. In addition, OHB System, AG will provide services relating to the development, demonstration and launch of the Company’s next-generation satellites at a total cost of $1,350. The Company anticipates making the remaining payments under the agreement of $2,233 in 2009, for the six satellite buses and the related integration and launch services.

Notes to consolidated financial statements
(In thousands, except share and per share amounts)

Procurement agreements in connection with U.S. Coast Guard contract

In May 2004, the Company entered into an agreement to construct and deploy a satellite for use by the USCG (see Note 12). In connection with this agreement, the Company entered into procurement agreements with Orbital Sciences and OHB System, AG. As of December 31, 2008, the Company’s remaining obligation under this agreement was $121.

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

On April 14, 2008, the Company and the USCG entered into an amendment to the agreement extending the definitive launch date to August 15, 2008. In consideration for agreeing to the extend the launch date, the Company will provide the USCG with all AIS data from each of the quick-launch satellites being launched with the Coast Guard demonstration satellite, to the extent the satellites are providing service, for 90 continuous days, which commenced on February 1, 2009 at no additional cost. In addition, the USCG will have certain intellectual property rights over the AIS data received by the AIS receivers aboard the quick-launch satellites and the Coast Guard demonstration satellite solely during the 90-day evaluation period to share only with other U.S. government agencies, provided that during the 90-day evaluation period the Company is permitted to use the AIS data from the quick-launch satellites in connection with the Company’s other programs.

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

The agreement also requires SNC to complete the pre-ship review of the Initial Satellites (i) no later than 24 months after the execution of the agreement for the first shipset of six satellites, (ii) no later than 31 months after

Notes to consolidated financial statements
(In thousands, except share and per share amounts)

the execution of the agreement for the second shipset of six satellites and (iii) no later than 36 months after the execution of the agreement for the third shipset of six satellites. Payments under the agreement will begin upon the execution of the agreement and will extend into the second quarter of 2012, subject to SNC’s successful completion of each payment milestone. As of December 31, 2008, the Company has made milestone payments of $24,570 under the agreement. The Company anticipates making payments under the agreement of $26,910 during 2009. Under the agreement, SNC has agreed to provide the Company with an optional secured credit facility for up to $20,000 commencing 24 months after the execution of the agreement and maturing 44 months after the effective date. If the Company elects to establish and use the credit facility it and SNC will enter into a formal credit facility on terms established in the agreement.

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

Airtime credits

In 2001, in connection with the organization of ORBCOMM Europe and the reorganization of the ORBCOMM business in Europe, the Company agreed to grant certain country representatives in Europe approximately $3,736 in airtime credits. The Company has not recorded the airtime credits as a liability for the following reasons: (i) the Company has no obligation to pay the unused airtime credits if they are not utilized; and (ii) the airtime credits are earned by the country representatives only when the Company generates revenue from the country representatives. The airtime credits have no expiration date. Accordingly, the Company is recording airtime credits as services are rendered and these airtime credits are recorded net of revenues from the country representatives. For the years ended December 31, 2008, 2007 and 2006 airtime credits used totaled approximately $183, $179 and $201, respectively. As of December 31, 2008 and 2007 unused credits granted by the Company were approximately $2,307 and $2,490, respectively.

Purchase commitment

On August 29, 2008, the Company entered into an agreement with Delphi Automotive Systems LLC to purchase approximately $4,800 of a future model of a subscriber communicator over a two-year period beginning once the subscriber communicator model becomes commercially available within the next twelve months.

Notes to consolidated financial statements
(In thousands, except share and per share amounts)

Operating leases

The Company leases office, storage and other facilities under agreements classified as operating leases which expire through 2014. Future minimum lease payments, by year and in the aggregate, under non-cancelable operating leases with initial or remaining terms of one year or more as of December 31, 2008 are as follows:

Years Ending December 31,

2009	$745
2010	887
2011	805
2012	829
2013	867
Thereafter	300

$4,433

Rent expense for the years ended December 31, 2008, 2007 and 2006 was approximately $1,726, $988 and $973, respectively.

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

Class Action Litigation

On September 20 and 25, 2007, two separate plaintiffs filed purported class action lawsuits in the United States District Court for the District of New Jersey against the Company and certain of its officers. On June 2, 2008, the Court consolidated the actions, appointed Erwin Weichel, David Peterson and William Hunt as lead plaintiffs and approved the lead plaintiff’s selection of co-lead and liaison counsel. On July 17, 2008, the lead plaintiffs filed their consolidated complaint against the Company and certain of its officers, and added as defendants the two co-lead underwriters of the Company’s initial public offering, UBS Securities LLC and Morgan Stanley & Co. Incorporated. The consolidated complaint alleges, among other things, that the Company’s registration statement related to its initial public offering in November 2006 contained material misstatements and omissions in violation of the Securities Act of 1933. The action cited, among other things, a drop in the trading price of the Company’s common stock that followed disclosure on August 14, 2007 of a change in the Company’s definition of billable subscriber communicators and reduced guidance for the remainder of 2007 released with the Company’s 2007 second quarter financial results. The action seeks to recover compensatory and rescissory damages, on behalf of a class of shareholders who purchased common stock in and/or traceable to the Company’s initial public offering on or about November 3, 2006 through August 14, 2007. On February 25, 2009, the Company and the other named defendants agreed in principle to settle the action, while continuing to deny any liability for these claims, for a payment of $2,450 to be paid entirely by the Company’s insurer providing directors and officers liability coverage for the claims asserted in the litigation. The agreement remains subject to final negotiated documentation executed by the parties and approval by the United States District Court for the District of New Jersey. As of December 31, 2008, the Company has accrued the $2,450 as a component of accrued liabilities. The Company has established a receivable from its insurance carrier in the same amount that is included as component of prepaid expenses and other current assets as collection is probable. Litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include money damages. If an unfavorable ruling were to occur, it could have a material adverse effect on our business and results of operations for the period in which the ruling occurred or future periods. In addition, the Company has received a request for indemnification pursuant to the Underwriting

Notes to consolidated financial statements
(In thousands, except share and per share amounts)

Agreement entered into in connection with the initial public offering from UBS Securities, LLC and Morgan Stanley & Co. Incorporated for any losses or costs they may incur as a result of this lawsuit. The Company has declined to pay any such indemnity claims by these firms.

Note 18.	Employee Incentive Plans

The Company maintains a 401(k) plan. All employees who have been employed for three months or longer are eligible to participate in the plan. Employees may contribute up to 15% of eligible compensation to the plan, subject to certain limitations. The Company has the option of matching up to 100% of the amount contributed by each employee up to 4% of employee’s compensation. In addition, the plan contains a discretionary contribution component pursuant to which the Company may make an additional annual contribution. Contributions vest over a five-year period from the employee’s date of employment. The Company did not make any contributions for the years ended December 31, 2008, 2007 and 2006.

Note 19.	Supplemental Disclosure of Noncash Investing and Financing Activities

	Years Ended December 31,
	2008	2007	2006

Investing activities:
Capital expenditures incurred not yet paid	$6,626	$1,459	$—
Gateway received in settlement of long-term receivable	230	—	—
Gateway acquired and recorded in inventory in 2005 and used for construction under satellite and property and equipment in 2006	—	—	411
Stock-based compensation included in capital expenditures	54	—	—
Net assets from step acquisition of subsidiary	1,363	—	—
Asset basis adjustment due to expiration of gateway purchase option	161	—	—
Financing activities:
Public offering expenses incurred not yet paid	—	40	610
Conversion of Series A preferred stock into common stock	—	—	37,882
Conversion of Series B preferred stock into common stock	—	—	68,629

Notes to consolidated financial statements
(In thousands, except share and per share amounts)

Note 20.	Quarterly Financial Data (Unaudited)

The quarterly results of operations are summarized below:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2008
Revenues	$5,879	$7,724	$7,969	$8,520
Loss from operations	(1,261)	(1,130)	(880)	(1,228)
Net loss	(534)	(979)	(1,001)	(2,026)
Net loss per common share basic and diluted:	(0.01)	(0.02)	(0.02)	(0.05)
Weighted average shares outstanding basic and diluted	41,802,725	41,961,461	42,070,196	42,100,869
2007
Revenues	$5,961	$6,627	$6,912	$8,652
Loss from operations	(4,169)	(2,613)	(1,978)	97
Net income (loss)	(2,939)	(1,297)	(422)	1,069
Net income (loss) per common share:
Basic	(0.08)	(0.03)	(0.01)	0.03
Diluted	(0.08)	(0.03)	(0.01)	0.03
Weighted-average shares outstanding
Basic	37,035,553	38,669,269	41,444,270	41,603,765
Diluted	37,035,553	38,669,269	41,444,270	42,496,840

Schedule II — Valuation and Qualifying Accounts

ORBCOMM INC.
December 31, 2008, 2007 and 2006

	Col. B	Col. C				Col. E
	Balance at	Charged to	Charged to			Balance at
	Beginning of the	Costs and	Other		Col. D	End of the
Description	Period	Expenses	Accounts		Deductions	Period
		(Amounts in thousands)

Year ended December 31, 2008
Allowance for doubtful receivables	$388	(179)	18	(1)	—	$227
Deferred tax asset valuation	$14,137	(346)	534	(2)		$14,325
Year ended December 31, 2007
Allowance for doubtful receivables	$297	286	(195	)(1)	—	$388
Deferred tax asset valuation	$14,224	159	(246	)(2)	—	$14,137
Year ended December 31, 2006
Allowance for doubtful receivables	$671	30	(404	)(1)	—	$297
Deferred tax asset valuation	$8,784	5,290	150	(2)	—	$14,224

(1)	Amounts relate to write-offs, net of recoveries.

(2)	Amounts relate to differences in foreign exchange rates.

Exhibit Index

Exhibit
No.		Description	Page No.

3.1		Restated Certificate of Incorporation of the Company, filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, is incorporated herein by reference.
3.2		Amended Bylaws of the Company, filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, is incorporated herein by reference.
†10	.1	Validation Services Agreement, dated May 20, 2004, by and between the Company and the U.S. Coast Guard, filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference.
10	.1.2	Amendment of Solicitation/Modification of Contract dated September 13, 2007 amending the Validation Services Agreement dated as of May 20, 2004, by and between the Company and U.S. Coast Guard, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2007, is incorporated herein by reference.
10	.1.3	Amendment of Solicitation/Modification of Contract dated April 14, 2008 amending the Validation Services Agreement dated as of May 20, 2004, as amended, by and between the Company and U.S. Coast Guard, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2008, is incorporated herein by reference.
10	.1.4	Amendment of Solicitation/Modification of Contract dated August 28, 2008 amending the Validation Services Agreement dated as of May 20, 2004, as amended, by and between the Company and U.S. Coast Guard, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2008, is incorporated herein by reference.
10	.1.5	Amendment of Solicitation/Modification of Contract dated September 30, 2008 amending the Validation Services Agreement dated as of May 20, 2004, as amended, by and between the Company and U.S. Coast Guard, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2008, is incorporated herein by reference.
10	.1.6	Amendment of Solicitation/Modification of Contract dated September 30, 2008 amending the Validation Services Agreement dated as of May 20, 2004, as amended, by and between the Company and U.S. Coast Guard, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2008, is incorporated herein by reference.
†10	.2.1	Cooperation Agreement, dated May 18, 2004, among the Company, Stellar Satellite Communications Ltd. and Delphi Corporation, filed as Exhibit 10.2.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference.
10	.2.2	Amendment Number One to Cooperation Agreement, dated December 27, 2005, among the Company, Stellar Satellite Communications Ltd. and Delphi Corporation, filed as Exhibit 10.2.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference.
†10	.2.3	Amendment Number Two to Cooperation Agreement dated as of November 3, 2008, among the Company, Stellar Satellite Communications Ltd. and the Delphi Electronics & Safety Division of Delphi Incorporated, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2008, is incorporated herein by reference.
†10	.2.4	Pricing Agreement dated as of September 8, 2008, by and between Stellar Satellite Communications Ltd. and Delphi Automotive Systems, LLC, acting through its Delphi Electronics & Safety Division, filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2008, is incorporated herein by reference.
†10	.3.1	ORBCOMM Concept Demonstration Satellite Bus, Integration Test and Launch Services Procurement Agreement, dated March 10, 2005, between the Company and OHB-System AG, filed as Exhibit 10.3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference.
†10	.3.2	Amendment to the Procurement Agreement, dated June 5, 2006, between the Company and OHB-System AG, filed as Exhibit 10.3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference.

Exhibit
No.		Description	Page No.

†10	.3.3	Memorandum of Agreement dated July 2, 2008 between the Company and OHB System, AG, concerning modifications to Amendment No. 1 dated as of June 5, 2006 of ORBCOMM Concept Demonstration Satellite Bus, Integration Test and Launch Services Procurement Agreement dated March 10, 2005 by and between the Company and OHB System, AG, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2008, is incorporated herein by reference.
10	.3.4	Memorandum of Agreement dated November 25, 2008, between the Company and OHB System, AG, concerning Amendment No. 1 dated as of June 5, 2006 of ORBCOMM Concept Demonstration Satellite Bus, Integration Test and Launch Services Procurement Agreement dated March 10, 2005 by and between the Company and OHB System, AG.
†10	.4	ORBCOMM Concept Demonstration Communication Payload Procurement Agreement, dated November 3, 2004, between the Company and Orbital Sciences Corporation, filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference.
†10	.5.1	Amendment to the Procurement Agreement, dated April 21, 2006, between the Company and Orbital Sciences Corporation, filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference.
10	.5.2	Memorandum of Agreement, dated October 10, 2007, between the Company and Orbital Sciences Corporation concerning modification to the Amendment to the procurement agreement as Exhibit 10.5.1 hereto.
†10	.6	ORBCOMM Generation 2 Procurement Agreement dated May 5, 2008, by and between the Company and Sierra Nevada Corporation, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2008, is incorporated herein by reference.
10.7		Second Amended and Restated Registration Rights Agreement, dated as of December 30, 2005, by and among the Company and certain preferred stockholders of the Company, filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference.
†10	.8.1	International Value Added Reseller Agreement, dated March 14, 2003, between the Company and Transport International Pool, filed as Exhibit 10.9.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference.
†10	.8.2	Amendment to International Value Added Reseller Agreement, dated January 26, 2006, between the Company and Transport International Pool, filed as Exhibit 10.9.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference.
10	.8.3	Assignment and Assumption Agreement, dated February 28, 2006, between ORBCOMM LLC, Transport International Pool and GE Asset Intelligence, LLC, filed as Exhibit 10.9.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference.
†10	.8.4	Amendment to International Value Added Reseller Agreement dated July 11, 2006 between ORBCOMM LLC and GE Asset Intelligence, filed as Exhibit 10.9.4 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference.
10	.8.5	Amendment to International Value Added Resellers Agreement, dated August 3, 2006, between ORBCOMM LLC and GE Asset Intelligence, LLC, filed as Exhibit 10.9.5 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference.
10.9		Form of Common Stock Warrants, filed as Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference.
10.10		Form of Series A Preferred Stock Warrants, filed as Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference.

Exhibit
No.		Description	Page No.

10.11		Form of Ridgewood Preferred Stock Warrants, filed as Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference.
10.12		Form of Indemnification Agreement between the Company and the executive officers and directors of the Company, filed as Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference.
10.13		Schedule identifying agreements substantially identical to the Form of Indemnification Agreement constituting Exhibit 10.12 hereto.
*10	.14	2004 Stock Option Plan, filed as Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference.
*10	.15	2006 Long-Term Incentives Plan, filed as Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference.
*10	.16	Form of Incentive Stock Option Agreement under the 2004 Stock Option Plan, filed as Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference, filed as Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference.
*10	.17	Form of Non Statutory Stock Option Agreement under the 2004 Stock Option Plan, filed as Exhibit 10.18 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference.
*10	.18	Employment Agreement between Jerome B. Eisenberg and the Company, filed as Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2008, is incorporated herein by reference.
*10	.19	Employment Agreement between Marc J. Eisenberg and the Company, filed as Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2008, is incorporated herein by reference.
10.20		Employment Agreement between John J. Stolte Jr. and the Company, filed as Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2008, is incorporated herein by reference.
*10	.21	Form of Restricted Stock Unit Award Agreement under the 2006 Long-Term Incentives Plan, filed as Exhibit 10.24 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference.
*10	.22	Form of Stock Appreciation Rights Award Agreement under the 2006 Long-Term Incentives Plan, filed as Exhibit 10.25 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference.
10.23		Employment Agreement between Robert G. Costantini and the Company, filed as Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2008, is incorporated herein by reference.
10.24		Employment Agreement between Christian G. Le Brun and the Company, filed as Exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2008, is incorporated herein by reference.
10.25		Summary of Non-Employee Director Compensation, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007 (File No. 000-1361983), is incorporated herein by reference.
†10	.26	Letter agreement, dated October 10, 2006, between Stellar Satellite Communications Ltd. and GE Asset Intelligence, LLC, filed as Exhibit 10.27 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference.
21		Subsidiaries of the Company.
23.1		Consent of Deloitte & Touche LLP, an independent registered public accounting firm.
24		Power of Attorney authorizing certain persons to sign this Annual Report on behalf of certain directors and executive officers of the Company.
31.1		Certification of the Chief Executive Officer and President .
31.2		Certification of the Executive Vice President and Chief Financial Officer.

Exhibit
No.	Description	Page No.

32	Certification of the Chief Executive Officer and President and Executive Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

*	Management contract or compensatory plan or arrangement.

†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment. The omitted portions have been separately filed with the Securities and Exchange Commission.