Form 10-Q
period 2009-03-31
ORBCOMM Inc.
filed 2009-05-11
CIK 1361983

United States Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock as of May 7, 2009 is 42,396,031.

ORBCOMM Inc.
Index

ORBCOMM Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(Unaudited)

	March 31,	December 31,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$66,946	$75,370
Restricted cash	2,000	2,000
Accounts receivable, net of allowances for doubtful accounts of $512 and $227	4,190	3,750
Inventories	1,791	1,421
Prepaid expenses and other current assets	3,885	4,160

Total current assets	78,812	86,701

Satellite network and other equipment, net	86,702	93,290
Intangible assets, net	3,714	4,086
Restricted cash	3,680	3,680
Inventories	1,544	2,126
Other assets	1,445	1,484

Total assets	$175,897	$191,367

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$2,578	$8,529
Accrued liabilities	6,901	7,359
Current portion of deferred revenue	3,580	3,577

Total current liabilities	13,059	19,465
Note payable — related party	1,175	1,244
Deferred revenue, net of current portion	7,394	7,607

Total liabilities	21,628	28,316

Commitments and contingencies

Equity:
ORBCOMM Inc. stockholders’ equity:
Common stock, par value $0.001; 250,000,000 shares authorized; 42,396,031 and 42,101,834 shares issued and outstanding	42	42
Additional paid-in capital	229,456	229,001
Accumulated other comprehensive income	400	538
Accumulated deficit	(77,111)	(67,976)

Total ORBCOMM Inc. stockholders’ equity	152,787	161,605
Noncontrolling interests in ORBCOMM Japan	1,482	1,446

Total equity	154,269	163,051

Total liabilities and equity	$175,897	$191,367

See notes to condensed consolidated financial statements.

ORBCOMM Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three months ended
	March 31,
	2009	2008

Revenues:
Service revenues	$6,627	$4,855
Product sales	734	1,024

Total revenues	7,361	5,879

Costs and expenses (1):
Costs of services	3,221	2,034
Costs of product sales	1,110	1,281
Selling, general and administrative	4,804	4,445
Product development	224	256
Gain on customer claims settlement	—	(876)
Impairment charge — satellite network	7,045	—

Total costs and expenses	16,404	7,140

Loss from operations	(9,043)	(1,261)

Other income (expense):
Interest income	41	766
Other income (expense)	(49)	11
Interest expense	(48)	(50)

Total other income (expense)	(56)	727

Net loss	(9,099)	(534)

Less: Net income attributable to the noncontrolling interests	36	—

Net loss attributable to ORBCOMM Inc.	$(9,135)	$(534)

Net loss per common share:
Basic and diluted	$(0.22)	$(0.01)

Weighted average common shares outstanding:
Basic and diluted	42,308	41,803

(1) Stock-based compensation included in costs and expenses:
Costs of services	$20	$48
Costs of product sales	—	20
Selling, general and administrative	427	727
Product development	8	15

	$455	$810

See notes to condensed consolidated financial statements.

ORBCOMM Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three months ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(9,099)	$(534)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Change in allowance for doubtful accounts	285	(185)
Depreciation and amortization	1,302	648
Accretion on note payable — related party	33	33
Stock-based compensation	455	810
Foreign exchange (gains) losses	51	(11)
Non-cash portion of gain on customer claims settlement	—	(640)
Impairment charge — satellite network	7,045	—
Changes in operating assets and liabilities:
Accounts receivable	(725)	1,359
Inventories	212	(816)
Prepaid expenses and other assets	250	396
Accounts payable and accrued liabilities	(859)	(1,225)
Deferred revenue	(210)	304

Net cash provided by (used in) operating activities	(1,260)	139

Cash flows from investing activities — capital expenditures	(6,924)	(1,458)

Cash flows from financing activities:
Proceeds from exercise of warrants	—	133
Payment of offering costs in connection with secondary public offering	—	(40)

Net cash provided by financing activities	—	93

Effect of exchange rate changes on cash and cash equivalents	(240)	39

Net decrease in cash and cash equivalents	(8,424)	(1,187)

Cash and cash equivalents:
Beginning of period	75,370	115,587

End of period	$66,946	$114,400

Supplemental cash flow disclosures:
Non cash investing activities —
Capital expenditures incurred not yet paid	$1,025	$1,895

See notes to condensed consolidated financial statements.

ORBCOMM Inc.
Condensed Consolidated Statements of Equity
Three months ended March 31, 2009
(in thousands, except share data)

				Accumulated		Noncontrolling
			Additional	other		interests
	Common stock		paid-in	comprehensive	Accumulated	in ORBCOMM	Total
	Shares	Amount	capital	income	deficit	Japan	equity
Balances, January 1, 2009	42,101,834	$42	$229,001	$538	$(67,976)	$1,446	$163,051
Vesting of restricted stock units	294,197	—	—	—	—	—	—
Stock-based compensation	—	—	455	—	—	—	455
Net income (loss)	—	—	—	—	(9,135)	36	(9,099)
Cumulative translation adjustment	—	—	—	(138)	—	—	(138)

Balances, March 31, 2009	42,396,031	$42	$229,456	$400	$(77,111)	$1,482	$154,269

See notes to condensed consolidated financial statements.

1. Overview
ORBCOMM Inc. (“ORBCOMM” or the “Company”), a Delaware corporation, is a satellite-based data communications company that operates a two-way global wireless data messaging system optimized for narrowband data communication. The Company also provides terrestrial-based cellular communication services through reseller agreements with major cellular wireless providers. The Company provides services through a constellation of 28 owned and operated low-Earth orbit satellites and accompanying ground infrastructure through which small, low power, fixed or mobile satellite subscriber communicators (“Communicators”) and cellular wireless subscriber identity modules, or SIMS, connected to the cellular wireless provider’s network, that can be connected to other public or private networks, including the Internet (collectively, the “ORBCOMM System”). The ORBCOMM System is designed to enable businesses and government agencies to track, monitor, control and communicate with fixed and mobile assets.
2. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
In the opinion of management, the financial statements as of March 31, 2009 and for the three month periods ended March 31, 2009 and 2008 include all adjustments (including normal recurring accruals) necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.
The financial statements include the accounts of the Company, its wholly-owned and majority-owned subsidiaries, and investments in variable interest entities in which the Company is determined to be the primary beneficiary. All significant intercompany accounts and transactions have been eliminated in consolidation. The portions of majority-owned subsidiaries that the Company does not own are reflected as noncontrolling interests in the consolidated balance sheet.
Effective January 1, 2009, the Company adopted SFAS No, 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment to ARB No. 51 (“SFAS 160”). The adoption of SFAS 160 has resulted in the reclassification of amounts previously attributable to minority interest (now referred to as noncontrolling interest) to a separate component of equity in the accompanying condensed consolidated balance sheets. Additionally, net income attributable to noncontrolling interests is shown separately from net loss in the accompanying condensed consolidated statements of operations. The prior periods presented have also been reclassified to conform to the current classification as required by SFAS No. 160. These reclassifications have no effect on the Company’s previously reported net loss per common share.
Investments in entities over which the Company has the ability to exercise significant influence but does not have a controlling interest are accounted for under the equity method of accounting. The Company considers several factors in determining whether it has the ability to exercise significant influence with respect to investments, including, but not limited to, direct and indirect ownership level in the voting securities, active participation on the board of directors, approval of operating and budgeting decisions and other participatory and protective rights. Under the equity method, the Company’s proportionate share of the net income or loss of such investee is reflected in the Company’s consolidated results of operations. Although the Company owns interests in companies that if accounts for pursuant to the equity method, the investments in those entities had no carrying value as of March 31, 2009 and December 31, 2008. The Company has no guarantees or other funding obligations to those entities. The Company had no equity or losses of those investees for the three months ended March 31, 2009 and the Company’s equity in the earnings or losses of those investees for the three months ended March 31, 2008 was not significant.

Non-controlling interests in companies are accounted for by the cost method where the Company does not exercise significant influence over the investee. The Company’s cost basis investments had no carrying value as of March 31, 2009 and December 31, 2008.
The Company has incurred losses from inception including a net loss of $9,135 for the three months ended March 31, 2009 and as of March 31, 2009, the Company has an accumulated deficit of $77,111. As of March 31, 2009, the Company’s primary source of liquidity consisted of cash and cash equivalents, which the Company believes will be sufficient to provide working capital and milestone payments for its next-generation satellites for the next twelve months.
Concentration of credit risk
During the three months ended March 31, 2009 and 2008, one customer comprised 15.5% and 28.2% of revenues, respectively. As of March 31, 2009, this customer accounted for 16.2% of accounts receivable and, as of December 31, 2008, this customer accounted for 12.7% of accounts receivable. For the three months ended March 31, 2009, a second customer comprised 14.2% of revenues. As of March 31, 2009 this customer accounted for 11.0% of accounts receivable and at December 31, 2008, this customer accounted for less than 10% of accounts receivable.
Inventories
Inventories are stated at the lower of fair value or market, determined on a first-in, first-out basis. Inventory consists primarily of finished goods available for sale to customers. The Company reviews inventory quantities on hand and evaluates the realizability of inventories and adjusts the carrying value as necessary based on forecasted product demand. Inventories in excess of one year’s supply are classified as long-term.
As of March 31, 2009, the Company has classified $1,212 as long-term inventory.
As of March 31, 2009, the Company holds $332 of component parts inventory at the manufacturing facility of its principal supplier. These component parts inventory is included in long-term inventory.
Income taxes
As of March 31, 2009, the Company had unrecognized tax benefits of $775. There were no changes to the Company’s unrecognized tax benefits during the three months ended March 31, 2009. The Company is subject to U.S. federal and state examinations by tax authorities from 2005. The Company does not expect any significant changes to its unrecognized tax positions during the next twelve months.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were recognized during the three months ended March 31, 2009.
A valuation allowance has been provided for all of the Company’s deferred tax assets because it is more likely than not that the Company will not recognize the tax benefits of these deferred tax assets.
Accounting Pronouncements
In December 2007, the FASB issued No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R broadens the guidance of SFAS 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. SFAS 141R expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations. In April 2009, the FASB issued FSP 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that arise from Contingencies, which amends and clarifies the initial and subsequent accounting and disclosures of contingencies in a business combination. The Company adopted SFAS 141R on January 1, 2009 and will apply it and FSP 141(R)-1 prospectively to business combinations completed after January 1, 2009.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles and expand disclosures about fair value measurements. SFAS 157 requires quantitative disclosures using a tabular format in all periods (interim and annual) and qualitative disclosures about the valuation techniques used to measure fair value in all annual periods. On January 1, 2008, the Company adopted SFAS 157 except with respect to its non-financial assets and liabilities. On January 1, 2009, the Company adopted SFAS 157 for its non-financial assets and liabilities. The adoption of SFAS 157 did not have material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1. This FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this FSP, fair values for these assets and liabilities were only disclosed annually. This FSP applies to all financial instruments within the scope of SFAS 107 and requires all entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. The Company will include the required disclosure beginning with its Form 10-Q for the quarter ending June 30, 2009.
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
The fair value of the consideration the Company received for settlement of claims against ORBCOMM Japan exceeded the $366 carrying value of current and long-term receivables from ORBCOMM Japan by $876 and the Company recognized a gain for the same amount in the first quarter of 2008. The estimated fair value of the Company’s equity interest in ORBCOMM Japan was $640 at March 31, 2008.
ORBCOMM Japan’s results of operations were not significant for the period from March 25, 2008 through March 31, 2008.
On May 12, 2008, the Company entered into an amended service license agreement with ORBCOMM Japan, which expires in June 2018. On May 15, 2008, in consideration for entering into the amended service license agreement, the Company received 616 newly issued shares of common stock from ORBCOMM Japan representing an additional 14% equity interest. As a result, the Company’s ownership interest in ORBCOMM Japan increased to 51%. On June 9, 2008, the Company and the noncontrolling stockholder entered into an agreement, which terminated the noncontrolling stockholder’s substantive participatory rights in the governance of ORBCOMM Japan and resulted in the Company obtaining a controlling interest in ORBCOMM Japan.
As the 51% interest in ORBCOMM Japan was acquired in two transactions during 2008, the Company accounted for this transaction using the step acquisition method prescribed by Accounting Research Bulletin No. 51, Consolidated Financial Statements (“ARB 51”). As permitted by ARB 51, the Company consolidated ORBCOMM Japan’s results of operations as though the controlling interest was acquired on April 1, 2008.

4. Comprehensive Loss
The components of comprehensive loss are as follows:

	Three months ended
	March 31,
	2009	2008
Net loss	$(9,135)	$(534)
Foreign currency translation adjustment	(138)	(55)

Comprehensive loss	(9,273)	(589)
Comprehensive loss attributable to noncontrolling interests	—	—

Comprehensive loss attributable to ORBCOMM Inc.	$(9,273)	$(589)

5. Stock-based Compensation
The Company’s share-based compensation plans consist of its 2006 Long-Term Incentives Plan (the “2006 LTIP”) and its 2004 Stock Option Plan. As of March 31, 2009, there were 2,114,261 shares available for grant under the 2006 LTIP and no shares available for grant under the 2004 Stock Option Plan.
For the three months ended March 31, 2009 and 2008, the Company recorded stock-based compensation expense of $455 and $810, respectively. The components of the Company’s stock-based compensation expense are presented below:

	Three months ended
	March 31,
	2009	2008

Stock options	$24	$24
Restricted stock units	181	697
Stock appreciation rights	250	89

Total	$455	$810

As of March 31, 2009, the Company had an aggregate of $2,336 of unrecognized compensation costs for all share-based payment arrangements.

Time-Based Restricted Stock Units
During the three months ended March 31, 2009, the Company granted 77,420 time-based RSUs. These RSUs vest in January 2010.
A summary of the Company’s time-based RSUs for the three months ended March 31, 2009 is as follows:

		Weighted-Average Grant
	Shares	Date Fair Value
Balance at January 1, 2009	342,184	$8.21
Granted	77,420	1.55
Vested	(169,959)	10.34
Forfeited or expired	—	—

Balance at March 31, 2009	249,645	$4.69

For the three months ended March 31, 2009 and 2008, the Company recorded stock-based compensation expense of $101 and $513 related to the time-based RSUs, respectively. As of March 31, 2009, $737 of total unrecognized compensation cost related to the time-based RSUs granted is expected to be recognized through September 2011.
The fair value of the time-based RSU awards granted in 2009 is based upon the closing stock price of the Company’s common stock on the date of grant.
Performance-Based Restricted Stock Units
A summary of the Company’s performance-based RSUs for the three months ended March 31, 2009 is as follows:

		Weighted-Average Grant
	Shares	Date Fair Value
Balance at January 1, 2009	131,129	$4.85
Granted	—	—
Vested	(82,634)	4.81
Forfeited or expired	(38,387)	4.81

Balance at March 31, 2009	10,108	$5.32

For the three months ended March 31, 2009 and 2008, the Company recorded stock-based compensation expense of $80 and $184 related to the performance-based RSUs, respectively. As of March 31, 2009, $5 of total unrecognized compensation cost related to the performance-based RSUs is expected to be recognized through May 2009.
Time-Based Stock Appreciation Rights
During the three months ended March 31, 2009, the Company granted 25,000 time-based SARs. These SARS vest over various periods through February 2012. The weighted-average grant date fair value of these time-based SARs was $0.91 per share.

A summary of the Company’s time-based SARs for the three months ended March 31, 2009 is as follows:

			Weighted-Average
			Remaining	Aggregate
	Number of	Weighted-Average	Contractual	Intrinsic Value
	Shares	Exercise Price	Term (years)	(In thousands)
Outstanding at January 1, 2009	1,141,667	$5.31
Granted	25,000	1.70
Forfeited or expired	—	—

Outstanding at March 31, 2009	1,166,667	$5.23	8.93	$12

Exercisable at March 31, 2009	351,667	$6.11	8.72	$—

Vested and expected to vest at March 31, 2009	1,166,667	$5.23	8.93	$12

For the three months ended March 31, 2009 and 2008, the Company recorded stock-based compensation expense of $222 and $33 relating to the time-based SARs, respectively. As of March 31, 2009, $1,594 of total unrecognized compensation cost related to the time-based SARs is expected to be recognized through February 2012.
Performance-Based Stock Appreciation Rights
A summary of the Company’s performance-based SARs for the three months ended March 31, 2009 is as follows:

			Weighted-Average
			Remaining	Aggregate
	Number of	Weighted-Average	Contractual	Intrinsic Value
	Shares	Exercise Price	Term (years)	(In thousands)
Outstanding at January 1, 2009	291,899	$10.35
Granted	—	—
Forfeited or expired	(41,753)	9.34

Outstanding at March 31, 2009	250,146	$10.52	8.20	$—

Exercisable at March 31, 2009	250,146	$10.52	8.20	$—

Vested and expected to vest at March 31, 2009	250,146	$10.52	8.20	$—

For the three months ended March 31, 2009 and 2008, the Company recorded stock-based compensation expense of $28 and $56 relating to the performance-based SARs, respectively. As of March 31, 2009, there was no unrecognized compensation cost related to the performance-based SARs.

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

	Three months ended
	March 31,
	2009	2008
Risk-free interest rate	2.34%	2.50% to 2.67%
Expected life (years)	6.00	5.50 to 6.00
Estimated volatility factor	55.03%	43.98%
Expected dividends	None	None
2004 Stock Option Plan
A summary of the status of the Company’s stock options as of March 31, 2009 is as follows:

			Weighted-Average
			Remaining	Aggregate
	Number of	Weighted-Average	Contractual	Intrinsic Value
	Shares	Exercise Price	Term (years)	(In thousands)
Outstanding at January 1, 2009	782,079	$2.98
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—

Outstanding at March 31, 2009	782,079	$2.98	4.91	$—

Exercisable at March 31, 2009	782,079	$2.98	4.91	$—

Vested and expected to vest at March 31, 2009	782,079	$2.98	4.91	$—

6. Net Loss per Common Share
Basic net loss per common share is calculated by dividing net loss attributable to ORBCOMM Inc. by the weighted-average number of common shares outstanding for the period. Diluted net loss per common share is the same as basic net loss per common share, because potentially dilutive securities such as RSUs, SARs, stock options and stock warrants would have an antidilutive effect as the Company incurred a net loss for the three months ended March 31, 2009 and 2008.
The potentially dilutive securities excluded from the determination of diluted loss per share, as their effect is antidilutive, are as follows:

	Three months ended
	March 31,
	2009	2008
Common stock warrants	56,924	371,850
Stock options	782,079	832,957
RSUs	259,753	547,138
SARs	1,416,813	1,403,566

	2,515,569	3,155,511

7. Satellite Network and Other Equipment
Satellite network and other equipment consisted of the following:

	Useful life	March 31,	December 31,
	(years)	2009	2008
Land		$381	$381
Satellite network	3-10	21,869	21,290
Capitalized software	3-5	1,243	1,224
Computer hardware	5	1,116	1,108
Other	5-7	1,246	1,166
Assets under construction		70,984	77,328

		96,839	102,497
Less: accumulated depreciation and amortization		(10,137)	(9,207)

		$86,702	$93,290

During the three months ended March 31, 2009 and 2008, the Company capitalized costs attributable to the design and development of internal-use software in the amount of $65 and $132, respectively. Depreciation and amortization expense for the three months ended March 31, 2009 and 2008 was $930 and $276, respectively. This includes amortization of internal-use software of $80 and $74 for the three months ended March 31, 2009 and 2008, respectively.
Assets under construction primarily consist of costs relating to milestone payments and other costs pursuant to the Company’s satellite payload and launch procurement agreements for its quick-launch satellites and the procurement agreement for its next-generation satellites (See Note 15) and upgrades to its infrastructure and ground segment.
On June 19, 2008, the Coast Guard Demonstration satellite and five quick-launch satellites were successfully launched. Due to delays associated with the construction of the final quick-launch satellite, the Company is retaining it for future deployment. Each of the satellites successfully separated from the launch vehicle in the proper orbit, and began in-orbit testing and final positioning. During this testing, communications contact was lost with one satellite as described below. The majority of in-orbit testing of the payload subsystems has been completed to verify proper operation of the subscriber links, gateway links and AIS payload functionality. As a result of on-going in-orbit testing of these satellites, the engineers and satellite providers are investigating the lower than nominal gateway transmission power on one satellite, lower than expected nominal subscriber transmission on one satellite, intermittent computer resets on one satellite and outages to the reaction wheel components of the attitude control system on each of the satellites. The satellite with the lower than expected subscriber transmission has been reprogrammed to operate in a mode which utilizes the gateway transmission for subscriber messaging traffic. The satellite with intermittent flight computer resets is being reprogrammed to use a redundant receiver to perform some of the flight computer functions. The extent of the impacts of these operational procedures continues to be evaluated. All of the satellites with the exception of the satellite that lost communications contact are providing limited ORBCOMM messaging and worldwide AIS services.
On February 22, 2009, one quick-launch satellite experienced a power system anomaly that subsequently resulted in a loss of contact with the satellite by both the Company’s ground control systems and the ground control systems of the company providing in-orbit monitoring and testing, KB Polyot-Joint Stock Company, a provider of sub-contracting services to OHB Technology A.G. (“OHB”). After consultation with OHB and its own engineers, the Company believes that after such an extended period of no communication with the satellite, it is unlikely that the satellite will be recovered. A non-cash impairment charge to write-off the cost of this satellite of $7,045 has been recognized in the quarter ended March 31, 2009. The loss of one quick-launch satellite is not expected to have a material adverse effect on the current communications service as the satellite was only in the testing phase and not in regular operational service. Each of the quick-launch and Coast Guard Demonstration satellites is equipped with an AIS payload and the Company believes the loss of one satellite will not adversely impact its current AIS service in any material respect, as the other satellites provide redundant capabilities to the AIS data service.
The Company conducted a post-loss data analysis to determine the root cause and establish operational procedures, if any, to mitigate the risk of a similar anomaly from occurring on the remaining four quick-launch satellites which are of the same design and the Coast Guard Demonstration Satellite which is of a similar design. This analysis revealed the most likely cause to be a failure of the Electrical Power System (EPS) components that control battery charging which resulted in completely discharging the battery and precluding additional charging. As a precaution to mitigate the risk of this type of failure leading to the loss of the other satellites, the Company has developed new software that resides in the payload flight computer that performs the majority of the functions performed by the EPS component the Company believes failed. This software has been uploaded to three of the satellites that have experienced failures to redundant EPS components. The Company is unable to determine whether or when another EPS anomaly will occur on the other satellites, and is currently unable to quantify the impact, if any, that a potential EPS anomaly will have on the expected useful life and communications capabilities of these satellites.
The remaining satellites that were recently launched are experiencing Attitude Control System (ACS) anomalies, which results in the satellites not pointing towards the sun and the earth as expected. The result of this pointing error is reduced power generation, improper satellite spacing within the orbital plane and expected reduced communications capabilities. While OHB, the satellite bus manufacturer and the Company’s engineering staff, continue their efforts to correct and develop alternate operational procedures to satisfactorily mitigate the effect of these anomalies, there can be no assurance in this regard. The Company is currently unable to quantify the impact that ACS anomalies will have on the expected useful life of the satellites or the extent of degradation in their communication capabilities until the in-orbit testing is completed and all operational procedures to minimize the impact, including autonomous software system correction techniques, have been fully implemented and evaluated.
The Company has in-orbit insurance that under certain circumstances covers the total loss or constructive total loss of the Coast Guard demonstration and five quick-launch satellites that were launched in June 2008. Under the terms of the policy, a satellite that does not meet the working satellite criteria constitutes a constructive total loss of that satellite for insurance purposes. The in-orbit insurance is subject to certain exclusions including a deductible under which no claim is payable under the policy for the first satellite to suffer a constructive total loss or total loss.
The Company expects to file shortly a claim under the policy for all six satellites as either a total loss or constructive total loss. The total loss claim is for the one satellite that suffered a power system failure resulting in loss of contact, and the constructive total loss claim for each of the other five satellites is on the basis that these satellites do not meet the working satellite criteria stated in the policy due to, among other anomalies, the pointing errors described above. The Company is testing for impairment of the remaining satellites and may be required to record a further impairment charge that could have a significant non-cash financial impact. The information needed to complete this assessment is not available as of the date of this report. The maximum amount recoverable by the Company under the policy from third party insurers for all six satellites covered by the policy is $50 million, which includes the one-satellite deductible described above, and less any salvage value that can be established. Any payments that are made under this policy may not be sufficient to compensate the Company for the losses it may suffer.
8. Restricted Cash
Restricted cash consists of cash collateral of $5,000 for a performance bond required by the FCC in connection with the Company obtaining expanded FCC authorization to construct, launch and operate an additional 24 next-generation satellites. Under the terms of the performance bond, the cash collateral will be reduced in increments of $1,000 upon completion of specified milestones. The Company has completed two milestones and accordingly has classified $2,000 of restricted cash as a current asset.
Restricted cash also includes $680 deposited into an escrow account under the terms of the Orbital Sciences procurement agreement for the quick-launch satellites. The amounts in escrow will be paid to Orbital Sciences one year following the successful completion of in-orbit testing of the five quick-launch satellites (See Note 15).
The interest income earned on the restricted cash balances is unrestricted and included in interest income.

9. Intangible Assets
The Company’s intangible assets consisted of the following:

		March 31, 2009			December 31, 2008
	Useful life		Accumulated			Accumulated
	(years)	Cost	amortization	Net	Cost	amortization	Net
Acquired licenses	6	$8,115	$(4,401)	$3,714	$8,115	$(4,029)	$4,086
Amortization expense was $372 for the three months ended March 31, 2009 and 2008.
Estimated amortization expense for intangible assets subsequent to March 31, 2009 is as follows:

Years ending December 31,
Remainder of 2009	$1,114
2010	1,486
2011	1,114

$3,714

10. Accrued Liabilities
The Company’s accrued liabilities consisted of the following:

	March 31,	December 31,
	2009	2008
Litigation settlement (See Note 15)	$2,450	$2,450
Accrued compensation and benefits	1,208	2,288
Accrued interest	751	736
Accrued professional services	368	229
Accrued satellite network and other equipment	338	—
Other accrued expenses	1,785	1,656

	$6,901	$7,359

11. Deferred Revenues
Deferred revenues consisted of the following:

	March 31,	December 31,
	2009	2008
Professional services	$6,938	$7,043
Service activation fees	2,982	3,032
Manufacturing license fees	56	59
Prepaid services	998	1,050

	10,974	11,184
Less current portion	(3,580)	(3,577)

Long-term portion	$7,394	$7,607

Deferred professional services revenues at March 31, 2009, represent amounts related to the USCG Concept Validation Project (See Note 15).

12. Note Payable
In connection with the acquisition of a majority interest in Satcom in 2005, the Company recorded an indebtedness to OHB Technology A.G. (formerly known as OHB Teledata A.G.), a stockholder of the Company. At March 31, 2009, the principal balance of the note payable was €1,138 ($1,503) and it had a carrying value of $1,175. At December 31, 2008, the principal balance of the note payable was €1,138 ($1,605) and it had a carrying value of $1,244. The carrying value was based on the note’s estimated fair value at the time of acquisition. The difference between the carrying value and principal balance is being amortized to interest expense over the estimated life of the note of six years. Interest expense related to the note for the three months ended March 31, 2009 and 2008 was $33. This note does not bear interest and has no fixed repayment term. Repayment will be made from the distribution profits (as defined in the note agreement) of ORBCOMM Europe LLC. The note has been classified as long-term and the Company does not expect any repayments to be required prior to March 31, 2010.
13. Stockholders’ Equity
As of March 31, 2009, the Company had outstanding warrants to purchase 56,924 shares of common stock at an exercise price of $4.26 per share. During the three months ended March 31, 2009, warrants to purchase 201,062 common shares with per share exercise prices of $4.26 expired.
At March 31, 2009, the Company reserved the following shares of common stock for future issuance:

Shares
Employee stock compensation plans	4,572,906
Warrants to purchase common stock	56,924

4,629,830

14. Geographic Information
The Company operates in one reportable segment, satellite data communications. Other than satellites in orbit, long-lived assets outside of the United States are not significant. The following table summarizes revenues on a percentage basis by geographic regions, based on the country in which the customer is located.

	Three months ended
	March 31,
	2009	2008
United States	86%	91%
Japan	10%	—
Other	4%	9%

	100%	100%

15. Commitments and Contingencies
Procurement agreements in connection with quick-launch satellites
On April 21, 2006, the Company entered into an agreement with Orbital Sciences to design, manufacture, test and deliver one payload engineering development unit and six AIS-equipped satellite payloads to the Company. The cost of the payloads is $17,000, subject to adjustment under certain circumstances. Payments under the agreement were due upon the achievement of specified milestones by Orbital Sciences. As of March 31, 2009, the Company has made milestone payments of $16,300 under this agreement. The Company anticipates making the remaining payments, subject to adjustments under the agreement, of $700 in 2009.

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
As of March 31, 2009, the Company has made milestone payments of $17,767 under this agreement. In addition, OHB System, AG will provide services relating to the development, demonstration and launch of the Company’s next-generation satellites at a total cost of $1,350. The Company anticipates making the remaining payments, subject to adjustments under the agreement, of $2,233 in 2009, for the six satellite buses and the related integration and launch services.
Procurement agreements in connection with U.S. Coast Guard contract
In May 2004, the Company entered into an agreement to construct and deploy a satellite for use by the USCG. In connection with this agreement, the Company entered into procurement agreements with Orbital Sciences and OHB System, AG. As of March 31, 2009, the Company’s remaining obligation under this agreement was $121.
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

The total contract price for the Initial Satellites is $117,000, subject to reduction upon failure to achieve certain in-orbit operational milestones or if the pre-ship reviews of each shipset are delayed more than 60 days after the specified time periods described below. The Company has agreed to pay SNC up to $1,500 in incentive payments for the successful operation of the Initial Satellites five years following the successful completion of in-orbit testing for the third shipset of six satellites. The price for the Optional Satellites ranges from $5,000 to $7,700 per satellite depending on the number of satellites ordered and the timing of the exercise of the option.
The agreement also requires SNC to complete the pre-ship review of the Initial Satellites (i) no later than 24 months after the execution of the agreement for the first shipset of six satellites, (ii) no later than 31 months after the execution of the agreement for the second shipset of six satellites and (iii) no later than 36 months after the execution of the agreement for the third shipset of six satellites. Payments under the agreement will begin upon the execution of the agreement and will extend into the second quarter of 2012, subject to SNC’s successful completion of each payment milestone. As of March 31, 2009, the Company has made milestone payments of $30,420 under the agreement. The Company anticipates making payments under the agreement of $21,060 during 2009. Under the agreement, SNC has agreed to provide the Company with an optional secured credit facility for up to $20,000 commencing 24 months after the execution of the agreement and maturing 44 months after the effective date. If the Company elects to establish and use the credit facility it and SNC will enter into a formal credit facility on terms established in the agreement.
Airtime credits
In 2001, in connection with the organization of ORBCOMM Europe LLC and the reorganization of the ORBCOMM business in Europe, the Company agreed to grant certain country representatives in Europe approximately $3,736 in airtime credits. The Company has not recorded the airtime credits as a liability for the following reasons: (i) the Company has no obligation to pay the unused airtime credits if they are not utilized; and (ii) the airtime credits are earned by the country representatives only when the Company generates revenue from the country representatives. The airtime credits have no expiration date. Accordingly, the Company is recording airtime credits as services are rendered and these airtime credits are recorded net of revenues from the country representatives. For the three months ended March 31, 2009 and 2008, airtime credits used totaled approximately $33 and $41, respectively. As of March 31, 2009 and December 31, 2008, unused credits granted by the Company were approximately $2,274 and $2,307, respectively.
Purchase commitment
On August 29, 2008, the Company entered into an agreement with Delphi Automotive Systems LLC to purchase approximately $4,800 of a future model of a subscriber communicator over a two-year period beginning once the subscriber communicator model is commercially available within the next twelve months.
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

Class Action Litigation
On September 20 and 25, 2007, two separate plaintiffs filed purported class action lawsuits in the United States District Court for the District of New Jersey against the Company and certain of its officers. On June 2, 2008, the Court consolidated the actions, appointed Erwin Weichel, David Peterson and William Hunt as lead plaintiffs and approved the lead plaintiff’s selection of co-lead and liaison counsel. On July 17, 2008, the lead plaintiffs filed their consolidated complaint against the Company and certain of its officers, and added as defendants the two co-lead underwriters of the Company’s initial public offering, UBS Securities LLC and Morgan Stanley & Co. Incorporated. The consolidated complaint alleges, among other things, that the Company’s registration statement related to its initial public offering in November 2006 contained material misstatements and omissions in violation of the Securities Act of 1933. The action cited, among other things, a drop in the trading price of the Company’s common stock that followed disclosure on August 14, 2007 of a change in the Company’s definition of billable subscriber communicators and reduced guidance for the remainder of 2007 released with the Company’s 2007 second quarter financial results. The action seeks to recover compensatory and rescissory damages, on behalf of a class of shareholders who purchased common stock in and/or traceable to the Company’s initial public offering on or about November 3, 2006 through August 14, 2007. On February 25, 2009, the Company and the other named defendants agreed in principle to settle the action, while continuing to deny any liability for these claims, for a payment of $2,450 to be paid entirely by the Company’s insurer providing directors and officers liability coverage for the claims asserted in the litigation. The agreement remains subject to final negotiated documentation executed by the parties and approval by the United States District Court for the District of New Jersey. As of March 31, 2009 and December 31, 2008, the Company has accrued the $2,450 as a component of accrued liabilities. The Company has established a receivable from its insurance carrier in the same amount that is included as component of prepaid expenses and other current assets as collection is probable. Litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include money damages. If an unfavorable ruling were to occur, it could have a material adverse effect on the Company’s business and results of operations for the period in which the ruling occurred or future periods. In addition, the Company has received a request for indemnification pursuant to the Underwriting Agreement entered into in connection with the initial public offering from UBS Securities, LLC and Morgan Stanley & Co. Incorporated for any losses or costs they may incur as a result of this lawsuit. The Company has declined to pay any such indemnity claims by these firms.
16. Subsequent Events
GE Agreements
On April 3, 2009, the Company entered into a Settlement Agreement ( the “Settlement Agreement”) with GE Asset Intelligence, LLC (“GE”) with respect to the supply agreement dated October 10, 2006 (the “2006 Agreement”) to supply up to 412,000 units of in-production and future models of subscriber communicators through December 31, 2009 to support GE’s applications utilizing the Company’s data communications system. 270,000 of these units were non-cancelable except for specified early termination provisions.
Pursuant to the Settlement Agreement, the Company received $800 as settlement for GE’s obligation under the 2006 Agreement. GE did not purchase its minimum committed volumes for 2007 and 2008.
The Company and GE terminated the 2006 Agreement and all their respective obligations relating to it, and released each other from any claims relating to their obligations arising under the 2006 Agreement, except for certain obligations related to warranties, indemnities, confidentiality and intellectual property.

Concurrent with the Settlement Agreement, the Company and GE entered into a Services Agreement (the “Services Agreement”) with a term of January 1, 2009 through December 31 2013, pursuant to which the Company and GE agreed to expand the scope of services provided or that may in the future be provided to include other satellite, cellular or dual mode (cellular plus satellite) data communications services, in addition to the low-earth-orbit-satellite-based data communication services (the “Low-Earth Services”).
Under the Services Agreement, GE will activate and provide telematics and machine-to-machine data communications services on all communicators sold or managed by or on behalf of GE in the United States, Canada and Mexico for purposes of communications between (i) subscriber communicators sold or managed by or on behalf of GE’s asset tracking and monitoring business and (ii) communications centers or customers of GE’s asset tracking and monitoring business, whether satellite, cellular or dual mode (cellular plus satellite), exclusively (subject to certain restrictions and qualifications) on ORBCOMM’s communications system that provides the Low-Earth Services and terrestrial-based cellular communication services through reseller agreements with major cellular wireless providers and that may in the future provide communication services through other third party communication networks in each case as long as the Company provides competitive services at competitive rates with appropriate regulatory approval, subject to the terms of the Services Agreement.

Assets Held for Sale
The Company has been focusing on its network services business and is the process of identifying interested parties to pursue a sale of its subsidiary, Stellar Satellite Communications, Ltd. (“Stellar”). The GE Settlement and Services Agreement discussed above provides the Company with the ability to dispose of Stellar without disrupting ORBCOMM’s growth prospects with GE and allows the Company to concentrate its resources on its service-based data communications business. Beginning with the second quarter of 2009, the Company will reclassify the net assets of Stellar as assets held for sale on its consolidated balance sheet and reclassify Stellar’s results of operations as discontinued operations in its consolidated statements of operations for the periods presented. As of March 31, 2009, the major classes of assets and liabilities of Stellar were as follows:

Accounts receivable	$513
Inventories, current	1,689
Current assets	2,346
Other equipment, net	502
Inventories, long term	1,544
Current liabilities	412

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Safe Harbor Statement Under the Private Securities Litigation Reform of Act 1995.
Certain statements discussed in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally relate to our plans, objectives and expectations for future events and include statements about our expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. Such forward-looking statements, including those concerning the Company’s expectations, are subject to known and unknown risks and uncertainties, which could cause actual results to differ materially from the results, projected, expected or implied by the forward-looking statements, some of which are beyond the Company’s control, that may cause the Company’s actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include but are not limited to: the impact of global recession and continued worldwide credit and capital constraints; substantial losses we have incurred and expect to continue to incur; demand for and market acceptance of our products and services and the applications developed by our resellers; loss or decline or slowdown in the growth in business from the Asset Intelligence division of General Electric Company (“GE” or “General Electric” or “AI”), other value-added resellers or VARs and international value-added resellers or IVARs; loss or decline or slowdown in growth in business of any of the specific industry sectors the Company serves, such as transportation, heavy equipment, fixed assets and maritime; litigation proceedings; technological changes, pricing pressures and other competitive factors; the inability of our international resellers to develop markets outside the United States; market acceptance and success of our Automatic Identification System (“AIS”) business; the in-orbit satellite failure of the Coast Guard demonstration or the quick-launch satellites; satellite launch and construction delays and cost overruns and in-orbit satellite failures or reduced performance; the failure of our system or reductions in levels of service due to technological malfunctions or deficiencies or other events; our inability to renew or expand our satellite constellation; political, legal regulatory, government administrative and economic conditions and developments in the United States and other countries and territories in which we operate; and changes in our business strategy. These and other risks are described in more detail in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008. The Company undertakes no obligation to publicly revise any forward-looking statements or cautionary factors, except as required by law.
Overview
We operate a global commercial wireless messaging system optimized for narrowband communications. Our system consists of a global network of 28 low-Earth orbit, or LEO, satellites and accompanying ground infrastructure. Our two-way communications system enables our customers and end-users, which include large and established multinational businesses and government agencies, to track, monitor, control and communicate cost-effectively with fixed and mobile assets located anywhere in the world. We also provide terrestrial-based cellular communication services through reseller agreements with major cellular wireless providers. These terrestrial-based communication services enable our customers who have higher bandwidth requirements to receive and send messages from communication devices based on terrestrial-based technologies using the cellular providers’ wireless networks as well as from dual-mode devices combining our satellite subscriber communicators with devices for terrestrial-based technologies. As a result, our customers are now able to integrate into their applications a terrestrial communications device that will allow them to add messages, including data intensive messaging from the cellular providers’ wireless networks.

Our products and services enable our customers and end-users to enhance productivity, reduce costs and improve security through a variety of commercial, government, and emerging homeland security applications. We enable our customers and end-users to achieve these benefits using a single global satellite technology standard for machine-to-machine and telematic, or M2M, data communications. Our customers have made significant investments in developing ORBCOMM-based applications. Examples of assets that are connected through our M2M data communications system include trucks, trailers, railcars, containers, heavy equipment, fluid tanks, utility meters, pipeline monitoring equipment, marine vessels, and oil wells. Our customers include original equipment manufacturers, or OEMs, such as Caterpillar Inc., (“Caterpillar”), Doosan Infracore America, Hitachi Construction Machinery Co., Ltd., Hyundai Heavy Industries, Komatsu Ltd., The Manitowoc Company and Volvo Construction Equipment, IVARs, such as GE, VARs, such as XATA Corporation and American Innovations, Ltd., and government agencies, such as the U.S. Coast Guard.
Our products and services are satellite-based data communications services, product sales from subscriber communicators, terrestrial-based cellular communications services, product sales from cellular wireless subscriber identity modules, or SIMS for use with devices or equipment that enable the use of the cellular provider’s wireless network for data communications and satellite AIS data services.
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
The recent global economic conditions, including concerns about a global economic recession, along with unprecedented credit and capital constraints in the capital markets and deteriorations of financial institutions have created a challenging economic environment leading to a lack of customer confidence. Our worldwide operations and performance depend significantly on global economic conditions and their impact on our customers’ decisions to purchase our services and products. Economic conditions have worsened significantly in many parts of the world, and may remain weak or even deteriorate further in the foreseeable future. The worldwide economic turmoil may have a material adverse effect on our operations and financial results, and we may be unable to predict the scope and magnitude of its effects on our business. VARs and end users in any of our target markets, including in commercial transportation and heavy equipment, have and may experience unexpected fluctuations in demand for their products, as our end users alter purchasing activities in response to this economic volatility. Our customers may change or scale back product development efforts, the roll-out of service applications, product purchases or other sales activities that affect purchases of our products and services, and this could adversely affect the amount and timing of revenue for the long-term future, leaving us with limited visibility in the revenue we can anticipate in any given period. These economic conditions also affect our third party manufacturers, and if they are unable to obtain the necessary capital to operate their business, this may also impact their ability to provide the subscriber communicators that our end-users need, or may adversely affect their ability to provide timely services or to make timely deliveries of products or services to our end-users. It is currently unclear as to what overall effect these economic conditions and uncertainties will have on our existing customers and core markets, and future business with existing and new customers in our current and future markets.
On June 19, 2008, the Coast Guard Demonstration satellite and five quick-launch satellites were successfully launched. Due to delays associated with the construction of the final quick-launch satellite, we are retaining it for future deployment. Each of the satellites successfully separated from the launch vehicle in the proper orbit, and began in-orbit testing and final positioning. During this testing, communications contact was lost with one satellite as described below. The majority of in-orbit testing of the payload subsystems has been completed to verify proper operation of the subscriber links, gateway links and AIS payload functionality. As a result of on-going in-orbit testing of these satellites, our engineers and satellite providers are investigating the lower than nominal gateway transmission power on one satellite, lower than expected nominal subscriber transmission on one satellite, intermittent computer resets on one satellite and outages to the reaction wheel components of the attitude control system on each of the satellites. The satellite with the lower than expected subscriber transmission has been reprogrammed to operate in a mode which utilizes the gateway transmission for subscriber messaging traffic. The satellite with intermittent flight computer resets is being reprogrammed to use a redundant receiver to perform some of the flight computer functions. The extent of the impacts of these operational procedures continues to be evaluated. All the satellites with the exception of the satellite that lost communications contact are providing limited ORBCOMM messaging and worldwide AIS services.
On February 22, 2009, one quick-launch satellite experienced a power system anomaly that subsequently resulted in a loss of contact with the satellite by both our ground control systems and the ground control systems of the company providing in-orbit monitoring and testing, KB Polyot-Joint Stock Company, a provider of sub-contracting services to OHB. After consultation with OHB and our own engineers, we believe that after such an extended period of no communication with the satellite, it is unlikely that the satellite will be recovered. A non-cash impairment charge to write-off the cost of this satellite of approximately $7.0 million has been recognized in the quarter ended March 31, 2009. The loss of one quick-launch satellite is not expected to have a material adverse effect on our current communications service as the satellite was only in the testing phase and not in regular operational service. Each of the quick-launch and Coast Guard Demonstration satellites is equipped with an AIS payload and we believe the loss of one satellite will not adversely impact our current AIS service in any material respect, as the other satellites provide redundant capabilities to the AIS data service.
We conducted a post-loss data analysis to determine the root cause and establish operational procedures, if any, to mitigate the risk of a similar anomaly from occurring on the remaining four quick-launch satellites which are of the same design and the Coast Guard Demonstration Satellite which is of a similar design. This analysis revealed the most likely cause to be a failure of the Electrical Power System (EPS) components that control battery charging which resulted in completely discharging the battery and precluding additional charging. As a precaution to mitigate the risk of this type of failure leading to the loss of the other satellites, we have has developed new software that resides in the payload flight computer that performs the majority of the functions performed by the EPS component we believe failed. This software has been uploaded to three of the satellites that have experienced failures to redundant EPS components. We are unable to determine whether or when another EPS anomaly will occur on the other satellites, and is currently unable to quantify the impact, if any, that a potential EPS anomaly will have on the expected useful life and communications capabilities of these satellites.

The remaining satellites that were recently launched are experiencing Attitude Control System (ACS) anomalies, which results in the satellites not pointing towards the sun and the earth as expected. The result of this pointing error is reduced power generation, improper satellite spacing within the orbital plane and expected reduced communications capabilities. While OHB, the satellite bus manufacturer and our engineering staff, continue their efforts to correct and develop alternate operational procedures to satisfactorily mitigate the effect of these anomalies, there can be no assurance in this regard. We are currently unable to quantify the impact that ACS anomalies will have on the expected useful life of the satellites or the extent of degradation in their communication capabilities until the in-orbit testing is completed and all operational procedures to minimize the impact, including autonomous software system correction techniques, have been fully implemented and evaluated.
We have in-orbit insurance that under certain circumstances covers the total loss or constructive total loss of the Coast Guard demonstration and five quick-launch satellites. Under the terms of the policy, a satellite that does not meet the working satellite criteria constitutes a constructive total loss of that satellite for insurance purposes. The in-orbit insurance is subject to certain exclusions including a deductible under which no claim is payable under the policy for the first satellite to suffer a constructive total loss or total loss.
We expect to file shortly a claim under the policy for all six satellites as either a total loss or constructive total loss. The total loss claim is for the one satellite that suffered a power system failure resulting in loss of contact, and the constructive total loss claim is for each of the other five satellites on the basis that these satellites do not meet the working satellite criteria stated in the policy due to, among other anomalies, the pointing errors described above. The Company is testing for impairment of the remaining satellites and we may be required to record a further impairment charge that could have a significant non-cash financial impact. The information needed to complete this assessment is not available as of the date of this report. The maximum amount we can recover under the policy from third party insurers for all six satellites covered by the policy is $50 million, which includes the one-satellite deductible described above, and less any salvage value that can be established. Any payments that are made under this policy may not be sufficient to compensate us for the losses we may suffer.
ORBCOMM Japan
On March 25, 2008, we received a 37% equity interest in ORBCOMM Japan, which was accounted for as an investment in affiliates at March 31, 2008. ORBCOMM Japan’s results of operations were not significant for the period from March 25, 2008 through March 31, 2008. On May 15, 2008, we received an additional 14% equity interest in Japan and, as a result, our ownership interest increased to 51%. On June 9, 2008, we entered into an agreement with the noncontrolling stockholder, which terminated its substantive participatory rights in the governance of ORBCOMM Japan and as a result, we obtained the controlling interest in ORBCOMM Japan.
We consolidated the results of ORBCOMM Japan as though the controlling interest was acquired on April 1, 2008.
GE
On April 3, 2009, we entered into a Settlement Agreement ( the “Settlement Agreement”) with GE with respect to the supply agreement dated October 10, 2006 (the “2006 Agreement”) to supply up to 412,000 units of in-production and future models of subscriber communicators through December 31, 2009 to support GE’s applications utilizing our data communications system. 270,000 of these units were non-cancelable except for specified early termination provisions.
Pursuant to the Settlement Agreement, we received $0.8 million as settlement for GE’s obligation under the 2006 Agreement. GE did not purchase its minimum committed volumes for 2007 and 2008.
The Company and GE terminated the 2006 Agreement and all their respective obligations relating to it, and released each other from any claims relating to their obligations arising under the 2006 Agreement, except for certain obligations related to warranties, indemnities, confidentiality and intellectual property.
Concurrent with the Settlement Agreement, we and GE entered into a Services Agreement (the “Services Agreement”) with a term of January 1, 2009 through December 31 2013, pursuant to which we and GE agreed to expand the scope of services provided or that may in the future be provided to include other satellite, cellular or dual mode (cellular plus satellite) data communications services, in addition to the low-earth-orbit-satellite-based data communication services (the “Low-Earth Services”).
Under the Services Agreement, GE will activate and provide telematics and machine-to-machine data communications services on all communicators sold or managed by or on behalf of GE in the United States, Canada and Mexico for purposes of communications between (i) subscriber communicators sold or managed by or on behalf of GE’s asset tracking and monitoring business and (ii) communications centers or customers of GE’s asset tracking and monitoring business, whether satellite, cellular or dual mode (cellular plus satellite), exclusively (subject to certain restrictions and qualifications) on ORBCOMM’s communications system that provides the Low-Earth Services and terrestrial-based cellular communication services through reseller agreements with major cellular wireless providers and that may in the future provide communication services through other third party communication networks in each case as long as we provide competitive services at competitive rates with appropriate regulatory approval, subject to the terms of the Services Agreement.
Assets Held for Sale
We have been focusing on our network business and are in the process of identifying interested parties to pursue a sale of our subsidiary, Stellar Satellite Communications, Ltd (“Stellar”). The GE Settlement and Services Agreements discussed above provides us with the ability to dispose of Stellar without disrupting ORBCOMM’s growth prospects with GE and allows us to concentrate on our service-based data communications business. Beginning with the second quarter of 2009, we will reclassify the net assets of Stellar as assets held for sale on our consolidated balance sheet and reclassify Stellar’s results of operations as discontinued operations in our consolidated statements of operations for the periods presented. As of March 31, 2009, the major classes of assets and liabilities of Stellar were as follows:

Accounts receivable	$0.5 million
Inventories, current	1.7 million
Current assets	2.3 million
Other equipment, net	0.5 million
Inventories, long term	1.5 million
Current liabilities	0.4 million

Critical Accounting Policies
Our discussion and analysis of our results of operations, liquidity and capital resources are based on our condensed consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, costs of revenues, accounts receivable, inventory valuation, satellite network and other equipment, capitalized development costs, intangible assets, the valuation of deferred tax assets, uncertain tax positions and the fair value of securities underlying share-based payment arrangements. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from our estimates and could have a significant adverse effect on our results of operations and financial position. For a discussion of our critical accounting policies see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2008. There have been no material changes to our critical accounting policies during the three months ended March 31, 2009.
EBITDA
EBITDA is defined as earnings before interest income (expense), provision for income taxes and depreciation and amortization. We believe EBITDA is useful to our management and investors in evaluating our operating performance because it is one of the primary measures we use to evaluate the economic productivity of our operations, including our ability to obtain and maintain our customers, our ability to operate our business effectively, the efficiency of our employees and the profitability associated with their performance. It also helps our management and investors to meaningfully evaluate and compare the results of our operations from period to period on a consistent basis by removing the impact of our financing transactions and the depreciation and amortization impact of capital investments from our operating results. In addition, our management uses EBITDA in presentations to our board of directors to enable it to have the same measurement of operating performance used by management and for planning purposes, including the preparation of our annual operating budget.
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
The following table (in thousands) reconciles our net loss to EBITDA for the periods shown:

	Three months ended
	March 31,
	2009	2008

Net loss	$(9,135)	$(534)
Interest income	(41)	(766)
Interest expense	48	50
Depreciation and amortization	1,302	648

EBITDA	$(7,826)	$(602)

EBITDA during the three months ended March 31, 2009 decreased by $7.2 million over the three months ended March 31, 2008. This decrease was due to a non-cash impairment charge of $7.0 million for one of our quick-launch satellites and an increase in operating expenses of $1.7 million, offset by higher net service revenue of $1.8 million. Operating expenses increased during the three months ended March 31, 2009 due to $0.4 million in operating expenses of ORBCOMM Japan, unanticipated expenses of $0.2 million for a contested proxy vote, $0.1 million in severance payments and $0.1 million in legal fees related to the preparation of our pending satellite insurance claim. We also had an increase of $0.5 million for bad debt reserves. These increases were offset by a decrease of $0.4 million in stock-based compensation expense. Also during the three months ended March 31, 2008, we recognized a $0.9 million gain from the settlement of claims from ORBCOMM Japan which did not recur during the three months ended March 31, 2009.

Results of Operations
Revenues
We derive service revenues from our resellers and direct customers from utilization of satellite subscriber communicators on our communications system and the reselling of airtime from the utilization of terrestrial-based subscriber communicators using SIMS on the cellular providers’ wireless networks. These service revenues generally consist of a one-time activation fee for each subscriber communicator and SIMS activated for use on our communications system and monthly usage fees. Usage fees that we charge our customers are based upon the number, size and frequency of data transmitted by the customer and the overall number of subscriber communicators and SIMS activated by each customer. Revenues for usage fees from currently billing subscriber communicators and SIMS are recognized on an accrual basis, as services are rendered, or on a cash basis, if collection from the customer is not reasonably assured at the time the service is provided. Usage fees charged to our resellers and direct customers are charged primarily at wholesale rates based on the overall number of subscriber communicators activated by them and the total amount of data transmitted. Service revenues also includes AIS data transmissions, services to the United States Coast Guard for the Concept Validation Project, royalty fees from third parties for the use of our proprietary communications protocol charged on a one-time basis for each satellite subscriber communicator connected to our M2M data communications system, and fees from providing engineering, technical and management support services to customers.
The table below presents our revenues for the three months ended March 31, 2009 and 2008, together with the percentage of total revenue represented by each revenue category in (in thousands):

	Three months ended March 31,
	2009		2008
		% of		% of
		Total		Total
Service revenues	$6,627	90.0%	$4,855	82.6%
Product sales	734	10.0%	1,024	17.4%

	$7,361	100.0%	$5,879	100.0%

Total revenues for the three months ended March 31, 2009 increased $1.5 million, or 25.2%, to $7.4 million from $5.9 million for the three months ended March 31, 2008. Total revenues for the three months ended March 31, 2009 included $0.5 million from ORBCOMM Japan.
Service revenues
Service revenues increased $1.8 million for the three months ended March 31, 2009, or 36.5%, to $6.6 million, or approximately 90% of total revenues, from $4.9 million, or approximately 82.6% of total revenues for the three months ended March 31, 2008. The increase in service revenues were primarily due to an increase in the number of billable subscriber communicators activated on our communications system and AIS revenue of $0.4 million. As of March 31, 2009, we had approximately 477,000 billable subscriber communicators on the ORBCOMM System compared to approximately 380,000 billable subscriber communicators as of March 31, 2008, an increase of approximately 25.4%.
Service revenue growth can be impacted by the customary lag between subscriber communicator activations and recognition of service revenue from these units.
Product sales
Revenue from product sales decreased $0.3 million for the three months ended March 31, 2009, or 28.3%, to $0.7 million, or approximately 10.0% of total revenues, from $1.0 million, or approximately 17.4% of total revenues for the three months ended March 31, 2008. Included in product sales in 2009 is $0.1 million from ORBCOMM Japan. This decrease was primarily due to lower demand for subscriber communicators by VARs in the transportation sector.
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

Costs of services increased by $1.2 million, or 58.4%, to $3.2 million for the three months ended March 31, 2009 from $2.0 million during the three months ended March 31, 2008. The increase is primarily due to increases in network telecommunications costs to support higher service revenues, gateway maintenance costs, the consolidation of ORBCOMM Japan and depreciation expense of $0.6 million primarily related to the Coast Guard demonstration satellite placed in service during the third quarter of 2008. As a percentage of service revenues, cost of services were 48.6% of service revenues for the three months ended March 31, 2009 compared to 41.9% for the three months ended March 31, 2008.
Costs of product sales
Costs of product sales include the purchase price of subscriber communicators, SIMS and related peripheral equipment, shipping charges and operational costs to fulfill customer orders, including costs for employees.
Costs of product sales decreased by $0.2 million, or 13.4%, to $1.1 million for the three months ended March 31, 2009 from $1.3 million for the three months ended March 31, 2008. Product cost represented 47.2% of the cost of product sales for the three months ended March 31, 2009, which decreased by $0.3 million, or 38.1%, to $0.5 million for the three months ended March 31, 2009 from $0.8 million for the three months ended March 31, 2008. We had a gross loss from product sales (revenues from product sales minus costs of product sales including distribution costs) of $0.4 million and $0.3 million for the three months ended March 31, 2009 and 2008. The gross loss from product sales was related to lower revenues from subscriber communicator sales which was not enough to cover costs associated with distribution, fulfillment and customer service costs associated with completing customer orders.
Selling, general and administrative expenses
Selling, general and administrative expenses relate primarily to compensation and associated expenses for employees in general management, sales and marketing and finance, legal expenses and regulatory matters.
Selling, general and administrative expenses increased by $0.4 million, or 8.1%, to $4.8 million for the three months ended March 31, 2009 from $4.4 million for the three months ended March 31, 2008. This increase is primarily due to expenses of $0.2 million for a contested proxy, $0.1 million in severance payments and $0.1 million in legal fees related to the preparation of our pending satellite insurance claim. We also had increases related to the consolidation of ORBCOMM Japan, an increase of $0.5 million for bad debt reserves, offset by a decrease of $0.3 million in stock-based compensation expense and decreases in other expenses. We expect to incur additional costs during the second quarter of 2009 relating to the proxy contest.
Product development expenses
Product development expenses consist primarily of the expenses associated with the staff of our engineering development team, along with the cost of third parties that are contracted for specific development projects.
Product development expenses for the three months ended March 31, 2009 and 2008 were $0.2 million and $0.3 million, respectively, decreasing 12.5% in the current year period over the same period in the prior year.
Gain on customer claims settlement
On March 25, 2008, we received a 37% equity interest in ORBCOMM Japan and cash of $0.6 million in satisfaction of claims against ORBCOMM Japan, pursuant to a voluntary reorganization of ORBCOMM Japan in accordance with the rehabilitation plan approved by the Tokyo district court. The fair value of the consideration we received for settlement of claims against ORBCOMM Japan exceeded the $0.4 million carrying value of current and long-term receivables from ORBCOMM Japan by $0.9 million and we recognized a gain for the same amount for the three months ended March 31, 2008. There was no comparable gain during the three months ended March 31, 2009.
Impairment Charge — Satellite Network
In February 2009, one quick-launch satellite experienced a power system anomaly that subsequently resulted in a loss of contact with the satellite. The satellite was not recovered and we recorded a non-cash impairment charge to write off the cost of the satellite of $7.0 million during the three months ended March 31, 2009.
Other income (expense)
Other income (expense) is comprised primarily of interest income from our cash and cash equivalents that consists of U.S. Treasuries and interest bearing instruments, foreign exchange gains and losses, and interest expense.
Other expense was $0.1 million for the three months ended March 31, 2009 compared to other income $0.7 million for the three months ended March 31, 2008. This decrease is primarily due to lower invested cash balances and reduced interest rates. We expect that interest income will continue to decrease in future periods as cash is used for our capital expenditures, working capital purposes and to fund operating losses.
Noncontrolling interests
Noncontrolling interests relate to earnings that are attributable to the minority shareholders of ORBCOMM Japan.

Net loss attributable to ORBCOMM Inc.
As a result of the items described above, we have a loss of $9.1 million for the three months ended March 31, 2009, compared to a net loss of $0.5 million for the three months ended March 31, 2008, an increase of $8.6 million.
Liquidity and Capital Resources
Overview
Our liquidity requirements arise from our working capital needs and to fund capital expenditures to support our current operations, and facilitate growth and expansion. Since our inception, we have financed our operations from sales of our common stock through public offerings and private placements of debt, convertible redeemable preferred stock, membership interests and common stock. We have incurred losses from operations since inception, including a net loss of $9.1 million for the three months ended March 31, 2009 and as of March 31, 2009 we have an accumulated deficit of approximately $77.1 million. As of March 31, 2009, our primary source of liquidity consisted of cash and cash equivalents totaling $66.9 million.
Operating activities
Cash used in our operating activities for the three months ended March 31, 2009 was $1.3 million resulting from a net loss of $9.1 million, offset by adjustments for non-cash items of $9.2 million, and $1.3 million used for working capital. Adjustments for non-cash items primarily consisted of a $7.0 million impairment charge for one of our quick-launch satellites, $1.3 million for depreciation and amortization and $0.5 million for stock-based compensation. Working capital activities primarily consisted of a net uses of cash of $0.7 million for an increase in accounts receivable primarily related to the increase in our service revenues and $0.8 million for a decrease in accounts payable and accrued expenses primarily related to timing of payments made to vendors.
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
Investing activities
Cash used in our investing activities for the three months ended March 31, 2009 was $6.9 million, resulting from capital expenditures of $0.4 million for the Coast Guard demonstration satellite and quick-launch satellites and $6.0 million for next-generation satellites and $0.5 million of improvements to our internal infrastructure and ground segment.
Cash used in our investing activities for the three months ended March 31, 2008 was $1.5 million, resulting from capital expenditures of $0.6 million for the quick-launch and next generation satellites and $0.9 million of improvements to our internal infrastructure and ground segment.
Financing activities
For the three months ended March 31, 2009, we did not have any cash flows from financing activities.
Cash provided by our financing activities for the three months ended March 31, 2008 was $0.1 million resulting primarily from proceeds received from the exercise from the issuance of an aggregate of 54,974 shares of common stock upon the exercise of warrants to purchase common stock at per share exercise prices ranging from $2.33 to $4.26.
Future Liquidity and Capital Resource Requirements
We expect cash flows from operating activities, along with our existing cash and cash equivalents will be sufficient to provide working capital and fund capital expenditures, which primarily includes milestone payments under the procurement agreement for the next-generation satellites. For the remainder of 2009, we expect to incur approximately $23.0 million of capital expenditures primarily for our next-generation satellites.
Contractual Obligations
There have been no material changes in our contractual obligations as of March 31, 2009, as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

Off-Balance Sheet Arrangements
We have no material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.
Recent accounting pronouncements
There have been no accounting pronouncements issued but not yet adopted by us that we believe will have a material impact on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risks
There has been no material changes in our assessment of our sensitivity to market risk as of March 31, 2009, as previously disclosed in Part II, Item 7A “Quantitative and Qualitative Disclosures about Market Risks” in our Annual Report on Form 10-K for the year ended December 31, 2008.
Concentration of credit risk
During the three months ended March 31, 2009 and 2008 sales to GE accounted for 15.5% and 28.2% of our revenues, respectively. In addition during the three months ended March 31, 2009 sales to Caterpillar accounted for 14.2% of our revenues.
Item 4. Disclosure Controls and Procedures
Evaluation of the Company’s disclosure controls and procedures. The Company’s management evaluated, with the participation of the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2009. Based on their evaluation, the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2009.
Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
We discuss certain pending legal proceedings in Note 15 to the condensed consolidated financial statements and refer you to that discussion for important information concerning those legal proceedings, including the basis for such actions and relief sought.
Item 1A. Risk Factors
There have been no material changes in the risk factors as of March 31, 2009, as previously disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Use of Proceeds from Initial Public Offering
On November 2, 2006, the SEC declared effective our Registration Statement on Form S-1 (Registration No. 333-134088), relating to our initial public offering. After deducting underwriters’ discounts and commissions and other offering costs, our net proceeds were approximately $68.3 million. We intend to use the remaining net proceeds from our initial public offering to provide working capital and fund capital expenditures, primarily related to the deployment of additional satellites, which will be comprised of our quick-launch and next-generation satellites. As of March 31, 2009, we have used $67.1 million for such purposes. Pending such uses, we are investing the net proceeds in short-term interest bearing cash equivalents.

Exercise of Warrants
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.
Item 6. Exhibits

31.1	Certification of President and Chief Executive Officer required by Rule 13a-14(a).

31.2	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a).

32.1	Certification of President and Chief Executive Officer required by Rule 13a-14(b) and 18 U.S.C. Section 1350.

32.2	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(b) and 18 U.S.C. Section 1350.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORBCOMM Inc. (Registrant)
Date: May 11, 2009	/s/ Marc J. Eisenberg
Marc J. Eisenberg,
President and Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2009	/s/ Robert G. Costantini
Robert G. Costantini,
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
No.	Description

31.1	Certification of Chief Executive Officer and President required by Rule 13a-14(a).

31.2	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a).

32.1	Certification of Chief Executive Officer and President required by Rule 13a-14(b) and 18 U.S.C. Section 1350.

32.2	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(b) and 18 U.S.C. Section 1350.