Form 10-Q
period 2009-06-30
ORBCOMM Inc.
filed 2009-08-10
CIK 1361983

United States Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock as of August 7, 2009 is 42,438,373.

ORBCOMM Inc.
Index

ORBCOMM Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(Unaudited)

	June 30,	December 31,
	2009	2008
ASSETS

Current assets:
Cash and cash equivalents	$62,934	$75,370
Restricted cash	3,000	2,000
Accounts receivable, net of allowances for doubtful accounts of $572 and $101	3,580	3,412
Inventories	116	158
Prepaid expenses and other current assets	3,339	4,140
Current assets held for sale	1,237	1,621

Total current assets	74,206	86,701

Satellite network and other equipment, net	92,505	92,772
Intangible assets, net	3,343	4,086
Restricted cash	2,680	3,680
Other assets	1,321	1,484
Long term assets held for sale	2,496	2,644

Total assets	$176,551	$191,367

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$2,876	$8,428
Accrued liabilities	7,157	7,168
Current portion of deferred revenue	3,731	3,543
Current liabilities related to assets held for sale	396	326

Total current liabilities	14,160	19,465
Note payable — related party	1,299	1,244
Deferred revenue, net of current portion	7,223	7,607

Total liabilities	22,682	28,316

Commitments and contingencies

Equity:
ORBCOMM Inc. stockholders’ equity:
Common stock, par value $0.001; 250,000,000 shares authorized; 42,423,373 and 42,101,834 shares issued and outstanding	42	42
Additional paid-in capital	229,800	229,001
Accumulated other comprehensive (loss) income	(83)	381
Accumulated deficit	(77,473)	(67,976)

Total ORBCOMM Inc. stockholders’ equity	152,286	161,448
Noncontrolling interests in ORBCOMM Japan	1,583	1,603

Total equity	153,869	163,051

Total liabilities and equity	$176,551	$191,367

See notes to condensed consolidated financial statements.

ORBCOMM Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues:
Service revenues	$6,720	$5,757	$13,342	$10,612
Product sales	50	1,117	155	1,107

Total revenues	6,770	6,874	13,497	11,719

Costs and expenses (1):
Costs of services	3,292	2,128	6,513	4,162
Costs of product sales	36	568	96	589
Selling, general and administrative	4,398	5,169	9,201	9,595
Product development	152	150	341	271
Gain on customer claims settlements	—	(367)	—	(1,243)
Impairment charge-satellite network	—	—	7,045	—

Total costs and expenses	7,878	7,648	23,196	13,374

Loss from operations	(1,108)	(774)	(9,699)	(1,655)

Other income (expense):
Interest income	23	356	64	1,122
Other income	388	12	339	23
Interest expense	(48)	(48)	(96)	(98)

Total other income	363	320	307	1,047

Loss from continuing operations before pre-control earnings of consolidated subsidiary	(745)	(454)	(9,392)	(608)

Less: Pre-control earnings of consolidated subsidiary	—	128	—	128

Loss from continuing operations	(745)	(582)	(9,392)	(736)

Income (loss) from discontinued operations	412	(356)	(40)	(736)

Net loss	(333)	(938)	(9,432)	(1,472)

Less: Net income attributable to the noncontrolling interests	29	41	65	41

Net loss attributable to ORBCOMM Inc.	$(362)	$(979)	$(9,497)	$(1,513)

Net loss attributable to ORBCOMM Inc.:
Loss from continuing operations	$(774)	$(623)	$(9,457)	$(777)
Income (loss) from discontinued operations	412	(356)	(40)	(736)

Net loss attributable to ORBCOMM Inc.	$(362)	$(979)	$(9,497)	$(1,513)

Per share information-basic and diluted:
Loss from continuing operations	$(0.02)	$(0.01)	$(0.22)	$(0.02)
Income (loss) from discontinued operations	0.01	(0.01)	(0.00)	(0.02)

Net loss attributable to ORBCOMM Inc.	$(0.01)	$(0.02)	$(0.22)	$(0.04)

Weighted average common shares outstanding:
Basic and diluted	42,407	41,961	42,358	41,882

(1) Stock-based compensation included in costs and expenses:
Costs of services	$14	$1	$34	$49
Selling, general and administrative	330	978	757	1,705
Product development	—	15	8	30

	$344	$994	$799	$1,784

See notes to condensed consolidated financial statements.

ORBCOMM Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six months ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(9,432)	$(1,472)
Adjustments to reconcile net loss to net cash provided by operating activities:
Change in allowance for doubtful accounts	452	(159)
Depreciation and amortization	2,580	1,286
Accretion on note payable — related party	66	66
Stock-based compensation	799	1,784
Foreign exchange gains	(337)	(18)
Non-cash portion of gain on customer claims settlements	—	(882)
Pre-control earnings of consolidated subsidiary	—	128
Expiration of gateway purchase option	—	(325)
Impairment charge-satellite network	7,045	—
Changes in operating assets and liabilities:
Accounts receivable	(513)	255
Inventories	35	222
Prepaid expenses and other assets	886	847
Accounts payable and accrued liabilities	(6)	407
Deferred revenue	(188)	1,052

Net cash provided by operating activities of continuing operations	1,387	3,191
Net cash provided by (used in) operating activities of discontinued operations	605	(205)

Net cash provided by operating activities	1,992	2,986

Cash flows from investing activities:
Capital expenditures	(14,051)	(14,193)
Change in restricted cash	—	(5,680)
Cash from the step acquisition of subsidiary	—	366

Net cash used in investing activities of continuing operations	(14,051)	(19,507)
Net cash used in investing activities of discontinued operations	(3)	(237)

Net cash used in investing activities	(14,054)	(19,744)

Cash flows from financing activities:
Proceeds from exercise of warrants and options	—	252
Payment of offering costs in connection with secondary public offering	—	(40)

Net cash provided by financing activities from continuing operations	—	212
Net cash provided by financing activities from discontinued operations	—	—

Net cash provided by financing activities	—	212

Effect of exchange rate changes on cash and cash equivalents	(374)	(79)

Net decrease in cash and cash equivalents	(12,436)	(16,625)

Cash and cash equivalents:
Beginning of period	75,370	115,587

End of period	$62,934	$98,962

Supplemental cash flow disclosures:
Non cash investing activities —
Capital expenditures incurred not yet paid	$1,126	$6,906

Stock-based compensation included in capital expenditures	$—	$21

Net assets from step acquisition of subsidiary	$—	$1,363

Asset basis adjustment due to expiration of gateway purchase option	$—	$161

See notes to condensed consolidated financial statements.

ORBCOMM Inc.
Condensed Consolidated Statements of Equity
Six months ended June 30, 2009 and 2008
(in thousands, except share data)
(Unaudited)

				Accumulated		Noncontrolling
			Additional	other		interests
	Common stock		paid-in	comprehensive	Accumulated	in ORBCOMM	Total
	Shares	Amount	capital	(loss) income	deficit	Japan	equity
Balances, January 1, 2009	42,101,834	$42	$229,001	$381	$(67,976)	$1,603	$163,051
Vesting of restricted stock units	321,539	—	—	—	—	—	—
Stock-based compensation	—	—	799	—	—	—	799
Net income (loss)	—	—	—	—	(9,497)	65	(9,432)
Cumulative translation adjustment	—	—	—	(464)	—	(85)	(549)

Balances, June 30, 2009	42,423,373	$42	$229,800	$(83)	$(77,473)	$1,583	$153,869

Balances, January 1, 2008	41,658,066	$42	$224,899	$(656)	$(63,436)	$—	$160,849
Exercise of warrants and options	144,692		252				252
Vesting of restricted stock units	253,487	—	—	—	—	—	—
Stock-based compensation	—	—	1,846	—	—	—	1,846
Non-controlling interest of acquired subsidiary	—	—	—	—	—	789	789
Net income (loss)	—	—	—	—	(1,513)	169	(1,344)
Cumulative translation adjustment	—	—	—	(151)	—	—	(151)

Balances, June 30, 2008	42,056,245	$42	$226,997	$(807)	$(64,949)	$958	$162,241

See notes to condensed consolidated financial statements.

ORBCOMM INC.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts)
(unaudited)
1. Overview
ORBCOMM Inc. (“ORBCOMM” or the “Company”), a Delaware corporation, is a satellite-based data communications company that operates a two-way global wireless data messaging system optimized for narrowband data communication. The Company also provides terrestrial-based cellular communication services through reseller agreements with major cellular wireless providers. The Company provides services through a constellation of 28 owned and operated low-Earth orbit satellites and accompanying ground infrastructure through which small, low power, fixed or mobile satellite subscriber communicators (“Communicators”) and cellular wireless subscriber identity modules, or SIMS, connected to the cellular wireless providers’ networks, that can be connected to other public or private networks, including the Internet (collectively, the “ORBCOMM System”). The ORBCOMM System is designed to enable businesses and government agencies to track, monitor, control and communicate with fixed and mobile assets.
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
In the opinion of management, the financial statements as of June 30, 2009 and for the three and six-month periods ended June 30, 2009 and 2008 include all adjustments (including normal recurring accruals) necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.
The financial statements include the accounts of the Company, its wholly-owned and majority-owned subsidiaries, and investments in variable interest entities in which the Company is determined to be the primary beneficiary. All significant intercompany accounts and transactions have been eliminated in consolidation. The portions of majority-owned subsidiaries that the Company does not own are reflected as noncontrolling interests in the condensed consolidated balance sheets.
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
Investments in entities over which the Company has the ability to exercise significant influence but does not have a controlling interest are accounted for under the equity method of accounting. The Company considers several factors in determining whether it has the ability to exercise significant influence with respect to investments, including, but not limited to, direct and indirect ownership level in the voting securities, active participation on the board of directors, approval of operating and budgeting decisions and other participatory and protective rights. Under the equity method, the Company’s proportionate share of the net income or loss of such investee is reflected in the Company’s consolidated results of operations. Although the Company owns interests in companies that it accounts for pursuant to the equity method, the investments in those entities had no carrying value as of June 30, 2009 and December 31, 2008. The Company has no guarantees or other funding obligations to those entities. The Company had no equity or losses of those investees for the three and six months ended June 30, 2009 and the Company’s equity in the earnings or losses of those investees for the three and six months ended June 30, 2008 was not significant.
Non-controlling interests in companies are accounted for by the cost method where the Company does not exercise significant influence over the investee. The Company’s other cost basis investments had no carrying value as of June 30, 2009 and December 31, 2008.
The Company has incurred losses from inception including a net loss of $9,432 for the six months ended June 30, 2009 and as of June 30, 2009, the Company has an accumulated deficit of $77,473. As of June 30, 2009, the Company’s primary source of liquidity consisted of cash and cash equivalents, which the Company believes will be sufficient to provide working capital and milestone payments for its next-generation satellites for the next twelve months.
Fair Value of Financial instruments
The carrying value of the Company’s financial instruments, including cash, accounts receivable, accounts payable and accrued expenses approximated their fair value due to the short-term nature of these items. The fair value of the Note Payable-related party is de minimis.
Concentration of Credit Risk
The following table presents customers with revenues greater than 10% of the Company’s consolidated total revenues for the periods shown:

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
General Electric Company	16.4%	17.1%	16.7%	20.8%
Caterpillar Inc.	16.7%	11.1%	16.1%	11.6%
Komatsu Ltd.,	11.2%	—	11.0%	—
Hitachi Construction Machinery Co., Ltd.,	—	19.1%	—	12.9%
The following table presents customers with accounts receivable greater than 10% of the Company’s consolidated accounts receivable for the periods shown:

	June 30,	December 31,
	2009	2008
General Electric Company	11.8%	16.2%
Caterpillar Inc.	16.5%	—
Komatsu Ltd.,	—	—
Hitachi Construction Machinery Co., Ltd.,	—	16.6%

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
At June 30, 2009, assets held for sale include $1,994 of long-term inventory of which $332 is component parts held at the manufacturing facility of Stellar Satellite Communications, Ltd. (“Stellar”) principal supplier (See Note 3).
Income taxes
As of June 30, 2009, the Company had unrecognized tax benefits of $775. There were no changes to the Company’s unrecognized tax benefits during the three and six months ended June 30, 2009. The Company is subject to U.S. federal and state examinations by tax authorities from 2005. The Company does not expect any significant changes to its unrecognized tax positions during the next twelve months.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were recognized during the three and six months ended June 30, 2009.
A valuation allowance has been provided for all of the Company’s deferred tax assets because it is more likely than not that the Company will not recognize the tax benefits of these deferred tax assets.
Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R broadens the guidance of SFAS 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. SFAS 141R expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations. In April 2009, the FASB issued FSP 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that arise from Contingencies, which amends and clarifies the initial and subsequent accounting and disclosures of contingencies in a business combination. The Company adopted SFAS 141R on January 1, 2009 and will apply it and FSP 141(R)-1 prospectively to any business combinations completed after January 1, 2009.
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
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments , to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this FSP, fair values for these assets and liabilities were only disclosed annually. The required disclosures are included in “Fair Value of Financial Instruments” above.
In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS  165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. Specifically, SFAS  165 provides guidance regarding the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company evaluated all events or transactions that occurred after June 30, 2009 through August 10, 2009, the date we issued these financial statements. During this period, the Company had material nonrecognizable subsequent events (See Note 8).

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), (“SFAS 167”). SFAS 167 amends FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, (FIN 46(R) to require an enterprise to qualitatively assess the determination of the primary beneficiary of a variable interest entity (“VIE”) based on whether the entity (1) has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (2) has the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. Also, SFAS 167 requires an ongoing reconsideration of the primary beneficiary, and amends the events that trigger a reassessment of whether an entity is a VIE. Enhanced disclosures are also required to provide information about an enterprise’s involvement in a VIE. SFAS 167 will be effective for the Company on January 1, 2010. The Company is currently evaluating the impact of adopting SFAS 167 on its consolidated financial statements.
3. Discontinued Operations
The Company is focused on continuing the growth and expansion of its network services business and is discussing with interested parties about a sale of its subsidiary, Stellar. The GE Settlement Agreement discussed below and the Services Agreement (See Note 17) provides the Company with the ability to dispose of Stellar without disrupting ORBCOMM’s growth prospects with GE Asset Intelligence, LLC (“GE”) allowing the Company to concentrate its resources on its service-based data communications business. Beginning in the second quarter of 2009, the Company classified the assets and liabilities of Stellar as assets held for sale in its condensed consolidated balance sheets and Stellar’s results of operations as discontinued operations in its condensed consolidated statements of operations for the periods presented. The Company expects to complete the sale of Stellar during 2009.
On April 3, 2009, the Company entered into a settlement agreement (the “Settlement Agreement”) with GE with respect to the supply agreement dated October 10, 2006 (the “2006 Agreement”) to supply GE up to 412,000 units of in-production and future models of subscriber communicators through December 31, 2009 to support GE’s applications utilizing the Company’s data communications system. 270,000 of these units were non-cancelable except for specified early termination provisions.
Pursuant to the Settlement Agreement, the Company received $800 as settlement for GE’s obligation under the 2006 Agreement. GE did not purchase its minimum committed volumes for 2007 and 2008. For the three and six months ended June 30, 2009, the Company recognized a gain on settlement of $800, which is recorded in discontinued operations.
The Company and GE terminated the 2006 Agreement and all their respective obligations relating to it, and released each other from any claims relating to their obligations arising under the 2006 Agreement, except for certain obligations related to warranties, indemnities, confidentiality and intellectual property.
A summary of discontinued operations for the three and six months ended June 30, 2009 and 2008 is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues — Product sales	$375	$850	$1,009	$1,884

Income (loss) from discontinued operations	$412	$(356)	$(40)	$(736)

As of June 30, 2009 and December 31, 2008, the major classes of assets and liabilities of Stellar held for sale were as follows:

	June 30,	December 31,
	2009	2008

Accounts receivable, net	$197	$338
Inventories, current	1,010	1,263
Total current assets	1,237	1,621
Other equipment, net	502	518
Inventories, long term	1,994	2,126
Current liabilities	396	326
As of June 30, 2009, the assets held for sale are reported at the lower of cost or estimated fair value less costs to sell and are no longer being depreciated.

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
As the 51% interest in ORBCOMM Japan was acquired in two transactions during 2008, the Company has accounted for this transaction using the step acquisition method prescribed by Accounting Research Bulletin No. 51, Consolidated Financial Statements (“ARB 51”). As permitted by ARB 51, the Company consolidated ORBCOMM Japan’s results of operations as though the controlling interest was acquired on April 1, 2008. For the three and six months ended June 30, 2008, the Company deducted from continuing operations in its consolidated statement of operations $128 of the pre-control earnings of ORBCOMM Japan from the termination of the noncontrolling stockholder’s substantive participatory rights on June 9, 2008 and a noncontrolling interest for the 49% interest in the income of ORBCOMM Japan attributable to the noncontrolling stockholder’s for the period after change in control.
5. Comprehensive Loss
The components of comprehensive loss are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Net loss	$(333)	$(938)	$(9,432)	$(1,472)
Foreign currency translation adjustment	(411)	(96)	(549)	(151)

Comprehensive loss	(744)	(1,034)	(9,981)	(1,623)
Comprehensive income (loss) attributable to noncontrolling interests	28	—	(85)	—

Comprehensive loss attributable to ORBCOMM Inc.	$(772)	$(1,034)	$(9,896)	$(1,623)

6. Stock-based Compensation
The Company’s share-based compensation plans consist of its 2006 Long-Term Incentives Plan (the “2006 LTIP”) and its 2004 Stock Option Plan. As of June 30, 2009, there were 2,114,261 shares available for grant under the 2006 LTIP and no shares available for grant under the 2004 Stock Option Plan.

For the three months ended June 30, 2009 and 2008, the Company recorded stock-based compensation expense in continuing operations of $344 and $994, respectively. For the six months ended June 30, 2009 and 2008, the Company recorded stock-based compensation expense in continuing operations of $799 and $1,784, respectively. The Company’s stock-based compensation expense in discontinued operations was not significant for the three and six months ended June 30, 2009 and 2008. The components of the Company’s stock-based compensation expense are presented below:

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008

Stock options	$—	$24	$24	$48
Restricted stock units	118	698	299	1,375
Stock appreciation rights	226	272	476	361

Total	$344	$994	$799	$1,784

As of June 30, 2009, the Company had an aggregate of $1,992 of unrecognized compensation costs for all share-based payment arrangements.
Time-Based Restricted Stock Units
During the six months ended June 30, 2009, the Company granted 77,420 time-based RSUs. These RSUs vest in January 2010.
A summary of the Company’s time-based RSUs for the six months ended June 30, 2009 is as follows:

		Weighted-Average Grant
	Shares	Date Fair Value
Balance at January 1, 2009	342,184	$8.21
Granted	77,420	1.55
Vested	(189,606)	10.40
Forfeited or expired	—	—

Balance at June 30, 2009	229,998	$4.16

For the three months ended June 30, 2009 and 2008, the Company recorded stock-based compensation expense of $113 and $553 related to the time-based RSUs, respectively. For the six months ended June 30, 2009 and 2008, the Company recorded stock-based compensation expense of $214 and $1,051 related to the time-based RSUs, respectively. As of June 30, 2009, $624 of total unrecognized compensation cost related to the time-based RSUs granted is expected to be recognized through September 2011.
The fair value of the time-based RSU awards granted in 2009 is based upon the closing stock price of the Company’s common stock on the date of grant.
Performance-Based Restricted Stock Units
A summary of the Company’s performance-based RSUs for the six months ended June 30, 2009 is as follows:

		Weighted-Average
	Shares	Grant Date Fair Value
Balance at January 1, 2009	131,129	$4.85
Granted	—	—
Vested	(90,329)	4.81
Forfeited or expired	(38,387)	4.81

Balance at June 30, 2009	2,413	$6.98

For the three months ended June 30, 2009 and 2008, the Company recorded stock-based compensation expense of $5 and $145 related to the performance-based RSUs, respectively. For the six months ended June 30, 2009 and 2008, the Company recorded stock-based compensation of $85 and $324 related to the performance-based RSUs, respectively. As of June 30, 2009, there was no unrecognized compensation costs related to the performance-based RSUs.
Time-Based Stock Appreciation Rights
During the six months ended June 30, 2009, the Company granted 25,000 time-based SARs. These SARS vest over various periods through February 2012. The weighted-average grant date fair value of these time-based SARs was $0.91 per share.

A summary of the Company’s time-based SARs for the six months ended June 30, 2009 is as follows:

			Weighted-Average
			Remaining	Aggregate
	Number of	Weighted-Average	Contractual	Intrinsic Value
	Shares	Exercise Price	Term (years)	(In thousands)
Outstanding at January 1, 2009	1,141,667	$5.31
Granted	25,000	1.70
Forfeited or expired	—	—

Outstanding at June 30, 2009	1,166,667	$5.23	8.68	$2

Exercisable at June 30, 2009	351,667	$6.11	8.47	$—

Vested and expected to vest at June 30, 2009	1,166,667	$5.23	8.68	$2

For the three months ended June 30, 2009 and 2008, the Company recorded stock-based compensation expense of $226 and $243 relating to the time-based SARs, respectively. For the six months ended June 30, 2009 and 2008, the Company recorded stock-based compensation of $448 and $276 relating to the time-based SARs, respectively. As of June 30, 2009, $1,368 of total unrecognized compensation cost related to the time-based SARs is expected to be recognized through February 2012.
Performance-Based Stock Appreciation Rights
A summary of the Company’s performance-based SARs for the six months ended June 30, 2009 is as follows:

			Weighted-Average
			Remaining	Aggregate
	Number of	Weighted-Average	Contractual	Intrinsic Value
	Shares	Exercise Price	Term (years)	(In thousands)
Outstanding at January 1, 2009	291,899	$10.35
Granted	—	—
Forfeited or expired	(41,753)	9.34

Outstanding at June 30, 2009	250,146	$10.52	7.95	$—

Exercisable at June 30, 2009	250,146	$10.52	7.95	$—

Vested and expected to vest at June 30, 2009	250,146	$10.52	7.95	$—

For the three months ended June 30, 2009 and 2008, the Company recorded stock-based compensation expense of nil and $29 relating to the performance-based SARs, respectively. For the six months ended June 30, 2009 and 2008, the Company recorded stock-based compensation expense of $28 and $85 relating to the performance-based SARs, respectively. As of June 30, 2009, there was no unrecognized compensation cost related to the performance-based SARs.
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

	Six months ended
	June 30,
	2009	2008
Risk-free interest rate	2.34%	2.50% to 2.67%
Expected life (years)	6.00	5.50 to 6.00
Estimated volatility factor	55.03%	43.98%
Expected dividends	None	None

2004 Stock Option Plan
A summary of the status of the Company’s stock options as of June 30, 2009 is as follows:

			Weighted-Average
			Remaining	Aggregate
	Number of	Weighted-Average	Contractual	Intrinsic Value
	Shares	Exercise Price	Term (years)	(In thousands)
Outstanding at January 1, 2009	782,079	$2.98
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—

Outstanding at June 30, 2009	782,079	$2.98	4.67	$—

Exercisable at June 30, 2009	782,079	$2.98	4.67	$—

Vested and expected to vest at June 30, 2009	782,079	$2.98	4.67	$—

7. Net Loss per Common Share
Basic net loss per common share is calculated by dividing net loss attributable to ORBCOMM Inc. by the weighted-average number of common shares outstanding for the period. Diluted net loss per common share is the same as basic net loss per common share, because potentially dilutive securities such as RSUs, SARs, stock options and stock warrants would have an antidilutive effect as the Company incurred a net loss for the three and six months ended June 30, 2009 and 2008.
The potentially dilutive securities excluded from the determination of diluted loss per share, as their effect is antidilutive, are as follows:

	Six months ended
	June 30,
	2009	2008
Common stock warrants	56,724	322,560
Stock options	782,079	785,790
RSUs	232,411	433,365
SARs	1,416,813	1,403,566

	2,488,027	2,945,281

8. Satellite Network and Other Equipment
Satellite network and other equipment consisted of the following:

	Useful life	June 30,	December 31,
	(years)	2009	2008
Land		$381	$381
Satellite network	3–10	22,351	21,290
Capitalized software	3–5	1,217	1,112
Computer hardware	5	1,090	1,069
Other	5–7	1,028	881
Assets under construction		77,236	76,999

		103,303	101,732
Less: accumulated depreciation and amortization		(10,798)	(8,960)

		$92,505	$92,772

During the six months ended June 30, 2009 and 2008, the Company capitalized costs attributable to the design and development of internal-use software in the amount of $112 and $233, respectively. Depreciation and amortization expense for the three months ended June 30, 2009 and 2008 was $925 and $272, respectively. This includes amortization of internal-use software of $74 and $55 for the three months ended June 30, 2009 and 2008, respectively. Depreciation and amortization expense for the six months ended June 30, 2009 and 2008 was $1,837 and $542, respectively. This includes amortization of internal-use software of $146 and $124 for the six months ended June 30, 2009 and 2008, respectively.
Assets under construction primarily consist of costs relating to milestone payments and other costs pursuant to the Company’s satellite payload and launch procurement agreements for its quick-launch satellites and the procurement agreement for its next-generation satellites (See Note 16) and upgrades to its infrastructure and ground segment. The quick-launch satellites have completed testing and depreciation will start during the quarter ending September 30, 2009.

On June 19, 2008, the Coast Guard Demonstration satellite and five quick-launch satellites were successfully launched. Due to delays associated with the construction of the final quick-launch satellite, the Company is retaining it for future deployment. Since launch, communications capability with two of the quick-launch satellites has been lost as described below. In addition, the Company’s engineers and satellite providers have identified various anomalies affecting these satellites including lower than nominal gateway transmission power on one satellite, lower than expected nominal subscriber transmission on one satellite, intermittent computer resets on one satellite and outages to the reaction wheel components of the attitude control system on each of the satellites. The satellite with the lower than expected subscriber transmission power was reprogrammed to operate in a mode to utilize the gateway transmission for subscriber messaging traffic, although on July 31, 2009 the gateway transmitter on this satellite ceased functioning as described below. The satellite with the intermittent flight computer resets has been reprogrammed to use a redundant receiver to perform some of the flight computer functions, but additional programming development is required to incorporate the power system anomaly prevention procedure described below. The implications of these operational procedures continues to be evaluated. The three satellites launched in June 2008 for which the Company maintains communications capability are providing limited ORBCOMM messaging and worldwide AIS services.
On February 22, 2009, one quick-launch satellite experienced a power system anomaly that subsequently resulted in a loss of contact with the satellite by both the Company’s ground control systems and the ground control systems of the company providing in-orbit monitoring and testing, KB Polyot-Joint Stock Company (“KB Polyot”). After consultation with OHB and its own engineers, the Company believes that after an extended period of no communication with the satellite, the satellite is not recoverable. A non-cash impairment charge to write-off the cost of this satellite of $7,045 was recognized during the first quarter of 2009.
On July 31, 2009, the satellite with lower than expected subscriber transmission power experienced a gateway transmitter anomaly that resulted in a loss of contact with the satellite by the Company’s ground control systems. KB Polyot has been able to connect to the satellite through the back-up command and control system. Telemetry from this back-up system has indicated the satellite bus is functioning as it was prior to the occurrence of this anomaly. The Company is using this back-up system to send commands to the payload in an attempt to recover the gateway transmitter but these commands have not corrected the anomaly. After consultations with its engineers, the Company believes that the gateway transmitter will not be recovered, resulting in an inability to provide ORBCOMM messaging and AIS data services by this satellite. The Company is still conducting post-loss data analysis to better understand the causes of the gateway downlink anomaly and resulting loss of communication capability of this satellite.
On August 7, 2009, the Company decided it is unlikely the satellite will be recovered and that an impairment charge should be recognized in the quarter ending September 30, 2009 with respect to the satellite that suffered the gateway transmitter failure. Accordingly, the Company estimates that a non-cash impairment charge for the cost of the satellite of approximately $7,100 will be reflected in the condensed consolidated financial statements in the Company’s Quarterly Report on Form 10-Q for the quarter ending September 30, 2009. No amount of this impairment charge represents a cash expenditure and the Company does not expect that any amount of this impairment charge will result in any future cash expenditures.
On August 7, 2009, a second quick-launch satellite experienced a power system anomaly which resulted in loss of contact with the satellite by the Company’s ground control systems and KB Polyot’s back-up command and control systems. Both control centers continue to send commands to the spacecraft in an attempt to recover from the power system anomaly. In the event that the Company is unable to recover the satellite, the Company may have to take a non-cash impairment charge for the carrying value of this satellite in the quarter ending September 30, 2009.
The loss of these quick-launch satellites can result in longer delays, or latencies, in transmitting messages but is not expected to have a material adverse effect on the current communications service as the satellites were not in full operational service. Each of the remaining two quick-launch satellites and the Coast Guard Demonstration satellite is equipped with an AIS payload and the Company believes the current loss of three satellites will not adversely impact in any material respect its current AIS service, as the remaining satellites provide redundant capabilities to the AIS data service.
The Company conducted a post-loss data analysis to determine the root cause of the first quick launch satellite failure on February 22, 2009 and establish operational procedures, if any, to mitigate the risk of a similar anomaly from occurring on the remaining three quick-launch satellites which are of the same design and the Coast Guard Demonstration Satellite which is of a similar design. This analysis revealed the most likely cause of the February 22, 2009 failure to be a failure of the electrical power system (“EPS”) components that control battery charging which resulted in completely discharging the battery and precluded additional charging. As a precaution to mitigate the risk of this type of failure leading to the loss of the other satellites, the Company has developed new software that resides in the payload flight computer that performs the majority of the functions performed by the EPS component that the Company believes failed. This software has been uploaded to three of the satellites that have experienced failures to redundant EPS components. Further programming development is necessary to upload the software to the satellite experiencing flight computer resets. The Company is unable to determine whether or when another EPS anomaly will occur on the other satellites, and is currently unable to quantify the impact that a further EPS anomaly would have on the expected useful life and communications capabilities of these satellites. The Company is still analyzing the likely cause of the July 31, 2009 failure of the second satellite and the August 7, 2009 loss of communications to the third satellite.
The remaining satellites are experiencing attitude control system anomalies which result in the satellites not pointing towards the sun and the earth as expected. This pointing error results in reduced power generation, improper satellite spacing within the orbital plane and reduced communications capabilities. While OHB, the satellite bus manufacturer, and the Company’s engineering staff continue their efforts to correct and develop alternate operational procedures to mitigate the effect of these anomalies, there can be no assurance in this regard.
The Company has in-orbit insurance that under certain circumstances during the coverage period that ended June 19, 2009 covers the total loss or constructive total loss of the Coast Guard Demonstration and five quick-launch satellites. Under the terms of the policy, a satellite that does not meet the working satellite criteria constitutes a constructive total loss of that satellite for insurance purposes. The in-orbit insurance is subject to certain exclusions including a deductible under which no claim is payable under the policy for the first satellite to suffer a constructive total loss or total loss.
The Company has filed a claim under the policy for all six satellites as either a total loss or constructive total loss. The total loss claim is for the one satellite that suffered a power system failure resulting in loss of contact, and the constructive total loss claim for each of the other five satellites is on the basis that these satellites do not meet the working satellite criteria stated in the policy due to, among other anomalies, the pointing errors described above. The maximum amount recoverable by the Company under the policy from third party insurers for all six satellites covered by the policy is $50 million, which includes the one-satellite deductible described above, and less any salvage value that can be established.
9. Restricted Cash
Restricted cash consists of cash collateral of $5,000 for a performance bond required by the FCC in connection with the Company obtaining expanded FCC authorization to construct, launch and operate an additional 24 next-generation satellites. Under the terms of the performance bond, the cash collateral will be reduced in increments of $1,000 upon completion of specified milestones. The Company certified completion of three milestones to the FCC on March 20, 2009, and in response to a request from the FCC staff, filed a supplement to the certification on May 18, 2009. The FCC has not yet issued a ruling on the certification. The Company has classified $3,000 of restricted cash as a current asset.

Restricted cash also includes $680 deposited into an escrow account under the terms of the Orbital Sciences procurement agreement for the quick-launch satellites. The amounts in escrow are payable to Orbital Sciences, subject to adjustments under the agreement, one year following the successful completion of in-orbit testing of the five quick-launch satellites (See Note 16).
The interest income earned on the restricted cash balances is unrestricted and included in interest income.
10. Intangible Assets
The Company’s intangible assets consisted of the following:

		June 30, 2009			December 31, 2008
	Useful life		Accumulated			Accumulated
	(years)	Cost	amortization	Net	Cost	amortization	Net
Acquired licenses	6	$8,115	$(4,772)	$3,343	$8,115	$(4,029)	$4,086

Amortization expense was $371 for the three months ended June 30, 2009 and 2008 and was $743 for the six months ended June 30, 2009 and 2008.
Estimated amortization expense for intangible assets subsequent to June 30, 2009 is as follows:

Years ending December 31,
Remainder of 2009	$743
2010	1,486
2011	1,114

$3,343

11. Accrued Liabilities
The Company’s accrued liabilities consisted of the following:

	June 30,	December 31,
	2009	2008
Litigation settlement (See Note 16)	$2,450	$2,450
Accrued compensation and benefits	1,316	2,200
Accrued interest	766	736
Accrued professional services	355	229
Deferred rent payable	837	166
Other accrued expenses	1,433	1,387

	$7,157	$7,168

12. Deferred Revenues
Deferred revenues consisted of the following:

	June 30,	December 31,
	2009	2008
Professional services	$6,833	$7,043
Service activation fees	3,017	3,032
Manufacturing license fees	52	59
Prepaid services	1,052	1,016

	10,954	11,150
Less current portion	(3,731)	(3,543)

Long-term portion	$7,223	$7,607

Deferred professional services revenues at June 30, 2009, represent amounts related to the USCG Concept Validation Project (See Note 16).

13. Note Payable
In connection with the acquisition of a majority interest in Satcom in 2005, the Company recorded an indebtedness to OHB, a stockholder of the Company. At June 30, 2009, the principal balance of the note payable was €1,138 ($1,594) and it had a carrying value of $1,299. At December 31, 2008, the principal balance of the note payable was €1,138 ($1,605) and it had a carrying value of $1,244. The carrying value was based on the note’s estimated fair value at the time of acquisition. The difference between the carrying value and principal balance is being amortized to interest expense over the estimated life of the note of six years. Interest expense related to the note for the three and six months ended June 30, 2009 and 2008 was $33 and $66, respectively. This note does not bear interest and has no fixed repayment term. Repayment will be made from the distribution profits (as defined in the note agreement) of ORBCOMM Europe LLC. The note has been classified as long-term and the Company does not expect any repayments to be required prior to June 30, 2010.
14. Stockholders’ Equity
As of June 30, 2009, the Company had outstanding warrants to purchase 56,724 shares of common stock at an exercise price of $4.26 per share. During the six months ended June 30, 2009, warrants to purchase 201,262 common shares with per share exercise prices of $4.26 expired.
At June 30, 2009, the Company reserved the following shares of common stock for future issuance:

Shares
Employee stock compensation plans	4,545,564
Warrants to purchase common stock	56,724

4,602,288

15. Geographic Information
The Company operates in one reportable segment, satellite data communications. Other than satellites in orbit, long-lived assets outside of the United States are not significant. The following table summarizes revenues on a percentage basis by geographic regions, based on the country in which the customer is located.

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
United States	87%	73%	86%	80%
Japan	10%	23%	10%	15%
Other	3%	4%	4%	5%

	100%	100%	100%	100%

16. Commitments and Contingencies
Procurement agreements in connection with quick-launch satellites
On April 21, 2006, the Company entered into an agreement with Orbital Sciences to design, manufacture, test and deliver one payload engineering development unit and six AIS-equipped satellite payloads to the Company. The cost of the payloads is $17,000, subject to adjustment under certain circumstances. Payments under the agreement were due upon the achievement of specified milestones by Orbital Sciences. As of June 30, 2009, the Company has made milestone payments of $16,300 under this agreement. The Company anticipates making the remaining payments, subject to adjustments under the agreement, of $700 in 2009.
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
On July 2, 2008, the Company and OHB System, AG entered into an agreement to amend the June 5, 2006 agreement in connection with the successful launch of the Coast Guard demonstration satellite and the five quick-launch satellites on June 19, 2008. Pursuant to the agreement, the Company and OHB System, AG agreed to a revised schedule of milestone and related payments for the launch of the five quick-launch satellites and delivery schedule of the sixth quick-launch satellite, with no modification to the price in the agreement entered into on June 5, 2006, including certain launch support and in-orbit testing services for the sixth quick-launch satellite. In addition, the Company agreed to pay an additional $450 to OHB System, AG relating to the construction of the five quick-launch satellites. The Company and OHB System, AG have also agreed to waive any applicable on-time delivery incentive payments and to waive any applicable liquidated delay damages, except for any liquidated delay damages with respect to delivery delay of the sixth quick-launch satellite.

As of June 30, 2009, the Company has made milestone payments of $17,767 under this agreement. In addition, OHB System, AG will provide services relating to the development, demonstration and launch of the Company’s next-generation satellites at a total cost of $1,350. The remaining balance of $2,233 is payable, subject to adjustments under the agreement.
Procurement agreements in connection with U.S. Coast Guard contract
In May 2004, the Company entered into an agreement to construct and deploy a satellite for use by the USCG. In connection with this agreement, the Company entered into procurement agreements with Orbital Sciences and OHB System, AG. As of June 30, 2009, the Company’s remaining obligation under this agreement was $271.
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
The agreement also requires SNC to complete the pre-ship review of the Initial Satellites (i) no later than 24 months after the execution of the agreement for the first shipset of six satellites, (ii) no later than 31 months after the execution of the agreement for the second shipset of six satellites and (iii) no later than 36 months after the execution of the agreement for the third shipset of six satellites. Payments under the agreement will begin upon the execution of the agreement and will extend into the second quarter of 2012, subject to SNC’s successful completion of each payment milestone. As of June 30, 2009, the Company has made milestone payments of $36,270 under the agreement. The Company anticipates making payments under the agreement of $15,210 during the remainder of 2009. Under the agreement, SNC has agreed to provide the Company with an optional secured credit facility for up to $20,000 commencing 24 months after the execution of the agreement and maturing 44 months after the effective date. If the Company elects to establish and use the credit facility it and SNC will enter into a formal credit facility on terms established in the agreement.
Airtime credits
In 2001, in connection with the organization of ORBCOMM Europe LLC and the reorganization of the ORBCOMM business in Europe, the Company agreed to grant certain country representatives in Europe approximately $3,736 in airtime credits. The Company has not recorded the airtime credits as a liability for the following reasons: (i) the Company has no obligation to pay the unused airtime credits if they are not utilized; and (ii) the airtime credits are earned by the country representatives only when the Company generates revenue from the country representatives. The airtime credits have no expiration date. Accordingly, the Company is recording airtime credits as services are rendered and these airtime credits are recorded net of revenues from the country representatives. For the three months ended June 30, 2009 and 2008, airtime credits used totaled approximately $15 and $72, respectively. For the six months ended June 30, 2009 and 2008, airtime credits used totaled approximately $48 and $113, respectively. As of June 30, 2009 and December 31, 2008, unused credits granted by the Company were approximately $2,259 and $2,307, respectively.
Purchase commitment
On August 29, 2008, Stellar entered into an agreement with Delphi Automotive Systems LLC to purchase approximately $4,800 of a future model of a subscriber communicator over a two-year period beginning once the subscriber communicator model is commercially available within the next twelve months (See Note 3).

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
Class Action Litigation
On September 20 and 25, 2007, two separate plaintiffs filed purported class action lawsuits in the United States District Court for the District of New Jersey against the Company and certain of its officers. On June 2, 2008, the Court consolidated the actions, appointed Erwin Weichel, David Peterson and William Hunt as lead plaintiffs and approved the lead plaintiff’s selection of co-lead and liaison counsel. On July 17, 2008, the lead plaintiffs filed their consolidated complaint against the Company and certain of its officers, and added as defendants the two co-lead underwriters of the Company’s initial public offering, UBS Securities LLC and Morgan Stanley & Co. Incorporated. The consolidated complaint alleges, among other things, that the Company’s registration statement related to its initial public offering in November 2006 contained material misstatements and omissions in violation of the Securities Act of 1933. The action cited, among other things, a drop in the trading price of the Company’s common stock that followed disclosure on August 14, 2007 of a change in the Company’s definition of billable subscriber communicators and reduced guidance for the remainder of 2007 released with the Company’s 2007 second quarter financial results. The action seeks to recover compensatory and rescissory damages, on behalf of a class of shareholders who purchased common stock in and/or traceable to the Company’s initial public offering on or about November 3, 2006 through August 14, 2007. On February 25, 2009, the Company and the other named defendants agreed in principle to settle the action, while continuing to deny any liability for these claims, for a payment of $2,450 to be paid entirely by the Company’s insurer providing directors and officers liability coverage for the claims asserted in the litigation. On May 21, 2009, the Company and the other named defendants entered into a definitive settlement agreement to settle the action on the terms described above and on July 21, 2009, the United States District Court for the District of New Jersey preliminarily approved the settlement. The settlement remains subject to final approval by the United States District Court for the District of New Jersey. As of June 30, 2009 and December 31, 2008, the Company has accrued the $2,450 as a component of accrued liabilities. The Company has established a receivable from its insurance carrier in the same amount that is included as a component of prepaid expenses and other current assets, as collection is probable. Litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include money damages. If an unfavorable ruling were to occur, it could have a material adverse effect on the Company’s business and results of operations for the period in which the ruling occurred or future periods. In addition, the Company has received a request for indemnification pursuant to the Underwriting Agreement entered into in connection with the initial public offering from UBS Securities, LLC and Morgan Stanley & Co. Incorporated for any losses or costs they may incur as a result of this lawsuit. The Company has declined to pay any such indemnity claims by these firms.
17. Services Agreement with GE
Concurrent with the Settlement Agreement (See Note 3), the Company and GE entered into a services agreement (the “Services Agreement”) with a term of January 1, 2009 through December 31 2013, pursuant to which the Company and GE agreed to expand the scope of services provided or that may in the future be provided to GE to include other satellite, cellular or dual mode (cellular plus satellite) data communications services, in addition to the low-earth-orbit-satellite-based data communication services (the “Low-Earth Services”).
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
Our products and services enable our customers and end-users to enhance productivity, reduce costs and improve security through a variety of commercial, government, and emerging homeland security applications. We enable our customers and end-users to achieve these benefits using a single global satellite technology standard for machine-to-machine and telematic, or M2M, data communications. Our customers have made significant investments in developing ORBCOMM-based applications. Examples of assets that are connected through our M2M data communications system include trucks, trailers, railcars, containers, heavy equipment, fluid tanks, utility meters, pipeline monitoring equipment, marine vessels, and oil wells. Our customers include original equipment manufacturers, or OEMs, such as Caterpillar Inc., (“Caterpillar”), Doosan Infracore America, Hitachi Construction Machinery Co., Ltd., (“Hitachi”), Hyundai Heavy Industries, Komatsu Ltd., (“Komatsu”) The Manitowoc Company and Volvo Construction Equipment, IVARs, such as GE, VARs, such as XATA Corporation and American Innovations, Ltd., and government agencies, such as the U.S. Coast Guard.
Our products and services are satellite-based data communications services, product sales from subscriber communicators, terrestrial-based cellular communications services, product sales from cellular wireless subscriber identity modules, or SIMS for use with devices or equipment that enable the use of the cellular providers’ wireless networks for data communications and satellite AIS data services.

We currently have a contract to provide AIS data to the U.S. Coast Guard and offer the AIS data service to other government and commercial customers. Further, we will be working with system integrators and maritime information service providers for value-added service and to facilitate the sales and distribution of our AIS data. In January 2009, we entered into our first AIS data license distribution agreement for commercial purposes with Lloyd’s Register-Fairplay Ltd (“Lloyd’s”). As a result, Lloyd’s has entered into agreements with several government agencies and corporate customers. We will continue to work with additional candidates to address the various market sectors for AIS data. We believe we are the only commercially available satellite-based AIS data provider reaching beyond coastal access into the open seas.
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
On June 19, 2008, the Coast Guard Demonstration satellite and five quick-launch satellites were successfully launched. Due to delays associated with the construction of the final quick-launch satellite, we are retaining it for future deployment. Since launch, communications capability with two quick-launch satellites has been lost as described below. In addition, our engineers and satellite providers have identified various anomalies affecting these satellites including lower than nominal gateway transmission power on one satellite, lower than expected nominal subscriber transmission power on one satellite, intermittent computer resets on one satellite and outages to the reaction wheel components of the attitude control system on each of the satellites. The satellite with the lower than expected subscriber transmission was reprogrammed to operate in a mode to utilize the gateway transmission for subscriber messaging traffic, although on July 31, 2009 the gateway transmitter on this satellite ceased functioning as described below. The satellite with the intermittent flight computer resets has been reprogrammed to use a redundant receiver to perform some of the flight computer functions, but additional programming development is required to incorporate the power system anomaly prevention procedure described below. The implications of these operational procedures continues to be evaluated. The three satellites launched in June 2008 for which we maintain communications capability, are providing limited ORBCOMM messaging and worldwide AIS services.
On February 22, 2009, one quick-launch satellite experienced a power system anomaly that subsequently resulted in a loss of contact with the satellite by both our ground control systems and the ground control systems of the company providing in-orbit monitoring and testing, KB Polyot-Joint Stock Company (“KB Polyot”). After consultation with OHB and our own engineers, we believe that after an extended period of no communication with the satellite, the satellite is not recoverable. A non-cash impairment charge to write-off the cost of this satellite of $7.0 million was recognized during the first quarter of 2009.
On July 31, 2009, the satellite with lower than expected subscriber transmission experienced a gateway transmitter anomaly that resulted in a loss of contact with the satellite by our ground control systems. KB Polyot has been able to connect to the satellite through the back-up command and control system. Telemetry from this back-up system has indicated the satellite bus is functioning as it was prior to the occurrence of this anomaly. We are using this back-up system to send commands to the payload in an attempt to recover the gateway transmitter but these commands have not corrected the anomaly. After consultations with our engineers, we believe that the gateway transmitter will not be recovered, resulting in an inability to provide ORBCOMM messaging and AIS data services by this satellite. We are still conducting post-loss data analysis to better understand the causes of the gateway downlink anomaly and resulting loss of communication capability of this satellite.
On August 7, 2009, we decided it is unlikely the satellite will be recovered and that an impairment charge should be recognized in the quarter ending September 30, 2009 with respect to the satellite that suffered the gateway transmitter failure. Accordingly, we estimate that a non-cash impairment charge for the cost of the satellite of approximately $7.1 million will be reflected in our condensed consolidated financial statements in the quarter ending September 30, 2009. No amount of this impairment charge represents a cash expenditure and we do not expect that any amount of this impairment charge will result in any future cash expenditures.
On August 7, 2009, a second quick-launch satellite experienced a power system anomaly which resulted in loss of contact with the satellite by our ground control systems and KB Polyot’s back-up command and control systems. Both control centers continue to send commands to the spacecraft in an attempt to recover from the power system anomaly. In the event that we are unable to recover the satellite, we may have to take a non-cash impairment charge for the carrying value of this satellite in the quarter ending September 30, 2009.
The loss of these quick-launch satellites can result in longer delays, or latencies, in transmitting messages but is not expected to have a material adverse effect on the current communications service as the satellites were not in full operational service. Each of the remaining two quick-launch satellites and the Coast Guard Demonstration satellite is equipped with an AIS payload and we believe that the current loss of three satellites will not adversely impact in any material respect our current AIS service, as the remaining satellites provide redundant capabilities to the AIS data service.
We conducted a post-loss data analysis to determine the root cause of the first quick launch satellite failure on February 22, 2009 and establish operational procedures, if any, to mitigate the risk of a similar anomaly from occurring on the remaining three quick-launch satellites which are of the same design and the Coast Guard Demonstration Satellite which is of a similar design. This analysis revealed the most likely cause of the February 22, 2009 failure to be a failure of the electrical power system (“EPS”) components that control battery charging which resulted in completely discharging the battery and precluded additional charging. As a precaution to mitigate the risk of this type of failure leading to the loss of the other satellites, we have developed new software that resides in the payload flight computer that performs the majority of the functions performed by the EPS component that we believed failed. This software has been uploaded to three of the satellites that have experienced failures to redundant EPS components. Further development is necessary to upload the software to the satellite experiencing flight computer resets. We are unable to determine whether or when another EPS anomaly will occur on the other satellites, and is currently unable to quantify the impact that a further EPS anomaly would have on the expected useful life and communications capabilities of these satellites. We are still analyzing the likely cause of the July 31, 2009 failure of the second satellite and the August 7, 2009 loss of communication to the third satellite.
The remaining satellites are experiencing attitude control system anomalies which result in the satellites not pointing towards the sun and the earth as expected. This pointing error results in reduced power generation, improper satellite spacing within the orbital plane and reduced communications capabilities. While OHB, the satellite bus manufacturer, and our engineering staff continue their efforts to correct and develop alternate operational procedures to mitigate the effect of these anomalies, there can be no assurance in this regard.
We have in-orbit insurance that under certain circumstances during the coverage period that ended June 19, 2009 covers the total loss or constructive total loss of the Coast Guard Demonstration and five quick-launch satellites. Under the terms of the policy, a satellite that does not meet the working satellite criteria constitutes a constructive total loss of that satellite for insurance purposes. The in-orbit insurance is subject to certain exclusions including a deductible under which no claim is payable under the policy for the first satellite to suffer a constructive total loss or total loss.
We have filed a claim under the policy for all six satellites as either a total loss or constructive total loss. The total loss claim is for the one satellite that suffered a power system failure resulting in loss of contact, and the constructive total loss claim for each of the other five satellites is on the basis that these satellites do not meet the working satellite criteria stated in the policy due to, among other anomalies, the pointing errors described above. The maximum amount recoverable by us under the policy from third party insurers for all six satellites covered by the policy is $50 million, which includes the one-satellite deductible described above, and less any salvage value that can be established.

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
We consolidated the results of ORBCOMM Japan as though the controlling interest was acquired on April 1, 2008 and therefore deducted $0.1 million of ORBCOMM Japan’s earnings for the period prior to June 9, 2008 (the date we acquired our controlling interest) from our results of continuing operations in our consolidated statement of operations. See Note 4 to the condensed consolidated financial statements for further discussion.

Discontinued Operations
We are focused on our network business and in the process of discussing with interested parties about a sale of our subsidiary, Stellar Satellite Communications, Ltd (“Stellar”). The GE settlement agreement and the services agreement discussed below provides us with the ability to dispose of Stellar without disrupting ORBCOMM’s growth prospects with GE and allows us to concentrate on our service-based data communications business. As a result, we classified Stellar’s assets and liabilities as held for sale on our condensed consolidated balance sheets and presented Stellar’s results of operations as discontinued operations in our condensed consolidated statements of operations for the periods presented. We expect to complete the sale of Stellar during 2009. See Note 3 to the condensed consolidated financial statements for further discussion.
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
Pursuant to the Settlement Agreement, we received $0.8 million as settlement for GE’s obligation under the 2006 Agreement. GE did not purchase its minimum committed volumes for 2007 and 2008. For the three and six months ended June 30, 2009 we recognized a gain of $0.8 million for customer claims settlements in income (loss) from discontinued operations.
The Company and GE terminated the 2006 Agreement and all their respective obligations relating to it, and released each other from any claims relating to their obligations arising under the 2006 Agreement, except for certain obligations related to warranties, indemnities, confidentiality and intellectual property.
GE
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

Critical Accounting Policies
Our discussion and analysis of our results of operations, liquidity and capital resources are based on our condensed consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, costs of revenues, accounts receivable, inventory valuation, satellite network and other equipment, capitalized development costs, intangible assets, the valuation of deferred tax assets, uncertain tax positions and the fair value of securities underlying share-based payment arrangements. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from our estimates and could have a significant adverse effect on our results of operations and financial position. For a discussion of our critical accounting policies see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2008. There have been no material changes to our critical accounting policies during 2009.
EBITDA
EBITDA is defined as earnings attributable to ORBCOMM Inc., before interest income (expense), provision for income taxes and depreciation and amortization. We believe EBITDA is useful to our management and investors in evaluating our operating performance because it is one of the primary measures we use to evaluate the economic productivity of our operations, including our ability to obtain and maintain our customers, our ability to operate our business effectively, the efficiency of our employees and the profitability associated with their performance. It also helps our management and investors to meaningfully evaluate and compare the results of our operations from period to period on a consistent basis by removing the impact of our financing transactions and the depreciation and amortization impact of capital investments from our operating results. In addition, our management uses EBITDA in presentations to our board of directors to enable it to have the same measurement of operating performance used by management and for planning purposes, including the preparation of our annual operating budget.
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
The following table (in thousands) reconciles our net loss to EBITDA for the periods shown:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net loss attributable to ORBCOMM Inc.	$(362)	$(979)	$(9,497)	$(1,513)
Interest income	(23)	(356)	(64)	(1,122)
Interest expense	48	48	96	98
Depreciation and amortization	1,297	663	2,598	1,311

EBITDA	$960	$(624)	$(6,867)	$(1,226)

Three Months: EBITDA during the three months ended June 30, 2009 improved by $1.6 million as compared to 2008. This improvement was primarily due to increases in net service revenues of $1.0 million.
Six Months: EBITDA during the six months ended June 30, 2009 decreased by $5.6 million over 2008. This decrease was primarily due to a non-cash impairment charge of $7.0 million for one of our quick-launch satellites and an increase in other operating expenses of $2.0 million, offset by higher net service revenue of $2.7 million.
Operating expenses increased during the six months ended June 30, 2009 due to $0.4 million in operating expenses of ORBCOMM Japan, $0.3 million of a satellite insurance policy that expired in June 2009 for the Coast Guard demonstration and quick-launch satellites, $0.6 million for bad debt reserves, unanticipated expenses of $0.6 million for a contested proxy vote, $0.1 million in severance payments and $0.1 million in legal fees related to the preparation of our satellite insurance claim.

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
The table below presents our revenues from continuing operations for the three and six months ended June 30, 2009 and 2008, together with the percentage of total revenue represented by each revenue category (in thousands):

	Three months ended June 30,				Six months ended June 30,
	2009		2008		2009		2008
		% of		% of		% of		% of
		Total		Total		Total		Total
Service revenues	$6,720	99.3%	$5,757	83.8%	$13,342	98.9%	$10,612	90.6%
Product sales	50	0.7%	1,117	16.2%	155	1.1%	1,107	9.4%

	$6,770	100.0%	$6,874	100.0%	$13,497	100.0%	$11,719	100.0%

Three Months: Total revenues for the three months ended June 30, 2009 decreased by $0.1 million or 1.5%, to $6.8 million from $6.9 million for the three months ended June 30, 2008.
Six Months: Total revenues for the six months ended June 30, 2009 increased by $1.8 million or, 15.2% to $13.5 million from $11.7 million for the six months ended June 30, 2008.
Service revenues
Three Months: Service revenues increased $1.0 million for the three months ended June 30, 2009, or 16.7%, to $6.7 million, or approximately 99.3% of total revenues, from $5.8 million, or approximately 83.8% of total revenues for the three months ended June 30, 2008.
Six Months; Service revenues increased $2.7 million for the six months ended June 30, 2009, or 25.7%, to $13.3 million, or approximately 98.9% of total revenues, from $10.6 million, or approximately 90.6% of total revenues for the six months ended June 30, 2008.
The increases in service revenues for the three and six months ended June 30, 2009 over the corresponding 2008 periods were primarily due to an increase in the number of billable subscriber communicators activated on our communications system, AIS revenue of $0.5 million and $1.0 million, respectively and incremental service revenue margin provided by ORBCOMM Japan of $0.4 million. As of June 30, 2009, we had approximately 483,000 billable subscriber communicators on the ORBCOMM System compared to approximately 420,000 billable subscriber communicators as of June 30, 2008, an increase of approximately 14.9%.
Service revenue growth can be impacted by the customary lag between subscriber communicator activations and recognition of service revenue from these units.

Product sales
Product sales are primarily from our Japanese subsidiary.
Three Months: Revenue from product sales decreased $1.0 million for the three months ended June 30, 2009, or 95.5%, to less than $0.1 million, or approximately 0.7% of total revenues, from $1.1 million, or approximately 16.2% of total revenues for the three months ended June 30, 2008.
Six Months: Revenue from product sales decreased $0.9 million for the six months ended June 30, 2009, or 86.0%, to $0.2 million, or approximately 1.1% of total revenues, from $1.1 million, or approximately 9.4% of total revenues for the six months ended June 30, 2008.
The decrease in product revenues for the three and six months ended June 30, 2009 over the corresponding 2008 periods were due to the lower product sales by our Japanese subsidiary as a result of the current economic conditions impacting the heavy equipment sector.
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
Three Months: Costs of services increased by $1.2 million, or 54.7%, to $3.3 million for the three months ended June 30, 2009 from $2.1 million during the three months ended June 30, 2008. The increase is primarily due to a charge of $0.3 million from a satellite insurance policy that expired in June 2009 for the Coast Guard demonstration and quick-launch satellites and depreciation expense of $0.6 million primarily related to the Coast Guard demonstration satellite placed in service during the third quarter of 2008. As a percentage of service revenues, cost of services were 49.0% of service revenues for the three months ended June 30, 2009 compared to 37.0% for the three months ended June 30, 2008.
Six Months: Costs of services increased by $2.3 million, or 56.5%, to $6.5 million for the six months ended June 30, 2009 from $4.2 million during the six months ended June 30, 2008. The increase is primarily due to a charge of $0.3 million from a satellite insurance policy that expired in June 2009 for the Coast Guard demonstration and quick-launch satellites depreciation expense of $1.3 million primarily related to the Coast Guard demonstration satellite placed in service during the third quarter of 2008, network telecommunications costs to support higher service revenues of $0.3 million and the consolidation of ORBCOMM Japan of $0.4 million. As a percentage of service revenues, cost of services were 48.8% of service revenues for the six months ended June 30, 2009 compared to 39.2% for the six months ended June 30, 2008.
Costs of product sales
Costs of product sales include the purchase price of subscriber communicators, SIMS and shipping charges.
Three Months: Costs of product sales decreased by $0.5 million, or 93.5%, to less than $0.1 million for the three months ended June 30, 2009 from $0.6 million for the three months ended June 30, 2008.
Six Months: Costs of product sales decreased by $0.5 million, or 83.7%, to $0.1 million for the six months ended June 30, 2009 from $0.6 million for the six months ended June 30, 2008.
Costs of product sales decreased due to lower product sales by our Japanese subsidiary.
Selling, general and administrative expenses
Selling, general and administrative expenses relate primarily to compensation and associated expenses for employees in general management, sales and marketing and finance, legal expenses and regulatory matters.
Three Months: Selling, general and administrative expenses decreased by $0.8 million, or 14.9%, to $4.4 million for the three months ended June 30, 2009 from $5.2 million for the three months ended June 30, 2008. This decrease is primarily due to lower employee costs of $0.8 million and other operating expenses of $0.3 million, offset by an increase in bad debts of $0.1 million and $0.2 million of costs incurred in connection with our contested proxy.
Six Months: Selling, general and administrative expenses decreased by $0.4 million, or 4.1%, to $9.2 million for the six months ended June 30, 2009 from $9.6 million for the six months ended June 30, 2008. This decrease is primarily related to a decrease of $0.9 million in stock-based compensation. This decrease was offset primarily due to increases in expenses related to the consolidation of ORBCOMM Japan, $0.6 million of costs incurred in connection with our contested proxy and $0.1 million in legal fees related to the preparation of filing our satellite insurance claim.

Product development expenses
Product development expenses consist primarily of the expenses associated with the staff of our engineering development team, along with the cost of third parties that are contracted for specific development projects.
Three Months: Product development expenses for the three months ended June 30, 2009 and 2008 were $0.2 million.
Six Months: Product development expenses for the six months ended June 30, 2009 and 2008 were $0.3 million.
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
Impairment Charge — Satellite Network
In February 2009, one quick-launch satellite experienced a power system anomaly that subsequently resulted in a loss of contact with the satellite. The satellite was not recovered and we recorded a non-cash impairment charge to write off the cost of the satellite of $7.0 million during the six months ended June 30, 2009.
Other income (expense)
Other income (expense) is comprised primarily of interest income from our cash and cash equivalents that consists of U.S. Treasuries and interest bearing instruments, foreign exchange gains and losses and interest expense.
Three Months: Other income was $0.4 million for the three months ended June 30, 2009 compared to $0.3 million for the three months ended June 30, 2008.
Six Months: Other income was $0.3 million for the six months ended June 30, 2009 compared to $1.0 million for the six months ended June 30, 2008. This decrease is primarily due to lower invested cash balances and reduced interest rates. We expect that interest income will continue to decrease in future periods as cash is used for our capital expenditures, working capital purposes and to fund operating losses.
Pre-control earnings in subsidiary
Pre-control earnings in subsidiary are comprised of earnings prior to the change in control related to the acquisition of ORBCOMM Japan in June 2008.
For the three and six months ended June 30, 2008 the pre-control earnings of ORBCOMM Japan were $0.1 million.
Loss from continuing operations
Three Months: As a result of the items described above, we have a loss from continuing operations of $0.7 million for the three months ended June 30, 2009, compared to a loss from continuing operations of $0.6 million for the three months ended June 30, 2008, an increase of $0.1 million.
Six Months: As a result of the items described above, we have a loss from continuing operations of $9.4 million for the six months ended June 30, 2009, compared to a loss from continuing operations of $0.7 million for the six months ended June 30, 2008, an increase of $8.7 million.
Income (loss) from discontinued operations
Three Months: Income from discontinued operations for the three months ended June 30, 2009 was $0.4 million, compared to a loss of $0.4 million from discontinued operations for the three months ended June 30, 2008.
Six Months: Loss from discontinued operations for the six months ended June 30, 2009 was less than $0.1 million, compared to a loss of $0.7 million from discontinued operations for the six months ended June 30, 2008.
The improvement in income (loss) from discontinued operations for the three and six months ended June 30, 2009 over the comparable periods in 2008 was primarily related to the $0.8 million we received as settlement for GE’s obligation under the 2006 Agreement.

Noncontrolling interests
Noncontrolling interests relate to earnings of ORBCOMM Japan that are attributable to its minority shareholders.
Net loss attributable to ORBCOMM Inc.
Three Months: As a result of the items described above, the net loss attributable to our company narrowed to $0.4 million for the three months ended June 30, 2009, compared to a net loss of $1.0 million for the three months ended June 30, 2008, decreasing by $0.6 million, an improvement of 60%.
Six Months: As a result of the items described above, the net loss attributable to our company of $9.5 million for the six months ended June 30, 2009, compared to a net loss of $1.5 million for the six months ended June 30, 2008, an increase of $8.0 million.
Liquidity and Capital Resources
Overview
Our liquidity requirements arise from our working capital needs and to fund capital expenditures to support our current operations, and facilitate growth and expansion. Since our inception, we have financed our operations from sales of our common stock through public offerings and private placements of debt, convertible redeemable preferred stock, membership interests and common stock. We have incurred losses from operations since inception, including a net loss of $9.4 million for the six months ended June 30, 2009 and as of June 30, 2009 we have an accumulated deficit of approximately $77.5 million. As of June 30, 2009, our primary source of liquidity consisted of cash and cash equivalents totaling $62.9 million.
Operating activities
Cash provided by our operating activities of continuing operations for the six months ended June 30, 2009 was $1.4 million resulting from a loss from continuing operations of $9.4 million, offset by non-cash items including a $7.0 million impairment charge for one of our quick-launch satellites, $2.6 million for depreciation and amortization and $0.8 million for stock-based compensation. Working capital activities primarily consisted of a net source of cash of $0.9 million for a decrease in prepaid expenses and other assets primarily related to timing of expenses, offset by a net use of cash for an increase of $0.5 million in accounts receivable, primarily related to an increase in our revenues and the timing of collections.
Cash provided by our operating activities of continuing operations for the six months ended June 30, 2008 was $3.9 million resulting from a loss from continuing operations of $0.7 million, offset by non-cash items of $1.3 million for depreciation and amortization and $1.8 million for stock-based compensation, including a $0.9 million non-cash gain primarily related to obtaining our 51% interest in ORBCOMM Japan and a $0.3 million reduction of expenses due to expiration of an asset purchase option. Working capital activities primarily consisted of net sources of cash of $0.8 million for a decrease in prepaid expenses and other assets primarily related to timing of expenses and a $1.0 million increase in deferred revenue primarily related to an increase in the number of billable subscriber communicators activated on the ORBCOMM system.
Cash provided by our operating activities of discontinued operations for the six months ended June 30, 2009 was $0.6 million resulting from a loss from discontinued operations of less than $0.l million, offset by $0.6 million of cash generated from working capital.
Cash used in our operating activities of discontinued operations for the six months ended June 30, 2008 was $0.9 million resulting from a loss from discontinued operations of $0.7 million, offset by $0.6 million of cash generated from working capital.
Investing activities
Cash used in our investing activities of continuing operations for the six months ended June 30, 2009 was $14.1 million, resulting from capital expenditures of $0.9 million for the Coast Guard demonstration satellite and quick-launch satellites and $12.2 million for next-generation satellites and $1.0 million of improvements to our internal infrastructure and ground segment.
Cash used in our investing activities of continuing operations for the six months ended June 30, 2008 was $19.5 million, resulting from capital expenditures of $14.2 million and an increase of $5.7 million to restricted cash as collateral for a performance bond in connection with obtaining FCC authorization to construct, launch and operate an additional twenty-four next-generation satellites and the Orbital Sciences procurement agreement for the quick-launch satellites. Capital expenditures included $13.9 million for the Coast Guard demonstration satellite, quick-launch and next-generation satellites and $0.3 million of improvements to our internal infrastructure and ground segment.
Cash used in our investing activities of our discontinued operations for the six months ended June 30, 2009 and June 30, 2008 was less than $0.1 million and $0.2 million, respectively.

Financing activities
For the six months ended June 30, 2009, we did not have any cash flows from financing activities of continuing operations.
Cash provided by our financing activities of continuing operations for the six months ended June 30, 2008 was $0.3 million resulting primarily from proceeds received from the issuance of an aggregate of 92,656 shares of common stock upon the exercise of warrants and stock options to purchase common stock at per share exercise prices ranging from $2.33 to $4.26.
Future Liquidity and Capital Resource Requirements
We expect cash flows from continuing operating activities, along with our existing cash and cash equivalents will be sufficient to provide working capital and fund capital expenditures, which primarily includes milestone payments under the procurement agreement for the next-generation satellites. For the remainder of 2009, we expect to incur approximately $15.2 million of capital expenditures primarily for our next-generation satellites.
Contractual Obligations
There have been no material changes in our contractual obligations as of June 30, 2009, as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.
Off-Balance Sheet Arrangements
We have no material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.
Recent accounting pronouncements
In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), (“SFAS . 167”). SFAS 167 amends FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, (FIN 46(R) to require an enterprise to qualitatively assess the determination of the primary beneficiary of a variable interest entity (“VIE”) based on whether the entity (1) has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (2) has the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. Also, SFAS 167 requires an ongoing reconsideration of the primary beneficiary, and amends the events that trigger a reassessment of whether an entity is a VIE. Enhanced disclosures are also required to provide information about an enterprise’s involvement in a VIE. SFAS 167 will be effective for us on January 1, 2010. We are currently evaluating the impact of adopting SFAS 167 on our consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risks
There has been no material changes in our assessment of our sensitivity to market risk as of June 30, 2009, as previously disclosed in Part II, Item 7A “Quantitative and Qualitative Disclosures about Market Risks” in our Annual Report on Form 10-K for the year ended December 31, 2008.
Concentration of credit risk
The following table presents customers with revenues greater than 10% of our consolidated total revenues for the periods shown:

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
General Electric Company	16.4%	17.1%	16.7%	20.8%
Caterpillar Inc.	16.7%	11.1%	16.1%	11.6%
Komatsu Ltd.,	11.2%	—	11.0%	—
Hitachi Construction Machinery Co., Ltd.,	—	19.1%	—	12.9%
Item 4. Disclosure Controls and Procedures
Evaluation of the Company’s disclosure controls and procedures. The Company’s management evaluated, with the participation of the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2009. Based on their evaluation, the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2009.
Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
We discuss certain pending legal proceedings in Note 16 to the condensed consolidated financial statements and refer you to that discussion for important information concerning those legal proceedings, including the basis for such actions and relief sought.
Item 1A. Risk Factors
There have been no material changes in the risk factors as of June 30, 2009, as previously disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Use of Proceeds from Initial Public Offering
On November 2, 2006, the SEC declared effective our Registration Statement on Form S-1 (Registration No. 333-134088), relating to our initial public offering. After deducting underwriters’ discounts and commissions and other offering costs, our net proceeds were approximately $68.3 million. As of June 30, 2009 we have used all of the net proceeds from our initial public offering for working capital and capital expenditures, primarily related to the deployment of additional satellites, which was comprised of our quick-launch and next-generation satellites.
Exercise of Warrants
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
At our annual meeting of shareholders on May 6, 2009, the following three proposals were voted on and approved:
Proposal 1 (To elect three Class II directors to three-year terms expiring at the 2012 annual meeting of shareholders.)

	Votes For	Votes Witheld
Jerome B. Eisenberg	30,028,929	584,932
Marco Fuchs	30,039,996	573,865
Proposal 2 (To ratify the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009.)

For	Against	Abstain
31,277,854	70,465	22,256
Proposal 3 (To declassify the Board of Directors.)

For	Against	Abstain
13,361,970	17,236,782	82,675
Item 5. Other Information — Material Impairments
One quick-launch satellite that was launched on June 19, 2008 with five other satellites in our quick-launch and Coast Guard Demonstration satellite programs experienced a communications failure. On July 31, 2009, the satellite with lower than expected subscriber transmission power experienced a gateway transmitter anomaly that resulted in a loss of contact with the satellite by our ground control systems. KB Polyot-Joint Stock Company, a provider of sub-contracting services to OHB, has been able to connect to the satellite through the back-up command and control system. Telemetry from this back-up system has indicated the satellite bus is functioning as it was prior to the occurrence of this anomaly. We are using this back-up system to send commands to the payload in an attempt to recover the gateway transmitter but these commands have not corrected the anomaly. After consultations with our engineers, we believe that the gateway transmitter will not be recovered, resulting in an inability to provide ORBCOMM messaging and AIS data services by this satellite. We are still conducting post-loss data analysis to better understand the causes of the gateway downlink anomaly and resulting loss of communication capability of this satellite.
On August 7, 2009, we decided it is unlikely the satellite will be recovered and that an impairment charge should be recognized in the quarter ending September 30, 2009 with respect to the satellite that suffered the gateway transmitter failure. We believe that it is unlikely that the satellite will be recovered, leading to the conclusion of the impairment. Accordingly, we estimate that a non-cash impairment charge for the cost of the satellite of approximately $7.1 million will be reflected in our condensed consolidated financial statements in the quarter ending September 30, 2009. No amount of this impairment charge represents a cash expenditure and we do not expect that any amount of this impairment charge will result in any future cash expenditures.
On August 7, 2009, a second quick-launch satellite experienced a power system anomaly which resulted in loss of contact with the satellite by our ground control systems and KB Polyot’s back-up command and control systems. Both control centers continue to send commands to the spacecraft in an attempt to recover from the power system anomaly. In the event that we are unable to recover the satellite, we may have to take a non-cash impairment charge for the carrying value of this satellite in the quarter ending September 30, 2009.
We have in-orbit insurance that under certain circumstances during the coverage period that ended June 19, 2009 covers the total loss or constructive total loss of the Coast Guard Demonstration and five quick-launch satellites. Under the terms of the policy, a satellite that does not meet the working satellite criteria constitutes a constructive total loss of that satellite for insurance purposes. The in-orbit insurance is subject to certain exclusions including a deductible under which no claim is payable under the policy for the first satellite to suffer a constructive total loss or total loss.
We have filed a claim under the policy for all six satellites as either a total loss or constructive total loss. The total loss claim is for the one satellite that suffered a power system failure resulting in loss of contact, and the constructive total loss claim for each of the other five satellites is on the basis that these satellites do not meet the working satellite criteria stated in the policy due to, among other anomalies, the pointing errors described under “Overview” in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations. The maximum amount recoverable by us under the policy from third party insurers for all six satellites covered by the policy is $50 million, which includes the one-satellite deductible described above, and less any salvage value that can be established.
Item 6. Exhibits

*10.1	Termination agreement dated April 3, 2009 between Stellar Satellite Communications Ltd. and GE Asset Intelligence, LLC.

*10.2	Services agreement dated April 3, 2009 between ORBCOMM LLC and GE Asset Intelligence, LLC.

10.3	Settlement agreement dated April 3, 2009 among ORBCOMM Inc., ORBCOMM LLC and Stellar Satellite Communication Ltd. and GE Asset Intelligence LLC.

31.1	Certification of President and Chief Executive Officer required by Rule 13a-14(a).

31.2	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a).

32.1	Certification of President and Chief Executive Officer required by Rule 13a-14(b) and 18 U.S.C. Section 1350.

32.2	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(b) and 18 U.S.C. Section 1350.

*	Portions of this exhibit have been omitted and filed separately with the Office of the Secretary of the Securities and Exchange Commission pursuant to a confidential treatment request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORBCOMM Inc.
(Registrant)

Date: August 10, 2009	/s/ Marc J. Eisenberg Marc J. Eisenberg,
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2009	/s/ Robert G. Costantini Robert G. Costantini,
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
No.	Description

*10.1	Termination agreement dated April 3, 2009 between Stellar Satellite Communications Ltd. and GE Asset Intelligence, LLC.

*10.2	Services agreement dated April 3, 2009 between ORBCOMM LLC and GE Asset Intelligence, LLC.

10.3	Settlement agreement dated April 3, 2009 among ORBCOMM Inc., ORBCOMM LLC and Stellar Satellite Communication Ltd. and GE Asset Intelligence LLC.

31.1	Certification of Chief Executive Officer and President required by Rule 13a-14(a).

31.2	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a).

32.1	Certification of Chief Executive Officer and President required by Rule 13a-14(b) and 18 U.S.C. Section 1350.

32.2	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(b) and 18 U.S.C. Section 1350.

*	Portions of this exhibit have been omitted and filed separately with the Office of the Secretary of the Securities and Exchange Commission pursuant to a confidential treatment request.