Form 10-Q
period 2009-09-30
ORBCOMM Inc.
filed 2009-11-09
CIK 1361983

United States Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock as of November 5, 2009 is 42,455,531.

ORBCOMM Inc.
Index

ORBCOMM Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(Unaudited)

	September 30,	December 31,
	2009	2008
ASSETS

Current assets:
Cash and cash equivalents	$52,216	$75,370
Restricted cash	3,000	2,000
Accounts receivable, net of allowances for doubtful accounts of $584 and $101	3,516	3,412
Inventories	90	158
Receivables from insurance recoveries	31,354	2,450
Prepaid expenses and other current assets	899	1,690
Current assets held for sale	1,247	1,621

Total current assets	92,322	86,701

Satellite network and other equipment, net	73,921	92,772
Intangible assets, net	2,972	4,086
Restricted cash	2,980	3,680
Other assets	1,358	1,484
Long term assets held for sale	2,427	2,644

Total assets	$175,980	$191,367

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$3,067	$8,428
Accrued liabilities	7,334	7,168
Current portion of deferred revenue	3,792	3,543
Current liabilities related to assets held for sale	454	326

Total current liabilities	14,647	19,465
Note payable — related party	1,400	1,244
Deferred revenue, net of current portion	6,652	7,607

Total liabilities	22,699	28,316

Commitments and contingencies

Equity:
ORBCOMM Inc. stockholders’ equity
Common stock, par value $0.001; 250,000,000 shares authorized; 42,455,531 and 42,101,834 shares issued and outstanding	42	42
Additional paid-in capital	230,150	229,001
Accumulated other comprehensive income	17	381
Accumulated deficit	(78,710)	(67,976)

Total ORBCOMM Inc. stockholders’ equity	151,499	161,448
Noncontrolling interests in ORBCOMM Japan	1,782	1,603

Total equity	153,281	163,051

Total liabilities and equity	$175,980	$191,367

See notes to condensed consolidated financial statements.

ORBCOMM Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues:
Service revenues	$6,939	$6,336	$20,281	$16,948
Product sales	92	1,194	247	2,300

Total revenues	7,031	7,530	20,528	19,248

Costs and expenses (1):
Costs of services	10,796	2,624	17,309	6,786
Costs of product sales	42	801	138	1,392
Selling, general and administrative	3,609	4,570	12,810	14,162
Product development	191	187	532	459
Gain on customer claims settlements	—	(125)	—	(1,368)
Impairment charge-satellite network	21,859	—	28,904	—
Insurance recovery-satellite network	(28,904)	—	(28,904)	—

Total costs and expenses	7,593	8,057	30,789	21,431

Loss from operations	(562)	(527)	(10,261)	(2,183)

Other income (expense):
Interest income	7	375	71	1,497
Other income (expense)	(115)	(259)	224	(236)
Interest expense	(48)	(48)	(144)	(146)

Total other income (expense)	(156)	68	151	1,115

Loss from continuing operations before pre-control earnings of consolidated subsidiary	(718)	(459)	(10,110)	(1,068)

Less: Pre-control earnings of consolidated subsidiary	—	—	—	128

Loss from continuing operations	(718)	(459)	(10,110)	(1,196)

Loss from discontinued operations	(489)	(353)	(529)	(1,088)

Net loss	(1,207)	(812)	(10,639)	(2,284)

Less: Net income attributable to the noncontrolling interests	30	189	95	230

Net loss attributable to ORBCOMM Inc.	$(1,237)	$(1,001)	$(10,734)	$(2,514)

Net loss attributable to ORBCOMM Inc.:
Loss from continuing operations	$(748)	$(648)	$(10,205)	$(1,426)
Loss from discontinued operations	(489)	(353)	(529)	(1,088)

Net loss attributable to ORBCOMM Inc.	$(1,237)	$(1,001)	$(10,734)	$(2,514)

Per share information-basic and diluted:
Loss from continuing operations	$(0.02)	$(0.01)	$(0.24)	$(0.03)
Loss from discontinued operations	(0.01)	(0.01)	(0.01)	(0.03)

Net loss attributable to ORBCOMM Inc.	$(0.03)	$(0.02)	$(0.25)	$(0.06)

Weighted average common shares outstanding:
Basic and diluted	42,442	42,070	42,386	41,945

(1) Stock-based compensation included in costs and expenses:
Costs of services	$14	$22	$48	$71
Selling, general and administrative	336	852	1,093	2,557
Product development	—	12	8	42

	$350	$886	$1,149	$2,670

See notes to condensed consolidated financial statements.

ORBCOMM Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine months ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(10,639)	$(2,284)
Adjustments to reconcile net loss to net cash provided by operating activities:
Change in allowance for doubtful accounts	475	(162)
Depreciation and amortization	11,463	2,160
Accretion on note payable — related party	98	98
Stock-based compensation	1,149	2,670
Foreign exchange (gains) losses	(223)	243
Non-cash portion of gain on customer claims settlements	—	(882)
Pre-control earnings of consolidated subsidiary	—	128
Expiration of gateway purchase option	—	(325)
Impairment charge-satellite network	28,904	—
Insurance recovery receivable-satellite network	(28,904)	—
Changes in operating assets and liabilities:
Accounts receivable	(457)	870
Inventories	66	28
Prepaid expenses and other assets	855	153
Accounts payable and accrued liabilities	304	1,080
Deferred revenue	(707)	924

Net cash provided by operating activities of continuing operations	2,384	4,701
Net cash provided by (used in) operating activities of discontinued operations	927	(150)

Net cash provided by operating activities	3,311	4,551

Cash flows from investing activities:
Capital expenditures	(25,825)	(26,503)
Change in restricted cash	(300)	(5,680)
Cash from the step acquisition of subsidiary	—	366

Net cash used in investing activities of continuing operations	(26,125)	(31,817)
Net cash used in investing activities of discontinued operations	(208)	(244)

Net cash used in investing activities	(26,333)	(32,061)

Cash flows from financing activities:
Proceeds from exercise of warrants and options	—	322
Payment of offering costs in connection with secondary public offering	—	(40)

Net cash provided by financing activities from continuing operations	—	282

Net cash provided by financing activities	—	282

Effect of exchange rate changes on cash and cash equivalents	(132)	112

Net decrease in cash and cash equivalents	(23,154)	(27,116)

Cash and cash equivalents:
Beginning of period	75,370	115,587

End of period	$52,216	$88,471

Supplemental cash flow disclosures:
Non cash investing activities —
Capital expenditures incurred not yet paid	$1,138	$12,562

Stock-based compensation included in capital expenditures	$—	$40

Net assets from step acquisition of subsidiary	$—	$1,363

Asset basis adjustment due to expiration of gateway purchase option	$—	$161

Gateway received in settlement of long-term receivable	$—	$230

See notes to condensed consolidated financial statements.

ORBCOMM Inc.
Condensed Consolidated Statements of Equity
Nine months ended September 30, 2009 and 2008
(in thousands, except share data)
(Unaudited)

				Accumulated		Noncontrolling
			Additional	other		interests
	Common stock		paid-in	comprehensive	Accumulated	in ORBCOMM	Total
	Shares	Amount	capital	income	deficit	Japan	equity

Balances, January 1, 2009	42,101,834	$42	$229,001	$381	$(67,976)	$1,603	$163,051
Vesting of restricted stock units	353,697	—	—	—	—	—	—
Stock-based compensation	—	—	1,149	—	—	—	1,149
Net income (loss)	—	—	—	—	(10,734)	95	(10,639)
Cumulative translation adjustment	—	—	—	(364)		84	(280)

Balances, September 30, 2009	42,455,531	$42	$230,150	$17	$(78,710)	$1,782	$153,281

Balances, January 1, 2008	41,658,066	$42	$224,899	$(656)	$(63,436)	$—	$160,849
Exercise of warrants and options	179,765		322				322
Vesting of restricted stock units	253,487	—	—	—	—	—	—
Stock-based compensation	—	—	2,758	—	—	—	2,758
Non-controlling interest of acquired subsidiary	—	—	—			847	847
Net income (loss)	—	—	—	—	(2,514)	358	(2,156)
Cumulative translation adjustment	—	—	—	129	—	—	129

Balances, September 30, 2008	42,091,318	$42	$227,979	$(527)	$(65,950)	$1,205	$162,749

See notes to condensed consolidated financial statements.

ORBCOMM INC.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts)
(unaudited)
1. Overview
ORBCOMM Inc. (“ORBCOMM” or the “Company”), a Delaware corporation, is a satellite-based data communications company that operates a two-way global wireless data messaging system optimized for narrowband data communication. The Company also provides terrestrial-based cellular communication services through reseller agreements with major cellular wireless providers. The Company provides services through a constellation of 29 owned and operated low-Earth orbit satellites and accompanying ground infrastructure through which small, low power, fixed or mobile satellite subscriber communicators (“Communicators”) and cellular wireless subscriber identity modules, or SIMS, connected to the cellular wireless providers’ networks, that can be connected to other public or private networks, including the Internet (collectively, the “ORBCOMM System”). The ORBCOMM System is designed to enable businesses and government agencies to track, monitor, control and communicate with fixed and mobile assets.
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
In the opinion of management, the financial statements as of September 30, 2009 and for the three and nine-month periods ended September 30, 2009 and 2008 include all adjustments (including normal recurring accruals) necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.
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
Investments in entities over which the Company has the ability to exercise significant influence but does not have a controlling interest are accounted for under the equity method of accounting. The Company considers several factors in determining whether it has the ability to exercise significant influence with respect to investments, including, but not limited to, direct and indirect ownership level in the voting securities, active participation on the board of directors, approval of operating and budgeting decisions and other participatory and protective rights. Under the equity method, the Company’s proportionate share of the net income or loss of such investee is reflected in the Company’s consolidated results of operations. Although the Company owns interests in companies that it accounts for pursuant to the equity method, the investments in those entities had no carrying value as of September 30, 2009 and December 31, 2008. The Company has no guarantees or other funding obligations to those entities. The Company had no equity or losses of those investees for the three and nine months ended September 30, 2009 and the Company’s equity in the earnings or losses of those investees for the three and nine months ended September 30, 2008 was not significant.
Non-controlling interests in companies are accounted for by the cost method where the Company does not exercise significant influence over the investee. The Company’s other cost basis investments had no carrying value as of September 30, 2009 and December 31, 2008.

The Company has incurred losses from inception and as of September 30, 2009, the Company has an accumulated deficit of $78,710. As of September 30, 2009, the Company’s primary source of liquidity consisted of cash and cash equivalents, which the Company believes will be sufficient to provide working capital and milestone payments for its next-generation satellites for at least the next twelve months.
Fair Value of Financial instruments
The carrying value of the Company’s financial instruments, including cash, accounts receivable, accounts payable and accrued expenses approximated their fair value due to the short-term nature of these items. The fair value of the Note payable-related party is de minimis.
Concentration of Credit Risk
The following table presents customers with revenues greater than 10% of the Company’s consolidated total revenues for the periods shown:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
General Electric Company	17.0%	18.5%	16.8%	19.9%
Caterpillar Inc.	17.0%	12.1%	16.4%	11.8%
Komatsu Ltd.	11.1%	—	11.0%	—
Hitachi Construction Machinery Co., Ltd.	—	16.2%	—	13.9%
The following table presents customers with accounts receivable greater than 10% of the Company’s consolidated accounts receivable for the periods shown:

	September 30,	December 31,
	2009	2008
General Electric Company	13.3%	16.2%
Hitachi Construction Machinery Co., Ltd.	—	16.6%
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
At September 30, 2009, assets held for sale include $1,719 of long-term inventory of which $332 is component parts held at the manufacturing facility of Stellar Satellite Communications, Ltd's (“Stellar”) principal supplier (See Note 3).

Income taxes
As of September 30, 2009, the Company had unrecognized tax benefits of $775. There were no changes to the Company’s unrecognized tax benefits during the three and nine months ended September 30, 2009. The Company is subject to U.S. federal and state examinations by tax authorities from 2005. The Company does not expect any significant changes to its unrecognized tax positions during the next twelve months.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were recognized during the three and nine months ended September 30, 2009.
A valuation allowance has been provided for all of the Company’s deferred tax assets because it is more likely than not that the Company will not recognize the tax benefits of these deferred tax assets.
Accounting Pronouncements
Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles-Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied to non-governmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretative releases of the SEC under authority of Federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of new Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions in the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.
Effective January 1, 2009, the Company adopted FASB ASC Topic 805, Business Combinations (“ASC 805”). ASC 805 establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree. ASC 805 also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination. The Company will apply ASC 805 prospectively to any business combinations completed after January 1, 2009.
In April 2009, the FASB issued updated guidance related to business combinations, which is included in the Codification in ASC 805-20, Business Combinations-Identifiable Assets, Liabilities and Any Non Controlling Interest, (“ASC 805-20”). ASC 805-20 amends and clarifies ASC 805 to address application issues regarding the initial recognition and measurement, subsequent measurement and accounting and disclosures of assets and liabilities arising from contingencies in a business combination. In circumstances where the acquisition-date fair value for a contingency cannot be determined during the measurement period and it is concluded that it is probable that an assets or liability exists as of the acquisition date and the amount can be reasonably estimated, a contingency is recognized as of the acquisition date based on the estimated amount. The Company will apply ASC 805-20 prospectively to any business combinations completed after January 1, 2009.

Effective January 1, 2009, the Company adopted FASB ASC 810-10-45, Consolidation Topic, (“ASC 810-10-45”) which revised the accounting treatment for noncontrolling interests of partially owned subsidiaries. The adoption of ASC 810-10-45 has resulted in the reclassification of amounts previously attributable to minority interest (now referred to as noncontrolling interest) to a separate component of equity in the accompanying condensed consolidated balance sheets. Additionally, net income attributable to noncontrolling interests is shown separately from net loss in the accompanying condensed consolidated statements of operations. The prior periods presented have also been reclassified to conform to the current classification as required by ASC 810-10-45. These reclassifications have no effect on the Company’s previously reported net loss per common share.
Effective January 1, 2008, the Company adopted FASB ASC 820-10, Fair Value Measurements and Disclosures-Overall (“ASC 820-10”), to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles and expand disclosures about fair value measurements except with respect to its non-financial assets and liabilities. ASC 820-10 requires quantitative disclosures using a tabular format in all periods (interim and annual) and qualitative disclosures about the valuation techniques used to measure fair value in all annual periods. On January 1, 2009, the Company adopted ASC 820-10 for its non-financial assets and liabilities. The adoption of ASC 820-10 did not have material impact on the Company’s consolidated financial statements.
In April 2009, the Company adopted the FASB ASC 825-10-65, Financial Instruments-Overall- Transition and Open Effective Date Information (“ASC 825-10-65”). ASC 825-10-65 amends ASC 825-10 to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this Topic, fair values for these assets and liabilities were only disclosed annually. It also amends ASC 270-10, Interim Reporting, to require those disclosures in all interim financial statements. The required disclosures are included in “Fair Value of Financial Instruments” above.
Effective April 1, 2009, the Company adopted FASB ASC 855-10, Subsequent Events-Overall (“ASC 855-10”). ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. Specifically, ASC 855-10 provides guidance regarding the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company evaluated all events or transactions that occurred after September 30, 2009 through November 9, 2009, the date these financial statements were issued. In Note 16, the Company disclosed on November 2, 2009 that the United States District Court for the District of New Jersey approved the settlement of the class action lawsuit.
In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), (“SFAS 167”), which has not yet been integrated into the Codification. Accordingly, this accounting standard will remain authoritative until integrated. SFAS 167 amends FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, (FIN 46(R) to require an enterprise to qualitatively assess the determination of the primary beneficiary of a variable interest entity (“VIE”) based on whether the entity (1) has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (2) has the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. Also, SFAS 167 requires an ongoing reconsideration of the primary beneficiary, and amends the events that trigger a reassessment of whether an entity is a VIE. Enhanced disclosures are also required to provide information about an enterprise’s involvement in a VIE. SFAS 167 will be effective for the Company on January 1, 2010. The Company is currently evaluating the impact of adopting SFAS 167 on its consolidated financial statements.

In October 2009, FASB issued ASU No. 2009-13, Revenue Recognition FASB Topic ASC 605-25 (“ASC 605-25”), Multiple Deliverable Revenue Arrangements (a Consensus of the FASB EITF). ASU No. 2009-13 modifies ASC 605-25, Revenue Recognition – Multiple-Element Arrangements (formerly EITF 00-21). ASU No. 2009-13 requires an entity to allocate the revenue at the inception of an arrangement to all of its deliverables based on their relative selling prices. This guidance eliminates the residual method of allocation of revenue in multiple deliverable arrangements and requires the allocation of revenue based on the relative-selling-price method. The determination of the selling price for each deliverable requires the use of a hierarchy designed to maximize the use of available objective evidence including, vendor-specific objective evidence of fair value (VSOE), third party evidence of selling price (TPE), or estimated selling price (ESP). ASU No. 2009-13 will be effective for the Company on January 1, 2011 and early adoption is allowed and may be adopted either under the prospective method, whereby all revenue arrangements entered into, or materially modified after the effective date or under the retrospective application to all revenue arrangements for all periods presented. The Company may elect to adopt ASU No. 2009-13 prior to January 1, 2011 under the prospective method but must adjust the revenue of prior reported periods such that all new revenue arrangements entered into, or materially modified, during the fiscal year of adoption are accounted for under this guidance. The Company is currently evaluating the impact of adopting ASC No. 2009-13 on its consolidated financial statements.
3. Discontinued Operations
The Company is focused on continuing the growth and expansion of its network services business and is discussing with interested parties about a sale of its subsidiary, Stellar. The GE Settlement Agreement discussed below and the Services Agreement (See Note 17) provide the Company with the ability to dispose of Stellar without disrupting ORBCOMM’s growth prospects with GE Asset Intelligence, LLC (“GE”) allowing the Company to concentrate its resources on its service-based data communications business. Beginning in the second quarter of 2009, the Company classified the assets and liabilities of Stellar as assets held for sale in its condensed consolidated balance sheets and Stellar’s results of operations as discontinued operations in its condensed consolidated statements of operations for the periods presented. The Company expects to complete a sale of Stellar during 2010.
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
Pursuant to the Settlement Agreement, the Company received $800 as settlement for GE’s obligation under the 2006 Agreement. GE did not purchase its minimum committed volumes for 2007 and 2008. For the nine months ended September 30, 2009, the Company recognized a gain on settlement of $800, which is recorded in discontinued operations.
The Company and GE terminated the 2006 Agreement and all their respective obligations relating to it, and released each other from any claims relating to their obligations arising under the 2006 Agreement, except for certain obligations related to warranties, indemnities, confidentiality and intellectual property.

A summary of discontinued operations for the three and nine months ended September 30, 2009 and 2008 is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues- Product sales	$346	$439	$1,355	$2,324

Loss from discontinued operations	$(489)	$(353)	$(529)	$(1,088)

As of September 30, 2009 and December 31, 2008, the major classes of assets and liabilities of Stellar held for sale were as follows:

	September 30,	December 31,
	2009	2008

Accounts receivable, net	$100	$338
Inventories, current	1,108	1,263
Current assets	1,247	1,621
Other equipment, net	708	518
Inventories, long term	1,719	2,126
Current liabilities	454	326
As of September 30, 2009, the assets held for sale are reported at the lower of cost or estimated fair value less costs to sell and are no longer being depreciated.
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

As the 51% interest in ORBCOMM Japan was acquired in two transactions during 2008, the Company has accounted for this transaction using the step acquisition method. The Company consolidated ORBCOMM Japan’s results of operations as though the controlling interest was acquired on April 1, 2008. For the nine months ended September 30, 2008, the Company deducted from continuing operations in its consolidated statement of operations $128 of the pre-control earnings of ORBCOMM Japan from the termination of the noncontrolling stockholder’s substantive participatory rights on June 9, 2008 and a noncontrolling interest for the 49% interest in the income of ORBCOMM Japan attributable to the noncontrolling stockholder’s for the period after change in control.
5. Comprehensive Loss
The components of comprehensive loss are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Net loss	$(1,237)	$(1,001)	$(10,734)	$(2,514)
Foreign currency translation adjustment	269	280	(280)	129

Comprehensive loss	(968)	(721)	(11,014)	(2,385)
Comprehensive loss attributable to noncontrolling interests	(169)	—	(84)	—

Comprehensive loss attributable to ORBCOMM Inc.	$(1,137)	$(721)	$(11,098)	$(2,385)

6. Stock-based Compensation
The Company’s share-based compensation plans consist of its 2006 Long-Term Incentives Plan (the “2006 LTIP”) and its 2004 Stock Option Plan. As of September 30, 2009, there were 2,045,761 shares available for grant under the 2006 LTIP and no shares available for grant under the 2004 Stock Option Plan.
For the three months ended September 30, 2009 and 2008, the Company recorded stock-based compensation expense in continuing operations of $350 and $886, respectively. For the nine months ended September 30, 2009 and 2008, the Company recorded stock-based compensation expense in continuing operations of $1,149 and $2,670, respectively. The Company’s stock-based compensation expense in discontinued operations was not significant for the three and nine months ended September 30, 2009 and 2008. The components of the Company’s stock-based compensation expense are presented below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008

Stock options	$—	$24	$24	$72
Restricted stock units	122	594	421	1,969
Stock appreciation rights	228	268	704	629

Total	$350	$886	$1,149	$2,670

As of September 30, 2009, the Company had an aggregate of $1,770 of unrecognized compensation costs for all share-based payment arrangements.
Time-Based Restricted Stock Units
During the nine months ended September 30, 2009, the Company granted 147,420 time-based RSUs. These RSUs vest over various periods through July 2012.

A summary of the Company’s time-based RSUs for the nine months ended September 30, 2009 is as follows:

		Weighted-Average Grant
	Shares	Date Fair Value
Balance at January 1, 2009	342,184	$8.21
Granted	147,420	1.68
Vested	(220,851)	9.62
Forfeited or expired	—	—

Balance at September 30, 2009	268,753	$3.46

For the three months ended September 30, 2009 and 2008, the Company recorded stock-based compensation expense of $122 and $560 related to the time-based RSUs, respectively. For the nine months ended September 30, 2009 and 2008, the Company recorded stock-based compensation expense of $336 and $1,610 related to the time-based RSUs, respectively. As of September 30, 2009, $629 of total unrecognized compensation cost related to the time-based RSUs granted is expected to be recognized through July 2012.
The fair value of the time-based RSU awards granted in 2009 is based upon the closing stock price of the Company’s common stock on the date of grant.
Performance-Based Restricted Stock Units
A summary of the Company’s performance-based RSUs for the nine months ended September 30, 2009 is as follows:

		Weighted-Average Grant
	Shares	Date Fair Value
Balance at January 1, 2009	131,129	$4.85
Granted	—	—
Vested	(91,242)	4.81
Forfeited or expired	(39,887)	5.11

Balance at September 30, 2009	—	$—

For the three months ended September 30, 2009 and 2008, the Company recorded stock-based compensation expense of nil and $34 related to the performance-based RSUs, respectively. For the nine months ended September 30, 2009 and 2008, the Company recorded stock-based compensation of $85 and $359 related to the performance-based RSUs, respectively. As of September 30, 2009, there was no unrecognized compensation costs related to the performance-based RSUs.
Time-Based Stock Appreciation Rights
During the nine months ended September 30, 2009, the Company granted 25,000 time-based SARs. These SARS vest over various periods through February 2012. The weighted-average grant date fair value of these time-based SARs was $0.91 per share.

A summary of the Company’s time-based SARs for the nine months ended September 30, 2009 is as follows:

			Weighted-Average
			Remaining	Aggregate
	Number of	Weighted-Average	Contractual	Intrinsic Value
	Shares	Exercise Price	Term (years)	(In thousands)
Outstanding at January 1, 2009	1,141,667	$5.31
Granted	25,000	1.70
Forfeited or expired	—	—

Outstanding at September 30, 2009	1,166,667	$5.23	8.43	$26

Exercisable at September 30, 2009	351,667	$6.11	8.22	$—

Vested and expected to vest at September 30, 2009	1,166,667	$5.23	8.43	$26

For the three months ended September 30, 2009 and 2008, the Company recorded stock-based compensation expense of $228 and $246 relating to the time-based SARs, respectively. For the nine months ended September 30, 2009 and 2008, the Company recorded stock-based compensation of $675 and $523 relating to the time-based SARs, respectively. As of September 30, 2009, $1,141 of total unrecognized compensation cost related to the time-based SARs is expected to be recognized through February 2012.
Performance-Based Stock Appreciation Rights
A summary of the Company’s performance-based SARs for the nine months ended September 30, 2009 is as follows:

			Weighted-Average
			Remaining	Aggregate
	Number of	Weighted-Average	Contractual	Intrinsic Value
	Shares	Exercise Price	Term (years)	(In thousands)
Outstanding at January 1, 2009	291,899	$10.35
Granted	—	—
Forfeited or expired	(41,753)	9.34

Outstanding at September 30, 2009	250,146	$10.52	7.70	$—

Exercisable at September 30, 2009	250,146	$10.52	7.70	$—

Vested and expected to vest at September 30, 2009	250,146	$10.52	7.70	$—

For the three months ended September 30, 2009 and 2008, the Company recorded stock-based compensation expense of nil and $22 relating to the performance-based SARs, respectively. For the nine months ended September 30, 2009 and 2008, the Company recorded stock-based compensation expense of $29 and $106 relating to the performance-based SARs, respectively. As of September 30, 2009, there was no unrecognized compensation cost related to the performance-based SARs.

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

	Nine months ended
	September 30,
	2009	2008
Risk-free interest rate	2.34%	2.50% to 2.67%
Expected life (years)	6.00	5.50 to 6.00
Estimated volatility factor	55.03%	43.98%
Expected dividends	None	None
2004 Stock Option Plan
A summary of the status of the Company’s stock options as of September 30, 2009 is as follows:

			Weighted-Average
			Remaining	Aggregate
	Number of	Weighted-Average	Contractual	Intrinsic Value
	Shares	Exercise Price	Term (years)	(In thousands)
Outstanding at January 1, 2009	782,079	$2.98
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—

Outstanding at September 30, 2009	782,079	$2.98	4.42	$160

Exercisable at September 30, 2009	782,079	$2.98	4.42	$160

Vested and expected to vest at September 30, 2009	782,079	$2.98	4.42	$160

7. Net Loss per Common Share
Basic net loss per common share is calculated by dividing net loss attributable to ORBCOMM Inc. by the weighted-average number of common shares outstanding for the period. Diluted net loss per common share is the same as basic net loss per common share, because potentially dilutive securities such as RSUs, SARs, stock options and stock warrants would have an antidilutive effect as the Company incurred a net loss for the three and nine months ended September 30, 2009 and 2008.
The potentially dilutive securities excluded from the determination of diluted loss per share, as their effect is antidilutive, are as follows:

	Nine months ended
	September 30,
	2009	2008
Common stock warrants	—	285,410
Stock options	782,079	782,079
RSUs	268,753	477,991
SARs	1,416,813	1,418,566

	2,467,645	2,964,046

8. Satellite Network and Other Equipment
Satellite network and other equipment consisted of the following:

	Useful life	September 30,	December 31,
	(years)	2009	2008
Land		$381	$381
Satellite network	3 months–10	27,634	21,290
Capitalized software	3–5	1,234	1,112
Computer hardware	5	1,108	1,069
Other	5–7	1,050	881
Assets under construction		60,238	76,999

		91,645	101,732
Less: accumulated depreciation and amortization		(17,724)	(8,960)

		$73,921	$92,772

During the nine months ended September 30, 2009 and 2008, the Company capitalized costs attributable to the design and development of internal-use software in the amount of $146 and $289, respectively. Depreciation and amortization expense for the three months ended September 30, 2009 and 2008 was $8,511 and $502, respectively. This includes amortization of internal-use software of $96 and $68 for the three months ended September 30, 2009 and 2008, respectively. Depreciation and amortization expense for the nine months ended September 30, 2009 and 2008 was $10,349 and $1,045, respectively. This includes amortization of internal-use software of $241 and $192 for the nine months ended September 30, 2009 and 2008, respectively.
As of September 30, 2009, assets under construction primarily consist of costs relating to milestone payments and other costs pursuant to the Company’s procurement agreements for its next-generation satellites (See Note 16) and upgrades to its infrastructure and ground segment. The two remaining quick-launch satellites were placed in service in August 2009. The Company has estimated the useful lives of these satellites to be three and five months.
On June 19, 2008, the Coast Guard Demonstration satellite (“CDS”) and five quick-launch satellites were launched. Due to delays associated with the construction of the final quick-launch satellite, the Company is retaining it for future deployment. Since launch, communications capability for three of the quick-launch satellites and the CDS has been lost as described below.
The two quick-launch satellites for which the Company maintains communications capability are providing limited ORBCOMM messaging and worldwide AIS services. These satellites are experiencing attitude control system anomalies which result in the satellites not pointing towards the sun and the earth as expected. These pointing errors result in reduced power generation, improper satellite spacing within the orbital plane and reduced communications capabilities. One of these satellites has an intermittent flight computer anomaly and a power system anomaly which has significantly reduced its availability. The similarity of these satellites to the failed satellites described below is believed to significantly reduce their expected useful lives.
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
On July 31, 2009, another quick-launch satellite experienced a gateway transmitter anomaly that resulted in a loss of contact with the satellite by the Company’s ground control systems. KB Polyot was able to connect to the satellite through the back-up command and control system. Telemetry from this back-up system has indicated the satellite bus is functioning as it was prior to the occurrence of this anomaly. The Company was using this back-up system to send commands to the payload in an attempt to recover the gateway transmitter but these commands have not corrected the anomaly. After consultations with its engineers, the Company believes that the gateway transmitter will not be recovered, resulting in an inability to provide ORBCOMM messaging and AIS data services by this satellite. Accordingly, an impairment charge of $7,083 was recognized in the quarter ended September 30, 2009. No amount of this impairment charge represents a cash expenditure and the Company does not expect that any amount of this impairment charge will result in any future cash expenditures.

On August 7, 2009, another quick-launch satellite experienced a power system anomaly. Subsequently, on August 24, 2009, the CDS also experienced an anomaly with its power system. These anomalies resulted in a loss of contact with the satellites by both the Company’s ground control systems and the back-up command and control systems of KB Polyot. After consultation with OHB and the Company’s own engineers, the Company believes that after such an extended period of no communication with the satellites, it is unlikely that the satellites will be recovered based on its experience with earlier satellites with which contact was similarly lost. Accordingly, the Company recorded a non-cash impairment charge for the cost of these two satellites of $14,776, which in addition to the impairment charge previously disclosed results in a total impairment charge of $21,859 that is reflected in the Company’s condensed consolidated financial statements for the quarter ended September 30, 2009. None of the impairment charges represent a cash expenditure and the Company does not expect that any amount of these impairment charges will result in any future cash expenditures.
The loss of these satellites can result in longer latencies in transmitting messages but is not otherwise expected to have a material adverse effect on the current communications service as the satellites were not in full operational service. The remaining two quick-launch satellites are experiencing anomalies as previously disclosed that are expected to be permanent and significantly reduce their expected useful lives.
The remaining two quick-launch satellites are equipped with an AIS payload that provides redundant capabilities for the Company’s AIS data service, and the Company will be relying on these satellites to provide AIS data service. If these satellites also fail, the Company will not be able to provide AIS data service, including under existing contracts, unless the Company is able to procure other AIS data service from third parties or until the launch of its AIS payload equipped next generation satellites, scheduled as early as the end of 2010.
The Company has in-orbit insurance that covers the total loss or constructive total loss of the CDS and five quick-launch satellites during the coverage period that ended on June 19, 2009. Under the terms of the policy, a satellite that does not meet the working satellite criteria constitutes a constructive total loss of that satellite for insurance purposes. The in-orbit insurance is subject to certain exclusions including a deductible under which no claim is payable under the policy for the first satellite to suffer a constructive total loss or total loss.
The Company has filed a claim under its in-orbit insurance policy for all six satellites as either a total loss or constructive total loss. The total loss claim is for the one satellite that suffered a power system failure resulting in loss of contact in February 2009, and the constructive total loss claim for each of the other five satellites is on the basis that these satellites do not meet the working satellite criteria stated in the policy. The maximum amount recoverable by the Company under the policy from third party insurers for all six satellites covered by the policy is $50 million, after taking into account the one-satellite deductible, under which no claim is payable for the first satellite to suffer a constructive total loss or total loss, and less any salvage value that can be established.
There are nine separate third party insurers at varying coverage levels that aggregate to $50 million, each with a separate policy issued to the Company. While the Company is in negotiations with these insurers with respect to this pending insurance claim, there can be no assurance that these insurers and the Company will reach a mutually satisfactory settlement, in which case the Company may be required to institute binding arbitration and legal proceedings to collect on this pending insurance claim with one or more of these insurers. Arbitration and litigation are subject to inherent uncertainties and delays, and unfavorable rulings could occur. If an unfavorable ruling were to occur, it could have a material adverse effect on the insurance recovery and the Company’s business and results of operations for the period in which the ruling occurred or future periods.

During the quarter ended September 30, 2009, the Company recorded a receivable totaling $28,904 for the insurance recovery as the realization of the insurance claim is probable. The Company was only able to record the receivable to the extent of the impairment charges relating to the CDS and the three quick-launch satellites. Any collections of the insurance proceeds above the receivable will be recognized as a gain when collected.
9. Restricted Cash
Restricted cash consists of cash collateral of $5,000 for a performance bond required by the FCC in connection with the Company obtaining expanded FCC authorization to construct, launch and operate an additional 24 next-generation satellites. Under the terms of the performance bond, the cash collateral will be reduced in increments of $1,000 upon completion of specified milestones. The Company certified completion of three milestones to the FCC on March 20, 2009, and in response to a request from the FCC staff, filed a supplement to the certification on May 18, 2009. The FCC has not yet issued a ruling on the certification. The Company has classified $3,000 of restricted cash as a current asset at September 30, 2009.
Restricted cash also includes $680 deposited into an escrow account under the terms of the Orbital Sciences procurement agreement for the quick-launch satellites. The amounts in escrow are payable to Orbital Sciences, subject to adjustments under the agreement, one year following the successful completion of in-orbit testing of the five quick-launch satellites (See Note 16).
In July 2009, the Company placed $300 into a certificate of deposit to secure a letter of credit with a cellular wireless provider to secure terrestrial communications services.
The interest income earned on the restricted cash balances is unrestricted and included in interest income.
10. Intangible Assets
The Company’s intangible assets consisted of the following:

		September 30, 2009			December 31, 2008
	Useful life		Accumulated			Accumulated
	(years)	Cost	amortization	Net	Cost	amortization	Net
Acquired licenses	6	$8,115	$(5,143)	$2,972	$8,115	$(4,029)	$4,086

Amortization expense was $371 and $372 for the three months ended September 30, 2009 and 2008, respectively, and was $1,114 and $1,115 for the nine months ended September 30, 2009 and 2008, respectively.

Estimated amortization expense for intangible assets subsequent to September 30, 2009 is as follows:

Years ending December 31,
Remainder of 2009	$372
2010	1,486
2011	1,114

$2,972

11. Accrued Liabilities
The Company’s accrued liabilities consisted of the following:

	September 30,	December 31,
	2009	2008
Litigation settlement (See Note 16)	$2,450	$2,450
Accrued compensation and benefits	1,327	2,200
Accrued interest	781	736
Accrued professional services	289	229
Deferred rent payable	898	166
Other accrued expenses	1,589	1,387

	$7,334	$7,168

12. Deferred Revenues
Deferred revenues consisted of the following:

	September 30,	December 31,
	2009	2008
Professional services	$6,658	$7,043
Service activation fees	2,739	3,032
Manufacturing license fees	48	59
Prepaid services	999	1,016

	10,444	11,150
Less current portion	(3,792)	(3,543)

Long-term portion	$6,652	$7,607

Deferred professional services revenues at September 30, 2009, represent amounts related to the USCG Concept Validation Project (See Note 16).
13. Note Payable
In connection with the acquisition of a majority interest in Satcom in 2005, the Company recorded an indebtedness to OHB, a stockholder of the Company. At September 30, 2009, the principal balance of the note payable was €1,138 ($1,662) and it had a carrying value of $1,400. At December 31, 2008, the principal balance of the note payable was €1,138 ($1,605) and it had a carrying value of $1,244. The carrying value was based on the note’s estimated fair value at the time of acquisition. The difference between the carrying value and principal balance is being amortized to interest expense over the estimated life of the note of six years. Interest expense related to the note for the three and nine months ended September 30, 2009 and 2008 was $32 and $98, respectively. This note does not bear interest and has no fixed repayment term. Repayment will be made from the distribution profits (as defined in the note agreement) of ORBCOMM Europe LLC. The note has been classified as long-term and the Company does not expect any repayments to be required prior to September 30, 2010.

14. Stockholders’ Equity
During the nine months ended September 30, 2009, warrants to purchase 257,986 common shares with a per share exercise price of $4.26 expired. As of September 30, 2009, the Company had no outstanding warrants to purchase common shares.
At September 30, 2009, the Company reserved 4,513,406 shares of common stock for future issuance related to employee stock compensation plans.
15. Geographic Information
The Company operates in one reportable segment, satellite data communications. Other than satellites in orbit, long-lived assets outside of the United States are not significant. The following table summarizes revenues on a percentage basis by geographic regions, based on the country in which the customer is located.

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
United States	88%	75%	87%	78%
Japan	9%	22%	10%	18%
Other	3%	3%	3%	4%

	100%	100%	100%	100%

16. Commitments and Contingencies
Procurement agreements in connection with quick-launch satellites
On April 21, 2006, the Company entered into an agreement with Orbital Sciences to design, manufacture, test and deliver one payload engineering development unit and six AIS-equipped satellite payloads to the Company. The cost of the payloads is $17,000, subject to adjustment under certain circumstances. Payments under the agreement were due upon the achievement of specified milestones by Orbital Sciences. As of September 30, 2009, the Company has made milestone payments of $16,300 under this agreement. The Company anticipates making the remaining payments, subject to adjustments under the agreement, of $700 in 2009.
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

As of September 30, 2009, the Company has made milestone payments of $17,767 under this agreement. In addition, OHB System, AG will provide services relating to the development, demonstration and launch of the Company’s next-generation satellites at a total cost of $1,350. The remaining balance of $2,233 is payable, subject to adjustments under the agreement.
Procurement agreements in connection with U.S. Coast Guard contract
In May 2004, the Company entered into an agreement to construct and deploy a satellite for use by the USCG. In connection with this agreement, the Company entered into procurement agreements with Orbital Sciences and OHB System, AG. As of September 30, 2009, the Company’s remaining obligation under this agreement was $271.
Procurement agreements in connection with next-generation satellites
On May 5, 2008, the Company entered into a procurement agreement with Sierra Nevada Corporation (“SNC”) pursuant to which SNC will construct eighteen low-earth-orbit satellites in three sets of six satellites (“shipsets”) for the Company’s next-generation satellites (the “Initial Satellites”). Under the agreement, SNC will also provide launch support services, a test satellite (excluding the mechanical structure), a satellite software simulator and the associated ground support equipment. Under the agreement, the Company may elect to use the launch option to be offered by SNC or it may contract separately with other providers for launch services.
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
The agreement also requires SNC to complete the pre-ship review of the Initial Satellites (i) no later than 24 months after the execution of the agreement for the first shipset of six satellites, (ii) no later than 31 months after the execution of the agreement for the second shipset of six satellites and (iii) no later than 36 months after the execution of the agreement for the third shipset of six satellites. Payments under the agreement will begin upon the execution of the agreement and will extend into the second quarter of 2012, subject to SNC’s successful completion of each payment milestone. As of September 30, 2009, the Company has made milestone payments of $42,120 under the agreement. The Company anticipates making payments under the agreement of $3,510 during the remainder of 2009. Under the agreement, SNC has agreed to provide the Company with an optional secured credit facility for up to $20,000 commencing 24 months after the execution of the agreement and maturing 44 months after the effective date. If the Company elects to establish and use the credit facility it and SNC will enter into a formal credit facility on terms established in the agreement.
On August 28, 2009, the Company and Space Exploration Technologies Corp. (“SpaceX”) entered into a Commercial Launch Services Agreement (the “Agreement”) pursuant to which SpaceX will provide launch services (the “Launch Services”) using multiple SpaceX Falcon 1e launch vehicles for the carriage into low-Earth-orbit for the Company’s 18 next-generation commercial communications satellites currently being constructed by SNC. Under the Agreement, SpaceX will also provide to the Company launch vehicle integration and support services, as well as certain related optional services.

The Agreement anticipates that the Launch Services will be performed between the fourth quarter of 2010 and first quarter of 2014, subject to certain rights of the Company and SpaceX to reschedule any of the particular Launch Services as needed. The Agreement also provides the Company the option to procure, prior to each Launch Service, reflight launch services whereby in the event the applicable Launch Service results in a failure due to the SpaceX launch vehicle, SpaceX will provide comparable reflight launch services at no additional cost to the Company beyond the initial option price for such reflight launch services.
The total price under the Agreement (excluding any options or additional launch services) is $46,600, subject to certain adjustments. The amounts due under the Agreement are payable in periodic installments from the date of execution of the Agreement through the performance of each Launch Service. The Company may postpone and reschedule the Launch Services for any reason at its sole discretion, following 12 months of delay for any particular Launch Services. The Company also has the right to terminate any of the Launch Services subject to the payment of a termination fee in an amount that would be based on the date the Company exercises its termination right.
As of September 30, 2009, the Company has made milestone payments of $4,500 under the agreement. The Company anticipates making payments under the Agreement of $5,580 during the remainder of 2009.
Airtime credits
In 2001, in connection with the organization of ORBCOMM Europe LLC and the reorganization of the ORBCOMM business in Europe, the Company agreed to grant certain country representatives in Europe approximately $3,736 in airtime credits. The Company has not recorded the airtime credits as a liability for the following reasons: (i) the Company has no obligation to pay the unused airtime credits if they are not utilized; and (ii) the airtime credits are earned by the country representatives only when the Company generates revenue from the country representatives. The airtime credits have no expiration date. Accordingly, the Company is recording airtime credits as services are rendered and these airtime credits are recorded net of revenues from the country representatives. For the three months ended September 30, 2009 and 2008, airtime credits used totaled approximately $14 and $38, respectively. For the nine months ended September 30, 2009 and 2008, airtime credits used totaled approximately $63 and $151, respectively. As of September 30, 2009 and December 31, 2008, unused credits granted by the Company were approximately $2,244 and $2,307, respectively.
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

Class Action Litigation
On September 20 and 25, 2007, two separate plaintiffs filed purported class action lawsuits in the United States District Court for the District of New Jersey against the Company and certain of its officers. On June 2, 2008, the Court consolidated the actions, appointed Erwin Weichel, David Peterson and William Hunt as lead plaintiffs and approved the lead plaintiff’s selection of co-lead and liaison counsel. On July 17, 2008, the lead plaintiffs filed their consolidated complaint against the Company and certain of its officers, and added as defendants the two co-lead underwriters of the Company’s initial public offering, UBS Securities LLC and Morgan Stanley & Co. Incorporated. The consolidated complaint alleges, among other things, that the Company’s registration statement related to its initial public offering in November 2006 contained material misstatements and omissions in violation of the Securities Act of 1933. The action cited, among other things, a drop in the trading price of the Company’s common stock that followed disclosure on August 14, 2007 of a change in the Company’s definition of billable subscriber communicators and reduced guidance for the remainder of 2007 released with the Company’s 2007 second quarter financial results. The action seeks to recover compensatory and rescissory damages, on behalf of a class of shareholders who purchased common stock in and/or traceable to the Company’s initial public offering on or about November 3, 2006 through August 14, 2007. On February 25, 2009, the Company and the other named defendants agreed in principle to settle the action, while continuing to deny any liability for these claims, for a payment of $2,450 to be paid entirely by the Company’s insurer providing directors and officers liability coverage for the claims asserted in the litigation. On May 21, 2009, the Company and the other named defendants entered into a definitive settlement agreement to settle the action on the terms described above and on November 2, 2009, the United States District Court for the District of New Jersey approved the settlement. The deadline to appeal the settlement is thirty days from the date the final approval was entered into the docket. As of September 30, 2009 and December 31, 2008, the Company has accrued the $2,450 as a component of accrued liabilities. The Company has established a receivable from its insurance carrier in the same amount that is included as a component of receivables from insurance recoveries, as collection is probable. Litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include money damages. If an unfavorable ruling were to occur, it could have a material adverse effect on the Company’s business and results of operations for the period in which the ruling occurred or future periods. In addition, the Company has received a request for indemnification pursuant to the Underwriting Agreement entered into in connection with the initial public offering from UBS Securities, LLC and Morgan Stanley & Co. Incorporated for any losses or costs they may incur as a result of this lawsuit. The Company has declined to pay any such indemnity claims by these firms.
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
Certain statements discussed in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally relate to our plans, objectives and expectations for future events and include statements about our expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. Such forward-looking statements, including those concerning the Company’s expectations, are subject to known and unknown risks and uncertainties, which could cause actual results to differ materially from the results, projected, expected or implied by the forward-looking statements, some of which are beyond the Company’s control, that may cause the Company’s actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include but are not limited to: the impact of global recession and continued worldwide credit and capital constraints; substantial losses we have incurred and expect to continue to incur; demand for and market acceptance of our products and services and the applications developed by our resellers; loss or decline or slowdown in the growth in business from the Asset Intelligence division of General Electric Company (“GE” or “General Electric” or “AI”), other value-added resellers or VARs and international value-added resellers or IVARs; loss or decline or slowdown in growth in business of any of the specific industry sectors the Company serves, such as transportation, heavy equipment, fixed assets and maritime; litigation proceedings; technological changes, pricing pressures and other competitive factors; the inability of our international resellers to develop markets outside the United States; market acceptance and success of our Automatic Identification System (“AIS”) business; the in-orbit satellite failure of the remaining two quick-launch satellites; satellite launch and construction delays and cost overruns and in-orbit satellite failures or reduced performance; the failure of our system or reductions in levels of service due to technological malfunctions or deficiencies or other events; our inability to renew or expand our satellite constellation; political, legal regulatory, government administrative and economic conditions and developments in the United States and other countries and territories in which we operate; and changes in our business strategy. These and other risks are described in more detail in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008. The Company undertakes no obligation to publicly revise any forward-looking statements or cautionary factors, except as required by law.
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
We currently have a contract to provide AIS data to the U.S. Coast Guard and offer the AIS data service to other government and commercial customers. Further, we are working with system integrators and maritime information service providers for value-added service and to facilitate the sales and distribution of our AIS data. In January 2009, we entered into our first AIS data license distribution agreement for commercial purposes with Lloyd’s Register-Fairplay Ltd (“Lloyd’s”). As a result, Lloyd’s has entered into agreements with several government agencies and corporate customers. We will continue to work with additional candidates to address the various market sectors for AIS data. We believe we are the only commercially available satellite-based AIS data provider reaching beyond coastal access into the open seas.

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
On June 19, 2008, the Coast Guard Demonstration satellite (“CDS”) and five quick-launch satellites were launched. Due to delays associated with the construction of the final quick-launch satellite, we are retaining it for future deployment. Since launch, communications capability for three of the quick-launch satellites and the CDS has been lost as described below.
The two remaining quick-launch satellites for which we maintain communications capability are providing limited ORBCOMM messaging and worldwide AIS services. These satellites are experiencing attitude control system anomalies which result in the satellites not pointing towards the sun and the earth as expected. These pointing errors result in reduced power generation, improper satellite spacing within the orbital plane and reduced communications capabilities. One of these satellites has an intermittent flight computer anomaly and a power system anomaly which has significantly reduced its availability. The similarity of these satellites to the failed satellites described below is believed to significantly reduce their expected useful lives.
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
On July 31, 2009, another quick-launch satellite experienced a gateway transmitter anomaly that resulted in a loss of contact with the satellite by our ground control systems. KB Polyot was able to connect to the satellite through the back-up command and control system. Telemetry from this back-up system has indicated the satellite bus is functioning as it was prior to the occurrence of this anomaly. We were using this back-up system to send commands to the payload in an attempt to recover the gateway transmitter but these commands have not corrected the anomaly. After consultations with our engineers, we believe that the gateway transmitter will not be recovered, resulting in an inability to provide ORBCOMM messaging and AIS data services by this satellite. Accordingly, an impairment charge of $7.0 million was recognized in the quarter ended September 30, 2009. No amount of this impairment charge represents a cash expenditure and we do not expect that any amount of this impairment charge will result in any future cash expenditures.
On August 7, 2009, another quick-launch satellite experienced a power system anomaly. Subsequently, on August 24, 2009, the CDS also experienced an anomaly with its power system. These anomalies resulted in a loss of contact with the satellites by both our ground control systems and the back-up command and control systems of KB Polyot. After consultation with OHB and our own engineers, we believe that after such an extended period of no communication with the satellites, it is unlikely that the satellites will be recovered based on its experience with earlier satellites with which contact was similarly lost. Accordingly, we recorded a non-cash impairment charge for the cost of these two satellites of $14.8 million, which in addition to the impairment charge previously disclosed results in a total impairment charge of $21.9 million that is reflected in our condensed consolidated financial statements for the quarter ended September 30, 2009. None of the impairment charges represent a cash expenditure and we do not expect that any amount of these impairment charges will result in any future cash expenditures.
The loss of these satellites can result in longer latencies in transmitting messages but is not otherwise expected to have a material adverse effect on the current communications service as the satellites were not in full operational service. The remaining two quick-launch satellites are experiencing anomalies as previously disclosed that are expected to be permanent and significantly reduce their expected useful lives.
The remaining two quick-launch satellites are equipped with an AIS payload that provides redundant capabilities for our AIS data service, and we will be relying on these satellites to provide AIS data service. If these satellites also fail, we will not be able to provide AIS data service, including under existing contracts, unless we are able to procure other AIS data service from third parties or until the launch of our AIS payload equipped next generation satellites, scheduled as early as the end of 2010.
We have in-orbit insurance that covers the total loss or constructive total loss of the CDS and five quick-launch satellites during the coverage period that ended on June 19, 2009. Under the terms of the policy, a satellite that does not meet the working satellite criteria constitutes a constructive total loss of that satellite for insurance purposes. The in-orbit insurance is subject to certain exclusions including a deductible under which no claim is payable under the policy for the first satellite to suffer a constructive total loss or total loss.
We have filed a claim under our in-orbit insurance policy for all six satellites as either a total loss or constructive total loss. The total loss claim is for the one satellite that suffered a power system failure resulting in loss of contact in February 2009, and the constructive total loss claim for each of the other five satellites is on the basis that these satellites do not meet the working satellite criteria stated in the policy. The maximum amount recoverable us under the policy from third party insurers for all six satellites covered by the policy is $50 million, after taking into account the one-satellite deductible, under which no claim is payable for the first satellite to suffer a constructive total loss or total loss, and less any salvage value that can be established.
There are nine separate third party insurers at varying coverage levels that aggregate to $50 million, each with a separate policy issued to us. While we are in negotiations with these insurers with respect to this pending insurance claim, there can be no assurance that these insurers and us will reach a mutually satisfactory settlement, in which case we may be required to institute binding arbitration and legal proceedings to collect on this pending insurance claim with one or more of these insurers. Arbitration and litigation are subject to inherent uncertainties and delays, and unfavorable rulings could occur. If an unfavorable ruling were to occur, it could have a material adverse effect on the insurance recovery and our business and results of operations for the period in which the ruling occurred or future periods.

During the quarter ended September 30, 2009, we recorded a receivable totaling $28.9 million for the insurance recovery as the realization of the insurance claim is probable. We were only able to record the receivable to the extent of the impairment charges relating to the CDS and the three quick-launch satellites. Any collections of the insurance proceeds above the receivable will be recognized as a gain when collected.
Terrestrial-Based Cellular Communication Services
On July 2009 we entered into an agreement to provide services through one of the leading wireless network providers in the United States, expanding our terrestrial and dual mode wireless services to include CDMA. The agreement will allow us to offer blended service plans that incorporate CDMA cellular with satellite wireless to create combined rate plans that will be marketed by us and its partners to address a diverse range of applications that require ubiquitous coverage and high-data rate capability.
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
We consolidated the results of ORBCOMM Japan as though the controlling interest was acquired on April 1, 2008 and therefore deducted $0.1 million of ORBCOMM Japan’s earnings for the period prior to June 9, 2008 (the date we acquired our controlling interest) from our results of continuing operations in our condensed consolidated statement of operations. See Note 4 to the condensed consolidated financial statements for further discussion.

Discontinued Operations
We are focused on our network business and in the process of discussing with interested parties about a sale of our subsidiary, Stellar Satellite Communications, Ltd. (“Stellar”). The GE settlement agreement and the services agreement discussed below provides us with the ability to dispose of Stellar without disrupting ORBCOMM’s growth prospects with GE and allows us to concentrate on our service-based data communications business. As a result, we classified Stellar’s assets and liabilities as held for sale on our condensed consolidated balance sheets and presented Stellar’s results of operations as discontinued operations in our condensed consolidated statements of operations for the periods presented. We expect to complete a sale of Stellar during 2010. See Note 3 to the condensed consolidated financial statements for further discussion.
On April 3, 2009, we entered into a settlement agreement (the “Settlement Agreement”) with GE with respect to the supply agreement dated October 10, 2006 (the “2006 Agreement”) to supply up to 412,000 units of in-production and future models of subscriber communicators through December 31, 2009 to support GE’s applications utilizing our data communications system. 270,000 of these units were non-cancelable except for specified early termination provisions.
Pursuant to the Settlement Agreement, we received $0.8 million as settlement for GE’s obligation under the 2006 Agreement. GE did not purchase its minimum committed volumes for 2007 and 2008. For the nine months ended September 30, 2009 we recognized a gain of $0.8 million for customer claims settlements in loss from discontinued operations.
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
The following table (in thousands) reconciles our net loss to EBITDA for the periods shown:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net loss	$(1,237)	$(1,001)	$(10,734)	$(2,514)
Interest income	(7)	(375)	(71)	(1,497)
Interest expense	48	48	144	146
Depreciation and amortization	8,884	892	11,482	2,203

EBITDA	$7,688	$(436)	$821	$(1,662)

Three Months: EBITDA during the three months ended September 30, 2009 improved by $8.1 million over 2008. This improvement was due to higher net service revenues of $0.6 million, a decrease in operating expenses of $0.6 million and a $7.0 million insurance recovery receivable.
Nine Months: EBITDA during the nine months ended September 30, 2009 improved by $2.5 million over 2008. This improvement was due to higher net service revenues of $3.3 million, offset by an increase in operating expenses of $1.3 million.
Operating expenses increased during the nine months ended September 30, 2009 due $0.7 million in operating expenses of ORBCOMM Japan, $0.3 million of a satellite insurance policy that expired in June 2009 for the Coast Guard Demonstration and quick-launch satellites, $0.6 million for bad debt reserves, unanticipated expenses of $0.6 million for a contested proxy vote, $0.1 million in severance payments and $0.2 million in legal fees related to the preparation of our satellite insurance claim.
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

The table below presents our revenues from continuing operations for the three and nine months ended September 30, 2009 and 2008, together with the percentage of total revenue represented by each revenue category (in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2009		2008		2009		2008
		% of		% of		% of		% of
		Total		Total		Total		Total
Service revenues	$6,939	98.7%	$6,336	84.1%	$20,281	98.8%	$16,948	88.1%
Product sales	92	1.3%	1,194	15.9%	247	1.2%	2,300	11.9%

	$7,031	100.0%	$7,530	100.0%	$20,528	100.0%	$19,248	100.0%

Three Months: Total revenues for the three months ended September 30, 2009 decreased by $0.5 million or 6.6%, to $7.0 million from $7.5 million for the three months ended September 30, 2008.
Nine Months: Total revenues for the nine months ended September 30, 2009 increased by $1.3 million or, 6.7% to $20.5 million from $19.2 million for the nine months ended September 30, 2008.
Service revenues
Three Months: Service revenues increased $0.6 million for the three months ended September 30, 2009, or 9.5%, to $6.9 million, or approximately 98.7% of total revenues, from $6.3 million, or approximately 84.1% of total revenues for the three months ended September 30, 2008.
Nine Months: Service revenues increased $3.3 million for the nine months ended September 30, 2009, or 19.7%, to $20.3 million, or approximately 98.8% of total revenues, from $16.9 million, or approximately 88.1% of total revenues for the nine months ended September 30, 2008.
The increase in service revenues for the three and nine months ended September 30, 2009 over the corresponding 2008 periods were primarily due to an increase in the number of billable subscriber communicators activated on our communications system, increases in AIS revenue of $0.3 million and $1.3 million, respectively and incremental service revenue margins provided by ORBCOMM Japan of $0.1 million and $0.4 million, respectively. As of September 30, 2009, we had approximately 509,000 billable subscriber communicators on the ORBCOMM System compared to approximately 442,000 billable subscriber communicators as of September 30, 2008, an increase of approximately 15.3%.
Service revenue growth can be impacted by the customary lag between subscriber communicator activations and recognition of service revenue from these units.
Product sales
Product sales are primarily from our Japanese subsidiary.
Three Months: Revenue from product sales decreased $1.1 million for the three months ended September 30, 2009, or 92.3% to $0.1 million, or approximately 1.3% of total revenues, from $1.2 million, or approximately 15.9% of total revenues for the three months ended September 30, 2008.
Nine Months: Revenue from product sales decreased $2.1 million for the nine months ended September 30, 2009, or 89.2%, to $0.2 million, or approximately 1.2% of total revenues, from $2.3 million, or approximately 11.9% of total revenues for the nine ended September 30, 2008.
The decrease in product revenues for the three and nine months ended September 30, 2009 over the corresponding 2008 periods were due to the lower product sales by our Japanese subsidiary as a result of the current economic conditions impacting the heavy equipment sector.
Costs of services
Costs of services is comprised of usage fees to our cellular wireless providers for the data transmitted by our resellers on our network, payroll and related costs, including stock-based compensation associated with our network engineers, materials and supplies, depreciation associated with our communications system and amortization of licenses acquired that are used to deliver the services.
Three Months: Costs of services increased by $8.2 million, or 311.4%, to $10.8 million for the three months ended September 30, 2009 from $2.6 million during the three months ended September 30, 2008. The increase is primarily due to an increase in depreciation expense of $8.0 million resulting primarily from $7.5 million in depreciation related to the remaining two quick-launch satellites that were placed in service in August 2009 and are being depreciated over three and five months. As a percentage of service revenues, cost of services were 155.6% of service revenues for the three months ended September 30, 2009 compared to 41.4% for the three months ended September 30, 2008.

Nine Months: Costs of services increased by $10.5 million, or 155.1%, to $17.3 million for the nine months ended September 30, 2009 from $6.8 million during the nine months ended September 30, 2008. The increase is primarily due to depreciation expense of $9.3 million resulting primarily from $7.5 million in depreciation to the remaining two quick-launch satellites that were placed in service in August 2009 and are being depreciated over three and five months and $1.3 million of depreciation expense from the Coast Guard demonstration satellite placed in service during the third quarter of 2008, a charge of $0.3 million from a satellite insurance policy that expired in June 2009, network telecommunications costs to support higher service revenues of $0.4 million and the consolidation of ORBCOMM Japan of $0.4 million. As a percentage of service revenues, cost of services were 85.3% of service revenues for the nine months ended September 30, 2009 compared to 40.0% for the nine months ended September 30, 2008.
Costs of product sales
Costs of product sales include the purchase price of subscriber communicators, SIMS and shipping charges.
Three Months: Costs of product sales decreased by $0.8 million, or 94.7%, to less than $0.1 million for the three months ended September 30, 2009 from $0.8 million for the three months ended September 30, 2008.
Nine Months: Costs of product sales decreased by $1.3 million, or 90.0%, to $0.1 million for the nine months ended September 30, 2009 from $1.4 million for the nine months ended September 30, 2008.
Costs of product sales decreased due to lower product sales by our Japanese subsidiary.
Selling, general and administrative expenses
Selling, general and administrative expenses relate primarily to compensation and associated expenses for employees in general management, sales and marketing and finance, legal expenses and regulatory matters.
Three Months: Selling, general and administrative expenses decreased by $1.0 million, or 21.0%, to $3.6 million for the three months ended September 30, 2009 from $4.6 million for the three months ended September 30, 2008. This decrease is primarily due to lower employee costs of $0.7 million including decreases in stock-based compensation of $0.5 million and lower auditing and litigation fees of $0.3 million.
Nine Months: Selling, general and administrative expenses decreased by $1.4 million, or 9.5%, to $12.8 million for the nine months ended September 30, 2009 from $14.2 million for the nine months ended September 30, 2008. This decrease is primarily due to lower employee costs of $1.7 million including decreases in stock-based compensation of $1.5 million, and decrease in recurring professional fees of $0.5 million. These decreases were offset primarily by increases in expenses related to the consolidation of ORBCOMM Japan, unanticipated expenses of $0.6 million incurred in connection with our contested proxy, $0.2 million in legal fees related to the preparation of filing our satellite insurance claim and an increase in bad debts of $0.6 million.
Product development expenses
Product development expenses consist primarily of the expenses associated with the staff of our engineering development team, along with the cost of third parties that are contracted for specific development projects.
Three Months: Product development expenses for the three months ended September 30, 2009 and 2008 were $0.2 million.
Nine Months: Product development expenses for the nine months ended September 30, 2009 and 2008 were $0.5 million.
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

Impairment Charge and Insurance Recovery — Satellite Network
In February 2009, one quick-launch satellite experienced a power system anomaly that subsequently resulted in a loss of contact with the satellite. The satellite was not recovered and we recorded a non-cash impairment charge to write off the cost of the satellite of $7.0 million during the nine months ended September 30, 2009.
In July 2009, one quick-launch satellite with lower than expected subscriber transmission experienced a gateway transmitter anomaly that resulted in a loss of contact with the satellite by our ground control systems. The satellite was not recoverable and we recorded a non-cash impairment charge to write-off the cost of this satellite of $7.1 million during the three months ended September 30, 2009.
In August 2009, a second quick-launch satellite and the CDS satellite experienced a power system anomaly that subsequently resulted in a loss of contract with the satellites. Both of these satellites were not recoverable and we recorded an additional non-cash impairment charge to write-off the cost of these satellites of $14.8 million during the three months ended September 30, 2009.
For the three and nine months ended September 30, 2009 we recorded a receivable totaling $28.9 for the insurance recovery to the extent of the impairment charges relating to the CDS and the three quick-launch satellites discussed above.
Other income (expense)
Other income (expense) is comprised primarily of interest income from our cash and cash equivalents that consists of U.S. Treasuries and interest bearing instruments, foreign exchange gains and losses and interest expense.
Three Months: Other expense was $0.2 million for the three months ended September 30, 2009 compared to other income of $0.1 million for the three months ended September 30, 2008.
Nine Months: Other income was $0.2 million for the nine months ended September 30, 2009 compared to $1.1 million for the nine months ended September 30, 2008. This decrease is primarily due to lower invested cash balances and reduced interest rates.
Pre-control earnings in subsidiary
Pre-control earnings in subsidiary are comprised of earnings prior to the change in control related to the acquisition of ORBCOMM Japan in June 2008.
For the nine months ended September 30, 2008 the pre-control earnings of ORBCOMM Japan was $0.1 million.
Loss from continuing operations
Three Months: As a result of the items described above, we have a loss from continuing operations of $0.7 million for the three months ended September 30, 2009, compared to a loss from continuing operations of $0.5 million for the three months ended September 30, 2008.
Nine Months: As a result of the items described above, particularly depreciation expense of $7.5 million to the two remaining quick-launch satellites, we have a loss from continuing operations of $10.1 million for the nine months ended September 30, 2009, compared to a loss from continuing operations of $1.2 million for the nine months ended September 30, 2008.
Loss from discontinued operations
Three Months: Loss from discontinued operations for the three months ended September 30, 2009 was $0.5 million, compared to a loss of $0.4 million from discontinued operations for the three months ended September 30, 2008.
Nine Months: Loss from discontinued operations for the nine months ended September 30, 2009 was $0.5 million, compared to a loss of $1.1 million from discontinued operations for the nine months ended September 30, 2008. The improvement in loss from discontinued operations for the nine months ended September 30, 2009 over the comparable period in 2008 was primarily related to the $0.8 million we received as settlement for GE’s obligation under the 2006 Agreement.
Noncontrolling interests
Noncontrolling interests relate to earnings of ORBCOMM Japan that are attributable to its minority shareholders.
Net loss attributable to ORBCOMM Inc.
Three Months: As a result of the items described above, the net loss attributable to our company of $1.2 million for the three months ended September 30, 2009, compared to a net loss of $1.0 million for the three months ended September 30, 2008.
Nine Months: As a result of the items described above, the net loss attributable to our company of $10.7 million for the nine months ended September 30, 2009, compared to a net loss of $2.5 million for the nine months ended September 30, 2008.

Liquidity and Capital Resources
Overview
Our liquidity requirements arise from our working capital needs and to fund capital expenditures to support our current operations, and facilitate growth and expansion. Since our inception, we have financed our operations from sales of our common stock through public offerings and private placements of debt, convertible redeemable preferred stock, membership interests and common stock. We have incurred losses from operations since inception, and as of September 30, 2009 we have an accumulated deficit of approximately $78.7 million. As of September 30, 2009, our primary source of liquidity consisted of cash and cash equivalents totaling $52.2 million.
Operating activities
Cash provided by our operating activities of continuing operations for the nine months ended September 30, 2009 was $2.4 million resulting from a net loss of $10.6 million, offset by non-cash items including $11.5 million for depreciation and amortization and $1.1 million for stock-based compensation. Changes in working capital activities were insignificant for the nine months ended September 30, 2009.
Cash provided by our operating activities of continuing operations for the nine months ended September 30, 2008 was $4.7 million resulting from a net loss of $2.3 million plus $0.9 million of non-cash gains primarily related to obtaining our 51% interest in ORBCOMM Japan and a $0.3 million reduction of expenses due to expiration of an asset purchase option offset by non-cash items of $2.2 million for depreciation and amortization and $2.7 million for stock-based compensation. Working capital activities primarily consisted of net sources of cash of $0.9 million for a decrease to accounts receivable primarily related to timing of collections, a $1.1 million increase in accounts payable and accrued expenses primarily related to an increase in costs to Satellite network and other equipment and a $0.9 million increase in deferred revenue primarily related to an increase in pre-payments of service revenues by OEMs.
Cash provided by our operating activities of discontinued operations for the nine months ended September 30, 2009 was $0.4 million resulting from a loss from discontinued operations of $0.5 million, offset by $0.9 million of cash generated from working capital.
Cash used in our operating activities of discontinued operations for the nine months ended September 30, 2008 was $1.2 million resulting from a loss from discontinued operations of $1.1 million.
Investing activities
Cash used in our investing activities of continuing operations for the nine months ended September 30, 2009 was $26.1 million, resulting from capital expenditures of $25.8 million and an increase of $0.3 million to restricted cash to secure a letter of credit with a cellular wireless provider related to secure terrestrial communications services. Capital expenditures included $1.2 million for the Coast Guard demonstration satellite and quick-launch satellites, $23.0 million for next-generation satellites including $4.6 million for the launch services contract and $1.6 million of improvements to our internal infrastructure and ground segment.
Cash used in our investing activities of continuing operations for the nine months ended September 30, 2008 was $31.8 million, resulting from capital expenditures of $26.5 million and an increase of $5.7 million to restricted cash as collateral for a performance bond in connection with obtaining FCC authorization to construct, launch and operate an additional twenty-four next-generation satellites and the Orbital Sciences procurement agreement for the quick-launch satellites. Capital expenditures included $24.4 million for the Coast Guard demonstration satellite, quick-launch and next-generation satellites and $2.3 million of improvements to our internal infrastructure and ground segment.
Cash used in our investing activities of discontinued operations for the nine months ended September 30, 2009 and September 30, 2008 was $0.2 million.
Financing activities
For the nine months ended September 30, 2009, we did not have any cash flows from financing activities of continuing operations.
Cash provided by our financing activities of continuing operations for the nine months ended September 30, 2008 was $0.3 million resulting primarily from proceeds received from the issuance of an aggregate of 119,062 shares of common stock upon the exercise of warrants and stock options to purchase common stock at per share exercise prices ranging from $2.33 to $4.26.

Future Liquidity and Capital Resource Requirements
We expect cash flows from continuing operating activities, along with our existing cash and cash equivalents will be sufficient to provide working capital and fund capital expenditures, which primarily includes milestone payments under the procurement agreements for the next-generation satellites for at least the next twelve months. For the remainder of 2009, we expect to incur approximately $9.1 million of capital expenditures primarily for our next-generation satellites.
Contractual Obligations
Other than with respect to the contractual obligation discussed below there have been no material changes in our contractual obligations as of September 30, 2009, as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.
On August 28, 2009, we and Space Exploration Technologies Corp. (“SpaceX”) entered into a Commercial Launch Services Agreement (the “Agreement”) pursuant to which SpaceX will provide launch services (the “Launch Services”) using multiple SpaceX Falcon 1e launch vehicles for the carriage into low-Earth-orbit our 18 next-generation commercial communications satellites currently being constructed by SNC. Under the Agreement, SpaceX will also provide us satellite-to-launch vehicle integration and support services, as well as certain related optional services.
The Agreement anticipates that the Launch Services will be performed between the fourth quarter of 2010 and first quarter of 2014, subject to certain rights of ours and SpaceX to reschedule any of the particular Launch Services as needed. The Agreement also provides us the option to procure, prior to each Launch Service, reflight launch services whereby in the event the applicable Launch Service results in a failure due to the SpaceX launch vehicle, SpaceX will provide comparable reflight launch services at no additional cost to us beyond the initial option price for such reflight launch services.
The total price under the Agreement (excluding any options or additional launch services) is $46.6 million, subject to certain adjustments. The amounts due under the Agreement are payable in periodic installments from the date of execution of the Agreement through the performance of each Launch Service. We may postpone and reschedule the Launch Services for any reason at our sole discretion, following 12 months of delay for any particular Launch Services. We also have the right to terminate any of the Launch Services subject to the payment of a termination fee in an amount that would be based on the date we exercise our termination right.
Off-Balance Sheet Arrangements
We have no material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.
Recent accounting pronouncements
In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), (“SFAS . 167”). SFAS 167 amends FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, (FIN 46(R) to require an enterprise to qualitatively assess the determination of the primary beneficiary of a variable interest entity (“VIE”) based on whether the entity (1) has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (2) has the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. Also, SFAS 167 requires an ongoing reconsideration of the primary beneficiary, and amends the events that trigger a reassessment of whether an entity is a VIE. Enhanced disclosures are also required to provide information about an enterprise’s involvement in a VIE. SFAS 167 has not yet been integrated into the Codification. Accordingly, this accounting standard will remain authoritative until integrated. SFAS 167 will be effective for us on January 1, 2010. We are currently evaluating the impact of adopting SFAS 167 on our consolidated financial statements.
Effective July 1, 2009, we adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”)105-10, Generally Accepted Accounting Principles-Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied to non-governmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretative releases of the SEC under authority of Federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of new Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions in the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.
In October 2009, FASB issued ASU No. 2009-13, Revenue Recognition FASB Topic ASC 605-25 (“ASC 605-25”), Multiple Deliverable Revenue Arrangements (a Consensus of the FASB EITF). ASU No. 2009-13 modifies ASC 605-25, Revenue Recognition – Multiple-Element Arrangements (formerly EITF 00-21). ASU No. 2009-13 requires an entity to allocate the revenue at the inception of an arrangement to all of its deliverables based on their relative selling prices. This guidance eliminates the residual method of allocation of revenue in multiple deliverable arrangements and requires the allocation of revenue based on the relative-selling-price method. The determination of the selling price for each deliverable requires the use of a hierarchy designed to maximize the use of available objective evidence including, vendor-specific objective evidence of fair value (VSOE), third party evidence of selling price (TPE), or estimated selling price (ESP). ASU No. 2009-13 will be effective for us on January 1, 2011 and early adoption is allowed and may be adopted either under the prospective method, whereby all revenue arrangements entered into, or materially modified after the effective date or under the retrospective application to all revenue arrangements for all periods presented. We may elect to adopt ASU No. 2009-13 prior to January 1, 2011 under the prospective method but must adjust the revenue of prior reported periods such that all new revenue arrangements entered into, or materially modified, during the fiscal year of adoption are accounted for under this guidance. We are currently evaluating the impact of adopting ASC No. 2009-13 on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risks
There has been no material changes in our assessment of our sensitivity to market risk as of September 30, 2009, as previously disclosed in Part II, Item 7A “Quantitative and Qualitative Disclosures about Market Risks” in our Annual Report on Form 10-K for the year ended December 31, 2008.
Concentration of credit risk
The following table presents customers with revenues greater than 10% of our consolidated total revenues for the periods shown:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
General Electric Company	17.0%	18.5%	16.8%	19.9%
Caterpillar Inc.	17.0%	12.1%	16.4%	11.8%
Komatsu Ltd.	11.1%	—	11.0%	—
Hitachi Construction Machinery Co., Ltd.	—	16.2%	—	13.9%
Item 4. Disclosure Controls and Procedures
Evaluation of the Company’s disclosure controls and procedures. The Company’s management evaluated, with the participation of the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2009. Based on their evaluation, the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2009.
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
Item 1A. Risk Factors
Except as discussed under “Overview” in Part 1, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” with respect to insurance claims on our satellites and anomalies, there have been no material changes in the risk factors as of September 30, 2009, as previously disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Use of Proceeds from Initial Public Offering
On November 2, 2006, the SEC declared effective our Registration Statement on Form S-1 (Registration No. 333-134088), relating to our initial public offering. After deducting underwriters’ discounts and commissions and other offering costs, our net proceeds were approximately $68.3 million. As of September 30, 2009 we have used all of the net proceeds from our initial public offering for working capital and capital expenditures, primarily related to the deployment of additional satellites, which was comprised of our quick-launch and next-generation satellites.
Exercise of Warrants
None.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information — Material Impairments
On June 19, 2008, the Coast Guard Demonstration satellite (“CDS”) and five quick-launch satellites were launched. Due to delays associated with the construction of the final quick-launch satellite, we are retaining it for future deployment. Since launch, communications capability with three of the quick-launch satellites and the CDS has been lost as described below.
The two satellites for which we maintain communications capability are providing limited ORBCOMM messaging and worldwide AIS services. These satellites are experiencing attitude control system anomalies which result in the satellites not pointing towards the sun and the earth as expected. These pointing errors result in reduced power generation, improper satellite spacing within the orbital plane and reduced communications capabilities. One of these satellites has an intermittent flight computer anomaly and a power system anomaly which has significantly reduced its availability. The similarity of these satellites to the failed satellites described below is believed to significantly reduce their expected useful lives.
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
On July 31, 2009, another quick-launch satellite experienced a gateway transmitter anomaly that resulted in a loss of contact with the satellite by our ground control systems. KB Polyot was able to connect to the satellite through the back-up command and control system. Telemetry from this back-up system has indicated the satellite bus is functioning as it was prior to the occurrence of this anomaly. We were using this back-up system to send commands to the payload in an attempt to recover the gateway transmitter but these commands have not corrected the anomaly. After consultations with our engineers, we believe that the gateway transmitter will not be recovered, resulting in an inability to provide ORBCOMM messaging and AIS data services by this satellite. Accordingly, an impairment charge of $7.0 million was recognized in the quarter ended September 30, 2009. No amount of this impairment charge represents a cash expenditure and we do not expect that any amount of this impairment charge will result in any future cash expenditures.
On August 7, 2009, another quick-launch satellite experienced a power system anomaly. Subsequently, on August 24, 2009, the CDS also experienced an anomaly with its power system. These anomalies resulted in a loss of contact with the satellites by both our ground control systems and the back-up command and control systems of KB Polyot. After consultation with OHB and our own engineers, we believe that after such an extended period of no communication with the satellites, it is unlikely that the satellites will be recovered based on its experience with earlier satellites with which contact was similarly lost. Accordingly, we recorded a non-cash impairment charge for the cost of these two satellites of $14.8 million, which in addition to the impairment charge previously disclosed results in a total impairment charge of $21.9 million that is reflected in our condensed consolidated financial statements for the quarter ended September 30, 2009. None of the impairment charges represent a cash expenditure and we do not expect that any amount of these impairment charges will result in any future cash expenditures.
The loss of these satellites can result in longer latencies in transmitting messages but is not otherwise expected to have a material adverse effect on the current communications service as the satellites were not in full operational service. The remaining two quick-launch satellites are experiencing anomalies as previously disclosed that are expected to be permanent and significantly reduce their expected useful lives.
The remaining two quick-launch satellites are equipped with an AIS payload that provides redundant capabilities for our AIS data service, and we will be relying on these satellites to provide AIS data service. If these satellites also fail, we will not be able to provide AIS data service, including under existing contracts, unless we are able to procure other AIS data service from third parties or until the launch of our AIS payload equipped next generation satellites, scheduled as early as the end of 2010.
We have in-orbit insurance that covers the total loss or constructive total loss of the CDS and five quick-launch satellites during the coverage period that ended on June 19, 2009. Under the terms of the policy, a satellite that does not meet the working satellite criteria constitutes a constructive total loss of that satellite for insurance purposes. The in-orbit insurance is subject to certain exclusions including a deductible under which no claim is payable under the policy for the first satellite to suffer a constructive total loss or total loss.
We have filed a claim under our in-orbit insurance policy for all six satellites as either a total loss or constructive total loss. The total loss claim is for the one satellite that suffered a power system failure resulting in loss of contact in February 2009, and the constructive total loss claim for each of the other five satellites is on the basis that these satellites do not meet the working satellite criteria stated in the policy. The maximum amount recoverable us under the policy from third party insurers for all six satellites covered by the policy is $50 million, after taking into account the one-satellite deductible, under which no claim is payable for the first satellite to suffer a constructive total loss or total loss, and less any salvage value that can be established.
There are nine separate third party insurers at varying coverage levels that aggregate to $50 million, each with a separate policy issued to us. While we are in negotiations with these insurers with respect to this pending insurance claim, there can be no assurance that these insurers and us will reach a mutually satisfactory settlement, in which case we may be required to institute binding arbitration and legal proceedings to collect on this pending insurance claim with one or more of these insurers. Arbitration and litigation are subject to inherent uncertainties and delays, and unfavorable rulings could occur. If an unfavorable ruling were to occur, it could have a material adverse effect on the insurance recovery and our business and results of operations for the period in which the ruling occurred or future periods.

During the quarter ended September 30, 2009, we recorded a receivable totaling $28.9 million for the insurance recovery as the realization of the insurance claim is probable. We were only able to record the receivable to the extent of the impairment charges relating to the CDS and the three quick-launch satellites. Any collections of the insurance proceeds above the receivable will be recognized as a gain when collected.
Item 6. Exhibits

*	10.1	Falcon 1e Commercial Launch Services Agreement, dated August 28, 2009 between the Company and Space Exploration Technologies Corporation.

	31.1	Certification of President and Chief Executive Officer required by Rule 13a-14(a).

	31.2	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a).

	32.1	Certification of President and Chief Executive Officer required by Rule 13a-14(b) and 18 U.S.C. Section 1350.

	32.2	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(b) and 18 U.S.C. Section 1350.

*	Portions of this exhibit have been omitted and filed separately with the Office of the Secretary of the Securities and Exchange Commission pursuant to a confidential treatment request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORBCOMM Inc.
(Registrant)

Date: November 9, 2009	/s/ Marc J. Eisenberg Marc J. Eisenberg,
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2009	/s/ Robert G. Costantini Robert G. Costantini,
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
No.	Description

* 10.1	Falcon 1e Commercial Launch Services Agreement, dated August 28, 2009 between the Company and Space Exploration Technologies Corporation.

31.1	Certification of Chief Executive Officer and President required by Rule 13a-14(a).

31.2	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a).

32.1	Certification of Chief Executive Officer and President required by Rule 13a-14(b) and 18 U.S.C. Section 1350.

32.2	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(b) and 18 U.S.C. Section 1350.

*	Portions of this exhibit have been omitted and filed separately with the Office of the Secretary of the Securities and Exchange Commission pursuant to a confidential treatment request.