Form 10-K
period 2009-12-31
ORBCOMM Inc.
filed 2010-03-16
CIK 1361983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐     No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (based on the closing price reported on the Nasdaq Global Market on June 30, 2009) was $61,212,014.

Shares held by all executive officers and directors of the registrant have been excluded from the foregoing calculation because such persons may be deemed to be affiliates of the registrant.

The number of shares of the registrant’s common stock outstanding as of March 8, 2010 was 42,562,951.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2010 Annual Meeting of Stockholders to be held on April 29, 2010, are incorporated by reference in Part III of this Form 10-K.

Forward- Looking Statements

Certain statements discussed in Part I, Item 1. “Business”, Part I, Item 3. “Legal Proceedings”, Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally relate to our plans, objectives and expectations for future events and include statements about our expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. Such forward-looking statements, including those concerning the Company’s expectations, are subject to known and unknown risks and uncertainties, which could cause actual results to differ materially from the results, projected, expected or implied by the forward-looking statements, some of which are beyond the Company’s control, that may cause the Company’s actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include but are not limited to: the impact of global recession and continued worldwide credit and capital constraints; substantial losses we have incurred and expect to continue to incur; demand for and market acceptance of our products and services and the applications developed by our resellers; loss or decline or slowdown in the growth in business from Asset Intelligence, a subsidiary of I.D. Systems, Inc. (“AI”) (formerly a division of General Electric Company (“GE” or “General Electric”)), other value-added resellers or VARs and international value-added resellers or IVARs; loss or decline or slowdown in growth in business of any of the specific industry sectors the Company serves, such as transportation, heavy equipment, fixed assets and maritime; litigation proceedings; technological changes, pricing pressures and other competitive factors; the inability of our international resellers to develop markets outside the United States; market acceptance and success of our Automatic Identification System (“AIS”) business; the inability to provide AIS service due to the in-orbit satellite failure of the remaining two quick-launch satellites; satellite launch and construction delays and cost overruns of our next-generation satellites; in-orbit satellite failures or reduced performance of our existing satellites; the failure of our system or reductions in levels of service due to technological malfunctions or deficiencies or other events; our inability to renew or expand our satellite constellation; political, legal regulatory, government administrative and economic conditions and developments in the United States and other countries and territories in which we operate; and changes in our business strategy. In addition, specific consideration should be given to various factors described in Part I, Item 1A. “Risk Factors” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and elsewhere in this Annual Report on Form 10-K. The Company undertakes no obligation to publicly revise any forward-looking statements or cautionary factors, except as required by law.

PART I

Item 1.	Business

Overview

We operate a global commercial wireless messaging system optimized for narrowband communications. Our system consists of a global network of 29 low-Earth orbit, or LEO, satellites and accompanying ground infrastructure. Our two-way communications system enables our customers and end-users, which include large and established multinational businesses and government agencies, to track, monitor, control and communicate cost-effectively with fixed and mobile assets located anywhere in the world. In 2007, we began providing terrestrial-based cellular communication services through reseller agreements with major cellular wireless providers. Currently, our agreements with major cellular providers include GSM and CDMA offerings in the United States and GSM services with significant coverage worldwide. These terrestrial-based communication services enable our customers who have higher bandwidth requirements to receive and send messages from communication devices based on terrestrial-based technologies using the cellular providers wireless networks as well as from dual-mode devices combining our satellite subscriber communicators with devices for terrestrial-based technologies. As a result, our customers are now able to integrate into their applications a terrestrial communications device that will allow them to add messages, including data intensive messaging from the cellular providers’ wireless networks.

Our products and services enable our customers and end-users to enhance productivity, reduce costs and improve security through a variety of commercial, government, and emerging homeland security applications. We enable our customers and end-users to achieve these benefits using a single global satellite technology standard for machine-to-machine and telematic, or M2M, data communications. Our customers have made significant investments in developing ORBCOMM-based applications. Examples of assets that are connected through our M2M data communications system include trucks, trailers, railcars, containers, heavy equipment, fluid tanks, utility meters, pipeline monitoring equipment, marine vessels, and oil wells. Our customers include original equipment manufacturers, or OEMs, such as Caterpillar Inc., (“Caterpillar”), Doosan Infracore America, Hitachi Construction Machinery Co., Ltd., (“Hitachi”), Hyundai Heavy Industries, Komatsu Ltd., (“Komatsu”), The Manitowoc Company and Volvo Construction Equipment, IVARs, such as AI (a subsidiary of I.D. Systems), VARs, such as XATA Corporation and American Innovations, Ltd., and government agencies, such as the U.S. Coast Guard.

We currently have a contract to provide AIS data to the U.S. Coast Guard and offer the AIS data service to other government and commercial customers. Further, we are working with system integrators and maritime information service providers for value-added service and to facilitate the sales and distribution of our AIS data. In January 2009, we entered into our first AIS data license distribution agreement for commercial purposes with Lloyd’s Register-Fairplay Ltd (“Lloyd’s”). As a result, Lloyd’s has entered into agreements with several government agencies and corporate customers. We will continue to work with additional candidates to address the various market sectors for AIS data. We believe we are the only commercially available satellite-based AIS data provider with capability beyond terrestrial-based systems into the open seas.

Through our M2M data communications system, our customers and end-users can send and receive information to and from any place in the world using low-cost subscriber communicators and paying airtime costs that we believe are the lowest in the industry for global connectivity. Our customers can also use cellular terrestrial units, or wireless subscriber identity modules (“SIMS”), for use with devices or equipment that enable the use of a cellular provider’s wireless network, singularly or in conjunction with satellite services, to send and receive information from these devices. We believe that there is no other satellite or terrestrial network currently in operation that can offer global two-way wireless narrowband data service including coverage at comparable cost using a single technology standard worldwide, that also provides a parallel terrestrial network for data intensive applications. We are currently authorized, either directly or indirectly, to provide our satellite communications services in over 90 countries and territories in North America, Europe, South America, Asia, Africa and Australia.

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

As of December 31, 2009, we had approximately 515,000 billable subscriber communicators activated on our communications system compared to approximately 460,000 billable subscriber communicators as of December 31, 2008, an increase of 12.0%.

In 2009, communications capability for three of the five quick-launch satellites and the Coast Guard demonstration satellite (“CDS”) launched in June 2008 were lost. As a result, we recognized non-cash impairment charges of $29.2 million in our consolidated statements of operations. In December 2009, we entered into a settlement and release agreement with the third party insurers with respect to our in-orbit insurance policy for the five quick-launch satellites and the CDS and received $44.3 million. We recorded the $44.3 million as an insurance recovery-satellite network in our consolidated statements of operations. See “— ORBCOMM Communications System under System Status — Satellite Impairments and Insurance Recovery” for a description of the anomalies and the insurance recovery.

In August 2009, we placed in service the two remaining quick-launch satellites for which we maintain communications capability. These satellites are currently providing worldwide AIS services and limited

ORBCOMM messaging. The similarity of these satellites to the failed satellites is believed to significantly reduce their expected useful lives and they are fully depreciated as of December 31, 2009. The remaining two quick-launch satellites are equipped with an AIS payload that provides redundant capabilities for our AIS data service, and we will be relying on these satellites to provide AIS data service. If these satellites also fail, we will not be able to provide AIS data service, including under existing contracts, unless we are able to procure other AIS data service from third parties or until the launch of our AIS payload equipped next-generation satellites, scheduled as early as the end of 2010.

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

•	Key distribution and OEM customer relationships. Our strategic relationships with key distributors and OEMs have enabled us to streamline our sales and distribution channels and shift much of the risk and cost of developing and marketing applications to others. We have established strategic relationships with key service providers, such as Asset Intelligence and XATA Corporation, a leading provider of tracking solutions for the trucking industry, including to Penske Corporation, the leading truck leasing company in the United States, and major OEMs, such as Caterpillar, Hitachi, Komatsu, and Volvo. We believe our close relationships with these distributors and OEMs allows us to work closely with them at all stages of application development, from planning and design through implementation of our M2M data communications services, and to benefit from their industry-specific expertise. By fostering these strong relationships with distributors and OEMs, we believe that once we have become so integrated into our customer’s planning, development, and implementation process, and their equipment, we anticipate it will be more difficult to displace us or our communication services. In addition, the fixed and mobile assets which are tracked, monitored, controlled, and communicated with by these customers generally have long useful lives and the cost of replacing our communications equipment with an alternative service provider’s equipment could be prohibitive for a large numbers of assets.

•	Reliable, low cost subscriber communicators. There are multiple manufacturers that build subscriber communicators for our network, including our subsidiary Stellar Satellite Communications, Ltd. (“Stellar”) and independent third party manufacturers such as Quake Global, Inc (“Quake”), Digi International, (“Digi”) and Sierra Wireless, Inc. (“Sierra Wireless”). Through Stellar we have an arrangement with Delphi Corporation that provides us with industrial-scale manufacturing capability for the supply of low cost, reliable, ISO-9001 certified, automotive grade subscriber communicators. As a result of these manufacturing relationships, technological advances and higher volumes, we have significantly reduced the selling price of our subscriber communicators from approximately $280 per unit in 2003 to below $100 per unit in volume in 2009. In addition, the cost of communications components necessary for our subscriber communicators to operate in the VHF band is relatively low as they are based on readily available FM radio components. Dual-mode devices are being built by several manufacturers that combine other communication technologies with satellite technology and will be offered to the market at what we believe will be industry low prices.

Our Strategy

Our strategy is to leverage our business strengths and key competitive advantages to increase the number of subscriber communicators activated on our M2M data communications system, both in existing and new markets. We are focused on increasing our market share of customers with the potential for a high number of connections with lower usage applications. We believe that the service revenue associated with each additional subscriber communicator activated on our communications system will more than offset the low incremental cost of adding such subscriber communicator to our system and, as a result, positively impact our results of operations. We currently provide services through reseller agreements allowing customers to utilize other major cellular providers networks offering GSM and CDMA technologies to be intergraded into their applications. We plan to continue to target multinational companies and government agencies to increase substantially our penetration of what we believe is a significant and growing addressable market. Additionally, we seek to leverage our new business in AIS services. To achieve our objectives, we are pursuing the following business strategies:

•	Expand our low cost, multi-channel marketing and distribution network of resellers. We intend to increase further the number of resellers that develop, market and implement their applications together with our communications services and subscriber communicators to end-users. We are also focused on increasing the number of OEM and distributor relationships with leading companies that own, manage, or operate fixed or mobile assets. We are seeking to recruit resellers with industry knowledge to develop applications that could be used for industries or markets that we do not currently serve. Resellers invest their own capital developing applications compatible with our system, and they typically act as their own agents and systems integrators when marketing these applications to end-users, without the need for significant investment by us. As a result, we have established a low cost marketing and distribution model that is both easily scalable by adding resellers or large-scale asset deployers, and allows us to penetrate markets without incurring substantial research and development costs or sales and marketing costs.

•	Expand our international markets. Our international growth strategy is to open new markets outside the United States by obtaining regulatory authorizations and developing markets for our M2M data communications services to be sold in regions where the market opportunity for our OEM customers and resellers is greatest. We are currently authorized to provide our data communications services in over 90 countries and territories in North America, Europe, South America, Asia, Africa, and Australia, directly or indirectly through our multiple international licensees and country representatives. We are currently working with IVARs who, generally, subject to certain regulatory restrictions, have the right to market and sell their applications anywhere our communications services are offered. We seek to enter into agreements with strong distributors in each region. Our regional distributors, which include country representatives and international licensees, obtain the necessary regulatory authorizations and develop local markets directly or by recruiting local VARs. In some international markets where distribution channels are in the early stages of development, we seek to bring together VARs who have developed well-tested applications with local distributors to create localized solutions and accelerate the adoption of our M2M data communications services. In addition, we have made efforts to strengthen the financial positions of certain of our regional distributors, including several, such as ORBCOMM Europe LLC, who were former licensees of the predecessor company left weakened by its bankruptcy, through restructuring transactions whereby we obtained greater operating control over such regional distributors. We believe that by strengthening the financial condition of, and our operating control over, these established regional distributors, they will be better positioned to promote and distribute our products and services and enable us to achieve our market potential in the relevant regions.

•	Further reduce subscriber communicator costs and improve functionality of communicators. We are working with our subscriber communicator manufacturers to further reduce the cost of our subscriber communicators, as well as to develop technological advances, including further reductions in size, improvements in power management efficiency, increased reliability, and enhanced capabilities. Our ability to offer our customers less expensive subscriber communicators that are smaller, more efficient and more reliable is key to our ability to provide a complete low cost solution to our customers and end-users. Additionally, some suppliers have been developing a dual-mode device that will allow customers to integrate both a satellite and terrestrial communication component into a single device.

•	Reduce network latency. Following the launch of our next-generation satellites, we expect to reduce the time lags in delivering messages and data, or network latency, in most regions of the world. We believe this will improve the quality and coverage of our system and enable us to increase our customer base.

•	Introduce new features and services. We will continue to develop and introduce new features and services to expand our customer base and increase our revenues. For example, as a result of providing terrestrial-based cellular communication services, our customers are now able to integrate in their applications a terrestrial communications device that will allow them to add messages, including data intensive messaging from combined satellite and cellular technologies. We have upgraded the technology capabilities of our network operations center to deliver both satellite and terrestrial messages through our ground infrastructure to the ultimate destination. In addition, we have recently developed a broadcast capability that allows large numbers of subscriber communicators to receive a single message simultaneously. This represents an efficient delivery mechanism to address large populations of subscribers with a single message, such as weather data broadcasts, widespread alert notifications and demand response applications for electric utilities. We believe that subscriber communicator technology advances, such as dual-mode devices, will broaden our addressable market by providing attractive combinations of bandwidth and coverage at a reasonable price. Dual-mode devices combine a satellite subscriber communicator with a cellular network subscriber communicator for higher bandwidth applications not typical of ORBCOMM’s applications. Dual-mode devices can also be used as a back channel service for terrestrial or satellite-based broadcast-only networks.

•	Expand AIS services. In June 2008, we launched satellites equipped with AIS capability, to augment our existing commercial constellation. AIS is a shipboard broadcast system that transmits a vessel’s identification and position to aid navigation and improve maritime safety. Current terrestrial-based AIS systems provide only limited shore coverage and are not able to provide global open ocean coverage. Using our communications system, customers will have access to AIS data well beyond coastal regions in a cost effective and timely fashion. We currently have a contract to provide AIS data to the U.S. Coast Guard and offer the AIS data service to other government and commercial customers. Further, we will be working with system integrators and maritime information service providers for value-added service and to facilitate the sales and distribution of our AIS data. In January 2009, we entered into our first AIS data license distribution agreement for commercial purposes with Lloyd’s. We will continue to work with additional candidates to address the various market sectors for AIS data and believe ORBCOMM is the only commercially available provider of satellite-based AIS data reaching beyond coastal access into the open water.

•	Provide comprehensive technical support, customer service and quality control. We have allocated additional resources to provide customer support for training, integration and testing in order to assist our VARs and other distributors in the roll-out of their applications and to enhance end-user acquisition and retention. We provide our VAR and OEM customers with access to customer support technicians. We also deploy our technicians to our VAR and OEM customers to facilitate the integration of our M2M data communications system with their applications during the planning, development and implementation processes and to certify that these applications are compatible with our system. Our support personnel include professionals with application development, in-house laboratory, and hardware design and testing capabilities.

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

Heavy equipment

Heavy equipment fleet owners and leasing companies seeking to improve fleet productivity and profitability require applications that report diagnostic information, location (including for purposes of geo-fencing), time-of-use information, emergency notification, driver usage and maintenance alerts for their heavy equipment, which may be geographically dispersed, often in remote, difficult to reach locations. Using M2M data communications systems, heavy equipment fleet operators can remotely manage the productivity and mechanical condition of their equipment fleets, potentially lowering operating costs through preventive maintenance. OEMs can also use M2M applications to better anticipate the maintenance and spare parts needs of their customers, expanding the market for more higher-margin spare parts orders for the OEMs. Heavy equipment OEMs are increasingly integrating M2M data communications systems as standardized into their equipment at the factory or offering them as add-on options through certified after-market dealers.

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

Marine vessels

Marine vessels have a need for satellite-based communications due to the absence of reliable terrestrial-based coverage more than a few miles offshore. M2M data communications systems may offer features and functions to luxury recreational marine vessels and commercial fishing vessels, such as onboard diagnostics and other marine telematics, alarms, requests for assistance, security, location reporting and tracking, two-way messaging, catch data and weather reports. In addition, owners and operators of commercial fishing and other marine vessels are increasingly subject to regulations governing, among other things, commercial fishing seasons and geographic limitations, vessel tracking, safety systems, and resource management and protection using various M2M communications systems.

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

We have begun to leverage our investment in AIS technology to resell AIS data collected by our network to other maritime services and governmental agencies. Further expansion of the AIS business has been driven by our AIS distribution agreements for commercial purposes. We are seeking to expand our commercial activities with other distribution partners in the future.

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

Products and Services

Our principal products and services are satellite-based data communications services and product sales from subscriber communicators. In 2007, we commenced terrestrial-based cellular communications services, which consist of reselling airtime using cellular providers’ wireless technology networks, and product sales from cellular wireless SIMS for use with devices or equipment that enable the use of the cellular providers’ wireless networks for data communications.

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

Terrestrial cellular communication services

These communication services include GSM and CDMA offerings that support higher bandwidth applications that are not typical for an ORBCOMM satellite application. These data messages are sent by SIMS, which are routed through the cellular providers’ wireless networks to our ground facilities and forwarded to the ultimate destination in real time. These services commenced in the third quarter of 2007.

We derive subscription-based recurring revenue from resellers typically based upon the number of SIMS activated on, and the amount of data transmitted through, the cellular providers’ wireless networks. Customers pay a range of monthly service charges to access our communications system (generally in addition to a one-time provisioning fee).

Satellite AIS data services

AIS is a shipboard broadcast system that transmits a vessel’s identification and position to aid navigation and improve maritime safety. The International Maritime Organization has mandated the use of AIS on all Safety of Life at Sea (SOLAS) vessels, which are vessels over 300 tons. Current terrestrial-based AIS systems provide only limited shore-based coverage and are not able to provide global open ocean coverage. Using our communications system, our customers have access to AIS data well beyond coastal regions in a cost effective and timely fashion.

The following table sets forth selected customers, representative applications and the benefits of such applications for each of our addressed markets:

Market	Select Customers/End-Users	Representative Applications	Key Benefits

Commercial transportation	• DriverTech • ID Systems • Volvo Construction Equipment • XATA Corporation • Air IQ Inc. • Star Trak	• Position, speed and heading reporting • Units diagnostic monitoring • Compliance/tax reporting • Cargo monitoring • Systems control • Boundary (geofencing) notification	• Improve fleet productivity and profitability • Enable efficient, centralized fleet management • Ensure safe delivery of shipping cargo • Allow real-time tracking of unit maintenance requirements

Heavy equipment	• Caterpillar, Inc. • Hitachi Construction. Machinery Co., Ltd • Komatsu Ltd. • Volvo Construction Equipment • Doosan Infracore America	• Position reporting • Unit diagnostic monitoring • Usage tracking • Emergency notification	• Improve fleet productivity and profitability • Allow OEMs to improve planning and scheduling of preventative maintenance and spare parts needs of their customers

Fixed asset monitoring	• American Innovations, Ltd. • Automata, Inc. • ID Systems • Pioneer Hi-Bred International • High Tide Technologies	• Unit diagnostic monitoring • Usage tracking • Systems control • Automated meter reading • Cathodic Protection • Irrigation monitoring • Flow monitoring	• Provide method for managing, controlling, and collecting data from remote sites • Improve maintenance services productivity and profitability

Marine vessels	• Metocean Data Systems Ltd. • Recreational boaters* • Skymate, Inc. • Atlantic Electronics • Commercial fishing fleets	• Position reporting • Two-way messaging • Unit diagnostic monitoring • Weather reporting	• Ensure vessel compliance with regulations • Create a low cost information channel to disseminate critical weather and safety information • Sea surface temperature reporting

Government and homeland security/AIS	• National Oceanic and Atmospheric Administration* • U.S. Coast Guard • U.S. Customs and Border Protection* • U.S. Marine Corps* • Lloyd’s Register-Fairplay Ltd.	• Container tracking • Environmental monitoring • Satellite-based Automatic Identification System (AIS) data services • Border monitoring • Vehicle tracking • Vessel Tracking	• Provide efficient monitoring of changing environmental conditions • Address increasing need to monitor vessels in U.S. waters • Minimize security threats and secure border

*	Represents an end-user from which we directly derive revenue through VARs or other resellers.

Subscriber communicators

Our subsidiary ORBCOMM Japan, markets and sells subscriber communicators directly to our customers. We also earn a one-time royalty fee from third parties for the use of our proprietary communications protocol, which enables subscriber communicators to connect to our M2M data communications system. To ensure the availability of subscriber communicators having different functional capabilities in sufficient quantities to meet demand, we have provided extensive design specifications and technical and engineering support to our manufacturers. In addition, because we maintain backwards compatibility, subscriber communicators produced by former manufacturers are still in use with our system today.

ORBCOMM Japan is currently selling subscriber communicators manufactured by Quake.

Wireless subscriber identity modules (SIMS)

Our subsidiary, ORBCOMM LLC, markets and sells cellular wireless subscriber identity modules, or SIMS which are purchased from the cellular wireless providers and sold to resellers.

Customers

We market and sell our products and services directly to OEM and government customers and indirectly through VARs, IVARs, international licensees and country representatives. In 2009, GE, Caterpillar and Komatsu accounted for 17.0%, 16.2% and 11.3% of our revenues for fiscal 2009, respectively. In January, 2010, GE sold its AI division which constituted the majority of our revenues from GE to I.D. Systems, Inc. Our agreement with GE continues with I.D. Systems, Inc.

Revenues in Foreign Geographic Areas

As a result of our acquisition of ORBCOMM Japan in 2008, revenues in Japan represented approximately 10% and 19% of our consolidated revenues in 2009 and 2008, respectively. Revenues in Europe represented approximately 12% of our consolidated revenues in 2007. No other foreign geographic area accounted for more than 10% of our consolidated revenues.

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

General Electric Company

We have a significant customer relationship with General Electric Company, that provides access to a wide array of sales channels and extends to several divisions and businesses, including GE Equipment Services. GE Equipment Services develops applications that use our M2M data communications system and includes Trailer Fleet Services, its Penske Truck Leasing joint venture, Rail Services and its GE Asset Intelligence LLC subsidiary, or AI, which was acquired by I.D. Systems, Inc. in January 2010, among others. All of these GE Equipment Services divisions directly or indirectly sell applications utilizing our M2M data communications services and subscriber communicators manufactured by Stellar. As a result, GE Equipment Services has a number of different sales channels for the distribution of our asset monitoring and tracking products either to third party end-users or to other GE divisions who are end-users.

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

AI

One of our largest customers in 2009 was AI, which is dedicated to M2M data communications applications and which renewed its IVAR agreement with us through 2010.

On April 3, 2009, we entered into a settlement agreement (the “Settlement Agreement”) with AI with respect to the supply agreement dated October 10, 2006 between our Stellar Subsidiary and AI the (“2006 Agreement”).

Pursuant to the Settlement Agreement, we received $0.8 million as settlement for GE’s obligation under the 2006 Agreement. We and AI terminated the 2006 Agreement and all parties’ respective obligations relating to it, and released each other from any claims relating to their obligations arising under the 2006 Agreement, except for certain obligations related to warranties, indemnities, confidentiality and intellectual property.

Concurrent with the Settlement Agreement, we and AI entered into the Services Agreement (the “Services Agreement”) with a term of January 1, 2009 through December 31, 2013, pursuant to which we and AI agree to expand the scope of services provided or that may in the future be provided to AI to include other satellite, cellular or dual mode (cellular plus satellite) data communications services, in addition to the low-earth-orbit-satellite-based data communication services (the “Low-Earth Services”) under the IVAR Agreement.

Under the Services Agreement, AI will activate and provide telematics and machine-to-machine data communications services on all communicators sold or managed by or on behalf of AI in the United States, Canada and Mexico for purposes of communications between (i) communicators sold or managed by or on behalf of AI’s asset tracking and monitoring business and (b) communications centers or customers of AI’s asset tracking and monitoring business, whether satellite, cellular or dual mode (cellular plus satellite), exclusively (subject to certain restrictions and qualifications) on the ORBCOMM communications system that provides the Low-Earth Services and terrestrial-based cellular communication services through reseller agreements with major cellular wireless providers and that may in the future provide communication services through other third party communication networks in each case as long as we provide competitive services at competitive rates with appropriate regulatory approval, subject to the terms of the Services Agreement.

U.S. Coast Guard

In May 2004, we were awarded a contract by the U.S. Coast Guard (the “USCG”) to develop and demonstrate the ability to receive, collect, and forward AIS data over our satellite system (the “Concept Validation Project”). AIS is a shipboard broadcast system that transmits a marine vessel’s identification and position to aid navigation and improve maritime safety. The International Maritime Organization has mandated the use of AIS on all Safety of Life at Sea (SOLAS) vessels, which are vessels over 300 tons. The CDS carries an AIS receiver in addition to our standard communications payload. Also we have included the AIS capability in our quick-launch satellites and intend to outfit our next-generation satellites with the AIS capability.

We believe we are the only commercially available AIS data provider with capability beyond terrestrial-based systems reaching into the open seas. Current terrestrial-based AIS networks provide limited coverage and are not able to provide the expanded coverage capability desired by the USCG. By using our remaining two quick-launch satellites, the USCG can collect and process AIS data well beyond the coast of the United States in a cost effective and timely fashion. The USCG has paid us the full contract price of $7.2 million, primarily for the construction and launch of an AIS-enabled demonstration satellite. These payments are included in deferred revenue. Additional amounts are payable now that the USCG has accepted the subsequent post-launch AIS data transmission services and maintenance options.

On April 14, 2008, we and the USCG entered into an amendment to the agreement extending the definitive launch date to August 15, 2008. In consideration for agreeing to the extend the launch date, we agreed to provide the USCG with all AIS data from each of the quick-launch satellites being launched with the CDS, to the extent the satellites are providing service, for 90 continuous days, which commenced on February 1, 2009 at no additional cost. In addition, the USCG will have certain intellectual property rights over the AIS data received by the AIS receivers aboard the quick-launch satellites and the Coast Guard demonstration satellite solely during a 90-day evaluation period to share only with other U.S. government agencies, provided that during a 90-day evaluation period we were permitted to use the AIS data from the quick-launch satellites in connection with our other programs.

On June 19, 2008, the CDS and five quick-launch satellites were launched. In July 2008, we began transmitting AIS test data to the USCG. In August 2008, the USCG accepted the AIS data and elected to receive initial post-

launch maintenance for $0.4 million and AIS data transmission services for $0.2 million over the initial term of fourteen months. On September 30, 2008, the USCG increased the initial amount of the usage for the AIS data transmission services for an additional $0.4 million. In 2009, communications capability for three of the quick-launch satellites and the CDS has been lost. In August 2009, we placed in service the remaining two quick-launch satellites for which we maintain communications capability. These satellites are providing worldwide AIS services. In August 2009, the USCG elected to exercise the subsequent post-launch maintenance and AIS data transmissions services options for $0.2 million and $0.4 million, respectively, to continue receiving service from the remaining two quick-launch satellites.

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

International licensees and country representatives.  We generally market and distribute our services outside the United States and Canada primarily through international licensees and country representatives, including through our subsidiary, Satcom International Group plc., which has entered into country representative agreements with our affiliated international licensee, ORBCOMM Europe LLC, covering the United Kingdom, Ireland and Switzerland and a service license agreement covering substantially all of the countries of the Middle East and a significant number of countries of Central Asia. In addition, ORBCOMM Europe and Satcom have entered into an agreement obligating ORBCOMM Europe to enter into a country representative agreement for Turkey with Satcom, if the current country representative agreement for Turkey expires or is terminated for any reason. We rely on these third parties to establish business in their respective territories, including obtaining and maintaining necessary regulatory and other approvals, as well as managing local VARs. In addition, we believe that our international licensees and country representatives, through their local expertise, are able to operate in these territories in a more efficient and cost-effective manner. We currently have agreements covering over [90] countries and territories through our multiple international licensees and country representatives. As we seek to expand internationally, we expect to continue to enter into agreements with additional international licensees and country representatives, particularly in Asia and Africa. International licensees and country representatives are generally required to make the system available in their designated regions to VARs and IVARs.

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

Terrestrial tower-based networks

While terrestrial tower-based networks are capable of providing services at costs comparable to ours, they lack seamless global coverage. Terrestrial coverage is dependent on the location of tower transmitters, which are generally located in densely populated areas or heavily traveled routes. Several data and messaging markets, such as long-haul trucking, railroads, oil and gas, agriculture, utility distribution, and heavy construction, have significant activity in sparsely populated areas with limited or no terrestrial coverage. In addition, there are many different terrestrial systems and protocols, so service providers must coordinate with multiple carriers to enable service in different coverage areas. In some geographic areas, terrestrial tower-based networks have gaps in their coverage and may require a back-up system to fill in such coverage gaps. Beginning in 2007 and continuing today, we have entered into re-seller agreements with several major cellular wireless providers in the U.S. and the rest of the world to provide terrestrial communications services to our customers who want these services using the wireless communications networks of these cellular wireless providers.

Low-Earth orbit mobile satellite service providers

Low-Earth orbit mobile satellite service providers operating above the 1 GHz band, or big LEO systems, can provide data connectivity with global coverage that can compete with our communications services. To date, the primary focus of big LEO satellite service providers has been primarily on circuit-switched communications tailored for voice traffic, which, by its nature, is less efficient for the transfer of short data messages because they require a dedicated circuit that is time and bandwidth intensive when compared to the amount of information transmitted. However, big LEO satellite service providers have shifted their focus more on M2M data communications. These systems entail significantly higher costs for the satellite fleet operator and the end-users. Our principal big LEO mobile satellite service competitors are Globalstar, Inc. and Iridium Communications Inc.

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

Research and Development

We are able to minimize our research and development costs by leveraging the investments made by our VAR’s and IVAR’s. See sales marketing and distribution. We have incurred no research and development costs in 2009, 2008 and 2007.

Backlog

We have no significant backlog as of December 31, 2009. The backlog of subscriber communicators at our Stellar subsidiary as of December 31, 2008 was 6,508 units, or approximately $1.0 million, which excludes 200,750 units that AI had committed to purchase under the 2006 Agreement (see Key Strategic Relationships — General Electric Company), under which they were in default.

In addition, our “pre-bill backlog”, which represents subscriber communicators activated at the customer’s request for testing prior to putting the units into actual service, was 37,858 units as of December 31, 2009, as compared with a pre-bill backlog of 59,775 as of December 31, 2008. We believe that the majority of units that comprise our pre-bill backlog will be billable within a one-year period. We are not able to determine pre-bill backlog in dollars because the service costs for each subscriber communicator varies by customer.

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

Our system has three operational segments:

•	The space segment, which consists of a constellation of 29 operational satellites in multiple orbital planes between 435 and 550 miles above the Earth (four primary planes of five to eight satellites each) operating in the VHF band.;

•	The ground and control segment, which consists of fifteen gateway earth stations, four regional gateway control centers and a network control center in Dulles, Virginia, through which data sent to and from satellite subscriber communicators are routed, including a communications node for terrestrial services through which data sent to and from terrestrial units are routed; and

•	The subscriber segment, which consists of satellite subscriber communicators and cellular terrestrial units, or wireless modems incorporating SIMS used by end-users to transmit and receive messages to and from their assets and our system.

For most applications using our system, data is generated by end-user developed software and is currently transferred to either a subscriber communicator, or a GPRS-based wireless device using a SIM on the cellular provider’s wireless network. In the case of the satellite subscriber communicator selection, data is encapsulated and transmitted to the next satellite that comes into view. The data is then routed by the satellite to the next gateway earth station it successfully connects to, which in turn forwards it to the associated gateway control center. Within the gateway control center, the data is processed and forwarded to its ultimate destination after acknowledgement to the satellite subscriber communicator that the entire data message content has been received. In the case of the cellular device, a message is routed through the cellular provider’s wireless network “Gateway GPRS Support Node” (GGSN), to the associated ORBCOMM Access Point Name (APN) located within the gateway control center, and forwarded to its ultimate destination in real time. The destination may be another subscriber communicator, a corporate resource management system, any personal or business Internet e-mail address, a pager or a cellular phone. In addition, data can be sent in the reverse direction (a feature which is utilized by many applications to remotely control assets).

When a satellite is in view of and connected to a gateway earth station at the time it receives data from a subscriber communicator, a transmission is initiated to transfer the data in what we refer to as “near-real-time“mode. In this “near-real-time” mode, the data is passed immediately from a subscriber communicator to a satellite and onto the gateway earth station to the appropriate control center for routing to its final destination. When a satellite is not immediately in view of a gateway earth station, the satellite switches to a store-and-forward mode to accept data in “GlobalGram” format. These GlobalGrams are short messages (consisting of data of up to approximately 120 bytes) and are stored in a satellite until it can connect through a gateway earth station to the appropriate control center. The automatic mode-switching capability between near-real-time service and GlobalGram service allows the satellite network to be available to the satellite subscriber communicators worldwide regardless of their location.

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

System Status

Satellite Impairments and Insurance Recovery

On June 19, 2008, the CDS and five quick-launch satellites were launched. Due to continued delays associated with the construction of the final quick-launch satellite, we are retaining it for future deployment. Since launch, communications capability for three of the quick-launch satellites and the CDS has been lost as described below. In August 2009, we placed into service the remaining two quick-launch satellites for which we maintain communications capability.

On February 22, 2009, one quick-launch satellite experienced a power system anomaly that subsequently resulted in a loss of contact with the satellite. After consultation with OHB and our own engineers, we believe that after an extended period of no communication with the satellite, the satellite was not recoverable. A non-cash impairment charge to write-off the cost of this satellite of $7.0 million was recognized during the first quarter of 2009.

On July 31, 2009, another quick-launch satellite experienced a gateway transmitter anomaly that resulted in a loss of contact with the satellite by our ground control systems. After consulting with our engineers, we believe that the gateway transmitter will not be recovered, resulting in an inability to provide ORBCOMM messaging and AIS data services by this satellite. A non-cash impairment charge to write-off the cost of this satellite of $7.1 million was recognized during the third quarter of 2009.

On August 7, 2009, another quick-launch satellite experienced a power system anomaly. Subsequently, on August 24, 2009, the CDS also experienced an anomaly with its power system. These anomalies resulted in a loss of contact with the satellites. After consulting with OHB and our own engineers, we believe that after such an extended period of no communication with the satellites, it is unlikely that the satellites will be recovered based on its experience with earlier satellites with which contact was similarly lost. A non-cash impairment charge to write-off the cost of these satellites of $14.8 million was recorded for a total impairment charge of $21.9 million recognized during the third quarter of 2009. During the quarter ended December 31, 2009, we accrued additional expense of $0.3 million relating to the quick-launch satellites which is recorded in impairment charges-satellite network.

The loss of these satellites can result in longer latencies in transmitting messages but is not otherwise expected to have a material adverse effect on the current communications service as the satellites were not in full operational service.

The remaining two quick-launch satellites are equipped with an AIS payload that provides redundant capabilities for our AIS data service, and we will be relying on these satellites to provide AIS data service. These satellites are providing limited ORBCOMM messaging and worldwide AIS services. These satellites are experiencing attitude control system anomalies which result in the satellites not pointing towards the sun and the earth as expected. These pointing errors result in reduced power generation, improper satellite spacing within the orbital plane and reduced communications capabilities. One of these satellites has an intermittent flight computer anomaly and a power system anomaly which has significantly reduced its availability. The similarity of these satellites to the failed satellites described below is believed to significantly reduce their expected useful lives. As a result, these two satellites have been fully depreciated as of December 31, 2009. If these satellites also fail, we will not be able to provide AIS data service, including under existing contracts, unless we are able to procure other AIS data service from third parties or until the launch of our AIS payload equipped next-generation satellites, scheduled as early as the end of 2010.

We purchased an in-orbit insurance policy that covers the total loss or constructive total loss of the CDS and five quick-launch satellites during the coverage period that ended on June 19, 2009. Under the terms of the policy, a satellite that does not meet the working satellite criteria constitutes a constructive total loss of that satellite for insurance purposes. The in-orbit insurance policy is subject to certain exclusions including a deductible under which no claim is payable under the policy for the first satellite to suffer a constructive total loss or total loss.

We filed a claim under our in-orbit insurance policy for all six satellites as either a total loss or constructive total loss. The total loss claim was for the one satellite that suffered a power system failure resulting in loss of contact in February 2009, and the constructive total loss claim for each of the other five satellites was on the basis that these satellites did not meet the working satellite criteria stated in the policy. The maximum amount recoverable by us under the policy from third party insurers for all six satellites covered by the policy was $50.0 million, after taking into account the one-satellite deductible, under which no claim is payable for the first satellite to suffer a constructive total loss or total loss, and less any salvage value that can be established.

On December 10, 2009, we and the third party insurers entered into a settlement and release agreement to settle any and all claims relating to the CDS and the five quick-launch satellites discussed above. Under the terms of the settlement agreement, we received $44.3 million from the third party insurers. In addition, each of the insurers has waived all rights, title and interest in and to the CDS and the five quick-launch satellites. As a result, we recorded a $44.3 million insurance recovery in our consolidated statements of operations in 2009.

Next-Generation Satellite Launch

On May 5, 2008, we entered into an agreement with Sierra Nevada Corporation (“SNC”) to construct eighteen low-earth-orbit satellites in three sets of six satellites for our next-generation satellites. SNC will also provide launch support services, a test satellite (excluding the mechanical structure), a satellite software simulator and the associated ground support equipment. Further, we have the option, exercisable at any time until the third anniversary of the execution of the agreement, to order up to thirty additional satellites substantially identical to the eighteen satellites. The total contract price is $117.0 million, excluding any optional satellites or change order, subject to price reductions for failure to achieve certain milestones. Our agreement with SNC does not include the Falcon 1e as one of the launch vehicles covered under the fixed price contract. We are negotiating with SNC a change order to perform some or all of the additional work required to launch the 18 next-generation satellites on multiple Falcon 1e launch vehicles but to date have not agreed with SNC on any changes required. We expect any such change order to result in increased costs. If we are unable to agree on changes with SNC, we intend to negotiate with our launch services provider, utilize internal resources or other third parties, to perform a portion of the required additional work. SNC is behind schedule on its contractual milestones although these delays are currently not impacting the first scheduled launch window in our contract with our launch services provider of December 1, 2010 through March 31, 2011.

On August 28, 2009, we entered into commercial launch services agreement (the “LSA”) with Space Exploration Technologies Corp. (“SpaceX”) pursuant to which SpaceX will provide launch services (the “Launch Services”) using multiple SpaceX Falcon 1e launch vehicles for the carriage into low-Earth-orbit our 18 next-generation commercial communications satellites currently being constructed by SNC. Under the LSA, SpaceX will also provide us satellite-to-launch vehicle integration and support services, as well as certain related optional services. The LSA anticipates that the Launch Services will be performed between the fourth quarter of 2010 and first quarter of 2014, subject to certain rights of ours and SpaceX to reschedule any of the particular Launch Services as needed. The LSA also provides us the option to procure, prior to each Launch Service, reflight launch services whereby in the event the applicable Launch Service results in a failure due to the SpaceX launch vehicle, SpaceX will provide comparable reflight launch services at no additional cost to us beyond the initial option price for such reflight launch services.

The total price payable under the LSA (excluding any options or additional launch services) is $46.6 million, subject to certain adjustments. We may postpone and reschedule the Launch Services for any reason at our sole discretion, following a delay of 12 months for any particular Launch Services. We also have the right to terminate any of the Launch Services subject to the payment of a termination fee in an amount that would be based on the date we exercise our termination right.

Through a series of launches, we intend to replenish the existing constellation of satellites with 18 next-generation satellites with increased communications capabilities and our AIS payload, which depending on the capabilities of the replacement satellites, which may require fewer satellites than we currently have. Flexibility in the number of satellites per launch, the number of satellites inserted into each plane and target plane may allow us to modify our plans within just a few months before launch. In addition, we have required SNC to include options to order additional satellites if the market demands such an increase or if lower latencies are required or to mitigate a launch failure.

First Generation Satellite Health

The majority of our current satellite fleet was put into service in the late 1990s and has an estimated operating life of approximately nine to twelve years after giving effect to certain operational changes and software updates. We believe that our satellite performance remains stable and sufficient for the use of our customers. Our satellite availability, or the percentage of time that an operational satellite is available to pass commercial traffic, was 94.1% in 2009. Twenty of the operational satellites have aggregate average availability over 98.3%. With the high probability of several satellites in view at any one time, especially in the primary coverage area, and the constant motion of the satellites, the time an operational satellite is unavailable is relatively insignificant. We consider a satellite “operational” unless it can no longer provide any communications service, and we determine that further recovery efforts are not expected to return it to service.

Due to our satellite constellation architecture, which consists of numerous independent satellites, our space segment is inherently redundant and service quality is not significantly affected by an individual satellite failure, although service quality could be significantly affected by multiple satellite failures. Our system has experienced minor degradation over time, equal to less than 3% over the past five years (excluding three satellites that have slightly lower commercial service capability). The 3% degradation is primarily due to battery capacity reduction. We have and expect to continue to develop operational procedures to minimize the impact for providing messaging services with degraded batteries.

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

Gateway Health

The gateway earth stations in the United States are performing well. We continue to perform infrastructure upgrades including software upgrades which improved power conditioning and remote monitoring. In general, our international gateway control centers are stable. Our gateway control centers all regularly exceeded 98% availability on a month-to-month basis. The majority of the international gateway earth stations are performing well. In 2009, the international gateway earth stations located in Malaysia, South America and Kazakhstan experienced intermittent outages. We refurbished and replaced numerous components at the Malaysian gateway earth station which has resolved the intermittent outages. In 2010, we expect to perform similar refurbishment activities at the Kazakhstan and South American gateway earth stations.

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

Regulation of Our System in the United States

FCC authorization

Any entity seeking to construct, launch, or operate a commercial satellite system in the United States must first be licensed by the U.S. Federal Communications Commission (“FCC”). ORBCOMM License Corp., a wholly owned subsidiary of ours, holds the satellite constellation license originally issued to ORBCOMM Global L.P. in 1994 (which we refer to as the Space Segment License). Pursuant to an application we filed on May 31, 2007, the Space Segment License was most recently modified by the FCC on March 21, 2008, and currently authorizes the operation of the first generation ORBCOMM satellites, the construction, launch and operation a total of 24 ORBCOMM next-generation replacement satellites, as well any required construction, launch an operation during the term of the license of additional technically identical replacement satellites. ORBCOMM License Corp. also holds additional FCC licenses to: (1) operate four United States gateway earth stations; and (2) deploy and operate up to 1,000,000 subscriber communicators in the United States. We believe that our system is currently in full compliance with all applicable FCC rules, policies, and license conditions. We also believe that we will continue to be able to comply with all applicable FCC requirements, although we cannot assure you that it will be the case.

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

The FCC has notified the ITU that our system was initially placed in service in April 1995 and that it has operated without any substantiated complaints of interference since that time. The FCC has also informed the ITU that our system has successfully completed its coordination with all countries other than Russia. We expect that we will successfully complete the ITU coordination process with Russia in the future, at which time the complete system will be formally registered in the MIFR. On September 27, 2007, the FCC transmitted an Advance Publication submission to the ITU relating to the CDS, the quick-launch satellites and the next-generation satellites; the first step in the international coordination process for our new satellites. If design modifications to future system satellites entail substantial changes to the frequency utilization by the subject system component(s), additional international coordination may be required or reasonably deemed advisable. However, we believe that ITU coordination can be successfully completed in all circumstances where such coordination is required, although we cannot assure you that we will successfully complete such ITU coordination. Failure to complete requisite ITU coordination could have a material adverse effect on our business. Regardless, to date, and to our best knowledge, the system has not caused harmful interference to any other radio system, or suffered harmful interference from any other radio system.

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

Employees

As of December 31, 2009, we had 101 full-time employees. Our employees are not covered by any collective bargaining agreements and we have not experienced a work stoppage since our inception. We believe that our relationship with our employees is good.

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

Executive Officers of the Registrant

Certain information regarding our executive officers is provided below:

Name	Age	Position(s)

Marc J. Eisenberg	43	Chief Executive Officer and President
Robert G. Costantini	50	Executive Vice President and Chief Financial Officer
John J. Stolte, Jr.	50	Executive Vice President — Technology and Operations
Christian G. Le Brun	42	Executive Vice President and General Counsel
Brian J. Bell	43	Executive Vice President — Sales and Marketing

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

Brian J. Bell is our Executive Vice President, Sales and Marketing, a position he has held since joining the Company on July 1, 2009. From 2007 to 2009, he served as Regional Head of Sales for British Telecom, where he was responsible for strategy, development and management of their Global Partners sales organization in North America. From January 2004 to September 2007, Mr. Bell was Executive Director of Sales with Verizon Business where he managed a sales and support organization responsible for some of Verizon’s largest and most complex accounts including IBM, CSC, Northrop Grumman and the Federal Aviation Administration. From 1996-2004, Mr. Bell held various senior management roles at IBM, Winstar Communications and Internap where he successfully developed large account sales teams, global distribution alliances and channel marketing programs with an emphasis on launching new business initiatives and developing new geographic markets. Mr. Bell started his career in 1990 at MCI Communications, where he held positions of increasing responsibility in finance and sales management.

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

Recent global economic conditions, including concerns about a continued global recession, tightening of credit and capital markets and failures or material business deteriorations of financial institutions and other entities, have resulted in unprecedented government intervention in the U.S., Europe and other regions of the world. In addition, the market turmoil and tightening of credit have led to lack of customer confidence, increased market volatility and a reduction of general business activity. If these conditions continue or worsen, risks to us include:

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

Our business plan depends on both increased demand for mobile satellite services and our ability to successfully implement it.

Our business plan is predicated on growth in demand for M2M and AIS mobile data satellite services. Demand for such satellite services may not grow, or may even contract, either generally or in particular geographic markets, for particular types of services or during particular time periods. A lack of demand could impair our ability to sell products and services, develop and successfully market new products and services and could exert downward pressure on prices. Any decline in prices would decrease our revenues and profitability and negatively affect our ability to generate cash for investments and other working capital needs.

Our ability to successfully implement our business plan will also depend on a number of other factors, including:

•	our ability to maintain the health, capacity and control of our existing satellite network;

•	the ability of our vendors to successfully complete the design, build and launch of our next-generation satellites and related ground infrastructure, products and services and, once launched, our ability to maintain the health, capacity and control of such satellite constellation;

•	the level of market acceptance and demand for our products and services;

•	our ability to introduce innovative new products and services that satisfy market demand;

•	our ability to sell our products and services in additional countries;

•	the ability of our OEMs, VARs and IVARs to market and distribute their products, services and applications effectively and their continued development of innovative and improved solutions and applications for our products and services;

•	the effectiveness of our competitors in developing and offering similar services and products; and

•	our ability to maintain competitive prices for our products and services and control costs.

We have incurred substantial operating losses and are incurring net losses. We anticipate additional future losses. We must increase our revenues to become profitable.

We have had annual net losses since our inception, including a net loss of $3.4 million for fiscal year 2009 and at December 31, 2009, we had an accumulated deficit of $71.4 million. Our future results will continue to reflect significant operating expenses, including expenses associated with expanding our sales and marketing efforts, maintaining the infrastructure to operate as a public company and the maintenance of existing gateway earth stations and satellite network ground segment facilities. As a result, we may incur additional operating losses and net losses in the future. The continued development of our business also will require additional capital expenditures for, among other things, the development, construction, launch and insurance for our next-generation satellites, and the installation of additional gateway earth stations and associated satellite network ground segment facilities around the world, as well as the maintenance of existing gateway earth stations and satellite network ground segment facilities that we own and operate. Accordingly, as we make these capital investments, our future results will include greater depreciation and amortization expense which reflect the full cost of acquiring these new assets.

In order to become profitable, we must increase revenue. Revenue will depend on the success of our resellers and acceptance of our products and services by end-users in current markets, as well as in new geographic and industry markets. We may not become profitable and we may not be able to sustain such profitability, if achieved.

We may need additional capital to complete our capital expenditure plans, which may not be available to us when we need it on favorable terms, or at all. Our next-generation satellites may not be completed on time, and the costs associated with it may be greater than expected.

If our future cash flows from operations are less than expected or if our capital expenditures exceed our spending plans, either in terms of aggregate amount or timing, our existing sources of liquidity, including cash and cash equivalents on hand and cash generated from sales of our products and services may not be sufficient to fund our anticipated operations, capital expenditures (including the deployment of additional satellites), working capital and other financing requirements. If we continue to incur operating losses in the future, we may need to reduce further our operating costs or obtain alternate sources of financing, or both, to remain viable and, in particular, to fund the design, construction, launch and insurance for our next-generation satellites. We cannot assure you that we will have access to additional sources of capital on favorable terms or at all.

We estimate that the aggregate costs associated with the design, building launch and insurance of our next-generation satellites and related infrastructure upgrades will be approximately $200 million, approximately $50 million of which has been paid. We may not complete our next-generation satellites and related infrastructure, products and services on time, on budget or at all. The design, manufacture and launch of satellite systems are highly complex and historically have been subject to delays and cost overruns. The deployment of our next-generation satellites may suffer from delays, interruptions or increased costs due to many factors, some of which may be beyond our control, including:

•	lower than anticipated internally generated cash flows;

•	engineering or manufacturing performance falling below expected levels of output or efficiency;

•	denial or delays in receipt of regulatory approvals or non-compliance with conditions imposed by regulatory authorities;

•	the breakdown or failure of equipment or systems;

•	non-performance by third-party contractors, including the prime system contractor and associated subcontractors;

•	the inability to license necessary technology on commercially reasonable terms or at all;

•	use of a new or unproven launch vehicle;

•	launch delays or failures or in-orbit satellite failures once launched or the decision to manufacture additional replacement satellites for future launches;

•	labor disputes or disruptions in labor productivity or the unavailability of skilled labor;

•	Changes in project scope;

•	additional requirements imposed by changes in laws; and

•	severe weather or catastrophic events such as fires, earthquakes, storms or explosions.

If any of the above events occur, they could have a material adverse effect on our ability to continue to deploy our next-generation satellites and related infrastructure, products and services.

We incur significant costs as a result of operating as a public company, and our management devotes substantial time to new compliance requirements.

We incur significant legal, accounting and other expenses as a public company, including costs resulting from regulations regarding corporate governance practices. For example, the listing requirements of The Nasdaq Global Market require that we satisfy certain corporate governance requirements relating to independent directors, audit committees, distribution of annual and interim reports, stockholder meetings, stockholder approvals, solicitation of proxies, conflicts of interest, stockholder voting rights and codes of conduct. Our management and other personnel devote a substantial amount of time to these compliance requirements. Moreover, these rules and regulations have increased our legal and financial compliance costs and will make some activities more time-consuming and costly. Further, these rules and regulations could make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

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

Our business plan assumes that potential customers and end-users will accept certain limitations inherent in our system. For example, our satellite system is optimized for small packet, or narrowband, data transmissions, is subject to certain delays in the relay of messages, referred to as latencies, and may be subject to certain line-of-sight limitations between our satellites and the end-user’s subscriber communicator. In addition, our satellite system is not capable of handling voice traffic. Certain potential end-users, particularly those requiring full time, real-time communications and those requiring the transmission of large amounts of data or voice traffic, may find such limitations unacceptable. Furthermore, our satellite-based AIS system does not receive all AIS transmission signals on AIS equipped vessels in a given day due to signal collisions and co-channel interference of AIS transmissions, particularly in areas with a high density of AIS equipped vessels such as ports.

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

Competition in the telecommunications industry is intense, fueled by rapid, continuous technological advances and alliances between industry participants seeking to capture significant market share. We face competition from numerous existing and potential alternative telecommunications products and services provided by various large and small companies, including sophisticated two-way satellite-based data and voice communication services and next-generation digital cellular services, such as GSM and 3G, which has influenced the price at which our VARs and other service providers offer our services. The provision of satellite based data services and products is subject to downward price pressure to expand their respective market share. Recently, competition from Iridium, Inmarsat and, to a lesser extent, Globalstar, three global satellite communication services operators, has been increasing with respect to low speed data service. In addition, a continuing trend toward consolidation and strategic alliances in the telecommunications industry could give rise to significant new competitors, and foreign competitors may benefit from government subsidies, or other protective measures, afforded by its home country. Some of these competitors may provide more efficient or less expensive services than we are able to provide, which could reduce our market share and adversely affect our revenues and business.

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

We have conducted commercial operations since April 2001, when we acquired substantially all of our current communications system from ORBCOMM Global L.P. and its subsidiaries. In addition, we recently commenced the commercialization of our new satellite-based AIS service and four of our six satellites recently launched with AIS capability have failed and are no longer able to provide service. Our prospects and ability to implement our current business plan, including our ability to provide commercial two-way data communications service in key markets on a global basis and to generate revenues and positive operating cash flows, will depend on our ability to, among other things:

•	successfully operate and maintain our remaining two quick-launch satellites with AIS capability in light of the failure of the other quick-launch satellites of identical design, and successfully design, construct, launch, place in commercial service, operate and maintain our next-generation satellites in a timely and cost-efficient manner;

•	develop licensing and distribution arrangements in key markets within and outside the United States sufficient to capture and retain an adequate customer base;

•	install the necessary ground infrastructure and obtain and maintain the necessary regulatory and other approvals in key markets outside the United States, by our own efforts or through our existing or future international licensees, to expand our business internationally; and

•	successfully attract and maintain manufacturers that provide for the timely design, manufacture and distribution of subscriber communicators in sufficient quantities, with appropriate functional characteristics and at competitive prices, for various applications.

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

The CDS and three quick-launch satellites experienced anomalies that subsequently resulted in a loss of contact with these satellites, which could also occur with the two remaining quick-launch satellites of the same design. Any additional losses of these satellites could have a major impact on our plans to replenish and extend the operating life of our satellite constellation.

Even if we can determine the root cause and establish operations procedures, if any, to preclude similar failures from occurring on the remaining two quick-launch satellites that are of the same design, we may not be able to prevent a similar occurrence from happening on the remaining two quick-launch satellites.

Our plans to extend the operating life of our network are dependent on the health of our satellites, and the failure of the CDS and other quick-launch satellites could have a significant impact on the operating life of our network. The continued operation of the remaining two deployed quick-launch satellites is important to us to leverage our work with AIS to then resell AIS data collected by our satellites, as well as to augment our current satellite constellation. In addition, these new satellites were intended to supplement and ultimately replace our existing Plane A satellites and are important to maintain adequate service levels and to provide additional capacity for future subscriber growth. A failure of our remaining deployed quick-launch satellites could materially adversely affect our business, financial condition and results of operations. We are relying on these satellites to provide AIS data service. If these satellites also fail, we will not be able to provide AIS data service, including under existing contracts, unless we are able to procure other AIS data from third parties or until the launch of our AIS payload equipped next-generation satellites. See “The ORBCOMM Communications System — System Status” for a description of the status of our communications network.

Our success in generating sufficient cash from operations to fund a portion of the cost of constructing, launching and insuring our next-generation satellites will depend in part on the market acceptance and success of our new AIS data service, which may not occur.

We recently commenced the commercialization of our satellite-based AIS service to receive and report AIS transmissions to be used for ship tracking and other navigational activities, and have been working closely with the U.S. Coast Guard on the AIS project. Four of our six satellites launched with AIS capability have failed and are no longer able to provide service. We intend to market AIS data received from the remaining two quick-launch satellites as well as our next-generation satellites to other U.S. and international government agencies, as well as to companies whose businesses require such information. We are currently relying on the two remaining quick launch satellites to provide AIS data service. If these satellites also fail, we will not be able to provide AIS data service, including under existing contracts, unless we are able to procure other AIS data from third parties or until the launch of our AIS payload equipped next-generation satellites.

The market for our satellite-based AIS service is new and untested. We cannot predict with certainty the potential demand for the services we plan to offer or the extent to which we will be able to meet that demand. Although we believe the market for satellite-based AIS service is significant, the actual size of the market is unknown and subject to significant uncertainty. Demand for our AIS data service offerings in general, in particular geographic markets, for particular types of services or during particular time periods may not enable us to generate sufficient positive cash flow to fund a portion of the cost of our next-generation satellites. Among other things, end-user acceptance of our AIS data service offerings will depend upon:

•	our ability to maintain commercially acceptable AIS service from the remaining two quick-launch satellites in light of the failure of the other quick-launch satellites of identical design.

•	the actual size of the addressable market;

•	our ability to provide attractive service offerings at competitive prices to our target markets;

•	the effectiveness of our competitors in developing and offering alternative technologies or lower priced services; and

•	general and local economic conditions.

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

Significant customers such as the AI subsidiary of I.D. Systems, Inc. (formerly a division of GE), represented 17.0% and 19.3% of our revenues in 2009 and 2008, respectively, Caterpillar, and Hitachi represent a substantial portion of our revenues in 2009 and 2008, and are expected to represent a substantial portion of our revenues in the near future. We expect AI to continue to represent a substantial part of our revenues in the near future. As a result, the loss of these customers or any other major customer, or decline or slowdown in the growth in business of these customers or any other significant customer, which could occur at any time, could have a material adverse effect on our business, financial condition and results of operations. In addition, because service revenue depends either partially or entirely on the usage of the ORBCOMM System by our customers and end users, the decline or slowdown in the growth of usage patterns of AI or any other significant customer, which could occur at any time and with or without a reduction in the number of billable subscriber communicators activated on the ORBCOMM System by such customers, could have a material adverse effect on our business, financial condition and results of operations.

If our international licensees and country representatives are not successful in establishing their businesses outside of the United States, the prospects for our business will be limited.

Outside of the United States, we rely in part on international licensees and country representatives to establish businesses in their respective territories, including obtaining and maintaining necessary regulatory and other approvals as well as managing local VARs. International licensees and country representatives may not be successful in obtaining and maintaining the necessary regulatory and other approvals to provide our services in their assigned territories and, even if those approvals are obtained and maintained, international licensees and/or country representatives may not be successful in developing a market and/or distribution network within their territories. Certain of the international licensees and/or country representatives are, or are likely to be, newly formed or small ventures with limited or no operational history and limited financial resources, and any such entities may not be successful in their efforts to secure adequate financing and to continue operating. In addition, in certain countries and territories outside the United States, we rely on international licensees and country representatives to operate and maintain various components of our system, such as gateway earth stations. These international licensees and country representatives may not be successful in operating and maintaining such components of our communications system and may not have the same financial incentives as we do to maintain those components in good repair.

Some of our international licensees and country representatives are experiencing significant operational and financial difficulties and have in the past defaulted on their obligations to us.

Many of our international licensees and country representatives were also international licensees and country representatives of our predecessor company and, as a consequence of the bankruptcy of ORBCOMM Global L.P., they were left in many cases with significant financial problems, including significant debt and insufficient working capital. Certain of our international licensees and country representatives (including in Korea, Malaysia, Mexico, South America and Africa, and to a lesser extent, Europe) have not yet been able to successfully or adequately reorganize or recapitalize themselves and as a result have continued to experience significant material difficulties, including the failure to pay us for our services. To date, several of our licensees and country representatives have had difficulty in paying their usage fees and have not paid us or have paid us at reduced rates and in cases where collectibility is not reasonably assured, we have not reflected invoices issued to such licensees and country representatives in our revenues or accounts receivable. The ability of these international licensees and country representatives to pay their obligations to us may be dependent, in many cases, upon their ability to successfully restructure their business and operations or raise additional capital. In addition, we have from time to time had disagreements with certain of our international licensees related to these operational and financial difficulties. To the extent these international licensees and country representatives are unable to reorganize and/or raise additional capital to execute their business plans on favorable terms (or are delayed in doing so), our ability to offer services internationally and recognize revenue will be impaired and our business, financial condition and results of operations may be adversely affected.

As a result of these difficulties experienced by our international licensees, we have and expect to continue to acquire their operations and, where permissible, seek to maintain control of international licensees through majority ownership. Although we have implemented a strategy for the acquisition of certain independent licensees and gateway earth station operators when circumstances permit, we may not be able to continue to implement this strategy on favorable terms and may not be able to realize the additional efficiencies that we anticipate from this strategy. In some regions it is impracticable to acquire the independent gateway earth station operators either because local regulatory requirements or business or cultural norms do not permit an acquisition, because the expected revenue increase from an acquisition would be insufficient to justify the transaction, or because the independent gateway earth station operator will not sell at a price acceptable to us. In those regions, our revenue and profits may be adversely affected if those independent gateway earth station operators do not fulfill their own business plans to increase substantially their sales of services and products.

While expanding our international operations would advance our growth, it would also increase numerous risks, including:

•	difficulties in penetrating new markets due to established and entrenched competitors;

•	difficulties in developing products and services that are tailored to the needs of local customers;

•	lack of local acceptance or knowledge of our products and services;

•	lack of recognition of our products and services;

•	unavailability of or difficulties in establishing relationships with distributors;

•	significant investments, including the development and deployment of dedicated gateway earth stations or other ground infrastructure as certain countries require physical gateways within their jurisdiction to connect the traffic coming to and from their territory;

•	instability of international economies and governments;

•	changes in laws and policies affecting trade and investment in other jurisdictions;

•	exposure to varying legal standards, including intellectual property protection and foreign state ownership laws, in other jurisdictions;

•	difficulties in obtaining required regulatory authorizations;

•	difficulties in enforcing legal rights in other jurisdictions;

•	local domestic ownership requirements;

•	changing and conflicting national and local regulatory requirements; and

•	foreign currency exchange rates and exchange controls.

These risks could affect our ability to successfully compete and expand internationally. The prices for most of our products and services are denominated in U.S. dollars. Any appreciation of the U.S. dollar against other currencies will increase the cost of our products and services to our international customers and, as a result, may reduce the competitiveness of our international offerings and make it more difficult for us to grow internationally.

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

Our business may be materially and adversely affected if Stellar’s agreement with Delphi Corporation is terminated or modified. If our agreements with third party manufacturers are, or Stellar’s agreement with Delphi Corporation is, terminated or expire, our search for additional or alternate manufacturers could result in significant delays, added expense and an inability to maintain or expand our customer base. Any of these events could require us to take unforeseen actions or devote additional resources to provide our services and could harm our ability to compete effectively.

There are currently three manufacturers of subscriber communicators, including Stellar, Quake Global, Inc., or Quake, and Digi International, which acquired Mobile Applitech’s business. In addition, Sierra Wireless is manufacturing a model of dual-mode subscriber communicator (GSM cellular and ORBCOMM) based on a licensing arrangement with Digi International with respect to the ORBCOMM communications component. If our agreements with third party manufacturers, including our subscriber communicator manufacturing agreements with Quake or Digi International are terminated or expire, our search for additional or alternate manufacturers could result in significant delays in customers activating subscriber communicators on our communications system, added expense for our customers and our inability to maintain or expand our customer base.

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

Our management team is subject to a variety of demands for its attention and rapid growth which could further strain our management and other resources and have a material adverse effect on our business, financial condition and results of operations.

We currently face a variety of challenges, including maintaining the infrastructure and systems necessary for us to operate as a public company, addressing our potential litigation matters and managing the growth of our business. Our recent growth and expansion has increased the responsibilities of our management team. Any litigation, regardless of the merit or resolution, could be costly and divert the efforts and attention of our management. As we continue to expand, we may further strain our management and other resources. Our failure to meet these challenges as a result of insufficient management or other resources could have a material adverse effect on our business, financial condition and results of operations.

Pursuing strategic transactions may cause us to incur additional risks.

We may pursue acquisitions, joint ventures or other strategic transactions on an opportunistic basis. We may face costs and risks arising from any such transactions, including integrating a new business into our business or managing a joint venture. These risks may include legal, organizational, financial, loss of key customers and distributors and diversion of management’s time.

In addition, if we were to choose to engage in any major business combination or similar strategic transaction, we may require significant external financing in connection with the transaction. Depending on market conditions, investor perceptions of our company and other factors, we may not be able to obtain capital on acceptable terms, in acceptable amounts or at appropriate times to implement any such transaction. Any such financing, if obtained, may further dilute existing stockholders.

We may be subject to litigation proceedings that could adversely affect our business.

We may be subject to legal claims or regulatory matters involving stockholder, consumer, antitrust and other issues. As described in “Item 3. Legal Proceedings”, we have been involved in a number of litigation matters including a class action lawsuit that was settled by our insurance provider in 2009. Litigation is subject to inherent uncertainties, including increases in demands for attention on our management team, and unfavorable rulings could occur. An unfavorable ruling could include money damages. If an unfavorable ruling were to occur, it could have a material adverse effect on our business and results of operations for the period in which the ruling occurred or future periods.

Our business is characterized by rapid technological change and we may not be able to compete with new and emerging technologies.

We operate in the telecommunications industry, which is characterized by extensive research and development efforts and rapid technological change. New and advanced technology which can perform essentially the same functions as our messaging and AIS service (though without global coverage), such as digital cellular networks (GSM and 3G), direct broadcast satellites, new deployed satellites of competing low-earth orbit satellite systems and other forms of wireless transmission, are in various stages of development by others in the industry. These technologies are being developed, supported and rolled out by entities that may have significantly greater resources than we do. These technologies could adversely impact the demand for our services. Research and development by others may lead to technologies that render some or all of our services non-competitive or obsolete in the future.

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

Our business would be harmed if our international licensees and country representatives fail to acquire and retain all necessary regulatory approvals; We are currently unable to offer service in important regions of the world due to regulatory requirements, which is limiting our growth and our ability to compete.

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

Our ability to provide service in certain regions is limited by local regulations as some countries, like China, India and Russia, have specific regulatory requirements such as local domestic ownership requirements or requirements for physical gateway earth stations or other ground infrastructure within their jurisdiction to connect traffic coming to and from their territory. While we are currently in discussions with parties in these countries to satisfy these regulatory requirements, we may not be able find an acceptable local partner or reach an agreement to develop additional gateway earth stations or other ground infrastructure or the cost of developing and deploying such infrastructure may be prohibitive, which could impair our ability to expand our product and service offerings in such areas and undermine our value for potential users who require service in these areas. The inability to offer to sell our products and services in all major international markets could impair our international growth. In addition, the construction of such gateway earth stations or other ground infrastructure in foreign countries may require us to comply with certain U.S. regulatory requirements which may contravene the laws or regulations of the local jurisdiction.

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

We do not currently maintain in-orbit or other insurance for our satellites.

We do not currently maintain in-orbit insurance coverage for our satellites to address the risk of potential systemic anomalies, failures or catastrophic events affecting the existing satellite constellation. We obtained in-orbit insurance for the CDS and five quick-launch satellites for total loss or constructive total loss as defined under the terms of the policy. On December 10, 2009, we and the third party insurers entered into a settlement and release agreement to settle all claims related to the CDS and the five quick-launch satellites for $44.3 million.

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

The price, terms and availability of insurance have fluctuated significantly since we began offering commercial satellite services. The cost of obtaining insurance can vary as a result of either satellite failures or general conditions in the insurance industry. Insurance policies on satellites may not continue to be available on commercially reasonable terms, or at all. In addition to higher premiums, insurance policies may provide for higher deductibles, shorter coverage periods and additional satellite health-related policy exclusions. An uninsured failure of one or more of our satellites could have a material adverse effect on our financial condition and results of operations. In addition, higher premiums on insurance policies would increase our costs, thereby reducing our operating income by the amount of such increased premiums. Moreover, if we were to determine in the future that the terms of any particular insurance is economically unfavorable or unfeasible after taking into account factors such as cost of the insurance and scope of insurance exclusions and limitations, we may elect to self insure against losses of such satellites.

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

If we become subject to unanticipated domestic or foreign tax or fee liabilities, it could materially increase our costs.

We operate in various tax jurisdictions. We believe that we have complied in all material respects with our obligations to pay taxes in these jurisdictions. However, our position is subject to review and possible challenge by the taxing authorities of these jurisdictions. If the applicable taxing authorities were to challenge successfully our current tax positions, or if there were changes in the manner in which we conduct our activities, or changes in the interpretation or application of existing laws, we could become subject to material unanticipated tax or fee liabilities. We may also become subject to additional tax or fee liabilities as a result of changes in tax laws, which could in certain circumstances have a retroactive effect.

Risks Related to our Technology

New satellites are subject to launch failures, delays and cost overruns, the occurrence of which can materially and adversely affect our operations and business.

Satellites are subject to certain risks related to failed or delayed launches. Launch failures result in significant delays in the deployment of satellites because of the need both to construct replacement satellites, and to obtain other launch opportunities. Launch delays can be caused by a number of factors, including delays in manufacturing satellites, preparing satellites for launch, securing appropriate launch vehicles or obtaining regulatory approvals. We intend to conduct various satellite launches for our next-generation satellites that could commence as early as the fourth quarter of 2010 to replenish existing satellites and to augment the existing constellation in order to expand the messaging capacity of our network and improve the service level of our network. Any launch failures of our additional satellites could result in delays of at least six to nine months from the date of the launch failure until additional satellites under construction are completed and their launches are achieved. Such delays would have a negative impact on our future growth and would materially and adversely affect our business, financial condition and results of operations.

Our satellites have a limited operating life; a number of our recently launched satellites have failed and others have degraded over time resulting in increased system latencies. If we are unable to deploy replacement satellites, our services will be harmed and materially and adversely affect our operations and business.

The majority of our first-generation satellites were placed into orbit between 1997 and 1999. Our first-generation satellites have an average operating life of approximately nine to twelve years after giving effect to certain operational changes and software updates. On June 19, 2008, we launched five of the six quick-launch satellites together with our CDS in a single mission to supplement and ultimately replace our existing Plane A satellites and we plan launch our next-generation satellites that could commence as early as the fourth quarter of 2010. In addition to supplementing and replacing our first-generation satellites, these satellites were also intended to expand the capacity of our communications system. Four of our six recently deployed satellites have failed and are no longer able to provide service. The failure of our two remaining deployed quick-launch satellites, which are of the same design of the failed quick-launch satellites, could materially adversely affect our business, financial condition and results of operations. We are relying on these satellites to provide AIS data service. If these satellites also fail, we will not be able to provide AIS data service, including under existing contracts, unless we are able to procure other AIS data from third parties or until the launch of our AIS payload equipped next-generation satellites. These satellite failures combined with the aging of our first generation satellites have resulted in increased system latencies, which have resulted and may continue to result in our customers or potential customers delaying deployments or using a competing wireless data network.

While we expect that our current constellation to provide a commercially acceptable level of satellite messaging service through the scheduled launch of our next-generation satellites, we cannot guarantee we will be able to provide such level of service through such launches of our next-generation satellites. Also, our satellites have already exceeded their original design lives and the actual remaining useful lives of our satellites may be shorter than we expect. If we are unable to effectively develop and deploy our next-generation satellites before our current constellation ceases to provide a commercially acceptable level of service our business will suffer.

We are dependent on a limited number of suppliers to provide the payload, bus and launch vehicle for our next-generation satellites and any increased cost, delay or disruption in the supply of these components and related services will adversely affect our ability to replenish our satellite constellation and adversely impact our business, financial condition and results of operations.

In 2008, we entered into an agreement with Sierra Nevada Corporation (“SNC”) to design and manufacture 18 next-generation satellites. In 2009, we entered into a commercial launch services agreement with Space Exploration Technologies Corp. (“SpaceX”) to provide launch services using multiple SpaceX Falcon 1e launch vehicles for the carriage into low-Earth orbit of our 18 next-generation satellites being constructed by SNC. Our reliance on these suppliers for their services involves significant risks and uncertainties, including whether our suppliers will provide an adequate supply of required components of sufficient quality, will charge the agreed upon prices for the components or will perform their obligations on a timely basis. If any of our suppliers becomes financially unstable, we may have to find a new supplier. There are a limited number of suppliers for communication satellite components and related services and the lead-time required to qualify a new supplier may take several months. There are only a limited number of suppliers to launch our satellites. There is no assurance that a new supplier will be found on a timely basis, or at all, if any one of our suppliers ceases to supply their services for our satellites or cease to provide launch services.

Any delay in our launch schedule could adversely affect our ability to provide communications services, particularly as the health of our current satellite constellation declines and we could lose current or prospective customers as a result of service interruptions. The loss of any of our satellite suppliers or delay in our launch schedule or any significant increase in costs in our next-generation satellite program could have a material adverse effect on our business, financial condition and results of operations.

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

We have experienced, and may in the future experience, anomalies in some of the categories described above, including with respect to the CDS and five quick-launch satellites. See “The ORBCOMM Communications System — System Status — Satellite Impairments and Insurance Recovery”. The continued operation of the remaining two deployed quick-launch satellites is important to us to leverage our work with AIS to then resell AIS data collected by our satellites, as well as to augment our current satellite constellation. In addition, these new satellites were intended to supplement and ultimately replace our existing Plane A satellites and is important to maintain adequate service levels and to provide additional capacity for future subscriber growth. A failure of any of our remaining deployed quick-launch satellites could materially adversely affect our business, financial condition and results of operations.

The effects of these anomalies include, but are not limited to, failure of the satellite, degraded communications performance, reduced power available to the satellite in sunlight and/or eclipse, battery overcharging or undercharging and limitations on satellite communications capacity. Some of these effects may be increased during periods of greater message traffic and could result in our system requiring more than one attempt to send messages before they get through to our satellites. Although these effects do not result in lost messages, they could lead to increased messaging latencies for the end-user and reduced throughput for our system. See “The ORBCOMM Communications System — System Status — Network Capacity” for a description of our network capacity. While we have already implemented a number of system adjustments we cannot assure you that these actions will succeed or adequately address the effects of any anomalies in a timely manner or at all.

A total of 35 first generation satellites were launched by ORBCOMM Global L.P. and of these, a total of 27 remain operational. Our Plane F polar satellite, one of the original prototype first generation satellites launched in 1995, was retired in April 2007 due to intermittent service. Two additional satellites (one from each of Plane B and Plane D) were retired in 2008 also due to intermittent service. The other five satellites that are not operational experienced failures early in their lifetime and the previous mission ending satellite failure affecting our system occurred in October 2000, prior to our acquisition of the satellite constellation. The absence of these eight satellites can increase system latency and decrease overall capacity. While certain software deficiencies may be corrected remotely, most, if not all, of the satellite anomalies or debris collision damage cannot be corrected once the satellites are placed in orbit. See “The ORBCOMM Communications System — System Status — First Generation” for a description of the operational status and anomalies that affect our satellites. We may experience additional anomalies in the future, whether of the types described above or arising from the failure of other systems or components, and operational redundancy may not be available upon the occurrence of such an anomaly.

Our system could fail to perform or perform at reduced levels of service because of technological malfunctions, satellite failures or deficiencies or events outside of our control, which would seriously harm our business and reputation.

Our system is exposed to the risks inherent in a large-scale, complex telecommunications system employing advanced technology. Any disruption to our services, information systems or communication networks or those of third parties into which our network connects could result in the inability of our customers to receive our services for an indeterminate period of time. Satellite anomalies and other technical and operational deficiencies of our communications system described in this Annual Report on Form 10-K could result in system failures or reduced levels of service. In addition, certain components of our system are located in foreign countries, and as a result, are potentially subject to governmental, regulatory or other actions in such countries which could force us to limit the operations of, or completely shut down, components of our system, including gateway earth stations or subscriber communicators. Any disruption to our services or extended periods of reduced levels of service could, and increased latencies in our satellite network delivering messages have and could continue to, cause us to lose customers or revenue, result in delays or cancellations of future implementations of our products and services, result in failure to attract customers or could result in litigation, customer service or repair work that would involve substantial costs and distract management from operating our business. The failure of any of the diverse and dispersed elements of our system, including our satellites, our network control center, our gateway earth stations, our gateway control centers or our subscriber communicators, to function and coordinate as required could render our system unable to perform at the quality and capacity levels required for success. Any system failures or extended reduced levels of service could reduce our sales, increase costs or result in liability claims and seriously harm our business.

We do not currently have back-up facilities for our network control center. In the event of a general failure at our network control center, our system will be disrupted and our operations will be harmed.

The core control segment of our system is housed at our primary ISP providers’ data center located in Sterling, Virginia. We currently do not have back-up facilities for certain essential command and control functions that are performed by our network control center, and as a result, our system and business operations remain vulnerable to the possibility of a failure at our network control center. There would be a severe disruption to the functionality of our system in the event of a failure at our network control center. Although we plan to install a back-up network control center in 2010, there can be no assurance that we will be able to complete the installation on a timely basis or that such a back-up network would eliminate disruption to our system in the event of a failure.

All operational satellites are subject to the possibility to be impacted by space debris or another spacecraft.

Collisions with space debris or other spacecraft, could materially affect system performance and our business. Our satellites do not have the ability to actively maneuver to avoid potential impact by space debris or other satellites. On February 10, 2009 a satellite owned by Iridium Satellite LLC and Russia’s Cosmos collided in an orbital altitude similar to ours causing an increase in risk of space debris damaging or interfering with the operation of our satellites.

Much of the hardware and software we use in operating our gateway earth stations was designed and manufactured over ten years ago and could be more difficult and expensive to service, upgrade or replace.

Much of the hardware and software we use in operating our gateway earth stations was designed and manufactured over ten years ago and portions are becoming obsolete. As they continue to age, they may become less reliable and will be more difficult and expensive to service, upgrade or replace. Although we maintain inventories of some spare parts, it nonetheless may be difficult or impossible to obtain all necessary replacement parts for the hardware. Our business plan contemplates updating or replacing some of the hardware and software in our network, however, the age of our existing hardware and software may present us with technical and operational challenges that complicate or otherwise make it not feasible to carry out our planned upgrades and replacements, and the expenditure of resources, both from a monetary and human capital perspective, may exceed our estimates. Without upgrading and replacing our equipment, obsolescence of the technologies that we use could have a material adverse affect on our revenues, profitability and liquidity.

Technical or other difficulties with our gateway earth stations could harm our business.

Our system relies in part on the functionality of our gateway earth stations, some of which are owned and maintained by third parties. While we believe that the overall health of the majority of our gateway earth stations remains stable, we have and may continue to experience technical difficulties or parts obsolescence with our gateway earth stations which negatively impact service in the region covered by that gateway earth station. Certain problems with these gateway earth stations have and may continue to reduce their availability and negatively impact the performance of our system in that region. For example, the owner of the Malaysian gateway earth station has been unable to raise sufficient capital to properly maintain this gateway earth station. We are also experiencing commercial disputes with the entities that own the gateway earth stations in South America, Korea and Kazakhstan. In 2009, the international gateway earth stations located in Malaysia, South America and Kazakhstan experienced intermittent outages. We refurbished and replaced various components at the Malaysian gateway earth station to address the outages. In 2010, we expect to perform similar refurbishment activities at the Kazakhstan and South American gateway earth stations. In addition, due to regulatory and licensing constraints in certain countries in which we operate, we are unable to wholly-own or majority-own some of the gateway earth stations in our system located outside the United States. As a result of these ownership restrictions, we rely on third parties to own and operate some of these gateway earth stations. If our relationship with these third parties deteriorates or if these third parties are unable or unwilling to bear the cost of operating or maintaining the gateway earth stations, or if there are changes in the applicable domestic regulations that require us to give up any or all of our ownership interests in any of the gateway earth stations, our control over our system could be diminished and our business could be harmed.

Rapid and significant technological changes in the satellite communications industry may impair our competitive position and require us to make significant additional capital expenditures.

The space and communications industries are subject to rapid advances and innovations in technology. We expect to face competition in the future from companies using new technologies and new satellite systems. New technology could render our system obsolete or less competitive by satisfying customer demand in more attractive ways or through the introduction of incompatible standards. Particular technological developments that could adversely affect us include the deployment by our competitors of new satellites with greater power, flexibility, efficiency or capabilities than our current constellation or our next generation satellites, as well as continuing improvements in terrestrial wireless technologies. For us to keep up with technological changes and remain competitive, we may need to make significant capital expenditures. Customer acceptance of the products and services that we offer will continually be affected by technology-based differences in our product and service offerings compared to those of our competitors. New technologies may be protected by patents or other intellectual property laws and therefore may not be available to us. Any failure by us to implement new technology within our system may compromise our ability to compete.

Our networks and those of our third-party service providers may be vulnerable to security risks.

We expect the secure transmission of confidential information over public networks to continue to be a critical element of our operations. Our network and those of our third-party service providers and our customers may be vulnerable to unauthorized access, computer viruses and other security problems. Persons who circumvent security measures could wrongfully obtain or use information on the network or cause interruptions, delays or malfunctions in our operations, any of which could have a material adverse effect on our business, financial condition and results of operations. We may be required to expend significant resources to protect against the threat of security breaches or to alleviate problems, including reputational harm and litigation, caused by any breaches. Although we have implemented and intend to continue to implement security measures, these measures may prove to be inadequate and result in system failures and delays that could lower network operations center availability, which could harm our business.

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

The trading price of our common stock has been and may continue to be volatile and purchasers of our common stock could incur substantial losses. Further, our common stock has a limited trading history. Factors that could affect the trading price of our common stock include:

•	further failure of our current or future satellites or a delay in the launch of our next-generation satellites;

•	liquidity of the market in, and demand for, our common stock;

•	changes in expectations as to our future financial performance or changes in financial or subscriber growth estimates, if any, of market analysts;

•	actual or anticipated fluctuations in our results of operations, including quarterly results;

•	our financial or subscriber growth performance failing to meet the expectations of market analysts or investors;

•	our ability to raise additional funds to meet our capital needs;

•	the outcome of any litigation by or against us, including any judgments favorable or adverse to us;

•	conditions and trends in the end markets we serve and changes in the estimation of the size and growth rate of these markets;

•	announcements relating to our business or the business of our competitors;

•	investor perception of our prospects, our industry and the markets in which we operate;

•	changes in our pricing policies or the pricing policies of our competitors;

•	loss of one or more of our significant customers;

•	changes in governmental regulation;

•	changes in market valuation or earnings of our competitors;

•	investor perception of and confidence in capital markets and equity investments; and

•	general economic conditions.

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

In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted against that company. Such litigation has previously been instituted against us and could result in substantial costs and a diversion of management’s attention and resources, which could materially harm our business, financial condition, future results and cash flow.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock will continue to depend in part on the research and reports that securities or industry analysts publish about us or our business. In 2008, two securities firms ceased providing research coverage of our company and our business. In 2009, one additional securities firm ceased providing such research coverage. If we do not continue to maintain adequate research coverage or if one or more of the analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline.

We are subject to anti-takeover provisions which could affect the price of our common stock.

Our amended and restated certificate of incorporation and our bylaws contain provisions that could make it difficult for a third party to acquire us without the consent of our board of directors. These provisions do not permit actions by our stockholders by written consent and require the approval of the holders of at least 66 2/3% of our outstanding common stock entitled to vote to amend certain provisions of our amended and restated certificate of incorporation and bylaws. In addition, these provisions include procedural requirements relating to stockholder meetings and stockholder proposals that could make stockholder actions more difficult. Our board of directors is classified into three classes of directors serving staggered, three-year terms and may be removed only for cause. Any vacancy on the board of directors may be filled only by the vote of the majority of directors then in office. Our board of directors has the right to issue preferred stock with rights senior to those of the common stock without stockholder approval, which could be used to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our board of directors. Delaware law also imposes some restrictions on mergers and other business combinations between us and any holder of 15% or more for our outstanding common stock. Although we believe these provisions provide for an opportunity to receive a higher bid by requiring potential acquirers to negotiate with our board of directors, these provisions apply even if the offer may be considered beneficial by some stockholders and may delay or prevent an acquisition of our company.

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

We do not expect to pay dividends on our common stock in the foreseeable future.

We do not currently pay cash dividends on our common stock and, because we currently intend to retain all cash we generate to fund the growth of our business, we do not expect to pay dividends on our common stock in the foreseeable future. Any future dividend payments would be within the discretion of our board of directors and would depend on a variety of factors, including our results of operations, working capital requirements, capital expenditure requirements, financial condition, contractual restrictions, business opportunities, anticipated cash needs, provisions of applicable law and other factors that our board of directors may deem relevant. We may not generate sufficient cash from operations in the future to pay dividends on our common stock.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We currently lease approximately 7,000 and 30,000 square feet of office space in Fort Lee, New Jersey and Dulles, Virginia and sublease approximately 1,400 square feet of office space in Tokyo, Japan. In addition, we currently own and operate seven gateway earth stations at the following locations, four situated on owned real property and three on real property subject to leases:

Gateway	Real Property Owned or Leased	Lease Expiration

St. John’s, Arizona	Owned	n/a
Arcade, New York	Owned	n/a
Curaçao, Netherlands Antilles	Owned	n/a
Rutherglen Vic, Australia	Owned	n/a
Ocilla, Georgia	Leased	March 2013
Kitaura-town, Japan	Leased	March 2012
East Wenatchee, Washington	Leased	Month to Month

We currently own or lease real property sufficient for our business operations, although we may need to purchase or lease additional real property in the future.

Item 3.	Legal Proceedings

We discuss certain legal proceedings pending against the Company in the notes to the consolidated financial statements and refer you to that discussion for important information concerning those legal proceedings, including the basis for such actions and relief sought. See Note 18 to the consolidated financial statements for this discussion.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price of our Common Stock

Our common stock has traded on The Nasdaq Global Market under the symbol “ORBC”.

The following sets forth the high and low sales prices of our common stock, as reported on The Nasdaq Global Market from January 1, 2008 through December 31, 2009:

	High	Low

Year ended December 31, 2009
Quarter ended December 31, 2009	$3.23	$2.04
Quarter ended September 30, 2009	$2.89	$1.49
Quarter ended June 30, 2009	$2.13	$1.25
Quarter ended March 31, 2009	$2.96	$1.16
Year ended December 31, 2008
Quarter ended December 31, 2008	$5.14	$1.29
Quarter ended September 30, 2008	$6.86	$4.20
Quarter ended June 30, 2008	$6.87	$4.70
Quarter ended March 31, 2008	$6.38	$4.18

As of March 8, 2010, there were 505 holders of record of our common stock.

Warrants

During the year ended December 31, 2009, warrants to purchase 257,986 shares with a per share exercise price of $4.26 expired.

Dividend Payments and Policy

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

Stock Performance Graph

The graph set forth below compares the cumulative total shareholder return on our common stock between November 3, 2006 (the date of our initial public offering) and December 31, 2009, with the cumulative total result of (i) the Russell 2000 Index and (ii) the NASDAQ Telecommunications Index, over the same period. This graph assumes the investment of $100 on November 3, 2006 in our common stock, the Russell 2000 Index and the NASDAQ Telecommunications Index, and assumes the reinvestment of dividends, if any. The graph assumes the initial value of our common stock on November 3, 2006 was the closing sales price of $7.75 per share.

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

COMPARISON OF 38 MONTH CUMULATIVE TOTAL RETURN*
Among ORBCOMM Inc., The Russell 2000 Index
And The NASDAQ Telecommunications Index

*$100 invested on 11/3/06 in stock or 10/31/06 in index, including reinvestment of dividends. Fiscal year ending December 31.

	11/06	12/06	12/07	12/08	12/09
ORBCOMM Inc.	$100.00	$113.81	$81.16	$27.87	$34.84
Russell 2000	100.00	102.97	101.36	67.11	85.35
NASDAQ Telecommunications	100.00	108.30	119.96	69.77	96.99

Item 6.	Selected Consolidated Financial Data

The following selected consolidated financial data should be read together with the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes which are included elsewhere in this Annual Report on Form 10-K. We have derived the consolidated statement of operations data for the years ended December 31, 2009, 2008 and 2007 and the consolidated balance sheet data as of December 31, 2009 and 2008 from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. We have derived the consolidated statement of operations data for the years ended December 31, 2006 and 2005 and the consolidated balance sheet data as of December 31, 2007, 2006 and 2005 from our consolidated financial statements, which are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of future results of operations.

	Years Ended December 31,
Consolidated Statement of Operations Data:	2009	2008	2007	2006(1)	2005
	(In thousands, except per share data)

Service revenues	$27,143	$23,811	$17,707	$11,542	$7,802
Product sales	423	3,498	1,524	235	2,199

Total revenues	27,566	27,309	19,231	11,777	10,001

Costs and expenses:
Costs of services	26,891	9,800	7,982	8,704	6,223
Costs of product sales	260	2,172	683	24	111
Selling, general and administrative	17,172	18,879	17,583	15,684	9,326
Product development	714	643	648	1,224	569
Gains on customer claims settlements	—	(1,368)	—	—	—
Impairment charges-satellite network	29,244	—	—	—	—
Insurance recovery-satellite network	(44,250)	—	—	—	—

Total costs and expenses	30,031	30,126	26,896	25,636	16,229

Loss from operations	(2,465)	(2,817)	(7,665)	(13,859)	(6,228)

Other income (expense)	110	558	5,074	2,616	(1,258)

Pre-control earnings of consolidated subsidiary	—	128	—	—	—

Loss from continuing operations	(2,355)	(2,387)	(2,591)	(11,243)	(7,486)
Income (loss) from discontinued operations(2)	(954)	(1,682)	(998)	28	(1,612)

Net loss(3)	(3,309)	(4,069)	(3,589)	(11,215)	(9,098)
Less: Net income attributable to the noncontrolling interests(3)	130	471	—	—	—

Net loss attributable to ORBCOMM Inc.	$(3,439)	$(4,540)	$(3,589)	$(11,215)	$(9,098)

Net loss applicable to common shares	$(3,439)	$(4,540)	$(3,589)	$(29,646)	$(14,248)

Per share information-basic and diluted:
Loss from continuing operations	$(0.06)	$(0.07)	$(0.07)	$(2.80)	$(2.23)
Income (loss) from discontinued operations	(0.02)	(0.04)	(0.02)	0.00	(0.28)

Net loss attributable to ORBCOMM Inc.	$(0.08)	$(0.11)	$(0.09)	$(2.80)	$(2.51)

Weighted average common shares outstanding:
Basic and diluted	42,404	41,984	39,706	10,601	5,683

	As of December 31,
Consolidated Balance Sheet Data:(2)	2009	2008	2007	2006(1)	2005
	(In thousands)

Cash and cash equivalents	$65,292	$75,370	$115,587	$62,139	$68,663
Marketable securities	26,145	—	—	38,850	—
Working capital	85,572	67,236	106,716	100,797	65,285
Satellite network and other equipment, net	73,208	92,772	49,369	29,079	7,697
Intangible assets, net	2,600	4,086	5,572	7,058	4,297
Total assets	181,059	191,367	181,823	148,093	89,316
Note payable — related party	1,398	1,244	1,170	879	594
Convertible redeemable preferred stock	—	—	—	—	112,221
Total equity (deficit)(3)	160,918	163,051	160,849	128,712	(42,654)

(1)	On November 8, 2006, we completed our initial public offering of 9,230,800 shares of common stock at a price of $11.00 per share. After deducting underwriting discounts and commissions and offering expenses we received proceeds of approximately $89.5 million. From these net proceeds we paid accumulated and unpaid dividends totaling $7.5 million to the holders of Series B preferred stock, a $3.6 million contingent purchase price payment relating to the acquisition of our interest in Satcom International Group plc and $10.1 million to the holders of Series B preferred stock in connection with obtaining consents required for the conversion of the Series B preferred stock into common stock. All outstanding shares of Series A and B preferred stock automatically converted into 21,383,318 shares of common stock.

(2)	The amounts reflected above have been recast to reflect all adjustments necessary to present the assets, liabilities and the related results of operations of Stellar as discontinued operations.

(3)	In 2008, amounts have been recast for noncontrolling interests.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Organization

ORBCOMM LLC was organized as a Delaware limited liability company on April 4, 2001 and on April 23, 2001, we acquired substantially all of the non-cash assets and assumed certain liabilities of ORBCOMM Global L.P. and its subsidiaries, which had filed for relief under Chapter 11 of the U.S. Bankruptcy Code. The assets acquired from ORBCOMM Global L.P. and its subsidiaries consisted principally of the in-orbit satellites and supporting U.S. ground infrastructure equipment that we own today. At the same time, ORBCOMM LLC also entered an agreement that resulted in the acquisition of the FCC licenses required to own and operate the communications system from a subsidiary of Orbital Sciences Corporation, which was not in bankruptcy, in a related transaction. Prior to April 23, 2001, ORBCOMM LLC did not have any operating activities. We were formed as a Delaware corporation in October 2003 and on February 17, 2004, the members of ORBCOMM LLC contributed all of their outstanding membership interests in ORBCOMM LLC to us in exchange for shares of our common stock, representing ownership interests in us equal in proportion to their prior ownership interest in ORBCOMM LLC. As a result of, and immediately following the contribution, ORBCOMM LLC became a wholly-owned subsidiary of ours.

Overview

We operate a global commercial wireless messaging system optimized for narrowband communications. Our system consists of a global network of 29 low-Earth orbit, or LEO, satellites and accompanying ground infrastructure. Our two-way communications system enables our customers and end-users, which include large and established multinational businesses and government agencies, to track, monitor, control and communicate cost-

effectively with fixed and mobile assets located anywhere in the world. We also provide terrestrial-based cellular communication services through reseller agreements with major cellular wireless providers which include GSM and CDMA offerings. These terrestrial-based communication services enable our customers who have higher bandwidth requirements to receive and send messages from communication devices based on terrestrial-based technologies using the cellular providers’ wireless networks as well as from dual-mode devices combining our satellite subscriber communicators with devices for terrestrial-based technologies. As a result, our customers are now able to integrate into their applications a terrestrial communications device that will allow them to add messages, including data intensive messaging from the cellular providers’ wireless networks.

Our products and services enable our customers and end-users to enhance productivity, reduce costs and improve security through a variety of commercial, government, and emerging homeland security applications. We enable our customers and end-users to achieve these benefits using a single global satellite technology standard for machine-to-machine and telematic, or M2M, data communications. Our customers have made significant investments in developing ORBCOMM-based applications. Examples of assets that are connected through our M2M data communications system include trucks, trailers, railcars, containers, heavy equipment, fluid tanks, utility meters, pipeline monitoring equipment, marine vessels, and oil wells. Our customers include original equipment manufacturers, or OEMs, such as Caterpillar, Doosan Infracore America, Hitachi, Hyundai Heavy Industries, Komatsu, The Manitowoc Company and Volvo Construction Equipment; IVARs, such as Asset Intelligence ( now a subsidiary of ID Systems and formerly a division of GE) ,VARs, such as XATA Corporation and American Innovations, Ltd.; and government agencies, such as the U.S. Coast Guard.

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

Starting in the fourth quarter of 2008 and during 2009, we experienced a slowing of demand by several VARs across our core markets. It is currently unclear as to what overall effect these economic conditions and uncertainties will have on our existing customers and core markets, and future business with existing and new customers in our current and future markets.

As of December 31, 2009, we had approximately 515,000 billable subscriber communicators activated on our communications system compared to approximately 460,000 billable subscriber communicators as of December 31, 2008, an increase of approximately 12.0%.

Satellite replenishment

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

Through a series of launches, we intend to replenish the existing constellation of satellites with 18 next-generation satellites, which depending on the capabilities of the replacement satellites, which may require fewer satellites than we currently have. Flexibility in the number of satellites per launch, the number of satellites inserted into each plane and target plane may allow us to modify our plans within just a few months before launch. In addition, we have required SNC our manufacturer for our next-generation satellites to include options to order additional satellites if the market demands such an increase or if lower latencies are required or to mitigate a launch failure.

We intend to launch 18 next-generation satellites equipped with increased communications capabilities and our AIS payload currently being constructed by SNC with the first of several launches using multiple SpaceX Falcon 1e launch vehicles based on our agreement with SpaceX, our launch service provider. The agreement with SpaceX anticipates that the launch services will be performed between the fourth quarter of 2010 and first quarter of 2014, subject to certain rights of us and the launch service provider to reschedule any of the following launch services as needed. The agreement also provides us the option to procure, prior to each launch service, reflight launch services whereby in the event the applicable launch service results in a failure due to the SpaceX launch vehicle, our launch service provider will provide comparable reflight launch services at no additional cost to us beyond the initial option price for such reflight launch services.

For the year ended 2009, we spent $32.5 million on capital expenditures, of which $29.0 million was for the next-generation satellites including $10.3 million for the launch services contract, $0.8 million was for the quick-launch satellites and $0.4 million was for the Coast Guard demonstration satellite. For the year ended 2008, we spent $40.0 million on capital expenditures, of which $26.6 million was for the next-generation satellites, $8.7 million was for the quick-launch and $1.4 million was for the Coast Guard demonstration satellite. For the year ended 2007, we spent $19.7 million on capital expenditures, of which $0.5 million was for the Coast Guard demonstration satellite and $16.1 million was for the quick-launch satellites.

Satellite impairments and insurance recovery

On June 19, 2008, the Coast Guard demonstration satellite and five quick-launch satellites were launched. Due to continued delays associated with the construction of the final quick-launch satellite, we are retaining it for future deployment. Since launch, communications capability for three of the quick-launch satellites and the Coast Guard demonstration satellite has been lost as described below.

In August 2009, we placed the remaining two quick-launch satellites in service for which we maintain communications capability. These satellites are providing limited ORBCOMM messaging and worldwide AIS services. These satellites are experiencing attitude control system anomalies which result in the satellites not pointing towards the sun and the earth as expected. These pointing errors result in reduced power generation, improper satellite spacing within the orbital plane and reduced communications capabilities. One of these satellites has an intermittent flight computer anomaly and a power system anomaly which has significantly reduced its availability. The similarity of these satellites to the failed satellites described below is believed to significantly reduce their expected useful lives to three and five months.

On February 22, 2009, one quick-launch satellite experienced a power system anomaly that subsequently resulted in a loss of contact with the satellite. After consultation with OHB and our own engineers, we believe that after an extended period of no communication with the satellite, the satellite was not recoverable. A non-cash impairment charge to write-off the cost of this satellite of $7.0 million was recognized during the first quarter of 2009.

On July 31, 2009, another quick-launch satellite experienced a gateway transmitter anomaly that resulted in a loss of contact with the satellite by our ground control systems. After consulting with our engineers, we believe that the gateway transmitter will not be recovered, resulting in an inability to provide ORBCOMM messaging and AIS data services by this satellite. A non-cash impairment charge to write-off the cost of this satellite of $7.1 million was recognized during the third quarter of 2009.

On August 7, 2009, another quick-launch satellite experienced a power system anomaly. Subsequently, on August 24, 2009, the Coast Guard demonstration satellite also experienced an anomaly with its power system. These anomalies resulted in a loss of contact with the satellites. After consulting with OHB and our own engineers, we believe that after such an extended period of no communication with the satellites, it is unlikely that the satellites will be recovered based on its experience with earlier satellites with which contact was similarly lost. A non-cash impairment charge to write-off the cost of these satellites of $14.8 million was recorded for a total impairment charge of $21.9 million recognized during the third quarter of 2009. During the quarter ended December 31, 2009, we recorded an additional non-cash impairment charge of $0.3 million.

The loss of these satellites can result in longer latencies in transmitting messages but is not otherwise expected to have a material adverse effect on the current communications service as the satellites were not in full operational service.

The remaining two quick-launch satellites are equipped with an AIS payload that provides redundant capabilities for our AIS data service, and we will be relying on these satellites to provide AIS data service. If these satellites also fail, we will not be able to provide AIS data service, including under existing contracts, unless we are able to procure other AIS data service from third parties or until the launch of our AIS payload equipped next-generation satellites, scheduled as early as the end of 2010.

We purchased an in-orbit insurance policy that covers the total loss or constructive total loss of the Coast Guard demonstration satellite and five quick-launch satellites during the coverage period that ended on June 19, 2009. Under the terms of the policy, a satellite that does not meet the working satellite criteria constitutes a constructive total loss of that satellite for insurance purposes. The in-orbit insurance is subject to certain exclusions including a deductible under which no claim is payable under the policy for the first satellite to suffer a constructive total loss or total loss.

We filed a claim under our in-orbit insurance policy for all six satellites as either a total loss or constructive total loss. The total loss claim was for the one satellite that suffered a power system failure resulting in loss of contact in February 2009, and the constructive total loss claim for each of the other five satellites is on the basis that these satellites did not meet the working satellite criteria stated in the policy. The maximum amount recoverable by us under the policy from third party insurers for all six satellites covered by the policy was $50.0 million, after taking into account the one-satellite deductible, under which no claim is payable for the first satellite to suffer a constructive total loss or total loss, and less any salvage value that can be established.

On December 10, 2009, we and the third party insurers entered into a settlement and release agreement to settle any and all claims relating to the Coast Guard demonstration satellite and the five quick-launch satellites discussed above. Under the terms of the settlement agreement, we received $44.3 million from the third party insurers. In addition, each of the insurers has waived all rights, title and interest in and to the Coast Guard demonstration satellite and the five quick-launch satellites. As a result, we recorded a $44.3 million insurance recovery in our consolidated statements of operations in 2009.

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

We consolidated the results of ORBCOMM Japan as though the controlling interest was acquired on April 1, 2008 and therefore deducted $0.1 million of ORBCOMM Japan’s earnings for the period prior to June 9, 2008 (the date we acquired our controlling interest) from our results of continuing operations in our consolidated statement of operations. See Note 5 to the consolidated financial statements for further discussion.

Discontinued Operations

We are focused on our network business and are in the process of discussing with interested parties about a sale of our subsidiary, Stellar Satellite Communications, Ltd. (“Stellar”). The GE settlement agreement and the services agreement discussed below provides us with the ability to dispose of Stellar without disrupting ORBCOMM’s growth prospects with GE and allows us to concentrate on our service-based data communications business. As a result, we classified Stellar’s assets and liabilities as held for sale on our consolidated balance sheets and presented Stellar’s results of operations as discontinued operations in our consolidated statements of operations for the periods presented. We expect to complete a sale of Stellar during 2010. See Note 4 to the consolidated financial statements for further discussion.

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

Pursuant to the Settlement Agreement, we received $0.8 million as settlement for GE’s obligation under the 2006 Agreement. GE did not purchase its minimum committed volumes for 2007 and 2008. In 2009, we recognized a gain of $0.8 million for customer claims settlements in loss from discontinued operations.

We and GE terminated the 2006 Agreement and all their respective obligations relating to it, and released each other from any claims relating to their obligations arising under the 2006 Agreement, except for certain obligations related to warranties, indemnities, confidentiality and intellectual property.

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

The following table reconciles our net loss to EBITDA for the periods shown:

	Years Ended December 31,
	2009	2008	2007
	(In thousands)

Net loss attributable to ORBCOMM Inc.	$(3,439)	$(4,540)	$(3,589)
Interest income	(85)	(1,599)	(5,258)
Interest expense	193	199	209
Depreciation and amortization	19,132	3,236	2,415

EBITDA	$15,801	$(2,704)	$(6,223)

EBITDA in 2009 improved by $18.5 million over 2009. This improvement was due to recognizing a net gain of $15.0 million on insurance settlement, higher net service revenues of $3.3 million and a gain of $0.8 million for customer claims settlement from GE reported in loss from discontinued operations, a decrease of $2.1 million in stock-based compensation offset by an increase in operating expenses of $0.9 million from the full year consolidation of ORBCOMM Japan for $0.5 million, $0.3 million of a satellite insurance policy, $0.9 million for bad debt reserves, unanticipated expenses of $0.6 million for a contested proxy vote, $0.1 million in severance payments and $0.3 million in legal fees related to the preparation of our satellite insurance claim.

EBITDA in 2008 improved by $3.5 million over 2007 including $1.2 million from ORBCOMM Japan. This improvement was due to an increase in net service revenues of $6.1 million, offset by increases in operating expenses of $0.9 million, foreign exchange currency losses of $0.8 million and noncontrolling interests and pre-control earnings of ORBCOMM Japan of $0.6 million from April 1, 2008. Operating expenses increased in 2008 primarily due to an increase in facility costs of $0.7 million and $1.0 million from ORBCOMM Japan. These increases were offset by a gain of $1.4 million primarily from the settlement of claims against ORBCOMM Japan and a $0.3 million reduction in operating expenses associated with an asset purchase option.

Revenues

We derive service revenues from our resellers and direct customers from utilization of satellite subscriber communicators on our communications system and the reselling of airtime from the utilization of terrestrial-based subscriber communicators using SIMS on the cellular providers’ wireless networks. These service revenues generally consist of a one-time activation fee for each subscriber communicator and SIMS activated for use on our communications system and monthly usage fees. Usage fees that we charge our customers are based upon the number, size and frequency of data transmitted by the customer and the overall number of subscriber communicators and SIMS activated by each customer. Revenues for usage fees from currently billing subscriber communicators and SIMS are recognized on an accrual basis, as services are rendered, or on a cash basis, if collection from the customer is not reasonably assured at the time the service is provided. Usage fees charged to our resellers and direct customers are charged primarily at wholesale rates based on the overall number of subscriber communicators activated by them and the total amount of data transmitted. Service revenues also includes AIS data transmissions, services to the USCG (described below), royalty fees from third parties for the use of our proprietary communications protocol charged on a one-time basis for each satellite subscriber communicator connected to our M2M data communications system and fees from providing engineering, technical and management support services to customers.

We derive product revenues primarily from sales of subscriber communicators to our resellers (i.e., our VARs, IVARs, international licensees and country representatives) and direct customers and other equipment such as gateway earth stations and related products to customers. During the third quarter of 2007, we began selling cellular wireless subscriber identity modules, or SIMS, (for our terrestrial-communication services) to our resellers and direct customers.

During 2004, we entered into an agreement with the USCG to design, develop, launch and operate a single satellite equipped with the capability to receive, process and forward AIS data (the “Concept Validation Project”). Under the terms of the agreement, title to the Concept Validation Project demonstration satellite remains with us, however the USCG is granted a non-exclusive, royalty free license to use the intellectual property related to the designs, processes and procedures developed under the agreement in connection with any of our future satellites that are AIS enabled. We are permitted to use the Concept Validation Project demonstration satellite. The agreement provides for post-launch maintenance and AIS data transmission services to be provided by us to the USCG for an initial term of 14 months and an additional option to receive post-launch maintenance and AIS data transmission services subsequent to the initial term. In 2009, the USCG elected to receive the additional post-launch maintenance and AIS data transmissions services options for 12 months to continue receiving service from the remaining two quick-launch satellites.

Costs and expenses

We own and operate a 29-satellite constellation, six of the fifteen gateway earth stations and two of the four gateway control centers. Satellite-based communications systems are typically characterized by high initial capital expenditures and relatively low marginal costs for providing service. Because we acquired substantially all of our existing satellite and network assets from ORBCOMM Global L.P. for a fraction of their original cost in a bankruptcy court-approved sale, we have benefited from lower amortization of capital costs than if the assets were acquired at ORBCOMM Global L.P.’s original cost. These satellites became fully depreciated during the fourth quarter of 2006.

In 2009, as discussed above, under “— Overview — Satellite impairments and insurance recovery”, communications capability for three of the quick-launch satellites and the Coast Guard demonstration satellite were lost. As a result, we recognized non-cash impairment charges of $29.2 million in our consolidated statements of operations. In December 2009, we entered into a settlement and release agreement with the third party insurers with respect to our in-orbit insurance policy and received $44.3 million. We recorded the $44.3 million as an insurance recovery-satellite network in our consolidated statements of operations.

In August 2009, we placed the remaining two quick-launch satellites in service and began depreciating these satellites over their expected useful lives of three and five months as these two satellites are experiencing similar anomalies to the three quick-launch satellites and the Coast Guard demonstration satellite that are expected to be permanent and significantly reduce their expected useful lives. As a result our depreciation expense, a component of cost of services, increased significantly in 2009. This was primarily due to $14.2 million of depreciation expense relating to the two remaining quick-launch satellites.

We currently anticipate that when the next-generation satellites are placed in service in 2011 they will be depreciated over a period of ten years, representing the estimated operational lives of the satellites.

We incur engineering expenses associated with the operation of our communications system and the development and support of new applications, as well as sales, marketing and administrative expenses related to the operation of our business. As of December 31, 2009, we have 101 employees and we do not expect a significant increase in 2010.

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

Sales of subscriber communicators and SIMS are primarily to resellers and are not bundled with service arrangements. Revenues from sales of gateway earth stations and related products are recognized only upon installation, customer acceptance and when collectibility is reasonably assured. Revenues from the activation of subscriber communicators and SIMS are initially recorded as deferred revenues and are, thereafter, recognized ratably over the term of the agreement with the customer, generally three years which is the estimated customer relationship period. Revenues generated from monthly usage and administrative fees and engineering services are recognized when the services are rendered. Revenues generated from royalties under our subscriber communicator manufacturing agreements are recognized when we issue to a third party manufacturer upon request a unique serial number to be assigned to each unit manufactured by such third party manufacturer.

Under of our agreement with the USCG with respect to the Concept Validation Project and related services, described under “— Overview — Revenues”, as no tangible deliverable other than services will be provided to the USCG and we retain title to the Coast Guard demonstration satellite, the arrangement is accounted for as a long term service arrangement. The deliverables under the agreement with the USCG do not qualify as separate units of accounting. Commencing with acceptance of the AIS data by the USCG in August 2008, the revenues related to the design and development of the satellite, initial post-launch maintenance and AIS data transmission services are being recognized ratably over six years, the expected life of the customer relationship. In August 2009, the USCG elected to receive the subsequent post-launch maintenance and AIS data transmission services options to continue receiving service from the remaining two quick-launch satellites. These services are being recognized ratably over the remaining expected life of the customer relationship.

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

Costs of product sales and services

Costs of services is comprised of payroll and related costs, including stock-based compensation, materials and supplies, depreciation and amortization of assets used to provide services and usage fees to cellular wireless providers for the data transmitted by the resellers on our network. Costs of product sales includes the purchase price of subscriber communicators and SIMS sold and shipping charges.

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

Assets under construction primarily consist of milestone payments pursuant to procurement agreements, which includes the design, development, launch and other direct costs relating to the construction of the satellites and upgrades to the Company’s infrastructure and the Ground Segment. Once these assets are placed in service they will be transferred to satellite network and then depreciation will be recognized using the straight-line method over the estimated lives of the assets. No depreciation has been recorded on these assets as of December 31, 2009.

Long-lived assets

Management reviews long-lived assets, including license rights for impairment, whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. In connection with this review, we reevaluate the periods of depreciation and amortization. We recognize an impairment loss when the sum of the future undiscounted net cash flows expected to be realized from the asset is less than its carrying amount. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value, which is determined using the projected discounted future net cash flows. We measure fair value by discounting estimated future net cash flows using an appropriate discount rate. Considerable judgment by us is necessary to estimate the fair value of the assets and accordingly, actual results could vary significantly from such estimates. Our most significant estimates and judgments relating to the long-lived asset impairments include the timing and amount of projected future cash flows and the discount rate selected to measure the risks inherent in future cash flows.

Capitalized development costs

Judgments and estimates occur in the calculation of capitalized development costs. We evaluate and estimate when a preliminary project stage is completed and at the point when the project is substantially complete and ready for use. We base our estimates and evaluations on engineering data. We capitalize the costs of acquiring, developing and testing software to meet our internal needs. Capitalization of costs associated with software obtained or developed for internal use commences when both the preliminary project stage is completed and management has authorized further funding for the project, based on a determination that it is probable that the project will be completed and used to perform the function intended. Capitalized costs include only (1) external direct cost of materials and services consumed in developing or obtaining internal-use software, and (2) payroll and payroll-related costs for employees who are directly associated with, and devote time to, the internal-use software project. Capitalization of such costs ceases no later than the point at which the project is substantially complete and ready for its intended use. Internal use software costs are amortized once the software is placed in service using the straight-line method over periods ranging from one to five years.

Income taxes

We account for income taxes using an asset and liability approach that recognizes deferred tax assets and liabilities for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We recognize a change in tax rates on deferred tax assets and liabilities in income in the period that includes the enactment date. Judgment is applied in determining whether the recoverability of our deferred tax assets will be realized in full or in part. A valuation allowance is established for the amount of deferred tax assets that are determined not to be realizable. Realization of our deferred tax assets may depend upon our ability to generate future taxable income.

Effective January 1, 2007, we adopted the accounting guidance on accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. This guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken or expected to be taken in a tax return. Also this guidance provides guidance on derecognition, classification, interest and penalties and disclosures of matters related to uncertainty in income taxes. The evaluation of a tax position in accordance with this interpretation is a two-step process. In the first step, recognition, we determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step addresses measurement of a tax position that meets the more-likely-than-not criteria. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in an increase in a liability for income taxes payable or a reduction of an income tax refund receivable, or a reduction in a deferred tax asset or an increase in a deferred tax liability or both. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be de-recognized in the first subsequent financial reporting period in which that threshold is no longer met. Accounting for uncertainties in income taxes positions involves significant judgments by management.

During the years ended December 31, 2009 and 2008, we had no significant unrecognized tax benefits. During the year ended December 31, 2007, we recognized uncertain tax benefits totaling $0.8 million. Due to the existence of our valuation allowance the uncertain tax benefits if recognized would not impact our effective income tax rate. We are subject to U.S. federal and state examinations by tax authorities for all years from 2006. We do not expect any significant changes to its unrecognized tax positions during the next twelve months.

Discontinued Operations

We classify a component as discontinued operations in our consolidated statements of operations when it meets the criteria to be classified as held for sale, or it has been disposed of. Beginning in the second quarter of 2009, we classified the assets and liabilities of Stellar as assets held for sale in our consolidated balance sheets and their results of operations as discontinued operations in our consolidated statements of operations for the periods presented. We expect to complete a sale of Stellar during 2010. The assets held for sale are reported at the lower of cost or estimated fair value less costs to sell and are no longer being depreciated. The ultimate value to be realized will depend on the final offer and negotiated sales price realized for the component when it is sold.

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

We measure and recognize stock-based compensation expense for all share-based payment awards made to employees and directors based on estimated fair values on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period. For awards with performance conditions, an evaluation is made at the grant date and future periods as to the likelihood of the performance criteria being met. Compensation expense is adjusted in future periods for subsequent changes in the performance condition until the vesting date. We estimate forfeitures at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

For the years ended December 31, 2009, 2008 and 2007, we recognized $1.5 million, $3.6 million and $4.3 million of stock-based compensation expense, respectively. For the years ended December 31, 2009, 2008 and 2007 stock-based compensation expense was not significant in our discontinued operations. As of December 31, 2009, we had an aggregate of $1.4 million of unrecognized compensation costs for all share-based payment arrangements.

We expect that our planned use of share-based payment arrangements will continue to be a significant expense for us in future periods. We have not recognized, and do not expect to recognize in the near future, any tax benefit related to employee stock-based compensation expense as a result of the full valuation allowance on our net deferred tax assets and net operating loss carryforwards.

The grant date fair value of the performance-and time-based RSU awards granted in 2009, 2008 and 2007 are based upon the closing stock price of our common stock on the date of grant.

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

	Years Ended December 31,
	2009	2008	2007

Risk-free interest rate	2.15% to 2.34%	2.50% to 3.20%	4.93%
Expected life (years)	5.5 and 6.00	5.5 and 6.00	5.5
Estimated volatility factor	55.03% and 85.30%	43.98% to 48.98%	43.95%
Expected dividends	None	None	None

2004 Stock Option Plan

In 2009, 2008 and 2007 we did not grant any stock options.

Results of Operations

Revenues

The table below presents our revenues (in thousands) for the years ending December 31, 2009, 2008 and 2007, together with the percentage of total revenue represented by each revenue category:

	Years Ended December 31,
	2009		2008		2007
		% of		% of		% of
		Total		Total		Total

Service revenues	$27,143	98.5%	$23,811	87.2%	$17,707	92.1%
Product sales	423	1.5%	3,498	12.8%	1,524	7.9%

	$27,566	100.0%	$27,309	100.0%	$19,231	100.0%

2009 vs. 2008:  Total revenues for 2009 increased $0.3 million, or 0.1%, to $27.6 million from $27.3 million in 2008. Service revenues increased 14.0% and Product sales declined 87.9%.

2008 vs. 2007:  Total revenues for 2008 increased $8.1 million, or 42.0%, to $27.3 million from $19.2 million in 2007. Service revenues increased 34.5% and Product sales increased 129.5%.

Service revenues

2009 vs. 2008:  Service revenues increased $3.3 million in 2009, or 14.0%, to $27.1 million, or approximately 98.5% of total revenues, from $23.8 million, or approximately 87.2% of total revenues in 2008.

The increase in service revenues in 2009 over 2008 were primarily due to an increase in the number of billable subscriber communicators activated on our communications system, an increase in AIS revenue of $1.4 million and incremental service revenue margin provided by ORBCOMM Japan of $0.4 million. As of December 31, 2009, we had approximately 515,000 billable subscriber communicators activated on our communications system compared to approximately 460,000 billable subscriber communicators as of December 31, 2008, an increase of approximately 12.0%.

2008 vs. 2007:  Service revenues increased $6.1 million in 2008, or 34.5%, to $23.8 million, or approximately 87.2% of total revenues, from $17.7 million, or approximately 92.1% of total revenues in 2007.

The increase in service revenues in 2008 over 2007 were primarily due to an increase in the number of billable subscriber communicators activated on our communications system, $0.6 million of revenues from the Coast Guard agreement and incremental service revenue margin provided by ORBCOMM Japan of $1.0 million. As of December 31, 2008, the number of billable subscriber communicators activated on our communications systems increased approximately 31.0% from approximately 351,000 billable subscriber communicators as of December 31, 2007.

Service revenue growth can be impacted by the customary lag between subscriber communicator activations and recognition of service revenue from these units. In addition in 2008, this customary lag has been increased by the slowdown in deployments of activated units to end users by GE.

Product sales

2009 vs. 2008:  Revenue from product sales decreased $3.1 million in 2009, or 87.9%, to $0.4 million, or approximately 1.5% of total revenues, from $3.5 million, or approximately 12.8% of total revenues in 2008. The decrease in product revenues in 2009 over 2008 was due to the lower product sales as a result of the current economic conditions impacting the heavy equipment sector at our Japanese subsidiary.

2008 vs. 2007:  Revenue from product sales increased $2.0 million in 2008, or 129.5%, to $3.5 million, or approximately 12.8% of total revenues, from $1.5 million, or approximately 7.9% of total revenues in 2007. In 2007, product sales primarily consisted of $1.5 million of revenue recognized from the sale of a gateway earth station pursuant to a contract entered into in 2006. We recognize the revenue from the sale of a gateway earth station upon installation, customer acceptance and when collectibility is reasonably assured. The increase in product revenues in 2008 over 2007 was due to the consolidation of ORBCOMM Japan from April 1, 2008.

Costs of services

Costs of services is comprised of payroll and related costs, including stock-based compensation, materials and supplies, depreciation and amortization of assets used to provide services and usage fees to cellular wireless providers for the data transmitted by the resellers on our network.

2009 vs. 2008:  Costs of services increased by $17.1 million, or 174.4%, to $26.9 million in 2009 from $9.8 million in 2008. The increase is primarily due to depreciation expense of $15.9 million resulting primarily from $14.2 million in depreciation from the remaining two quick-launch satellites that were placed in service in August 2009 being depreciated over three and five months and $0.5 million of depreciation expense from the Coast Guard demonstration satellite placed in service during the third quarter of 2008, a charge of $0.3 million from a satellite insurance policy that expired in June 2009, network telecommunications costs to support higher service revenues of $0.5 million and the consolidation of ORBCOMM Japan of $0.5 million. As a percentage of service revenues, cost of services were 99.1% of service revenues in 2009 compared to 41.2% in 2008. The increase in cost of services as a percentage of revenues was primarily due to the depreciation expense related to placing the two quick-launch satellites in service in August 2009.

2008 vs. 2007:  Costs of services increased by $1.8 million, or 22.7%, to $9.8 million in 2008 from $8.0 million in 2007. The increase is primarily due to costs related to our terrestrial-based cellular communication services which commenced in the third quarter of 2007, facility costs of $0.5 million related to our new network operations center facility and depreciation expense of $0.7 million primarily related to the Coast Guard demonstration satellite placed in service during the third quarter of 2008. As a percentage of service revenues, cost of services were 41.2% of service revenues in 2008 compared to 45.1% in 2007.

Costs of product sales

Costs of products includes the cost of subscriber communicators from our Japanese Subsidiary, SIMS and a gateway earth station.

2009 vs. 2008:  Costs of product sales decreased by $1.9 million, or 88.0%, to $0.3 million in 2009 from $2.2 million in 2008. In 2008 product costs includes a cost reduction of $0.2 million from the gateway earth station sold in 2007. In 2009, we had a gross profit from product sales (revenues from product sales minus costs of product sales) of $0.2 million. Excluding the cost reduction of $0.2 million from the gateway earth station sold in 2007 we had a gross profit from product sales (revenues from product sales minus costs of product sales) of $1.2 million in 2008. The decrease in costs of products sales in 2009 over 2008 is due to lower product sales by our Japanese subsidiary as a result of the current economic conditions.

2008 vs. 2007:  Costs of product sales increased $1.5 million, or 218.0%, to $2.2 million in 2008 from $0.7 million in 2007. In 2008 product costs includes a cost reduction of $0.2 million from the gateway earth station sold in 2007. In 2007 product costs also includes $0.6 million consists of costs associated with the gateway earth station sale pursuant to a contract entered into in 2006. Excluding the cost reduction of $0.2 million from the gateway earth station sold in 2007, we had a gross profit from product sales (revenues from product sales minus costs of product sales) of $1.2 million in 2008.

Selling, general and administrative expenses

Selling, general and administrative expenses relate primarily to compensation and associated expenses for employees in general management, sales and marketing and finance, professional fees and general operating expenses.

2009 vs. 2008:  Selling, general and administrative expenses decreased by $1.7 million, or 9.0%, to $17.2 million in 2009 from $18.9 million in 2008. This decrease is primarily due to lower employee costs of $1.8 million, resulting primarily from a decrease in stock-based compensation of $2.0 million, and $0.7 million of professional fees. Included in professional fees in 2009 were unanticipated expenses of $0.6 million incurred in connection with our contested proxy and $0.3 million in legal fees related to the preparation of filing our satellite insurance claim. These decreases were offset by an increase in bad debts of $0.9 million.

2008 vs. 2007:  Selling, general and administrative expenses increased $1.3 million, or 7.4%, to $18.9 million in 2008 from $17.6 million in 2007. The increase is primarily due to a $0.7 million increase in employee costs, resulting from an increase in payroll costs of $1.1 million including $0.5 million due to the acquisition of ORBCOMM Japan, offset by a decrease in stock-based compensation of $0.4 million.

Product development expenses

Product development expenses consist primarily of the expenses associated with the staff of our engineering team, along with the cost of third parties that are contracted to support our current applications.

2009 vs. 2008:  Product development expenses in 2009 and 2008 were $0.7 million and $0.6 million, respectively.

2008 vs. 2007:  Product development expenses in both 2008 and 2007 were $0.6 million.

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

Impairment charges and insurance recovery — satellite network

In February 2009, one quick-launch satellite experienced a power system anomaly that subsequently resulted in a loss of contact with the satellite. The satellite was not recovered and we recorded a non-cash impairment charge to write off the cost of the satellite of $7.0 million during the first quarter of 2009.

In July 2009, one quick-launch satellite with lower than expected subscriber transmission experienced a gateway transmitter anomaly that resulted in a loss of contact with the satellite by our ground control systems. The satellite was not recoverable and we recorded a non-cash impairment charge to write-off the cost of this satellite of $7.1 million. In August 2009, a second quick-launch satellite and the Coast Guard demonstration satellite experienced a power system anomaly that subsequently resulted in a loss of contract with the satellites. Both of these satellites were not recoverable and we recorded a non-cash impairment charge to write-off the cost of these satellites of $14.8 million for a total impairment charge of $21.9 million recognized during the third quarter of 2009. During the fourth quarter of 2009, we accrued additional expense of $0.3 million relating to the quick-launch satellites.

On December 10, 2009, we and the third party insurers entered into a settlement and release agreement to settle any and all claims relating to the Coast Guard demonstration satellite and the five quick-launch satellites discussed above. In December 2009, we received $44.3 million from the third party insurers and recorded an insurance recovery-satellite network for the same amount in our consolidated statements of operations.

Other income (expense)

Other income is comprised primarily of interest income from our cash and cash equivalents, which consists of U.S. Treasuries, interest bearing instruments, and our investments in marketable securities consisting of U.S. government and agency obligations, corporate obligations and FDIC-backed certificates of deposit debt securities classified as held to maturity, foreign exchange gains and losses and interest expense.

2009 vs. 2008:  Other income was $0.1 million in 2009 compared to $0.6 million in 2008. In 2009, interest income was $0.1 million compared to $1.6 million. This decrease was primarily due to lower invested cash balances. In 2009, included in other expense are $0.2 million of gains from foreign currency transactions. In 2008, included in other expense are $0.8 million of losses from foreign currency transactions.

2008 vs. 2007:  Other income was $0.6 million in 2008 compared to $5.1 million in 2007. In 2008, interest income was $1.6 million compared to $5.3 million. This decrease was primarily due to lower interest rates from investing in low risk and low interest rate U.S. Treasury securities in 2008 compared to higher interest rates from investing in investment grade floating rate redeemable municipal debt securities in 2007. In 2008, included in other expense are $0.8 million of losses from foreign currency transactions. In 2007 gains from foreign currency transactions were not significant.

Pre-control earnings in subsidiary

Pre-control earnings in subsidiary are comprised of earnings prior to the change in control related to the acquisition of ORBCOMM Japan in June 2008.

In 2008, the pre-control earnings of ORBCOMM Japan was $0.1 million.

Loss from continuing operations

2009 vs. 2008:  As a result of the items described above, we have a loss from continuing operations of $2.4 million in 2009 and 2008.

2008 vs. 2007:  As a result of the items described above, we have a loss from continuing operations of $2.4 million in 2008 compared to a loss from continuing operations of $2.6 million in 2007.

Loss from discontinued operations

2009 vs. 2008:  Loss from discontinued operations in 2009 was $1.0 million compared to a loss of $1.7 million in 2008.

The improvement in loss from discontinued operations in 2009 over 2008 was primarily related to the $0.8 million for customer claims settlement from GE in 2009 under the 2006 Agreement.

2008 vs. 2007:  Loss from discontinued operations in 2008 was $1.7 million compared to a loss of $1.0 million in 2007.

The increase in the loss from discontinued operations in 2008 over 2007 was primarily due lower product sales.

Noncontrolling interests

Noncontrolling interests relate to earnings of ORBCOMM Japan that are attributable to its minority shareholders.

Net loss attributable to ORBCOMM Inc.

2009 vs. 2008:  As a result of the items described above, the net loss attributable to our company of $3.4 million in 2009, compared to a net loss of $4.5 million in 2008.

2008 vs. 2007:  As a result of the items described above, the net loss attributable to our company of $4.5 million in 2008, compared to a net loss of $3.6 million in 2007.

Liquidity and Capital Resources

Overview

Our liquidity requirements arise from our working capital needs and to fund capital expenditures to support our current operations, and facilitate growth and expansion. Since our inception, we have financed our operations from sales of our common stock through public offerings and private placements of debt, convertible redeemable preferred stock, membership interests and common stock. We have incurred losses from operations since inception, including a net loss of $3.4 million in 2009 and as of December 31, 2009 we have an accumulated deficit of $71.4 million. As of December 31, 2009, our primary source of liquidity consisted of cash and cash equivalents and marketable securities totaling $91.4 million, which we believe will be sufficient to provide working capital and milestone payments for our next-generation satellites for at least the next twelve months.

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

Operating activities

Cash provided by our operating activities of continuing operations in 2009 was $2.1 million resulting from a net loss of $3.3 million, which included a $15.0 million gain on insurance settlement — satellite network, offset by non-cash items including $19.1 million for depreciation and amortization and $1.5 million for stock-based compensation. Working capital activities primarily consisted of a net use of cash of $1.1 million from a decrease in deferred revenues primarily due to an increase in the recognition of revenues related the Coast Guard contract.

Cash provided by our operating activities of continuing operations in 2008 was $4.3 million resulting from a net loss of $4.1 million, offset by adjustments for non-cash items of $6.6 million and $1.8 million of cash generated from working capital. Adjustments for non-cash items primarily consisted of $3.2 million for depreciation and amortization and $3.6 million for stock-based compensation, $0.8 million for foreign currency transactions and $0.1 million of pre-control earnings relating to ORBCOMM Japan, offset by $0.9 million non-cash gains primarily related to obtaining our 51% interest in ORBCOMM Japan and a $0.3 million reduction of expenses due to expiration of an asset purchase option. Working capital activities primarily consisted of net sources of cash of $1.7 million for a decrease in accounts receivable primarily related to timing of collections and $1.0 million for an increase in deferred revenue primarily related to an increase in pre-payments of service revenues by OEMs, offset by a net use of cash of $0.8 million for an increase in prepaid expenses and other current assets.

Cash provided by our operating activities of continuing operations in 2007 was $1.7 million resulting from a net loss of $3.6 million, offset by adjustments for non-cash items of $6.9 million and $1.6 million used for working capital. Adjustments for non-cash items primarily consisted of $2.4 million for depreciation and amortization and $4.3 million for stock-based compensation. Working capital activities primarily consisted of net uses of cash of $1.6 million for an increase in accounts receivable primarily related to the increase in our revenues and the timing of collections, $0.4 million for an increase in prepaid expenses and other assets and accounts payable and accrued expenses, offset by a source of cash from an increase of $0.7 million in inventories.

Cash used in our operating activities of discontinued operations in 2009 was $0.1 million resulting from a loss from discontinued operations of $1.0 million, offset by $0.9 million of cash generated from working capital.

Cash used in our operating activities of discontinued operations in 2008 was $2.0 million resulting from a loss from discontinued operations of $1.7 million and $0.3 million of cash used for working capital.

.

Cash provided by our operating activities of discontinued operations in 2007 was $1.0 million resulting from a loss from discontinued operations of $1.0 million, offset by $2.1 million of cash generated from working capital.

Investing activities

Cash used in our investing activities of continuing operations in 2009 was $12.8 million, resulting from capital expenditures of $32.5 million, primarily for satellites, and purchases of marketable securities consisting of U.S. government and agency and corporate obligations and FDIC-backed certificates of deposit debt securities of $26.2 million. Capital expenditures and purchases of marketable securities, were offset by the insurance recovery-satellite network of $44.3 million and a net change in restricted cash of $1.7 million. The net change in restricted cash was due to a $2.0 million refund for completion of milestones for a performance bond in connection with obtaining FCC authorization to construct, launch and operate an additional twenty-four next-generation satellites, offset by a payment of $0.3 million to secure a letter of credit with a cellular wireless provider related to secure terrestrial communications services. Capital expenditures included $29.0 million for the next-generation satellites including $10.3 million for the launch services contract, $0.8 million for the quick-launch satellites and $0.4 million for the Coast Guard demonstration satellite and $2.3 million of improvements to our internal infrastructure and Ground Segment.

Cash used in our investing activities of continuing operations in 2008 was $45.3 million, resulting from capital expenditures of $40.0 million, primarily for satellites, and an increase of $5.7 million to restricted cash as collateral for a performance bond in connection with obtaining FCC authorization to construct, launch and operate an additional twenty-four next-generation satellites and the Orbital Sciences procurement agreement for the quick-launch satellites. Capital expenditures included $1.4 million for the Coast Guard demonstration satellite, $8.7 million for the quick-launch satellites and $26.6 million for the next-generation satellites and $3.3 million of improvements to our internal infrastructure and Ground Segment.

Cash provided by our investing activities of continuing operations in 2007 was $19.1 million resulting from sales of marketable securities of $97.2 million offset by capital expenditures of $19.7 million, primarily for satellites, and purchases of marketable securities consisting of investment grade floating rate redeemable municipal debt securities totaling $58.3 million. Capital expenditures included $0.5 million for the Coast Guard demonstration satellite and $16.1 million for the quick-launch and next-generation satellites and $3.1 million of improvements to our internal infrastructure and Ground Segment.

Cash used in our investing activities of discontinued operations in 2009 and 2008 was $0.2 million and $0.3 million in 2007.

Financing activities

In 2009, we did not have any cash flows from financing activities of continuing operations.

Cash provided by our financing activities of continuing operations in 2008 was $0.3 million resulting primarily from proceeds received from the exercise of warrants and stock options to purchase 125,744 shares of our common stock at per share exercise prices ranging from $2.33 to $3.38.

Cash provided by our financing activities of continuing operations in 2007 was $31.0 million resulting primarily from the net proceeds received from our secondary public offering of common stock, after deducting underwriter’s discounts and commissions and offering costs.

Future Liquidity and Capital Resource Requirements

We expect cash flows from continuing operating activities, along with our existing cash and cash equivalents and marketable securities will be sufficient to provide working capital and fund capital expenditures, which primarily includes milestone payments under the procurement agreements for the next-generation satellites for at least the next twelve months. For 2010, we expect to incur approximately $22.2 million of capital expenditures primarily for our next-generation satellites.

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2009 and the effect that those obligations are expected to have on our liquidity and cash flows in future periods:

	Payment due by Period
		Less than	1 to	After
	Total	1 Year	3 Years	3 Years

Next-generation satellite and launch procurement agreements	$111,400	$22,230	$87,570	$1,600
Quick-launch procurement agreements	2,913	2,913	—	—
Operating leases	4,193	1,141	2,774	278
Purchase commitment	4,800	—	4,800	—

	$123,306	$26,284	$95,144	$1,878

Next Generation procurement agreements

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

As December 31, 2009, we had made payments totaling approximately $42.1 million pursuant to this agreement.

On August 28, 2009, we and Space Exploration Technologies Corp. (“SpaceX”) entered into a Commercial Launch Services Agreement (the “LSA”) pursuant to which SpaceX will provide launch services (the “Launch Services”) using multiple SpaceX Falcon 1e launch vehicles for the carriage into low-Earth-orbit our 18 next-generation commercial communications satellites currently being constructed by SNC. Under the LSA, SpaceX will also provide us satellite-to-launch vehicle integration and support services, as well as certain related optional services.

The LSA anticipates that the Launch Services will be performed between the fourth quarter of 2010 and first quarter of 2014, subject to certain rights of ours and SpaceX to reschedule any of the particular Launch Services as needed. The Agreement also provides us the option to procure, prior to each Launch Service, reflight launch services whereby in the event the applicable Launch Service results in a failure due to the SpaceX launch vehicle, SpaceX will provide comparable reflight launch services at no additional cost to us beyond the initial option price for such reflight launch services.

The total price under the LSA (excluding any options or additional launch services) is $46.6 million, subject to certain adjustments. The amounts due under the SLA are payable in periodic installments from the date of execution of the SLA through the performance of each Launch Service. We may postpone and reschedule the Launch Services for any reason at our sole discretion, following 12 months of delay for any particular Launch Services. We also have the right to terminate any of the Launch Services subject to the payment of a termination fee in an amount that would be based on the date we exercise our termination right.

As December 31, 2009, we had made payments totaling approximately $10.1 million pursuant to this agreement.

Quick-launch procurement agreements

On April 21, 2006, we entered into an agreement with Orbital Sciences Corporation to supply the payloads for our six quick-launch satellites. The price of the six payloads is $17 million, subject to price adjustments under certain circumstances. As December 31, 2009, we had made payments totaling approximately $16.3 million pursuant to this agreement.

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

As of December 31, 2009, we have made payments totaling $17.7 million pursuant to this agreement.

Purchase commitment

On August 29, 2008, Stellar entered into an agreement with Delphi Automotive Systems LLC to purchase approximately $4.8 million of a future model of a subscriber communicator over a two-year period beginning once the subscriber communicator model becomes commercially available which is expected to occur within the next twelve months.

Operating leases

Amounts represent future minimum payments under operating leases for our office spaces and other facilities.

Related parties

The information in Part III, Item 11, “Certain Relationships and Related Transactions”, is incorporated herein by reference.

Off- Balance sheet Arrangements

None

Recent Accounting Pronouncements

Effective January 1, 2009, we adopted FASB ASC Topic 805, Business Combinations (“ASC 805”). ASC 805 establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree. ASC 805 also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination. We will apply ASC 805 prospectively to any business combinations completed after January 1, 2009.

Effective January 1, 2009, we adopted FASB ASC 810-10-45, Consolidation Topic, (“ASC 810-10-45”) which revised the accounting treatment for noncontrolling interests of partially owned subsidiaries. The adoption of ASC 810-10-45 has resulted in the reclassification of amounts previously attributable to minority interest (now referred to as noncontrolling interest) to a separate component of equity in the accompanying consolidated balance sheets. Additionally, net income attributable to noncontrolling interests is shown separately from net loss in the accompanying consolidated statements of operations. The prior periods presented have also been reclassified to conform to the current classification as required by ASC 810-10-45. These reclassifications have no effect on our previously reported net loss per common share.

In April 2009, the FASB issued updated guidance related to business combinations, which is included in the Codification in ASC 805-20, Business Combinations-Identifiable Assets, Liabilities and Any Non Controlling Interest, (“ASC 805-20”). ASC 805-20 amends and clarifies ASC 805 to address application issues regarding the initial recognition and measurement, subsequent measurement and accounting and disclosures of assets and liabilities arising from contingencies in a business combination. In circumstances where the acquisition-date fair value for a contingency cannot be determined during the measurement period and it is concluded that it is probable that an assets or liability exists as of the acquisition date and the amount can be reasonably estimated, a contingency is recognized as of the acquisition date based on the estimated amount. We will apply ASC 805-20 prospectively to any business combinations completed after January 1, 2009.

In April 2009, the FASB issued new guidance on FASB ASC 320-10, Investments— Debt and Equity Securities, which amended existing guidance for the recognition and measurement of other-than-temporary impairments for debt securities which replaced the pre-existing “intent and ability” indicator. The new guidance specifies that if the fair value of a debt security is less than its amortized cost basis, an other- than-temporary impairment is triggered in circumstances where (1) an entity has an intent to sell the security, (2) it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis, or (3) the entity does not expect to recover the entire amortized cost basis of the security (that is, a credit loss exists). Other-than-temporary impairments are separated into amounts representing credit losses which are recognized in earnings and amounts related to all other factors which are recognized in other comprehensive income (loss). We adopted the new guidance on April 1, 2009 and it did not have a material on our consolidated financial statements.

In June 2009, the FASB issued ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities Consolidations in FASB Topic 810, Consolidations (“ASC 810”). ASU 2009-17 requires a company to perform ongoing reassessment of whether it is the primary beneficiary of a variable interest entity (“VIE”). Specifically, the guidance modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The guidance clarifies that the determination of whether a company is required to consolidate a VIE is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the VIE that most significantly impact the VIE’s economic performance. The guidance requires an ongoing reassessment of whether a company is the primary beneficiary of a VIE and enhanced disclosures of the company’s involvement in VIEs and any significant changes in risk exposure due to that involvement. In addition, qualifying special purpose entities are no longer exempt from consolidation under the amended guidance. ASU No. 2009-17 will be effective for us on January 1, 2010. We adopted ASU No. 2009-17 on January 1, 2010 and it did not have a material impact on our consolidated financial statements.

In October 2009, FASB issued ASU No. 2009-13, Revenue Recognition FASB Topic ASC 605-25 (“ASC 605-25”), Multiple Deliverable Revenue Arrangements. ASU No. 2009-13 requires an entity to allocate the revenue at the inception of an arrangement to all of its deliverables based on their relative selling prices. This guidance eliminates the residual method of allocation of revenue in multiple deliverable arrangements and requires the allocation of revenue based on the relative-selling-price method. The determination of the selling price for each deliverable requires the use of a hierarchy designed to maximize the use of available objective evidence including, vendor-specific objective evidence of fair value (VSOE), third party evidence of selling price (TPE), or estimated selling price (ESP). ASU No. 2009-13 will be effective for us on January 1, 2011 and early adoption is allowed and may be adopted either under the prospective method, whereby all revenue arrangements entered into, or materially modified after the effective date or under the retrospective application to all revenue arrangements for all periods presented. We may elect to adopt ASU No. 2009-13 prior to January 1, 2011 under the prospective method but must adjust the revenue of prior reported periods such that all new revenue arrangements entered into, or materially modified, during the fiscal year of adoption are accounted for under this guidance. We are currently evaluating the impact of adopting ASC No. 2009-13 on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

We do not have any material interest rate risk.

Effects of inflation risk

Overall, we believe that the impact of inflation risk on our business will not be significant.

Foreign currency risk

The majority of our revenues and expenses are transacted in U.S. dollars. Due to the acquisition of ORBCOMM Japan, we have foreign exchange exposures to non U.S. dollar revenues. For the years ended December 31, 2009 and 2008, revenues denominated in foreign currencies were approximately 10.9% and 18.3% of total revenues. For the year ended December 31, 2009, our revenues would have decreased by approximately 1.0% if the U.S. dollar would have strengthened by 10%.

We have assets and liabilities denominated in foreign currencies. A potential change in the fair value of these assets and liabilities from an increase (decrease) of 10% of the U.S. dollar would be an increase (decrease) of approximately $0.3 million.

Concentration of credit risk

The following table presents customers with revenues greater than 10% of our consolidated total revenues.

	Years Ended December 31,
	2009	2008	2007

General Electric Company	17.0%	19.3%	27.1%
Caterpillar Inc.	16.2%	11.9%	—
Komatsu Ltd.	11.3%	—	—
Hitachi Construction Machinery Co., Ltd.	—	15.8%	—

Market rate risk

As of December 31, 2009, we have marketable securities which consist of U.S. government and agency obligations, corporate obligations and FDIC-backed certificates of deposit debt securities totaling $26.1 million. The primary objectives of our investment activities are to preserve capital, maintain sufficient liquidity to meet operating requirements while at the same time maximizing income we receive from our investments without significantly increasing our risk. Due to the high investment quality and short duration of these marketable securities, we do not believe that we have any material exposure to changes in the fair value as a result of changes in interest rates. Declines in interest rates, however will reduce future income. A hypothetical 1% movement in market interest rates would not have a significant impact on interest income.

Vendor risk

A significant portion of the communicators sold by Stellar are manufactured under a contract with Delphi Automotive Systems LLC, a subsidiary of Delphi Corporation, which emerged from bankruptcy protection in 2009. The Communicators are manufactured by a Delphi affiliate in Mexico.

Item 8.	Financial Statements and Supplementary Data

The consolidated financial statements of ORBCOMM Inc., and subsidiaries including the notes thereto and the report thereon, is presented beginning at page F-1 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On August 27, 2009, the Audit Committee of our Board of Directors dismissed Deloitte & Touche LLP as the Company’s independent registered public accounting firm and approved the engagement of KPMG LLP as our independent registered public accounting firm for the fiscal year ended December 31, 2009. In connection with our change in accountants, there were no disagreements or reportable events required to be disclosed pursuant to Regulation S-K, Item 304(a)(1)(iv) and Item 304(a)(1)(v).

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

In connection with preparation of this Annual Report on From 10-K, we carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2009, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2009. The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its attestation report which is included below.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2009, that are materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
ORBCOMM Inc.:

We have audited ORBCOMM Inc. and subsidiaries internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). ORBCOMM Inc. and subsidiaries management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the ORBCOMM Inc. and subsidiaries internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers or persons performing similar functions, and effected by the company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, ORBCOMM Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ORBCOMM Inc. and subsidiaries as of December 31, 2009, and the related consolidated statements of operations, cash flows, and equity for the year then ended, and our report dated March 16, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

New York, New York
March 16, 2010

Item 9B.	Other information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Identification of Directors

Reference is made to the information regarding directors under the heading “Election of Directors (Proposal 1)” in the Proxy Statement for our 2009 Annual Meeting of stockholders to be held on April 29, 2010, (the “2010 Proxy Statement”), which information is hereby incorporated by reference.

Identification of Executive Officers

Reference is made to the information regarding executive officers under the heading “Executive Officers of the Registrant” in Part I, Item 1 of this Annual Report on Form 10-K.

Identification of Audit Committee and Audit Committee Financial Expert

Reference is made to the information regarding directors under the heading “Election of Directors (Proposal 1) Board of Directors and Committees — Audit Committee” in our 2010 Proxy Statement, which information hereby is incorporated by reference.

Material Changes to Procedures for Recommending Directors

Reference is made to the information regarding directors under the heading “Election of Directors (Proposal 1)” in our 2010 Proxy Statement, which information is hereby incorporated by reference.

Compliance with Section 16(a) of the Exchange Act

Reference is made to the information under the heading “Section 16(a) Beneficial Ownership Reporting Compliance — Board of Directors and Committees” in our 2010 Proxy Statement, which information is hereby incorporated by reference.

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

Reference is made to the information under the heading “Executive Compensation” in our 2010 Proxy Statement, which information is hereby incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership

Reference is made to the information under the heading “Security Ownership of Certain Beneficial Owners and Management” in our 2010 Proxy Statement, which information is hereby incorporated by reference.

Equity Compensation Plan Information

Reference is made to the information under the heading “Equity Compensation Plan Information” in our 2010 Proxy Statement, which information is hereby incorporated by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Reference is made to the information under the heading “Certain Relationships and Transactions with Related Persons” in our 2010 Proxy Statement, which information is hereby incorporated by reference.

Item 14.	Principal Accountant Fees and Services

Reference is made to the information under the heading “Ratification of Selection of Independent Registered Public Accounting Firm (Proposal 2) — Principal Accountant Fees” in our 2010 Proxy Statement, which information is hereby incorporated by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, ORBCOMM Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fort Lee, State of New Jersey, on March 16, 2010.

ORBCOMM Inc.

By:	/s/ Marc J. Eisenberg
Marc J. Eisenberg
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 16, 2010 by the following persons in the capacities indicated:

Signature		Title

/s/ Marc J. Eisenberg Marc J. Eisenberg		Chief Executive Officer and President and Director (principal executive officer)

/s/ Jerome B. Eisenberg Jerome B. Eisenberg		Chairman of the Board

/s/ Marco Fuchs* Marco Fuchs		Director

/s/ Didier Delepine* Didier Delepine		Director

/s/ Timothy Kelleher* Timothy Kelleher		Director

/s/ Hans E.W. Hoffmann* Hans E.W. Hoffmann		Director

/s/ John Major* John Major		Director

/s/ Gary H. Ritondaro* Gary H. Ritondaro		Director

/s/ John R. Wood* John R. Wood		Director

/s/ Robert G. Costantini Robert G. Costantini		Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

*By:	/s/ Christian G. LeBrun Christian G. LeBrun, Attorney-in-Fact**

** By authority of the power of attorney filed as Exhibit 24 hereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and
Stockholders of ORBCOMM Inc.:

We have audited the accompanying consolidated balance sheet of ORBCOMM Inc. and subsidiaries (the Company) as of December 31, 2009, and the related consolidated statement of operations, cash flows, and equity for the year then ended. In connection with our audit of the consolidated financial statements, we also have audited the consolidated financial statement schedule, “Schedule II — Valuation and Qualifying Accounts’’ as of and for the year ended December 31, 2009. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ORBCOMM Inc. and subsidiaries as of December 31, 2009, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule as of and for the year ended December 31, 2009, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for noncontrolling interests due to the adoption of new accounting requirements issued by the FASB, as of January 1, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

New York, New York
March 16, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ORBCOMM Inc.
Fort Lee, New Jersey

We have audited the accompanying consolidated balance sheet of ORBCOMM Inc. and subsidiaries (the “Company”) as of December 31, 2008, and the related consolidated statements of operations, changes in equity, and cash flows for the years ended December 31, 2008 and 2007. Our audits also included the 2008 and 2007 information included in the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2008, and the results of its operations and their cash flows for each of the two years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the 2008 and 2007 information included in such financial statement schedule, when considered in relation to the basic 2008 and 2007 consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for uncertain tax positions effective January 1, 2007.

As discussed in Note 2 to the consolidated financial statements, the financial statements as of December 31, 2008 and for the years ended December 31, 2008 and 2007 have been retrospectively adjusted for the adoption of new accounting guidance which changes the accounting treatment for noncontrolling interests of partially owned subsidiaries.

As discussed in Note 4 to the consolidated financial statements, the Company classified the assets and liabilities of Stellar Satellite Communications Ltd. (“Stellar”) as assets held for sale in the consolidated balance sheet as of December 31, 2008 and Stellar’s results of operations and cash flows have be presented as discontinued operations for the years ended December 31, 2008 and 2007.

/s/ DELOITTE & TOUCHE LLP

New York, New York
March 16, 2009 (March 16, 2010 as to the effects of the retrospective adjustments to 2008 and 2007 relating to the adoption of new accounting guidance for noncontrolling interests and the classification of Stellar as discontinued operations and the related disclosures in Note 4)

ORBCOMM Inc.

Consolidated Balance Sheets
(in thousands, except share data)

	December 31,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$65,292	$75,370
Restricted cash	1,000	2,000
Marketable securities	26,145	—
Accounts receivable, net of allowances for doubtful accounts of $803 and $101	3,574	3,412
Inventories	78	158
Receivable from insurance recovery	—	2,450
Prepaid expenses and other current assets	1,218	1,690
Current assets held for sale	778	1,621

Total current assets	98,085	86,701
Satellite network and other equipment, net	73,208	92,772
Intangible assets, net	2,600	4,086
Restricted cash	2,980	3,680
Other assets	1,354	1,484
Long term assets held for sale	2,832	2,644

Total assets	$181,059	$191,367

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,642	$8,428
Accrued liabilities	5,610	7,168
Current portion of deferred revenue	3,849	3,543
Current liabilities related to assets held for sale	412	326

Total current liabilities	12,513	19,465
Note payable — related party	1,398	1,244
Deferred revenue, net of current portion	6,230	7,607

Total liabilities	20,141	28,316

Commitments and contingencies
Equity:
ORBCOMM Inc. stockholders’ equity
Common stock, par value $0.001; 250,000,000 shares authorized; 42,455,531 and 42,101,834 shares issued and outstanding	42	42
Additional paid-in capital	230,512	229,001
Accumulated other comprehensive income	76	381
Accumulated deficit	(71,415)	(67,976)

Total ORBCOMM Inc. stockholders’ equity	159,215	161,448
Noncontrolling interests in ORBCOMM Japan	1,703	1,603

Total equity	160,918	163,051

Total liabilities and equity	$181,059	$191,367

See notes to consolidated financial statements.

ORBCOMM Inc.

Consolidated Statements of Operations
(in thousands, except per share data)

	Years Ended December 31,
	2009	2008	2007

Revenues:
Service revenues	$27,143	$23,811	$17,707
Product sales	423	3,498	1,524

Total revenues	27,566	27,309	19,231

Costs and expenses (1):
Costs of services	26,891	9,800	7,982
Costs of product sales	260	2,172	683
Selling, general and administrative	17,172	18,879	17,583
Product development	714	643	648
Gains on customer claims settlements	—	(1,368)	—
Impairment charges-satellite network	29,244	—	—
Insurance recovery-satellite network	(44,250)	—	—

Total costs and expenses	30,031	30,126	26,896

Loss from operations	(2,465)	(2,817)	(7,665)
Other income (expense):
Interest income	85	1,599	5,258
Other income (expense)	218	(842)	25
Interest expense	(193)	(199)	(209)

Total other income (expense)	110	558	5,074

Loss from continuing operations before pre-control earnings of consolidated subsidiary	(2,355)	(2,259)	(2,591)
Less: Pre-control earnings of consolidated subsidiary	—	128	—

Loss from continuing operations	(2,355)	(2,387)	(2,591)
Loss from discontinued operations	(954)	(1,682)	(998)

Net loss	(3,309)	(4,069)	(3,589)
Less: Net income attributable to the noncontrolling interests	130	471	—

Net loss attributable to ORBCOMM Inc.	$(3,439)	$(4,540)	$(3,589)

Net loss attributable to ORBCOMM Inc.:
Loss from continuing operations	$(2,485)	$(2,858)	$(2,591)
Loss from discontinued operations	(954)	(1,682)	(998)

Net loss attributable to ORBCOMM Inc.	$(3,439)	$(4,540)	$(3,589)

Per share information-basic and diluted:
Loss from continuing operations	$(0.06)	$(0.07)	$(0.07)
Loss from discontinued operations	(0.02)	(0.04)	(0.02)

Net loss attributable to ORBCOMM Inc.	$(0.08)	$(0.11)	$(0.09)

Weighted average common shares outstanding:
Basic and diluted	42,404	41,984	39,706

(1) Stock-based compensation included in costs and expenses:
Costs of services	$65	$119	$383
Selling, general and administrative	1,438	3,467	3,878
Product development	8	57	68

	$1,511	$3,643	$4,329

See notes to consolidated financial statements.

ORBCOMM Inc.

Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2009	2008	2007

Cash flows from operating activities:
Net loss	$(3,309)	$(4,069)	$(3,589)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Change in allowance for doubtful accounts	698	(159)	34
Depreciation and amortization	19,115	3,174	2,398
Accretion on note payable — related party	131	131	131
Stock-based compensation	1,511	3,643	4,329
Foreign exchange (gains) losses	(217)	839	(23)
Amortization of premium on marketable securities	72	—	—
Gain on insurance settlement-satellite network	(15,006)	—	—
Loss on disposal of equipment	—	13	—
Pre-control earnings of consolidated subsidiary	—	128	—
Non-cash portion of gains on customer claims settlements	—	(882)	—
Gain on expiration of gateway purchase option	—	(325)	—
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(705)	1,676	(1,551)
Inventories	77	228	694
Prepaid expenses and other assets	532	(837)	(412)
Accounts payable and accrued liabilities	286	(264)	(376)
Deferred revenue	(1,069)	963	29

Net cash provided by operating activities of continuing operations	2,116	4,259	1,664

Net cash provided by (used in) operating activities of discontinued operations	949	(312)	2,105

Net cash provided by operating activities	3,065	3,947	3,769

Cash flows from investing activities:
Capital expenditures	(32,486)	(40,044)	(19,743)
Purchases of marketable securities	(26,217)	—	(58,325)
Sales of marketable securities	—	—	97,175
Change in restricted cash	1,700	(5,680)	—
Proceeds of insurance settlement-satellite network	44,250	—	—
Cash acquired from step acquisition of subsidiary	—	366	—

Net cash provided by (used in) investing activities of continuing operations	(12,753)	(45,358)	19,107

Net cash used in investing activities of discontinued operations	(208)	(245)	(300)

Net cash provided by (used in) investing activities	(12,961)	(45,603)	18,807

Cash flows from financing activities:
Proceeds from issuance of common stock in connection with secondary public offering, net of underwriters’ discounts and commissions and
offering costs of $3,318	—	—	31,010
Proceeds from exercise of warrants and options	—	342	572
Payment of offering costs in connection with initial and secondary public offerings	—	(40)	(609)

Net cash provided by financing activities from continuing operations	—	302	30,973

Net cash provided by financing activities	—	302	30,973

Effect of exchange rate changes on cash and cash equivalents	(182)	1,137	(101)

Net increase (decrease) in cash and cash equivalents	(10,078)	(40,217)	53,448
Cash and cash equivalents:
Beginning of year	75,370	115,587	62,139

End of year	$65,292	$75,370	$115,587

Supplemental cash flow disclosures (Note 21)

See notes to consolidated financial statements.

ORBCOMM Inc.

Consolidated Statements of Changes in Equity
Years ended December 31, 2009, 2008 and 2007
(in thousands, except share data)

				Accumulated		Noncontrolling
			Additional	other		interests
	Common stock		paid-in	comprehensive	Accumulated	in ORBCOMM	Total	Comprehensive
	Shares	Amount	capital	income (loss)	deficit	Japan	equity	loss

Balances, January 1, 2007	36,923,715	$37	$188,917	$(395)	$(59,847)	$—	$128,712
Secondary public offering of common stock, net of underwriters’ discounts and commissions and offering costs	2,985,000	3	30,967	—	—	—	30,970
Exercise of warrants and options	1,419,230	2	570	—	—	—	572
Vesting of restricted stock units	330,121	—	—	—	—	—	—
Stock-based compensation	—	—	4,445	—	—	—	4,445
Net loss	—	—	—	—	(3,589)	—	(3,589)	$(3,589)
Cumulative translation adjustment	—	—	—	(261)	—	—	(261)	(261)

								$(3,850)

Balances, December 31, 2007	41,658,066	42	224,899	(656)	(63,436)	—	160,849
Exercise of warrants and options	187,270	—	342	—	—	—	342
Vesting of restricted stock units	256,498	—	—	—	—	—	—
Stock-based compensation	—	—	3,760	—	—		3,760
Non-controlling interest of acquired subsidiary	—	—	—	—	—	847	847
Net income (loss)	—	—	—	—	(4,540)	599	(3,941)	$(4,540)
Cumulative translation adjustment	—	—	—	1,037	—	157	1,194	1,194

								$(3,346)

Balances, December 31, 2008	42,101,834	42	229,001	381	(67,976)	1,603	163,051
Vesting of restricted stock units	353,697	—	—	—	—	—	—
Stock-based compensation	—	—	1,511	—	—	—	1,511
Net income (loss)	—	—	—	—	(3,439)	130	(3,309)	$(3,439)
Cumulative translation adjustment	—	—	—	(305)	—	(30)	(335)	(335)

								$(3,774)

Balances, December 31, 2009	42,455,531	$42	$230,512	$76	$(71,415)	$1,703	$160,918

See notes to consolidated financial statements.

Notes to consolidated financial statements
(In thousands, except share and per share amounts)

Note 1.	Organization and Business

ORBCOMM Inc. (“ORBCOMM” or the “Company”), a Delaware corporation, is a satellite-based data communications company that operates a two-way global wireless data messaging system optimized for narrowband data communication. The Company also provides terrestrial-based cellular communication services through reseller agreements with major cellular wireless providers. The Company provides services through a constellation of 29 owned and operated low-Earth orbit satellites and accompanying ground infrastructure through which small, low power, fixed or mobile satellite subscriber communicators (“Communicators”) and cellular wireless subscriber identity modules, or SIMS, connected to the cellular wireless providers’ network, that can be connected to other public or private networks, including the Internet (collectively, the “ORBCOMM System”). The ORBCOMM System is designed to enable businesses and government agencies to track, monitor, control and communicate with fixed and mobile assets.

Note 2.	Public Offering and Basis of Presentation

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

The Company has incurred losses from inception including a net loss of $3,439 in 2009 and as of December 31, 2009, the Company has an accumulated deficit of $71,415. As of December 31, 2009, the Company’s primary source of liquidity consisted of cash and cash equivalents and marketable securities totaling $91,437, which the Company believes will be sufficient to provide working capital and milestone payments for its next-generation satellites for at least the next twelve months.

Note 3.	Summary of Significant Accounting Policies

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned and majority-owned subsidiaries, and investments in variable interest entities in which the Company is determined to be the primary beneficiary. All significant intercompany accounts and transactions have been eliminated in consolidation. The portions of majority-owned subsidiaries that the Company does not own are reflected as noncontrolling interests in the consolidated balance sheet. Investments in entities over which the Company has the ability to exercise significant influence but does not have a controlling interest are accounted for under the equity method of accounting. The Company considers several factors in determining whether it has the ability to exercise significant influence with respect to investments, including, but not limited to, direct and indirect ownership level in the voting securities, active participation on the board of directors, approval of operating and budgeting decisions and other participatory and protective rights. Under the equity method, the Company’s proportionate share of the net income or loss of such investee is reflected in the Company’s consolidated results of operations. Although the Company owns interests in companies that it accounts for pursuant to the equity method, the investments in those entities had no carrying value as of December 31, 2009 and 2008. The Company has no guarantees or other funding obligations to those entities, and the Company had no equity in the earnings or losses of those investees for the years ended December 31, 2009, 2008 and 2007. Noncontrolling interests in companies are accounted for by the cost method where the Company does not exercise significant influence over the investee. The Company’s cost basis investments had no carrying value as of December 31, 2009 and 2008.

Notes to consolidated financial statements
(In thousands, except share and per share amounts)

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses at the date of the consolidated financial statements and during the reporting periods, and to disclose contingent assets and liabilities at the date of the consolidated financial statements. Actual results could differ from those estimates. The most significant estimates relate to the allowances for doubtful accounts, the useful lives and impairment of the Company’s satellite network and other equipment, license rights, inventory valuation, the fair value of securities underlying share-based payment arrangements, uncertain tax positions and the realization of deferred tax assets.

Revenue recognition

The Company derives service revenues from the utilization of Communicators on the ORBCOMM System and the reselling of airtime from the utilization of SIMS on the cellular providers’ wireless networks from its resellers (i.e., its value added resellers, international value added resellers, international licensees and country representatives) and direct customers. These service revenues consist of subscriber-based and recurring monthly usage fees and generally a one-time activation fee for each Communicator and SIMS activated for use. Usage fees charged to customers are based upon the number, size and frequency of data transmitted by a customer and the overall number of Communicators and SIMS activated by each customer. Usage fees charged to the Company’s resellers are charged primarily based on the overall number of Communicators and SIMS activated by the resellers and the total amount of data transmitted by their customers.

The Company also earns service revenues from providing engineering, technical and management support services to customers, and a one-time royalty fee relating to the manufacture of Communicators from third parties under a manufacturing agreement. Revenues generated from monthly usage and administrative fees and engineering services are recognized when the services are rendered.

Product revenues are derived from sales of Communicators, SIMS, and other equipment such as gateway earth stations to customers. Revenues generated from the sale of Communicators, SIMS and other products are either recognized when the products are shipped or when customers accept the products, depending on the specific contractual terms. Sales of Communicators, SIMS and other products are not subject to return and title and risk of loss pass to the customer at the time of shipment. Sales of Communicators and SIMS are primarily to resellers and are not bundled with services arrangements. Revenues from sales of gateway earth stations and related products are recognized upon customer acceptance. Revenues from the activation of both Communicators and SIMS are initially recorded as deferred revenues and are, thereafter, recognized ratably over the term of the agreement with the customer, generally three years which is the estimated customer relationship period. Revenues generated from royalties relating to the manufacture of Communicators by third parties are recognized when the third party notifies the Company of the units it has manufactured and a unique serial number is assigned to each unit by the Company.

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

During 2004, the Company entered into a contract with the United States Coast Guard (“USCG”) to design, develop, launch and operate a single satellite equipped with the capability to receive, process and forward Automatic Identification Systems (“AIS”) data (the “Concept Validation Project”). Under the terms of the agreement, title to the Concept Validation Project demonstration satellite (also called the Coast Guard

Notes to consolidated financial statements
(In thousands, except share and per share amounts)

demonstration satellite) remained with the Company, however the USCG was granted a non-exclusive, royalty-free license to use the designs, software processes and procedures developed under the contract in connection with any future Company satellites that are AIS enabled. The Company is permitted to use the Concept Validation Project satellite and to provide services to other customers. The agreement also provides for post-launch maintenance and AIS data transmission services to be provided by the Company to the USCG for an initial term of 14 months. At its option, the USCG may elect an additional option to receive post-launch maintenance and AIS data transmission services subsequent to the initial term.

On June 19, 2008, the Coast Guard demonstration satellite was launched. In August 2008, the USCG accepted the AIS data and elected to receive the initial post-launch maintenance for $380 and AIS data transmission services for $198. At that time, the Company placed the Coast Guard demonstration satellite in service and began to recognize revenues. On September 30, 2008, the USCG exercised its option to increase the AIS data transmission services to $575. In August 2009, the USCG exercised its option to receive the subsequent post-launch maintenance for $200 and AIS data transmission services for $394 for 12 months.

Because no tangible deliverable other than services will be provided to the USCG and the Company retained title to the Concept Validation Project satellite, the arrangement is accounted for as a long-term service arrangement. The deliverables under the agreement with the USCG do not qualify as separate units of accounting. Commencing with acceptance of the AIS data by the USCG in August 2008, the revenues related to the design and development of the satellite, initial post-launch maintenance and AIS data transmission services are being recognized ratably over six years, the expected life of the customer relationship. The subsequent maintenance and AIS data transmission services are being recognized ratably over the remaining expected life of the customer relationship.

Out-of-pocket expenses incurred during the performance of professional service contracts are included in costs of services and any amounts re-billed to customers are included in revenues during the period in which they are incurred. Shipping costs billed to customers are included in product sales revenues and the related costs are included as costs of product sales.

Costs of revenues

Costs of services is comprised of payroll and related costs, including stock-based compensation, materials and supplies, depreciation and amortization of assets used to provide services and usage fees to cellular wireless providers for the data transmitted by the resellers on the Company’s network. Costs of product sales includes the purchase price of subscriber communicators and SIMS sold and shipping charges.

Foreign currency translation

The Company has foreign operations where the functional currency is the local currency. For operations where the local currency is the functional currency, assets and liabilities are translated using end-of-period exchange rates; revenues, expenses and cash flows are translated using average rates of exchange. For these operations, currency translation adjustments are recognized in accumulated other comprehensive income. Foreign currency transaction gains and losses related to assets and liabilities that are denominated in a currency other than the functional currency are included in other income (expense) in the consolidated statements of operations. For the years ended December 31, 2009 and 2007, the Company recorded foreign exchange gains of $217 and $23, respectively. For the year ended December 31, 2008, the Company recorded a foreign exchange loss of $839.

Fair value of financial instruments

The fair values of the Company’s cash and cash equivalents, accounts receivable and accounts payable approximate their carrying value due to the short-term nature of these items. The fair value of the Note Payable-related party is de minimis.

Notes to consolidated financial statements
(In thousands, except share and per share amounts)

Cash and cash equivalents

The Company considers all liquid investments with maturities of three months or less, at the time of purchase, to be cash equivalents.

Marketable securities

Marketable securities consist of U.S. government and agency obligations, corporate obligations and FDIC-backed certificates of deposit debt securities, which have stated maturities ranging from three to six months. The Company classifies these securities as held-to-maturity since it has the positive intent and ability to hold until maturity. These securities are carried at amortized cost. The changes in the value of these marketable securities, other than impairment charges, are not reported in the consolidated financial statements. The fair value of the Company’s marketable securities approximate their carrying value (See Note 8).

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

The following table presents customers with revenues greater than 10% of the Company’s consolidated total revenues for the periods shown:

	Years Ended December 31,
	2009	2008	2007

General Electric Company	17.0%	19.3%	27.1%
Caterpillar Inc.	16.2%	11.9%	—
Komatsu Ltd.	11.3%	—	—
Hitachi Construction Machinery Co., Ltd.	—	15.8%	—

The following table presents customers with accounts receivable greater than 10% of the Company’s consolidated accounts receivable for the periods shown:

	December 31,
	2009	2008

General Electric Company	12,7%	16.2%
Caterpillar Inc.	13.9%	—
Hitachi Construction Machinery Co., Ltd.	—	16.6%

The Company does not currently maintain in-orbit insurance coverage for its satellites to address the risk of potential systemic anomalies, failures or catastrophic events affecting its satellite constellation. If the Company experiences significant uninsured losses, such events could have a material adverse impact on the Company’s business.

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

At December 31, 2009 and 2008 assets held for sale include $2,125 and $2,126, respectively, of long-term inventory of which $332 is component parts held at the manufacturing facility of Stellar Satellite Communications, Ltd (“Stellar’s”) principal supplier.

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

Assets under construction primarily consist of milestone payments pursuant to procurement agreements, which includes the design, development, launch and other direct costs relating to the construction of the satellites and upgrades to the Company’s infrastructure and the Ground Segment. Once these assets are placed in service they will be transferred to satellite network and then depreciation will be recognized using the straight-line method over the estimated lives of the assets. No depreciation has been recorded on these assets as of December 31, 2009.

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

Intangible assets

Intangible assets consist primarily of licenses acquired from affiliates to market and resell the Company’s services in certain foreign geographic areas and related regulatory approvals to allow the Company to provide its services in various countries and territories. Intangible assets are amortized using the straight line method over the estimated useful lives of the assets. Intangible assets are stated at their acquisition cost less accumulated amortization. The Company does not have any indefinite lived intangible assets at December 31, 2009 and 2008.

Notes to consolidated financial statements
(In thousands, except share and per share amounts)

Impairment of long-lived assets

The Company reviews its long-lived assets and amortizable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In connection with this review, the Company also re-evaluates the periods of depreciation and amortization for these assets. The Company recognizes an impairment loss when the sum of the future undiscounted net cash flows expected to be realized from the asset is less than its carrying amount. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset, which is determined using the present value of net future operating cash flows to be generated by the asset.

Income taxes

The Company accounts for income taxes using an asset and liability approach that recognizes deferred tax assets and liabilities for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company recognizes a change in tax rates on deferred tax assets and liabilities in income in the period that includes the enactment date. Valuation allowances are established when realization of deferred tax assets is not considered more likely than not.

Effective January 1, 2007, the Company adopted the accounting guidance on accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. This guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken or expected to be taken in a tax return. Also this guidance provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

Stock-based compensation

The Company measures and recognizes stock-based compensation expense for all share-based payment awards made to employees and directors based on estimated fair values on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period. For awards with performance conditions, an evaluation is made at the grant date and future periods as to the likelihood of the performance criteria being met. Compensation expense is adjusted in future periods for subsequent changes in the performance condition until the vesting date. The Company estimates forfeitures at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Recent accounting pronouncements

In October 2009, FASB issued ASU No. 2009-13, Revenue Recognition FASB Topic ASC 605-25 (“ASC 605-25”), Multiple Deliverable Revenue Arrangements. ASU No. 2009-13 requires an entity to allocate the revenue at the inception of an arrangement to all of its deliverables based on their relative selling prices. This guidance eliminates the residual method of allocation of revenue in multiple deliverable arrangements and requires the allocation of revenue based on the relative-selling-price method. The determination of the selling price for each deliverable requires the use of a hierarchy designed to maximize the use of available objective evidence including,

Notes to consolidated financial statements
(In thousands, except share and per share amounts)

vendor-specific objective evidence of fair value (VSOE), third party evidence of selling price (TPE), or estimated selling price (ESP). ASU No. 2009-13 will be effective for the Company on January 1, 2011 and early adoption is allowed and may be adopted either under the prospective method, whereby all revenue arrangements entered into, or materially modified after the effective date or under the retrospective application to all revenue arrangements for all periods presented. The Company may elect to adopt ASU No. 2009-13 prior to January 1, 2011 under the prospective method but must adjust the revenue of prior reported periods such that all new revenue arrangements entered into, or materially modified, during the fiscal year of adoption are accounted for under this guidance. The Company is currently evaluating the impact of adopting ASC No. 2009-13 on its consolidated financial statements.

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

In June 2009, the FASB issued ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities Consolidations in FASB Topic 810, Consolidations. ASU No. 2009-17 requires a company to perform ongoing reassessment of whether it is the primary beneficiary of a variable interest entity (“VIE”). Specifically, the guidance modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The guidance clarifies that the determination of whether a company is required to consolidate a VIE is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the VIE that most significantly impact the VIE’s economic performance. The guidance requires an ongoing reassessment of whether a company is the primary beneficiary of a VIE and enhanced disclosures of the company’s involvement in VIEs and any significant changes in risk exposure due to that involvement. In addition, qualifying special purpose entities are no longer exempt from consolidation under the amended guidance. ASU No. 2009-17 will be effective for the Company on January 1, 2010. The Company adopted ASU No. 2009-17 on January 1, 2010 and it did not have a material impact on its consolidated financial statements.

In April 2009, the Company adopted the FASB ASC 825-10-65, Financial Instruments-Overall- Transition and Open Effective Date Information (“ASC 825-10-65”). ASC 825-10-65 amends ASC 825-10 to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. The Company adopted ASC 825-10-65 on April 1, 2009. The adoption of ASC 825-10-65 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued new guidance on FASB ASC 320-10, Investments— Debt and Equity Securities, which amended existing guidance for the recognition and measurement of other-than-temporary impairments for debt securities which replaced the pre-existing “intent and ability” indicator. The new guidance specifies that if the fair value of a debt security is less than its amortized cost basis, an other-than-temporary impairment is triggered in circumstances where (1) an entity has an intent to sell the security, (2) it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis, or (3) the entity does not expect to recover the entire amortized cost basis of the security (that is, a credit loss exists).

Notes to consolidated financial statements
(In thousands, except share and per share amounts)

Other-than-temporary impairments are separated into amounts representing credit losses which are recognized in earnings and amounts related to all other factors which are recognized in other comprehensive income (loss). The Company adopted the new guidance on April 1, 2009 and it did not have a material impact on its consolidated financial statements.

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

Effective January 1, 2009, the Company adopted FASB ASC 810-10-45, Consolidation Topic, (“ASC 810-10-45”) which revised the accounting treatment for noncontrolling interests of partially owned subsidiaries. The adoption of ASC 810-10-45, on a retrospective basis, has resulted in the reclassification of amounts previously attributable to minority interest (now referred to as noncontrolling interest) to a separate component of equity in the accompanying consolidated balance sheets. Additionally, net income attributable to noncontrolling interests is shown separately from net loss in the accompanying consolidated statements of operations. The prior periods presented have also been reclassified to conform to the current classification as required by ASC 810-10-45. As a result, equity increased by $1,446 for the reclassification of noncontrolling interests as of December 31, 2008, and net loss decreased by $471 for the year ended December 31, 2008. These reclassifications have no effect on the Company’s previously reported net loss per common share.

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

Notes to consolidated financial statements
(In thousands, except share and per share amounts)

Note 4.	Discontinued Operations

The Company is focused on continuing the growth and expansion of its network services business and is discussing with interested parties about a sale of its subsidiary, Stellar. The GE Settlement Agreement discussed below and the Services Agreement (See Note 20) provide the Company with the ability to dispose of Stellar without disrupting ORBCOMM’s growth prospects with GE Asset Intelligence, LLC (“GE”), (now a subsidiary of I.D. Systems, Inc. and formerly a division of GE) allowing the Company to concentrate its resources on its service-based data communications business. Beginning in the second quarter of 2009, the Company classified the assets and liabilities of Stellar as assets held for sale in its consolidated balance sheets and Stellar’s results of operations as discontinued operations in its consolidated statements of operations for the periods presented. The Company expects to complete a sale of Stellar during 2010.

On April 3, 2009, the Company entered into a settlement agreement (the “Settlement Agreement”) with GE with respect to the supply agreement dated October 10, 2006 (the “2006 Agreement”) to supply GE up to 412,000 units of in-production and future models of subscriber communicators to support GE’s applications utilizing the Company’s data communications system. 270,000 of these units were non-cancelable except for specified early termination provisions.

Pursuant to the Settlement Agreement, the Company received $800 as settlement for GE’s obligation under the 2006 Agreement. GE did not purchase its minimum committed volumes for 2007 and 2008. For year ended December 31, 2009, the Company recognized a gain on settlement of $800, which is recorded in discontinued operations.

The Company and GE terminated the 2006 Agreement and all their respective obligations relating to it, and released each other from any claims relating to their obligations arising under the 2006 Agreement, except for certain obligations related to warranties, indemnities, confidentiality and intellectual property.

A summary of discontinued operations for the years ended December 31, 2009, 2008 and 2007 is as follows:

	Years Ended December 31,
	2009	2008	2007

Revenues- Product sales	$1,604	$2,783	$8,921

Loss from discontinued operations	$(954)	$(1,682)	$(998)

As of December 31, 2009 and 2008, the major classes of assets and liabilities of Stellar held for sale were as follows:

	December 31,
	2009	2008

Accounts receivable, net	$168	$338

Inventories, current	575	1,263

Current assets	778	1,621

Other equipment, net	707	518

Inventories, long term	2,125	2,126

Current liabilities	412	326

As of December 31, 2009, the assets held for sale are reported at the lower of cost or estimated fair value less costs to sell and are no longer being depreciated.

Notes to consolidated financial statements
(In thousands, except share and per share amounts)

Note 5.	ORBCOMM Japan

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

As the 51% interest in ORBCOMM Japan was acquired in two transactions during 2008, the Company has accounted for this transaction using the step acquisition method prescribed by Accounting Research Bulletin No. 51, Consolidated Financial Statements (“ARB 51”). As permitted by ARB 51, the Company consolidated ORBCOMM Japan’s results of operations as though the controlling interest was acquired on April 1, 2008. For the year ended December 31, 2008, the Company deducted from continuing operations in its consolidated statement of operations $128 of pre-control earnings of ORBCOMM Japan for the period prior to the termination of the noncontrolling stockholder’s substantive participatory rights on June 9, 2008 and noncontrolling interest for the 49% interest in the income of ORBCOMM Japan attributable to the noncontrolling stockholders for the period after the change in control.

Note 6.	Stock-based Compensation

The Company’s share-based compensation plans consist of its 2006 Long-Term Incentives Plan (the “2006 LTIP”) and its 2004 Stock Option Plan. As of December 31, 2009, there were 2,015,761 shares available for grant under the 2006 LTIP and no shares available for grant under the 2004 stock option plan.

For the years ended December 31, 2009, 2008 and 2007, the Company recognized stock-based compensation expense in continuing operations of $1,511, $3,643 and $4,329, respectively. The Company’s stock-based compensation in discontinued operations for the years ended December 31, 2009, 2008 and 2007 was not significant. For the year ended December 31, 2008, the Company capitalized stock-based compensation of $54 to satellite network and other equipment. The Company has not recognized and does not expect to recognize in the

Notes to consolidated financial statements
(In thousands, except share and per share amounts)

foreseeable future, any tax benefit related to stock-based compensation as a result of the full valuation allowance on its net deferred tax assets and its net operating loss carryforwards.

The components of the Company’s stock-based compensation expense are presented below:

	For the Years Ended December 31,
	2009	2008	2007

Stock options	$24	$96	$254
Restricted stock units	545	2,633	3,470
Stock appreciation rights	942	914	605

Total	$1,511	$3,643	$4,329

As of December 31, 2009, the Company had unrecognized compensation costs for all share-based payment arrangements totaling $1,420.

2006 LTIP

In September 2006, the Company’s stockholders approved the 2006 LTIP under which awards for shares of common stock are authorized for grants to directors and employees. As of December 31, 2009, the Company has 2,015,761 shares of common stock available for grant under the 2006 LTIP. The 2006 LTIP provides for grants and awards of stock options, stock appreciation rights (“SARs”), common stock, restricted stock, restricted stock units (“RSUs”), performance units and performance shares. Stock options granted pursuant to the 2006 LTIP Plan have a maximum term of 10 years. The SARs expire 10 years from the date of grant and are payable in cash, shares of common stock or a combination of both upon exercise, as determined by the Compensation Committee. The 2006 LTIP is administrated by the Compensation Committee of the Company’s Board of Directors, which selects persons eligible to receive awards under the 2006 LTIP and determines the number, terms, conditions, performance measures and other provisions of the awards.

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

Time-Based Restricted Stock Units

In 2009, the Company granted 147,420 time-based RSUs. These RSUs vest over various periods through July 2012.

Notes to consolidated financial statements
(In thousands, except share and per share amounts)

A summary of the Company’s time-based RSUs for the year ended December 31, 2009 is as follows:

		Weighted-Average Grant
	Shares	Date Fair Value

Balance at January 1, 2009	342,184	$8.21
Granted	147,420	1.68
Vested	(250,851)	9.15
Forfeited or expired	—	—

Balance at December 31, 2009	238,753	$3.18

For the years ended December 31, 2009, 2008 and 2007, the Company recorded stock-based compensation expense in continuing operations of $461, $2,176 and $2,113 related to the time-based RSUs, respectively. As of December 31, 2009, $505 of total unrecognized compensation cost related to the time-based RSUs granted is expected to be recognized through July 2012.

Performance-Based Restricted Stock Units

A summary of the Company’s performance-based RSUs for the year ended December 31, 2009 is as follows:

		Weighted-Average Grant
	Shares	Date Fair Value

Balance at January 1, 2009	131,129	$4.85
Granted	—	—
Vested	(91,242)	4.81
Forfeited or expired	(39,887)	5.11

Balance at December 31, 2009	—	$—

For the years ended December 31, 2009, 2008 and 2007, the Company recorded stock-based compensation expense in continuing operations of $85, $457 and $1,357 related to the performance-based RSUs, respectively. As of December 31, 2009, there was no unrecognized compensation costs related to the performance-based RSUs.

The grant date fair value of the performance-and time-based RSU awards granted in 2009, 2008 and 2007 is based upon the closing stock price of the Company’s common stock on the date of grant.

Time-based Stock Appreciation Rights

A summary of the Company’s time-based SARs for the year ended December 31, 2009 is as follows:

			Weighted-
			Average
			Remaining	Aggregate
	Number of	Weighted-Average	Contractual	Intrinsic Value
	Shares	Exercise Price	Term (years)	(In thousands)

Outstanding at January 1, 2009	1,141,667	$5.31
Granted	25,000	1.70
Forfeited or expired	—	—

Outstanding at December 31, 2009	1,166,667	$5.23	8.18	$25

Exercisable at December 31, 2009	746,667	$5.50	8.12	$—

Vested and expected to vest at December 31, 2009	1,166,667	$5.23	8.18	$25

Notes to consolidated financial statements
(In thousands, except share and per share amounts)

For the years ended December 31, 2009, 2008 and 2007, the Company recorded stock-based compensation expense in continuing operations of $903, $767 and $122 relating to the time-based SARs, respectively. As of December 31, 2009, $913 of total unrecognized compensation cost related to the time-based SARs is expected to be recognized through February 2012. The weighted average grant date fair value of the time-based SARs granted in 2009, 2008 and 2007 was $0.91, $2.27 and $5.41 per share, respectively.

Performance-Based Stock Appreciation Rights

In 2009, 30,000 performance-based SARs were granted when the Compensation Committee established financial and operational performance targets for fiscal 2009. As of December 31, 2009, the Company estimates that these performance targets will be achieved at a rate of 30%, resulting in 9,000 performance-based SARs vesting in the first quarter of 2010.

A summary of the Company’s performance-based SARs for the year ended December 31, 2009 is as follows:

			Weighted-
			Average
			Remaining	Aggregate
	Number of	Weighted-Average	Contractual	Intrinsic Value
	Shares	Exercise Price	Term (years)	(In thousands)

Outstanding at January 1, 2009	291,899	$10.35
Granted	30,000	1.86
Forfeited or expired	(41,753)	9.34

Outstanding at December 31, 2009	280,146	$9.59	7.64	$25

Exercisable at December 31, 2009	250,146	$10.52	7.45	$—

Vested and expected to vest at December 31, 2009	259,145	$10.15	7.51	$25

The weighted-average grant date fair value of the performance-based SARs granted during the years ended December 31, 2009, 2008 and 2007 was $1.30, $1.23 and $6.19 per share, respectively.

For the years ended December 31, 2009, 2008 and 2007, the Company recorded stock-based compensation expense in continuing operations of $38, $147 and $483 relating to the performance-based SARs, respectively. As of December 31, 2009, $2 of total unrecognized compensation cost related to the performance-based SARs is expected to be recognized through the first quarter of 2010.

The fair value of each SAR award is estimated on the date of grant using the Black-Scholes option pricing model with the assumptions described below for the periods indicated. Expected volatility was based on the stock volatility for comparable publicly traded companies. The Company uses the “simplified” method based on the average of the vesting term and the contractual term to calculate the expected life of each SAR award, due to insufficient history of exercises. Estimated forfeitures were based on voluntary and involuntary termination behavior as well as analysis of actual SAR forfeitures. The risk-free interest rate was based on the U.S. Treasury yield curve at the time of the grant over the expected term of the SAR grants.

	Years Ended December 31,
	2009	2008	2007

Risk-free interest rate	2.15% to 2.34%	2.50% to 3.20%	4.93%
Expected life (years)	5.5 and 6.00	5.5 and 6.00	5.5
Estimated volatility	55.03% and 85.30%	43.98% to 48.98%	43.95%
Expected dividends	None	None	None

Notes to consolidated financial statements
(In thousands, except share and per share amounts)

Stock Options

Options granted under the 2004 Stock Option Plan have a maximum term of 10 years and vest over a period determined by the Company’s Board of Directors (generally four years) at an exercise price per share determined by the Board of Directors at the time of the grant. The 2004 stock option plan expires 10 years from the effective date, or when all options have been granted, whichever is sooner. The Company did not grant stock options in 2009, 2008 and 2007.

A summary of the status of the Company’s stock options as of December 31, 2009 is as follows:

			Weighted-Average
			Remaining	Aggregate
	Number of	Weighted-Average	Contractual	Intrinsic Value
	Shares	Exercise Price	Term (years)	(In thousands)

Outstanding at January 1, 2009	782,079	$2.98
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—

Outstanding at December 31, 2009	782,079	$2.98	4.18	$152

Exercisable at December 31, 2009	782,079	$2.98	4.18	$152

Vested and expected to vest at December 31, 2009	782,079	$2.98	4.18	$152

As of December 31, 2009, there was no unrecognized compensation costs related to the stock options.

Note 7.	Net Loss per Common Share

Basic net loss per common share is calculated by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding for the year. Diluted net loss per common share is the same as basic net loss per common share, because potentially dilutive securities such as RSUs, SARs, stock options and stock warrants would have an antidilutive effect as the Company incurred a net loss for the years ended December 31, 2009, 2008 and 2007. The potentially dilutive securities excluded from the determination of basic and diluted loss per share, as their effect is antidilutive, are as follows:

	Years Ended December 31,
	2009	2008	2007

Stock options	782,079	782,079	832,957
RSUs	238,753	473,313	535,942
SARs	1,446,813	1,433,566	283,956
Common stock warrants	—	257,986	473,907

	2,467,645	2,946,944	2,126,762

Note 8.	Marketable Securities

As of December 31, 2009, the marketable securities are recorded at amortized cost which approximates fair market value. All investments mature in one year or less.

Notes to consolidated financial statements
(In thousands, except share and per share amounts)

	Fair	Unrealized	Unrealized
	Value	Losses	Gains

U.S. government and agency obligations	$13,009	$—	$1
Corporate obligations	11,211	7	—
FDIC-backed certificates of deposit	1,919	—	—

	$26,139	$7	$1

The Company would recognize an impairment loss when the decline in the estimated fair value of a marketable security below the amortized cost is determined to be other-than-temporary. The Company considers various factors in determining whether to recognize an impairment charge, including the duration of time and the severity to which the fair value has been less than the amortized cost, any adverse changes in the issuer’s financial conditions and the Company’s intent to sell or whether it is more likely than not that it would be required to sell the marketable security before its anticipated recovery. Investments with unrealized losses have been in an unrealized loss position for less than a year.

For the year ended December 31, 2009, the gross unrealized losses of $7 were primarily due to changes in interest rates and not credit quality of the issuer. Accordingly, the Company has determined that the gross unrealized losses are not other-than-temporary at December 31, 2009 and there has been no recognition of impairment losses in its consolidated statements of operations.

Note 9.	Satellite Network and Other Equipment

Satellite network and other equipment consisted of the following:

	Useful Life	December 31,
	(Years)	2009	2008

Land		$381	$381
Satellite network	3 months to 10 years	27,814	21,290
Capitalized software	3-5	1,318	1,112
Computer hardware	5	1,144	1,069
Other	5-7	1,105	881
Assets under construction		66,450	76,999

		98,212	101,732
Less accumulated depreciation and amortization		(25,004)	(8,960)

		$73,208	$92,772

During the years ended December 31, 2009 and 2008, the Company capitalized costs attributable to the design and development of internal-use software in the amount of $175 and $336, respectively.

Depreciation and amortization expense for the years ended December 31, 2009, 2008 and 2007 was $17,629, $1,688 and $912, respectively. This includes amortization of internal-use software of $342, $252 and $243 for the years ended December 31, 2009, 2008 and 2007, respectively.

Assets under construction primarily consist of milestone payments pursuant to procurement agreements, which includes the design, development, launch and other direct costs relating to the construction of the satellites (See Note 18) and upgrades to its infrastructure and the ground segment.

On June 19, 2008, the Coast Guard Demonstration satellite (“CDS”) and five quick-launch satellites were launched. Due to continued delays associated with the construction of the final quick-launch satellite, the Company

Notes to consolidated financial statements
(In thousands, except share and per share amounts)

is retaining it for future deployment. Since launch, communications capability for three of the quick-launch satellites and the CDS has been lost as described below.

In August 2009, the Company placed in service the two remaining quick-launch satellites for which the Company maintains communications capability are providing limited ORBCOMM messaging and worldwide AIS services. These satellites are experiencing attitude control system anomalies which result in the satellites not pointing towards the sun and the earth as expected. These pointing errors result in reduced power generation, improper satellite spacing within the orbital plane and reduced communications capabilities. One of these satellites has an intermittent flight computer anomaly and a power system anomaly which has significantly reduced its availability. The similarity of these satellites to the failed satellites described below is believed to significantly reduce their expected useful lives. These two satellites are fully depreciated as of December 31, 2009.

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

On July 31, 2009, another quick-launch satellite experienced a gateway transmitter anomaly that resulted in a loss of contact with the satellite by the Company’s ground control systems. After consulting with its engineers, the Company believes that the gateway transmitter will not be recovered, resulting in an inability to provide ORBCOMM messaging and AIS data services by this satellite. Accordingly, a non-cash impairment charge of $7,083 was recognized during the third quarter of 2009.

On August 7, 2009, another quick-launch satellite experienced a power system anomaly. Subsequently, on August 24, 2009, the CDS also experienced an anomaly with its power system. These anomalies resulted in a loss of contact with the satellites. After consulting with OHB Technology (formerly known as OHB Teledata A.G.) (“OHB”) and the Company’s own engineers, the Company believes that after such an extended period of no communication with the satellites, it is unlikely that the satellites will be recovered based on its experience with earlier satellites with which contact was similarly lost. Accordingly, the Company recorded a non-cash impairment charge for the cost of these two satellites of $14,776, for a total impairment charge of $21,859 for the quarter ended September 30, 2009. During the quarter ended December 31, 2009, the Company accrued additional expense of $340 relating to the quick-launch satellites which is recorded in impairment charges-satellite network.

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

The Company had purchased an in-orbit insurance policy for the 2008 launch of the CDS and the quick-launch satellites that covers the total loss or constructive total loss of the CDS and five quick-launch satellites during the coverage period that ended on June 19, 2009. Under the terms of the policy, a satellite that does not meet the working satellite criteria constitutes a constructive total loss of that satellite for insurance purposes. The in-orbit insurance policy is subject to certain exclusions including a deductible under which no claim is payable under the policy for the first satellite to suffer a constructive total loss or total loss.

The Company filed a claim under its in-orbit insurance policy for all six satellites as either a total loss or constructive total loss. The total loss claim was for the one satellite that suffered a power system failure resulting in loss of contact in February 2009, and the constructive total loss claim for each of the other five satellites is on the

Notes to consolidated financial statements
(In thousands, except share and per share amounts)

basis that these satellites did not meet the working satellite criteria stated in the policy. The maximum amount recoverable by the Company under the policy from third party insurers for all six satellites covered by the policy was $50,000, after taking into account the one-satellite deductible, under which no claim is payable for the first satellite to suffer a constructive total loss or total loss, and less any salvage value that can be established.

On December 10, 2009, the Company and the third party insurers entered into a settlement and release agreement to settle any and all claims relating to the CDS and the five quick-launch satellites discussed above. Under the terms of the settlement agreement, the Company received $44,250 in 2009 from the third party insurers. In addition, each of the insurers has waived all rights, title and interest in and to the CDS and the five quick-launch satellites. The Company recorded an insurance recovery-satellite network of $44,250 in its consolidated statements of operations.

Note 10.	Restricted Cash

Restricted cash consists of cash collateral of $5,000 for a performance bond required by the FCC in connection with the Company obtaining expanded FCC authorization to construct, launch and operate an additional 24 next-generation satellites. Under the terms of the performance bond, the cash collateral will be reduced in increments of $1,000 upon completion of specified milestones. The Company certified completion of three milestones to the FCC on March 20, 2009, and in response to a request from the FCC staff, filed a supplement to the certification on May 18, 2009. In November 2009, $2,000 was returned to the Company related to the first two milestones. The FCC has not yet issued a ruling on the certification of the third milestone. The Company has classified $1,000 of restricted cash for the third milestone as a current asset at December 31, 2009.

Restricted cash also includes $680 deposited into an escrow account under the terms of the Orbital Sciences procurement agreement for the quick-launch satellites. The amounts in escrow are payable to Orbital Sciences, subject to adjustments under the agreement, one year following the successful completion of in-orbit testing of the five quick-launch satellites (See Note 18).

In July 2009, the Company placed $300 into a certificate of deposit to secure a letter of credit with a cellular wireless provider to secure terrestrial communications services.

The interest income earned on the restricted cash balances is unrestricted and included in interest income in the consolidated statements of operations.

Note 11.	Intangible Assets

The Company’s intangible assets consisted of the following:

		December 31,
		2009			2008
	Useful Life		Accumulated			Accumulated
	(Years)	Cost	Amortization	Net	Cost	Amortization	Net

Acquired licenses-Satcom International Group, plc	6	$8,115	$(5,515)	$2,600	$8,115	$(4,029)	$4,086

Amortization expense for the years ended December 31, 2009, 2008 and 2007 was $1,486.

Estimated amortization expense for the acquired licenses is as follows:

Years Ending December 31,

2010	$1,486
2011	1,114

$2,600

Notes to consolidated financial statements
(In thousands, except share and per share amounts)

Note 12.	Accrued Liabilities

The Company’s accrued liabilities consisted of the following:

	December 31
	2009	2008

Accrued compensation and benefits	$1,738	$2,200
Accrued interest	797	736
Accrued professional fees	327	229
Deferred rent payable	919	166
Other accrued expenses	1,829	1,387
Litigation settlement (See Note 18)	—	2,450

	$5,610	$7,168

Note 13.	Deferred Revenue

Deferred revenues consisted of the following:

	December 31
	2009	2008

Professional services	$6,437	$7,043
Service activation fees	2,563	3,032
Manufacturing license fees	44	59
Prepaid services	1,035	1,016

	10,079	11,150
Less current portion	(3,849)	(3,543)

Long-term portion	$6,230	$7,607

Deferred professional services revenues at December 31, 2009 and 2008 represent amounts related to the USCG under the Concept Validation Project (See Note 18).

Note 14.	Notes Payable

OHB Technology A.G.

In 2005, in connection with acquisition of a majority interest in Satcom International Group plc, the Company has recorded an indebtedness to OHB, a principal stockholder of the Company. At December 31, 2009, the principal balance of the note payable was €1,138 ($1,628) and it had a carrying value of $1,398. At December 31, 2008, the principal balance of the note payable was €1,138 ($1,605) and it had a carrying value of $1,244. The difference between the carrying value and principal balance is being amortized to interest expense over the estimated life of the note of six years. Interest expense related to the note was $131 for the years ended December 31, 2009, 2008 and 2007. This note does not bear interest and has no fixed repayment term. Repayment will be made from the distribution profits (as defined in the note agreement) of ORBCOMM Europe LLC (“ORBCOMM Europe”). The note has been classified as long-term and the Company does not expect any repayments to be required prior to January 1, 2011.

Notes to consolidated financial statements
(In thousands, except share and per share amounts)

Note 15.	Stockholders’ Equity

Preferred Stock

The Company currently has 50,000,000 shares of preferred stock authorized. No shares were outstanding at December 31, 2009 and 2008.

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

Warrants

The Company issued no warrants to purchase common stock in 2009, 2008 and 2007. As of December 31, 2009, the Company had no outstanding warrants to purchase shares of common stock.

During the year ended December 31, 2009, warrants to purchase 257,986 shares with a per share exercise price of $4.26 expired.

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

At December 31, 2009, the Company has reserved 4,483,406 shares of common stock for future issuances related to employee stock compensation plans.

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

The Company operates in one reportable segment, satellite data communications. Other than satellites in orbit, long-lived assets outside of the United States are not significant. The following table summarizes revenues on a percentage basis by geographic region, based on the country in which the customer is located:

	Years Ended December 31,
	2009	2008	2007

United States	86%	77%	82%
Japan	10%	19%	3%
Europe	4%	2%	12%
Other	—%	2%	3%

	100%	100%	100%

Note 17.	Income Taxes

The following is a summary of the tax provision for the Company’s continuing operations for the years ended December 31, 2009, 2008 and 2007:

	December 31,
	2009	2008	2007

Current
Federal	$—	$—	$155
State	—	—	29

Total	$—	$—	$184

Deferred:
Federal	$546	$(4)	$(480)
State	103	(1)	(90)
International	74	961	64

Subtotal	723	956	(506)
Valuation allowance	(723)	(956)	322

Total	$—	$—	$(184)

Notes to consolidated financial statements
(In thousands, except share and per share amounts)

The components of net deferred tax assets (liabilities) are as follows:

	December 31,
	2009	2008

Deferred tax assets:
Current deferred tax assets:
Deferred revenues	$1,464	$1,347
Allowance for doubtful accounts	649	146
Deferred compensation	1,297	1,736
Bonus accruals	360	—
Vacation accrual	270	264
Deferred rent	349	63
Accrued expenses	129	—

Total current deferred tax assets	4,518	3,556

Non-current deferred tax assets:
Satellite network and other property	121	—
Deferred revenues	2,369	2,892
Accrued expenses	203	—
Tax loss carryforwards	9,362	6,445

Total non-current current deferred tax assets	12,055	9,337

Total deferred tax assets	16,573	12,893

Deferred tax liabilities:
Non-current deferred tax liabilities:
Satellite network and other property	—	(490)
Deferred gain on involuntary conversion	(4,812)	—

Total non-current current deferred tax liabilities	(4,812)	(490)

Net deferred tax assets before valuation allowance	11,761	12,403
Less valuation allowance	(11,761)	(12,403)

Net deferred tax asset	$—	$—

The benefit for income taxes differs from the amount computed by applying the statutory U.S. Federal income tax rate from continuing operations because of the effect of the following items:

	Years Ended December 31,
	2009	2008	2007

Income tax benefit at U.S. statutory rate of 34%	$(845)	$(971)	$(881)
State income taxes, net of federal benefit	68	(1)	(40)
Effect of foreign subsidiaries	596	1,401	280
Other permanent items	904	527	319
Change in valuation allowance	(723)	(956)	322

	$—	$—	$—

The net change in the total valuation allowance for the years ended December 31, 2009, 2008 and 2007 was $723, $956 and $322, respectively.

The Company recognizes tax benefits associated with the exercise of stock options and vesting of RSUs directly to stockholders’ equity only when the tax benefit reduces income tax payable on the basis that a cash tax savings has occurred. Accordingly, deferred tax assets are not recognized for net operating loss carryforwards

Notes to consolidated financial statements
(In thousands, except share and per share amounts)

resulting from tax benefits. As of December 31, 2009 and 2008, the Company has not recognized in its deferred tax assets an aggregate of $4,157 and $4,173, respectively, of windfall tax benefits associated with the exercise of stock options and the vesting of RSUs.

At December 31, 2009 and December 31, 2008, the Company had potentially utilizable federal net operating loss tax carryforwards of $24,020 and $15,523, respectively. The net operating loss carryforwards expire at various times through 2029. At December 31, 2009 and December 31, 2008, the Company had potentially utilizable foreign net operating loss carryforwards of $6,761 and $6,534, respectively. The foreign net operating loss carryforwards expire on various dates through 2029.

The utilization of the Company’s net operating losses may be subject to a substantial limitation due to the “change of ownership provisions” under Section 382 of the Internal Revenue Code and similar state provisions. Such limitation may result in the expiration of the net operating loss carryforwards before their utilization.

ORBCOMM Japan has net operating loss carryforwards that expire through 2013. As a result of ORBCOMM Japan’s voluntary reorganization, the Company has recorded a full valuation allowance for the deferred tax assets relating to the net operating loss carryforwards because it is more likely than not that ORBCOMM Japan will not recognize the benefits of these deferred tax assets due to its limited operating history following reorganization. The Company will maintain the valuation allowance until sufficient positive evidence exists to support reversal.

The Company has not provided deferred income taxes on the undistributed earnings of its Japan subsidiary. The amount of such earnings was $1.5 million. These earnings have been permanently reinvested and the Company does not plan to initiate action that would precipitate the payment of income taxes thereon. It is not practicable to estimate the amount of additional tax that might be payable on the undistributed earnings of its Japan subsidiary.

As of January 1, 2007, the Company had no significant unrecognized tax benefits. During the year ended December 31, 2007, the Company recognized gross adjustments for uncertain tax benefits of $775. During the years December 31, 2009 and 2008, the Company recorded no significant unrecognized tax benefits. Due to the existence of the Company’s valuation allowance, the uncertain tax benefits if recognized would not impact the Company’s effective income tax rate. The Company is subject to U.S. federal and state examinations by tax authorities from 2006. The Company does not expect any significant changes to its unrecognized tax positions during the next twelve months.

No interest and penalties related to uncertain tax positions were accrued at December 31, 2009, 2008 and 2007.

The following table is a reconciliation of the beginning and ending amount of unrecognized tax benefits:

	2009	2008	2007

Balance at January 1	$775	$775	$—
Additions for tax positions related to prior years	—	—	591
Additions for tax positions	—	—	184
Reductions for tax positions of prior years	—	—	—
Settlements	—	—	—

Balance at December 31	$775	$775	775

As of December 31, 2009 and 2008, the unrecognized tax benefits have been recorded as a reduction to the Company’s federal and state net operating loss tax carryforwards in deferred tax assets.

Note 18.	Commitments and Contingencies

Procurement agreements in connection with next-generation satellites

On May 5, 2008, the Company entered into a procurement agreement with SNC pursuant to which SNC will construct eighteen low-earth-orbit satellites in three sets of six satellites (“shipsets”) for the Company’s next-

Notes to consolidated financial statements
(In thousands, except share and per share amounts)

generation satellites (the “Initial Satellites”). Under the agreement, SNC will also provide launch support services, a test satellite (excluding the mechanical structure), a satellite software simulator and the associated ground support equipment. Under the agreement, the Company may elect to use the launch option to be offered by SNC or it may contract separately with other providers for launch services and launch insurance for the satellites. Under the agreement, the Company has the option, exercisable at any time until the third anniversary of the execution of the agreement, to order up to thirty additional satellites substantially identical to the Initial Satellites (the “Optional Satellites”).

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

The agreement also requires SNC to complete the pre-ship review of the Initial Satellites (i) no later than 24 months after the execution of the agreement for the first shipset of six satellites, (ii) no later than 31 months after the execution of the agreement for the second shipset of six satellites and (iii) no later than 36 months after the execution of the agreement for the third shipset of six satellites. Payments under the agreement will begin upon the execution of the agreement and will extend into the second quarter of 2012, subject to SNC’s successful completion of each payment milestone. As of December 31, 2009, the Company has made milestone payments of $42,120 under the agreement. The Company anticipates making payments under the agreement of $22,230 during 2010. Under the agreement, SNC has agreed to provide the Company with an optional secured credit facility for up to $20,000 commencing 24 months after the execution of the agreement and maturing 44 months after the effective date. If the Company elects to establish and use the credit facility it and SNC will enter into a formal credit facility on terms established in the agreement.

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

The Agreement anticipates that the Launch Services will be performed between 2011 and first quarter of 2014, subject to certain rights of the Company and SpaceX to reschedule any of the particular Launch Services as needed. The Agreement also provides the Company the option to procure, prior to each Launch Service, reflight launch services whereby in the event the applicable Launch Service results in a failure due to the SpaceX launch vehicle, SpaceX will provide comparable reflight launch services at no additional cost to the Company beyond the initial option price for such reflight launch services.

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

As of December 31, 2009, the Company has made milestone payments of $10,080 under the agreement. The Company anticipates making the next milestone payment during the first quarter of 2011.

Notes to consolidated financial statements
(In thousands, except share and per share amounts)

Procurement agreements in connection with quick-launch satellites

On April 21, 2006, the Company entered into an agreement with Orbital Sciences to design, manufacture, test and deliver to the Company, one payload engineering development unit and six AIS-equipped satellite payloads for the Company. The cost of the payloads is $17,000, subject to adjustment under certain circumstances. Payments under the agreement were due upon the achievement of specified milestones by Orbital Sciences. As of December 31, 2009, the Company has made milestone payments of $16,320 under this agreement. The Company has been negotiating further payments, if any, under the agreement.

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

As of December 31, 2009, the Company has made milestone payments of $17,767 under this agreement. In addition, OHB System, AG will provide services relating to the development, demonstration and launch of the Company’s next-generation satellites at a total cost of $1,350, of which $820 has been paid. The Company is reviewing the remaining payments under the agreement.

Procurement agreements in connection with U.S. Coast Guard contract

In May 2004, the Company entered into an agreement to construct and deploy a satellite for use by the USCG (see Note 13). In connection with this agreement, the Company entered into procurement agreements with Orbital Sciences and OHB System, AG. As of December 31, 2009, the Company’s remaining obligation under this agreement was $271.

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

Airtime credits

In 2001, in connection with the organization of ORBCOMM Europe and the reorganization of the ORBCOMM business in Europe, the Company agreed to grant certain country representatives in Europe approximately $3,736 in airtime credits. The Company has not recorded the airtime credits as a liability for the following reasons: (i) the Company has no obligation to pay the unused airtime credits if they are not utilized; and (ii) the airtime credits are earned by the country representatives only when the Company generates revenue from the country representatives. The airtime credits have no expiration date. Accordingly, the Company is recording airtime credits as services are rendered and these airtime credits are recorded net of revenues from the country representatives. For the years ended December 31, 2009, 2008 and 2007 airtime credits used totaled approximately $76, $183 and $179, respectively. As of December 31, 2009 and 2008 unused credits granted by the Company were approximately $2,231 and $2,307, respectively.

Purchase commitment

On August 29, 2008, Stellar entered into an agreement with Delphi Automotive Systems LLC to purchase approximately $4,800 of a future model of a subscriber communicator over a two-year period beginning once the subscriber communicator model becomes commercially available within the next twelve months (See Note 4).

Notes to consolidated financial statements
(In thousands, except share and per share amounts)

Operating leases

The Company leases office, storage and other facilities under agreements classified as operating leases which expire through 2014. Future minimum lease payments, by year and in the aggregate, under non-cancelable operating leases with initial or remaining terms of one year or more as of December 31, 2009 are as follows:

Years Ending December 31,

2010	$1,141
2011	1,045
2012	924
2013	805
2014	278

$4,193

Rent expense for the years ended December 31, 2009, 2008 and 2007 was approximately $1,094, $1,608 and $981, respectively.

Litigation

From time to time, the Company is involved in various litigation matters involving ordinary and routine claims incidental to its business. Management currently believes that the outcome of these proceedings, either individually or in the aggregate, will not have a material adverse effect on the Company’s business, results of operations or financial condition. The Company has been involved in a certain litigation matter as discussed below.

Class Action Litigation

On September 20 and 25, 2007, two separate plaintiffs filed purported class action lawsuits in the United States District Court for the District of New Jersey against the Company and certain of its officers. On July 17, 2008, the lead plaintiffs filed their consolidated complaint against the Company and certain of its officers, and added as defendants the two co-lead underwriters of the Company’s initial public offering, UBS Securities LLC and Morgan Stanley & Co. Incorporated. The consolidated complaint alleges, among other things, that the Company’s registration statement related to its initial public offering in November 2006 contained material misstatements and omissions in violation of the Securities Act of 1933. The action sought to recover compensatory and rescissory damages, on behalf of a class of shareholders who purchased common stock in and/or traceable to the Company’s initial public offering on or about November 3, 2006 through August 14, 2007. On February 25, 2009, the Company and the other named defendants agreed in principle to settle the action, while continuing to deny any liability for these claims, for a payment of $2,450 paid in the fourth quarter of 2009 by the Company’s insurer providing directors and officers liability coverage for the claims asserted in the litigation. As of December 31, 2008, the Company accrued the $2,450 as a component of accrued liabilities. The Company had established a receivable from its insurance carrier in the same amount that is included in receivable from insurance recovery as collection was probable. On May 21, 2009, the Company and the other named defendants entered into a definitive settlement agreement to settle the action on the terms described above and on November 2, 2009, the United States District Court for the District of New Jersey approved the settlement. As a result, the Company’s accrued liability of $2,450 and the corresponding receivable from its insurance carrier was reversed in November 2009. In addition, the Company has received a request for indemnification pursuant to the Underwriting Agreement entered into in connection with the initial public offering from UBS Securities, LLC and Morgan Stanley & Co. Incorporated for any losses or costs they may incur as a result of this lawsuit. The Company has declined to pay any such indemnity claims by these firms. Litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include money damages. If an unfavorable ruling were to occur, it could have a material adverse effect on the Company’s business and results of operations for the period in which the ruling occurred or future periods.

Notes to consolidated financial statements
(In thousands, except share and per share amounts)

Note 19.	Employee Incentive Plans

The Company maintains a 401(k) plan. All employees who have been employed for three months or longer are eligible to participate in the plan. Employees may contribute up to 15% of eligible compensation to the plan, subject to certain limitations. The Company has the option of matching up to 100% of the amount contributed by each employee up to 4% of employee’s compensation. In addition, the plan contains a discretionary contribution component pursuant to which the Company may make an additional annual contribution. Contributions vest over a five-year period from the employee’s date of employment. The Company did not make any contributions for the years ended December 31, 2009, 2008 and 2007.

Note 20.	Services Agreement with AI (now a subsidiary of I.D. Systems, Inc. and formerly a division of GE)

Concurrent with the Settlement Agreement (See Note 4), the Company and GE entered into a services agreement (the “Services Agreement”) with a term of January 1, 2009 through December 31, 2013, pursuant to which the Company and AI agreed to expand the scope of services provided or that may in the future be provided to AI to include other satellite, cellular or dual mode (cellular plus satellite) data communications services, in addition to the low-earth-orbit-satellite-based data communication services (the “Low-Earth Services”).

Under the Services Agreement, AI will activate and provide telematics and machine-to-machine data communications services on all communicators sold or managed by or on behalf of AI in the United States, Canada and Mexico for purposes of communications between (i) subscriber communicators sold or managed by or on behalf of GE’s asset tracking and monitoring business and (ii) communications centers or customers of AI’s asset tracking and monitoring business, whether satellite, cellular or dual mode (cellular plus satellite), exclusively (subject to certain restrictions and qualifications) on the ORBCOMM communications system that provides the Low-Earth Services and terrestrial-based cellular communication services through reseller agreements with major cellular wireless providers and that may in the future provide communication services through other third party communication networks in each case as long as the Company provides competitive services at competitive rates with appropriate regulatory approval, subject to the terms of the Services Agreement.

Note 21.	Supplemental Disclosure of Noncash Investing and Financing Activities

	Years Ended December 31,
	2009	2008	2007

Investing activities:
Capital expenditures incurred not yet paid	$1,045	$6,626	$1,459
Gateway received in settlement of long-term receivable	—	230	—
Stock-based compensation included in capital expenditures	—	54	—
Net assets from step acquisition of subsidiary	—	1,363	—
Asset basis adjustment due to expiration of gateway purchase option	—	161	—
Financing activities:
Public offering expenses incurred not yet paid	—	—	40

Notes to consolidated financial statements
(In thousands, except share and per share amounts)

Note 22.	Quarterly Financial Data (Unaudited)

The quarterly results of operations are summarized below:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2009
Revenues	$6,727	$6,770	$7,031	$7,038
Income (loss) from operations	(8,591)	(1,108)	(562)	7,796
Income (loss) from continuing operations	(8,647)	(745)	(718)	7,755
Income (loss) from discontinued operations	(452)	412	(489)	(425)
Net income (loss) attributable to ORBCOMM Inc.	(9,135)	(362)	(1,237)	7,295
Net income (loss) per common share-basic:
Income (loss) from continuing operations	(0.21)	(0.02)	(0.02)	0.18
Income (loss) from discontinued operations	(0.01)	0.01	(0.01)	(0.01)
Net income (loss) attributable to ORBCOMM Inc.	(0.22)	(0.01)	(0.03)	0.17
Net income (loss) per common share-diluted
Income (loss) from continuing operations	(0.21)	(0.02)	(0.02)	0.18
Income (loss) from discontinued operations	(0.01)	0.01	(0.01)	(0.01)
Net income (loss) attributable to ORBCOMM Inc.	(0.22)	(0.01)	(0.03)	0.17
Weighted-average shares outstanding:
Basic	42,308,367	42,406,892	42,442,477	42,455,531
Diluted	42,308,367	42,406,892	42,442,477	42,608,019
2008
Revenues	$4,844	$6,874	$7,530	$8,061
Loss from operations	(882)	(774)	(527)	(634)
Loss from continuing operations	(155)	(582)	(459)	(1,191)
Loss from discontinued operations	(379)	(356)	(353)	(594)
Net loss attributable to ORBCOMM Inc.	(534)	(979)	(1,001)	(2,026)
Net loss per common share-basic and diluted
Loss from continuing operations	—	(0.01)	(0.01)	(0.04)
Loss from discontinued operations	(0.01)	(0.01)	(0.01)	(0.01)
Net loss attributable to ORBCOMM Inc.	(0.01)	(0.02)	(0.02)	(0.05)
Weighted-average shares outstanding-basic and diluted	41,802,725	41,961,461	42,070,196	42,100,869

Schedule II — Valuation and Qualifying Accounts

ORBCOMM INC.
December 31, 2009, 2008 and 2007

	Col. B	Col. C				Col. E
	Balance at	Charged to	Charged to			Balance at
	Beginning of the	Costs and	Other		Col. D	End of the
Description	Period	Expenses	Accounts		Deductions	Period
		(Amounts in thousands)

Year ended December 31, 2009
Allowance for doubtful receivables	$101	714	(12	)(1)	—	$803
Deferred tax asset valuation	$12,403	(723)	81	(2)		$11,761
Year ended December 31, 2008
Allowance for doubtful receivables	$260	(177)	18	(1)	—	$101
Deferred tax asset valuation	$12,824	(956)	535	(2)		$12,403
Year ended December 31, 2007
Allowance for doubtful receivables	$226	229	(195	)(1)	—	$260
Deferred tax asset valuation	$12,749	322	(247	)(2)	—	$12,824

(1)	Amounts relate to write-offs, net of recoveries.

(2)	Amounts relate to differences in foreign exchange rates.

Exhibit Index

Exhibit
No.		Description	Page No.

3.1		Restated Certificate of Incorporation of the Company, filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, is incorporated herein by reference.
3.2		Amended Bylaws of the Company, filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, is incorporated herein by reference.
†10	.1.1	Validation Services Agreement, dated May 20, 2004, by and between the Company and the U.S. Coast Guard, filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference.
10	.1.2	Amendment of Solicitation/Modification of Contract dated September 13, 2007 amending the Validation Services Agreement dated as of May 20, 2004, by and between the Company and U.S. Coast Guard, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, is incorporated herein by reference.
10	.1.3	Amendment of Solicitation/Modification of Contract dated April 14, 2008 amending the Validation Services Agreement dated as of May 20, 2004, as amended, by and between the Company and U.S. Coast Guard, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, is incorporated herein by reference.
10	.1.4	Amendment of Solicitation/Modification of Contract dated August 28, 2008 amending the Validation Services Agreement dated as of May 20, 2004, as amended, by and between the Company and U.S. Coast Guard, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, is incorporated herein by reference.
10	.1.5	Amendment of Solicitation/Modification of Contract dated September 30, 2008 amending the Validation Services Agreement dated as of May 20, 2004, as amended, by and between the Company and U.S. Coast Guard, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, is incorporated herein by reference
10	.1.6	Amendment of Solicitation/Modification of Contract dated September 30, 2008 amending the Validation Services Agreement dated as of May 20, 2004, as amended, by and between the Company and U.S. Coast Guard, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, is incorporated herein by reference.
†10	.2.1	Cooperation Agreement, dated May 18, 2004, among the Company, Stellar Satellite Communications Ltd. and Delphi Corporation, filed as Exhibit 10.2.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference.
10	.2.2	Amendment Number One to Cooperation Agreement, dated December 27, 2005, among the Company, Stellar Satellite Communications Ltd. and Delphi Corporation, filed as Exhibit 10.2.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference.
†10	.2.3	Amendment Number Two to Cooperation Agreement dated as of November 3, 2008, among the Company, Stellar Satellite Communications Ltd. and the Delphi Electronics & Safety Division of Delphi Incorporated, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, is incorporated herein by reference.
†10	.2.4	Pricing Agreement dated as of September 8, 2008, by and between Stellar Satellite Communications Ltd. and Delphi Automotive Systems, LLC, acting through its Delphi Electronics & Safety Division, filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, is incorporated herein by reference.

Exhibit
No.		Description	Page No.

†10	.3.1	ORBCOMM Concept Demonstration Satellite Bus, Integration Test and Launch Services Procurement Agreement, dated March 10, 2005, between the Company and OHB-System AG, filed as Exhibit 10.3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference.
†10	.3.2	Amendment to the Procurement Agreement, dated June 5, 2006, between the Company and OHB-System AG, filed as Exhibit 10.3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference.
†10	.3.3	Memorandum of Agreement dated July 2, 2008 between the Company and OHB System, AG, concerning modifications to Amendment No. 1 dated as of June 5, 2006 of ORBCOMM Concept Demonstration Satellite Bus, Integration Test and Launch Services Procurement Agreement dated March 10, 2005 by and between the Company and OHB System, AG, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, is incorporated herein by reference.
10	.3.4	Memorandum of Agreement dated November 25, 2008, between the Company and OHB System, AG, concerning Amendment No. 1 dated as of June 5, 2006 of ORBCOMM Concept Demonstration Satellite Bus, Integration Test and Launch Services Procurement Agreement dated March 10, 2005 by and between the Company and OHB System, AG., filed as Exhibit 10.3.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, is incorporated herein by reference.
†10	.4	ORBCOMM Concept Demonstration Communication Payload Procurement Agreement, dated November 3, 2004, between the Company and Orbital Sciences Corporation, filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference.
†10	.5.1	Amendment to the Procurement Agreement, dated April 21, 2006, between the Company and Orbital Sciences Corporation, filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference.
10	.5.2	Memorandum of Agreement, dated October 10, 2007, between the Company and Orbital Sciences Corporation concerning modification to the Amendment to the procurement agreement filed as Exhibit 10.5.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, is incorporated herein by reference. hereto.
†10	.6	ORBCOMM Generation 2 Procurement Agreement dated May 5, 2008, by and between the Company and Sierra Nevada Corporation, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2008, is incorporated herein by reference.
†**10	.7	Falcon 1e Commercial Launch Services Agreement, dated August 28, 2009 between the Company and Space Exploration Technologies Corporation (previously filed as Exhibit 10.1 to the Company’s Quarterly Report Amendment No. 1 on Form 10-Q/A for the quarter ended September 30, 2009).
10.8		Second Amended and Restated Registration Rights Agreement, dated as of December 30, 2005, by and among the Company and certain preferred stockholders of the Company, filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference.
†10	.8.1	International Value Added Reseller Agreement, dated March 14, 2003, between the Company and Transport International Pool, filed as Exhibit 10.9.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference.
†10	.8.2	Amendment to International Value Added Reseller Agreement, dated January 26, 2006, between the Company and Transport International Pool, filed as Exhibit 10.9.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference.

Exhibit
No.		Description	Page No.

10	.8.3	Assignment and Assumption Agreement, dated February 28, 2006, between ORBCOMM LLC, Transport International Pool and GE Asset Intelligence, LLC, filed as Exhibit 10.9.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference.
†10	.8.4	Amendment to International Value Added Reseller Agreement dated July 11, 2006 between ORBCOMM LLC and GE Asset Intelligence, filed as Exhibit 10.9.4 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference.
†10	.8.5	Services agreement dated April 3, 2009 between ORBCOMM LLC and GE Asset Intelligence, LLC., filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, is incorporated herein by reference.
10	.8.5	Amendment to International Value Added Resellers Agreement, dated August 3, 2006, between ORBCOMM LLC and GE Asset Intelligence, LLC, filed as Exhibit 10.9.5 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference.
10.9		Form of Common Stock Warrants, filed as Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference.
10.10		Form of Series A Preferred Stock Warrants, filed as Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference.
10.11		Form of Ridgewood Preferred Stock Warrants, filed as Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference.
10.12		Form of Indemnification Agreement between the Company and the executive officers and directors of the Company, filed as Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference.
10.13		Schedule identifying agreements substantially identical to the Form of Indemnification Agreement constituting Exhibit 10.12 hereto.
*10	.14	2004 Stock Option Plan, filed as Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference.
*10	.15	2006 Long-Term Incentives Plan, filed as Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference.
*10	.16	Form of Incentive Stock Option Agreement under the 2004 Stock Option Plan, filed as Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference, filed as Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference.
*10	.17	Form of Non Statutory Stock Option Agreement under the 2004 Stock Option Plan, filed as Exhibit 10.18 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference.
*10	.18	Employment Agreement between Jerome B. Eisenberg and the Company, filed as Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, is incorporated herein by reference.
*10	.19	Employment Agreement between Marc J. Eisenberg and the Company, filed as Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, is incorporated herein by reference.

Exhibit
No.		Description	Page No.

10.20		Employment Agreement between John J. Stolte Jr. and the Company, filed as Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, is incorporated herein by reference.
*10	.21	Form of Restricted Stock Unit Award Agreement under the 2006 Long-Term Incentives Plan, filed as Exhibit 10.24 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference.
*10	.22	Form of Stock Appreciation Rights Award Agreement under the 2006 Long-Term Incentives Plan, filed as Exhibit 10.25 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference.
10.23		Employment Agreement between Robert G. Costantini and the Company, filed as Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, is incorporated herein by reference.
10.24		Employment Agreement between Christian G. Le Brun and the Company, filed as Exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, is incorporated herein by reference.
10.25		Employment Agreement between Brian Bell and the Company.
10.26		Summary of Non-Employee Director Compensation, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007 (File No. 000-1361983), is incorporated herein by reference.
†10	.27	Letter agreement, dated October 10, 2006, between Stellar Satellite Communications Ltd. and GE Asset Intelligence, LLC, filed as Exhibit 10.27 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference.
†10	.27.1	Termination agreement dated April 3, 2009 between Stellar Satellite Communications Ltd . and GE Asset Intelligence, LLC, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, is incorporated herein by reference.
10	.27.2	Settlement agreement dated April 3, 2009 among ORBCOMM Inc., ORBCOMM LLC and Stellar Satellite Communications Ltd. and GE Asset Intelligence, LLC, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, is incorporated herein by reference.
†10	.28	Settlement and Release Agreement regarding loss of ORBCOMM CDS and Quick-Launch 1-5 Satellites dated December 10, 2009.
21		Subsidiaries of the Company
23.1		Consent of KPMG LLP, an independent registered public accounting firm.
23.2		Consent of Deloitte & Touche LLP, an independent registered public accounting firm.
24		Power of Attorney authorizing certain persons to sign this Annual Report on behalf of certain directors and executive officers of the Company.
31.1		Certification of the Chief Executive Officer and President required by Rule 13a-14(a).
31.2		Certification of the Executive Vice President and Chief Financial Officer required by Rule 13a-149a).
32		Certification of the Chief Executive Officer and President and Executive Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

*	Management contract or compensatory plan or arrangement.

†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment. The omitted portions have been separately filed with the Securities and Exchange Commission.

**	The exhibit was refiled to provide a revised redacted version of the agreement which contains fewer redactions than previously filed in response to communications with the Securities and Exchange Commission in connection with the Company’s confidential treatment request with respect to the exhibit.