Form 10-Q
period 2010-03-31
ORBCOMM Inc.
filed 2010-05-10
CIK 1361983

United States Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  _____  to  _____
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock as of May 5, 2010 is 42,562,951.

ORBCOMM Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(Unaudited)

	March 31,	December 31,
	2010	2009

ASSETS

Current assets:
Cash and cash equivalents	$23,436	$65,292
Restricted cash	1,000	1,000
Marketable securities	66,366	26,145
Accounts receivable, net of allowances for doubtful accounts of $602 and $803	4,571	3,574
Inventories	84	78
Prepaid expenses and other current assets	1,389	1,218
Current assets held for sale	847	778

Total current assets	97,693	98,085

Satellite network and other equipment, net	73,197	73,208
Intangible assets, net	2,228	2,600
Restricted cash	2,980	2,980
Other assets	1,229	1,354
Long term assets held for sale	2,724	2,832

Total assets	$180,051	$181,059

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$2,596	$2,642
Accrued liabilities	5,178	5,610
Current portion of deferred revenue	3,902	3,849
Current liabilities related to assets held for sale	196	412

Total current liabilities	11,872	12,513
Note payable — related party	1,335	1,398
Deferred revenue, net of current portion	5,913	6,230

Total liabilities	19,120	20,141

Commitments and contingencies

Equity:
ORBCOMM Inc. stockholders’ equity
Common stock, par value $0.001; 250,000,000 shares authorized; 42,562,951 and 42,455,531 shares issued and outstanding	43	42
Additional paid-in capital	230,947	230,512
Accumulated other comprehensive income	256	76
Accumulated deficit	(72,150)	(71,415)

Total ORBCOMM Inc. stockholders’ equity	159,096	159,215
Noncontrolling interests in ORBCOMM Japan	1,835	1,703

Total equity	160,931	160,918

Total liabilities and equity	$180,051	$181,059

See notes to condensed consolidated financial statements.

ORBCOMM Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three months ended
	March 31,
	2010	2009
Revenues:
Service revenues	$6,882	$6,622
Product sales	535	105

Total revenues	7,417	6,727

Costs and expenses (1):
Costs of services	3,136	3,221
Costs of product sales	323	60
Selling, general and administrative	4,162	4,803
Product development	164	189
Impairment charge-satellite network	—	7,045

Total costs and expenses	7,785	15,318

Loss from operations	(368)	(8,591)

Other income (expense):
Interest income	37	41
Other expense	(120)	(49)
Interest expense	(48)	(48)

Total other income (expense)	(131)	(56)

Loss from continuing operations	(499)	(8,647)

Loss from discontinued operations	(91)	(452)

Net loss	(590)	(9,099)

Less: Net income attributable to the noncontrolling interests	145	36

Net loss attributable to ORBCOMM Inc.	$(735)	$(9,135)

Net loss attributable to ORBCOMM Inc.:
Loss from continuing operations	$(644)	$(8,683)
Loss from discontinued operations	(91)	(452)

Net loss attributable to ORBCOMM Inc.	$(735)	$(9,135)

Per share information-basic and diluted:
Loss from continuing operations	$(0.02)	$(0.21)
Loss from discontinued operations	(0.00)	(0.01)

Net loss attributable to ORBCOMM Inc.	$(0.02)	$(0.22)

Weighted average common shares outstanding:
Basic and diluted	42,559	42,308

(1) Stock-based compensation included in costs and expenses:
Costs of services	$14	$20
Selling, general and administrative	416	427
Product development	2	8

	$432	$455

See notes to condensed consolidated financial statements.

ORBCOMM Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three months ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(590)	$(9,099)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in allowance for doubtful accounts	(201)	285
Depreciation and amortization	1,397	1,284
Accretion on note payable — related party	33	33
Stock-based compensation	432	455
Foreign exchange losses	121	51
Amortization of premium on marketable securities	131	—
Impairment charge-satellite network	—	7,045
Changes in operating assets and liabilities:
Accounts receivable	(813)	(516)
Inventories	(6)	55
Prepaid expenses and other assets	(44)	249
Accounts payable and accrued liabilities	(528)	(967)
Deferred revenue	(262)	(220)

Net cash used in operating activities of continuing operations	(330)	(1,345)
Net cash (used in) provided by operating activities of discontinued operations	(177)	85

Net cash used in operating activities	(507)	(1,260)

Cash flows from investing activities:
Capital expenditures	(984)	(6,921)
Purchases of marketable securities	(66,422)	—
Proceeds from maturities of marketable securities	26,070	—

Net cash used in investing activities of continuing operations	(41,336)	(6,921)
Net cash used in investing activities of discontinued operations	—	(3)

Net cash used in investing activities	(41,336)	(6,924)

Cash flows from financing activities	—	—

Effect of exchange rate changes on cash and cash equivalents	(13)	(240)

Net decrease in cash and cash equivalents	(41,856)	(8,424)

Cash and cash equivalents:
Beginning of period	65,292	75,370

End of period	$23,436	$66,946

Supplemental cash flow disclosures:
Noncash investing activities:
Capital expenditures incurred not yet paid	$1,073	$1,025

Stock-based compensation included in capital expenditures	$3	$—

See notes to condensed consolidated financial statements.

ORBCOMM Inc.
Condensed Consolidated Statements of Equity
Three months ended March 31, 2010 and 2009
(in thousands, except share data)
(Unaudited)

				Accumulated		Noncontrolling
			Additional	other		interests
	Common stock		paid-in	comprehensive	Accumulated	in ORBCOMM	Total
	Shares	Amount	capital	income	deficit	Japan	equity

Balances, January 1, 2010	42,455,531	$42	$230,512	$76	$(71,415)	$1,703	$160,918
Vesting of restricted stock units	107,420	1	—	—	—	—	1
Stock-based compensation	—	—	435	—	—	—	435
Net income (loss)	—	—	—	—	(735)	145	(590)
Cumulative translation adjustment	—	—	—	180		(13)	167

Balances, March 31, 2010	42,562,951	$43	$230,947	$256	$(72,150)	$1,835	$160,931

Balances, January 1, 2009	42,101,834	$42	$229,001	$381	$(67,976)	$1,603	$163,051
Vesting of restricted stock units	294,197	—	—	—	—	—	—
Stock-based compensation	—	—	455	—	—	—	455
Net income (loss)	—	—	—	—	(9,135)	36	(9,099)
Cumulative translation adjustment	—	—	—	(101)	—	(37)	(138)

Balances, March 31, 2009	42,396,031	$42	$229,456	$280	$(77,111)	$1,602	$154,269

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
2. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
In the opinion of management, the financial statements as of March 31, 2010 and for the three month periods ended March 31, 2010 and 2009 include all adjustments (including normal recurring accruals) necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.
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
Although the Company owns interests in companies that it accounts for pursuant to the equity method, the investments in those entities had no carrying value as of March 31, 2010 and December 31, 2009. The Company has no guarantees or other funding obligations to those entities. The Company had no equity or losses of those investees for the three months ended March 31, 2010 and March 31, 2009.
Non-controlling interests in companies are accounted for by the cost method where the Company does not exercise significant influence over the investee. The Company’s cost basis investments had no carrying value as of March 31, 2010 and December 31, 2009.

The Company has incurred losses from inception including a net loss of $735 for the three months ended March 31, 2010 and as of March 31, 2010 the Company has an accumulated deficit of $72,150. As of March 31, 2010, the Company’s primary source of liquidity consisted of cash, cash equivalents, restricted cash and marketable securities totaling $93,782, which the Company believes will be sufficient to provide working capital and milestone payments for its next-generation satellites for the next twelve months.
Fair Value of Financial instruments
The carrying value of the Company’s financial instruments, including cash, accounts receivable, accounts payable and accrued expenses approximated their fair value due to the short-term nature of these items. The fair value of the Note payable-related party is de minimis.
Marketable securities
Marketable securities consist of debt securities including U.S. government and agency obligations, corporate obligations and FDIC-insured certificates of deposit, which have stated maturities ranging from three months to less than one year. The Company classifies these securities as held-to-maturity since it has the positive intent and ability to hold until maturity. These securities are carried at amortized cost. The changes in the value of these marketable securities, other than impairment charges, are not reported in the condensed consolidated financial statements. The fair value of the Company’s marketable securities approximate their carrying value (See Note 7).
Concentration of credit risk
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
The following table presents customers with revenues greater than 10% of the Company’s consolidated total revenues for the periods shown:

	Three months ended
	March 31,
	2010	2009
Caterpillar Inc.	13.2%	15.5%
Komatsu Ltd.	11.9%	10.8%
Hitachi Construction Machinery Co., Ltd.	13.8%	10.4%
AI, formerly a division of General Electric	11.6%	15.3%

The following table presents customers with accounts receivable greater than 10% of the Company’s consolidated accounts receivable for the periods shown:

	March 31,	December 31,
	2010	2009

AI, formerly a division of General Electric	17.6%	10.9%
Caterpillar, Inc.	—	13.9%
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
At March 31, 2010 and December 31, 2009 assets held for sale include $2,017 and $2,125, respectively, of long-term inventory of which $332 are component parts held at the manufacturing facility of Stellar Satellite Communications, Ltd (“Stellar”) principal supplier.
Income taxes
As of March 31, 2010, the Company had unrecognized tax benefits of $775. There were no changes to the Company’s unrecognized tax benefits during the three months ended March 31, 2010. The Company is subject to U.S. federal and state examinations by tax authorities from 2006. The Company does not expect any significant changes to its unrecognized tax positions during the next twelve months.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were recognized during the three months ended March 31, 2010.
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
3. Discontinued Operations
The Company is focused on continuing the growth and expansion of its network services business, and in 2009 began discussing with interested parties about a sale of its subsidiary, Stellar. In 2009, as a result, the Company classified the assets and liabilities of Stellar as assets held for sale in its condensed consolidated balance sheets and Stellar’s results of operations as discontinued operations in its condensed consolidated statements of operations for the periods presented. The Company expects to complete a sale of Stellar during 2010.
A summary of discontinued operations for the three months ended March 31, 2010 and 2009 is as follows:

	Three months ended
	March 31,
	2010	2009
Revenues - Product sales	$245	$634

Loss from discontinued operations	$(91)	$(452)

As of March 31, 2010 and December 31, 2009, the major classes of assets and liabilities of Stellar held for sale were as follows:

	March 31,	December 31,
	2010	2009

Accounts receivable, net	$180	$168

Inventories, current	647	575

Current assets	847	778

Other equipment, net	707	707

Inventories, long term	2,017	2,125

Current liabilities	196	412

As of March 31, 2010, the assets held for sale are reported at the lower of cost or estimated fair value less costs to sell and are no longer being depreciated.

4. Comprehensive Loss
The components of comprehensive loss are as follows:

	Three months ended
	March 31,
	2010	2009

Net loss, attributable to ORBCOMM Inc.	$(735)	$(9,135)
Foreign currency translation adjustment	167	(138)

Comprehensive loss	$(568)	$(9,273)
Comprehensive loss attributable to noncontrolling interests	(13)	(37)

Comprehensive loss attributable to ORBCOMM Inc.	$(555)	$(9,236)

5. Stock-based Compensation
The Company’s share-based compensation plans consist of its 2006 Long-Term Incentives Plan (the “2006 LTIP”) and its 2004 Stock Option Plan. As of March 31, 2010, there were 823,471 shares available for grant under the 2006 LTIP and no shares available for grant under the 2004 Stock Option Plan.
For the three months ended March 31, 2010 and 2009, the Company recorded stock-based compensation expense in continuing operations of $432 and $455, respectively. The Company’s stock-based compensation in discontinued operations for the three months ended March 31, 2010 and 2009 was nil. For the three months ended March 31, 2010 and 2009, the Company capitalized stock-based compensation of $3 and nil, respectively. The components of the Company’s stock-based compensation expense are presented below:

	Three months ended
	March 31,
	2010	2009

Stock appreciation rights	$312	$250
Restricted stock units	120	181
Stock options	—	24

Total	$432	$455

As of March 31, 2010, the Company had unrecognized compensation costs for all share-based payment arrangements totaling $3,186.
Time-Based Stock Appreciation Rights
During the three months ended March 31, 2010, the Company granted 828,000 time-based SARs. These time-based SARs vest in three equal installments on December 31, 2010, 2011 and 2012. The weighted-average grant date fair value of these time-based SARs was $1.79 per share.

A summary of the Company’s time-based SARs for the three months ended March 31, 2010 is as follows:

			Weighted-Average
			Remaining	Aggregate
	Number of	Weighted-Average	Contractual	Intrinsic Value
	Shares	Exercise Price	Term (years)	(In thousands)
Outstanding at January 1, 2010	1,166,667	$5.23
Granted	828,000	2.46
Forfeited or expired	—	—

Outstanding at March 31, 2010	1,994,667	$4.08	8.76	$11

Exercisable at March 31, 2010	755,000	$5.46	7.88	$4

Vested and expected to vest at March 31, 2010	1,994,667	$4.08	8.76	$11

For the three months ended March 31, 2010 and 2009, the Company recorded stock-based compensation expense in continuing operations of $267 and $222 relating to the time-based SARs, respectively. As of March 31, 2010, $2,125 of total unrecognized compensation cost related to the time-based SARs is expected to be recognized through December 2012.
Performance-Based Stock Appreciation Rights
During the three months ended March 31, 2010, 306,000 performance-based SARs were granted when the Compensation Committee established financial and operational performance targets for fiscal 2010. These performance-based SARs are expected to vest in the first quarter of 2011. As of March 31, 2010, the Company estimates that 100% of the performance targets will be achieved. The weighted-average grant date fair value of these performance-based SARs was $1.76 per share.
A summary of the Company’s performance-based SARs for the three months ended March 31, 2010 is as follows:

			Weighted- Average
			Remaining	Aggregate
	Number of	Weighted-Average	Contractual	Intrinsic Value
	Shares	Exercise Price	Term (years)	(In thousands)
Outstanding at January 1, 2010	280,146	$9.59
Granted	306,000	2.46
Forfeited or expired	(21,000)	1.86

Outstanding at March 31, 2010	565,146	$6.02	8.70	$3

Exercisable at March 31, 2010	259,146	$10.22	7.26	$3

Vested and expected to vest at March 31, 2010	565,146	$6.02	8.70	$3

For the three months ended March 31, 2010 and 2009, the Company recorded stock-based compensation expense in continuing operations of $45 and $28 relating to the performance-based SARs, respectively. As of March 31, 2010, $496 of total unrecognized compensation cost related to the performance-based SARs is expected to be recognized through the first quarter of 2011.
The fair value of each time and performance SAR award is estimated on the date of grant using the Black-Scholes option pricing model with the assumptions described below for the periods indicated. For the three months ended March 31, 2010, the expected volatility was based on an average of the Company’s historical volatility over the expected terms of the SAR awards and the comparable publicly traded companies historical volatility. For the three months ended March 31, 2009, the expected volatility was based on the historical volatility for comparable publicly traded companies, due to the Company’s own insufficient trading history. The Company uses the “simplified” method to determine the expected terms of SARs due to insufficient history of exercises. Estimated forfeitures were based on voluntary and involuntary termination behavior as well as analysis of actual forfeitures. The risk-free interest rate was based on the U.S. Treasury yield curve at the time of the grant over the expected term of the SAR grants.

	Three months ended
	March 31,
	2010	2009
Risk-free interest rate	2.27% and 2.65%	2.34%
Expected life (years)	5.50 and 6	6
Estimated volatility	85.95% and 83.67%	55.03%
Expected dividends	None	None
Time-based Restricted Stock Units
During the three months ended March 31, 2010, the Company granted 79,290 time-based RSUs. These RSUs vest in January 2011.
A summary of the Company’s time-based RSUs for the three months ended March 31, 2010 is as follows:

		Weighted-Average Grant
	Shares	Date Fair Value
Balance at January 1, 2010	238,753	$3.18
Granted	79,290	2.27
Vested	(77,420)	1.55
Forfeited or expired	—	—

Balance at March 31, 2010	240,623	$3.40

For the three months ended March 31, 2010 and 2009, the Company recorded stock-based compensation expense of $120 and $101 related to the time-based RSUs, respectively. As of March 31, 2010, $565 of total unrecognized compensation cost related to the time-based RSUs is expected to be recognized through July 2012.
The fair value of the time-based RSU awards granted during the three months ended March 31, 2010 is based upon the closing stock price of the Company’s common stock on the date of grant.
Performance-Based Restricted Stock Units
As of March 31, 2010, the Company has no outstanding performance-based RSUs.
For the three months ended March 31, 2010 and 2009, the Company recorded stock-based compensation expense in continuing operations of nil and $80 related to the performance-based RSUs, respectively.
2004 Stock Option Plan
A summary of the status of the Company’s stock options as of March 31, 2010 is as follows:

			Weighted-Average
			Remaining	Aggregate
	Number of	Weighted-Average	Contractual	Intrinsic Value
	Shares	Exercise Price	Term (years)	(In thousands)
Outstanding at January 1, 2010	782,079	$2.98
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—

Outstanding at March 31, 2010	782,079	$2.98	3.93	$—

Exercisable at March 31, 2010	782,079	$2.98	3.93	$—

Vested and expected to vest at March 31, 2010	782,079	$2.98	3.93	$—

6. Net Loss per Common Share
Basic net loss per common share is calculated by dividing net loss attributable to ORBCOMM Inc. by the weighted-average number of common shares outstanding for the period. Diluted net loss per common share is the same as basic net loss per common share, because potentially dilutive securities such as RSUs, SARs, stock options and stock warrants would have an antidilutive effect as the Company incurred a net loss for the three months ended March 31, 2010 and 2009.
The potentially dilutive securities excluded from the determination of diluted loss per share, as their effect is antidilutive, are as follows:

	Three months ended
	March 31,
	2010	2009
SARs	2,559,813	1,416,813
RSUs	240,623	259,753
Stock options	782,079	782,079
Common stock warrants	—	56,924

	3,582,515	2,515,569

7. Marketable Securities
As of March 31, 2010 and December 31, 2009, the marketable securities are recorded at amortized cost which approximates fair market value. As of March 31, 2010 all investments mature in one year or less.

	March 31, 2010			December 31, 2009
		Gross	Gross		Gross	Gross
	Fair	Unrealized	Unrealized	Fair	Unrealized	Unrealized
	Value	Losses	Gains	Value	Losses	Gains
U.S. government and agency obligations	$41,542	$22	$—	$13,009	$—	$1
Corporate obligations	21,642	41	—	11,211	7	—
FDIC-insured certificates of deposit	3,112	7	—	1,919	—	—

	$66,296	$70	$—	$26,139	$7	$1

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
At March 31, 2010, the gross unrealized losses of $70 were primarily due to changes in interest rates and not credit quality of the issuer. Accordingly, the Company has determined that the gross unrealized losses are not other-than-temporary at March 31, 2010 and there has been no recognition of impairment losses in its condensed consolidated statements of operations.

8. Satellite Network and Other Equipment
Satellite network and other equipment consisted of the following:

	Useful life	March 31,	December 31,
	(years)	2010	2009
Land		$381	$381
Satellite network	3-10	28,104	27,814
Capitalized software	3-5	1,324	1,318
Computer hardware	5	1,183	1,144
Other	5-7	1,125	1,105
Assets under construction		67,109	66,450

		99,226	98,212
Less: accumulated depreciation and amortization		(26,029)	(25,004)

		$73,197	$73,208

During the three months ended March 31, 2010 and 2009, the Company capitalized costs attributable to the design and development of internal-use software in the amount of $48 and $65, respectively. Depreciation and amortization expense for the three months ended March 31, 2010 and 2009 was $1,025 and $912, respectively. This includes amortization of internal-use software of $110 and $72 for the three months ended March 31, 2010 and 2009, respectively.
Assets under construction primarily consist of milestone payments pursuant to procurement agreements which includes, the design, development, launch and other direct costs relating to the construction of the next-generation satellites (See Note 16) and upgrades to its infrastructure and ground segment.
9. Restricted Cash
Restricted cash consists of the remaining cash collateral of $3,000 for a performance bond required by the FCC in connection with the Company obtaining expanded FCC authorization to construct, launch and operate an additional 24 next-generation satellites. Under the terms of the performance bond, the cash collateral will be reduced in increments of $1,000 upon completion of specified milestones. The Company certified completion of a third milestone. The FCC has not yet issued a ruling on the certification of the third milestone. The Company has classified $1,000 of restricted cash for the third milestone as a current asset at March 31, 2010 and December 31, 2009.
Restricted cash also includes $680 deposited into an escrow account under the terms of a procurement agreement for the quick-launch satellites.
Restricted cash also includes $300 placed into certificate of deposit to secure a letter of credit with a cellular wireless provider to secure terrestrial communications services.
The interest income earned on the restricted cash balances is unrestricted and included in interest income in the consolidated statements of operations.

10. Intangible Assets
The Company’s intangible assets consisted of the following:

		March 31, 2010			December 31, 2009
	Useful life		Accumulated			Accumulated
	(years)	Cost	amortization	Net	Cost	amortization	Net
Acquired licenses	6	$8,115	$(5,887)	$2,228	$8,115	$(5,515)	$2,600

Amortization expense was $372 for the three months ended March 31, 2010 and 2009.
Estimated amortization expense for intangible assets subsequent to March 31, 2010 is as follows:

Years ending December 31,
Remainder of 2010	$1,114
2011	1,114

$2,228

11. Accrued Liabilities
The Company’s accrued liabilities consisted of the following:

	March 31,	December 31,
	2010	2009
Accrued compensation and benefits	1,272	1,738
Accrued interest	811	797
Accrued professional services	405	327
Deferred rent payable	435	919
Other accrued expenses	2,255	1,829

	$5,178	$5,610

12. Deferred Revenues
Deferred revenues consisted of the following:

	March 31,	December 31,
	2010	2009
Professional services	$6,216	$6,437
Service activation fees	2,472	2,563
Manufacturing license fees	41	44
Prepaid services	1,086	1,035

	9,815	10,079
Less current portion	(3,902)	(3,849)

Long-term portion	$5,913	$6,230

Deferred professional services revenues at March 31, 2010, represent amounts related to the United States Coast Guard Concept Validation Project.

13. Note Payable
In connection with the acquisition of a majority interest in Satcom in 2005, the Company recorded an indebtedness to OHB Technology A.G. (formerly known as OHB Teledata A.G.), a stockholder of the Company. At March 31, 2010, the principal balance of the note payable was €1,138 ($1,532) and it had a carrying value of $1,334. At December 31, 2009, the principal balance of the note payable was €1,138 ($1,628) and it had a carrying value of $1,398. The carrying value was based on the note’s estimated fair value at the time of acquisition. The difference between the carrying value and principal balance is being amortized to interest expense over the estimated life of the note of six years. The amortization to interest expense related to the note for the three months ended March 31, 2010 and 2009 was $33. This note does not bear interest and has no fixed repayment term. Repayment will be made from the distribution profits (as defined in the note agreement) of ORBCOMM Europe LLC. The note has been classified as long-term and the Company does not expect any repayments to be required prior to March 31, 2011.
14. Stockholders’ Equity
As of March 31, 2010, the Company had no outstanding warrants to purchase shares of common stock.
As of March 31, 2010, the Company has reserved 4,405,986 shares of common stock for future issuances related to employee stock compensation plans.
15. Geographic Information
The Company operates in one reportable segment, M2M data communications. Other than satellites in orbit, long-lived assets outside of the United States are not significant. The following table summarizes revenues on a percentage basis by geographic regions, based on the country in which the customer is located.

	Three months ended
	March 31,
	2010	2009
United States	79%	85%
Japan	16%	11%
Other	5%	4%

	100%	100%

16. Commitments and Contingencies
Procurement agreements in connection with next-generation satellites
On May 5, 2008, the Company entered into a procurement agreement with Sierra Nevada Corporation (“SNC”) pursuant to which SNC will construct eighteen low-earth-orbit satellites in three sets of six satellites (“shipsets”) for the Company’s next-generation satellites (the “Initial Satellites”). Under the agreement, SNC will also provide launch support services, a test satellite (excluding the mechanical structure), a satellite software simulator and the associated ground support equipment. Under the agreement, the Company may contract separately with other providers for launch services and launch insurance for the satellites. Under the agreement, the Company has the option, exercisable at any time until the third anniversary of the execution of the agreement, to order up to thirty additional satellites substantially identical to the Initial Satellites (the “Optional Satellites”).
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

The agreement also requires SNC to complete the pre-ship review of the Initial Satellites (i) no later than 24 months after the execution of the agreement for the first shipset of six satellites, (ii) no later than 31 months after the execution of the agreement for the second shipset of six satellites and (iii) no later than 36 months after the execution of the agreement for the third shipset of six satellites. Payments under the agreement will begin upon the execution of the agreement and will extend into the second quarter of 2012, subject to SNC’s successful completion of each payment milestone. As of March 31, 2010, the Company has made milestone payments of $42,120 under the agreement. The Company anticipates making payments under the agreement of $22,230 during the remainder of 2010. Under the agreement, SNC has agreed to provide the Company with an optional secured credit facility for up to $20,000 commencing 24 months after the execution of the agreement and maturing 44 months after the effective date. If the Company elects to establish and use the credit facility it and SNC will enter into a formal credit facility on terms established in the agreement.
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
The Agreement anticipates that the Launch Services will be performed between the first quarter of 2011 and first quarter of 2014, subject to certain rights of the Company and SpaceX to reschedule any of the particular Launch Services as needed. The Agreement also provides the Company the option to procure, prior to each Launch Service, reflight launch services whereby in the event the applicable Launch Service results in a failure due to the SpaceX launch vehicle, SpaceX will provide comparable reflight launch services at no additional cost to the Company beyond the initial option price for such reflight launch services.
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
As of March 31, 2010, the Company has made milestone payments of $10,080 under the agreement. The Company anticipates making the next milestone payment during the first quarter of 2011.

Airtime credits
In 2001, in connection with the organization of ORBCOMM Europe LLC and the reorganization of the ORBCOMM business in Europe, the Company agreed to grant certain country representatives in Europe approximately $3,736 in airtime credits. The Company has not recorded the airtime credits as a liability for the following reasons: (i) the Company has no obligation to pay the unused airtime credits if they are not utilized; and (ii) the airtime credits are earned by the country representatives only when the Company generates revenue from the country representatives. The airtime credits have no expiration date. Accordingly, the Company is recording airtime credits as services are rendered and these airtime credits are recorded net of revenues from the country representatives. For the three months ended March 31, 2010 and 2009, airtime credits used totaled approximately $12 and $33, respectively. As of March 31, 2010 and December 31, 2009, unused credits granted by the Company were approximately $2,219 and $2,231, respectively.
Litigation
From time to time, the Company is involved in various litigation matters involving ordinary and routine claims incidental to its business. Management currently believes that the outcome of these proceedings, either individually or in the aggregate, will not have a material adverse effect on the Company’s business, results of operations or financial condition.
17. Subsequent Event-Investment in Alanco Technologies, Inc.
On April 5, 2010, the Company made a strategic investment in Alanco Technologies, Inc., (“Alanco”), parent company of a terrestrial VAR, StarTrak Systems, LLC (“StarTrak”). The Company purchased 500,000 shares of Series E Convertible Preferred Stock from Alanco for $2,250. In conjunction with this strategic investment, the Company entered into a product/software development cooperation agreement with StarTrak to develop, manufacture and market new products featuring dual-mode cellular and ORBCOMM satellite communications capabilities to operate over the ORBCOMM System.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Safe Harbor Statement Under the Private Securities Litigation Reform of Act 1995.
Certain statements discussed in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally relate to our plans, objectives and expectations for future events and include statements about our expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. Such forward-looking statements, including those concerning the Company’s expectations, are subject to known and unknown risks and uncertainties, which could cause actual results to differ materially from the results, projected, expected or implied by the forward-looking statements, some of which are beyond the Company’s control, that may cause the Company’s actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include but are not limited to: the impact of global recession and continued worldwide credit and capital constraints; substantial losses we have incurred and expect to continue to incur; demand for and market acceptance of our products and services and the applications developed by our resellers; loss or decline or slowdown in the growth in business from Asset Intelligence, a subsidiary of I.D. Systems, Inc. (“AI”) (formerly a division of General Electric Company (“GE” or “General Electric”)), other value-added resellers or VARs and international value-added resellers or IVARs; loss or decline or slowdown in growth in business of any of the specific industry sectors the Company serves, such as transportation, heavy equipment, fixed assets and maritime; litigation proceedings; technological changes, pricing pressures and other competitive factors; the inability of our international resellers to develop markets outside the United States; market acceptance and success of our Automatic Identification System (“AIS”) business; the inability to provide AIS service due to the in-orbit satellite failure of the remaining two quick-launch satellites; satellite launch and construction delays and cost overruns of our next-generation satellites; in-orbit satellite failures or reduced performance of our existing satellites; the failure of our system or reductions in levels of service due to technological malfunctions or deficiencies or other events; our inability to renew or expand our satellite constellation; political, legal regulatory, government administrative and economic conditions and developments in the United States and other countries and territories in which we operate; and changes in our business strategy. In addition, specific consideration should be given to various factors described in more detail in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009. The Company undertakes no obligation to publicly revise any forward-looking statements or cautionary factors, except as required by law.
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
Our products and services enable our customers and end-users to enhance productivity, reduce costs and improve security through a variety of commercial, government, and emerging homeland security applications. We enable our customers and end-users to achieve these benefits using a single global satellite technology standard for machine-to-machine and telematic, or M2M, data communications. Our customers have made significant investments in developing ORBCOMM-based applications. Examples of assets that are connected through our M2M data communications system include trucks, trailers, railcars, containers, heavy equipment, fluid tanks, utility meters, pipeline monitoring equipment, marine vessels, and oil wells. Our customers include original equipment manufacturers, or OEMs, such as Caterpillar Inc., (“Caterpillar”), Doosan Infracore America, Hitachi Construction Machinery Co., Ltd., (“Hitachi”), Hyundai Heavy Industries, Komatsu Ltd., (“Komatsu”), The Manitowoc Company and Volvo Construction Equipment, IVARs, such as AI, VARs, such as XATA Corporation and American Innovations, Ltd., and government agencies, such as the U.S. Coast Guard.
We currently have a contract to provide AIS data to the U.S. Coast Guard and offer the AIS data service to other government and commercial customers. Further, we are working with system integrators and maritime information service providers for value-added service and to facilitate the sales and distribution of our AIS data. We entered into an AIS data license distribution agreement for commercial purposes with Lloyd’s Register-Fairplay Ltd (“Lloyd’s”). As a result, Lloyd’s has entered into agreements with several government agencies and corporate customers. We will continue to work with additional candidates to address the various market sectors for AIS data. We believe we are the only commercially available satellite-based AIS data provider with capability beyond terrestrial-based systems into the open seas.

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
Discontinued Operations
We are focused on continuing the growth and expansion of our network business, and in 2009 began discussing with interested parties about a sale of our subsidiary, Stellar Satellite Communications, Ltd. (“Stellar”). In 2009, as a result, we classified Stellar’s assets and liabilities as held for sale on our condensed consolidated balance sheets and presented Stellar’s results of operations as discontinued operations in our condensed consolidated statements of operations for the periods presented. We expect to complete a sale of Stellar during 2010. See Note 3 to the condensed consolidated financial statements for further discussion.
Critical Accounting Policies
Our discussion and analysis of our results of operations, liquidity and capital resources are based on our consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, costs of revenues, accounts receivable, satellite network and other equipment, capitalized development costs, intangible assets, valuation of deferred tax assets, uncertain tax positions and the value of securities underlying stock-based compensation. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from our estimates and could have a significant adverse effect on our results of operations and financial position. For a discussion of our critical accounting policies see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2009. There have been no material changes to our critical accounting policies during 2010.
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
The following table (in thousands) reconciles our net loss to EBITDA for the periods shown:

	Three months ended
	March 31,
	2010	2009

Net loss attributable to ORBCOMM Inc.	$(735)	$(9,135)
Interest income	(37)	(41)
Interest expense	48	48
Depreciation and amortization	1,397	1,302

EBITDA	$673	$(7,826)

EBITDA during the three months ended March 31, 2010 improved by $8.5 million over the three months ended March 31, 2009. This improvement was primarily due to higher net service revenues of $0.3 million and a decrease in operating expenses of $7.9 million. The decrease in operating expenses was primarily due to a non-cash impairment charge during the three months ended March 31, 2009 of $7.0 million for one of our quick-launch satellites and a decrease of $0.5 million in professional fees and bad debt reserves.
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
We derive product revenues primarily from sales of subscriber communicators and cellular wireless subscriber identity modules, or SIMS, (for our terrestrial-communication services) to our resellers (i.e., our VARs, IVARs, international licensees and country representatives) and direct customers.
The table below presents our revenues for the three months ended March 31, 2010 and 2009, together with the percentage of total revenue represented by each revenue category in (in thousands):

	Three months ended March 31,
	2010		2009
		% of		% of
		Total		Total
Service revenues	$6,882	92.8%	$6,622	98.4%
Product sales	535	7.2%	105	1.6%

	$7,417	100.0%	$6,727	100.0%

Total revenues for the three months ended March 31, 2010 increased $0.7 million, or 10.3%, to $7.4 million from $6.7 million for the three months ended March 31, 2009.
Service revenues
Service revenues increased $0.3 million for the three months ended March 31, 2010, or 3.9%, to $6.9 million, or approximately 92.8% of total revenues, from $6.6 million, or approximately 98.4% of total revenues for the three months ended March 31, 2009. The increase in service revenues were primarily due to an increase in AIS revenue of $0.3 million and an increase in satellite and terrestrial revenue of $0.3 million from an increase in the number of billable subscriber communicators activated on our communications system, less customer credits of $0.3 million. As of March 31, 2010, we had approximately 525,000 billable subscriber communicators on the ORBCOMM System compared to approximately 477,000 billable subscriber communicators as of March 31, 2009, an increase of approximately 10.2%.
Service revenue growth can be impacted by the customary lag between subscriber communicator activations and recognition of service revenue from these units.
Product sales
Revenue from product sales increased $0.4 million for the three months ended March 31, 2010, or 411.7%, to $0.5 million, or approximately 7.2% of total revenues, from $0.1 million, or approximately 1.6% of total revenues for the three months ended March 31, 2009. The increase in product revenues for the three months ended March 31, 2010 over the three months ended March 31, 2009 was primarily due to an increase in sales to the heavy equipment sector by our Japanese subsidiary.
Costs of services
Costs of services is comprised of payroll and related costs, including stock-based compensation, materials and supplies, depreciation and amortization of assets used to provide services and usage fees to cellular wireless providers for the data transmitted by the resellers on our network.
Costs of services for the three months ended March 31, 2010 and March 31, 2009 were $3.1 million and $3.2 million, respectively, decreasing 2.7% in the current year period over the same period in the prior year. As a percentage of service revenues, cost of services were 45.6% for the three months ended March 31, 2010 compared to 48.6% for the three months ended March 31, 2009.
Costs of product sales
Costs of products includes the purchase price of subscriber communicators and SIMS sold and shipping charges.
Costs of product sales increased by $0.2 million, or 447.5%, to $0.3 million for the three months ended March 31, 2010 from $0.1 million for the three months ended March 31, 2009. We had a gross profit from product sales (revenues from product sales minus costs of product sales including distribution costs) of $0.2 million and less than $0.1 million for the three months ended March 31, 2010 and March 31, 2009, respectively. The increase in gross profit from product sales was primarily due to an increase in product sales by our Japanese subsidiary.
Selling, general and administrative expenses
Selling, general and administrative expenses relate primarily to compensation and associated expenses for employees in general management, sales and marketing and finance, professional fees and general operating expenses.
Selling, general and administrative expenses decreased by $0.6 million, or 13.3%, to $4.2 million for the three months ended March 31, 2010 from $4.8 million for the three months ended March 31, 2009. This decrease is primarily due to a decrease of $0.5 million for professional fees and bad debt reserves.
Product development expenses
Product development expenses consist primarily of the expenses associated with the staff of our engineering team, along with the cost of third parties that are contracted to support our current applications.
Product development expenses for the three months ended March 31, 2010 and 2009 were $0.2 million.
Impairment Charge — Satellite Network
In February 2009, one quick-launch satellite experienced a power system anomaly that subsequently resulted in a loss of contact with the satellite. The satellite was not recovered and we recorded a non-cash impairment charge to write off the cost of the satellite of $7.0 million during the three months ended March 31, 2009.

Other income (expense)
Other income is comprised primarily of interest income from our cash and cash equivalents, which consists of U.S. Treasuries, interest bearing instruments, and our investments in marketable securities consisting of U.S. government and agency obligations, corporate obligations and FDIC-insured certificates of deposit classified as held to maturity, foreign exchange gains and losses and interest expense.
Other expense for the three months ended March 31, 2010 and March 31, 2009 was $0.1 million.
Loss from continuing operations
As a result of the items described above, the loss from continuing operations decreased by $8.1 million, or 94.2%, to $0.5 million for the three months ended March 31, 2010 compared to a loss from continuing operations of $8.6 million for the three months ended March 31, 2009.
Loss from discontinued operations
Loss from discontinued operations was $0.1 million for the three months ended March 31, 2010 improving 79.9% compared to a loss from discontinued operations of $0.5 million for the three months ended March 31, 2009.
Noncontrolling interests
Noncontrolling interests relate to earnings of ORBCOMM Japan that are attributable to its minority shareholders.
Net loss attributable to ORBCOMM Inc.
As a result of the items described above, the net loss attributable to our Company decreased by $8.4 million, or 92.0%, to $0.7 million for the three months ended March 31, 2010 compared to a net loss of $9.1 million for the three months ended March 31, 2009.
Liquidity and Capital Resources
Overview
Our liquidity requirements arise from our working capital needs and to fund capital expenditures to support our current operations, and facilitate growth and expansion. Since our inception, we have financed our operations from sales of our common stock through public offerings and private placements of debt, convertible redeemable preferred stock, membership interests and common stock. We have incurred losses from operations since inception, including a net loss of $0.7 million for the three months ended March 31, 2010 and as of March 31, 2010 we have an accumulated deficit of $72.2 million. As of March 31, 2010, our primary source of liquidity consisted of cash, cash equivalents, restricted cash and marketable securities totaling $93.8 million, which we believe will be sufficient to provide working capital and milestone payments for our next-generation satellites for the next twelve months.
Operating activities
Cash used in our operating activities of continuing operations for the three months ended March 31, 2010, was $0.3 million resulting from a net loss of $0.6 million, offset by non-cash items including $1.4 million for depreciation and amortization and $0.4 million for stock-based compensation. Working capital activities consisted of net uses of cash of $0.8 million for an increase in accounts receivable primarily due to the increase in revenues and $0.5 million from a decrease in accounts payable and accrued expenses primarily related to timing of payments made to vendors.
Cash used in our operating activities of continuing operations for the three months ended March 31, 2009 was $1.3 million resulting from a net loss of $9.1 million, offset by non-cash items including $7.0 million impairment charge for one of our quick-launch satellites, $1.3 million for depreciation and amortization and $0.5 million for stock-based compensation. Working capital activities primarily consisted of a net uses of cash of $0.5 million for an increase in accounts receivable primarily related to the increase in our service revenues and $1.0 million for a decrease in accounts payable and accrued expenses primarily related to timing of payments made to vendors.
Cash used in our operating activities of discontinued operations for the three months ended March 31, 2010 was $0.2 million compared to cash provided by our operating activities of discontinued operations of $0.1 million for the three months ended March 31, 2009.

Investing activities
Cash used in our investing activities of continuing operations for the three months ended March 31, 2010 was $41.3 million, resulting from capital expenditures of $1.0 million and purchases of marketable securities of $66.4 million. These uses were offset by proceeds received from the maturities of marketable securities totaling $26.1 million.
Cash used in our investing activities of continuing operations for the three months ended March 31, 2009 was $6.9 million, resulting from capital expenditures of $0.4 million for the Coast Guard demonstration satellite and quick-launch satellites and $6.0 million for next-generation satellites and $0.5 million of improvements to our internal infrastructure and ground segment.
Cash used in our investing activities of discontinued operations for the three months ended March 31, 2010 and March 31, 2009 was nil and less than $0.1 million, respectively.
Financing activities
For the three months ended March 31, 2010 and March 31, 2009, we did not have any cash flows from financing activities of continuing operations.
Future Liquidity and Capital Resource Requirements
We expect cash flows from continuing operating activities, along with our existing cash, cash equivalents, restricted cash and marketable securities will be sufficient to provide working capital and fund capital expenditures, which primarily includes milestone payments under the procurement agreements for the next-generation satellites for the next twelve months. For the remainder of 2010, we expect to incur approximately $22.2 million of capital expenditures primarily for our next-generation satellites.
Contractual Obligations
There have been no material changes in our contractual obligations as of March 31, 2010, as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risks
There has been no material changes in our assessment of our sensitivity to market risk as of March 31, 2010, as previously disclosed in Part II, Item 7A “Quantitative and Qualitative Disclosures about Market Risks” in our Annual Report on Form 10-K for the year ended December 31, 2009.

Concentration of credit risk
The following table presents customers with revenues greater than 10% of our consolidated total revenues for the periods shown:

	Three months ended
	March 31,
	2010	2009
Caterpillar Inc.	13.2%	15.5%
Komatsu Ltd.	11.9%	10.8%
Hitachi Construction Machinery Co., Ltd.	13.8%	10.4%
AI, formerly a division of General Electric	11.6%	15.3%
Item 4. Disclosure Controls and Procedures
Evaluation of the Company’s disclosure controls and procedures. The Company’s management evaluated, with the participation of the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2010. Based on their evaluation, the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2010.
Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we are involved in various litigation matters involving ordinary and routine claims incidental to our business. Management currently believes that the outcome of these proceedings, either individually or in the aggregate, will not have a material adverse effect on our business, results of operations or financial condition.
Item 1A. Risk Factors
Except as discussed under “Overview” in Part 1, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” there have been no material changes in the risk factors as of March 31, 2010, as previously disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 5. Other Information —
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

ORBCOMM Inc. (Registrant)
Date: May 10, 2010	/s/ Marc J. Eisenberg
Marc J. Eisenberg,
President and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2010	/s/ Robert G. Costantini
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