Form 10-Q/A
period 2009-09-30
ORBCOMM Inc.
filed 2010-07-29
CIK 1361983

United States Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 2)
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

EXPLANATORY NOTE
ORBCOMM Inc. (the “Company”) is filing this Amendment No. 2 on Form 10-Q/A (the “Form 10-Q/A”) to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (the “Form 10-Q”), as filed with the Securities and Exchange Commission (the “SEC”) on November 11, 2009, and as amended by Amendment No. 1 on March 5, 2010, in response to communications with the SEC in connection with a confidential treatment request with respect to Exhibit 10.1. Item 6 of Part II of Form 10-Q is hereby amended to include a revised redacted version of Exhibit 10.1.
The new Exhibit 10.1 is the only change being made to the Company’s Form 10-Q/A as filed on March 5, 2010. Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q/A or modify or update any related or other disclosures.

Item 6. Exhibits
PART II. OTHER INFORMATION
SIGNATURES
Exhibit Index
Exhibit 10.1
Exhibit 31.1
Exhibit 31.4

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

ORBCOMM Inc. (Registrant)
Date: July 29, 2010	/s/ Marc J. Eisenberg
Marc J. Eisenberg,
President and Chief Executive Officer (Principal Executive Officer)

Date: July 29, 2010	/s/ Robert G. Costantini
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