Form 10-Q
period 2010-06-30
ORBCOMM Inc.
filed 2010-08-09
CIK 1361983

United States Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock as of August 3, 2010 is 42,601,950.

ORBCOMM Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(Unaudited)

	June 30,	December 31,
	2010	2009
ASSETS

Current assets:
Cash and cash equivalents	$15,629	$65,292
Restricted cash	1,000	1,000
Marketable securities	72,491	26,145
Accounts receivable, net of allowances for doubtful accounts of $602 and $835	3,945	3,742
Inventories	69	78
Prepaid expenses and other current assets	1,449	1,253
Current assets held for sale	77	575

Total current assets	94,660	98,085

Satellite network and other equipment, net	74,662	73,208
Intangible assets, net	1,857	2,600
Restricted cash	3,030	2,980
Other investment	2,250	—
Other assets	1,086	1,354
Long term assets held for sale	—	2,832

Total assets	$177,545	$181,059

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$2,767	$2,696
Accrued liabilities	4,914	5,889
Current portion of deferred revenue	4,143	3,849
Current liabilities related to assets held for sale	33	79

Total current liabilities	11,857	12,513
Note payable — related party	1,225	1,398
Deferred revenue, net of current portion	5,833	6,230

Total liabilities	18,915	20,141

Commitments and contingencies

Equity:
ORBCOMM Inc. stockholders’ equity
Common stock, par value $0.001; 250,000,000 shares authorized; 42,563,617 and 42,455,531 shares issued and outstanding	43	42
Additional paid-in capital	231,550	230,512
Accumulated other comprehensive income	448	76
Accumulated deficit	(75,446)	(71,415)

Total ORBCOMM Inc. stockholders’ equity	156,595	159,215
Noncontrolling interests in ORBCOMM Japan	2,035	1,703

Total equity	158,630	160,918

Total liabilities and equity	$177,545	$181,059

See notes to condensed consolidated financial statements.

ORBCOMM Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenues:
Service revenues	$7,277	$6,720	$14,159	$13,342
Product sales	560	50	1,095	155

Total revenues	7,837	6,770	15,254	13,497

Costs and expenses (1):
Costs of services	3,060	3,292	6,196	6,513
Costs of product sales	349	36	672	96
Selling, general and administrative	4,020	4,398	8,182	9,201
Product development	159	152	323	341
Impairment charge-satellite network	—	—	—	7,045

Total costs and expenses	7,588	7,878	15,373	23,196

Income (loss) from operations	249	(1,108)	(119)	(9,699)

Other income (expense):
Interest income	55	23	92	64
Other income	39	388	(81)	339
Interest expense	(48)	(48)	(96)	(96)

Total other income (expense)	46	363	(85)	307

Income (loss) from continuing operations	295	(745)	(204)	(9,392)

Income (loss) from discontinued operations	(3,479)	412	(3,570)	(40)

Net loss	(3,184)	(333)	(3,774)	(9,432)

Less: Net income attributable to the noncontrolling interests	112	29	257	65

Net loss attributable to ORBCOMM Inc.	$(3,296)	$(362)	$(4,031)	$(9,497)

Net loss attributable to ORBCOMM Inc.:
Income (loss) from continuing operations	$183	$(774)	$(461)	$(9,457)
Income (loss) from discontinued operations	(3,479)	412	(3,570)	(40)

Net loss attributable to ORBCOMM Inc.	$(3,296)	$(362)	$(4,031)	$(9,497)

Per share information-basic:
Income (loss) from continuing operations	$0.00	$(0.02)	$(0.01)	$(0.22)
Income (loss) from discontinued operations	(0.08)	0.01	(0.08)	(0.00)

Net loss attributable to ORBCOMM Inc.	$(0.08)	$(0.01)	$(0.09)	$(0.22)

Per share information-diluted:
Income (loss) from continuing operations	$0.00	$(0.02)	$(0.01)	$(0.22)
Income (loss) from discontinued operations	(0.08)	0.01	(0.08)	(0.00)

Net loss attributable to ORBCOMM Inc.	$(0.08)	$(0.01)	$(0.09)	$(0.22)

Weighted average common shares outstanding:
Basic	42,563	42,407	42,561	42,358

Diluted	42,613	42,407	42,561	42,358

(1) Stock-based compensation included in costs and expenses:
Costs of services	$29	$14	$43	$34
Selling, general and administrative	557	330	973	757
Product development	6	—	8	8

	$592	$344	$1,024	$799

See notes to condensed consolidated financial statements.

ORBCOMM Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six months ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(3,774)	$(9,432)
Adjustments to reconcile net loss to net cash provided by operating activities:
Change in allowance for doubtful accounts	(232)	452
Depreciation and amortization	2,301	2,580
Accretion on note payable — related party	66	66
Stock-based compensation	1,024	799
Foreign exchange losses (gains)	83	(337)
Amortization of premium on marketable securities	384	—
Gain on settlement of vendor liabilities	(220)	—
Impairment charge-net assets held for sale	3,261	—
Impairment charge-satellite network	—	7,045
Changes in operating assets and liabilities:
Accounts receivable	(621)	(360)
Inventories	11	35
Prepaid expenses and other assets	(50)	876
Accounts payable and accrued liabilities	(803)	(8)
Deferred revenue	(359)	(188)

Net cash provided by operating activities of continuing operations	1,071	1,528
Net cash provided by operating activities of discontinued operations	23	464

Net cash provided by operating activities	1,094	1,992

Cash flows from investing activities:
Capital expenditures	(2,655)	(14,051)
Purchases of marketable securities	(91,800)	—
Proceeds from maturities of marketable securities	45,070	—
Purchase of other investment	(1,356)	—
Increase in restricted cash	(50)	—

Net cash used in investing activities of continuing operations	(50,791)	(14,051)
Net cash used in investing activities of discontinued operations	—	(3)

Net cash used in investing activities	(50,791)	(14,054)

Cash flows from financing activities	—	—

Effect of exchange rate changes on cash and cash equivalents	34	(374)

Net decrease in cash and cash equivalents	(49,663)	(12,436)

Cash and cash equivalents:
Beginning of period	65,292	75,370

End of period	$15,629	$62,934

Supplemental cash flow disclosures:
Noncash investing activities:
Capital expenditures incurred not yet paid	$1,260	$1,126

Stock-based compensation included in capital expenditures	$14	$—

Accounts receivable exchanged and deferred credit issued as part of consideration for other investment	$894	$—

Gateway and components recorded in inventory in prior years which were used for construction under satellite network and other equipment in 2010	$129	$—

See notes to condensed consolidated financial statements.

ORBCOMM Inc.
Condensed Consolidated Statements of Equity
Six months ended June 30, 2010 and 2009
(in thousands, except share data)
(Unaudited)

				Accumulated		Noncontrolling
			Additional	other		interests
	Common stock		paid-in	comprehensive	Accumulated	in ORBCOMM	Total
	Shares	Amount	capital	income	deficit	Japan	equity

Balances, January 1, 2010	42,455,531	$42	$230,512	$76	$(71,415)	$1,703	$160,918
Vesting of restricted stock units	108,086	1	—	—	—	—	1
Stock-based compensation	—	—	1,038	—	—	—	1,038
Net income (loss)	—	—	—	—	(4,031)	257	(3,774)
Cumulative translation adjustment	—	—	—	372		75	447

Balances, June 30, 2010	42,563,617	$43	$231,550	$448	$(75,446)	$2,035	$158,630

Balances, January 1, 2009	42,101,834	$42	$229,001	$381	$(67,976)	$1,603	$163,051
Vesting of restricted stock units	321,539	—	—	—	—	—	—
Stock-based compensation	—	—	799	—	—	—	799
Net income (loss)	—	—	—	—	(9,497)	65	(9,432)
Cumulative translation adjustment	—	—	—	(464)	—	(85)	(549)

Balances, June 30, 2009	42,423,373	$42	$229,800	$(83)	$(77,473)	$1,583	$153,869

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
In the opinion of management, the financial statements as of June 30, 2010 and for the three and six-month periods ended June 30, 2010 and 2009 include all adjustments (including normal recurring accruals) necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.
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
Although the Company owns interests in companies that it accounts for pursuant to the equity method, the investments in those entities had no carrying value as of June 30, 2010 and December 31, 2009. The Company has no guarantees or other funding obligations to those entities. The Company had no equity or losses of those investees for the three and six months ended June 30, 2010 and June 30, 2009.
Noncontrolling interests in companies are accounted for by the cost method where the Company does not exercise significant influence over the investee. The Company’s cost basis investment is carried at cost (See Note 7).
Certain prior year amounts have been reclassified to conform to the current period presentation.

The Company has incurred losses from inception and through June 30, 2010, the Company has an accumulated deficit of $75,446. As of June 30, 2010, the Company’s primary source of liquidity consisted of cash, cash equivalents, restricted cash and marketable securities totaling $92,150 which the Company believes will be sufficient to provide working capital and milestone payments for its next-generation satellites for the next twelve months.
Fair Value of Financial instruments
The Company has no financial assets or liabilities that are measured at fair value on a recurring basis. However, if certain triggering events occur the Company is required to evaluate the non-financial assets for impairment, a resulting asset impairment would require that a non-financial asset be recorded at the fair value. FASB Topic ASC 820 “Fair Value Measurement Disclosures”, prioritizes inputs used in measuring fair value into a hierarchy of three levels: Level 1- unadjusted quoted prices for identical assets or liabilities traded in active markets, Level 2- inputs other than quoted prices included within Level 1 that are either directly or indirectly observable; and Level 3- unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions that market participants would use in pricing (See Note 3).
The carrying value of the Company’s financial instruments, including cash, accounts receivable, accounts payable and accrued expenses approximated their fair value due to the short-term nature of these items. The fair value of the Note payable-related party is de minimis.
Marketable securities
Marketable securities consist of debt securities including U.S. government and agency obligations, corporate obligations and FDIC-insured certificates of deposit, which have stated maturities ranging from three months to less than one year. The Company classifies these securities as held-to-maturity since it has the positive intent and ability to hold until maturity. These securities are carried at amortized cost. The changes in the value of these marketable securities, other than impairment charges, are not reported in the condensed consolidated financial statements (See Note 7).
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
The following table presents customers with revenues greater than 10% of the Company’s consolidated total revenues for the periods shown:

	Three Months ended		Six Months ended
	June 30,		June 30,
	2010	2009	2010	2009
Caterpillar Inc.	13.8%	16.7%	13.5%	16.1%
Komatsu Ltd.	15.4%	11.2%	13.7%	11.0%
AI, formerly a division of General Electric	14.6%	14.6%	14.6%	14.9%
Hitachi Construction Machinery Co., Ltd.	11.8%	—	12.8%	—

The following table presents customers with accounts receivable greater than 10% of the Company’s consolidated accounts receivable for the periods shown:

	June 30,	December 31,
	2010	2009
Caterpillar Inc.	11.3%	13.9%
AI, formerly a division of General Electric	10.5%	10.9%
Hitachi Construction Machinery Co., Ltd.	10.7%	—
Komatsu Ltd.	12.1%	—
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
Income taxes
As of June 30, 2010, the Company had unrecognized tax benefits of $775. There were no changes to the Company’s unrecognized tax benefits during the three and six months ended June 30, 2010. The Company is subject to U.S. federal and state examinations by tax authorities from 2006. The Company does not expect any significant changes to its unrecognized tax positions during the next twelve months.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were recognized during the three and six months ended June 30, 2010.
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

3. Discontinued Operations
The Company is focused on continuing the growth and expansion of its network services business and, in 2009, began discussing with interested parties about a sale of its subsidiary, Stellar Satellite Communications, Ltd. (“Stellar”). In 2009, as a result, the Company classified the assets and liabilities of Stellar as assets held for sale in its condensed consolidated balance sheets and Stellar’s results of operations as discontinued operations in its condensed consolidated statements of operations for the periods presented.
During the three and six months ended June 30, 2010, the Company recorded an impairment charge of $3,261 to write down the net assets held for sale in anticipation of selling Stellar as discussed below.
On August 5, 2010, Stellar entered into an Asset Purchase Agreement with Quake Global, Inc. (“Quake”), a manufacturer of satellite communicators. Under the terms of the Asset Purchase Agreement, Quake purchased inventory, equipment, intellectual property and assumed certain liabilities. The Company received a cash payment of $48 at closing. In addition, the Company will receive royalty payments contingent on future product sales of inventory as defined in the Asset Purchase Agreement. The Company will recognize the future royalty payments when they are received and the contingency is resolved in accordance with FASB Topic ASC 450 “Contingencies”.
The table below summarizes the fair value measurements of the Company's net assets held for sale at June 30, 2010 and losses for the six months ended June 30, 2010.

Quoted Prices
		In Active	Significant
	Balance	Markets for	Other	Significant
	as of	Identical Assets	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs	Total
	2010	(Level 1)	(Level 2)	(Level 3)	Losses

Net assets held for sale	$44	—	—	$44	$3,261

A summary of discontinued operations for the three and six months ended June 30, 2010 and 2009 is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues- Product sales	$184	$375	$429	$1,009

Income (loss) from discontinued operations	$(3,479)	$412	$(3,570)	$(40)

As of June 30, 2010 and December 31, 2009, the major classes of assets and liabilities of Stellar held for sale were as follows:

	June 30,	December 31,
	2010	2009
Inventories, current	$77	$575

Current assets	77	575

Other equipment, net	—	707

Inventories, long term	—	2,125

Current liabilities	33	79

4. Comprehensive Loss
The components of comprehensive loss are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Net loss	$(3,184)	$(333)	$(3,774)	$(9,432)
Foreign currency translation adjustment	281	(411)	447	(549)

Comprehensive loss	(2,903)	(744)	(3,327)	(9,981)
Comprehensive income (loss) attributable to noncontrolling interests	200	(19)	332	(20)

Comprehensive loss attributable to ORBCOMM Inc.	$(3,103)	$(725)	$(3,659)	$(9,961)

5. Stock-based Compensation
The Company’s share-based compensation plans consist of its 2006 Long-Term Incentives Plan (the “2006 LTIP”) and its 2004 Stock Option Plan. As of June 30, 2010, there were 823,471 shares available for grant under the 2006 LTIP and no shares available for grant under the 2004 Stock Option Plan.
For the three months ended June 30, 2010 and 2009, the Company recorded stock-based compensation expense in continuing operations of $592 and $344 respectively. For the six months ended June 30, 2010 and 2009, the Company recorded stock-based compensation expense in continuing operations of $1,024 and $799, respectively. The Company’s stock-based compensation expense in discontinued operations for the three and six months ended June 30, 2010 and 2009 was nil. For the three months ended June 30, 2010 and 2009, the Company capitalized stock-based compensation of $11 and nil, respectively. For the six months ended June 30, 2010 and 2009, the Company capitalized stock-based compensation of $14 and nil, respectively. The components of the Company’s stock-based compensation expense are presented below:

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009

Stock appreciation rights	$454	$226	$766	$476
Restricted stock units	138	118	258	299
Stock options	—	—	—	24

Total	$592	$344	$1,024	$799

As of June 30, 2010, the Company had an aggregate of $2,465 of unrecognized compensation costs for all share-based payment arrangements.
Time-Based Stock Appreciation Rights
During the six months ended June 30, 2010, the Company granted 828,000 time-based SARs. These SARs vest in three equal installments on December 31, 2010, 2011 and 2012. The weighted-average grant date fair value of these SARs was $1.77 per share.

A summary of the Company’s time-based SARs for the six months ended June 30, 2010 is as follows:

			Weighted-Average
			Remaining	Aggregate
	Number of	Weighted-Average	Contractual	Intrinsic Value
	Shares	Exercise Price	Term (years)	(In thousands)
Outstanding at January 1, 2010	1,166,667	$5.23
Granted	828,000	2.46
Forfeited or expired	—	—

Outstanding at June 30, 2010	1,994,667	$4.08	8.51	$3

Exercisable at June 30, 2010	755,000	$5.46	7.63	$1

Vested and expected to vest at June 30, 2010	1,994,667	$4.08	8.51	$3

For the three months ended June 30, 2010 and 2009, the Company recorded stock-based compensation expense in continuing operations of $360 and $226 relating to the time-based SARs, respectively. For the six months ended June 30, 2010 and 2009, the Company recorded stock-based compensation expense in continuing operations of $627 and $448 relating to the time-based SARs, respectively. As of June 30, 2010, $1,737 of total unrecognized compensation cost related to the time-based SARs is expected to be recognized through December 2012.
Performance-Based Stock Appreciation Rights
During the six months ended June 30, 2010, 306,000 performance-based SARs were granted when the Compensation Committee established financial and operational performance targets for fiscal 2010. These SARs are expected to vest in the first quarter of 2011. The weighted-average grant date fair value of these SARs was $1.72 per share. As of June 30, 2010, the Company estimates that 83% of the performance targets will be achieved.
A summary of the Company’s performance-based SARs for the six months ended June 30, 2010 is as follows:

			Weighted-Average
			Remaining	Aggregate
	Number of	Weighted-Average	Contractual	Intrinsic Value
	Shares	Exercise Price	Term (years)	(In thousands)
Outstanding at January 1, 2010	280,146	$9.59
Granted	306,000	2.46
Forfeited or expired	(21,000)	1.86

Outstanding at June 30, 2010	565,146	$6.02	8.45	$—

Exercisable at June 30, 2010	259,146	$10.22	7.01	$—

Vested and expected to vest at June 30, 2010	513,783	$6.37	8.33	$—

For the three months ended June 30, 2010 and 2009, the Company recorded stock-based compensation expense in continuing operations of $94 and nil relating to the performance-based SARs, respectively. For the six months ended June 30, 2010 and 2009, the Company recorded stock-based compensation expense in continuing operations of $139 and $28 relating to the performance-based SARs, respectively. As of June 30, 2010, $301 of total unrecognized compensation cost related to the performance-based SARs is expected to be recognized through the first quarter of 2011.

The fair value of each time and performance-based SAR award is estimated on the date of grant using the Black-Scholes option pricing model with the assumptions described below for the periods indicated. For the six months ended June 30, 2010, the expected volatility was based on an average of the Company’s historical volatility over the expected terms of the SAR awards and the comparable publicly traded companies historical volatility. For the six months ended June 30, 2009, the expected volatility was based on the historical volatility for comparable publicly traded companies, due to the Company’s own insufficient trading history. The Company uses the “simplified” method to determine the expected terms of SARs due to insufficient history of exercises. Estimated forfeitures were based on voluntary and involuntary termination behavior as well as analysis of actual forfeitures. The risk-free interest rate was based on the U.S. Treasury yield curve at the time of the grant over the expected term of the SAR grants.

	Six months ended
	June 30,
	2010	2009
Risk-free interest rate	2.27% and 2.65%	2.34%
Expected life (years)	5.50 and 6	6
Estimated volatility	85.95% and 83.67%	55.03%
Expected dividends	None	None
Time-Based Restricted Stock Units
During the six months ended June 30, 2010, the Company granted 79,290 time-based RSUs. These RSUs vest in January 2011.
A summary of the Company’s time-based RSUs for the six months ended June 30, 2010 is as follows:

		Weighted-Average
	Shares	Grant Date Fair Value
Balance at January 1, 2010	238,753	$3.18
Granted	79,290	2.27
Vested	(78,086)	1.59
Forfeited or expired	—	—

Balance at June 30, 2010	239,957	$3.40

For the three months ended June 30, 2010 and 2009, the Company recorded stock-based compensation expense in continuing operations of $138 and $113 related to the time-based RSUs, respectively. For the six months ended June 30, 2010 and 2009, the Company recorded stock-based compensation expense in continuing operations of $258 and $214 related to the time-based RSUs, respectively. As of June 30, 2010, $427 of total unrecognized compensation cost related to the time-based RSUs is expected to be recognized through September 2011.
The fair value of the time-based RSU awards is based upon the closing stock price of the Company’s common stock on the date of grant.
Performance-Based Restricted Stock Units
As of June 30, 2010, the Company has no outstanding performance-based RSUs.
For the three months ended June 30, 2010 and 2009, the Company recorded stock-based compensation expense in continuing operations of nil and $5 related to the performance-based RSUs, respectively. For the six months ended June 30, 2010 and 2009, the Company recorded stock-based compensation expense in continuing operations of nil and $85 related to the performance-based RSUs, respectively.

2004 Stock Option Plan
A summary of the status of the Company’s stock options as of June 30, 2010 is as follows:

			Weighted-Average
			Remaining	Aggregate
	Number of	Weighted-Average	Contractual	Intrinsic Value
	Shares	Exercise Price	Term (years)	(In thousands)
Outstanding at January 1, 2010	782,079	$2.98
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—

Outstanding at June 30, 2010	782,079	$2.98	3.68	$—

Exercisable at June 30, 2010	782,079	$2.98	3.68	$—

Vested and expected to vest at June 30, 2010	782,079	$2.98	3.68	$—

6. Net Income (Loss) per Common Share
Basic net loss per common share is calculated by dividing net loss attributable to ORBCOMM Inc. by the weighted-average number of common shares outstanding for the period. Diluted net loss per common share is the same as basic net loss per common share, because potentially dilutive securities such as RSUs, SARs, stock options and stock warrants would have an antidilutive effect as the Company incurred a net loss from continuing operations for the three months ended June 30, 2009 and for the six months ended June 30, 2010 and 2009. For the three months ended June 30 2010, the Company reported income from continuing operations and included the effect of 1,035 SARs and 48,462 RSUs in its diluted weighted average common shares outstanding.
The potentially dilutive securities excluded from the determination of diluted loss per share, as their effect is antidilutive, are as follows:

	Six Months ended
	June 30,
	2010	2009

SARs	2,559,813	1,416,813
RSUs	239,957	232,411
Stock options	782,079	782,079
Common stock warrants	—	56,724

	3,581,849	2,488,027

7. Investments
The Company’ investments consist of marketable securities and a cost method investment.
Marketable securities
As of June 30, 2010 and December 31, 2009, the marketable securities are recorded at amortized cost which approximates fair value. As of June 30, 2010 all marketable securities mature in one year or less.

	June 30, 2010			December 31, 2009
		Gross	Gross		Gross	Gross
	Fair	Unrealized	Unrealized	Fair	Unrealized	Unrealized
	Value	Losses	Gains	Value	Losses	Gains

U.S. government and agency obligations	$42,121	$2	$6	$13,009	$—	$1
Corporate obligations	25,039	55	—	11,211	7	—
FDIC-insured certificates of deposit	5,274	6	—	1,919	—	—

	$72,434	$63	$6	$26,139	$7	$1

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
At June 30, 2010, the gross unrealized losses of $63 were primarily due to changes in interest rates and not credit quality of the issuer. Accordingly, the Company has determined that the gross unrealized losses are not other-than-temporary at June 30, 2010 and there has been no recognition of impairment losses in its condensed consolidated statements of operations for the three and six months ended June 30, 2010.
Cost method investment
On April 5, 2010, the Company entered into a stock purchase agreement with Alanco Technologies, Inc., (“Alanco”), the parent company of a terrestrial VAR, StarTrak Systems, LLC (“StarTrak”). Under the terms of the stock purchase agreement, the Company purchased 500,000 shares of Series E Convertible Preferred Stock (“Series E preferred stock”) from Alanco for consideration totaling $2,250. The consideration consists of: (1) $1,356 cash payment, (2) exchange of outstanding accounts receivable balance of $644 in lieu of receiving payment from StarTrak and (3) a $250 credit against future accounts receivable for satellite usage fees. The Series E preferred stock is an equity security that does not have a readily determinable fair value. The Company periodically assesses whether the investment is other-than-temporary impaired. If the Company determines that an other-than temporary impairment has occurred, the Company will write down the investment to its fair value. The fair value of cost method investment is not evaluated if there are no identified events or changes in circumstances that may have a significant adverse effect on the investment’s fair value. As of June 30, 2010, the carrying amount of the Company’s cost method investment was $2,250.

8. Satellite Network and Other Equipment
Satellite network and other equipment consisted of the following:

	Useful life	June 30,	December 31,
	(years)	2010	2009
Land		$381	$381
Satellite network	3-10	28,249	27,814
Capitalized software	3-5	1,355	1,318
Computer hardware	5	1,208	1,144
Other	5-7	1,259	1,105
Assets under construction		68,772	66,450

		101,224	98,212
Less: accumulated depreciation and amortization		(26,562)	(25,004)

		$74,662	$73,208

During the six months ended June 30, 2010 and 2009, the Company capitalized costs attributable to the design and development of internal-use software in the amount of $107 and $112, respectively. Depreciation and amortization expense for the three months ended June 30, 2010 and 2009 was $533 and $925, respectively. This includes amortization of internal-use software of $72 and $74 for the three months ended June 30, 2010 and 2009, respectively. Depreciation and amortization expense for the six months ended June 30, 2010 and 2009 was $1,558 and $1,837, respectively. This includes amortization of internal-use software of $183 and $146 for the six months ended June 30, 2010 and 2009, respectively.
Assets under construction primarily consist of milestone payments pursuant to procurement agreements which includes, the design, development, launch and other direct costs relating to the construction of the next-generation satellites (See Note 16) and upgrades to its infrastructure and ground segment.
On June 22, 2010, one of the two remaining quick-launch satellites experienced a power system anomaly which resulted in loss of contact with the satellite by the Company’s ground control systems. This satellite was fully depreciated as of December 31, 2009 and its loss had no effect on the results of operations during the three and six months ended June 30, 2010. This satellite was covered as a part of the Company’s insurance settlement received in December 2009 as it was considered a constructive total loss under the Company’s insurance policy. The remaining quick-launch satellite is currently providing worldwide AIS and no ORBCOMM messaging services.
9. Restricted Cash
Restricted cash consists of the remaining cash collateral of $3,000 for a performance bond required by the FCC in connection with the Company obtaining expanded FCC authorization to construct, launch and operate an additional 24 next-generation satellites. Under the terms of the performance bond, the cash collateral will be reduced in increments of $1,000 upon completion of specified milestones. The Company certified completion of a third milestone. The FCC has not yet issued a ruling on the certification of the third milestone. The Company has classified $1,000 of restricted cash for the third milestone as a current asset at June 30, 2010 and December 31, 2009.
Restricted cash also includes $680 deposited into an escrow account under the terms of a procurement agreement for the quick-launch satellites.
Restricted cash also includes $350 placed into certificates of deposit to secure a letter of credit with a cellular wireless provider to secure terrestrial communications services and to secure a credit card facility. The interest income earned on the restricted cash balances is unrestricted and included in interest income in the condensed consolidated statements of operations.

10. Intangible Assets
The Company’s intangible assets consisted of the following:

		March 31, 2010			December 31, 2009
	Useful life		Accumulated			Accumulated
	(years)	Cost	amortization	Net	Cost	amortization	Net
Acquired licenses	6	$8,115	$(6,258)	$1,857	$8,115	$(5,515)	$2,600

Amortization expense was $372 for the three months ended June 30, 2010 and 2009 and was $743 for the six months ended June 30, 2010 and 2009.
Estimated amortization expense for intangible assets subsequent to June 30, 2010 is as follows:

Years ending December 31,
Remainder of 2010	$743
2011	1,114

$1,857

11. Accrued Liabilities
The Company’s accrued liabilities consisted of the following:

	June 30,	December 31,
	2010	2009
Accrued compensation and benefits	$1,527	$1,812
Accrued interest	827	797
Deferred rent payable	447	919
Other accrued expenses	2,113	2,361

	$4,914	$5,889

12. Deferred Revenues
Deferred revenues consisted of the following:

	June 30,	December 31,
	2010	2009
Professional services	$5,995	$6,437
Service activation fees	2,450	2,563
Manufacturing license fees	37	44
Prepaid services	1,494	1,035

	9,976	10,079
Less current portion	(4,143)	(3,849)

Long-term portion	$5,833	$6,230

Deferred professional services represent amounts related to the USCG Concept Validation Project. On August 6, 2010, the Company’s AIS data service and maintenance contract with the U.S. Coast Guard expired. The Company is pursuing a new agreement, and awaits a decision from the U.S. Coast Guard. The Company is currently evaluating the accounting impact on the deferred revenue from the expiration of the contract.
13. Note Payable
In connection with the acquisition of a majority interest in Satcom in 2005, the Company recorded an indebtedness to OHB Technology A.G. (formerly known as OHB Teledata A.G.), a stockholder of the Company. At June 30, 2010, the principal balance of the note payable was €1,138 ($1,389) and it had a carrying value of $1,225. At December 31, 2009, the principal balance of the note payable was €1,138 ($1,628) and it had a carrying value of $1,398. The carrying value was based on the note’s estimated fair value at the time of acquisition. The difference between the carrying value and principal balance is being amortized to interest expense over the estimated life of the note of six years. Interest expense related to the note for the three and six months ended June 30, 2010 and 2009 was $33 and $66, respectively. This note does not bear interest and has no fixed repayment term. Repayment will be made from the distribution profits (as defined in the note agreement) of ORBCOMM Europe LLC. The note has been classified as long-term and the Company does not expect any repayments to be required prior to June 30, 2011.

14. Stockholders’ Equity
As of June 30, 2010, the Company has reserved 4,405,320 shares of common stock for future issuances related to employee stock compensation plans.
15. Geographic Information
The Company operates in one reportable segment, satellite data communications. Other than satellites in orbit, long-lived assets outside of the United States are not significant. The following table summarizes revenues on a percentage basis by geographic regions, based on the country in which the customer is located.

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
United States	79%	87%	79%	86%
Japan	15%	10%	16%	10%
Other	6%	3%	5%	4%

	100%	100%	100%	100%

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
The agreement also requires SNC to complete the pre-ship review of the Initial Satellites (i) no later than 24 months after the execution of the agreement for the first shipset of six satellites, (ii) no later than 31 months after the execution of the agreement for the second shipset of six satellites and (iii) no later than 36 months after the execution of the agreement for the third shipset of six satellites. Payments under the agreement will begin upon the execution of the agreement and will extend into the second quarter of 2012, subject to SNC’s successful completion of each payment milestone. As of June 30, 2010, the Company has made milestone payments of $42,120 under the agreement. The Company anticipates making payments under the agreement of $9,690 during the remainder of 2010. Under the agreement, SNC has agreed to provide the Company with an optional secured credit facility for up to $20,000 commencing 24 months after the execution of the agreement and maturing 44 months after the effective date. If the Company elects to establish and use the credit facility it and SNC will enter into a formal credit facility on terms established in the agreement.

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
As of June 30, 2010, the Company has made milestone payments of $10,080 under the Agreement. The Company anticipates making the next milestone payment during the first quarter of 2011.
Airtime credits
In 2001, in connection with the organization of ORBCOMM Europe LLC and the reorganization of the ORBCOMM business in Europe, the Company agreed to grant certain country representatives in Europe approximately $3,736 in airtime credits. The Company has not recorded the airtime credits as a liability for the following reasons: (i) the Company has no obligation to pay the unused airtime credits if they are not utilized; and (ii) the airtime credits are earned by the country representatives only when the Company generates revenue from the country representatives. The airtime credits have no expiration date. Accordingly, the Company is recording airtime credits as services are rendered and these airtime credits are recorded net of revenues from the country representatives. For the three months ended June 30, 2010 and 2009, airtime credits used totaled approximately $10 and $15, respectively. For the six months ended June 30, 2010 and 2009, airtime credits used totaled approximately $22 and $48, respectively. As of June 30, 2010 and December 31, 2009, unused credits granted by the Company were approximately $2,230 and $2,208, respectively.
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
Certain statements discussed in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally relate to our plans, objectives and expectations for future events and include statements about our expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. Such forward-looking statements, including those concerning the Company’s expectations, are subject to known and unknown risks and uncertainties, which could cause actual results to differ materially from the results, projected, expected or implied by the forward-looking statements, some of which are beyond the Company’s control, that may cause the Company’s actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include but are not limited to: the impact of global recession and continued worldwide credit and capital constraints; substantial losses we have incurred and expect to continue to incur; demand for and market acceptance of our products and services and the applications developed by our resellers; loss or decline or slowdown in the growth in business from Asset Intelligence, a subsidiary of I.D. Systems, Inc. (“AI”) (formerly a division of General Electric Company (“GE” or “General Electric”)), other value-added resellers or VARs and international value-added resellers or IVARs; loss or decline or slowdown in growth in business of any of the specific industry sectors the Company serves, such as transportation, heavy equipment, fixed assets and maritime; litigation proceedings; technological changes, pricing pressures and other competitive factors; the inability of our international resellers to develop markets outside the United States; market acceptance and success of our Automatic Identification System (“AIS”) business; the inability to provide AIS service due to the in-orbit satellite failure of the remaining quick-launch satellite; satellite launch and construction delays and cost overruns of our next-generation satellites; in-orbit satellite failures or reduced performance of our existing satellites; the failure of our system or reductions in levels of service due to technological malfunctions or deficiencies or other events; our inability to renew or expand our satellite constellation; political, legal regulatory, government administrative and economic conditions and developments in the United States and other countries and territories in which we operate; and changes in our business strategy. In addition, specific consideration should be given to various factors described in more detail in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009. The Company undertakes no obligation to publicly revise any forward-looking statements or cautionary factors, except as required by law.
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
On June 22, 2010, one of the two remaining quick-launch satellites experienced a power system anomaly which resulted in loss of contact with the satellite by our ground control systems. This satellite was fully depreciated as of December 31, 2009 and its loss had no effect on our results of operations during the three and six months ended June 30, 2010. This satellite was covered as a part of our insurance settlement received in December 2009 as it was considered a constructive total loss under our insurance policy. The remaining quick-launch satellite is currently providing worldwide AIS and no ORBCOMM messaging services.
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
We currently offer AIS data to the U.S. Coast Guard, and to other government and commercial customers. Further, we are working with system integrators and maritime information service providers for value-added service and to facilitate the sales and distribution of our AIS data. On August 6, 2010, our AIS data service and maintenance contract with the U.S. Coast Guard expired. We are pursuing a new agreement, and await a decision from the U.S. Coast Guard. We entered into an AIS data license distribution agreement for commercial purposes with Lloyd’s Register-Fairplay Ltd (“Lloyd’s”). As a result, Lloyd’s has entered into agreements with several government agencies and corporate customers. We will continue to work with additional candidates to address the various market sectors for AIS data. We believe we are the only commercially available satellite-based AIS data provider with capability beyond terrestrial-based systems into the open seas.

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
Discontinued Operations
We are focused on continuing the growth and expansion of our network business, and in 2009 began discussing with interested parties about a sale of our subsidiary, Stellar Satellite Communications, Ltd. (“Stellar”). In 2009, as a result, we classified Stellar’s certain assets and liabilities as held for sale on our condensed consolidated balance sheets and presented Stellar’s results of operations as discontinued operations in our condensed consolidated statements of operations for the periods presented. During the three and six months ended June 30, 2010, we recorded an impairment charge of $3.3 million to write down the net assets held for sale in anticipation of selling Stellar. See Note 3 to the condensed consolidated financial statements for further discussion.
Cost Method Investment
On April 5, 2010, we entered into a stock purchase agreement with Alanco Technologies, Inc., (“Alanco”), the parent company of a terrestrial VAR, StarTrak Systems, LLC (“StarTrak”). Under the terms of the stock purchase agreement, we purchased 500,000 shares of Series E Convertible Preferred Stock from Alanco for $2.3 million. In connection with this investment, we entered into a product/software development cooperation agreement with StarTrak to develop, manufacture and market new products featuring dual-mode cellular and ORBCOMM satellite communications capabilities to operate over the ORBCOMM System. See Note 7 to the condensed consolidated financial statements for further discussion.
Critical Accounting Policies
Our discussion and analysis of our results of operations, liquidity and capital resources are based on our consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, costs of revenues, accounts receivable, satellite network and other equipment, investments, capitalized development costs, intangible assets, valuation of deferred tax assets, uncertain tax positions and the value of securities underlying stock-based compensation. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from our estimates and could have a significant adverse effect on our results of operations and financial position. For a discussion of our critical accounting policies see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2009. There have been no material changes to our critical accounting policies during 2010.

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
The following table (in thousands) reconciles our net loss to EBITDA for the periods shown:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net loss	$(3,296)	$(362)	$(4,031)	$(9,497)
Interest income	(55)	(23)	(92)	(64)
Interest expense	48	48	96	96
Depreciation and amortization	904	1,297	2,301	2,598

	$(2,399)	$960	$(1,726)	$(6,867)

EBITDA during the three months ended June 30, 2010 decreased by $3.4 million over the three months ended June 30, 2009. The decrease was primarily due to the impairment charge of $3.3 million in discontinued operations to write down the net assets held for sale.
EBITDA during the six months ended June 30, 2010 improved by $5.1 million over the six months ended June 30, 2009. This improvement was primarily due to higher net service revenues of $0.8 million and a decrease in operating expenses of $8.1 million. The decrease in operating expenses was primarily due to a non-cash impairment charge during the six months ended June 30, 2009 of $7.0 million for one of our quick-launch satellites and a decrease of $1.0 million in professional fees. These decreases were offset due to the impairment charge of $3.3 million in discontinued operations to write down the net assets held for sale.
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

The table below presents our revenues for the three months and six months ended June 30, 2010 and 2009, together with the percentage of total revenue represented by each revenue category (in thousands):

	Three months ended June 30,				Six months ended June 30,
	2010		2009		2010		2009
		% of		% of		% of		% of
		Total		Total		Total		Total
Service revenues	$7,277	92.9%	$6,720	99.3%	$14,159	92.8%	$13,342	98.9%
Product sales	560	7.1%	50	0.7%	1,095	7.2%	155	1.1%

	$7,837	100.0%	$6,770	100.0%	$15,254	100.0%	$13,497	100.0%

Three Months: Total revenues for the three months ended June 30, 2010 increased $1.1 million, or 15.8%, to $7.8 million from $6.8 million for the three months ended June 30, 2009.
Six Months: Total revenues for the six months ended June 30, 2010 increased $1.8 million, or 13.0%, to $15.3 million from $13.5 million for the six months ended June 30, 2009.
Service revenues
Three Months: Service revenues increased $0.6 million for the three months ended June 30, 2010, or 8.3%, to $7.3 million, or approximately 92.9% of total revenues, from $6.7 million, or approximately 99.3% of total revenues for the three months ended June 30, 2009.
Six Months: Service revenues increased $0.8 million for the six months ended June 30, 2010, or 6.1%, to $14.2 million, or approximately 92.8% of total revenues, from $13.3 million, or approximately 98.9% of total revenues for the six months ended June 30, 2009.
The increase in service revenues for the three and six months ended June 30, 2010 over the corresponding 2009 periods were primarily due to an increase in the number of billable subscriber communicators activated on our communications system and an increase in AIS revenue of $0.3 million and $0.6 million, respectively. As of June 30, 2010, we had approximately 539,000 billable subscriber communicators on the ORBCOMM System compared to approximately 483,000 billable subscriber communicators as of June 30, 2009, an increase of approximately 11.6%.
Service revenue growth can be impacted by the customary lag between subscriber communicator activations and recognition of service revenue from these units.
Product sales
Three Months: Revenue from product sales increased $0.5 million for the three months ended June 30, 2010, or 1,003.4%, to $0.6 million, or approximately 7.1% of total revenues, from $0.1 million, or approximately 0.7% of total revenues for the three months ended June 30, 2009.
Six Months: Revenue from product sales increased $0.9 million for the six months ended June 30, 2010, or 604.9%, to $1.1 million, or approximately 7.2% of total revenues, from $0.2 million, or approximately 1.1% of total revenues for the six months ended June 30, 2009.
The increase in product revenues for the three and six months ended June 30, 2010 over corresponding 2009 periods were primarily due to an increase in sales to the heavy equipment sector by our Japanese subsidiary.
Costs of services
Costs of services is comprised of payroll and related costs, including stock-based compensation, materials and supplies, depreciation and amortization of assets, used to provide services, and usage fees to cellular wireless providers for the data transmitted by the resellers on our network.
Three Months: Costs of services for the three months ended June 30, 2010 and June 30, 2009 were $3.1 million and $3.3 million, respectively, decreasing 7.0% in the current year period over the same period in the prior year. As a percentage of service revenues, cost of services were 42.1% for the three months ended June 30, 2010 compared to 49.0% for the three months ended June 30, 2009.
Six Months: Costs of services for the six months ended June 30, 2010 and June 30, 2009 were $6.2 million and $6.5 million, respectively, decreasing 4.9% in the current year period over the same period in the prior year. As a percentage of service revenues, cost of services were 43.8% for the six months ended June 30, 2010 compared to 48.8% for the six months ended June 30, 2009.
The decrease in cost of services as a percentage of service revenues for the three and six months ended June 30, 2010 over the corresponding 2009 periods was primarily due to an increase in service revenues.

Costs of product sales
Costs of products includes the purchase price of subscriber communicators and SIMS sold and shipping charges.
Three Months: Costs of product sales increased by $0.3 million, or 839.3%, to $0.3 million for the three months ended June 30, 2010 from less than $0.1 million for the three months ended June 30, 2009. We had a gross profit from product sales (revenues from product sales minus costs of product sales) of $0.2 million and less than $0.1 million for the three months ended June 30, 2010 and June 30, 2009, respectively.
Six Months: Costs of product sales increased by $0.6 million, or 599.0%, to $0.7 million for the six months ended June 30, 2010 from $0.1 million for the six months ended June 30, 2009. We had a gross profit from product sales (revenues from product sales minus costs of product sales) of $0.4 million and $0.1 million for the six months ended June 30, 2010 and June 30, 2009, respectively.
The increase in gross profit from product sales for the three and six months ended June 30, 2010 and 2009 over the corresponding 2009 periods were primarily due to an increase in product sales by our Japanese subsidiary.
Selling, general and administrative expenses
Selling, general and administrative expenses relate primarily to compensation and associated expenses for employees in general management, sales and marketing, and finance, professional fees and general operating expenses.
Three Months: Selling, general and administrative expenses decreased by $0.4 million, or 8.6%, to $4.0 million for the three months ended June 30, 2010 from $4.4 million for the three months ended June 30, 2009. This decrease is primarily due to a decrease of $0.5 million in professional fees.
Six Months: Selling, general and administrative expenses decreased by $1.0 million, or 11.1%, to $8.2 million for the six months ended June 30, 2010 from $9.2 million for the six months ended June 30, 2009. This decrease is primarily due to a decrease of $1.0 million in professional fees.
Product development expenses
Product development expenses consist primarily of the expenses associated with the staff of our engineering team, along with the cost of third parties that are contracted to support our current applications.
Three Months: Product development expenses for the three months ended June 30, 2010 and 2009 were $0.2 million.
Six Months: Product development expenses for the six months ended June 30, 2010 and 2009 were $0.3 million.
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
Three Months: Other income was less than $0.1 million for the three months ended June 30, 2010 compared to $0.4 million for the three months ended June 30, 2009.
Six Months: Other expense was $0.1 million for the six months ended June 30, 2010 compared to other income of $0.3 million for the six months ended June 30, 2009.
Income (loss) from continuing operations
Three Months: As a result of the items described above, we have income from continuing operations of $0.3 million for the three months ended June 30, 2010 compared to a loss from continuing operations of $0.7 million for the three months ended June 30, 2009.
Six Months: As a result of the items described above, we have a loss from continuing operations of $0.2 million for the six months ended June 30, 2010 compared to a loss from continuing operations of $9.4 million for the six months ended June 30, 2009.

Income (loss) from discontinued operations
Three Months: Loss from discontinued operations for the three months ended June 30, 2010 was $3.5 million compared to income from discontinued operations of $0.4 million for the three months ended June 30, 2009.
Six Months: Loss from discontinued operations for the six months ended June 30, 2010 was $3.6 million compared to a loss from discontinued operations of less than $0.1 million for the six months ended June 30, 2009.
The decrease in income (loss) from discontinued operations for the three and six months ended June 30, 2010 over the corresponding 2009 periods was primarily due to a non-cash impairment charge of $3.3 million to write down the net assets held for sale to their estimated fair values.
Noncontrolling interests
Noncontrolling interests relate to earnings of ORBCOMM Japan that are attributable to its minority shareholders.
Net loss attributable to ORBCOMM Inc.
Three Months: As a result of the items described above, the net loss attributable to our Company was $3.3 million for the three months ended June 30, 2010 compared to a net loss attributable to our Company of $0.4 million for the three months ended June 30, 2009.
Six Months: As a result of the items described above, the net loss attributable to our Company was $4.0 million for the six months ended June 30, 2010 compared to a net loss attributable to our Company of $9.5 million for the six months ended June 30, 2009.
Liquidity and Capital Resources
Overview
Our liquidity requirements arise from our working capital needs and to fund capital expenditures to support our current operations, and facilitate growth and expansion. Since our inception, we have financed our operations from sales of our common stock through public offerings and private placements of debt, convertible redeemable preferred stock, membership interests and common stock. We have incurred losses from operations since inception and through June 30, 2010 we have an accumulated deficit of $75.4 million. As of June 30, 2010, our primary source of liquidity consisted of cash, cash equivalents, restricted cash and marketable securities totaling $92.2 million, which we believe will be sufficient to provide working capital and milestone payments for our next-generation satellites for the next twelve months.
Operating activities
Cash provided by our operating activities of continuing operations for the six months ended June 30, 2010 was $1.1 million resulting from a net loss of $3.8 million, offset by non-cash items including a $3.3 million impairment charge to write down the net assets held for sale to their estimated fair values, $2.3 million for depreciation and amortization and $1.0 million for stock-based compensation. Working capital activities consisted of net uses of cash of $0.6 million for an increase in accounts receivable primarily due to the increase in revenues and $0.8 million from a decrease in accounts payable and accrued expenses primarily related to timing of payments.
Cash provided by our operating activities of continuing operations for the six months ended June 30, 2009 was $1.5 million resulting from a net loss of $9.4 million, offset by non-cash items including a $7.0 million impairment charge for one of our quick-launch satellites, $2.6 million for depreciation and amortization and $0.8 million for stock-based compensation. Working capital activities primarily consisted of a net source of cash of $0.9 million for a decrease in prepaid expenses and other assets primarily related to timing of expenses, offset by a net use of cash for an increase of $0.4 million in accounts receivable primarily related to an increase in our revenues and the timing of collections.
Cash provided by our operating activities of discontinued operations for the six months ended June 30, 2010 and June 30, 2009 was less than $0.1 million and $0.5 million, respectively.
Investing activities
Cash used in our investing activities of continuing operations for the six months ended June 30, 2010 was $50.8 million, resulting from capital expenditures of $2.7 million, purchases of marketable securities of $91.8 million and the purchase of a cost method investment of $1.4 million. These uses were offset by proceeds received from the maturities of marketable securities totaling $45.1 million.
Cash used in our investing activities of continuing operations for the six months ended June 30, 2009 was $14.1 million, resulting from capital expenditures of $0.9 million for the Coast Guard demonstration satellite and quick-launch satellites and $12.2 million for next-generation satellites and $1.0 million of improvements to our internal infrastructure and ground segment.
Cash used in our investing activities of discontinued operations for the six months ended June 30, 2010 and June 30, 2009 was nil and less than $0.1 million, respectively.

Financing activities
For the six months ended June 30, 2010 and June 30, 2009, we did not have any cash flows from financing activities of continuing operations.
Future Liquidity and Capital Resource Requirements
We expect cash flows from continuing operating activities, along with our existing cash, cash equivalents, restricted cash and marketable securities will be sufficient to provide working capital and fund capital expenditures, which primarily includes milestone payments under the procurement agreements for the next-generation satellites for the next twelve months. For the remainder of 2010, we expect to incur approximately $9.7 million of capital expenditures primarily for our next-generation satellites.
Contractual Obligations
There have been no material changes in our contractual obligations as of June 30, 2010, as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risks
There has been no material changes in our assessment of our sensitivity to market risk as of June 30, 2010, as previously disclosed in Part II, Item 7A “Quantitative and Qualitative Disclosures about Market Risks” in our Annual Report on Form 10-K for the year ended December 31, 2009.
Concentration of credit risk
The following table presents customers with revenues greater than 10% of our consolidated total revenues for the periods shown:

	Three Months ended		Six Months ended
	June 30,		June 30,
	2010	2009	2010	2009
Caterpillar Inc.	13.8%	16.7%	13.5%	16.1%
Komatsu Ltd.	15.4%	11.2%	13.7%	11.0%
AI, formerly a division of General Electric	14.6%	14.6%	14.6%	14.9%
Hitachi Construction Machinery Co., Ltd.	11.8%	—	12.8%	—

Item 4. Disclosure Controls and Procedures
Evaluation of the Company’s disclosure controls and procedures. The Company’s management evaluated, with the participation of the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2010. Based on their evaluation, the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2010.
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
Item 1A. Risk Factors
Except as discussed under “Overview” in Part 1, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” there have been no material changes in the risk factors as of June 30, 2010, as previously disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 5. Other Information —
On August 5, 2010, ORBCOMM Inc. (the “Company”), through its wholly owned subsidiary, Stellar Satellite Communications Ltd. (“Stellar”), sold substantially all of the assets of Stellar to Quake Global, Inc. (“Quake”). Following the closing of the transaction, all of the employees of Stellar were offered employment with Quake. Under the asset purchase agreement, Stellar sold to Quake all assets, properties and rights used exclusively or primarily in the business of Stellar including (1) the existing inventories of Stellar, (2) certain intellectual property including rights to the Stellar Satellite Communications name and mark, (3) all property, machinery and other equipment necessary for the operation of Stellar’s business, and (4) certain contracts. The purchase price and consideration for the transaction consists of (1) approximately $48,000 paid at closing, (2) assumed liabilities consisting generally of all product warranty obligations and all liabilities related to the acquired assets arising after the closing, plus (3) contingent consideration in the form of per-unit royalties payable when Quake sells the acquired inventory during a period of three years after closing (and payable at a reduced royalty rate for specified subscriber communicators thereafter) and per-unit royalties payable upon the sale of specified future products currently in development during a period of four years after closing. See Note 3 to the condensed consolidated financial statements for further discussion.
The Company and Quake are parties to a certain Subscriber Communicator Manufacturing Agreement dated May 11, 2007, whereby Quake has agreed to manufacture subscriber communicators for use on the Company’s communications network system.
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

ORBCOMM Inc. (Registrant)
Date: August 9, 2010	/s/ Marc J. Eisenberg
Marc J. Eisenberg,
President and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2010	/s/ Robert G. Costantini
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