Form 10-Q/A
period 2009-09-30
ORBCOMM Inc.
filed 2010-08-12
CIK 1361983

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

EXPLANATORY NOTE
ORBCOMM Inc. (the “Company”) is filing this Amendment No. 3 on Form 10-Q/A (the “Form 10-Q/A”) to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (the “Form 10-Q”), as filed with the Securities and Exchange Commission (the “SEC”) on November 11, 2009, and as amended by Amendment No. 1 on March 5, 2010 and Amendment No. 2 on July 29, 2010, in response to communications with the SEC in connection with a confidential treatment request with respect to Exhibit 10.1. Item 6 of Part II of Form 10-Q is hereby amended to include a revised redacted version of Exhibit 10.1.
The new Exhibit 10.1 is the only change being made to the Company’s Form 10-Q/A as filed on July 29, 2010. Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q/A or modify or update any related or other disclosures.

Item 6. Exhibits

PART II. OTHER INFORMATION

SIGNATURES

Exhibit Index

Exhibit 10.1
Exhibit 31.5
Exhibit 31.6

Item 6. Exhibits
PART II. OTHER INFORMATION

Exhibit
No.	Description

* †† 10.1	Falcon 1e Commercial Launch Services Agreement, dated August 28, 2009 between the Company and Space Exploration Technologies Corporation.

** 31.1	Certification of Chief Executive Officer and President required by Rule 13a-14(a).

** 31.2	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a).

** 31.3	Certification of Chief Executive Officer and President required by Rule 13a-14(a).

** 31.4	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a).

* 31.5	Certification of Chief Executive Officer and President required by Rule 13a-14(a).

* 31.6	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a).

*** 32.1	Certification of Chief Executive Officer and President required by Rule 13a-14(b) and 18 U.S.C. Section 1350.

*** 32.2	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(b) and 18 U.S.C. Section 1350.

††	Portions of this exhibit have been omitted and filed separately with the Office of the Secretary of the Securities and Exchange Commission pursuant to a confidential treatment request.

*	Filed herewith

**	Previously filed with the Quarterly Report on Form 10-Q for the quarter ended September 30, 2009

***	Previously furnished with the Quarterly Report on Form 10-Q for the quarter ended September 30, 2009

1

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORBCOMM Inc. (Registrant)
Date: August 12, 2010	/s/ Marc J. Eisenberg
Marc J. Eisenberg,
President and Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2010	/s/ Robert G. Costantini
Robert G. Costantini,
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

2

Exhibit Index

Exhibit
No.	Description

†† 10.1	Falcon 1e Commercial Launch Services Agreement, dated August 28, 2009 between the Company and Space Exploration Technologies Corporation.

31.5	Certification of Chief Executive Officer and President required by Rule 13a-14(a).

31.6	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a).

††	Portions of this exhibit have been omitted and filed separately with the Office of the Secretary of the Securities and Exchange Commission pursuant to a confidential treatment request.

3