Form 10-Q
period 2010-09-30
ORBCOMM Inc.
filed 2010-11-09
CIK 1361983

United States Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock as of November 3, 2010 is 42,616,950.

ORBCOMM Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(Unaudited)

	September 30,	December 31,
	2010	2009
ASSETS

Current assets:
Cash and cash equivalents	$29,568	$65,292
Restricted cash	1,000	1,000
Marketable securities	57,674	26,145
Accounts receivable, net of allowances for doubtful accounts of $586 and $835	4,468	3,742
Inventories	183	78
Prepaid expenses and other current assets	1,224	1,253
Current assets held for sale	—	575

Total current assets	94,117	98,085

Satellite network and other equipment, net	70,290	73,208
Intangible assets, net	1,486	2,600
Restricted cash	3,030	2,980
Other investment	2,278	—
Other assets	1,117	1,354
Long term assets held for sale	—	2,832

Total assets	$172,318	$181,059

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$2,571	$2,696
Accrued liabilities	5,201	5,889
Current portion of deferred revenue	2,493	3,849
Current liabilities related to assets held for sale	—	79

Total current liabilities	10,265	12,513
Note payable — related party	1,417	1,398
Deferred revenue, net of current portion	1,288	6,230
Other liabilities	431	—

Total liabilities	13,401	20,141

Commitments and contingencies

Equity:
ORBCOMM Inc. stockholders’ equity
Common stock, par value $0.001; 250,000,000 shares authorized; 42,616,950 and 42,455,531 shares issued and outstanding	43	42
Additional paid-in capital	232,167	230,512
Accumulated other comprehensive income	408	76
Accumulated deficit	(76,055)	(71,415)

Total ORBCOMM Inc. stockholders’ equity	156,563	159,215
Noncontrolling interests in ORBCOMM Japan	2,354	1,703

Total equity	158,917	160,918

Total liabilities and equity	$172,318	$181,059

See notes to condensed consolidated financial statements.

ORBCOMM Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenues:
Service revenues	$12,975	$6,939	$27,134	$20,281
Product sales	937	92	2,032	247

Total revenues	13,912	7,031	29,166	20,528

Costs and expenses (1):
Costs of services	3,081	10,796	9,277	17,309
Costs of product sales	601	42	1,273	138
Selling, general and administrative	3,986	3,609	12,168	12,810
Product development	163	191	486	532
Impairment charge-satellite network	6,509	21,859	6,509	28,904
Insurance recovery-satellite network	—	(28,904)	—	(28,904)

Total costs and expenses	14,340	7,593	29,713	30,789

Loss from operations	(428)	(562)	(547)	(10,261)

Other income (expense):
Interest income	68	7	160	71
Other income (expense)	105	(115)	24	224
Interest expense	(48)	(48)	(144)	(144)

Total other income (expense)	125	(156)	40	151

Loss from continuing operations	(303)	(718)	(507)	(10,110)

Loss from discontinued operations	(113)	(489)	(3,683)	(529)

Net loss	(416)	(1,207)	(4,190)	(10,639)

Less: Net income attributable to the noncontrolling interests	193	30	450	95

Net loss attributable to ORBCOMM Inc.	$(609)	$(1,237)	$(4,640)	$(10,734)

Net loss attributable to ORBCOMM Inc.:
Loss from continuing operations	$(496)	$(748)	$(957)	$(10,205)
Loss from discontinued operations	(113)	(489)	(3,683)	(529)

Net loss attributable to ORBCOMM Inc.	$(609)	$(1,237)	$(4,640)	$(10,734)

Per share information-basic and diluted:
Loss from continuing operations	$(0.01)	$(0.02)	$(0.02)	$(0.24)
Loss from discontinued operations	(0.00)	(0.01)	(0.09)	(0.01)

Net loss attributable to ORBCOMM Inc.	$(0.01)	$(0.03)	$(0.11)	$(0.25)

Weighted average common shares outstanding:
Basic and diluted	42,604	42,442	42,575	42,386

(1) Stock-based compensation included in costs and expenses:
Costs of services	$40	$14	$83	$48
Selling, general and administrative	561	336	1,534	1,093
Product development	5	—	13	8

	$606	$350	$1,630	$1,149

See notes to condensed consolidated financial statements.

ORBCOMM Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine months ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(4,190)	$(10,639)
Adjustments to reconcile net loss to net cash provided by operating activities:
Change in allowance for doubtful accounts	(249)	380
Depreciation and amortization	3,232	11,463
Accretion on note payable — related party	98	98
Stock-based compensation	1,630	1,149
Foreign exchange losses (gains)	7	(223)
Amortization of premium on marketable securites	759	—
Dividend received in common stock for other investment	(28)	—
Gain on settlement of vendor liabilities	(220)	—
Impairment charge and loss on sale of Stellar	3,306	—
Impairment charge-satellite network	6,509	28,904
Insurance recovery charge-satellite network	—	(28,904)
Changes in operating assets and liabilities:
Accounts receivable	(1,091)	(64)
Inventories	(91)	66
Prepaid expenses and other assets	161	836
Accounts payable and accrued liabilities	(1,025)	319
Deferred revenue	(6,564)	(707)
Other liabilities	347	—

Net cash provided by operating activities of continuing operations	2,591	2,678
Net cash provided by (used in) operating activities of discontinued operations	(26)	633

Net cash provided by operating activities	2,565	3,311

Cash flows from investing activities:
Capital expenditures	(5,056)	(25,825)
Purchases of marketable securities	(114,301)	—
Proceeds from maturities of marketable securities	82,013	—
Purchase of other investment	(1,356)	—
Increase in restricted cash	(50)	(300)

Net cash used in investing activities of continuing operations	(38,750)	(26,125)
Net cash provided by (used in) investing activities of discontinued operations	48	(208)

Net cash used in investing activities	(38,702)	(26,333)

Cash flows from financing activities	—	—

Effect of exchange rate changes on cash and cash equivalents	413	(132)

Net decrease in cash and cash equivalents	(35,724)	(23,154)

Cash and cash equivalents:
Beginning of period	65,292	75,370

End of period	$29,568	$52,216

Supplemental cash flow disclosures:
Noncash investing activities:
Capital expenditures incurred not yet paid	$1,545	$1,138

Stock-based compensation included in capital expenditures	$25	$—

Accounts receivable exchanged and deferred credit issued as part of consideration for other investment	$894	$—

Gateway and components recorded in inventory in prior years which were used for construction under satellite network and other equipment in 2010	$129	$—

See notes to condensed consolidated financial statements.

ORBCOMM Inc.
Condensed Consolidated Statements of Equity
Nine months ended September 30, 2010 and 2009
(in thousands, except share data)
(Unaudited)

				Accumulated		Noncontrolling
			Additional	other		interests
	Common stock		paid-in	comprehensive	Accumulated	in ORBCOMM	Total
	Shares	Amount	capital	income	deficit	Japan	equity

Balances, January 1, 2010	42,455,531	$42	$230,512	$76	$(71,415)	$1,703	$160,918
Vesting of restricted stock units	161,419	1	—	—	—	—	1
Stock-based compensation	—	—	1,655	—	—	—	1,655
Net income (loss)	—	—	—	—	(4,640)	450	(4,190)
Cumulative translation adjustment	—	—	—	332		201	533

Balances, September 30, 2010	42,616,950	$43	$232,167	$408	$(76,055)	$2,354	$158,917

Balances, January 1, 2009	42,101,834	$42	$229,001	$381	$(67,976)	$1,603	$163,051
Vesting of restricted stock units	353,697	—	—	—	—	—	—
Stock-based compensation	—	—	1,149	—	—	—	1,149
Net income (loss)	—	—	—	—	(10,734)	95	(10,639)
Cumulative translation adjustment	—	—	—	(364)	—	84	(280)

Balances, September 30, 2009	42,455,531	$42	$230,150	$17	$(78,710)	$1,782	$153,281

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
In the opinion of management, the financial statements as of September 30, 2010 and for the three and nine-month periods ended September 30, 2010 and 2009 include all adjustments (including normal recurring accruals) necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.
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
Although the Company owns interests in companies that it accounts for pursuant to the equity method, the investments in those entities had no carrying value as of September 30, 2010 and December 31, 2009. The Company has no guarantees or other funding obligations to those entities. The Company had no equity or losses of those investees for the three and nine months ended September 30, 2010 and September 30, 2009.
Noncontrolling interests in companies are accounted for by the cost method where the Company does not exercise significant influence over the investee. The Company’s cost basis investment is carried at cost (See Note 7).
Certain prior year amounts have been reclassified to conform to the current period presentation.

The Company has incurred losses from inception and through September 30, 2010, the Company has an accumulated deficit of $76,055. As of September 30, 2010, the Company’s primary source of liquidity consisted of cash, cash equivalents, restricted cash and marketable securities totaling $91,272 which the Company believes will be sufficient to provide working capital and milestone payments for its next-generation satellites for the next twelve months.
Fair Value of Financial instruments
The Company has no financial assets or liabilities that are measured at fair value on a recurring basis. However, if certain triggering events occur the Company is required to evaluate the non-financial assets for impairment, a resulting asset impairment would require that a non-financial asset be recorded at the fair value. FASB Topic ASC 820 “Fair Value Measurement Disclosures”, prioritizes inputs used in measuring fair value into a hierarchy of three levels: Level 1- unadjusted quoted prices for identical assets or liabilities traded in active markets, Level 2- inputs other than quoted prices included within Level 1 that are either directly or indirectly observable; and Level 3- unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions that market participants would use in pricing.
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

The following table presents customers with revenues greater than 10% of the Company’s consolidated total revenues for the periods shown:

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2010	2009	2010	2009
Caterpillar Inc.	8.9%	17.0%	11.3%	16.4%
Komatsu Ltd.	9.9%	11.1%	11.9%	11.0%
AI, formerly a division of General Electric	6.1%	15.8%	10.6%	15.2%
Hitachi Construction Machinery Co., Ltd.	9.5%	—	11.2%	—
The following table presents customers with accounts receivable greater than 10% of the Company’s consolidated accounts receivable for the periods shown:

	September 30,	December 31,
	2010	2009
Caterpillar Inc.	10.6%	13.9%
AI, formerly a division of General Electric	15.7%	10.9%
Komatsu Ltd.	11.6%	—
Income taxes
As of September 30, 2010, the Company had unrecognized tax benefits of $775. There were no changes to the Company’s unrecognized tax benefits during the three and nine months ended September 30, 2010. The Company is subject to U.S. federal and state examinations by tax authorities from 2007. The Company does not expect any significant changes to its unrecognized tax positions during the next twelve months.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were recognized during the three and nine months ended September 30, 2010.
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
During the three months ended June 30, 2010, the Company wrote down the net assets held for sale by $3,261 to the estimated selling price in anticipation of selling Stellar. On August 5, 2010, Stellar entered into an Asset Purchase Agreement with Quake Global, Inc. (“Quake”), a manufacturer of satellite communicators. Under the terms of the Asset Purchase Agreement, Quake purchased inventory, equipment, intellectual property and assumed certain liabilities. The Company received a cash payment of $48 at closing. Other than disposal costs of $45 there were no significant adjustments to the net assets or to the estimated selling price.
In addition, the Company will receive royalty payments contingent on future product sales of inventory as defined in the Asset Purchase Agreement. The Company will recognize the future royalty payments when they are received and the contingency is resolved in accordance with FASB Topic ASC 450 “Contingencies”. During the three months ended September 30, 2010, the Company did not recognize any royalty payments in its condensed consolidated statements of operations.
A summary of discontinued operations for the three and nine months ended September 30, 2010 and 2009 is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues- Product sales	$119	$346	$548	$1,355

Loss from discontinued operations	$(113)	$(489)	$(3,683)	$(529)

As of December 31, 2009, the major classes of assets and liabilities of Stellar held for sale were as follows:

December 31,
2009

Inventories, current	$575

Current assets	575

Other equipment, net	707

Inventories, long term	2,125

Current liabilities	79

4. Comprehensive Loss
The components of comprehensive loss are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Net loss	$(416)	$(1,207)	$(4,190)	$(10,639)
Foreign currency translation adjustment	86	269	533	(280)

Comprehensive loss	(330)	(938)	(3,657)	(10,919)
Comprehensive income attributable to noncontrolling interests	319	199	651	179

Comprehensive loss attributable to ORBCOMM Inc.	$(649)	$(1,137)	$(4,308)	$(11,098)

5. Stock-based Compensation
The Company’s share-based compensation plans consist of its 2006 Long-Term Incentives Plan (the “2006 LTIP”) and its 2004 Stock Option Plan. As of September 30, 2010, there were 840,721 shares available for grant under the 2006 LTIP and no shares available for grant under the 2004 Stock Option Plan.
For the three months ended September 30, 2010 and 2009, the Company recorded stock-based compensation expense in continuing operations of $606 and $350 respectively. For the nine months ended September 30, 2010 and 2009, the Company recorded stock-based compensation expense in continuing operations of $1,630 and $1,149, respectively. The Company’s stock-based compensation expense in discontinued operations for the three and nine months ended September 30, 2010 and 2009 was nil. For the three months ended September 30, 2010 and 2009, the Company capitalized stock-based compensation of $11 and nil, respectively. For the nine months ended September 30, 2010 and 2009, the Company capitalized stock-based compensation of $25 and nil, respectively. The components of the Company’s stock-based compensation expense are presented below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009

Stock appreciation rights	$466	$228	$1,232	$704
Restricted stock units	140	122	398	421
Stock options	—	—	—	24

Total	$606	$350	$1,630	$1,149

As of September 30, 2010, the Company had an aggregate of $1,817 of unrecognized compensation costs for all share-based payment arrangements.
Time-Based Stock Appreciation Rights
During the nine months ended September 30, 2010, the Company granted 828,000 time-based SARs. These SARs vest in three equal installments on December 31, 2010, 2011 and 2012. The weighted-average grant date fair value of these SARs was $1.77 per share.

A summary of the Company’s time-based SARs for the nine months ended September 30, 2010 is as follows:

			Weighted-Average
			Remaining	Aggregate
	Number of	Weighted-Average	Contractual	Intrinsic Value
	Shares	Exercise Price	Term (years)	(In thousands)
Outstanding at January 1, 2010	1,166,667	$5.23
Granted	828,000	2.46
Forfeited or expired	(12,000)	2.46

Outstanding at September 30, 2010	1,982,667	$4.09	8.25	$14

Exercisable at September 30, 2010	755,000	$5.46	7.38	$5

Vested and expected to vest at September 30, 2010	1,982,667	$4.09	8.25	$14

For the three months ended September 30, 2010 and 2009, the Company recorded stock-based compensation expense in continuing operations of $359 and $228 relating to the time-based SARs, respectively. For the nine months ended September 30, 2010 and 2009, the Company recorded stock-based compensation expense in continuing operations of $986 and $675 relating to the time-based SARs, respectively. As of September 30, 2010, $1,345 of total unrecognized compensation cost related to the time-based SARs is expected to be recognized through December 2012.
Performance-Based Stock Appreciation Rights
During the nine months ended September 30, 2010, 306,000 performance-based SARs were granted when the Compensation Committee established financial and operational performance targets for fiscal 2010. These SARs are expected to vest in the first quarter of 2011. The weighted-average grant date fair value of these SARs was $1.72 per share. As of September 30, 2010, the Company estimates that 81% of the performance targets will be achieved.
A summary of the Company’s performance-based SARs for the nine months ended September 30, 2010 is as follows:

			Weighted-Average
			Remaining	Aggregate
	Number of	Weighted-Average	Contractual	Intrinsic Value
	Shares	Exercise Price	Term (years)	(In thousands)
Outstanding at January 1, 2010	280,146	$9.59
Granted	306,000	2.46
Forfeited or expired	(25,000)	1.96

Outstanding at September 30, 2010	561,146	$6.04	8.19	$4

Exercisable at September 30, 2010	259,146	$10.22	6.76	$4

Vested and expected to vest at September 30, 2010	508,383	$6.42	8.06	$4

For the three months ended September 30, 2010 and 2009, the Company recorded stock-based compensation expense in continuing operations of $107 and nil relating to the performance-based SARs, respectively. For the nine months ended September 30, 2010 and 2009, the Company recorded stock-based compensation expense in continuing operations of $246 and $29 relating to the performance-based SARs, respectively. As of September 30, 2010, $185 of total unrecognized compensation cost related to the performance-based SARs is expected to be recognized through the first quarter of 2011.

The fair value of each time and performance-based SAR award is estimated on the date of grant using the Black-Scholes option pricing model with the assumptions described below for the periods indicated. For the nine months ended September 30, 2010, the expected volatility was based on an average of the Company’s historical volatility over the expected terms of the SAR awards and the comparable publicly traded companies historical volatility. For the nine months ended September 30, 2009, the expected volatility was based on the historical volatility for comparable publicly traded companies, due to the Company’s own insufficient trading history. The Company uses the “simplified” method to determine the expected terms of SARs due to insufficient history of exercises. Estimated forfeitures were based on voluntary and involuntary termination behavior as well as analysis of actual forfeitures. The risk-free interest rate was based on the U.S. Treasury yield curve at the time of the grant over the expected term of the SAR grants.

	Nine months ended
	September 30,
	2010	2009
Risk-free interest rate	2.27% and 2.65%	2.34%
Expected life (years)	5.5 and 6.0	6.0
Estimated volatility	85.95% and 83.67%	55.03%
Expected dividends	None	None
Time-Based Restricted Stock Units
During the nine months ended September 30, 2010, the Company granted 79,290 time-based RSUs. These RSUs vest in January 2011.
A summary of the Company’s time-based RSUs for the nine months ended September 30, 2010 is as follows:

		Weighted-Average
	Shares	Grant Date Fair Value
Balance at January 1, 2010	238,753	$3.18
Granted	79,290	2.27
Vested	(131,419)	2.39
Forfeited or expired	—	—

Balance at September 30, 2010	186,624	$3.35

For the three months ended September 30, 2010 and 2009, the Company recorded stock-based compensation expense in continuing operations of $140 and $122 related to the time-based RSUs, respectively. For the nine months ended September 30, 2010 and 2009, the Company recorded stock-based compensation expense in continuing operations of $398 and $336 related to the time-based RSUs, respectively. As of September 30, 2010, $287 of total unrecognized compensation cost related to the time-based RSUs is expected to be recognized through September 2011.
The fair value of the time-based RSU awards is based upon the closing stock price of the Company’s common stock on the date of grant.

Performance-Based Restricted Stock Units
As of September 30, 2010, the Company has no outstanding performance-based RSUs.
For the three months ended September 30, 2010 and 2009, the Company recorded stock-based compensation expense in continuing operations of nil related to the performance-based RSUs, respectively. For the nine months ended September 30, 2010 and 2009, the Company recorded stock-based compensation expense in continuing operations of nil and $85 related to the performance-based RSUs, respectively.
2004 Stock Option Plan
A summary of the status of the Company’s stock options as of September 30, 2010 is as follows:

			Weighted-Average
			Remaining	Aggregate
	Number of	Weighted-Average	Contractual	Intrinsic Value
	Shares	Exercise Price	Term (years)	(In thousands)
Outstanding at January 1, 2010	782,079	$2.98
Granted	—	—
Exercised	—	—
Forfeited or expired	(1,250)	4.26

Outstanding at September 30, 2010	780,829	$2.98	3.44	$—

Exercisable at September 30, 2010	780,829	$2.98	3.44	$—

Vested and expected to vest at September 30, 2010	780,829	$2.98	3.44	$—

6. Net Loss per Common Share
Basic net loss per common share is calculated by dividing net loss attributable to ORBCOMM Inc. by the weighted-average number of common shares outstanding for the period. Diluted net loss per common share is the same as basic net loss per common share, because potentially dilutive securities such as RSUs, SARs and stock options would have an antidilutive effect as the Company incurred a net loss for the three and nine months ended September 30, 2010 and 2009. The potentially dilutive securities excluded from the determination of diluted loss per share, as their effect is antidilutive, are as follows:

	Nine Months ended
	September 30,
	2010	2009

SARs	2,543,813	1,416,813
RSUs	186,624	268,753
Stock options	780,829	782,079

	3,511,266	2,467,645

7. Investments
The Company’ investments consist of marketable securities and a cost method investment.
Marketable securities
As of September 30, 2010 and December 31, 2009, the marketable securities are recorded at amortized cost which approximates fair value. As of September 30, 2010 all marketable securities mature in one year or less.

	September 30, 2010			December 31, 2009
		Gross	Gross		Gross	Gross
	Fair	Unrealized	Unrealized	Fair	Unrealized	Unrealized
	Value	Losses	Gains	Value	Losses	Gains

U.S. government and agency obligations	$25,319	$1	$7	$13,009	$—	$1
Corporate obligations	28,025	18	2	11,211	7	—
FDIC-insured certificates of deposit	4,319	1	—	1,919	—	—

	$57,663	$20	$9	$26,139	$7	$1

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
At September 30, 2010, the gross unrealized losses of $20 were primarily due to changes in interest rates and not credit quality of the issuer. Accordingly, the Company has determined that the gross unrealized losses are not other-than-temporary at September 30, 2010 and there has been no recognition of impairment losses in its condensed consolidated statements of operations for the three and nine months ended September 30, 2010.
Cost method investment
On April 5, 2010, the Company entered into a stock purchase agreement with Alanco Technologies, Inc., (“Alanco”), the parent company of a terrestrial VAR, StarTrak Systems, LLC (“StarTrak”). Under the terms of the stock purchase agreement, the Company purchased 500,000 shares of Series E Convertible Preferred Stock (“Series E preferred stock”) from Alanco for consideration totaling $2,250. The consideration consisted of: (1) $1,356 cash payment, (2) exchange of outstanding accounts receivable balance of $644 in lieu of receiving payment from StarTrak and (3) a $250 credit against future accounts receivable for satellite usage fees.
Each share of the Series E preferred stock is entitled to an annual dividend of 5% per annum, payable quarterly, when declared by Alanco’s board of directors in cash or stock. The Series E preferred stock is an equity security that does not have a readily determinable fair value. The Company periodically assesses whether the investment is other-than-temporary impaired. If the Company determines that an other-than temporary impairment has occurred, the Company will write down the investment to its fair value. The fair value of a cost method investment is not evaluated if there are no identified events or changes in circumstances that may have a significant adverse effect on the investment’s fair value.
In July 2010, Alanco’s board of directors declared a quarterly dividend and the Company received 15,060 shares of Alanco’s common stock valued at $28. The Company increased its cost method investment by $28 and recorded dividend income for the same amount in other income in its condensed consolidated statements of operations for the three and nine months ended September 30, 2010.
As of September 30, 2010, the carrying amount of the Company’s cost method investment was $2,278.

8. Satellite Network and Other Equipment
Satellite network and other equipment consisted of the following:

	Useful life	September 30,	December 31,
	(years)	2010	2009
Land		$381	$381
Satellite network	1-10	30,784	27,814
Capitalized software	3-5	1,369	1,318
Computer hardware	5	1,242	1,144
Other	5-7	1,272	1,105
Assets under construction		62,365	66,450

		97,413	98,212
Less: accumulated depreciation and amortization		(27,123)	(25,004)

		$70,290	$73,208

During the nine months ended September 30, 2010 and 2009, the Company capitalized costs attributable to the design and development of internal-use software in the amount of $160 and $146, respectively. Depreciation and amortization expense for the three months ended September 30, 2010 and 2009 was $560 and $8,511, respectively. This includes amortization of internal-use software of $83 and $96 for the three months ended September 30, 2010 and 2009, respectively. Depreciation and amortization expense for the nine months ended September 30, 2010 and 2009 was $2,118 and $10,349, respectively. This includes amortization of internal-use software of $265 and $241 for the nine months ended September 30, 2010 and 2009, respectively.
Assets under construction primarily consist of milestone payments pursuant to procurement agreements which includes, the design, development, launch and other direct costs relating to the construction of the next-generation satellites (See Note 16) and upgrades to its infrastructure and ground segment.
In September 2010, the Company recorded a non-cash impairment charge of $6,500 to write-off quick-launch satellite #6 after entering into a settlement agreement with OHB in connection with two contracts to build and deploy satellites that were launched in June 2008, along with signing the new AIS Satellite Deployment and License Agreement, discussed in Note 16. The two agreements covered by the settlement were the ORBCOMM Concept Demonstration Satellite Bus, Integration Test and launch services procurement agreement with respect to the Coast Guard demonstration satellite and the procurement agreement with respect to quick-launch satellites #1 through 6. Quick-launch satellite #6, which was not launched in June 2008 as part of the earlier agreement, was expected to be retained for future deployment after completion to address the anomalies exhibited by the earlier satellites. The decision to write-off quick-launch satellite #6 instead of completing it was based on the Company’s determination that completion of the construction and launch of this satellite would not be cost effective.
On June 22, 2010, one of the two remaining quick-launch satellites experienced a power system anomaly which resulted in loss of contact with the satellite by the Company’s ground control systems. This satellite was fully depreciated as of December 31, 2009 and its loss had no effect on the results of operations during the three and nine months ended September 30, 2010. This satellite was covered as a part of the Company’s insurance settlement received in December 2009 as it was considered a constructive total loss under the Company’s insurance policy. The remaining quick-launch satellite is currently providing worldwide AIS and no ORBCOMM messaging services.
9. Restricted Cash
Restricted cash consists of the remaining cash collateral of $3,000 for a performance bond required by the FCC in connection with the Company obtaining expanded FCC authorization to construct, launch and operate an additional 24 next-generation satellites. Under the terms of the performance bond, the cash collateral will be reduced in increments of $1,000 upon completion of specified milestones. The Company certified completion of a third milestone. The FCC has not yet issued a ruling on the certification of the third milestone. The Company has classified $1,000 of restricted cash for the third milestone as a current asset at September 30, 2010 and December 31, 2009.

Restricted cash also includes $680 deposited into an escrow account under the terms of a procurement agreement for the quick-launch satellites.
Restricted cash also includes $350 placed into certificates of deposit to collateralize a letter of credit with a cellular wireless provider to secure terrestrial communications services and to secure a credit card facility. The interest income earned on the restricted cash balances is unrestricted and included in interest income in the condensed consolidated statements of operations.
10. Intangible Assets
The Company’s intangible assets consisted of the following:

		September 30, 2010			December 31, 2009
	Useful life		Accumulated			Accumulated
	(years)	Cost	amortization	Net	Cost	amortization	Net
Acquired licenses	6	$8,115	$(6,629)	$1,486	$8,115	$(5,515)	$2,600

Amortization expense was $371 for the three months ended September 30, 2010 and 2009 and was $1,114 for the nine months ended September 30, 2010 and 2009.
Estimated amortization expense for intangible assets subsequent to September 30, 2010 is as follows:

Years ending December 31,
Remainder of 2010	$372
2011	1,114

$1,486

11. Accrued Liabilities
The Company’s accrued liabilities consisted of the following:

	September 30,	December 31,
	2010	2009
Accrued compensation and benefits	$1,655	$1,812
Accrued interest	842	797
Deferred rent payable	100	919
Other accrued expenses	2,604	2,361

	$5,201	$5,889

12. Deferred Revenues
Deferred revenues consisted of the following:

	September 30,	December 31,
	2010	2009
Service activation fees	$2,386	$2,563
Manufacturing license fees	33	44
Prepaid services	1,362	1,035
Professional services	—	$6,437

	3,781	10,079
Less current portion	(2,493)	(3,849)

Long-term portion	$1,288	$6,230

At December 31, 2009, deferred professional services revenue represent amounts related to the USCG Concept Validation Project. The amount primarily represents one deliverable under the agreement to design, develop, launch and operate a single satellite equipped with the capability to receive, process and forward AIS data (“CDS satellite”) to demonstrate that low earth orbit satellites are able to receive and process AIS signals. The payment for the deliverable was being recognized over the expected life of the customer relationship period in which the U.S. Coast Guard was expected to benefit as the Company believed that the relationship period would be longer than the contractual period. On August 5, 2010, the Company’s agreement with the U.S. Coast Guard was completed. The Company terminated AIS data transmission and maintenance services to the U.S. Coast Guard the following day and the U.S. Coast Guard is no longer benefiting from this payment. As a result of the expiration of the agreement, the Company determined that the relationship with the USCG for purposes of the agreement ended and the remaining unamortized AIS deferred professional services revenues that were prepaid are recognized in service revenues for the three and nine months ended September 30, 2010.
13. Note Payable
In connection with the acquisition of a majority interest in Satcom in 2005, the Company recorded an indebtedness to OHB Technology A.G. (formerly known as OHB Teledata A.G.), a stockholder of the Company. At September 30, 2010, the principal balance of the note payable was €1,138 ($1,548) and it had a carrying value of $1,417. At December 31, 2009, the principal balance of the note payable was €1,138 ($1,628) and it had a carrying value of $1,398. The carrying value was based on the note’s estimated fair value at the time of acquisition. The difference between the carrying value and principal balance is being amortized to interest expense over the estimated life of the note of six years. Interest expense related to the note for the three and nine months ended September 30, 2010 and 2009 was $32 and $98, respectively. This note does not bear interest and has no fixed repayment term. Repayment will be made from the distribution profits (as defined in the note agreement) of ORBCOMM Europe LLC. The note has been classified as long-term and the Company does not expect any repayments to be required prior to September 30, 2011.
14. Stockholders’ Equity
As of September 30, 2010, the Company has reserved 4,351,987 shares of common stock for future issuances related to employee stock compensation plans.
15. Geographic Information
The Company operates in one reportable segment, satellite data communications. Other than satellites in orbit, long-lived assets outside of the United States are not significant. The following table summarizes revenues on a percentage basis by geographic regions, based on the country in which the customer is located.

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
United States	85%	88%	82%	87%
Japan	12%	9%	14%	10%
Other	3%	3%	4%	3%

	100%	100%	100%	100%

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
The agreement also requires SNC to complete the pre-ship review of the Initial Satellites (i) no later than 24 months after the execution of the agreement for the first shipset of six satellites, (ii) no later than 31 months after the execution of the agreement for the second shipset of six satellites and (iii) no later than 36 months after the execution of the agreement for the third shipset of six satellites. SNC has not completed the pre-ship review of the first shipset of the Initial Satellites within the required 24 month period. The Company and SNC are in discussions regarding the impact of such delay, but do not expect an impact on the SpaceX Launch Services schedule as described below. Payments under the agreement will begin upon the execution of the agreement and will extend into the second quarter of 2012, subject to SNC’s successful completion of each payment milestone. As of September 30, 2010, the Company has made milestone payments of $42,120 under the agreement. The Company anticipates making payments under the agreement of $9,690 during the remainder of 2010. Under the agreement, SNC has agreed to provide the Company with an optional secured credit facility for up to $20,000 commencing 24 months after the execution of the agreement and maturing 44 months after the effective date. If the Company elects to establish and use the credit facility it and SNC will enter into a formal credit facility on terms established in the agreement.
On August 31, 2010, the Company entered into two additional task order agreements with SNC in connection with the procurement agreement discussed above. Under the terms of the launch vehicle changes task order agreement, SNC will perform the activities to launch eighteen of the Company’s next-generation satellites on a SpaceX Falcon 1E or Falcon 9 launch vehicle. The total price for the launch activities is cost reimbursable up to $4,110 that is cancelable by the Company, less a credit of $1,528. Any unused credit can be applied to other activities under the agreement with SNC. Under the terms of the engineering change requests and enhancements task order agreement, SNC will design and make changes to each of the next-generation satellites in order to accommodate an additional payload-to-bus interface. The total price for the engineering changes requests is cost reimbursable up to $317. Both task order agreements are payable monthly as the services are performed, provided that with respect to the launch vehicle changes task order agreement, the credit in the amount of $1,528 will first be deducted against amounts accrued thereunder until the entire balance is expended.
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

The Company anticipates that the Launch Services will be performed between the second quarter of 2011 and first quarter of 2014, subject to certain rights of the Company and SpaceX to reschedule any of the particular Launch Services as needed. The Agreement also provides the Company the option to procure, prior to each Launch Service, reflight launch services whereby in the event the applicable Launch Service results in a failure due to the SpaceX launch vehicle, SpaceX will provide comparable reflight launch services at no additional cost to the Company beyond the initial option price for such reflight launch services.
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
As of September 30, 2010, the Company has made milestone payments of $10,080 under the Agreement.
AIS Satellite Deployment and License Agreement
On September 28, 2010, the Company OHB entered into an AIS Satellite Deployment and License Agreement (the “AIS Satellite Agreement”) pursuant to which OHB, through its affiliate Luxspace Sarl (“LXS”), will (1) design, construct, launch and in-orbit test two AIS microsatellites and (2) design and construct the required ground support equipment. Under the AIS Satellite Agreement, the Company will receive exclusive licenses for all data (with certain exceptions as defined in the AIS Satellite Agreement) collected or transmitted by the two AIS microsatellites (including all AIS data) during the term of the AIS Satellite Agreement and nonexclusive licenses for all AIS data collected or transmitted by another microsatellite expected to be launched by LXS.
The AIS Satellite Agreement provides for milestone payments totaling $2,000 (inclusive of in-orbit testing) subject to certain adjustments. Payments under the AIS Satellite Agreement began upon the execution of the agreement and successful completion of each milestone through to the launch of the two AIS microsatellites scheduled for May 2011 and June 2011. In addition, to the extent that both AIS microsatellites are successfully operating after launch, the Company will pay OHB lease payments of up to $546, subject to certain adjustments, over thirty-six months. At the Company’s option after thirty-six months it can continue the exclusive licenses for the data with a continuing payment of up to $6 per month. In addition, OHB will also be entitled to credits of up to $500 to be used solely for the microsatellites AIS data license fees payable to the Company under a separate AIS data resale agreement.

Airtime credits
In 2001, in connection with the organization of ORBCOMM Europe LLC and the reorganization of the ORBCOMM business in Europe, the Company agreed to grant certain country representatives in Europe approximately $3,736 in airtime credits. The Company has not recorded the airtime credits as a liability for the following reasons: (i) the Company has no obligation to pay the unused airtime credits if they are not utilized; and (ii) the airtime credits are earned by the country representatives only when the Company generates revenue from the country representatives. The airtime credits have no expiration date. Accordingly, the Company is recording airtime credits as services are rendered and these airtime credits are recorded net of revenues from the country representatives. For the three months ended September 30, 2010 and 2009, airtime credits used totaled approximately $9 and $14, respectively. For the nine months ended September 30, 2010 and 2009, airtime credits used totaled approximately $32 and $63, respectively. As of September 30, 2010 and December 31, 2009, unused credits granted by the Company were approximately $2,199 and $2,231, respectively.
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
Our products and services enable our customers and end-users to enhance productivity, reduce costs and improve security through a variety of commercial, government, and emerging homeland security applications. We enable our customers and end-users to achieve these benefits using a single global satellite technology standard for machine-to-machine and telematic, or M2M, data communications. Our customers have made significant investments in developing ORBCOMM-based applications. Examples of assets that are connected through our M2M data communications system include trucks, trailers, railcars, containers, heavy equipment, fluid tanks, utility meters, pipeline monitoring equipment, marine vessels, and oil wells. Our customers include original equipment manufacturers, or OEMs, such as Caterpillar Inc., (“Caterpillar”), Doosan Infracore America, Hitachi Construction Machinery Co., Ltd., (“Hitachi”), Hyundai Heavy Industries, Komatsu Ltd., (“Komatsu”), The Manitowoc Company and Volvo Construction Equipment, IVARs, such as AI, VARs, such as XATA Corporation and American Innovations, Ltd., and U.S. government agencies.
We offer AIS data to the U.S. government, and to other government agencies and commercial customers. Further, we are working with system integrators and maritime information service providers for value-added service and to facilitate the sales and distribution of our AIS data. We entered into an AIS data license distribution agreement for commercial purposes with Lloyd’s Register-Fairplay Ltd (“Lloyd’s”). As a result, Lloyd’s has entered into agreements with several government agencies and corporate customers. We will continue to work with additional candidates to address the various market sectors for AIS data. We are pursuing new AIS agreements with other agencies within the U.S. government. We believe we are the only commercially available satellite-based AIS data provider with capability beyond terrestrial-based systems into the open seas.

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
Global economic conditions, including a global economic recession, along with unprecedented credit and capital constraints in the capital markets have created a challenging economic environment leading to a lack of customer confidence. Our worldwide operations and performance depend significantly on global economic conditions and their impact on our customers’ decisions to purchase our services and products. Economic conditions in many parts of the world remain weak or may even deteriorate further in the foreseeable future. The worldwide economic turmoil may have a material adverse effect on our operations and financial results, and we may be unable to predict the scope and magnitude of its effects on our business. VARs and end users in any of our target markets, including in commercial transportation and heavy equipment, have and may experience unexpected fluctuations in demand for their products, as our end users alter purchasing activities in response to this economic volatility. Our customers may change or scale back product development efforts, the roll-out of service applications, product purchases or other sales activities that affect purchases of our products and services, and this could adversely affect the amount and timing of revenue for the long-term future, leaving us with limited visibility in the revenue we can anticipate in any given period. These economic conditions also affect our third party manufacturers, and if they are unable to obtain the necessary capital to operate their business, this may also impact their ability to provide the subscriber communicators that our end-users need, or may adversely affect their ability to provide timely services or to make timely deliveries of products or services to our end-users. It is currently unclear as to what overall effect these economic conditions and uncertainties will have on our existing customers and core markets, and future business with existing and new customers in our current and future markets.
In September 2010, we recorded a non-cash impairment charge of $6.5 million to write-off quick-launch satellite #6 after entering into a settlement agreement with OHB in connection with two contracts to build and deploy satellites that were launched in June 2008, along with signing the new AIS Satellite Deployment and License Agreement. The two agreements covered by the settlement were the ORBCOMM Concept Demonstration Satellite Bus, Integration Test and launch services procurement agreement with respect to the Coast Guard demonstration satellite and the procurement agreement with respect to quick-launch satellites #1 through 6. Quick-launch satellite #6, which was not launched in June 2008 as part of the earlier agreement, was expected to be retained for future deployment after completion to address the anomalies exhibited by the earlier satellites. The decision to write-off quick-launch satellite #6 instead of completing it was based on our determination that completion of the construction and launch of this satellite would not be cost effective.
On June 22, 2010, one of the two remaining quick-launch satellites experienced a power system anomaly which resulted in loss of contact with the satellite by our ground control systems. This satellite was fully depreciated as of December 31, 2009 and its loss had no effect on our results of operations during the three and nine months ended September 30, 2010. This satellite was covered as a part of our insurance settlement received in December 2009 as it was considered a constructive total loss under our insurance policy. The remaining quick-launch satellite is currently providing worldwide AIS and no ORBCOMM messaging services.
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
During the three months ended June 30, 2010, we wrote down the net assets held for sale by $3.3 million to the estimated selling price in anticipation of selling Stellar. On August 5, 2010, Stellar entered into an Asset Purchase Agreement with Quake Global, Inc. (“Quake”), a manufacturer of satellite communicators. Under the terms of the Asset Purchase Agreement, Quake purchased inventory, equipment, intellectual property and assumed certain liabilities. Other than disposal costs of less than $0.1 million there were no significant adjustments to the net assets or to the estimated selling price. See Note 3 to the condensed consolidated financial statements for further discussion.
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
The following table (in thousands) reconciles our net loss to EBITDA for the periods shown:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net loss	$(609)	$(1,237)	$(4,640)	$(10,734)
Interest income	(68)	(7)	(160)	(71)
Interest expense	48	48	144	144
Depreciation and amortization	931	8,884	3,232	11,482

EBITDA	$302	$7,688	$(1,424)	$821

Three Months: EBITDA during the three months ended September 30, 2010 decreased by $7.4 million over 2009. The decrease was primarily due to a non-cash impairment charge-satellite network of $6.5 million, an increase in employee costs of $0.4 million, resulting primarily from an increase in stock-based compensation, offset by a $5.9 million increase to service revenues due to recognizing the remaining unamortized AIS deferred professional services revenue that was prepaid by the U.S. Coast Guard, and the effect on the current year variance of a $7.0 million net insurance recovery receivable recorded in 2009.
Nine Months: EBITDA during the nine months ended September 30, 2010 decreased by $2.2 million over 2009. The decrease was primarily due to an increase in operating expenses of $6.0 million, which consisted of a non-cash impairment charge of $6.5 million, offset by net reductions in operating expenses; a non-cash impairment charge of $3.3 million related to the sale of Stellar-satellite network in discontinued operations; offset by higher net service revenues of $6.9 million of which $5.9 million is related to recognizing the remaining unamortized AIS deferred professional services revenue that was prepaid by the U.S. Coast Guard.

Results of Operations
Revenues
We derive service revenues from our resellers and direct customers from utilization of satellite subscriber communicators on our communications system and the reselling of airtime from the utilization of terrestrial-based subscriber communicators using SIMS on the cellular providers’ wireless networks. These service revenues generally consist of a one-time activation fee for each subscriber communicator and SIMS activated for use on our communications system and monthly usage fees. Usage fees that we charge our customers are based upon the number, size and frequency of data transmitted by the customer and the overall number of subscriber communicators and SIMS activated by each customer. Revenues for usage fees from currently billing subscriber communicators and SIMS are recognized on an accrual basis, as services are rendered, or on cash basis, if collection from the customer is not reasonably assured at the time the service is provided. Usage fees charged to our resellers and direct customers are charged primarily at wholesale rates based on the overall number of subscriber communicators activated by them and the total amount of data transmitted. Service revenues also includes AIS data transmissions, services to the U.S. Coast Guard for the Concept Validation Project, royalty fees from third parties for the use of our proprietary communications protocol charged on a one-time basis for each satellite subscriber communicator connected to our M2M data communications system and fees from providing engineering, technical and management support services to customers.
On August 5, 2010, our agreement with the U.S. Coast Guard was completed. We terminated AIS data transmission and maintenance services to the U.S. Coast Guard the following day. We do not know when or if another agreement will be reached to provide the AIS data services to the U.S. Coast Guard, but do expect that any future agreement will reflect fair value of the services provided. As a result of the expiration of the agreement, the remaining unamortized AIS deferred professional services revenues that were prepaid are recognized in service revenues for the three and nine months ended September 30, 2010.
We derive product revenues primarily from sales of subscriber communicators and cellular wireless subscriber identity modules, or SIMS, (for our terrestrial-communication services) to our resellers (i.e., our VARs, IVARs, international licensees and country representatives) and direct customers.
The table below presents our revenues for the three months and nine months ended September 30, 2010 and 2009, together with the percentage of total revenue represented by each revenue category (in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2010		2009		2010		2009
		% of		% of		% of		% of
		Total		Total		Total		Total
Service revenues	$12,975	93.3%	$6,939	98.7%	$27,134	93.0%	$20,281	98.8%
Product sales	937	6.7%	92	1.3%	2,032	7.0%	247	1.2%

	$13,912	100.0%	$7,031	100.0%	$29,166	100.0%	$20,528	100.0%

Three Months: Total revenues for the three months ended September 30, 2010 increased $6.9 million, or 97.9%, to $13.9 million from $7.0 million for the three months ended September 30, 2009.
Nine Months: Total revenues for the nine months ended September 30, 2010 increased $8.6 million, or 42.1%, to $29.2 million from $20.5 million for the nine months ended September 30, 2009.
Service revenues
Three Months: Service revenues increased $6.0 million for the three months ended September 30, 2010, or 87.0%, to $13.0 million, or approximately 93.3% of total revenues, from $6.9 million, or approximately 98.7% of total revenues for the three months ended September 30, 2009.
Nine Months: Service revenues increased $6.9 million for the nine months ended September 30, 2010, or 33.8%, to $27.1 million, or approximately 93.0% of total revenues, from $20.3 million, or approximately 98.8% of total revenues for the nine months ended September 30, 2009.
The increase in service revenues for the three and nine months ended September 30, 2010 over the corresponding 2009 periods were primarily due to an increase in the number of billable subscriber communicators activated on our communications system, an increase in AIS revenue of $0.1 million and $0.6 million, respectively, and recognizing $5.9 million of AIS revenues from the expiration of the agreement with the USCG. As of September 30, 2010, we had approximately 556,000 billable subscriber communicators on the ORBCOMM System compared to approximately 509,000 billable subscriber communicators as of September 30, 2009, an increase of approximately 9.2%.
Service revenue growth can be impacted by the customary lag between subscriber communicator activations and recognition of service revenue from these units.
Product sales
Three Months: Revenue from product sales increased $0.8 million for the three months ended September 30, 2010, or 921.9%, to $0.9 million, or approximately 6.7% of total revenues, from $0.1 million, or approximately 1.3% of total revenues for the three months ended September 30, 2009.
Nine Months: Revenue from product sales increased $1.8 million for the nine months ended September 30, 2010, or 722.7%, to $2.0 million, or approximately 7.0% of total revenues, from $0.2 million, or approximately 1.2% of total revenues for the nine months ended September 30, 2009.

The increase in product revenues for the three and nine months ended September 30, 2010 over corresponding 2009 periods were primarily due to an increase in sales to the heavy equipment sector by our Japanese subsidiary.
Costs of services
Costs of services is comprised of expenses to provide services, such as payroll and related costs, including stock-based compensation, materials and supplies, depreciation and amortization of assets and usage fees to cellular wireless providers for the data transmitted by the resellers on our network.
Three Months: Costs of services decreased by $7.7 million, or 71.5%, to $3.1 million for the three months ended September 30, 2010 from $10.8 million during the three months ended September 30, 2009. The decrease is primarily due to lower depreciation expense of $7.9 million resulting primarily from $7.5 million in depreciation related to the remaining two quick-launch satellites that were placed in service in August 2009 and were depreciated over three and five months and $0.3 million in depreciation related to the Coast Guard demonstration satellite. As a percentage of service revenues, cost of services were 23.7% for the three months ended September 30, 2010 compared to 155.6% for the three months ended September 30, 2009.
Nine Months: Costs of services decreased by $8.0 million, or 46.4%, to $9.3 million for the nine months ended September 30, 2010 from $17.3 million during the nine months ended September 30, 2009. The decrease is primarily due to lower depreciation expense of $8.4 million resulting primarily from $7.5 million in depreciation related to the remaining two quick-launch satellites that were placed in service in August 2009 and were depreciated over three and five months and $1.0 million in depreciation related to the Coast Guard demonstration satellite. As a percentage of service revenues, cost of services were 34.2% for the nine months ended September 30, 2010 compared to 85.3% of service revenues for the nine months ended September 30, 2009.
The decrease in cost of services as percentage of service revenues for the three and nine months ended September 30, 2010 over the corresponding 2009 periods was due to an increase in service revenues which is primarily due to recognizing the remaining AIS deferred professional services revenues that were prepaid as the agreement with the U.S. Coast Guard expired and lower depreciation expense related to placing the two quick-launch satellites in service in August 2009 and the Coast Guard demonstration satellite.
Costs of product sales
Costs of products includes the purchase price of subscriber communicators and SIMS sold and shipping charges.
Three Months: Costs of product sales increased by $0.6 million, or 1,321.4%, to $0.6 million for the three months ended September 30, 2010 from less than $0.1 million for the three months ended September 30, 2009. We had a gross profit from product sales (revenues from product sales minus costs of product sales) of $0.3 million and $0.1 million for the three months ended September 30, 2010 and September 30, 2009, respectively.
Nine Months: Costs of product sales increased by $1.1 million, or 819.4%, to $1.3 million for the nine months ended September 30, 2010 from $0.1 million for the nine months ended September 30, 2009. We had a gross profit from product sales (revenues from product sales minus costs of product sales) of $0.8 million and $0.1 million for the nine months ended September 30, 2010 and September 30, 2009, respectively.
The increase in gross profit from product sales for the three and nine months ended September 30, 2010 and 2009 over the corresponding 2009 periods were primarily due to an increase in product sales by our Japanese subsidiary.
Selling, general and administrative expenses
Selling, general and administrative expenses relate primarily to expenses for general management, sales and marketing, and finance, professional fees and general operating expenses.
Three Months: Selling, general and administrative expenses increased by $0.4 million, or 10.5%, to $4.0 million for the three months ended September 30, 2010 from $3.6 million for the three months ended September 30, 2009. This increase is primarily due to an increase of $0.4 million in employee costs, resulting from increases in payroll costs and stock-based compensation of $0.2 million.
Nine Months: Selling, general and administrative expenses decreased by $0.6 million, or 5.0%, to $12.2 million for the nine months ended September 30, 2010 from $12.8 million for the nine months ended September 30, 2009. This decrease is primarily due to decreases of $1.1 million in professional fees and $0.6 million in bad debt reserves, offset by a $0.8 million increase in employee costs, resulting from increases in payroll costs and stock-based compensation of $0.4 million.
Product development expenses
Product development expenses consist primarily of the expenses associated with our engineering team, along with the cost of third parties that are contracted to support our current applications.
Three Months: Product development expenses for the three months ended September 30, 2010 and 2009 were $0.2 million.
Nine Months: Product development expenses for the nine months ended September 30, 2010 and 2009 were $0.5 million.

Impairment Charge and Insurance Recovery — Satellite Network
In September 2010, we recorded a non-cash impairment charge of $6.5 million to write-off quick-launch satellite #6 after entering into a settlement agreement with OHB in connection with two contracts to build and deploy satellites that were launched in June 2008, along with signing the new AIS Satellite Deployment and License Agreement. The decision to write-off quick-launch satellite #6 instead of completing it was based on our determination that completion of the construction and launch of this satellite would not be cost effective.
In February 2009, one quick-launch satellite experienced a power system anomaly that subsequently resulted in a loss of contact with the satellite. The satellite was not recovered and we recorded a non-cash impairment charge to write-off the cost of the satellite of $7.0 million during the nine months ended September 30, 2009.
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
In August 2009, a second quick-launch satellite and the Coast Guard demonstration satellite experienced power system anomalies that subsequently resulted in a loss of contract with the satellites. Both of these satellites were not recoverable and we recorded an additional non-cash impairment charge to write-off the cost of these satellites of $14.8 million during the three months ended September 30, 2009.
For the three and nine months ended September 30, 2009 we recorded a receivable totaling $28.9 million for the insurance recovery to the extent of the impairment charges relating to the Coast Guard demonstration satellite and the three quick-launch satellites discussed above.
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
Three Months: Other income was $0.1 million for the three months ended September 30, 2010 compared to other expense of $0.2 million for the three months ended September 30, 2009.
Nine Months: Other income was less than $0.1 million for the nine months ended September 30, 2010 compared to $0.2 million for the nine months ended September 30, 2009.
Loss from continuing operations
Three Months: As a result of the items described above, we have a loss from continuing operations of $0.3 million for the three months ended September 30, 2010 compared to a loss from continuing operations of $0.7 million for the three months ended September 30, 2009.
Nine Months: As a result of the items described above, we have a loss from continuing operations of $0.5 million for the nine months ended September 30, 2010 compared to a loss from continuing operations of $10.1 million for the nine months ended September 30, 2009.
Loss from discontinued operations
Three Months: Loss from discontinued operations for the three months ended September 30, 2010 was $0.1 million compared to a loss from discontinued operations of $0.5 million for the three months ended September 30, 2009.
Nine Months: Loss from discontinued operations for the nine months ended September 30, 2010 was $3.7 million compared to a loss from discontinued operations of $0.5 million for the nine months ended September 30, 2009. We sold Stellar on August 5, 2010. The increase in the loss from discontinued operations for the nine months ended September 30, 2010 was primarily due to a non-cash impairment charge of $3.3 million related to the sale of Stellar.
Noncontrolling interests
Noncontrolling interests relate to earnings of ORBCOMM Japan that are attributable to its minority shareholders.

Net loss attributable to ORBCOMM Inc.
Three Months: As a result of the items described above, the net loss attributable to our Company was $0.6 million for the three months ended September 30, 2010 compared to a net loss attributable to our Company of $1.2 million for the three months ended September 30, 2009.
Nine Months: As a result of the items described above, the net loss attributable to our Company was $4.6 million for the nine months ended September 30, 2010 compared to a net loss attributable to our Company of $10.7 million for the nine months ended September 30, 2009.
Liquidity and Capital Resources
Overview
Our liquidity requirements arise from our working capital needs and to fund capital expenditures to support our current operations, and facilitate growth and expansion. Since our inception, we have financed our operations and expansion from sales of our common stock through public offerings and private placements of debt, convertible redeemable preferred stock, membership interests and common stock. We have incurred losses from inception and through September 30, 2010 we have an accumulated deficit of $76.1 million. As of September 30, 2010, our primary source of liquidity consisted of cash, cash equivalents, restricted cash and marketable securities totaling $91.3 million, which we believe will be sufficient to provide working capital and milestone payments for our next-generation satellites for the next twelve months.
Operating activities
Cash provided by our operating activities of continuing operations for the nine months ended September 30, 2010 was $2.6 million resulting from a net loss of $4.2 million, offset by several non-cash items including a $6.5 million impairment charge-satellite network, $3.3 million impairment charge related to the sale of Stellar, $3.2 million for depreciation and amortization and $1.6 million for stock-based compensation. Working capital activities consisted of net uses of cash of $1.1 million for an increase in accounts receivable primarily due to the increase in revenues, $1.0 million from a decrease in accounts payable and accrued expenses primarily related to timing of payments, and $6.6 million from a decrease in deferred revenue of which $5.9 million is related to recognizing the remaining AIS deferred professional services revenue that were prepaid as the agreement with the U.S. Coast Guard expired.
Cash provided by our operating activities of continuing operations for the nine months ended September 30, 2009 was $2.7 million resulting from a net loss of $10.6 million, offset by non-cash items including $11.5 million for depreciation and amortization and $1.1 million for stock-based compensation. Changes in working capital activities were insignificant for the nine months ended September 30, 2009.
Cash used in our operating activities of discontinued operations for the nine months ended September 30, 2010 was less than $1.0 million compared to cash provided by our operating activities of discontinued operations for the nine months ended September 30, 2009 of $0.6 million.
Investing activities
Cash used in our investing activities of continuing operations for the nine months ended September 30, 2010 was $38.8 million, resulting from capital expenditures of $5.1 million, purchases of marketable securities of $114.3 million and the purchase of a cost method investment of $1.4 million. These uses were offset by proceeds received from the maturities of marketable securities totaling $82.0 million.
Cash used in our investing activities of continuing operations for the nine months ended September 30, 2009 was $26.1 million, resulting from capital expenditures of $25.8 million and an increase of $0.3 million to restricted cash to collateralize a letter of credit with a cellular wireless provider related to terrestrial communications services. Capital expenditures included $1.2 million for the Coast Guard demonstration satellite and quick-launch satellites, $23.0 million for next-generation satellites including $4.6 million for the launch services contract and $1.6 million of improvements to our internal infrastructure and ground segment.
Cash provided by our investing activities of discontinued operations for the nine months ended September 30, 2010 was less than $0.1 million. Cash used in our investing activities of discontinued operations for the nine months ended September 30, 2009 and was $0.2 million.
Financing activities
For the nine months ended September 30, 2010 and September 30, 2009, we did not have any cash flows from financing activities of continuing operations.
Future Liquidity and Capital Resource Requirements
We expect cash flows from continuing operating activities, along with our existing cash, cash equivalents, restricted cash and marketable securities will be sufficient to provide working capital and fund capital expenditures, which primarily includes milestone payments under the procurement agreements for the next-generation satellites for the next twelve months. For the remainder of 2010, we expect to incur approximately $5.6 million of capital expenditures primarily for our next-generation satellites.

Contractual Obligations
Other than with respect to the contractual obligations discussed below there have been no material changes in our contractual obligations as of September 30, 2010, as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.
Next-Generation Satellite Procurement Agreement with Sierra Nevada Corporation (“SNC”)
On August 31, 2010, we entered into two additional task order agreements with SNC in connection with the procurement agreement dated May 5, 2008. Under the terms of the launch vehicle changes task order agreement, SNC will perform the activities to launch eighteen of our next-generation satellites on a SpaceX Falcon 1E or Falcon 9 launch vehicle. The total price for the launch activities is cost reimbursable up to $4.1 million less a credit of $1.5 million, which services are cancellable by us with the unused credit applied to other activities under our agreement with SNC. Under the terms of the engineering change requests and enhancements task order agreement, SNC will design and make changes to each of the next-generation satellites in order to accommodate an additional payload-to-bus interface. The total price for the engineering changes requests is cost reimbursable up to $0.3 million. Both task order agreements are payable monthly as the services are performed, provided that with respect to the launch vehicle changes task order agreement, the credit in the amount of $1.5 million will first be deducted against amounts accrued thereunder until the entire balance is expended.
AIS Satellite Deployment and License Agreement
On September 28, 2010, we and OHB System AG (“OHB”) entered into an AIS Satellite Deployment and License Agreement (the “AIS Satellite Agreement”) pursuant to which OHB, through its affiliate Luxspace Sarl (“LXS”), will (1) design, construct, launch and in-orbit test two AIS microsatellites and (2) design and construct the required ground support equipment. Under the AIS Satellite Agreement, we will receive exclusive licenses for all data (with certain exceptions as defined in the AIS Satellite Agreement) collected or transmitted by the two AIS microsatellites (including all AIS data) during the term of the AIS Satellite Agreement and nonexclusive licenses for all AIS data collected or transmitted by another microsatellite expected to be launched by LXS.
The AIS Satellite Agreement provides for milestone payments totaling $2.0 million (inclusive of in-orbit testing) subject to certain adjustments. Payments under the AIS Satellite Agreement began upon the execution of the agreement and successful completion of each milestone through to the launch of the two AIS microsatellites scheduled for May 2011 and June 2011. In addition, to the extent that both AIS microsatellites are successfully operating after launch, we will pay OHB lease payments of up to $0.5 million, subject to certain adjustments, over thirty-six months.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risks
There has been no material changes in our assessment of our sensitivity to market risk as of September 30, 2010, as previously disclosed in Part II, Item 7A “Quantitative and Qualitative Disclosures about Market Risks” in our Annual Report on Form 10-K for the year ended December 31, 2009.
Concentration of credit risk
The following table presents customers with revenues greater than 10% of our consolidated total revenues for the periods shown:

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2010	2009	2010	2009
Caterpillar Inc.	8.9%	17.0%	11.3%	16.4%
Komatsu Ltd.	9.9%	11.1%	11.9%	11.0%
AI, formerly a division of General Electric	6.1%	15.8%	10.6%	15.2%
Hitachi Construction Machinery Co., Ltd.	9.5%	—	11.2%	—
Item 4. Disclosure Controls and Procedures
Evaluation of the Company’s disclosure controls and procedures. The Company’s management evaluated, with the participation of the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2010. Based on their evaluation, the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2010.
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
Item 1A. Risk Factors
Except as discussed under “Overview” in Part 1, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” there have been no material changes in the risk factors as of September 30, 2010, as previously disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.

Item 5. Other Information
On November 8, 2010, the Company entered into an employment agreement (the “Eisenberg Agreement”) with Marc Eisenberg to serve as Chief Executive Officer of the Company effective as of December 31, 2010. Upon its effectiveness, the Eisenberg Agreement supersedes and replaces any prior employment agreements with Mr. Eisenberg (except for any existing equity award agreements and any of his obligations applicable to the period prior to December 31, 2010) and shall continue through December 31, 2011. Upon the expiration of the initial term or any extension thereof, the term of the Eisenberg Agreement will be automatically extended by twelve additional calendar months through the next December 31st, unless either party notifies the other party in writing at least 90 days in advance of such expiration that he or it does not want such extension to occur, in which case the term of the Eisenberg Agreement will not be further extended and Mr. Eisenberg’s employment will terminate upon such expiration. Notwithstanding the foregoing, Mr. Eisenberg’s employment with the Company may be terminated prior to the expiration of the term of the Eisenberg Agreement pursuant to the provisions described below.
The Eisenberg Agreement provides for an annual base salary of $379,600. In addition to his salary, Mr. Eisenberg will be entitled to certain employee benefits, including medical and disability insurance, term life insurance (with a death benefit no less than three times his annual base salary), paid holiday and vacation time and other employee benefits paid by the Company. Mr. Eisenberg will be eligible to receive a bonus, payable in cash or cash equivalents, based on a percentage of his base salary (up to 140%) dependent upon achieving certain performance targets (both financial and qualitative) established each year by the Board of Directors. Mr. Eisenberg will be entitled to participate in any profit sharing and/or pension plan generally provided for the Company’s executives, and in any equity incentive plan established by the Company in which the Company’s senior executives are generally permitted to participate. In the event the Company elects to relocate Mr. Eisenberg’s position to Dulles, Virginia, Mr. Eisenberg will receive reimbursement from the Company for any reasonable moving expenses incurred, as reasonably approved by the Company, up to 50% of his annual base salary.
If Mr. Eisenberg’s employment is terminated by the Company without “cause” (as defined in the Eisenberg Agreement), as a result of a notice of non-extension provided by the Company or by him due to a material change in his status, title, position or scope of authority or responsibility during the term of the Eisenberg Agreement, he will be entitled to continue to receive his base salary for a period of one year, payable beginning on the 60th day following his termination of employment (subject to any delay that may be required by Section 409A of the Internal Revenue Code (“Section 409A”)), and continued health insurance coverage for one year following such termination. Mr. Eisenberg’s post-termination payments and insurance coverage are conditioned on his executing a release in favor of the Company. In addition, the Eisenberg Agreement contains standard covenants relating to confidentiality and assignment of intellectual property rights, a two-year post-employment non-solicitation covenant and a one-year post-employment non-competition covenant. Upon a termination of employment following a “change of control” (as defined in the Eisenberg Agreement), Mr. Eisenberg will be entitled to the same post-employment payments and insurance coverage as if his employment were terminated by the Company without “cause” (as described above), unless the successor or transferee company continues his employment on substantially equivalent terms as under the Eisenberg Agreement; provided that if the “change of control” transaction occurs, then the length of the severance period during which Mr. Eisenberg receives continued base salary and coverage under the Company’s health insurance plan will be eighteen months. If the Company elects to relocate Mr. Eisenberg’s position to Dulles, Virginia and he elects not to relocate with the position, upon his voluntary resignation for such reason, Mr. Eisenberg will be entitled to the same post-employment payments and insurance coverage as if his employment were terminated by the Company without “cause” (as described above), except that the length of the severance period during which he receives continued base salary and coverage under the Company’s health insurance plan will be three months.

On November 8, 2010, the Company entered into an employment agreement (the “Costantini Agreement”) with Robert G. Costantini, the Company’s Executive Vice President and Chief Financial Officer, effective as of December 31, 2010. Upon its effectiveness, the Costantini Agreement supersedes and replaces any prior employment agreements with Mr. Costantini (except for any existing equity award agreements and any of his obligations applicable to the period prior to December 31, 2010) and shall continue through December 31, 2011. Upon the expiration of the initial term or any extension thereof, the term of the Costantini Agreement will be automatically extended by twelve additional calendar months through the next December 31st, unless either party notifies the other party in writing at least 90 days in advance of such expiration that he or it does not want such extension to occur, in which case the term of the Costantini Agreement will not be further extended and Mr. Costantini’s employment will terminate upon such expiration. Notwithstanding the foregoing, Mr. Costantini’s employment with the Company may be terminated prior to the expiration of the term of the Costantini Agreement pursuant to the provisions described below.
The Costantini Agreement provides for an annual base salary of $294,840. In addition to his salary, Mr. Costantini will be entitled to certain employee benefits, including medical and disability insurance, term life insurance, paid holiday and vacation time and other employee benefits paid by the Company. Mr. Costantini will be eligible to receive a bonus, payable in cash or cash equivalents, based on a percentage of his base salary (up to 140%) dependent upon achieving certain performance targets (both financial and qualitative) established each year by the Board of Directors. Mr. Costantini will be entitled to participate in any profit sharing and/or pension plan generally provided for the Company’s executives, and in any equity incentive plan established by the Company in which the Company’s senior executives are generally permitted to participate. In the event the Company elects to relocate Mr. Costantini’s position to Dulles, Virginia, Mr. Costantini will receive reimbursement from the Company for any reasonable moving expenses incurred, as reasonably approved by the Company, up to 50% of his annual base salary.
If Mr. Costantini’s employment is terminated by the Company without “cause” (as defined in the Costantini Agreement), as a result of a notice of non-extension provided by the Company or by him due to a material change in his status, title, position or scope of authority or responsibility during the term of the Costantini Agreement, he will be entitled to continue to receive his base salary for a period of one year, payable beginning on the 60th day following his termination of employment (subject to any delay that may be required by Section 409A), and continued health insurance coverage for one year following such termination. Mr. Costantini’s post-termination payments and insurance coverage are conditioned on his executing a release in favor of the Company. In addition, the Costantini Agreement contains standard covenants relating to confidentiality and assignment of intellectual property rights, a two-year post-employment non-solicitation covenant and a one-year post-employment non-competition covenant. Upon a termination of employment following a “change of control” (as defined in the Costantini Agreement), Mr. Costantini will be entitled to the same post-employment payments and insurance coverage as if his employment were terminated by the Company without “cause” (as described above), unless the successor or transferee company continues his employment on substantially equivalent terms as under the Costantini Agreement; provided that if the “change of control” transaction occurs, then the length of the severance period during which Mr. Costantini receives continued base salary and coverage under the Company’s health insurance plan will be eighteen months. If the Company elects to relocate Mr. Costantini’s position to Dulles, Virginia and he elects not to relocate with the position, upon his voluntary resignation for such reason, Mr. Costantini will be entitled to the same post-employment payments and insurance coverage as if his employment were terminated by the Company without “cause” (as described above), except that the length of the severance period during which he receives continued base salary and coverage under the Company’s health insurance plan will be three months.

On November 8, 2010, the Company entered into an employment agreement (the “Stolte Agreement”) with John Stolte, the Company’s Executive Vice President — Technology and Operations, effective as of December 31, 2010. Upon its effectiveness, the Stolte Agreement supersedes and replaces any previous employment agreements with Mr. Stolte (except for any existing equity award agreements and any of his obligations applicable to the period prior to December 31, 2010) and shall continue through December 31, 2011. Upon the expiration of the initial term or any extension thereof, the term of the Stolte Agreement will be automatically extended by twelve additional calendar months through the next December 31st, unless either party notifies the other party in writing at least 90 days in advance of such expiration that he or it does not want such extension to occur, in which case the term of the Stolte Agreement will not be further extended and Mr. Stolte’s employment will terminate upon such expiration. Notwithstanding the foregoing, Mr. Stolte’s employment with the Company may be terminated prior to the expiration of the term of the Stolte Agreement pursuant to the provisions described below.
The Stolte Agreement provides for an annual base salary of $245,700. In addition to his salary, Mr. Stolte will be entitled to certain employee benefits, including medical and disability insurance, term life insurance, paid holiday and vacation time and other employee benefits paid by the Company. Mr. Stolte will be eligible to receive a bonus based on a percentage of his base salary (up to 75%) dependent upon achieving certain performance targets (both financial and qualitative) established each year by the Board of Directors of the Company. Mr. Stolte will be entitled to participate in any profit sharing and/or pension plan generally provided for the Company’s executives, and in any equity incentive plan established by the Company in which the Company’s executives are generally permitted to participate.
If Mr. Stolte’s employment is terminated by reason of his death or disability, by the Company without “cause” (as defined in the Stolte Agreement) or as a result of a notice of non-extension provided by the Company, he or his estate will be entitled to continue to receive his base salary for a period of one year, payable beginning on the 60th day following his termination of employment (subject to any delay that may be required by Section 409A). Mr. Stolte’s post-termination payments are conditioned on his executing a release in favor of the Company. In addition, the Stolte Agreement contains standard covenants relating to confidentiality and assignment of intellectual property rights, a two-year post-employment non-solicitation covenant and a one-year post-employment non-competition covenant. Upon a termination of his employment following a “change of control” (as defined in the Stolte Agreement), Mr. Stolte will be entitled to the same post-employment payments as if his employment were terminated by the Company without “cause” (as described above), unless the successor or transferee company continues his employment on substantially equivalent terms as under the Stolte Agreement; provided that if the “change of control” transaction occurs, then the length of the severance period during which Mr. Stolte receives continued base salary will be eighteen months.

On November 8, 2010, the Company entered into an employment agreement (the “Le Brun Agreement”) with Christian Le Brun, the Company’s Executive Vice President and General Counsel, effective as of December 31, 2010. Upon its effectiveness, the Le Brun Agreement supersedes and replaces any previous employment agreements with Mr. Le Brun (except for any existing equity award agreements and any of his obligations applicable to the period prior to December 31, 2010) and shall continue through December 31, 2011. Upon the expiration of the initial term or any extension thereof, the term of the Le Brun Agreement will be automatically extended by twelve additional calendar months through the next December 31st, unless either party notifies the other party in writing at least 90 days in advance of such expiration that he or it does not want such extension to occur, in which case the term of the Le Brun Agreement will not be further extended and Mr. Le Brun’s employment will terminate upon such expiration. Notwithstanding the foregoing, Mr. Le Brun’s employment with the Company may be terminated prior to the expiration of the term of the Le Brun Agreement pursuant to the provisions described below.
The Le Brun Agreement provides for an annual base salary of $209,352. In addition to his salary, Mr. Le Brun will be entitled to certain employee benefits, including medical and disability insurance, term life insurance, paid holiday and vacation time and other employee benefits paid by the Company. Mr. Le Brun will be eligible to receive a bonus based on a percentage of his base salary (up to 75%) dependent upon achieving certain performance targets (both financial and qualitative) established each year by the Board of Directors of the Company. Mr. Le Brun will be entitled to participate in any profit sharing and/or pension plan generally provided for the Company’s executives, and in any equity incentive plan established by the Company in which the Company’s executives are generally permitted to participate. In the event the Company elects to relocate Mr. Le Brun’s position to Dulles, Virginia, Mr. Le Brun will receive reimbursement from the Company for any reasonable moving expenses incurred, as reasonably approved by the Company, up to 50% of his annual base salary.
If Mr. Le Brun’s employment is terminated by the Company without “cause” (as defined in the Le Brun Agreement) or as a result of a notice of non-extension provided by the Company, he will be entitled to continue to receive his base salary for a period of one year, payable beginning on the 60th day following his termination of employment (subject to any delay that may be required by Section 409A). Mr. Le Brun’s post-termination payments are conditioned on his executing a release in favor of the Company. In addition, the Le Brun Agreement contains standard covenants relating to confidentiality and assignment of intellectual property rights, a two-year post-employment non-solicitation covenant and a one-year post-employment non-competition covenant. Upon a termination of employment following a “change of control” (as defined in the Le Brun Agreement), Mr. Le Brun will be entitled to the same post-employment payments as if his employment were terminated by the Company without “cause” (as described above), unless the successor or transferee company continues his employment on substantially equivalent terms as under the Le Brun Agreement; provided that if the “change of control” transaction occurs, then the length of the severance period during which Mr. Le Brun receives continued base salary will be eighteen months. If the Company elects to relocate Mr. Le Brun’s position to Dulles, Virginia and he elects not to relocate with the position, upon his voluntary resignation for such reason, Mr. Le Brun will be entitled to the same post-employment payments as if his employment were terminated by the Company without “cause” (as described above), except that the length of the severance period during which he receives continued base salary will be three months.

On November 8, 2010, the Company entered into an employment agreement (the “Bell Agreement”) with Brian Bell, the Company’s Executive Vice President — Sales and Marketing, effective as of December 31, 2010. Upon its effectiveness, the Bell Agreement supersedes and replaces any previous employment agreements with Mr. Bell (except for any existing equity award agreements and any of his obligations applicable to the period prior to December 31, 2010) and shall continue through December 31, 2011. Upon the expiration of the initial term or any extension thereof, the term of the Bell Agreement will be automatically extended by twelve additional calendar months through the next December 31st, unless either party notifies the other party in writing at least 90 days in advance of such expiration that he or it does not want such extension to occur, in which case the term of the Bell Agreement will not be further extended and Mr. Bell’s employment will terminate upon such expiration. Notwithstanding the foregoing, Mr. Bell’s employment with the Company may be terminated prior to the expiration of the term of the Bell Agreement pursuant to the provisions described below.
The Bell Agreement provides for an annual base salary of $205,000. In addition to his salary, Mr. Bell will be entitled to certain employee benefits, including medical and disability insurance, term life insurance, paid holiday and vacation time and other employee benefits paid by the Company. Mr. Bell will be eligible to receive a bonus based on a percentage of his base salary (up to 75%) dependent upon achieving certain performance targets (both financial and qualitative) established each year by the Board of Directors of the Company. Mr. Bell will be entitled to participate in any profit sharing and/or pension plan generally provided for the Company’s executives, and in any equity incentive plan established by the Company in which the Company’s executives are generally permitted to participate. In the event the Company elects to relocate Mr. Bell’s position to Dulles, Virginia, Mr. Bell will receive reimbursement from the Company for any reasonable moving expenses incurred, as reasonably approved by the Company, up to 50% of his annual base salary.
If Mr. Bell’s employment is terminated by the Company without “cause” (as defined in the Bell Agreement), or as a result of a notice of non-extension provided by the Company, he will be entitled to continue to receive his base salary for a period of 90 days, payable beginning on the 60th day following his termination of employment (subject to any delay that may be required by Section 409A), and continued health insurance coverage for 90 days following such termination. Mr. Bell’s post-termination payments and insurance coverage are conditioned on his executing a release in favor of the Company. In addition, the Bell Agreement contains standard covenants relating to confidentiality and assignment of intellectual property rights, a two-year post-employment non-solicitation covenant and a one-year post-employment non-competition covenant. Upon a termination of his employment following a “change of control” (as defined in the Bell Agreement), Mr. Bell will be entitled to the same post-employment payments and insurance coverage as if his employment were terminated by the Company without “cause” (as described above), unless the successor or transferee company continues his employment on substantially equivalent terms as under the Bell Agreement. If the Company elects to relocate Mr. Bell’s position to Dulles, Virginia and he elects not to relocate with the position, upon his voluntary resignation for such reason, Mr. Bell will be entitled to the same post-employment payments and insurance coverage as if his employment were terminated by the Company without “cause” (as described above).
Item 6. Exhibits

10.1	Launch Vehicle changes task order agreement dated August 31, 2010, between the Company and Sierra Nevada Corporation.

10.2	Engineering change requests and enhancements task order agreement dated August 31, 2010, between the Company and Sierra Nevada Corporation.

10.3	Settlement agreement and specific release dated September 27, 2010, between the Company and OHB-System AG.

31.1	Certification of President and Chief Executive Officer required by Rule 13a-14(a).

31.2	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a).

32.1	Certification of President and Chief Executive Officer required by Rule 13a-14(b) and 18 U.S.C. Section 1350.

32.2	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(b) and 18 U.S.C. Section 1350.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORBCOMM Inc. (Registrant)
Date: November 9, 2010	/s/ Marc J. Eisenberg
Marc J. Eisenberg,
President and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2010	/s/ Robert G. Costantini
Robert G. Costantini,
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
EXHIBIT INDEX

Exhibit
No.	Description

10.1	Launch Vehicle changes task order agreement dated August 31, 2010, between the Company and Sierra Nevada Corporation.

10.2	Engineering change requests and enhancements task order agreement dated August 31, 2010, between the Company and Sierra Nevada Corporation.

10.3	Settlement agreement and specific release dated September 27, 2010, between the Company and OHB-System AG.

31.1	Certification of Chief Executive Officer and President required by Rule 13a-14(a).

31.2	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a).

32.1	Certification of Chief Executive Officer and President required by Rule 13a-14(b) and 18 U.S.C. Section 1350.

32.2	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(b) and 18 U.S.C. Section 1350.