Form 10-K
period 2010-12-31
ORBCOMM Inc.
filed 2011-03-16
CIK 1361983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐     No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (based on the closing price reported on the Nasdaq Global Market on June 30, 2010) was $63,322,130.

Shares held by all executive officers and directors of the registrant have been excluded from the foregoing calculation because such persons may be deemed to be affiliates of the registrant.

The number of shares of the registrant’s common stock outstanding as of March 8, 2011 was 42,726,240.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2011 Annual Meeting of Stockholders to be held on April 28, 2011, are incorporated by reference in Part III of this Form 10-K.

		Page

PART I
Item 1.	Business	1
Item 1A.	Risk Factors	23
Item 1B.	Unresolved Staff Comments	42
Item 2.	Properties	43
Item 3.	Legal Proceedings	43

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	44
Item 6.	Selected Financial Data	46
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	47
Item 7A.	Quantitative and Qualitative Disclosures about Market Risks	66
Item 8.	Financial Statements and Supplementary Data	67
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	67
Item 9A.	Controls and Procedures	67
Item 9B.	Other Information	70

PART III
Item 10.	Directors and Executive Officers of the Registrant and Corporate Governance	71
Item 11.	Executive Compensation	71
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	71
Item 13.	Certain Relationships and Related Transactions, and Director Independence	72
Item 14.	Principal Accountant Fees and Services	72

PART IV
Item 15.	Exhibits and Financial Statement Schedules	72
SIGNATURES		73
EX-10.7
EX-10.11
EX-10.12
EX-10.13
EX-10.14
EX-10.15
EX-21
EX-23.1
EX-23.2
EX-24
EX-31.1
EX-31.2
EX-32
EX-10.7
EX-10.11
EX-10.12
EX-10.13
EX-10.14
EX-10.15
EX-21
EX-23.1
EX-23.2
EX-24
EX-31.1
EX-31.2
EX-32

Forward- Looking Statements

Certain statements discussed in Part I, Item 1. “Business”, Part I, Item 3. “Legal Proceedings”, Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally relate to our plans, objectives and expectations for future events and include statements about our expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. Such forward-looking statements, including those concerning the Company’s expectations, are subject to known and unknown risks and uncertainties, which could cause actual results to differ materially from the results, projected, expected or implied by the forward-looking statements, some of which are beyond the Company’s control, that may cause the Company’s actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include but are not limited to: the impact of global recession and continued worldwide credit and capital constraints; substantial losses we have incurred and expect to continue to incur; demand for and market acceptance of our products and services and the applications developed by our resellers; loss or decline or slowdown in the growth in business from Asset Intelligence, a subsidiary of I.D. Systems, Inc. (“AI”) (formerly a division of General Electric Company (“GE” or “General Electric”)), other value-added resellers or VARs and international value-added resellers or IVARs; loss or decline or slowdown in growth in business of any of the specific industry sectors the Company serves, such as transportation, heavy equipment, fixed assets and maritime; our proposed acquisition of the StarTrak business may expose us to additional risks; litigation proceedings; technological changes, pricing pressures and other competitive factors; the inability of our international resellers to develop markets outside the United States; market acceptance and success of our Automatic Identification System (“AIS”) business; the ability to restore commercial-level AIS service in the near term; satellite launch and construction delays and cost overruns of our next-generation satellites; in-orbit satellite failures or reduced performance of our existing satellites; the failure of our system or reductions in levels of service due to technological malfunctions or deficiencies or other events; our inability to renew or expand our satellite constellation; political, legal regulatory, government administrative and economic conditions and developments in the United States and other countries and territories in which we operate; and changes in our business. In addition, specific consideration should be given to various factors described in Part I, Item 1A. “Risk Factors” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and elsewhere in this Annual Report on Form 10-K. The Company undertakes no obligation to publicly revise any forward-looking statements or cautionary factors, except as required by law.

PART I

Item 1.	Business

Overview

We operate a global commercial wireless messaging system optimized for narrowband communications. Our system consists of a global network of 27 low-Earth orbit, or LEO, satellites and accompanying ground infrastructure. Our two-way communications system enables our customers and end-users, which include large and established multinational businesses and government agencies, to track, monitor, control and communicate cost-effectively with fixed and mobile assets located anywhere in the world. We also provide terrestrial-based cellular communication services through reseller agreements with major cellular wireless providers. Currently, our agreements with major cellular providers include GSM and CDMA offerings in the United States and GSM services with significant coverage worldwide. These terrestrial-based communication services enable our customers who have higher bandwidth requirements to receive and send messages from communication devices based on terrestrial-based technologies using the cellular providers’ wireless networks as well as from dual-mode devices combining our satellite subscriber communicators with devices for terrestrial-based technologies. As a result, our customers are now able to integrate into their applications a terrestrial communications device that will allow them to send and receive messages, including data intensive messaging using the cellular providers’ wireless networks.

Our products and services enable our customers and end-users to enhance productivity, reduce costs and improve security through a variety of commercial, government, and emerging homeland security applications. We enable our customers and end-users to achieve these benefits using a single global satellite technology standard for machine-to-machine and telematic, or M2M, data communications. Our customers have made significant investments in developing ORBCOMM-based applications. Examples of assets that are connected through our M2M data communications system include trucks, trailers, railcars, containers, heavy equipment, fluid tanks, utility meters, pipeline monitoring equipment, marine vessels, and oil wells. Our customers include original equipment manufacturers, or OEMs, such as Caterpillar Inc., (“Caterpillar”), Doosan Infracore America, Hitachi Construction Machinery Co., Ltd., (“Hitachi”), Hyundai Heavy Industries, Komatsu Ltd., (“Komatsu”), The Manitowoc Company and Volvo Construction Equipment. In addition, we market our services through a distribution network of vertical market technology integrators known as VARs and IVARs, such as AI, XATA Corporation and American Innovations, Ltd., and U.S. government agencies.

In 2008, we began offering AIS data to the U.S. Coast Guard. In January 2009, we entered into an AIS data license distribution agreement for commercial purposes with Lloyd’s Register-Fairplay Ltd (“Lloyd’s”). We will continue to work with additional candidates to address the various market sectors for AIS data. Further, we are working with system integrators and maritime information service providers for value-added service and to facilitate the sales and distribution of AIS data.

On June 22, 2010, one of the two remaining quick-launch satellites that was providing AIS service experienced a power system anomaly which resulted in loss of contact with the satellite.

Toward the end of the fourth quarter of 2010, we lost communications with the remaining quick-launch satellite that was providing AIS service. As a result, our AIS service has been interrupted. We will continue our efforts to restore commercial-level AIS satellite service in the near term either through the launch of the first of two AIS-only satellites scheduled for the second quarter of 2011, or through securing other third-party sources.

Through our M2M data communications system, our customers and end-users can send and receive information to and from any place in the world using low-cost subscriber communicators and paying airtime costs that we believe are the lowest in the industry for global connectivity. Our customers can also use cellular terrestrial units, or wireless subscriber identity modules (“SIMS”), for use with devices or equipment that enable the use of a cellular provider’s wireless network, singularly or in conjunction with satellite services, to send and receive information from these devices. We believe that there is no other satellite or terrestrial network currently in operation that can offer global two-way wireless narrowband data service including coverage at comparable cost using a single technology standard worldwide, that also provides a parallel terrestrial network for data intensive applications. We are currently authorized, either directly or indirectly, to provide our satellite communications services in over 100 countries and territories in North America, Europe, South America, Asia, Africa and Australia.

Presently our unique M2M data communications system is comprised of three elements: (i) a constellation of 27 LEO satellites in multiple orbital planes between 435 and 550 miles above the Earth operating in the Very High Frequency, or VHF, radio frequency spectrum, (ii) a network of related ground infrastructure, including 16 gateway earth stations, three regional gateway control centers and a network control center in Dulles, Virginia including a redundant backup control center in the state of Washington, through which data sent to and from satellite subscriber communicators are routed and includes a communications node for terrestrial services through which data sent to and from terrestrial units are routed and (iii) a combination of satellite subscriber communicators and SIMS attached to a variety of fixed and mobile assets worldwide. See “The ORBCOMM Communications System”.

As of December 31, 2010, we had approximately 575,000 billable subscriber communicators activated on our communications system compared to approximately 515,000 billable subscriber communicators as of December 31, 2009, an increase of 11.6%.

Our Business Strengths and Competitive Advantage

We believe that our focus on M2M data communications is unique in our industry and will enable us to achieve significant growth. We believe no other satellite or terrestrial network currently in operation offers users global two-

way wireless narrowband data communications using a single global technology standard anywhere in the world at costs comparable to ours. This provides us with a number of competitive advantages that we believe will help promote our success, including the following:

•	Established global satellite network and proven technology. We believe our global satellite network and technology enable us to offer superior products and services to the end-users of our communications system in terms of comprehensive coverage, reliability and compatibility. Our global satellite network provides worldwide coverage, including in international waters, allowing end-users to access our communications system in areas outside the coverage of terrestrial networks, such as cellular, paging, and other wireless networks. Our proven technology offers full two-way M2M data communication (with acknowledgement of message receipt) with minimal line-of-sight limitations and no performance issues during adverse weather conditions, which distinguishes us from other satellite communications systems. Our primary satellite orbital planes contain five to eight satellites each providing built-in system redundancies in the event of a single satellite malfunction. In addition, our satellite system uses a single global technology standard and eliminates the need for multiple network agreements and versions of hardware and software.

•	Low cost structure. We have a significant cost advantage over any potential new LEO satellite system competitor with respect to our current satellite constellation, because we acquired the majority of our current network assets from ORBCOMM Global L.P., referred to as the Predecessor Company, and its subsidiaries out of bankruptcy for a fraction of their original cost. In addition, because our LEO satellites are relatively small and deployed into low-Earth orbit, the constellation is less expensive and easier to launch and maintain than larger LEO satellites and large geostationary satellites. We believe that we have less complex and less costly ground infrastructure and subscriber communication equipment than other satellite communications providers. Our low cost satellite system architecture enables us to provide global two-way wireless narrowband data communication services to end-users at prices that we believe are the lowest in the industry for global connectivity.

•	Sole commercial satellite operator licensed in the VHF spectrum. We are the sole commercial satellite operator licensed to operate in the 137-150 MHz VHF spectrum by the FCC or, to our knowledge, any other national spectrum or radio-telecommunications regulatory agency in the world. The spectrum that we use was allocated globally by the International Telecommunication Union, or ITU, for use by satellite fleets such as ours to provide mobile data communications service. We are currently authorized, either directly or indirectly, to provide our data communications service in over 100 countries and territories in North America, Europe, South America, Asia, Africa, and Australia. VHF spectrum has inherent advantages for M2M data communications over systems using shorter wavelength signals. The VHF signals used to communicate between our satellites and subscriber communicators are not affected by weather and are less dependent on line-of-sight access to our satellites than other satellite communications systems. In addition, our longer wavelength signals enable our satellites to communicate reliably over longer distances at lower power levels. Higher power requirements of commercial satellite systems in other spectrum bands are a significant factor in their higher cost and technical complexity.

•	Significant market lead over satellite-based competitors. We believe that we have a significant market lead in providing M2M data communications services that meet the coverage and cost requirements in the rapidly developing asset management and supply chain markets. The process required to establish a new competing satellite-based system with the advantages of a VHF system includes obtaining regulatory permits to launch and operate satellites and to provide communications services, and the design, development, construction and launch of a communications system. We believe that a minimum of five years and significant investments in time and resources would be required for another satellite-based M2M data communications service provider to develop the capability to offer comparable services. Additionally, our VARs and IVARs have made significant investments in developing ORBCOMM-based applications which also often require substantial lead time to develop.

•	Key distribution and OEM customer relationships. Our strategic relationships with key distributors and OEMs have enabled us to streamline our sales and distribution channels and shift much of the risk and cost of developing and marketing applications to others. We have established strategic relationships with key service providers, such as Asset Intelligence, XATA Corporation, a leading provider of tracking solutions for the trucking industry, including to Penske Corporation, the leading truck leasing company in the United States, and StarTrak Systems, LLC, an innovator and leading provider of tracking solutions for the refrigerated transportation market with customers such as Maersk, Carrier and Thermo King, and major OEMs, such as Caterpillar, Hitachi, Komatsu, and Volvo. We believe our close relationships with these distributors and OEMs allows us to work closely with them at all stages of application development, from planning and design through implementation of our M2M data communications services, and to benefit from their industry-specific expertise. By fostering these strong relationships with distributors and OEMs, we believe that once we have become so integrated into our customer’s planning, development, and implementation process, and their equipment, we anticipate it will be more difficult to displace us or our communication services. In addition, the fixed and mobile assets which are tracked, monitored, controlled, and communicated with by these customers generally have long useful lives and the cost of replacing our communications equipment with an alternative service provider’s equipment could be prohibitive for a large numbers of assets.

•	Reliable, low cost subscriber communicators. There are currently two independent third party manufacturers that build subscriber communicators for our network — Quake Global, Inc (“Quake”) and Digi International, (“Digi”). The cost of communications components necessary for our subscriber communicators to operate in the VHF band is relatively low as they are based on readily available FM radio components. Dual-mode devices are being built that combine other communication technologies with satellite technology and will be offered to the market at what we believe will be competitive prices.

Our Strategy

Our strategy is to leverage our business strengths and key competitive advantages to increase the number of subscriber communicators activated on our M2M data communications system, both in existing and new markets. We are focused on increasing our market share of customers with the potential for a high number of connections with lower usage applications. We believe that the service revenue associated with each additional subscriber communicator activated on our communications system will more than offset the low incremental cost of adding such subscriber communicator to our system and, as a result, positively impact our results of operations. We currently provide services through reseller agreements allowing customers to utilize other major cellular providers’ networks offering GSM and CDMA technologies to be integrated into their applications. We plan to continue to target multinational companies and government agencies to increase our penetration of what we believe is a significant and growing addressable market. Additionally, we will continue our efforts to restore commercial-level AIS satellite service in the near term in order to capitalize on our satellite-based system for AIS services. To achieve our objectives, we are pursuing the following business strategies:

•	Expand our low cost, multi-channel marketing and distribution network of resellers. We intend to increase further the number of resellers that develop, market and implement their applications together with our communications services and subscriber communicators to end-users. We are also focused on increasing the number of OEM and distributor relationships with leading companies that own, manage, or operate fixed or mobile assets. We are seeking to recruit resellers with industry knowledge to develop applications that could be used for industries or markets that we do not currently serve. Resellers invest their own capital developing applications compatible with our system, and they typically act as their own agents and systems integrators when marketing these applications to end-users, without the need for significant investment by us. As a result, we have established a low cost marketing and distribution model that is both easily scalable by adding resellers or large-scale asset deployers, and allows us to penetrate markets without incurring substantial research and development costs or sales and marketing costs.

•	Expand our international markets. Our international growth strategy is to open new markets outside the United States by obtaining regulatory authorizations and developing markets for our M2M data communications services to be sold in regions where the market opportunity for our OEM customers and resellers is greatest. We are currently authorized to provide our data communications services in over 100 countries and territories in North America, Europe, South America, Asia, Africa, and Australia, directly or indirectly through our multiple international licensees and country representatives. We are currently working with

IVARs who, generally, subject to certain regulatory restrictions, have the right to market and sell their applications anywhere our communications services are offered. We seek to enter into agreements with strong distributors in each region. Our regional distributors, which include country representatives and international licensees, obtain the necessary regulatory authorizations and develop local markets directly or by recruiting local VARs. In some international markets where distribution channels are in the early stages of development, we seek to bring together VARs who have developed well-tested applications with local distributors to create localized solutions and accelerate the adoption of our M2M data communications services. In addition, we have made efforts to strengthen the financial positions of certain of our regional distributors, including several who were former licensees of the predecessor company left weakened by its bankruptcy, through restructuring transactions whereby we obtained greater operating control over such regional distributors. We believe that by strengthening the financial condition of, and our operating control over, these established regional distributors, they will be better positioned to promote and distribute our products and services and enable us to achieve our market potential in the relevant regions.

•	Further reduce subscriber communicator costs and improve functionality of communicators. We are working with our subscriber communicator manufacturers to further reduce the cost of our subscriber communicators, as well as to develop technological advances, including further reductions in size, improvements in power management efficiency, increased reliability, and enhanced capabilities to capitalize on our investment in our next generation satellites. Our ability to offer our customers less expensive subscriber communicators that are smaller, more efficient and more reliable is key to our ability to provide a complete low cost solution to our customers and end-users. Additionally, some suppliers have been developing a dual-mode device that will allow customers to integrate both a satellite and terrestrial communication component into a single device.

•	Reduce network latency. Following the launch of our next-generation satellites, we expect to reduce the time lags in delivering messages and data, or network latency, in most regions of the world. We believe this will improve the quality and coverage of our system and enable us to increase our customer base.

•	Introduce new features and services. We will continue to develop and introduce new features and services to expand our customer base and increase our revenues. For example, as a result of providing terrestrial-based cellular communication services, our customers are now able to integrate in their applications a terrestrial communications device that will allow them to add messages, including data intensive messaging from combined satellite and cellular technologies. We have upgraded the technology capabilities of our network operations center to deliver both satellite and terrestrial messages through our ground infrastructure to the ultimate destination. We believe that subscriber communicator technology advances, such as dual-mode devices, will broaden our addressable market by providing attractive combinations of bandwidth and coverage at a reasonable price. Dual-mode devices combine a satellite subscriber communicator with a cellular network subscriber communicator for higher bandwidth applications not typical of ORBCOMM’s applications. Dual-mode devices can also be used as a back channel service for terrestrial or satellite-based broadcast-only networks.

•	Expand AIS services. We will continue our efforts to restore commercial-level AIS service in the near term either through the launch of the first of two AIS-only satellites scheduled for the second quarter of 2011, or through securing other third-party sources. AIS is a shipboard broadcast system that transmits a vessel’s identification and position to aid navigation and improve maritime safety. Current terrestrial-based AIS systems provide only limited shore coverage and are not able to provide global open ocean coverage. Using our communications system, customers had access to AIS data well beyond coastal regions in a cost effective and timely fashion. Further, we intend to continue working with system integrators and maritime information service providers for value-added service and to facilitate the sales and distribution of AIS data, assuming that its availability can be restored. We will continue to work with additional candidates to address the various market sectors for AIS data.

•	Provide comprehensive technical support, customer service and quality control. We provide our customers support for training, integration and testing in order to assist our VARs and other distributors in the roll-out of their applications and to enhance end-user acquisition and retention. We provide our VAR and OEM customers with access to customer support technicians. We also deploy our technicians to our VAR and

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

There are three main components in any M2M data communications system:

•	Fixed or mobile assets. Intelligent or trackable assets include devices and sensors that collect, measure, record or otherwise gather data about themselves or their environment to be used, analyzed or otherwise disseminated to other machines, applications or human operators and come in many forms, including devices and sensors that:

•	Report the location, speed and fuel economy data from trucks and locomotives;

•	Monitor the location, condition and environmental factors of trailers, railcars and marine shipping containers;

•	Report operating data and usage for heavy equipment;

•	Monitor fishing vessels to enforce government regulations regarding geographic and seasonal restrictions;

•	Report energy consumption from a utility meter;

•	Monitor corrosion in a pipeline;

•	Monitor levels in liquid, gas and materials storage tanks;

•	Measure water delivery in agricultural pipelines; and

•	Monitor environmental conditions in agricultural facilities.

•	Communications network. The communications network enables a connection to take place between the fixed or mobile asset and the back-office systems and users of that asset’s data. The proliferation of terrestrial and satellite-based wireless networks has enabled the creation of a variety of M2M data communications applications. Networks that are being used to deliver M2M data include terrestrial communications networks, such as cellular, radio paging and WiFi networks, and satellite communications networks, utilizing low-Earth-orbit or geosynchronous satellites.

•	Back-office application or user. Data collected from a remote asset is used in a variety of ways with applications that allow the end-user to track, monitor, control and communicate with these assets with a greater degree of control and with much less time and expense than would be required to do so manually.

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

Shippers and transportation companies which require refrigerated or cold chain transportation capabilities over rail, trucking or sea transport have an increasing need to track and monitor environmental conditions of cargo, and the market opportunity to control and monitor refrigeration systems is an important market. It is also one that could grow further if future regulations require these capabilities.

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

Since the heavy equipment market is dominated by a small number of OEMs, M2M data communications service providers targeting this market segment focus on building relationships with these OEMs, such as Caterpillar, Komatsu, Hitachi and Volvo. There are also a number of manufacturers in large underserved markets such as Africa, India and China and a number of additional global brands that are being targeted. These regions countries and brands represent a significant opportunity and ORBCOMM will continue its efforts to expand its reach by obtaining regulatory approval in additional markets.

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

Electrical Grid Monitoring

Utilities are increasingly investing in efforts to better monitor power generation assets and distribution systems to protect assets and improve efficiency in power generation and delivery. This could represent a significant opportunity particularly with increased bandwidth through dual-mode capabilities.

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

We had begun to leverage our investment in AIS technology to resell AIS data collected by our network to other maritime services and governmental agencies which has been interrupted with the loss of our last quick-launch satellite towards the end of the fourth quarter of 2010. Further expansion of the AIS business had been driven by our AIS distribution agreements for commercial purposes, the first of which we signed with Lloyd’s in January 2009. We will continue our efforts to restore commercial-level AIS service in the near term either through the launch of the first of two AIS-only satellites in the second quarter of 2011, or through securing other third-party sources. We will continue to seek to expand our commercial activities with other distribution partners in the future.

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

Products and Services

Our principal products and services are satellite-based data communications services and product sales from subscriber communicators. We also provide terrestrial-based cellular communications services, which consist of reselling airtime using cellular providers’ wireless technology networks, and product sales from cellular wireless SIMS for use with devices or equipment that enable the use of the cellular providers’ wireless networks for data communications.

Our communications services are used by businesses and government agencies that are engaged in tracking, monitoring, controlling, or communicating with fixed or mobile assets globally. Low cost, industrially-rated subscriber communicators are embedded into many different assets for use with our system. These products and services are combined with industry or customer specific applications developed by our VARs, which are sold to their end-user customers.

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

Satellite AIS data services

AIS is a shipboard broadcast system that transmits a vessel’s identification and position to aid navigation and improve maritime safety. The International Maritime Organization has mandated the use of AIS on all Safety of Life at Sea (SOLAS) vessels, which are vessels over 300 tons. Current terrestrial-based AIS systems provide only limited shore-based coverage and are not able to provide global open ocean coverage. Using a satellite communications system, customers can gain access to AIS data well beyond coastal regions in a cost effective and timely fashion.

The following table sets forth selected customers, representative applications and the benefits of such applications for each of our addressed markets:

Market	Select Customers/End-Users	Representative Applications	Key Benefits

Commercial transportation	• ID Systems • Volvo Construction Equipment • XATA Corporation • StarTrak	• Position, speed and heading reporting • Units diagnostic monitoring • Compliance/tax reporting • Cargo monitoring • Refrigerated systems control • Boundary (geofencing) notification	• Improve fleet productivity and profitability • Enable efficient, centralized fleet management • Ensure safe delivery of shipping cargo • Allow real-time tracking of unit maintenance requirements

Heavy equipment	• Caterpillar, Inc. • Hitachi Construction. Machinery Co., Ltd • Komatsu Ltd. • Volvo Construction Equipment • Doosan Infracore America	• Position reporting • Unit diagnostic monitoring • Usage tracking • Emergency notification	• Improve fleet productivity and profitability • Allow OEMs to improve planning and scheduling of preventative maintenance and spare parts needs of their customers

Fixed asset monitoring	• American Innovations, Ltd. • Automata, Inc. • ID Systems • Pioneer Hi-Bred International • High Tide Technologies	• Unit diagnostic monitoring • Usage tracking • Systems control • Automated meter reading • Cathodic Protection • Irrigation monitoring • Flow monitoring	• Provide method for managing, controlling, and collecting data from remote sites • Improve maintenance services productivity and profitability

Marine vessels	• Recreational boaters* • Skymate, Inc. • Atlantic Electronics • Commercial fishing fleets	• Position reporting • Two-way messaging • Unit diagnostic monitoring • Weather reporting	• Ensure vessel compliance with regulations • Create a low cost information channel to disseminate critical weather and safety information • Sea surface temperature reporting

Government and homeland security/AIS	• National Oceanic and Atmospheric Administration* • U.S. Customs and Border Protection* • U.S. Marine Corps* • Lloyd’s Register-Fairplay Ltd.	• Container tracking • Environmental monitoring • Satellite-based Automatic Identification System (AIS) data services • Border monitoring • Vehicle tracking • Vessel Tracking	• Provide efficient monitoring of changing environmental conditions • Address increasing need to monitor vessels in U.S. waters • Minimize security threats and secure border

*	Represents an end-user from which we directly derive revenue through VARs or other resellers.

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

Wireless subscriber identity modules (SIMS)

Our subsidiary, ORBCOMM Terrestrial LLC, markets and sells cellular wireless subscriber identity modules, or SIMS which are purchased from the cellular wireless providers and sold to resellers.

Customers

We market and sell our products and services directly to OEM and government customers and indirectly through VARs, IVARs, international licensees and country representatives. In 2010, Komatsu, Caterpillar, Hitachi and AI accounted for 13.1%, 12.8%, 11.3% and 11.7% of our revenues for fiscal 2010, respectively.

Revenues in Foreign Geographic Areas

Revenues in Japan represented approximately 14% and 10% of our consolidated revenues in 2010 and 2009, respectively. No other foreign geographic area accounted for more than 10% of our consolidated revenues.

Key Strategic Relationships

Asset Intelligence, a subsidiary of I.D. Systems, Inc.

We have a significant customer relationship with AI that provides access to a wide array of sales channels and extends to several businesses that are dedicated to M2M data communications application that use our M2M data communications system. All of these businesses directly or indirectly sell applications utilizing our M2M data communications services. As a result, AI has a number of different sales channels for the distribution of our asset monitoring and tracking products either to third party end-users or to other businesses of AI who are end-users.

We entered into the Services Agreement (the “Services Agreement”) with AI with a term of January 1, 2009 through December 31, 2013, pursuant to which we agreed with AI to expand the scope of services provided or that may in the future be provided to AI to include other satellite, cellular or dual mode (cellular plus satellite) data communications services, in addition to the low-earth-orbit-satellite-based data communication services (the “Low-Earth Services”) under the IVAR Agreement.

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

StarTrak Systems, LLC.

On February 23, 2011, we entered into an Asset Purchase Agreement with Alanco to purchase substantially all of the assets of StarTrak Systems, LLC an innovator and leading provider of tracking, monitoring and control services for the refrigerated transport market. The acquisition of the StarTrak business supports ORBCOMM’s growth strategy. We expect to enhance and expand StarTrak’s leadership position in delivering benefits in efficiency, predictability and quality of refrigerated or cold chain management operations, and use this to create a global technology platform to transfer capabilities across new and existing vertical markets. We believe this will help deliver complementary products to our channel partners and resellers worldwide, with the potential opportunity to drive new subscribers to our global communications network. We also expect to leverage StarTrak’s capabilities with other resellers to continue to drive down development cycle time and enhance the end user experience, and build on benefits from our new constellation.

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

International licensees and country representatives.  We generally market and distribute our services outside the United States and Canada primarily through international licensees and country representatives. We rely on these third parties to establish business in their respective territories, including obtaining and maintaining necessary regulatory and other approvals, as well as managing local VARs. In addition, we believe that our international licensees and country representatives, through their local expertise, are able to operate in these territories in a more efficient and cost-effective manner. We currently have agreements covering over 100 countries and territories through our multiple international licensees and country representatives. As we seek to expand internationally, we expect to continue to enter into agreements with additional international licensees and country representatives, particularly in Asia and Africa. International licensees and country representatives are generally required to make the system available in their designated regions to VARs and IVARs.

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

Terrestrial tower-based networks

While terrestrial tower-based networks are capable of providing services at costs comparable to ours, they lack seamless global coverage. Terrestrial coverage is dependent on the location of tower transmitters, which are generally located in densely populated areas or heavily traveled routes. Several data and messaging markets, such as long-haul trucking, railroads, oil and gas, agriculture, utility distribution, and heavy construction, have significant activity in sparsely populated areas with limited or no terrestrial coverage. In addition, there are many different terrestrial systems and protocols, so service providers must coordinate with multiple carriers to enable service in different coverage areas. In some geographic areas, terrestrial tower-based networks have gaps in their coverage and may require a back-up system to fill in such coverage gaps. Beginning in 2007 and continuing today, we have entered into re-seller agreements with several major cellular wireless providers in the U.S. and the rest of the world to provide terrestrial communications services to our customers who want these services, in either single mode or dual mode configurations, using the wireless communications networks of these cellular wireless providers.

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

Research and Development

We are able to minimize our research and development costs by leveraging the investments made by our VAR’s and IVAR’s. See sales marketing and distribution. We have incurred no research and development costs in 2010 and 2009.

Backlog

We have no significant backlog for hardware sales as of December 31, 2010 and 2009 as we divested our hardware subsidiary in August 2010.

We have “pre-bill backlog”, which represents subscriber communicators activated at the customer’s request for testing prior to putting the units into actual service, was 50,381 units as of December 31, 2010, as compared with a pre-bill backlog of 37,858 as of December 31, 2009. We believe that the majority of units that comprise our pre-bill backlog will be billable within a one-year period. We are not able to determine pre-bill backlog in dollars because the service costs for each subscriber communicator varies by customer.

Orbcomm Communications System

Overview

Our data communications services are provided by our proprietary two-way satellite system, which is designed to provide “near-real-time” and “store-and-forward” communication to and from both fixed and mobile assets around the world. We also provide terrestrial cellular wireless data communications services through reseller agreements with cellular wireless providers.

Our system has three operational segments:

•	The space segment, which consists of a constellation of 27 operational satellites in multiple orbital planes between 435 and 550 miles above the Earth (four primary planes of five to eight satellites each) operating in the VHF band;

•	The ground and control segment, which consists of sixteen gateway earth stations, three regional gateway control centers, a network control center in Dulles, Virginia including a redundant backup control center in the state of Washington, through which data sent to and from satellite subscriber communicators are routed, including a communications node for terrestrial services through which data sent to and from terrestrial units are routed; and

•	The subscriber segment, which consists of satellite subscriber communicators and cellular terrestrial units, or wireless modems incorporating SIMS used by end-users to transmit and receive messages to and from their assets and our system.

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

When a satellite is in view of and connected to a gateway earth station at the time it receives data from a subscriber communicator, a transmission is initiated to transfer the data in what we refer to as “near-real-time“mode”. In this “near-real-time” mode, the data is passed immediately from a subscriber communicator to a satellite and onto the gateway earth station to the appropriate control center for routing to its final destination. When a satellite is not immediately in view of a gateway earth station, the satellite switches to a store-and-forward mode to accept data in “GlobalGram” format. These GlobalGrams are short messages (consisting of data of up to approximately 120 bytes) and are stored in a satellite until it can connect through a gateway earth station to the appropriate control center. The automatic mode-switching capability between near-real-time service and GlobalGram service allows the satellite network to be available to the satellite subscriber communicators worldwide regardless of their location.

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

System Status

Coast Guard Demonstration (“CDS”) and Quick-Launch Satellites

On June 19, 2008, the CDS and five quick-launch satellites were launched. Due to continued delays associated with construction completion, the final quick-launch satellite #6 was to be retained for a future launch. In September

2010, we recorded a non-cash impairment charge of $6.5 million to write-off quick-launch satellite #6 after entering into a settlement agreement with OHB in connection with the contracts to build and deploy the satellites that were launched in June 2008, along with signing the new AIS Satellite Deployment and License Agreement. The decision to write-off quick-launch satellite #6 instead of completing it was based on our determination that completion of the construction and launch of this satellite would not be cost effective.

During 2009, we lost communications capability with three of the quick-launch satellites and the CDS satellite.

In August 2009, the remaining two quick-launch satellites in service were providing limited ORBCOMM messaging and worldwide AIS services. The similarity of these satellites to the failed satellites in 2009 significantly reduced their expected useful lives. As a result, the two remaining quick-launch satellites were fully depreciated as of December 31, 2009.

On June 22, 2010, one of the two remaining quick-launch satellites experienced a power system anomaly which resulted in loss of contact with the satellite. This satellite was covered as a part of our insurance settlement received in December 2009 as it was considered a constructive total loss under our insurance policy.

Toward the end of the fourth quarter of 2010, we lost communications with the last remaining quick-launch satellite. This satellite was covered as a part of our insurance settlement received in December 2009 as it was considered a constructive total loss under our insurance policy. As a result, our AIS service has been interrupted. We will continue our efforts to restore commercial-level AIS satellite service in the near term either through the launch of the first of two AIS-only satellites scheduled for the second quarter of 2011, or through securing other third-party sources.

The loss of the two remaining quick-launch satellites can result in longer latencies in transmitting ORBCOMM messaging traffic, but is not otherwise expected to have a material adverse effect on the provision of ORBCOMM messaging service as these satellites were not providing full operational ORBCOMM messaging services.

Next-Generation Satellite Launch

On May 5, 2008, we entered into an agreement with Sierra Nevada Corporation (“SNC”) to construct our eighteen low-earth-orbit next-generation satellites. SNC will also provide launch support services, a test satellite (excluding the mechanical structure), a satellite software simulator and the associated ground support equipment. Further, we have the option, exercisable at any time until the third anniversary of the execution of the agreement, to order up to thirty additional satellites substantially identical to the initial order of eighteen satellites. The total contract price is $117.0 million, excluding any optional satellites or task order, subject to price reductions for failure to achieve certain milestones.

On August 31, 2010, we entered into two task order agreements with SNC in connection with the procurement agreement dated May 5, 2008. Under the terms of the launch vehicle changes task order agreement, SNC will perform the activities to launch eighteen of our next-generation satellites on a SpaceX Falcon 1e or Falcon 9 launch vehicle. The total price for the launch activities is cost reimbursable up to $4.1 million less a credit of $1.5 million, which services are cancellable by us with the unused credit applied to other activities under our agreement with SNC. Under the terms of the engineering change requests and enhancements task order agreement, SNC will design and make changes to each of the next-generation satellites in order to accommodate an additional payload-to-bus interface. The total price for the engineering changes requests is cost reimbursable up to $0.3 million. Both task order agreements are payable monthly as the services are performed, provided that with respect to the launch vehicle changes task order agreement, the credit in the amount of $1.5 million will first be deducted against amounts accrued thereunder until the entire balance is expended.

On August 28, 2009, we entered into commercial launch services agreement (the “LSA”) with Space Exploration Technologies Corp. (“SpaceX”) pursuant to which SpaceX will provide launch services (the “Launch Services”) using multiple SpaceX Falcon 1e launch vehicles for the carriage into low-Earth-orbit our 18 next-generation satellites currently being constructed by SNC. Under the LSA, SpaceX will also provide us satellite-to-launch vehicle integration and support services, as well as certain related optional services. We anticipate that the Launch Services will be performed between the third quarter of 2011 and first quarter of 2014, subject to certain rights of ours and SpaceX to reschedule any of the particular Launch Services as needed. The LSA also provides us the option to procure, prior to each Launch Service, reflight launch services whereby in the event the applicable Launch Service results in a failure due to the SpaceX launch vehicle, SpaceX will provide comparable reflight launch services at no additional cost to us beyond the initial option price for such reflight launch services. We and SpaceX are in discussions to provide launch services on multiple Falcon 9 launch vehicles in lieu of multiple Falcon 1e launch vehicles. Based on these changed circumstances, we have revised our next-generation satellite deployment plan. We currently intend to use a Falcon 9 launch vehicle to carry the first two next-generation satellites into orbit later this year. This launch will be followed by at least two additional launches for the sixteen other next-generation satellites that SNC is currently producing. Our most recent March 21, 2008, modification to our FCC satellite constellation license authorized us to deploy the eighteen next-generation satellites that SNC is currently producing in three orbital planes of six satellites each. Accordingly, we will shortly be filing an application requesting the necessary FCC approval to modify our satellite constellation license to accommodate our recently revised next-generation satellite deployment plan.

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

Through a series of launches, we intend to replenish the existing constellation of satellites with 18 next-generation satellites with increased communications capabilities and our AIS payload, which, depending on the capabilities of the replacement satellites, may require fewer satellites than we currently have. In addition, we have requested SNC to extend the deadline to exercise options to order additional satellites if the market demands such an increase or if lower latencies are required or to mitigate a launch failure.

AIS Satellite Deployment and License Agreement

On September 28, 2010, we entered into an AIS Satellite Deployment and License Agreement (the “AIS Satellite Agreement”) with OHB-System AG (“OHB”) pursuant to which OHB, through its affiliate Luxspace Sarl (“LXS”), will (1) design, construct, launch and in-orbit test two AIS microsatellites and (2) design and construct the required ground support equipment. Under the AIS Satellite Agreement, we will receive exclusive licenses for all data (with certain exceptions as defined in the AIS Satellite Agreement) collected or transmitted by the two AIS microsatellites (including all AIS data) during the term of the AIS Satellite Agreement and nonexclusive licenses for all AIS data collected or transmitted by another microsatellite expected to be launched by LXS.

The AIS Satellite Agreement provides for milestone payments totaling $2.0 million (inclusive of in-orbit testing) subject to certain adjustments. Payments under the AIS Satellite Agreement began upon the execution of the agreement and continue upon successful completion of each milestone through to the launch of the two AIS microsatellites, currently scheduled for the second quarter of 2011 and late 2011. In addition, to the extent that both AIS microsatellites are successfully operating after launch, we will pay OHB lease payments of up to $0.5 million, subject to certain adjustments, over thirty-six months.

First Generation Satellite Health

The majority of our current satellite fleet was put into service in the late 1990s and has an estimated operating life of approximately nine to twelve years after giving effect to certain operational changes and software updates. We believe that our satellite performance remains stable and sufficient for the use of our customers. Our satellite availability, or the percentage of time that an operational satellite is available to pass commercial traffic, was 92.4% in 2010. Twenty of the operational satellites have aggregate average availability over 98.7%. With the high probability of several satellites in view at any one time, especially in the primary coverage area, and the constant motion of the satellites, the time an operational satellite is unavailable is relatively insignificant. We consider a satellite “operational” unless it can no longer provide any communications service, and we determine that further recovery efforts are not expected to return it to service.

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

Gateway Health

The gateway earth stations in the United States are performing well. We continue to perform infrastructure upgrades including software upgrades which improved power conditioning and remote monitoring. In general, our international gateway control centers are stable. Our gateway control centers all regularly exceeded 98% availability on a month-to-month basis. The majority of the international gateway earth stations are performing well. In 2010, the international gateway earth stations located in South America and Kazakhstan experienced intermittent outages. We refurbished and replaced numerous components at the Kazakhstan gateway earth station which has resolved the intermittent outages. In 2011, we expect to perform similar refurbishment activities at the South American gateway earth station. Lastly, in August 2010, we completed the installation of a new gateway earth station in South Africa. Since installation, this gateway earth station has an availability of over 99%.

Network Capacity

We continue to conduct analyses to investigate the utilization of our communication channels. Various metrics were used in evaluating the different elements of the communication protocol. The efficiency of the satellites’ random access subscriber receivers is measured as the ratio of successfully received inbound communication packets to the number of assignments made to subscriber communicators. In the beginning of 2006, the average value of this ratio was approximately 30%, which is lower than the expected ratio of between 60% and 80%. Throughout 2006 and 2007, a number of improvements were made to raise and maintain this performance ratio to over 60%. Several modifications also were made in 2007 that impacted satellite capacity directly, resulting in a substantial increase in throughput capability. In 2008, logic was implemented on the satellites to prioritize the information transmitted to subscribers, resulting in more timely completion of transactions and fewer message retries. Later that year, we reallocated the duty cycle tasking on the satellite subscriber receivers, effectively increasing the capacity by 11%. More recently, our engineers have made substantial improvements to the satellites’ traffic management capabilities with the rollout of a Dynamically Assured Message Performance (DAMP) system. This system enables the satellites to autonomously and actively manage the timing of message transmissions, leading to a throughput increase of over 40% in the random access receivers during heavy loading. Finally, two significant increases to the subscriber reservation capacity have been made thus far in 2011; (1) subscriber reservation assignments are now prioritized to optimize the likelihood of successful completion on the first attempts, netting an additional 30% in reservation receiver capacity and (2) eliminated excess guard time between reservation assignments has added another 15% to 20% to the reservation receiver capacity. It should be noted that failed messaging transactions do not result in lost messages, but do require subscriber communicators to re-initiate message transmissions. For the user, such instances could translate into message delays.

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

Pursuant to an application we filed on May 31, 2007, the Space Segment License was most recently modified by the FCC on March 21, 2008, and currently authorizes the operation of the first generation ORBCOMM satellites, the construction, launch and operation a total of 24 ORBCOMM next-generation replacement satellites, as well any required construction, launch an operation during the term of the license of additional technically identical replacement satellites. The March 21, 2008, Space Segment License modification authorized us to deploy the eighteen next-generation satellites that SNC is currently producing into three orbital planes of six satellites each. Based on changed circumstances relating inter alia to launch vehicle availability, we have recently revised our next-generation satellite deployment plan. Accordingly, we will shortly be filing an application requesting the necessary FCC approval to modify our Space Segment License to accommodate our recently revised next-generation satellite deployment plan.

We believe that our system is currently in full compliance with all applicable FCC rules, policies, and license conditions. We also believe that we will continue to be able to comply with all applicable FCC requirements, but we cannot assure you that it will be the case. Although the FCC has been positively disposed thus far towards granting our applications for license modifications, there can be no assurance that the FCC will in fact grant the application we intend to shortly file to modify our satellite constellation license to accommodate our recently revised next-generation satellite deployment plan. Additionally, there can be no assurance that, to the extent that any other modification of our FCC licenses may be required in the future to address changed circumstances, that any related FCC applications we may file will be granted on a timely basis, or at all. If the FCC revokes or fails to renew our FCC licenses, or does not grant any future application we file to modify one or more of our licenses, or if we fail to satisfy any of the conditions of our FCC licenses, any such circumstance could have a material adverse impact on our business. Finally, our business could be adversely affected by the adoption of new laws, policies or regulations, or changes in the interpretation or application of existing laws, policies and regulations that modify the present regulatory environment.

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

Non-U.S. gateway earth stations

To date, in addition to those in the United States, gateway earth stations have been authorized and deployed in Argentina, Australia, Brazil, Curaçao, Italy, Japan, Kazakhstan, Malaysia, Morocco, South Africa, and South Korea. Gateway earth stations are generally licensed on an individual facility basis. This process normally entails radio frequency coordination within the country of operation for the specific frequencies to be used in the designated geographic location of the subject gateway earth station. This domestic frequency coordination is in addition to any international coordination that may be required, as determined by the proximity of the gateway earth station location to foreign borders (see “— International Regulation of Our System”). Based on the best available information, we believe that each of the above-listed gateway earth stations authorizations is sufficient for the provision of our commercial services in the areas served by the relevant facilities. We will need additional gateway earth station authorizations in other countries as we install additional gateway earth stations around the world.

Equipment standards

Each manufacturer of the applicable subscriber communicator is contractually responsible to obtain and maintain the governmental authorizations necessary to operate their subscriber communicators in each jurisdiction. Most countries generally require all radio transmission equipment used within their borders to comply with operating standards that may include specifications relating to required minimum acceptable levels for radiated power, power density and spurious emissions into adjacent frequency bands not allocated for the intended use. Technical criteria established by telecommunications equipment standards issued by the FCC and/or the European Telecommunications Standards Institute, or ETSI, are generally accepted, and/or closely duplicated by domestic equipment approval regulations in most countries. To the best of our knowledge, all current models of subscriber communicators comply with established FCC and ETSI standards.

International Regulation of our System

Our use of certain orbital planes and related system radio frequency assignments, as licensed by the FCC, is subject to the frequency coordination and registration process of the International Telecommunication Union, or ITU. In order to protect satellite systems from harmful radio frequency interference from other satellite communications systems, the ITU maintains a Master International Frequency Register, or MIFR, of radio frequency assignments and their associated orbital locations. Each ITU member state (referred to as an administration) is required by treaty to give notice of, coordinate and register its proposed use of radio frequency assignments and associated orbital locations with the ITU’s Radio communication Bureau.

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

Employees

As of December 31, 2010, we had 99 full-time employees. Our employees are not covered by any collective bargaining agreements and we have not experienced a work stoppage since our inception. We believe that our relationship with our employees is good.

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

Executive Officers of the Registrant

Certain information regarding our executive officers is provided below:

Name	Age	Position(s)

Marc J. Eisenberg	44	Chief Executive Officer and President
Robert G. Costantini	51	Executive Vice President and Chief Financial Officer
John J. Stolte, Jr.	51	Executive Vice President — Technology and Operations
Christian G. Le Brun	43	Executive Vice President and General Counsel
Brian J. Bell	44	Executive Vice President — Sales and Marketing

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

Christian G. Le Brun is our Executive Vice President and General Counsel, a position he has held since March 31, 2008. From April 2005 to March 30, 2008, Mr. Le Brun was our Senior Vice President and General Counsel. Prior to joining ORBCOMM, from 1999 to 2005, Mr. Le Brun was an attorney with Chadbourne & Parke LLP, where he oversaw a broad range of transactions, including mergers, acquisitions, divestitures, corporate restructurings and work-outs, as well as debt and equity financing arrangements involving publicly-held and private companies. In addition, from 1994 to 1999, he was a corporate attorney with Pullman & Comley, LLC. Mr. Le Brun is a member of the bar of New York.

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

Recent global economic conditions, including concerns about a recurring global recession, tightening of credit and capital markets and failures or material business deteriorations of financial institutions and other entities, have resulted in unprecedented government intervention in the U.S., Europe and other regions of the world. In addition, the market turmoil and tightening of credit have led to lack of customer confidence, increased market volatility and a reduction of general business activity. If these conditions recur or worsen, risks to us include:

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

Our ability to successfully implement our business plan will also depend on a number of other factors, including:

•	our ability to maintain the health, capacity and control of our existing satellite network;

•	the ability of our vendors to successfully complete the design, build and launch of our next-generation satellites and related ground infrastructure, products and services and, once launched, our ability to maintain the health, capacity and control of such satellite constellation;

•	the level of market acceptance and demand for our products and services;

•	our ability to introduce innovative new products and services that satisfy market demand;

•	our ability to sell our products and services in additional countries;

•	the ability of our OEMs, VARs and IVARs to market and distribute their products, services and applications effectively and their continued development of innovative and improved solutions and applications for our products and services;

•	our ability to restore commercial-level AIS satellite service in the near term either through the launch of the first of two AIS-only satellites scheduled in the second quarter of 2011, or through securing other third-party sources;

•	the effectiveness of our competitors in developing and offering similar services and products; and

•	our ability to maintain competitive prices for our products and services and control costs.

We have incurred substantial operating losses and are incurring net losses. We anticipate additional future losses. We must increase our revenues to become profitable.

We have had annual net losses since our inception, including a net loss of $5.2 million for fiscal year 2010 and at December 31, 2010, we had an accumulated deficit of $76.6 million. Our future results will continue to reflect significant operating expenses, including expenses associated with expanding our sales and marketing efforts, maintaining the infrastructure to operate as a public company and the maintenance of existing gateway earth stations and satellite network ground segment facilities. As a result, we may incur additional operating losses and net losses in the future. The continued development of our business also will require additional capital expenditures for, among other things, the development, construction, launch and insurance for our next-generation satellites, and costs relating to the AIS-only satellites and the installation of additional gateway earth stations and associated satellite network ground segment facilities around the world, as well as the maintenance of existing gateway earth stations and satellite network ground segment facilities that we own and operate. Accordingly, as we make these capital investments, our future results will include greater depreciation and amortization expense which reflect the full cost of acquiring these new assets.

In order to become profitable, we must increase revenue. Revenue will depend on the success of our resellers and acceptance of our products and services by end-users in current markets, as well as in new geographic and industry markets and our ability to restore commercial-level AIS satellite service in the near term either through the launch of the first of two AIS-only satellites scheduled for the second quarter of 2011, or through securing other third-party sources. We may not become profitable and we may not be able to sustain such profitability, if achieved.

We may need additional capital to complete our capital expenditure plans, which may not be available to us when we need it on favorable terms, or at all. Our next-generation satellites may not be completed on time, and the costs associated with it may be greater than expected.

If our future cash flows from operations are insufficient or if our capital expenditures exceed our spending plans, either in terms of aggregate amount or timing, our existing sources of liquidity, including cash and cash equivalents on hand and cash generated from sales of our products and services may not be sufficient to fund our anticipated operations, capital expenditures (including the deployment of additional satellites), working capital and other financing requirements. If we continue to incur operating losses in the future, we may need to reduce further our operating costs or obtain alternate sources of financing, or both, to remain viable and, in particular, to fund the design, construction, launch and insurance for our next-generation satellites. We cannot assure you that we will have access to additional sources of capital on favorable terms or at all.

We estimate that the aggregate costs associated with the design, building launch and insurance of our next-generation satellites and related infrastructure upgrades will be approximately $200 million, approximately $52 million of which has been paid. We may not complete our next-generation satellites and related infrastructure, products and services on time, on budget or at all. The design, manufacture and launch of satellite systems are highly complex and historically have been subject to delays and cost overruns. The deployment of our next-generation satellites may suffer from delays, interruptions or increased costs due to many factors, some of which may be beyond our control, including:

•	lower than anticipated internally generated cash flows;

•	engineering or manufacturing performance falling below expected levels of output or efficiency;

•	denial or delays in receipt of regulatory approvals or non-compliance with conditions imposed by regulatory authorities;

•	the breakdown or failure of equipment or systems;

•	non-performance by third-party contractors, including the prime system contractor and associated subcontractors;

•	the breakdown or failure of equipment or systems;

•	the inability to license necessary technology on commercially reasonable terms or at all;

•	use of a new or unproven launch vehicle;

•	launch delays or failures or in-orbit satellite failures once launched or the decision to manufacture additional replacement satellites for future launches;

•	labor disputes or disruptions in labor productivity or the unavailability of skilled labor;

•	changes in project scope;

•	additional requirements imposed by changes in laws; and

•	severe weather or catastrophic events such as fires, earthquakes, storms or explosions.

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

Our business plan assumes that potential customers and end-users will accept certain limitations inherent in our system. For example, our satellite system is optimized for small packet, or narrowband, data transmissions, is subject to certain delays in the relay of messages, referred to as latencies, and may be subject to certain line-of-sight limitations between our satellites and the end-user’s subscriber communicator. In addition, our satellite system is not capable of handling voice traffic. Certain potential end-users, particularly those requiring full time, real-time communications and those requiring the transmission of large amounts of data or voice traffic, may find such limitations unacceptable. Furthermore, current satellite-based AIS signal reception systems may not receive all AIS transmission signals on AIS equipped vessels in a given day due to signal collisions and co-channel interference of AIS transmissions, particularly in areas with a high density of AIS equipped vessels such as ports.

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

Competition in the telecommunications industry is intense, fueled by rapid, continuous technological advances and alliances between industry participants seeking to capture significant market share. We face competition from numerous existing and potential alternative telecommunications products and services provided by various large and small companies, including sophisticated two-way satellite-based data and voice communication services and next-generation digital cellular services, such as GSM and 3G, which has influenced the price at which our VARs and other service providers offer our services. The provision of satellite based data services and products are subject to downward price pressure to expand their respective market share. Recently, competition from Iridium, Inmarsat and, to a lesser extent, Globalstar, three global satellite communication services operators, has been increasing with respect to low speed data service. In addition, a continuing trend toward consolidation and strategic alliances in the telecommunications industry could give rise to significant new competitors, and foreign competitors may benefit from government subsidies, or other protective measures, afforded by their home countries. Some of these competitors may provide more efficient or less expensive services than we are able to provide, which could reduce our market share and adversely affect our revenues and business.

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

We have a limited operating history and in early 2009, we commenced the commercialization of our new satellite-based AIS service, which has been interrupted and makes it difficult to evaluate your investment in us.

In early 2009, we commenced the commercialization of our new satellite-based AIS service. All of our six satellites launched with AIS capability have failed and our ability to provide AIS service has been interrupted until we are able to restore commercial-level AIS satellite service in the near term either through the launch of the first of two AIS-only satellites scheduled for the second quarter of 2011, or through securing other third- party sources. Our prospects and ability to implement our current business plan, including our ability to provide commercial two-way data communications service in key markets on a global basis and to generate revenues and positive operating cash flows, will depend on our ability to, among other things:

•	Successfully design, construct, launch, place in commercial service, operate and maintain our AIS payload equipped next-generation satellites in a timely and cost-efficient manner;

•	ability to restore commercial-level AIS satellite service in the near term either through the launch of the first of two AIS-only satellites, or through securing other third party sources;

•	develop licensing and distribution arrangements in key markets within and outside the United States sufficient to capture and retain an adequate customer base;

•	install the necessary ground infrastructure and obtain and maintain the necessary regulatory and other approvals in key markets outside the United States, by our own efforts or through our existing or future international licensees, to expand our business internationally; and

•	successfully attract and maintain manufacturers that provide for the timely design, manufacture and distribution of subscriber communicators in sufficient quantities, with appropriate functional characteristics and at competitive prices, for various applications.

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

The CDS and all of the five quick-launch satellites experienced anomalies that subsequently resulted in a loss of contact with these satellites.

Our plans to extend the operating life of our network are dependent on the health of our satellites and the failure of the CDS and the quick-launch satellites could eventually have a significant impact on the operating life of our network. The continued operation of the remaining two deployed quick-launch satellites was important to us to leverage our work with AIS to then resell AIS data collected by our satellites. In addition, these new satellites were intended to supplement and ultimately replace our existing Plane A satellites and are important to maintain adequate service levels and to provide additional capacity for future subscriber growth. We were relying on these satellites to provide AIS data service. In 2010, we lost communications with the final two quick-launch satellites and our ability to provide AIS service has been interrupted until we are able to procure other AIS services either through the launch of the first of two AIS-only satellites scheduled for the second quarter of 2011, or through securing other third-party sources. See “The ORBCOMM Communications System — System Status” for a description of the status of our communications network.

Our success in generating sufficient cash from operations to fund a portion of the cost of constructing, launching and insuring our next-generation satellites will depend in part on the market acceptance and our ability to restore AIS data service in a timely manner, which may not occur.

In early 2009, we commenced the commercialization of our satellite-based AIS service to receive and report AIS transmissions to be used for ship tracking and other navigational activities. In 2010, the remaining two quick-launch satellites launched with AIS capability failed, and as result our ability to provide AIS service has been interrupted until we are able to restore commercial-level AIS Satellite service in the near term either through the launch of the first of two AIS-only satellites scheduled for the second quarter of 2011, or through securing other third-party sources.

The market for our satellite-based AIS service is new and untested. We cannot predict with certainty the potential demand for the services we plan to offer or the extent to which we will be able to meet that demand. Although we believe the market for satellite-based AIS service is significant, the actual size of the market is unknown and subject to significant uncertainty. Demand for our AIS data service offerings in general, in particular geographic markets, for particular types of services or during particular time periods and our inability to provide AIS service may not enable us to generate sufficient positive cash flow to fund a portion of the cost of our next-generation satellites. Among other things, end-user acceptance of our AIS data service offerings will depend upon:

•	our ability to restore commercial-level AIS Satellite service in the near term either through the launch of the first of two AIS-only satellites, or through securing other third-party sources;

•	the actual size of the addressable market;

•	our ability to provide attractive service offerings at competitive prices to our target markets;

•	the effectiveness of our competitors in developing and offering alternative technologies or lower priced services; and

•	general and local economic conditions.

Our business plan assumes a rapidly growing revenue base for AIS data service. If we cannot implement this business plan successfully and gain sufficient market acceptance for AIS data services, our business, financial condition, results of operations and liquidity could be materially and adversely affected.

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

Because we depend on a few significant customers for a substantial portion of our revenues, the loss or decline or slowdown in growth in business in any of these customers could seriously harm our business.

Significant customers such as the AI subsidiary of I.D. Systems, Inc. (formerly a division of GE), Caterpillar, Komatsu and Hitachi, collectively, represented 48.9% and 52.4% of our revenues in 2010 and 2009, respectively, and are expected to represent a substantial portion of our revenues in the near future. As a result, the loss of any one of these customers, or decline or slowdown in the growth in business of these customers, which could occur at any time, could have a material adverse effect on our business, financial condition and results of operations. In addition, because service revenue depends either partially or entirely on the usage of the ORBCOMM System by our customers and end users, the decline or slowdown in the growth of usage patterns of these customers which could occur at any time and with or without a reduction in the number of billable subscriber communicators activated on the ORBCOMM System by such customers, could have a material adverse effect on our business, financial condition and results of operations.

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

As a result of these difficulties experienced by our international licensees, we have and expect to continue to acquire their operations or gateway earth stations and, where permissible, seek to maintain control of international licensees through majority ownership. Although we have implemented a strategy for the acquisition of certain independent licensees and gateway earth station operators when circumstances permit, we may not be able to continue to implement this strategy on favorable terms and may not be able to realize the additional efficiencies that we anticipate from this strategy. In some regions it is impracticable to acquire the independent gateway earth station operators either because local regulatory requirements or business or cultural norms do not permit an acquisition, because the expected revenue increase from an acquisition would be insufficient to justify the transaction, or because the independent gateway earth station operator will not sell at a price acceptable to us. In those regions, our revenue and profits may be adversely affected if those independent gateway earth station operators do not fulfill their own business plans to increase substantially their sales of services and products.

While expanding our international operations would advance our growth, it would also increase numerous risks, including:

•	difficulties in penetrating new markets due to established and entrenched competitors;

•	difficulties in developing products and services that are tailored to the needs of local customers;

•	lack of local acceptance or knowledge of our products and services;

•	lack of recognition of our products and services;

•	unavailability of or difficulties in establishing relationships with distributors;

•	significant investments, including the development, deployment and maintenance of dedicated gateway earth stations or other ground infrastructure as certain countries require physical gateways within their jurisdiction to connect the traffic coming to and from their territory;

•	instability of international economies and governments;

•	changes in laws and policies affecting trade and investment in other jurisdictions;

•	exposure to varying legal standards, including intellectual property protection and foreign state ownership laws, in other jurisdictions;

•	difficulties in obtaining required regulatory authorizations;

•	difficulties in enforcing legal rights in other jurisdictions;

•	local domestic ownership requirements;

•	changing and conflicting national and local regulatory requirements; and

•	foreign currency exchange rates and exchange controls.

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

Our objective is to establish a worldwide service network, either directly or through independent gateway operators, but to date we have been unable to do so in certain areas of the world and we may not succeed in doing so in the future. We have been unable to find capable independent gateway operators or otherwise obtain regulatory authorizations to install and operate gateway earth stations for several important regions and countries, including China, India, Russia and certain parts of Southeast Asia. This could reduce overall demand for our products and services and reduce the value of our services for potential users who require service in these areas.

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

The development and availability on a timely basis of relatively inexpensive subscriber communicators are critical to the successful commercial operation of our system. Our Japan subsidiary relies on a contract manufacturer, Quake Global, Inc. (“Quake”) to produce subscriber communicators. Our customers may not be able to obtain a sufficient supply of subscriber communicators at price points or with functional characteristics and reliability that meet their needs. An inability to successfully develop and manufacture subscriber communicators that meet the needs of customers and are available in sufficient numbers and at prices that render our services cost-effective to customers could limit the acceptance of our system and potentially affect the quality of our services, which could have a material adverse effect on our business, financial condition and results of operations.

Our business may be materially and adversely affected if ORBCOMM Japan’s relationship with Quake is terminated or modified. If our arrangements with third party manufacturers are, terminated our search for additional or alternate manufacturers could result in significant delays, added expense and an inability to maintain or expand our customer base. Any of these events could require us to take unforeseen actions or devote additional resources to provide our services and could harm our ability to compete effectively.

There are currently two manufacturers of subscriber communicators Quake, and Digi International, which acquired Mobile Applitech’s business. In addition, Sierra Wireless is authorized to manufacture a model of dual-mode subscriber communicator (GSM cellular and ORBCOMM) based on a licensing arrangement with Digi International with respect to the ORBCOMM communications component. If our arrangements with third party manufacturers with Quake or Digi International are terminated or expire, our search for additional or alternate manufacturers could result in significant delays in customers activating subscriber communicators on our communications system, added expense for our customers and our inability to maintain or expand our customer base.

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

Our FCC licenses — a license for the satellite constellation, separate licenses for the four U.S. gateway earth stations and a blanket license for the subscriber communicators — are subject to revocation if we fail to satisfy certain conditions or to meet certain prescribed milestones. Our FCC satellite constellation license is valid until April 2025 and authorizes the continued operation of the first generation ORBCOMM satellites, the construction, launch and operation of a total of 24 ORBCOMM next-generation satellites, as well any required construction, launch and operation during the term of the license of additional technically identical replacement satellites. The U.S. gateway earth station and subscriber communicator licenses will expire in 2020. Renewal applications for the gateway earth station and subscriber communicator licenses must be filed between 30 and 90 days prior to expiration. Although the FCC has been positively disposed thus far towards granting our applications for license renewals, there can be no assurance that the FCC will in fact renew our FCC licenses in the future.

The most recent March 21, 2008, modification of our satellite constellation license authorized us to deploy the eighteen next-generation satellites that SNC is currently producing in three orbital planes of six satellites each. Based on changed circumstances relating inter alia to launch vehicle availability, we have recently revised our next-generation satellite deployment plan. Accordingly, we will shortly be filing an application requesting the necessary FCC approval to modify our satellite constellation license to accommodate our recently revised next-generation satellite deployment plan.

We believe that our system is currently in full compliance with all applicable FCC rules, policies, and license conditions. We also believe that we will continue to be able to comply with all applicable FCC requirements, but we cannot assure you that it will be the case. Although the FCC has been positively disposed thus far towards granting our applications for license modifications and renewals, there can be no assurance that the FCC will in fact grant the application we intend to shortly file to modify our satellite constellation license to accommodate our recently revised next-generation satellite deployment plan. Additionally, there can be no assurance that, to the extent that any modification of our FCC licenses may be required in the future to address changed circumstances, that any related FCC applications we may file will be granted on a timely basis, or at all. If the FCC revokes or fails to renew our FCC licenses, or does not grant any future application we file to modify one or more of our licenses, or if we fail to satisfy any of the conditions of our FCC licenses, any such circumstance could have a material adverse impact on our business. Finally, our business could be adversely affected by the adoption of new laws, policies or regulations, or changes in the interpretation or application of existing laws, policies and regulations that modify the present regulatory environment.

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

The price, terms and availability of insurance have fluctuated significantly since we began offering commercial satellite services. The cost of obtaining insurance can vary as a result of either satellite failures or general conditions in the insurance industry. Insurance policies on satellites may not continue to be available on commercially reasonable terms, or at all. In addition to higher premiums, insurance policies may provide for higher deductibles, shorter coverage periods and additional satellite health-related policy exclusions. An uninsured failure of one or more of our satellites could have a material adverse effect on our financial condition and results of operations. In addition, higher premiums on insurance policies would increase our costs, thereby reducing our operating income by the amount of such increased premiums. Moreover, if we were to determine in the future that the terms of any particular insurance is economically unfavorable or unfeasible after taking into account factors such as cost of the insurance and scope of insurance exclusions and limitations, we may elect to self-insure against losses of such satellites.

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

Our business relies on intellectual property, some of which third parties own and we or our customers may inadvertently infringe upon their patents and proprietary rights.

Many entities, including some of our competitors, currently (or may in the future) hold patents and other intellectual property rights that cover or affect products or services related to those that we or our customers offer. We cannot assure you that we are aware of all intellectual property rights that our products or that of our customers may infringe upon. In general, if a court were to determine that one or more of our products or that of our customers infringes upon intellectual property held by others, we or our customers may be required to cease developing or marketing those products, to obtain licenses from the holders of the intellectual property, or to redesign those products in such a way as to avoid infringing upon others’ patents. We cannot estimate the extent to which we or our customers may be required in the future to obtain intellectual property licenses, or the availability and cost of any such licenses. To the extent that we are required to pay royalties to third parties to whom we are not currently making payments, these increased costs of doing business could negatively affect our profitability or liquidity.

If a competitor holds intellectual property rights, it may not allow us or our customers to use its intellectual property at any price, which could adversely affect our competitive position.

If we become subject to unanticipated domestic or foreign tax or fee liabilities, it could materially increase our costs.

We operate in various tax jurisdictions. We believe that we have complied in all material respects with our obligations to pay taxes in these jurisdictions. However, our position is subject to review and possible challenge by the taxing authorities of these jurisdictions. If the applicable taxing authorities were to challenge successfully our current tax positions, or if there were changes in the manner in which we conduct our activities, or changes in the interpretation or application of existing laws, we could become subject to material unanticipated tax or fee liabilities. We may also become subject to additional tax or fee liabilities as a result of changes in tax laws, which could in certain circumstances, have a retroactive effect.

Our proposed acquisition of the StarTrak Systems business of Alanco Technologies, Inc. (“Alanco”) may expose us to additional risks.

We have entered into an agreement with Alanco and Alanco’s wholly-owned subsidiary, StarTrak Systems, LLC (“StarTrak”), to acquire substantially all of the assets of StarTrak (the “StarTrak Acquisition”). The financing for the StarTrak Acquisition will dilute the interests of our stockholders and will result in an increase in our indebtedness. In addition, the StarTrak Acquisition may entail numerous other risks, including:

•	risks that the closing of the transaction is substantially delayed or that the transaction does not close;

•	difficulties in assimilating the StarTrak operations or products, including the loss of key employees from StarTrak business and disruption to our existing business;

•	diversion of management’s attention from our existing business;

•	the expenses of the proposed transaction;

•	adverse effects on existing business relationships with suppliers and customers; and

•	risks of operating in markets with products, software and services in which we have limited experience.

If the StarTrak Acquisition is consummated, our failure to successfully complete the integration of the StarTrak business could have a material adverse effect on our business, financial condition and operating results.

Risks Related to our Technology

New satellites are subject to launch failures, delays and cost overruns, the occurrence of which can materially and adversely affect our operations and business.

Satellites are subject to certain risks related to failed or delayed launches. Launch failures result in significant delays in the deployment of satellites because of the need both to construct replacement satellites, and to obtain other launch opportunities. Launch delays can be caused by a number of factors, including delays in manufacturing satellites, preparing satellites for launch, securing appropriate launch vehicles or obtaining regulatory approvals. We intend to conduct various satellite launches for our next-generation satellites, and for the AIS-only satellites to replenish existing satellites and to augment the existing constellation in order to expand the messaging capacity of our network and improve the service level of our network. Any launch delays, or launch failures of our additional satellites could result in delays of at least six to nine months from the date of the launch failure until additional satellites under construction are completed and their launches are achieved. Such delays would have a negative impact on our future growth and would materially and adversely affect our business, financial condition and results of operations.

Our satellites have a limited operating life; all of our recently launched satellites have failed and others have degraded over time resulting in increased system latencies. If we are unable to deploy replacement satellites, our services will be harmed and materially adversely affect our operations and business.

The majority of our first-generation satellites were placed into orbit between 1997 and 1999. Our first-generation satellites have an average expected operating life of approximately nine to twelve years after giving effect to certain operational changes and software updates. On June 19, 2008, we launched five of the six quick-launch satellites together with our CDS in a single mission to supplement and ultimately replace our existing Plane A satellites. In addition to supplementing and replacing our first-generation satellites, these satellites were also intended to expand the capacity of our communications system. In 2010, the remaining two quick-launch satellites failed. We were relying on these satellites to provide AIS data service. As a result, our AIS service has been interrupted until we are able to restore commercial-level AIS satellite service in the near term either through the launch of the first of two AIS-only satellites scheduled in the second quarter of 2011, or through securing other third-party sources. These satellite failures combined with the aging of our first generation satellites have resulted in increased system latencies, which have resulted and may continue to result in our customers or potential customers delaying deployments or using a competing wireless data network.

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

In 2008, we entered into an agreement with Sierra Nevada Corporation (“SNC”) to design and manufacture 18 next-generation satellites. In 2009, we entered into a commercial launch services agreement with Space Exploration Technologies Corp. (“SpaceX”) to provide launch services using multiple SpaceX launch vehicles for the carriage into low-Earth orbit of our 18 next-generation satellites being constructed by SNC. Our reliance on these suppliers for their services involves significant risks and uncertainties, including whether our suppliers will provide an adequate supply of required components of sufficient quality, will charge the agreed upon prices for the components or will perform their obligations on a timely basis. If any of our suppliers becomes financially unstable, we may have to find a new supplier. There are a limited number of suppliers for communication satellite components and related services and the lead-time required to qualify a new supplier may take several months. There are only a limited number of suppliers to launch our satellites. There is no assurance that a new supplier will be found on a timely basis, or at all, if any one of our suppliers ceases to supply their services for our satellites or cease to provide launch services.

Any delay or continuing delays in our launch schedule could adversely affect our ability to provide communications services, particularly as the health of our current satellite constellation declines and we could lose current or prospective customers as a result of service interruptions. The loss of any of our satellite suppliers or delay in our launch schedule or any significant increase in costs in our next-generation satellite program could have a material adverse effect on our business, financial condition and results of operations.

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

We have experienced, and may in the future experience, anomalies in some of the categories described above, including with respect to the CDS and five quick-launch satellites. Our ability to continue our efforts to restore commercial-level AIS Satellite service through the launch of the first of two AIS-only satellites schedule in the second quarter of 2011, or through securing other third-party sources, is important to us to leverage our work with AIS to then resell AIS data collected by our satellites, as well as to augment our current satellite constellation. In addition, these new satellites were intended to supplement and ultimately replace our existing Plane A satellites and is important to maintain adequate service levels and to provide additional capacity for future subscriber growth.

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

Our system is exposed to the risks inherent in a large-scale, complex telecommunications system employing advanced technology. Any disruption to our services, information systems or communication networks or those of third parties into which our network connects could result in the inability of our customers to receive our services for an indeterminate period of time. Satellite anomalies and other technical and operational deficiencies of our communications system described in this Annual Report on Form 10-K could result in system failures or reduced levels of service. In addition, certain components of our system are located in foreign countries, and as a result, are potentially subject to governmental, regulatory or other actions in such countries which could force us to limit the operations of, or completely shut down, components of our system, including gateway earth stations or subscriber communicators. Any disruption to our services or extended periods of reduced levels of service could, and increased latencies in our satellite network delivering messages have and could continue to, cause us to lose customers or revenue, result in delays or cancellations of future implementations of our products and services, result in failure to attract customers or could result in litigation, customer service or repair work that would involve substantial costs and distract management from operating our business. The failure of any of the diverse and dispersed elements of our system, including our satellites, our network control center or backup control center, our gateway earth stations, our gateway control centers or our subscriber communicators, to function and coordinate as required could render our system unable to perform at the quality and capacity levels required for success. Any system failures or extended reduced levels of service could reduce our sales, increase costs or result in liability claims and seriously harm our business.

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

Much of the hardware and software we use in operating our gateway earth stations was designed and manufactured over ten years ago and portions are becoming obsolete. As they continue to age, they may become less reliable and will be more difficult and expensive to service, upgrade or replace. Although we maintain inventories of some spare parts, it nonetheless may be difficult or impossible to obtain all necessary replacement parts for the hardware. Our business plan contemplates updating or replacing some of the hardware and software in our network, however, the age of our existing hardware and software may present us with technical and operational challenges that complicate or otherwise make it not feasible to carry out our planned upgrades and replacements, and the expenditure of resources, both from a monetary and human capital perspective, may exceed our estimates. Without upgrading and replacing our equipment, obsolescence of the technologies that we use could have a material adverse effect on our revenues, profitability and liquidity.

Technical or other difficulties with our gateway earth stations could harm our business.

Our system relies in part on the functionality of our gateway earth stations, some of which are owned and maintained by third parties. While we believe that the overall health of the majority of our gateway earth stations remains stable, we have and may continue to experience technical difficulties or parts obsolescence with our gateway earth stations which negatively impact service in the region covered by that gateway earth station. Certain problems with these gateway earth stations have and may continue to reduce their availability and negatively impact the performance of our system in that region. We are also experiencing commercial disputes with the entities that own the gateway earth stations in South America, Korea and Kazakhstan. In 2010, the international gateway earth stations located in South America and Kazakhstan experienced intermittent outages. We refurbished and replaced various components at the Kazakhstan gateway earth station to address the outages. In 2011, we expect to perform similar refurbishment activities at South American gateway earth station. In addition, due to regulatory and licensing constraints in certain countries in which we operate, we are unable to wholly-own or majority-own some of the gateway earth stations in our system located outside the United States. As a result of these ownership restrictions, we rely on third parties to own and operate some of these gateway earth stations. If our relationship with these third parties deteriorates or if these third parties are unable or unwilling to bear the cost of operating or maintaining the gateway earth stations, or if there are changes in the applicable domestic regulations that require us to give up any or all of our ownership interests in any of the gateway earth stations, our control over our system could be diminished and our business could be harmed.

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

We currently lease approximately 7,000, 28,000 and 1,400 square feet of office space in Fort Lee, New Jersey Dulles, Virginia and in Tokyo, Japan. In addition, we currently own and operate nine gateway earth stations at the following locations, six situated on owned real property and three on real property subject to leases:

Gateway	Real Property Owned or Leased	Lease Expiration

St. John’s, Arizona	Owned	n/a
Arcade, New York	Owned	n/a
Curaçao, Netherlands Antilles	Owned	n/a
Rutherglen Vic, Australia	Owned	n/a
Hartebeesthoek, South Africa	Owned	n/a
Kijal, Malaysia	Owned	n/a
Ocilla, Georgia	Leased	March 2013
Kitaura-town, Japan	Leased	March 2012
East Wenatchee, Washington	Leased	Month to Month

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

The following sets forth the high and low sales prices of our common stock, as reported on The Nasdaq Global Market from January 1, 2009 through December 31, 2010:

	High	Low

Year ended December 31, 2010
Quarter ended December 31, 2010	$2.74	$2.20
Quarter ended September 30, 2010	$2.43	$1.64
Quarter ended June 30, 2010	$2.39	$1.75
Quarter ended March 31, 2010	$2.76	$2.02
Year ended December 31, 2009
Quarter ended December 31, 2009	$3.23	$2.04
Quarter ended September 30, 2009	$2.89	$1.49
Quarter ended June 30, 2009	$2.13	$1.25
Quarter ended March 31, 2009	$2.96	$1.16

As of March 11, 2011, there were 458 holders of record of our common stock.

Warrants

During the year ended December 31, 2010, there was no warrant activity.

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

Stock Performance Graph

The graph set forth below compares the cumulative total shareholder return on our common stock between November 3, 2006 (the date of our initial public offering) and December 31, 2010, with the cumulative total result of (i) the Russell 2000 Index and (ii) the NASDAQ Telecommunications Index, over the same period. This graph assumes the investment of $100 on November 3, 2006 in our common stock, the Russell 2000 Index and the NASDAQ Telecommunications Index, and assumes the reinvestment of dividends, if any. The graph assumes the initial value of our common stock on November 3, 2006 was the closing sales price of $7.75 per share.

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

COMPARISON OF 50 MONTH CUMULATIVE TOTAL RETURN*
Among ORBCOMM Inc., The Russell 2000 Index
And The NASDAQ Telecommunications Index

*$100 invested on 11/3/06 in stock or 10/31/06 in index, including reinvestment of dividends. Fiscal year ending December 31.

	11/3/06	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
ORBCOMM Inc.	100.00	113.81	81.16	27.87	34.84	33.42
Russell 2000	100.00	102.97	101.36	67.11	85.35	108.27
NASDAQ Telecommunications	100.00	108.56	120.72	70.53	97.62	107.14

Item 6.	Selected Consolidated Financial Data

The following selected consolidated financial data should be read together with the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes which are included elsewhere in this Annual Report on Form 10-K. We have derived the consolidated statement of operations data for the years ended December 31, 2010, 2009 and 2008 and the consolidated balance sheet data as of December 31, 2010 and 2009 from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. We have derived the consolidated statement of operations data for the years ended December 31, 2007 and 2006 and the consolidated balance sheet data as of December 31, 2008, 2007 and 2006 from our consolidated financial statements, which are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of future results of operations.

	Years Ended December 31,
Consolidated Statement of Operations Data:	2010	2009	2008	2007	2006(1)
	(In thousands, except per share data)

Service revenues	$34,257	$27,143	$23,811	$17,707	$11,542
Product sales	2,419	423	3,498	1,524	235

Total revenues	36,676	27,566	27,309	19,231	11,777

Costs and expenses:
Costs of services	12,683	26,891	9,800	7,982	8,704
Costs of product sales	1,511	260	2,172	683	24
Selling, general and administrative	16,728	17,172	18,879	17,583	15,684
Product development	663	714	643	648	1,224
Gains on customer claims settlements	—	—	(1,368)	—	—
Impairment charges-satellite network	6,509	29,244	—	—	—
Insurance recovery-satellite network	—	(44,250)	—	—	—

Total costs and expenses	38,094	30,031	30,126	26,896	25,636

Loss from operations	(1,418)	(2,465)	(2,817)	(7,665)	(13,859)

Other income	10	110	558	5,074	2,616

Pre-control earnings of consolidated subsidiary	—	—	128	—	—

Loss from continuing operations before income taxes	(1,408)	(2,355)	(2,387)	(2,591)	(11,243)
Income taxes (benefit)	(216)	—	—	—	—

Loss from continuing operations	(1,192)	(2,355)	(2,387)	(2,591)	(11,243)
Income (loss) from discontinued operations(2)	(3,753)	(954)	(1,682)	(998)	28

Net loss	(4,945)	(3,309)	(4,069)	(3,589)	(11,215)
Less: Net income attributable to the noncontrolling interests(3)	224	130	471	—	—

Net loss attributable to ORBCOMM Inc.	$(5,169)	$(3,439)	$(4,540)	$(3,589)	$(11,215)

Net loss applicable to common shares	$(5,169)	$(3,439)	$(4,540)	$(3,589)	$(29,646)

Per share information-basic and diluted:
Loss from continuing operations	$(0.04)	$(0.06)	$(0.07)	$(0.07)	$(2.80)
Income (loss) from discontinued operations	(0.09)	(0.02)	(0.04)	(0.02)	0.00

Net loss attributable to ORBCOMM Inc.	$(0.13)	$(0.08)	$(0.11)	$(0.09)	$(2.80)

Weighted average common shares outstanding:
Basic and diluted	42,586	42,404	41,984	39,706	10,601

	As of December 31,
	2010	2009	2008	2007	2006
	(In thousands)

Cash and cash equivalents	$17,026	$65,292	$75,370	$115,587	$62,139
Marketable securities	67,902	26,145	—	—	38,850
Working capital	81,810	85,572	67,236	106,716	100,887
Satellite network and other equipment, net	71,684	73,208	92,772	49,369	29,079
Intangible assets, net	1,114	2,600	4,086	5,572	7,058
Total assets	171,469	181,059	191,367	181,823	148,093
Note payable — related party	1,416	1,398	1,244	1,170	879
Total equity(3)	158,119	160,918	163,051	160,849	128,712

(1)	On November 8, 2006, we completed our initial public offering of 9,230,800 shares of common stock at a price of $11.00 per share. After deducting underwriting discounts and commissions and offering expenses we received proceeds of approximately $89.5 million. From these net proceeds we paid accumulated and unpaid dividends totaling $7.5 million to the holders of Series B preferred stock, a $3.6 million contingent purchase price payment relating to the acquisition of our interest in Satcom International Group plc and $10.1 million to the holders of Series B preferred stock in connection with obtaining consents required for the conversion of the Series B preferred stock into common stock. All outstanding shares of Series A and B preferred stock automatically converted into 21,383,318 shares of common stock.

(2)	The amounts reflected above have been recast to reflect all adjustments necessary to present the assets, liabilities and the related results of operations of Stellar as discontinued operations.

(3)	In 2008, amounts have been recast for noncontrolling interests.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We operate a global commercial wireless messaging system optimized for narrowband communications. Our system consists of a global network of 27 low-Earth orbit, or LEO, satellites and accompanying ground infrastructure. Our two-way communications system enables our customers and end-users, which include large and established multinational businesses and government agencies, to track, monitor, control and communicate cost-effectively with fixed and mobile assets located anywhere in the world. We also provide terrestrial-based cellular communication services through reseller agreements with major cellular wireless providers. Currently, our agreements with major cellular providers include GSM and CDMA offerings in the United States and GSM services with significant coverage worldwide. These terrestrial-based communication services enable our customers who have higher bandwidth requirements to receive and send messages from communication devices based on terrestrial-based technologies using the cellular providers’ wireless networks as well as from dual-mode devices combining our satellite subscriber communicators with devices for terrestrial-based technologies. As a result, our customers are now able to integrate into their applications a terrestrial communications device that will allow them to send and receive messages, including data intensive messaging using the cellular providers’ wireless networks.

Our products and services enable our customers and end-users to enhance productivity, reduce costs and improve security through a variety of commercial, government, and emerging homeland security applications. We enable our customers and end-users to achieve these benefits using a single global satellite technology standard for machine-to-machine and telematic, or M2M, data communications. Our customers have made significant investments in developing ORBCOMM-based applications. Examples of assets that are connected through our M2M data communications system include trucks, trailers, railcars, containers, heavy equipment, fluid tanks, utility meters, pipeline monitoring equipment, marine vessels, and oil wells. Our customers include original equipment manufacturers, or OEMs, such as Caterpillar Inc., (“Caterpillar”), Doosan Infracore America, Hitachi Construction Machinery Co., Ltd., (“Hitachi”), Hyundai Heavy Industries, Komatsu Ltd., (“Komatsu”), The Manitowoc Company and Volvo Construction Equipment. In addition, we market our services through a distribution network of vertical market technology integrators known as VARs and IVARs, such as StarTrak, AI, XATA Corporation and American Innovations, Ltd., and U.S. government agencies.

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

As of December 31, 2010, we had approximately 575,000 billable subscriber communicators activated on our communications system compared to approximately 515,000 billable subscriber communicators as of December 31, 2009, an increase of approximately 11.6%.

Satellite replenishments

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

Next-Generation Satellites

Through a series of launches, we intend to replenish the existing constellation of satellites with 18 next-generation satellites, which depending on the capabilities of the replacement satellites, may require fewer satellites than we currently have. In addition, we have required SNC the manufacturer for our next-generation satellites to extend the deadline to exercise options to order additional satellites if the market demands such an increase or if lower latencies are required or to mitigate a launch failure.

We intend to launch 18 next-generation satellites equipped with increased communications capabilities and our AIS payload currently being constructed by SNC with the first of several launches using multiple SpaceX launch vehicles based on our agreement with SpaceX, our launch service provider. We anticipate that the launch services will be performed between the third quarter of 2011 and first quarter of 2014, subject to certain rights of us and the launch service provider to reschedule any of the following launch services as needed. The agreement also provides us the option to procure, prior to each launch service, reflight launch services whereby in the event the applicable launch service results in a failure due to the SpaceX launch vehicle, our launch service provider will provide comparable reflight launch services at no additional cost to us beyond the initial option price for such reflight launch services.

AIS microsatellites

On September 28, 2010, we entered into an AIS Satellite Agreement with OHB pursuant to which OHB, through its affiliate LXS, will (1) design, construct, launch and in-orbit test two AIS microsatellites and (2) design and construct the required ground support equipment. Under the AIS Satellite Agreement, we will receive exclusive licenses for all data (with certain exceptions as defined in the AIS Satellite Agreement) collected or transmitted by the two AIS microsatellites (including all AIS data) during the term of the AIS Satellite Agreement and nonexclusive licenses for all AIS data collected or transmitted by another microsatellite expected to be launched by LXS. LXS plans to launch the first of two AIS microsatellites scheduled for the second quarter of 2011 then followed by the second AIS microsatellite late in 2011.

Satellite impairments and insurance recovery

On June 19, 2008, the Coast Guard demonstration satellite and five quick-launch satellites were launched. Due to continued delays associated with the construction of the final quick-launch satellite #6, we were retaining it for future deployment. Since launch, communications capability for all of the quick-launch satellites and the Coast Guard demonstration satellite has been lost, and we impaired the full cost of quick-launch satellite #6 as described below.

In August 2009, we placed the remaining two quick-launch satellites in service for which we maintained communications capability. These satellites were providing limited ORBCOMM messaging and worldwide AIS services. The similarity of these satellites to the failed satellites described below significantly reduced their expected useful lives to three and five months.

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

On August 7, 2009, another quick-launch satellite experienced a power system anomaly. Subsequently, on August 24, 2009, the Coast Guard demonstration satellite also experienced an anomaly with its power system. These anomalies resulted in a loss of contact with the satellites. A non-cash impairment charge to write-off the cost of these satellites of $14.8 million was recorded resulting in a total impairment charge of $21.9 million that was recognized during the third quarter of 2009. During the quarter ended December 31, 2009, we recorded an additional non-cash impairment charge of $0.3 million.

We purchased an in-orbit insurance policy that covers the total loss or constructive total loss of the Coast Guard demonstration satellite and five quick-launch satellites during the coverage period that ended on June 19, 2009. Under the terms of the policy, a satellite that does not meet the working satellite criteria constitutes a constructive total loss of that satellite for insurance purposes. The in-orbit insurance was subject to certain exclusions including a deductible under which no claim is payable under the policy for the first satellite to suffer a constructive total loss or total loss.

We filed a claim under our in-orbit insurance policy for all six satellites as either a total loss or constructive total loss. The total loss claim was for the one satellite that suffered a power system failure resulting in loss of contact in February 2009, and the constructive total loss claim for each of the other five satellites was on the basis that these satellites did not meet the working satellite criteria stated in the policy. The maximum amount recoverable by us under the policy from third party insurers for all six satellites covered by the policy was $50.0 million, after taking into account the one-satellite deductible, under which no claim is payable for the first satellite to suffer a constructive total loss or total loss, and less any salvage value that can be established for the insured satellites.

On December 10, 2009, we entered into a settlement and release agreement with the third party insurers to settle any and all claims relating to the Coast Guard demonstration satellite and the five quick-launch satellites discussed above. Under the terms of the settlement agreement, we received $44.3 million from the third party insurers. In addition, each of the insurers has waived all rights, title and interest in and to the Coast Guard demonstration satellite and the five quick-launch satellites. As a result, we recorded a $44.3 million insurance recovery in our consolidated statements of operations in 2009.

On June 22, 2010, one of the two remaining quick-launch satellites experienced a power system anomaly which resulted in loss of contact with the satellite by our ground control systems. This satellite was fully depreciated as of December 31, 2009. This satellite was covered as a part of our insurance settlement received in December 2009 as it was considered a constructive total loss under our insurance policy.

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

Toward the end of the fourth quarter of 2010, we lost communication with the remaining quick-launch satellite. As a result, our AIS service has been interrupted. We will continue our efforts to restore commercial-level AIS satellite service in the near term either through the launch of the first of two AIS-only satellites scheduled for the second quarter of 2011, or through securing other third-party sources.

The loss of these satellites can result in longer latencies in transmitting messages but is not otherwise expected to have a material adverse effect on the current communications service as the satellites were not in full operational service. We expect that the financial impact on our AIS business for the first half of 2011 to be less than $1.0 million.

ORBCOMM Japan

On December 21, 2010, we purchased the remaining 49% noncontrolling ownership interests for $0.8 million, thereby making ORBCOMM Japan a wholly-owned subsidiary of ours.

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

We consolidated the results of ORBCOMM Japan as though the controlling interest was acquired on April 1, 2008 and therefore deducted $0.1 million of ORBCOMM Japan’s earnings for the period prior to June 9, 2008 (the date we acquired our controlling interest) from our results of continuing operations in our consolidated statements of operations. See Note 5 to the consolidated financial statements for further discussion.

Cost Method Investment

On April 5, 2010, we entered into a stock purchase agreement with Alanco Technologies, Inc., (“Alanco”), the parent company of a terrestrial VAR, StarTrak Systems, LLC (“StarTrak”). Under the terms of the stock purchase agreement, we purchased 500,000 shares of Series E Convertible Preferred Stock from Alanco for $2.3 million. In connection with this investment, we entered into a product/software development cooperation agreement with StarTrak to develop, manufacture and market new products featuring dual-mode cellular and ORBCOMM satellite communications capabilities to operate over the ORBCOMM System. See Note 8 to the consolidated financial statements for further discussion.

On February 23, 2011, we entered into an Asset Purchase Agreement with Alanco and StarTrak to purchase substantially all of the assets of StarTrak equal to the aggregate face amount of $18.5 million comprised of cash, stock and debt.

Discontinued Operations

We are focused on continuing the growth and expansion of our network services business and, in 2009, began discussing with interested parties about a sale of our subsidiary, Stellar Satellite Communications, Ltd. (“Stellar”). The GE settlement agreement and the services agreement discussed below provides us with the ability to dispose of Stellar without disrupting ORBCOMM’s growth prospects with GE and allows us to concentrate on our service-based data communications business. In 2009, as a result, we classified Stellar’s assets and liabilities as held for sale on our consolidated balance sheet and presented Stellar’s results of operations as discontinued operations in our consolidated statements of operations for the periods presented. During the three months ended June 30, 2010, we wrote down the net assets held for sale by $3.3 million to the estimated selling price in anticipation of selling Stellar. On August 5, 2010, Stellar entered into an Asset Purchase Agreement with Quake Global, Inc. (“Quake”), a manufacturer of satellite communicators. Under the terms of the Asset Purchase Agreement, Quake purchased inventory, equipment, intellectual property and assumed certain liabilities. See Note 4 to the consolidated financial statements for further discussion.

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

We terminated the 2006 Agreement with GE and all their respective obligations relating to it, and released each other from any claims relating to their obligations arising under the 2006 Agreement, except for certain obligations related to warranties, indemnities, confidentiality and intellectual property.

Services Agreement with AI (now a subsidiary of I.D. Systems, Inc. and formerly a division of GE)

Concurrent with the Settlement Agreement, we entered into a services agreement with GE (the “Services Agreement”) with a term of January 1, 2009 through December 31 2013, pursuant to which both parties agreed to expand the scope of services provided or that may in the future be provided to include other satellite, cellular or dual mode (cellular plus satellite) data communications services, in addition to the low-earth-orbit-satellite-based data communication services (the “Low-Earth Services”).

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

The following table reconciles our net loss to EBITDA for the periods shown:

	Years Ended December 31,
	2010	2009	2008
	(In thousands)

Net loss attributable to ORBCOMM Inc.	$(5,169)	$(3,439)	$(4,540)
Income tax benefit	(216)	—	—
Interest income	(218)	(85)	(1,599)
Interest expense	192	193	199
Depreciation and amortization	4,317	19,132	3,236

EBITDA	$(1,094)	$15,801	$(2,704)

EBITDA in 2010 decreased by $16.9 million over 2009 primarily due to a net gain in 2009 of $15.0 million on an insurance settlement, and 2010 non-cash impairment charges of $6.5 million and $3.3 million related to the sale of Stellar in discontinued operations, offset by higher net service revenues of $7.1 million of which $5.9 million is related to recognizing the remaining unamortized AIS deferred professional services revenues that was prepaid by the USCG.

EBITDA in 2009 improved by $18.5 million over 2008. This improvement was due to recognizing a net gain of $15.0 million on insurance settlement, higher net service revenues of $3.3 million and a gain of $0.8 million for customer claims settlement from GE reported in loss from discontinued operations, a decrease of $2.1 million in stock-based compensation offset by an increase in operating expenses of $0.9 million from the full year consolidation of ORBCOMM Japan for $0.5 million, $0.3 million of a satellite insurance policy, $0.9 million for bad debt reserves, unanticipated expenses of $0.6 million for a contested proxy vote, $0.1 million in severance payments and $0.3 million in legal fees related to the preparation of our satellite insurance claim.

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

We derive product revenues primarily from sales of subscriber communicators to our resellers (i.e., our VARs, IVARs, international licensees and country representatives) and direct customers and other equipment such as gateway earth stations and related products to customers. We also sell cellular wireless subscriber identity modules, or SIMS, (for our terrestrial-communication services) to our resellers and direct customers.

During 2004, we entered into an agreement with the USCG to design, develop, launch and operate a single satellite equipped with the capability to receive, process and forward AIS data (the “Concept Validation Project”). Under the terms of the agreement, title to the Concept Validation Project demonstration satellite remains with us, however the USCG is granted a non-exclusive, royalty free license to use the intellectual property related to the designs, processes and procedures developed under the agreement in connection with any of our future satellites that are AIS enabled. We were permitted to use the Concept Validation Project demonstration satellite. The agreement provides for post-launch maintenance and AIS data transmission services to be provided by us to the USCG for an initial term of 14 months and an additional option to receive post-launch maintenance and AIS data transmission services subsequent to the initial term. In 2009, the USCG elected to receive the additional post-launch maintenance and AIS data transmissions services options for 12 months to continue receiving service from the remaining two quick-launch satellites.

On August 5, 2010, our agreement with the USCG was completed. We terminated AIS data transmission and maintenance services to the USCG the following day. We do not know when or if another agreement will be reached to provide AIS data services to the USCG.

Costs and expenses

We own and operate a 27-satellite constellation, nine of the sixteen gateway earth stations and two of the four gateway control centers. Satellite-based communications systems are typically characterized by high initial capital expenditures and relatively low marginal costs for providing service. Because we acquired substantially all of our existing satellite and network assets from ORBCOMM Global L.P. for a fraction of their original cost in a bankruptcy court-approved sale, we have benefited from lower amortization of capital costs than if the assets were acquired at ORBCOMM Global L.P.’s original cost. These satellites became fully depreciated during the fourth quarter of 2006.

Communications capability for all of the quick-launch satellites and the Coast Guard demonstration satellite that were launched in June 2008 were lost and we impaired the full cost of quick-launch satellite #6, in September 2010, coincident with the signing of the AIS deployment agreement.

As a result, we recognized a non-cash impairment charge of $6.5 million relating to quick-launch satellite #6 in our consolidated statements of operations in 2010. In 2009, we recognized non-cash impairment charges of

$29.2 million relating to the three quick-launch satellites and the Coast Guard demonstration satellite that were launched in June 2008 in our consolidated statements of operations.

In December 2009, we entered into a settlement and release agreement with the third party insurers with respect to our in-orbit insurance policy and received $44.3 million. We recorded the $44.3 million as an insurance recovery-satellite network in our consolidated statements of operations.

In August 2009, we placed the remaining two quick-launch satellites in service and began depreciating these satellites over their expected useful lives of three and five months as these two satellites were experiencing similar anomalies to the three quick-launch satellites and the Coast Guard demonstration satellite were expected to be permanent and significantly reduce their expected useful lives. As a result our depreciation expense, a component of cost of services, increased significantly in 2009. This was primarily due to $14.2 million of depreciation expense relating to the two remaining quick-launch satellites. These satellites were fully depreciated as of December 31, 2009. In 2010, we lost contact with these two remaining quick-launch satellites.

We currently anticipate that when the next-generation satellites and AIS microsatellites are placed in service they will be depreciated over a period of ten and three years, respectively, representing the estimated operational lives of the satellites.

We incur engineering expenses associated with the operation of our communications system and the development and support of new applications, as well as sales, marketing and administrative expenses related to the operation of our business. As of December 31, 2010, we have 99 employees and we do not expect a significant increase in 2011.

Critical Accounting Policies and Estimates

Our discussion and analysis of our results of operations, liquidity and capital resources are based on our consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, costs of services, accounts receivable, satellite network and other equipment, long-lived assets, capitalized development costs, valuation of deferred tax assets, uncertain tax positions, loss contingencies and the value of securities underlying stock-based compensation. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from our estimates and could have a significant adverse effect on our results of operations and financial position. We believe the following critical accounting policies affect our more significant estimates and judgments in the preparation of our consolidated financial statements.

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

Under of our agreement with the USCG with respect to the Concept Validation Project and related services, described under “— Overview — Revenues”, as no tangible deliverable other than services will be provided to the USCG and we retain title to the Coast Guard demonstration satellite, the arrangement is accounted for as a long term service arrangement. The deliverables under the agreement with the USCG do not qualify as separate units of accounting. Commencing with acceptance of the AIS data by the USCG in August 2008, the revenues related to the design and development of the satellite, initial post-launch maintenance and AIS data transmission services were being recognized ratably over six years, the expected life of the customer relationship. In August 2009, the USCG elected to receive the subsequent post-launch maintenance and AIS data transmission services options to continue receiving service from the remaining two quick-launch satellites. These services were being recognized ratably over the remaining expected life of the customer relationship.

On August 5, 2010, our agreement with the USCG was completed. We terminated AIS data transmission and maintenance services to the USCG the following day. We do not know when or if another agreement will be reached to provide the AIS data services to the USCG, but do expect that any future agreement will reflect fair value of the services provided. As a result of the expiration of the agreement, the remaining unamortized AIS deferred professional services revenues that were prepaid were recognized in service revenues during the third quarter of 2010.

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

Assets under construction primarily consist of milestone payments pursuant to procurement agreements, which include the design, development, launch and other direct costs relating to the construction of the satellites and upgrades to the Company’s infrastructure and the Ground Segment. Once these assets are placed in service they will be transferred to satellite network and then depreciation will be recognized using the straight-line method over the estimated lives of the assets. No depreciation has been recorded on these assets as of December 31, 2010.

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

Income taxes

We estimate our income taxes separately for each tax jurisdiction in which we conduct operations. This process involves estimating actual current tax expense and assessing temporary differences resulting from different treatment of items between book and tax which result in deferred tax assets and liabilities. We recognize a change in tax rates on deferred tax assets and liabilities in income in the period that includes the enactment date. In determining the net deferred tax assets and valuation allowances, we are required to make judgments and estimates in assessing the realizability of the deferred tax assets. In assessing the realizability of our deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

We account for uncertainly in income tax positions using a two-step approach. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step is to measure the tax position at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Accounting for uncertainties in income taxes positions involves significant judgments by management.

During the years ended December 31, 2010, 2009 and 2008, we had no significant unrecognized tax benefits. We are subject to U.S. Federal and state examinations by tax authorities for all years from 2007. We do not expect any significant changes to its unrecognized tax positions during the next twelve months.

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

We measure and recognize stock-based compensation expense for share-based payment awards to employees and directors based on estimated fair values on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period. For awards with performance conditions, an evaluation is made at the grant date and future periods as to the likelihood of the performance criteria being met. Compensation expense is adjusted in future periods for subsequent changes in the performance condition until the vesting date. We estimate forfeitures at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

For the years ended December 31, 2010, 2009 and 2008, we recognized $2.2 million, $1.5 million and $3.6 million of stock-based compensation expense, respectively. For the year ended December 31, 2010, there was no stock-based compensation expense in our discontinued operations. For the years ended December 31, 2009 and 2008 stock-based compensation expense was not significant in our discontinued operations. As of December 31, 2010, we had an aggregate of $1.2 million of unrecognized compensation costs for all share-based payment arrangements.

We expect that our planned use of share-based payment arrangements will continue to be a significant expense for us in future periods. We have not recognized, and do not expect to recognize in the near future, any significant tax benefit related to employee stock-based compensation expense as a result of the full valuation allowance on our net deferred tax assets and net operating loss carryforwards generated in the U.S.

The grant date fair value of the performance-and time-based RSU awards granted in 2010, 2009 and 2008 are based upon the closing stock price of our common stock on the date of grant.

The fair value of each time and performance-based SAR award is estimated on the date of grant using the Black-Scholes option pricing model with the assumptions described below for the periods indicated. In 2010, the expected volatility was based on an average of our historical volatility over the expected terms of the SAR awards and the comparable publicly traded companies’ historical volatility. In 2009 and 2008, the expected volatility was based on the historical volatility for comparable publicly traded companies, due to our own insufficient trading history. We use the “simplified” method to determine the expected terms of SARs due to an insufficient history of exercises. Estimated forfeitures were based on voluntary and involuntary termination behavior as well as analysis of actual forfeitures. The risk-free interest rate was based on the U.S. Treasury yield curve at the time of the grant over the expected term of the SAR grants.

Years Ended December 31,
	2010	2009	2008

Risk-free interest rate	1.77% to 2.65%	2.15% to 2.34%	2.50% to 3.20%
Expected life (years)	5.5 and 6.00	5.5 and 6.00	5.5 and 6.00
Estimated volatility	83.30% to 85.95%	55.03% and 85.30%	43.98% to 48.98%
Expected dividends	None	None	None

2004 Stock Option Plan

In 2010, 2009 and 2008 we did not grant any stock options.

Results of Operations

Revenues

The table below presents our revenues (in thousands) for the years ending December 31, 2010, 2009 and 2008, together with the percentage of total revenue represented by each revenue category:

	Years Ended December 31,
	2010		2009		2008
		% of		% of		% of
		Total		Total		Total

Service revenues	$34,257	93.4%	$27,143	98.5%	$23,811	87.2%
Product sales	2,419	6.6%	423	1.5%	3,498	12.8%

	$36,676	100.0%	$27,566	100.0%	$27,309	100.0%

2010 vs. 2009:  Total revenues for 2010 increased $9.1 million, or 33.0%, to $36.7 million from $27.6 million in 2009.

2009 vs. 2008: Total revenues for 2009 increased $0.3 million, or 0.9%, to $27.6 million from $27.3 million in 2008.

Service revenues

2010 vs. 2009:  Service revenues increased $7.1 million in 2010, or 26.2%, to $34.3 million, or approximately 93.4% of total revenues, from $27.1 million, or approximately 98.5% of total revenues in 2009.

The increase in service revenues in 2010 over 2009 were primarily due to an increase in the number of billable subscriber communicators activated on our communications system, an increase in AIS revenue of $0.4 million and recognizing $5.9 million of AIS revenues from the expiration of the agreement with the USCG. As of December 31, 2010, we had approximately 575,000 billable subscriber communicators on the ORBCOMM System compared to approximately 515,000 billable subscriber communicators as of December 31, 2009, an increase of approximately 11.6%.

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

Service revenue growth can be impacted by the customary lag between subscriber communicator activations and recognition of service revenue from these units. In addition, in 2008, this customary lag has been increased by the slowdown in deployments of activated units to end users by GE.

Product sales

2010 vs. 2009:  Revenue from product sales increased $2.0 million in 2010, or 471.8%, to $2.4 million, or approximately 6.6% of total revenues, from $0.4 million, or approximately 1.5% of total revenues in 2009. The increase in product revenues in 2010 over 2009 was primarily due to an increase in sales to the heavy equipment sector by our Japanese subsidiary.

2009 vs. 2008:  Revenue from product sales decreased $3.1 million in 2009, or 87.9%, to $0.4 million, or approximately 1.5% of total revenues, from $3.5 million, or approximately 12.8% of total revenues in 2008. The decrease in product revenues in 2009 over 2008 was due to the lower product sales as a result of the economic conditions impacting the heavy equipment sector at our Japanese subsidiary at that time.

Costs of services

Costs of services is comprised of expenses to provide services, such as payroll and related costs, including stock-based compensation, materials and supplies, depreciation and amortization of assets and usage fees to cellular wireless providers for the data transmitted by the resellers on our network.

2010 vs. 2009:  Costs of services decreased by $14.2 million, or 52.8%, to $12.7 million in 2010 from $26.9 million in 2009. The decrease is primarily due to lower depreciation expense of $15.0 million resulting primarily from depreciation of the remaining two quick-launch satellites that were placed in service in August 2009 that were being depreciated over three and five months and depreciation expense related to the Coast Guard demonstration satellite. As a percentage of service revenues, cost of services were 37.0% in 2010 compared to 99.1% of service revenues in 2009. The decrease in cost of services as percentage of service revenues was due to an increase in service revenues which is primarily due to recognizing the remaining AIS deferred professional services revenues that were prepaid as the agreement with the USCG expired and lower depreciation expense related to the two quick-launch satellites in and the Coast Guard demonstration satellite.

2009 vs. 2008:  Costs of services increased by $17.1 million, or 174.4%, to $26.9 million in 2009 from $9.8 million in 2008. The increase is primarily due to depreciation expense of $15.9 million resulting primarily from depreciation of the remaining two quick-launch satellites that were placed in service in August 2009 that were being depreciated over three and five months and depreciation expense from the Coast Guard demonstration satellite placed in service during the third quarter of 2008, a charge of $0.3 million from a satellite insurance policy that expired in June 2009, network telecommunications costs to support higher service revenues of $0.5 million and the consolidation of ORBCOMM Japan of $0.5 million. As a percentage of service revenues, cost of services were 99.1% of service revenues in 2009 compared to 41.2% in 2008. The increase in cost of services as a percentage of revenues was primarily due to the depreciation expense related to placing the two quick-launch satellites in service in August 2009.

Costs of product sales

Costs of products includes the purchase price of subscriber communicators and SIMS sold and shipping charges.

2010 vs. 2009:  Costs of product sales increased by $1.2 million, or 481.4%, to $1.5 million in 2010 from $0.3 million in 2009. We had a gross profit from product sales (revenues from product sales minus costs of product sales) of $0.9 million in 2010 compared to $0.2 million in 2009.

The increase in gross profit from product sales in 2010 over 2009 was primarily due to an increase in product sales by our Japanese subsidiary.

2009 vs. 2008:  Costs of product sales decreased by $1.9 million, or 88.0%, to $0.3 million in 2009 from $2.2 million in 2008. In 2008 product costs includes a cost reduction of $0.2 million from the gateway earth station sold in 2007. In 2009, we had a gross profit from product sales (revenues from product sales minus costs of product sales) of $0.2 million. Excluding the cost reduction of $0.2 million from a gateway earth station sold in 2007 we had a gross profit from product sales (revenues from product sales minus costs of product sales) of $1.2 million in 2008. The decrease in costs of products sales in 2009 over 2008 is due to lower product sales by our Japanese subsidiary as a result of the economic conditions at that time.

Selling, general and administrative expenses

Selling, general and administrative expenses relate primarily to expenses for general management, sales and marketing, and finance, professional fees and general operating expenses.

2010 vs. 2009:  Selling, general and administrative expenses decreased by $0.4 million, or 2.6%, to $16.7 million in 2010 from $17.2 million in 2009. This decrease is primarily due to decreases of $1.1 million in professional fees and $0.8 million in bad debt reserves, offset by a $1.0 million increase in employee costs, resulting primarily from an increase in stock-based compensation of $0.6 million.

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

2010 vs. 2009:  Product development expenses in both 2010 and 2009 were $0.7 million.

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

On December 10, 2009, we entered into a settlement and release agreement with the third party insurers to settle any and all claims relating to the Coast Guard demonstration satellite and the five quick-launch satellites discussed above. In December 2009, we received $44.3 million from the third party insurers and recorded an insurance recovery-satellite network for the same amount in our consolidated statements of operations.

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

2010 vs. 2009:  Other income was less than $0.1 million in 2010 compared to $0.1 million in 2009.

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

Provision for Income tax (provision) benefit

In 2010, our income tax benefit of $0.2 million is primarily due to reversing $0.3 million of the valuation allowance on deferred tax assets related to ORBCOMM Japan operating in the foreign jurisdiction of Japan during the quarter ended December 31, 2010. The primary evidence used in determining to reverse the valuation allowance was that ORBCOMM Japan has had positive cumulative earnings since 2008. Other positive evidence includes; ORBCOMM Japan’s forecast which indicates that its positive earnings will continue in the long-term and the utilization of its net operating loss carryforwards before expiration. The valuation allowance was originally established in 2008 based primarily on negative evidence of ORBCOMM Japan’s limited operating history following its reorganization.

Loss from continuing operations before income taxes

2010 vs. 2009:  As a result of the items described above, we have a loss from continuing operations of $1.2 million in 2010 compared to a loss from continuing operations of $2.4 million in 2009.

2009 vs. 2008:  As a result of the items described above, we have a loss from continuing operations of $2.4 million in 2009 and 2008.

Loss from discontinued operations

2010 vs. 2009:  Loss from discontinued operations in 2010 was $3.8 million compared to a loss of $1.0 million in 2009. The increase in the loss from discontinued operations in 2010 was primarily due to a non-cash impairment charge of $3.3 million related to the sale of Stellar on August 5, 2010.

2009 vs. 2008:  Loss from discontinued operations in 2009 was $1.0 million compared to a loss of $1.7 million in 2008. The improvement in loss from discontinued operations in 2009 over 2008 was primarily related to the $0.8 million for customer claims settlement from GE in 2009 under the 2006 Agreement.

Noncontrolling interests

Noncontrolling interests relate to earnings and losses attributable to noncontrolling shareholders.

Net loss attributable to ORBCOMM Inc.

2010 vs. 2009:  As a result of the items described above, the net loss attributable to our company of $5.2 million in 2010, compared to a net loss of $3.4 million in 2009.

2009 vs. 2008:  As a result of the items described above, the net loss attributable to our company of $3.4 million in 2009, compared to a net loss of $4.5 million in 2008.

Liquidity and Capital Resources

Overview

Our liquidity requirements arise from our working capital needs and to fund capital expenditures to support our current operations, and facilitate growth and expansion. Since our inception, we have financed our operations and expansion from sales of our common stock through public offerings and private placements of debt, convertible redeemable preferred stock, membership interests and common stock. We have incurred losses from inception and through December 31, 2010 we have an accumulated deficit of $76.6 million. As of December 31, 2010, our primary source of liquidity consisted of cash, cash equivalents, restricted cash and marketable securities totaling $89.0 million, which we believe will be sufficient to provide working capital and milestone payments for our next-generation satellites for the next twelve months.

Operating activities

Cash provided by our operating activities of continuing operations in 2010 was $3.5 million resulting from a net loss of $4.9 million, offset by adjustments for non-cash items including $6.5 million impairment charge-satellite network, $3.3 million impairment charge related to the sale of Stellar, $4.3 million for depreciation and amortization, $2.2 million for stock-based compensation and amortization of premium on marketable securities of $1.2 million. Working capital activities consisted of net uses of cash of $1.4 million for an increase in accounts receivable primarily due to the increase in revenues and $6.9 million from a decrease in deferred revenue of which $5.9 million is related to recognizing the remaining AIS deferred professional services revenue that were prepaid as the agreement with the U.S. Coast Guard expired.

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

Cash used in our operating activities of discontinued operations in 2010 was $0.1 million.

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

Investing activities

Cash used in our investing activities of continuing operations in 2010 was $51.5 million, resulting from capital expenditures of $7.2 million, purchases of marketable securities of $143.2 million and the purchase of a cost method investment of $1.4 million. These uses were offset by proceeds received from the maturities of marketable securities totaling $100.3 million.

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

Cash provided by our investing activities of discontinued operations in 2010 was less than $0.1 million.

Cash used in our investing activities of discontinued operations in 2009 and 2008 were $0.2 million.

Financing activities

Cash used in our financing activities of continuing operations in 2010 was $0.8 million, resulting from the purchase of the noncontrolling ownership interests of ORBCOMM Japan.

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

Future Liquidity and Capital Resource Requirements

We expect cash flows from continuing operating activities, along with our existing cash, cash equivalents, restricted cash and marketable securities will be sufficient to provide working capital and fund capital expenditures, which primarily includes milestone payments under the procurement agreements for the next-generation satellites for the next twelve months. For 2011, we expect to incur approximately $27.0 million of capital expenditures primarily for our next-generation satellites.

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2010 and the effect that those obligations are expected to have on our liquidity and cash flows in future periods:

	Payment due by Period
		Less than	1 to	After
	Total	1 year	3 Years	3 Years

Next-generation procurement agreements	$116,175	$26,882	$89,293	$—
AIS satellite deployment and license agreement	2,196	1,711	364	121
Operating leases	3,439	1,130	2,258	51

	$121,810	$29,723	$91,915	$172

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

As of December 31, 2010, we had made payments totaling approximately $42.1 million pursuant to this agreement.

On August 28, 2009, we entered into a Commercial Launch Services Agreement (the “LSA”) with Space Exploration Technologies Corp. (“SpaceX”) pursuant to which SpaceX will provide launch services (the “Launch Services”) using multiple SpaceX launch vehicles for the carriage into low-Earth-orbit our 18 next-generation commercial communications satellites currently being constructed by SNC. Under the LSA, SpaceX will also provide us satellite-to-launch vehicle integration and support services, as well as certain related optional services.

The LSA anticipates that the Launch Services will be performed between the third quarter of 2011 and first quarter of 2014, subject to certain rights of ours and SpaceX to reschedule any of the particular Launch Services as needed. The Agreement also provides us the option to procure, prior to each Launch Service, reflight launch services whereby in the event the applicable Launch Service results in a failure due to the SpaceX launch vehicle, SpaceX will provide comparable reflight launch services at no additional cost to us beyond the initial option price for such reflight launch services.

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

As of December 31, 2010, we had made payments totaling approximately $10.1 million pursuant to this agreement.

AIS Satellite Deployment and License Agreement

On September 28, 2010, we entered into an AIS Satellite Deployment and License Agreement (the “AIS Satellite Agreement”) with OHB System AG (“OHB”) pursuant to which OHB, through its affiliate Luxspace Sarl (“LXS”), will (1) design, construct, launch and in-orbit test two AIS microsatellites and (2) design and construct the required ground support equipment. Under the AIS Satellite Agreement, we will receive exclusive licenses for all data (with certain exceptions as defined in the AIS Satellite Agreement) collected or transmitted by the two AIS microsatellites (including all AIS data) during the term of the AIS Satellite Agreement and nonexclusive licenses for all AIS data collected or transmitted by another microsatellite expected to be launched by LXS.

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

As of December 31, 2010, we had made payments totaling approximately $0.4 million pursuant to this agreement.

Operating leases

Amounts represent future minimum payments under operating leases for our office spaces and other facilities.

Related parties

The information in Part III, Item 11, “Certain Relationships and Related Transactions”, is incorporated herein by reference.

Off- Balance sheet Arrangements

None

Recent Accounting Pronouncements

In October 2009, FASB issued ASU No. 2009-13, Revenue Recognition FASB Topic ASC 605-25 (“ASC 605-25”), Multiple Deliverable Revenue Arrangements. ASU No. 2009-13 requires an entity to allocate the revenue at the inception of an arrangement to all of its deliverables based on their relative selling prices. This guidance eliminates the residual method of allocation of revenue in multiple deliverable arrangements and requires the allocation of revenue based on the relative-selling-price method. The determination of the selling price for each deliverable requires the use of a hierarchy designed to maximize the use of available objective evidence including, vendor-specific objective evidence of fair value (VSOE), third party evidence of selling price (TPE), or estimated selling price (ESP). On January 1, 2011, we adopted ASC No. 2009-13 and it did not have a material impact on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

We do not have any material interest rate risk.

Effects of inflation risk

Overall, we believe that the impact of inflation risk on our business will not be significant.

Foreign currency risk

The majority of our revenues and expenses are transacted in U.S. dollars. Due to the acquisition of ORBCOMM Japan, we have foreign exchange exposures to non U.S. dollar revenues. For the years ended December 31, 2010 and 2009, revenues denominated in foreign currencies were approximately 14.7% and 10.9% of total revenues. For the year ended December 31, 2010, our revenues would have decreased by approximately 1.3% if the U.S. dollar would have strengthened by 10%.

We have assets and liabilities denominated in foreign currencies. A potential change in the fair value of these assets and liabilities from an increase (decrease) of 10% of the U.S. dollar would be an increase (decrease) of approximately $0.3 million.

Concentration of credit risk

The following table presents customers with revenues greater than 10% of our consolidated total revenues.

	Years Ended December 31,
	2010	2009	2008

Komatsu Ltd.	13.1%	11.3%	—
Caterpillar Inc.	12.8%	16.2%	11.9%
Hitachi Construction Machinery Co., Ltd.	11.3%	—	15.8%
AI, formerly a division of General Electric	11.7%	15.6%	17.5%

As of December 31, 2010, we have marketable securities which consist of U.S. government and agency obligations, corporate obligations and FDIC-backed certificates of deposit debt securities totaling $67.9 million. The primary objectives of our investment activities are to preserve capital, maintain sufficient liquidity to meet operating requirements while at the same time maximizing income we receive from our investments without significantly increasing our risk. Due to the high investment quality and short duration of these marketable securities, we do not believe that we have any material exposure to changes in the fair value as a result of changes in interest rates. Declines in interest rates, however will reduce future income. A hypothetical 1% movement in market interest rates would not have a significant impact on interest income.

Vendor risk

We do not have any material vendor risk.

Item 8.	Financial Statements and Supplementary Data

The consolidated financial statements of ORBCOMM Inc., and subsidiaries including the notes thereto and the report thereon, is presented beginning at page F-1 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

In connection with preparation of this Annual Report on From 10-K, we carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2010, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2010. The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its attestation report which is included below.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2010, that are materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
ORBCOMM Inc.:

We have audited ORBCOMM Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). ORBCOMM Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the ORBCOMM Inc. and subsidiaries’ internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, ORBCOMM Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ORBCOMM Inc. and subsidiaries as of December 31, 2010, and the related consolidated statements of operations, cash flows and changes in equity and comprehensive loss for each of the years in the two-year period ended December 31, 2010, and our report dated March 16, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

New York, New York
March 16, 2011

Item 9B.	Other information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Identification of Directors

Reference is made to the information regarding directors under the heading “Election of Directors (Proposal 1)” in the Proxy Statement for our 2010 Annual Meeting of stockholders to be held on April 28, 2011, (the “2011 Proxy Statement”), which information is hereby incorporated by reference.

Identification of Executive Officers

Reference is made to the information regarding executive officers under the heading “Executive Officers of the Registrant” in Part I, Item 1 of this Annual Report on Form 10-K.

Identification of Audit Committee and Audit Committee Financial Expert

Reference is made to the information regarding directors under the heading “Election of Directors (Proposal 1) Board of Directors and Committees — Audit Committee” in our 2011 Proxy Statement, which information hereby is incorporated by reference.

Material Changes to Procedures for Recommending Directors

Reference is made to the information regarding directors under the heading “Election of Directors (Proposal 1)” in our 2011 Proxy Statement, which information is hereby incorporated by reference.

Compliance with Section 16(a) of the Exchange Act

Reference is made to the information under the heading “Section 16(a) Beneficial Ownership Reporting Compliance — Board of Directors and Committees” in our 2011 Proxy Statement, which information is hereby incorporated by reference.

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

Reference is made to the information under the heading “Executive Compensation” in our 2011 Proxy Statement, which information is hereby incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership

Reference is made to the information under the heading “Security Ownership of Certain Beneficial Owners and Management” in our 2011 Proxy Statement, which information is hereby incorporated by reference.

Equity Compensation Plan Information

Reference is made to the information under the heading “Equity Compensation Plan Information” in our 2011 Proxy Statement, which information is hereby incorporated by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Reference is made to the information under the heading “Certain Relationships and Transactions with Related Persons” in our 2011 Proxy Statement, which information is hereby incorporated by reference.

Item 14.	Principal Accountant Fees and Services

Reference is made to the information under the heading “Ratification of Selection of Independent Registered Public Accounting Firm (Proposal 2) — Principal Accountant Fees” in our 2011 Proxy Statement, which information is hereby incorporated by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, ORBCOMM Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fort Lee, State of New Jersey, on March 16, 2011.

ORBCOMM Inc.

By:	/s/ Marc J. Eisenberg
Marc J. Eisenberg
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 16, 2011 by the following persons in the capacities indicated:

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

We have audited the accompanying consolidated balance sheets of ORBCOMM Inc. and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, cash flows and changes in equity and comprehensive loss for each of the years in the two-year period ended December 31, 2010. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule, “Schedule II- Valuation and Qualifying Accounts” as of and for the years ended December 31, 2010 and 2009. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ORBCOMM Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule as of and for the years ended December 31, 2010 and 2009, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, the Company changed its method for accounting for noncontrolling interests due to the adoption of new accounting requirements issued by the Financial Accounting Standards Board, as of January 1, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2011 expressed an unqualified opinion on the effectiveness of ORBCOMM Inc. and subsidiaries’ internal control over financial reporting.

KPMG LLP

New York, New York
March 16, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ORBCOMM Inc.
Fort Lee, New Jersey

We have audited the accompanying consolidated statements of operations, cash flows and changes in equity and comprehensive loss of ORBCOMM Inc. and subsidiaries (the “Company”) for the year ended December 31, 2008. Our audit also included the 2008 information included in the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of ORBCOMM Inc. and subsidiaries for the year ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the 2008 information included in such financial statement schedule, when considered in relation to the basic 2008 consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, the financial statements for the year ended December 31, 2008 have been retrospectively adjusted for the adoption of new accounting guidance which changed the accounting treatment for noncontrolling interests of partially owned subsidiaries.

As discussed in Note 4 to the consolidated financial statements, the Company classified the results of operations and cash flows of Stellar Satellite Communications Ltd. as discontinued operations for the year ended December 31, 2008.

/s/ DELOITTE & TOUCHE LLP

New York, New York
March 16, 2009 (March 16, 2010 as to the effects of the retrospective adjustments to 2008 relating to the adoption of the accounting guidance for noncontrolling interests and the classification of Stellar as discontinued operations and the related disclosures in Note 4)

ORBCOMM Inc.

Consolidated Balance Sheets
(in thousands, except share data)

	December 31,
	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$17,026	$65,292
Restricted cash	1,000	1,000
Marketable securities	67,902	26,145
Accounts receivable, net of allowances for doubtful accounts of $557 and $803	4,536	3,574
Inventories	172	78
Prepaid expenses and other current assets	1,377	1,218
Deferred income taxes	117	—
Current assets held for sale	—	778

Total current assets	92,130	98,085
Satellite network and other equipment, net	71,684	73,208
Intangible assets, net	1,114	2,600
Restricted cash	3,030	2,980
Other investment	2,278	—
Deferred income taxes	141	—
Other assets	1,092	1,354
Long term assets held for sale	—	2,832

Total assets	$171,469	$181,059

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,143	$2,642
Accrued liabilities	6,043	5,610
Current portion of deferred revenue	2,134	3,849
Current liabilities related to assets held for sale	—	412

Total current liabilities	10,320	12,513
Note payable — related party	1,416	1,398
Deferred revenue, net of current portion	1,239	6,230
Other liabilities	375	—

Total liabilities	13,350	20,141

Commitments and contingencies
Equity:
ORBCOMM Inc. stockholders’ equity
Common stock, par value $0.001; 250,000,000 shares authorized; 42,616,950 and 42,455,531 shares issued and outstanding	43	42
Additional paid-in capital	234,125	230,512
Accumulated other comprehensive income	1,126	76
Accumulated deficit	(76,584)	(71,415)

Total ORBCOMM Inc. stockholders’ equity	158,710	159,215
Noncontrolling interests	(591)	1,703

Total equity	158,119	160,918

Total liabilities and equity	$171,469	$181,059

See notes to consolidated financial statements.

ORBCOMM Inc.

Consolidated Statements of Operations
(in thousands, except per share data)

	Years Ended December 31,
	2010	2009	2008

Revenues:
Service revenues	$34,257	$27,143	$23,811
Product sales	2,419	423	3,498

Total revenues	36,676	27,566	27,309

Costs and expenses (1):
Costs of services	12,683	26,891	9,800
Costs of product sales	1,511	260	2,172
Selling, general and administrative	16,728	17,172	18,879
Product development	663	714	643
Impairment charges-satellite network	6,509	29,244	—
Insurance recovery-satellite network	—	(44,250)	—
Gains on customer claims settlements	—	—	(1,368)

Total costs and expenses	38,094	30,031	30,126

Loss from operations	(1,418)	(2,465)	(2,817)
Other income (expense):
Interest income	218	85	1,599
Other income (expense)	(16)	218	(842)
Interest expense	(192)	(193)	(199)

Total other income	10	110	558

Loss from continuing operations before pre-control earnings of consolidated subsidiary and income taxes	(1,408)	(2,355)	(2,259)
Less: Pre-control earnings of consolidated subsidiary	—	—	128

Loss from continuing operations before income taxes	(1,408)	(2,355)	(2,387)
Income taxes (benefit)	(216)	—	—

Loss from continuing operations	(1,192)	(2,355)	(2,387)
Loss from discontinued operations	(3,753)	(954)	(1,682)

Net loss	(4,945)	(3,309)	(4,069)
Less: Net income attributable to the noncontrolling interests	224	130	471

Net loss attributable to ORBCOMM Inc.	$(5,169)	$(3,439)	$(4,540)

Net loss attributable to ORBCOMM Inc.:
Loss from continuing operations	$(1,416)	$(2,485)	$(2,858)
Loss from discontinued operations	(3,753)	(954)	(1,682)

Net loss attributable to ORBCOMM Inc.	$(5,169)	$(3,439)	$(4,540)

Per share information-basic and diluted:
Loss from continuing operations	$(0.03)	$(0.06)	$(0.07)
Loss from discontinued operations	(0.09)	(0.02)	(0.04)

Net loss attributable to ORBCOMM Inc.	$(0.12)	$(0.08)	$(0.11)

Weighted average common shares outstanding:
Basic and diluted	42,586	42,404	41,984

(1) Stock-based compensation included in costs and expenses:
Costs of services	$111	$65	$119
Selling, general and administrative	2,082	1,438	3,467
Product development	18	8	57

	$2,211	$1,511	$3,643

See notes to consolidated financial statements.

ORBCOMM Inc.

Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2010	2009	2008

Cash flows from operating activities:
Net loss	$(4,945)	$(3,309)	$(4,069)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Change in allowance for doubtful accounts	(246)	698	(159)
Depreciation and amortization	4,317	19,115	3,174
Accretion on note payable — related party	131	131	131
Stock-based compensation	2,211	1,511	3,643
Foreign exchange losses (gains)	47	(217)	839
Amortization of premium on marketable securities	1,164	72	—
Deferred income taxes	(258)	—	—
Common stock dividend received from other investment	(28)	—	—
Gain on settlement of vendor liabilities	(220)	—	—
Impairment charge and loss on sale of Stellar	3,306	—	—
Impairment charge-satellite network	6,509
Gain on insurance settlement-satellite network	—	(15,006)	—
Loss on disposal of equipment	—	—	13
Pre-control earnings of consolidated subsidiary	—	—	128
Non-cash portion of gains on customer claims settlements	—	—	(882)
Gain on expiration of gateway purchase option	—	—	(325)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(1,440)	(705)	1,676
Inventories	(79)	77	228
Prepaid expenses and other assets	(64)	532	(837)
Accounts payable and accrued liabilities	(320)	286	(264)
Deferred revenue	(6,911)	(1,069)	963
Other liabilities	319	—	—

Net cash provided by operating activities of continuing operations	3,493	2,116	4,259

Net cash (used in) provided by operating activities of discontinued operations	(51)	949	(312)

Net cash provided by operating activities	3,442	3,065	3,947

Cash flows from investing activities:
Capital expenditures	(7,171)	(32,486)	(40,044)
Purchases of marketable securities	(143,224)	(26,217)	—
Proceeds from maturities of marketable securities	100,303	—	—
Change in restricted cash	(50)	1,700	(5,680)
Purchase of other investment	(1,356)	—	—
Proceeds of insurance settlement-satellite network	—	44,250	—
Cash acquired from step acquisition of subsidiary	—	—	366

Net cash used in investing activities of continuing operations	(51,498)	(12,753)	(45,358)

Net cash provided by (used in) investing activities of discontinued operations	48	(208)	(245)

Net cash used in investing activities	(51,450)	(12,961)	(45,603)

Cash flows from financing activities:
Purchase of noncontrolling ownership interests in ORBCOMM Japan	(768)	—	—
Proceeds from exercise of warrants and options	—	—	342
Payment of offering costs in connection with initial and secondary public offerings	—	—	(40)

Net cash (used in) provided by financing activities from continuing operations	(768)	—	302

Net cash (used in) provided by financing activities	(768)	—	302

Effect of exchange rate changes on cash and cash equivalents	510	(182)	1,137

Net decrease in cash and cash equivalents	(48,266)	(10,078)	(40,217)
Cash and cash equivalents:
Beginning of year	65,292	75,370	115,587

End of year	$17,026	$65,292	$75,370

Supplemental cash flow disclosures (Note 20)

See notes to consolidated financial statements.

ORBCOMM Inc.

Consolidated Statements of Changes in Equity and Comprehensive Loss
Years ended December 31, 2010, 2009 and 2008
(in thousands, except share data)

				Accumulated
			Additional	other
	Common stock		paid-in	comprehensive	Accumulated	Noncontrolling	Total	Comprehensive
	Shares	Amount	capital	income (loss)	deficit	Interests	equity	loss

Balances, January 1, 2008	41,658,066	42	224,899	(656)	(63,436)	—	160,849
Exercise of warrants and options	187,270	—	342	—	—	—	342
Vesting of restricted stock units	256,498	—	—	—	—	—	—
Stock-based compensation	—	—	3,760	—	—	—	3,760
Non-controlling interest of acquired subsidiary	—	—	—	—	—	847	847
Net income (loss)	—	—	—	—	(4,540)	599	(3,941)	$(4,540)
Cumulative translation adjustment	—	—	—	1,037	—	157	1,194	1,194

								$(3,346)

Balances, December 31, 2008	42,101,834	42	229,001	381	(67,976)	1,603	163,051
Vesting of restricted stock units	353,697	—	—	—	—	—	—
Stock-based compensation	—	—	1,511	—	—	—	1,511
Net income (loss)	—	—	—	—	(3,439)	130	(3,309)	$(3,439)
Cumulative translation adjustment	—	—	—	(305)	—	(30)	(335)	(335)

								$(3,774)

Balances, December 31, 2009	42,455,531	$42	$230,512	$76	$(71,415)	$1,703	$160,918
Vesting of restricted stock units	161,419	1	—	—	—	—	1
Stock-based compensation	—	—	2,250	—	—	—	2,250
Net income (loss)	—	—	—	—	(5,169)	224	(4,945)	$(5,169)
Purchase of noncontrolling ownership interests in ORBCOMM Japan			1,363	389		(2,586)	(834)
Cumulative translation adjustment	—	—	—	661		68	729	729

								$(4,440)

Balances, December 31, 2010	42,616,950	$43	$234,125	$1,126	$(76,584)	$(591)	$158,119

See notes to consolidated financial statements.

Notes to consolidated financial statements
(In thousands, except share and per share amounts)

Note 1.	Organization and Business

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

Note 2.	Basis of Presentation

The Company has incurred losses from inception including a net loss of $5,169 in 2010 and as of December 31, 2010, the Company has an accumulated deficit of $76,584. As of December 31, 2010, the Company’s primary source of liquidity consisted of cash, cash equivalents, restricted cash and marketable securities totaling $88,958, which the Company believes will be sufficient to provide working capital and milestone payments for its next-generation satellites for the next twelve months.

Note 3.	Summary of Significant Accounting Policies

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned and majority-owned subsidiaries, and investments in variable interest entities in which the Company is determined to be the primary beneficiary. All significant intercompany accounts and transactions have been eliminated in consolidation. The portions of majority-owned subsidiaries that the Company does not own are reflected as noncontrolling interests in the consolidated balance sheet. Investments in entities over which the Company has the ability to exercise significant influence but does not have a controlling interest are accounted for under the equity method of accounting. The Company considers several factors in determining whether it has the ability to exercise significant influence with respect to investments, including, but not limited to, direct and indirect ownership level in the voting securities, active participation on the board of directors, approval of operating and budgeting decisions and other participatory and protective rights. Under the equity method, the Company’s proportionate share of the net income or loss of such investee is reflected in the Company’s consolidated results of operations. Although the Company owns interests in companies that it accounts for pursuant to the equity method, the investments in those entities had no carrying value as of December 31, 2010 and 2009. The Company has no guarantees or other funding obligations to those entities, and the Company had no equity in the earnings or losses of those investees for the years ended December 31, 2010, 2009 and 2008. Noncontrolling interests in companies are accounted for by the cost method where the Company does not exercise significant influence over the investee.

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses at the date of the consolidated financial statements and during the reporting periods, and to disclose contingent assets and liabilities at the date of the consolidated financial statements. Actual results could differ from those estimates. The most significant estimates relate to the allowances for doubtful accounts, the useful lives and impairment of the Company’s satellite network and other equipment, license rights, the fair value of securities underlying share-based payment arrangements, uncertain tax positions and the realization of deferred tax assets.

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

During 2004, the Company entered into a contract with the United States Coast Guard (“USCG”) to design, develop, launch and operate a single satellite equipped with the capability to receive, process and forward Automatic Identification Systems (“AIS”) data (the “Concept Validation Project”). Under the terms of the agreement, title to the Concept Validation Project demonstration satellite (also called the Coast Guard demonstration satellite) remained with the Company, however the USCG was granted a non-exclusive, royalty-free license to use the designs, software processes and procedures developed under the contract in connection with any future Company satellites that are AIS enabled. The Company was permitted to use the Concept Validation Project satellite and to provide services to other customers. The agreement also provided for post-launch maintenance and AIS data transmission services to be provided by the Company to the USCG for an initial term of 14 months. At its option, the USCG may elect an additional option to receive post-launch maintenance and AIS data transmission services subsequent to the initial term.

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

Because no tangible deliverable other than services will be provided to the USCG and the Company retained title to the Concept Validation Project satellite, the arrangement is accounted for as a long-term service arrangement. The deliverables under the agreement with the USCG do not qualify as separate units of accounting. Commencing with acceptance of the AIS data by the USCG in August 2008, the revenues related to the design and development of the satellite, initial post-launch maintenance and AIS data transmission services were being recognized ratably over six years, the expected life of the customer relationship. The subsequent maintenance and AIS data transmission services were being recognized ratably over the remaining expected life of the customer relationship.

On August 5, 2010, the Company’s agreement with the USCG was completed. The Company terminated AIS data transmission and maintenance services to the USCG the following day. As a result of the expiration of the agreement, the Company determined that the relationship with the USCG for purposes of the agreement ended and the remaining unamortized AIS deferred professional services revenues that were prepaid were recognized in service revenues during the third quarter of 2010.

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

Foreign currency translation

The Company has foreign operations where the functional currency is the local currency. For operations where the local currency is the functional currency, assets and liabilities are translated using end-of-period exchange rates; revenues, expenses and cash flows are translated using average rates of exchange. For these operations, currency translation adjustments are recognized in accumulated other comprehensive income. Foreign currency transaction gains and losses related to assets and liabilities that are denominated in a currency other than the functional currency are included in other income (expense) in the consolidated statements of operations. For the years ended December 31, 2010 and 2008, the Company recorded foreign exchange losses of $47 and $839, respectively. For the year ended December 31, 2009, the Company recorded a foreign exchange gain of $217.

Fair value of financial instruments

The Company has no financial assets or liabilities that are measured at fair value on a recurring basis. However, if certain triggering events occur the Company is required to evaluate the non-financial assets for impairment, resulting asset impairment would require that a non-financial asset be recorded at the fair value. FASB Topic ASC 820 “Fair Value Measurement Disclosures”, prioritizes inputs used in measuring fair value into a hierarchy of three levels: Level 1- unadjusted quoted prices for identical assets or liabilities traded in active markets, Level 2- inputs other than quoted prices included within Level 1 that are either directly or indirectly observable; and Level 3- unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions that market participants would use in pricing.

Notes to consolidated financial statements
(In thousands, except share and per share amounts)

The carrying value of the Company’s financial instruments, including cash, accounts receivable, accounts payable and accrued expenses approximated their fair value due to the short-term nature of these items. The fair value of the Note payable-related party is de minimis.

Cash and cash equivalents

The Company considers all liquid investments with original maturities of three months or less, at the time of purchase, to be cash equivalents.

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

Concentration of risk

The Company’s customers are primarily commercial organizations. Accounts receivable are generally unsecured.

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

The following table presents customers with revenues greater than 10% of the Company’s consolidated total revenues for the periods shown:

	Years Ended December 31,
	2010	2009	2008

Komatsu Ltd.	13.1%	11.3%	—
Caterpillar Inc.	12.8%	16.2%	11.9%
Hitachi Construction Machinery Co., Ltd.	11.3%	—	15.8%
AI, formerly a division of General Electric	11.7%	15.6%	17.5%

The following table presents customers with accounts receivable greater than 10% of the Company’s consolidated accounts receivable for the periods shown:

	December 31,
	2010	2009

AI, formerly a division of General Electric	20.3%	10.9%
Caterpillar Inc.	19.9%	13.9%

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

Assets under construction primarily consist of milestone payments pursuant to procurement agreements, which include the design, development, launch and other direct costs relating to the construction of the satellites and upgrades to the Company’s infrastructure and the Ground Segment. Once these assets are placed in service they will be transferred to satellite network and then depreciation will be recognized using the straight-line method over the estimated lives of the assets. No depreciation has been recorded on these assets as of December 31, 2010.

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

Intangible assets

Intangible assets consist primarily of licenses to market and resell the Company’s services in certain foreign geographic areas and related regulatory approvals to allow the Company to provide its services in various countries and territories. Intangible assets are amortized using the straight line method over the estimated useful lives of the assets. Intangible assets are stated at their acquisition cost less accumulated amortization. The Company does not have any indefinite lived intangible assets at December 31, 2010 and 2009.

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

Notes to consolidated financial statements
(In thousands, except share and per share amounts)

Income taxes

The Company estimates its income taxes separately for each tax jurisdiction in which it conducts operations. This process involves estimating actual current tax expense and assessing temporary differences resulting from different treatment of items between book and tax which result in deferred tax assets and liabilities. The Company recognizes a change in tax rates on deferred tax assets and liabilities in income in the period that includes the enactment date. Valuation allowances are established when realization of deferred tax assets is not considered more likely than not.

In determining whether the realization of deferred tax assets is considered to be more likely than not, the Company assesses the realizability of the deferred taxes asset on a jurisdiction by jurisdiction basis. This assessment is dependent upon past operating results and projected profitability. The weight given to the positive and negative evidence is commensurate with the extent to which the evidence is objectively verified.

The Company accounts for uncertainly in income tax positions using a two-step approach. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step is to measure the tax position at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

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

Recent accounting pronouncements

In October 2009, FASB issued ASU No. 2009-13, Revenue Recognition FASB Topic ASC 605-25 (“ASC 605-25”), Multiple Deliverable Revenue Arrangements. ASU No. 2009-13 requires an entity to allocate the revenue at the inception of an arrangement to all of its deliverables based on their relative selling prices. This guidance eliminates the residual method of allocation of revenue in multiple deliverable arrangements and requires the allocation of revenue based on the relative-selling-price method. The determination of the selling price for each deliverable requires the use of a hierarchy designed to maximize the use of available objective evidence including, vendor-specific objective evidence of fair value (VSOE), third party evidence of selling price (TPE), or estimated selling price (ESP). On January 1, 2011, the Company adopted ASC No. 2009-13. The adoption of ASC No 2009-13 did not have a material impact on the Company’s consolidated financial statements.

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

The Company is focused on continuing the growth and expansion of its network services business and was discussing with interested parties about a sale of its subsidiary, Stellar. The GE Settlement Agreement discussed below and the Services Agreement provides the Company with the ability to dispose of Stellar without disrupting ORBCOMM’s growth prospects with GE Asset Intelligence, LLC (“GE”), (now a subsidiary of I.D. Systems, Inc. and formerly a division of GE) allowing the Company to concentrate its resources on its service-based data communications business. Beginning in the second quarter of 2009, the Company classified the assets and liabilities of Stellar as assets held for sale in its consolidated balance sheets and Stellar’s results of operations as discontinued operations in its consolidated statements of operations for the periods presented.

In June 2010, the Company wrote down the net assets held for sale by $3,261 to the estimated selling price in anticipation of selling Stellar. On August 5, 2010, Stellar entered into an Asset Purchase Agreement with Quake Global, Inc. (“Quake”), a manufacturer of satellite communicators. Under the terms of the Asset Purchase Agreement, Quake purchased inventory, equipment, intellectual property and assumed certain liabilities. The Company received a cash payment of $48 at closing. Other than disposal costs of $45 there were no significant adjustments to the net assets or to the estimated selling price.

In addition, the Company will receive royalty payments contingent on future product sales of inventory as defined in the Asset Purchase Agreement. The Company will recognize the future royalty payments when they are received and the contingency is resolved in accordance with FASB Topic ASC 450 “Contingencies”. From August 6, 2010 through December 31, 2010, the Company received royalty payments totaling $53, which is included in continuing operations in the consolidated statements of operations.

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

A summary of discontinued operations for the years ended December 31, 2010, 2009 and 2008 is as follows:

	Years Ended December 31,
	2010	2009	2008

Revenues- Product sales	$548	$1,604	$2,783

Loss from discontinued operations	$(3,753)	$(954)	$(1,682)

Notes to consolidated financial statements
(In thousands, except share and per share amounts)

As of December 31, 2009, the major classes of assets and liabilities of Stellar held for sale were as follows:

Accounts receivable, net	$168

Inventories, current	575

Current assets	778

Other equipment, net	707

Inventories, long term	2,125

Current liabilities	412

As of December 31, 2009, the assets held for sale were reported at the lower of cost or estimated fair value less costs to sell and were no longer being depreciated.

Note 5.	ORBCOMM Japan

On December 21, 2010, the Company purchased the remaining 49% noncontrolling ownership interests for $834, thereby making ORBCOMM Japan a wholly-owned subsidiary. The consideration consisted of: (1) $768 cash payment and (2) exchange of outstanding employee receivables of $66 in lieu of receiving payment. The Company accounted for the purchase of the 49% noncontrolling ownership interests as of December 31, 2010 as ORBCOMM Japan’s results of operations were not significant for the period from December 21, 2010 through December 31, 2010. As a result, noncontrolling interests decreased by $2,586 and additional paid-in capital and accumulated other comprehensive income increased by $1,363 and $389, respectively.

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

The Company’s share-based compensation plans consist of its 2006 Long-Term Incentives Plan (the “2006 LTIP”) and its 2004 Stock Option Plan. As of December 31, 2010, there were 839,722 shares available for grant under the 2006 LTIP.

For the years ended December 31, 2010, 2009 and 2008, the Company recognized stock-based compensation expense in continuing operations of $2,211, $1,511 and $3,643, respectively. The Company’s stock-based compensation in discontinued operations for the year ended December 31, 2010 was nil. The Company’s stock-based compensation in discontinued operations for the years ended December 31, 2009 and 2008 was not significant. For the years ended December 31, 2010 and 2008, the Company capitalized stock-based compensation of $39 and $54 to satellite network and other equipment, respectively. The Company has not recognized and does not expect to recognize in the foreseeable future, any tax benefit related to stock-based compensation as a result of the full valuation allowance on its net deferred tax assets and its net operating loss carryforwards generated in the U.S.

The components of the Company’s stock-based compensation expense are presented below:

	For the Years Ended
	December 31,
	2010	2009	2008

Stock appreciation rights	$1,672	$942	$914
Restricted stock units	539	545	2,633
Stock Options	—	24	96

Total	$2,211	$1,511	$3,643

As of December 31, 2010, the Company had unrecognized compensation costs for all share-based payment arrangements totaling $1,210.

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

Notes to consolidated financial statements
(In thousands, except share and per share amounts)

Time-based Stock Appreciation Rights

In March 2010, the Company granted 828,000 time-based SARs. These SARs vest in three equal installments on December 31, 2010, 2011 and 2012. In September 2010, the Company granted 18,000 time-based SARs. These SARs vest in three equal installments on September 20, 2011, 2012 and 2013.

A summary of the Company’s time-based SARs for the year ended December 31, 2010 is as follows:

			Weighted-
			Average
			Remaining	Aggregate
	Number of	Weighted-Average	Contractual	Intrinsic Value
	Shares	Exercise Price	Term (years)	(In thousands)

Outstanding at January 1, 2010	1,166,667	$5.23
Granted	846,000	2.45
Forfeited or expired	(12,000)	2.46

Outstanding at December 31, 2010	2,000,667	$4.07	8.01	$135

Exercisable at December 31, 2010	1,422,000	$4.75	7.55	$ 43

Vested and expected to vest at December 31, 2010	2,000,667	$4.07	8.01	$135

For the years ended December 31, 2010, 2009 and 2008, the Company recorded stock-based compensation expense in continuing operations of $1,349, $903 and $767 relating to the time-based SARs, respectively. As of December 31, 2010, $997 of total unrecognized compensation cost related to the time-based SARs is expected to be recognized through September 2013. The weighted- average grant date fair value of the time-based SARs granted in 2010, 2009 and 2008 was $1.77, $0.91 and $2.27 per share, respectively.

Performance-Based Stock Appreciation Rights

In 2010, the Company granted 312,000 performance-based SARs for 2010 financial and operational targets. These SARs are expected to vest in the first quarter of 2011. The weighted-average grant date fair value of these SARs was $1.72 per share. As of December 31, 2010, the Company estimates that 73% of the performance targets will be achieved resulting in 224,863 performance-based SARs vesting in the first quarter of 2011.

A summary of the Company’s performance-based SARs for the year ended December 31, 2010 is as follows:

			Weighted-
			Average
			Remaining	Aggregate
	Number of	Weighted-Average	Contractual	Intrinsic Value
	Shares	Exercise Price	Term (years)	(In thousands)

Outstanding at January 1, 2010	280,146	$9.59
Granted	312,000	2.46
Forfeited or expired	(25,000)	1.96

Outstanding at December 31, 2010	567,146	$6.00	7.96	$45

Exercisable at December 31, 2010	259,146	$10.22	6.51	$7

Vested and expected to vest at December 31, 2010	484,008	$6.61	7.75	$37

The weighted-average grant date fair value of the performance-based SARs granted during the years ended December 31, 2010, 2009 and 2008 was $1.72, $1.30 and $1.23 per share, respectively.

Notes to consolidated financial statements
(In thousands, except share and per share amounts)

For the years ended December 31, 2010, 2009 and 2008, the Company recorded stock-based compensation expense in continuing operations of $323, $38 and $147 relating to the performance-based SARs, respectively. As of December 31, 2010, $66 of total unrecognized compensation cost related to the performance-based SARs is expected to be recognized through the first quarter of 2011.

The fair value of each time and performance-based SAR award is estimated on the date of grant using the Black-Scholes option pricing model with the assumptions described below for the periods indicated. For year ended December 31, 2010, the expected volatility was based on an average of the Company’s historical volatility over the expected terms of the SAR awards and the comparable publicly traded companies’ historical volatility. For the years ended December 31, 2009 and 2008, the expected volatility was based on the historical volatility for comparable publicly traded companies, due to the Company’s own insufficient trading history. The Company uses the “simplified” method to determine the expected terms of SARs due to an insufficient history of exercises. Estimated forfeitures were based on voluntary and involuntary termination behavior as well as analysis of actual forfeitures. The risk-free interest rate was based on the U.S. Treasury yield curve at the time of the grant over the expected term of the SAR grants.

Years Ended December 31,
	2010	2009	2008

Risk-free interest rate	1.77% to 2.65%	2.15% to 2.34%	2.50% to 3.20%
Expected life (years)	5.5 and 6.0	5.5 and 6.0	5.5 and 6.0
Estimated volatility	83.30% to 85.95%	55.03% and 85.30%	43.98% to 48.98%
Expected dividends	None	None	None

Time-Based Restricted Stock Units

In 2010, the Company granted 79,290 time-based RSUs. These RSUs vest in January 2011.

A summary of the Company’s time-based RSUs for the year ended December 31, 2010 is as follows:

		Weighted-Average Grant
	Shares	Date Fair Value

Balance at January 1, 2010	238,753	$3.18
Granted	79,290	2.27
Vested	(161,419)	3.01
Forfeited or expired	—	—

Balance at December 31, 2010	156,624	$2.90

For the years ended December 31, 2010, 2009 and 2008, the Company recorded stock-based compensation expense in continuing operations of $539, $461 and $2,176 related to the time-based RSUs, respectively. As of December 31, 2010, $147 of total unrecognized compensation cost related to the time-based RSUs granted is expected to be recognized through July 2012.

Performance-Based Restricted Stock Units

In 2010, the Company did not grant any performance-based RSUs. For the years ended December 31, 2010, 2009 and 2008, the Company recorded stock-based compensation expense in continuing operations of nil, $85 and $457 related to performance-based RSUs, respectively.

Stock Options

Options granted under the 2004 Stock Option Plan have a maximum term of 10 years and vest over a period determined by the Company’s Board of Directors (generally four years) at an exercise price per share determined by

Notes to consolidated financial statements
(In thousands, except share and per share amounts)

the Board of Directors at the time of the grant. The 2004 stock option plan expires 10 years from the effective date, or when all options have been granted, whichever is sooner. The Company did not grant stock options in 2010, 2009 and 2008.

.

A summary of the status of the Company’s stock options as of December 31, 2010 is as follows:

			Weighted-Average
			Remaining	Aggregate
	Number of	Weighted-Average	Contractual	Intrinsic Value
	Shares	Exercise Price	Term (years)	(In thousands)

Outstanding at January 1, 2010	782,079	$2.98
Granted	—	—
Exercised	—	—
Forfeited or expired	(24,251)	3.27

Outstanding at December 31, 2010	757,828	$2.97	3.20	$105

Exercisable at December 31, 2010	757,828	$2.97	3.20	$105

Vested and expected to vest at December 31, 2010	757,828	$2.97	3.20	$105

Note 7.	Net Loss per Common Share

Basic net loss per common share is calculated by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding for the year. Diluted net loss per common share is the same as basic net loss per common share, because potentially dilutive securities such as SARs, RSUs, stock options and stock warrants would have an antidilutive effect as the Company incurred a net loss for the years ended December 31, 2010, 2009 and 2008. The potentially dilutive securities excluded from the determination of basic and diluted loss per share, as their effect is antidilutive, are as follows:

	Years Ended December 31,
	2010	2009	2008

SARs	2,567,813	1,446,813	1,433,566
RSUs	156,624	238,753	473,313
Stock options	757,828	782,079	782,079
Common stock warrants	—	—	257,986

	3,482,265	2,467,645	2,946,944

Note 8.	Marketable Securities

As of December 31, 2010 and 2009, the marketable securities are recorded at amortized cost which approximates fair market value which was based on Level 1 inputs. All investments mature in one year or less.

Notes to consolidated financial statements
(In thousands, except share and per share amounts)

	December 31, 2010			December 31, 2009
		Gross	Gross		Gross	Gross
	Fair	Unrealized	Unrealized	Fair	Unrealized	Unrealized
	Value	Losses	Gains	Value	Losses	Gains

U.S. government and agency obligations	$39,926	$18	$5	$13,009	$—	$1
Corporate obligations	24,108	18	3	11,211	7	—
FDIC-insured certificates of deposit	3,837	3	—	1,919	—	—

	$67,871	$39	$8	$26,139	$7	$1

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

At December 31, 2010 and 2009, the gross unrealized losses of $39 and $7, respectively, were primarily due to changes in interest rates and not credit quality of the issuer. Accordingly, the Company has determined that the gross unrealized losses are not other-than-temporary at December 31, 2010 and 2009 and there has been no recognition of impairment losses in its consolidated statements of operations for the years ended December 31, 2010 and 2009.

Cost method investment

On April 5, 2010, the Company entered into a stock purchase agreement with Alanco Technologies, Inc., (“Alanco”), the parent company of a terrestrial VAR, StarTrak Systems, LLC (“StarTrak”) a provider of tracking, monitoring and control services for the refrigerated transport market. Under the terms of the stock purchase agreement, the Company purchased 500,000 shares of Series E Convertible Preferred Stock (“Series E preferred stock”) from Alanco for consideration totaling $2,250. The consideration consisted of: (1) $1,356 cash payment, (2) exchange of outstanding accounts receivable balance of $644 in lieu of receiving payment from StarTrak and (3) a $250 credit against future accounts receivable for satellite usage fees.

Each share of the Series E preferred stock is entitled to an annual dividend of 5% per annum, payable quarterly, when declared by Alanco’s board of directors in cash or stock. The Series E preferred stock is an equity security that does not have a readily determinable fair value. The Company periodically assesses whether the investment is other-than-temporarily impaired. If the Company determines that an other-than temporary impairment has occurred, the Company will write down the investment to its fair value. The fair value of a cost method investment is not evaluated if there are no identified events or changes in circumstances that may have a significant adverse effect on the investment’s fair value.

In July 2010, Alanco’s board of directors declared a quarterly dividend and the Company received 15,060 shares of Alanco’s common stock valued at $28. The Company increased its cost method investment by $28 and recorded dividend income for the same amount in other income in its consolidated statements of operations for the year ended December 31, 2010.

As of December 31, 2010, the carrying amount of the Company’s cost method investment was $2,278.

On February 23, 2011, the Company entered into an Asset Purchase Agreement with Alanco to purchase substantially all of the assets of StarTrak.

Notes to consolidated financial statements
(In thousands, except share and per share amounts)

Note 9.	Satellite Network and Other Equipment

Satellite network and other equipment consisted of the following:

	Useful Life	December 31,
	(Years)	2010	2009

Land		$381	$381
Satellite network	1 to 10 years	32,560	27,814
Capitalized software	3-5	1,646	1,318
Computer hardware	5	1,247	1,144
Other	5-7	1,311	1,105
Assets under construction		62,374	66,450

		99,519	98,212
Less accumulated depreciation and amortization		(27,835)	(25,004)

		$71,684	$73,208

During the years ended December 31, 2010 and 2009, the Company capitalized costs attributable to the design and development of internal-use software in the amount of $353 and $175, respectively.

Depreciation and amortization expense for the years ended December 31, 2010, 2009 and 2008 was $2,831, $17,629 and $1,688, respectively. This includes amortization of internal-use software of $352, $342 and $252 for the years ended December 31, 2010, 2009 and 2008, respectively.

Assets under construction primarily consist of milestone payments pursuant to procurement agreements, which includes the design, development, launch and other direct costs relating to the construction of the satellites (See Note 18) and upgrades to its infrastructure and the ground segment.

On June 19, 2008, the Coast Guard Demonstration satellite (“CDS”) and five quick-launch satellites were launched. Due to continued delays associated with the construction of the final quick-launch satellite #6, the Company was retaining it for future deployment. Since launch, communications capability for all of the quick-launch satellites and the CDS have been lost and the Company impaired the full cost of quick-launch satellite #6.

As a result of losing communications capabilities, the Company recognized in 2009 non-cash impairment charges of $29,244 relating to the three quick-launch satellites and the CDS satellite that were launched in June 2008 in its consolidated statements of operations.

In August 2009, the Company placed in service the two remaining quick-launch satellites for which the Company maintained communications capability which were providing limited ORBCOMM messaging and worldwide AIS services. These satellites were experiencing attitude control system anomalies which resulted in the satellites not pointing towards the sun and the earth as expected. These pointing errors resulted in reduced power generation, improper satellite spacing within the orbital plane and reduced communications capabilities. One of these satellites had an intermittent flight computer anomaly and a power system anomaly which significantly reduced its availability. The similarity of these satellites to the failed satellites significantly reduce their expected useful lives. These two satellites were fully depreciated as of December 31, 2009.

On June 22, 2010, one of the two remaining quick-launch satellites experienced a power system anomaly which resulted in loss of contact with the satellite. This satellite was covered as a part of the Company’s insurance settlement received in December 2009 as it was considered a constructive total loss under the Company’s insurance policy.

In September 2010, the Company recorded a non-cash impairment charge of $6,509 to write-off quick-launch satellite #6 after entering into a settlement agreement with OHB in connection with two contracts to build and deploy satellites that were launched in June 2008, along with signing the new AIS Satellite Deployment and

Notes to consolidated financial statements
(In thousands, except share and per share amounts)

License Agreement, discussed in Note 18. The two agreements covered by the settlement were the ORBCOMM Concept Demonstration Satellite Bus, Integration Test and launch services procurement agreement with respect to the Coast Guard demonstration satellite and the procurement agreement with respect to quick-launch satellites #1 through 6. Quick-launch satellite #6, which was not launched in June 2008 as part of the earlier agreement, was expected to be retained for future deployment after completion to address the anomalies exhibited by the earlier satellites. The decision to write-off quick-launch satellite #6 instead of completing it was based on the Company’s determination that completion of the construction and launch of this satellite would not be cost effective.

Toward the end of the fourth quarter of 2010, the Company lost contact with its remaining quick-launch satellite which had experienced various anomalies since its launch in June 2008. This satellite was covered as a part of the Company’s insurance settlement received in December 2009 as it was considered a constructive total loss under the Company’s insurance policy. The Company will continue its efforts to restore commercial-level AIS service in the near term either through the launch of the first of two AIS-only satellites during the second quarter of 2011, or through securing other third-party sources.

The loss of these satellites can result in longer latencies in transmitting messages but is not otherwise expected to have a material adverse effect on the Company’s satellite communications service as the satellites were not in full operational service.

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

Restricted cash consists of the remaining cash collateral of $3,000 for a performance bond required by the FCC in connection with the construction, launch and operation of the 18 next-generation satellites that was authorized in the March 21, 2008 FCC Space Segment License modification. Under the terms of the performance bond, the cash collateral will be reduced in increments of $1,000 upon issuance of an FCC finding that the Company has completed the specified milestones. The Company certified completion of the first three milestones to the FCC on March 20, 2009. In November 2009, $2,000 was returned to the Company upon the FCC’s finding that the first two milestones had been satisfied. The FCC has not yet issued a ruling on the certification of the third milestone. In response to a request from FCC staff, the Company filed a further supplement to the third milestone certification on December 22, 2010. The Company has classified $1,000 of restricted cash for the third milestone as a current asset and the remaining $2,000 of restricted cash as a non-current asset on the Company’s consolidated balance sheet as of December 31, 2010.

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

Note 11.	Intangible Assets

The Company’s intangible assets consisted of the following:

		December 31,
		2010			2009
	Useful Life		Accumulated			Accumulated
	(Years)	Cost	Amortization	Net	Cost	Amortization	Net

Acquired licenses-Satcom International Group, plc	6	$8,115	$(7,001)	$1,114	$8,115	$(5,515)	$2,600

Amortization expense for the years ended December 31, 2010, 2009 and 2008 was $1,486.

Estimated amortization expense for the acquired licenses in 2011 is $1,114.

Note 12.	Accrued Liabilities

The Company’s accrued liabilities consisted of the following:

	December 31
	2010	2009

Accrued compensation and benefits	$2,151	$1,738
Accrued interest	857	797
Deferred rent payable	112	919
Other accrued expenses	2,923	2,156

	$6,043	$5,610

Note 13.	Deferred Revenue

Deferred revenues consisted of the following:

	December 31
	2010	2009

Service activation fees	$2,277	$2,563
Prepaid services	1,067	1,035
Manufacturing license fees	29	44
Professional services	—	6,437

	3,373	10,079
Less current portion	(2,134)	(3,849)

Long-term portion	$1,239	$6,230

At December 31, 2009, deferred professional services revenue represent amounts related to the USCG Concept Validation Project. The amount primarily represents one deliverable under the agreement to design,

Notes to consolidated financial statements
(In thousands, except share and per share amounts)

develop, launch and operate a single satellite equipped with the capability to receive, process and forward AIS data (“CDS satellite”) to demonstrate that low earth orbit satellites are able to receive and process AIS signals. The payment for the deliverable was being recognized over the expected life of the customer relationship period in which the USCG was expected to benefit as the Company believed that the relationship period would be longer than the contractual period. On August 5, 2010, the Company’s agreement with the USCG was completed. The Company terminated AIS data transmission and maintenance services to the USCG the following day and the USCG is no longer benefiting from this payment. As a result of the expiration of the agreement, the Company determined that the relationship with the USCG for purposes of the agreement ended and the remaining unamortized AIS deferred professional services revenues of $5,906 that were prepaid are recognized in service revenues during the quarter ended September 30, 2010.

Note 14.	Notes Payable

OHB Technology A.G.

In 2005, in connection with acquisition of a majority interest in Satcom International Group plc, the Company has recorded an indebtedness to OHB, a principal stockholder of the Company. At December 31, 2010, the principal balance of the note payable was €1,138 ($1,514) and it had a carrying value of $1,416. At December 31, 2009, the principal balance of the note payable was €1,138 ($1,628) and it had a carrying value of $1,398. The difference between the carrying value and principal balance is being amortized to interest expense over the estimated life of the note of six years. Interest expense related to the note was $131 for the years ended December 31, 2010, 2009 and 2008. This note does not bear interest and has no fixed repayment term. Repayment will be made from the distribution profits (as defined in the note agreement) of ORBCOMM Europe LLC (“ORBCOMM Europe”). The note has been classified as long-term and the Company does not expect any repayments to be required prior to January 1, 2012.

Note 15.	Stockholders’ Equity

Preferred Stock

The Company currently has 50,000,000 shares of preferred stock authorized. No shares were outstanding at December 31, 2010 and 2009.

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

Warrants

The Company issued no warrants to purchase common stock in 2010, 2009 and 2008. As of December 31, 2010, the Company had no outstanding warrants to purchase shares of common stock.

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

At December 31, 2010, the Company has reserved 4,321,987 shares of common stock for future issuances related to employee stock compensation plans.

Note 16.	Geographical Information

The Company operates in one reportable segment, satellite data communications. Other than satellites in orbit, long-lived assets outside of the United States are not significant. The following table summarizes revenues on a percentage basis by geographic region, based on the country in which the customer is located:

	Years Ended December 31,
	2010	2009	2008

United States	81%	86%	77%
Japan	14%	10%	19%
Other	5%	4%	4%

	100%	100%	100%

Note 17.	Income Taxes

The following is a summary of the tax provision for the Company’s continuing operations for the years ended December 31, 2010, 2009 and 2008:

	December 31,
	2010	2009	2008

Current
Federal	$—	$—	$—
State	—	—	—
International	42	—	—

Total	$42	$—	$—

Deferred:
Federal	(75)	$546	$(4)
State	(14)	103	(1)
International	409	74	961

Subtotal	320	723	956
Valuation allowance	(578)	(723)	(956)

Total	$(216)	$—	$—

Notes to consolidated financial statements
(In thousands, except share and per share amounts)

The components of net deferred tax assets (liability) are as follows:

	December 31,
	2010	2009

Deferred tax assets:
Current deferred tax assets:
Deferred revenues	$907	$1,464
Allowance for doubtful accounts	720	649
Deferred compensation	96	1,297
Bonus accruals	388	360
Vacation accrual	300	270
Deferred rent	42	349
Accrued expenses	129	129
Installment sale note receivable	161	—

Total current deferred tax assets	2,743	4,518

Non-current deferred tax assets:
Satellite network and other property	199	121
Deferred revenues	402	2,369
Deferred compensation	1,846	—
Deferred rent	121	—
Accrued expenses	195	203
Installment sale note receivable	496	—
Other	47	—
Tax loss carryforwards	14,071	9,362

Total non-current deferred tax assets	17,377	12,055

Total deferred tax assets	20,120	16,573

Non-current deferred tax liability, deferred gain on involuntary conversion	(4,972)	(4,812)

Net deferred tax assets before valuation allowance	15,148	11,761
Less valuation allowance	(14,890)	(11,761)

Net deferred tax asset	$258	$—

The benefit for income taxes differs from the amount computed by applying the statutory U.S. Federal income tax rate from continuing operations because of the effect of the following items:

	Years Ended December 31,
	2010	2009	2008

Income tax benefit at U.S. statutory rate of 34%	$(436)	$(845)	$(971)
State income taxes, net of federal benefit	(9)	68	(1)
Effect of foreign subsidiaries	748	596	1,401
Other permanent items	59	904	527
Change in valuation allowance	(578)	(723)	(956)

Income tax (benefit)	$(216)	$—	$—

Notes to consolidated financial statements
(In thousands, except share and per share amounts)

During the quarter ended December 31, 2010, the Company reversed $258 in the valuation allowance for deferred tax assets associated with ORBCOMM Japan which operates in the foreign jurisdiction of Japan. Accordingly, the deferred tax assets that are recorded on the consolidated balance sheet as of December 31, 2010 relate to ORBCOMM Japan. The primary evidence used in determining to reverse the valuation allowance was that ORBCOMM Japan has had positive cumulative earnings since 2008. Other positive evidence includes: ORBCOMM Japan’s forecast which indicates that its positive earnings will continue in the long-term and the utilization of its net operating loss carryforwards before expiration. The valuation allowance was originally established in 2008 based primarily on negative evidence of ORBCOMM Japan’s limited operating history following its reorganization. As a result, the Company maintained a full valuation allowance on these deferred tax assets until sufficient positive evidence existed to support reversal. The Company is continuing to maintain a valuation allowance against its net deferred tax assets attributable to its operations in the United States and other foreign jurisdictions as realization of such assets is not considered more likely than not.

In 2010, the valuation allowance and the deferred tax assets of $3,702, which primarily consists of net operating loss carryforwards was reclassified from discontinued operations to continuing operations as result of the sale of Stellar.

The net change in the total valuation allowance for the years ended December 31, 2010, 2009 and 2008 was $578, $723 and $956, respectively.

The Company recognizes tax benefits associated with the exercise of stock options and vesting of RSUs directly to stockholders’ equity only when the tax benefit reduces income tax payable on the basis that a cash tax savings has occurred. Accordingly, deferred tax assets are not recognized for net operating loss carryforwards resulting from tax benefits. As of December 31, 2010 and 2009, the Company has not recognized in its deferred tax assets an aggregate of $4,157 of windfall tax benefits associated with the exercise of stock options and the vesting of RSUs.

At December 31, 2010 and December 31, 2009, the Company had potentially utilizable federal and state net operating loss tax carryforwards of $39,173 and $24,020, respectively. The net operating loss carryforwards expire at various times through 2030. At December 31, 2010 and December 31, 2009, the Company had potentially utilizable foreign net operating loss carryforwards of $5,523 and $6,761, respectively. The foreign net operating loss carryforwards expire on various dates through 2030.

The utilization of the Company’s net operating losses may be subject to a substantial limitation due to the “change of ownership provisions” under Section 382 of the Internal Revenue Code and similar state provisions. Such limitation may result in the expiration of the net operating loss carryforwards before their utilization.

The Company has not provided deferred income taxes on the undistributed earnings of its Japan subsidiary. The amount of such earnings was $2,500. These earnings have been permanently reinvested and the Company does not plan to initiate action that would precipitate the payment of income taxes thereon. It is not practicable to estimate the amount of additional tax that might be payable on the undistributed earnings of its Japan subsidiary.

During the years December 31, 2010, 2009 and 2008, the Company recorded no significant unrecognized tax benefits. Due to the existence of the Company’s valuation allowance, the uncertain tax benefits if recognized would not impact the Company’s effective income tax rate. The Company is subject to U.S. federal and state examinations by tax authorities from 2007. The Company does not expect any significant changes to its unrecognized tax positions during the next twelve months.

No interest and penalties related to uncertain tax positions were accrued at December 31, 2010, 2009 and 2008.

Notes to consolidated financial statements
(In thousands, except share and per share amounts)

The following table is a reconciliation of the beginning and ending amount of unrecognized tax benefits:

	2010	2009	2008

Balance at January 1	$775	$775	$775
Additions for tax positions related to prior years	—	—	—
Additions for tax positions	—	—	—
Reductions for tax positions of prior years	—	—	—
Settlements	—	—	—

Balance at December 31	$775	$775	775

As of December 31, 2010 and 2009, the unrecognized tax benefits have been recorded as a reduction to the Company’s federal and state net operating loss tax carryforwards in deferred tax assets.

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

As of December 31, 2010, the Company has made milestone payments of $42,120 under the agreement. The Company anticipates making payments under the agreement of $12,636 during 2011. Under the agreement, SNC has agreed to provide the Company with an optional secured credit facility for up to $20,000 commencing 24 months after the execution of the agreement and maturing 44 months after the effective date. If the Company elects to establish and use the credit facility it and SNC will enter into a formal credit facility on terms established in the agreement.

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

The Company anticipates that the Launch Services will be performed between the third quarter of 2011 and first quarter of 2014, subject to certain rights of the Company and SpaceX to reschedule any of the particular Launch Services as needed. The Agreement also provides the Company the option to procure, prior to each Launch Service, reflight launch services whereby in the event the applicable Launch Service results in a failure due to the SpaceX launch vehicle, SpaceX will provide comparable reflight launch services at no additional cost to the Company beyond the initial option price for such reflight launch services.

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

As of December 31, 2010, the Company has made milestone payments of $10,080 under the Agreement. The Company anticipates making payments under the agreement of $12,420 during 2011.

AIS Satellite Deployment and License Agreement

On September 28, 2010, the Company and OHB entered into an AIS Satellite Deployment and License Agreement (the “AIS Satellite Agreement”) pursuant to which OHB, through its affiliate Luxspace Sarl (“LXS”), will (1) design, construct, launch and in-orbit test two AIS microsatellites and (2) design and construct the required ground support equipment. Under the AIS Satellite Agreement, the Company will receive exclusive licenses for all data (with certain exceptions as defined in the AIS Satellite Agreement) collected or transmitted by the two AIS microsatellites (including all AIS data) during the term of the AIS Satellite Agreement and nonexclusive licenses for all AIS data collected or transmitted by another microsatellite expected to be launched by LXS.

The AIS Satellite Agreement provides for milestone payments totaling $2,000 (inclusive of in-orbit testing) subject to certain adjustments. Payments under the AIS Satellite Agreement began upon the execution of the agreement and successful completion of each milestone through to the launch of the two AIS microsatellites scheduled for second quarter of 2011 and late 2011. In addition, to the extent that both AIS microsatellites are successfully operating after launch, the Company will pay OHB lease payments of up to $546, subject to certain adjustments, over thirty-six months. At the Company’s option after thirty-six months it can continue the exclusive licenses for the data with a continuing payment of up to $6 per month. In addition, OHB will also be entitled to credits of up to $500 to be used solely for the microsatellites AIS data license fees payable to the Company under a separate AIS data resale agreement.

Notes to consolidated financial statements
(In thousands, except share and per share amounts)

As of December 31, 2010, the Company has made milestone payments of $350 under the AIS Satellite Agreement. The Company anticipates making the remaining milestone payments under the agreement of $1,650 during 2011.

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

Airtime credits

In 2001, in connection with the organization of ORBCOMM Europe and the reorganization of the ORBCOMM business in Europe, the Company agreed to grant certain country representatives in Europe approximately $3,736 in airtime credits. The Company has not recorded the airtime credits as a liability for the following reasons: (i) the Company has no obligation to pay the unused airtime credits if they are not utilized; and (ii) the airtime credits are earned by the country representatives only when the Company generates revenue from the country representatives. The airtime credits have no expiration date. Accordingly, the Company is recording airtime credits as services are rendered and these airtime credits are recorded net of revenues from the country representatives. For the years ended December 31, 2010, 2009 and 2008 airtime credits used totaled approximately $40, $76 and $183, respectively. As of December 31, 2010 and 2009 unused credits granted by the Company were approximately $2,191 and $2,231, respectively.

Operating leases

The Company leases office, storage and other facilities under agreements classified as operating leases which expire through 2015. Future minimum lease payments, by year and in the aggregate, under non-cancelable operating leases with initial or remaining terms of one year or more as of December 31, 2010 are as follows:

Years Ending December 31,

2011	$1,130
2012	1,007
2013	887
2014	364
2015	51

$3,439

Rent expense for the years ended December 31, 2010, 2009 and 2008 was approximately $718, $1,094 and $1,608, respectively.

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

The Company maintains a 401(k) plan. All employees who have been employed for three months or longer are eligible to participate in the plan. Employees may contribute up to 15% of eligible compensation to the plan, subject to certain limitations. The Company has the option of matching up to 100% of the amount contributed by each employee up to 4% of employee’s compensation. In addition, the plan contains a discretionary contribution component pursuant to which the Company may make an additional annual contribution. Contributions vest over a five-year period from the employee’s date of employment. The Company did not make any contributions for the years ended December 31, 2010, 2009 and 2008.

Note 20.	Supplemental Disclosure of Noncash Investing and Financing Activities

	Years Ended December 31,
	2010	2009	2008

Investing activities:
Capital expenditures incurred not yet paid	$1,523	$1,045	$6,626
Stock-based compensation included in capital expenditures	39	—	54
Accounts receivable exchanged and deferred credit issued as part of consideration for other investment	894	—	—
Gateway and components recorded in inventory in prior years which were used for construction under satellite network and other equipment	129	—	—
Gateway received in settlement of long-term receivable	—	—	230
Net assets from step acquisition of subsidiary	—	—	1.363
Asset basis adjustment due to expiration of gateway purchase option	—	—	161
Financing activities:
Employee receivables exchanged as part of consideration for purchase of noncontrolling ownership interests in ORBCOMM Japan	66	—	—

Notes to consolidated financial statements
(In thousands, except share and per share amounts)

Note 21.	Quarterly Financial Data (Unaudited)

The quarterly results of operations are summarized below:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2010
Revenues	$7,417	$7,837	$13,912	$7,510
Income (loss) from operations	(368)	249	(428)	(871)
Income (loss) from continuing operations	(499)	295	(303)	(685)
Loss from discontinued operations	(91)	(3,479)	(113)	(70)
Net loss attributable to ORBCOMM Inc.	(735)	(3,296)	(609)	(529)
Net income (loss) per common share-basic:
Income (loss) from continuing operations	(0.02)	0.00	(0.01)	(0.01)
Loss from discontinued operations	(0.00)	(0.08)	(0.00)	(0.00)
Net loss attributable to ORBCOMM Inc.	(0.02)	(0.08)	(0.01)	(0.01)
Net income (loss) per common share-diluted
Income (loss) from continuing operations	(0.02)	0.00	(0.01)	(0.01)
Income (loss) from discontinued operations	(0.00)	(0.08)	(0.00)	(0.00)
Net income (loss) attributable to ORBCOMM Inc.	(0.02)	(0.08)	(0.01)	(0.01)
Weighted-average shares outstanding:
Basic	42,558,510	42,563,207	42,603,852	42,616,950
Diluted	42,558,510	42,612,705	42,603,852	42,616,950
2009
Revenues	$6,727	$6,770	$7,031	$7,038
Income (loss) from operations	(8,591)	(1,108)	(562)	7,796
Income (loss) from continuing operations	(8,647)	(745)	(718)	7,755
Income (loss) from discontinued operations	(452)	412	(489)	(425)
Net income (loss) attributable to ORBCOMM Inc.	(9,135)	(362)	(1,237)	7,295
Net income (loss) per common share-basic:
Income (loss) from continuing operations	(0.21)	(0.02)	(0.02)	0.18
Income (loss) from discontinued operations	(0.01)	0.01	(0.01)	(0.01)
Net income (loss) attributable to ORBCOMM Inc.	(0.22)	(0.01)	(0.03)	0.17
Net income (loss) per common share-diluted
Income (loss) from continuing operations	(0.21)	(0.02)	(0.02)	0.18
Income (loss) from discontinued operations	(0.01)	0.01	(0.01)	(0.01)
Net income (loss) attributable to ORBCOMM Inc.	(0.22)	(0.01)	(0.03)	0.17
Weighted-average shares outstanding:
Basic	42,308,367	42,406,892	42,442,477	42,455,531
Diluted	42,308,367	42,406,892	42,442,477	42,608,019

The Company corrected its accounting for the allocation of net losses attributable to noncontrolling interests in accordance with ASC 810, Consolidation Topic. The cumulative immaterial adjustment resulted in decreasing the net loss attributable to ORBCOMM Inc. by $397 and decreasing the net income attributable to noncontrolling interests by $397 during the fourth quarter of 2010.

Schedule II — Valuation and Qualifying Accounts

	Col. B	Col. C					Col. E
	Balance at	Charged to	Charged to				Balance at
	Beginning of the	Costs and	Other		Col. D		End of the
Description	Period	Expenses	Accounts		Deductions		Period
		(Amounts in thousands)

Year ended December 31, 2010
Allowance for doubtful receivables	$803	(175)	(71	)(1)	—		$557
Deferred tax asset valuation	$11,761	(578)	5	(2)	3,702	(3)	$14,890
Year ended December 31, 2009
Allowance for doubtful receivables	$101	714	(12	)(1)	—		$803
Deferred tax asset valuation	$12,403	(723)	81	(2)	—		$11,761
Year ended December 31, 2008
Allowance for doubtful receivables	$260	(177)	18	(1)	—		$101
Deferred tax asset valuation	$12,824	(956)	535	(2)	—		$12,403

(1)	Amounts relate to write-offs net of recoveries.

(2)	Amounts relate to differences in foreign exchange rates.

(3)	Amounts relate to reclassification of deferred tax assets and valuation allowance from discontinued operations to continuing operations.

Exhibit Index

Exhibit
No.		Description	Page No.

3.1		Restated Certificate of Incorporation of the Company, filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, is incorporated herein by reference.
3.2		Amended Bylaws of the Company, filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, is incorporated herein by reference.
†10	.1	ORBCOMM Concept Demonstration Satellite Bus, Integration Test and Launch Services Procurement Agreement, dated March 10, 2005, between the Company and OHB-System AG, filed as Exhibit 10.3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference.
†10	.1.2	Amendment to the Procurement Agreement, dated June 5, 2006, between the Company and OHB-System AG, filed as Exhibit 10.3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference.
†10	.1.3	Memorandum of Agreement dated July 2, 2008 between the Company and OHB System, AG, concerning modifications to Amendment No. 1 dated as of June 5, 2006 of ORBCOMM Concept Demonstration Satellite Bus, Integration Test and Launch Services Procurement Agreement dated March 10, 2005 by and between the Company and OHB System, AG, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, is incorporated herein by reference.
10	.1.4	Memorandum of Agreement dated November 25, 2008, between the Company and OHB System, AG, concerning Amendment No. 1 dated as of June 5, 2006 of ORBCOMM Concept Demonstration Satellite Bus, Integration Test and Launch Services Procurement Agreement dated March 10, 2005 by and between the Company and OHB System, AG., filed as Exhibit 10.3.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, is incorporated herein by reference.
10	.1.5	Settlement agreement and specific release dated September 27, 2010, between the Company and OHB System AG filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, is incorporated herein by reference
†10	.2	ORBCOMM Concept Demonstration Communication Payload Procurement Agreement, dated November 3, 2004, between the Company and Orbital Sciences Corporation, filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference.
†10	.2.1	Amendment to the Procurement Agreement, dated April 21, 2006, between the Company and Orbital Sciences Corporation, filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference.
10	.2.2	Memorandum of Agreement, dated October 10, 2007, between the Company and Orbital Sciences Corporation concerning modification to the Amendment to the procurement agreement filed as Exhibit 10.5.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, is incorporated herein by reference. .
†10	.3	ORBCOMM Generation 2 Procurement Agreement dated May 5, 2008, by and between the Company and Sierra Nevada Corporation, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2008, is incorporated herein by reference.
10	.3.1	Launch Vehicle changes task order agreement dated August 31, 2010 between the Company and Sierra Nevada Corporation filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, is incorporated herein by reference.
10	.3.2	Engineering change requests and enhancements task order agreement dated August 31, 2010, between the Company and Sierra Nevada Corporation filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, is incorporated herein by reference.
†10	.4	Falcon 1e Commercial Launch Services Agreement, dated August 28, 2009 between the Company and Space Exploration Technologies Corporation (previously filed as Exhibit 10.1 to the Company’s Quarterly Report Amendment No. 1 on Form 10-Q/A for the quarter ended September 30, 2009).

Exhibit
No.		Description	Page No.

10.5		Second Amended and Restated Registration Rights Agreement, dated as of December 30, 2005, by and among the Company and certain preferred stockholders of the Company, filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference.
10.6		Form of Indemnification Agreement between the Company and the executive officers and directors of the Company, filed as Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference.
10.7		Schedule identifying agreements substantially identical to the Form of Indemnification Agreement constituting Exhibit 10.6 hereto.
*10	.8	2004 Stock Option Plan, filed as Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference.
*10	.9	2006 Long-Term Incentives Plan, filed as Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference.
*10	.10	Form of Incentive Stock Option Agreement under the 2004 Stock Option Plan, filed as Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference, filed as Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference.
*10	.10.1	Form of Non Statutory Stock Option Agreement under the 2004 Stock Option Plan, filed as Exhibit 10.18 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference.
*10	.11	Employment Agreement between Marc J. Eisenberg and the Company.
*10	.12	Employment Agreement between John J. Stolte Jr. and the Company.
*10	.13	Employment Agreement between Robert G. Costantini and the Company.
*10	.14	Employment Agreement between Christian G. Le Brun and the Company.
*10	.15	Employment Agreement between Brian Bell and the Company.
*10	.16	Form of Restricted Stock Unit Award Agreement under the 2006 Long-Term Incentives Plan, filed as Exhibit 10.24 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference.
*10	.17	Form of Stock Appreciation Rights Award Agreement under the 2006 Long-Term Incentives Plan, filed as Exhibit 10.25 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference.
10.18		Summary of Non-Employee Director Compensation, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007 (File No. 000-1361983), is incorporated herein by reference.
†10	.19	Settlement and Release Agreement regarding loss of ORBCOMM CDS and Quick-Launch 1-5 Satellites dated December 10, 2009, filed as Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, is incorporated herein by reference.
21		Subsidiaries of the Company
23.1		Consent of KPMG LLP, an independent registered public accounting firm.
23.2		Consent of Deloitte & Touche LLP, an independent registered public accounting firm.
24		Power of Attorney authorizing certain persons to sign this Annual Report on behalf of certain directors and executive officers of the Company.
31.1		Certification of the Chief Executive Officer and President required by Rule 13a-14(a).
31.2		Certification of the Executive Vice President and Chief Financial Officer required by Rule 13a-149a).
32		Certification of the Chief Executive Officer and President and Executive Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

*	Management contract or compensatory plan or arrangement.

†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment. The omitted portions have been separately filed with the Securities and Exchange Commission.