Form 10-Q
period 2011-03-31
ORBCOMM Inc.
filed 2011-05-10
CIK 1361983

United States Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock as of May 3, 2011 is 42,760,355.

PART I — Financial Information

Item 1.	Condensed Consolidated Financial Statements (Unaudited):
ORBCOMM Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(Unaudited)

	March 31,	December 31,
	2011	2010
ASSETS

Current assets:
Cash and cash equivalents	$21,226	$17,026
Restricted cash	1,000	1,000
Marketable securities	61,055	67,902
Accounts receivable, net of allowances for doubtful accounts of $630 and $557	5,660	4,536
Inventories	207	172
Prepaid expenses and other current assets	1,709	1,377
Deferred income taxes	117	117

Total current assets	90,974	92,130

Satellite network and other equipment, net	72,388	71,684
Intangible assets, net	743	1,114
Restricted cash	2,220	3,030
Other investment	2,334	2,278
Deferred income taxes	140	141
Other assets	1,058	1,092

Total assets	$169,857	$171,469

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$2,508	$2,143
Accrued liabilities	4,758	6,043
Current portion of deferred revenue	1,946	2,134

Total current liabilities	9,212	10,320
Note payable — related party	1,540	1,416
Deferred revenue, net of current portion	1,194	1,239
Other liabilities	317	375

Total liabilities	12,263	13,350

Commitments and contingencies

Equity:
ORBCOMM Inc. stockholders’ equity
Common stock, par value $0.001; 250,000,000 shares authorized; 42,760,355 and 42,616,950 shares issued and outstanding	43	43
Additional paid-in capital	234,527	234,125
Accumulated other comprehensive income	1,075	1,126
Accumulated deficit	(77,315)	(76,584)

Total ORBCOMM Inc. stockholders’ equity	158,330	158,710
Noncontrolling interests	(736)	(591)

Total equity	157,594	158,119

Total liabilities and equity	$169,857	$171,469

See notes to condensed consolidated financial statements.

ORBCOMM Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three months ended
	March 31,
	2011	2010
Revenues:
Service revenues	$7,397	$6,882
Product sales	486	535

Total revenues	7,883	7,417

Costs and expenses (1):
Costs of services	3,463	3,136
Costs of product sales	290	323
Selling, general and administrative	4,421	4,162
Product development	174	164
Acquisition-related costs	257	—

Total costs and expenses	8,605	7,785

Loss from operations	(722)	(368)

Other income (expense):
Interest income	54	37
Other income (expense)	101	(120)
Interest expense	(48)	(48)

Total other income (expense)	107	(131)

Loss from continuing operations before income taxes	(615)	(499)

Income taxes	111	—

Loss from continuing operations	(726)	(499)

Loss from discontinued operations	—	(91)

Net loss	(726)	(590)

Less: Net income attributable to the noncontrolling interests	5	145

Net loss attributable to ORBCOMM Inc.	$(731)	$(735)

Net loss attributable to ORBCOMM Inc.:
Loss from continuing operations	$(731)	$(644)
Loss from discontinued operations	—	(91)

Net loss attributable to ORBCOMM Inc.	$(731)	$(735)

Per share information-basic and diluted:
Loss from continuing operations	$(0.02)	$(0.02)
Loss from discontinued operations	—	(0.00)

Net loss attributable to ORBCOMM Inc.	$(0.02)	$(0.02)

Weighted average common shares outstanding:
Basic and diluted	42,726	42,559

(1) Stock-based compensation included in costs and expenses:
Costs of services	$35	$14
Selling, general and administrative	225	416
Product development	3	2

	$263	$432

See notes to condensed consolidated financial statements.

ORBCOMM Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three months ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(726)	$(590)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in allowance for doubtful accounts	73	(201)
Depreciation and amortization	1,157	1,397
Accretion on note payable-related party	33	33
Stock-based compensation	263	432
Foreign exchange (gains) losses	(42)	121
Amortization of premium on marketable securities	450	131
Common stock dividend received from other investment	(56)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,195)	(813)
Inventories	(38)	(6)
Prepaid expenses and other assets	(25)	(44)
Accounts payable and accrued liabilities	(209)	(528)
Deferred revenue	(230)	(262)
Other liabilities	(30)	—

Net cash used in operating activities of continuing operations	(575)	(330)
Net cash used in operating activities of discontinued operations	—	(177)

Net cash used in operating activities	(575)	(507)

Cash flows from investing activities:
Capital expenditures	(2,121)	(984)
Purchases of marketable securities	(23,848)	(66,422)
Proceeds from maturities of marketable securities	30,245	26,070
Issuance of note receivable to Alanco	(300)	—
Change in restricted cash	810	—

Net cash provided by (used in) investing activities of continuing operations	4,786	(41,336)
Net cash used in investing activities of discontinued operations	—	—

Net cash provided by (used in) investing activities	4,786	(41,336)

Cash flows from financing activities	—	—

Effect of exchange rate changes on cash and cash equivalents	(11)	(13)

Net increase (decrease) in cash and cash equivalents	4,200	(41,856)

Cash and cash equivalents:
Beginning of period	17,026	65,292

End of period	$21,226	$23,436

Supplemental cash flow disclosures:
Noncash investing and financing activities:
Capital expenditures incurred not yet paid	$853	$1,073

Stock-based compensation included in capital expenditures	$14	$3

Gateway and components recorded in inventory in prior years and used for
construction under satellite network and other equipment in 2011	$25	$—

Common stock issued as a form of payment for bonus	$125	$—

See notes to condensed consolidated financial statements.

ORBCOMM Inc.
Condensed Consolidated Statements of Changes in Equity
Three months ended March 31, 2011 and 2010
(in thousands, except share data)
(Unaudited)

				Accumulated
			Additional	other
	Common stock		paid-in	comprehensive	Accumulated	Noncontrolling	Total
	Shares	Amount	capital	income (loss)	deficit	interests	equity

Balances, January 1, 2011	42,616,950	$43	$234,125	$1,126	$(76,584)	$(591)	$158,119
Vesting of restricted stock units	109,290	—	—	—	—	—	—
Stock-based compensation	—	—	277	—	—	—	277
Common stock issued for payment of bonus	34,115	—	125	—	—	—	125
Net income (loss)	—	—	—	—	(731)	5	(726)
Cumulative translation adjustment	—	—	—	(51)	—	(150)	(201)

Balances, March 31, 2011	42,760,355	$43	$234,527	$1,075	$(77,315)	$(736)	$157,594

Balances, January 1, 2010	42,455,531	$42	$230,512	$76	$(71,415)	$1,703	$160,918
Vesting of restricted stock units	107,420	1	—	—	—	—	1
Stock-based compensation	—	—	435	—	—	—	435
Net income (loss)	—	—	—	—	(735)	145	(590)
Cumulative translation adjustment	—	—	—	180	—	(13)	167

Balances, March 31, 2010	42,562,951	$43	$230,947	$256	$(72,150)	$1,835	$160,931

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
2. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
In the opinion of management, the financial statements as of March 31, 2011 and for the three month periods ended March 31, 2011 and 2010 include all adjustments (including normal recurring accruals) necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.
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
Investments in entities over which the Company has the ability to exercise significant influence but does not have a controlling interest are accounted for under the equity method of accounting. The Company considers several factors in determining whether it has the ability to exercise significant influence with respect to investments, including, but not limited to, direct and indirect ownership level in the voting securities, active participation on the board of directors, approval of operating and budgeting decisions and other participatory and protective rights. Under the equity method, the Company’s proportionate share of the net income or loss of such investee is reflected in the Company’s condensed consolidated results of operations.
Although the Company owns interests in companies that it accounts for pursuant to the equity method, the investments in those entities had no carrying value as of March 31, 2011 and December 31, 2010. The Company has no guarantees or other funding obligations to those entities. The Company had no equity or losses of those investees for the three months ended March 31, 2011 and March 31, 2010.
Noncontrolling interests in companies are accounted for by the cost method where the Company does not exercise significant influence over the investee. The Company’s cost basis investment is carried at cost (See Note 7).
The Company has incurred losses from inception including a net loss of $731 for the three months ended March 31, 2011 and as of March 31, 2011 the Company has an accumulated deficit of $77,315. As of March 31, 2011, the Company’s primary source of liquidity consisted of cash, cash equivalents, restricted cash and marketable securities totaling $85,501, which the Company believes will be sufficient to provide working capital and milestone payments for its next-generation satellites for the next twelve months.

Fair Value of Financial instruments
The Company has no financial assets or liabilities that are measured at fair value on a recurring basis. However, if certain triggering events occur the Company is required to evaluate the non-financial assets for impairment and any resulting asset impairment would require that a non-financial asset be recorded at the fair value. FASB Topic ASC 820 “ Fair Value Measurement Disclosures ”, prioritizes inputs used in measuring fair value into a hierarchy of three levels: Level 1- unadjusted quoted prices for identical assets or liabilities traded in active markets, Level 2- inputs other than quoted prices included within Level 1 that are either directly or indirectly observable; and Level 3- unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions that market participants would use in pricing.
The carrying value of the Company’s financial instruments, including cash, accounts receivable, note receivable, accounts payable and accrued expenses approximated their fair value due to the short-term nature of these items. The fair value of the Note payable-related party is de minimis.
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
The following table presents customers with revenues greater than 10% of the Company’s consolidated total revenues for the periods shown:

	Three Months ended
	March 31,
	2011	2010
Caterpillar Inc.	24.4%	13.2%
Komatsu Ltd.	18.6%	11.9%
Hitachi Construction Machinery Co., Ltd.	11.7%	13.8%
Asset Intelligence	10.2%	11.6%

The following table presents customers with accounts receivable greater than 10% of the Company’s consolidated accounts receivable for the periods shown:

	March 31,	December 31,
	2011	2010
Caterpillar Inc.	34.9%	19.9%
Asset Intelligence	16.4%	20.3%
The Company does not currently maintain in-orbit insurance coverage for its satellites to address the risk of potential systemic anomalies, failures or catastrophic events affecting its satellite constellation. If the Company experiences significant uninsured losses, such events could have a material adverse impact on the Company’s business.
Income taxes
For the three months ended March 31, 2011, the Company recorded an income tax provision of $111, resulting from income generated by ORBCOMM Japan. As of March 31, 2011, the Company maintained a valuation allowance against all of its net deferred tax assets attributable to operations in the United States and all other foreign jurisdictions, except for Japan, as the realization of such assets was not considered more likely than not.
As of March 31, 2010, the Company maintained a valuation allowance against all net deferred tax assets attributable to all operations in the United States and all foreign jurisdictions as the realization of such assets was not considered more likely than not.
As of March 31, 2011, the Company had unrecognized tax benefits of $775. There were no changes to the Company’s unrecognized tax benefits during the three months ended March 31, 2011. The Company is subject to U.S. federal and state examinations by tax authorities from 2007. The Company does not expect any significant changes to its unrecognized tax positions during the next twelve months.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were recognized during the three months ended March 31, 2011.
3. Discontinued Operations
On August 5, 2010, Stellar Satellite Communications, Ltd. (“Stellar”) entered into an Asset Purchase Agreement with Quake Global, Inc., a manufacturer of satellite communicators to purchase Stellar. Under the terms of the Asset Purchase Agreement, the Company will receive royalty payments contingent on future product sales of inventory as defined in the Asset Purchase Agreement. The Company will recognize the future royalty payments when they are received and the contingency is resolved in accordance with FASB Topic ASC 450 “Contingencies”. For the three months ended March 31, 2011, the Company received royalty payments totaling $70, which is included in continuing operations in its condensed consolidated statements of operations. For the three months ended March 31, 2011, the Company had no discontinued operations.

A summary of discontinued operations for the three months ended March 31, 2010 is as follows:

Revenues- Product sales	$245

Loss from discontinued operations	$(91)

4. Comprehensive Loss
The components of comprehensive loss are as follows:

	Three months ended
	March 31,
	2011	2010
Net loss	$(726)	$(590)
Foreign currency translation adjustment	(201)	167

Comprehensive loss	(927)	(423)
Comprehensive income (loss) attributable to noncontrolling interests	(145)	132

Comprehensive loss attributable to ORBCOMM Inc.	$(782)	$(555)

5. Stock-based Compensation
The Company’s share-based compensation plans consist of its 2006 Long-Term Incentives Plan (the “2006 LTIP”) and its 2004 Stock Option Plan. As of March 31, 2011, there were 631,402 shares available for grant under the 2006 LTIP and no shares available for grant under the 2004 Stock Option Plan.
For the three months ended March 31, 2011 and 2010, the Company recorded stock-based compensation expense in continuing operations of $263 and $432, respectively. The Company’s stock-based compensation in discontinued operations for the three months ended March 31, 2010 was nil. For the three months ended March 31, 2011 and 2010, the Company capitalized stock-based compensation of $14 and $3, respectively. The components of the Company’s stock-based compensation expense are presented below:

	Three months ended
	March 31,
	2011	2010
Stock appreciation rights	$209	$312
Restricted stock units	54	120

Total	$263	$432

As of March 31, 2011, the Company had unrecognized compensation costs for all share-based payment arrangements totaling $1,602.
Time-Based Stock Appreciation Rights
During the three months ended March 31, 2011, the Company granted 58,000 time-based SARs, which vest in three equal installments on December 31, 2011, 2012 and 2013. The weighted-average grant date fair value of these SARs was $2.08 per share.

A summary of the Company’s time-based SARs for the three months ended March 31, 2011 is as follows:

			Weighted-Average
			Remaining	Aggregate
	Number of	Weighted-Average	Contractual	Intrinsic Value
	Shares	Exercise Price	Term (years)	(In thousands)
Outstanding at January 1, 2011	2,000,667	$4.07
Granted	58,000	2.88
Forfeited or expired	—	—

Outstanding at March 31, 2011	2,058,667	$4.04	7.82	$769

Exercisable at March 31, 2011	1,430,334	$4.73	7.30	$255

Vested and expected to vest at March 31, 2011	2,058,667	$4.04	7.82	$769

For the three months ended March 31, 2011 and 2010, the Company recorded stock-based compensation expense in continuing operations of $116 and $267 relating to these SARs, respectively. As of March 31, 2011, $968 of total unrecognized compensation cost related to these SARs is expected to be recognized through December 2013.
Performance-Based Stock Appreciation Rights
During the three months ended March 31, 2011, the Company granted 169,333 performance-based SARs for 2011 financial and operational targets, which are expected to vest in the first quarter of 2012. As of March 31, 2011, the Company estimates that 100% of the performance targets will be achieved. The weighted-average grant date fair value of these SARs was $2.47 per share.
A summary of the Company’s performance-based SARs for the three months ended March 31, 2011 is as follows:

			Weighted- Average
			Remaining	Aggregate
	Number of	Weighted-Average	Contractual	Intrinsic Value
	Shares	Exercise Price	Term (years)	(In thousands)
Outstanding at January 1, 2011	567,146	$6.00
Granted	169,333	3.56
Forfeited or expired	(89,013)	2.45

Outstanding at March 31, 2011	647,466	$5.85	8.11	$205

Exercisable at March 31, 2011	478,134	$6.66	7.48	$197

Vested and expected to vest at March 31, 2011	647,466	$5.85	8.11	$205

For the three months ended March 31, 2011 and 2010, the Company recorded stock-based compensation expense in continuing operations of $93 and $45 relating to these SARs, respectively. As of March 31, 2011, $382 of total unrecognized compensation cost related to these SARs is expected to be recognized through the first quarter of 2012.
The fair value of each time and performance SAR award is estimated on the date of grant using the Black-Scholes option pricing model with the assumptions described below for the periods indicated. The expected volatility was based on an average of the Company’s historical volatility over the expected terms of the SAR awards and the comparable publicly traded companies historical volatility. The Company uses the “simplified” method to determine the expected terms of SARs due to no history of exercises. Estimated forfeitures were based on voluntary and involuntary termination behavior as well as analysis of actual forfeitures. The risk-free interest rate was based on the U.S. Treasury yield curve at the time of the grant over the expected term of the SAR grants.

Three months ended
March, 31
	2011	2010
Risk-free interest rate	2.14% to 2.34%	2.27% and 2.65%
Expected life (years)	5.50 and 6.0	5.50 and 6.0
Estimated volatility factor	83.67% to 84.86%	85.95% and 83.67%
Expected dividends	None	None
Time-based Restricted Stock Units
During the three months ended March 31, 2011, the Company granted 70,000 time-based RSUs, which vest in January 2012.
A summary of the Company’s time-based RSUs for the three months ended March 31, 2011 is as follows:

		Weighted-Average Grant
	Shares	Date Fair Value
Balance at January 1, 2011	156,624	$2.90
Granted	70,000	3.00
Vested	(79,290)	2.27
Forfeited or expired	—	—

Balance at March 31, 2011	147,334	$3.29

For the three months ended March 31, 2011 and 2010, the Company recorded stock-based compensation expense in continuing operations of $54 and $120 related to these RSUs, respectively. As of March 31, 2011, $252 of total unrecognized compensation cost related to these RSUs is expected to be recognized through July 2012.
The fair value of the time-based RSU awards granted during the three months ended March 31, 2011 is based upon the closing stock price of the Company’s common stock on the date of grant.
2004 Stock Option Plan
A summary of the status of the Company’s stock options as of March 31, 2011 is as follows:

			Weighted- Average
			Remaining	Aggregate
	Number of	Weighted-Average	Contractual	Intrinsic Value
	Shares	Exercise Price	Term (years)	(In thousands)
Outstanding at January 1, 2011	757,828	$2.97
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—

Outstanding at March 31, 2011	757,828	$2.97	2.96	$442

Exercisable at March 31, 2011	757,828	$2.97	2.96	$442

Vested and expected to vest at March 31, 2011	757,828	$2.97	2.96	$442

6. Net Loss per Common Share
Basic net loss per common share is calculated by dividing net loss attributable to ORBCOMM Inc. by the weighted-average number of common shares outstanding for the period. Diluted net loss per common share is the same as basic net loss per common share, because potentially dilutive securities such as SARs, RSUs and stock options would have an antidilutive effect as the Company incurred a net loss for the three months ended March 31, 2011 and 2010.
The potentially dilutive securities excluded from the determination of diluted loss per share, as their effect is antidilutive, are as follows:

	Three months ended
	March 31,
	2011	2010
SARs	2,706,133	2,559,813
RSUs	147,334	240,623
Stock options	757,828	782,079

	3,611,295	3,582,515

7. Marketable Securities
As of March 31, 2011 and December 31, 2010, the marketable securities are recorded at amortized cost which approximates fair market value which was based on Level 1 inputs. All investments mature in one year or less.

	March 31, 2011			December 31, 2010
		Gross	Gross		Gross	Gross
	Fair	Unrealized	Unrealized	Fair	Unrealized	Unrealized
	Value	Losses	Gains	Value	Losses	Gains

U.S. government and agency obligations	$37,384	$4	$7	$39,926	$18	$5
Corporate obligations	19,348	8	2	24,108	18	3
FDIC-insured certificates of deposit	4,318	2	—	3,837	3	—

	$61,050	$14	$9	$67,871	$39	$8

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
As of March 31, 2011 and December 31, 2010, the gross unrealized losses of $14 and $39, respectively, were primarily due to changes in interest rates and not credit quality of the issuer. Accordingly, the Company has determined that the gross unrealized losses are not other-than-temporary at March 31, 2011 and there has been no recognition of impairment losses in its condensed consolidated statements of operations.
Cost method investment
On April 5, 2010, the Company purchased 500,000 shares of Series E Convertible Preferred Stock (“Series E preferred stock”) in Alanco Technologies, Inc, (“Alanco”), the parent company of a terrestrial VAR, StarTrak Systems, LLC (“StarTrak”) a provider of tracking, monitoring and control services for the refrigerated transport market.

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
Alanco’s board of directors has declared quarterly dividends and the Company received 38,846 shares of Alanco’s common stock valued at $56 for the three months ended March 31, 2011. The Company increased its cost method investment by $56 and recorded dividend income for the same amount in other income in its condensed consolidated statements of operations.
As of March 31, 2011, the carrying amount of the Company’s cost method investment was $2,334.
On February 23, 2011, the Company entered into an Asset Purchase Agreement with Alanco to purchase substantially all of the assets of StarTrak for consideration at closing totaling $18,500 in the aggregate face amount. The total consideration consists of: (i) cash, (ii) common stock, (iii) preferred stock, (iv) assumption of debt and (v) delivery of 500,000 shares of the Series E preferred stock back to Alanco. In addition to the consideration at closing, up to an additional gross amount of $1,500 of contingent consideration may be payable in the form of an earn-out upon achieving certain revenue milestones for 2011. The Asset Purchase Agreement is subject to customary closing conditions, including obtaining the approval of the shareholders of Alanco expected in the second quarter of 2011.
On February 23, 2011, the Company advanced $300 to Alanco in the form of a 6% promissory note, which is to be repaid on the earlier of the following: (i) the closing date of the Asset Purchase Agreement, or (ii) 10 days following the date in which the Asset Purchase Agreement is terminated. The promissory note is secured by substantially all the assets of StarTrak.
As of March 31, 2011, the promissory note is included in prepaid expenses and other current assets in the condensed consolidated balance sheet.
8. Satellite Network and Other Equipment
Satellite network and other equipment consisted of the following:

	Useful life	March 31,	December 31,
	(years)	2011	2010
Land		$381	$381
Satellite network	1-10	33,180	32,560
Capitalized software	3-5	1,704	1,646
Computer hardware	5	1,281	1,247
Other	5-7	1,337	1,311
Assets under construction		63,126	62,374

		101,009	99,519
Less: accumulated depreciation and amortization		(28,621)	(27,835)

		$72,388	$71,684

During the three months ended March 31, 2011 and 2010, the Company capitalized costs attributable to the design and development of internal-use software in the amount of $93 and $48, respectively. Depreciation and amortization expense for the three months ended March 31, 2011 and 2010 was $786 and $1,025, respectively. This includes amortization of internal-use software of $91 and $110 for the three months ended March 31, 2011 and 2010, respectively.
Assets under construction primarily consist of milestone payments pursuant to procurement agreements which includes, the design, development, launch and other direct costs relating to the construction of the next-generation satellites (See Note 16) and upgrades to its infrastructure and ground segment.

9. Restricted Cash
Restricted cash consists of the remaining cash collateral of $3,000 for a performance bond required by the FCC in connection with the construction, launch and operation of the 18 next-generation satellites that was authorized in the March 21, 2008 FCC Space Segment License modification. Under the terms of the performance bond, the cash collateral will be reduced in increments of $1,000 upon completion of specified milestones. The Company certified completion of a third milestone. The FCC has not yet issued a ruling on the certification of the third milestone. The Company has classified $1,000 of restricted cash for the third milestone as a current asset and the remaining $2,000 as a non-current asset at March 31, 2011 and December 31, 2010.
At December 31, 2010, restricted cash also included $680 deposited into an escrow account under the terms of a procurement agreement for the quick-launch satellites. During the three months ended March 31, 2011, $500 was paid to the supplier and the balance of $180 was returned to the Company.
At December 31, 2010, restricted cash also included $350 placed into certificates of deposit to collateralize a letter of credit with a cellular wireless provider to secure terrestrial communications services and to secure a credit card facility. During the three months ended March 31, 2011, the cellular wireless provider reduced the amount of the letter of credit by $130 which was refunded to the Company.
The interest income earned on the restricted cash balances is unrestricted and included in interest income in the consolidated statements of operations.
10. Intangible Assets
The Company’s intangible assets consisted of the following:

		March 31, 2011			December 31, 2010
	Useful life		Accumulated			Accumulated
	(years)	Cost	amortization	Net	Cost	amortization	Net
Acquired licenses	6	$8,115	$(7,372)	$743	$8,115	$(7,001)	$1,114

Amortization expense was $371 and $372 for the three months ended March 31, 2011 and 2010, respectively. Estimated amortization expense for the acquired licenses for the remainder of 2011 is $743.
11. Accrued Liabilities
The Company’s accrued liabilities consisted of the following:

	March 31,	December 31,
	2011	2010
Accrued compensation and benefits	$1,395	$2,151
Accrued interest	872	857
Deferred rent payable	119	112
Other accrued expenses	2,372	2,923

	$4,758	$6,043

12. Deferred Revenues
Deferred revenues consisted of the following:

	March 31,	December 31,
	2011	2010
Service activation fees	$2,161	$2,277
Prepaid services	954	1,067
Manufacturing license fees	25	29

	3,140	3,373
Less current portion	(1,946)	(2,134)

Long-term portion	$1,194	$1,239

13. Note Payable
In connection with the acquisition of a majority interest in Satcom in 2005, the Company recorded an indebtedness to OHB Technology A.G. (formerly known as OHB Teledata A.G.), a stockholder of the Company. At March 31, 2011, the principal balance of the note payable was €1,138 ($1,605) and it had a carrying value of $1,540. At December 31, 2010, the principal balance of the note payable was €1,138 ($1,514) and it had a carrying value of $1,416. The carrying value was based on the note’s estimated fair value at the time of acquisition. The difference between the carrying value and principal balance is being amortized to interest expense over the estimated life of the note of six years. The amortization to interest expense related to the note for the three months ended March 31, 2011 and 2010 was $33. This note does not bear interest and has no fixed repayment term. Repayment will be made from the distribution profits (as defined in the note agreement) of ORBCOMM Europe LLC. The note has been classified as long-term and the Company does not expect any repayments to be required prior to March 31, 2012.
14. Stockholders’ Equity
During the three months ended March 31, 2011, the Company issued 34,115 shares of its common stock as a form of payment for bonuses.
As of March 31, 2011, the Company has reserved 4,242,697 shares of common stock for future issuances related to employee stock compensation plans.
15. Geographic Information
The Company operates in one reportable segment, M2M data communications. Other than satellites in orbit, long-lived assets outside of the United States are not significant. The following table summarizes revenues on a percentage basis by geographic regions, based on the country in which the customer is located.

	Three months ended
	March 31,
	2011	2010
United States	82%	79%
Japan	16%	16%
Other	2%	5%

	100%	100%

16. Commitments and Contingencies
Procurement agreements in connection with next-generation satellites
On May 5, 2008, the Company entered into a procurement agreement with Sierra Nevada Corporation (“SNC”) pursuant to which SNC will construct eighteen low-earth-orbit satellites in three sets of six satellites (“shipsets”) for the Company’s next-generation satellites (the “Initial Satellites”). Under the agreement, SNC will also provide launch support services, a test satellite (excluding the mechanical structure), a satellite software simulator and the associated ground support equipment. Under the agreement, the Company had the option, which expired on May 5, 2011, to order up to thirty additional satellites substantially identical to the Initial Satellites (the “Optional Satellites”). The Company and SNC are in discussions regarding extending the date by which the Optional Satellites are exercisable, as well as the price for the Optional Satellites.
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
The agreement also requires SNC to complete the pre-ship review of the Initial Satellites (i) no later than 24 months after the execution of the agreement for the first shipset of six satellites, (ii) no later than 31 months after the execution of the agreement for the second shipset of six satellites and (iii) no later than 36 months after the execution of the agreement for the third shipset of six satellites. SNC has not completed any of the pre-ship reviews of the Initial Satellites within the original required periods. The Company and SNC are in discussions regarding the impact of such delay, but do not expect an impact on the SpaceX Launch Services schedule as described below. Payments under the agreement began upon the execution of the agreement and continue upon SNC’s successful completion of each payment milestone.
On August 31, 2010, the Company entered into two additional task order agreements with SNC in connection with the procurement agreement discussed above. Under the terms of the launch vehicle changes task order agreement, SNC will perform the activities to launch eighteen of the Company’s next-generation satellites on a SpaceX Falcon 1E or Falcon 9 launch vehicle. The total price for the launch activities is cost reimbursable up to $4,110 that is cancelable by the Company, less a credit of $1,528. Any unused credit can be applied to other activities under the task order agreement, or the original procurement agreement if application to the task order agreement becomes impossible or impracticable. Under the terms of the engineering change requests and enhancements task order agreement, SNC will design and make changes to each of the next-generation satellites in order to accommodate an additional payload-to-bus interface. The total price for the engineering changes requests is cost reimbursable up to $317. Both task order agreements are payable monthly as the services are performed, provided that with respect to the launch vehicle changes task order agreement, the credit in the amount of $1,528 will first be deducted against amounts accrued thereunder until the entire balance is expended.

As of March 31, 2011, the Company has made milestone payments of $42,120 under the agreement. The Company anticipates making payments under the agreement of $13,000 during the remainder of 2011. Under the agreement, SNC has agreed to provide the Company with an optional secured credit facility for up to $20,000 commencing 24 months after the execution of the agreement and maturing 44 months after the effective date. If the Company elects to establish and use the credit facility it and SNC will enter into a formal credit facility on terms established in the agreement.
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
The Company anticipates that the Launch Services will be performed between the latter half of 2011 and 2014, subject to certain rights of the Company and SpaceX to reschedule any of the particular Launch Services as needed. The Agreement also provides the Company the option to procure, prior to each Launch Service, reflight launch services whereby in the event the applicable Launch Service results in a failure due to the SpaceX launch vehicle, SpaceX will provide comparable reflight launch services at no additional cost to the Company beyond the initial option price for such reflight launch services.
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
As of March 31, 2011, the Company has made milestone payments of $10,080 under the SpaceX Agreement. The Company does not anticipate making payments under the agreement during the remainder of 2011.
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

The AIS Satellite Agreement provides for milestone payments totaling $2,000 (inclusive of in-orbit testing) subject to certain adjustments. Payments under the AIS Satellite Agreement began upon the execution of the agreement and successful completion of each milestone through to the launch of the two AIS microsatellites, with the first scheduled for third quarter of 2011 and the second anticipated in early 2012. In addition, to the extent that both AIS microsatellites are successfully operating after launch, the Company will pay OHB lease payments of up to $546, subject to certain adjustments, over thirty-six months. At the Company’s option after thirty-six months it can continue the exclusive licenses for the data with a continuing payment of up to $6 per month. In addition, OHB will also be entitled to credits of up to $500 to be used solely for the microsatellites AIS data license fees payable to the Company under a separate AIS data resale agreement.
As of March 31, 2011, the Company has made milestone payments of $500 under the AIS Satellite Agreement. The Company anticipates making the remaining milestone payments under the agreement of $1,500 during the remainder of 2011.
Airtime credits
In 2001, in connection with the organization of ORBCOMM Europe LLC and the reorganization of the ORBCOMM business in Europe, the Company agreed to grant certain country representatives in Europe approximately $3,736 in airtime credits. The Company has not recorded the airtime credits as a liability for the following reasons: (i) the Company has no obligation to pay the unused airtime credits if they are not utilized; and (ii) the airtime credits are earned by the country representatives only when the Company generates revenue from the country representatives. The airtime credits have no expiration date. Accordingly, the Company is recording airtime credits as services are rendered and these airtime credits are recorded net of revenues from the country representatives. For the three months ended March 31, 2011 and 2010, airtime credits used totaled approximately $8 and $12, respectively. As of March 31, 2011 and December 31, 2010, unused credits granted by the Company were approximately $2,183 and $2,191, respectively.
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
Safe Harbor Statement Under the Private Securities Litigation Reform of Act 1995.
Certain statements discussed in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally relate to our plans, objectives and expectations for future events and include statements about our expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. Such forward-looking statements, including those concerning the Company’s expectations, are subject to known and unknown risks and uncertainties, which could cause actual results to differ materially from the results, projected, expected or implied by the forward-looking statements, some of which are beyond the Company’s control, that may cause the Company’s actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include but are not limited to: the impact of global recession and continued worldwide credit and capital constraints; substantial losses we have incurred and expect to continue to incur; demand for and market acceptance of our products and services and the applications developed by our resellers; loss or decline or slowdown in the growth in business from Asset Intelligence, a subsidiary of I.D. Systems, Inc. (“AI”), other value-added resellers or VARs and international value-added resellers or IVARs; loss or decline or slowdown in growth in business of any of the specific industry sectors the Company serves, such as transportation, heavy equipment, fixed assets and maritime; our pending acquisition of the StarTrak Systems, LLC (“StarTrak”) business may expose us to additional risks; litigation proceedings; technological changes, pricing pressures and other competitive factors; the inability of our international resellers to develop markets outside the United States; market acceptance and success of our Automatic Identification System (“AIS”) business; the ability to restore commercial-level AIS service in the near term; satellite launch and construction delays and cost overruns of our next-generation satellites; in-orbit satellite failures or reduced performance of our existing satellites; the failure of our system or reductions in levels of service due to technological malfunctions or deficiencies or other events; our inability to renew or expand our satellite constellation; political, legal regulatory, government administrative and economic conditions and developments in the United States and other countries and territories in which we operate; and changes in our business strategy. In addition, specific consideration should be given to various factors described in more detail in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010. The Company undertakes no obligation to publicly revise any forward-looking statements or cautionary factors, except as required by law.
Overview
We operate a global commercial wireless messaging system optimized for narrowband communications. Our system consists of a global network of 27 low-Earth orbit, or LEO, satellites and accompanying ground infrastructure. Our two-way communications system enables our customers and end-users, which include large and established multinational businesses and government agencies, to track, monitor, control and communicate cost-effectively with fixed and mobile assets located anywhere in the world. We also provide terrestrial-based cellular communication services through reseller agreements with major cellular wireless providers. Currently, our agreements with major cellular providers include GSM and CDMA offerings in the United States and GSM services with significant coverage worldwide. These terrestrial-based communication services enable our customers who have higher bandwidth requirements to receive and send messages from communication devices based on terrestrial-based technologies using the cellular providers’ wireless networks as well as from dual-mode devices combining our satellite subscriber communicators with devices for terrestrial-based technologies. As a result, our customers are able to integrate into their applications a terrestrial communications device that will allow them to send and receive messages, including data intensive messaging using the cellular providers’ wireless networks.
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
Cost Method Investment
On April 5, 2010, we purchased 500,000 shares of Series E Convertible Preferred Stock (“Series E preferred stock”) in Alanco Technologies, Inc, (“Alanco”), the parent company of the terrestrial VAR StarTrak, a provider of tracking, monitoring and control services for the refrigerated transport market. See Note 7 to the condensed consolidated financial statements for further discussion.
On February 23, 2011, we entered into an Asset Purchase Agreement with Alanco to purchase substantially all of the assets of StarTrak for consideration at closing totaling $18.5 million in the aggregate face amount. The total consideration consists of: (i) cash, (ii) common stock, (iii) preferred stock, (iv) assumption of debt and (v) delivery of 500,000 shares of the Series E preferred stock back to Alanco. In addition to the consideration at closing, up to an additional gross amount of $1.5 million of contingent consideration may be payable in the form of an earn-out upon achieving certain revenue milestones for 2011. The Asset Purchase Agreement is subject to customary closing conditions, including obtaining the approval of the shareholders of Alanco expected in the second quarter of 2011.
Critical Accounting Policies and Estimates
Our discussion and analysis of our results of operations, liquidity and capital resources are based on our consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, costs of services, accounts receivable, satellite network and other equipment, long-lived assets, capitalized development costs, valuation of deferred tax assets, uncertain tax positions, provision for income taxes, loss contingencies and the value of securities underlying stock-based compensation. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from our estimates and could have a significant adverse effect on our results of operations and financial position. For a discussion of our critical accounting policies and estimates see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no material changes to our critical accounting policies during 2011.
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

The following table reconciles our net loss to EBITDA for the periods shown:

	Three months ended
	March 31,
	2011	2010

Net loss attributable to ORBCOMM Inc.	$(731)	$(735)
Income tax expense	111	—
Interest income	(54)	(37)
Interest expense	48	48
Depreciation and amortization	1,157	1,397

EBITDA	$531	$673

EBITDA during the three months ended March 31, 2011 decreased by $0.1 million over the three months ended March 31, 2010. The decrease was primarily due to acquisition-related costs of $0.3 million relating to the pending acquisition of StarTrak.
Results of Operations
Revenues
We derive service revenues from our resellers and direct customers from utilization of satellite subscriber communicators on our communications system and the reselling of airtime from the utilization of terrestrial-based subscriber communicators using SIMS on the cellular providers’ wireless networks. These service revenues generally consist of a one-time activation fee for each subscriber communicator and SIMS activated for use on our communications system and monthly usage fees. Usage fees that we charge our customers are based upon the number, size and frequency of data transmitted by the customer and the overall number of subscriber communicators and SIMS activated by each customer. Revenues for usage fees from currently billing subscriber communicators and SIMS are recognized on an accrual basis, as services are rendered, or on a cash basis, if collection from the customer is not reasonably assured at the time the service is provided. Usage fees charged to our resellers and direct customers are charged primarily at wholesale rates based on the overall number of subscriber communicators activated by them and the total amount of data transmitted. Service revenues also included AIS data transmissions, services to the USCG, royalty fees from third parties for the use of our proprietary communications protocol charged on a one-time basis for each satellite subscriber communicator connected to our M2M data communications system and fees from providing engineering, technical and management support services to customers.
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
The table below presents our revenues for the three months ended March 31, 2011 and 2010, together with the percentage of total revenue represented by each revenue category in (in thousands):

	Three months ended March 31,
	2011		2010
		% of		% of
		Total		Total
Service revenues	$7,397	93.8%	$6,882	92.8%
Product sales	486	6.2%	535	7.2%

	$7,883	100.0%	$7,417	100.0%

Total revenues for the three months ended March 31, 2011 increased $0.5 million, or 6.3%, to $7.9 million from $7.4 million for the three months ended March 31, 2010.

Service revenues
Service revenues increased $0.5 million for the three months ended March 31, 2011, or 7.5%, to $7.4 million, from $6.9 million for the three months ended March 31, 2010. The increase in service revenues were primarily due to an increase in satellite and terrestrial revenue of $1.1 million from an increase in the number of billable subscriber communicators activated on our communications system offset by a decrease in AIS revenue of $0.7 million as our AIS service has been interrupted. As of March 31, 2011, we had approximately 589,000 billable subscriber communicators on the ORBCOMM System compared to approximately 525,000 billable subscriber communicators as of March 31, 2010, an increase of approximately 12.1%.
Service revenue growth can be impacted by the customary lag between subscriber communicator activations and recognition of service revenue from these units.
Product sales
Revenue from product sales for the three months ended March 31, 2011 and 2010 was $0.5 million.
Costs of services
Costs of services is comprised of expenses to provide services, such as payroll and related costs, including stock-based compensation, materials and supplies, depreciation and amortization of assets and usage fees to cellular wireless providers for the data transmitted by the resellers on our network.
Costs of services increased by $0.3 million, or 10.4%, to $3.5 million for the three months ended March 31, 2011 from $3.2 million for the three months ended March 31, 2010. The increase is primarily due to a one-time rent expense reduction in connection with the Dulles Virginia facility relocation during the three months ended March 31, 2010. As a percentage of service revenues, cost of services were 46.8% for the three months ended March 31, 2011 compared to 45.6% for the three months ended March 31, 2010.
Costs of product sales
Costs of products includes the purchase price of subscriber communicators and SIMS sold and shipping charges.
Costs of product sales for the three months ended March 31, 2011 and 2010 were $0.3 million. We had a gross profit from product sales (revenues from product sales minus costs of product sales) of $0.2 million for the three months ended March 31, 2011 and 2010.
Selling, general and administrative expenses
Selling, general and administrative expenses relate primarily to expenses for general management, sales and marketing, and finance, professional fees and general operating expenses.
Selling, general and administrative expenses increased by $0.2 million, or 6.2%, to $4.4 million for the three months ended March 31, 2011 from $4.2 million for the three months ended March 31, 2010. The increase of $0.2 million is primarily due to severance costs and a non-recurring credit to bad debt expense in the prior year period.
Product development expenses
Product development expenses consist primarily of the expenses associated with our engineering team, along with the cost of third parties that are contracted to support our current applications.
Product development expenses for the three months ended March 31, 2011 and 2010 were $0.2 million.
Acquisition-related costs
Acquisition-related costs are expenditures for pending and completed acquisitions that have been announced by us, and are expensed as incurred.
Acquisition-related costs for the three months ended March 31, 2011 were $0.3 million, primarily for legal fees related to the acquisition of StarTrak. We expect to incur more costs in subsequent periods, and expect the transaction to close in the middle of May 2011.
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
For the three months ended March 31, 2011 other income was $0.1 million compared to other expense of $0.1 million for the three months ended March 31, 2010.
Loss from continuing operations before income taxes
As a result of the items described above, we have a loss from continuing operations before income taxes of $0.6 million for the three months ended March 31, 2011 compared to a loss from continuing operations before income taxes of $0.5 million for the three months ended March 31, 2010.

Provision for Income taxes
The provision for income taxes for the three months ended March 31, 2011 was $0.1 million, resulting from income generated by ORBCOMM Japan. As of March 31, 2011, we maintained a valuation allowance against all net deferred tax assets attributable to all operations in the United States and all other foreign jurisdictions, except for Japan, as the realization of such assets was not considered more likely than not.
For the three months ended March 31, 2010, we did not record a provision for income taxes as we maintained a valuation allowance against all net deferred tax assets attributable to all operations in the United States and all foreign jurisdictions as the realization of such assets was not considered more likely than not.
Loss from continuing operations
As a result of the items described above, we have a loss from continuing operations of $0.7 million for the three months ended March 31, 2011 compared to a loss from continuing operations of $0.5 million for the three months ended March 31, 2010.
Loss from discontinued operations
Loss from discontinued operations was $0.1 million in the prior period for the three months ended March 31, 2010.
Noncontrolling interests
Noncontrolling interests relate to earnings and losses attributable to noncontrolling shareholders.
Net loss attributable to ORBCOMM Inc.
As a result of the items described above, the net loss attributable to our company was $0.7 million for the three months ended March 31, 2011 and 2010.
Liquidity and Capital Resources
Overview
Our liquidity requirements arise from our working capital needs and to fund capital expenditures to support our current operations, and facilitate growth and expansion. Since our inception, we have financed our operations and expansion from sales of our common stock through public offerings and private placements of debt, convertible redeemable preferred stock, membership interests and common stock. We have incurred losses from inception and through March 31, 2011 we have an accumulated deficit of $77.3 million. As of March 31, 2011, our primary source of liquidity consisted of cash, cash equivalents, restricted cash and marketable securities totaling $85.5 million, which we believe will be sufficient to provide working capital and milestone payments for our next-generation satellites for the next twelve months.
Operating activities
Cash used in our operating activities for the three months ended March 31, 2011, was $0.6 million resulting from a net loss of $0.7 million, offset by non-cash items including $1.2 million for depreciation and amortization, $0.3 million for stock-based compensation and amortization of premium on marketable securities of $0.5 million. Working capital activities primarily consisted of a net use of cash of $1.2 million for an increase in accounts receivable primarily due to the increase in revenues.
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
Cash used in our operating activities of discontinued operations for the three months ended March 31, 2010 was $0.2 million.
Investing activities
Cash provided by our investing activities for the three months ended March 31, 2011 was $4.8 million, resulting from proceeds received from the maturities of marketable securities totaling $30.3 million, offset primarily by capital expenditures of $2.1 million and purchases of marketable securities of $23.8 million.
Cash used in our investing activities of continuing operations for the three months ended March 31, 2010 was $41.3 million, resulting from capital expenditures of $1.0 million and purchases of marketable securities of $66.4 million. These uses were offset by proceeds received from the maturities of marketable securities totaling $26.1 million.

Financing activities
For the three months ended March 31, 2011 and March 31, 2010, we did not have any cash flows from financing activities of continuing operations.
Future Liquidity and Capital Resource Requirements
We expect cash flows from continuing operating activities, along with our existing cash, cash equivalents, restricted cash and marketable securities will be sufficient to provide working capital and fund capital expenditures, which primarily includes milestone payments under the procurement agreements for the next-generation satellites for the next twelve months. For the remainder of 2011, we expect to incur approximately $13.0 million of capital expenditures primarily for our next-generation satellites.
Contractual Obligations
There have been no material changes in our contractual obligations as of March 31, 2011, as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.
Off-Balance Sheet Arrangements
We have no material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3.	Quantitative and Qualitative Disclosures about Market Risks
There has been no material changes in our assessment of our sensitivity to market risk as of March 31, 2011, as previously disclosed in Part II, Item 7A “Quantitative and Qualitative Disclosures about Market Risks” in our Annual Report on Form 10-K for the year ended December 31, 2010.
Concentration of credit risk
The following table presents customers with revenues greater than 10% of our consolidated total revenues for the periods shown:

	Three Months
	ended March 31,
	2011	2010
Caterpillar Inc.	24.4%	13.2%
Komatsu Ltd.	18.6%	11.9%
Hitachi Construction Machinery Co., Ltd.	11.7%	13.8%
Asset Intelligence	10.2%	11.6%

Item 4.	Disclosure Controls and Procedures
Evaluation of the Company’s disclosure controls and procedures. The Company’s management evaluated, with the participation of the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2011. Based on their evaluation, the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2011.
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
Except as discussed under “Overview” in Part 1, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” there have been no material changes in the risk factors as of March 31, 2011, as previously disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 5.	Other Information
None.

Item 6.	Exhibits

10.1
Asset Purchase Agreement, dated as of February 23, 2011, by and among the Company, Alanco Technologies, Inc. and StarTrak Systems, LLC, filed as Exhibit 4 to the Company’s Schedule 13D/A filed on February 28, 2011, is incorporated herein by reference.

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

ORBCOMM Inc.
(Registrant)

Date: May 10, 2011	/s/ Marc J. Eisenberg Marc J. Eisenberg,
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2011	/s/ Robert G. Costantini
Robert G. Costantini,
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
EXHIBIT INDEX

Exhibit
No.	Description

10.1
Asset Purchase Agreement, dated as of February 23, 2011, by and among the Company, Alanco Technologies, Inc. and StarTrak Systems, LLC, filed as Exhibit 4 to the Company’s Schedule 13D/A filed on February 28, 2011, is incorporated herein by reference.

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