Form 10-Q
period 2011-06-30
ORBCOMM Inc.
filed 2011-08-09
CIK 1361983

United States Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock as of August 3, 2011 is 45,668,525.

Condensed Consolidated Balance Sheets
Condensed Consolidated Statements of Operations
Condensed Consolidated Statements of Cash Flows
Condensed Consolidated Statements of Changes in Equity
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risks
Item 4. Disclosure Controls and Procedures
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Item 1A.Risk Factors
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 5. Other Information
Item 6. Exhibits
SIGNATURES
EXHIBIT INDEX
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

ORBCOMM Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(Unaudited)

	June 30,	December 31,
	2011	2010
ASSETS

Current assets:
Cash and cash equivalents	$24,718	$17,026
Restricted cash	1,000	1,000
Marketable securities	54,788	67,902
Accounts receivable, net of allowances for doubtful accounts of $511 and $557	8,350	4,536
Inventories	2,139	172
Prepaid expenses and other current assets	1,721	1,377
Deferred income taxes	90	117

Total current assets	92,806	92,130

Satellite network and other equipment, net	73,486	71,684
Goodwill	9,099	—
Intangible assets, net	7,876	1,114
Restricted cash	2,220	3,030
Deferrred income taxes	105	141
Other assets	1,383	1,092
Other investment	—	2,278

Total assets	$186,975	$171,469

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$3,272	$2,143
Accrued liabilities	6,861	6,043
Current portion of note payable	125	—
Current portion of deferred revenue	2,286	2,134

Total current liabilities	12,544	10,320
Note payable — related party	1,606	1,416
Note payable, net of current portion	3,490	—
Deferred revenue, net of current portion	1,400	1,239
Other liabilities	258	375

Total liabilities	19,298	13,350

Commitments and contingencies

Equity:
ORBCOMM Inc. stockholders’ equity
Series A convertible preferred stock, par value $0.001; 1,000,000 shares authorized; 183,550 and 0 shares issued and outstanding	1,834	—
Common stock, par value $0.001; 250,000,000 shares authorized; 45,630,194 and 42,616,950 shares issued and outstanding	46	43
Additional paid-in capital	243,260	234,125
Accumulated other comprehensive income	1,206	1,126
Accumulated deficit	(77,856)	(76,584)

Total ORBCOMM Inc. stockholders’ equity	168,490	158,710
Noncontrolling interests	(813)	(591)

Total equity	167,677	158,119

Total liabilities and equity	$186,975	$171,469

See notes to condensed consolidated financial statements.

ORBCOMM Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenues:
Service revenues	$8,980	$7,277	$16,377	$14,159
Product sales	1,829	560	2,315	1,095

Total revenues	10,809	7,837	18,692	15,254

Costs and expenses (1):
Costs of services	3,775	3,060	7,238	6,196
Costs of product sales	1,366	349	1,656	672
Selling, general and administrative	4,649	4,020	9,070	8,182
Product development	281	159	455	323
Acquisition-related costs	778	—	1,035	—

Total costs and expenses	10,849	7,588	19,454	15,373

Income (loss) from operations	(40)	249	(762)	(119)

Other income (expense):
Interest income	44	55	98	92
Other income (expense)	(307)	39	(206)	(81)
Interest expense	(78)	(48)	(126)	(96)

Total other income (expense)	(341)	46	(234)	(85)

Income (loss) from continuing operations before income taxes	(381)	295	(996)	(204)

Income taxes	195	—	306	—

Income (loss) from continuing operations	(576)	295	(1,302)	(204)

Loss from discontinued operations	—	(3,479)	—	(3,570)

Net loss	(576)	(3,184)	(1,302)	(3,774)

Less: Net income (loss) attributable to the noncontrolling interests	(35)	112	(30)	257

Net loss attributable to ORBCOMM Inc.	$(541)	$(3,296)	$(1,272)	$(4,031)

Net loss attributable to ORBCOMM Inc.:
Income (loss) from continuing operations	$(541)	$183	$(1,272)	$(461)
Loss from discontinued operations	—	(3,479)	—	(3,570)

Net loss attributable to ORBCOMM Inc.	$(541)	$(3,296)	$(1,272)	$(4,031)

Per share information-basic:
Income (loss) from continuing operations	$(0.01)	$0.00	$(0.03)	$(0.01)
Loss from discontinued operations	—	(0.08)	—	(0.08)

Net loss attributable to ORBCOMM Inc.	$(0.01)	$(0.08)	$(0.03)	$(0.09)

Per share information-diluted:
Income (loss) from continuing operations	$(0.01)	$0.00	$(0.03)	$(0.01)
Loss from discontinued operations	—	(0.08)	—	(0.08)

Net loss attributable to ORBCOMM Inc.	$(0.01)	$(0.08)	$(0.03)	$(0.09)

Weighted average common shares outstanding:
Basic	44,211	42,563	43,472	42,561

Diluted	44,211	42,613	43,472	42,561

(1) Stock-based compensation included in costs and expenses:
Costs of services	$25	$29	$60	$43
Selling, general and administrative	364	557	589	973
Product development	7	6	10	8

	$396	$592	$659	$1,024

See notes to condensed consolidated financial statements.

ORBCOMM Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six months ended
	June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(1,302)	$(3,774)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Change in allowance for doubtful accounts	(46)	(232)
Depreciation and amortization	2,550	2,301
Accretion on note payable — related party	66	66
Amortization of debt discount for the 6% secured promissory note issued in connection with the acquisition of StarTrak	3	—
Loss on disposition of other investment in Alanco	305	—
Stock-based compensation	659	1,024
Foreign exchange (gains) losses	(10)	83
Amortization of premium on marketable securities	801	384
Deferred income taxes	65	—
Gain on settlement of vendor liabilities	—	(220)
Dividend received in common stock from other investment	(84)	—
Impairment charge-net assets held for sale	—	3,261
Changes in operating assets and liabilities:
Accounts receivable	(2,223)	(621)
Inventories	119	11
Prepaid expenses and other assets	(24)	(50)
Accounts payable and accrued liabilities	(315)	(803)
Deferred revenue	(85)	(359)
Other liabilities	(61)	—

Net cash provided by operating activities of continuing operations	418	1,071
Net cash provided by operating activities of discontinued operations	—	23

Net cash provided by operating activities	418	1,094

Cash flows from investing activities:
Capital expenditures	(3,844)	(2,655)
Purchases of marketable securities	(47,497)	(91,800)
Proceeds from maturities of marketable securities	59,810	45,070
Purchase of other investment	—	(1,356)
Acquisition of net assets of StarTrak, net of cash acquired of $321	(1,876)	—
Change in restricted cash	810	(50)

Net cash provided by (used in) investing activities of continuing operations	7,403	(50,791)

Cash flows from financing activities
Principal payment of note payable	(200)	—
Payment upon exercise of SARs	(24)	—

Net cash used in financing activities	(224)	—

Effect of exchange rate changes on cash and cash equivalents	95	34

Net increase (decrease) in cash and cash equivalents	7,692	(49,663)

Cash and cash equivalents:
Beginning of period	17,026	65,292

End of period	$24,718	$15,629

Supplemental cash flow disclosures:
Noncash investing and financing activities:
Capital expenditures incurred not yet paid	$806	$1,260

Stock-based compensation included in capital expenditures	$29	$14

Accounts receivable exchanged and deferred credit issued as part of consideration for other investment	$—	$894

Gateway and components recorded in inventory in prior years and used for construction under satellite network and other equipment	$53	$129

Common stock issued as a form of payment for bonus	$125	$—

6% secured promissory note issued in connection with the acquisition of StarTrak	$3,812	$—

Series A convertible preferred stock issued in connection with the acquisition of StarTrak	$1,834	$—

Common stock issued in connection with the acquisition of StarTrak	$8,349	$—

Cost method investment in Alanco delivered back to Alanco in connection with the acquisition of StarTrak	$2,050	$—

See notes to condensed consolidated financial statements.

ORBCOMM Inc.
Condensed Consolidated Statements of Changes in Equity
Six months ended June 30, 2011 and 2010
(in thousands, except share data)
(Unaudited)

	Series A convertible preferred stock		Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	income	deficit	interests	equity
Balances, January 1, 2011	—	$—	42,616,950	$43	$234,125	$1,126	$(76,584)	$(591)	$158,119
Vesting of restricted stock units	—	—	109,957	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	688	—	—	—	688
Common stock issued for payment of bonus	—	—	34,115	—	125	—	—	—	125
Issuance of Series A convertible preferred stock in connection with the acquisition of StarTrak	183,550	1,834				—	—	—	1,834
Issuance of common stock in connection with the acquisition of StarTrak			2,869,172	3	8,346	—	—		8,349
Payment for exercise of SARs	—	—	—	—	(24)	—	—	—	(24)
Net loss	—	—	—	—	—	—	(1,272)	(30)	(1,302)
Cumulative translation adjustment	—	—	—	—	—	80	—	(192)	(112)

Balances, June 30, 2011	183,550	$1,834	45,630,194	$46	$243,260	$1,206	$(77,856)	$(813)	$167,677

Balances, January 1, 2010	—	$—	42,455,531	$42	$230,512	$76	$(71,415)	$1,703	$160,918
Vesting of restricted stock units	—	—	108,086	1	—	—	—	—	1
Stock-based compensation	—	—	—	—	1,038	—	—	—	1,038
Net income (loss)	—	—	—	—	—	—	(4,031)	257	(3,774)
Cumulative translation adjustment	—	—	—	—	—	372		75	447

Balances, June 30, 2010	—	$—	42,563,617	$43	$231,550	$448	$(75,446)	$2,035	$158,630

See notes to condensed consolidated financial statements.

1. Overview
ORBCOMM Inc. (“ORBCOMM” or the “Company”), a Delaware corporation, is a global wireless data communications company focused on machine-to-machine (“M2M”) communications. The Company’s services are designed to enable businesses and government agencies to track, monitor, control and communicate with fixed and mobile assets. The Company operates a two-way global wireless data messaging system optimized for narrowband data communication. The Company also provides customers with technology to proactively monitor, manage and remotely control refrigerated transportation assets. This recently acquired technology enables the Company to expand its global technology platform by transferring capabilities across new and existing vertical markets and deliver complementary products to our channel partners and resellers worldwide. The Company provides these services through a constellation of 27 owned and operated low-Earth orbit satellites and accompanying ground infrastructure, and also provides terrestrial-based cellular communication services through reseller agreements with major cellular wireless providers. The Company’s satellite-based system uses small, low power, fixed or mobile satellite subscriber communicators (“Communicators”) for connectivity, and cellular wireless subscriber identity modules, or SIMS, are connected to the cellular wireless providers’ networks, with data gathered over these systems is capable of being connected to other public or private networks, including the Internet (collectively, the “ORBCOMM System”).
2. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to SEC rules. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
In the opinion of management, the financial statements as of June 30, 2011 and for the three and six-month periods ended June 30, 2011 and 2010 include all adjustments (including normal recurring accruals) necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.
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
Although the Company owns interests in companies that it accounts for pursuant to the equity method, the investments in those entities had no carrying value as of June 30, 2011 and December 31, 2010. The Company has no guarantees or other funding obligations to those entities. The Company had no equity or losses of those investees for the three and six months ended June 30, 2011 and 2010.
Noncontrolling interests in companies are accounted for by the cost method where the Company does not exercise significant influence over the investee.

The Company has incurred losses from inception including a net loss of $1,272 for the six months ended June 30, 2011 and as of June 30, 2011 the Company has an accumulated deficit of $77,856. As of June 30, 2011, the Company’s primary source of liquidity consisted of cash, cash equivalents, restricted cash and marketable securities totaling $82,726, which the Company believes will be sufficient to provide working capital and milestone payments for its next-generation satellites for the next twelve months.
Acquisition costs and loss on other investment
Acquisition-related costs directly relate to the acquisition of substantially all of the assets of StarTrak Systems, LLC from Alanco Technologies, Inc.,(“Alanco”). These costs include professional services expenses. For the three and six months ended June 30, 2011 acquisition-related costs were $778 and $1,035, respectively.
In connection with the acquisition of StarTrak, the Company recognized a loss of $305 on the disposition of its investment in Alanco for the difference between the fair value and the carrying value. The amount of the loss was recorded in other income (expense) in the statement of operations for the three and six months ended June 30, 2011.
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
The carrying value of the Company’s financial instruments, including cash, accounts receivable, note receivable, accounts payable and accrued expenses approximated their fair value due to the short-term nature of these items. The fair value of the Note payable-related party is de minimis. The carrying value of the 6% secured promissory note approximates the fair value (See Note 3).
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

The following table presents customers with revenues greater than 10% of the Company’s consolidated total revenues for the periods shown:

	Three Months ended		Six Months ended
	June 30,		June 30,
	2011	2010	2011	2010
Caterpillar Inc.	22.9%	13.8%	23.6%	13.5%
Komatsu Ltd.	15.5%	15.4%	16.8%	13.7%
Hitachi Construction Machinery Co., Ltd.	—	11.8%	10.1%	12.8%
Asset Intelligence	—	11.5%	—	11.5%

The following table presents customers with accounts receivable greater than 10% of the Company’s consolidated accounts receivable for the periods shown:

	June 30,	December 31,
	2011	2010

Caterpillar Inc.	30.4%	19.9%
Asset Intelligence	12.7%	20.3%
The Company does not currently maintain in-orbit insurance coverage for its satellites to address the risk of potential systemic anomalies, failures or catastrophic events affecting its satellite constellation. If the Company experiences significant uninsured losses, such events could have a material adverse impact on the Company’s business.
Inventories
Inventories are stated at the lower of cost or market, determined on a first-in, first-out basis. Inventory consists primarily of raw materials and purchased parts to be utilized by its contract manufacturer. The Company reviews inventory quantities on hand and evaluates the realizability of inventories and adjusts the carrying value as necessary based on forecasted product demand. Provision is made for potential losses on slow moving and obsolete inventories when identified.
Warranty Costs and deferred revenues
The Company accrues for StarTrak’s one-year warranty coverage on product sales estimated at the time of sale based on historical costs to repair or replace products for customers compared to historical product revenues of StarTrak. As the Company continues to gather additional information these accrual estimates may differ from actual results and adjustments to the estimated warranty liability would be required. The warranty accrual is included in accrued liabilities.
The Company also offers to its StarTrak customers extended warranty service agreements beyond the initial warranty for a fee. These fees are recorded as deferred revenue and recognized ratably into income over the life of the extended warranty contract.
Income taxes
As part of the Company’s accounting for the acquisition of StarTrak, a portion of the purchase price was allocated to goodwill. The acquired goodwill is deductible for tax purposes and amortized over fifteen years for income tax purposes. Under GAAP, the acquired goodwill is not amortized in the Company’s financial statements, as such, a deferred income tax expense and a deferred tax liability arise as a result of the tax deductibility for this amount for tax purposes but not for financial statement purposes. The resulting deferred tax liability, which is expected to continue to increase over time will remain on the Company’s balance sheet indefinitely unless there is an impairment of the asset (See Note 3).
For the three and six months ended June 30, 2011, the Company recorded an income tax provision of $195 and $306, respectively, consisting of income generated by ORBCOMM Japan and a deferred income tax expense related to the acquired goodwill from the acquisition of StarTrak. As of June 30, 2011, the Company maintained a valuation allowance against all of its net deferred tax assets, excluding goodwill, attributable to operations in the United States and all other foreign jurisdictions, except for Japan, as the realization of such assets was not considered more likely than not.
As of June 30, 2010, the Company maintained a valuation allowance against all net deferred tax assets attributable to all operations in the United States and all foreign jurisdictions as the realization of such assets was not considered more likely than not.
As of June 30, 2011, the Company had unrecognized tax benefits of $775. There were no changes to the Company’s unrecognized tax benefits during the six months ended June 30, 2011. The Company is subject to U.S. federal and state examinations by tax authorities from 2007. The Company does not expect any significant changes to its unrecognized tax positions during the next twelve months.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were recognized during the three and six months ended June 30, 2011.
3. Acquisition of StarTrak
Effective on the close of business on May 16, 2011, the Company completed the acquisition of substantially all of the assets of StarTrak including but not limited to cash, accounts receivable, inventory, equipment, intellectual property, all of StarTrak’s rights to customer contracts, supplier lists and assumed certain liabilities pursuant to an Asset Purchase Agreement dated as of February 23, 2011. The results of operations of StarTrak have been included in the condensed consolidated results for the period subsequent to the acquisition date of May 16, 2011.
The consideration paid to acquire StarTrak was valued at $18,242 consisting of: (i) cash subject to a final working capital adjustment, (ii) forgiveness of the 6% secured promissory note advanced by the Company to Alanco on February 23, 2011, (iii) note payable issued to a lender and stockholder of Alanco, (iv) common stock, (v) Series A convertible preferred stock and (vi) delivery of the Company’s investment in preferred stock and common stock of Alanco back to Alanco.
In addition to the consideration paid, up to an additional gross amount of $1,500 (subject to certain reductions) in contingent payments is payable by the Company if certain revenue milestones of StarTrak are achieved for the 2011 calendar year. Any potential earn-out amount can be paid in common stock, cash or a combination at the Company’s option. Any shares of common stock issued will be based on the 20-day average closing price of the common stock ending March 31, 2012 subject to certain reductions set forth in the Asset Purchase Agreement. The potential earn-out amount will be paid to Alanco stockholders and to two selling stockholders of Alanco. The earn-out amount is based on StarTrak achieving certain revenue milestones for calendar year ending December 31, 2011 payable on or before April 30, 2012. If StarTrak does not achieve the revenue milestone of at least $20,000 neither Alanco stockholders nor the two selling stockholders are entitled to an earn-out amount. The potential earn-out is calculated as follows:
•	$250 if StarTrak achieves at least $20,000 in total revenues;

•	plus an additional $750 such additional amount to be pro-rated on a straight line basis, if StarTrak achieves between $20,000 and $22,000 in total revenues;

•	plus an additional $250 if StarTrak achieves at least $23,000 in total revenues; and

•	plus an additional $250 if StarTrak achieves at least $24,000 in total revenues.
The Company accounted for the acquisition pursuant to FASB Topic ASC 805, “Business Combinations”. In accordance with ASC 805, the estimated purchase price was allocated to intangible assets and identifiable assets acquired and liabilities assumed based on their relative fair values. The excess of the purchase price over the net assets and liabilities assumed was recorded as goodwill.

The preliminary estimated fair values of the purchase price are as follows:

Cash consideration	$1,893
Forgiveness of 6% secured promissory note advanced to Alanco on February 23, 2011 including interest of $4	304
Contingent earn-out consideration	—
The Company’s investment in preferred stock and common stock of Alanco delivered back to Alanco	2,050
$3,900 6% secured promissory note payable issued to a lender and stockholder of Alanco	3,812
Issuance of 183,550 shares of Series A convertible preferred stock	1,834

Issuance of 2,869,172 shares of common stock (valued at $2.91 per share, which reflects the Company’s common stock closing price on May 16, 2011)	8,349

Total	$18,242

Contingent earn-out consideration
As of the acquisition date, the fair value of the contingent earn-out amount was estimated to be nil. The estimated fair value of the earn-out was determined using weighted probabilities to achieve the revenue milestones. The Company estimated the fair value of the contingent consideration using a probability-weighted discounted cash flow model discounted at 19.0%. The fair value measurement is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Any change in the fair value of the contingent earn-out subsequent to the acquisition date, including changes from events after the acquisition date, will be recognized in earnings in the period the estimated fair value changes.
Investment in Alanco
The Company accounted for the investment in Alanco at cost, or $2,356. The investment consisted of an initial purchase of 500,000 shares of Alanco’s Series E convertible preferred stock for $2,250, and 73,737 shares of common stock received as payment of dividends on the Series E convertible preferred stock totaling $106. The fair value of the Series E convertible preferred stock was estimated using a combination of an income approach for the debt component and the Black-Scholes option pricing model for the option component. The rate utilized to discount the net cash flows to the present value for the debt component was 20.0% based on a private-equity rate of return for this security. The fair value of the option component was de minimis. The fair value of the common stock dividends was based on Alanco’s closing stock price as of May 16, 2011. The Company recorded a loss of $305 on the revaluation of its investment in Alanco, triggered by the acquisition, for the difference between the fair value and the carrying value at the date of acquisition. Such loss was recorded prior to tendering the shares to Alanco. The loss is recorded in other income (expense) in the statement of operations for the three and six months ended June 30, 2011.
$3,900 6% secured promissory note payable issued to a lender and stockholder of Alanco
The fair value of the note payable was estimated using an income approach-yield analysis based on the contractual interest and principal payments. The rate utilized to discount the net cash flows to the present value was 6.85%, which was based on: (i) comparable loan indices with similar structure and credit and (ii) comparable companies. As a result, the Company recognized a fair value adjustment of $88, which reduced the carrying value of the note. This amount will be amortized to interest expense using the effective interest method which will increase the carrying value of the note through the maturity date (See Note 15).
Series A convertible preferred stock
The face value of the Series A convertible preferred stock is $1,836 and the estimated fair value is $1,834. As a result, the face value will be accreted up to the fair value using the effective interest method through the date of redemption (See Note 16).

Preliminary Estimated Purchase Price Allocation
The total preliminary estimated purchase price was allocated to the net assets based upon their preliminary estimated fair values as of the close of business on May 16, 2011 as set forth below. The excess of the preliminary purchase price over the preliminary net assets was recorded as goodwill. The preliminary allocation of the purchase price was based upon a preliminary valuation and the estimates and assumptions are subject to change, and the revisions may materially affect the presentation in the Company’s consolidated balance sheet. Any change to the initial estimates of the assets and liabilities acquired will be recorded as adjustments to goodwill throughout the measurement period. The areas of the preliminary purchase price allocation that are not yet finalized relate to the fair values of certain net assets and liabilities, including deferred warranty revenues and warranty liabilities, in tangible assets, goodwill and the final working capital adjustment. The Company anticipates finalizing the purchase price allocation by the end of 2011. The preliminary estimated purchase price allocation is as follows:

Cash and cash equivalents	$322
Accounts receivable	1,535
Inventory	2,085
Other current and noncurrent assets	279
Indemnification assets	379
Property, plant and equipment	303
Intangible assets	7,600

Total identifiable assets acquired	12,503

Accounts payable and accrued expenses	(1,755)
Deferred warranty revenues	(400)
Warranty liabilities	(1,050)
Patent infringement claim	(155)

Total liabilities assumed	(3,360)

Net identifiable assets acquired	9,143
Goodwill	9,099

Total preliminary purchase price	$18,242

Intangible Assets
The fair values of the trademarks and the technology, and patents were estimated using a relief from royalty method under the income approach based on discounted cash flows. The fair value of customer relationships were estimated based on an income approach using the excess earnings method. A discount rate of 19% was selected to reflect risk characteristics of these tangible assets. The discount rate was applied to the projected cash flows associated with the assets in order to value these intangible assets. The remaining useful lives of the technology and patents and trademarks were based on historical product development cycles, the projected rate of technology migration and the pattern of projected economic benefit of these intangible assets. The remaining useful lives of customer relationships were based on customer attrition and the future economic benefit (See Note 11).

	Estimated
	useful life (in
	years)	Amount
Technology and patents	10	$3,900
Customer relationships	10	2,900
Trademarks	10	800

		$7,600

Goodwill
Goodwill represents the excess of the preliminary estimated purchase consideration over the preliminary estimated fair values of the underlying net tangible and intangible assets. In accordance FASB Topic 350, “Intangibles-Goodwill and Other”, goodwill will not be amortized, but instead will be tested for impairment at least annually and whenever events or circumstances have occurred, that may indicate a possible impairment. In the event the Company determines the fair value of goodwill has become impaired, the Company will incur an accounting charge for the amount of impairment during the fiscal period in which the determination is made (See Note 11).
The acquisition of StarTrak enables the Company to create a global technology platform to transfer capabilities across new and existing vertical markets and deliver complementary products to the Company’s channel partners and resellers worldwide. In addition, the acquisition provides an opportunity to drive new subscribers to the Company’s global communications network while accelerating the growth of StarTrak’s suite of products by adding scale and providing subscriber management tools. These factors contributed to a preliminary purchase price resulting in the recognition of goodwill. The acquired goodwill is deductible for income tax purposes over fifteen years.

Deferred warranty revenues
In connection with the preliminary estimated purchase price allocation, the Company estimated the fair value of the service obligations assumed from StarTrak. The estimated fair value of the service obligations was determined using a version of the income approach, known as the build-up method to estimate the cost necessary to fulfill the obligations plus a normal profit margin on the fulfillment effort. The estimated costs to fulfill the service obligations were based on StarTrak’s historical direct costs and indirect costs related to StarTrak’s service agreements with its customers. Direct costs include personnel directly engaged in providing service and support activities, while indirect costs consist of estimated general and administrative expenses based on an overall margin of StarTrak’s business (See Note 13).
Warranty liabilities and Escrow Agreement
As a result of the acquisition of StarTrak on May 16, 2011, the Company acquired warranty obligations on StarTrak’s product sales, which provide for costs to replace or fix the product. One-year warranty coverage is accrued on product sales which provide for costs to replace or fix the product. The Company’s analysis of the warranty liabilities associated with the one-year warranty coverage are estimated based on the historical costs of StarTrak to replace or fix products for customers, and additional liability for warranty coverage for other specific claims that are expected to be incurred within the next twelve months, for which it is estimated that customers may have a warranty claim. As the Company continues to gather additional information, these accrual estimates may differ from actual results and adjustments to the estimated warranty liability would be required. The Company will continue to evaluate warranty liabilities relating to the acquisition of StarTrak throughout the measurement period. If the Company determines that adjustments to these amounts are required during the remainder of the measurement period such amounts will be recorded as an adjustment to goodwill.
The Company is estimating additional warranty obligations of $1,050 related to warranty claims the Company is investigating. These claims vary in nature, and the range of additional warranty obligations is estimated between $1,050 and $1,700. This amount has not yet been fair valued. The Company is currently in the process of determining the extent of the additional warranty obligations and any changes during the remainder of the measurement period to the estimate will be an adjustment to goodwill.
In connection with the acquisition, the Company entered into an escrow agreement with Alanco. Under the terms of the escrow agreement, 166,611 shares of common stock were issued to Alanco and placed in an escrow account to cover 50% of certain costs relating to fuel sensor warranty obligations incurred by the Company. In the event that the sum of (i) aggregate warranty expenses (other than for fuel sensors) and (ii) any fuel sensor damages directly expended or accrued on the StarTrak balance sheet from March 1, 2011 through March 1, 2012 exceeds $600, the Company shall have the right to provide written notice to the escrow agent and Alanco setting forth a description of the fuel sensor distribution event and the number of shares of the Company’s common stock to be distributed to the Company from the escrow account. The number of shares of common stock that the Company will direct the escrow agent to release to the Company from the escrow account will equal 50% of the fuel sensor damages (excluding the amount of damages that when added to the non-fuel sensor damages equals $600) incurred or suffered from June 1, 2011 through March 1, 2012, valued at $3.001 per share. As of June 30, 2011, the Company has recorded $304 relating to the escrow agreement as an indemnification asset, which is included in other assets.
Patent infringement liability and Escrow Agreement
StarTrak is a named defendant in a patent infringement action filed by Innovative Global Systems LLC (“Innovative Global Systems”) in the United States District Court for the Eastern District of Texas. In July 2011, a settlement agreement was reached under which Innovative Global Systems will dismiss the patent infringement action and grant StarTrak and StarTrak Information Technologies, LLC, a wholly owned subsidiary of ORBCOMM holding the acquired StarTrak assets, a license in the patents-in-suit and certain other patents. Under the settlement agreement Innovative Global Systems will receive the amount of $155, which amount was agreed in principle in May 2011. Accordingly, the Company recognized a liability relating to the patent infringement action for $155 on the date of acquisition.
In connection with the acquisition, the Company entered into an escrow agreement with Alanco. Under the terms of the escrow agreement, 249,917 shares of common stock were issued to Alanco and placed in an escrow account to cover 50% of any damages relating to the Innovative Global Systems patent infringement action incurred or suffered by the Company. Upon a final disposition of the action by the courts, the Company will direct the escrow agent to release to the Company from the escrow account shares of common stock valued at $3.001 per share equal to 50% of the damages incurred or suffered by the Company. As a result of the settlement agreement, the Company has recorded $75 relating to this escrow agreement as an indemnification asset, which is included in prepaid expenses and other current assets.
Pre-Acquisition Contingencies
The Company has evaluated and continues to evaluate pre-acquisition contingencies related to StarTrak that existed as of the acquisition date. If these pre-acquisition contingencies that existed as of the acquisition date become probable of occurring and can be estimated during the remainder of the measurement period, amounts recorded for such matters will be made in the measurement period and, subsequent to the measurement period, in the Company’s results of operations.
Pro Forma Results for StarTrak Acquisition
The following table presents the unaudited pro forma results (including StarTrak) for the three and six months ended June 30, 2011 and 2010 as though the companies had been combined as of the beginning of each of the periods presented. The pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each period presented.
The amount of StarTrak’s revenues and net loss included in the Company’s condensed consolidated statements of operations from the acquisition date to June 30, 2011 and the revenues, net income (loss) attributable to ORBCOMM Inc. and the net income (loss) available to common stockholders of the combined entity had the acquisition date been January 1, 2010, are as follows:

The supplemental pro forma revenues, net income (loss) attributable to ORBCOMM Inc. and the net income (loss) available to common stockholders for the periods presented in the table below were adjusted to include the amortization of the intangible assets, interest expense on the 6% secured promissory note, income tax expense and record dividends on the Series A convertible preferred stock calculated from January 1, 2010 to the acquisition date. Also the supplemental pro forma information was adjusted to exclude acquisition costs and elimination of intercompany transactions.

		Net Income (loss) Attributable	Net Income (loss) Available
	Revenues	ORBCOMM Inc.	to Common Stockholders
Actual from May 17, 2011 to June 30, 2011	$2,181	$(253)	$(253)

Supplemental pro forma for the three months ended June 30, 2011	$12,619	$183	$165

Supplemental pro forma for the three months ended June 30, 2010	$11,802	$(3,989)	$(4,007)

Supplemental pro forma for the six months ended June 30, 2011	$24,232	$(639)	$(675)

Supplemental pro forma for the six months ended June 30, 2010	$22,840	$(4,831)	$(4,867)

4. Discontinued Operations
On August 5, 2010, Stellar Satellite Communications, Ltd. (“Stellar”) entered into an Asset Purchase Agreement with Quake Global, Inc., a manufacturer of satellite communicators to purchase Stellar. Under the terms of the Asset Purchase Agreement, the Company will receive royalty payments contingent on future product sales of inventory as defined in the Asset Purchase Agreement. The Company will recognize the future royalty payments when they are received and the contingency is resolved in accordance with FASB Topic ASC 450 “Contingencies”. For the three and six months ended June 30, 2011, the Company received royalty payments totaling $29 and $99, respectively, which are included in continuing operations in its condensed consolidated statements of operations. For the three-month and six-month periods ended June 30, 2011, the Company had no discontinued operations.

A summary of discontinued operations for the three and six months ended June 30, 2010 is as follows:

	Three months ended	Six months ended
	June 30, 2010	June 30, 2010
Revenues- Product sales	$184	$429

Loss from discontinued operations	$(3,479)	$(3,570)

5. Comprehensive Loss
The components of comprehensive loss are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Net loss	$(576)	$(3,184)	$(1,302)	$(3,774)
Foreign currency translation adjustment	89	280	(112)	447

Comprehensive loss	(487)	(2,904)	(1,414)	(3,327)
Comprehensive income (loss) attributable to noncontrolling interests	(77)	200	(222)	332

Comprehensive loss attributable to ORBCOMM Inc.	$(410)	$(3,104)	$(1,192)	$(3,659)

6. Stock-based Compensation
The Company’s share-based compensation plans consist of its 2006 Long-Term Incentives Plan (the “2006 LTIP”) and its 2004 Stock Option Plan. On April 28, 2011, the Company’s stockholders approved an amendment to the 2006 LTIP to increase the maximum number of shares available for grant by 5,000,000 shares to 9,641,374. As of June 30, 2011, there were 5,362,902 shares available for grant under the 2006 LTIP and no shares available for grant under the 2004 Stock Option Plan.
For the three months ended June 30, 2011 and 2010, the Company recorded stock-based compensation expense in continuing operations of $396 and $592, respectively. For the three months ended June 30, 2011 and 2010, the Company capitalized stock-based compensation of $15 and $11, respectively. For the six months ended June 30, 2011 and 2010, the Company recorded stock-based compensation expense in continuing operations of $659 and $1,024, respectively. For the six months ended June 30, 2011 and 2010, the Company capitalized stock-based compensation of $29 and $14, respectively. The components of the Company’s stock-based compensation expense are presented below:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010

Stock appreciation rights	$276	$454	$485	$766
Restricted stock units	120	138	174	258

Total	$396	$592	$659	$1,024

As of June 30, 2011, the Company had unrecognized compensation costs for all share-based payment arrangements totaling $1,770.
Time-Based Stock Appreciation Rights
During the six months ended June 30, 2011, the Company granted 178,000 time-based SARs, which vest through May 2014. The weighted-average grant date fair value of these SARs was $1.89 per share.
A summary of the Company’s time-based SARs for the six months ended June 30, 2011 is as follows:

			Weighted-Average
			Remaining	Aggregate
	Number of	Weighted-Average	Contractual	Intrinsic Value
	Shares	Exercise Price	Term (years)	(In thousands)
Outstanding at January 1, 2011	2,000,667	$4.07
Granted	178,000	2.91
Exercised	(4,000)	2.46
Forfeited or expired	—	—

Outstanding at June 30, 2011	2,174,667	$3.98	7.70	$635

Exercisable at June 30, 2011	1,426,334	$4.73	7.05	$204

Vested and expected to vest at June 30, 2011	2,174,667	$3.98	7.70	$635

For the three months ended June 30, 2011 and 2010, the Company recorded stock-based compensation expense in continuing operations of $130 and $360 relating to these SARs, respectively. For the six months ended June 30, 2011 and 2010, the Company recorded stock-based compensation expense in continuing operations of $247 and $627 relating to these SARs, respectively. As of June 30, 2011, $1,049 of total unrecognized compensation cost related to these SARs is expected to be recognized through May 2014.
The intrinsic value of the SARs exercised was $4 for the six months ended June 30, 2011.
Performance-Based Stock Appreciation Rights
During the six months ended June 30, 2011, the Company granted 291,333 performance-based SARs for 2011 financial and operational targets, which are expected to vest in the first quarter of 2012. As of June 30, 2011, the Company estimates that 100% of the performance targets will be achieved. The weighted-average grant date fair value of these SARs was $2.14 per share.

A summary of the Company’s performance-based SARs for the six months ended June 30, 2011 is as follows:

			Weighted-Average
			Remaining	Aggregate
	Number of	Weighted-Average	Contractual	Intrinsic Value
	Shares	Exercise Price	Term (years)	(In thousands)
Outstanding at January 1, 2011	567,146	$6.00
Granted	291,333	3.39
Exercised	(19,500)	2.30
Forfeited or expired	(89,013)	2.45

Outstanding at June 30, 2011	749,966	$5.50	8.17	$147

Exercisable at June 30, 2011	458,634	$6.85	7.18	$142

Vested and expected to vest at June 30, 2011	749,966	$5.50	8.17	$147

For the three months ended June 30, 2011 and 2010, the Company recorded stock-based compensation expense in continuing operations of $146 and $94 relating to these SARs, respectively. For the six months ended June 30, 2011 and 2010, the Company recorded stock-based compensation expense in continuing operations of $238 and $139 relating to these SARs, respectively. As of June 30, 2011, $441 of total unrecognized compensation cost related to these SARs is expected to be recognized through the first quarter of 2012.
The intrinsic value of the SARs exercised was $20 for the six months ended June 30, 2011.
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

Six months ended
June 30,
	2011	2010
Risk-free interest rate	2.14% to 2.34%	2.27% and 2.65%
Expected life (years)	5.50 and 6.0	5.50 and 6.0
Estimated volatility	71.48% to 74.34%	85.95% and 83.67%
Expected dividends	None	None

Time-based Restricted Stock Units
During the six months ended June 30, 2011, the Company granted 120,000 time-based RSUs, which vest in January 2012.
A summary of the Company’s time-based RSUs for the six months ended June 30, 2011 is as follows:

		Weighted-Average Grant
	Shares	Date Fair Value
Balance at January 1, 2011	156,624	$2.90
Granted	120,000	2.97
Vested	(79,957)	2.30
Forfeited or expired	—	—

Balance at June 30, 2011	196,667	$3.19

For the three months ended June 30, 2011 and 2010, the Company recorded stock-based compensation expense in continuing operations of $120 and $138 related to these RSUs, respectively. For the six months ended June 30, 2011 and 2010, the Company recorded stock-based compensation expense in continuing operations of $174 and $258 related to these RSUs, respectively. As of June 30, 2011, $280 of total unrecognized compensation cost related to these RSUs is expected to be recognized through July 2012.

The fair value of the time-based RSU awards is based upon the closing stock price of the Company’s common stock on the date of grant.

2004 Stock Option Plan
A summary of the status of the Company’s stock options as of June 30, 2011 is as follows:

			Weighted-Average
			Remaining	Aggregate
	Number of	Weighted-Average	Contractual	Intrinsic Value
	Shares	Exercise Price	Term (years)	(In thousands)
Outstanding at January 1, 2011	757,828	$2.97
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—

Outstanding at June 30, 2011	757,828	$2.97	2.71	$357

Exercisable at June 30, 2011	757,828	$2.97	2.71	$357

Vested and expected to vest at June 30, 2011	757,828	$2.97	2.71	$357

7. Net Loss per Common Share

Basic net loss per common share is calculated by dividing net loss attributable to ORBCOMM Inc. by the weighted-average number of common shares outstanding for the period. Diluted net loss per common share is the same as basic net loss per common share, because potentially dilutive securities such as Series A convertible preferred stock, SARs, RSUs and stock options would have an antidilutive effect as the Company incurred a net loss for the three and six months ended June 30, 2011 and 2010.

The potentially dilutive securities excluded from the determination of diluted loss per share, as their effect is antidilutive, are as follows:

	Six months ended
	June 30,
	2011	2010
Series A convertible preferred stock	305,814	—
SARs	2,924,633	2,559,813
RSUs	196,667	239,957
Stock options	757,828	782,079
	4,184,942	3,581,849
8. Marketable Securities

As of June 30, 2011 and December 31, 2010, the marketable securities are recorded at amortized cost which approximates fair market value which was based on Level 1 inputs. All investments mature in one year or less.

	June 30, 2011			December 31, 2010
		Gross	Gross		Gross	Gross
	Fair	Unrealized	Unrealized	Fair	Unrealized	Unrealized
	Value	Losses	Gains	Value	Losses	Gains

U.S. government and agency obligations	$28,147	$20	$8	$39,926	$18	$5
Corporate obligations	16,739	5	—	24,108	18	3
FDIC-insured certificates of deposit	9,880	5	—	3,837	3	—

	$54,766	$30	$8	$67,871	$39	$8

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

As of June 30, 2011 and December 31, 2010, the gross unrealized losses of $30 and $39, respectively, were primarily due to changes in interest rates and not credit quality of the issuer. Accordingly, the Company has determined that the gross unrealized losses are not other-than-temporary at June 30, 2011 and there has been no recognition of impairment losses in its condensed consolidated statements of operations for the three and six months ended June 30, 2011 and 2010.

9. Satellite Network and Other Equipment
Satellite network and other equipment consisted of the following:

	Useful life	June 30,	December 31,
	(years)	2011	2010
Land		$381	$381
Satellite network	1-10	33,505	32,560
Capitalized software	3-5	1,725	1,646
Computer hardware	5	1,339	1,247
Other	5-7	1,517	1,311
Assets under construction		64,445	62,374

		102,912	99,519
Less: accumulated depreciation and amortization		(29,426)	(27,835)

		$73,486	$71,684

During the six months ended June 30, 2011 and 2010, the Company capitalized costs attributable to the design and development of internal-use software in the amount of $149 and $107, respectively. Depreciation and amortization expense for the three months ended June 30, 2011 and 2010 was $925 and $533, respectively. This includes amortization of internal-use software of $85 and $72 for the three months ended June 30, 2011 and 2010, respectively. Depreciation and amortization expense for the six months ended June 30, 2011 and 2010 was $1,712 and $1,558, respectively. This includes amortization of internal-use software of $176 and $183 for the six months ended June 30, 2011 and 2010, respectively.

Assets under construction primarily consist of milestone payments pursuant to procurement agreements which includes, the design, development, launch and other direct costs relating to the construction of the next-generation satellites (See Note 18) and upgrades to its infrastructure and ground segment.

10. Restricted Cash

Restricted cash consists of the remaining cash collateral of $3,000 for a performance bond required by the FCC in connection with the construction, launch and operation of the 18 next-generation satellites that was authorized in the March 21, 2008 FCC Space Segment License modification. Under the terms of the performance bond, the cash collateral will be reduced in increments of $1,000 upon completion of specified milestones. The Company certified completion of a third milestone. The FCC has not yet issued a ruling on the certification of the third milestone. The Company has classified $1,000 of restricted cash for the third milestone as a current asset and the remaining $2,000 as a non-current asset at June 30, 2011 and December 31, 2010.

At December 31, 2010, restricted cash also included $680 deposited into an escrow account under the terms of a procurement agreement for the quick-launch satellites. During the six months ended June 30, 2011, $500 was paid to the supplier and the balance of $180 was returned to the Company.

At December 31, 2010, restricted cash also included $350 placed into certificates of deposit to collateralize a letter of credit with a cellular wireless provider to secure terrestrial communications services and to secure a credit card facility. During the six months ended June 30, 2011, the cellular wireless provider reduced the amount of the letter of credit by $130 which was refunded to the Company.

The interest income earned on the restricted cash balances is unrestricted and included in interest income in the consolidated statements of operations.
11. Goodwill and Intangible Assets
The Company’s intangible assets consisted of the following:

		June 30, 2011			December 31, 2010
	Useful life		Accumulated			Accumulated
	(years)	Cost	amortization	Net	Cost	amortization	Net
Acquired licenses	6	$8,115	$(7,744)	$371	$8,115	$(7,001)	$1,114
Patents and technology	10	3,900	(49)	3,851	—	—	—
Trademarks	10	800	(10)	790	—	—	—
Customer lists	10	2,900	(36)	2,864	—	—	—

		$15,715	$(7,839)	$7,876	$8,115	$(7,001)	$1,114

Amortization expense was $467 and $372 for the three months ended June 30, 2011 and 2010, respectively. Amortization expense was $838 and $743 for the six months ended June 30, 2011 and 2010, respectively.

Goodwill
Goodwill allocated to the Company’s one business segment relates to the acquisition of StarTrak (See Note 3).
Intangible Assets
The acquired licenses have a remaining useful lives of three months. The patents and the technology, trademarks and customer lists relate to the acquisition of StarTrak (See Note 3).
Estimated amortization expense for intangible assets subsequent to June 30, 2011 is as follows:

Years ending December 31,
Remainder of 2011	$751
2012	760
2013	760
2014	760
2015	760
Thereafter	4,085

$7,876

12. Accrued Liabilities
The Company’s accrued liabilities consisted of the following:

	June 30,	December 31,
	2011	2010
Accrued compensation and benefits	$1,661	$2,151
Accrued interest	915	857
Deferred rent payable	126	112
Warranty	1,066	—
Other accrued expenses	3,093	2,923

	$6,861	$6,043

As of June 30, 2011, accrued warranty obligations consisted of the following:

Balance at January 1, 2011	—
Warranty liabilities assumed from the acquisition of StarTrak (See Note 3)	1,050
Warranty expense	40
Warranty charges	(24)

Balance at June 30, 2011	$1,066

13. Deferred Revenues
Deferred revenues consisted of the following:

	June 30,	December 31,
	2011	2010
Service activation fees	$2,223	$2,277
Prepaid services	1,134	1,067
Warranty revenues	307	—
Manufacturing license fees	22	29

	3,686	3,373
Less current portion	(2,286)	(2,134)

Long-term portion	$1,400	$1,239

14. Note Payable-Related Party

In connection with the acquisition of a majority interest in Satcom in 2005, the Company recorded an indebtedness to OHB Technology A.G. (formerly known as OHB Teledata A.G.), a stockholder of the Company. At June 30, 2011, the principal balance of the note payable was €1,138 ($1,639) and it had a carrying value of $1,606. At December 31, 2010, the principal balance of the note payable was €1,138 ($1,514) and it had a carrying value of $1,416. The carrying value was based on the note’s estimated fair value at the time of acquisition. The difference between the carrying value and principal balance is being amortized to interest expense over the estimated life of the note of six years. The amortization to interest expense related to the note for the three months and six months ended June 30, 2011 and 2010 was $33 and $66, respectively. This note does not bear interest and has no fixed repayment term. Repayment will be made from the distribution profits (as defined in the note agreement) of ORBCOMM Europe LLC. The note has been classified as long-term and the Company does not expect any repayments to be required prior to June 30, 2012.

15. Note Payable

On May 16, 2011, the Company issued a $3,900 6% secured promissory note to a existing lender and stockholder of Alanco. The note bears interest at 6.00% per annum. The note is secured by substantially all of the assets of StarTrak and guaranteed by ORBCOMM Inc. The Company made a $200 principal payment on May 16, 2011 in accordance with the terms of note agreement. As of June 30, 2011, the note payable balance is presented net of the unamortized debt discount of $85 (See Note 3). For the three and six months ended June 30, 2011, the Company recognized debt discount of $3, which is included in interest expense. The remaining principal payments are due in quarterly installments beginning on March 31, 2012 with a balloon payment due on December 31, 2015 is as follows:

Years ending December 31,
Remainder of 2011	$—
2012	250
2013	300
2014	400
2015	2,750

$3,700

16. Stockholders’ Equity
Series A convertible preferred stock
As part of the purchase price to acquire StarTrak, the Company issued 183,550 shares of Series A convertible preferred stock.
Key terms of the Series A convertible preferred stock are as follows:
Dividends

Holders of the Series A convertible preferred stock are entitled to receive a cumulative 4% dividend annually (calculated on the basis of the redemption price of $10.00 per share) payable quarterly in additional shares of the Series A convertible preferred stock. As of June 30, 2011, dividends in arrears was $9.

Conversion

Shares of the Series A convertible preferred stock are convertible into 1.66611 shares of common stock: (i) at the option of the holder at any time up to two years from the issuance date or (ii) at the option of the Company beginning six months from the issuance date and if the average closing market price for the Company’s common stock for the preceding twenty consecutive trading days equals or exceeds $11.20 per share.

Voting
Each share of the Series A convertible preferred stock is entitled to one vote for each share of common stock into which the preferred stock is convertible.
Liquidation

In the event of any liquidation, sale or merger of the Company the holders of the Series A convertible preferred stock are entitled to receive prior to and in preference over the common stock, an amount equal to $10.00 per share plus unpaid dividends.

Redemption

The Series A convertible preferred stock may be redeemed by the Company for an amount equal to the issuance price of $10.00 per share plus all unpaid dividends at any time after two years from the issuance date.

Common Stock
During the six months ended June 30, 2011, the Company issued 34,115 shares of its common stock as a form of payment for bonuses.
As of June 30, 2011, the Company has reserved 9,242,030 shares of common stock for future issuances related to employee stock compensation plans.

17. Geographic Information

The Company operates in one reportable segment, M2M data communications. Other than satellites in orbit, long-lived assets outside of the United States are not significant. The following table summarizes revenues on a percentage basis by geographic regions, based on the country in which the customer is located.

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
United States	85%	79%	84%	79%
Japan	14%	15%	15%	16%
Other	1%	6%	1%	5%

	100%	100%	100%	100%

18. Commitments and Contingencies
Procurement agreements in connection with next-generation satellites

On May 5, 2008, the Company entered into a procurement agreement with Sierra Nevada Corporation (“SNC”) pursuant to which SNC will construct eighteen low-earth-orbit satellites in three sets of six satellites (“shipsets”) for the Company’s next-generation satellites (the “Initial Satellites”). Under the agreement, SNC will also provide launch support services, a test satellite (excluding the mechanical structure), a satellite software simulator and the associated ground support equipment. Under the agreement, the Company had the option, which expired on May 5, 2011, to order up to thirty additional satellites substantially identical to the Initial Satellites (the “Optional Satellites”) at specified firm fixed prices. The Company and SNC are in discussions regarding extending the date by which the Optional Satellites are exercisable, as well as the price for the Optional Satellites.

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

The agreement also requires SNC to complete the pre-ship review of the Initial Satellites (i) no later than 24 months after the execution of the agreement for the first shipset of six satellites, (ii) no later than 31 months after the execution of the agreement for the second shipset of six satellites and (iii) no later than 36 months after the execution of the agreement for the third shipset of six satellites. SNC has not completed any of the pre-ship reviews of the Initial Satellites within the original required periods. The Company and SNC are in discussions regarding the impact of such delay, which may lead to a delay in commencing the SpaceX Launch Services schedule as described below. Payments under the agreement began upon the execution of the agreement and continue upon SNC’s successful completion of each payment milestone.

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

As of June 30, 2011, the Company has made milestone payments of $42,120 under the agreement. The Company anticipates making payments under the agreement of $15,000 during the remainder of 2011. Under the agreement, SNC has agreed to provide the Company with an optional secured credit facility for up to $20,000 commencing 24 months after the execution of the agreement and maturing 44 months after the effective date. If the Company elects to establish and use the credit facility it and SNC will enter into a formal credit facility on terms established in the agreement.

On August 28, 2009, the Company and Space Exploration Technologies Corp. (“SpaceX”) entered into a Commercial Launch Services Agreement (the “Agreement”) pursuant to which SpaceX will provide launch services (the “Launch Services”) using multiple SpaceX Falcon 1e launch vehicles for the carriage into low-Earth-orbit for the Company’s 18 next-generation commercial communications satellites currently being constructed by SNC. Under the Agreement, SpaceX will also provide to the Company launch vehicle integration and support services, as well as certain related optional services. The Company and SpaceX are in discussions to provide launch services on Falcon 9 launch vehicles instead of the Falcon 1e launch vehicle.

The Company anticipates that the Launch Services will be performed between the end of 2011 and 2014, subject to certain rights of the Company and SpaceX to reschedule any of the particular Launch Services as needed. The Agreement also provides the Company the option to procure, prior to each Launch Service, reflight launch services whereby in the event the applicable Launch Service results in a failure due to the SpaceX launch vehicle, SpaceX will provide comparable reflight launch services at no additional cost to the Company beyond the initial option price for such reflight launch services.

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

As of June 30, 2011, the Company has made milestone payments of $10,080 under the SpaceX Agreement. The Company does not anticipate making payments under the agreement during the remainder of 2011.
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

As of June 30, 2011, the Company has made milestone payments of $1,000 under the AIS Satellite Agreement. The Company anticipates making the remaining milestone payments under the agreement of $1,000 during the remainder of 2011.

Airtime credits

In 2001, in connection with the organization of ORBCOMM Europe LLC and the reorganization of the ORBCOMM business in Europe, the Company agreed to grant certain country representatives in Europe approximately $3,736 in airtime credits. The Company has not recorded the airtime credits as a liability for the following reasons: (i) the Company has no obligation to pay the unused airtime credits if they are not utilized; and (ii) the airtime credits are earned by the country representatives only when the Company generates revenue from the country representatives. The airtime credits have no expiration date. Accordingly, the Company is recording airtime credits as services are rendered and these airtime credits are recorded net of revenues from the country representatives. For the three months ended June 30, 2011 and 2010, airtime credits used totaled approximately $8 and $11, respectively. For the six months ended June 30, 2011 and 2010, airtime credits used totaled approximately $16 and $23, respectively. As of June 30, 2011 and December 31, 2010, unused credits granted by the Company were approximately $2,175 and $2,191, respectively

Litigation

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
Safe Harbor Statement Under the Private Securities Litigation Reform of Act 1995.
Certain statements discussed in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally relate to our plans, objectives and expectations for future events and include statements about our expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. Such forward-looking statements, including those concerning the Company’s expectations, are subject to known and unknown risks and uncertainties, which could cause actual results to differ materially from the results, projected, expected or implied by the forward-looking statements, some of which are beyond the Company’s control, that may cause the Company’s actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include but are not limited to: the impact of global recession and continued worldwide credit and capital constraints; substantial losses we have incurred and expect to continue to incur; demand for and market acceptance of our products and services and the applications developed by our resellers; loss or decline or slowdown in the growth in business from Asset Intelligence, a subsidiary of I.D. Systems, Inc. (“AI”), other value-added resellers or VARs and international value-added resellers or IVARs; loss or decline or slowdown in growth in business of any of the specific industry sectors the Company serves, such as transportation, heavy equipment, fixed assets and maritime; our acquisition of the StarTrak Systems, LLC (“StarTrak”) business may expose us to additional risks; litigation proceedings; technological changes, pricing pressures and other competitive factors; the inability of our international resellers to develop markets outside the United States; market acceptance and success of our Automatic Identification System (“AIS”) business; the ability to restore commercial-level AIS service in the near term; satellite launch and construction delays and cost overruns of our next-generation satellites; in-orbit satellite failures or reduced performance of our existing satellites; the failure of our system or reductions in levels of service due to technological malfunctions or deficiencies or other events; our inability to renew or expand our satellite constellation; political, legal regulatory, government administrative and economic conditions and developments in the United States and other countries and territories in which we operate; and changes in our business strategy. In addition, specific consideration should be given to various factors described in more detail in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010. The Company undertakes no obligation to publicly revise any forward-looking statements or cautionary factors, except as required by law.
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
As a result of our acquisition of StarTrak on May 16, 2011, we now provide customers with the ability to proactively monitor, manage and remotely control their refrigerated transport assets. StarTrak is an innovator and leading provider of tracking, monitoring and control services for the refrigerated transport market. Their information services also help industry leaders realize better fleet efficiency and utilization while reducing risk by adding safety monitoring of perishable cargo. In addition to relationships with leading refrigerated unit manufacturers such as Carrier and Thermo King, StarTrak’s customers include well-known brands such as Tropicana, Maersk Line, Prime Inc, CR England, FFE Transport, Inc. and Exel Transportation. The acquisition of StarTrak enables us to create a global technology platform to transfer capabilities across new and existing vertical markets and deliver complementary products to our channel partners and resellers worldwide. In addition, the acquisition provides an opportunity to drive new subscribers to our global communications network while accelerating the growth of StarTrak’s suite of products by adding scale and providing subscriber management tools.

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
Acquisition of StarTrak
Effective on the close of business on May 16, 2011, we completed the acquisition of substantially all of the assets of StarTrak, a wholly-owned subsidiary of Alanco Technologies, Inc., (“Alanco”) including but not limited to cash, accounts receivable, inventory, equipment, intellectual property, all of StarTrak’s rights to customer contracts, supplier lists and assumed certain liabilities pursuant to an Asset Purchase Agreement dated as of February 23, 2011. The consideration paid to acquire StarTrak was valued at $18.2 million consisting of: (i) cash subject to a final working capital adjustment, (ii)  forgiveness of the 6% secured promissory note advanced by us to Alanco on February 23, 2011, (iii) note payable issued to a lender and stockholder of Alanco, (iv) common stock, (v) Series A convertible preferred stock and (vi) delivery of our investment in preferred stock and common stock of Alanco back to Alanco.
In addition to the consideration paid, up to an additional gross amount of $1.5 million (subject to certain reductions) in contingent payments is payable by us if certain revenue milestones of StarTrak are achieved for the 2011 calendar year. The initial estimate of the fair value of the contingent consideration is nil. The estimated fair value of the earn-out was determined using weighted probabilities to achieve the revenue milestones discounted at 19.0%. Any change in the fair value of the contingent earn-out subsequent to the acquisition date, including changes from events after the acquisition date, will be recognized in earnings in the period the estimated fair value changes.
As a result of the acquisition of StarTrak, we recognized $9.1 million of goodwill and $7.6 million of intangible assets. The acquired goodwill will not be amortized for financial reporting purposes. However the acquired goodwill is tax deductible, and therefore amortized over fifteen years for income tax purposes. As such, deferred income tax expense and a deferred tax liability arise as a result of the difference in tax deductibility of this amount for tax and financial reporting purposes. The resulting deferred tax liability, which is expected to continue to increase over time will remain on our balance sheet indefinitely unless there is an impairment of the asset.
The acquired intangible assets consist of technology and patents, customer relationships and trademarks which will be amortized over 10 years.
The results of operations of StarTrak are included in our condensed consolidated results for the period subsequent to the acquisition date of May 16, 2011. See Note 3 to the condensed consolidated financial statements for further discussion.

Critical Accounting Policies and Estimates
Our discussion and analysis of our results of operations, liquidity and capital resources are based on our consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, costs of services, warranty costs, accounts receivable, inventory, accounting for business combinations, satellite network and other equipment, long-lived assets, capitalized development costs, valuation of deferred tax assets, uncertain tax positions, provision for income taxes, loss contingencies, pre-acquisition contingencies and the value of securities underlying stock-based compensation. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from our estimates and could have a significant adverse effect on our results of operations and financial position. For a discussion of our critical accounting policies and estimates see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no material changes to our critical accounting policies during 2011 except as discussed below:
Accounting for Business Combinations
We accounted for the acquisition of StarTrak pursuant to FASB Topic ASC 805, “Business Combinations”. In accordance with ASC 805, the estimated purchase price was allocated to intangible assets and identifiable assets acquired and liabilities assumed based on their relative fair values. The excess of the purchase price over the net tangible and intangible assets and liabilities assumed was recorded as goodwill. We have made significant assumptions and estimates in determining the preliminary estimated purchase price and the preliminary allocation of the estimated purchase in the condensed consolidated financial statements. These preliminary estimates and assumptions are subject to change as we finalize the valuations of certain assets and liabilities, including deferred revenues and warranty liabilities, intangible assets, goodwill and the final working capital adjustment. The final valuations may change significantly from the preliminary estimates. Although we believe the assumptions and estimates we have made have been reasonable and appropriate, they are based, in part, on historical experience, information obtained from the management of the acquired company and future expectations. We anticipate finalizing the purchase price allocation by the end of 2011. Examples of critical estimates in accounting for the acquisition of StarTrak include but are not limited to:
•	We estimated the fair value of the contingent earn-out consideration using a probability-weighted discounted cash flow model based upon the expected achievement of the revenue milestones;

•	the future expected cash flows from revenues and acquired technology and the patents and trademarks;

•	the estimated useful lives of the intangible assets acquired; and

•	the discount rates.
Warranty Costs

As a result of our acquisition of StarTrak on May 16, 2011, we acquired warranty obligations on StarTrak’s product sales, which provide for costs to replace or fix the product. One-year warranty coverage is accrued on product sales which provide for costs to replace or fix the product. Our analysis of the warranty liabilities associated with the one-year warranty coverage are estimated based on historical costs of StarTrak to replace or fix products for customers, and additional liability for warranty coverage for other specific claims that are expected to be incurred within the next twelve months, for which it is estimated that customers may have a warranty claim. These warranty liabilities have not yet been fair valued. As we continue to gather additional information, these accrual estimates may differ from actual results and adjustments to the estimated warranty liability would be required. We will continue to evaluate warranty liabilities relating to the acquisition of StarTrak throughout the measurement period. If we determine that adjustments to these amounts are required during the remainder of the measurement period such amounts will be recorded as an adjustment to goodwill.

For the warranty costs subsequent to the acquisition date, we accrue for StarTrak’s one-year warranty coverage on product sales estimated at the time of sale based on historical costs to repair or replace products for customers compared to historical product revenues of StarTrak. As we continue to gather additional information these accrual estimates may differ from actual results and adjustments to the estimated warranty liability would be required.

Pre-Acquisition Contingencies
We have evaluated and continue to evaluate pre-acquisition contingencies related to StarTrak that existed as of the acquisition date. If these pre-acquisition contingencies that existed as of the acquisition date become probable of occurring and can be estimated during the remainder of the measurement period, amounts recorded for such matters will be made in the measurement period and, subsequent to the measurement period, in our results of operations.
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
The following table reconciles our net loss to EBITDA for the periods shown:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net loss attributable to ORBCOMM Inc.	$(541)	$(3,296)	$(1,272)	$(4,031)
Income tax expense	195	—	306	—
Interest income	(44)	(55)	(98)	(92)
Interest expense	78	48	126	96
Depreciation and amortization	1,393	904	2,550	2,301

	$1,081	$(2,399)	$1,612	$(1,726)

Three Months: EBITDA during the three months ended June 30, 2011 improved by $3.5 million over 2010. This improvement was primarily due to higher net service revenues of $1.7 million, including $1.1 million of service revenues from StarTrak and an impairment charge of $3.3 million in discontinued operations to write down net assets held for sale in 2010, which did not occur in 2011. These increases were offset by an increase in part in expenses, excluding depreciation and costs of product sales, of $1.8 million due to $0.8 million of acquisition costs and losses and $1.3 million of expenses, excluding depreciation and costs of product sales, from StarTrak.
Six Months: EBITDA during the six months ended June 30, 2011 improved by $3.3 million over 2010 including $1.1 million of service revenues of StarTrak and an impairment charge of $3.3 million in discontinued operations to write down net assets held for sale in 2010, which did not occur in 2011. These increases were offset by an increase in expenses, excluding depreciation and costs of product sales, of $2.9 million due to $1.0 million of acquisition costs and losses and $1.3 million of expenses, excluding depreciation and costs of product sales, from StarTrak.
Revenues
We derive service revenues from our resellers and direct customers from utilization of satellite subscriber communicators on our communications system and the reselling of airtime from the utilization of terrestrial-based subscriber communicators using SIMS on the cellular providers’ wireless networks. These service revenues generally consist of a one-time activation fee for each subscriber communicator and SIMS activated for use on our communications system and monthly usage fees. Usage fees that we charge our customers are based upon the number, size and frequency of data transmitted by the customer and the overall number of subscriber communicators and SIMS activated by each customer. Revenues for usage fees from currently billing subscriber communicators and SIMS are recognized on an accrual basis, as services are rendered, or on a cash basis, if collection from the customer is not reasonably assured at the time the service is provided. Usage fees charged to our resellers and direct customers are charged primarily at wholesale rates based on the overall number of subscriber communicators activated by them and the total amount of data transmitted. Service revenues also include extended warranty service agreements extending beyond the initial warranty period of one year, royalty fees from third parties for the use of our proprietary communications protocol charged on a one-time basis for each satellite subscriber communicator connected to our M2M data communications system and fees from providing engineering, technical and management support services to customers.
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
The table below presents our revenues for the three and six months ended June 30, 2011 and 2010, together with the percentage of total revenue represented by each revenue category in (in thousands):

	Three months ended June 30,				Six months ended June 30,
	2011		2010		2011		2010
		% of		% of		% of		% of
		Total		Total		Total		Total
Service revenues	$8,980	83.1%	$7,277	92.9%	$16,377	87.6%	$14,159	92.8%
Product sales	1,829	16.9%	560	7.1%	2,315	12.4%	1,095	7.2%

	$10,809	100.0%	$7,837	100.0%	$18,692	100.0%	$15,254	100.0%

Three months: Total revenues for the three months ended June 30, 2011 increased $3.0 million, or 37.9%, to $10.8 million from $7.8 million for the three months ended June 30, 2010.
Six months: Total revenues for the six months ended June 30, 2011 increased $3.4 million, or 22.5%, to $18.7 million from $15.3 million for the six months ended June 30, 2010.
The increase in total revenues for the three and six months ended June 30, 2011 included $2.2 million of revenues from StarTrak.
Service revenues
Three months: Service revenues increased $1.7 million for the three months ended June 30, 2011, or 23.4%, to $9.0 million, or approximately 83.1% of total revenues, from $7.3 million, or approximately 92.9% of total revenues for the three months ended June 30, 2011. The increase in service revenues were primarily due to an increase in satellite and terrestrial revenue of $2.4 million from an increase in the number of billable subscriber communicators activated on our communications system which included $1.1 million of service revenues of StarTrak from the acquisition date offset by a decrease in AIS revenue of $0.8 million as our AIS service has been interrupted.

Six months: Service revenues increased $2.2 million for the six months ended June 30, 2011, or 15.7%, to $16.4 million, or approximately 87.6% of total revenues, from $14.2 million, or approximately 92.8% of total revenues for the six months ended June 30, 2010. The increase in service revenues were primarily due to an increase in satellite and terrestrial revenue of $3.5 million from an increase in the number of billable subscriber communicators activated on our communications system which included $1.1 million of service revenues of StarTrak offset by a decrease in AIS revenue of $1.5 million as our AIS service has been interrupted.
As of June 30, 2011, we had approximately 606,000 billable subscriber communicators on the ORBCOMM System compared to approximately 539,000 billable subscriber communicators as of June 30, 2010, an increase of approximately 12.3%.
Service revenue growth can be impacted by the customary lag between subscriber communicator activations and recognition of service revenue from these units.
Product sales
Three months: Revenue from product sales increased $1.3 million for the three months ended June 30, 2011, or 226.9% to $1.8 million from $0.6 million for the three months ended June 30, 2010.
Six months: Revenue from product sales increased $1.2 million for the six months ended June 30, 2011, or 111.5% to $2.3 million from $1.1 million for the six months ended June 30, 2010.
The increase in product revenues for the three and six months ended June 30, 2011 over the corresponding periods were primarily due to an increase in sales to the heavy equipment sector by our Japanese subsidiary and $1.1 million of revenues from StarTrak.
Costs of services
Costs of services is comprised of expenses to provide services, such as payroll and related costs, including stock-based compensation, materials and supplies, depreciation and amortization of assets and usage fees to cellular wireless providers for the data transmitted by the resellers on our network and other third-party networks.
Three months: Costs of services increased by $0.7 million, or 23.4%, to $3.8 million for the six months ended June 30, 2011 from $3.1 million for the three months ended June 30, 2010. As a percentage of service revenues, cost of services were 41.6% for the three months ended June 30, 2011 compared to 42.1% for the three months ended June 30, 2010.
Six months: Costs of services increased by $1.0 million, or 16.8%, to $7.2 million for the six months ended June 30, 2011 from $6.2 million for the six months ended June 30, 2010. As a percentage of service revenues, cost of services were 44.0% for the six months ended June 30, 2011 compared to 43.8% for the six months ended June 30, 2010.
The increase in costs of services for the three and six months ended June 30, 2011 over the corresponding periods are primarily due to $0.6 in costs from StarTrak.
Costs of product sales
Costs of products includes the purchase price of subscriber communicators and SIMS sold, shipping charges as well as operational costs to fulfill customer orders, including costs for employees.
Three months: Costs of product sales increased by $1.0 million, or 284.7%, to $1.3 million for the three months ended June 30, 2011 from $0.3 million for the three months ended June 30, 2010. The increase is primarily due to $1.0 million in costs from StarTrak. We had a gross profit from product sales (revenues from product sales minus costs of product sales including distribution costs) of $0.5 million for the three months ended June 30, 2011 compared to a gross profit from product sales of $0.2 million for the three months ended June 30, 2010.
Six months: Costs of product sales increased by $1.0 million, or 143.0%, to $1.6 million for the six months ended June 30, 2011 from $0.7 million for the three months ended June 30, 2010. The increase is primarily due to $1.0 million in costs from StarTrak. We had a gross profit from product sales (revenues from product sales minus costs of product sales including distribution costs) of $0.7 million for the six months ended June 30, 2011 compared to a gross profit from product sales of $0.4 million for the six months ended June 30, 2010.
Selling, general and administrative expenses
Selling, general and administrative expenses relate primarily to expenses for general management, sales and marketing, and finance, professional fees and general operating expenses.
Three months: Selling, general and administrative expenses increased by $0.6 million, or 15.7%, to $4.6 million for the three months ended June 30, 2011 from $4.0 million for the three months ended June 30, 2010.
Six months: Selling, general and administrative expenses increased by $0.9 million, or 10.9%, to $9.1 million for the six months ended June 30, 2011 from $8.2 million for the six months ended June 30, 2010.
The increase in selling, general and administrative expenses for the three and six months ended June 30, 2011 over the corresponding periods are primarily due to $0.6 in costs from StarTrak.

Product development expenses
Product development expenses consist primarily of the expenses associated with our engineering team, along with the cost of third parties that are contracted to support our current applications.
Product development expenses for the three months ended June 30, 2011 and June 30, 2010 were $0.3 million and $0.2 million, respectively.
Product development expenses for the six months ended June 30, 2011 and June 30, 2010 were $0.5 million and $0.3 million, respectively.
The increase in product development expenses for the three and six months ended June 30, 2011 over the corresponding periods are primarily due to $0.1 in costs from StarTrak.
Acquisition costs
Acquisition-related costs directly relate to the acquisition of StarTrak include professional services expenses. For the three and six months ended June 30, 2011 acquisition-related costs were $0.8 million and $1.0 million, respectively.
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
Three months: For the three months ended June 30, 2011 other expense was $0.3 million compared to other income of less than $0.1 million for the three months ended June 30, 2010. The increase is primarily due to a loss of $0.3 million on the disposition of our investment in Alanco, incurred in connection with the acquisition of StarTrak, for the difference between the fair value and the carrying value.
Six months: For the six months ended June 30, 2011 other expense was $0.2 million compared to other expense of $0.1 million for the six months ended June 30, 2010. The increase is primarily due to a loss of $0.3 million on the disposition of our investment in Alanco, incurred in connection with the acquisition of StarTrak, for the difference between the fair value and the carrying value.
Loss from continuing operations before income taxes
Three months: We have a loss from continuing operations before income taxes of $0.4 million for the three months ended June 30, 2011 compared to income from continuing operations before income taxes of $0.3 million for the three months ended June 30, 2010. The acquisition-related costs and the loss on disposition of our investment in Alanco of $1.1 million was the significant factor in contributing to the loss for the three months ended June 30, 2011.
Six months: We have a loss from continuing operations before income taxes of $1.0 million for the six months ended June 30, 2011 compared to a loss from continuing operations before income taxes of $0.2 million for the six months ended June 30, 2010. The acquisition-related costs and the loss on disposition of our investment in Alanco of $1.3 million was the significant factor in contributing to the loss for the six months ended June 30, 2011.
Provision for Income taxes
The provision for income taxes for the three months ended June 30, 2011 was $0.2 million consisting of a foreign tax expense incurred as result of income generated by ORBCOMM Japan and the goodwill generated from the acquisition of StarTrak which is tax deductible.
The provision for income taxes for the six months ended June 30, 2011 was $0.3 million consisting of a foreign tax expense incurred as result of income generated by ORBCOMM Japan and goodwill generated from the acquisition of StarTrak. As of June 30, 2011, we maintained a valuation allowance against all net deferred tax assets, other than goodwill, attributable to all operations in the United States and all other foreign jurisdictions as the realization of such assets was not considered more likely than not.
For the three and six months ended June 30, 2010, we did not record a provision for taxes as we maintained a valuation allowance against all net deferred tax assets attributable to all operations in the United States and all foreign jurisdictions as the realization of such assets was not considered more likely than not.

Loss from continuing operations
Three months: We have a loss from continuing operations of $0.6 million for the three months ended June 30, 2011 compared to income from continuing operations of $0.3 million for the three months ended June 30, 2010. The acquisition-related costs and the loss on disposition of our investment in Alanco of $1.1 million was the significant factor in contributing to the loss for the three months ended June 30, 2011.
Six months: We have a loss from continuing operations of $1.3 million for the six months ended June 30, 2011 compared to a loss from continuing operations of $0.2 million for the six months ended June 30, 2010. The acquisition-related costs and loss on disposition of our investment in Alanco of $1.3 million was the significant factor in contributing to the loss for the six months ended June 30, 2011.
Loss from discontinued operations
Loss from discontinued operations was $3.5 million and $3.6 million for the three months and six months ended June 30, 2010, respectively.
Noncontrolling interests
Noncontrolling interests relate to earnings and losses attributable to noncontrolling shareholders.
Net loss attributable to ORBCOMM Inc.
Three months: We have a net loss attributable to our company of $0.5 million for the three months ended June 30, 2011 compared to a net loss of $3.3 million for the three months ended June 30, 2010. The acquisition-related costs and the loss on disposition of our investment in Alanco of $1.1 million was the significant factor in contributing to the loss for the three months ended June 30, 2011.
Six months: We have a net loss attributable to our company of $1.3 million for the six months ended June 30, 2011 compared to a net loss of $4.0 million for the six months ended June 30, 2010. The acquisition-related costs and the loss on disposition of our investment in Alanco of $1.3 million was the significant factor in contributing to the loss for the six months ended June 30, 2011.
Liquidity and Capital Resources
Overview
Our liquidity requirements arise from our working capital needs and to fund capital expenditures to support our current operations, and facilitate growth and expansion. Since our inception, we have financed our operations and expansion from sales of our common stock through public offerings and private placements of debt, convertible redeemable preferred stock, membership interests and common stock. We have incurred losses from inception and through June 30, 2011 we have an accumulated deficit of $77.9 million. As of June 30, 2011, our primary source of liquidity consisted of cash, cash equivalents, restricted cash and marketable securities totaling $82.7 million, which we believe will be sufficient to provide working capital and milestone payments for our next-generation satellites for the next twelve months.
Operating activities
Cash provided by our operating activities for the six months ended June 30, 2011, was $0.4 million resulting from a net loss of $1.3 million, offset by non-cash items including $2.6 million for depreciation and amortization, $0.7 million for stock-based compensation, $0.3 million loss on the disposition of our investment in Alanco and amortization of premium on marketable securities of $0.8 million. Working capital activities primarily consisted of a net use of cash of $2.2 million for an increase in accounts receivable primarily due to the increase in revenues.
Cash provided by our operating activities for the six months ended June 30, 2010 was $1.1 million resulting from a net loss of $3.8 million, offset by non-cash items including a $3.3 million impairment charge to write down the net assets held for sale to their estimated fair values, $2.3 million for depreciation and amortization and $1.0 million for stock-based compensation. Working capital activities consisted of net uses of cash of $0.6 million for an increase in accounts receivable primarily due to the increase in revenues and $0.8 million from a decrease in accounts payable and accrued expenses primarily related to timing of payments.
Cash provided by our operating activities of discontinued operations for the six months ended June 30, 2010 was less than $0.1 million.
Investing activities
Cash provided by our investing activities for the six months ended June 30, 2011 was $7.4 million, resulting from proceeds received from the maturities of marketable securities totaling $59.8 million, offset primarily by $1.9 million in consideration paid to acquire StarTrak, capital expenditures of $3.8 million and purchases of marketable securities of $47.5 million.
Cash used in our investing activities for the six months ended June 30, 2010 was $50.8 million, resulting from capital expenditures of $2.7 million, purchases of marketable securities of $91.8 million and the purchase of a cost method investment of $1.4 million. These uses were offset by proceeds received from the maturities of marketable securities totaling $45.1 million.

Financing activities
Cash used in our financing activities for the six months ended June 30, 2011 was $0.2 million, resulting primarily from the principal payment on the 6% secured promissory note payable.
For the six months ended June 30, 2010, we did not have any cash flows from financing activities.
Future Liquidity and Capital Resource Requirements
We expect cash flows from operating activities, along with our existing cash, cash equivalents, restricted cash and marketable securities will be sufficient to provide working capital to fund long-term debt payments and capital expenditures, which primarily includes milestone payments under the procurement agreements for the next-generation satellites for the next twelve months. For the remainder of 2011, we expect to incur approximately $15.0 million of capital expenditures primarily for our next-generation satellites.
Contractual Obligations
There have been no material changes in our contractual obligations as of June 30, 2011, as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010 except as discussed below:
On May 16, 2011, we issued a $3.9 million 6% secured promissory note payable as part of the purchase price to acquire StarTrak. We made a $200 principal payment on May 16, 2011. The remaining principal payments are due in quarterly installments beginning on March 31, 2012 with a balloon payment of $2.4 million due on December 31, 2015.
Off-Balance Sheet Arrangements
We have no material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.
Recent accounting pronouncements

Item 3.	Quantitative and Qualitative Disclosures about Market Risks
There has been no material changes in our assessment of our sensitivity to market risk as of June 30, 2011, as previously disclosed in Part II, Item 7A “Quantitative and Qualitative Disclosures about Market Risks” in our Annual Report on Form 10-K for the year ended December 31, 2010.
Concentration of credit risk
The following table presents customers with revenues greater than 10% of our consolidated total revenues for the periods shown:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Caterpillar Inc.	22.9%	13.8%	23.6%	13.5%
Komatsu Ltd.	15.5%	15.4%	16.8%	13.7%
Hitachi Construction Machinery Co., Ltd.	—	11.8%	10.1%	12.8%
Asset Intelligence	—	11.5%	—	11.5%

Item 4.	Disclosure Controls and Procedures
Evaluation of the Company’s disclosure controls and procedures.
The Company’s management evaluated, with the participation of the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2011. Based on their evaluation, the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2011.
Changes in Internal Control over Financial Reporting.
We reviewed our internal control over financial reporting at June 30, 2011. As a result, of the Transaction, we have begun to integrate certain business processes and systems of the Acquired Business. Accordingly, certain changes have been made and will continue to be made to our internal controls over financial reporting until such time as this integration is complete. In reliance on interpretive guidance issued by the SEC staff, management has chosen to exclude disclosure of changes in internal control over financial reporting related to the Acquired Business.
There have been no other changes in our internal control over financial reporting identified in an evaluation thereof that occurred during the second fiscal quarter of 2011 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Except as discussed under “Overview” in Part 1, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” there have been no material changes in the risk factors as of June 30, 2011, as previously disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 5.	Other Information
The following information updates Item 5.07 of the Current Report on Form 8-K filed on May 3, 2011 by the Company regarding the results of the Company’s 2011 Annual Meeting of Shareholders held on April 28, 2011, to disclose the decision of the Company’s Board of Directors regarding how frequently it will hold an advisory shareholder vote on executive compensation.
At the 2011 Annual Meeting of Shareholders, as recommended by the Company’s Board of Directors, the Company’s shareholders approved, on an advisory basis, holding the advisory shareholder vote on the compensation of the Company’s named executive officers on an annual basis by a vote representing more than 50% of the votes cast on the proposal.
In light of these voting results and other factors considered by the Board of Directors in making its recommendation to the shareholders, at a meeting held on July 27, 2011, the Board of Directors determined that the Company will include an advisory shareholder vote on the compensation of its named executive officers in its proxy materials every year until the next advisory vote on the frequency of shareholder votes on executive compensation, which will occur no later than the Company’s Annual Meeting of Shareholders in 2017.

Item 6.	Exhibits

3.1
Certificate of Designation of Series A convertible preferred stock of the Company, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 20, 2011, is incorporated herein by reference.

10.	ORBCOMM Inc. 2006 Long-Term Incentives Plan, as amended, filed as Exhibit 99 to the Company’s Current Report on Form 8-K filed on May 3, 2011, is incorporated herein by reference.

31.1	Certification of President and Chief Executive Officer required by Rule 13a-14(a).

31.2	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a).

32.1	Certification of President and Chief Executive Officer required by Rule 13a-14(b) and 18 U.S.C. Section 1350.

32.2	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(b) and 18 U.S.C. Section 1350.

101. INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	This exhibit with this Quarterly Report on Form 10-Q, is deemed filed with the Securities and Exchange Commission, and is not incorporated by reference into any filing of ORBCOMM Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORBCOMM Inc. (Registrant)
Date: August 9, 2011	/s/ Marc J. Eisenberg
Marc J. Eisenberg,
President and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2011	/s/ Robert G. Costantini
Robert G. Costantini,
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
No.	Description

3.1
Certificate of Designation of Series A convertible preferred stock of the Company, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K Filed on May 20, 2011, is incorporated herein by reference.

10.	ORBCOMM Inc. 2006 Long-Term Incentives Plan, as amended, filed as Exhibit 99 to the Company’s Current Report on Form 8-k filed on May 3, 2011, is incorporated herein by reference.

31.1	Certification of Chief Executive Officer and President required by Rule 13a-14(a).

31.2	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a).

32.1	Certification of Chief Executive Officer and President required by Rule 13a-14(b) and 18 U.S.C. Section 1350.

32.2	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(b) and 18 U.S.C. Section 1350.

101. INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	This exhibit with this Quarterly Report on Form 10-Q, is deemed filed with the Securities and Exchange Commission, and is not incorporated by reference into any filing of ORBCOMM Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing.