Form 10-Q
period 2011-09-30
ORBCOMM Inc.
filed 2011-11-09
CIK 1361983

United States Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock as of November 3, 2011 is 45,668,527

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
Item 5. Other Information
Item 6. Exhibits
SIGNATURES
EXHIBIT INDEX
Exhibit 10.3
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

ORBCOMM Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(Unaudited)

	September 30,	December 31,
	2011	2010
ASSETS

Current assets:
Cash and cash equivalents	$47,725	$17,026
Restricted cash	1,000	1,000
Marketable securities	33,208	67,902
Accounts receivable, net of allowances for doubtful accounts of $270 and $557	8,196	4,536
Inventories	1,907	172
Prepaid expenses and other current assets	1,652	1,377
Deferred income taxes	90	117

Total current assets	93,778	92,130

Satellite network and other equipment, net	74,677	71,684
Goodwill	9,099	—
Intangible assets, net	7,315	1,114
Restricted cash	2,220	3,030
Deferred income taxes	55	141
Other assets	1,414	1,092
Other investment	—	2,278

Total assets	$188,558	$171,469

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$3,655	$2,143
Accrued liabilities	6,938	6,043
Current portion of note payable	188	—
Current portion of deferred revenue	2,117	2,134

Total current liabilities	12,898	10,320
Note payable — related party	1,548	1,416
Note payable, net of current portion	3,433	—
Deferred revenue, net of current portion	1,437	1,239
Other liabilities	231	375

Total liabilities	19,547	13,350

Commitments and contingencies

Equity:
ORBCOMM Inc. stockholders’ equity
Preferred Stock Series A, par value $0.001; 1,000,000 shares authorized; 184,455 and 0 shares issued and outstanding	1,843	—
Common stock, par value $0.001; 250,000,000 shares authorized; 45,668,527 and 42,616,950 shares issued and outstanding	46	43
Additional paid-in capital	243,681	234,125
Accumulated other comprehensive income	1,445	1,126
Accumulated deficit	(77,310)	(76,584)

Total ORBCOMM Inc. stockholders’ equity	169,705	158,710
Noncontrolling interests	(694)	(591)

Total equity	169,011	158,119

Total liabilities and equity	$188,558	$171,469

See notes to condensed consolidated financial statements.

ORBCOMM Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues:
Service revenues	$10,315	$12,975	$26,692	$27,134
Product sales	3,625	937	5,940	2,032

Total revenues	13,940	13,912	32,632	29,166

Costs and expenses (1):
Costs of services	4,483	3,081	11,721	9,277
Costs of product sales	2,659	601	4,315	1,273
Selling, general and administrative	5,146	3,986	14,216	12,168
Product development	361	163	816	486
Impairment charge-satellite network	—	6,509	—	6,509
Acquisition-related costs	391	—	1,426	—

Total costs and expenses	13,040	14,340	32,494	29,713

Income (loss) from operations	900	(428)	138	(547)

Other income (expense):
Interest income	31	68	129	160
Other income (expense)	(14)	105	(220)	24
Interest expense	(110)	(48)	(236)	(144)

Total other income (expense)	(93)	125	(327)	40

Income (loss) from continuing operations before income taxes	807	(303)	(189)	(507)

Income taxes	272	—	578	—

Income (loss) from continuing operations	535	(303)	(767)	(507)

Loss from discontinued operations	—	(113)	—	(3,683)

Net income (loss)	535	(416)	(767)	(4,190)

Less: Net income (loss) attributable to the noncontrolling interests	(20)	193	(50)	450

Net income (loss) attributable to ORBCOMM Inc.	$555	$(609)	$(717)	$(4,640)

Net income (loss) attributable to ORBCOMM Inc. common stockholders	$546	$(609)	$(726)	$(4,640)

Net income (loss) attributable to ORBCOMM Inc.:
Income (loss) from continuing operations	$555	$(496)	$(717)	$(957)
Loss from discontinued operations	—	(113)	—	(3,683)

Net income (loss) attributable to ORBCOMM Inc.	$555	$(609)	$(717)	$(4,640)

Per share information-basic:
Income (loss) from continuing operations	$0.01	$(0.01)	$(0.02)	$(0.02)
Loss from discontinued operations	—	(0.00)	—	(0.09)

Net income (loss) attributable to ORBCOMM Inc.	$0.01	$(0.01)	$(0.02)	$(0.11)

Per share information-diluted:
Income (loss) from continuing operations	$0.01	$(0.01)	$(0.02)	$(0.02)
Loss from discontinued operations	—	(0.00)	—	(0.09)

Net income (loss) attributable to ORBCOMM Inc.	$0.01	$(0.01)	$(0.02)	$(0.11)

Weighted average common shares outstanding:
Basic	45,665	42,604	44,211	42,575

Diluted	45,788	42,604	44,211	42,575

(1) Stock-based compensation included in costs and expenses:
Costs of services	$34	$40	$94	$83
Costs of product sales	2	—	2	—
Selling, general and administrative	362	561	951	1,534
Product development	8	5	18	13

	$406	$606	$1,065	$1,630

See notes to condensed consolidated financial statements.

ORBCOMM Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine months ended
	September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(767)	$(4,190)
Adjustments to reconcile net loss to net cash provided by operating activities:
Change in allowance for doubtful accounts	(291)	(249)
Depreciation and amortization	3,953	3,232
Accretion on note payable — related party	98	98
Amortization of debt discount for the 6% secured promissory note issued
in connection with the acquisition of StarTrak	9	—
Loss on dispostion of other investment in Alanco	305	—
Stock-based compensation	1,065	1,630
Foreign exchange losses	17	7
Amortization of premium on marketable securities	1,041	759
Decrease in fair value of indemnification assets	47	—
Deferred income taxes	121	—
Dividend received in common stock from other investment	(84)	(28)
Gain on settlement of vendor liabilities	—	(220)
Impairment charge-net assets held for sale	—	3,306
Impairment charge-satellite network	—	6,509
Changes in operating assets and liabilities:
Accounts receivable	(1,756)	(1,091)
Inventories	359	(91)
Prepaid expenses and other assets	(51)	161
Accounts payable and accrued liabilities	266	(1,025)
Deferred revenue	(269)	(6,564)
Other liabilities	(88)	347

Net cash provided by operating activities of continuing operations	3,975	2,591
Net cash used in operating activities of discontinued operations	—	(26)

Net cash provided by operating activities	3,975	2,565

Cash flows from investing activities:
Capital expenditures	(5,937)	(5,056)
Purchases of marketable securities	(47,497)	(114,301)
Proceeds from maturities of marketable securities	81,146	82,013
Purchase of other investment	—	(1,356)
Acquisition of net assets of StarTrak, net of cash acquired of $322	(1,876)	—
Change in restricted cash	810	(50)

Net cash provided by (used in) investing activities of continuing operations	26,646	(38,750)
Net cash provided by investing activities of discontinued operations	—	48

Net cash provided by (used in) investing activities	26,646	(38,702)

Cash flows from financing activities
Principal payment of note payable	(200)	—
Payment upon exercise of SARs	(24)	—

Net cash used in financing activities	(224)	—

Effect of exchange rate changes on cash and cash equivalents	302	413

Net increase (decrease) in cash and cash equivalents	30,699	(35,724)

Cash and cash equivalents:
Beginning of period	17,026	65,292

End of period	$47,725	$29,568

Supplemental disclosures of cash flow information:
Cash paid for
Interest	$83	$—

Income taxes	$25	$—

Supplemental schedule of noncash investing and financing activities
Capital expenditures incurred not yet paid	$701	$1,545

Stock-based compensation included in capital expenditures	$44	$25

Accounts receivable exchanged and deferred credit issued as part of consideration for other investment	$—	$894

Gateway and components recorded in inventory in prior years and used for construction under satellite network and other equipment	$84	$129

Common stock issued as a form of payment for bonus	$125	$—

6% secured promissory note issued in connection with the acquisition of StarTrak	$3,812	$—

Series A convertible preferred stock issued in connection with the acquisition of StarTrak	$1,834	$—

Common stock issued in connection with the acquisition of StarTrak	$8,349	$—

Cost method investment in Alanco delivered back to Alanco in connection with the acquisition of StarTrak	$2,050	$—

Series A convertible preferred stock dividend paid in-kind	$9	$—

See notes to condensed consolidated financial statements.

ORBCOMM Inc.
Condensed Consolidated Statements of Changes in Equity
Nine months ended September 30, 2011 and 2010
(in thousands, except share data)
(Unaudited)

						Accumulated
	Series A convertible				Additional	other
	Preferred stock		Common stock		paid-in	comprehensive	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	income	deficit	interests	equity

Balances, January 1, 2011	—	$—	42,616,950	$43	$234,125	$1,126	$(76,584)	$(591)	$158,119
Vesting of restricted stock units	—	—	148,290	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,109	—	—	—	1,109
Common stock issued for payment of bonus	—	—	34,115	—	125	—	—	—	125
Issuance of Series A convertible preferred stock in connection with the acquisition of StarTrak	183,550	1,834				—	—	—	1,834
Issuance of common stock in connection with the acquisition of StarTrak			2,869,172	3	8,346	—	—	—	8,349
Series A convertible preferred stock dividend	905	9				—	(9)		—
Payment upon exercise of SARs	—	—	—	—	(24)	—	—	—	(24)
Net loss	—	—	—	—	—	—	(717)	(50)	(767)
Cumulative translation adjustment	—	—	—	—	—	319	—	(53)	266

Balances, September 30, 2011	184,455	$1,843	45,668,527	$46	$243,681	$1,445	$(77,310)	$(694)	$169,011

Balances, January 1, 2010	—	$—	42,455,531	$42	$230,512	$76	$(71,415)	$1,703	$160,918
Vesting of restricted stock units	—	—	161,419	1	—	—	—	—	1
Stock-based compensation	—	—	—	—	1,655	—	—	—	1,655
Net income (loss)	—	—	—	—	—	—	(4,640)	450	(4,190)
Cumulative translation adjustment	—	—	—	—	—	332		201	533

Balances, September 30, 2010	—	$—	42,616,950	$43	$232,167	$408	$(76,055)	$2,354	$158,917

See notes to condensed consolidated financial statements.

1. Overview
ORBCOMM Inc. (“ORBCOMM” or the “Company”), a Delaware corporation, is a global wireless data communications company focused on machine-to-machine (“M2M”) communications. The Company’s services are designed to enable businesses and government agencies to track, monitor, control and communicate with fixed and mobile assets. The Company operates a two-way global wireless data messaging system optimized for narrowband data communication. The Company also provides customers with technology to proactively monitor, manage and remotely control refrigerated transportation assets. This technology enables the Company to expand its global technology platform by transferring capabilities across new and existing vertical markets and deliver complementary products to our channel partners and resellers worldwide. The Company provides these services through a constellation of 27 owned and operated low-Earth orbit satellites and accompanying ground infrastructure, and also provides terrestrial-based cellular communication services through reseller agreements with major cellular wireless providers. The Company’s satellite-based system uses small, low power, fixed or mobile satellite subscriber communicators (“Communicators”) for connectivity, and cellular wireless subscriber identity modules, or SIMS, are connected to the cellular wireless providers’ networks, with data gathered over these systems is capable of being connected to other public or private networks, including the Internet (collectively, the “ORBCOMM System”).
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
In the opinion of management, the financial statements as of September 30, 2011 and for the three and nine-month periods ended September 30, 2011 and 2010 include all adjustments (including normal recurring accruals) necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.
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
Although the Company owns interests in companies that it accounts for pursuant to the equity method, the investments in those entities had no carrying value as of September 30, 2011 and December 31, 2010. The Company has no guarantees or other funding obligations to those entities. The Company had no equity or losses of those investees for the three and nine months ended September 30, 2011 and 2010.
Noncontrolling interests in companies are accounted for by the cost method where the Company does not exercise significant influence over the investee.

The Company has incurred significant losses, and a net loss of $717 for the nine months ended September 30, 2011 and as of September 30, 2011 the Company has an accumulated deficit of $77,310. As of September 30, 2011, the Company’s primary source of liquidity consisted of cash, cash equivalents, restricted cash and marketable securities totaling $84,153, which the Company believes will be sufficient to provide working capital and milestone payments for its next-generation satellites for the next twelve months.
Acquisition costs and loss on other investment
Acquisition-related costs directly relate to the acquisition of substantially all of the assets of StarTrak Systems, (“StarTrak”) LLC from Alanco Technologies, Inc., (“Alanco”) on May 16, 2011. These costs include professional services expenses. For the three and nine months ended September 30, 2011 acquisition-related costs were $391 and $1,426, respectively.
In connection with the acquisition of StarTrak, the Company recognized a loss of $305 on the disposition of its investment in Alanco for the difference between the fair value and the carrying value. The amount of the loss was recorded in other income (expense) in the statement of operations for the three and nine months ended September 30, 2011.
Fair Value of Financial instruments
The Company has no financial assets or liabilities that are measured at fair value on a recurring basis. However, if certain triggering events occur the Company is required to evaluate the non-financial assets for impairment and any resulting asset impairment would require that a non-financial asset be recorded at the fair value. FASB Topic ASC 820 “ Fair Value Measurement Disclosure ”, prioritizes inputs used in measuring fair value into a hierarchy of three levels: Level 1- unadjusted quoted prices for identical assets or liabilities traded in active markets, Level 2- inputs other than quoted prices included within Level 1 that are either directly or indirectly observable; and Level 3- unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions that market participants would use in pricing.
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

The following table presents customers with revenues greater than 10% of the Company’s consolidated total revenues for the periods shown:

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2011	2010	2011	2010
Caterpillar Inc.	19.8%	8.9%	21.9%	11.3%
Komatsu Ltd.	14.6%	9.9%	15.9%	11.9%
Hitachi Construction Machinery Co., Ltd.	8.7%	9.5%	9.5%	10.6%
Asset Intelligence	6.1%	6.1%	7.7%	11.2%
The following table presents customers with accounts receivable greater than 10% of the Company’s consolidated accounts receivable for the periods shown:

	September 30,	December 31,
	2011	2010

Caterpillar Inc.	34.3%	19.9%
Asset Intelligence	10.8%	20.3%
The Company does not currently maintain in-orbit insurance coverage for its satellites to address the risk of potential systemic anomalies, failures or catastrophic events affecting its satellite constellation. If the Company experiences significant uninsured losses, such events could have a material adverse impact on the Company’s business.
Inventories
Inventories are stated at the lower of cost or market, determined on a first-in, first-out basis. Inventory consists primarily of raw materials and purchased parts to be utilized by its contract manufacturer. The Company reviews inventory quantities on hand and evaluates the realizability of inventories and adjusts the carrying value as necessary based on forecasted product demand. A provision is made for potential losses on slow moving and obsolete inventories when identified.
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
For the three and nine months ended September 30, 2011, the Company recorded an income tax provision of $272 and $578, respectively, consisting of income generated by ORBCOMM Japan and a deferred income tax expense related to the acquired goodwill from the acquisition of StarTrak. As of September 30, 2011, the Company maintained a valuation allowance against all of its net deferred tax assets, excluding goodwill, attributable to operations in the United States and all other foreign jurisdictions, except for Japan, as the realization of such assets was not considered more likely than not.
As of September 30, 2010, the Company maintained a valuation allowance against all net deferred tax assets attributable to all operations in the United States and all foreign jurisdictions as the realization of such assets was not considered more likely than not.
As of September 30, 2011, the Company had unrecognized tax benefits of $775. There were no changes to the Company’s unrecognized tax benefits during the nine months ended September 30, 2011. The Company is subject to U.S. federal and state examinations by tax authorities from 2008. The Company does not expect any significant changes to its unrecognized tax positions during the next twelve months.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were recognized during the three and nine months ended September 30, 2011.
Accounting Pronouncements
In May 2011, FASB issued ASU No. 2011-04, Amendment to Achieve Common Fair Value Measurement and Disclosure Requirements, in U.S. GAAP and International Financial Reporting Standards (IFRS), which amends FASB Topic ASC 820, Fair value measurement. ASU No. 2011-04 modifies the existing standard to include disclosure of all transfers between Level 1 and Level 2 asset and liability fair value categories. In addition, ASU No. 2011-04 provides guidance on measuring the fair value of financial instruments managed within a portfolio and the application of premiums and discounts on fair value measurements. ASU No. 2011-04 requires additional disclosure for Level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs. ASU No. 2011-04 will be effective for the Company on January 1, 2012. The Company does not expect adopting ASU No 2011-04 will have a material impact on the Company’s results of operations, financial condition or its disclosures.
In June 2011, FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. ASU 2011-05 eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The guidance allows two presentation alternatives: (1) present items of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income; or (2) in two separate, but consecutive, statements of net income and other comprehensive income. ASU 2011-05 will be effective for the Company on January 1, 2012. The Company is currently evaluating the impact of adopting ASU 2011-05 on its consolidated financial statements.
In September 2011, FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other: Testing Goodwill for Impairment, which amends FASB Topic ASC 350, Intangible Assets-Goodwill and Other. Under ASU No. 2011-08, an entity may elect the option to assess qualitative factors to determine whether it is necessary to perform the first step in the two-step impairment testing process. ASU No. 2011-08 is effective for annual reporting periods beginning after December 15, 2011, with early adoption permitted. The Company has chosen to early adopt ASU No. 2011-08 and therefore, the new guidance will be effective for the year ended December 31, 2011. The Company does not expect such adoption will have a material impact on the Company’s results of operations, financial condition or its disclosures.

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
In addition to the consideration paid, up to an additional gross amount of $1,500 (subject to certain reductions) in contingent payments is payable by the Company if certain revenue milestones of StarTrak are achieved for the 2011 calendar year. Any potential earn-out amount can be paid in common stock, cash or a combination at the Company’s option. Any shares of common stock issued will be based on the 20-day average closing price of the common stock ending March 31, 2012 subject to certain reductions set forth in the Asset Purchase Agreement. The potential earn-out amount will be paid to Alanco stockholders and to two selling stockholders of Alanco. The earn-out amount is based on StarTrak achieving certain revenue milestones for calendar year ending December 31, 2011 payable on or before April 30, 2012. If StarTrak does not achieve the revenue milestone of at least $20,000 neither Alanco stockholders nor the two selling stockholders are entitled to an earn-out amount. The Company expects the contingent earn-out amount to be nil. The potential earn-out is calculated as follows:
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
The preliminary estimated fair values of the purchase price are as follows:

Cash consideration	$1,893

Forgiveness of 6% secured promissory note advanced to Alanco on February 23, 2011 including interest of $4	304
Contingent earn-out consideration	—
The Company’s investment in preferred stock and common stock of Alanco delivered back to Alanco	2,050
$3,900 secured 6% promissory note payable issued to a lender and stockholder of Alanco	3,812
Issuance of 183,550 shares of Series A convertible preferred stock	1,834
Issuance of 2,869,172 shares of common stock (valued at $2.91 per share, which reflects the Company’s common stock closing price on May 16, 2011)	8,349

Total	$18,242

Contingent earn-out consideration
As of the acquisition date, the fair value of the contingent earn-out amount was estimated to be nil. The estimated fair value of the earn-out was determined using weighted probabilities to achieve the revenue milestones. The Company estimated the fair value of the contingent consideration using a probability-weighted discounted cash flow model discounted at 19.0%. The fair value measurement is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Any change in the fair value of the contingent earn-out subsequent to the acquisition date, including changes from events after the acquisition date, will be recognized in earnings in the period the estimated fair value changes. For the three months ended September 30, 2011, there were no changes to the fair value of the contingent earn-out amount.
Investment in Alanco
The Company accounted for the investment in Alanco at cost, or $2,356. The investment consisted of an initial purchase of 500,000 shares of Alanco’s Series E convertible preferred stock for $2,250, and 73,737 shares of common stock received as payment of dividends on the Series E convertible preferred stock totaling $106. The fair value of the Series E convertible preferred stock was estimated using a combination of an income approach for the debt component and the Black-Scholes option pricing model for the option component. The rate utilized to discount the net cash flows to the present value for the debt component was 20.0% based on a private-equity rate of return for this security. The fair value of the option component was de minimis. The fair value of the common stock dividends was based on Alanco’s closing stock price as of May 16, 2011. The Company recorded a loss of $305 on the revaluation of its investment in Alanco, triggered by the acquisition, for the difference between the fair value and the carrying value at the date of acquisition. Such loss was recorded prior to tendering the shares to Alanco. The loss is recorded in other income (expense) in the statement of operations for the nine months ended September 30, 2011.
$3,900 secured 6% promissory note payable issued to a lender and stockholder of Alanco
The fair value of the note payable was estimated using an income approach-yield analysis based on the contractual interest and principal payments. The rate utilized to discount the net cash flows to the present value was 6.85%, which was based on: (i) comparable loan indices with similar structure and credit and (ii) comparable companies. As a result, the Company recognized a fair value adjustment of $88, which reduced the carrying value of the note. This amount will be amortized to interest expense using the effective interest method which will increase the carrying value of the note through the maturity date (See Note 15).
Series A convertible preferred stock
The face value of the Series A convertible preferred stock is $1,836 and the estimated fair value is $1,834. As a result, the face value will be accreted up to the fair value using the effective interest method through the date of redemption (See Note 16).
Preliminary Estimated Purchase Price Allocation
The total preliminary estimated purchase price was allocated to the net assets based upon their preliminary estimated fair values as of the close of business on May 16, 2011 as set forth below. The excess of the preliminary purchase price over the preliminary net assets was recorded as goodwill. The preliminary allocation of the purchase price was based upon a preliminary valuation and the estimates and assumptions are subject to change, and the revisions may materially affect the presentation in the Company’s consolidated balance sheet. Any change to the initial estimates of the assets and liabilities acquired will be recorded as adjustments to goodwill throughout the measurement period. The areas of the preliminary purchase price allocation that are not yet finalized relate to the fair values of certain net assets and liabilities, including deferred warranty revenues and warranty liabilities, intangible assets, goodwill and the final working capital adjustment. The Company anticipates finalizing the purchase price allocation by the end of 2011. The preliminary estimated purchase price allocation is as follows:

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

Intangible Assets
The fair values of the trademarks and the technology and patents were estimated using a relief from royalty method under the income approach based on discounted cash flows. The fair value of customer relationships were estimated based on an income approach using the excess earnings method. A discount rate of 19% was selected to reflect risk characteristics of these intangible assets. The discount rate was applied to the projected cash flows associated with the assets in order to value these intangible assets. The remaining useful lives of the technology and patents and trademarks were based on historical product development cycles, the projected rate of technology migration and the pattern of projected economic benefit of these intangible assets. The remaining useful lives of customer relationships were based on customer attrition and the future economic benefit (See Note 11).

	Estimated
	useful life (in
	years)	Amount
Technology and patents	10	$3,900
Customer relationships	10	2,900
Trademarks	10	800

		$7,600

Goodwill
Goodwill represents the excess of the preliminary estimated purchase consideration over the preliminary estimated fair values of the underlying net tangible and intangible assets. In accordance FASB Topic 350, “ Intangibles-Goodwill and Other ”, goodwill will not be amortized, but instead will be tested for impairment at least annually and whenever events or circumstances have occurred that may indicate a possible impairment. In the event the Company determines the fair value of goodwill has become impaired, the Company will incur an accounting charge for the amount of impairment during the fiscal period in which the determination is made (See Note 11). The Company will perform the goodwill impairment test during the fourth quarter of 2011.
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
The Company is estimating additional warranty obligations of $1,050 related to warranty claims the Company is investigating. These claims vary in nature, and the range of additional warranty obligations is estimated between $1,050 and $1,700. This amount has not yet been fair valued. The Company is currently in the process of determining the extent of the additional warranty obligations and any changes during the remainder of the measurement period to the estimate will be an adjustment to goodwill. For the three months ended September 30, 2011, there were no changes to the amount of the initial warranty obligations recorded at the date of acquisition.
In connection with the acquisition, the Company entered into an escrow agreement with Alanco. Under the terms of the escrow agreement, 166,611 shares of common stock were issued to Alanco and placed in an escrow account to cover 50% of certain costs relating to fuel sensor warranty obligations incurred by the Company. In the event that the sum of (i) aggregate warranty expenses (other than for fuel sensors) and (ii) any fuel sensor damages directly expended or accrued on the StarTrak balance sheet from March 1, 2011 through March 1, 2012 exceeds $600, the Company shall have the right to provide written notice to the escrow agent and Alanco setting forth a description of the fuel sensor distribution event and the number of shares of the Company’s common stock to be distributed to the Company from the escrow account. The number of shares of common stock that the Company will direct the escrow agent to release to the Company from the escrow account will equal 50% of the fuel sensor damages (excluding the amount of damages that when added to the non-fuel sensor damages equals $600) incurred or suffered from June 1, 2011 through March 1, 2012, valued at $3.001 per share. As a result, the Company has recorded $304 relating to the escrow agreement as an indemnification asset, which is included in other assets. As of September 30, 2011, there were no changes to the contractual amount of the indemnification asset. For the three months ended September 30, 2011, the Company recorded a loss of $38 on the fair value of the common stock held in escrow. The loss is recorded in selling, general and administrative expenses in the condensed consolidated statements of operations.

Patent infringement liability and Escrow Agreement
StarTrak was a named defendant in a patent infringement action filed by Innovative Global Systems LLC (“Innovative Global Systems”) in the United States District Court for the Eastern District of Texas. In July 2011, a settlement agreement was reached under which Innovative Global Systems dismissed the patent infringement action and grant StarTrak and StarTrak Information Technologies, LLC, a wholly owned subsidiary of ORBCOMM holding the acquired StarTrak assets, a license in the patents-in-suit and certain other patents. Under the settlement agreement Innovative Global Systems received the amount of $155, which amount was agreed in principle in May 2011. Accordingly, the Company recognized a liability relating to the patent infringement action for $155 on the date of acquisition. As of September 30, 2011, there were no changes to the patent infringement liability.
In connection with the acquisition, the Company entered into an escrow agreement with Alanco. Under the terms of the escrow agreement, 249,917 shares of common stock were issued to Alanco and placed in an escrow account to cover 50% of any damages relating to the Innovative Global Systems patent infringement action incurred or suffered by the Company. The Company and Alanco are in discussions regarding the extent to which legal fees incurred by the Company relating to this patent infringement action will, in addition to the settlement payment, be covered by the escrow agreement. Upon final agreement between the Company and Alanco regarding these additional costs, the Company will direct the escrow agent to release to the Company from the escrow account shares of common stock valued at $3.001 per share equal to 50% of the damages incurred or suffered by the Company. As a result of the settlement agreement, the Company has recorded $75 relating to this escrow agreement as an indemnification asset, which is included in prepaid expenses and other current assets. As of September 30, 2011, there were no changes to the contractual amount of the indemnification asset. For the three months ended September 30, 2011, the Company recorded a loss of $9 on the fair value of the common stock held in escrow. The loss is recorded in selling, general and administrative expenses in the condensed consolidated statements of operations.
Pre-Acquisition Contingencies
The Company has evaluated and continues to evaluate pre-acquisition contingencies related to StarTrak that existed as of the acquisition date. If these pre-acquisition contingencies that existed as of the acquisition date become probable of occurring and can be estimated during the remainder of the measurement period, amounts recorded for such matters will be made to goodwill in the measurement period and, subsequent to the measurement period, in the Company’s results of operations.
Pro Forma Results for StarTrak Acquisition
The following table presents the unaudited pro forma results (including StarTrak) for the three and nine months ended September 30, 2011 and 2010 as though the companies had been combined as of the beginning of each of the periods presented. The pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each period presented.
The supplemental pro forma revenues, net income (loss) attributable to ORBCOMM Inc. and the net income (loss) attributable to common stockholders for the periods presented in the table below were adjusted to include the amortization of the intangible assets, interest expense on the 6% secured promissory note, income tax expense and record dividends on the Series A convertible preferred stock calculated from January 1, 2010 to the acquisition date. Also the supplemental pro forma information was adjusted to exclude acquisition costs and elimination of intercompany transactions.
The amount of StarTrak’s revenues and net loss included in the Company’s condensed consolidated statements of operations from the acquisition date to September 30, 2011 and the revenues, net income (loss) attributable to ORBCOMM Inc. and the net income (loss)  attributable to common stockholders of the combined entity had the acquisition date been January 1, 2010, are as follows:

		Net Income (loss) Attributable	Net Income (loss) Attributable
	Revenues	ORBCOMM Inc.	to Common Stockholders
Actual from May 17, 2011 to September 30, 2011	$6,894	$(352)	$(352)

Supplemental pro forma for the three months ended September 30, 2011	$13,940	$946	$928

Supplemental pro forma for the three months ended September 30, 2010	$16,586	$(849)	$(867)

Supplemental pro forma for the nine months ended September 30, 2011	$38,140	$316	$262

Supplemental pro forma for the nine months ended September 30, 2010	$39,426	$(5,488)	$(5,542)

4. Discontinued Operations
On August 5, 2010, Stellar Satellite Communications, Ltd. (“Stellar”) entered into an Asset Purchase Agreement with Quake Global, Inc., a manufacturer of satellite communicators to purchase Stellar. Under the terms of the Asset Purchase Agreement, the Company will receive royalty payments contingent on future product sales of inventory as defined in the Asset Purchase Agreement. The Company will recognize the future royalty payments when they are received and the contingency is resolved in accordance with FASB Topic ASC 450 “Contingencies”. For the three and nine months ended September 30, 2011, the Company received royalty payments totaling $12 and $111, respectively, which are included in continuing operations in its condensed consolidated statements of operations. For the three months ended September 30, 2010, the Company did not recognize any royalty payments in its condensed consolidated statements of operations. For the three and nine months ended September 30, 2011, the Company had no discontinued operations.
A summary of discontinued operations for the three and nine months ended September 30, 2010 is as follows:

	Three months ended	Nine months ended
	September 30, 2010	September 30, 2010

Revenues- Product sales	$119	$548

Loss from discontinued operations	$(113)	$(3,683)

5. Comprehensive Loss
The components of comprehensive loss are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Net income (loss)	$535	$(416)	$(767)	$(4,190)
Foreign currency translation adjustment	378	86	266	533

Comprehensive income (loss)	913	(330)	(501)	(3,657)
Comprehensive income (loss) attributable to noncontrolling interests	119	319	(103)	651

Comprehensive income (loss) attributable to ORBCOMM Inc.	$794	$(649)	$(398)	$(4,308)

6. Stock-based Compensation
The Company’s stock-based compensation plans consist of its 2006 Long-Term Incentives Plan (the “2006 LTIP”) and its 2004 Stock Option Plan. On April 28, 2011, the Company’s stockholders approved an amendment to the 2006 LTIP to increase the maximum number of shares available for grant by 5,000,000 shares to 9,641,374. As of September 30, 2011, there were 5,043,569 shares available for grant under the 2006 LTIP and no shares available for grant under the 2004 Stock Option Plan.
For the three months ended September 30, 2011 and 2010, the Company recorded stock-based compensation expense in continuing operations of $406 and $606, respectively. For the three months ended September 30, 2011 and 2010, the Company capitalized stock-based compensation of $15 and $11, respectively. For the nine months ended September 30, 2011 and 2010, the Company recorded stock-based compensation expense in continuing operations of $1,065 and $1,630, respectively. For the nine months ended September 30, 2011 and 2010, the Company capitalized stock-based compensation of $44 and $25, respectively. The components of the Company’s stock-based compensation expense are presented below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010

Stock appreciation rights	$277	$466	$762	$1,232
Restricted stock units	129	140	303	398

Total	$406	$606	$1,065	$1,630

As of September 30, 2011, the Company had unrecognized compensation costs for all share-based payment arrangements totaling $1,733.
Time-Based Stock Appreciation Rights
During the nine months ended September 30, 2011, the Company granted 395,000 time-based SARs, which vest through May 2014. The weighted-average grant date fair value of these SARs was $1.73 per share.
A summary of the Company’s time-based SARs for the nine months ended September 30, 2011 is as follows:

			Weighted-Average
			Remaining	Aggregate
	Number of	Weighted-Average	Contractual	Intrinsic Value
	Shares	Exercise Price	Term (years)	(In thousands)
Outstanding at January 1, 2011	2,000,667	$4.07
Granted	395,000	2.81
Exercised	(4,000)	2.46
Forfeited or expired	—	—

Outstanding at September 30, 2011	2,391,667	$3.86	7.67	$119

Exercisable at September 30, 2011	1,432,334	$4.72	6.81	$40

Vested and expected to vest at September 30, 2011	2,391,667	$3.86	7.67	$119

For the three months ended September 30, 2011 and 2010, the Company recorded stock-based compensation expense in continuing operations of $167 and $359 relating to these SARs, respectively. For the nine months ended September 30, 2011 and 2010, the Company recorded stock-based compensation expense in continuing operations of $414 and $986 relating to these SARs, respectively. As of September 30, 2011, $1,214 of total unrecognized compensation cost related to these SARs is expected to be recognized through May 2014.
The intrinsic value of the SARs exercised was $4 for the nine months ended September 30, 2011.
Performance-Based Stock Appreciation Rights
During the nine months ended September 30, 2011, the Company granted 393,666 performance-based SARs for 2011 financial and operational targets, which are expected to vest in the first quarter of 2012. As of September 30, 2011, the Company estimates that 85% of the performance targets will be achieved. The weighted-average grant date fair value of these SARs was $2.00 per share.

A summary of the Company’s performance-based SARs for the nine months ended September 30, 2011 is as follows:

			Weighted- Average
			Remaining	Aggregate
	Number of	Weighted-Average	Contractual	Intrinsic Value
	Shares	Exercise Price	Term (years)	(In thousands)
Outstanding at January 1, 2011	567,146	$6.00
Granted	393,666	3.25
Exercised	(19,500)	2.30
Forfeited or expired	(89,013)	2.45

Outstanding at September 30, 2011	852,299	$5.18	8.16	$18

Exercisable at September 30, 2011	458,634	$6.85	6.93	$18

Vested and expected to vest at September 30, 2011	794,324	$5.31	8.06	$23

For the three months ended September 30, 2011 and 2010, the Company recorded stock-based compensation expense in continuing operations of $110 and $107 relating to these SARs, respectively. For the nine months ended September 30, 2011 and 2010, the Company recorded stock-based compensation expense in continuing operations of $348 and $246 relating to these SARs, respectively. As of September 30, 2011, $369 of total unrecognized compensation cost related to these SARs is expected to be recognized through the first quarter of 2012.
The intrinsic value of the SARs exercised was $20 for the nine months ended September 30, 2011.
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

Nine months ended
September 30,
	2011	2010
Risk-free interest rate	1.00% to 2.34%	2.27% and 2.65%
Expected life (years)	5.50 and 6.0	5.5 and 6.0
Estimated volatility factor	64.15% to 74.34%	85.95% and 83.67%
Expected dividends	None	None
Time-based Restricted Stock Units
During the nine months ended September 30, 2011, the Company granted 120,000 time-based RSUs, which vest in January 2012.

A summary of the Company’s time-based RSUs for the nine months ended September 30, 2011 is as follows:

		Weighted-Average Grant
	Shares	Date Fair Value
Balance at January 1, 2011	156,624	$2.90
Granted	120,000	2.97
Vested	(118,290)	3.09
Forfeited or expired	—	—

Balance at September 30, 2011	158,334	$2.81

For the three months ended September 30, 2011 and 2010, the Company recorded stock-based compensation expense in continuing operations of $129 and $140 related to these RSUs, respectively. For the nine months ended September 30, 2011 and 2010, the Company recorded stock-based compensation expense in continuing operations of $303 and $398 related to these RSUs, respectively. As of September 30, 2011, $150 of total unrecognized compensation cost related to these RSUs is expected to be recognized through July 2012.
The fair value of the time-based RSU awards is based upon the closing stock price of the Company’s common stock on the date of grant.
2004 Stock Option Plan
A summary of the status of the Company’s stock options as of September 30, 2011 is as follows:

			Weighted- Average
			Remaining	Aggregate
	Number of	Weighted-Average	Contractual	Intrinsic Value
	Shares	Exercise Price	Term (years)	(In thousands)
Outstanding at January 1, 2011	757,828	$2.97
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—

Outstanding at September 30, 2011	757,828	$2.97	2.46	$89

Exercisable at September 30, 2011	757,828	$2.97	2.46	$89

Vested and expected to vest at September 30, 2011	757,828	$2.97	2.46	$89

7. Net Income (loss) Attributable to ORBCOMM Inc. Common Stockholders
Basic net income (loss) per common share is calculated by dividing net income (loss) attributable to ORBCOMM Inc. by the weighted-average number of common shares outstanding for the period. Diluted net loss per common share is the same as basic net loss per common share, because potentially dilutive securities such as Series A convertible preferred stock, SARs, RSUs and stock options would have an antidilutive effect as the Company incurred a net loss for the three months ended September 30, 2010 and for the nine months ended September 30, 2011 and 2010. For the three months ended September 30, 2011, the Company reported net income attributable to ORBCOMM Inc. and included the effect of 122,831 SARs, RSUs and stock options in its diluted weighted average common shares outstanding.
For the three months ended September 30, 2011, 307,322 shares of Series A convertible preferred stock, 3,222,706 SARs, 96,700 RSUs and 716,991 stock options were not included in the calculation of diluted income per share as their effect was antidilutive.

The potentially dilutive securities excluded from the determination of diluted loss per share, as their effect is antidilutive, are as follows:

	Nine months ended
	September 30,
	2011	2010
Series A convertible preferred stock	307,322	—
SARs	3,243,966	2,543,813
RSUs	158,334	186,624
Stock options	757,828	780,829

	4,467,450	3,511,266

The computation of net income (loss) attributable to ORBCOMM Inc. common stockholders are as follows for the three and nine months ended September 30, 2011.

	Three months ended September 30, 2011	Nine months ended September 30, 2011
Net income (loss) attributable to ORBCOMM Inc.	$555	$(717)
Preferred stock dividends on Series A convertible preferred stock (See Note 16)	(9)	(9)

Net income (loss) attributable to ORBCOMM Inc. common stockholders	$546	$(726)

8. Marketable Securities
As of September 30, 2011 and December 31, 2010, the marketable securities are recorded at amortized cost which approximates fair market value which was based on Level 1 inputs. All investments mature in one year or less.

	September 30, 2011			December 31, 2010
		Gross	Gross		Gross	Gross
	Fair	Unrealized	Unrealized	Fair	Unrealized	Unrealized
	Value	Losses	Gains	Value	Losses	Gains

U.S. government and agency obligations	$13,758	$14	$2	$39,926	$18	$5
Corporate obligations	14,986	5	—	24,108	18	3
FDIC-insured certificates of deposit	4,446	1	—	3,837	3	—

	$33,190	$20	$2	$67,871	$39	$8

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
As of September 30, 2011 and December 31, 2010, the gross unrealized losses of $20 and $39, respectively, were primarily due to changes in interest rates and not credit quality of the issuer. Accordingly, the Company has determined that the gross unrealized losses are not other-than-temporary at September 30, 2011 and there has been no recognition of impairment losses in its condensed consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010.

9. Satellite Network and Other Equipment
Satellite network and other equipment consisted of the following:

	Useful life	September 30,	December 31,
	(years)	2011	2010
Land		$381	$381
Satellite network	1-10	33,823	32,560
Capitalized software	3-5	1,759	1,646
Computer hardware	5	1,380	1,247
Other	5-7	1,585	1,311
Assets under construction		66,018	62,374

		104,946	99,519
Less: accumulated depreciation and amortization		(30,269)	(27,835)

		$74,677	$71,684

During the nine months ended September 30, 2011 and 2010, the Company capitalized costs attributable to the design and development of internal-use software in the amount of $197 and $160, respectively. Depreciation and amortization expense for the three months ended September 30, 2011 and 2010 was $844 and $560, respectively. This includes amortization of internal-use software of $83 and $96 for the three months ended September 30, 2011 and 2010, respectively. Depreciation and amortization expense for the nine months ended September 30, 2011 and 2010 was $2,554 and $2,118, respectively. This includes amortization of internal-use software of $259 and $241 for the nine months ended September 30, 2011 and 2010, respectively.
Assets under construction primarily consist of milestone payments pursuant to procurement agreements which includes, the design, development, launch and other direct costs relating to the construction of the next-generation satellites (See Note 18) and upgrades to its infrastructure and ground segment.
10. Restricted Cash
Restricted cash consists of the remaining cash collateral of $3,000 for a performance bond required by the FCC in connection with the construction, launch and operation of the 18 next-generation satellites that was authorized in the March 21, 2008 FCC Space Segment License modification. Under the terms of the performance bond, the cash collateral will be reduced in increments of $1,000 upon completion of specified milestones. The Company certified completion of a third milestone. The FCC has not yet issued a ruling on the certification of the third milestone. The Company has classified $1,000 of restricted cash for the third milestone as a current asset and the remaining $2,000 as a non-current asset at September 30, 2011 and December 31, 2010.
At December 31, 2010, restricted cash also included $680 deposited into an escrow account under the terms of a procurement agreement for the quick-launch satellites. During the nine months ended September 30, 2011, $500 was paid to the supplier and the balance of $180 was returned to the Company.
At December 31, 2010, restricted cash also included $350 placed into certificates of deposit to collateralize a letter of credit with a cellular wireless provider to secure terrestrial communications services and to secure a credit card facility. During the nine months ended September 30, 2011, the cellular wireless provider reduced the amount of the letter of credit by $130 which was refunded to the Company.

The interest income earned on the restricted cash balances is unrestricted and included in interest income in the consolidated statements of operations.
11. Goodwill and Intangible Assets
The Company’s intangible assets consisted of the following:

		September 30, 2011			December 31, 2010
	Useful life		Accumulated			Accumulated
	(years)	Cost	amortization	Net	Cost	amortization	Net
Acquired licenses	6	$8,115	$(8,115)	$—	$8,115	$(7,001)	$1,114
Patents and technology	10	3,900	(146)	3,754	—	—	—
Trademarks	10	800	(30)	770	—	—	—
Customer lists	10	2,900	(109)	2,791	—	—	—

		$15,715	$(8,400)	$7,315	$8,115	$(7,001)	$1,114

Amortization expense was $561 and $371 for the three months ended September 30, 2011 and 2010, respectively. Amortization expense was $1,399 and $1,114 for the nine months ended September 30, 2011 and 2010, respectively.
Goodwill
Goodwill allocated to the Company’s one business segment relates to the acquisition of StarTrak (See Note 3). For the three months ended September 30, 2011 there were no changes to goodwill.
Intangible Assets
The patents and the technology, trademarks and customer lists relate to the acquisition of StarTrak (See Note 3).
Estimated amortization expense for intangible assets subsequent to September 30, 2011 is as follows:

Years ending December 31,
Remainder of 2011	$190
2012	760
2013	760
2014	760
2015	760
Thereafter	4,085

$7,315

12. Accrued Liabilities
The Company’s accrued liabilities consisted of the following:

	September 30,	December 31,
	2011	2010
Accrued compensation and benefits	$2,041	$2,151
Accrued interest	903	857
Deferred rent payable	134	112
Warranty	890	—
Corporate income tax payable	456	—
Other accrued expenses	2,514	2,923

	$6,938	$6,043

For the period ended September 30, 2011, changes in accrued warranty obligations consisted of the following:

Balance at January 1, 2011	—
Warranty liabilities assumed from the acquisition of StarTrak (See Note 3)	1,050
Warranty expense	162
Warranty charges	(322)

Balance at September 30, 2011	$890

13. Deferred Revenues
Deferred revenues consisted of the following:

	September 30,	December 31,
	2011	2010
Service activation fees	$2,084	$2,277
Prepaid services	1,123	1,067
Warranty revenues	329	—
Manufacturing license fees	18	29

	3,554	3,373
Less current portion	(2,117)	(2,134)

Long-term portion	$1,437	$1,239

14. Note Payable-Related Party
In connection with the acquisition of a majority interest in Satcom in 2005, the Company recorded an indebtedness to OHB Technology A.G. (formerly known as OHB Teledata A.G.), a stockholder of the Company. At September 30, 2011, the principal balance of the note payable was €1,138 ($1,548) and it had a carrying value of $1,548. At December 31, 2010, the principal balance of the note payable was €1,138 ($1,514) and it had a carrying value of $1,416. The carrying value was based on the note’s estimated fair value at the time of acquisition. The difference between the carrying value and principal balance was being amortized to interest expense over the estimated life of the note of six years which ended in September 30, 2011. The amortization to interest expense related to the note for the three months and nine months ended September 30, 2011 and 2010 was $33 and $98, respectively. This note does not bear interest and has no fixed repayment term. Repayment will be made from the distribution profits (as defined in the note agreement) of ORBCOMM Europe LLC. The note has been classified as long-term and the Company does not expect any repayments to be required prior to September 30, 2012.

15. Note Payable
On May 16, 2011, the Company issued a $3,900 6% secured promissory note to an existing lender and stockholder of Alanco. The note bears interest at 6.00% per annum. The note is secured by substantially all of the assets of StarTrak and guaranteed by ORBCOMM Inc. The Company made a $200 principal payment on May 16, 2011 in accordance with the terms of note agreement. As of September 30, 2011, the note payable balance is presented net of the unamortized debt discount of $79 (See Note 3). For the three and nine months ended September 30, 2011, the Company recognized debt discount of $6 and $9, respectively, which is included in interest expense. The remaining principal payments are due in quarterly installments beginning on March 31, 2012 with a balloon payment due on December 31, 2015 is as follows:

Years ending December 31,
Remainder of 2011	$—
2012	250
2013	300
2014	400
2015	2,750

$3,700

16. Stockholders’ Equity
Series A convertible preferred stock
As part of the purchase price to acquire StarTrak, the Company issued 183,550 shares of Series A convertible preferred stock.
Key terms of the Series A convertible preferred stock are as follows:
Dividends
Holders of the Series A convertible preferred stock are entitled to receive a cumulative 4% dividend annually (calculated on the basis of the redemption price of $10.00 per share) payable quarterly in additional shares of the Series A convertible preferred stock. During the three months ended September 30, 2011, the Company issued a dividend in the amount of 905 shares to the holders of the Series A Convertible preferred stock. As of September 30, 2011, dividends in arrears was $18.
Conversion
Shares of the Series A convertible preferred stock are convertible into 1.66611 shares of common stock: (i) at the option of the holder at any time or (ii) at the option of the Company beginning six months from the issuance date and if the average closing market price for the Company’s common stock for the preceding twenty consecutive trading days equals or exceeds $11.20 per share.
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
Common Stock
During the nine months ended September 30, 2011, the Company issued 34,115 shares of its common stock as a form of payment for bonuses.
As of September 30, 2011, the Company has reserved 9,203,697 shares of common stock for future issuances related to employee stock compensation plans.
17. Geographic Information
The Company operates in one reportable segment, M2M data communications. Other than satellites in orbit, long-lived assets outside of the United States are not significant. The following table summarizes revenues on a percentage basis by geographic regions, based on the country in which the customer is located.

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
United States	84%	85%	84%	82%
Japan	15%	12%	15%	14%
Other	1%	3%	1%	4%

	100%	100%	100%	100%

18. Commitments and Contingencies
Procurement agreements in connection with next-generation satellites
On May 5, 2008, the Company entered into a procurement agreement with Sierra Nevada Corporation (“SNC”) pursuant to which SNC is constructing eighteen low-earth-orbit satellites in three sets of satellites (“shipsets”) for the Company’s next-generation satellites (the “Initial Satellites”). Under the agreement, SNC is also providing launch support services, a test satellite (excluding the mechanical structure), a satellite software simulator and the associated ground support equipment.
The total contract price for the Initial Satellites under the procurement agreement is $117,000, subject to reduction upon failure to achieve certain in-orbit operational milestones with respect to the Initial Satellites or if the pre-ship reviews of each shipset are delayed more than 60-120 days after the specified time periods described below. The Company has agreed to pay SNC up to $1,500 in incentive payments for the successful operation of the Initial Satellites five years following the successful completion of in-orbit testing for the third shipset of eight satellites.
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
On August 23, 2011, the Company and SNC entered into a definitive First Amendment to the procurement agreement (the “Amendment”). The Amendment amends certain terms of the procurement agreement dated May 5, 2008 and supplements or amends five separate task order agreements, dated as of May 20, 2010 (Task Order #1), August 31, 2010 (Task Orders #2 and #3), and December 15, 2010 (Task Orders #4 and #5) (collectively, the “Task Orders”).
The Amendment modifies the milestone payment schedule under the procurement agreement dated May 5, 2008 but does not change the total contract price (excluding optional satellites and costs under the Task Orders) of $117,000. Payments under the Amendment extend into the second quarter of 2014, subject to SNC’s successful completion of each payment milestone.
Under the Amendment, SNC has reaffirmed their agreement to provide the Company with optional secured financing for up to $20,000, commencing July 1, 2012 through April 30, 2014, if the Company elects to establish and use the financing, pursuant to terms to be set forth in a definitive agreement to be entered into by the parties.
The Amendment also settles the liquidated delay damages triggered under the procurement agreement dated May 5, 2008 and provides an ongoing mechanism for the Company to obtain pricing proposals to order up to thirty optional satellites substantially identical to the Initial Satellites for which firm fixed pricing previously had expired under the procurement agreement dated May 5, 2008.
As of September 30, 2011, the Company has made milestone payments of $42,120 under the SNC procurement agreement. The Company anticipates making payments under the agreement of $15,000 during the remainder of 2011.
On August 28, 2009, the Company and Space Exploration Technologies Corp. (“SpaceX”) entered into a Commercial Launch Services Agreement (the “Agreement”) pursuant to which SpaceX will provide launch services (the “Launch Services”) using multiple SpaceX Falcon 1e launch vehicles for the carriage into low-Earth-orbit for the Company’s 18 next-generation commercial communications satellites currently being constructed by SNC. Under the Agreement, SpaceX will also provide to the Company launch vehicle integration and support services, as well as certain related optional services. The Company and SpaceX are finalizing terms to an amended agreement to provide launch services on Falcon 9 launch vehicles instead of the Falcon 1e launch vehicle.

The Company anticipates that the Launch Services will be performed between early 2012 and 2014, subject to certain rights of the Company and SpaceX to reschedule any of the particular Launch Services as needed. The Agreement also provides the Company the option to procure, prior to each Launch Service, reflight launch services whereby in the event the applicable Launch Service results in a failure due to the SpaceX launch vehicle, SpaceX will provide comparable reflight launch services at no additional cost to the Company beyond the initial option price for such reflight launch services.
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
As of September 30, 2011, the Company has made milestone payments of $10,080 under the SpaceX Agreement. The Company does not anticipate making payments under the agreement during the remainder of 2011.
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
The AIS Satellite Agreement provides for milestone payments totaling $2,000 (inclusive of in-orbit testing) subject to certain adjustments. Payments under the AIS Satellite Agreement began upon the execution of the agreement and successful completion of each milestone through to the launch of the two AIS microsatellites. In addition, to the extent that both AIS microsatellites are successfully operating after launch, the Company will pay OHB lease payments of up to $546, subject to certain adjustments, over thirty-six months. At the Company’s option after thirty-six months it can continue the exclusive licenses for the data with a continuing payment of up to $6 per month. In addition, OHB will also be entitled to credits of up to $500 to be used solely for the microsatellites AIS data license fees payable to the Company under a separate AIS data resale agreement.
On October 12, 2011, the first of two AIS microsatellites was launched and is currently undergoing in-orbit testing. The Company expects the AIS microsatellite to be placed in commercial service by December 31, 2011. The second AIS microsatellite is scheduled for launch in early 2012.

As of September 30, 2011, the Company has made milestone payments of $1,100 under the AIS Satellite Agreement.
Airtime credits
In 2001, in connection with the organization of ORBCOMM Europe LLC and the reorganization of the ORBCOMM business in Europe, the Company agreed to grant certain country representatives in Europe approximately $3,736 in airtime credits. The Company has not recorded the airtime credits as a liability for the following reasons: (i) the Company has no obligation to pay the unused airtime credits if they are not utilized; and (ii) the airtime credits are earned by the country representatives only when the Company generates revenue from the country representatives. The airtime credits have no expiration date. Accordingly, the Company is recording airtime credits as services are rendered and these airtime credits are recorded net of revenues from the country representatives. For the three months ended September 30, 2011 and 2010, airtime credits used totaled approximately $8 and $9, respectively. For the nine months ended September 30, 2011 and 2010, airtime credits used totaled approximately $24 and $63, respectively. As of September 30, 2011 and December 31, 2010, unused credits granted by the Company were approximately $2,167 and $2,191, respectively.
Litigation
From time to time, the Company is involved in various claims or litigation matters involving ordinary and routine claims incidental to its business. Management currently believes that the outcome of these proceedings, either individually or in the aggregate, will not have a material adverse effect on the Company’s business, results of operations or financial condition.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Safe Harbor Statement Under the Private Securities Litigation Reform of Act 1995.
Certain statements discussed in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally relate to our plans, objectives and expectations for future events and include statements about our expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. Such forward-looking statements, including those concerning the Company’s expectations, are subject to known and unknown risks and uncertainties, which could cause actual results to differ materially from the results, projected, expected or implied by the forward-looking statements, some of which are beyond the Company’s control, that may cause the Company’s actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include but are not limited to: the impact of global recession and continued worldwide credit and capital constraints; substantial losses we have incurred and may continue to incur; demand for and market acceptance of our products and services and the applications developed by our resellers; loss or decline or slowdown in the growth in business from Asset Intelligence, a subsidiary of I.D. Systems, Inc. (“AI”), other value-added resellers or VARs and international value-added resellers or IVARs; loss or decline or slowdown in growth in business of any of the specific industry sectors the Company serves, such as transportation, heavy equipment, fixed assets and maritime; our acquisition of the StarTrak Systems, LLC (“StarTrak”) business may expose us to additional risks; litigation proceedings; technological changes, pricing pressures and other competitive factors; the inability of our international resellers to develop markets outside the United States; market acceptance and success of our Automatic Identification System (“AIS”) business; the ability to restore commercial-level AIS service in the near term; satellite launch and construction delays and cost overruns of our AIS and next-generation satellites; in-orbit satellite failures or reduced performance of our existing satellites; the failure of our system or reductions in levels of service due to technological malfunctions or deficiencies or other events; our inability to renew or expand our satellite constellation; political, legal regulatory, government administrative and economic conditions and developments in the United States and other countries and territories in which we operate; and changes in our business strategy. In addition, specific consideration should be given to various factors described in more detail in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010. The Company undertakes no obligation to publicly revise any forward-looking statements or cautionary factors, except as required by law.
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

Our products and services enable our customers and end-users to enhance productivity, reduce costs and improve security through a variety of commercial, government, and emerging homeland security applications. We enable our customers and end-users to achieve these benefits using a single global satellite technology standard for machine-to-machine and telematic, or M2M, data communications. Our customers have made significant investments in developing ORBCOMM-based applications. Examples of assets that are connected through our M2M data communications system include trucks, trailers, railcars, containers, heavy equipment, fluid tanks, utility meters, and pipeline monitoring equipment, marine vessels, and oil wells. Our customers include original equipment manufacturers, or OEMs, such as Caterpillar Inc., (“Caterpillar”), Doosan Infracore America, Hitachi Construction Machinery Co., Ltd., (“Hitachi”), Hyundai Heavy Industries, Komatsu Ltd., (“Komatsu”), The Manitowoc Company and Volvo Construction Equipment. In addition, we market our services through a distribution network of vertical market technology integrators known as VARs and IVARs, such as AI, XATA Corporation and American Innovations, Ltd., and U.S. government agencies.
As a result of our acquisition of StarTrak on May 16, 2011, we now provide customers with the ability to proactively monitor, manage and remotely control their refrigerated transport assets. StarTrak is an innovator and leading provider of tracking, monitoring and control services for the refrigerated transport market. Their information services also help industry leaders realize better fleet efficiency and utilization while reducing risk by adding safety monitoring of perishable cargo. In addition to relationships with leading refrigerated unit manufacturers such as Carrier and Thermo King, StarTrak’s customers include well-known brands such as Tropicana, Maersk Line, Prime Inc., CR England, FFE Transport, Inc. and Exel Transportation. The acquisition of StarTrak enables us to create a global technology platform to transfer capabilities across new and existing vertical markets and deliver complementary products to our channel partners and resellers worldwide. In addition, the acquisition provides an opportunity to drive new subscribers to our global communications network while accelerating the growth of StarTrak’s suite of products by adding scale and providing subscriber management tools.
On October 12, 2011, our first of two AIS microsatellites was launched and is currently undergoing in-orbit testing. We expect this AIS microsatellite to be placed in commercial service by December 31, 2011. The second AIS microsatellite is scheduled for launch in early 2012.
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
In addition to the consideration paid, up to an additional gross amount of $1.5 million (subject to certain reductions) in contingent payments is payable by us if certain revenue milestones of StarTrak are achieved for the 2011 calendar year. The initial estimate of the fair value of the contingent consideration was nil. The estimated fair value of the earn-out was determined using weighted probabilities to achieve the revenue milestones discounted at 19.0%. Any change in the fair value of the contingent earn-out subsequent to the acquisition date, including changes from events after the acquisition date, will be recognized in earnings in the period the estimated fair value changes. For the three months ended September 30, 2011, there were no changes to the fair value of the contingent earn-out amount.
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

Accounting for Business Combinations
We accounted for the acquisition of StarTrak pursuant to FASB Topic ASC 805, “Business Combinations”. In accordance with ASC 805, the estimated purchase price was allocated to intangible assets and identifiable assets acquired and liabilities assumed based on their relative fair values. The excess of the purchase price over the net tangible and intangible assets and liabilities assumed was recorded as goodwill. We have made significant assumptions and estimates in determining the preliminary estimated purchase price and the preliminary allocation of the estimated purchase in the condensed consolidated financial statements. These preliminary estimates and assumptions are subject to change as we finalize the valuations of certain assets and liabilities, including deferred revenues and warranty liabilities, intangible assets, goodwill and the final working capital adjustment. The final valuations may change significantly from the preliminary estimates. Although we believe the assumptions and estimates we have made have been reasonable and appropriate, they are based, in part, on historical experience, information obtained from the management of the acquired company and future expectations. We anticipate finalizing the purchase price allocation by the end of 2011. Examples of critical estimates in accounting for the acquisition of StarTrak include but are not limited to:
•	We estimated the fair value of the contingent earn-out consideration using a probability-weighted discounted cash flow model based upon the expected achievement of the revenue milestones;

•	the future expected cash flows from revenues of acquired technology and the patents and trademarks;

•	the estimated useful lives of the intangible assets acquired; and

•	the discount rates.
Warranty Costs
As a result of our acquisition of StarTrak on May 16, 2011, we acquired warranty obligations on StarTrak’s product sales, which provide for costs to replace or fix the product. One-year warranty coverage is accrued on product sales which provide for costs to replace or fix the product. Our analysis of the warranty liabilities associated with the one-year warranty coverage are estimated based on historical costs of StarTrak to replace or fix products for customers, and additional liability for warranty coverage for other specific claims that are expected to be incurred within the next twelve months, for which it is estimated that customers may have a warranty claim. These warranty liabilities have not yet been fair valued. As we continue to gather additional information, these accrual estimates may differ from actual results and adjustments to the estimated warranty liability would be required. We will continue to evaluate warranty liabilities relating to the acquisition of StarTrak throughout the measurement period. If we determine that adjustments to these amounts are required during the remainder of the measurement period such amounts will be recorded as an adjustment to goodwill. For the three months ended September 30, 2011, there were no changes to the amount of the initial warranty liabilities.
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
Pre-Acquisition Contingencies
We have evaluated and continue to evaluate pre-acquisition contingencies related to StarTrak that existed as of the acquisition date. If these pre-acquisition contingencies that existed as of the acquisition date become probable of occurring and can be estimated during the remainder of the measurement period, amounts recorded for such matters will be made in the measurement period to goodwill and, subsequent to the measurement period, in our results of operations.

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
The following table reconciles our net income (loss) to EBITDA for the periods shown:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net income (loss) attributable ORBCOMM Inc,	$555	$(609)	$(717)	$(4,640)
Income tax expense	272	—	578	—
Interest income	(31)	(68)	(129)	(160)
Interest expense	110	48	236	144
Depreciation and amortization	1,403	931	3,953	3,232

EBITDA	$2,309	$302	$3,921	$(1,424)

Three Months: EBITDA during the three months ended September 30, 2011 improved $2.0 million over 2010. The improvement was primarily due to a decrease in operating expenses of $1.8 million, excluding depreciation and amortization, primarily due to a non-cash impairment charge-satellite network of $6.5 million in 2010, offset by an increase in operating expenses, excluding depreciation of $4.3 million from StarTrak and acquisition-related costs of $0.4 million.
Nine Months: EBITDA during the nine months ended September 30, 2011 improved $5.3 million over 2010. The improvement was primarily due an increase in total revenues of $3.5 million and a non-cash impairment charge of $3.3 million in discontinued operations to write down net assets held for sale in 2010. Service revenues decreased $0.4 million primarily due to a drop in AIS revenue of $8.0 million which included a one-time recognition in 2010 of the remaining unamortized AIS deferred service revenue of $5.9 million prepaid by the U.S. Coast Guard, offset by an increase in satellite and terrestrial revenues of $7.2 million including $2.9 million of incremental revenue from StarTrak. Product revenues increased $3.9 million including $3.5 million from StarTrak. The increase in total revenues was offset by an increase in expenses, excluding depreciation and amortization, of $2.4 million primarily due to a non-cash impairment charge to satellite network of $6.5 million in 2010 and $6.3 million in expenses, excluding depreciation and amortization, from StarTrak and $1.7 million of acquisition-related costs and losses.
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
The table below presents our revenues for the three and nine months ended September 30, 2011 and 2010, together with the percentage of total revenue represented by each revenue category in (in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2011		2010		2011		2010
		% of		% of		% of		% of
		Total		Total		Total		Total
Service revenues	$10,315	74.0%	$12,975	93.3%	$26,692	81.8%	$27,134	93.0%
Product sales	3,625	26.0%	937	6.7%	5,940	18.2%	2,032	7.0%

	$13,940	100.0%	$13,912	100.0%	$32,632	100.0%	$29,166	100.0%

Three months: Total revenues for the three months ended September 30, 2011 and 2010 were $13.9 million.
Nine months: Total revenues for the nine months ended September 30, 2011 increased $3.5 million, or 11.9%, to $32.6 million from $29.2 million for the nine months ended September 30, 2010.
Service revenues
Three Months: Service revenues decreased $2.7 million for the three months ended September 30, 2011, or 20.5%, to $10.3 million. The decrease in service revenues in 2011 over 2010 was primarily due to a reduction in AIS revenues of $6.5 million including the recognition of $5.9 million of the remaining unamortized AIS deferred service revenues prepaid by the U.S. Coast Guard in 2010, offset by an increase in satellite and terrestrial revenues of $3.8 million primarily from an increase in messaging service due to increases in billable subscriber communicators and usage by some customers and $1.9 million of incremental revenue from StarTrak.
Nine Months: Service revenues decreased $0.4 million for the nine months ended September 30, 2011, or 1.6%, to $26.7 million. The decrease in service revenues in 2011 over 2010 was primarily due to a reduction in AIS revenues of $8.0 million including the recognition of $5.9 million of the remaining unamortized AIS deferred service revenues prepaid by the U.S. Coast Guard, offset by an increase in satellite and terrestrial revenues of $7.2 million primarily from an increase in messaging service due to increases in billable subscriber communicators and usage by some customers and $2.9 million of incremental revenue from StarTrak.

As of September 30, 2011, we had approximately 626,000 billable subscriber communicators on the ORBCOMM System compared to approximately 556,000 billable subscriber communicators as of September 30, 2010, an increase of approximately 12.6%.
Service revenue growth can be impacted by the customary lag between subscriber communicator activations and recognition of service revenue from these units.
Product sales
Three months: Revenues from product sales increased $2.7 million for the three months ended September 30, 2011, or 286.6% to $3.6 million from $0.9 million for the three months ended September 30, 2010. The increase was primarily due to $2.5 million from StarTrak and sales to the heavy equipment sector by our Japanese subsidiary.
Nine months: Revenues from product sales increased $3.9 million for the nine months ended September 30, 2011, or 192.3% to $5.9 million from $2.0 million for the nine months ended September 30, 2010. The increase was primarily due to $3.6 million from StarTrak and sales to the heavy equipment sector by our Japanese subsidiary.
Costs of services
Costs of services is comprised of expenses to provide services, such as payroll and related costs, including stock-based compensation, materials and supplies, depreciation and amortization of assets and usage fees to cellular wireless providers for the data transmitted by the resellers on our network and other third-party networks.
Three months: Costs of services increased by $1.4 million, or 45.5%, to $4.5 million for the three months ended September 30, 2011 from $3.1 million for the three months ended September 30, 2010. The increase was primarily due from StarTrak. As a percentage of service revenues, cost of services were 43.5% for the three months ended September 30, 2011 compared to 23.8% for the three months ended September 30, 2010. The increase in costs of services as a percentage of revenues for the three months ended September 30, 2011 over the corresponding period was primarily due to recognizing the remaining AIS deferred professional services revenues that were prepaid as the agreement with the U.S. Coast Guard expired.
Nine months: Costs of services increased by $2.4 million, or 26.4%, to $11.7 million for the nine months ended September 30, 2011 from $9.3 million for the nine months ended September 30, 2010. The increase was primarily due from StarTrak. As a percentage of service revenues, cost of services were 43.9% for the nine months ended September 30, 2011 compared to 34.2% for the nine months ended September 30, 2010. The increase in cost of services as a percentage of revenues for the nine months ended September 30, 2011 over the corresponding period was primarily due to recognizing the remaining AIS deferred professional services revenues that were prepaid as the agreement with the U.S. Coast Guard expired.
Costs of product sales
Costs of products includes the purchase price of subscriber communicators and SIMS sold, shipping charges as well as operational costs to fulfill customer orders, including costs for employees.
Three months: Costs of product sales increased by $2.1 million, to $2.7 million for the three months ended September 30, 2011 from $0.6 million for the three months ended September 30, 2010. The increase was primarily due from StarTrak. We had a gross profit from product sales (revenues from product sales minus costs of product sales including distribution costs) of $1.0 million for the three months ended September 30, 2011 compared to a gross profit from product sales of $0.3 million for the three months ended September 30, 2010.
Nine months: Costs of product sales increased by $3.0 million, to $4.3 million for the nine months ended September 30, 2011 from $1.3 million for the nine months ended September 30, 2010. The increase was primarily due from StarTrak. We had a gross profit from product sales (revenues from product sales minus costs of product sales including distribution costs) of $1.6 million for the nine months ended September 30, 2011 compared to a gross profit from product sales of $0.8 million for the nine months ended September 30, 2010.

Selling, general and administrative expenses
Selling, general and administrative expenses relate primarily to expenses for general management, sales and marketing, finance, professional fees and general operating expenses.
Three months: Selling, general and administrative expenses increased by $1.2 million, or 29.1% to $5.1 million for the three months ended September 30, 2011, from $4.0 million for the three months ended September 30, 2010. The increase was primarily due from StarTrak.
Nine months: Selling, general and administrative expenses increased by $2.0 million, or 16.8%, to $14.2 million for the nine months ended September 30, 2011 from $12.2 million for the nine months ended September 30, 2010. The increase was primarily due from StarTrak.
Product development expenses
Product development expenses consist primarily of the expenses associated with our engineering team, along with the cost of third parties that are contracted to support our current applications.
Product development expenses for the three months ended September 30, 2011 and September 30, 2010 were $0.4 million and $0.2 million. The increase was primarily due from StarTrak.
Product development expenses for the nine months ended September 30, 2011 and September 30, 2010 were $0.8 million and $0.5 million. The increase was primarily due from StarTrak.
Acquisition costs
Acquisition-related costs directly related to the acquisition of StarTrak include professional services expenses. For the three and nine months ended September 30, 2011 acquisition-related costs were $0.4 million and $1.4 million, respectively.
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
Three months: For the three months ended September 30, 2011 other expense was $0.1 million compared to other income of $0.1 million for the three months ended September 30, 2010.
Nine months: For the nine months ended September 30, 2011 other expense was $0.3 million compared to other income of less than $0.1 million for the nine months ended September 30, 2010. The increase is primarily due to a loss of $0.3 million on the disposition of our investment in Alanco, incurred in connection with the acquisition of StarTrak, for the difference between the fair value and the carrying value.
Income (loss) from continuing operations before income taxes
Three months: We have income from continuing operations before income taxes of $0.8 million for the three months ended September 30, 2011, which includes $0.4 million of acquisition-related costs, compared to a loss from continuing operations before income taxes of $0.3 million for the three months ended September 30, 2010.

Nine months: We have a loss from continuing operations before income taxes of $0.2 million for the nine months ended September 30, 2011 compared to a loss from continuing operations before income taxes of $0.5 million for the nine months ended September 30, 2010. The acquisition-related costs and the loss on disposition of our investment in Alanco of $1.7 million were the significant factors in contributing to the loss for the nine months ended September 30, 2011.
Provision for Income taxes
The provision for income taxes for the three and nine months ended September 30, 2011 was $0.3 and $0.6 million consisting of a foreign tax expense incurred as result of income generated by ORBCOMM Japan and the amortization of goodwill for income tax purposes generated from the acquisition of StarTrak which is tax deductible.
As of September 30, 2011, we maintained a valuation allowance against all net deferred tax assets, other than goodwill, attributable to all operations in the United States and all other foreign jurisdictions as the realization of such assets was not considered more likely than not.
For the three and nine months ended September 30, 2010, we did not record a provision for taxes as we maintained a valuation allowance against all net deferred tax assets attributable to all operations in the United States and all foreign jurisdictions as the realization of such assets was not considered more likely than not.
Income (loss) from continuing operations
Three months: We have income from continuing operations of $0.5 million for the three months ended September 30, 2011 compared to a loss from continuing operations of $0.3 million for the three months ended September 30, 2010. For the three months ended September 30, 2011, our income from continuing operations included acquisition-related costs of $0.4 million and the provision for income taxes described above.
Nine months: We have a loss from continuing operations of $0.8 million for the nine months ended September 30, 2011 compared to a loss from continuing operations of $0.5 million for the nine months ended September 30, 2010. The acquisition-related costs and loss on disposition of our investment in Alanco of $1.7 million and the provision for income taxes described above were the significant factors in contributing to the loss for the nine months ended September 30, 2011.
Loss from discontinued operations
Loss from discontinued operations was $0.1 million and $3.7 million for the three months and nine months ended September 30, 2010, respectively.
Noncontrolling interests
Noncontrolling interests relate to earnings and losses attributable to noncontrolling shareholders.
Net income (loss) attributable to ORBCOMM Inc.
Three months: We have net income attributable to our company of $0.6 million for the three months ended September 30, 2011 compared to a net loss of $0.6 million for the three months ended September 30, 2010. For the three months ended September 30, 2011, our net income included acquisition-related costs of $0.4 million.
Nine months: We have a net loss attributable to our company of $0.7 million for the nine months ended September 30, 2011 compared to a net loss of $4.6 million for the nine months ended September 30, 2010. The acquisition-related costs and the loss on disposition of our investment in Alanco of $1.7 million and the provision for income taxes described above were the significant factors in contributing to the loss for the nine months ended September 30, 2011.

Net income (loss) attributable to ORBCOMM Inc. common stockholders
For the three and nine months ended September 30, 2011, net income (loss) attributable to our common stockholders and our net income (loss) attributable to our common stockholders includes dividends of less than $0.1 million paid in shares of the Series A convertible preferred stock issued in connection with the acquisition of StarTrak.
Liquidity and Capital Resources
Overview
Our liquidity requirements arise from our working capital needs and to fund capital expenditures to support our current operations, and facilitate growth and expansion. We have financed our operations and expansion mostly from sales of our common stock through public offerings and private placements of debt, convertible redeemable preferred stock and common stock. We have incurred significant losses, and at September 30, 2011 we have an accumulated deficit of $77.3 million. As of September 30, 2011, our primary source of liquidity consisted of cash, cash equivalents, restricted cash and marketable securities totaling $84.2 million, which we believe will be sufficient to provide working capital and milestone payments for our next-generation satellites for the next twelve months.
Operating activities
Cash provided by our operating activities for the nine months ended September 30, 2011 was $4.0 million resulting from a net loss of $0.8 million, offset by non-cash items including $4.0 million for depreciation and amortization, $1.1 million for stock-based compensation, $0.3 million loss on the disposition of our investment in Alanco and amortization of premium on marketable securities of $1.0 million. Working capital activities primarily consisted of a net use of cash of $1.8 million for an increase in accounts receivable primarily due to the increase in satellite, terrestrial and product revenues.
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
Investing activities
Cash provided by our investing activities for the nine months ended September 30, 2011 was $26.6 million, resulting from proceeds received from the maturities of marketable securities totaling $81.1 million, offset primarily by $1.9 million in consideration paid to acquire StarTrak, capital expenditures of $5.9 million and purchases of marketable securities of $47.5 million.
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
Financing activities
Cash used in our financing activities for the nine months ended September 30, 2011 was $0.2 million, resulting primarily from the principal payment on the 6% secured promissory note payable.

For the nine months ended September 30, 2010, we did not have any cash flows from financing activities.
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
Contractual Obligations
There have been no material changes in our contractual obligations as of September 30, 2011, as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010 except as discussed below:
On May 16, 2011, we issued a $3.9 million secured 6% promissory note payable as part of the purchase price to acquire StarTrak. We made a $0.2 million principal payment on May 16, 2011. The remaining principal payments are due in quarterly installments beginning on March 31, 2012 with a balloon payment of $2.4 million due on December 31, 2015.
Off-Balance Sheet Arrangements
We have no material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.
Recent accounting pronouncements
In May 2011, FASB issued ASU No. 2011-04, Amendment to Achieve Common Fair Value Measurement and Disclosure Requirements, in U.S. GAAP and International Financial Reporting Standards (IFRS), which amends FASB Topic ASC 820, Fair value measurement. ASU No. 2011-04 modifies the existing standard to include disclosure of all transfers between Level 1 and Level 2 asset and liability fair value categories. In addition, ASU No. 2011-04 provides guidance on measuring the fair value of financial instruments managed within a portfolio and the application of premiums and discounts on fair value measurements. ASU No. 2011-04 requires additional disclosure for Level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs. ASU No. 2011-04 will be effective for us on January 1, 2012. We do not expect adopting ASU No. 2011-4 will have a material impact on our results of operations, financial condition or its disclosures.
In June 2011, FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. ASU 2011-05 eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The guidance allows two presentation alternatives: (1) present items of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income; or (2) in two separate, but consecutive, statements of net income and other comprehensive income. ASU 2011-05 will be effective for us on January 1, 2012. We are currently evaluating the impact of adopting ASU 2011-05 on our consolidated financial statements.
In September 2011, FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other: Testing Goodwill for Impairment, which amends FASB Topic ASC 350, Intangible Assets-Goodwill and Other. Under ASU No. 2011-08, an entity may elect the option to assess qualitative factors to determine whether it is necessary to perform the first step in the two-step impairment testing process. ASU No. 2011-08 is effective for annual reporting periods beginning after December 15, 2011, with early adoption permitted. The Company has chosen to early adopt ASU No. 2011-08 and therefore, the new guidance will be effective for the year ended December 31, 2011. The Company does not expect such adoption will have a material impact on the Company’s results of operations, financial condition or its disclosures.

Item 3.	Quantitative and Qualitative Disclosures about Market Risks
There has been no material changes in our assessment of our sensitivity to market risk as of September 30, 2011, as previously disclosed in Part II, Item 7A “Quantitative and Qualitative Disclosures about Market Risks” in our Annual Report on Form 10-K for the year ended December 31, 2010.
Concentration of credit risk
The following table presents customers with revenues greater than 10% of our consolidated total revenues for the periods shown:

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2011	2010	2011	2010
Caterpillar Inc.	19.8%	8.9%	21.9%	11.3%
Komatsu Ltd.	14.6%	9.9%	15.9%	11.9%
Hitachi Construction Machinery Co., Ltd.	8.7%	9.5%	9.5%	10.6%
Asset Intelligence	6.1%	6.1%	7.7%	11.2%

Item 4.	Disclosure Controls and Procedures
Evaluation of the Company’s disclosure controls and procedures.
The Company’s management evaluated, with the participation of the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2011. Based on their evaluation, the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2011.
Changes in Internal Control over Financial Reporting.
We reviewed our internal control over financial reporting at September 30, 2011. As a result, of the acquisition of StarTrak, we have begun to integrate certain business processes and systems of StarTrak. Accordingly, certain changes have been made and will continue to be made to our internal controls over financial reporting until such time as this integration is complete. In reliance on interpretive guidance issued by the SEC staff, management has chosen to exclude disclosure of changes in internal control over financial reporting related to the Acquired Business.
There have been no other changes in our internal control over financial reporting identified in an evaluation thereof that occurred during the third fiscal quarter of 2011 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
From time to time, we are involved in various litigation claims or matters involving ordinary and routine claims incidental to our business. Management currently believes that the outcome of these proceedings, either individually or in the aggregate, will not have a material adverse effect on our business, results of operations or financial condition.

Item 1A.	Risk Factors
Except as discussed under “Overview” in Part 1, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” there have been no material changes in the risk factors as of September 30, 2011, as previously disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 5.	Other Information
None.

Item 6.	Exhibits

†10.3	First Amendment to ORBCOMM Generation 2 Procurement Agreement

31.1	Certification of President and Chief Executive Officer required by Rule 13a-14(a).

31.2	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a).

32.1	Certification of President and Chief Executive Officer required by Rule 13a-14(b) and 18 U.S.C. Section 1350.

32.2	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(b) and 18 U.S.C. Section 1350.

101. INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

ORBCOMM Inc.
(Registrant)

Date: November 9, 2011	/s/ Marc J. Eisenberg

Marc J. Eisenberg,
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2011	/s/ Robert G. Costantini

Robert G. Costantini,
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
No.	Description

† 10.3	First Amendment to ORBCOMM Generation Procurement Agreement

31.1	Certification of Chief Executive Officer and President required by Rule 13a-14(a).

31.2	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a).

32.1	Certification of Chief Executive Officer and President required by Rule 13a-14(b) and 18 U.S.C. Section 1350.

32.2	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(b) and 18 U.S.C. Section 1350.

101. INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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