Form 10-K
period 2011-12-31
ORBCOMM Inc.
filed 2012-03-15
CIK 1361983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

                                 (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (based on the closing price reported on the Nasdaq Global Market on June 30, 2011) was $117,844,394.

Shares held by all executive officers and directors of the registrant have been excluded from the foregoing calculation because such persons may be deemed to be affiliates of the registrant.

The number of shares of the registrant’s common stock outstanding as of March 9, 2012 was 46,452,726.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2012 Annual Meeting of Stockholders to be held on April 26, 2012, are incorporated by reference in Part III of this Form 10-K.

Forward- Looking Statements

Certain statements discussed in Part I, Item 1. “Business”, Part I, Item 3. “Legal Proceedings”, Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally relate to our plans, objectives and expectations for future events and include statements about our expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. Such forward-looking statements, including those concerning the Company’s expectations, are subject to known and unknown risks and uncertainties, which could cause actual results to differ materially from the results, projected, expected or implied by the forward-looking statements, some of which are beyond the Company’s control, that may cause the Company’s actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include but are not limited to: ongoing global economic instability and uncertainty; substantial losses we have incurred and may continue to incur; demand for and market acceptance of our products and services and the applications developed by our resellers; we may need additional capital to pursue our growth strategy; loss or decline or slowdown in the growth in business from our key customers, such as Caterpillar Inc., (“Caterpillar”), Komatsu Ltd., (“Komatsu”), Hitachi Construction Machinery Co., Ltd., (“Hitachi”), and Asset Intelligence, a subsidiary of I.D. Systems, Inc., other value-added resellers or VARs and international value-added resellers or IVARs; loss or decline or slowdown in growth in business of any of the specific industry sectors the Company serves, such as transportation, heavy equipment, fixed assets and maritime; dependence on a few significant customers; our acquisition of StarTrak Systems and PAR Logistics Management Systems may expose us to additional risks; litigation proceedings; technological changes, pricing pressures and other competitive factors; the inability of our international resellers and licensees to develop markets outside the United States; the inability to obtain or maintain the necessary regulatory approvals or licenses for particular countries or to operate our satellites; market acceptance and success of our Automatic Identification System (“AIS”) business; satellite launch and construction delays and cost overruns of our next-generation satellites and launch vehicles; in-orbit satellite failures or reduced performance of our existing satellites; significant liabilities created by products we sell; the failure of our system or reductions in levels of service due to technological malfunctions or deficiencies or other events; our inability to renew or expand our satellite constellation; political, legal regulatory, government administrative and economic conditions and developments in the United States and other countries and territories in which we operate; and changes in our business strategy. In addition, specific consideration should be given to various factors described in Part I, Item 1A. “Risk Factors” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and elsewhere in this Annual Report on Form 10-K. The Company undertakes no obligation to publicly revise any forward-looking statements or cautionary factors, except as required by law.

PART I

Item 1.    Business

We operate a global commercial wireless messaging system optimized for narrowband communications. Our system consists of a global network of 27 low-Earth orbit, or LEO, satellites, 2 microsatellites and accompanying ground infrastructure. Our 27 first-generation satellites are the core of a two-way communications system that enables our customers and end-users, to track, monitor, control and communicate cost-effectively with fixed and mobile assets located anywhere in the world, and 2 microsatellites that only provide worldwide ship tracking capability using the Automatic Identification System (AIS) technology already installed on large ocean-going vessels. We have agreements with another satellite provider to resell their satellite services as well. We also provide terrestrial-based cellular communication services through reseller agreements with major cellular wireless providers. Currently, our agreements with major cellular providers include GSM and CDMA offerings in the United States and GSM services with significant coverage worldwide. These terrestrial-based communication services enable our customers who have higher bandwidth requirements to receive and send messages from communication devices based on terrestrial-based technologies using the cellular providers’ wireless networks as well as from dual-mode devices combining the technologies from our satellite subscriber communicators and terrestrial-based technologies. As a result, our customers are now able to integrate into their applications communication technologies that will allow them to send and receive messages, including data intensive messaging using the cellular providers’ wireless networks and our satellite network.

Our products and services enable our customers and end-users to enhance productivity, reduce costs and improve security through a variety of commercial, government, and emerging homeland security applications. We enable our customers and end-users to achieve these benefits on a world-wide basis by using a single global satellite technology standard for machine-to-machine and telematic, or M2M, data communications, as well providing the benefits of using terrestrial based cellular systems. Our customers have made significant investments in developing ORBCOMM-based applications. Examples of assets that are connected through our M2M data communications system include trucks, trailers, railcars, containers, heavy equipment, fluid tanks, utility meters, pipeline monitoring equipment, marine vessels, oil and gas wells and irrigation control systems. Customers benefiting from our network include original equipment manufacturers, or OEMs, such as Caterpillar, Komatsu, Doosan Infracore America, Hitachi, Hyundai Heavy Industries, The Manitowoc Company and Volvo Construction Equipment. In addition, we market our services through a distribution network of vertical market technology integrators known as VARs and IVARs, such as I.D. Systems, Inc., XATA Corporation and American Innovations, Ltd.

On May 16, 2011 we expanded our business with the purchase of certain assets from Alanco Technologies, Inc. and on January 12, 2012 we further expanded our business with the purchase of certain assets from PAR Technology Inc. The acquired assets enable customers to proactively monitor, manage and remotely control their refrigerated and other transport assets using complete end-to-end solutions. These solutions enable optimal business efficiencies, increased asset utilization, and substantially reduce asset write-offs and manual yard counts of chassis, refrigeration units, containers and generators (“gensets”). Through increased asset visibility and management, these solutions allow shipping, rail, and leasing companies to decrease their fleet sizes of chassis, gensets, refrigeration units and containers. The information provided from these solutions also help industry leaders realize better fleet efficiency and utilization while reducing risk by adding safety monitoring of perishable cargo. In addition to relationships with leading refrigerated unit manufacturers such as Carrier and Thermo King, the acquired assets include customers with well-known brands such as Tropicana, Maersk Line, Prime Inc., C.R. England, FFE Transport, Inc., Target, Chiquita, Ryder, J.B. Hunt, Hapag-Lloyd, Golden State Foods, Martin-Brower and Exel Transportation. These acquisitions enable us to create a global technology platform to transfer capabilities across new and existing vertical markets and deliver complementary products to our channel partners and resellers worldwide.

The 2 AIS microsatellites we operate provide what we believe is the most comprehensive global AIS data service to government and commercial customers to track over 60,000 ocean-going vessels worldwide. AIS is a shipboard broadcast system that transmits a vessel’s identification and position to aid navigation and improve maritime safety. Terrestrial-based AIS receivers provide only limited visibility of ships close to shore and are not able to provide global visibility of ship traffic with open ocean coverage. Using our satellite communications system, customers have access to AIS data well beyond coastal regions in a cost effective and timely fashion. Further, we intend to continue working with system integrators and maritime information service providers providing value-added services to facilitate the sales and distribution of AIS data. We will continue to work to address and expand the various market sectors that could benefit from access to AIS data, such as suppliers to the shipping sector, like traders, brokers, insurance companies and support services. An additional potential benefit of AIS is the ability to combine AIS data with asset tracking and monitoring solutions. We believe this creates the potential to provide complete end-to-end visibility of the shipment of goods throughout the global supply chain from an integrated information solution. This solution, once fully integrated into transportation management systems, has the potential to track and monitor individual shipping containers through the intermodal transportation system from origination to destination as it is transported on truck, rail and ship.

Through our M2M data satellite communications system, our customers and end-users can send and receive information to and from any place in the world using low-cost subscriber communicators and paying airtime costs that we believe are the lowest in the industry for global connectivity. Our customers can also use cellular terrestrial units, or wireless subscriber identity modules (“SIMS”), for use with devices or equipment that enable the use of a cellular provider’s wireless network, singularly or in conjunction with satellite services, to send and receive information from these devices. We believe that there is no other satellite or terrestrial network currently in operation that can offer global two-way wireless narrowband data service including coverage at comparable cost using a single technology standard worldwide, that also provides a parallel terrestrial network for data intensive applications. We are currently authorized, either directly or indirectly, to provide our satellite communications services in over 100 countries and territories in North America, Europe, South America, Asia, Africa and Australia.

Presently our unique M2M data communications system is comprised of four components: (i) our constellation of 27 owned LEO satellites in multiple orbital planes between 435 and 550 miles above the Earth operating in the Very High Frequency, or VHF, radio frequency spectrum, and 2 leased AIS micro satellites in perpendicular orbital planes (one polar plane and one equatorial plane); (ii) a network of related ground infrastructure, including 15 gateway earth stations, two AIS data reception earth stations with a third AIS data reception earth station under construction, three regional gateway control centers and a network control center in Dulles, Virginia including a redundant backup control center in the state of Washington, through which data sent to and from satellite subscriber communicators are routed, including a communications node for terrestrial services through which data sent to and from terrestrial units are routed; (iii) a subscriber component, which consists of satellite subscriber communicators, and cellular terrestrial units or wireless modems incorporating SIMS, used by end-users to transmit and receive messages to and from their assets and our system; and (iv) end-user integration in which specialized data feeds are established through our application gateway interface to third party dispatch systems and proprietary customer software applications. See “The ORBCOMM Communications System”.

As of December 31, 2011, we had approximately 648,000 billable subscriber communicators compared to approximately 575,000 billable subscriber communicators as of December 31, 2010, an increase of 12.7%. Billable subscriber communicators are defined as subscriber communicators that are shipped and activated for usage and billing at the request of the customer, without forecasting a timeframe for when individual units will be generating usage and billing. It includes terrestrial as well as satellite units.

Our Business Strengths and Competitive Advantage

We believe that our focus on M2M data communications is unique in our industry and will enable us to achieve significant growth. We believe no other satellite or terrestrial network currently in operation offers users global two-way wireless narrowband data communications using a single global technology standard anywhere in the world at costs comparable to ours and, that also provides a parallel terrestrial network for data intensive applications. We also believe that our combination of communications services, including our own network of LEO satellites and supporting ground infrastructure, as well as our AIS data service and our transportation management solutions provide ORBCOMM a unique position in the emerging M2M, telematics and global supply chain management businesses. This provides us with a number of competitive advantages that we believe will help promote our success, including the following:

•

Established global satellite network and proven technology.    We believe our global satellite network and technology enable us to offer superior products and services to the end-users of our communications system in terms of comprehensive coverage, reliability and compatibility. Our global satellite network provides worldwide coverage, including in international waters, allowing end-users to access our communications system in areas outside the coverage of terrestrial networks, such as cellular, paging, and other wireless networks. Our proven technology offers full two-way M2M data communication (with acknowledgement of message receipt) with minimal line-of-sight limitations and no performance issues during adverse weather conditions, which distinguishes us from other satellite communications systems. Our primary satellite orbital planes contain five to eight satellites each providing built-in system redundancies in the event of a single satellite malfunction. In addition, our satellite system uses a single global technology standard and eliminates the need for multiple network agreements and versions of hardware and software. Finally, ORBCOMM’s technology expansion and enhancements are designed to be backwards compatible and not susceptible to technology migrations and network “sunsetting” that has, in the past, rendered other network communications devices obsolete.

•

Low cost structure.    We have a significant cost advantage over any potential new LEO satellite system competitor with respect to our current satellite constellation, because we acquired the majority of our current network assets from ORBCOMM Global L.P., referred to as the Predecessor Company, and its subsidiaries out of bankruptcy for a fraction of their original cost. In addition, because our LEO satellites are relatively small and deployed into low-Earth orbit, the replenishment of the constellation is less expensive and easier to launch and maintain than larger LEO satellites and large geostationary satellites. We believe that we have less complex and less costly ground infrastructure and subscriber communication equipment than other satellite communications providers. Our low cost satellite system architecture enables us to provide global two-way wireless narrowband data communication services to end-users at prices that we believe are the lowest in the industry for global connectivity.

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

•

Key distribution and OEM customer relationships.    Our strategic relationships with key distributors and OEMs have enabled us to streamline our sales and distribution channels and shift much of the risk and cost of developing and marketing applications to others. We have established strategic relationships with key service providers, such as I.D. Systems /Asset Intelligence, XATA Corporation, a leading provider of tracking solutions for the trucking industry, including to Penske Corporation, the leading truck leasing company in the United States, and major OEMs, such as Caterpillar, Hitachi, Komatsu, and Volvo. We believe our close relationships with these distributors and OEMs allows us to work closely with them at all stages of application development, from planning and design through implementation of our M2M data communications services, and to benefit from their industry-specific expertise. By fostering these strong relationships with distributors and OEMs, we believe that once we have become so integrated into our customer’s planning, development, and implementation process, and their equipment, we anticipate it will be more difficult to displace us or our communication services. In addition, the fixed and mobile assets which are tracked, monitored, controlled, and communicated with by these customers generally have long useful lives and the cost of replacing our communications equipment with an alternative service provider’s equipment could be prohibitive for a large numbers of assets.

•

Reliable, low cost subscriber communicators.    There are currently two independent third party manufacturers that build subscriber communicators for our network — Quake Global, Inc. (“Quake”) and Digi International Inc. (“Digi”). The cost of communications components necessary for our subscriber communicators to operate in the VHF band is relatively low as they are based on readily available FM radio components. Dual-mode devices are being built that combine other communication technologies with satellite technology and will be offered to the market at what we believe will be competitive prices.

•

Solutions and technology provider. We can provide customers with complete end-to-end solutions focused on “cold chain” management to proactively monitor, manage and remotely control refrigerated transport assets using cellular and satellite wireless technology. These solutions can be used by customers to monitor and control other non-refrigerated transportation and intermodal assets. These solutions can also be used by us to create a global technology platform to transfer capabilities across new and existing vertical markets and deliver complementary products to our channel partners and resellers worldwide. We believe this will help drive new subscribers to our global communications network. We also expect to leverage these capabilities with other resellers to continue to drive down development cycle time and enhance the end user experience, and build on benefits from our new satellite constellation.

Our Strategy

Our strategy is to leverage our business strengths and key competitive advantages to increase the number of, and revenue generated by, subscriber communicators activated on our M2M data communications system, both in existing and new markets. We believe that the service revenue associated with each additional subscriber communicator activated on our communications system will more than offset the low incremental cost of adding such subscriber communicator to our system and, as a result, positively impact our results of operations. We also provide services through major cellular providers’ reseller agreements allowing customers to utilize other networks offering GSM and CDMA technologies to be integrated into their applications. We plan to continue to target multinational companies and government agencies to increase our penetration of what we believe is a significant and growing addressable market. Additionally, we will continue our efforts to expand our AIS satellite service customer base in the near term in order to capitalize on our satellite-based system for AIS services. To achieve our objectives, we are pursuing the following business strategies:

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

•

Expand our international markets.    Our international growth strategy is to open new markets outside the United States by obtaining regulatory authorizations and developing markets for our M2M data communications services to be sold in regions where the market opportunity for our OEM customers and resellers is greatest. We are currently authorized to provide our data communications services in over 100 countries and territories in North America, Europe, South America, Asia, Africa, and Australia, directly or indirectly through our multiple international licensees and country representatives. We are currently working with IVARs who, generally, subject to certain regulatory restrictions, have the right to market and sell their applications anywhere our communications services are offered. We seek to enter into agreements with strong distributors in each region. Our regional distributors, which include subsidiary companies, country representatives and international licensees, obtain the necessary regulatory authorizations and develop local markets directly or by recruiting local VARs. In some international markets where distribution channels are in the early stages of development, we seek to bring together VARs who have developed well-tested applications with local distributors to create localized solutions and accelerate the adoption of our M2M data communications services. In addition, we have made efforts to strengthen the financial positions of certain of our regional distributors, including several who were former licensees of the Predecessor Company left weakened by its bankruptcy, through restructuring transactions whereby we obtained greater operating control over such regional distributors. We believe that by strengthening the financial condition of, and our operating control over, these established regional distributors, they will be better positioned to promote and distribute our products and services and enable us to achieve our market potential in the relevant regions.

•

Further reduce subscriber communicator costs and improve functionality of communicators.    We are working with our subscriber communicator manufacturers to further reduce the cost of our subscriber communicators, as well as to develop technological advances, including further reductions in size, improvements in power management efficiency, increased reliability, and enhanced capabilities to capitalize on our investment in our next-generation satellites. Our ability to offer our customers less expensive subscriber communicators that are smaller, more efficient and more reliable is key to our ability to provide a complete low cost solution to our customers and end-users. Additionally, some suppliers have been developing a dual-mode device that will allow customers to integrate both a satellite and terrestrial communication component into a single device.

•

Reduce network latency.    We expect to reduce the time lags in delivering messages and data, or network latency, in most regions of the world following the successful launch of our next-generation satellites. We believe this will improve the quality and coverage of our system and enable us to increase our customer base.

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

•

Expand AIS services.    The two AIS microsatellites we operate have been providing full commercial AIS data service to us since December 2011 and February 2012. In addition, all of our 18 next-generation satellites currently under construction will have AIS capability. AIS is a shipboard broadcast system that transmits a vessel’s identification and position to aid navigation and improve maritime safety. Current terrestrial-based AIS systems provide only limited shore coverage and are not able to provide global open ocean coverage. Using our satellite communications system, customers have access to AIS data with coverage over open oceans well beyond coastal regions in a cost effective and timely fashion. Further, we intend to continue working with system integrators and maritime information service providers for value-added service and to facilitate the sales and distribution of AIS data. We will continue to work with additional candidates to address the various market sectors for AIS data.

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

•

Providing solutions and reducing time-to-market with technology investments. We invest in products and services to provide customers with complete end-to-end solutions to proactively monitor, manage and remotely control their refrigerated and other transport assets. We intend to market the services through direct and indirect sales channels as well as leverage our international distribution channels to introduce these solutions to markets outside of North America, greatly expanding the addressable market reach. We will continue to invest in the products and services to further our competitive technology advantage in asset management solutions and leverage our relationships, scale and purchasing volumes to improve manufacturing efficiencies and reduce costs. We endeavor to use these solutions and subsequent investments in solutions and communications technology to create global technologies that can be transferred across new and existing vertical markets and deliver complementary services and products to our channel partners and resellers worldwide to drive new subscribers to our global communications network.

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

Market Opportunity

Commercial transportation and supply chain management

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

We expect to leverage our investment in AIS technology to resell AIS data collected by our network to other maritime services and governmental agencies which had been interrupted with the loss of our last quick-launch satellite towards the end of the fourth quarter of 2010. Further expansion of the AIS business had been driven by our AIS distribution agreements for commercial purposes, with resellers which are being reestablished with the successful deployment of the two new AIS microsatellites. We will continue to seek to expand our commercial activities with additional distribution partners in the future.

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

For our satellite-based data and terrestrial-based cellular communications services, we market to end users directly as well as utilize a cost-effective sales and marketing strategy of partnering with resellers such as VARs, IVARs and country representatives. These resellers, which are our direct customers, market to end users.

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

We also resell satellite services provided by a large geostationary satellite provider.

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

Transportation products and services

We provide customers complete end-to-end solutions to proactively monitor, manage and remotely control their refrigerated and other transport assets, including refrigerated trailers, rail cars and containers, generators that power refrigerated trailers (“gensets”), non-refrigerated trailers, rail cars, containers and inter-modal containers as well as chassis. The technology consists of remote data gathering devices and sensors that collect, measure, record or otherwise gather data about the assets or their environment; a communications network that is utilized to transmit data from the remote device to the back office application; and a back office application or user interface which allows the collection, analysis and dissemination of the data collected.

We derive product revenue from the initial and on-going sale of hardware that gathers and transmits data from remote assets. We also derive subscription based monthly recurring revenue from customers based on the use of the communications network.

The following table sets forth selected customers, representative applications and the benefits of such applications for each of our addressed markets:

Market	Select Customers/End-Users	Representative Applications	Key Benefits
Commercial transportation	• ID Systems • Volvo Construction Equipment • XATA Corporation • Locus Traxx	• Position, speed and heading reporting • Units diagnostic monitoring • Compliance/tax reporting • Cargo monitoring • Refrigerated systems control • Boundary (geofencing) notification	• Improve fleet productivity and profitability • Enable efficient, centralized fleet management • Ensure safe delivery of shipping cargo • Allow real-time tracking of unit maintenance requirements

Heavy equipment	• Caterpillar, Inc. • Hitachi Construction. Machinery Co., Ltd • Komatsu Ltd. • Volvo Construction Equipment • Doosan Infracore America	• Position reporting • Unit diagnostic monitoring • Usage tracking • Emergency notification	• Improve fleet productivity and profitability • Allow OEMs to improve planning and scheduling of preventative maintenance and spare parts needs of their customers

Fixed asset monitoring	• American Innovations, Ltd. • Automata, Inc. • ID Systems • Pioneer Hi-Bred International • High Tide Technologies	• Unit diagnostic monitoring • Usage tracking • Systems control • Automated meter reading • Cathodic Protection • Irrigation monitoring • Flow monitoring	• Provide method for managing, controlling, and collecting data from remote sites • Improve maintenance services productivity and profitability

Marine vessels	• Recreational boaters* • Skymate, Inc. • Atlantic Electronics • Commercial fishing fleets	• Position reporting • Two-way messaging • Unit diagnostic monitoring • Weather reporting	• Ensure vessel compliance with regulations • Create a low cost information channel to disseminate critical weather and safety information • Sea surface temperature reporting

Market	Select Customers/End-Users	Representative Applications	Key Benefits

Refrigerated Transportation	• Prime • CR England • Maersk Line • Hapag-Lloyd	• Remote refrigeration monitoring management and control • Inventory management and control • Asset utilization and fuel management systems	• Temperature compliance • Improved operational efficiencies and fuel savings • Food safety, quality and regulatory compliance

Government and homeland security/AIS	• National Oceanic and Atmospheric Administration* • NATO* • Lloyd’s List Intelligence. • IHS Global Ltd.	• Container tracking • Environmental monitoring • Satellite-based Automatic Identification System (AIS) data services • Border monitoring • Vehicle tracking • Vessel Tracking	• Provide efficient monitoring of changing environmental conditions • Address increasing need to monitor vessels in U.S. waters • Minimize security threats and secure border

*	Represents an end-user from which we directly derive revenue through VARs or other resellers.

Subscriber communicators

Our subsidiaries ORBCOMM Japan and StarTrak, market and sell subscriber communicators directly to our customers. We also earn a one-time royalty fee from third parties for the use of our proprietary communications protocol, which enables subscriber communicators to connect to our M2M data communications system. To ensure the availability of subscriber communicators having different functional capabilities in sufficient quantities to meet demand, we have provided extensive design specifications and technical and engineering support to our manufacturers. In addition, because we maintain backwards compatibility, subscriber communicators produced by former manufacturers are still in use with our system today.

Wireless subscriber identity modules (SIMS)

Our subsidiary, ORBCOMM Terrestrial LLC, markets and sells cellular wireless subscriber identity modules, or SIMS, which are purchased from the cellular wireless providers and sold to resellers.

Customers

We market and sell our products and services directly to OEM and government customers and end-users and indirectly through VARs, IVARs, international licensees and country representatives. In 2011, Komatsu, Caterpillar and Hitachi accounted for 14.7%, 21.7% and 10.2% of our revenues for fiscal 2011, respectively.

Revenues in Foreign Geographic Areas

Revenues in Japan represented approximately 16%, 14% and 10% of our consolidated revenues in 2011, 2010 and 2009, respectively. No other foreign geographic area accounted for more than 10% of our consolidated revenues.

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

In territories with multiple countries, it is typical for our international licensees to appoint country representatives. Country representatives are sub-licensees within the territory. They perform tasks assigned by the international licensee. In return, the international licensees are responsible for, among other things, obtaining the necessary regulatory approvals to provide our services in their designated regions, marketing and distributing our services in such regions and could include maintaining the necessary gateway earth stations within their designated regions.

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

We have entered into or are negotiating new service license or country representative agreements with several international licensees and country representatives, respectively, including former licensees of the Predecessor Company and new groups consisting of affiliates of former licensees of the Predecessor Company. Until new service license agreements are in place, we will operate in those regions where a licensee has not been contracted either pursuant to letters of intent entered into with such licensee or pursuant to the terms of the original agreements with the Predecessor Company, as is currently the case in Morocco. There can be no assurance we will be successful in negotiating new service license or country representative agreements.

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

Geostationary satellite service providers

Geostationary satellite system operators can offer services that compete with ours. Certain pan-regional or global systems (operating in the L or S bands), such as Inmarsat plc, are designed and licensed for mobile high-speed data and voice services. However, the equipment cost and service fees for narrowband, or small packet, data communications with these systems is significantly more expensive than for our system. Some companies, such as the OmniTracs subsidiary of QUALCOMM Incorporated, which uses SES’s satellites (operating in C and Ku bands), have developed technologies to use their bandwidth for mobile applications. We believe that the equipment cost and service fees for narrowband data communications using these systems are also significantly higher than ours, and that these geostationary providers cannot offer global service with competitive communications devices and costs. In addition, these geostationary systems have other limitations, such as requiring a clear line of sight between the communicator equipment and the satellite, are affected by adverse weather or atmospheric conditions, and are vulnerable to catastrophic single point failures of their satellites with limited backup options. We have an agreement to resell satellite airtime service provided by a geostationary satellite operator.

Research and Development

We are able to minimize our research and development costs by leveraging the investments made by our VARs and IVARs. See “Sales, Marketing and Distribution”. We have incurred no research and development costs in 2011 and 2010.

Backlog

We have “pre-bill backlog”, which represents subscriber communicators activated at the customer’s request for testing prior to putting the units into actual service, was 75,862 units as of December 31, 2011, as compared with a pre-bill backlog of 50,381 as of December 31, 2010. We believe that the majority of units that comprise our pre-bill backlog will be billable within a one-year period. We are not able to determine pre-bill backlog in dollars because the service costs for each subscriber communicator varies by customer.

Orbcomm Communications System

Overview

Our data communications services are provided by our proprietary two-way satellite system, which is designed to provide “near-real-time” and “store-and-forward” communication to and from both fixed and mobile assets around the world. We also provide terrestrial cellular wireless data communications services through reseller agreements with cellular wireless providers. In addition, we provide AIS data services and high-performance, vertically integrated wireless information technology applications and solutions for the global transportation and maritime markets.

Our system has four operational components:

•

The space component, which consists of a constellation of 27 operational satellites for M2M data, in multiple orbital planes between 435 and 550 miles above the Earth (four primary planes of five to eight satellites each) operating in the VHF band and leased capacity on two AIS microsatellites operating in two orbital planes (one polar plane and one equatorial plane);

•

The ground and control component, which consists of fifteen gateway earth stations, two AIS data reception earth stations, with a third AIS data reception earth station under construction, three regional gateway control centers, a network control center in Dulles, Virginia including a redundant backup control center in the state of Washington, through which data sent to and from satellite subscriber communicators are routed, including a communications node for terrestrial services through which data sent to and from terrestrial units are routed;

•

The subscriber component, which consists of satellite subscriber communicators and cellular terrestrial units, or wireless modems incorporating SIMS used by end-users to transmit and receive messages to and from their assets and our system; and

•

The end-user component, which consists of AIS data services and wireless GPS tracking, monitoring, two way command and control, analytics for fleets of refrigerated trailers, trucks and railcars. Specialized data feeds are established through our application gateway interface to third party dispatch systems and proprietary customer software applications to provide customers data and analytics from telematics products and specialized sensors.

For most applications using our system, data is generated by end-user developed software and is currently transferred to either a subscriber communicator, or a GPRS-based wireless device using a SIM on the cellular provider’s wireless network. In the case of the satellite subscriber communicator selection, data is encapsulated and transmitted to the next satellite that comes into view. The data is then routed by the satellite to the next gateway earth station it successfully connects to, which in turn forwards it to the associated gateway control center. Within the gateway control center, the data is processed and forwarded to its ultimate destination after acknowledgement to the satellite subscriber communicator that the entire data message content has been received. In the case of the cellular device, a message is routed through the cellular provider’s wireless network “Gateway GPRS Support Node” (GGSN), to the associated ORBCOMM Access Point Name (APN) located within the gateway control center, and forwarded to its ultimate destination in real time. The destination may be another subscriber communicator, a corporate resource management system, any personal or business Internet e-mail address, a pager or a text message-capable cellular phone. In addition, data can be sent in the reverse direction (a feature which is utilized by many applications to remotely control assets).

When a satellite is in view of and connected to a gateway earth station at the time it receives data from a subscriber communicator, a transmission is initiated to transfer the data in what we refer to as “near-real-time” mode. In this “near-real-time” mode, the data is passed immediately from a subscriber communicator via a satellite to a gateway earth station that transmits the message to the appropriate control center for routing to its final destination. When a satellite is not immediately in view of a gateway earth station, the satellite switches to a store-and-forward mode to accept data in “GlobalGram” format. GlobalGrams are short messages (consisting of data of up to approximately 120 bytes) and are stored in a satellite until it can connect through a gateway earth station to the appropriate control center. The automatic mode-switching capability between near-real-time service and GlobalGram service allows the satellite network to be available to satellite subscriber communicators worldwide regardless of their location.

End-user data can be delivered by the gateway control center in a variety of formats. Communications options include private and public communications links to the control center, such as standard Internet, dedicated telecommunications company circuits, and VPN-based transports. Data can also be received via standard e-mail protocols with full delivery acknowledgement as requested, or via our Internet protocol gateway interface in HTML and XML formats. Wherever possible, our system makes use of existing, mature technologies and conforms to internationally accepted standards for electronic mail and web technologies. For wireless-based applications, the ORBCOMM and cellular providers, APN provides the flexibility for developers to control the end-to-end connectivity as needed for the application, using customizable TCP, UDP, and SMS services. This allows existing legacy applications to be retrofit and completely new system designs to be implemented to integrate existing as well as new end-user business applications.

End-user solutions include products and services that provide GPS tracking, monitoring, and full two-way control for the transportation industry including refrigeration units, rail cars, generators, trailers and containers. We are formally approved by both Carrier Transicold and Thermo King as a licensed provider of two-way communications solutions that are fully integrated with their refrigerated unit microprocessors. The StarTrak network also provides for data integration with customer shipping system, leading to state-of-the-art integration of shipment planning, real-time GPS location and asset condition status. The network delivers immediate alarm notifications via cell phone SMS messaging and/or e-mail to local responsible parties identified on the dispatch order. Ultimately, the networks powerful centralized management and distributed notification capabilities provide customers assurance that their shipment arrives at destination, at specified quality levels.

System Status

Next-Generation Satellite Launch

On May 5, 2008, we entered into a procurement agreement with Sierra Nevada Corporation (“SNC”) to construct our eighteen low-earth-orbit next-generation satellites. SNC will also provide launch support services, a test satellite (excluding the mechanical structure), a satellite software simulator and the associated ground support equipment. The total contract price is $117.0 million, subject to reduction upon failure to achieve certain in-orbit operational milestones with respect to the Initial Satellites or if the pre-ship reviews of each shipset are delayed more than 60-120 days after the specified time periods described below. We have agreed to pay SNC up to $1.5 million in incentive payments for the successful operation of the initial eighteen satellites five years following the successful completion of in-orbit testing for the third shipset of eight satellites.

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

On August 23, 2011, we entered into an amendment to the procurement agreement which amends certain terms of the procurement agreement dated May 5, 2008 and supplements or amends five separate task order agreements.

The amendment modifies the milestone payment schedule under the procurement agreement but does not change the total contract price (excluding optional satellites and costs under the task order agreements) of $117 million and indefinitely extends the deadline to exercise options at a cost plus fixed fee basis to order additional next-generation satellites if the market demands such an increase or if lower latencies are required or to mitigate a launch failure. Payments under the amendment extend into the second quarter of 2014, subject to SNC’s successful completion of each payment milestone.

On August 28, 2009, we entered into commercial launch services agreement (the “LSA”) with Space Exploration Technologies Corp. (“SpaceX”) pursuant to which SpaceX will provide launch services (the “Launch Services”) using multiple SpaceX Falcon 1e launch vehicles for the carriage into low-Earth-orbit our 18 next-generation satellites currently being constructed by SNC. Under the LSA, SpaceX will also provide us satellite-to-launch vehicle integration and support services, as well as certain related optional services. We anticipate that the Launch Services will be performed between 2012 and 2014 subject to certain rights of ours and SpaceX to reschedule any of the particular Launch Services as needed. We are in discussions with SpaceX to provide the Launch Services on multiple Falcon 9 launch vehicles in lieu of multiple Falcon 1e launch vehicles. Based on these changed circumstances, we have revised our next-generation satellite deployment plan. We currently intend to use a Falcon 9 launch vehicle to carry one next-generation satellite into orbit later this year. We expect this launch will be followed by at least two additional launches for the seventeen other next-generation satellites that SNC is currently producing.

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

AIS Satellite Deployment and License Agreement

On September 28, 2010, we entered into an AIS Satellite Deployment and License Agreement (the “AIS Satellite Agreement”) with OHB-System AG (“OHB”) pursuant to which OHB, through its affiliate Luxspace Sarl (“LXS”), would (1) design, construct, launch and in-orbit test two AIS microsatellites and (2) design and construct the required ground support equipment. Under the AIS Satellite Agreement, we obtained exclusive licenses for all data (with certain exceptions as defined in the AIS Satellite Agreement) collected or transmitted by the two AIS microsatellites (including all AIS data) during the term of the AIS Satellite Agreement and nonexclusive licenses for all AIS data collected or transmitted by another microsatellite expected to be launched by LXS.

The AIS Satellite Agreement provided for milestone payments totaling $2.0 million (inclusive of in-orbit testing) subject to certain adjustments. Payments under the AIS Satellite Agreement began upon the execution of the agreement and continued upon successful completion of each milestone through to the launch of the two AIS microsatellites In addition, to the extent that both AIS microsatellites continue to successfully operate after launch, we will pay OHB lease payments of up to $0.5 million, subject to certain adjustments, over thirty-six months. In addition, OHB was entitled to credits of up to $0.5 million to be used solely for the microsatellites AIS data license fees payable to us under a separate AIS data resale agreement. We and OHB entered into a

Memorandum of Agreement on January 1, 2012 to amend the AIS Satellite Agreement to (i) increase the milestone payments to $2.1 million in the aggregate, (ii) eliminate the $0.5 million in credit described above and (iii) increase the lease payments described above to up to $0.9 million over thirty-six months.

On October 12, 2011, the first of two AIS microsatellites was launched and was placed in service in December 2011 and is providing full commercial service. On January 9, 2012, second AIS microsatellite was launched and placed into full commercial service in February 2012.

First Generation Satellite Health

Our satellite fleet was generally put into service in the late 1990s and has an estimated operating life of approximately nine to twelve years after giving effect to certain operational changes and software updates. We believe that our satellite performance remains stable and sufficient for the use of our customers. Our satellite availability, or the percentage of time that an operational satellite is available to pass commercial traffic, was 88.8% in 2011. Twenty of the operational satellites have aggregate average availability over 99.2%. With the high probability of several satellites in view at any one time, especially in the primary coverage area, and the constant motion of the satellites, the time an operational satellite is unavailable is relatively insignificant. We consider a satellite “operational” unless it can no longer provide any communications service, and we determine that further recovery efforts are not expected to return it to service.

Due to our satellite constellation architecture, which consists of numerous independent satellites, our space component is inherently redundant and service quality is not significantly affected by an individual satellite failure, although service quality could be significantly affected by multiple satellite failures. Our system has experienced minor degradation over time, primarily due to battery capacity reduction. We have and expect to continue to develop operational procedures to minimize the impact for providing messaging services with degraded batteries.

Gateway Health

The gateway earth stations in the United States and internationally are performing well. We continue to perform hardware and software upgrades which have improved the availability of the gateway earth stations. In 2011, we completed design and testing of a new gateway modem that will improve messaging throughput. One new modem has been installed in one US GES location and additional modems will be installed in the remaining gateway earth stations in conjunction with the aforementioned upgrades. In general, our international gateway control centers are stable. Our gateway control centers all regularly exceeded 98% availability on a month-to-month basis.

Network Capacity

We continue to conduct analyses to investigate the utilization of our communication channels. Various metrics were used in evaluating the different elements of the communication protocol. The efficiency of the satellites’ random access subscriber receivers is measured as a ratio of successfully received inbound communication packets to the number of assignments made to subscriber communicators. From 2006 through 2011, a number of improvements were made to raise and maintain this performance ratio and substantial increase throughput capability. Also significant increases to the subscriber reservation capacity were made increasing reservation receiver capacity. It should be noted that failed messaging transactions do not result in lost messages, but do require subscriber communicators to re-initiate message transmissions, which could translate into message delays.

Regulation of Our System in the United States

FCC authorization

Any entity seeking to construct, launch, or operate a commercial satellite system in the United States must first be licensed by the U.S. Federal Communications Commission (“FCC”). ORBCOMM License Corp., a wholly owned subsidiary of ours, holds the satellite constellation license originally issued to ORBCOMM Global L.P. in 1994 (which we refer to as the Space License). ORBCOMM License Corp. also holds additional FCC licenses to: (1) operate four United States gateway earth stations; and (2) deploy and operate up to 1,000,000 satellite subscriber communicators in the United States.

The current Space License authorizes the continuing operation of the first generation ORBCOMM satellites, the construction, launch and operation a total of 24 ORBCOMM next-generation satellites, and any required construction, launch and operation during the term of the license of additional technically identical replacement satellites. Based on changed circumstances relating among other things to launch vehicle availability, we have an application pending before the FCC to modify our Space License to accommodate revisions to our next-generation satellite deployment plan for the eighteen next-generation satellites that SNC is currently producing.

We believe that our system is currently in full compliance with all applicable FCC rules, policies, and license conditions. We also believe that we will continue to be able to comply with all applicable FCC requirements, but we cannot assure you that it will be the case. Although the FCC has been positively disposed thus far towards granting our applications for license modifications, there can be no assurance that the FCC will in fact grant our currently pending application to modify the Space License to accommodate our revised next-generation satellite deployment plan. Additionally, there can be no assurance that, to the extent that any other modification of our FCC licenses may be required in the future to address changed circumstances, that any related FCC applications we may file will be granted on a timely basis, or at all. If the FCC revokes or fails to renew our FCC licenses, or does not grant any future application we file to modify one or more of our licenses, or if we fail to satisfy any of the conditions of our FCC licenses, any such circumstance could have a material adverse impact on our business. Finally, our business could be adversely affected by the adoption of new laws, policies or regulations, or changes in the interpretation or application of existing laws, policies and regulations that modify the present regulatory environment.

License renewal

Our Space License renewal application was granted by the FCC on March 21, 2008, extending the term of the Space License until April 2025. The current FCC licenses for the United States gateway earth stations and subscriber communicators expire on May 17, 2020 and June 12, 2020, respectively, and the renewal applications must be filed between 30 and 90 days prior to expiration. Although the FCC has been positively disposed thus far towards granting our applications for license renewals, there can be no assurance that the FCC will in fact renew our FCC licenses in the future.

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

Equipment standards

Each manufacturer of the applicable subscriber communicator is contractually responsible to obtain and maintain the governmental authorizations necessary to operate their subscriber communicators in each jurisdiction. Most countries generally require all radio transmission equipment used within their borders to comply with operating standards that may include specifications relating to required minimum acceptable levels for radiated power, power density and spurious emissions into adjacent frequency bands not allocated for the intended use. Technical criteria established by telecommunications equipment standards issued by the FCC and/or the European Telecommunications Standards Institute, or ETSI, are generally accepted and/or closely duplicated by domestic equipment approval regulations in most countries. To the best of our knowledge, all current models of subscriber communicators comply with established FCC and ETSI standards.

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

Employees

As of December 31, 2011, we had 136 full-time employees. Our employees are not covered by any collective bargaining agreements and we have not experienced a work stoppage since our inception. We believe that our relationship with our employees is good.

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

Executive Officers of the Registrant

Certain information regarding our executive officers is provided below:

Name	Age	Position(s)
Marc J. Eisenberg	45	Chief Executive Officer and President
Robert G. Costantini	52	Executive Vice President and Chief Financial Officer
John J. Stolte, Jr.	52	Executive Vice President — Technology and Operations
Christian G. Le Brun	44	Executive Vice President and General Counsel
Brian J. Bell	45	Executive Vice President — Sales and Marketing

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

Brian J. Bell is our Executive Vice President, Sales and Marketing, a position he has held since July 1, 2009. From 2007 to 2009, he served as Regional Head of Sales for British Telecom, where he was responsible for strategy, development and management of their Global Partners sales organization in North America. From January 2004 to September 2007, Mr. Bell was Executive Director of Sales with Verizon Business where he managed a sales and support organization responsible for some of Verizon’s largest and most complex accounts including IBM, CSC, Northrop Grumman and the Federal Aviation Administration. From 1996-2004, Mr. Bell held various senior management roles at IBM, Winstar Communications and Internap where he successfully developed large account sales teams, global distribution alliances and channel marketing programs with an emphasis on launching new business initiatives and developing new geographic markets. Mr. Bell started his career in 1990 at MCI Communications, where he held positions of increasing responsibility in finance and sales management.

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

Risks Relating to Our Business

Ongoing global economic instability and uncertainty could adversely affect us.

The current climate of global economic instability and uncertainty negatively impacts customer confidence, increases market volatility and continues to impair general business activity. If these conditions continue or worsen, risks to us include:

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

Our business plan depends on both increased demand for wireless M2M and AIS data communications products and services and our ability to successfully implement it.

Our business plan is predicated on growth in demand for M2M and AIS data services. Demand for such data products and services may not grow, or may even contract, either generally or in particular geographic markets, for particular types of services or during particular time periods. A lack of demand could impair our ability to sell products and services, develop and successfully market new products and services and could exert downward pressure on prices. Any decline in prices would decrease our revenues and profitability and negatively affect our ability to generate cash for investments and other working capital needs.

Our ability to successfully implement our business plan will also depend on a number of other factors, including:

•	our ability to maintain and limit the effects of degradation of the health, capacity and control of our existing satellite network;

•

the ability of our vendors to successfully complete the design, build and launch of our next-generation satellites and related ground infrastructure, products and services and, once launched, our ability to maintain the health, capacity and control of such satellite constellation;

•	the level of market acceptance and demand for our products and services, including our recently re-established AIS service;

•	our ability to introduce innovative new products and services that satisfy market demand, including new service offerings on our next-generation satellites and dual-mode products and services;

•	our ability to sell our products and services in additional countries;

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

We have had annual net losses since our inception, including a net loss of less than $0.1 million for fiscal year 2011 and at December 31, 2011, we had an accumulated deficit of $76.6 million. Our future results will continue to reflect significant operating expenses, including expenses associated with expanding our sales and marketing efforts, maintaining the infrastructure to operate as a public company and the maintenance of existing gateway earth stations and satellite network ground facilities. As a result, we may incur additional operating losses and net losses in the future. The continued development of our business also will require additional capital expenditures for, among other things, the development, construction, launch and insurance for our next-generation satellites, and costs relating to the installation of additional gateway earth stations and associated satellite network ground facilities around the world, as well as the maintenance of existing gateway earth stations and satellite network ground facilities that we own and operate. Accordingly, as we make these capital investments, our future results will include greater depreciation and amortization expense which reflect the full cost of acquiring these new assets.

In order to achieve and maintain profitability, we must continue to increase revenue. Revenue will depend on the success of our resellers and acceptance of our products and services by end-users in current markets, as well as in new geographic and industry markets. We may not be able to sustain such profitability, if achieved.

We may need additional capital to complete our capital expenditure plans or to pursue additional growth opportunities, which may not be available to us when we need it on favorable terms, or at all. Our next-generation satellites or launch vehicles may not be completed on time, and the costs associated with the satellites or launch vehicles may be greater than expected.

If our future cash flows from operations are insufficient or if our capital expenditures exceed our spending plans, either in terms of aggregate amount or timing, our existing sources of liquidity, including cash and cash equivalents on hand, availability under our line of credit facility with Sierra Nevada Corporation (“SNC”) in the amount of up to $20 million (the “Facility”) and cash generated from sales of our products and services may not be sufficient to fund our anticipated operations, capital expenditures (including the deployment of additional satellites), working capital and other financing requirements. If we continue to incur operating losses in the future, we may need to reduce further our operating costs or obtain alternate sources of financing, or both, to remain viable and, in particular, to fund the design, construction, launch and insurance for our next-generation satellites. We cannot assure you that we will have access to additional sources of capital on favorable terms or at all.

We estimate that the aggregate costs associated with the design, building launch and insurance of our next-generation satellites and related infrastructure upgrades could be approximately $200 million, of which approximately $52 million has been paid. We may not complete our next-generation satellites and related infrastructure, products and services on time, on budget or at all. The design, manufacture and launch of satellite systems are highly complex and historically have been subject to delays and cost overruns. The deployment of our next-generation satellites may suffer from delays, interruptions or increased costs due to many factors, some of which may be beyond our control, including:

•	lower than anticipated internally generated cash flows;

•	the failure to maintain our ability to make draws under the Facility;

•	engineering or manufacturing performance falling below expected levels of output or efficiency;

•	denial or delays in receipt of regulatory approvals or non-compliance with conditions imposed by regulatory authorities;

•	the breakdown or failure of equipment or systems;

•	non-performance by third-party contractors, including the prime system contractor, the launch services provider and associated subcontractors;

•	the inability to license necessary technology on commercially reasonable terms or at all;

•	use of a new or unproven launch vehicle or the failure of the launch services provider to sustain its business;

•	launch delays or failures or in-orbit satellite failures once launched or the decision to manufacture additional replacement satellites for future launches;

•	labor disputes or disruptions in labor productivity or the unavailability of skilled labor;

•	changes in project scope;

•	additional requirements imposed by changes in laws; and

•	severe weather or catastrophic events such as fires, earthquakes, storms or explosions.

If any of the above events occur, they could have a material adverse effect on our ability to continue to deploy our next-generation satellites and related infrastructure, products and services.

In addition, there can be no assurance that our internally generated cash flows will meet our current expectations or that we will not encounter increased costs. Among other factors leading to the uncertainty over our internally generated cash flows is the future demand for our AIS service or the products and services of our newly acquired businesses may be priced lower than our expectations. If available funds from the Facility and internally generated cash flows are less than we expect, our ability to maintain our network, design, build and launch our next generation satellites and related ground infrastructure, develop new products and services, and pursue additional growth opportunities may be impaired, which could significantly limit the development of our business and impair our ability to provide a commercially acceptable level of service.

If we fail to satisfy the ongoing borrowing conditions of the Facility, we may need additional capital to complete our capital expenditure plans.

We may need to use borrowings under the Facility to partially fund the construction of our next-generation satellites. Our ability to continue to draw funds under the Facility over time will be dependent on the satisfaction of borrowing conditions, including:

•	compliance with the covenants under the Facility;

•	accuracy of the representations we make under the Facility; and

•	compliance with the other terms of the Facility, including the absence of events of default.

Some of these borrowing conditions are outside of our control. If we do not continue to satisfy the borrowing conditions under the Facility, we may need to find other sources of financing and there can be no assurance that we would have access to other sources of financing on acceptable terms, or at all.

If we default under the Facility while amounts borrowed, if any, remain outstanding, SNC may require immediate repayment in full of amounts borrowed or foreclose on our assets.

The Facility contains events of default, including:

•	non-compliance with the covenants under the Facility;

•	cross-default with other indebtedness of at least $1,000,000;

•	insolvency;

•	breach or default of loan documents;

•	breach or default of our Procurement Agreement with SNC; and

•	a determination by SNC that we have experienced a material adverse change in our business.

Some of these events of default are outside of our control. If we experience an event of default, SNC may require repayment in full of all principal and interest outstanding under the Facility. If we fail to repay such amounts, SNC may foreclose on the assets we have pledged under the Facility, which includes the first nine next-generation satellites and our accounts receivables.

We incur significant costs as a result of operating as a public company, and our management devotes substantial time to compliance requirements.

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

If end-users do not accept our services and the applications developed by VARs and us, or we cannot obtain or maintain the necessary regulatory approvals or licenses for particular countries or territories, we will fail to attract new customers and our business will be harmed.

Our success depends on end-users accepting our services, the applications developed by VARs and us, and a number of other factors, including the technical capabilities of our system, the availability of low cost subscriber communicators, the receipt and maintenance of regulatory and other approvals in the United States and other countries and territories in which we operate, the price of our services and the extent and availability of competitive or alternative services. We may not succeed in increasing revenue from the sale of our products and services to new and existing customers. Our failure to significantly increase the number of end-users will harm our business.

Our business plan assumes that potential customers and end-users will accept certain limitations inherent in our satellite communications system. For example, our satellite system is optimized for small packet, or narrowband, data transmissions, is subject to certain delays in the relay of messages, referred to as latencies, and may be subject to certain line-of-sight limitations between our satellites and the end-user’s subscriber communicator. In addition, our satellite system is not capable of handling voice traffic. Certain potential end-users, particularly those requiring full time, real-time communications and those requiring the transmission of large amounts of data or voice traffic, may find such limitations unacceptable. Furthermore, current satellite-based AIS signal reception systems may not receive all AIS transmission signals on AIS equipped vessels in a given day due to signal collisions and co-channel interference of AIS transmissions, particularly in areas with a high density of AIS equipped vessels such as ports.

In addition to the limitations imposed by the architecture of our satellite communications system, our failure to obtain the necessary regulatory and other approvals or licenses in a given country or territory will preclude the availability of our services in such country or territory until such time, if at all, that such approvals or licenses can be obtained. Certain potential end-users requiring messaging services in those countries and territories may find such limitations unacceptable.

We face competition from existing and potential competitors in the telecommunications industry, including numerous terrestrial and satellite-based network systems with greater resources, which could reduce our market share and revenues.

Competition in the telecommunications industry is intense, fueled by rapid, continuous technological advances and alliances between industry participants seeking to capture significant market share. We face competition from numerous existing and potential alternative telecommunications products and services provided by various large and small companies, including sophisticated two-way satellite-based data and voice communication services and next-generation digital cellular services, such as GSM, 3G, 4G and LTE, which has influenced the price at which our VARs and other service providers offer our communications services. The provision of satellite and terrestrial based data services and products are subject to downward price pressure to expand their respective market share. Recently, competition from Iridium, Inmarsat and, to a lesser extent, Globalstar and Thuraya, four competing global satellite communication services operators, has been increasing with respect to satellite low speed data service. In addition, a continuing trend toward consolidation and strategic alliances in the telecommunications industry could give rise to significant new competitors, and foreign competitors may benefit from government subsidies, or other protective measures, afforded by their home countries. Some of these competitors may provide more efficient or less expensive services than we are able to provide, which could reduce our market share and adversely affect our revenues and business.

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

We have a limited operating history with respect to developing and growing our business organically and through acquisitions. In 2011 we re-commenced the commercialization of our satellite-based AIS service, which had been interrupted, and purchased new technologies and assets providing end-user solutions. These factors make it difficult to evaluate your investment in us.

In late 2011, we re-commenced the commercialization of our satellite-based AIS service. In mid-2011 and early 2012, we expanded our business with technologies purchased from Alanco Technologies and PAR Technology, respectively. Our prospects and ability to implement our current business plan, including our ability to generate revenues and positive operating cash flows, will depend on our ability to, among other things:

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

•

successfully integrate our recent acquisitions of technology, transfer their capabilities across new and existing vertical markets and drive new subscribers to the Company’s global communications network while accelerating the growth of their suite of products by adding scale in manufacturing and service delivery; and

•

successfully attract and maintain manufacturers that provide for the timely design, manufacture and distribution of subscriber communicators in sufficient quantities, with appropriate functional characteristics and at competitive prices, for various applications.

Given our limited operating history, there can be no assurance that we will be able to achieve these objectives or develop a sufficiently large revenue-generating customer base to achieve and maintain profitability.

Our success in generating sufficient cash from operations to fund a portion of the cost of constructing, launching and insuring our next-generation satellites will depend in part on the market acceptance of our AIS service, which may not occur.

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

We rely on third parties, and our subsidiaries, to market and distribute our services to end-users. If these parties are unwilling or unable to provide applications and services to end-users, our business will be harmed.

We rely on VARs to market and distribute our services to end-users in the United States, and we rely on international licensees, country representatives, VARs and IVARs, outside the United States (we refer collectively here to all such parties including our subsidiaries as “resellers”). We also rely on resellers to market and distribute our AIS services. The willingness of our existing resellers, as well as potential new resellers, to engage or continue to engage in our business depends on a number of factors, including whether they perceive our services to be compatible with their business objectives, whether they believe we will successfully deploy our next-generation satellites, whether the prices they can charge end-users will provide an adequate return, and regulatory constraints, if any. We believe that successful marketing of our services will depend on the design, development and commercial availability of applications that support the specific needs of the targeted end-users. The design, development and implementation of applications require the commitment of substantial financial and technological resources on the part of these resellers. Certain resellers are, and many potential resellers will be, newly formed or small ventures with limited financial resources, and such entities might not be successful in their efforts to design applications or effectively market our services. The inability of these resellers to provide applications to end-users could have a harmful effect on our business, financial condition and results of operations. We also believe that our success depends upon the pricing of applications by our resellers to end-users, over which we have no control other than with respect to AIS services under certain circumstances.

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

Significant customers such as the AI subsidiary of I.D. Systems, Inc. (formerly a division of GE), Caterpillar, Komatsu and Hitachi, collectively, represented 53.7% and 48.9% of our revenues in 2011 and 2010, respectively, and are expected to represent a substantial portion of our revenues in the near future. As a result, the loss of any one of these customers, or decline or slowdown in the growth in business of these customers, which could occur at any time, could have a material adverse effect on our business, financial condition and results of operations. In addition, because service revenue depends either partially or entirely on the usage of the ORBCOMM System by our customers and end users, the decline or slowdown in the growth of usage patterns of these customers which could occur at any time and with or without a reduction in the number of billable subscriber communicators activated on the ORBCOMM System by such customers, could have a material adverse effect on our business, financial condition and results of operations.

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

Some of our international licensees and country representatives were also international licensees and country representatives of our predecessor company and, as a consequence of the bankruptcy of ORBCOMM Global L.P., they were left in many cases with significant financial problems, including significant debt and insufficient working capital. Certain of our international licensees and country representatives (including in Korea, Malaysia, Brazil, and to a lesser extent, Europe) have continued to experience significant material difficulties, including underperforming local sales and marketing efforts and the failure to pay us for our services. To date, several of our licensees and country representatives have had difficulty in paying their usage fees and have not paid us or have paid us at reduced rates and in cases where collectability is not reasonably assured, we have not reflected invoices issued to such licensees and country representatives in our revenues or accounts receivable. The ability of these international licensees and country representatives to pay their obligations to us may be dependent, in many cases, upon their ability to successfully restructure their business and operations or raise additional capital. In addition, we have from time to time had disagreements with certain of our international licensees related to these operational and financial difficulties. To the extent these international licensees and country representatives are unable to reorganize and/or raise additional capital to execute their business plans on favorable terms (or are delayed in doing so), our ability to offer services internationally and recognize revenue will be impaired and our business, financial condition and results of operations may be adversely affected.

As a result of these difficulties experienced by our international licensees, we have and expect to continue to acquire their operations or gateway earth stations and, where permissible, seek to maintain control of international licensees through majority ownership. Although we have implemented a strategy for the acquisition of certain independent licensees and gateway earth station operators when circumstances permit, we may not be able to continue to implement this strategy on favorable terms and may not be able to realize the additional efficiencies that we anticipate from this strategy. In some regions it is impracticable to acquire the independent gateway earth station operators either because local regulatory requirements or business norms do not permit an acquisition, because the expected revenue increase from an acquisition would be insufficient to justify the transaction, or because the independent gateway earth station operator will not sell at a price acceptable to us. In those regions, our revenue and profits may be adversely affected if those independent gateway earth station operators do not fulfill their own business plans to increase substantially their sales of services and products.

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

The development and availability on a timely basis of relatively inexpensive subscriber communicators are critical to the successful commercial operation of our system. Our subsidiaries rely on contract manufacturers to produce subscriber communicators. Our Japan subsidiary mainly relies on Quake Global, Inc. (“Quake”) as its contract manufacturer for subscriber communicators, and our StarTrak logistics management solutions subsidiary relies on a few contract manufacturers for subscriber communicators. Our customers may not be able to obtain a sufficient supply of subscriber communicators at price points or with functional characteristics and reliability that meet their needs. An inability to successfully develop and manufacture subscriber communicators that meet the needs of customers and are available in sufficient numbers and at prices that render our services cost-effective to customers could limit the acceptance of our system and potentially affect the quality of our services, which could have a material adverse effect on our business, financial condition and results of operations.

Our business may be materially and adversely affected if our subsidiaries’ relationship with these contract manufacturers is terminated or modified. If our arrangements with third party manufacturers are terminated our search for additional or alternate manufacturers could result in significant delays, added expense and an inability to maintain or expand our customer base. Any of these events could require us to take unforeseen actions or devote additional resources to provide our services and could harm our ability to compete effectively.

There are currently two manufacturers of our satellite subscriber communicators, Quake and Digi International. If our arrangements with third party manufacturers are terminated or expire, our search for additional or alternate manufacturers could result in significant delays in customers activating subscriber communicators on our communications system, added expense for our customers and our inability to maintain or expand our customer base.

We depend on recruiting and retaining qualified personnel and our inability to do so would seriously harm our business.

Because of the technical nature of our services and the market in which we compete, our success depends on the continued services of our key personnel, including certain of our engineering personnel, and our ability to attract and retain qualified personnel. The loss of the services of one or more of our key employees or our inability to attract, retain and motivate qualified personnel could have a material adverse effect on our ability to operate our business and our financial condition and results of operations. We do not have key-man life insurance policies covering any of our executive officers or key technical personnel. Competitors and others have in the past, and may in the future, attempt to recruit our employees. The available pool of individuals with relevant experience in the satellite and telematics industries is limited, and the process of identifying and recruiting personnel with the skills necessary to operate our system and our StarTrak applications services can be lengthy and expensive. In addition, new employees generally require substantial training, which requires significant resources and management attention. Even if we invest significant resources to recruit, train and retain qualified personnel, we may not be successful in our efforts.

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

We may pursue additional acquisitions, joint ventures or other strategic transactions on an opportunistic basis. We may face costs and risks arising from any such transactions, including integrating a new business into our business or managing a joint venture. These risks may include legal, organizational, financial, loss of key customers and distributors and diversion of management’s time.

In addition, if we were to choose to engage in any major business combination or similar strategic transaction, we may require or cause us to seek significant external financing in connection with the transaction. Depending on market conditions, investor perceptions of our company and other factors, we may not be able to obtain capital on acceptable terms, in acceptable amounts or at appropriate times to implement any such transaction. Any such financing, if obtained, may further dilute existing stockholders.

We may be subject to litigation proceedings that could adversely affect our business.

We may be subject to legal claims or regulatory matters involving stockholder, consumer, antitrust, intellectual property infringement and other issues. Litigation is subject to inherent uncertainties, including increases in demands for attention on our management team, and unfavorable rulings could occur. An unfavorable ruling could include money damages. If an unfavorable ruling were to occur, it could have a material adverse effect on our business and results of operations for the period in which the ruling occurred or future periods.

Our business is characterized by rapid technological change and we may not be able to compete with new and emerging technologies.

We operate in the telecommunications and telematics industries, which are characterized by extensive research and development efforts and rapid technological change. New and advanced technology which can perform essentially the same functions as our messaging and AIS service (though without global coverage), such as digital cellular networks (GSM, 3G, 4G and LTE), direct broadcast satellites, new deployed satellites of competing low-earth orbit satellite systems and other forms of wireless transmission, are in various stages of development by others in the industry. The telematics industry includes numerous companies developing technologies to compete with the products and services of our subsidiaries. These technologies are being developed, supported and rolled out by entities that may have significantly greater resources than we do. These technologies could adversely impact the demand for our products and services. Research and development by others may lead to technologies that render some or all of our services non-competitive or obsolete in the future.

Because we operate our telecommunications services in a highly regulated industry, we may be subjected to increased regulatory restrictions which could disrupt our service or increase our operating costs.

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

Our telecommunications business relies on our ability to maintain our FCC licenses.

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

Our current FCC Space License the continuing operation of the first generation ORBCOMM satellites, the construction, launch and operation a total of 24 ORBCOMM next-generation satellites, and any required construction, launch and operation during the term of the license of additional technically identical replacement satellites. Based on changed circumstances relating, among other things, to launch vehicle availability, we have an application pending before the FCC to modify our Space License to accommodate revisions to our next-generation satellite deployment plan for the eighteen next-generation satellites that SNC is currently producing.

We believe that our system is currently in full compliance with all applicable FCC rules, policies, and license conditions. We also believe that we will continue to be able to comply with all applicable FCC requirements, but we cannot assure you that it will be the case. Although the FCC has been positively disposed thus far towards granting our applications for license modifications and renewals, there can be no assurance that the FCC will in fact grant our currently pending application to modify our Space License to accommodate our revised next-generation satellite deployment plan. Additionally, there can be no assurance that, to the extent that any modification of our FCC licenses may be required in the future to address changed circumstances, that any related FCC applications we may file will be granted on a timely basis, or at all. If the FCC revokes or fails to renew our FCC licenses, or does not grant any future application we file to modify one or more of our licenses, or if we fail to satisfy any of the conditions of our FCC licenses, any such circumstance could have a material adverse impact on our business. Finally, our business could be adversely affected by the adoption of new laws, policies or regulations, or changes in the interpretation or application of existing laws, policies and regulations that modify the present regulatory environment.

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

We may obtain launch insurance for the launch of our next-generation satellites. However, any determination as to whether we procure insurance, including in-orbit and launch insurance, will depend on a number of factors, including the availability of insurance in the market and the cost of available insurance. We may not be able to obtain insurance at reasonable costs. Even if we obtain insurance, it may not be sufficient to compensate us for the losses we may suffer due to applicable deductions and exclusions. Furthermore, launch insurance does not cover lost revenue.

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

Our acquisition of the assets of StarTrak Systems and PAR Logistics Management Systems may expose us to additional risks.

We acquired substantially all of the assets of StarTrak Systems LLC and PAR Logistics Management System Corporation. The financing for these acquisitions diluted the interests of our stockholders and increased our indebtedness. In addition, these acquisitions may entail numerous other risks, including:

•	difficulties in assimilating the operations or products of the acquired assets, including the loss of key employees and disruption to our existing business;

•	diversion of management’s attention from our satellite telecommunications and AIS businesses;

•	the expenses of the transactions;

•	adverse effects on existing business relationships with suppliers and customers;

•	resistance by customers and prospects to accept the products and services acquired;

•	obsolescence of existing product designs and installed base resulting from changes in technology offered by terrestrial (cellular) carriers;

•	obstacles to development of new products and services resulting in delay or cancellation of development programs necessary to remain competitive in the telematics industry; and

•	risks of operating in markets with products, software and services in which we have limited experience;

Our failure to successfully complete the integration of the acquisitions could have a material adverse effect on our business, financial condition and operating results.

Risks Related to our Technology

New satellites are subject to launch failures, delays and cost overruns, the occurrence of which can materially and adversely affect our operations and business.

Satellites are subject to inherent risks related to failed or delayed launches and cost overruns. Cost overruns can be caused by a number of factors, including launch vehicle changes, new satellite dispenser systems and next-generation enhancements. Launch failures result in significant delays in the deployment of satellites because of the need both to construct replacement satellites, and to obtain other launch opportunities. Launch delays can be caused by a number of factors, including delays in manufacturing satellites, preparing satellites for launch, securing appropriate launch vehicles or obtaining regulatory approvals. We intend to conduct various satellite launches for our next-generation satellites to augment the existing constellation in order to expand the messaging capacity of our network and improve the service level of our network. Any launch delays, or launch failures of our additional satellites could result in delays of at least six to nine months from the date of the launch failure until additional satellites under construction are completed and their launches are achieved. Such delays and cost overruns would have a negative impact on our future growth and would materially and adversely affect our business, financial condition and results of operations.

Our satellites have a limited operating life; all of our recently launched satellites have failed and others have degraded over time resulting in increased system latencies. If we are unable to deploy replacement satellites, our services will be harmed and materially adversely affect our operations and business.

Our first-generation satellites were generally placed into orbit between 1997 and 1999. Our first-generation satellites have an average expected operating life of approximately nine to twelve years after giving effect to certain operational changes and software updates. On June 19, 2008, we launched five of the six quick-launch satellites together with our CDS in a single mission to supplement and ultimately replace our existing Plane A satellites. In addition to supplementing and replacing our first-generation satellites, these satellites were also intended to expand the capacity of our communications system. During 2008 and 2009, the CDS and three quick-launch satellites failed, and in 2010, the remaining two quick-launch satellites failed. We consider a satellite

“failed” only when it can no longer provide any communications service, and we do not intend to undertake further efforts to return it to service. Our plans to extend the operating life of our network are dependent on the health of our satellites and the failure of the CDS and the quick-launch satellites could eventually have a significant impact on the operating life of our network. These satellite failures combined with the aging of our first generation satellites have resulted in increased system latencies, which have resulted and may continue to result in our customers or potential customers delaying deployments or using a competing wireless data network.

While we expect that our current constellation to provide a commercially acceptable level of satellite messaging service through the scheduled launch of our next-generation satellites, we cannot guarantee we will be able to provide such level of service through such launches of our next-generation satellites. Also, our satellites have already exceeded their original design lives and although actual design life typically exceeds original design life the actual remaining useful lives of our satellites may be shorter than we expect. If we are unable to effectively develop and deploy our next-generation satellites before our current constellation ceases to provide a commercially acceptable level of service, for any reason, including as a result of insufficient funds, manufacturing or launch delays, launch failures, in-orbit satellite failures, inability to achieve or maintain orbital placement, failure of the satellites to perform as expected or delays in receiving regulatory approvals, or if we experience backward compatibility problems with our new constellation once deployed, we will likely lose customers and business opportunities to our competitors, resulting in a material decline in revenues and profitability as our ability to provide a commercially acceptable level of service is impaired. In addition, because we acquired a fully operational satellite constellation and communications system from ORBCOMM Global L.P. and its subsidiaries, our current senior management team has limited experience with managing the design, construction, launch, and in-orbit testing and deployment of a satellite system.

We are dependent on a limited number of suppliers to provide the payload, bus and launch vehicle for our next-generation satellites and any increased cost, delay or disruption in the supply of these components and related services will adversely affect our ability to replenish our satellite constellation and adversely impact our business, financial condition and results of operations.

In 2008, we entered into an agreement with SNC to design and manufacture 18 next-generation satellites. In 2009, we entered into a commercial launch services agreement with SpaceX to provide launch services using multiple SpaceX Falcon 1e launch vehicles for the carriage into low-Earth orbit of our 18 next-generation satellites being constructed by SNC. We are discussing terms with SpaceX to an amended launch services agreement to provide launch services on multiple Falcon 9 launch vehicles instead of multiple Falcon 1e launch vehicles. While we expect to finalize the terms of an amended launch services agreement with SpaceX prior to the first scheduled launch in 2012 for the same cost as the existing agreement, we cannot ensure that it will be the case. SpaceX has a limited operating history and limited financial resources, and the Falcon 9 rocket is a new launch vehicle with a limited launch history, which could expose us to delay, greater risk of launch failure or the need to utilize an alternate launch services provider, which could substantially increase our launch costs. Our reliance on these suppliers for their services involves significant risks and uncertainties, including whether our suppliers will provide an adequate supply of required components of sufficient quality, will charge the agreed upon prices or will perform their obligations on a timely basis. If any of our suppliers becomes financially unstable, we may have to find a new supplier. There are a limited number of suppliers for communication satellite components and related services and the lead-time required to qualify a new supplier may take several months. There are only a limited number of suppliers to launch our satellites. There is no assurance that a new supplier will be found on a timely basis, or at all, if any one of our suppliers ceases to supply their services for our satellites or cease to provide launch services.

Any delay or continuing delays in our launch schedule could adversely affect our ability to provide communications services, particularly as the health of our current satellite constellation declines, and we could lose current or prospective customers as a result of service interruptions. The loss of any of our suppliers or delay in our launch schedule or any significant increase in costs in our next-generation satellite program could have a material adverse effect on our business, financial condition and results of operations.

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

Satellites utilize highly complex technology and operate in the harsh environment of space and, accordingly, are subject to significant operational risks while in orbit. These risks include malfunctions, or “anomalies”, that may occur in our satellites. Some of the principal satellite anomalies include:

•	Mechanical failures due to manufacturing error or defect, including:

•	Mechanical failures that degrade the functionality of a satellite, such as the failure of solar array panel deployment mechanisms;

•	Antenna failures that degrade the communications capability of the satellite;

•	Circuit failures that reduce the power output of the solar array panels on the satellites;

•	Failure of the battery cells that power the payload and spacecraft operations during daily solar eclipse periods;

•	Power system failures that result in a shut-down or loss of the satellite;

•	Attitude control system failures that degrade or cause the inoperability of the satellite;

•	Transmitter or receiver failures that degrade or cause the inability of the satellite to communicate with subscriber communicator units or gateway earth stations;

•	Communications system failures that affect overall system capacity; and

•	Satellite computer or processor failures that impair or cause the inoperability of the satellites.

•	Equipment degradation during the satellite’s lifetime, including:

•	Degradation of the batteries’ ability to accept a full charge;

•	Degradation of solar array panels due to radiation; and

•	General degradation resulting from operating in the harsh space environment.

•	Deficiencies of control or communications software, including:

•	Failure of the charging algorithm that may damage the satellite’s batteries;

•	Problems with the communications and messaging servicing functions of the satellite; and

•	Limitations on the satellite’s digital signal processing capability that limit satellite communications capacity.

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

Our products and services could fail to perform or perform at reduced levels of service because of technological malfunctions, satellite failures or deficiencies or events outside of our control, which would seriously harm our business and reputation.

Our products and services are exposed to the risks inherent in a large-scale, complex telecommunications system employing advanced technology. Any disruption to our services, information systems or communication networks or those of third parties into which our network connects could result in the inability of our customers to receive our services for an indeterminate period of time. Satellite anomalies and other technical and operational deficiencies of our communications system described in this Annual Report on Form 10-K could result in system failures or reduced levels of service. In addition, certain components of our system are located in foreign countries, and as a result, are potentially subject to governmental, regulatory or other actions in such countries which could force us to limit the operations of, or completely shut down, components of our system, including gateway earth stations or subscriber communicators. Any disruption to our services or extended periods of reduced levels of service could, and increased latencies in our satellite network delivering messages have and could continue to, cause us to lose customers or revenue, result in delays or cancellations of future implementations of our products and services, result in failure to attract customers or could result in litigation, customer service or repair work that would involve substantial costs and distract management from operating our business. The failure of any of the diverse and dispersed elements of our system, including our satellites, our network control center or backup control center, our gateway earth stations, our gateway control centers or our subscriber communicators, to function and coordinate as required could render our system unable to perform at the quality and capacity levels required for success. Any system failures, repeated product failures, shortened product life or extended reduced levels of service could reduce our sales, increase costs or result in warranty or liability claims and seriously harm our business.

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

Our networks and data processing systems and those of our third-party service providers may be vulnerable to security risks.

We expect the secure transmission of confidential information over public networks to continue to be a critical element of our operations. Our network and those of our third-party service providers and our customers may be vulnerable to unauthorized access, computer viruses and other security problems. The data processing systems used to provide the telematics services of our StarTrak subsidiaries may likewise be vulnerable. Persons who circumvent security measures could wrongfully obtain or use information on the network or cause interruptions, delays or malfunctions in our operations, any of which could have a material adverse effect on our business, financial condition and results of operations. We may be required to expend significant resources to protect against the threat of security breaches or to alleviate problems, including reputational harm and litigation, caused by any breaches. Although we have implemented and intend to continue to implement security measures, these measures may prove to be inadequate and result in system failures and delays that could lower network operations center availability, which could harm our business.

The failure of our information technology systems could disrupt our business operations which could have a material adverse effect on our business, financial condition and/or results of operations.

The operation of our business depends on its information technology systems. We rely on our information technology systems to effectively manage, among other things, our business data, communications, supply chain, inventory management, customer order entry and order fulfillment, processing transactions, summarizing and reporting results of operations, human resources benefits and payroll management, complying with regulatory, legal or tax requirements and other processes and data necessary to manage our business. We use technology to provide secure transmission of confidential information, including our business data and customer information. To achieve our strategic objectives and to remain competitive, we must continue to develop and enhance our information systems. This may require the acquisition of equipment and software and the development, either internally or through independent consultants, of new proprietary software. Our inability to design, develop, implement and utilize, in a cost-effective manner, information systems that provide the capabilities necessary for us to compete effectively, could make us less competitive, increase our costs and adversely affect our business. The failure of our information technology systems to perform as we anticipate could disrupt our business and could result in, among other things, transaction errors, processing inefficiencies, loss of data and the loss of sales and customers, which could cause our business and results of operations to suffer. In addition, our information technology systems may be vulnerable to damage or interruption from circumstances beyond our control, including, without limitation, fire, natural disasters, power outages, systems failure, system conversions, security breaches, cyber-attacks, viruses and/or human error. In any such event, we could be required to make a significant investment to fix or replace its information technology systems, and we could experience interruptions in its ability to service our customers. Any such damage or interruption could adversely affect on our business, financial condition and/or results of operations.

Security problems with our software products, systems or services, including the improper disclosure of data, could cause increased cyber-security protections costs and general service costs, harm our reputation, and result in liability and increased expense for litigation and diversion of management time.

We process large amounts of customer information. Our software products also enable our customers to store and process data. We have included security features in our products and processes that are intended to protect the privacy and integrity of data, including confidential client data. Security for our products and processes is critical given the confidential nature of the information contained in our systems. We also rely on employees in our network operations centers, data centers, and support operations to follow our procedures when handling such information. It is possible that our security controls, our selection and training of employees, and other practices we follow may not prevent the improper disclosure of information. Any unauthorized access, computer viruses, accidental or intentional release of confidential information or other disruptions could result in increased costs, customer dissatisfaction leading to loss of customers and revenues, and fines and other liabilities. Also, such disclosure could harm our reputation and subject us to liability in regulatory proceedings and private litigation, resulting in increased costs or loss of revenue. Improper disclosure of corporate data could result in lawsuits or regulatory proceedings alleging damages, and perceptions that our products and services do not adequately protect the privacy of customer data and could inhibit sales of our products and services. Defending these types of claims could result in increased expenses for litigation and claims settlement and a significant diversion of our management’s attention. Additionally, our software products, the systems on which the products are used, and our processes may not be impervious to intentional break-ins (“hacking”), cyber-attacks or other disruptive disclosures or problems, whether as a result of inadvertent third party action, employee action, malfeasance, or otherwise. Hacking, cyber-attacks or other disruptive problems could result in the diversion of our development resources, damage to our reputation, increased cyber-security protection costs and general service costs. These activities, any damage caused by them, or interruptions could adversely affect our business, financial condition and/or results of operations.

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

The trading price of our common stock has been and may continue to be volatile and purchasers of our common stock could incur substantial losses. Further, our common stock has a limited trading history. Factors that could affect the trading price of our common stock include:

•	further failure of our current or future satellites or a further delay in the launch of our next-generation satellites;

•	liquidity of the market in, and demand for, our common stock;

•	changes in expectations as to our future financial performance or changes in financial or subscriber growth estimates, if any, of market analysts;

•	actual or anticipated fluctuations in our results of operations, including quarterly results;

•	our financial or subscriber growth performance failing to meet the expectations of market analysts or investors;

•	our ability to raise additional funds to meet our capital needs;

•	the outcome of any litigation by or against us, including any judgments favorable or adverse to us;

•	conditions and trends in the end markets we serve and changes in the estimation of the size and growth rate of these markets;

•	announcements relating to our business or the business of our competitors;

•	investor perception of our prospects, our industry and the markets in which we operate;

•	changes in our pricing policies or the pricing policies of our competitors;

•	loss of one or more of our significant customers;

•	changes in governmental regulation;

•	changes in market valuation or earnings of our competitors;

•	investor perception of and confidence in capital markets and equity investments; and

•	general economic conditions.

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

Our amended and restated certificate of incorporation and our bylaws contain provisions that could make it difficult for a third party to acquire us without the consent of our board of directors. These provisions do not permit actions by our stockholders by written consent and require the approval of the holders of at least 66 2/3 % of our outstanding common stock entitled to vote to amend certain provisions of our amended and restated certificate of incorporation and bylaws. In addition, these provisions include procedural requirements relating to stockholder meetings and stockholder proposals that could make stockholder actions more difficult. Our board of directors is classified into three classes of directors serving staggered, three-year terms and may be removed only for cause. Any vacancy on the board of directors may be filled only by the vote of the majority of directors then in office. Our board of directors has the right to issue preferred stock with rights senior to those of the common stock without stockholder approval, which could be used to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our board of directors. Delaware law also imposes some restrictions on mergers and other business combinations between us and any holder of 15% or more for our outstanding common stock. Although we believe these provisions provide for an opportunity to receive a higher bid by requiring potential acquirers to negotiate with our board of directors, these provisions apply even if the offer may be considered beneficial by some stockholders and may delay or prevent an acquisition of our company.

The future issuance of additional shares of our common stock could cause dilution of ownership interests and adversely affect our stock price.

We may in the future issue our previously authorized and unissued securities, resulting in the dilution of the ownership interests of our current stockholders. We are authorized to issue 250 million shares of common stock, of which approximately 45.7 million shares of voting common stock were issued and outstanding as of December 31, 2011 and 204.3 million were available for future issuance. The potential issuance of such additional shares of common stock, whether directly or pursuant to any conversion right of any convertible securities, may create downward pressure on the trading price of our common stock. We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock for capital raising or other business purposes. Future sales of substantial amounts of common stock, or the perception that sales could occur, could have a material adverse effect on the price of our common stock.

We have issued and may issue shares of preferred stock or debt securities with greater rights than our common stock.

Subject to the rules of the NASDAQ Stock Market, our certificate of incorporation authorizes our board of directors to issue one or more series of preferred stock and set the terms of the preferred stock without seeking any further approval from holders of our common stock. Currently, there are 50 million shares of preferred stock authorized and approximately 186,000 shares of Series A convertible preferred stock are issued. Any preferred stock that is issued may rank ahead of our common stock in terms of dividends, priority and liquidation premiums and may have greater voting rights than holders of our common stock.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

We currently lease approximately 14,075, 7,000, 28,000 and 1,400 square feet of office space in Morris Plains, New Jersey, Fort Lee, New Jersey, Dulles, Virginia and Tokyo, Japan, respectively. In addition, we currently own and operate ten gateway earth stations at the following locations, four situated on owned real property and six on real property subject to leases:

Gateway	Real Property Owned or Leased	Lease Expiration
St. John’s, Arizona	Owned	n/a
Arcade, New York	Owned	n/a
Curaçao, Netherlands Antilles	Owned	n/a
Rutherglen Vic, Australia	Owned	n/a
Hartebeesthoek, South Africa	Leased	December 31, 2020
Kijal, Malaysia	Leased	August 2013
Ocilla, Georgia	Leased	March 2013
Kitaura-town, Japan	Leased	March 2012
Zona Franca de Justo Daract, Argentina	Leased	March 2019
East Wenatchee, Washington	Leased	Month to Month

We currently own or lease real property sufficient for our business operations, although we may need to purchase or lease additional real property in the future.

Item 3.    Legal Proceedings

We discuss certain legal proceedings pending against the Company in the notes to the consolidated financial statements and refer you to that discussion for important information concerning those legal proceedings, including the basis for such actions and relief sought. See Note 20 to the consolidated financial statements for this discussion.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price of our Common Stock

Our common stock has traded on The Nasdaq Global Market under the symbol “ORBC”.

The following sets forth the high and low sales prices of our common stock, as reported on The Nasdaq Global Market from January 1, 2010 through December 31, 2011:

	High	Low
Year ended December 31, 2011
Quarter ended December 31, 2011	$3.45	$2.16
Quarter ended September 30, 2011	$3.24	$1.98
Quarter ended June 30, 2011	$3.54	$2.64
Quarter ended March 31, 2011	$3.86	$2.57
Year ended December 31, 2010
Quarter ended December 31, 2010	$2.74	$2.20
Quarter ended September 30, 2010	$2.43	$1.64
Quarter ended June 30, 2010	$2.40	$1.75
Quarter ended March 31, 2010	$2.76	$2.02

As of March 9, 2012, there were 460 holders of record of our common stock.

Warrants

During the year ended December 31, 2011, there was no warrant activity.

Dividend Payments and Policy

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

Series A convertible preferred stock:    Pursuant to the terms, the holders of our Series A convertible preferred stock are entitled to receive a cumulative 4% annual dividend payable quarterly in additional shares of Series A convertible preferred stock. In 2011, we paid dividends of 2,715 shares from May 17, 2011 (the date of issuance) to the holders.

Stock Performance Graph

The graph set forth below compares the cumulative total shareholder return on our common stock between December 31, 2006 and December 31, 2011, with the cumulative total result of (i) the Russell 2000 Index and (ii) the NASDAQ Telecommunications Index, over the same period. This graph assumes the investment of $100 on December 31, 2006 in our common stock, the Russell 2000 Index and the NASDAQ Telecommunications Index, and assumes the reinvestment of dividends, if any. The graph assumes the initial value of our common stock on December 31, 2006 was the closing sales price of $8.82 per share.

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

	12/06	12/07	12/08	12/09	12/10	12/11
ORBCOMM Inc.	100.00	71.32	24.49	30.61	29.37	33.90
Russell 2000	100.00	98.43	65.18	82.89	105.14	100.75
NASDAQ Telecommunications	100.00	113.32	61.52	85.61	94.28	83.51

Item 6.    Selected Consolidated Financial Data

The following selected consolidated financial data should be read together with the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes which are included elsewhere in this Annual Report on Form 10-K. We have derived the consolidated statement of operations data for the years ended December 31, 2011, 2010 and 2009 and the consolidated balance sheet data as of December 31, 2011 and 2010 from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. We have derived the consolidated statement of operations data for the years ended December 31, 2008 and 2007 and the consolidated balance sheet data as of December 31, 2009, 2008 and 2007 from our consolidated financial statements, which are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of future results of operations.

	Years ended December 31,
Consolidated Statement of Operations Data:	2011(1)	2010	2009	2008	2007
	(In thousands, except per share data)
Service revenues	$37,513	$34,257	$27,143	$23,811	$17,707
Product sales	8,793	2,419	423	3,498	1,524

Total revenues	46,306	36,676	27,566	27,309	19,231

Costs and expenses:
Costs of services	15,784	12,683	26,891	9,800	7,982
Costs of product sales	6,656	1,511	260	2,172	683
Selling, general and administrative	20,036	16,728	17,172	18,879	17,583
Product development	1,237	663	714	643	648
Gains on customer claims settlements	—	—	—	(1,368)	—
Impairment charges-satellite network	—	6,509	29,244	—	—
Insurance recovery-satellite network	—	—	(44,250)	—	—
Acquisition-related costs	1,608	—	—	—	—

Total costs and expenses	45,321	38,094	30,031	30,126	26,896

Loss from operations	985	(1,418)	(2,465)	(2,817)	(7,665)

Other income	(214)	10	110	558	5,074

Pre-control earnings of consolidated subsidiary	—	—	—	128	—

Income (loss) from continuing operations before income taxes	771	(1,408)	(2,355)	(2,387)	(2,591)
Income taxes (benefit)	827	(216)	—	—	—

Loss from continuing operations	(56)	(1,192)	(2,355)	(2,387)	(2,591)
Income (loss) from discontinued operations(2)	—	(3,753)	(954)	(1,682)	(998)

Net loss	(56)	(4,945)	(3,309)	(4,069)	(3,589)
Less: Net (loss) income attributable to the noncontrolling interests(3)	(38)	224	130	471	—

Net loss attributable to ORBCOMM Inc.	$(18)	$(5,169)	$(3,439)	$(4,540)	$(3,589)

Net loss attributable to ORBCOMM Inc. common stockholders	$(45)	$(5,169)	$(3,439)	$(4,540)	$(3,589)

Per share information-basic and diluted:
Loss from continuing operations	$(0.00)	$(0.03)	$(0.06)	$(0.07)	$(0.07)
Income (loss) from discontinued operations	—	(0.09)	(0.02)	(0.04)	(0.02)

Net loss attributable to ORBCOMM Inc. common stockholders	$(0.00)	$(0.12)	$(0.08)	$(0.11)	$(0.09)

Weighted average common shares outstanding:
Basic and diluted	44,579	42,586	42,404	41,984	39,706

	As of December 31,
	2011(1)	2010	2009	2008	2007
	(In thousands)
Cash and cash equivalents	$35,061	$17,026	$65,292	$75,370	$115,587
Marketable securities	45,973	67,902	26,145	—	—
Working capital	76,250	81,810	85,572	67,236	106,716
Satellite network and other equipment, net	79,771	71,684	73,208	92,772	49,369
Goodwill	11,131	—	—	—	—
Intangible assets, net	7,125	1,114	2,600	4,086	5,572
Total assets	197,169	171,469	181,059	191,367	181,823
Note payable, net of current portion	3,376	—	—	—	—
Note payable — related party	1,480	1,416	1,398	1,244	1,170
Total equity(3)	170,577	158,119	160,918	163,051	160,849

(1)	Includes the impact on the acquisition of StarTrak on May 16, 2011 as well as the acquisition-related costs of the acquisition of LMS on January 12, 2012. For a summary of these acquisitions see Notes 3 —”Summary of Significant Policies” and Note 4 — “Acquisitions”

(2)	The amounts reflected above have been recast to reflect all adjustments necessary to present the assets, liabilities and the related results of operations of Stellar as discontinued operations.

(3)	In 2008, amounts have been recast for noncontrolling interests.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and Notes which appear elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part I, Item 1A. ”Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

Overview

We operate a global commercial wireless messaging system optimized for narrowband communications. Our system consists of a global network of 27 low-Earth orbit, or LEO satellites, 2 AIS microsatellites and accompanying ground infrastructure. Our two-way communications system enables our customers and end-users, which include large and established multinational businesses and government agencies, to track, monitor, control and communicate cost-effectively with fixed and mobile assets located worldwide. We also provide terrestrial-based cellular communication services through reseller agreements with major cellular wireless providers. Currently, our agreements with major cellular providers include GSM and CDMA offerings in the United States and GSM services with significant coverage worldwide. These terrestrial-based communication services enable our customers who have higher bandwidth requirements to receive and send messages from communication devices based on terrestrial-based technologies using the cellular providers’ wireless networks as well as from dual-mode devices combining our satellite subscriber communicators with devices for terrestrial-based technologies. As a result, our customers are now able to integrate into their applications a terrestrial communications device that will allow them to send and receive messages, including data intensive messaging using the cellular providers’ wireless networks.

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

As a result of our acquisition of the net assets of StarTrak Systems, LLC (or “StarTrak”) on May 16, 2011, we began providing customers with the ability to proactively monitor, manage and remotely control their refrigerated transport assets. With the acquisition of the net assets of PAR Logistics Management Systems Corporation (or “LMS”) on January 12, 2012, we are further able to provide complete end-to-end solutions for refrigerated and non-refrigerated transport assets. These solutions enable optimal business efficiencies, increased asset utilization, repositioning mitigation, and substantially reduce asset write-offs and manual yard counts of chassis, refrigeration units, containers and gensets. Through increased asset visibility and management, these systems allow shipping, rail, and leasing companies to decrease their fleet sizes of chassis, gensets, refrigeration units and containers. Their information services also help industry leaders realize better fleet efficiency and utilization while reducing risk by adding safety monitoring of perishable cargo. In addition to relationships with leading refrigerated unit manufacturers such as Carrier and Thermo King, and customers who include well-known brands such as Tropicana, Maersk Line, Prime Inc., C.R. England, FFE Transport, Inc. Target, Chiquita, Ryder, J.B. Hunt, Hapag-Lloyd, Golden State Foods, Martin-Brower and Exel Transportation.

As of December 31, 2011, we had approximately 648,000 billable subscriber communicators compared to approximately 575,000 billable subscriber communicators as of December 31, 2010, an increase of 12.7%.

Satellite replenishments

Our current fleet of satellites was generally put in service in the late 1990s and has an estimated operating life of approximately nine to twelve years. Since 2002, we have implemented several operational changes and software demonstration updates that we believe have enhanced the expected life of the satellites. The majority of these changes focus on extending the life of the primary life limiting component — the nickel hydrogen batteries — which power the satellites.

Next-Generation Satellites

Through a series of launches, we intend to replenish the existing constellation of satellites with 18 next-generation satellites, which depending on the capabilities of the replacement satellites, may require fewer satellites than we currently have.

We intend to launch 18 next-generation satellites equipped with increased communications capabilities and our AIS payload currently being constructed by SNC with the first of several launches using multiple SpaceX launch vehicles based on our agreement with SpaceX, our launch service provider. We anticipate that the launch services will be performed between 2012 and 2014, subject to certain rights of us and the launch service provider to reschedule any of the following launch services as needed. The agreement also provides us the option to procure, prior to each launch service, reflight launch services whereby in the event the applicable launch service results in a failure due to the SpaceX launch vehicle, our launch service provider will provide comparable reflight launch services at no additional cost to us beyond the initial option price for such reflight launch services.

AIS microsatellites

On September 28, 2010, we entered into an AIS Satellite Agreement with OHB pursuant to which OHB, through its affiliate LXS, will (1) design, construct, launch and in-orbit test two AIS microsatellites and (2) design and construct the required ground support equipment. Under the AIS Satellite Agreement, we obtained exclusive licenses for all data (with certain exceptions as defined in the AIS Satellite Agreement) collected or transmitted by the two AIS microsatellites (including all AIS data) during the term of the AIS Satellite Agreement and nonexclusive licenses for all AIS data collected or transmitted by another microsatellite expected to be launched by LXS.

In October 2011, the first of two AIS microsatellites was launched and was placed in service in December 2011 and is providing full commercial service. In January 2012, the second AIS microsatellite was launched and placed into full commercial service in February 2012.

Acquisitions

StarTrak Systems, LLC

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

The consideration paid to acquire StarTrak was valued at $18.2 million consisting of: (i) cash subject to a final working capital adjustment, which has not yet been finalized, (ii) forgiveness of the 6% secured promissory note advanced by us to Alanco on February 23, 2011, (iii) note payable issued to a lender and stockholder of Alanco, (iv) common stock, (v) Series A convertible preferred stock and (vi) delivery of our investment in preferred stock and common stock of Alanco back to Alanco.

In addition to the consideration paid, up to an additional gross amount of $1.5 million (subject to certain reductions) in contingent payments is payable by us if certain revenue milestones of StarTrak are achieved for the 2011 calendar year. The initial estimate of the fair value of the contingent consideration was nil. The estimated fair value of the earn-out was determined using weighted probabilities to achieve the revenue milestones discounted at 19.0%. Any change in the fair value of the contingent earn-out subsequent to the acquisition date, including changes from events after the acquisition date, will be recognized in earnings in the period the estimated fair value changes. For the year ended December 31, 2011 there were no changes to the fair value of the contingent earn-out amount as StarTrak did not achieve the revenue milestones for the 2011 calendar year.

As a result of the acquisition of StarTrak, we recognized $11.1 million of goodwill and $7.6 million of intangible assets. The acquired goodwill will not be amortized for financial reporting purposes. However the acquired goodwill is tax deductible, and therefore amortized over fifteen years for income tax purposes. As such, deferred income tax expense and a deferred tax liability arise as a result of the difference in tax deductibility of this amount for tax and financial reporting purposes. The resulting deferred tax liability, which is expected to continue to increase over time will remain on our balance sheet indefinitely unless there is an impairment of the asset.

The acquired intangible assets consist of technology and patents, customer relationships and trademarks which are being amortized over 10 years.

The results of operations of StarTrak are included in our consolidated results for the period subsequent to the acquisition date of May 16, 2011. See Note 4 to the consolidated financial statements for further discussion.

PAR Logistics Management Systems Corporation

Effective on the close of business on January 12, 2012, we completed the acquisition of the assets of PAR Logistics Management Systems Corporation, (“LMS”), a wholly-owned subsidiary of PAR Technology Corporation, including but not limited to, accounts receivable, inventory, equipment, intellectual property, all of LMS’s rights to customer contracts, supplier lists and assumed certain liabilities pursuant to an Asset Purchase Agreement dated as of December 23, 2011. As this acquisition was effective on January 12, 2012, the results of operations of LMS will be included our consolidated financial statements beginning January 13, 2012.

The consideration paid to acquire LMS was valued at $6.1 million, consisting of $4.0 million in cash subject to a final working capital adjustment and the issuance of 645,162 shares of common stock valued at $2.1 million.

In addition to the consideration paid, up to additional $3.9 million in contingent payments is payable to PAR Technology Corporation. Up to $3.0 million will be payable based on achieving certain agreed-upon new subscriber targets for calendar year 2012 and up to $0.9 million will be payable based on achieving certain agreed-upon sales targets for calendar years 2012 through 2014. See Note 4 to the consolidated financial statements for further discussion.

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

The following table reconciles our net loss to EBITDA for the periods shown:

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Net loss attributable to ORBCOMM Inc.	$(18)	$(5,169)	$(3,439)
Income tax expense (benefit)	827	(216)	—
Interest income	(147)	(218)	(85)
Interest expense	164	192	193
Depreciation and amortization	4,995	4,317	19,132

EBITDA	$5,821	$(1,094)	$15,801

EBITDA in 2011 improved $6.9 million over 2010. The improvement was primarily due to increases in service revenues of $3.3 million and product revenues of $6.4 million and a non-cash impairment charge of $3.3 million in discontinued operations to write down net assets held for sale in 2010. The increase in service revenues was primarily due to an increase in satellite and terrestrial revenues of $10.9 million including $4.8 million of incremental revenue from StarTrak, offset by a reduction in AIS revenue of $8.3 million which included a one-time recognition in 2010 of the remaining unamortized AIS deferred service revenue of $5.9 million prepaid by the USCG. Product revenues included $5.2 million from StarTrak. The increase in total revenues was offset by an increase in expenses, excluding depreciation and amortization, of $6.6 million primarily due to a non-cash impairment charge to satellite network of $6.5 million in 2010 and $10.7 million in expenses, excluding depreciation and amortization, from StarTrak and $1.9 million of acquisition-related costs and losses.

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

Revenues

We derive service revenues from our resellers and direct customers from utilization of satellite subscriber communicators and the reselling of airtime from a third party satellite system and the utilization of terrestrial-based subscriber communicators using SIMS on the cellular providers’ wireless networks. These service revenues generally consist of a one-time activation fee for each subscriber communicator and SIMS activated for use and monthly usage fees. Usage fees that we charge our customers are based upon the number, size and frequency of data transmitted by the customer and the overall number of subscriber communicators and SIMS activated by each customer. Revenues for usage fees from currently billing subscriber communicators and SIMS are recognized on an accrual basis, as services are rendered, or on a cash basis, if collection from the customer is not reasonably assured at the time the service is provided. Usage fees charged to our resellers and direct customers are charged primarily at wholesale rates based on the overall number of subscriber communicators activated by them and the total amount of data transmitted. We also earn service revenues from extended warranty service agreements extending beyond the initial warranty period of one year, royalty fees from third parties for the use of our proprietary communications protocol charged on a one-time basis for each satellite subscriber communicator connected to our M2M data communications system and fees from providing engineering, technical and management support services to customers. Service revenues in 2010 and 2009 also include AIS data transmissions, services to the USCG (described below).

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

During 2004, we entered into an agreement with the USCG to design, develop, launch and operate a single satellite equipped with the capability to receive, process and forward AIS data (the “Concept Validation Project”). Under the terms of the agreement, title to the Concept Validation Project demonstration satellite remained with us, however the USCG was granted a non-exclusive, royalty free license to use the intellectual property related to the designs, processes and procedures developed under the agreement in connection with any of our future satellites that are AIS enabled. We were permitted to use the Concept Validation Project demonstration satellite. The agreement provided for post-launch maintenance and AIS data transmission services were provided by us to the USCG for an initial term of 14 months and an additional option to receive post-launch maintenance and AIS data transmission services subsequent to the initial term. In 2009, the USCG elected to receive the additional post-launch maintenance and AIS data transmissions services options for 12 months to continue receiving service from the remaining two quick-launch satellites.

On August 5, 2010, our agreement with the USCG was completed. We terminated AIS data transmission and maintenance services to the USCG the following day. We do not know when or if another agreement will be reached to provide AIS data services to the USCG.

Revenue Recognition for Arrangements with Multiple Deliverables

Effective January 1, 2011, we adopted ASU No. 2009-13, Revenue Recognition, Multiple-Deliverable Revenue Arrangements. The impact on adopting ASU No. 2009-13 did not have an impact on the timing or pattern of revenue recognition as sales of subscriber communicators and SIMS are not bundled with service arrangements.

As a result, of our acquisition of StarTrak on May 16, 2011, StarTrak enters into arrangements with customers that include multiple deliverables, which typically include subscriber communicators, monthly usage fees and optional extended warranty service agreements. The guidance for an arrangement with multiple deliverables states that the delivered items will be considered a separate unit of accounting if the following criteria are met:

•	The delivered item(s) have value to the customer on a standalone basis.

•	If the arrangement includes a general right of return relative to the delivered items(s) and delivery of the undelivered item(s) is probable and in the control of the vendor.

Deliverables which do not meet these criteria are combined into a single unit of accounting. We have determined that all of the deliverables qualify as separate units of accounting.

Under ASC No. 2009-13, at the inception of an agreement, we allocate revenue to each element in a multiple element arrangement based upon their relative selling price. When applying the relative selling price method, we determine the selling price for each deliverable using vendor-specific objective evidence of selling price (“VSOE”), if it exists, or third party evidence of selling price (“TPE”) if VSOE does not exist. If neither VSOE nor TPE exists for a deliverable, estimated selling price (“ESP”) is used. We limit the amount of revenue recognized for delivered elements to an amount that is not contingent upon future delivery of additional products or services or the meeting of any specified performance conditions. Revenue allocated to each element is then recognized when the revenue recognition criteria are met for each element.

VSOE is the price charged when the same or similar product or service is sold separately (i.e., on a standalone basis). TPE is generally the price at which a competitor or third party sells the same or a similar and largely interchangeable deliverable on a standalone basis. TPE may also include a company’s standalone selling price for a similar and largely interchangeable product or service but not the same product or service. ESP is defined as the price which we would transact a sale if the product or service were sold regularly on a standalone basis. We have determined that ESP represents the best estimate of the selling prices for each of the deliverables. The determination was based upon management approved pricing guidelines, which consider multiple factors including gross margin objectives, competitive and market conditions and ongoing pricing strategy. We do not currently expect a material impact in the near term from changes in ESP.

Costs and expenses

We operate a 29-satellite constellation, ten of the fifteen gateway earth stations, two AIS earth stations, and two of the four gateway control centers. Satellite-based communications systems are typically characterized by high initial capital expenditures and relatively low marginal costs for providing service. Because we acquired substantially all of our existing satellite and network assets from ORBCOMM Global L.P. for a fraction of their original cost in a bankruptcy court-approved sale, we have benefited from lower amortization of capital costs than if the assets were acquired at ORBCOMM Global L.P.’s original cost. These satellites became fully depreciated during the fourth quarter of 2006.

We currently anticipate that when the next-generation satellites are placed in service they will be depreciated over a period of ten years representing the estimated operational lives of the satellites. AIS microsatellites will be depreciated over a period of five years, the estimated operational lives.

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

Acquisition costs and loss on other investment

Acquisition-related costs directly relate to the acquisitions of StarTrak and LMS. These costs include professional services expenses. For the year ended December 31, 2011 acquisition-related costs were $1.6 million. In connection with the acquisition of StarTrak, we recognized a loss of $0.3 million on the disposition of our investment in Alanco for the difference between the fair value and the carrying value. The amount of the loss was recorded in other income (expense) in our consolidated statements of operations for year ended December 31, 2011.

Discontinued operations

On August 5, 2010, Stellar Satellite Communications, Ltd. (“Stellar”) entered into an Asset Purchase Agreement with Quake Global, Inc. (“Quake”), a manufacturer of satellite communicators. Under the terms of the Asset Purchase Agreement, Quake purchased inventory, equipment, intellectual property and assumed certain liabilities. In 2010, we wrote down the net assets for sale by $3.3 million to the estimated selling price of Stellar.

Operating expenses

We incur engineering expenses associated with the operation of our communications system and the development and support of new applications, as well as sales, marketing and administrative expenses related to the operation of our business. As of December 31, 2011, we have 136 employees and we do expect a significant increase in 2012, as a result of the acquisition of LMS.

Critical Accounting Policies and Estimates

Our discussion and analysis of our results of operations, liquidity and capital resources are based on our consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, accounts receivable, accounting for business combinations, goodwill, satellite network and other equipment, long-lived assets, capitalized development costs, income taxes, warranty costs, loss contingencies, pre-acquisition contingencies and the value of securities underlying stock-based compensation. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from our estimates and could have a significant adverse effect on our results of operations and financial position. We believe the following critical accounting policies affect our more significant estimates and judgments in the preparation of our consolidated financial statements.

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

Revenues from the activation of subscriber communicators and SIMS are initially recorded as deferred revenues and are, thereafter, recognized ratably over the term of the agreement with the customer, generally four years which is the estimated customer relationship period. Revenues generated from monthly usage and administrative fees and engineering services are recognized when the services are rendered. Revenues generated from extended warranty service agreements extending beyond the initial warranty period of one year are initially recorded as deferred revenues and are, thereafter, recognized ratably over the term of the agreements generally two to five years. Revenues generated from royalties under our subscriber communicator manufacturing agreements are recognized when we issue to a third party manufacturer upon request a unique serial number to be assigned to each unit manufactured by such third party manufacturer.

Revenues generated from the sale of satellite subscriber communicators, SIMS and other products are either recognized when the products are shipped or when customers accept the products, depending on the specific contractual terms. Sales of subscriber communicators and SIMS and other items are not subject to return and title and risk of loss pass to the customer at the time of shipment.

In arrangements that include multiple deliverables, we make significant estimates and judgments with the determination of revenue to be recognized. These significant estimates and judgments include identifying the various elements in an arrangement, determining if the delivered items have stand-alone value and the relative selling prices.

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

Satellite network includes the costs of our constellation of satellites, and the ground and control facilities, which consists of gateway earth stations, gateway control centers and the network control center (the “Ground Component”).

Assets under construction primarily consist of milestone payments pursuant to procurement agreements, which include the design, development, launch and other direct costs relating to the construction of the satellites and upgrades to the Company’s infrastructure and the Ground Component. Once these assets are placed in service they will be transferred to satellite network and then depreciation will be recognized using the straight-line method over the estimated lives of the assets. No depreciation has been recorded on these assets as of December 31, 2011.

We capitalize interest on our note payable issued in 2011 during the construction period of our next-generation satellites. Capitalized interest is added to the cost of our next-generation satellites.

Accounting for Business Combinations

We accounted for the acquisition of StarTrak pursuant to FASB Topic ASC 805, “Business Combinations”. In accordance with ASC 805, the estimated purchase price was allocated to intangible assets and identifiable assets acquired and liabilities assumed based on their relative fair values. The excess of the purchase price over the net tangible and intangible assets and liabilities assumed was recorded as goodwill. We have made significant assumptions and estimates in determining the preliminary estimated purchase price and the preliminary allocation of the estimated purchase in the consolidated financial statements. These preliminary estimates and assumptions are subject to change as we finalize the valuations of certain assets and liabilities, including deferred revenues and warranty liabilities, intangible assets, goodwill and the final working capital adjustment. The final valuations may change significantly from the preliminary estimates. Although we believe the assumptions and estimates we have made have been reasonable and appropriate, they are based, in part, on historical experience, information obtained from the management of the acquired company and future expectations. We anticipate finalizing the purchase price allocation during the first quarter of 2012. Examples of critical estimates in accounting for the acquisition of StarTrak include but are not limited to:

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

Goodwill

Goodwill represents the excess of the purchase price over the underlying net tangible and intangible assets of StarTrak. Goodwill is not amortized, but is tested for impairment on an annual basis and between annual tests whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Goodwill is tested at the reporting unit level, which is defined as an operating segment or one level below the operating segment. We operate in one operating segment which is our only reporting unit.

Goodwill impairment test is a two-step process. The first step is used to identify potential impairment and compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test must be performed to measure the amount of impairment loss, if any. The second step is used to measure the amount of impairment loss and compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss must be recognized in an amount equal to that excess.

We periodically analyze whether any such indicators of impairment exist. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators include a sustained and significant decline in our stock price and market capitalization, a decline in our expected future cash flows, a significant adverse change in legal factors or in the business climate and unanticipated competition. On November 30, 2011, we performed our annual review of goodwill and the fair value of the reporting value of our single reporting unit substantially exceeded its carrying value and therefore was not at risk of failing step one.

Long-lived assets

Management reviews long-lived assets for impairment, whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. In connection with this review, we reevaluate the periods of depreciation and amortization. We recognize an impairment loss when the sum of the future undiscounted net cash flows expected to be realized from the asset is less than its carrying amount. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value, which is determined using the projected discounted future net cash flows. We measure fair value by discounting estimated future net cash flows using an appropriate discount rate. Considerable judgment by us is necessary to estimate the fair value of the assets and accordingly, actual results could vary significantly from such estimates. Our most significant estimates and judgments relating to the long-lived asset impairments include the timing and amount of projected future cash flows and the discount rate selected to measure the risks inherent in future cash flows.

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

During the years ended December 31, 2011, 2010 and 2009, we had no significant unrecognized tax benefits. We are subject to U.S. Federal and state examinations by tax authorities for all years from 2008. We do not expect any significant changes to its unrecognized tax positions during the next twelve months.

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

Share-based Compensation

Our share-based compensation plans consist of the 2006 Long-Term Incentives Plan (the “2006 LTIP”) and the 2004 Stock Option Plan. The 2006 LTIP approved by our stockholders in September 2006, provides for the grants of non-qualified stock options, stock appreciation rights (“SARs”), common stock, restricted stock, restricted stock units (“RSUs”), performance units and performance shares to our employees and non-employee directors. The 2004 Stock Option Plan, adopted in 2004, provides for the grants of non-qualified and incentive stock options to officers, directors, employees and consultants. We did not we did not grant any stock options in 2011, 2010 and 2009.

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

For the years ended December 31, 2011, 2010 and 2009, we recognized $1.9 million, $2.2 million and $1.5 million of stock-based compensation expense, respectively. As of December 31, 2011, we had an aggregate of $1.0 million of unrecognized compensation costs for all share-based payment arrangements.

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

The fair value of each time and performance-based SAR award is estimated on the date of grant using the Black-Scholes option pricing model with the assumptions described below for the periods indicated. For years ended December 31, 2011 and 2010, the expected volatility was based on an average of our historical volatility over the expected terms of the SAR awards and the comparable publicly traded companies’ historical volatility. For the year ended December 31, 2009, the expected volatility was based on the historical volatility for comparable publicly traded companies, due to our insufficient trading history. We use the “simplified” method to determine the expected terms of SARs due to an insufficient history of exercises. Estimated forfeitures were based on voluntary and involuntary termination behavior as well as analysis of actual forfeitures. The risk-free interest rate was based on the U.S. Treasury yield curve at the time of the grant over the expected term of the SAR grants.

Years ended December 31,
	2011	2010	2009
Risk-free interest rate	1.00% to 2.65%	1.77% to 2.65%	2.15% to 2.34%
Expected life (years)	5.5 and 6.0	5.5 and 6.0	5.5 and 6.0
Estimated volatility	64.15% to 74.34%	83.30% to 85.95%	55.03% and 85.30%
Expected dividends	None	None	None

The grant date fair value of the RSU awards granted in 2011, 2010 and 2009 are based upon the closing stock price of our common stock on the date of grant.

Results of Operations

Revenues

The table below presents our revenues (in thousands) for the years ending December 31, 2011, 2010 and 2009, together with the percentage of total revenue represented by each revenue category:

	Years ended December 31,
	2011		2010		2009
		% of Total		% of Total		% of Total
Service revenues	$37,513	81.0%	$34,257	93.4%	$27,143	98.5%
Product sales	8,793	19.0%	2,419	6.6%	423	1.5%

	$46,306	100.0%	$36,676	100.0%	$27,566	100.0%

2011 vs. 2010:    Total revenues for 2011 increased $9.6 million, or 26.3%, to $46.3 million from $36.7 million in 2010.

2010 vs. 2009:    Total revenues for 2010 increased $9.1 million, or 33.0%, to $36.7 million from $27.6 million in 2009.

Service revenues

2011 vs. 2010:    Service revenues increased $3.3 million in 2011, or 9.5%, to $37.5 million from $34.3 million in 2010. The increase in service revenues in 2011 over 2010 were primarily due an increase in satellite and terrestrial revenues of $10.9 million primarily from an increase in messaging service due to increases in billable subscriber communicators and usage by some customers and $4.8 million of incremental revenue from StarTrak, offset by a reduction in AIS revenue of $8.3 million which included a one-time recognition in 2010 of the remaining unamortized AIS deferred service revenue of $5.9 million prepaid by the USCG. As of December 31, 2011, we had approximately 648,000 billable subscriber communicators compared to approximately 575,000 billable subscriber communicators as of December 31, 2010, an increase of 12.7%.

2010 vs. 2009:    Service revenues increased $7.1 million in 2010, or 26.2%, to $34.3 million from $27.1 million in 2009. The increase in service revenues in 2010 over 2009 were primarily due to an increase in the number of billable subscriber communicators on our communications system, an increase in AIS revenue of $0.4 million and recognizing $5.9 million of AIS revenues from the expiration of the agreement with the USCG. As of December 31, 2010, we had approximately 575,000 billable subscriber communicators compared to approximately 515,000 billable subscriber communicators as of December 31, 2009, an increase of 11.6%.

Service revenue growth can be impacted by the customary lag between subscriber communicator activations and recognition of service revenue from these units.

Product sales

2011 vs. 2010:    Revenues from product sales increased $6.4 million in 2011, or 263.4%, to $8.8 million from $2.4 million in 2010. The increase was primarily due to $5.2 million from StarTrak and sales to the heavy equipment sector by our Japanese subsidiary.

2010 vs. 2009:    Revenue from product sales increased $2.0 million in 2010, or 471.8%, to $2.4 million, from $0.4 million in 2009. The increase in product revenues in 2010 over 2009 was primarily due to an increase in sales to the heavy equipment sector by our Japanese subsidiary.

Costs of services

Costs of services is comprised of expenses to provide services, such as payroll and related costs, including stock-based compensation, materials and supplies, depreciation and amortization of assets and usage fees to cellular wireless providers for the data transmitted by the resellers on our network and other third-party networks.

2011 vs. 2010:    Costs of services increased by $3.1 million, or 24.5%, to $15.8 million in 2011 from $12.7 in 2010. The increase was primarily due from StarTrak. As a percentage of service revenues, cost of services were 42.1% in 2011 compared to 37.0% in 2010. The increase in cost of services as a percentage of service revenues was primarily due to recognizing the remaining AIS deferred professional services revenues in 2010 that were prepaid as the agreement with the USCG expired.

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

Costs of product sales

Costs of products includes the purchase price of subscriber communicators and SIMS sold, costs of warranty obligations, shipping charges, depreciation and amortization as well as operational costs to fulfill customer orders, including costs for employees.

2011 vs. 2010:    Costs of product sales increased by $5.2 million, or 340.4% to $6.7 million in 2011 from $1.5 million in 2010. The increase was primarily due from StarTrak. We had a gross profit from product sales (revenues from product sales minus costs of product sales) of $2.1 million in 2011 compared to a gross profit from product sales of $0.9 in 2010. The increase in gross profit from product sales in 2011 over 2010 was primarily due to $0.6 million from StarTrak and an increase of $0.6 million primarily due to an increase in product sales to the heavy equipment sector by our Japanese subsidiary.

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

2011 vs. 2010:    Selling, general and administrative expenses increased by $3.3 million, or 19.8%, to $20.0 million in 2011 from $16.7 million in 2010. The increase was primarily due from StarTrak.

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

2011 vs. 2010:    Product development expenses in 2011 and 2010 were $1.2 million and $0.7 million, respectively. The increase was primarily due from StarTrak.

2010 vs. 2009:    Product development expenses in both 2010 and 2009 were $0.7 million.

Acquisition costs

Acquisition-related costs directly related to the acquisitions of StarTrak and LMS include professional services expenses.

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

2011 vs. 2010:    Other expense was $0.2 million in 2011 compared to other income of less than $0.1 million in 2010. The increase is primarily due to a loss of $0.3 million on the disposition of our investment in Alanco, incurred in connection with the acquisition of StarTrak for the difference between the fair value and the carrying value.

2010 vs. 2009:    Other income was less than $0.1 million in 2010 compared to $0.1 million in 2009.

Income (loss) from continuing operations before income taxes

2011 vs. 2010:    We have income from continuing operations before income taxes of $0.8 million in 2011, compared to a loss from continuing operations before income taxes of $1.4 million in 2010. In 2011, our income from continuing operations included acquisition-related costs and the loss on disposition of our investment in Alanco of $1.9 million.

2010 vs. 2009:    As a result of the items described above, we have a loss from continuing operations before income taxes of $1.4 million and $2.3 million in 2010 and 2009, respectively.

Income taxes (benefit)

In 2011, we recorded income taxes of $0.8 million, which was primarily due to a foreign income tax expense of $0.7 million from income generated by our subsidiary ORBCOMM Japan operating in Japan and $0.1 million from goodwill generated from the acquisition of StarTrak which is tax deductible.

In 2010, we recorded an income tax benefit of $0.2 million, which was primarily due to reversing $0.3 million of the valuation allowance on deferred tax assets related to ORBCOMM Japan during the quarter ended December 31, 2010. The primary evidence used in determining to reverse the valuation allowance was that ORBCOMM Japan has had positive cumulative earnings since 2008. Other positive evidence includes: ORBCOMM Japan’s forecast which indicates that its positive earnings will continue in the long-term and the utilization of its net operating loss carryforwards before expiration. The valuation allowance was originally established in 2008 based primarily on negative evidence of ORBCOMM Japan’s limited operating history following its reorganization.

Loss from continued operations

2011 vs. 2010:    We have a loss from continuing operations of $0.1 million in 2011 compared to a loss from continuing operations of $1.2 million in 2010. The acquisition-related costs and loss on disposition of our investment in Alanco of $1.9 million and the provision for income taxes described above were the significant factors in contributing to the loss in 2011.

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

Net loss attributable to ORBCOMM Inc.

2011 vs. 2010:    We have a net loss attributable to our company of less than $0.1 million in 2011, compared to a net loss of $5.2 million in 2010. The acquisition-related costs and loss on disposition of our investment in Alanco of $1.9 million and the provision for income taxes were the significant factors in contributing to the loss in 2011.

2010 vs. 2009:    As a result of the items described above, the net loss attributable to our company of $5.2 million in 2010, compared to a net loss of $3.4 million in 2009.

Net loss attributable to ORBCOMM Inc. common stockholders

In 2011, net loss attributable to our common stockholders includes dividends of less than $0.1 million paid in shares of the Series A convertible preferred stock issued in connection with the acquisition of StarTrak.

Liquidity and Capital Resources

Overview

Our liquidity requirements arise from our working capital needs and to fund capital expenditures to support our current operations, and facilitate growth and expansion. We have financed our operations and expansion mostly from sales of our common stock through public offerings and private placements of debt, convertible redeemable preferred stock and common stock. We have incurred significant losses through 2010 and at December 31, 2011 we have an accumulated deficit of $76.6 million. As of December 31, 2011, our primary source of liquidity consisted of cash, cash equivalents, restricted cash and marketable securities totaling $84.3 million, which we believe will be sufficient to provide working capital and milestone payments for our next-generation satellites for the next twelve months.

Operating activities

Cash provided by our operating activities in 2011 was $6.3 million resulting from a net loss of $0.1 million, offset by non-cash items including $5.0 million for depreciation and amortization, $1.9 million for stock-based compensation, $0.3 million loss on the disposition of our investment in Alanco and amortization of premium on marketable securities of $1.2 million. Working capital activities primarily consisted of a net use of cash of $1.5 million for an increase in accounts receivable primarily due to the increase in satellite, terrestrial and product revenues.

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

Investing activities

Cash provided by our investing activities in 2011 was $11.8 million, resulting from proceeds received from the maturities of marketable securities totaling $102.0 million, offset primarily by $1.9 million in consideration paid to acquire StarTrak, capital expenditures of $7.9 million and purchases of marketable securities of $81.3 million.

Cash used in our investing activities of continuing operations in 2010 was $51.5 million, resulting from capital expenditures of $7.2 million, purchases of marketable securities of $143.2 million and the purchase of a cost method investment of $1.4 million. These uses were offset by proceeds received from the maturities of marketable securities totaling $100.3 million.

Cash used in our investing activities of continuing operations in 2009 was $12.8 million, resulting from capital expenditures of $32.5 million, primarily for satellites, and purchases of marketable securities consisting of U.S. government and agency and corporate obligations and FDIC-backed certificates of deposit debt securities of $26.2 million. Capital expenditures and purchases of marketable securities, were offset by the insurance recovery-satellite network of $44.3 million and a net change in restricted cash of $1.7 million. The net change in restricted cash was due to a $2.0 million refund for completion of milestones for a performance bond in connection with obtaining FCC authorization to construct, launch and operate an additional twenty-four next-generation satellites, offset by a payment of $0.3 million to secure a letter of credit with a cellular wireless provider related to secure terrestrial communications services. Capital expenditures included $29.0 million for the next-generation satellites including $10.3 million for the launch services contract, $0.8 million for the quick-launch satellites and $0.4 million for the Coast Guard demonstration satellite and $2.3 million of improvements to our internal infrastructure and Ground Component.

Cash provided by our investing activities of discontinued operations in 2010 was less than $0.1 million.

Cash used in our investing activities of discontinued operations in 2009 and 2008 were $0.2 million.

Financing activities

Cash used in our financing activities in 2011 was $0.2 million, resulting primarily from the principal payment on the 6% secured promissory note payable.

Cash used in our financing activities of continuing operations in 2010 was $0.8 million, resulting from the purchase of the noncontrolling ownership interests of ORBCOMM Japan.

In 2009, we did not have any cash flows from financing activities of continuing operations.

Future Liquidity and Capital Resource Requirements

We expect cash flows from operating activities, along with our existing cash, cash equivalents, restricted cash and marketable securities will be sufficient to provide working capital to fund long-term debt payments and capital expenditures, which primarily includes milestone payments under the procurement agreements for the next-generation satellites for the next twelve months. For 2012, we expect to incur approximately $31.0 million of capital expenditures primarily for our next-generation satellites.

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2011 and the effect that those obligations are expected to have on our liquidity and cash flows in future periods:

	Payment due by Period
	Total	Less than 1 year	1 to 3 Years	3 to 5 Years	After 5 Years
Next-generation procurement agreements	$114,400	$31,398	$80,164	$2,838	$—
AIS satellite deployment and license agreement	1,571	1,207	364	—	—
Operating leases	5,471	1,561	2,153	781	976
$3,900,000 6% secured promissory note payable	3,700	250	700	2,750	—

	$125,142	$34,416	$83,381	$6,369	$976

Next Generation procurement agreements

On May 5, 2008, we entered into a procurement agreement with Sierra Nevada Corporation (“SNC”) pursuant to which SNC is constructing eighteen low-earth-orbit satellites in three sets of satellites (“shipsets”) for our next-generation satellites (the “Initial Satellites”). Under the agreement, SNC is also providing launch support services, a test satellite (excluding the mechanical structure), a satellite software simulator and the associated ground support equipment.

The total contract price for the Initial Satellites under the procurement agreement is $117 million, subject to reduction upon failure to achieve certain in-orbit operational milestones with respect to the Initial Satellites or if the pre-ship reviews of each shipset are delayed more than 60-120 days after the specified time periods described below. We have agreed to pay SNC up to $1.5 million in incentive payments for the successful operation of the Initial Satellites five years following the successful completion of in-orbit testing for the third shipset of eight satellites.

On August 31, 2010, we entered into two additional task order agreements with SNC in connection with the procurement agreement discussed above. Under the terms of the launch vehicle changes task order agreement, SNC will perform the activities to launch eighteen of our next-generation satellites on a SpaceX Falcon 1e or Falcon 9 launch vehicle. The total price for the launch activities is cost reimbursable up to $4.1 million that is cancelable by us, less a credit of $1.5 million. Any unused credit can be applied to other activities under the task order agreement, or the original procurement agreement if application to the task order agreement becomes impossible or impracticable. Under the terms of the engineering change requests and enhancements task order agreement, SNC will design and make changes to each of the next-generation satellites in order to accommodate an additional payload-to-bus interface. The total price for the engineering changes requests is cost reimbursable up to $0.3 million. Both task order agreements are payable monthly as the services are performed, provided that with respect to the launch vehicle changes task order agreement, the credit in the amount of $1.5 million will first be deducted against amounts accrued thereunder until the entire balance is expended.

On August 23, 2011, we entered into a definitive First Amendment to the procurement agreement (the “Amendment”) with SNC. The Amendment amends certain terms of the procurement agreement dated May 5, 2008 and supplements or amends five separate task order agreements, dated as of May 20, 2010 (Task Order #1), August 31, 2010 (Task Orders #2 and #3), and December 15, 2010 (Task Orders #4 and #5) (collectively, the “Task Orders”).

The Amendment modifies the milestone payment schedule under the procurement agreement dated May 5, 2008 but does not change the total contract price (excluding optional satellites and costs under the Task Orders) of $117 million. Payments under the Amendment extend into the second quarter of 2014, subject to SNC’s successful completion of each payment milestone.

Under the Amendment, SNC has reaffirmed their agreement to provide us with optional secured financing for up to $20 million commencing July 1, 2012 through April 30, 2014, if we elect to establish and use the financing, pursuant to terms to be set forth in a definitive agreement to be entered into by the parties.

The Amendment also settles the liquidated delay damages triggered under the procurement agreement dated May 5, 2008 and provides an ongoing mechanism for us to obtain pricing proposals to order up to thirty optional satellites substantially identical to the Initial Satellites for which firm fixed pricing previously had expired under the procurement agreement dated May 5, 2008.

On February 22, 2012, we entered into a Line of Credit Loan Agreement (the “Credit Agreement”) with SNC. The Credit Agreement provides for a secured revolving credit facility with a maximum amount of up to $20 million providing for advances during the period from July 1, 2012 through the maturity date that is the earlier of (a) 12 months after successful completion of Milestone 33 (Pre-ship Review of satellites 11-18) and (b) April 30, 2014. The facility is secured by a first priority security interest in satellites 1 through 9 being constructed under the Amendment and receivables. The Credit Agreement will bear interest at the same interest rate that applies to SNC’s existing credit facility with its third party lenders, which is a variable rate (currently 4.25% per annum) generally based on the bank’s prime lending rate plus the applicable interest rate spread. Interest will be payable by us on a monthly basis and the entire principal is due on the maturity date. Subject to the terms set forth in the Credit Agreement, we may borrow, prepay and re-borrow amounts under the facility at any time prior to the maturity date of the Credit Agreement. We presently have no plans to use the credit facility at this time.

As of December 31, 2011, we had made payments totaling approximately $42.1 million pursuant to this agreement.

On August 28, 2009, we entered into a Commercial Launch Services Agreement (the “LSA”) with Space Exploration Technologies Corp. (“SpaceX”) pursuant to which SpaceX will provide launch services (the “Launch Services”) using multiple SpaceX Falcon 1e launch vehicles for the carriage into low-Earth-orbit our 18 next-generation commercial communications satellites currently being constructed by SNC. Under the LSA, SpaceX will also provide us satellite-to-launch vehicle integration and support services, as well as certain related optional services. We and SpaceX are finalizing terms to an amended agreement to provide launch services on Falcon 9 launch vehicles instead of the Falcon 1e launch vehicle.

The LSA anticipates that the Launch Services will be performed between 2012 and 2014, subject to certain rights of the Company and SpaceX to reschedule any of the particular Launch Services as needed. The Agreement also provides us with the option to procure, prior to each Launch Service, reflight launch services whereby in the event the applicable Launch Service results in a failure due to the SpaceX launch vehicle, SpaceX will provide comparable reflight launch services at no additional cost to us beyond the initial option price for such reflight launch services.

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

As of December 31, 2011, we had made payments totaling approximately $10.1 million pursuant to this agreement.

AIS Satellite Deployment and License Agreement

On September 28, 2010, we entered into an AIS Satellite Deployment and License Agreement (the “AIS Satellite Agreement”) with OHB System AG (“OHB”) pursuant to which OHB, through its affiliate Luxspace Sarl (“LXS”), will (1) design, construct, launch and in-orbit test two AIS microsatellites and (2) design and construct the required ground support equipment. Under the AIS Satellite Agreement, we obtained exclusive licenses for all data (with certain exceptions as defined in the AIS Satellite Agreement) collected or transmitted by the two AIS microsatellites (including all AIS data) during the term of the AIS Satellite Agreement and nonexclusive licenses for all AIS data collected or transmitted by another microsatellite expected to be launched by LXS.

The AIS Satellite Agreement provided for milestone payments totaling $2.0 million (inclusive of in-orbit testing) subject to certain adjustments. Payments under the AIS Satellite Agreement began upon the execution of the agreement and successful completion of each milestone through to the launch of the two AIS microsatellites. In addition, to the extent that both AIS microsatellites continue to successfully operate after launch, we will pay OHB lease payments of up to $0.5 million, subject to certain adjustments, over thirty-six months. We and OHB entered into a Memorandum of Agreement on January 1, 2012 to amend the AIS Satellite Agreement to increase the milestone payments to $2.1 million in the aggregate and increase the lease payments up to $0.9 million over thirty-six months.

In October 2011, the first of two AIS microsatellites was launched and was placed in service in December 2011 and is providing full commercial service. In January 2012, the second AIS microsatellite was launched and placed into full commercial service in February 2012.

As of December 31, 2011, we had made payments totaling approximately $1.5 million pursuant to this agreement.

$3.9 million 6% secured promissory note payable

On May 16, 2011, we issued a $3.9 million 6% secured promissory note to an existing lender and stockholder of Alanco as part of the consideration paid to purchase StarTrak. The note bears interest at 6.00% per annum. The note is secured by the intellectual property and certain fixed assets of StarTrak and guaranteed by us. We made a $0.2 million principal payment on May 16, 2011 in accordance with the terms of note agreement. The remaining principal payments are due in quarterly installments beginning on March 31, 2012 with a balloon payment due on December 31, 2015.

Operating leases

Amounts represent future minimum payments under operating leases for our office spaces and other facilities.

Off-Balance sheet Arrangements

None

Recent Accounting Pronouncements

In September 2011, FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other: Testing Goodwill for Impairment, which amends FASB Topic ASC 350, Intangible Assets-Goodwill and Other. Under ASU No. 2011-08, an entity may elect the option to assess qualitative factors to determine whether it is necessary to perform the first step in the two-step impairment testing process. ASU No. 2011-08 is effective for us on January 1, 2012. We do not expect adopting ASU No. 2011-08 will have a material impact on our consolidated financial statements.

In June 2011, FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. ASU No. 2011-05 eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The guidance allows two presentation alternatives: (1) present items of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income; or (2) in two separate, but consecutive, statements of net income and other comprehensive income. In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU No. 2011-05. ASU No. 2011-12 defers the requirement to present reclassification adjustments from other comprehensive income on the face of the financial statements and allow entities to continue to report reclassifications out of accumulated other comprehensive income consistent with the requirement in effect before ASU No. 2011-05. ASC No. 2011-12 defers the requirement within ASU No. 2011-05 to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. During the deferral, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to the issuance of ASU 2011-05. These ASUs will be effective for us on January 1, 2012. Except for presentation requirements, we do not expect adopting these ASUs to have a material impact on our consolidated financial statements.

In May 2011, FASB issued ASU No. 2011-04, Amendment to Achieve Common Fair Value Measurement and Disclosure Requirements, in U.S. GAAP and International Financial Reporting Standards (IFRS), which amends FASB Topic ASC 820, Fair value measurement. ASU No. 2011-04 modifies the existing standard to include disclosure of all transfers between Level 1 and Level 2 asset and liability fair value categories. In addition, ASU No. 2011-04 provides guidance on measuring the fair value of financial instruments managed within a portfolio and the application of premiums and discounts on fair value measurements. ASU No. 2011-04 requires additional disclosure for Level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs. ASU No. 2011-04 will be effective for us on January 1, 2012. We do not expect adopting ASU No. 2011-04 will have a material impact on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

We do not have any material interest rate risk.

Effects of inflation risk

Overall, we believe that the impact of inflation risk on our business will not be significant.

Foreign currency risk

The majority of our revenues and expenses are transacted in U.S. dollars. Due to the acquisition of ORBCOMM Japan, we have foreign exchange exposures to non-U.S. dollar revenues. For the years ended December 31, 2011 and 2010, revenues denominated in foreign currencies were approximately 14.9% and 14.7% of total revenues, respectively. For the year ended December 31, 2011, our revenues would have decreased by approximately 1.4% if the U.S. dollar would have strengthened by 10%.

We have assets and liabilities denominated in foreign currencies. A potential change in the fair value of these assets and liabilities from an increase (decrease) of 10% of the U.S. dollar would be an increase (decrease) of approximately $0.3 million.

Concentration of credit risk

The following table presents customers with revenues greater than 10% of our consolidated total revenues.

	Years ended December 31,
	2011	2010	2009
Caterpillar Inc.	21.7%	12.8%	16.2%
Komatsu Ltd.	14.7%	13.1%	11.3%
Hitachi Construction Machinery Co., Ltd.	10.2%	11.3%	—
Asset Intelligence	—	11.7%	15.6%

As of December 31, 2011, we have marketable securities which consist of U.S. government and agency obligations, corporate obligations and FDIC-backed certificates of deposit debt securities totaling $45.9 million. The primary objectives of our investment activities are to preserve capital, maintain sufficient liquidity to meet operating requirements while at the same time maximizing income we receive from our investments without significantly increasing our risk. Due to the high investment quality and short duration of these marketable securities, we do not believe that we have any material exposure to changes in the fair value as a result of changes in interest rates. Declines in interest rates, however will reduce future income. A hypothetical 1% movement in market interest rates would not have a significant impact on interest income.

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

In connection with preparation of this Annual Report on From 10-K, we carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of the acquisition of StarTrak (“Acquired Business”), we have begun to integrate certain business processes and systems of the Acquired Business. Accordingly, certain changes have been made and will continue to be made to our internal controls over financial reporting until such time as this integration is complete. In reliance on interpretive guidance issued by the SEC staff management has chosen to exclude from its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011, the Acquired Business’ internal control over financial reporting associated with assets of $5.1 million representing 2.6% of consolidated assets, and revenue of $10.9 million, representing 24% of consolidated revenues, included in our consolidated financial statements as of and for the year ended December 31, 2011, and will include its assessment of internal control over financial reporting for the Acquired Business in our Annual Report on Form 10-K for our fiscal year ending December 31, 2012. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2011. The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its attestation report which is included below.

Changes in Internal Control over Financial Reporting

We reviewed our internal control over financial reporting at December 31, 2011. As a result of the acquisition of StarTrak, we have begun to integrate certain business processes and systems of the Acquired Business. Accordingly, certain changes have been made and will continue to be made to our internal controls over financial reporting until such time as this integration is complete.

There have been no other changes in our internal control over financial reporting identified in an evaluation thereof that occurred during the last fiscal quarter of 2011 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

ORBCOMM Inc.:

We have audited ORBCOMM Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, ORBCOMM Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

ORBCOMM Inc. acquired the net assets of StarTrak Systems, LLC (StarTrak) during 2011, and management excluded from its assessment of the effectiveness of ORBCOMM Inc.’s internal control over financial reporting as of December 31, 2011, StarTrak’s internal control over financial reporting associated with total assets of $5.1 million, representing 2.6% of consolidated assets, and revenues of $10.9 million, representing 24% of consolidated revenues, included in the consolidated financial statements of ORBCOMM Inc. and subsidiaries as of and for the year ended December 31, 2011. Our audit of internal control over financial reporting of ORBCOMM Inc. also excluded an evaluation of the internal control over financial reporting of StarTrak.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ORBCOMM, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, cash flows and changes in equity and comprehensive income (loss) for each of the years in the three-year period ended December 31, 2011, and our report dated March 15, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

New York, New York

March 15, 2012

Item 9B.    Other information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Identification of Directors

Reference is made to the information regarding directors under the heading “Election of Directors (Proposal 1)” in the Proxy Statement for our 2012 Annual Meeting of stockholders to be held on April 26, 2012, (the “2012 Proxy Statement”), which information is hereby incorporated by reference.

Identification of Executive Officers

Reference is made to the information regarding executive officers under the heading “Executive Officers of the Registrant” in Part I, Item 1 of this Annual Report on Form 10-K.

Identification of Audit Committee and Audit Committee Financial Expert

Reference is made to the information regarding directors under the heading “Election of Directors (Proposal 1) Board of Directors and Committees — Audit Committee” in our 2012 Proxy Statement, which information hereby is incorporated by reference.

Material Changes to Procedures for Recommending Directors

Reference is made to the information regarding directors under the heading “Election of Directors (Proposal 1)” in our 2012 Proxy Statement, which information is hereby incorporated by reference.

Compliance with Section 16(a) of the Exchange Act

Reference is made to the information under the heading “Section 16(a) Beneficial Ownership Reporting Compliance — Board of Directors and Committees” in our 2012 Proxy Statement, which information is hereby incorporated by reference.

Code of Ethics

We have adopted a code of ethics, or Code of Business Conduct, to comply with the rules of the SEC and Nasdaq. Our Code of Business Conduct applies to our directors, officers and employees, including our principal executive officer and senior financial officers. A copy of our Code of Business Conduct is maintained on our website at www.orbcomm.com.

Item 11.    Executive Compensation

Reference is made to the information under the heading “Executive Compensation” in our 2012 Proxy Statement, which information is hereby incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership

Reference is made to the information under the heading “Security Ownership of Certain Beneficial Owners and Management” in our 2012 Proxy Statement, which information is hereby incorporated by reference.

Equity Compensation Plan Information

Reference is made to the information under the heading “Equity Compensation Plan Information” in our 2012 Proxy Statement, which information is hereby incorporated by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Reference is made to the information under the heading “Certain Relationships and Transactions with Related Persons” in our 2012 Proxy Statement, which information is hereby incorporated by reference.

Item 14.	Principal Accountant Fees and Services

Reference is made to the information under the heading “Ratification of Selection of Independent Registered Public Accounting Firm (Proposal 2) — Principal Accountant Fees” in our 2012 Proxy Statement, which information is hereby incorporated by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, ORBCOMM Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fort Lee, State of New Jersey, on March 15, 2012.

ORBCOMM Inc.

By:	/s/ Marc J. Eisenberg
Marc J. Eisenberg
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 15, 2012 by the following persons in the capacities indicated:

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

ORBCOMM Inc.:

We have audited the accompanying consolidated balance sheets of ORBCOMM Inc. and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, cash flows and changes in equity and comprehensive income (loss) for each of the years in the three-year period ended December 31, 2011. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule, “Schedule II- Valuation and Qualifying Accounts.” These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ORBCOMM Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2012 expressed an unqualified opinion on the effectiveness of ORBCOMM Inc. and subsidiaries’ internal control over financial reporting.

/s/ KPMG LLP

New York, New York

March 15, 2012

ORBCOMM Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$35,061	$17,026
Restricted cash	1,000	1,000
Marketable securities	45,973	67,902
Accounts receivable, net of allowances for doubtful accounts of $299 and $557	7,946	4,536
Inventories	2,815	172
Prepaid expenses and other current assets	1,660	1,377
Deferred tax assets	912	117

Total current assets	95,367	92,130
Satellite network and other equipment, net	79,771	71,684
Goodwill	11,131	—
Intangible assets, net	7,125	1,114
Restricted cash	2,220	3,030
Deferred tax assets	136	141
Other assets	1,419	1,092
Other investment	—	2,278

Total assets	$197,169	$171,469

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,641	$2,143
Accrued liabilities	14,127	6,043
Current portion of note payable	250	—
Current portion of deferred revenue	2,099	2,134

Total current liabilities	19,117	10,320
Note payable — related party	1,480	1,416
Note payable, net of current portion	3,376	—
Deferred revenue, net of current portion	1,570	1,239
Deferred tax liabilities	823	—
Other liabilities	226	375

Total liabilities	26,592	13,350

Commitments and contingencies
Equity:
ORBCOMM Inc. stockholders’ equity
Preferred Stock Series A, par value $0.001; 1,000,000 shares authorized; 186,265 and 0 shares issued and outstanding	1,861	—
Common stock, par value $0.001; 250,000,000 shares authorized; 45,668,527 and
42,616,950 shares issued and outstanding	46	43
Additional paid-in capital	244,543	234,125
Accumulated other comprehensive income	1,352	1,126
Accumulated deficit	(76,629)	(76,584)

Total ORBCOMM Inc. stockholders’ equity	171,173	158,710
Noncontrolling interests	(596)	(591)

Total equity	170,577	158,119

Total liabilities and equity	$197,169	$171,469

See notes to consolidated financial statements.

ORBCOMM Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	Years ended December 31,
	2011	2010	2009
Revenues:
Service revenues	$37,513	$34,257	$27,143
Product sales	8,793	2,419	423

Total revenues	46,306	36,676	27,566

Costs and expenses (1):
Costs of services	15,784	12,683	26,891
Costs of product sales	6,656	1,511	260
Selling, general and administrative	20,036	16,728	17,172
Product development	1,237	663	714
Impairment charges-satellite network	—	6,509	29,244
Insurance recovery-satellite network	—	—	(44,250)
Acquisition-related costs	1,608	—	—

Total costs and expenses	45,321	38,094	30,031

Income (loss) from operations	985	(1,418)	(2,465)
Other income (expense):
Interest income	147	218	85
Other income (expense)	(197)	(16)	218
Interest expense	(164)	(192)	(193)

Total other income (expense)	(214)	10	110

Income (loss) from continuing operations before income taxes	771	(1,408)	(2,355)
Income taxes (benefit)	827	(216)	—

Loss from continuing operations	(56)	(1,192)	(2,355)
Loss from discontinued operations	—	(3,753)	(954)

Net loss	(56)	(4,945)	(3,309)
Less: Net (loss) income attributable to the noncontrolling interests	(38)	224	130

Net loss attributable to ORBCOMM Inc.	$(18)	$(5,169)	$(3,439)

Net loss attributable to ORBCOMM Inc. common stockholders	$(45)	$(5,169)	$(3,439)

Net loss attributable to ORBCOMM Inc.:
Loss from continuing operations	$(18)	$(1,416)	$(2,485)
Loss from discontinued operations	—	(3,753)	(954)

Net loss attributable to ORBCOMM Inc.	$(18)	$(5,169)	$(3,439)

Per share information-basic and diluted:
Loss from continuing operations	$(0.00)	$(0.03)	$(0.06)
Loss from discontinued operations	—	(0.09)	(0.02)

Net loss attributable to ORBCOMM Inc. common stockholders	$(0.00)	$(0.12)	$(0.08)

Weighted average common shares outstanding:
Basic and diluted	44,579	42,586	42,404

(1) Stock-based compensation included in costs and expenses:
Costs of services	$131	$111	$65
Costs of product sales	8	—	—
Selling, general and administrative	1,742	2,082	1,438
Product development	33	18	8

	$1,914	$2,211	$1,511

See notes to consolidated financial statements.

ORBCOMM Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net loss	$(56)	$(4,945)	$(3,309)
Adjustments to reconcile net loss to net cash provided by operating activities:
Change in allowance for doubtful accounts	(300)	(246)	698
Depreciation and amortization	4,995	4,317	19,115
Accretion on note payable — related party	98	131	131
Loss on disposition of other investment in Alanco	305	—	—
Stock-based compensation	1,914	2,211	1,511
Foreign exchange losses (gains)	(8)	47	(217)
Amortization of premium on marketable securities	1,219	1,164	72
Increase in fair value of indemnification assets	(10)	—	—
Deferred income taxes	46	(258)	—
Dividend received in common stock for other investment	(84)	(28)	—
Gain on settlement of vendor liabilities	—	(220)	—
Impairment charge and loss on sale of Stellar	—	3,306	—
Impairment charge-satellite network	—	6,509
Gain on insurance settlement-satellite network	—	—	(15,006)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(1,507)	(1,440)	(705)
Inventories	(544)	(79)	77
Prepaid expenses and other assets	(50)	(64)	532
Accounts payable and accrued liabilities	535	(320)	286
Deferred revenue	(153)	(6,911)	(1,069)
Other liabilities	(93)	319	—

Net cash provided by operating activities of continuing operations	6,307	3,493	2,116

Net cash (used in) provided by operating activities of discontinued operations	—	(51)	949

Net cash provided by operating activities	6,307	3,442	3,065

Cash flows from investing activities:
Capital expenditures	(7,881)	(7,171)	(32,486)
Purchases of marketable securities	(81,254)	(143,224)	(26,217)
Proceeds from maturities of marketable securities	101,963	100,303	—
Change in restricted cash	810	(50)	1,700
Purchase of other investment	—	(1,356)	—
Proceeds of insurance settlement-satellite network	—	—	44,250
Acquisition of net assets of StarTrak, net of cash acquired of $322	(1,876)	—	—

Net cash provided by (used in) investing activities of continuing operations	11,762	(51,498)	(12,753)

Net cash provided by (used in) investing activities of discontinued operations	—	48	(208)

Net cash provided by (used in) investing activities	11,762	(51,450)	(12,961)

Cash flows from financing activities:
Purchase of noncontrolling ownership interests in ORBCOMM Japan	—	(768)	—
Principal payment of note payable	(200)	—	—
Payment upon exercise of SARs	(24)	—	—

Net cash used in financing activities	(224)	(768)	—

Effect of exchange rate changes on cash and cash equivalents	190	510	(182)

Net increase (decrease) in cash and cash equivalents	18,035	(48,266)	(10,078)
Cash and cash equivalents:
Beginning of year	17,026	65,292	75,370

End of year	$35,061	$17,026	$65,292

Supplemental disclosures of cash flow information:
Cash paid for
Interest	$138	$—	$—

Income taxes	$25	$—	$—

Supplemental cash flow disclosures (Note 22)

See notes to consolidated financial statements.

ORBCOMM Inc.

Consolidated Statements of Changes in Equity and Comprehensive Income (Loss)

Years ended December 31, 2011, 2010 and 2009

(in thousands, except share data)

						Accumulated other comprehensive income (loss)
	Series A convertible				Additional paid-in capital
	Preferred stock		Common stock				Accumulated deficit	Noncontrolling interests	Total equity	Comprehensive loss
	Shares	Amount	Shares	Amount
Balances, December 31, 2008	—	$—	42,101,834	$42	$229,001	$381	$(67,976)	$1,603	$163,051
Vesting of restricted stock units	—	—	353,697	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,511	—	—	—	1,511
Net income (loss)	—	—	—	—	—	—	(3,439)	130	(3,309)	$(3,439)
Cumulative translation adjustment	—	—	—	—	—	(305)	—	(30)	(335)	(335)

										$(3,774)

Balances, December 31, 2009	—	$—	42,455,531	$42	$230,512	$76	$(71,415)	$1,703	$160,918
Vesting of restricted stock units	—	—	161,419	1	—	—	—	—	1
Stock-based compensation	—	—	—	—	2,250	—	—	—	2,250
Net income (loss)	—	—	—	—	—	—	(5,169)	224	(4,945)	$(5,169)
Purchase of ORBCOMM Japan’s shares from noncontrolling interests	—	—			1,363	389		(2,586)	(834)
Cumulative translation adjustment	—	—	—	—	—	661		68	729	729

										$(4,440)

Balances, December 31, 2010	—	$—	42,616,950	$43	$234,125	$1,126	$(76,584)	$(591)	$158,119
Vesting of restricted stock units	—	—	148,290	—					—
Stock-based compensation	—	—	—	—	1,971				1,971
Common stock issued for payment of bonus	—	—	34,115	—	125				125
Issuance of Series A convertible preferred stock in connection with the acquisition of StarTrak	183,550	1,834							1,834
Issuance of common stock in connection with the acquisition of StarTrak			2,869,172	3	8,346				8,349
Series A convertible preferred stock dividend	2,715	27					(27)		—
Payment upon exercise of SARs					(24)				(24)
Net loss							(18)	(38)	(56)	$(18)
Cumulative translation adjustment						226		33	259	259

										$241

Balances, December 31, 2011	186,265	$1,861	45,668,527	$46	$244,543	$1,352	$(76,629)	$(596)	$170,577

See notes to consolidated financial statements.

Notes to consolidated financial statements

(In thousands, except share and per share amounts)

Note 1.    Organization and Business

ORBCOMM Inc. (“ORBCOMM” or the “Company”), a Delaware corporation, is a global wireless data communications company focused on machine-to-machine (“M2M”) communications. The Company’s services are designed to enable businesses and government agencies to track, monitor, control and communicate with fixed and mobile assets. The Company operates a two-way global wireless data messaging system optimized for narrowband data communication. The Company also provides customers with technology to proactively monitor, manage and remotely control refrigerated transportation assets. This technology enables the Company to expand its global technology platform by transferring capabilities across new and existing vertical markets and deliver complementary products to our channel partners and resellers worldwide. The Company provides these services through a constellation of 27 low-Earth orbit, or LEO satellites, 2 AIS microsatellites and accompanying ground infrastructure, and also provides terrestrial-based cellular communication services through reseller agreements with major cellular wireless providers. The Company’s satellite-based system uses small, low power, fixed or mobile satellite subscriber communicators (“Communicators”) for connectivity, and cellular wireless subscriber identity modules, or SIMS, are connected to the cellular wireless providers’ networks, with data gathered over these systems is capable of being connected to other public or private networks, including the Internet (collectively, the “ORBCOMM System”).

Note 2.    Basis of Presentation

The Company has historically incurred significant losses through 2010, and in 2011 incurred a loss of $18. As of December 31, 2011, the Company has an accumulated deficit of $76,629. As of December 31, 2011, the Company’s primary source of liquidity consisted of cash, cash equivalents, restricted cash and marketable securities totaling $84,254, which the Company believes will be sufficient to provide working capital and milestone payments for its next-generation satellites for the next twelve months.

Note 3.    Summary of Significant Accounting Policies

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned and majority-owned subsidiaries, and investments in variable interest entities in which the Company is determined to be the primary beneficiary. All significant intercompany accounts and transactions have been eliminated in consolidation. The portions of majority-owned subsidiaries that the Company does not own are reflected as noncontrolling interests in the consolidated balance sheet. Investments in entities over which the Company has the ability to exercise significant influence but does not have a controlling interest are accounted for under the equity method of accounting. The Company considers several factors in determining whether it has the ability to exercise significant influence with respect to investments, including, but not limited to, direct and indirect ownership level in the voting securities, active participation on the board of directors, approval of operating and budgeting decisions and other participatory and protective rights. Under the equity method, the Company’s proportionate share of the net income or loss of such investee is reflected in the Company’s consolidated results of operations. Although the Company owns interests in companies that it accounts for pursuant to the equity method, the investments in those entities had no carrying value as of December 31, 2011 and 2010. The Company has no guarantees or other funding obligations to those entities, and the Company had no equity in the earnings or losses of those investees for the years ended December 31, 2011, 2010 and 2009. Noncontrolling interests in companies are accounted for by the cost method where the Company does not exercise significant influence over the investee.

Notes to consolidated financial statements

(In thousands, except share and per share amounts)

Acquisitions

StarTrak Systems, LLC

Effective on the close of business on May 16, 2011, the Company completed the acquisition of substantially all of the assets of StarTrak Systems, LLC (“StarTrak”), a wholly-owned subsidiary of Alanco Technologies, Inc., (“Alanco”) including but not limited to cash, accounts receivable, inventory, equipment, intellectual property, all of StarTrak’s rights to customer contracts, supplier lists and assumed certain liabilities pursuant to an Asset Purchase Agreement dated as of February 23, 2011. As this acquisition was effective on the close of business on May 16, 2011, the results of operations of StarTrak are included in the consolidated financial statements beginning May 17, 2011.

The acquisition of StarTrak enables the Company to create a global technology solution to transfer capabilities across new and existing vertical markets and deliver complementary products to the Company’s channel partners and resellers worldwide. In addition, the acquisition provides an opportunity to drive new subscribers to the Company’s global communications network while accelerating the growth of StarTrak’s suite of products by adding scale and providing subscriber management tools (See Note 4).

PAR Logistics Management Systems Corporation

Effective on the close of business on January 12, 2012, the Company completed the acquisition of the assets of PAR Logistics Management Systems Corporation (“LMS”), a wholly-owned subsidiary of PAR Technology Corporation, including but not limited to, accounts receivable, inventory, equipment, intellectual property, all of LMS’s rights to customer contracts, supplier lists and assumed certain liabilities pursuant to an Asset Purchase Agreement dated as of December 23, 2011. As this acquisition was effective on January 12, 2012, the results of operations of LMS will be included in the consolidated financial statements beginning January 13, 2012.

The acquisition of LMS will enhance the Company’s position in transportation management solutions and expands its satellite, terrestrial and dual mode offerings. In addition, the acquisition furthers the Company’s growth strategy by enhancing its value-added services while expanding its customer base. Further the acquisition enables the Company to improve economies of scale in manufacturing and service delivery (See Note 4).

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses at the date of the consolidated financial statements and during the reporting periods, and to disclose contingent assets and liabilities at the date of the consolidated financial statements. Actual results could differ from those estimates. The most significant estimates relate to revenue recognition, accounts receivable, accounting for business combinations, goodwill, satellite network and other equipment, long-lived assets, capitalized development costs, income taxes, warranty costs, loss contingencies, pre-acquisition contingencies and the value of securities underlying stock-based compensation.

Business Combinations

The Company accounts for business combinations pursuant to FASB Topic ASC 805, “Business Combinations”. In accordance with ASC 805, the purchase price is allocated to intangible assets and identifiable assets acquired and liabilities assumed based on their relative fair values. The excess of the purchase price over the net tangible and intangible assets and liabilities assumed is recorded as goodwill. The purchase price

Notes to consolidated financial statements

(In thousands, except share and per share amounts)

allocation process requires the Company to make significant assumptions and estimates in determining the purchase price and the assets acquired and liabilities assumed at the acquisition date. The Company’s assumptions and estimates are subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon conclusion of the measurement period, any subsequent adjustments are recorded to the Company’s consolidated statements of operations. The Company’s consolidated financial statements and results of operations reflect an acquired business from the completion date of an acquisition.

Acquisition costs and loss on other investment

Acquisition-related costs directly relate to the acquisitions of StarTrak and LMS. These costs include professional services expenses. For the year ended December 31, 2011 acquisition-related costs were $1,608.

In connection with the acquisition of StarTrak, the Company recognized a loss of $305 on the disposition of its investment in Alanco for the difference between the fair value and the carrying value. The amount of the loss was recorded in other income (expense) in the consolidated statements of operations for year ended December 31, 2011.

Revenue recognition

The Company derives service revenues from the utilization of Communicators on the ORBCOMM satellite system and the reselling of airtime from a third party satellite system and the utilization of SIMS on the cellular providers’ wireless networks from its resellers (i.e., its value added resellers, international value added resellers, international licensees and country representatives) and direct customers. These service revenues consist of subscriber-based and recurring monthly usage fees and generally a one-time activation fee for each Communicator and SIMS activated for use. Usage fees charged to customers are based upon the number, size and frequency of data transmitted by a customer and the overall number of Communicators and SIMS activated by each customer. Usage fees charged to the Company’s resellers are charged primarily based on the overall number of Communicators and SIMS activated by the resellers and the total amount of data transmitted by their customers.

The Company also earns service revenues from extended warranty service agreements extending beyond the initial warranty period of one year, a one-time royalty fee relating to the manufacture of Communicators under a manufacturing agreement and fees from providing engineering, technical and management support services to customers.

Revenues from the activation of both Communicators and SIMS are initially recorded as deferred revenues and are, thereafter, recognized ratably over the term of the agreement with the customer, generally four years which is the estimated life of the Communicator. Revenues from extended warranty service agreements extending beyond the initial warranty period of one year are initially recorded as deferred revenues and are, thereafter, recognized ratably into income over the term of the agreements generally two to five years. Revenues generated from royalties relating to the manufacture of Communicators by third parties are recognized when the third party notifies the Company of the units it has manufactured and a unique serial number is assigned to each unit by the Company.

Product revenues are derived from sales of Communicators and SIMS. Revenues generated from the sale of Communicators and SIMS are either recognized when the products are shipped or when customers accept the products, depending on the specific contractual terms. Sales of Communicators and SIMS are not subject to return and title and risk of loss pass to the customer at the time of shipment.

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

Because no tangible deliverable other than services were to be provided to the USCG and the Company retained title to the Concept Validation Project satellite, the arrangement is accounted for as a long-term service arrangement. The deliverables under the agreement with the USCG do not qualify as separate units of accounting. Commencing with acceptance of the AIS data by the USCG in August 2008, the revenues related to the design and development of the satellite, initial post-launch maintenance and AIS data transmission services were being recognized ratably over six years, the expected life of the customer relationship. In August 2009, the USCG exercised its option to receive the subsequent post-launch maintenance and AIS data services. The subsequent maintenance and AIS data transmission services were being recognized ratably over the remaining expected life of the customer relationship.

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

Revenue Recognition for Arrangements with Multiple Deliverables

Effective January  1,  2011, the Company adopted ASU No. 2009-13, Revenue Recognition, Multiple-Deliverable Revenue Arrangements. The impact on adopting ASU No. 2009-13 did not have an impact on the timing or pattern of revenue recognition as sales of Communicators and SIMS are not bundled with service arrangements.

As a result, of the Company’s acquisition of StarTrak on May 16, 2011, StarTrak enters into arrangements with customers that include multiple deliverables, which typically include Communicators, monthly usage fees and optional extended warranty service agreements. The guidance for an arrangement with multiple deliverables states that the delivered items will be considered a separate unit of accounting if the following criteria are met:

•	The delivered item(s) have value to the customer on a standalone basis.

•	If the arrangement includes a general right of return relative to the delivered items(s) and delivery of the undelivered item(s) is probable and in the control of the vendor.

Notes to consolidated financial statements

(In thousands, except share and per share amounts)

Deliverables which do not meet these criteria are combined into a single unit of accounting. The Company has determined that all of the deliverables qualify as separate units of accounting.

Under ASC No. 2009-13, at the inception of an agreement, the Company allocates revenue to each element in a multiple element arrangement based upon their relative selling price. When applying the relative selling price method, the Company determines the selling price for each deliverable using vendor-specific objective evidence of selling price (“VSOE”), if it exists, or third party evidence of selling price (“TPE”) if VSOE does not exist. If neither VSOE nor TPE exists for a deliverable, estimated selling price (“ESP”) is used. The Company limits the amount of revenue recognized for delivered elements to an amount that is not contingent upon future delivery of additional products or services or the meeting of any specified performance conditions. Revenue allocated to each element is then recognized when the revenue recognition criteria are met for each element

VSOE is the price charged when the same or similar product or service is sold separately (i.e., on a standalone basis). TPE is generally the price at which a competitor or third party sells the same or a similar and largely interchangeable deliverable on a standalone basis. TPE may also include a company’s standalone selling price for a similar and largely interchangeable product or service but not the same product or service. ESP is defined as the price which the Company would transact a sale if the product or service were sold regularly on a standalone basis. The Company has determined that ESP represents the best estimate of the selling prices for each of the deliverables. The determination was based upon management approved pricing guidelines, which considers multiple factors including gross margin objectives, competitive and market conditions and ongoing pricing strategy. The Company does not currently expect a material impact in the near term from changes in ESP.

Costs of revenues

Costs of services is comprised of expenses to provide services, such as payroll and related costs, including stock-based compensation, materials and supplies, depreciation and amortization of assets and usage fees to cellular wireless providers for the data transmitted by the resellers on our network and other third-party networks. Costs of products includes the purchase price of subscriber communicators and SIMS sold, costs of warranty obligations, shipping charges, depreciation and amortization, and operational costs to fulfill customer orders, including costs for employees.

Foreign currency translation

The Company has foreign operations where the functional currency is the local currency. For operations where the local currency is the functional currency, assets and liabilities are translated using end-of-period exchange rates; revenues, expenses and cash flows are translated using average rates of exchange. For these operations, currency translation adjustments are recognized in accumulated other comprehensive income. Foreign currency transaction gains and losses related to assets and liabilities that are denominated in a currency other than the functional currency are included in other income (expense) in the consolidated statements of operations. For the years ended December 31, 2011 and 2009, the Company recorded foreign exchange gains of $8 and $217, respectively. For the year ended December 31, 2010, the Company recorded a foreign exchange loss of $47.

Fair value of financial instruments

The Company has no financial assets or liabilities that are measured at fair value on a recurring basis. However, if certain triggering events occur the Company is required to evaluate the non-financial assets for impairment and any resulting asset impairment would require that a non-financial asset be recorded at the fair value. FASB Topic ASC 820 “Fair Value Measurement Disclosure”, prioritizes inputs used in measuring fair value into a hierarchy of three levels: Level 1- unadjusted quoted prices for identical assets or liabilities traded in

Notes to consolidated financial statements

(In thousands, except share and per share amounts)

active markets, Level 2- inputs other than quoted prices included within Level 1 that are either directly or indirectly observable; and Level 3- unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions that market participants would use in pricing. The carrying value of the Company’s financial instruments, including cash, accounts receivable, note receivable, accounts payable and accrued expenses approximated their fair value due to the short-term nature of these items. The fair value of the Note payable-related party is de minimis. The carrying value of the 6% secured promissory note approximates the fair value (See Note 4).

Cash and cash equivalents

The Company considers all liquid investments with original maturities of three months or less, at the time of purchase, to be cash equivalents.

Marketable securities

Marketable securities consist of debt securities including U.S. government and agency obligations, corporate obligations and FDIC-insured certificates of deposit, which have stated maturities ranging from three months to less than one year. The Company classifies these securities as held-to-maturity since it has the positive intent and ability to hold until maturity. These securities are carried at amortized cost. The changes in the value of these marketable securities, other than impairment charges, are not reported in the consolidated financial statements. The fair value of the Company’s marketable securities approximate their carrying value (See Note 9).

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

The following table presents customers with revenues greater than 10% of the Company’s consolidated total revenues for the periods shown:

	Years ended December 31,
	2011	2010	2009
Caterpillar Inc.	21.7%	12.8%	16.2%
Komatsu Ltd.	14.7%	13.1%	11.3%
Hitachi Construction Machinery Co., Ltd.	10.2%	11.3%	—
Asset Intelligence	—	11.7%	15.6%

Notes to consolidated financial statements

(In thousands, except share and per share amounts)

The following table presents customers with accounts receivable greater than 10% of the Company’s consolidated accounts receivable for the periods shown:

	December 31,
	2011	2010
Caterpillar Inc.	37.4%	19.9%
Asset Intelligence	10.1%	20.3%

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

Satellite network includes costs of the constellation of satellites, and the ground and control facilities, consisting of gateway earth stations, gateway control centers and the network control center (the “Ground Component”).

Assets under construction primarily consist of milestone payments pursuant to procurement agreements, which include the design, development, launch and other direct costs relating to the construction of the satellites and upgrades to the Company’s infrastructure and the Ground Component. Once these assets are placed in service they will be transferred to satellite network and then depreciation will be recognized using the straight-line method over the estimated lives of the assets. No depreciation has been recorded on these assets as of December 31, 2011.

The Company capitalizes interest on its note payable issued in 2011 during the construction period of its next-generation satellites. Capitalized interest is added to the cost of the next-generation satellites, which is included in assets under construction. In 2011 interest expense on the note payable was $152 of which all was capitalized.

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

Goodwill

Goodwill represents the excess of the purchase price over the underlying net tangible and intangible assets of StarTrak. Goodwill is not amortized, but is tested for impairment on an annual basis and between annual tests whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Goodwill is tested at the reporting unit level, which is defined as an operating segment or one level below the operating segment.

Goodwill impairment test is a two-step process. The first step is used to identify potential impairment and compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test must be performed to measure the amount of impairment loss, if any. The second step is used to measure the amount of impairment loss and compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss must be recognized in an amount equal to that excess. The Company operates in one reportable segment which is its only reporting unit. On November 30, 2011, the Company performed it annual review of goodwill and concluded that no impairment existed in 2011.

Intangible assets

Intangible assets that are not considered to have an indefinite life are amortized over their useful lives. Intangible assets include technology and patents, customer relationships and trademarks from the acquisition of StarTrak. Intangible assets are amortized using the straight line method over the estimated useful lives of the assets.

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

Warranty costs

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

Notes to consolidated financial statements

(In thousands, except share and per share amounts)

Recent accounting pronouncements

In September 2011, FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other: Testing Goodwill for Impairment, which amends FASB Topic ASC 350, Intangible Assets-Goodwill and Other. Under ASU No. 2011-08, an entity may elect the option to assess qualitative factors to determine whether it is necessary to perform the first step in the two-step impairment testing process. ASU No. 2011-08 is effective for the Company on January 1, 2012. The Company does not expect adopting ASU No. 2011-08 will have a material impact on its consolidated financial statements.

In June 2011, FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. ASU No. 2011-05 eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The guidance allows two presentation alternatives: (1) present items of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income; or (2) in two separate, but consecutive, statements of net income and other comprehensive income. In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU No. 2011-05. ASU No. 2011-12 defers the requirement to present reclassification adjustments from other comprehensive income on the face of the financial statements and allow entities to continue to report reclassifications out of accumulated other comprehensive income consistent with the requirement in effect before ASU No. 2011-05. ASC No. 2011-12 defers the requirement within ASU No. 2011-05 to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. During the deferral, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to the issuance of ASU No. 2011-05. These ASUs will be effective for the Company on January 1, 2012. Except for presentation requirements, the Company does not expect adopting these ASUs to have a material impact on its consolidated financial statements.

In May 2011, FASB issued ASU No. 2011-04, Amendment to Achieve Common Fair Value Measurement and Disclosure Requirements, in U.S. GAAP and International Financial Reporting Standards (IFRS), which amends FASB Topic ASC 820, Fair value measurement. ASU No. 2011-04 modifies the existing standard to include disclosure of all transfers between Level 1 and Level 2 asset and liability fair value categories. In addition, ASU No. 2011-04 provides guidance on measuring the fair value of financial instruments managed within a portfolio and the application of premiums and discounts on fair value measurements. ASU No. 2011-04 requires additional disclosure for Level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs. ASU No. 2011-04 will be effective for the Company on January 1, 2012. The Company does not expect adopting ASU No. 2011-04 will have a material impact its consolidated financial statements.

Note 4.    Acquisitions

StarTrak

The consideration paid to acquire StarTrak was valued at $18,242 consisting of: (i) cash subject to a final working capital adjustment, which has not yet been finalized, (ii) forgiveness of the 6% secured promissory note advanced by the Company to Alanco on February 23, 2011, (iii) note payable issued to a lender and stockholder of Alanco, (iv) common stock, (v) Series A convertible preferred stock and (vi) delivery of the Company’s investment in preferred stock and common stock of Alanco back to Alanco.

Notes to consolidated financial statements

(In thousands, except share and per share amounts)

The preliminary estimated fair values of the purchase price are as follows:

Cash consideration	$1,893
Forgiveness of 6% secured promissory note advanced to Alanco on February 23, 2011 including interest of $4	304
Contingent earn-out consideration	—
The Company’s investment in preferred stock and common stock of Alanco delivered back to Alanco	2,050
$3,900 secured 6% secured promissory note payable issued to a lender and stockholder of Alanco	3,812
Issuance of 183,550 shares of Series A convertible preferred stock	1,834
Issuance of 2,869,172 shares of common stock (valued at $2.91 per share, which reflects the Company’s common stock closing price on May 16, 2011)	8,349

Total	$18,242

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

For the year ended December 31, 2011, StarTrak did not achieve the revenue milestones for the 2011 calendar year.

Contingent earn-out consideration

As of the acquisition date, the fair value of the contingent earn-out amount was estimated to be nil. The estimated fair value of the earn-out was determined using weighted probabilities to achieve the revenue milestones. The Company estimated the fair value of the contingent consideration using a probability-weighted discounted cash flow model discounted at 19.0%. The fair value measurement is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Any change in the fair value of the contingent earn-out subsequent to the acquisition date, including changes from events after the acquisition date, will be recognized in earnings in the period the estimated fair value changes. For the year ended December 31, 2011, there were no changes to the fair value of the contingent earn-out amount as StarTrak did not achieve the revenue milestones for the 2011 calendar year.

Notes to consolidated financial statements

(In thousands, except share and per share amounts)

Investment in Alanco

The Company accounted for the investment in Alanco at cost, or $2,356. The investment consisted of an initial purchase of 500,000 shares of Alanco’s Series E convertible preferred stock for $2,250, and shares of common stock received as payment of dividends on the Series E convertible preferred stock totaling $106. The fair value of the Series E convertible preferred stock was estimated using a combination of an income approach for the debt component and the Black-Scholes option pricing model for the option component. The rate utilized to discount the net cash flows to the present value for the debt component was 20.0% based on a private-equity rate of return for this security. The fair value of the option component was de minimis. The fair value of the common stock dividends was based on Alanco’s closing stock price as of May 16, 2011. The Company recorded a loss of $305 on the revaluation of its investment in Alanco, triggered by the acquisition, for the difference between the fair value and the carrying value at the date of acquisition. Such loss was recorded prior to tendering the shares to Alanco. The loss is recorded in other income (expense) in the consolidated statements of operations for the year ended December 31, 2011.

$3,900 secured 6% promissory note payable issued to a lender and stockholder of Alanco

The fair value of the note payable was estimated using an income approach-yield analysis based on the contractual interest and principal payments. The rate utilized to discount the net cash flows to the present value was 6.85%, which was based on: (i) comparable loan indices with similar structure and credit and (ii) comparable companies. As a result, the Company recognized a fair value adjustment of $88, which reduced the carrying value of the note. This amount will be amortized to interest expense using the effective interest method which will increase the carrying value of the note through the maturity date (See Note 16).

Series A convertible preferred stock

The face value of the Series A convertible preferred stock is $1,836 and the estimated fair value is $1,834. As a result, the face value will be accreted up to the fair value using the effective interest method through the date of redemption (See Note 17).

Notes to consolidated financial statements

(In thousands, except share and per share amounts)

Preliminary Estimated Purchase Price Allocation

The total preliminary estimated purchase price was allocated to the net assets based upon their preliminary estimated fair values as of the close of business on May 16, 2011 as set forth below. The excess of the preliminary purchase price over the preliminary net assets was recorded as goodwill. The preliminary allocation of the purchase price was based upon a preliminary valuation and the estimates and assumptions are subject to change, and the revisions may materially affect the presentation in the Company’s consolidated balance sheet. Any change to the initial estimates of the assets and liabilities acquired will be recorded as adjustments to goodwill throughout the measurement period. The areas of the preliminary purchase price allocation that are not yet finalized relate to the fair values of certain net assets and liabilities, including deferred warranty revenues and warranty liabilities, intangible assets, goodwill and the final working capital adjustment. The Company anticipates finalizing the purchase price allocation during the first quarter of 2012. The preliminary estimated purchase price allocation is as follows:

Cash and cash equivalents	$322
Accounts receivable	1,535
Inventory	2,085
Other current and noncurrent assets	279
Indemnification assets	379
Property, plant and equipment	303
Intangible assets	7,600

Total identifiable assets acquired	12,503

Accounts payable and accrued expenses	(1,755)
Deferred warranty revenues	(400)
Warranty liabilities	(3,082)
Patent infringement claim	(155)

Total liabilities assumed	(5,392)

Net identifiable assets acquired	7,111
Goodwill	11,131

Total preliminary purchase price	$18,242

Notes to consolidated financial statements

(In thousands, except share and per share amounts)

Intangible Assets

The fair values of the trademarks and the technology and patents were estimated using a relief from royalty method under the income approach based on discounted cash flows. The fair value of customer relationships were estimated based on an income approach using the excess earnings method. A discount rate of 19% was selected to reflect risk characteristics of these intangible assets. The discount rate was applied to the projected cash flows associated with the assets in order to value these intangible assets. The remaining useful lives of the technology and patents and trademarks were based on historical product development cycles, the projected rate of technology migration and the pattern of projected economic benefit of these intangible assets. The remaining useful lives of customer relationships were based on customer attrition and the future economic benefit (See Note 12).

	Estimated useful life (in years)	Amount
Technology and patents	10	$3,900
Customer relationships	10	2,900
Trademarks	10	800

		$7,600

Goodwill

The acquisition of StarTrak with its technology platform that can be applied across a number of new and existing vertical markets offers growth opportunities for the Company. These growth opportunities contribute to a preliminary purchase price resulting in the recognition of goodwill. The acquired goodwill is deductible for income tax purposes over fifteen years.

Deferred warranty revenues

In connection with the preliminary estimated purchase price allocation, the Company estimated the fair value of the service obligations assumed from StarTrak. The estimated fair value of the service obligations was determined using a version of the income approach, known as the build-up method to estimate the cost necessary to fulfill the obligations plus a normal profit margin on the fulfillment effort. The estimated costs to fulfill the service obligations were based on StarTrak’s historical direct costs and indirect costs related to StarTrak’s service agreements with its customers. Direct costs include personnel directly engaged in providing service and support activities, while indirect costs consist of estimated general and administrative expenses based on an overall margin of StarTrak’s business.

Warranty liabilities and Escrow Agreement

As a result of the acquisition of StarTrak on May 16, 2011, the Company acquired warranty obligations on StarTrak’s product sales, which provide for costs to replace or fix the product. One-year warranty coverage is accrued on product sales which provide for costs to replace or fix the product. The Company’s analysis of the warranty liabilities associated with the one-year warranty coverage are estimated based on the historical costs of StarTrak to replace or fix products for customers, and additional liability for warranty coverage for other specific claims that are expected to be incurred within the next twelve months, for which it is estimated that customers may have a warranty claim. As the Company continues to gather additional information, these accrual estimates may differ from actual results and adjustments to the estimated warranty liability would be required. The Company continues to evaluate warranty liabilities relating to the acquisition of StarTrak throughout the measurement period. If the Company determines that adjustments to these amounts are required during the remainder of the measurement period such amounts will be recorded as an adjustment to goodwill.

Notes to consolidated financial statements

(In thousands, except share and per share amounts)

On May 16, 2011, the Company had estimated additional warranty obligations of $1,050 relating to warranty claims it was investigating. During the fourth quarter of 2011, the Company obtained additional information that existed at the acquisition date and recorded additional warranty obligations of $2,032. Accordingly, the Company recognized an increase of $2,032 to the warranty liabilities at the acquisition date and a corresponding increase in goodwill for the same amount. The fair value of these amounts have not yet been finalized. The Company is currently in the process of determining the extent of any additional warranty obligations during the remainder of the measurement period.

In connection with the acquisition, the Company entered into an escrow agreement with Alanco. Under the terms of the escrow agreement, 166,611 shares of common stock were issued to Alanco and placed in an escrow account to cover 50% of certain costs relating to fuel sensor warranty obligations incurred by the Company. In the event that the sum of (i) aggregate warranty expenses (other than for fuel sensors) and (ii) any fuel sensor damages directly expended or accrued on the StarTrak balance sheet from March 1, 2011 through March 1, 2012 exceeds $600, the Company shall have the right to provide written notice to the escrow agent and Alanco setting forth a description of the fuel sensor distribution event and the number of shares of the Company’s common stock to be distributed to the Company from the escrow account. The number of shares of common stock that the Company will direct the escrow agent to release to the Company from the escrow account will equal 50% of the fuel sensor damages (excluding the amount of damages that when added to the non-fuel sensor damages equals $600) incurred or suffered from June 1, 2011 through March 1, 2012, valued at $3.001 per share. As a result, the Company has recorded $304 relating to the escrow agreement as an indemnification asset, which is included in other assets. As of December 31, 2011, there were no changes to the contractual amount of the indemnification asset. For the year ended December 31, 2011, the Company recorded a gain of $8 on the fair value of the common stock held in escrow. The gain is recorded in selling, general and administrative expenses in the consolidated statements of operations.

Patent infringement liability and Escrow Agreement

StarTrak was a named defendant in a patent infringement action filed by Innovative Global Systems LLC (“Innovative Global Systems”) in the United States District Court for the Eastern District of Texas. In July 2011, a settlement agreement was reached under which Innovative Global Systems dismissed the patent infringement action and grant StarTrak and StarTrak Information Technologies, LLC, a wholly owned subsidiary of ORBCOMM holding the acquired StarTrak assets, a license in the patents-in-suit and certain other patents. Under the settlement agreement Innovative Global Systems received the amount of $155, which amount was agreed in principle in May 2011 and paid by the Company in July 2011 for $155. Accordingly, the Company recognized a liability relating to the patent infringement action for $155 on the date of acquisition. As of December 31, 2011, there were no changes to the patent infringement liability.

In connection with the acquisition, the Company entered into an escrow agreement with Alanco. Under the terms of the escrow agreement, 249,917 shares of common stock were issued to Alanco and placed in an escrow account to cover 50% of any damages relating to the Innovative Global Systems patent infringement action incurred or suffered by the Company. The Company and Alanco are in discussions regarding the extent to which legal fees incurred by the Company relating to this patent infringement action will, in addition to the settlement payment, be covered by the escrow agreement. Upon final agreement between the Company and Alanco regarding these additional costs, the Company will direct the escrow agent to release to the Company from the escrow account shares of common stock valued at $3.001 per share equal to 50% of the damages incurred or suffered by the Company. As a result of the settlement agreement, the Company has recorded $75 relating to this escrow agreement as an indemnification asset, which is included in prepaid expenses and other current assets. As of December 31, 2011, there were no changes to the contractual amount of the indemnification asset. For the year ended December 31, 2011 the Company recorded a gain of $2 on the fair value of the common stock held in escrow. The gain is recorded in selling, general and administrative expenses in the consolidated statements of operations.

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

Pro Forma Results for StarTrak Acquisition

The following table presents the unaudited pro forma results (including StarTrak) for the years ended December 31, 2011 and 2010 as though the companies had been combined as of the beginning of each of the periods presented. The pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each period presented.

The supplemental pro forma revenues, net income (loss) attributable to ORBCOMM Inc. and the net income (loss) attributable to common stockholders for the periods presented in the table below were adjusted to include the amortization of the intangible assets, income tax expense and dividends on the Series A convertible preferred stock calculated from January 1, 2010 to the acquisition date. Also the supplemental pro forma information was adjusted to exclude acquisition costs and elimination of intercompany transactions.

The amount of StarTrak’s revenues and net loss included in the Company’s consolidated statements of operations from the acquisition date to December 31, 2011 and the revenues, net income (loss) attributable to ORBCOMM Inc. and the net income (loss) attributable to common stockholders of the combined entity had the acquisition date been January 1, 2010, are as follows:

	Revenues	Net income (loss) Attributable to ORBCOMM Inc.	Net income (loss) Attributable to Common Stockholders
Actual from May 17, 2011 to December 31, 2011	$10,898	$(636)	$(636)

Supplemental pro forma for the year ended December 31, 2011	$51,814	$1,087	$1,015

Supplemental pro forma for the year ended December 31, 2010	$51,333	$(6,855)	$(6,927)

LMS

The consideration paid to acquire LMS was valued at $6,123 consisting of $4,000 in cash subject to a final working capital adjustment and the issuance of 645,162 shares of common stock valued at $2,123 (based on the Company’s closing stock price of $3.29 per share on January 12, 2012).

In addition to the consideration paid, up to additional $3,950 in contingent payments is payable to PAR. Up to $3,000 will be payable based on achieving certain agreed-upon new subscriber targets for calendar year 2012 and up to $950 will be payable based on achieving certain agreed-upon sales targets for calendar years 2012 through 2014. Any potential earn-out amount can be paid in common stock, cash or a combination at the Company’s options. Any shares of common stock issued will be on the 20-day average closing price of the common stock prior to the payment due dates for such contingent consideration.

Notes to consolidated financial statements

(In thousands, except share and per share amounts)

Note 5.    Discontinued Operations

In June 2010, the Company wrote down the net assets for sale by $3,261 to the estimated selling price in anticipation of selling Stellar Satellite Communications, Ltd. (“Stellar”). On August 5, 2010, Stellar entered into an Asset Purchase Agreement with Quake Global, Inc., a manufacturer of satellite communicators to purchase Stellar. Under the terms of the Asset Purchase Agreement, the Company will receive royalty payments contingent on future product sales of inventory as defined in the Asset Purchase Agreement. The Company will recognize the future royalty payments when they are received and the contingency is resolved in accordance with FASB Topic ASC 450 “Contingencies”. For the years ended December 31, 2011 and 2010, the Company received royalty payments totaling $169 and $53, respectively, which are included in continuing operations in its consolidated statements of operations. For the year ended December 31, 2011, the Company had no discontinued operations.

A summary of discontinued operations for the years ended December 31, 2010 and 2009 is as follows:

	Years ended December 31,
	2010	2009
Revenues- Product sales	$548	$1,604

Loss from discontinued operations	$(3,753)	$(954)

Note 6.    ORBCOMM Japan

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

Note 7.     Stock-based Compensation

The Company’s share-based compensation plans consist of its 2006 Long-Term Incentives Plan (the “2006 LTIP”) and its 2004 Stock Option Plan. As of December 31, 2011, there were 4,768,269 shares available for grant under the 2006 LTIP.

For the years ended December 31, 2011, 2010 and 2009, the Company recognized stock-based compensation expense in continuing operations of $1,914, $2,211 and $1,511, respectively. The Company’s stock-based compensation in discontinued operations for the years ended December 31, 2010 and 2009 was not significant. For the years ended December 31, 2011 and 2010, the Company capitalized stock-based compensation of $57 and $39 to satellite network and other equipment, respectively. The Company has not recognized and does not expect to recognize in the foreseeable future, any tax benefit related to stock-based compensation as a result of the full valuation allowance on its net deferred tax assets and its net operating loss carryforwards generated in the U.S.

Notes to consolidated financial statements

(In thousands, except share and per share amounts)

The components of the Company’s stock-based compensation expense are presented below:

	For the Years Ended December 31,
	2011	2010	2009
Stock appreciation rights	$1,488	$1,672	$942
Restricted stock units	426	539	545
Stock options	—	—	24

Total	$1,914	$2,211	$1,511

As of December 31, 2011, the Company had unrecognized compensation costs for all share-based payment arrangements totaling $983.

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

Time-based Stock Appreciation Rights

In 2011, the Company granted 722,000 time-based SARs, which vest through December 2014.

A summary of the Company’s time-based SARs for the year ended December 31, 2011 is as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2011	2,000,667	$4.07
Granted	722,000	2.77
Exercised	(4,000)	2.46
Forfeited or expired	(29,700)	2.41

Outstanding at December 31, 2011	2,688,967	$3.74	7.70	$622

Exercisable at December 31, 2011	2,023,968	$4.10	7.30	$401

Vested and expected to vest at December 31, 2011	2,594,967	$3.77	7.64	$608

For the years ended December 31, 2011, 2010 and 2009, the Company recorded stock-based compensation expense in continuing operations of $1,059, $1,349 and $903 relating to these SARs, respectively. As of December 31, 2011, $872 of total unrecognized compensation cost relating to these SARs is expected to be recognized through December 2014.

Notes to consolidated financial statements

(In thousands, except share and per share amounts)

The weighted-average grant date fair value of the SARs granted in 2011, 2010 and 2009 was $1.68, $1.77 and $0.91 per share, respectively.

The intrinsic value of the SARs exercised was $4 for the year ended December 31, 2011.

Performance-Based Stock Appreciation Rights

In 2011, the Company granted 393,666 performance-based SARs for 2011 financial and operational targets, which are expected to vest in the first quarter of 2012. As of December 31, 2011, the Company estimates that 223,808 of these SARs will vest in the first quarter of 2012.

A summary of the Company’s performance-based SARs for the year ended December 31, 2011 is as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2011	567,146	$6.00
Granted	393,666	3.25
Exercised	(19,500)	2.30
Forfeited or expired	(96,013)	2.51

Outstanding at December 31, 2011	845,299	$5.20	7.98	$130

Exercisable at December 31, 2011	458,634	$6.85	6.68	$108

Vested and expected to vest at December 31, 2011	687,491	$5.67	7.54	$121

For the years ended December 31, 2011, 2010 and 2009, the Company recorded stock-based compensation expense in continuing operations of $429, $323 and $38 relating to these SARs, respectively. As of December 31, 2011, $89 of total unrecognized compensation cost related to these SARs is expected to be recognized through the first quarter of 2012.

The weighted-average grant date fair value of the SARs granted during the years ended December 31, 2011, 2010 and 2009 was $2.00, $1.72 and $1.30 per share, respectively.

The intrinsic value of the SARs exercised was $20 for the year ended December 31, 2011.

Notes to consolidated financial statements

(In thousands, except share and per share amounts)

The fair value of each time and performance-based SAR award is estimated on the date of grant using the Black-Scholes option pricing model with the assumptions described below for the periods indicated. For years ended December 31, 2011 and 2010, the expected volatility was based on an average of the Company’s historical volatility over the expected terms of the SAR awards and the comparable publicly traded companies’ historical volatility. For the year ended December 31, 2009, the expected volatility was based on the historical volatility for comparable publicly traded companies, due to the Company’s own insufficient trading history. The Company uses the “simplified” method to determine the expected terms of SARs due to an insufficient history of exercises. Estimated forfeitures were based on voluntary and involuntary termination behavior as well as analysis of actual forfeitures. The risk-free interest rate was based on the U.S. Treasury yield curve at the time of the grant over the expected term of the SAR grants.

Years ended December 31,
	2011	2010	2009
Risk-free interest rate	1.00% to 2.65%	1.77% to 2.65%	2.15% to 2.34%
Expected life (years)	5.5 and 6.0	5.5 and 6.0	5.5 and 6.0
Estimated volatility factor	64.15% to 74.34%	83.30% to 85.95%	55.03% and 85.30%
Expected dividends	None	None	None

Time-Based Restricted Stock Units

In 2011, the Company granted 120,0000 time-based RSUs, which vested in January 2012.

A summary of the Company’s time-based RSUs for the year ended December 31, 2011 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Balance at January 1, 2011	156,624	$2.90
Granted	120,000	2.93
Vested	(118,290)	3.09
Forfeited or expired	(15,000)	3.30

Balance at December 31, 2011	143,334	$2.72

For the years ended December 31, 2011, 2010 and 2009, the Company recorded stock-based compensation expense in continuing operations of $426, $539 and $461 related to these RSUs, respectively. As of December 31, 2011, $22 of total unrecognized compensation cost related to these RSUs is expected to be recognized through July 2012.

The fair value of RSU awards is based upon the closing stock price of the Company’s common stock on the date of grant.

Performance-Based Restricted Stock Units

In 2011 and 2010, the Company did not grant any performance-based RSUs. For the year ended December 31, 2009, the Company recorded stock-based compensation expense in continuing operations of $85 related to performance-based RSUs, respectively.

Notes to consolidated financial statements

(In thousands, except share and per share amounts)

Stock Options

Options granted under the 2004 Stock Option Plan have a maximum term of 10 years and vest over a period determined by the Company’s Board of Directors (generally four years) at an exercise price per share determined by the Board of Directors at the time of the grant. The 2004 stock option plan expires 10 years from the effective date, or when all options have been granted, whichever is sooner. The Company did not grant stock options in 2011, 2010 and 2009.

A summary of the status of the Company’s stock options as of December 31, 2011 is as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2011	757,828	$2.97
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—

Outstanding at December 31, 2011	757,828	$2.97	2.22	$287

Exercisable at December 31, 2011	757,828	$2.97	2.22	$287

Vested and expected to vest at December 31, 2011	757,828	$2.97	2.22	$287

Note 8.    Net Loss Attributable to ORBCOMM Inc. Common Stockholders

Basic net loss per common share is calculated by dividing net loss attributable to ORBCOMM Inc. by the weighted-average number of common shares outstanding for the period. Diluted net loss per common share is the same as basic net loss per common share, because potentially dilutive securities such as Series A convertible preferred stock, SARs, RSUs and stock options would have an antidilutive effect as the Company incurred a net loss for the years ended December 31, 2011, 2010 and 2009. The potentially dilutive securities excluded from the determination of basic and diluted loss per share, as their effect is antidilutive, are as follows:

	Years Ended December 31,
	2011	2010	2009
Series A convertible preferred stock	310,337	—	—
SARs	3,534,266	2,567,813	1,446,813
RSUs	143,334	156,624	238,753
Stock options	757,828	757,828	782,079

	4,745,765	3,482,265	2,467,645

Note 9.    Marketable Securities

As of December 31, 2011 and 2010, the marketable securities are recorded at amortized cost which approximates fair market value which was based on Level 1 inputs. All investments mature in one year or less.

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

	December 31, 2011			December 31, 2010
	Fair Value	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value	Gross Unrealized Losses	Gross Unrealized Gains
U.S. government and agency obligations	$25,177	$7	$3	$39,926	$18	$5
Corporate obligations	17,655	17	—	24,108	18	3
FDIC-insured certificates of deposits	3,118	2	—	3,837	3	—

	$45,950	$26	$3	$67,871	$39	$8

At December 31, 2011 and 2010, the gross unrealized losses of $26 and $39, respectively, were primarily due to changes in interest rates and not credit quality of the issuer. Accordingly, the Company has determined that the gross unrealized losses are not other-than-temporary at December 31, 2011 and 2010 and there has been no recognition of impairment losses in its consolidated statements of operations for the years ended December 31, 2011 and 2010.

Investment in Alanco

On April 5, 2010, the Company entered into a stock purchase agreement with Alanco. Under the terms of the stock purchase agreement, the Company purchased 500,000 shares of Series E Convertible Preferred Stock (“Series E preferred stock”) from Alanco for consideration totaling $2,250. The consideration consisted of: (1) $1,356 cash payment, (2) exchange of outstanding accounts receivable balance of $644 in lieu of receiving payment from StarTrak and (3) a $250 credit against future accounts receivable for satellite usage fees.

Each share of the Series E preferred stock was entitled to an annual dividend of 5% per annum, payable quarterly, when declared by Alanco’s board of directors in cash or stock. The Series E preferred stock was an equity security that does not have a readily determinable fair value. The Company periodically assesses whether the investment is other-than-temporarily impaired. If the Company determines that an other-than temporary impairment has occurred, the Company will write down the investment to its fair value. The fair value of a cost method investment is not evaluated if there are no identified events or changes in circumstances that may have a significant adverse effect on the investment’s fair value.

In 2011, Alanco’s board of directors declared quarterly dividends and the Company received 63,180 shares of Alanco’s common stock valued at $84. The Company increased its cost method investment by $84 and recorded dividend income for the same amount in other income in its consolidated statements of operations for the year ended December 31, 2011. As part of the purchase price paid to acquire StarTrak, the investment was delivered back to Alanco (See Note 4).

In 2010, Alanco’s board of directors declared a quarterly dividend and the Company received 15,060 shares of Alanco’s common stock valued at $28. The Company increased its cost method investment by $28 and recorded dividend income for the same amount in other income in its consolidated statements of operations for the year ended December 31, 2010. As of December 31, 2010, the carrying amount of the cost method investment was $2,278.

Notes to consolidated financial statements

(In thousands, except share and per share amounts)

Note 10.    Satellite Network and Other Equipment

Satellite network and other equipment consisted of the following:

	Useful Life (Years)	December 31,
		2011	2010
Land		$381	$381
Satellite network	1 to 10 years	35,088	32,560
Capitalized software	3-5	1,785	1,646
Computer hardware	5	1,430	1,247
Other	5-7	1,618	1,311
Assets under construction		70,590	62,374

		110,892	99,519
Less accumulated depreciation and amortization		(31,121)	(27,835)

		$79,771	$71,684

During the years ended December 31, 2011 and 2010, the Company capitalized costs attributable to the design and development of internal-use software in the amount of $202 and $353, respectively.

Depreciation and amortization expense for the years ended December 31, 2011, 2010 and 2009 was $3,406, $2,831, and $17,629, respectively. This includes amortization of internal-use software of $347, $352 and $342 for the years ended December 31, 2011, 2010 and 2009, respectively.

Assets under construction primarily consist of milestone payments pursuant to procurement agreements, which includes the design, development, launch and other direct costs relating to the construction of the satellites (See Note 20) and upgrades to its infrastructure and the ground facilities.

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

In August 2009, the Company placed in service the two remaining quick-launch satellites for which the Company maintained communications capability which were providing limited ORBCOMM messaging and worldwide AIS services. The similarity of these satellites to the failed satellites significantly reduce their expected useful lives. These two satellites were fully depreciated as of December 31, 2009. In 2010, the Company lost contact with the two remaining quick-launch satellites. These satellites were covered as a part of the Company’s insurance settlement received in December 2009 as they were considered a constructive total loss under the Company’s insurance policy.

In September 2010, the Company recorded a non-cash impairment charge of $6,509 to write-off quick-launch satellite #6 after entering into a settlement agreement with OHB in connection with two contracts to build and deploy satellites that were launched in June 2008, along with signing the new AIS Satellite Deployment and License Agreement, (See Note 20). The two agreements covered by the settlement were the ORBCOMM

Notes to consolidated financial statements

(In thousands, except share and per share amounts)

Concept Demonstration Satellite Bus, Integration Test and launch services procurement agreement with respect to the Coast Guard demonstration satellite and the procurement agreement with respect to quick-launch satellites #1 through 6. Quick-launch satellite #6, which was not launched in June 2008 as part of the earlier agreement, was expected to be retained for future deployment after completion to address the anomalies exhibited by the earlier satellites. The decision to write-off quick-launch satellite #6 instead of completing it was based on the Company’s determination that completion of the construction and launch of this satellite would not be cost effective.

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

Note 11.    Restricted Cash

Restricted cash consists of the remaining cash collateral of $3,000 for a performance bond required by the FCC in connection with the construction, launch and operation of the 18 next-generation satellites that was authorized in the March 21, 2008 FCC Space License modification. Under the terms of the performance bond, the cash collateral will be reduced in increments of $1,000 upon completion of specified milestones. The Company certified completion of a third milestone. The FCC refunded the third milestone in January 2012. The Company has classified $1,000 of restricted cash for the third milestone as a current asset and the remaining $2,000 as a non-current asset at December 31, 2011 and 2010.

At December 31, 2010, restricted cash also included $680 deposited into an escrow account under the terms of a procurement agreement for the quick-launch satellites. During year ended December 31, 2011, $500 was paid to the supplier and the balance of $180 was returned to the Company.

At December 31, 2010, restricted cash also included $350 placed into certificates of deposit to collateralize a letter of credit with a cellular wireless provider to secure terrestrial communications services and to secure a

Notes to consolidated financial statements

(In thousands, except share and per share amounts)

credit card facility. During the year ended December 31, 2011, the cellular wireless provider reduced the amount of the letter of credit by $130 which was refunded to the Company.

Note 12.    Goodwill and Intangible Assets

The Company’s intangible assets consisted of the following:

	Useful life (years)	December 31, 2011			December 31, 2010
		Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Acquired licenses	6	$8,115	$(8,115)	$—	$8,115	$(7,001)	$1,114
Patents and technology	10	3,900	(244)	3,656	—	—	—
Trademarks	10	800	(50)	750	—	—	—
Customer lists	10	2,900	(181)	2,719	—	—	—

		$15,715	$(8,590)	$7,125	$8,115	$(7,001)	$1,114

Amortization expense for the years ended December 31, 2011, 2010 and 2009 was $1,589, $1,486 and $1,486, respectively.

Estimated amortization expense for intangible assets is as follows:

Years ending December 31,
2012	$760
2013	760
2014	760
2015	760
2016	760
Thereafter	3,325

$7,125

Goodwill

Goodwill is allocated to the Company’s one reportable segment which is its only reporting unit.

Note 13.    Accrued Liabilities

The Company’s accrued liabilities consisted of the following:

	December 31
	2011	2010
Accrued compensation and benefits	$2,868	$2,151
Accrued interest	918	857
Warranty	2,631	—
Accrued satellite network and other equipment	4,296	—
Corporate income tax payable	771	—
Other accrued expenses	2,643	3,035

	$14,127	$6,043

Notes to consolidated financial statements

(In thousands, except share and per share amounts)

For the period ended December 31, 2011, changes in accrued warranty obligations consisted of the following:

Balance at January 1, 2011	$—
Warranty liabilities assumed from the acquisition of StarTrak (See Note 4)	3,082
Warranty expense	250
Warranty charges	(701)

Balance at December 31, 2011	$2,631

Note 14.     Deferred Revenue

Deferred revenues consisted of the following:

	December 31
	2011	2010
Service activation fees	$2,252	$2,277
Prepaid services	1,045	1,067
Warranty revenues	358	—
Manufacturing license fees	14	29

	3,669	3,373
Less current portion	(2,099)	(2,134)

Long-term portion	$1,570	$1,239

Note 15.    Note Payable — Related Party

In connection with the acquisition of a majority interest in Satcom in 2005, the Company recorded an indebtedness to OHB Technology A.G. (formerly known as OHB Teledata A.G.), a stockholder of the Company. At December 31, 2011, the principal balance of the note payable was €1,138 and it had a carrying value of $1,480. At December 31, 2010, the principal balance of the note payable was €1,138 ($1,514) and it had a carrying value of $1,416. The carrying value was based on the note’s estimated fair value at the time of acquisition. The difference between the carrying value and principal balance was being amortized to interest expense over the estimated life of the note of six years which ended in September 30, 2011. The amortization to interest expense related to the note for the years ended December 31, 2011, 2010 and 2009 was $98, $131 and $131, respectively. This note does not bear interest and has no fixed repayment term. Repayment will be made from the distribution profits (as defined in the note agreement) of ORBCOMM Europe LLC. The note has been classified as long-term and the Company does not expect any repayments to be required prior to January 1, 2013.

Notes to consolidated financial statements

(In thousands, except share and per share amounts)

Note 16.    Note Payable

On May 16, 2011, the Company issued a $3,900 6% secured promissory note to an existing lender and stockholder of Alanco. The note bears interest at 6.00% per annum. The note is secured by the intellectual property and certain fixed assets of StarTrak and guaranteed by ORBCOMM Inc. The Company made a $200 principal payment on May 16, 2011 in accordance with the terms of note agreement. As of December 31, 2011, the note payable balance is presented net of the unamortized debt discount of $74 (See Note 4). For the year ended December 31, 2011, the Company recognized debt discount of $14, which is added to the cost of the next-generation satellites. The remaining principal payments are due in quarterly installments beginning on March 31, 2012 with a balloon payment due on December 31, 2015 is as follows:

Years ending December 31,
2012	$250
2013	300
2014	400
2015	2,750

$3,700

Note 17.    Stockholders’ Equity

Preferred Stock

The Company currently has 50,000,000 shares of preferred stock authorized.

Series A convertible preferred stock

As part of the purchase price to acquire StarTrak, the Company issued 183,550 shares of Series A convertible preferred stock.

Key terms of the Series A convertible preferred stock are as follows:

Dividends

Holders of the Series A convertible preferred stock are entitled to receive a cumulative 4% dividend annually (calculated on the basis of the redemption price of $10.00 per share) payable quarterly in additional shares of the Series A convertible preferred stock. During the year ended December 31, 2011, the Company issued dividends in the amount of 2,715 shares to the holders of the Series A Convertible preferred stock. As of December 31, 2011, dividends in arrears was $19.

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

Common Stock

In 2011, the Company issued 34,115 shares of its common stock as a form of payment for bonuses.

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

Warrants

The Company issued no warrants to purchase common stock in 2011, 2010 and 2009. As of December 31, 2011, the Company had no outstanding warrants to purchase shares of common stock.

During the year ended December 31, 2009, warrants to purchase 257,986 shares with a per share exercise price of $4.26 expired.

At December 31, 2011, the Company has reserved 9,203,697 shares of common stock for future issuances related to employee stock compensation plans.

Note 18.    Segment Information

The Company operates in one reportable segment, satellite data communications. Other than satellites in orbit, long-lived assets outside of the United States are not significant. The following table summarizes revenues on a percentage basis by geographic region, based on the country in which the customer is located:

	Years Ended December 31,
	2011	2010	2009
United States	83%	81%	86%
Japan	16%	14%	10%
Other	1%	5%	4%

	100%	100%	100%

Notes to consolidated financial statements

(In thousands, except share and per share amounts)

Note 19.    Income Taxes

The following is a summary of the Company’s provision for income taxes (benefit) from continuing operations for the years ended December 31, 2011, 2010 and 2009:

	December 31,
	2011	2010	2009
Current
Federal	$43	$—	$—
State	—	—	—
International	733	42	—

Total	776	42	—

Deferred:
Federal	(4)	(75)	$546
State	570	(14)	103
International	106	409	74
Valuation allowance	(621)	(578)	(723)

Total	51	(258)	—

Income taxes (benefit)	$827	$(216)	$—

United States and foreign income (loss) before income taxes for the years ended December 31, 2011, 2010 and 2009 is as follows:

	December 31,
	2011	2010	2009
United States	$155	$(556)	$(949)
Foreign	616	(852)	(1,406)

Total	$771	$(1,408)	$(2,355)

Notes to consolidated financial statements

(In thousands, except share and per share amounts)

The components of net deferred tax assets (liabilities) are as follows:

	December 31,
	2011	2010
Deferred tax assets:
Current deferred tax assets:
Deferred revenues	$757	$907
Allowance for doubtful accounts	841	720
Inventory	26	—
Deferred compensation	141	96
Bonus accruals	71	388
Vacation accrual	224	300
Deferred rent	49	42
Warranty accrual	833	—
Accrued expenses	—	129
Installment sale note receivable	62	161
Other	67	—

Total current deferred tax assets	3,071	2,743

Non-current deferred tax assets:
Satellite network and other property	—	199
Intangibles	151	—
Acquisition related costs	369	—
Deferred revenues	566	402
Deferred compensation	2,236	1,846
Deferred rent	81	121
Accrued expenses	210	195
Installment sale note receivable	531	496
Other	—	47
Tax loss carryforwards and credits	12,810	14,071

Total non-current current deferred tax assets	16,954	17,377

Total deferred tax assets	20,025	20,120

Current deferred tax liabilities:
Satellite network and other property	(48)	—
Accrued expenses	(7)

Total current deferred tax liabilities	(55)	—

Non-current deferred tax liabilities
Goodwill	(143)	—
Deferred gain on involuntary conversion	(4,563)	(4,972)
Other	(20)

Total non-current current deferred tax liabilities	(4,726)	(4,972)

Total deferred tax liabilities	(4,781)	(4,972)

Net deferred tax assets before valuation allowance	15,244	15,148
Less valuation allowance	(15,019)	(14,890)

Net deferred tax assets	$225	$258

Deferred tax assets, current	$912	$117
Deferred tax assets, non-current	136	141
Deferred tax liabilities, non-current	(823)	—

Net deferred tax assets	$225	$258

Notes to consolidated financial statements

(In thousands, except share and per share amounts)

The benefit for income taxes differs from the amount computed by applying the statutory U.S. Federal income tax rate from continuing operations because of the effect of the following items:

	Years Ended December 31,
	2011	2010	2009
Income tax expense (benefit) at U.S. statutory rate of 34%	$262	$(436)	$(845)
State income taxes, net of federal benefit	566	(9)	68
Effect of foreign subsidiaries	630	748	596
Other permanent items	(10)	59	904
Change in valuation allowance	(621)	(578)	(723)

Income tax (benefit)	$827	$(216)	$—

In 2011, the Company’s provision for income taxes was primarily due to a income tax expense of $696 from income generated from ORBCOMM Japan which operates in a foreign jurisdiction of Japan and $142 of goodwill generated from the acquisition of StarTrak. In 2011, the increase in state income taxes, net of federal benefit was primarily due to a decrease in the effective state income tax rate due to a change in the enacted tax laws.

As part of the Company’s accounting for the acquisition of StarTrak, a portion of the purchase price was allocated to goodwill. The acquired goodwill is deductible for tax purposes and amortized over fifteen years for income tax purposes. Under GAAP, the acquired goodwill is not amortized in the Company’s financial statements, as such, a deferred income tax expense and a deferred tax liability arise as a result of the tax deductibility for this amount for tax purposes but not for financial statement purposes. The resulting deferred tax liability, which is expected to continue to increase over time will remain on the Company’s balance sheet indefinitely unless there is an impairment of the asset (See Note 4).

As of December 31, 2011 and 2010, the Company maintained a valuation allowance against all of its net deferred tax assets, excluding goodwill, attributable to operations in the United States and all other foreign jurisdictions, except for Japan, as the realization was not considered more likely than not.

During the quarter ended December 31, 2010, the Company reversed $258 in the valuation allowance for deferred tax assets associated with ORBCOMM Japan. The primary evidence used in determining to reverse the valuation allowance was that ORBCOMM Japan has had positive cumulative earnings since 2008. Other positive evidence includes: ORBCOMM Japan’s forecast which indicates that its positive earnings will continue in the long-term and the utilization of its net operating loss carryforwards before expiration. The valuation allowance was originally established in 2008 based primarily on negative evidence of ORBCOMM Japan’s limited operating history following its reorganization. As a result, the Company maintained a full valuation allowance on these deferred tax assets until sufficient positive evidence existed to support reversal.

The net change in the total valuation allowance for the years ended December 31, 2011, 2010 and 2009 was $621, $578 and $723, respectively.

In 2010, the valuation allowance and the deferred tax assets of $3,702, which primarily consists of net operating loss carryforwards was reclassified from discontinued operations to continuing operations as result of the sale of Stellar.

The Company recognizes tax benefits associated with the exercise of stock options and vesting of RSUs directly to stockholders’ equity only when the tax benefit reduces income tax payable on the basis that a cash tax

Notes to consolidated financial statements

(In thousands, except share and per share amounts)

savings has occurred. Accordingly, deferred tax assets are not recognized for net operating loss carryforwards resulting from tax benefits. As of December 31, 2011 and 2010, the Company has not recognized in its deferred tax assets an aggregate of $4,173 and $4,157 of windfall tax benefits associated with the exercise of SARs, stock options and the vesting of RSUs, respectively.

At December 31, 2011 and December 31, 2010, the Company had potentially utilizable federal and state net operating loss tax carryforwards of $38,139 and $39,173 respectively. The net operating loss carryforwards expire at various times through 2031. At December 31, 2011 and December 31, 2010, the Company had potentially utilizable foreign net operating loss carryforwards of $5,586 and $5,523, respectively. The foreign net operating loss carryforwards expire on various dates through 2031.

The utilization of the Company’s net operating losses may be subject to a substantial limitation due to the “change of ownership provisions” under Section 382 of the Internal Revenue Code and similar state provisions. Such limitation may result in the expiration of the net operating loss carryforwards before their utilization.

The Company has not provided deferred income taxes on the undistributed earnings of its Japan subsidiary. The amount of such earnings was $4,185. These earnings have been permanently reinvested and the Company does not plan to initiate action that would precipitate the payment of income taxes thereon. It is not practicable to estimate the amount of additional tax that might be payable on the undistributed earnings of its Japan subsidiary.

During the years December 31, 2011, 2010 and 2009, the Company recorded no significant unrecognized tax benefits. Due to the existence of the Company’s valuation allowance, the uncertain tax benefits if recognized would not impact the Company’s effective income tax rate. The Company is subject to U.S. federal and state examinations by tax authorities from 2008. The Company does not expect any significant changes to its unrecognized tax positions during the next twelve months.

No interest and penalties related to uncertain tax positions were accrued at December 31, 2011, 2010 and 2009.

The following table is a reconciliation of the beginning and ending amount of unrecognized tax benefits:

	2011	2010	2009
Balance at January 1	$775	$775	$775
Additions for tax positions related to prior years	—	—	—
Additions for tax positions	—	—	—
Reductions for tax positions of prior years	—	—	—
Settlements	—	—	—

Balance at December 31	$775	$775	775

As of December 31, 2011 and 2010, the unrecognized tax benefits have been recorded as a reduction to the Company’s federal and state net operating loss tax carryforwards in deferred tax assets.

Note 20.    Commitments and Contingencies

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

On February 22, 2012, Company entered into a Line of Credit Loan Agreement (the “Credit Agreement”) with SNC. The Credit Agreement provides for a secured revolving credit facility with a maximum amount of up to $20,000 providing for advances during the period from July 1, 2012 through the maturity date that is the earlier of (a) 12 months after successful completion of Milestone 33 (Pre-ship Review of satellites 11-18) and (b) April 30, 2014. The facility is secured by a first priority security interest in satellites 1 through 9 being constructed under the Amendment and receivables. The Credit Agreement will bear interest at the same interest rate that applies to SNC’s existing credit facility with its third party lenders, which is a variable rate (currently 4.25% per annum) generally based on the bank’s prime lending rate plus the applicable interest rate spread. Interest will be payable by the Company on a monthly basis and the entire principal is due on the maturity date.

Notes to consolidated financial statements

(In thousands, except share and per share amounts)

Subject to the terms set forth in the Credit Agreement, the Company may borrow, prepay and re-borrow amounts under the facility at any time prior to the maturity date of the Credit Agreement. The Company presently has no plans to use the credit facility at this time.

As of December 31, 2011, the Company has made milestone payments of $42,120 under the agreement. The Company anticipates making payments under the agreement of $21,060 during 2012.

On August 28, 2009, the Company and Space Exploration Technologies Corp. (“SpaceX”) entered into a Commercial Launch Services Agreement (the “Agreement”) pursuant to which SpaceX will provide launch services (the “Launch Services”) using multiple SpaceX Falcon 1e launch vehicles for the carriage into low-Earth-orbit for the Company’s 18 next-generation commercial communications satellites currently being constructed by SNC. Under the Agreement, SpaceX will also provide to the Company launch vehicle integration and support services, as well as certain related optional services. The Company and SpaceX are in discussions on the terms to an amended launch services agreement to provide launch services on multiple Falcon 9 launch vehicles instead of multiple Falcon 1e launch vehicles.

The Company anticipates that the Launch Services will be performed between 2012 and 2014, subject to certain rights of the Company and SpaceX to reschedule any of the particular Launch Services as needed. The Agreement also provides the Company the option to procure, prior to each Launch Service, reflight launch services whereby in the event the applicable Launch Service results in a failure due to the SpaceX launch vehicle, SpaceX will provide comparable reflight launch services at no additional cost to the Company beyond the initial option price for such reflight launch services.

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

As of December 31, 2011, the Company has made milestone payments of $10,080 under the SpaceX Agreement. The Company anticipates making payments under the agreement of $9,150 during 2012.

AIS Satellite Deployment and License Agreement

On September 28, 2010, the Company and OHB entered into an AIS Satellite Deployment and License Agreement (the “AIS Satellite Agreement”) pursuant to which OHB, through its affiliate Luxspace Sarl (“LXS”), will (1) design, construct, launch and in-orbit test two AIS microsatellites and (2) design and construct the required ground support equipment. Under the AIS Satellite Agreement, the Company obtained exclusive licenses for all data (with certain exceptions as defined in the AIS Satellite Agreement) collected or transmitted by the two AIS microsatellites (including all AIS data) during the term of the AIS Satellite Agreement and nonexclusive licenses for all AIS data collected or transmitted by another microsatellite expected to be launched by LXS.

The AIS Satellite Agreement provided for milestone payments totaling $2,000 (inclusive of in-orbit testing) subject to certain adjustments. Payments under the AIS Satellite Agreement began upon the execution of the agreement and successful completion of each milestone through to the launch of the two AIS microsatellites. In addition, to the extent that both AIS microsatellites continue to successfully operate after launch, the Company will pay OHB lease payments of up to $546, subject to certain adjustments, over thirty-six months. In addition, OHB was also entitled to credits of up to $500 to be used solely for the microsatellites AIS data license fees

Notes to consolidated financial statements

(In thousands, except share and per share amounts)

payable to the Company under a separate AIS data resale agreement. The Company and OHB entered into a Memorandum of Agreement effective January 1, 2012 to amend the AIS Satellite Agreement to (i) increase the milestone payments to $2,100 in the aggregate, (ii) eliminate the $500 in credit described above and (iii) increase the lease payments described above to up to $946, over thirty-six months.

On October 12, 2011, the first of two AIS microsatellites was launched and was placed in service in December 2011 and is providing full commercial service. On January 9, 2012, second AIS microsatellite was launched and was placed in full commercial service in February 2012.

As of December 31, 2011, the Company has made milestone payments of $1,475 under the AIS Satellite Agreement, as amended. The Company anticipates making the remaining milestone payments under the agreement of $625 during 2012.

Airtime credits

In 2001, in connection with the organization of ORBCOMM Europe and the reorganization of the ORBCOMM business in Europe, the Company agreed to grant certain country representatives in Europe approximately $3,736 in airtime credits. The Company has not recorded the airtime credits as a liability for the following reasons: (i) the Company has no obligation to pay the unused airtime credits if they are not utilized; and (ii) the airtime credits are earned by the country representatives only when the Company generates revenue from the country representatives. The airtime credits have no expiration date. Accordingly, the Company is recording airtime credits as services are rendered and these airtime credits are recorded net of revenues from the country representatives. For the years ended December 31, 2011, 2010 and 2009 airtime credits used totaled approximately $31, $40 and $76, respectively. As of December 31, 2011 and 2010 unused credits granted by the Company were approximately $2,160 and $2,191, respectively.

Operating leases

The Company leases office, storage and other facilities under agreements classified as operating leases which expire through 2015. Future minimum lease payments, by year and in the aggregate, under non-cancelable operating leases with initial or remaining terms of one year or more as of December 31, 2011 are as follows:

Years Ending December 31,
2012	$1,561
2013	1,421
2014	732
2015	411
2016	370
Thereafter	976

$5,471

Rent expense for the years ended December 31, 2011, 2010 and 2009 was approximately $1,509, $718 and $1,094 , respectively.

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

Notes to consolidated financial statements

(In thousands, except share and per share amounts)

Note 21.    Employee Incentive Plans

The Company maintains a 401(k) plan. All employees who have been employed for three months or longer are eligible to participate in the plan. Employees may contribute up to 15% of eligible compensation to the plan, subject to certain limitations. The Company has the option of matching up to 100% of the amount contributed by each employee up to 4% of employee’s compensation. In addition, the plan contains a discretionary contribution component pursuant to which the Company may make an additional annual contribution. Contributions vest over a five-year period from the employee’s date of employment. The Company did not make any contributions for the years ended December 31, 2011, 2010 and 2009.

Note 22.    Supplemental Disclosure of Noncash Investing and Financing Activities

	Years Ended December 31,
	2011	2010	2009
Investing activities:
Common stock issued in connection with the acquisition of StarTrak	$8,349	$—	$—
Series A convertible preferred stock issued in connection with the acquisition of StarTrak	1,834	—	—
6% secured promissory note issued in connection with the acquisition of StarTrak	3,812	—	—
Cost method investment in Alanco delivered back to Alanco in connection with the acquisition of StarTrak	2,050	—	—
Capital expenditures incurred not yet paid	4,638	1,523	1,045
Stock-based compensation included in capital expenditures	57	39	—
Accounts receivable exchanged and deferred credit issued as part of consideration for other investment	—	894	—
Gateway and components recorded in inventory in prior years which were used for construction under satellite network and other equipment	123	129	—
Financing activities:
Series A convertible preferred stock dividend paid in-kind	27	—	—
Common stock issued as a form of payment for bonus	125	—	—
Employee receivables exchanged as part of consideration for purchase of noncontrolling ownership interests in ORBCOMM Japan	—	66	—

Notes to consolidated financial statements

(In thousands, except share and per share amounts)

Note 23.    Quarterly Financial Data (Unaudited)

The quarterly results of operations are summarized below:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2011
Revenues	$7,883	$10,809	$13,940	$13,674
Income (loss) from operations	(722)	(40)	900	847
Income (loss) from continuing operations	(726)	(576)	535	711
Loss from discontinued operations	—	—	—	—
Net income ( loss) attributable to ORBCOMM Inc.	(731)	(541)	555	699
Net income (loss) per common share-basic:
Income (loss) from continuing operations	(0.02)	(0.01)	0.01	0.01
Loss from discontinued operations	(0.00)	0.00	0.00	0.00
Net loss attributable to ORBCOMM Inc.	(0.02)	(0.01)	0.01	0.01
Net income (loss) per common share-diluted
Income (loss) from continuing operations	(0.02)	(0.01)	0.01	0.01
Income (loss) from discontinued operations	(0.00)	(0.00)	0.00	0.00
Net income (loss) attributable to ORBCOMM Inc. common stockholders	(0.02)	(0.01)	0.01	0.01
Weighted-average shares outstanding:
Basic	42,725,552	44,210,829	45,665,373	45,668,525
Diluted	42,725,552	44,210,829	45,788,204	45,920,795

2010
Revenues	$7,417	$7,837	$13,912	$7,510
Income (loss) from operations	(368)	249	(428)	(871)
Income (loss) from continuing operations	(499)	295	(303)	(685)
Income (loss) from discontinued operations	(91)	(3,479)	(113)	(70)
Net income (loss) attributable to ORBCOMM Inc.	(735)	(3,296)	(609)	(529)
Net income (loss) per common share-basic:
Income (loss) from continuing operations	(0.02)	0.00	(0.01)	(0.01)
Income (loss) from discontinued operations	(0.00)	(0.08)	(0.00)	(0.00)
Net income (loss) attributable to ORBCOMM Inc.	(0.02)	(0.08)	(0.01)	(0.01)
Net income (loss) per common share-diluted Income (loss) from continuing operations	(0.02)	0.00	(0.01)	(0.01)
Income (loss) from discontinued operations	(0.00)	(0.08)	(0.00)	(0.00)
Net income (loss) attributable to ORBCOMM Inc. common stockholders	(0.02)	(0.08)	(0.01)	(0.01)
Weighted-average shares outstanding:
Basic	42,558,510	42,563,207	42,603,852	42,616,950
Diluted	42,558,510	42,612,705	42,603,852	42,616,950

The Company corrected its accounting for the allocation of net losses attributable to noncontrolling interests in accordance with ASC 810, Consolidation Topic . The cumulative immaterial adjustment resulted in decreasing the net loss attributable to ORBCOMM Inc. by $397 and decreasing the net income attributable to noncontrolling interests by $397 during the fourth quarter of 2010.

Schedule II — Valuation and Qualifying Accounts

Description	Col. B Balance at Beginning of the Period	Col. C			Col. D Deductions		Col. E Balance at End of the Period
		Charged to Costs and Expenses	Charged to Other Accounts
	(Amounts in thousands)
Year ended December 31, 2011
Allowance for doubtful receivables	$557	(8)	(249	)(1)	—		$300
Deferred tax asset valuation	$14,890	(621)			750	(4)	$15,019
Year ended December 31, 2010
Allowance for doubtful receivables	$803	(175)	(71	)(1)	—		$557
Deferred tax asset valuation	$11,761	(578)	5	(2)	3,702	(3)	$14,890
Year ended December 31, 2009
Allowance for doubtful receivables	$101	714	(12	)(1)	—		$803
Deferred tax asset valuation	$12,403	(723)	81	(2)	—		$11,761

(1)	Amounts relate to write-offs net of recoveries.

(2)	Amounts relate to differences in foreign exchange rates.

(3)	Amounts relate to reclassification of deferred tax assets and valuation allowance from discontinued operations to continuing operations.

(4)	Amounts relate deferred tax assets acquired in an acquisition.

Exhibit Index

Exhibit No.	Description	Page No.
3.1	Restated Certificate of Incorporation of the Company, filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, is incorporated herein by reference.
3.2	Amended Bylaws of the Company, filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, is incorporated herein by reference.
3.3	Certificate of Designation of Series A Convertible Preferred Stock of ORBCOMM, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 20, 2011, is incorporated herein by reference.
†10.1	ORBCOMM Generation 2 Procurement Agreement dated May 5, 2008, by and between the Company and Sierra Nevada Corporation, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2008, is incorporated herein by reference.
10.1.1	Launch Vehicle changes task order agreement dated August 31, 2010 between the Company and Sierra Nevada Corporation filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, is incorporated herein by reference.
10.1.2	Engineering change requests and enhancements task order agreement dated August 31, 2010, between the Company and Sierra Nevada Corporation filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, is incorporated herein by reference.
†10.1.3	First Amendment to ORBCOMM Generation 2 Procurement Agreement dated as of August 23, 2011, between the Company and Sierra Nevada Corporation, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, is incorporated herein by reference.
†10.2	Falcon 1e Commercial Launch Services Agreement, dated August 28, 2009 between the Company and Space Exploration Technologies Corporation, filed as Exhibit 10.1 to the Company’s Amendment No. 1 to Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2009, is incorporated herein by reference.
10.3	Second Amended and Restated Registration Rights Agreement, dated as of December 30, 2005, by and among the Company and certain preferred stockholders of the Company, filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference.
10.4	Form of Indemnification Agreement between the Company and the executive officers and directors of the Company, filed as Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference.
10.5	Schedule identifying agreements substantially identical to the form of Indemnification Agreement constituting Exhibit 10.4 hereto, filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, is incorporated herein by reference.
*10 .6	2004 Stock Option Plan, filed as Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference.
*10.6.1	Form of Incentive Stock Option Agreement under the 2004 Stock Option Plan, filed as Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference.
*10.6.2	Form of Non Statutory Stock Option Agreement under the 2004 Stock Option Plan, filed as Exhibit 10.18 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference.
*10.7	2006 Long-Term Incentives Plan, as amended, filed as Exhibit 99 to the Company’s Current Report on Form 8-K filed on May 3, 2011, is incorporated herein by reference.

Exhibit No.	Description	Page No.
*10.7.1	Form of Restricted Stock Unit Award Agreement under the 2006 Long-Term Incentives Plan, filed as Exhibit 10.24 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference.
*10.7.2	Form of Stock Appreciation Rights Award Agreement under the 2006 Long-Term Incentives Plan, filed as Exhibit 10.25 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference.
*10.8	Summary of Non-Employee Director Compensation.
*10.9	Employment Agreement between Marc J. Eisenberg and the Company, filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, is incorporated herein by reference.
*10.10	Employment Agreement between John J. Stolte, Jr. and the Company, filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, is incorporated herein by reference.
*10.11	Employment Agreement between Robert G. Costantini and the Company, filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, is incorporated herein by reference.
*10.12	Employment Agreement between Christian G. Le Brun and the Company, filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, is incorporated herein by reference.
*10.13	Employment Agreement between Brian Bell and the Company, filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, is incorporated herein by reference.
†10.14	Settlement and Release Agreement regarding loss of ORBCOMM CDS and Quick-Launch 1-5 Satellites dated December 10, 2009, filed as Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, is incorporated herein by reference.
10.15	Asset Purchase Agreement dated as of February 23, 2011 among the Company, Alanco Technologies, Inc. and StarTrak Systems, LLC, filed as Exhibit 4 to the Company’s Schedule 13D /A filed on February 28, 2011, is incorporated herein by reference.
†10.16	Asset Purchase and Sale Agreement dated as of December 23, 2011 among PAR Technology Corporation, PAR Government Systems Corporation, Par Logistics Management Systems Corporation, the Company and StarTrak Logistics Management Solutions, LLC (formerly named PLMS Acquisition, LLC), filed as Exhibit 99.2 to the Company’s Amended Current Report on Form 8-K/A filed on March 6, 2012, is incorporated herein by reference.
21	Subsidiaries of the Company
23	Consent of KPMG LLP, an independent registered public accounting firm.
24	Power of Attorney authorizing certain persons to sign this Annual Report on behalf of certain directors and executive officers of the Company.
31.1	Certification of the Chief Executive Officer and President required by Rule 13a-14(a).
31.2	Certification of the Executive Vice President and Chief Financial Officer required by Rule 13a-14(a).
32	Certification of the Chief Executive Officer and President and Executive Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.

†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment. The omitted portions have been separately filed with the Securities and Exchange Commission.