Form 10-Q
period 2012-03-31
ORBCOMM Inc.
filed 2012-05-10
CIK 1361983

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock as of May 7, 2012 is 46,725,061

ORBCOMM Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$24,735	$35,061
Restricted cash	—	1,000
Marketable securities	46,888	45,973
Accounts receivable, net of allowances for doubtful accounts of $285 and $299	9,420	7,946
Inventories	3,680	2,815
Prepaid expenses and other current assets	1,806	1,660
Deferred tax assets	892	912

Total current assets	87,421	95,367
Satellite network and other equipment, net	83,135	79,771
Goodwill	14,030	11,131
Intangible assets, net	8,559	7,125
Restricted cash	2,195	2,220
Deferred tax assets	128	136
Other assets	1,501	1,419

Total assets	$196,969	$197,169

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,594	$2,641
Accrued liabilities	8,574	14,127
Current portion of note payable	262	250
Current portion of deferred revenue	2,193	2,099

Total current liabilities	13,623	19,117
Note payable—related party	1,514	1,480
Note payable, net of current portion	3,306	3,376
Deferred revenue, net of current portion	1,738	1,570
Deferred tax liabilities	888	823
Other liabilities	1,020	226

Total liabilities	22,089	26,592

Commitments and contingencies

Equity:
ORBCOMM Inc. stockholders’ equity
Preferred Stock Series A, par value $0.001; 1,000,000 shares authorized; 176,756 and 186,265 shares issued and outstanding	1,766	1,861
Common stock, par value $0.001; 250,000,000 shares authorized; 46,715,861 and 45,668,527 shares issued and outstanding	47	46
Additional paid-in capital	246,753	244,543
Accumulated other comprehensive income	992	1,352
Accumulated deficit	(74,239)	(76,629)

Total ORBCOMM Inc. stockholders’ equity	175,319	171,173
Noncontrolling interests	(439)	(596)

Total equity	174,880	170,577

Total liabilities and equity	$196,969	$197,169

See notes to condensed consolidated financial statements.

ORBCOMM Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three months ended March 31,
	2012	2011
Revenues:
Service revenues	$11,531	$7,397
Product sales	4,348	486

Total revenues	15,879	7,883

Costs and expenses (1):
Costs of services	4,706	3,463
Costs of product sales	3,103	290
Selling, general and administrative	5,341	4,421
Product development	559	174
Acquisition-related costs	423	257

Total costs and expenses	14,132	8,605

Income (loss) from operations	1,747	(722)
Other income (expense):
Interest income	27	54
Other income	47	101
Gain on extinguishment of debt, net of expenses	1,062	—
Interest expense	(24)	(48)

Total other income	1,112	107

Income (loss) before income taxes	2,859	(615)
Income taxes	394	111

Net income (loss)	2,465	(726)
Less: Net income attributable to the noncontrolling interests	56	5

Net income (loss) attributable to ORBCOMM Inc.	$2,409	$(731)

Net income (loss) attributable to ORBCOMM Inc. common stockholders	$2,390	$(731)

Per share information-basic:
Net income (loss) attributable to ORBCOMM Inc. common stockholders	$0.05	$(0.02)

Per share information-diluted:
Net income (loss) attributable to ORBCOMM Inc. common stockholders	$0.05	$(0.02)

Weighted average common shares outstanding:
Basic	46,351	42,726

Diluted	46,898	42,726

(1) Stock-based compensation included in costs and expenses:
Costs of services	$44	$35
Costs of product sales	8	—
Selling, general and administrative	271	225
Product development	21	3

	$344	$263

See notes to condensed consolidated financial statements.

ORBCOMM Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(Unaudited)

	Three months ended March 31,
	2012	2011
Net income (loss)	$2,465	$(726)

Other comprehensive loss, net of tax-Foreign currency translation adjustments	(455)	(201)

Other comprehensive loss	(455)	(201)

Comprehensive income (loss)	2,010	(927)

Less comprehensive loss attributable to noncontrolling interests	23	145

Comprehensive income (loss) attributable to ORBCOMM Inc.	$2,033	$(782)

See notes to condensed consolidated financial statements.

ORBCOMM Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three months ended March 31,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$2,465	$(726)
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
Change in allowance for doubtful accounts	(14)	73
Change in the fair value of acquisition-related contingent consideration	30	—
Depreciation and amortization	1,009	1,157
Accretion on note payable-related party	—	33
Stock-based compensation	344	263
Foreign exchange gains	(47)	(42)
Amortization of premium on marketable securities	176	450
Increase in fair value of indemnification assets	(112)	—
Deferred income taxes	85	—
Gain on extinguishment of debt and accounts payable	(1,214)	—
Amortization of transition shared services	49	—
Dividend received in common stock for other investment	—	(56)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(288)	(1,195)
Inventories	455	(38)
Prepaid expenses and other assets	107	(25)
Accounts payable and accrued liabilities	(1,511)	(209)
Deferred revenue	181	(230)
Other liabilities	(20)	(30)

Net cash provided by (used in) operating activities	1,695	(575)

Cash flows from investing activities, net of aquisition :
Capital expenditures	(7,113)	(2,121)
Purchases of marketable securities	(14,511)	(23,848)
Proceeds from maturities of marketable securities	13,420	30,245
Issuance of note receivable to Alanco	—	(300)
Change in restricted cash	1,025	810
Acquisition of net assets of LMS	(4,000)	—

Net cash (used in) provided by investing activities	(11,179)	4,786

Cash flows from financing activities
Purchase of noncontrolling ownership interests in Satcom International Group plc	(192)	—
Repayment of Satcom notes payable	(253)	—
Principal payment of note payable	(63)	—

Net cash used in financing activities	(508)	—

Effect of exchange rate changes on cash and cash equivalents	(334)	(11)

Net increase (decrease) in cash and cash equivalents	(10,326)	4,200
Cash and cash equivalents:
Beginning of period	35,061	17,026

End of period	$24,735	$21,226

Supplemental disclosures of cash flow information:
Cash paid for
Interest	$56	$—

Income taxes	$753	$—

Supplemental schedule of noncash investing and financing activities
Noncash investing and financing activities:
Capital expenditures incurred not yet paid	$581	$853

Stock-based compensation included in capital expenditures	$18	$14

Series A convertible preferred stock dividend paid in-kind	$19	$—

Issuance of common stock in connection with the acquisition of LMS	$2,123	$—

Issuance of common stock in connection with the purchase of Satcom’s shares from noncontrolling ownership interests	$1,000	$—

Acquisition-related contingent consideration	$740	$—

AIS satellites accounted for as a capital lease	$903	$—

Gateway and components recorded in inventory in prior years and used for construction under satellite network and other equipment in 2011	$—	$25

Common stock issued as a form of payment for bonus	$—	$125

See notes to condensed consolidated financial statements.

ORBCOMM Inc.

Condensed Consolidated Statements of Changes in Equity

Three months ended March 31, 2012 and 2011

(in thousands, except share data)

(Unaudited)

	Series A convertible Preferred stock				Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Noncontrolling interests	Total equity
			Common stock
	Shares	Amount	Shares	Amount
Balances, January 1, 2012	186,265	$1,861	45,668,527	$46	$244,543	$1,352	$(76,629)	$(596)	$170,577
Vesting of restricted stock units	—	—	120,000	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	362	—	—	—	362
Conversion of Series A convertible preferred stock to common stock	(11,361)	(114)	19,039	—	114	—	—	—	—
Issuance of common stock in connection with the acquisition of LMS			645,162	1	2,122	—	—	—	2,123
Issuance of common stock in connection with the purchase of noncontrolling ownership interests in Satcom			263,133	—	(388)	16		180	(192)
Series A convertible preferred stock dividend	1,852	19				—	(19)		—
Net income	—	—	—	—	—	—	2,409	56	2,465
Foreign currency translation adjustments	—	—	—	—	—	(376)	—	(79)	(455)

Balances, March 31, 2012	176,756	$1,766	46,715,861	$47	$246,753	$992	$(74,239)	$(439)	$174,880

Balances, January 1, 2011	—	$—	42,616,950	$43	$234,125	$1,126	$(76,584)	$(591)	$158,119
Vesting of restricted stock units	—	—	109,290	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	277	—	—	—	277
Common stock issued for payment of bonus	—	—	34,115	—	125				125
Net income (loss)	—	—	—	—	—	—	(731)	5	(726)
Foreign currency translation adjustments	—	—	—	—	—	(51)		(150)	(201)

Balances, March 31, 2011	—	$—	42,760,355	$43	$234,527	$1,075	$(77,315)	$(736)	$157,594

See notes to condensed consolidated financial statements.

1. Overview

ORBCOMM Inc. (“ORBCOMM” or the “Company”), a Delaware corporation, is a global wireless data communications company focused on machine-to-machine (“M2M”) communications. The Company’s services are designed to enable businesses and government agencies to track, monitor, control and communicate with fixed and mobile assets. The Company operates a two-way global wireless data messaging system optimized for narrowband data communication. The Company also provides customers with technology to proactively monitor, manage and remotely control refrigerated transportation assets. This technology enables the Company to expand its global technology platform by transferring capabilities across new and existing vertical markets and deliver complementary products to our channel partners and resellers worldwide. The Company provides these services through a constellation of 27 owned low-Earth orbit, or LEO satellites, 2 AIS microsatellites and accompanying ground infrastructure, and also provides terrestrial-based cellular communication services through reseller agreements with major cellular wireless providers. The Company’s satellite-based system uses small, low power, fixed or mobile satellite subscriber communicators (“Communicators”) for connectivity, and cellular wireless subscriber identity modules, or SIMS, are connected to the cellular wireless providers’ networks, with data gathered over these systems is capable of being connected to other public or private networks, including the Internet (collectively, the “ORBCOMM System”).

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to SEC rules. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

In the opinion of management, the financial statements as of March 31, 2012 and for the three month periods ended March 31, 2012 and 2011 include all adjustments (including normal recurring accruals) necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

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

Although the Company owns interests in companies that it accounts for pursuant to the equity method, the investments in those entities had no carrying value as of March 31, 2012 and December 31, 2011. The Company has no guarantees or other funding obligations to those entities. The Company had no equity or losses of those investees for the three months ended March 31, 2012 and 2011.

Noncontrolling interests in companies are accounted for by the cost method where the Company does not exercise significant influence over the investee.

In June 2011, FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. ASU No. 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in equity. In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU No. 2011-05. ASU No. 2011-12 defers the requirement to present reclassification adjustments from other comprehensive income on the face of the financial statements and allow entities to continue to report reclassifications out of accumulated other comprehensive income consistent with the requirement in effect before ASU No. 2011-05. The guidance, which became effective for the Company on a retrospective basis on January 1, 2012, gives companies the option to present other comprehensive income in either a single continuous statement or in two separate but consecutive statements. Under both alternatives, companies are required to annually present each component of comprehensive income. The adoption of this updated authoritative guidance impacted the presentation of the Company’s condensed consolidated statements of comprehensive income, but it did not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.

As of March 31, 2012, the Company has an accumulated deficit of $74,239. The Company’s primary source of liquidity consisted of cash, cash equivalents, restricted cash and marketable securities totaling $73,818, which the Company believes will be sufficient to provide working capital and capital expenditures for the next twelve months.

Acquisition costs

Acquisition-related costs directly relate to the acquisitions of StarTrak Systems, LLC (“StarTrak”) on May 16, 2011 and PAR Logistics Management Systems Corporation (“LMS”), a wholly-owned subsidiary of PAR Technology Corporation (“PAR”) on January 12, 2012. These costs include professional services expenses. For the three months ended March 31, 2012 and 2011 acquisition-related costs were $423 and $257, respectively.

Fair Value of Financial instruments

Other than the contingent earn-out consideration in connection with the acquisition of LMS (see note 3), the Company has no financial assets or liabilities that are measured at fair value on a recurring basis. However, if certain triggering events occur the Company is required to evaluate the non-financial assets for impairment and any resulting asset impairment would require that a non-financial asset be recorded at the fair value. FASB Topic ASC 820 “Fair Value Measurement Disclosure”, prioritizes inputs used in measuring fair value into a hierarchy of three levels: Level 1- unadjusted quoted prices for identical assets or liabilities traded in active markets, Level 2- inputs other than quoted prices included within Level 1 that are either directly or indirectly observable; and Level 3- unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions that market participants would use in pricing.

The carrying value of the Company’s financial instruments, including cash, accounts receivable, note receivable, accounts payable and accrued expenses approximated their fair value due to the short-term nature of these items. The fair value of the Note payable-related party is de minimis.

The carrying value of the 6% secured promissory note payable approximates the fair value based on: (i) comparable loan indices with similar structure and credit and (2) comparable companies.

Marketable securities

Marketable securities consist of debt securities including U.S. government and agency obligations, corporate obligations and FDIC-insured certificates of deposit, which have stated maturities ranging from three months to less than one year. The Company classifies these securities as held-to-maturity since it has the positive intent and ability to hold until maturity. These securities are carried at amortized cost. The changes in the fair value of these marketable securities, other than impairment charges, are not reported in the consolidated financial statements. The fair value of the Company’s marketable securities approximate their carrying value (See Note 7).

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

The following table presents customers with revenues greater than 10% of the Company’s consolidated total revenues for the periods shown:

	Three Months Ended March 31,
	2012	2011
Caterpillar Inc.	18.5%	24.4%
Komatsu Ltd.	11.5%	18.6%
Hitachi Construction Machinery Co., Ltd.	11.0%	11.7%
Asset Intelligence	*	10.2%

The following table presents customers with accounts receivable greater than 10% of the Company’s consolidated accounts receivable for the periods shown:

	March 31, 2012		December 31, 2011
Caterpillar Inc.	32.0%		37.4%
Asset Intelligence		*	10.1%

* Balances are less than 10% of consolidated revenues and accounts receivable.

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

Warranty costs

The Company accrues for one-year warranty coverage on product sales estimated at the time of sale based on historical costs to repair or replace products for customers compared to historical product revenues. The warranty accrual is included in accrued liabilities.

3. Acquisitions

LMS

Effective on the close of business on January 12, 2012, the Company completed the acquisition of the assets of LMS, including but not limited to, accounts receivable, inventory, equipment, intellectual property, all of LMS’s rights to customer contracts, supplier lists and assumed certain liabilities pursuant to an Asset Purchase Agreement dated as of December 23, 2011. As this acquisition was effective on January 12, 2012, the results of operations of LMS are included in the condensed consolidated financial statements beginning January 13, 2012.

The consideration paid by the Company to PAR on closing to acquire LMS consisted of $4,000 in cash, subject to a final working capital adjustment specified in the Asset Purchase Agreement and the issuance of 645,162 shares of the Company’s common stock, of which 387,097 shares of common stock were placed into an escrow account for up to fifteen months from closing to fund any indemnification obligations to the Company, including for breaches of representations and warranties made by PAR.

In addition to the consideration paid at closing, the Asset Purchase Agreement provides for contingent payments of up to $3,950 payable post-closing by the Company to PAR. Up to $3,000 of the contingent payments will be payable based on achieving subscriber targets for calendar year 2012. Up to $950 of the contingent payments will be payable based on achieving sales targets for calendar years 2012 through 2014. Any potential earn-out amounts can be paid in common stock, cash or a combination at the Company’s option. Any shares of common stock to be issued will be based on the 20-day average closing price ending on the third trading day preceding the date of payment. The potential earn-out amounts for achieving the subscriber and sales targets for calendar year 2012, if earned, will be paid within 30 days after the Company files its Form 10-K for 2012. The potential earn-out amount for achieving sales targets for calendar years 2013 and 2014, if earned, will be paid within 30 days after the Company files its Form 10-K for years 2013 and 2014. At the acquisition date, the Company recorded a liability of $740 for the estimated fair value of the earn-out amounts.

The following table summarizes the preliminary estimated fair values of the purchase price:

Cash	$4,000
Issuance of 645,162 shares of common stock (valued at $3.29 per share, which reflects the Company’s common stock closing price on January 12, 2012)	2,123
Fair value of contingent earn-out amounts	740

Total	$6,863

Contingent earn-out consideration

The estimated fair value of the contingent earn-out amounts was determined based on the Company’s preliminary estimates using weighted probabilities to achieve the subscriber and sales targets for calendar years 2012 through 2014. The Company estimated the fair value of the contingent earn-out amounts using a probability-weighted discounted cash flow models discounted at 19.0%. The Company has recorded a liability for the estimated fair value of the contingent earn-out consideration. The fair value measurements are based on significant inputs not observed in the market and thus represents a Level 3 measurement. Any change in the fair value of the contingent earn-out amounts subsequent to the acquisition date, including changes from events after the acquisition date, will be recognized in earnings in the period the estimated fair value changes. Achievement of the subscriber and sales targets lower than the targets will result in less than the $3,950 being paid out. Achievement below certain thresholds will reduce the liability to zero. For the three months ended March 31, 2012, the fair value of the earn-out amounts was increased by $30 to $770, of which $256 is included in accrued liabilities and $514 is included in other liabilities in the condensed consolidated balance sheet.

Preliminary Estimated Purchase Price Allocation

The total preliminary estimated purchase price was allocated to the net assets acquired based upon their preliminary estimated fair values as of the close of business on January 12, 2012 as set forth below. The excess of the preliminary purchase price over the preliminary net assets was recorded as goodwill. The preliminary allocation of the purchase price was based upon a preliminary valuation and the estimates and assumptions are subject to change. The areas of the preliminary purchase price allocation that are not yet finalized relate to the fair values of certain assets and liabilities, including contingent consideration, deferred warranty revenues and warranty liabilities, intangible assets, goodwill and the final working capital adjustment. The preliminary estimated purchase price allocation for the acquisition is as follows:

Accounts receivable	$1,211
Inventory	1,388
Transition service asset	114
Other current assets	121
Property and equipment	130
Intangible assets	1,690

Total identifiable assets acquired	4,654

Accrued expenses	(319)
Warranty liabilities	(283)
Deferred warranty revenues	(88)

Total liabilities assumed	(690)

Net identifiable assets acquired	3,964
Goodwill	2,899

Total preliminary purchase price	$6,863

Transition Service Asset

In connection with the Asset Purchase Agreement, the Company and PAR entered into a transition services agreement. Under the terms of the transition services agreement for a period of six months from January 13, 2012, (the “Initial Term”), PAR will provide the Company with certain infrastructure, administrative and support services to assist with supporting the business of LMS. At the end of the Initial Term, the Company has the option to extend the transition services agreement for up two renewal periods of six months each. The fair value of the transition service asset was estimated based on the costs to use the facility owned by PAR and employee services. The transition service asset is being amortized over a six month period. For the three months ended March 31, 2012, amortization expense was $49 of which $12 is recorded in costs of services and $37 is recorded in selling, general and administrative expenses in the condensed consolidated statements of operations.

Intangible Assets

The fair values of the technology and trademarks were estimated using a relief from royalty method under the income approach based on discounted cash flows. The fair value of customer relationships were estimated based on an income approach using the excess earnings method. A discount rate of 20% was selected to reflect risk characteristics of these intangible assets. The discount rate was applied to the projected cash flows associated with the assets in order to value the intangible assets. The remaining useful lives of the technology and trademarks were based on historical product development cycles, the projected rate of technology migration, a market participant’s use of these intangible assets and the pattern of projected economic benefit of these intangible assets. The remaining useful lives of customer relationships were based on the customer attrition and the projected economic benefit of these customers.

	Estimated useful life (in years)	Amount
Customer relationships	10	$920
Technology	5	710
Trademarks	2	60

		$1,690

Goodwill

The acquisition of LMS will enhance the Company’s position in transportation solutions and expands its satellite, terrestrial and dual mode offerings. In addition, the acquisition furthers the Company’s growth strategy by enhancing its value-added services while expanding its customer base. Further the acquisition enables the Company to improve economies of scale in manufacturing and service delivery. These factors contributed to a preliminary estimated purchase price resulting in the recognition of goodwill. The acquired goodwill is deductible for income tax purposes.

Warranty liabilities

In connection with the preliminary estimated purchase price allocation, the Company assumed obligations of $283 relating to warranty claims. The fair value of these amounts have not yet been finalized. The Company is currently in the process of determining the extent of any additional warranty obligations during the measurement period. Any changes to this amount during the remainder of the measurement period will be an adjustment to goodwill.

Indemnification Asset

In connection with the asset purchase agreement, the Company entered into an escrow agreement with PAR and an escrow agent. Under the terms of this escrow agreement, 387,097 shares of common stock were issued to PAR and placed in an escrow account for up to fifteen months to fund any indemnification obligations to the Company, including for breaches of representations and warranties made by PAR. Under the terms of the escrow agreement, PAR will retain all rights and privileges of ownership of the common stock placed in the escrow account. Further subject to certain resale restrictions, PAR has the right to sell any of the common stock that was placed in escrow provided that all proceeds of any such sale is deposited directly with the escrow agent. In the event that the Company believes that an indemnity obligation of PAR has arisen under the asset purchase agreement, the Company shall have the right to provide written notice to the escrow agent and PAR setting forth a description of the distribution event and the number of shares of the Company’s common stock and or amount of cash to be distributed to the Company from the escrow account. The number of shares of common stock that the Company will direct the escrow agent to release to the Company from the escrow account will equal to the distribution event valued at the 20-day average closing price from January 12, 2012.

In August 2012, the escrow agent shall distribute to PAR shares of common stock valued at the 20-day average closing price from January 12, 2012 of up to a value of (i) $600, less (ii) the aggregate value of all distributions made from the escrow account, less (iii) the aggregate amount claimed in all pending event notices. In April 2013, any remaining shares of common stock and or cash held in escrow shall be distributed to PAR, less the aggregate amount claimed in all pending event notices. As of March 31, 2012, the Company has not recorded an indemnification asset for any indemnity obligations of PAR arising under the asset purchase agreement. The Company will continue to evaluate if there are any indemnity obligations of PAR arising under the asset purchase agreement during the remainder of the measurement period.

Pre-Acquisition Contingencies

The Company has evaluated and continues to evaluate pre-acquisition contingencies related to LMS that existed as of the acquisition date. If these pre-acquisition contingencies that existed as of the acquisition date become probable in nature and can be estimated during the remainder of the measurement period, amounts recorded for such matters will be made in the measurement period and, subsequent to the measurement period, in the Company’s results of operations.

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

Preliminary Estimated Purchase Price Allocation

The total preliminary estimated purchase price was allocated to the net assets based upon their preliminary estimated fair values as of the close of business on May 16, 2011. The excess of the preliminary purchase price over the preliminary net assets was recorded as goodwill. The preliminary allocation of the purchase price was based upon a preliminary valuation and the estimates and assumptions are subject to change, and the revisions may materially affect the presentation in the Company’s condensed consolidated balance sheet. Any change to the initial estimates of the assets and liabilities acquired will be recorded as adjustments to goodwill throughout the measurement period. The areas of the preliminary purchase price allocation that are not yet finalized relate to the fair values of certain net assets and liabilities, including deferred warranty revenues and warranty liabilities, goodwill, indemnification asset and the final working capital adjustment. There were no changes to the preliminary estimated purchase price allocation during the three months ended March 31, 2012. The Company anticipates finalizing the purchase price allocation during the second quarter of 2012.

Warranty liabilities and Escrow Agreement

As a result of the acquisition of StarTrak on May 16, 2011, the Company acquired warranty obligations on StarTrak’s product sales, which provide for costs to replace or fix the product. One-year warranty coverage is accrued on product sales which provide for costs to replace or fix the product.

In connection with the acquisition, the Company entered into an escrow agreement with Alanco. Under the terms of the escrow agreement, 166,611 shares of common stock were issued to Alanco and placed in an escrow account to cover 50% of certain costs relating to fuel sensor warranty obligations incurred by the Company. In the event that the sum of (i) aggregate warranty expenses (other than for fuel sensors) and (ii) any fuel sensor damages directly expended or accrued on the StarTrak balance sheet from March 1, 2011 through March 1, 2012 exceeds $600, the Company shall have the right to provide written notice to the escrow agent and Alanco setting forth a description of the fuel sensor distribution event and the number of shares of the Company’s common stock to be distributed to the Company from the escrow account. The number of shares of common stock that the Company will direct the escrow agent to release to the Company from the escrow account will equal 50% of the fuel sensor damages (excluding the amount of damages that when added to the non-fuel sensor damages equals $600) incurred or suffered from June 1, 2011 through March 1, 2012, valued at $3.001 per share. The Company is in the process of finalizing the arrangement. As a result, the Company has recorded $304 relating to the escrow agreement as an indemnification asset, which is included in other assets. For the three months ended March 31, 2012, the Company recorded a gain of $90 on the fair value of the common stock held in escrow. The gain is recorded in selling, general and administrative expenses in the condensed consolidated statements of operations.

Patent infringement liability and Escrow Agreement

In connection with the acquisition, the Company entered into an escrow agreement with Alanco. Under the terms of the escrow agreement, 249,917 shares of common stock were issued to Alanco and placed in an escrow account to cover 50% of any damages relating to the Innovative Global Systems LLC patent infringement action incurred or suffered by the Company which was settled in May 2011 for $155. The Company and Alanco are in discussions regarding the extent to which legal fees incurred by the Company relating to this patent infringement action will, in addition to the settlement payment, be covered by the escrow agreement. Upon final agreement between the Company and Alanco regarding these additional costs, the Company will direct the escrow agent to release to the Company from the escrow account shares of common stock valued at $3.001 per share equal to 50% of the damages incurred or suffered by the Company. As a result of the settlement agreement, the Company has recorded $75 relating to this escrow agreement as an indemnification asset, which is included in prepaid expenses and other current assets. For the three months ended March 31, 2012, the Company recorded a gain of $22 on the fair value of the common stock held in escrow. The gain is recorded in selling, general and administrative expenses in the condensed consolidated statements of operations. On May 2, 2012, the Company and Alanco agreed to distribute the 249,917 shares of the Company’s common stock from the escrow. The escrow agent distributed 29,990 shares of the common stock back to the Company and the remaining 219,927 shares of common stock were distributed to Alanco.

Pro Forma Results for the Acquisitions of LMS and StarTrak

The following table presents the unaudited pro forma results (including LMS and StarTrak) for the three months ended March 31, 2012 and 2011 as though the companies had been combined as of the beginning of each of the periods presented. The pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of each period presented.

The supplemental pro forma revenues, net income (loss) attributable to ORBCOMM Inc. and the net income (loss) attributable to common stockholders for the periods presented in the table below were adjusted to include the amortization of the intangible assets, income tax expense and dividends on the Series A convertible preferred stock calculated from January 1, 2011 to the acquisition dates. Also the supplemental pro forma information was adjusted to exclude acquisition costs and elimination of intercompany transactions.

The amount of LMS revenues and net loss included in the Company’s condensed consolidated statements of operations from the acquisition date to March 31, 2012 and StarTrak and LMS’s revenues, net income (loss) attributable to ORBCOMM Inc. and the net income (loss) attributable to common stockholders of the combined entity had the acquisition dates been January 1, 2011, are as follows:

	Revenues	Net Income (loss) Attributable to ORBCOMM Inc.	Net Income (loss) Attributable to Common Stockholders
Actual from January 13, 2012 to March 31, 2012 (LMS)	$1,712	$(285)	$(285)

Supplemental pro forma for the three months ended March 31, 2012 (LMS)	$16,015	$2,762	$2,743

Supplemental pro forma for the three months ended March 31, 2011 (LMS and StarTrak)	$13,367	$(1,174)	$(1,192)

4. Satcom International Group plc (“Satcom”)

On March 28, 2012, the Company purchased the remaining 48% noncontrolling ownership interests in its majority owned subsidiary, Satcom for $1,119. The consideration consisted of: (i) $119 in cash and (ii) the issuance of 263,133 shares of the Company’s common stock (valued at $3.80 per share, which reflects the Company’s common stock opening stock price on March 28, 2012). The Company incurred transaction fees of $73 which was recorded as a reduction to additional paid-in capital. As a result, the noncontrolling interests and accumulated other comprehensive income increased by $180 and $16, respectively, and additional paid-in capital decreased by $388.

Concurrently, Satcom paid $253 to its note holders, which included $43 to a creditor of Satcom who is a related-party serving as the Company’s Chairman of the Board of Directors, in exchange for a waiver and release of all outstanding principal and accrued interest previously recorded in accrued liabilities totaling $1,340, which included $290 owed to the related-party. As a result, the Company recognized a gain on extinguishment of debt of $1,062, net of expenses of $24 in other income (expense) in its condensed consolidated statements of operations, for the difference between the payments made and the net carrying amounts of the outstanding principal and accrued interest for the three months ended March 31,2012. Further, Satcom also paid $128 to a trade creditor in exchange for a waiver and release of the outstanding trade payables totaling $256. As a result, the Company reduced selling, general and administrative expenses by $128 in its condensed consolidated statements of operations for three months ended March 31, 2012.

5. Stock-based Compensation

The Company’s stock-based compensation plans consist of its 2006 Long-Term Incentives Plan (the “2006 LTIP”) and its 2004 Stock Option Plan. As of March 31, 2012, there were 4,477,159 shares available for grant under the 2006 LTIP and no shares available for grant under the 2004 Stock Option Plan.

For the three months ended March 31, 2012 and 2011 the Company recorded stock-based compensation expense of $344 and $263, respectively. For the three months ended March 31, 2012 and 2011, the Company capitalized stock-based compensation of $18 and $14, respectively. The components of the Company’s stock-based compensation expense are presented below:

	Three months ended March 31,
	2012	2011
Stock appreciation rights	$293	$209
Restricted stock units	51	54

Total	$344	$263

As of March 31, 2012, the Company had unrecognized compensation costs for all share-based payment arrangements totaling $1,998.

Time-Based Stock Appreciation Rights

During the three months ended March 31, 2012, the Company granted 294,000 time-based SARs, which vest through January 2015. The weighted-average grant date fair value of these SARs was $2.28 per share.

A summary of the Company’s time-based SARs for the three months ended March 31, 2012 is as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2012	2,688,967	$3.75
Granted	294,000	3.52
Exercised	—	—
Forfeited or expired	(106,000)	2.83

Outstanding at March 31, 2012	2,876,967	$3.76	7.64	$1,946

Exercisable at March 31, 2012	2,032,301	$4.09	7.05	$1,178

Vested and expected to vest at
March 31, 2012	2,876,967	$3.76	7.64	$1,946

For the three months ended March 31, 2012 and 2011, the Company recorded stock-based compensation expense in continuing operations of $177 and $116 relating to these SARs, respectively. As of March 31, 2012, $1,318 of total unrecognized compensation cost related to these SARs is expected to be recognized through January 2015.

Performance-Based Stock Appreciation Rights

During the three months ended March 31, 2012, the Company granted 205,334 performance-based SARs for 2012 financial and operational targets, which are expected to vest in the first quarter of 2013. As of March 31, 2012, the Company estimates that 100% of the performance targets will be achieved. The weighted-average grant date fair value of these SARs was $2.16 per share.

A summary of the Company’s performance-based SARs for the three months ended March 31, 2012 is as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2012	845,299	$5.20
Granted	205,334	3.43
Exercised	—	—
Forfeited or expired	(165,508)	3.17

Outstanding at March 31, 2012	885,125	$5.17	7.88	$504

Exercisable at March 31, 2012	679,792	$5.70	7.32	$394

Vested and expected to vest at
March 31, 2012	885,125	$5.17	7.88	$504

For the three months ended March 31, 2012 and 2011, the Company recorded stock-based compensation of $116 and $93 relating to these SARs, respectively. As of March 31, 2012, $408 of total unrecognized compensation cost related to these SARs is expected to be recognized through the first quarter of 2013.

The fair value of each time and performance-based SAR award is estimated on the date of grant using the Black-Scholes option pricing model with the assumptions described below for the periods indicated. For the three months ended March 31, 2012 and 2011, the expected volatility was based on an average of the Company’s historical volatility over the expected terms of the SAR awards and the comparable publicly traded companies’ historical volatility. The Company uses the “simplified” method to determine the expected terms of SARs due to an insufficient history of exercises. Estimated forfeitures were based on voluntary and involuntary termination behavior as well as analysis of actual forfeitures. The risk-free interest rate was based on the U.S. Treasury yield curve at the time of the grant over the expected term of the SAR grants.

Three months ended March 31,
	2012	2011
Risk-free interest rate	1.00% to 1.41%	2.14% to 2.34%
Expected life (years)	5.50 and 6.0	5.50 and 6.0
Estimated volatility factor	73.74% to 74.67%	83.67% to 84.86%
Expected dividends	None	None

Time-based Restricted Stock Units

During the three months ended March 31, 2012, the Company granted 83,821 time-based RSUs, which vest through January 2013.

A summary of the Company’s time-based RSUs for the three months ended March 31, 2012 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Balance at January 1, 2012	143,334	$2.76
Granted	83,821	3.58
Vested	(120,000)	3.18
Forfeited or expired	—	—

Balance at March 31, 2012	107,155	$2.93

For the three months ended March 31, 2012 and 2011, the Company recorded stock-based compensation expense of $51 and $54 related to these RSUs, respectively. As of March 31, 2012, $271 of total unrecognized compensation cost related to these RSUs is expected to be recognized through January 2013.

The fair value of the time-based RSU awards is based upon the closing stock price of the Company’s common stock on the date of grant.

2004 Stock Option Plan

A summary of the status of the Company’s stock options as of March 31, 2012 is as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2012	757,828	$2.97
Granted	—	—
Exercised	—	—
Forfeited or expired	(20,537)	3.23

Outstanding at March 31, 2012	737,291	$2.96	1.97	$748

Exercisable at March 31, 2012	737,291	$2.96	1.97	$748

Vested and expected to vest at March 31, 2012	737,291	$2.96	1.97	$748

6. Net Income (loss) Attributable to ORBCOMM Inc. Common Stockholders

Basic net income (loss) per common share is calculated by dividing net income (loss) attributable to ORBCOMM Inc. by the weighted-average number of common shares outstanding for the period. Diluted net income per common share is computed by giving effect to all potentially dilutive securities. Diluted net loss per common share is the same as basic net loss per common share, because potentially dilutive securities would have an antidilutive effect as the Company incurred a net loss for the three months ended March 31, 2011. For the three months ended March 31, 2012, the Company reported net income attributable to ORBCOMM Inc. and included the effect of 546,819 SARs, RSUs and stock options in its diluted weighted average common shares outstanding.

The potentially dilutive securities excluded from the determination of diluted income (loss) per share, as their effect is antidilutive, are as follows:

	Three months ended March 31,
	2012	2011
Series A convertible preferred stock	294,493	—
SARs	3,401,731	2,706,133
RSUs	74,773	147,334
Stock options	583,215	757,828

	4,354,212	3,611,295

The computation of net income attributable to ORBCOMM Inc. common stockholders is as follows for the three months ended March 31, 2012.

Net income attributable to ORBCOMM Inc.	$2,409
Preferred stock dividends on Series A convertible preferred stock	(19)

Net income attributable to ORBCOMM Inc. common stockholders	$2,390

7. Marketable Securities

As of March 31, 2012 and December 31, 2011, the marketable securities are recorded at amortized cost which approximates fair market value which was based on Level 1 inputs. All investments mature in one year or less.

	March 31, 2012			December 31, 2011
	Fair Value	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value	Gross Unrealized Losses	Gross Unrealized Gains
U.S. government and agency obligations	$31,405	$6	$2	$25,177	$7	$3
Corporate obligations	12,107	7	3	17,655	17	—
FDIC-insured certificates of deposit	3,366	2	—	3,118	2	—

	$46,878	$15	$5	$45,950	$26	$3

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

As of March 31, 2012 and December 31, 2011, the gross unrealized losses of $15 and $26, respectively, were primarily due to changes in interest rates and not credit quality of the issuer. Accordingly, the Company has determined that the gross unrealized losses are not other-than-temporary at March 31, 2012 and there has been no recognition of impairment losses in its condensed consolidated statements of operations for the three months ended March 31, 2012 and 2011.

8. Satellite Network and Other Equipment

Satellite network and other equipment consisted of the following:

	Useful life (years)	March 31, 2012	December 31, 2011
Land		$381	$381
Satellite network	1-10	38,076	35,088
Capitalized software	3-5	1,896	1,785
Computer hardware	5	1,522	1,430
Other	5-7	1,660	1,618
Assets under construction		71,474	70,590

		115,009	110,892
Less: accumulated depreciation and amortization		(31,874)	(31,121)

		$83,135	$79,771

During the three months ended March 31, 2012 and 2011, the Company capitalized costs attributable to the design and development of internal-use software in the amount of $143 and $93, respectively. Depreciation and amortization expense for the three months ended March 31, 2012 and 2011 was $753 and $786, respectively. This includes amortization of internal-use software of $80 and $91 for the three months ended March 31, 2012 and 2011, respectively.

Assets under construction primarily consist of milestone payments pursuant to procurement agreements which includes, the design, development, launch and other direct costs relating to the construction of the next-generation satellites (See Note 18) and upgrades to its infrastructure and ground segment.

9. Restricted Cash

Restricted cash consists of the remaining cash collateral of $2,000 for a performance bond required by the FCC in connection with the construction, launch and operation of the 18 next-generation satellites that was authorized in the March 21, 2008 FCC Space Segment License modification. Under the terms of the performance bond, the cash collateral will be reduced in increments of $1,000 upon completion of specified milestones. In January 2012, the FCC refunded the third milestone to the Company. The Company has classified the remaining $2,000 as a non-current asset at March 31, 2012 and December 31, 2011.

At March 31, 2012 and December 31, 2011, restricted cash also includes $195 and $220 placed into certificates of deposit to collateralize a letter of credit with a cellular wireless provider to secure terrestrial communications services and to secure a credit card facility, respectively.

The interest income earned on the restricted cash balances is unrestricted and included in interest income in the condensed consolidated statements of operations.

10. Goodwill and Intangible Assets

Goodwill represents the excess of the preliminary estimated purchase price of an acquired business over the preliminary estimated fair values of the underlying net tangible and intangible assets.

Goodwill consisted of the following:

Balance at January 1, 2012	$11,131
Addition resulting from the acquisition of LMS	2,899

Balance at March 31, 2012	$14,030

Goodwill is allocated to the Company’s one reportable segment.

The Company’s intangible assets consisted of the following:

		March 31, 2012			December 31, 2011
	Useful life (years)	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Customer lists	10	$3,820	$(276)	$3,544	$2,900	$(181)	$2,719
Patents and technology	5 and 10	4,610	(377)	4,233	3,900	(244)	3,656
Trademarks	2 and 10	860	(78)	782	800	(50)	750
Acquired licenses	6	8,115	(8,115)	—	8,115	(8,115)	—

		$17,405	$(8,846)	$8,559	$15,715	$(8,590)	$7,125

The weighted-average amortization period for the intangible assets is 9.57 years. The weighted-average amortization period for patents and technology and trademarks is 9.23 and 9.44 years, respectively.

Amortization expense was $256 and $371 for the three months ended March 31, 2012 and 2011, respectively.

Estimated amortization expense for intangible assets subsequent to March 31, 2012 is as follows:

Years ending December 31,
Remainder of 2012	$768
2013	1,024
2014	994
2015	994
2016	994
Thereafter	3,785

$8,559

11. Accrued Liabilities

The Company’s accrued liabilities consisted of the following:

	March 31, 2012	December 31, 2011
Accrued compensation and benefits	$1,802	$2,868
Warranty	2,854	2,631
Corporate income tax payable	315	771
Contingent earn-out amount	256	—
AIS deployment and license agreement	460	—
Accrued satellite network and other equipment	—	4,296
Accrued interest	—	918
Other accrued expenses	2,887	2,643

	$8,574	$14,127

For the period ended March 31, 2012, changes in accrued warranty obligations consisted of the following:

Balance at January 1, 2012	$2,631
Warranty liabilities assumed from the acquisition of LMS (See Note 3)	283
Warranty expense	109
Warranty charges	(169)

Balance at March 31, 2012	$2,854

12. Deferred Revenues

Deferred revenues consisted of the following:

	March 31, 2012	December 31, 2011
Service activation fees	$2,408	$2,252
Prepaid services	1,106	1,045
Warranty revenues	406	358
Manufacturing license fees	11	14

	3,931	3,669
Less current portion	(2,193)	(2,099)

Long-term portion	$1,738	$1,570

13. Note Payable-Related Party

In connection with the acquisition of a majority interest in Satcom in 2005, the Company recorded an indebtedness to OHB Technology A.G. (formerly known as OHB Teledata A.G.), a stockholder of the Company. At March 31, 2012, the principal balance of the note payable was €1,138 and it had a carrying value of $1,514. At December 31, 2011, the principal balance of the note payable was €1,138 and it had a carrying value of $1,480. The carrying value was based on the note’s estimated fair value at the time of acquisition. The difference between the carrying value and principal balance was being amortized to interest expense over the estimated life of the note of six years which ended in September 30, 2011. The amortization to interest expense related to the note for the three months ended March 31, 2011 was $33 . This note does not bear interest and has no fixed repayment term. Repayment will be made from the distribution profits (as defined in the note agreement) of ORBCOMM Europe LLC. The note has been classified as long-term and the Company does not expect any repayments to be required prior to March 31, 2013.

14. Note Payable

On May 16, 2011, the Company issued a $3,900 6% secured promissory note to an existing lender and stockholder of Alanco. The note bears interest at 6.00% per annum. The note is secured by substantially all of the assets of StarTrak and guaranteed by ORBCOMM Inc. As of March 31, 2012 and December 31, 2011, the note payable balance is presented net of the unamortized debt discount of $69 and $74, respectively. For the three months ended March 31, 2012, the Company recognized debt discount of $5, which is added to the capitalized cost of the next-generation satellites. The remaining principal payments are due in quarterly installments with a balloon payment due on December 31, 2015 is as follows:

Years ending December 31,
Remainder of 2012	$187
2013	300
2014	400
2015	2,750

$3,637

15. Stockholders’ Equity

Series A convertible preferred stock

During the three months ended March 31, 2012, holders of the Series A convertible preferred stock converted 11,361 shares into 19,039 shares of the Company’s common stock. During the three months ended March 31, 2012, the Company issued dividends in the amount of 1,852 shares to the holders of the Series A convertible preferred stock. As of March 31, 2012, dividends in arrears was $18.

Common Stock

As of March 31, 2012, the Company has reserved 9,083,697 shares of common stock for future issuances related to employee stock compensation plans.

16. Geographic Information

The Company operates in one reportable segment, M2M data communications. Other than satellites in orbit, long-lived assets outside of the United States are not significant. The following table summarizes revenues on a percentage basis by geographic regions, based on the country in which the customer is located.

	Three months ended March 31,
	2012	2011
United States	81%	82%
Japan	17%	16%
Other	2%	2%

	100%	100%

17. Income taxes

For the three months ended March 31, 2012, the Company’s income tax provision was $394, resulting from a foreign income tax expense of $328 from income generated by ORBCOMM Japan operating in Japan and $66 of goodwill generated from the acquisitions of StarTrak and LMS. For the three months ended March 31, 2011, the Company’s income tax provision consisted of a foreign income tax expense of $111 from income generated by ORBCOMM Japan.

As of March 31, 2012 and March 31, 2011, the Company maintained a valuation allowance against all of its net deferred tax assets, excluding goodwill, attributable to operations in the United States and all other foreign jurisdictions, except for Japan, as the realization of such assets was not considered more likely than not.

As of March 31, 2012, the Company had unrecognized tax benefits of $775. There were no changes to the Company’s unrecognized tax benefits during the three months ended March 31, 2012. The Company is subject to U.S. federal and state examinations by tax authorities from 2008. The Company does not expect any significant changes to its unrecognized tax positions during the next twelve months.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were recognized during the three months ended March 31, 2012.

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

As of March 31, 2012, the Company has made milestone payments of $47,385 under the agreement. The Company anticipates making payments under the agreement of approximately $28,000 during the remainder of 2012.

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

As of March 31, 2012, the Company has made milestone payments of $10,080 under the SpaceX Agreement. The Company anticipates making payments under the agreement of approximately $9,000 during the remainder of 2012.

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

The AIS Satellite Agreement provided for milestone payments totaling $2,000 (inclusive of in-orbit testing) subject to certain adjustments. Payments under the AIS Satellite Agreement began upon the execution of the agreement and successful completion of each milestone through to the launch of the two AIS microsatellites. In addition, to the extent that both AIS microsatellites continue to successfully operate after launch, the Company will pay OHB lease payments of up to $546, subject to certain adjustments, over thirty-six months. In addition, OHB was also entitled to credits of up to $500 to be used solely for the microsatellites AIS data license fees payable to the Company under a separate AIS data resale agreement. The Company and OHB entered into a Memorandum of Agreement effective January 1, 2012 to amend the AIS Satellite Agreement to (i) increase the milestone payments to $2,100 in the aggregate, (ii) eliminate the $500 in credit described above and (iii) increase the lease payments described above to up to $946, over thirty-six months. The Company has recorded a capital lease obligation in its condensed consolidated balance for $903, of which $555 is recorded in accrued liabilities and $348 is recorded in other liabilities.

As of March 31, 2012, the Company has made milestone payments of $2,050 under the AIS Satellite Agreement, as amended.

Airtime credits

In 2001, in connection with the organization of ORBCOMM Europe LLC and the reorganization of the ORBCOMM business in Europe, the Company agreed to grant certain country representatives in Europe approximately $3,736 in airtime credits. The Company has not recorded the airtime credits as a liability for the following reasons: (i) the Company has no obligation to pay the unused airtime credits if they are not utilized; and (ii) the airtime credits are earned by the country representatives only when the Company generates revenue from the country representatives. The airtime credits have no expiration date. Accordingly, the Company is recording airtime credits as services are rendered and these airtime credits are recorded net of revenues from the country representatives. For the three months ended March 31, 2012 and 2011, airtime credits used totaled approximately $8. As of March 31, 2012 and December 31, 2011, unused credits granted by the Company were approximately $2,152 and $2,160, respectively.

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

Safe Harbor Statement Under the Private Securities Litigation Reform of Act 1995.

Certain statements discussed in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally relate to our plans, objectives and expectations for future events and include statements about our expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. Such forward-looking statements, including those concerning the Company’s expectations, are subject to known and unknown risks and uncertainties, which could cause actual results to differ materially from the results, projected, expected or implied by the forward-looking statements, some of which are beyond the Company’s control, that may cause the Company’s actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include but are not limited to: ongoing global economic instability and uncertainty; substantial losses we have incurred and may continue to incur; demand for and market acceptance of our products and services and the applications developed by our resellers; we may need additional capital to pursue our growth strategy; loss or decline or slowdown in the growth in business from our key customers, such as Caterpillar Inc., (“Caterpillar”), Komatsu Ltd., (“Komatsu”), Hitachi Construction Machinery Co., Ltd., (“Hitachi”), and Asset Intelligence, a subsidiary of I.D. Systems, Inc., other value-added resellers or VARs and international value-added resellers or IVARs; loss or decline or slowdown in growth in business of any of the specific industry sectors the Company serves, such as transportation, heavy equipment, fixed assets and maritime; dependence on a few significant customers; our acquisition of StarTrak Systems, LLC (“StarTrak”) and PAR Logistics Management Systems (“LMS”) may expose us to additional risks; litigation proceedings; technological changes, pricing pressures and other competitive factors; the inability of our international resellers and licensees to develop markets outside the United States; the inability to obtain or maintain the necessary regulatory approvals or licenses for particular countries or to operate our satellites; market acceptance and success of our Automatic Identification System (“AIS”) business; satellite launch and construction delays and cost overruns of our next-generation satellites and launch vehicles; in-orbit satellite failures or reduced performance of our existing satellites; significant liabilities created by products we sell; the failure of our system or reductions in levels of service due to technological malfunctions or deficiencies or other events; our inability to renew or expand our satellite constellation; political, legal regulatory, government administrative and economic conditions and developments in the United States and other countries and territories in which we operate; and changes in our business strategy. In addition, specific consideration should be given to various factors described in more detail in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011. The Company undertakes no obligation to publicly revise any forward-looking statements or cautionary factors, except as required by law.

Overview

We operate a global commercial wireless messaging system optimized for narrowband communications. Our system consists of a global network of 27 low-Earth orbit, or LEO, satellites, 2 Automatic Identification System (“AIS”) microsatellites and accompanying ground infrastructure. Our 27 first-generation satellites are the core of a two-way communications system that enables our customers and end-users, to track, monitor, control and communicate cost-effectively with fixed and mobile assets located anywhere in the world, and 2 microsatellites that specifically provide worldwide ship tracking capability using the AIS technology already installed on large ocean-going vessels. We have agreements with another satellite provider to resell their satellite services as well. We also provide terrestrial-based cellular communication services through reseller agreements with major cellular wireless providers. Currently, our agreements with major cellular providers include GSM and CDMA offerings in the United States and GSM services with significant coverage worldwide. These terrestrial-based communication services enable our customers who have higher bandwidth requirements to receive and send messages from communication devices based on terrestrial-based technologies using the cellular providers’ wireless networks as well as from dual-mode devices combining the technologies from our satellite subscriber communicators and terrestrial-based technologies. As a result, our customers are now able to integrate into their applications communication technologies that will allow them to send and receive messages, including data intensive messaging using the cellular providers’ wireless networks and our satellite network.

Our products and services enable our customers and end-users to enhance productivity, reduce costs and improve security through a variety of commercial, government, and emerging homeland security applications. We enable our customers and end-users to achieve these benefits on a world-wide basis by using a single global satellite technology standard for machine-to-machine and telematic, or M2M, data communications, as well as providing the benefits of using terrestrial based cellular systems. Our customers have made significant investments in developing ORBCOMM-based applications. Examples of assets that are connected through our M2M data communications system include trucks, trailers, railcars, containers, heavy equipment, fluid tanks, utility meters, pipeline monitoring equipment, marine vessels, oil and gas wells and irrigation control systems. Customers benefiting from our network include original equipment manufacturers, or OEMs, such as Caterpillar, Komatsu, Doosan Infracore America, Hitachi, Hyundai Heavy Industries, The Manitowoc Company and Volvo Construction Equipment. In addition, we market our services through a distribution network of vertical market technology integrators known as VARs and IVARs, such as I.D. Systems, Inc., XATA Corporation and American Innovations, Ltd.

On May 16, 2011, we expanded our business with the purchase of certain assets of StarTrak and on January 12, 2012 we further expanded our business with the purchase of certain assets of LMS, a wholly-owned subsidiary of PAR Technology Corporation. The acquired assets enable customers to proactively monitor, manage and remotely control their refrigerated and other transport assets using complete end-to-end solutions. These solutions enable optimal business efficiencies, increased asset utilization, and substantially reduce asset write-offs and manual yard counts of chassis, refrigeration units, containers and generators (“gensets”). Through increased asset visibility and management, these solutions allow shipping, rail, and leasing companies to decrease their fleet sizes of chassis, gensets, refrigeration units and containers. The information provided from these solutions also help industry leaders realize better fleet efficiency and utilization while reducing risk by adding safety monitoring of perishable cargo. In addition to relationships with leading refrigerated unit manufacturers such as Carrier and Thermo King, the acquired assets include customers with well-known brands such as Tropicana, Maersk Line, Prime Inc., C.R. England, FFE Transport, Inc., Target, Chiquita, Ryder, J.B. Hunt, Hapag-Lloyd, Golden State Foods, Martin-Brower and Exel Transportation. These acquisitions enable us to create a global technology platform to transfer capabilities across new and existing vertical markets and deliver complementary products to our channel partners and resellers worldwide.

We also operate 2 AIS microsatellites which we believe is the most comprehensive global AIS data service to government and commercial customers to track over 60,000 ocean-going vessels worldwide. AIS is a shipboard broadcast system that transmits a vessel’s identification and position to aid navigation and improve maritime safety. Terrestrial-based AIS receivers provide only limited visibility of ships close to shore and are not able to provide global visibility of ship traffic with open ocean coverage. Using our satellite communications system, customers have access to AIS data well beyond coastal regions in a cost effective and timely fashion. Further, we intend to continue working with system integrators and maritime information service providers providing value-added services to facilitate the sales and distribution of AIS data. We will continue to work to address and expand the various market sectors that could benefit from access to AIS data, such as suppliers to the shipping sector, like traders, brokers, insurance companies and support services. An additional potential benefit of AIS is the ability to combine AIS data with asset tracking and monitoring solutions. We believe this creates the potential to provide complete end-to-end visibility of the shipment of goods throughout the global supply chain from an integrated information solution. This solution, once fully integrated into transportation management systems, has the potential to track and monitor individual shipping containers through the intermodal transportation system from origination to destination as it is transported on truck, rail and ship.

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

Acquisition of LMS

Effective on the close of business on January 12, 2012, we completed the acquisition of the assets of LMS, including but not limited to, accounts receivable, inventory, equipment, intellectual property, all of LMS’s rights to customer contracts, supplier lists and assumed certain liabilities pursuant to an Asset Purchase Agreement dated as of December 23, 2011. The consideration paid to PAR on closing to acquire LMS totaled $6.1 million consisting of: (i) $4.0 million in cash, subject to a final working capital adjustment specified in the Asset Purchase Agreement and (ii) the issuance of 645,162 shares of our common stock, of which 387,097 shares of common stock were placed into an escrow account for up to fifteen months from closing to fund any indemnification obligations to us including for breaches of representations and warranties made by PAR.

In addition to the consideration paid at closing, the Asset Purchase Agreement provides for contingent payments of up to $3.9 million payable post-closing by us to PAR. Up to $3.0 million of the contingent payments will be payable based on achieving subscriber targets for calendar year 2012. Up to $0.9 million of the contingent payments will be payable based on achieving sales targets for calendar years 2012 through 2014. Any potential earn-out amounts can be paid in common stock, cash or a combination at our option. Any shares of common stock to be issued will be based on the 20-day average closing price ending on the third trading day preceding the date of payment. The potential earn-out amounts for achieving the subscriber and sales targets for calendar year 2012, if earned, will be paid within 30 days after we file our Form 10-K for 2012. The potential earn-out amount for achieving sales targets for calendar years 2013 and 2014, if earned, will be paid within 30 days after we file our Form 10-K for years 2013 and 2014. We recorded at the acquisition date a liability of $0.7 million for the estimated fair value of the earn-out amounts.

As a result of the acquisition of LMS, we recognized $2.9 million of goodwill and $1.7 million of intangible assets, which consist of technology, trademarks and customer relationships. The acquired goodwill will not be amortized for financial reporting purposes. However the acquired goodwill is tax deductible, and therefore amortized over fifteen years for income tax purposes. As such, deferred income tax expense and a deferred tax liability arise as a result of the difference in tax deductibility of this amount for tax and financial reporting purposes. The resulting deferred tax liability, which is expected to continue to increase over time will remain on our balance sheet indefinitely unless there is an impairment of the goodwill.

The results of operations of LMS are included in our condensed consolidated results for the period subsequent to the acquisition date of January 12, 2012. See Note 3 to the condensed consolidated financial statements for further discussion.

Critical Accounting Policies and Estimates

Our discussion and analysis of our results of operations, liquidity and capital resources are based on our consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, accounts receivable, accounting for business combinations, goodwill, satellite network and other equipment, long-lived assets, capitalized development costs, income taxes, warranty costs, loss contingencies, pre-acquisition contingencies and the value of securities underlying stock-based compensation. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from our estimates and could have a significant adverse effect on our results of operations and financial position. For a discussion of our critical accounting policies and estimates see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes to our critical accounting policies during 2012.

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

EBITDA is not a performance measure calculated in accordance with accounting principles generally accepted in the United States, or GAAP. While we consider EBITDA to be an important measure of operating performance, it should be considered in addition to, and not as a substitute for, or superior to, net income (loss) or other measures of financial performance prepared in accordance with GAAP and may be different than EBITDA measures presented by other companies.

The following table reconciles our net income (loss) to EBITDA for the periods shown:

	Three months ended March 31,
	2012	2011
Net income (loss) attributable to ORBCOMM Inc.	$2,409	$(731)
Income tax expense	394	111
Interest income	(27)	(54)
Interest expense	24	48
Depreciation and amortization	1,009	1,157

EBITDA	$3,809	$531

EBITDA during the three months ended March 31, 2012 improved $3.3 million over 2011. The improvement was primarily due to increases in service revenues of $4.1 million and product revenues of $3.9 million and $1.2 million gain on extinguishment of debt and accounts payable. The increase in service revenues was primarily due to an increase in core services of satellite and terrestrial revenues of $3.7 including $2.4 million from acquisitions and an increase in AIS revenue of $0.2 million. Product revenues increases included $1.1 million at our Japan subsidiary and $2.7 million from acquisitions. The increase in total revenues was offset by an increase in expenses, excluding depreciation and amortization, of $5.9 million.

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

The table below presents our revenues for the three months ended March 31, 2012 and 2011, together with the percentage of total revenue represented by each revenue category in (in thousands):

	Three months ended March 31,
	2012		2011
		% of Total		% of Total
Service revenues	$11,531	72.6%	$7,397	93.8%
Product sales	4,348	27.4%	486	6.2%

	$15,879	100.0%	$7,883	100.0%

Total revenues for the three months ended March 31, 2012 and 2011 were $15.9 million and $7.9 million, respectively.

Service revenues

Service revenues increased $4.1 million for the three months ended March 31, 2012, or 55.9%, to $11.5 million from $7.4 million for the three months ended March 31, 2011. The increase in service revenues in 2012 over 2011 were primarily due an increase in satellite and terrestrial revenues of $3.7 million primarily from an increase in messaging service due to increases in billable subscriber communicators and usage by some customers, $2.4 million from acquisitions and an increase in AIS revenue of $0.2 million. As of March 31, 2012, we had approximately 689,000 billable subscriber communicators compared to approximately 589,000 billable subscriber communicators as of March 31, 2011, an increase of 17.1%.

Service revenue growth can be impacted by the customary lag between subscriber communicator activations and recognition of service revenue from these units.

Product sales

Three months: Revenues from product sales increased $3.9 million for the three months ended March 31, 2012, or 795.2%, to $4.3 million from $0.5 million for the three months ended March 31, 2011. The increase was primarily due to $2.7 million from acquisitions and $1.1 million sales to the heavy equipment sector by our Japanese subsidiary.

Costs of services

Costs of services is comprised of expenses to provide services, such as payroll and related costs, including stock-based compensation, materials and supplies, depreciation and amortization of assets and usage fees to cellular wireless providers for the data transmitted by the resellers on our network and other third-party networks.

Costs of services increased by $1.2 million, or 35.9%, to $4.7 million for the three months ended March 31, 2012 from $3.5 million for the three months ended March 31, 2011. The increase was primarily due from acquisitions. As a percentage of service revenues, cost of services were 40.8% in 2012 compared to 46.8% in 2011. The decrease in cost of services as a percentage of service revenues was primarily due to an increase in service revenues.

Costs of product sales

Costs of products includes the purchase price of subscriber communicators and SIMS sold, costs of warranty obligations, shipping charges, depreciation and amortization as well as operational costs to fulfill customer orders, including costs for employees.

Costs of product sales increased by $2.8 million, or 968.8% to $3.1 million for the three months ended March 31, 2012 from $0.3 million for the three months ended March 31, 2011. The increase was primarily due from StarTrak and LMS. We had a gross profit from product sales (revenues from product sales minus costs of product sales) of $1.2 million for the three months ended March 31, 2012 compared to a gross profit from product sales of $0.2 million for the three months ended March 31, 2011. The increase in gross profit from product sales was primarily due to $1.0 million from acquisitions and $0.5 million primarily due to an increase in product sales to the heavy equipment sector by our Japanese subsidiary.

Selling, general and administrative expenses

Selling, general and administrative expenses relate primarily to expenses for general management, sales and marketing, and finance, professional fees and general operating expenses.

Selling, general and administrative expenses increased by $0.9 million, or 20.8%, to $5.3 million for the three months ended March 31, 2012 from $4.4 million for the three months ended March 31, 2011. The increase was primarily due from acquisitions.

Product development expenses

Product development expenses consist primarily of the expenses associated with our engineering team, along with the cost of third parties that are contracted to support our current applications.

Product development expenses for the three months ended March 31, 2012 and March 31, 2011 were $0.6 million and $0.2 million. The increase was primarily due from acquisitions.

Acquisition costs

Acquisition-related costs directly related to the acquisitions of StarTrak and LMS.

Other income (expense)

Other income is comprised primarily of interest income from our cash and cash equivalents, which consists of U.S. Treasuries, interest bearing instruments, and our investments in marketable securities consisting of U.S. government and agency obligations, corporate obligations and FDIC-insured certificates of deposit classified as held to maturity, foreign exchange gains and losses, gain on extinguishment of debt and interest expense.

For the three months ended March 31, 2012 other income was $1.1 million compared to other income of $0.1 million for the three months ended March 31, 2011. The increase is primarily due to a $1.1 million gain on extinguishment of debt in connection with Satcom’s note holders.

Income (loss) before income taxes

We have income before income taxes of $2.9 million for the three months ended March 31, 2012, compared to a loss before income taxes of $0.6 million for the three months ended March 31, 2011.

Provision for income taxes

For the three months ended March 31, 2012, we recorded income taxes of $0.4 million, which was primarily due to a foreign income tax of $0.3 million from income generated by our subsidiary ORBCOMM Japan operating in Japan and $0.1 million from the amortization of tax goodwill generated from our acquisitions.

For the three months ended March 31, 2011, we recorded income taxes of $0.1 million, resulting from income generated by ORBCOMM Japan.

As of March 31, 2012 and March 31, 2011, we maintained a valuation allowance against all of its net deferred tax assets, excluding goodwill, attributable to operations in the United States and all other foreign jurisdictions, except for Japan, as the realization of such assets was not considered more likely than not.

Net income (loss)

Three months: We have net income of $2.5 million for the three months ended March 31, 2012 compared to a net loss of $0.7 million for the three months ended March 31, 2011.

Noncontrolling interests

Noncontrolling interests relate to earnings and losses attributable to noncontrolling shareholders.

Net income (loss) attributable to ORBCOMM Inc.

We have net income attributable to our company of $2.4 million for the three months ended March 31, 2012 compared to a net loss of $0.7 million for the three months ended March 31, 2011.

Net income (loss) attributable to ORBCOMM Inc. common stockholders

For the three months ended March 31, 2012, the net income attributable to our common stockholders includes dividends of less than $0.1 million paid in shares of the Series A convertible preferred stock issued in connection with the acquisition of StarTrak.

Liquidity and Capital Resources

Overview

Our liquidity requirements arise from our working capital needs and to fund capital expenditures to support our current operations, and facilitate growth and expansion. We have financed our operations and expansion mostly from sales of our common stock through public offerings and private placements of debt, convertible redeemable preferred stock, common stock and most recently net income. At March 31, 2012, we have an accumulated deficit of $74.2 million. Our primary source of liquidity consisted of cash, cash equivalents, restricted cash and marketable securities totaling $73.8 million, which we believe will be sufficient to provide working capital and capital expenditures for the next twelve months.

Operating activities

Cash provided by our operating activities for the three months ended March 31, 2012 was $1.7 million resulting from net income of $2.5 million, supplemented by non-cash items including $1.0 million for depreciation and amortization and $0.3 million for stock-based compensation, offset by a $1.2 million gain on extinguishment of debt and accounts payable. Working capital activities primarily consisted of a net use of cash of $1.5 million from a decrease in accounts payable and accrued expenses primarily related to timing of payments.

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

Investing activities

Cash used in our investing activities for the three months ended March 31, 2012 was $11.2 million, resulting primarily from $4.0 million in consideration paid to acquire LMS, capital expenditures of $7.1 million and purchases of marketable securities of $14.5 million, offset by proceeds received from the maturities of marketable securities totaling $13.4 million and a refund of $1.0 million in restricted cash.

Cash provided by our investing activities for the three months ended March 31, 2011 was $4.8 million, resulting from proceeds received from the maturities of marketable securities totaling $30.3 million, offset primarily by capital expenditures of $2.1 million and purchases of marketable securities of $23.8 million.

Financing activities

Cash used in our financing activities for the three months ended March 31, 2012 was $0.5 million, resulting primarily from ORBCOMM’S purchase of noncontrolling ownership interests in Satcom of $0.2 million and Satcom’s repayment of $0.3 million in notes payable.

For the three months ended March 31, 2011, we did not have any cash flows from financing activities.

Future Liquidity and Capital Resource Requirements

We expect cash flows from operating activities, along with our existing cash, cash equivalents, restricted cash and marketable securities will be sufficient to provide working capital to fund long-term debt payments and capital expenditures, which primarily includes milestone payments under the procurement agreements for the next-generation satellites for the next twelve months. For the remainder of 2012, we expect to incur approximately $37.0 million of capital expenditures primarily for our next-generation satellites.

Contractual Obligations

There have been no material changes in our contractual obligations as of March 31, 2012, as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3.	Quantitative and Qualitative Disclosures about Market Risks

There has been no material changes in our assessment of our sensitivity to market risk as of March 31, 2012, as previously disclosed in Part II, Item 7A “Quantitative and Qualitative Disclosures about Market Risks” in our Annual Report on Form 10-K for the year ended December 31, 2011.

Concentration of credit risk

The following table presents customers with revenues greater than 10% of our consolidated total revenues for the periods shown:

	Three Months Ended March 31,
	2012	2011
Caterpillar Inc.	18.5%	24.4%
Komatsu Ltd.	11.5%	18.6%
Hitachi Construction Machinery Co., Ltd.	11.0%	11.7%
Asset Intelligence	— *	10.2%

* Balance is less than 10% of consolidated total revenues.

Item 4.	Disclosure Controls and Procedures

Evaluation of the Company’s disclosure controls and procedures.

The Company’s management evaluated, with the participation of the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2012. Based on their evaluation, the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2012.

Changes in Internal Control over Financial Reporting.

We reviewed our internal control over financial reporting at March 31, 2012. As a result of the acquisitions, we have begun to integrate certain business processes and systems of StarTrak and LMS. Accordingly, certain changes have been made and will continue to be made to our internal controls over financial reporting until such time as this integration is complete. In reliance on interpretive guidance issued by the SEC staff, management has chosen to exclude disclosure of changes in internal control over financial reporting related to LMS.

There have been no other changes in our internal control over financial reporting identified in an evaluation thereof that occurred during the first quarter of 2012 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Except as discussed under “Overview” in Part 1, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” there have been no material changes in the risk factors as of March 31, 2012, as previously disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2012, holders of Series A convertible preferred stock converted 11,361 shares into 19,039 shares of our common stock.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of President and Chief Executive Officer required by Rule 13a-14(a).

31.2	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a).

32.1	Certification of President and Chief Executive Officer required by Rule 13a-14(b) and 18 U.S.C. Section 1350.

32.2	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(b) and 18 U.S.C. Section 1350.

101. INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	This exhibit with this Quarterly Report on Form 10-Q, is deemed filed with the Securities and Exchange Commission, and is not incorporated by reference into any filing of ORBCOMM Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORBCOMM Inc. (Registrant)

Date: May 10, 2012	/s/ Marc J. Eisenberg
Marc J. Eisenberg,
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2012	/s/ Robert G. Costantini
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