Form 10-Q
period 2012-06-30
ORBCOMM Inc.
filed 2012-08-09
CIK 1361983

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares outstanding of the registrant’s common stock as of August 3, 2012 is 46,762,111

ORBCOMM Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS

Current assets:
Cash and cash equivalents	$29,819	$35,061
Restricted cash	—	1,000
Marketable securities	43,382	45,973
Accounts receivable, net of allowances for doubtful accounts of $330 and $299	11,107	7,946
Inventories	3,254	2,815
Prepaid expenses and other current assets	1,254	1,660
Deferred tax assets	892	912

Total current assets	89,708	95,367

Satellite network and other equipment, net	83,642	79,771
Goodwill	14,553	11,131
Intangible assets, net	8,303	7,125
Restricted cash	2,195	2,220
Deferred tax assets	132	136
Other assets	1,507	1,419

Total assets	$200,040	$197,169

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$2,272	$2,641
Accrued liabilities	9,096	14,127
Current portion of note payable	275	250
Current portion of deferred revenue	2,437	2,099

Total current liabilities	14,080	19,117
Note payable—related party	1,434	1,480
Note payable, net of current portion	3,237	3,376
Deferred revenue, net of current portion	1,872	1,570
Deferred tax liabilities	954	823
Other liabilities	949	226

Total liabilities	22,526	26,592

Commitments and contingencies

Equity:
ORBCOMM Inc. stockholders’ equity
Preferred Stock Series A, par value $0.001; 1,000,000 shares authorized; 174,012 and 186,265 shares issued and outstanding	1,738	1,861
Common stock, par value $0.001; 250,000,000 shares authorized; 46,732,558 and 45,668,527 shares issued	47	46
Additional paid-in capital	247,275	244,543
Accumulated other comprehensive income	1,123	1,352
Accumulated deficit	(72,374)	(76,629)
Less treasury stock, at cost, 29,990 shares at June 30, 2012 and 0 shares at December 31, 2011	(96)	—

Total ORBCOMM Inc. stockholders’ equity	177,713	171,173
Noncontrolling interests	(199)	(596)

Total equity	177,514	170,577

Total liabilities and equity	$200,040	$197,169

See notes to condensed consolidated financial statements.

ORBCOMM Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues:
Service revenues	$12,418	$8,980	$23,949	$16,377
Product sales	3,901	1,829	8,249	2,315

Total revenues	16,319	10,809	32,198	18,692

Costs and expenses (1):
Costs of services	4,950	3,775	9,656	7,238
Costs of product sales	2,568	1,366	5,671	1,656
Selling, general and administrative	5,599	4,649	10,940	9,070
Product development	622	281	1,181	455
Acquisition-related costs	210	778	633	1,035

Total costs and expenses	13,949	10,849	28,081	19,454

Income (loss) from operations	2,370	(40)	4,117	(762)

Other income (expense):
Interest income	23	44	50	98
Other income (expense)	5	(307)	52	(206)
Gain on extinguishment of debt, net of expenses	—	—	1,062	—
Interest expense	(8)	(78)	(32)	(126)

Total other income (expense)	20	(341)	1,132	(234)

Income (loss) before income taxes	2,390	(381)	5,249	(996)

Income taxes	402	195	796	306

Net income (loss)	1,988	(576)	4,453	(1,302)
Less: Net income (loss) attributable to the noncontrolling interests	106	(35)	162	(30)

Net income (loss) attributable to ORBCOMM Inc.	$1,882	$(541)	$4,291	$(1,272)

Net income (loss) attributable to ORBCOMM Inc. common stockholders	$1,865	$(541)	$4,255	$(1,272)

Per share information-basic:
Net income (loss) attributable to ORBCOMM Inc.	$0.04	$(0.01)	$0.09	$(0.03)

Per share information-diluted:
Net income (loss) attributable to ORBCOMM Inc.	$0.04	$(0.01)	$0.09	$(0.03)

Weighted average common shares outstanding:
Basic	46,706	44,211	46,529	43,472

Diluted	47,146	44,211	47,049	43,472

(1) Stock-based compensation included in costs and expenses:
Costs of services	$70	$25	$114	$60
Costs of product sales	1	—	9	—
Selling, general and administrative	352	364	623	589
Product development	43	7	64	10

	$466	$396	$810	$659

See notes to condensed consolidated financial statements.

ORBCOMM Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Net income (loss)	$1,988	$(576)	$4,453	$(1,302)

Other comprehensive income ( loss), net of tax-
Foreign currency translation adjustments	265	89	(190)	(112)

Other comprehensive income (loss)	265	89	(190)	(112)

Comprehensive income (loss)	2,253	(487)	4,263	(1,414)

Less comprehensive income (loss) attributable to noncontrolling interests	(240)	77	(217)	222

Comprehensive income (loss) attributable to ORBCOMM Inc.	$2,013	$(410)	$4,046	$(1,192)

See notes to condensed consolidated financial statements.

ORBCOMM Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six months ended
	June 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$4,453	$(1,302)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Change in allowance for doubtful accounts	31	(46)
Change in the fair value of acquisition-related contingent consideration	30	—
Amortization of the fair value adjustment related to StarTrak warranty liabilities	(148)	—
Depreciation and amortization	2,190	2,550
Stock-based compensation	810	659
Foreign exchange gains	(49)	(10)
Amortization of premium on marketable securities	382	801
Increase in fair value of indemnification assets	(34)	—
Deferred income taxes	150	65
Gain on extinguishment of debt and accounts payable	(1,214)	—
Amortization of transition shared services	106	—
Amortization of debt discount for the 6% secured promissory note issued in connection with the acquisition of StarTrak	—	3
Loss on disposition of other investment in Alanco	—	305
Accretion on note payable-related party	—	66
Dividend received in common stock from other investment	—	(84)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,994)	(2,223)
Inventories	833	119
Prepaid expenses and other assets	454	(24)
Accounts payable and accrued liabilities	(1,344)	(315)
Deferred revenue	556	(85)
Other liabilities	(91)	(61)

Net cash provided by operating activities	5,121	418

Cash flows from investing activities:
Capital expenditures	(8,595)	(3,844)
Purchases of marketable securities	(34,599)	(47,497)
Proceeds from maturities of marketable securities	36,808	59,810
Acquisition of net assets of StarTrak, net of cash acquired of $322	—	(1,876)
Change in restricted cash	1,025	810
Acquisition of net assets of LMS	(4,000)	—

Net cash (used in) provided by investing activities	(9,361)	7,403

Cash flows from financing activities
Purchase of noncontrolling ownership interests in Satcom International Group plc	(199)	—
Repayment of Satcom notes payable	(253)	—
Principal payments of note payable	(125)	(200)
Principal payments of capital leases	(228)	—
Payment upon exercise of SARs	—	(24)

Net cash used in financing activities	(805)	(224)

Effect of exchange rate changes on cash and cash equivalents	(197)	95

Net increase (decrease) in cash and cash equivalents	(5,242)	7,692
Cash and cash equivalents:
Beginning of period	35,061	17,026

End of period	$29,819	$24,718

Supplemental disclosures of cash flow information:
Cash paid for
Interest	$110	$—

Income taxes	$753	$—

Supplemental schedule of noncash investing and financing activities
Noncash investing and financing activities:
Capital expenditures incurred not yet paid	$487	$806

Stock-based compensation included in capital expenditures	$36	$29

Series A convertible preferred stock dividend paid in-kind	$36	$—

Issuance of common stock in connection with the acquisition of LMS	$2,123	$—

Issuance of common stock in connection with the purchase of Satcom’s shares from noncontrolling ownership interests	$1,000	$—

AIS satellites accounted for as a capital lease	$903	$—

Acquisition-related contingent consideration	$740	$—

Common stock redeemed in treasury stock from closing of escrow agreement	$96	$—

Adjustment to StarTrak warranty liabilities from finalizing the purchase price allocation	$523	$—

6% secured promissory note issued in connection with the acquisition of StarTrak	$—	$3,812

Series A convertible preferred stock issued in connection with the acquisition of StarTrak	$—	$1,834

Common stock issued in connection with the acquisition of StarTrak	$—	$8,349

Cost method investment in Alanco delivered back to Alanco in connection with the acquisition of StarTrak	$—	$2,050

Gateway and components recorded in inventory in prior years which were used for construction under satellite network and other equipment	$31	$53

Common stock issued as a form of payment for bonus	$—	$125

See notes to condensed consolidated financial statements.

ORBCOMM Inc.

Condensed Consolidated Statements of Changes in Equity

Six months ended June 30, 2012 and 2011

(in thousands, except share data)

(Unaudited)

	Series A convertible				Additional	Accumulated other
	Preferred stock		Common stock		paid-in	comprehensive	Accumulated	Treasury stock		Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	income	deficit	Shares	Amount	interests	equity
Balances, January 1, 2012	186,265	$1,861	45,668,527	$46	$244,543	$1,352	$(76,629)	—	—	$(596)	$170,577
Vesting of restricted stock units	—	—	120,000	—	—	—	—			—	—
Stock-based compensation	—	—	—	—	846	—	—			—	846
Conversion of Series A convertible preferred stock to common stock	(15,861)	(159)	26,536	—	159	—	—			—	—
Issuance of common stock in connection with the acquisition of LMS			645,162	1	2,122	—	—			—	2,123
Issuance of common stock in connection with the purchase of noncontrolling ownership interests in Satcom			263,133	—	(395)	16				180	(199)
Common stock redeemed through treasury from closing of escrow agreement	—	—						(29,990)	(96)		(96)
Exercise of SARs	—	—	9,200
Series A convertible preferred stock dividend	3,608	36				—	(36)				—
Net income	—	—	—	—	—	—	4,291			162	4,453
Foreign currency translation adjustments	—	—	—	—	—	(245)	—			55	(190)

Balances, June 30, 2012	174,012	$1,738	46,732,558	$47	$247,275	$1,123	$(72,374)	(29,990)	$(96)	$(199)	$177,514

Balances, January 1, 2011	—	$—	42,616,950	$43	$234,125	$1,126	$(76,584)	—	—	$(591)	$158,119
Vesting of restricted stock units	—	—	109,957	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	688	—	—	—	—	—	688
Common stock issued for payment of bonus	—	—	34,115	—	125	—	—	—	—		125
Issuance of Series A convertible preferred stock in connection with the acquisition of StarTrak	183,550	1,834	—	—	—	—	—	—	—	—	1,834
Issuance of common stock in connection with the acquisition of StarTrak	—	—	2,869,172	3	8,346	—	—	—	—	—	8,349
Payment upon exercise of SARs	—				(24)	—	—	—	—	—	(24)
Net loss	—	—	—	—	—	—	(1,272)	—	—	(30)	(1,302)
Foreign currency translation adjustments	—	—	—	—	—	80		—	—	(192)	(112)

Balances, June 30, 2011	183,550	$1,834	45,630,194	$46	$243,260	$1,206	$(77,856)	—	$—	$(813)	$167,677

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In the opinion of management, the financial statements as of June 30, 2012 and for the three and six-month periods ended June 30, 2012 and 2011 include all adjustments (including normal recurring accruals) necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

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

Although the Company owns interests in companies that it accounts for pursuant to the equity method, the investments in those entities had no carrying value as of June 30, 2012 and December 31, 2011. The Company has no guarantees or other funding obligations to those entities. The Company had no equity or losses of those investees for the three and six-months ended June 30, 2012 and 2011.

When the Company does not exercise significant influence over the investee the investment is accounted under the cost method.

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

As of June 30, 2012, the Company has an accumulated deficit of $72,374. The Company’s primary source of liquidity consisted of cash, cash equivalents, restricted cash and marketable securities totaling $75,396, which the Company believes will be sufficient to provide working capital and capital expenditures for the next twelve months.

Acquisition costs

Acquisition-related costs directly relate to the acquisitions of StarTrak Systems, LLC (“StarTrak”) on May 16, 2011 and PAR Logistics Management Systems Corporation (“LMS”), a wholly-owned subsidiary of PAR Technology Corporation (“PAR”) on January 12, 2012. These costs include professional services expenses. For the three months ended June 30, 2012 and 2011 acquisition-related costs were $210 and $778, respectively. For the six months ended June 30, 2012 and 2011 acquisition-related costs were $633 and $1,035, respectively.

Fair Value of Financial instruments

Other than the contingent earn-out consideration in connection with the acquisition of LMS (see note 3), the Company has no financial assets or liabilities that are measured at fair value on a recurring basis. However, if certain triggering events occur the Company is required to evaluate the non-financial assets for impairment and any resulting asset impairment would require that a non-financial asset be recorded at the fair value. FASB Topic ASC 820 “ Fair Value Measurement Disclosure” , prioritizes inputs used in measuring fair value into a hierarchy of three levels: Level 1- unadjusted quoted prices for identical assets or liabilities traded in active markets, Level 2- inputs other than quoted prices included within Level 1 that are either directly or indirectly observable; and Level 3- unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions that market participants would use in pricing.

The carrying value of the Company’s financial instruments, including cash, accounts receivable, note receivable and accounts payable approximated their fair value due to the short-term nature of these items. The fair value of the Note payable-related party is de minimis.

The carrying value of the 6% secured promissory note payable approximates the fair value based on: (i) comparable loan indices with similar structure and credit and (2) comparable companies.

Marketable securities

Marketable securities consist of debt securities including U.S. government and agency obligations, corporate obligations and FDIC-insured certificates of deposit, which have stated maturities ranging from three months to less than one year. The Company classifies these securities as held-to-maturity since it has the positive intent and ability to hold until maturity. These securities are carried at amortized cost. The changes in the fair value of these marketable securities, other than impairment charges, are not reported in the consolidated financial statements. The fair value of the Company’s marketable securities approximates their carrying value (See Note 7).

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

The following table presents customers with revenues greater than 10% of the Company’s consolidated total revenues for the periods shown:

	Three Months ended June 30,		Six Months ended June 30,
	2012	2011	2012	2011
Caterpillar Inc.	19.0%	22.9%	18.8%	23.6%
Komatsu Ltd.	12.1%	15.5%	11.8%	16.8%
Hitachi Construction Machinery Co., Ltd.	10.3%	*	10.6%	10.1%

The following table presents customers with accounts receivable greater than 10% of the Company’s consolidated accounts receivable for the periods shown:

	June 30, 2012	December 31, 2011
Caterpillar Inc.	28.5%	37.4%
Asset Intelligence	*	10.1%

*	Balances are less than 10% of consolidated revenues or accounts receivable.

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

The following table summarizes the preliminary estimated fair values of the purchase price:

Cash	$4,000
Issuance of 645,162 shares of common stock (valued at $3.29 per share,which reflects the Company’s common stock closing price on January 12, 2012)	2,123
Fair value of contingent earn-out amounts	740

Total	$6,863

Contingent earn-out consideration

The estimated fair value of the contingent earn-out amounts was determined based on the Company’s preliminary estimates using weighted probabilities to achieve the subscriber and sales targets for calendar years 2012 through 2014. The Company estimated the fair value of the contingent earn-out amounts using a probability-weighted discounted cash flow models discounted at 19.0%. The Company has recorded a liability for the estimated fair value of the contingent earn-out consideration. The fair value measurements are based on significant inputs not observed in the market and thus represents a Level 3 measurement. Any change in the fair value of the contingent earn-out amounts subsequent to the acquisition date, including changes from events after the acquisition date, will be recognized in earnings in the period the estimated fair value changes. Achievement of the subscriber and sales targets lower than the targets will result in less than the $3,950 being paid out. Achievement below certain thresholds will reduce the liability to zero. For the six months ended June 30, 2012, the fair value of the earn-out amounts was increased by $30. As of June 30, 2012 $256 is included in accrued liabilities and $514 is included in other liabilities in the condensed consolidated balance sheet.

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

Accounts receivable	$1,211
Inventory	1,388
Transition service asset	114
Other current assets	121
Property, plant and equipment	130
Intangible assets	1,690

Total identifiable assets acquired	4,654

Accrued expenses	(319)
Warranty liabilities	(283)
Deferred warranty revenues	(88)

Total liabilities assumed	(690)

Net identifiable assets acquired	3,964
Goodwill	2,899

Total preliminary purchase price	$6,863

Transition Service Asset

In connection with the Asset Purchase Agreement, the Company and PAR entered into a transition services agreement. Under the terms of the transition services agreement for a period of six months from January 13, 2012, (the “Initial Term”), PAR will provide the Company with certain infrastructure, administrative and support services to assist with supporting the business of LMS. At the end of the Initial Term, the Company has the option to extend the transition services agreement for up two renewal periods of six months each. The fair value of the transition service asset was estimated based on the costs to use the facility owned by PAR and employee services. The transition service asset is being amortized over a six month period. For the three months ended June 30, 2012, amortization expense was $57 of which $15 is recorded in costs of services and $42 is recorded in selling, general and administrative expenses in the condensed consolidated statements of operations. For the six months ended June 30, 2012, amortization expense was $106 of which $27 is recorded in costs of services and $79 is recorded in selling, general and administrative expenses in the condensed consolidated statements of operations. In June 2012, the Company exercised its option to extend the transition services agreement for additional six months.

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

Warranty liabilities

In connection with the preliminary estimated purchase price allocation, the Company recorded obligations of $283 relating to warranty claims. The fair value of these amounts have not yet been finalized. The Company is currently in the process of determining the extent of any additional warranty obligations during the measurement period. Any changes to this amount during the remainder of the measurement period will be an adjustment to goodwill.

Indemnification Asset

In connection with the asset purchase agreement, the Company entered into an escrow agreement with PAR and an escrow agent. Under the terms of this escrow agreement, 387,097 shares of common stock were issued to PAR and placed in an escrow account for up to fifteen months to fund any indemnification obligations to the Company, including for breaches of representations and warranties made by PAR. Under the terms of the escrow agreement, PAR will retain all rights and privileges of ownership of the common stock placed in the escrow account. Further subject to certain resale restrictions, PAR has the right to sell any of the common stock that was placed in escrow provided that all proceeds of any such sale are deposited directly with the escrow agent. In the event that the Company believes that an indemnity obligation of PAR has arisen under the asset purchase agreement, the Company shall have the right to provide written notice to the escrow agent and PAR setting forth a description of the distribution event and the number of shares of the Company’s common stock and or amount of cash to be distributed to the Company from the escrow account. The number of shares of common stock that the Company will direct the escrow agent to release to the Company from the escrow account will equal to the distribution event valued at the 20-day average closing price from January 12, 2012.

In August 2012, the escrow agent shall distribute to PAR shares of common stock valued at the 20-day average closing price from January 12, 2012 of up to a value of (i) $600, less (ii) the aggregate value of all distributions made from the escrow account, less (iii) the aggregate amount claimed in all pending event notices. In April 2013, any remaining shares of common stock and or cash held in escrow shall be distributed to PAR, less the aggregate amount claimed in all pending event notices. As of June 30, 2012, the Company has not recorded an indemnification asset for any indemnity obligations of PAR arising under the asset purchase agreement. The Company will continue to evaluate if there are any indemnity obligations of PAR arising under the asset purchase agreement during the remainder of the measurement period.

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

StarTrak

The consideration paid to acquire StarTrak was valued at $18,242 consisting of: (i) cash, (ii) forgiveness of the 6% secured promissory note advanced by the Company to Alanco on February 23, 2011, (iii) note payable issued to a lender and stockholder of Alanco, (iv) common stock subject to a final working capital adjustment, which has not yet been finalized, (v) Series A convertible preferred stock and (vi) delivery of the Company’s investment in preferred stock and common stock of Alanco back to Alanco.

Purchase Price Allocation

On May 16, 2011, the purchase price was allocated to the net assets based upon their preliminary estimated fair values at that time. The excess of the preliminary purchase price over the preliminary net assets was recorded as goodwill. Any change to the initial estimates of the assets and liabilities acquired were recorded as adjustments to goodwill throughout the measurement period. The Company finalized the purchase price allocation during the second quarter ended June 30, 2012. As a result, the preliminary estimate of goodwill increased by $523 and warranty liabilities by the same amount from $3,082 to $3,605 which the Company considered insignificant to the consolidated financial statements. Accordingly, the preliminary estimated purchase price allocation as of May 16, 2011 has not been retrospectively adjusted for the final purchase price allocation.

Warranty liabilities and Escrow Agreement

As a result of the acquisition of StarTrak on May 16, 2011, the Company recorded warranty obligations on StarTrak’s product sales, which provide for costs to replace or fix the product. One-year warranty coverage is accrued on product sales which provide for costs to replace or fix the product.

In connection with the acquisition, the Company entered into an escrow agreement with Alanco. Under the terms of the escrow agreement, 166,611 shares of common stock were issued to Alanco and placed in an escrow account to cover 50% of certain costs relating to fuel sensor warranty obligations incurred by the Company. In the event that the sum of (i) aggregate warranty expenses (other than for fuel sensors) and (ii) any fuel sensor damages directly expended or accrued on the StarTrak balance sheet from March 1, 2011 through March 1, 2012 exceeds $600, the Company shall have the right to provide written notice to the escrow agent and Alanco setting forth a description of the fuel sensor distribution event and the number of shares of the Company’s common stock to be distributed to the Company from the escrow account. The number of shares of common stock that the Company will direct the escrow agent to release to the Company from the escrow account will equal 50% of the fuel sensor damages (excluding the amount of damages that when added to the non-fuel sensor damages equals $600) incurred or suffered from June 1, 2011 through March 1, 2012, valued at $3.001 per share. The Company is in the process of finalizing the arrangement. As a result, the Company has recorded $304 relating to the escrow agreement as an indemnification asset, which is included in other assets. For the three months ended June 30, 2012, the Company recorded a loss of $62 and for the six months ended June 30, 2012 recorded a gain of $28 on the fair value of the common stock held in escrow, which is recorded in selling, general and administrative expenses in the condensed consolidated statements of operations.

Patent infringement liability and Escrow Agreement

In connection with the acquisition, the Company entered into an escrow agreement with Alanco. Under the terms of the escrow agreement, 249,917 shares of common stock were issued to Alanco and placed in an escrow account to cover 50% of any damages relating to the Innovative Global Systems LLC patent infringement action incurred or suffered by the Company which was settled in May 2011 for $155. As a result, the Company recorded $75 relating to this escrow agreement as an indemnification asset, which was included in prepaid expenses and other current assets. On May 3, 2012, the Company and Alanco agreed to distribute the 249,917 shares of the Company’s common stock from the escrow of which 29,990 shares of the common stock were distributed back to the Company and the remaining 219,927 shares of common stock were distributed to Alanco. The Company recorded the 29,990 shares of common stock into treasury at $3.20 per share and derecognized the balance of the indemnification asset in its condensed consolidated balance sheet. For the three months ended June 30, 2012, the Company recorded a loss of $17 and for the six months ended June 30, 2012 recorded a gain of $6 on the fair value of the common stock held in escrow, which is recorded in selling, general and administrative expenses in the condensed consolidated statements of operations.

Pro Forma Results for the Acquisitions of LMS and StarTrak

The following table presents the unaudited pro forma results (including LMS and StarTrak) for the three and six months ended June 30, 2012 and 2011 as though the companies had been combined as of the beginning of each of the periods presented. The pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of each period presented.

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

The amount of LMS revenues and net loss included in the Company’s condensed consolidated statements of operations from the acquisition date to June 30, 2012 and StarTrak and LMS’s revenues, net income (loss) attributable to ORBCOMM Inc. and the net income (loss) attributable to common stockholders of the combined entity had the acquisition dates been January 1, 2011, are as follows:

		Net Income (loss) Attributable	Net Income (loss) Attributable
	Revenues	ORBCOMM Inc.	to Common Stockholders
Actual from January 13, 2012 to June 30, 2012 (LMS)	$3,063	$(959)	$(959)

Supplemental pro forma for the three months ended June 30, 2012 (LMS)	$16,319	$2,092	$2,075

Supplemental pro forma for the three months ended June 30, 2011 (LMS)	$14,463	$(361)	$(379)

Supplemental pro forma for the six months ended June 30, 2012 (LMS)	$32,334	$4,854	$4,818

Supplemental pro forma for the six months ended June 30, 2011 (LMS and StarTrak)	$27,748	$(1,740)	$(1,776)

4. Satcom International Group plc (“Satcom”)

On March 28, 2012, the Company purchased the remaining 48% noncontrolling ownership interests in its majority owned subsidiary, Satcom for $1,119. The consideration consisted of: (i) $119 in cash and (ii) the issuance of 263,133 shares of the Company’s common stock (valued at $3.80 per share, which reflects the Company’s common stock opening stock price on March 28, 2012). The Company incurred transaction fees of $80 which was recorded as a reduction to additional paid-in capital. As a result, the noncontrolling interests and accumulated other comprehensive income increased by $180 and $16, respectively, and additional paid-in capital decreased by $395.

Concurrently, Satcom paid $253 to its note holders, which included $43 to a creditor of Satcom who is a related-party serving as the Company’s Chairman of the Board of Directors, in exchange for a waiver and release of all outstanding principal and accrued interest previously recorded in accrued liabilities totaling $1,340, which included $290 owed to the related-party. As a result, the Company recognized a gain on extinguishment of debt of $1,062, net of expenses of $24 in other income (expense) in its condensed consolidated statements of operations, for the difference between the payments made and the net carrying amounts of the outstanding principal and accrued interest for the six months ended June 30, 2012. Further, Satcom also paid $128 to a trade creditor in exchange for a waiver and release of the outstanding trade payables totaling $256. As a result, the Company reduced selling, general and administrative expenses by $128 in its condensed consolidated statements of operations for the six months ended June 30, 2012.

5. Stock-based Compensation

The Company’s stock-based compensation plans consist of its 2006 Long-Term Incentives Plan (the “2006 LTIP”) and its 2004 Stock Option Plan. As of June 30, 2012, there were 4,266,859 shares available for grant under the 2006 LTIP and no shares available for grant under the 2004 Stock Option Plan.

For the three months ended June 30, 2012 and 2011 the Company recorded stock-based compensation expense of $466 and $396, respectively. For the three months ended June 30, 2012 and 2011, the Company capitalized stock-based compensation of $18 and $15, respectively. For the six months ended June 30, 2012 and 2011 the Company recorded stock-based compensation expense of $810 and $659, respectively. For the six months ended June 30, 2012 and 2011, the Company capitalized stock-based compensation of $36 and $29, respectively. The components of the Company’s stock-based compensation expense are presented below:

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Stock appreciation rights	$368	$276	$661	$485
Restricted stock units	98	120	149	174

Total	$466	$396	$810	$659

As of June 30, 2012, the Company had unrecognized compensation costs for all share-based payment arrangements totaling $1,908.

Time-Based Stock Appreciation Rights

During the six months ended June 30, 2012, the Company granted 336,000 time-based SARs, which vest through June 2015. The weighted-average grant date fair value of these SARs was $2.25 per share.

A summary of the Company’s time-based SARs for the six months ended June 30, 2012 is as follows:

			Remaining	Aggregate
	Number of	Weighted-Average	Contractual	Intrinsic Value
	Shares	Exercise Price	Term (years)	(In thousands)
Outstanding at January 1, 2012	2,688,967	$3.75
Granted	336,000	3.48
Exercised	(6,000)	2.22
Forfeited or expired	(115,000)	2.88

Outstanding at June 30, 2012	2,903,967	$3.75	7.42	$977

Exercisable at June 30, 2012	2,112,301	$4.05	6.89	$677

Vested and expected to vest at June 30, 2012	2,903,967	$3.75	7.42	$977

For the three months ended June 30, 2012 and 2011, the Company recorded stock-based compensation expense of $210 and $130 relating to these SARs, respectively. For the six months ended June 30, 2012 and 2011, the Company recorded stock-based compensation expense of $388 and $247 relating to these SARs, respectively. As of June 30, 2012, $1,150 of total unrecognized compensation cost related to these SARs is expected to be recognized through June 2015.

The intrinsic value of the SARs exercised was $7 for the six months ended June 30, 2012.

Performance-Based Stock Appreciation Rights

During the six months ended June 30, 2012, the Company granted 394,834 performance-based SARs for 2012 financial and operational targets, which are expected to vest in the first quarter of 2013. As of June 30, 2012, the Company estimates that approximately 95% of the performance-based SARs will vest. The weighted-average grant date fair value of these SARs was $2.06 per share.

A summary of the Company’s performance-based SARs for the six months ended June 30, 2012 is as follows:

			Remaining	Aggregate
	Number of	Weighted-Average	Contractual	Intrinsic Value
	Shares	Exercise Price	Term (years)	(In thousands)
Outstanding at January 1, 2012	845,299	$5.20
Granted	394,834	3.29
Exercised	(3,200)	2.56
Forfeited or expired	(168,508)	3.17

Outstanding at June 30, 2012	1,068,425	$4.82	8.02	$216

Exercisable at June 30, 2012	676,592	$5.71	7.08	$144

Vested and expected to vest at June 30, 2012	1,053,250	$4.85	8.00	$215

For the three months ended June 30, 2012 and 2011, the Company recorded stock-based compensation of $157 and $146 relating to these SARs, respectively. For the six months ended June 30, 2012 and 2011, the Company recorded stock-based compensation of $273 and $238 relating to these SARs, respectively. As of June 30, 2012, $585 of total unrecognized compensation cost related to these SARs is expected to be recognized through the first quarter of 2013.

The intrinsic value of the SARs exercised was $3 for the six months ended June 30, 2012.

The fair value of each time and performance SAR award is estimated on the date of grant using the Black-Scholes option pricing model with the assumptions described below for the periods indicated. Depending how long the Company’s common stock has been publicly traded at the grant date the expected volatility was based either on (i) an average of the Company’s historical volatility over the expected terms of the SAR awards and the comparable publicly traded companies historical volatility or (ii) the Company’s historical volatility over the expected terms of SAR awards. The Company uses the “simplified” method to determine the expected terms of SARs due to a limited history of exercises. Estimated forfeitures were based on voluntary and involuntary termination behavior as well as analysis of actual forfeitures. The risk-free interest rate was based on the U.S. Treasury yield curve at the time of the grant over the expected term of the SAR grants.

Six months ended June 30,
	2012	2011
Risk-free interest rate	.86% to 1.41%	2.14% to 2.34%
Expected life (years)	5.50 and 6.0	5.50 and 6.0
Estimated volatility factor	72.36% to 74.67%	71.48% to 74.34%
Expected dividends	None	None

Time-based Restricted Stock Units

During the six months ended June 30, 2012, the Company granted 83,821 time-based RSUs, which vest through January 2013.

A summary of the Company’s time-based RSUs for the six months ended June 30, 2012 is as follows:

		Weighted-Average
	Shares	Grant Date Fair Value
Balance at January 1, 2012	143,334	$2.76
Granted	83,821	3.58
Vested	(120,000)	3.18
Forfeited or expired	—	—

Balance at June 30, 2012	107,155	$2.93

For the three months ended June 30, 2012 and 2011, the Company recorded stock-based compensation expense of $99 and $120 related to these RSUs, respectively. For the six months ended June 30, 2012 and 2011, the Company recorded stock-based compensation expense of $149 and $174 related to these RSUs, respectively. As of June 30, 2012, $173 of total unrecognized compensation cost related to these RSUs is expected to be recognized through January 2013.

The fair value of the time-based RSU awards is based upon the closing stock price of the Company’s common stock on the date of grant.

2004 Stock Option Plan

A summary of the status of the Company’s stock options as of June 30, 2012 is as follows:

			Remaining	Aggregate
	Number of	Weighted-Average	Contractual	Intrinsic Value
	Shares	Exercise Price	Term (years)	(In thousands)
Outstanding at January 1, 2012	757,828	$2.97
Granted	—	—
Exercised	—	—
Forfeited or expired	(20,537)	3.23

Outstanding at June 30, 2012	737,291	$2.96	1.73	$435

Exercisable at June 30, 2012	737,291	$2.96	1.73	$435

Vested and expected to vest at June 30, 2012	737,291	$2.96	1.73	$435

6. Net income (loss) Attributable to ORBCOMM Inc. Common Stockholders

Basic net income (loss) per common share is calculated by dividing net income (loss) attributable to ORBCOMM Inc. by the weighted-average number of common shares outstanding for the period. Diluted net income per common share is computed by giving effect to all potentially dilutive securities. Diluted net loss per common share is the same as basic net loss per common share, because potentially dilutive securities would have an antidilutive effect as the Company incurred a net loss for the three and six months ended June 30, 2011. For the three and six months ended June 30, 2012, the Company reported net income attributable to ORBCOMM Inc. and included the effect of 440,245 and 520,914 SARs, RSUs and stock options in its diluted weighted average common shares outstanding, respectively.

The potentially dilutive securities excluded from the determination of diluted income (loss) per share, as their effect is antidilutive, are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Series A convertible preferred stock	289,923	305,814	289,923	305,814
SARs	3,703,877	2,924,633	3,672,966	2,924,633
RSUs	67,434	196,667	29,007	196,667
Stock options	605,283	757,828	593,951	757,828

	4,666,517	4,184,942	4,585,847	4,184,942

The computation of net income attributable to ORBCOMM Inc. common stockholders is as follows for the three and six months ended June 30, 2012.

	Three months ended	Six months ended
	June 30, 2012	June 30, 2012
Net income attributable to ORBCOMM Inc.	$1,882	$4,291
Preferred stock dividends on Series A convertible preferred stock	(17)	(36)

Net income attributable to ORBCOMM Inc. common stockholders	$1,865	$4,255

7. Marketable Securities

As of June 30, 2012 and December 31, 2011, the marketable securities are recorded at amortized cost which approximates fair market value which was based on Level 1 inputs. All investments mature in one year or less.

	June 30, 2012			December 31, 2011
		Gross	Gross		Gross	Gross
	Fair	Unrealized	Unrealized	Fair	Unrealized	Unrealized
	Value	Losses	Gains	Value	Losses	Gains
U.S. government and agency obligations	$22,046	$9	$	$25,177	$7	$3
Corporate obligations	17,003	7	3	17,655	17	—
FDIC-insured certificates of deposit	4,316	4	—	3,118	2	—

	$43,365	$20	$3	$45,950	$26	$3

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

As of June 30, 2012 and December 31, 2011, the gross unrealized losses of $20 and $26, respectively, were primarily due to changes in interest rates and not credit quality of the issuer. Accordingly, the Company has determined that the gross unrealized losses are not other-than-temporary at June 30, 2012 and there has been no recognition of impairment losses in its condensed consolidated statements of operations for the three and six months ended June 30, 2012 and 2011.

8. Satellite Network and Other Equipment

Satellite network and other equipment consisted of the following:

	Useful life (years)	June 30, 2012	December 31, 2011
Land		$381	$381
Satellite network	1-10	38,542	35,088
Capitalized software	3-5	2,839	1,785
Computer hardware	5	1,576	1,430
Other	5-7	1,661	1,618
Assets under construction		71,442	70,590

		116,441	110,892
Less: accumulated depreciation and amortization		(32,799)	(31,121)

		$83,642	$79,771

During the six months ended June 30, 2012 and 2011, the Company capitalized costs attributable to the design and development of internal-use software in the amount of $321 and $149, respectively. Depreciation and amortization expense was $925 for the three months ended June 30, 2012 and 2011. This includes amortization of internal-use software of $100 and $85 for the three months ended June 30, 2012 and 2011, respectively. Depreciation and amortization expense for the six months ended June 30, 2012 and 2011 was $1,678 and $1,712, respectively. This includes amortization of internal-use software of $180 and $176 for the six months ended June 30, 2012 and 2011, respectively.

Assets under construction primarily consist of milestone payments pursuant to procurement agreements which includes, the design, development, launch and other direct costs relating to the construction of the next-generation satellites (See Note 18) and upgrades to its infrastructure and ground segment.

9. Restricted Cash

Restricted cash consists of the remaining cash collateral of $2,000 for a performance bond required by the FCC in connection with the construction, launch and operation of the 18 next-generation satellites that was authorized in the March 21, 2008 FCC Space Segment License modification. Under the terms of the performance bond, the cash collateral will be reduced in increments of $1,000 upon completion of specified milestones. In January 2012, the FCC refunded the third milestone to the Company. The Company has classified the remaining $2,000 as a non-current asset at June 30, 2012 and December 31, 2011.

At June 30, 2012 and December 31, 2011, restricted cash also includes $195 and $220 placed into certificates of deposit to collateralize a letter of credit with a cellular wireless provider to secure terrestrial communications services and to secure a credit card facility, respectively.

The interest income earned on the restricted cash balances is unrestricted and included in interest income in the condensed consolidated statements of operations.

10. Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price of an acquired business over the estimated fair values of the underlying net tangible and intangible assets.

Goodwill consisted of the following:

Balance at January 1, 2012	$11,131
Addition resulting from the acquisition of LMS	2,899
Adjustment to StarTrak’s goodwill from finalizing the purchase price allocation	523

Balance at June 30, 2012	$14,553

Goodwill is allocated to the Company’s one reportable segment.

The Company’s intangible assets consisted of the following:

		June 30, 2012			December 31, 2011
	Useful life		Accumulated			Accumulated
	(years)	Cost	amortization	Net	Cost	amortization	Net
Customer lists	10	$3,820	$(372)	$3,448	$2,900	$(181)	$2,719
Patents and technology	5 and 10	4,610	(510)	4,100	3,900	(244)	3,656
Trademarks	2 and 10	860	(105)	755	800	(50)	750
Acquired licenses	6	8,115	(8,115)	—	8,115	(8,115)	—

		$17,405	$(9,102)	$8,303	$15,715	$(8,590)	$7,125

The weighted-average amortization period for the intangible assets is 9.57 years. The weighted-average amortization period for patents and technology and trademarks is 9.22 and 9.52 years, respectively.

Amortization expense was $256 and $467 for the three months ended June 30, 2012 and 2011, respectively. Amortization expense was $512 and $838 for the six months ended June 30, 2012 and 2011, respectively.

Estimated amortization expense for intangible assets subsequent to June 30, 2012 is as follows:

Years ending December 31,
Remainder of 2012	$512
2013	1,024
2014	994
2015	994
2016	994
Thereafter	3,785

$8,303

11. Accrued Liabilities

The Company’s accrued liabilities consisted of the following:

	June 30, 2012	December 31, 2011
Accrued compensation and benefits	$2,239	$2,868
Warranty	3,179	2,631
Corporate income tax payable	666	771
Contingent earn-out amount	256	—
AIS deployment and license agreement	411	—
Accrued satellite network and other equipment	—	4,296
Accrued interest	—	918
Other accrued expenses	2,345	2,643

	$9,096	$14,127

For the six months ended June 30, 2012 and 2011, changes in accrued warranty obligations consisted of the following:

	2012	2011
Balance at January 1,	$2,631	$—
Warranty liabilities from acquisitions	806	1,050
Amortization of fair value adjustment of the StarTrak warranty liabilities	(148)	—
Warranty expense	197	40
Warranty charges	(307)	(24)

Balance at June 30,	$3,179	$1,066

For the six months ended June 30, 2012, the warranty liabilities from acquisitions consists of $283 from LMS and $523 from StarTrak relating to finalizing the purchase price allocation (See Note 3).

12. Deferred Revenues

Deferred revenues consisted of the following:

	June 30, 2012	December 31, 2011
Service activation fees	$2,575	$2,252
Prepaid services	1,288	1,045
Warranty revenues	439	358
Manufacturing license fees	7	14

	4,309	3,669
Less current portion	(2,437)	(2,099)

Long-term portion	$1,872	$1,570

13. Note Payable-Related Party

In connection with the acquisition of a majority interest in Satcom in 2005, the Company recorded an indebtedness to OHB Technology A.G. (formerly known as OHB Teledata A.G.), a stockholder of the Company. At June 30, 2012, the principal balance of the note payable was €1,138 and it had a carrying value of $1,434. At December 31, 2011, the principal balance of the note payable was €1,138 and it had a carrying value of $1,480. The carrying value was based on the note’s estimated fair value at the time of acquisition. The difference between the carrying value and principal balance was being amortized to interest expense over the estimated life of the note of six years which ended in September 30, 2011. The amortization to interest expense related to the note for the three months and six months ended June 30, 2011 was $33 and $66, respectively. This note does not bear interest and has no fixed repayment term. Repayment will be made from the distribution profits (as defined in the note agreement) of ORBCOMM Europe LLC. The note has been classified as long-term and the Company does not expect any repayments to be required prior to June 30, 2013.

14. Note Payable

On May 16, 2011, the Company issued a $3,900 6% secured promissory note to an existing lender and stockholder of Alanco. The note bears interest at 6.00% per annum. The note is secured by substantially all of the assets of StarTrak and guaranteed by ORBCOMM Inc. As of June 30, 2012 and December 31, 2011, the note payable balance is presented net of the unamortized debt discount of $63 and $74, respectively. For the three months ended June 30, 2012 and 2011, the Company recognized debt discount of $6 and $3, respectively. For the six months ended June 30, 2012 and 2011, the Company recognized debt discount of $11 and $3, respectively. For the three and six months ended June 30, 2012, the debt discount is added to the capitalized cost of the next-generation satellites. The remaining principal payments are due in quarterly installments with a balloon payment due on December 31, 2015 is as follows:

Years ending December 31,
Remainder of 2012	$125
2013	300
2014	400
2015	2,750

$3,575

15. Stockholders’ Equity

Series A convertible preferred stock

During the six months ended June 30, 2012, holders of the Series A convertible preferred stock converted 15,861 shares into 26,536 shares of the Company’s common stock. During the six months ended June 30, 2012, the Company issued dividends in the amount of 3,608 shares to the holders of the Series A convertible preferred stock. As of June 30, 2012, dividends in arrears were $17.

Common Stock

As of June 30 2012, the Company has reserved 9,083,697 shares of common stock for future issuances related to employee stock compensation plans.

16. Geographic Information

The Company operates in one reportable segment, M2M data communications. Other than satellites in orbit, long-lived assets outside of the United States are not significant. The following table summarizes revenues on a percentage basis by geographic regions, based on the country in which the customer is located.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
United States	81%	85%	80%	84%
Japan	16%	14%	17%	15%
Other	3%	1%	3%	1%

	100%	100%	100%	100%

17. Income taxes

For the three months ended June 30, 2012, the Company’s income tax provision was $402, resulting from a foreign income tax expense of $338 from income generated by ORBCOMM Japan operating in Japan and $64 of goodwill generated from the acquisitions of StarTrak and LMS. For the three months ended June 30, 2011, the Company’s income tax provision was $195, resulting from a foreign income tax expense of $159 from income generated by ORBCOMM Japan and $36 of goodwill generated from the acquisition of StarTrak.

For the six months ended June 30, 2012, the Company’s income tax provision was $796, resulting from a foreign income tax expense of $666 from income generated by ORBCOMM Japan and $130 of goodwill generated from the acquisitions of StarTrak and LMS. For the six months ended June 30, 2011, the Company’s income tax provision was $306, resulting from a foreign income tax expense of $270 from income generated by ORBCOMM Japan and $36 of goodwill generated from the acquisition of StarTrak.

As of June 30, 2012 and June 30, 2011, the Company maintained a valuation allowance against all of its net deferred tax assets, excluding goodwill, attributable to operations in the United States and all other foreign jurisdictions, except for Japan, as the realization of such assets was not considered more likely than not.

As of June 30, 2012, the Company had unrecognized tax benefits of $775. There were no changes to the Company’s unrecognized tax benefits during the six months ended June 30, 2012. The Company is subject to U.S. federal and state examinations by tax authorities from 2008. The Company does not expect any significant changes to its unrecognized tax positions during the next twelve months.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were recognized during the three and six months ended June 30, 2012.

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

On August 23, 2011, the Company and SNC entered into a definitive First Amendment to the procurement agreement (the “Amendment”). The Amendment amends certain terms of the procurement agreement dated May 5, 2008 and supplements or amends five separate task order agreements, dated as of May 20, 2010 (Task Order #1), August 31, 2010 (Task Orders #2 and #3), and December 15, 2010 (Task Orders #4 and #5) (collectively with Task Order #6, the “Task Orders”). On July 3, 2012, the Company and SNC entered into an additional task order agreement (“Task Order #06”) for SNC to perform final design work to enable additional payload components in satellites 3-18 to be re-programmable while in-orbit. The total price for the work under Task Order #6 is cost plus fixed fee of up to $521.

The Amendment modifies the milestone payment schedule under the procurement agreement dated May 5, 2008 but does not change the total contract price (excluding optional satellites and costs under the Task Orders) of $117,000. Payments under the Amendment extend into the second quarter of 2014, subject to SNC’s successful completion of each payment milestone.

Under the Amendment, SNC has reaffirmed their agreement to provide the Company with optional secured financing for up to $20,000, commencing July 1, 2012 through April 30, 2014, if the Company elects to establish and use the financing, pursuant to terms set forth in the Credit Agreement defined below.

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

As of June 30, 2012, the Company has made milestone payments of $47,385 under the agreement. The Company anticipates making payments under the agreement of approximately $11,000 during the remainder of 2012.

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

As of June 30, 2012, the Company has made milestone payments of $10,080 under the Agreement. The Company anticipates making payments of approximately $7,000 during the remainder of 2012.

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

One AIS microsatellite was launched in October 2011 and the second was launched in January 2012.

The AIS Satellite Agreement provided for milestone payments totaling $2,000 (inclusive of in-orbit testing) subject to certain adjustments. Payments under the AIS Satellite Agreement began upon the execution of the agreement and successful completion of each milestone through to the launch of the two AIS microsatellites. In addition, to the extent that both AIS microsatellites continue to successfully operate after launch, the Company will pay OHB lease payments of up to $546, subject to certain adjustments, over thirty-six months. In addition, OHB was also entitled to credits of up to $500 to be used solely for the microsatellites AIS data license fees payable to the Company under a separate AIS data resale agreement. The Company and OHB entered into a Memorandum of Agreement effective January 1, 2012 to amend the AIS Satellite Agreement to (i) increase the milestone payments to $2,100 in the aggregate, (ii) eliminate the $500 in credit described above and (iii) increase the lease payments described above to up to $946, over thirty-six months. As of June 30, 2012, the Company recorded a capital lease obligation in its condensed consolidated balance sheet for $675, of which $411 is recorded in accrued liabilities and $264 is recorded in other liabilities.

As of June 30, 2012, the Company has made milestone payments of $2,050 under the AIS Satellite Agreement, as amended.

Airtime credits

In 2001, in connection with the organization of ORBCOMM Europe LLC and the reorganization of the ORBCOMM business in Europe, the Company agreed to grant certain country representatives in Europe approximately $3,736 in airtime credits. The Company has not recorded the airtime credits as a liability for the following reasons: (i) the Company has no obligation to pay the unused airtime credits if they are not utilized; and (ii) the airtime credits are earned by the country representatives only when the Company generates revenue from the country representatives. The airtime credits have no expiration date. Accordingly, the Company is recording airtime credits as services are rendered and these airtime credits are recorded net of revenues from the country representatives. For the three months ended June 30, 2012 and 2011, airtime credits used totaled approximately $8. For the six months ended June 30, 2012 and 2011, airtime credits used totaled approximately $16. As of June 30, 2012 and December 31, 2011, unused credits granted by the Company were approximately $2,144 and $2,160, respectively.

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

Acquisition of LMS

Effective on the close of business on January 12, 2012, we completed the acquisition of the assets of LMS, including but not limited to, accounts receivable, inventory, equipment, intellectual property, all of LMS’s rights to customer contracts, supplier lists and certain liabilities pursuant to an Asset Purchase Agreement dated as of December 23, 2011. The consideration paid to PAR on closing to acquire LMS totaled $6.1 million consisting of: (i) $4.0 million in cash, subject to a final working capital adjustment specified in the Asset Purchase Agreement and (ii) the issuance of 645,162 shares of our common stock, of which 387,097 shares of common stock were placed into an escrow account for up to fifteen months from closing to fund any indemnification obligations to us including for breaches of representations and warranties made by PAR.

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

The following table reconciles our net income (loss) to EBITDA for the periods shown:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net income (loss)	$1,882	$(541)	$4,291	$(1,272)
Income tax expense	402	195	796	306
Interest income	(23)	(44)	(50)	(98)
Interest expense	8	78	32	126
Depreciation and amortization	1,181	1,393	2,190	2,550

	$3,450	$1,081	$7,259	$1,612

Three months: EBITDA during the three months ended June 30, 2012 improved by $2.4 million over 2011. The improvement was primarily due to increases in service revenues of $3.4 million and product revenues of $2.1 million. The increase in service revenues was primarily due to an increase in core services of satellite and terrestrial revenues of $2.8 including $1.9 million from acquisitions and an increase in AIS revenue of $0.5 million. Product revenues increases included $1.0 million at our Japan subsidiary and $1.1 million from acquisitions. The increase in total revenues was offset by an increase in expenses, excluding depreciation and amortization, of $3.2 million from acquisitions.

Six months: EBITDA during the six months ended June 30, 2012 improved by $5.6 million over 2011. The improvement was primarily due to increases in service revenues of $7.6 million and product revenues of $5.9 million and a $1.2 million gain on extinguishment of debt and accounts payable. The increase in service revenues was primarily due to an increase in core services of satellite and terrestrial revenues of $6.5 including $4.5 million from acquisitions and an increase in AIS revenue of $0.8 million. Product revenues increases included $2.2 million at our Japan subsidiary and $3.7 million from acquisitions. The increase in total revenues was offset by an increase in expenses, excluding depreciation and amortization, of $9.0 million from acquisitions.

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

The table below presents our revenues for the three and six months ended June 30, 2012 and 2011, together with the percentage of total revenue represented by each revenue category in (in thousands):

	Three months ended June 30,				Six months ended June 30,
	2012		2011		2012		2011
		% of Total		% of Total		% of Total		% of Total
Service revenues	$12,418	76.1%	$8,980	83.1%	$23,949	74.4%	$16,377	87.6%
Product sales	3,901	23.9%	1,829	16.9%	8,249	25.6%	2,315	12.4%

	$16,319	100.0%	$10,809	100.0%	$32,198	100.0%	$18,692	100.0%

Three months: Total revenues for the three months ended June 30, 2012 and 2011 were $16.3 million and $10.8 million, respectively, an increase of 51.0%.

Six months: Total revenues for the six months ended June 30, 2012 and 2011 were $32.2 million and $18.7 million, respectively, an increase of 72.3%.

Service revenues

Three months: Service revenues increased $3.4 million for the three months ended June 30, 2012, or 38.3%, to $12.4 million from $9.0 million for the three months ended June 30, 2011. The increase in service revenues in 2012 over 2011 were primarily due an increase in satellite and terrestrial revenues of $2.8 million primarily from an increase in messaging service due to increases in billable subscriber communicators and usage by some customers, $1.9 million from acquisitions and an increase in AIS revenue of $0.5 million.

Six months: Service revenues increased $7.6 million for the six months ended June 30, 2012, or 46.2%, to $24.0 million from $16.4 million for the six months ended June 30, 2011. The increase in service revenues in 2012 over 2011 were primarily due an increase in satellite and terrestrial revenues of $6.5 million primarily from an increase in messaging service due to increases in billable subscriber communicators and usage by some customers, $4.5 million from acquisitions and an increase in AIS revenue of $0.8 million.

As of June 30, 2012, we had approximately 715,000 billable subscriber communicators compared to approximately 606,000 billable subscriber communicators as of June 30, 2011, an increase of 18.1%.

Service revenue growth can be impacted by the customary lag between subscriber communicator activations and recognition of service revenue from these units.

Product sales

Three months: Revenues from product sales increased $2.1 million for the three months ended June 30, 2012, or 113.2%, to $3.9 million from $1.8 million for the three months ended June 30, 2011. The increase was primarily due to $1.1 million from acquisitions and $1.0 million sales to the heavy equipment sector by our Japanese subsidiary.

Six months: Revenues from product sales increased $5.9 million for the six months ended June 30, 2012, or 256.3%, to $8.2 million from $2.3 million for the six months ended June 30, 2011. The increase was primarily due to $3.7 million from acquisitions and $2.2 million sales to the heavy equipment sector by our Japanese subsidiary.

Costs of services

Costs of services is comprised of expenses to provide services, such as payroll and related costs, including stock-based compensation, materials and supplies, depreciation and amortization of assets and usage fees to cellular wireless providers for the data transmitted by the resellers on our network and other third-party networks.

Three months: Costs of services increased by $1.2 million, or 31.1%, to $5.0 million for the three months ended June 30, 2012 from $3.8 million for the three months ended June 30, 2011. The increase was primarily due from acquisitions. As a percentage of service revenues, cost of services were 39.9% for the three months ended June 30, 2012 compared to 42.0% for the three months ended June 30, 2011. The decrease in cost of services as a percentage of service revenues was primarily due to an increase in service revenues.

Six months: Costs of services increased by $2.4 million, or 33.4%, to $9.6 million for the six months ended June 30, 2012 from $7.2 million for the six months ended June 30, 2011. The increase was primarily due from acquisitions. As a percentage of service revenues, cost of services were 40.3% for the six months ended June 30, 2012 compared to 44.2% for the six months ended June 30, 2011. The decrease in cost of services as a percentage of service revenues was primarily due to an increase in service revenues.

Costs of product sales

Costs of products includes the purchase price of subscriber communicators and SIMS sold, costs of warranty obligations, shipping charges, depreciation and amortization as well as operational costs to fulfill customer orders, including costs for employees.

Three months: Costs of product sales increased by $1.2 million, or 88.0% to $2.6 million for the three months ended June 30, 2012 from $1.4 million for the three months ended June 30, 2011. The increase was primarily due from StarTrak and LMS. We had a gross profit from product sales (revenues from product sales minus costs of product sales) of $1.3 million for the three months ended June 30, 2012 compared to a gross profit from product sales of $0.5 million for the three months ended June 30, 2011. The increase in gross profit from product sales was primarily due to $0.3 million from acquisitions and $0.5 million primarily due to an increase in product sales to the heavy equipment sector by our Japanese subsidiary.

Six months: Costs of product sales increased by $4.0 million, or 241.9% to $5.7 million for the six months ended June 30, 2012 from $1.7 million for the six months ended June 30, 2011. The increase was primarily due from StarTrak and LMS. We had a gross profit from product sales (revenues from product sales minus costs of product sales) of $2.6 million for the six months ended June 30, 2012 compared to a gross profit from product sales of $0.7 million for the six months ended June 30, 2011. The increase in gross profit from product sales was primarily due to $0.8 million from acquisitions and $1.1 million primarily due to an increase in product sales to the heavy equipment sector by our Japanese subsidiary.

Selling, general and administrative expenses

Selling, general and administrative expenses relate primarily to expenses for general management, sales and marketing, and finance, professional fees and general operating expenses.

Three months: Selling, general and administrative expenses increased by $1.0 million, or 20.4%, to $5.6 million for the three months ended June 30, 2012 from $4.6 million for the three months ended June 30, 2011. The increase was primarily due from acquisitions.

Six months: Selling, general and administrative expenses increased by $1.8 million, or 20.6%, to $10.9 million for the six months ended June 30, 2012 from $9.1 million for the three months ended June 30, 2011. The increase was primarily due from acquisitions.

Product development expenses

Product development expenses consist primarily of the expenses associated with our engineering team, along with the cost of third parties that are contracted to support our current applications.

Product development expenses for the three months ended June 30, 2012 and June 30, 2011 were $0.6 million and $0.3 million, respectively.

Product development expenses for the six months ended June 30, 2012 and June 30, 2011 were $1.2 million and $0.5 million, respectively.

The increase in product development expenses for the three and six months ended June 30, 2012 over the corresponding periods was primarily due to the acquisitions.

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

Three months: For the three months ended June 30, 2012 other income was less than $0.1 million compared to other expense of $0.3 million for the three months ended June 30, 2011. The increase is primarily due to a loss in 2011 of $0.3 million on the disposition of our investment in Alanco, incurred in connection with the acquisition of StarTrak, for the difference between the fair value and the carrying value.

Six months: For the six months ended June 30, 2012 other income was $1.1 million compared to other expense of $0.2 million for the six months ended June 30, 2011. The increase is primarily due to a $1.1 million gain on extinguishment of debt in connection with Satcom’s note holders.

Income (loss) before income taxes

Three months: We have income before income taxes of $2.4 million for the three months ended June 30, 2012, compared to a loss before income taxes of $0.4 million for the three months ended June 30, 2011.

Six months: We have income before income taxes of $5.2 million for the six months ended June 30, 2012, compared to a loss before income taxes of $1.0 million for the six months ended June 30, 2011.

Provision for Income taxes

For the three months ended June 30, 2012, we recorded income taxes of $0.4 million, which was primarily due to a foreign income tax of $0.3 million from income generated by our subsidiary ORBCOMM Japan operating in Japan and $0.1 million from the amortization of tax goodwill generated from our acquisitions.

For the three months ended June 30, 2011, we recorded income taxes of $0.2 million consisting of a foreign income tax generated by ORBCOMM Japan and amortization of tax goodwill generated from the acquisition of StarTrak.

For the six months ended June 30, 2012, we recorded income taxes of $0.8 million, which was primarily due to a foreign income tax of $0.7 million from income generated by our subsidiary ORBCOMM Japan and $0.1 million from the amortization of tax goodwill generated from our acquisitions.

For the six months ended June 30, 2011, we recorded income taxes of $0.3 million consisting of a foreign income tax generated by ORBCOMM Japan and amortization of tax goodwill generated from the acquisition of StarTrak.

As of June 30, 2012 and June 30, 2011, we maintained a valuation allowance against all of our net deferred tax assets, excluding goodwill, attributable to operations in the United States and all other foreign jurisdictions, except for Japan, as the realization of such assets was not considered more likely than not.

Net income (loss)

Three months: We have net income of $2.0 million for the three months ended June 30, 2012 compared to a net loss of $0.6 million for the three months ended June 30, 2011.

Six months: We have net income of $4.5 million for the six months ended June 30, 2012 compared to a net loss of $1.3 million for the six months ended June 30, 2011.

Noncontrolling interests

Noncontrolling interests relate to earnings and losses attributable to noncontrolling shareholders.

Net income (loss) attributable to ORBCOMM Inc.

Three months: We have net income attributable to our company of $1.9 million for the three months ended June 30, 2012 compared to a net loss of $0.5 million for the three months ended June 30, 2011.

Six months: We have net income attributable to our company of $4.3 million for the six months ended June 30, 2012 compared to a net loss of $1.3 million for the six months ended June 30, 2011.

Liquidity and Capital Resources

Overview

Our liquidity requirements arise from our working capital needs and to fund capital expenditures to support our current operations, and facilitate growth and expansion. We have financed our operations and expansion mostly from sales of our common stock through public offerings and private placements of debt, convertible redeemable preferred stock, common stock and most recently net income. At June 30, 2012, we have an accumulated deficit of $72.4 million. Our primary source of liquidity consisted of cash, cash equivalents, restricted cash and marketable securities totaling $75.4 million, which we believe will be sufficient to provide working capital and capital expenditures for the next twelve months.

Operating activities

Cash provided by our operating activities for the six months ended June 30, 2012 was $5.1 million resulting from net income of $4.5 million, supplemented by non-cash items including $2.2 million for depreciation and amortization and $0.8 million for stock-based compensation, offset by a $1.2 million gain on extinguishment of debt and accounts payable. Working capital activities primarily consisted of a net use of cash of $2.0 million for an increase in accounts receivable primarily due to the increase in revenues.

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

Investing activities

Cash used in our investing activities for the six months ended June 30, 2012 was $9.4 million, resulting from $4.0 million in consideration paid to acquire LMS, capital expenditures of $8.6 million and purchases of marketable securities of $34.6 million, offset by proceeds received from the maturities of marketable securities totaling $36.8 million and a refund of $1.0 million in restricted cash.

Cash provided by our investing activities for the six months ended June 30, 2011 was $7.4 million, resulting from proceeds received from the maturities of marketable securities totaling $59.8 million, offset primarily by $1.9 million in consideration paid to acquire StarTrak, capital expenditures of $3.8 million and purchases of marketable securities of $47.5 million.

Financing activities

Cash used in our financing activities for the six months ended June 30, 2012 was $0.8 million, resulting from ORBCOMM’S purchase of noncontrolling ownership interests in Satcom of $0.2 million, Satcom’s repayment of $0.3 million in notes payable and $0.3 million in principal payments of capital leases and a note payable.

Cash used in our financing activities for the six months ended June 30, 2011 was $0.2 million, resulting primarily from the principal payment on the 6% secured promissory note payable.

Future Liquidity and Capital Resource Requirements

We expect cash flows from operating activities, along with our existing cash, cash equivalents, restricted cash and marketable securities will be sufficient to provide working capital to fund long-term debt payments and capital expenditures, which primarily includes milestone payments under the procurement agreements for the next-generation satellites for the next twelve months. For the remainder of 2012, we expect to incur approximately $18 million of capital expenditures primarily for our next-generation satellites.

Contractual Obligations

There have been no material changes in our contractual obligations as of June 30, 2012, as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Recent accounting pronouncements

Item 3. Quantitative and Qualitative Disclosures about Market Risks

There has been no material changes in our assessment of our sensitivity to market risk as of June 30, 2012, as previously disclosed in Part II, Item 7A “Quantitative and Qualitative Disclosures about Market Risks” in our Annual Report on Form 10-K for the year ended December 31, 2011.

Concentration of credit risk

The following table presents customers with revenues greater than 10% of our consolidated total revenues for the periods shown:

	Three Months ended		Six Months ended
	June 30,		June 30,
	2012	2011	2012	2011
Caterpillar Inc.	19.0%	22.9%	18.8%	23.6%
Komatsu Ltd.	12.1%	15.5%	11.8%	16.8%
Hitachi Construction Machinery Co., Ltd.	10.3%	*	10.6%	10.1%

*	Balance is less than 10% of consolidated revenues

Item 4. Disclosure Controls and Procedures

Evaluation of the Company’s disclosure controls and procedures.

The Company’s management evaluated, with the participation of the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2012. Based on their evaluation, the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2012.

Changes in Internal Control over Financial Reporting.

We reviewed our internal control over financial reporting at June 30, 2012. As a result of the acquisitions, we have begun to integrate certain business processes and systems of StarTrak and LMS. Accordingly, certain changes have been made and will continue to be made to our internal controls over financial reporting until such time as this integration is complete. In reliance on interpretive guidance issued by the SEC staff, management has chosen to exclude disclosure of changes in internal control over financial reporting related to LMS.

There have been no other changes in our internal control over financial reporting identified in an evaluation thereof that occurred during the second quarter of 2012 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Except as discussed under “Overview” in Part 1, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” there have been no material changes in the risk factors as of June 30, 2012, as previously disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2012, holders of the Series A convertible preferred stock converted 15,861 shares into 26,536 shares of our common stock.

During the six months ended June 30, 2012, we issued 263,133 shares of common stock in connection with our purchase of the remaining 48% noncontrolling ownership interests in Satcom.

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

ORBCOMM Inc. (Registrant)

Date: August 9, 2012	/s/ Marc J. Eisenberg
Marc J. Eisenberg,
President and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2012	/s/ Robert G. Costantini
Robert G. Costantini,
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Description

31.1		Certification of Chief Executive Officer and President required by Rule 13a-14(a).

31.2		Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a).

32.1		Certification of Chief Executive Officer and President required by Rule 13a-14(b) and 18 U.S.C. Section 1350.

32.2		Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(b) and 18 U.S.C. Section 1350.

101. INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema Document

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

*	This exhibit with this Quarterly Report on Form 10-Q, is deemed filed with the Securities and Exchange Commission, and is not incorporated by reference into any filing of ORBCOMM Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing.