Form 10-Q
period 2012-09-30
ORBCOMM Inc.
filed 2012-11-08
CIK 1361983

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares outstanding of the registrant’s common stock as of November 1, 2012 is 46,781,008

ORBCOMM Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

(Unaudited)

	September 30,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$26,084	$35,061
Restricted cash	—	1,000
Marketable securities	47,508	45,973
Accounts receivable, net of allowances for doubtful accounts of $301 and $299	11,427	7,946
Inventories	3,523	2,815
Prepaid expenses and other current assets	1,380	1,660
Deferred tax assets	852	912

Total current assets	90,774	95,367

Satellite network and other equipment, net	96,829	79,771
Goodwill	14,553	11,131
Intangible assets, net	8,047	7,125
Restricted cash	2,195	2,220
Deferred tax assets	135	136
Other assets	1,611	1,419

Total assets	$214,144	$197,169

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$13,505	$2,641
Accrued liabilities	9,064	14,127
Current portion of note payable	288	250
Current portion of deferred revenue	2,457	2,099

Total current liabilities	25,314	19,117
Note payable—related party	1,468	1,480
Note payable, net of current portion	3,167	3,376
Deferred revenue, net of current portion	1,937	1,570
Deferred tax liabilities	1,019	823
Other liabilities	934	226

Total liabilities	33,839	26,592

Commitments and contingencies

Equity:
ORBCOMM Inc. stockholders’ equity
Preferred Stock Series A, par value $0.001; 1,000,000 shares authorized; 159,768 and 186,265 shares issued and outstanding	1,596	1,861
Common stock, par value $0.001; 250,000,000 shares authorized; 46,781,008 and 45,668,527 shares issued	47	46
Additional paid-in capital	247,866	244,543
Accumulated other comprehensive income	1,273	1,352
Accumulated deficit	(70,067)	(76,629)
Less treasury stock, at cost, 29,990 shares at September 30, 2012 and 0 shares at December 31, 2011	(96)	—

Total ORBCOMM Inc. stockholders’ equity	180,619	171,173
Noncontrolling interests	(314)	(596)

Total equity	180,305	170,577

Total liabilities and equity	$214,144	$197,169

See notes to condensed consolidated financial statements.

ORBCOMM Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues:
Service revenues	$12,708	$10,315	$36,657	$26,692
Product sales	3,386	3,625	11,635	5,940

Total revenues	16,094	13,940	48,292	32,632

Costs and expenses (1):
Costs of services	5,108	4,483	14,764	11,721
Costs of product sales	2,335	2,659	8,006	4,315
Selling, general and administrative	5,390	5,146	16,330	14,216
Product development	630	361	1,811	816
Acquisition-related costs	67	391	700	1,426

Total costs and expenses	13,530	13,040	41,611	32,494

Income from operations	2,564	900	6,681	138

Other income (expense):
Interest income	24	31	74	129
Other income (expense)	16	(14)	68	(220)
Gain on extinguishment of debt, net of expenses	—	—	1,062	—
Interest expense	(13)	(110)	(45)	(236)

Total other income (expense)	27	(93)	1,159	(327)

Income (loss) before income taxes	2,591	807	7,840	(189)
Income taxes	284	272	1,080	578

Net income (loss)	2,307	535	6,760	(767)

Less: Net income (loss) attributable to the noncontrolling interests	(17)	(20)	145	(50)

Net income (loss) attributable to ORBCOMM Inc.	$2,324	$555	$6,615	$(717)

Net income (loss) attributable to ORBCOMM Inc. common stockholders	$2,307	$546	$6,562	$(726)

Per share information-basic:
Net income (loss) attributable to ORBCOMM Inc.	$0.05	$0.01	$0.14	$(0.02)

Per share information-diluted:
Net income (loss) attributable to ORBCOMM Inc.	$0.05	$0.01	$0.14	$(0.02)

Weighted average common shares outstanding:
Basic	46,729	45,665	46,596	44,211

Diluted	47,559	45,788	47,432	44,211

(1) Stock-based compensation included in costs and expenses:
Costs of services	$71	$34	$185	$94
Costs of product sales	5	2	14	2
Selling, general and administrative	290	362	913	951
Product development	41	8	105	18

	$407	$406	$1,217	$1,065

See notes to condensed consolidated financial statements.

ORBCOMM Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income (loss)	$2,307	$535	$6,760	$(767)

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	52	378	(138)	266

Other comprehensive income (loss)	52	378	(138)	266

Comprehensive income (loss)	2,359	913	6,622	(501)

Less comprehensive (income) loss attributable to noncontrolling interests	115	(119)	(102)	103

Comprehensive income (loss) attributable to ORBCOMM Inc.	$2,474	$794	$6,520	$(398)

See notes to condensed consolidated financial statements.

ORBCOMM Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine months ended
	September 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$6,760	$(767)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Change in allowance for doubtful accounts	(19)	(291)
Change in the fair value of acquisition-related contingent consideration	(130)	—
Amortization of the fair value adjustment related to StarTrak warranty liabilities	(166)	—
Depreciation and amortization	3,480	3,953
Stock-based compensation	1,217	1,065
Foreign exchange (gains) losses	(66)	17
Amortization of premium on marketable securities	606	1,041
(Increase) decrease in fair value of indemnification assets	(84)	47
Deferred income taxes	255	121
Gain on extinguishment of debt and accounts payable	(1,214)	—
Amortization of transition shared services	114	—
Amortization of debt discount for the 6% secured promissory note issued in connection with the acquisition of StarTrak	—	9
Loss on disposition of other investment in Alanco	—	305
Accretion on note payable-related party	—	98
Dividend received in common stock from other investment	—	(84)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(2,258)	(1,756)
Inventories	562	359
Prepaid expenses and other assets	278	(51)
Accounts payable and accrued liabilities	(924)	266
Deferred revenue	638	(269)
Other liabilities	(161)	(88)

Net cash provided by operating activities	8,888	3,975

Cash flows from investing activities:
Capital expenditures	(11,658)	(5,937)
Purchases of marketable securities	(52,493)	(47,497)
Proceeds from maturities of marketable securities	50,352	81,146
Acquisition of net assets of StarTrak, net of cash acquired of $322	—	(1,876)
Change in restricted cash	1,025	810
Acquisition of net assets of LMS	(4,000)	—

Net cash (used in) provided by investing activities	(16,774)	26,646

Cash flows from financing activities
Purchase of noncontrolling ownership interests in Satcom
International Group plc	(199)	—
Repayment of Satcom notes payable	(253)	—
Principal payments of note payable	(187)	(200)
Principal payments of capital leases	(367)	—
Payment upon exercise of SARs	—	(24)

Net cash used in financing activities	(1,006)	(224)

Effect of exchange rate changes on cash and cash equivalents	(85)	302

Net increase (decrease) in cash and cash equivalents	(8,977)	30,699
Cash and cash equivalents:
Beginning of period	35,061	17,026

End of period	$26,084	$47,725

Supplemental disclosures of cash flow information:
Cash paid for
Interest	$185	$83

Income taxes	$1,121	$25

Supplemental schedule of noncash investing and financing activities
Noncash investing and financing activities:
Capital expenditures incurred not yet paid	$11,604	$701

Stock-based compensation included in capital expenditures	$61	$44

Series A convertible preferred stock dividend paid in-kind	$53	$9

Issuance of common stock in connection with the acquisition of LMS	$2,123	$—

Issuance of common stock in connection with the purchase of Satcom’s shares from noncontrolling ownership interests	$1,000	$—

AIS satellites accounted for as a capital lease	$903	$—

Acquisition-related contingent consideration	$740	$—

Common stock redeemed in treasury stock from closing of escrow agreement	$96	$—

Adjustment to StarTrak warranty liabilities from finalizing the purchase price allocation	$523	$—

6% secured promissory note issued in connection with the acquisition of StarTrak	$—	$3,812

Series A convertible preferred stock issued in connection with the acquisition of StarTrak	$—	$1,834

Common stock issued in connection with the acquisition of StarTrak	$—	$8,349

Cost method investment in Alanco delivered back to Alanco in connection with the acquisition of StarTrak	$—	$2,050

Gateway and components recorded in inventory in prior years which were used for construction under satellite network and other equipment	$31	$84

Common stock issued as a form of payment for bonus	$—	$125

See notes to condensed consolidated financial statements.

ORBCOMM Inc.

Condensed Consolidated Statements of Changes in Equity

Nine months ended September 30, 2012 and 2011

(in thousands, except share data)

(Unaudited)

						Accumulated
	Series A convertible				Additional	other
	Preferred stock		Common stock		paid-in	comprehensive	Accumulated	Treasury stock		Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	income	deficit	Shares	Amount	interests	equity
Balances, January 1, 2012	186,265	$1,861	45,668,527	$46	$244,543	$1,352	$(76,629)	—	—	$(596)	$170,577
Vesting of restricted stock units	—	—	143,334	—	—	—	—			—	—
Stock-based compensation	—	—	—	—	1,278	—	—	—	—	—	1,278
Conversion of Series A convertible preferred stock to common stock	(31,837)	(318)	53,152	—	318	—	—	—	—	—	—
Issuance of common stock in connection with the acquisition of LMS	—	—	645,162	1	2,122	—	—	—	—	—	2,123
Issuance of common stock in connection with the purchase of noncontrolling ownership interests in Satcom	—	—	263,133	—	(395)	16	—	—	—	180	(199)
Common stock redeemed through treasury from closing of escrow agreement	—	—	—	—	—	—	—	(29,990)	(96)	—	(96)
Exercise of SARs	—	—	7,700
Series A convertible preferred stock dividend	5,340	53	—	—	—	—	(53)	—	—	—	—
Net income	—	—	—	—	—	—	6,615	—	—	145	6,760
Foreign currency translation adjustments	—	—	—	—	—	(95)	—	—	—	(43)	(138)

Balances, September 30, 2012	159,768	$1,596	46,781,008	$47	$247,866	$1,273	$(70,067)	(29,990)	$(96)	$(314)	$180,305

Balances, January 1, 2011	—	$—	42,616,950	$43	$234,125	$1,126	$(76,584)	—	—	$(591)	$158,119
Vesting of restricted stock units	—	—	148,290	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,109	—	—	—	—	—	1,109
Common stock issued for payment of bonus	—	—	34,115	—	125	—	—	—	—	—	125
Issuance of Series A convertible preferred stock in connection with the acquisition of StarTrak	183,550	1,834	—	—	—	—	—	—	—	—	1,834
Issuance of common stock in connection with the acquisition of StarTrak	—	—	2,869,172	3	8,346	—	—	—	—	—	8,349
Series A convertible preferred stock dividend	905	9	—	—	—	—	(9)	—	—	—	—
Payment upon exercise of SARs	—	—	—	—	(24)	—	—	—	—	—	(24)
Net loss	—	—	—	—	—	—	(717)	—	—	(50)	(767)
Foreign currency translation adjustments	—	—	—	—	—	319	—	—	—	(53)	266

Balances, September 30, 2011	184,455	$1,843	45,668,527	$46	$243,681	$1,445	$(77,310)	—	$—	$(694)	$169,011

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

In the opinion of management, the financial statements as of September 30, 2012 and for the three and nine-month periods ended September 30, 2012 and 2011 include all adjustments (including normal recurring accruals) necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

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

Although the Company owns interests in companies that it accounts for pursuant to the equity method, the investments in those entities had no carrying value as of September 30, 2012 and December 31, 2011. The Company has no guarantees or other funding obligations to those entities. The Company had no equity or losses of those investees for the three and nine-months ended September 30, 2012 and 2011.

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

As of September 30, 2012, the Company has an accumulated deficit of $70,067. The Company’s primary source of liquidity consisted of cash, cash equivalents, restricted cash and marketable securities totaling $75,787, which the Company believes will be sufficient to provide working capital and capital expenditures for the next twelve months.

Acquisition costs

Acquisition-related costs directly relate to the acquisitions of StarTrak Systems, LLC (“StarTrak”) on May 16, 2011 and PAR Logistics Management Systems Corporation (“LMS”), a wholly-owned subsidiary of PAR Technology Corporation (“PAR”) on January 12, 2012. These costs include professional services expenses. For the three months ended September 30, 2012 and 2011 acquisition-related costs were $67 and $391, respectively. For the nine months ended September 30, 2012 and 2011 acquisition-related costs were $700 and $1,426, respectively.

Fair Value of Financial instruments

Other than the contingent earn-out consideration in connection with the acquisition of LMS (see note 3), the Company has no financial assets or liabilities that are measured at fair value on a recurring basis. However, if certain triggering events occur the Company is required to evaluate the non-financial assets for impairment and any resulting asset impairment would require that a non-financial asset be recorded at the fair value. FASB Topic ASC 820 “ Fair Value Measurement Disclosure,” prioritizes inputs used in measuring fair value into a hierarchy of three levels: Level 1- unadjusted quoted prices for identical assets or liabilities traded in active markets, Level 2- inputs other than quoted prices included within Level 1 that are either directly or indirectly observable; and Level 3- unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions that market participants would use in pricing.

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

The following table presents customers with revenues greater than 10% of the Company’s consolidated total revenues for the periods shown:

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2012	2011	2012	2011
Caterpillar Inc.	17.9%	19.8%	18.5%	21.9%
Komatsu Ltd.	12.3%	14.6%	12.0%	15.9%
Hitachi Construction Machinery Co., Ltd.	*	*	10.0%	*

The following table presents customers with accounts receivable greater than 10% of the Company’s consolidated accounts receivable for the periods shown:

	September 30, 2012	December 31, 2011
Caterpillar Inc.	25.9%	37.4%
Asset Intelligence	*	10.1%

*	Balances are less than 10% of consolidated revenues or accounts receivable.

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

Contingent earn-out consideration

The estimated fair value of the contingent earn-out amounts was determined based on the Company’s preliminary estimates using weighted probabilities to achieve the subscriber and sales targets for calendar years 2012 through 2014. The Company estimated the fair value of the contingent earn-out amounts using a probability-weighted discounted cash flow models discounted at 19.0%. The Company has recorded a liability for the estimated fair value of the contingent earn-out consideration. The fair value measurements are based on significant inputs not observed in the market and thus represents a Level 3 measurement. Any change in the fair value of the contingent earn-out amounts subsequent to the acquisition date, including changes from events after the acquisition date, will be recognized in earnings in the period the estimated fair value changes. Achievement of the subscriber and sales targets lower than the targets will result in less than the $3,950 being paid out. Achievement below certain thresholds will reduce the liability to zero. For the three and nine months ended September 30, 2012, the fair value of the earn-out amounts decreased by $160 and $130, respectively, which was recorded as a reduction to selling general and administrative expenses. As of September 30, 2012 $41 is included in accrued liabilities and $569 is included in other liabilities in the condensed consolidated balance sheet.

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

Transition Service Asset

In connection with the Asset Purchase Agreement, the Company and PAR entered into a transition services agreement. Under the terms of the transition services agreement for a period of six months from January 13, 2012, (the “Initial Term”), PAR will provide the Company with certain infrastructure, administrative and support services to assist with supporting the business of LMS. At the end of the Initial Term, the Company has the option to extend the transition services agreement for up to two renewal periods of six months each. The transition service asset is being amortized over a six month period. In June 2012, the Company exercised its option to extend the transition services agreement for additional six months.

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

To date, PAR and the Company have agreed to release $300 from escrow to PAR and the Company has a pending claim of $280. In April 2013, any remaining shares of common stock and or cash held in escrow shall be distributed to PAR, less the aggregate amount claimed in all pending event notices. As of September 30, 2012, the Company has not recorded an indemnification asset for any indemnity obligations of PAR arising under the asset purchase agreement. The Company will continue to evaluate if there are any indemnity obligations of PAR arising under the asset purchase agreement during the remainder of the measurement period.

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

In connection with the acquisition, the Company entered into an escrow agreement with Alanco. Under the terms of the escrow agreement, 166,611 shares of common stock were issued to Alanco and placed in an escrow account to cover 50% of certain costs relating to fuel sensor warranty obligations incurred by the Company. In the event that the sum of (i) aggregate warranty expenses (other than for fuel sensors) and (ii) any fuel sensor damages directly expended or accrued on the StarTrak balance sheet from March 1, 2011 through March 1, 2012 exceeds $600, the Company shall have the right to provide written notice to the escrow agent and Alanco setting forth a description of the fuel sensor distribution event and the number of shares of the Company’s common stock to be distributed to the Company from the escrow account. The number of shares of common stock that the Company will direct the escrow agent to release to the Company from the escrow account will equal 50% of the fuel sensor damages (excluding the amount of damages that when added to the non-fuel sensor damages equals $600) incurred or suffered from June 1, 2011 through March 1, 2012, valued at $3.001 per share. The Company is in the process of finalizing the arrangement. As a result, the Company has recorded $390 relating to the escrow agreement as an indemnification asset, which is included in other assets. For the three and nine months ended September 30, 2012, the Company recorded a gain of $50 and $78, respectively, on the fair value of the common stock held in escrow, which is recorded in selling, general and administrative expenses in the condensed consolidated statements of operations.

Patent infringement liability and Escrow Agreement

In connection with the acquisition, the Company entered into an escrow agreement with Alanco. Under the terms of the escrow agreement, 249,917 shares of common stock were issued to Alanco and placed in an escrow account to cover 50% of any damages relating to the Innovative Global Systems LLC patent infringement action incurred or suffered by the Company which was settled in May 2011 for $155. As a result, the Company recorded $75 relating to this escrow agreement as an indemnification asset, which was included in prepaid expenses and other current assets. On May 3, 2012, the Company and Alanco agreed to distribute the 249,917 shares of the Company’s common stock from the escrow of which 29,990 shares of the common stock were distributed back to the Company and the remaining 219,927 shares of common stock were distributed to Alanco. The Company recorded the 29,990 shares of common stock into treasury at $3.20 per share and derecognized the balance of the indemnification asset in its condensed consolidated balance sheet. For the nine months ended September 30, 2012, the Company recorded a gain of $6 on the fair value of the common stock held in escrow, which is recorded in selling, general and administrative expenses in the condensed consolidated statements of operations.

Pro Forma Results for the Acquisitions of LMS and StarTrak

The following table presents the unaudited pro forma results (including LMS and StarTrak) for the three and nine months ended September 30, 2012 and 2011 as though the companies had been combined as of the beginning of each of the periods presented. The pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of each period presented.

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

The amount of LMS revenues and net loss included in the Company’s condensed consolidated statements of operations from the acquisition date to September 30, 2012 and StarTrak and LMS’s revenues, net income (loss) attributable to ORBCOMM Inc. and the net income (loss) attributable to common stockholders of the combined entity had the acquisition dates been January 1, 2011, are as follows:

		Net Income (loss) Attributable	Net Income (loss) Attributable
	Revenues	ORBCOMM Inc.	to Common Stockholders
Actual from January 13, 2012 to September 30, 2012 (LMS)	$4,266	$(1,178)	$(1,178)

Supplemental pro forma for the three months ended September 30, 2012 (LMS)	$16,094	$2,391	$2,374

Supplemental pro forma for the three months ended September 30, 2011 (LMS)	$15,013	$257	$239

Supplemental pro forma for the nine months ended September 30, 2012 (LMS and StarTrak)
	$48,428	$7,245	$7,192

Supplemental pro forma for the nine months ended September 30, 2011 (LMS and StarTrak)	$42,729	$(1,289)	$(1,343)

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

Concurrently, Satcom paid $253 to its note holders, which included $43 to a creditor of Satcom who is a related-party serving as the Company’s Chairman of the Board of Directors, in exchange for a waiver and release of all outstanding principal and accrued interest previously recorded in accrued liabilities totaling $1,340, which included $290 owed to the related-party. As a result, the Company recognized a gain on extinguishment of debt of $1,062, net of expenses of $24 in other income (expense) in its condensed consolidated statements of operations, for the difference between the payments made and the net carrying amounts of the outstanding principal and accrued interest for the nine months ended September 30, 2012. Further, Satcom also paid $128 to a trade creditor in exchange for a waiver and release of the outstanding trade payables totaling $256. As a result, the Company reduced selling, general and administrative expenses by $128 in its condensed consolidated statements of operations for the nine months ended September 30, 2012.

5. Stock-based Compensation

The Company’s stock-based compensation plans consist of its 2006 Long-Term Incentives Plan (the “2006 LTIP”) and its 2004 Stock Option Plan. As of September 30, 2012, there were 4,251,859 shares available for grant under the 2006 LTIP and no shares available for grant under the 2004 Stock Option Plan.

For the three months ended September 30, 2012 and 2011 the Company recorded stock-based compensation expense of $407 and $406, respectively. For the three months ended September 30, 2012 and 2011, the Company capitalized stock-based compensation of $24 and $15, respectively. For the nine months ended September 30, 2012 and 2011 the Company recorded stock-based compensation expense of $1,217 and $1,065, respectively. For the nine months ended September 30, 2012 and 2011, the Company capitalized stock-based compensation of $61 and $44, respectively. The components of the Company’s stock-based compensation expense are presented below:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Stock appreciation rights	$320	$277	$981	$762
Restricted stock units	87	129	236	303

Total	$407	$406	$1,217	$1,065

As of September 30, 2012, the Company had unrecognized compensation costs for all share-based payment arrangements totaling $1,275.

Time-Based Stock Appreciation Rights

During the nine months ended September 30, 2012, the Company granted 358,000 time-based SARs, which vest through September 2015. The weighted-average grant date fair value of these SARs was $2.25 per share.

A summary of the Company’s time-based SARs for the nine months ended September 30, 2012 is as follows:

			Weighted-Average
			Remaining	Aggregate
	Number of	Weighted-Average	Contractual	Intrinsic Value
	Shares	Exercise Price	Term (years)	(In thousands)
Outstanding at January 1, 2012	2,688,967	$3.75
Granted	358,000	3.49
Exercised	(14,000)	2.36
Forfeited or expired	(115,000)	2.88

Outstanding at September 30, 2012	2,917,967	$3.75	7.19	$1,740

Exercisable at September 30, 2012	2,104,301	$4.05	6.64	$1,133

Vested and expected to vest at September 30, 2012	2,719,967	$3.82	7.08	$1,688

For the three months ended September 30, 2012 and 2011, the Company recorded stock-based compensation expense of $182 and $167 relating to these SARs, respectively. For the nine months ended September 30, 2012 and 2011, the Company recorded stock-based compensation expense of $570 and $414 relating to these SARs, respectively. As of September 30, 2012, $888 of total unrecognized compensation cost related to these SARs is expected to be recognized through September 2015.

The intrinsic value of the SARs exercised was $17 for the nine months ended September 30, 2012

Performance-Based Stock Appreciation Rights

During the nine months ended September 30, 2012, the Company granted 398,834 performance-based SARs for 2012 financial and operational targets, which are expected to vest in the first quarter of 2013. As of September 30, 2012, the Company estimates that 76.6% of the performance-based SARs will vest. The weighted-average grant date fair value of these SARs was $2.06 per share.

A summary of the Company’s performance-based SARs for the nine months ended September 30, 2012 is as follows:

	Number of	Weighted-Average	Contractual	Intrinsic Value
	Shares	Exercise Price	Term (years)	(In thousands)
Outstanding at January 1, 2012	845,299	$5.20
Granted	398,834	3.30
Exercised	(6,200)	2.51
Forfeited or expired	(168,508)	3.17

Outstanding at September 30, 2012	1,069,425	$4.83	7.78	$537

Exercisable at September 30, 2012	673,592	$5.73	6.76	$340

Vested and expected to vest at September 30, 2012	976,200	$4.98	7.62	$497

For the three months ended September 30, 2012 and 2011, the Company recorded stock-based compensation of $138 and $110 relating to these SARs, respectively. For the nine months ended September 30, 2012 and 2011, the Company recorded stock-based compensation of $411 and $348 relating to these SARs, respectively. As of September 30, 2012, $300 of total unrecognized compensation cost related to these SARs is expected to be recognized through the first quarter of 2013.

The intrinsic value of the SARs exercised was $6 for the nine months ended September 30, 2012.

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

Nine months ended
September 30,
	2012	2011
Risk-free interest rate	.78% to 1.41%	1.00% to 2.34%
Expected life (years)	5.50 and 6.0	5.50 and 6.0
Estimated volatility	71.75% to 74.67%	64.15% to 74.34%
Expected dividends	None	None

Time-based Restricted Stock Units

During the nine months ended September 30, 2012, the Company granted 83,821 time-based RSUs, which vest through January 2013.

A summary of the Company’s time-based RSUs for the nine months ended September 30, 2012 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Balance at January 1, 2012	143,334	$2.76
Granted	83,821	3.58
Vested	(143,334)	2.96
Forfeited or expired	—	—

Balance at September 30, 2012	83,821	$3.24

For the three months ended September 30, 2012 and 2011, the Company recorded stock-based compensation expense of $87 and $129 related to these RSUs, respectively. For the nine months ended September 30, 2012 and 2011, the Company recorded stock-based compensation expense of $236 and $303 related to these RSUs, respectively. As of September 30, 2012, $87 of total unrecognized compensation cost related to these RSUs is expected to be recognized through January 2013.

The fair value of the time-based RSU awards is based upon the closing stock price of the Company’s common stock on the date of grant.

2004 Stock Option Plan

A summary of the status of the Company’s stock options as of September 30, 2012 is as follows:

			Weighted-Average Remaining	Aggregate
	Number of	Weighted-Average	Contractual	Intrinsic Value
	Shares	Exercise Price	Term (years)	(In thousands)
Outstanding at January 1, 2012	757,828	$2.97
Granted	—	—
Exercised	—	—
Forfeited or expired	(20,537)	3.23

Outstanding at September 30, 2012	737,291	$2.96	1.48	$685

Exercisable at September 30, 2012	737,291	$2.96	1.48	$685

Vested and expected to vest at September 30, 2012	737,291	$2.96	1.48	$685

6. Net Income (Loss) Attributable to ORBCOMM Inc. Common Stockholders

Basic net income (loss) per common share is calculated by dividing net income (loss) attributable to ORBCOMM Inc. by the weighted-average number of common shares outstanding for the period. Diluted net income per common share is computed by giving effect to all potentially dilutive securities. Diluted net loss per common share is the same as basic net loss per common share, because potentially dilutive securities would have an antidilutive effect as the Company incurred a net loss for the nine months ended September 30, 2011. For the three and nine months ended September 30, 2012 , the Company reported net income attributable to ORBCOMM Inc. and included the effect of 817,066 and 814,073 Series A convertible preferred stock, SARs, RSUs and stock options in its diluted weighted average common shares outstanding, respectively. For the three months ended September 30, 2011, the Company reported net income attributable to ORBCOMM Inc. and included the effect of 122,831 SARs, RSUs and stock options in its diluted weighted average common shares outstanding.

The potentially dilutive securities excluded from the determination of diluted income (loss) per share, as their effect is antidilutive, are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Series A convertible preferred stock	—	307,322	—	307,322
SARs	3,641,702	3,222,706	3,656,531	3,243,966
RSUs	29,503	97,600	12,726	158,334
Stock options	586,426	716,991	591,365	757,828

	4,257,631	4,344,619	4,260,622	4,467,450

The computation of net income (loss) attributable to ORBCOMM Inc. common stockholders is as follows for the three and nine months ended September 30, 2012 and 2011.

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income (loss) attributable to ORBCOMM Inc.	$2,324	$555	$6,615	$(717)
Preferred stock dividends on Series A convertible preferred stock	(17)	(9)	(53)	(9)

Net income (loss) attributable to ORBCOMM Inc. common stockholders	$2,307	$546	$6,562	$(726)

7. Marketable Securities

As of September 30, 2012 and December 31, 2011, the marketable securities are recorded at amortized cost which approximates fair market value which was based on Level 1 inputs. All investments mature in one year or less.

	September 30, 2012			December 31, 2011
		Gross	Gross		Gross	Gross
	Fair	Unrealized	Unrealized	Fair	Unrealized	Unrealized
	Value	Losses	Gains	Value	Losses	Gains
U.S. government and agency obligations	$23,134	$2	$	$25,177	$7	$3
Corporate obligations	16,014	4	6	17,655	17	—
FDIC-insured certificates of deposit	8,355	5	—	3,118	2	—

	$47,503	$11	$6	$45,950	$26	$3

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

As of September 30, 2012 and December 31, 2011, the gross unrealized losses of $11 and $26, respectively, were primarily due to changes in interest rates and not credit quality of the issuer. Accordingly, the Company has determined that the gross unrealized losses are not other-than-temporary at September 30, 2012 and there has been no recognition of impairment losses in its condensed consolidated statements of operations for the three and nine months ended September 30, 2012 and 2011.

8. Satellite Network and Other Equipment

Satellite network and other equipment consisted of the following:

	Useful life (years)	September 30, 2012	December 31, 2011
Land		$381	$381
Satellite network	1-10	39,327	35,088
Capitalized software	3-5	2,945	1,785
Computer hardware	5	1,820	1,430
Other	5-7	1,680	1,618
Assets under construction		84,509	70,590

		130,662	110,892
Less: accumulated depreciation and amortization		(33,833)	(31,121)

		$96,829	$79,771

During the nine months ended September 30, 2012 and 2011, the Company capitalized costs attributable to the design and development of internal-use software in the amount of $569 and $197, respectively. Depreciation and amortization expense for the three months ended September 30, 2012 and 2011 was $1,034 and $844, respectively. This includes amortization of internal-use software of $107 and $83 for the three months ended September 30, 2012 and 2011, respectively. Depreciation and amortization expense for the nine months ended September 30, 2012 and 2011 was $2,712 and $2,554, respectively. This includes amortization of internal-use software of $287 and $259 for the nine months ended September 30, 2012 and 2011, respectively.

Assets under construction primarily consist of milestone payments pursuant to procurement agreements which includes, the design, development, launch and other direct costs relating to the construction of the next-generation satellites (See Note 18) and upgrades to its infrastructure and ground segment.

9. Restricted Cash

Restricted cash consists of the remaining cash collateral of $2,000 for a performance bond required by the FCC in connection with the construction, launch and operation of the 18 next-generation satellites that was authorized in the March 21, 2008 FCC Space Segment License modification. Under the terms of the performance bond, the cash collateral will be reduced in increments of $1,000 upon completion of specified milestones. In January 2012, the FCC refunded the third milestone to the Company. The Company has classified the remaining $2,000 as a non-current asset at September 30, 2012 and December 31, 2011.

At September 30, 2012 and December 31, 2011, restricted cash also includes $195 and $220 placed into certificates of deposit to collateralize a letter of credit with a cellular wireless provider to secure terrestrial communications services and to secure a credit card facility, respectively.

The interest income earned on the restricted cash balances is unrestricted and included in interest income in the condensed consolidated statements of operations.

10. Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price of an acquired business over the estimated fair values of the underlying net tangible and intangible assets.

Goodwill consisted of the following:

Balance at January 1, 2012	$11,131
Addition resulting from the acquisition of LMS	2,899
Adjustment to StarTrak’s goodwill from finalizing the purchase price allocation	523

Balance at September 30, 2012	$14,553

Goodwill is allocated to the Company’s one reportable segment.

The Company’s intangible assets consisted of the following:

		September 30, 2012			December 31, 2011
	Useful life		Accumulated			Accumulated
	(years)	Cost	amortization	Net	Cost	amortization	Net
Customer lists	10	$3,820	$(467)	$3,353	$2,900	$(181)	$2,719
Patents and technology	5 and 10	4,610	(643)	3,967	3,900	(244)	3,656
Trademarks	2 and 10	860	(133)	727	800	(50)	750
Acquired licenses	6	8,115	(8,115)	—	8,115	(8,115)	—

		$17,405	$(9,358)	$8,047	$15,715	$(8,590)	$7,125

The weighted-average amortization period for the intangible assets is 9.59 years. The weighted-average amortization period for patents and technology and trademarks is 9.24 and 9.59 years, respectively.

Amortization expense was $256 and $561 for the three months ended September 30, 2012 and 2011, respectively. Amortization expense was $768 and $1,399 for the nine months ended September 30, 2012 and 2011, respectively.

Estimated amortization expense for intangible assets subsequent to September 30, 2012 is as follows:

Years ending December 31,
Remainder of 2012	$256
2013	1,024
2014	994
2015	994
2016	994
Thereafter	3,785

$8,047

11. Accrued Liabilities

The Company’s accrued liabilities consisted of the following:

	September 30, 2012	December 31, 2011
Accrued compensation and benefits	$2,752	$2,868
Warranty	3,025	2,631
Corporate income tax payable	488	771
Contingent earn-out amount	41	—
AIS deployment and license agreement	315	—
Accrued satellite network and other equipment	—	4,296
Accrued interest	—	918
Other accrued expenses	2,443	2,643

	$9,064	$14,127

For the nine months ended September 30, 2012 and 2011, changes in accrued warranty obligations consisted of the following:

	2012	2011
Balance at January 1,	$2,631	$—
Warranty liabilities assumed from acquisitions	806	1,050
Amortization of fair value adjustment of the StarTrak warranty liabilities	(166)	—
Warranty expense	296	162
Warranty charges	(542)	(322)

Balance at September 30,	$3,025	$890

12. Deferred Revenues

Deferred revenues consisted of the following:

	September 30, 2012	December 31, 2011
Service activation fees	$2,669	$2,252
Prepaid services	1,336	1,045
Warranty revenues	386	358
Manufacturing license fees	3	14

	4,394	3,669
Less current portion	(2,457)	(2,099)

Long-term portion	$1,937	$1,570

13. Note Payable-Related Party

In connection with the acquisition of a majority interest in Satcom in 2005, the Company recorded an indebtedness to OHB Technology A.G. (formerly known as OHB Teledata A.G.), a stockholder of the Company. At September 30, 2012, the principal balance of the note payable was €1,138 and it had a carrying value of $1,468. At December 31, 2011, the principal balance of the note payable was €1,138 and it had a carrying value of $1,480. The carrying value was based on the note’s estimated fair value at the time of acquisition. The difference between the carrying value and principal balance was being amortized to interest expense over the estimated life of the note of six years which ended in September 30, 2011. The amortization to interest expense related to the note for the three and nine months ended September 30, 2011 was $32 and $98, respectively. This note does not bear interest and has no fixed repayment term. Repayment will be made from the distribution profits (as defined in the note agreement) of ORBCOMM Europe LLC. The note has been classified as long-term and the Company does not expect any repayments to be required prior to September 30, 2013.

14. Note Payable

On May 16, 2011, the Company issued a $3,900 6% secured promissory note to an existing lender and stockholder of Alanco. The note bears interest at 6.00% per annum. The note is secured by substantially all of the assets of StarTrak and guaranteed by ORBCOMM Inc. As of September 30, 2012 and December 31, 2011, the note payable balance is presented net of the unamortized debt discount of $58 and $74, respectively. For the three months ended September 30, 2012 and 2011, the Company recognized debt discount of $5 and $6, respectively. For the nine months ended September 30, 2012 and 2011, the Company recognized debt discount of $16 and $9 respectively. For the three and nine months ended September 30, 2012, the debt discount is added to the capitalized cost of the next-generation satellites. The remaining principal payments are due in quarterly installments with a balloon payment due on December 31, 2015 is as follows:

Years ending December 31,
Remainder of 2012	$63
2013	300
2014	400
2015	2,750

$3,513

15. Stockholders’ Equity

Series A convertible preferred stock

During the nine months ended September 30, 2012, holders of the Series A convertible preferred stock converted 31,837 shares into 53,152 shares of the Company’s common stock. During the nine months ended September 30, 2012, the Company issued dividends in the amount of 5,340 shares to the holders of the Series A convertible preferred stock. As of September 30, 2012, dividends in arrears were $16.

Common Stock

As of September 30 2012, the Company has reserved 9,060,363 shares of common stock for future issuances related to employee stock compensation plans.

16. Geographic Information

The Company operates in one reportable segment, M2M data communications. Other than satellites in orbit, long-lived assets outside of the United States are not significant. The following table summarizes revenues on a percentage basis by geographic regions, based on the country in which the customer is located.

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
United States	84%	84%	82%	84%
Japan	12%	15%	15%	15%
Other	4%	1%	3%	1%

	100%	100%	100%	100%

17. Income taxes

For the three months ended September 30, 2012, the Company’s income tax provision was $284, resulting from a foreign income tax expense of $219 from income generated by ORBCOMM Japan operating in Japan and $65 of amortization of tax goodwill generated from the acquisitions of StarTrak and LMS. For the three months ended September 30, 2011, the Company’s income tax provision was $272, resulting from a foreign income tax expense of $218 from income generated by ORBCOMM Japan and $54 of amortization of tax goodwill generated from the acquisition of StarTrak.

For the nine months ended September 30, 2012, the Company’s income tax provision was $1,080, resulting from a foreign income tax expense of $884 from income generated by ORBCOMM Japan and $196 of amortization of tax goodwill generated from the acquisitions of StarTrak and LMS. For the nine months ended September 30, 2011, the Company’s income tax provision was $578, resulting from a foreign income tax expense of $489 from income generated by ORBCOMM Japan and $89 of amortization of tax goodwill generated from the acquisition of StarTrak.

As of September 30, 2012 and September 30, 2011, the Company maintained a valuation allowance against all of its net deferred tax assets, excluding goodwill, attributable to operations in the United States and all other foreign jurisdictions, except for Japan, as the realization of such assets was not considered more likely than not.

As of September 30, 2012, the Company had unrecognized tax benefits of $775. There were no changes to the Company’s unrecognized tax benefits during the nine months ended September 30, 2012. The Company is subject to U.S. federal and state examinations by tax authorities from 2008. The Company does not expect any significant changes to its unrecognized tax positions during the next twelve months.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were recognized during the three and nine months ended September 30, 2012.

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

The Amendment also settled the liquidated delay damages triggered under the procurement agreement dated May 5, 2008 and provides an ongoing mechanism for the Company to obtain pricing proposals to order up to thirty optional satellites substantially identical to the Initial Satellites for which firm fixed pricing previously had expired under the procurement agreement dated May 5, 2008.

On February 22, 2012, Company entered into a Line of Credit Loan Agreement (the “Credit Agreement”) with SNC. The Credit Agreement provides for a secured revolving credit facility with a maximum amount of up to $20,000 providing for advances during the period from July 1, 2012 through the maturity date that is the earlier of (a) 12 months after successful completion of Milestone 33 (Pre-ship Review of satellites 11-18) and (b) April 30, 2014. The facility is secured by a first priority security interest in satellites 1 through 9 being constructed under the Amendment and receivables. The Credit Agreement will bear interest at the same interest rate that applies to SNC’s existing credit facility with its third party lenders, which is a variable rate (currently 4.25% per annum) generally based on the bank’s prime lending rate plus the applicable interest rate spread. Interest will be payable by the Company on a monthly basis and the entire principal is due on the maturity date. Subject to the terms set forth in the Credit Agreement, the Company may borrow, prepay and re-borrow amounts under the facility at any time prior to the maturity date of the Credit Agreement. The Company has not used the credit facility at this time.

As of September 30, 2012, the Company has made milestone payments of $47,385 under the agreement, and anticipates making payments of approximately $11,000 during the remainder of 2012.

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

On September 21, 2012, SpaceX and the Company entered into a Secondary Payload Launch Services Agreement to launch the next-generation prototype which occurred on October 7, 2012.

The Company and SpaceX are in discussions on the terms to a new launch services agreement to provide launch services for the next-generation satellites on multiple Falcon 9 launch vehicles instead of multiple Falcon 1e launch vehicles. As of September 30, 2012, the Company has made milestone payments of $10,080 under the Agreement. The Company anticipates making payments of approximately $12,000 during the remainder of 2012.

Next-Generation Prototype Satellite Launch

On October 7, 2012, the first prototype of the next-generation satellites was launched on the Cargo Re-Supply Services mission aboard the SpaceX Falcon 9 launch vehicle from Cape Canaveral, FL. The prototype satellite flying as a secondary payload on this mission was separated from the Falcon 9 launch vehicle. However, due to an anomaly on one of the Falcon 9’s first stage engines, the rocket did not comply with a pre-planned International Space Station (“ISS”) safety gate to allow it to execute the second burn. For this reason, the next-generation prototype was deployed into a lower orbit as the result of a pre-imposed safety check required by NASA. As a result of the lower than intended orbit, the prototype satellite de-orbited on October 10, 2012 despite all available efforts to raise the orbit using the satellite’s on-board propulsion system.

Notwithstanding the shortened life of the prototype next-generation satellite, the Company’s engineering team along with engineering teams from Sierra Nevada Corporation and Boeing made significant strides in testing various hardware components. After telemetry and command capability was established, several critical system verifications were performed. The solar array and communications payload antenna deployments were successful, along with verifying the performance of various components of both the next-generation satellite bus and the communications payload. The next-generation satellite bus systems including power, attitude control, thermal and data handling were also tested to verify proper operation. The unique communications payload, which incorporates a highly reprogrammable software radio with common hardware for both gateway and subscriber messaging, also functioned as expected. The Company was not able to test full subscriber messaging capability or AIS functionality, which was not scheduled to occur until the later portion of the In-Orbit Testing (IOT) and health checkout period after about 60 days.

On November 7, 2012, the Company’s Board of Directors concluded, based on the recommendation of management, that an impairment charge should be recognized with respect to the loss of the prototype satellite. Accordingly, the Company has estimated that this impairment charge for the cost of the prototype satellite and associated launch services and launch insurance of approximately $11,000 to be reflected in the consolidated financial statements during the fourth quarter of 2012.

The Company has filed a claim under its launch insurance policy for a total loss of the next-generation prototype for the maximum amount covered by the policy of $10,000.

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

The AIS Satellite Agreement provided for milestone payments totaling $2,000 (inclusive of in-orbit testing) subject to certain adjustments. Payments under the AIS Satellite Agreement began upon the execution of the agreement and successful completion of each milestone through to the launch of the two AIS microsatellites. In addition, to the extent that both AIS microsatellites continue to successfully operate after launch, the Company will pay OHB lease payments of up to $546, subject to certain adjustments, over thirty-six months. In addition, OHB was also entitled to credits of up to $500 to be used solely for the microsatellites AIS data license fees payable to the Company under a separate AIS data resale agreement. The Company and OHB entered into a Memorandum of Agreement effective January 1, 2012 to amend the AIS Satellite Agreement to (i) increase the milestone payments to $2,100 in the aggregate, (ii) eliminate the $500 in credit described above and (iii) increase the lease payments described above to up to $946, over thirty-six months. As of September 30, 2012, the Company recorded a capital lease obligation in its condensed consolidated balance sheet for $536, of which $315 is recorded in accrued liabilities and $221 is recorded in other liabilities.

As of September 30, 2012, the Company has made milestone payments of $2,050 under the AIS Satellite Agreement, as amended.

Airtime credits

In 2001, in connection with the organization of ORBCOMM Europe LLC and the reorganization of the ORBCOMM business in Europe, the Company agreed to grant certain country representatives in Europe approximately $3,736 in airtime credits. The Company has not recorded the airtime credits as a liability for the following reasons: (i) the Company has no obligation to pay the unused airtime credits if they are not utilized; and (ii) the airtime credits are earned by the country representatives only when the Company generates revenue from the country representatives. The airtime credits have no expiration date. Accordingly, the Company is recording airtime credits as services are rendered and these airtime credits are recorded net of revenues from the country representatives. For the three months ended September 30, 2012 and 2011, airtime credits used totaled approximately $8. For the nine months ended September 30, 2012 and 2011, airtime credits used totaled approximately $24. As of September 30, 2012 and December 31, 2011, unused credits granted by the Company were approximately $2,136 and $2,160, respectively.

Litigation

From time to time, the Company is involved in various claims or litigation matters involving ordinary and routine claims incidental to its business. Management currently believes that the outcome of these proceedings, either individually or in the aggregate, will not have a material adverse effect on the Company’s business, results of operations or financial condition.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement Under the Private Securities Litigation Reform of Act 1995.

Certain statements discussed in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally relate to our plans, objectives and expectations for future events and include statements about our expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. Such forward-looking statements, including those concerning the Company’s expectations, are subject to known and unknown risks and uncertainties, which could cause actual results to differ materially from the results, projected, expected or implied by the forward-looking statements, some of which are beyond the Company’s control, that may cause the Company’s actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include but are not limited to: ongoing global economic instability and uncertainty; substantial losses we have incurred and may continue to incur; demand for and market acceptance of our products and services and the applications developed by our resellers; we may need additional capital to pursue our growth strategy; loss or decline or slowdown in the growth in business from our key customers, such as Caterpillar Inc., (“Caterpillar”), Komatsu Ltd., (“Komatsu”), Hitachi Construction Machinery Co., Ltd., (“Hitachi”), and Asset Intelligence, a subsidiary of I.D. Systems, Inc., other value-added resellers or VARs and international value-added resellers or IVARs; loss or decline or slowdown in growth in business of any of the specific industry sectors the Company serves, such as transportation, heavy equipment, fixed assets and maritime; dependence on a few significant customers; our acquisition of StarTrak Systems, LLC (“StarTrak”) and PAR Logistics Management Systems (“LMS”) may expose us to additional risks; litigation proceedings; technological changes, pricing pressures and other competitive factors; the inability of our international resellers and licensees to develop markets outside the United States; the inability to obtain or maintain the necessary regulatory approvals or licenses for particular countries or to operate our satellites; market acceptance and success of our Automatic Identification System (“AIS”) business; satellite launch and construction delays and cost overruns of our next-generation satellites and launch vehicles; launch or in-orbit satellite failures or reduced performance of our existing satellites; significant liabilities created by products we sell; the failure of our system or reductions in levels of service due to technological malfunctions or deficiencies or other events; our inability to renew or expand our satellite constellation; political, legal regulatory, government administrative and economic conditions and developments in the United States and other countries and territories in which we operate; and changes in our business strategy. In addition, specific consideration should be given to various factors described in more detail in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011. The Company undertakes no obligation to publicly revise any forward-looking statements or cautionary factors, except as required by law.

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

Next-Generation Prototype Satellite Launch

On October 7, 2012, our first prototype of the next-generation satellites was launched on the Cargo Re-Supply Services mission aboard the SpaceX Falcon 9 launch vehicle from Cape Canaveral, FL. The prototype satellite flying as a secondary payload on this mission was separated from the Falcon 9 launch vehicle. However, due to an anomaly on one of the Falcon 9’s first stage engines, the rocket did not comply with a pre-planned International Space Station (“ISS”) safety gate to allow it to execute the second burn. For this reason, the next-generation prototype was deployed into a lower orbit as the result of a pre-imposed safety check required by NASA. As a result of the lower than intended orbit, our prototype satellite de-orbited on October 10, 2012 despite all available efforts to raise the orbit using the satellite’s on-board propulsion system.

Notwithstanding the shortened life of the prototype next-generation satellite, our engineering team along with engineering teams from Sierra Nevada Corporation and Boeing made significant strides in testing various hardware components. After telemetry and command capability was established, several critical system verifications were performed. The solar array and communications payload antenna deployments were successful, along with verifying the performance of various components of both the next-generation satellite bus and the communications payload. The next-generation satellite bus systems including power, attitude control, thermal and data handling were also tested to verify proper operation. The unique communications payload, which incorporates a highly reprogrammable software radio with common hardware for both gateway and subscriber messaging, also functioned as expected. We were not able to test full subscriber messaging capability or AIS functionality, which was not scheduled to occur until the later portion of the In-Orbit Testing (IOT) and health checkout period after about 60 days.

On November 7, 2012, our Board of Directors concluded, based on the recommendation of management, that an impairment charge should be recognized with respect to the loss of the prototype satellite. Accordingly, we estimate that this impairment charge for the cost of the prototype satellite and associated launch services and launch insurance of approximately $11 million to be reflected in our consolidated financial statements during the fourth quarter of 2012.

We have filed a claim under our launch insurance policy for a total loss of the next-generation prototype for the maximum amount covered by the policy of $10 million.

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

In addition to the consideration paid at closing, the Asset Purchase Agreement provides for contingent payments of up to $3.9 million payable post-closing by us to PAR. Up to $3.0 million of the contingent payments will be payable based on achieving subscriber targets for calendar year 2012. Up to $0.9 million of the contingent payments will be payable based on achieving sales targets for calendar years 2012 through 2014. Any potential earn-out amounts can be paid in common stock, cash or a combination at our option. Any shares of common stock to be issued will be based on the 20-day average closing price ending on the third trading day preceding the date of payment. The potential earn-out amounts for achieving the subscriber and sales targets for calendar year 2012, if earned, will be paid within 30 days after we file our Form 10-K for 2012. The potential earn-out amount for achieving sales targets for calendar years 2013 and 2014, if earned, will be paid within 30 days after we file our Form 10-K for years 2013 and 2014. We recorded at the acquisition date a liability of $0.7 million for the estimated fair value of the earn-out amounts. During the nine months ended September 30, 2012, the estimated fair value of the earn-out amount decreased by $0.1 million.

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

The following table reconciles our net income (loss) to EBITDA for the periods shown:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net income (loss)	$2,324	$555	$6,615	$(717)
Income tax expense	284	272	1,080	578
Interest income	(24)	(31)	(74)	(129)
Interest expense	13	110	45	236
Depreciation and amortization	1,290	1,403	3,480	3,953

EBITDA	$3,887	$2,309	$11,146	$3,921

Three months: EBITDA during the three months ended September 30, 2012 improved by $1.6 million over 2011. The improvement was primarily due to an increase in service revenues of $2.4 million. The increase in service revenues was primarily due to an increase in core services of satellite and terrestrial revenues of $1.6 including $0.9 million from acquisitions and an increase in AIS revenue of $0.7 million. The increase in revenues was offset by an increase in expenses, excluding depreciation and amortization, of $1.0 million from acquisitions.

Nine months: EBITDA during the nine months ended September 30, 2012 improved by $7.2 million over 2011. The improvement was primarily due to increases in service revenues of $10.0 million and product revenues of $5.7 million and a $1.2 million gain on extinguishment of debt and accounts payable. The increase in service revenues was primarily due to an increase in core services of satellite and terrestrial revenues of $8.1 including $5.7 million from acquisitions and an increase in AIS revenue of $1.4 million. Product revenue increases included $2.0 million at our Japan subsidiary and $3.7 million from acquisitions. The increase in total revenues was offset by an increase in expenses, excluding depreciation and amortization, of $10.0 million from acquisitions.

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

The table below presents our revenues for the three and nine months ended September 30, 2012 and 2011, together with the percentage of total revenue represented by each revenue category in (in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2012		2011		2012		2011
		% of Total		% of Total		% of Total		% of Total
Service revenues	$12,708	79.0%	$10,315	74.0%	$36,657	75.9%	$26,692	81.8%
Product sales	3,386	21.0%	3,625	26.0%	11,635	24.1%	5,940	18.2%

	$16,094	100.0%	$13,940	100.0%	$48,292	100.0%	$32,632	100.0%

Three months: Total revenues for the three months ended September 30, 2012 and 2011 were $16.1 million and $13.9 million, respectively, an increase of 15.5%.

Nine months: Total revenues for the nine months ended September 30, 2012 and 2011 were $48.3 million and $32.6 million, respectively, an increase of 48.0%.

Service revenues

Three months: Service revenues increased $2.4 million for the three months ended September 30, 2012, or 23.2%, to $12.7 million from $10.3 million for the three months ended September 30, 2011. The increase in service revenues in 2012 over 2011 were primarily due to an increase in satellite and terrestrial revenues of $1.6 million primarily from an increase in messaging service due to increases in billable subscriber communicators and usage by some customers, $0.9 million from acquisitions and an increase in AIS revenue of $0.7 million.

Nine months: Service revenues increased $10.0 million for the nine months ended September 30, 2012, or 37.3%, to $36.7 million from $26.7 million for the nine months ended September 30, 2011. The increase in service revenues in 2012 over 2011 were primarily due to an increase in satellite and terrestrial revenues of $8.1 million primarily from an increase in messaging service due to increases in billable subscriber communicators and usage by some customers, $5.7 million from acquisitions and an increase in AIS revenue of $1.4 million.

As of September 30, 2012, we had approximately 744,000 billable subscriber communicators compared to approximately 626,000 billable subscriber communicators as of September 30, 2011, an increase of 18.8%.

Service revenue growth can be impacted by the customary lag between subscriber communicator activations and recognition of service revenue from these units.

Product sales

Three months: Revenues from product sales decreased $0.2 million for the three months ended September 30, 2012, or 6.6%, to $3.4 million from $3.6 million for the three months ended September 30, 2011. The decrease was primarily due to timing of orders by customers at our Japanese subsidiary.

Nine months: Revenues from product sales increased $5.7 million for the nine months ended September 30, 2012, or 95.9%, to $11.6 million from $5.9 million for the nine months ended September 30, 2011. The increase was primarily due to $3.7 million from acquisitions and $2.0 million sales to customers at our Japanese subsidiary.

Costs of services

Costs of services is comprised of expenses to provide services, such as payroll and related costs, including stock-based compensation, materials and supplies, depreciation and amortization of assets and usage fees to cellular wireless providers for the data transmitted by the resellers on our network and other third-party networks.

Three months: Costs of services increased by $0.6 million, or 13.9%, to $5.1 million for the three months ended September 30, 2012 from $4.5 million for the three months ended September 30, 2011. The increase was primarily due from acquisitions. As a percentage of service revenues, cost of services were 40.2% for the three months ended September 30, 2012 compared to 43.5% for the three months ended September 30, 2011. The decrease in cost of services as a percentage of service revenues was primarily due to an increase in service revenues.

Nine months: Costs of services increased by $3.1 million, or 26.0%, to $14.8 million for the nine months ended September 30, 2012 from $11.7 million for the nine months ended September 30, 2011. The increase was primarily due from acquisitions. As a percentage of service revenues, cost of services were 40.3% for the nine months ended September 30, 2012 compared to 43.9% for the nine months ended September 30, 2011. The decrease in cost of services as a percentage of service revenues was primarily due to an increase in service revenues.

Costs of product sales

Costs of products includes the purchase price of subscriber communicators and SIMS sold, costs of warranty obligations, shipping charges, depreciation and amortization as well as operational costs to fulfill customer orders, including costs for employees.

Three months: Costs of product sales decreased by $0.3 million, or 12.2% to $2.3 million for the three months ended September 30, 2012 from $2.7 million for the three months ended September 30, 2011. The decrease was primarily due to lower sales. We had a gross profit from product sales (revenues from product sales minus costs of product sales) of $1.1 million and $1.0 million for the three months ended September 30, 2012 and 2011, respectively.

Nine months: Costs of product sales increased by $3.7 million, or 85.3% to $8.0 million for the nine months ended September 30, 2012 from $4.3 million for the nine months ended September 30, 2011. The increase was primarily due from StarTrak and LMS. We had a gross profit from product sales (revenues from product sales minus costs of product sales) of $3.6 million for the nine months ended September 30, 2012 compared to a gross profit from product sales of $1.6 million for the nine months ended September 30, 2011. The increase in gross profit from product sales was primarily due to $0.9 million from acquisitions and $1.1 million primarily due to an increase in product sales to customers at our Japanese subsidiary.

Selling, general and administrative expenses

Selling, general and administrative expenses relate primarily to expenses for general management, sales and marketing, and finance, professional fees and general operating expenses.

Three months: Selling, general and administrative expenses increased by $0.2 million, or 4.7%, to $5.4 million for the three months ended September 30, 2012 from $5.1 million for the three months ended September 30, 2011. The increase was primarily due from acquisitions.

Nine months: Selling, general and administrative expenses increased by $2.1 million, or 14.9%, to $16.3 million for the nine months ended September 30, 2012 from $14.2 million for the nine months ended September 30, 2011. The increase was primarily due from acquisitions.

Product development expenses

Product development expenses consist primarily of the expenses associated with our engineering team, along with the cost of third parties that are contracted to support our current applications.

Product development expenses for the three months ended September 30, 2012 and September 30, 2011 were $0.6 million and $0.4 million, respectively.

Product development expenses for the nine months ended September 30, 2012 and September 30, 2011 were $1.8 million and $0.8 million, respectively.

The increase in product development expenses for the three and nine months ended September 30, 2012 over the corresponding periods was primarily due to the acquisitions.

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

Three months: For the three months ended September 30, 2012 other income was less than $0.1 million compared to other expense of $0.1 million for the three months ended September 30, 2011.

Nine months: For the nine months ended September 30, 2012 other income was $1.2 million compared to other expense of $0.3 million for the nine months ended September 30, 2011. The increase is primarily due to a $1.1 million gain on extinguishment of debt in connection with Satcom’s note holders in 2012 and a loss of $0.3 million on the disposition of our investment in Alanco, incurred in connection with the acquisition of StarTrak, for the difference between the fair value and the carrying value in 2011.

Income (loss) before income taxes

Three months: We have income before income taxes of $2.6 million for the three months ended September 30, 2012, compared to income before income taxes of $0.8 million for the three months ended September 30, 2011, an increase of $1.8 million or 221%.

Nine months: We have income before income taxes of $7.8 million for the nine months ended September 30, 2012, compared to a loss before income taxes of $0.2 million for the nine months ended September 30, 2011.

Provision for Income taxes

For the three months ended September 30, 2012, we recorded income taxes of $0.3 million, which was primarily due to a foreign income tax expense of $0.2 million from income generated by ORBCOMM Japan operating in Japan and $0.1 million from the amortization of tax goodwill generated from our acquisitions.

For the three months ended September 30, 2011, we recorded income taxes of $0.3 million, which was primarily due to a foreign income tax expense of $0.2 million from income generated by ORBCOMM Japan operating in Japan and $0.1 million from the amortization of tax goodwill generated from our acquisition of StarTrak.

For the nine months ended September 30, 2012, we recorded income taxes of $1.1 million, which was primarily due to a foreign income tax expense of $0.9 million from income generated by ORBCOMM Japan and $0.2 million from the amortization of tax goodwill generated from our acquisitions.

For the nine months September 30, 2011, we recorded income taxes of $0.6 million consisting of a foreign tax expense of $0.5 million from income generated by ORBCOMM Japan and $0.1 million from the amortization of tax goodwill generated from our acquisition of StarTrak.

As of September 30, 2012 and September 30, 2011, we maintained a valuation allowance against all of our net deferred tax assets, excluding goodwill, attributable to operations in the United States and all other foreign jurisdictions, except for Japan, as the realization of such assets was not considered more likely than not.

Net income (loss)

Three months: We have net income of $2.3 million for the three months ended September 30, 2012 compared to net income of $0.5 million for the three months ended September 30, 2011, an increase of $1.8 million or 331%.

Nine months: We have net income of $6.8 million for the nine months ended September 30, 2012 compared to a net loss of $0.8 million for the nine months ended September 30, 2011.

Noncontrolling interests

Noncontrolling interests relate to earnings and losses attributable to noncontrolling shareholders.

Net income (loss) attributable to ORBCOMM Inc.

Three months: We have net income attributable to our company of $2.3 million for the three months ended September 30, 2012 compared to net income of $0.6 million for the three months ended September 30, 2011, an increase of $1.7 million or 318.7%.

Nine months: We have net income attributable to our company of $6.6 million for the nine months ended September 30, 2012 compared to a net loss of $0.7 million for the nine months ended September 30, 2011.

Liquidity and Capital Resources

Overview

Our liquidity requirements arise from our working capital needs and to fund capital expenditures to support our current operations, and facilitate growth and expansion. We have financed our operations and expansion mostly from sales of our common stock through public offerings and private placements of debt, convertible redeemable preferred stock, common stock and most recently net income. At September 30, 2012, we have an accumulated deficit of $70.1 million. Our primary source of liquidity consisted of cash, cash equivalents, restricted cash and marketable securities totaling $75.8 million, which we believe will be sufficient to provide working capital and capital expenditures for the next twelve months.

Operating activities

Cash provided by our operating activities for the nine months ended September 30, 2012 was $8.9 million resulting from net income of $6.8 million, supplemented by non-cash items including $3.5 million for depreciation and amortization and $1.2 million for stock-based compensation, offset by a $1.2 million gain on extinguishment of debt and accounts payable. Working capital activities primarily consisted of a net use of cash of $2.3 million for an increase in accounts receivable primarily due to the increase in revenues.

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

Investing activities

Cash used in our investing activities for the nine months ended September 30, 2012 was $16.8 million, resulting from $4.0 million in consideration paid to acquire LMS, capital expenditures of $11.7 million and purchases of marketable securities of $52.5 million, offset by proceeds received from the maturities of marketable securities totaling $50.4 million and a refund of $1.0 million in restricted cash.

Cash provided by our investing activities for the nine months ended September 30, 2011 was $26.6 million, resulting from proceeds received from the maturities of marketable securities totaling $81.1 million, offset primarily by $1.9 million in consideration paid to acquire StarTrak, capital expenditures of $5.9 million and purchases of marketable securities of $47.5 million.

Financing activities

Cash used in our financing activities for the nine months ended September 30, 2012 was $1.0 million, resulting from ORBCOMM’S purchase of noncontrolling ownership interests in Satcom of $0.2 million, Satcom’s repayment of $0.3 million in notes payable and $0.6 million in principal payments of capital leases and a note payable.

Cash used in our financing activities for the nine months ended September 30, 2011 was $0.2 million, resulting primarily from the principal payment on the 6% secured promissory note payable.

Future Liquidity and Capital Resource Requirements

We expect cash flows from operating activities, along with our existing cash, cash equivalents, restricted cash and marketable securities will be sufficient to provide working capital to fund long-term debt payments and capital expenditures, which primarily includes milestone payments under the procurement agreements for the next-generation satellites for the next twelve months. For the remainder of 2012, we expect to incur between $20 million and $25 million of capital expenditures primarily for our next-generation satellites constellations.

Contractual Obligations

There have been no material changes in our contractual obligations as of September 30, 2012, as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Recent accounting pronouncements

Item 3.Quantitative and Qualitative Disclosures about Market Risks

There has been no material changes in our assessment of our sensitivity to market risk as of September 30, 2012, as previously disclosed in Part II, Item 7A “Quantitative and Qualitative Disclosures about Market Risks” in our Annual Report on Form 10-K for the year ended December 31, 2011.

Concentration of credit risk

The following table presents customers with revenues greater than 10% of our consolidated total revenues for the periods shown:

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2012	2011	2012	2011
Caterpillar Inc.	17.9%	19.8%	18.5%	21.9%
Komatsu Ltd.	12.3%	14.6%	12.0%	15.9%
Hitachi Construction Machinery Co., Ltd.	*	*	10.0%	*

*	Balance is less than 10% of consolidated revenues.

Item 4.Disclosure Controls and Procedures

Evaluation of the Company’s disclosure controls and procedures.

The Company’s management evaluated, with the participation of the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2012. Based on their evaluation, the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2012.

Changes in Internal Control over Financial Reporting.

We reviewed our internal control over financial reporting at September 30, 2012. As a result of the acquisitions, we have begun to integrate certain business processes and systems of StarTrak and LMS. Accordingly, certain changes have been made and will continue to be made to our internal controls over financial reporting until such time as this integration is complete. In reliance on interpretive guidance issued by the SEC staff, management has chosen to exclude disclosure of changes in internal control over financial reporting related to LMS.

There have been no other changes in our internal control over financial reporting identified in an evaluation thereof that occurred during the third quarter of 2012 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.Legal Proceedings

From time to time, we are involved in various litigation matters involving ordinary and routine claims incidental to our business. Management currently believes that the outcome of these proceedings, either individually or in the aggregate, will not have a material adverse effect on our business, results of operations or financial condition.

Item 1A.Risk Factors

Except as discussed under “Overview” in Part 1, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” there have been no material changes in the risk factors as of September 30, 2012, as previously disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2012, holders of the Series A convertible preferred stock converted 31,837 shares into 53,152 shares of our common stock.

During the nine months ended September 30, 2012, we issued 263,133 shares of common stock in connection with our purchase of the remaining 48% noncontrolling ownership interests in Satcom.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

None.

Item 5.Other Information

On November 7, 2012, our Board of Directors concluded, based on the recommendation of management, that an impairment charge should be recognized with respect to the loss of the next-generation prototype satellite. Accordingly, we estimate that this impairment charge for the cost of the prototype satellite and associated launch services and launch insurance of approximately $11 million to be reflected in our consolidated financial statements during the fourth quarter of 2012. For additional information, see the discussion under the heading “Overview -- Next-Generation Prototype Satellite Launch” in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 6.Exhibits

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

ORBCOMM Inc. (Registrant)

Date: November 8, 2012	/s/ Marc J. Eisenberg
Marc J. Eisenberg,
President and Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2012	/s/ Robert G. Costantini
Robert G. Costantini,
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer and President required by Rule 13a-14(a).

31.2	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a).

32.1	Certification of Chief Executive Officer and President required by Rule 13a-14(b) and 18 U.S.C. Section 1350.

32.2	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(b) and 18 U.S.C. Section 1350.

101. INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	This exhibit with this Quarterly Report on Form 10-Q, is deemed filed with the Securities and Exchange Commission, and is not incorporated by reference into any filing of ORBCOMM Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing.