Form 10-K
period 2012-12-31
ORBCOMM Inc.
filed 2013-03-18
CIK 1361983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-33118

ORBCOMM INC.

(Exact name of registrant in its charter)

Delaware	41-2118289
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification Number)
395 W. Passaic Street Rochelle Park, New Jersey 07662 (Address of principal executive offices)

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

                                 (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (based on the closing price reported on the Nasdaq Global Market on June 30, 2012) was $126,475,348.

Shares held by all executive officers and directors of the registrant have been excluded from the foregoing calculation because such persons may be deemed to be affiliates of the registrant.

The number of shares of the registrant’s common stock outstanding as of March 8, 2013 was 46,844,529.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2013 Annual Meeting of Stockholders to be held on April 25, 2013, are incorporated by reference in Part III of this Form 10-K.

Forward- Looking Statements

Certain statements discussed in Part I, Item 1. “Business”, Part I, Item 3. “Legal Proceedings”, Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally relate to our plans, objectives and expectations for future events and include statements about our expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. Such forward-looking statements, including those concerning the Company’s expectations, are subject to known and unknown risks and uncertainties, which could cause actual results to differ materially from the results, projected, expected or implied by the forward-looking statements, some of which are beyond the Company’s control, that may cause the Company’s actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include but are not limited to: ongoing global economic instability and uncertainty; substantial losses we have incurred and may continue to incur; demand for and market acceptance of our products and services and the applications developed by our resellers; we may need additional capital to pursue our growth strategy; loss or decline or slowdown in the growth in business from our key customers, such as Caterpillar Inc., (“Caterpillar”), Komatsu Ltd., (“Komatsu”), Hitachi Construction Machinery Co., Ltd., (“Hitachi”), and Asset Intelligence, a subsidiary of I.D. Systems, Inc., other value-added resellers or VARs and international value-added resellers or IVARs; loss or decline or slowdown in growth in business of any of the specific industry sectors the Company serves, such as transportation, heavy equipment, fixed assets and maritime; dependence on a few significant customers; our acquisitions may expose us to additional risks; litigation proceedings; technological changes, pricing pressures and other competitive factors; the inability of our international resellers and licensees to develop markets outside the United States; the inability to obtain or maintain the necessary regulatory approvals or licenses for particular countries or to operate our satellites; market acceptance and success of our Automatic Identification System (“AIS”) business; satellite launch and construction delays and cost overruns of our next-generation satellites and launch vehicles; in-orbit satellite failures or reduced performance of our existing satellites; significant liabilities created by products we sell; the $45 million 9.5% Senior Notes that we issued on January 4, 2013 could restrict our business activities or our ability to execute our strategic objectives or adversely affect our financial performance; the failure of our system or reductions in levels of service due to technological malfunctions or deficiencies or other events; our inability to renew or expand our satellite constellation; inability to operate due to changes or restrictions in the political, legal regulatory, government administrative and economic conditions and developments in the United States and other countries and territories in which we operate; and changes in our business strategy. In addition, specific consideration should be given to various factors described in Part I, Item 1A. “Risk Factors” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and elsewhere in this Annual Report on Form 10-K. The Company undertakes no obligation to publicly revise any forward-looking statements or cautionary factors, except as required by law.

PART I

Item 1.    Business

We operate a global commercial wireless messaging system optimized for narrowband communications. Our system consists of a global network of 26 low-Earth orbit, or LEO, satellites, 2 microsatellites and accompanying ground infrastructure. Our 26 first-generation satellites are the core of a two-way communications system that enables our customers and end-users, to track, monitor, control and communicate cost-effectively with fixed and mobile assets located anywhere in the world, and 2 microsatellites that only provide worldwide ship tracking capability using the Automatic Identification System (AIS) technology already installed on large ocean-going vessels. We have agreements with another satellite provider to resell their satellite services as well. We also provide terrestrial-based cellular communication services through reseller agreements with major cellular wireless providers. Currently, our agreements with major cellular providers include GSM and CDMA offerings in the United States and GSM services with significant coverage worldwide. These terrestrial-based communication services enable our customers who have higher bandwidth requirements to receive and send messages from communication devices based on terrestrial-based technologies using the cellular providers’ wireless networks as well as from dual-mode devices combining the technologies from our satellite subscriber communicators and terrestrial-based technologies. As a result, our customers are now able to integrate into their applications communication technologies that will allow them to send and receive messages, including data intensive messaging using the cellular providers’ wireless networks and our satellite network.

Our products and services enable our customers and end-users to enhance productivity, reduce costs and improve security through a variety of commercial, government, and emerging homeland security applications. We enable our customers and end-users to achieve these benefits on a world-wide basis by using a single global satellite technology standard for machine-to-machine and telematic, or M2M, data communications, as well providing the benefits of using terrestrial based cellular systems. Our customers have made significant investments in developing ORBCOMM-based applications. Examples of assets that are connected through our M2M data communications system include trucks, trailers, railcars, containers, heavy equipment, fluid tanks, utility meters, pipeline monitoring equipment, marine vessels, oil and gas wells and irrigation control systems. Customers benefiting from our network include original equipment manufacturers, or OEMs, such as Caterpillar, Komatsu, Doosan Infracore America, Hitachi, Hyundai Heavy Industries, The Manitowoc Company and Volvo Construction Equipment. In addition, we market our services through a distribution network of vertical market technology integrators known as VARs and IVARs, such as I.D. Systems, Inc., inthinc Technology Solutions Inc., and American Innovations, Ltd.

As a result of our acquisitions in 2011 and in 2012, we provide products and services in the cold chain telematics solutions business that enable customers to proactively monitor, manage and remotely control their refrigerated and other transport assets using complete end-to-end solutions. These solutions enable optimal business efficiencies, increased asset utilization, and substantially reduce asset write-offs and manual yard counts of chassis, refrigeration units, containers and generators (“gensets”). The information provided from these solutions also help industry leaders realize better fleet efficiency and utilization while reducing risk by adding safety monitoring of perishable cargo, including refrigerated and frozen food. In addition to relationships with leading refrigeration unit manufacturers such as Carrier and Thermo King, the customer base includes well-known brands such as Tropicana, Maersk Line, Prime Inc., C.R. England, FFE Transport, Inc., Target, Chiquita, Ryder, J.B. Hunt, Hapag-Lloyd, Golden State Foods, Martin-Brower and Canadian National Railways. These acquisitions enable us to create a global technology platform to transfer capabilities across new and existing vertical markets and deliver complementary products to our channel partners and resellers worldwide.

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

Presently our unique M2M data communications system is comprised of four components: (i) our constellation of 26 owned LEO satellites in multiple orbital planes between 435 and 550 miles above the Earth operating in the Very High Frequency, or VHF, radio frequency spectrum, and 2 leased AIS micro satellites in perpendicular orbital planes (one polar plane and one equatorial plane); (ii) a network of related ground infrastructure, including 15 gateway earth stations, three AIS data reception earth stations, three regional gateway control centers and a network control center in Dulles, Virginia including a redundant backup control center in the state of Washington, through which data sent to and from satellite subscriber communicators are routed, including a communications node for terrestrial services through which data sent to and from terrestrial units are routed; (iii) a subscriber component, which consists of satellite subscriber communicators, and cellular terrestrial units or wireless modems incorporating SIMS, used by end-users to transmit and receive messages to and from their assets and our system; and (iv) end-user integration in which specialized data feeds are established through our application gateway interface to third party dispatch systems and proprietary customer software applications. See “The ORBCOMM Communications System”.

As of December 31, 2012, we had approximately 759,000 billable subscriber communicators compared to approximately 648,000 billable subscriber communicators as of December 31, 2011, an increase of 17.1%. Billable subscriber communicators are defined as subscriber communicators that are shipped and activated for usage and billing at the request of the customer, without forecasting a timeframe for when individual units will be generating usage and billing. It includes terrestrial as well as satellite units.

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

•

Low cost structure.    We have a significant cost advantage over any new LEO satellite system competitor with respect to our current satellite constellation, because we acquired the majority of our current network assets from ORBCOMM Global L.P., referred to as the Predecessor Company, and its subsidiaries out of bankruptcy for a fraction of their original cost. In addition, because our LEO satellites are relatively small and deployed into low-Earth orbit, the replenishment of the constellation is less expensive and easier to launch and maintain than larger LEO satellites and large geostationary satellites. We believe that we have less complex and less costly ground infrastructure and subscriber communication equipment than other satellite communications providers. Our low cost satellite system architecture enables us to provide global two-way wireless narrowband data communication services to end-users at prices that we believe are the lowest in the industry for global connectivity.

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

•

Key distribution and OEM customer relationships.    Our strategic relationships with key distributors and OEMs have enabled us to streamline our sales and distribution channels and shift much of the risk and cost of developing and marketing applications to others. We have established strategic relationships with key service providers, such as I.D. Systems /Asset Intelligence, inthinc Technology Solutions Inc., a global provider of telematics, fleet management and driver safety solutions, and major OEMs, such as Caterpillar, Hitachi, Komatsu, and Volvo. We believe our close relationships with these distributors and OEMs allows us to work closely with them at all stages of application development, from planning and design through implementation of our M2M data communications services, and to benefit from their industry-specific expertise. By fostering these strong relationships with distributors and OEMs, we believe that once we have become so integrated into our customer’s planning, development, and implementation process, and their equipment, we anticipate it will be more difficult to displace us or our communication services. In addition, the fixed and mobile assets which are tracked, monitored, controlled, and communicated with by these customers generally have long useful lives and the cost of replacing our communications equipment with an alternative service provider’s equipment could be prohibitive for a large numbers of assets.

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

•

Expand our international markets.    Our international growth strategy is to open new markets outside the United States by obtaining regulatory authorizations and developing markets for our M2M data communications services to be sold in regions where the market opportunity for our OEM customers and resellers is greatest. We are currently authorized to provide our data communications services in over 100 countries and territories in North America, Europe, South America, Asia, Africa, and Australia, directly or indirectly through our multiple international licensees and country representatives. We are currently working with IVARs who, generally, subject to certain regulatory restrictions, have the right to market and sell their applications anywhere our communications services are offered. We seek to enter into agreements with strong distributors in each region. Our regional distributors, which include subsidiary companies, country representatives and international licensees, obtain the necessary regulatory authorizations and develop local markets directly or by recruiting local VARs. In some international markets where distribution channels are in the early stages of development, we seek to bring together VARs who have developed well-tested applications with local distributors to create localized solutions and accelerate the adoption of our M2M data communications services. In addition, we have made efforts to strengthen the financial positions of certain of our regional distributors, including several who were former licensees of the Predecessor Company, through restructuring transactions whereby we obtained greater operating control over such regional distributors. We believe that by strengthening the financial condition of, and our operating control over, these established regional distributors, they will be better positioned to promote and distribute our products and services and enable us to achieve our market potential in the relevant regions.

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

•	Expand AIS services. The two AIS microsatellites we operate have been providing full commercial AIS data service to us since December 2011 and February 2012. In addition, all of our 17 next-generation

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

Since the heavy equipment market is dominated by a small number of OEMs, M2M data communications service providers targeting this market segment focus on building relationships with these OEMs, such as Caterpillar, Komatsu, Hitachi and Volvo. There are also a number of manufacturers in large underserved markets such as Africa, India and China and a number of additional global brands that are being targeted. These regions, countries and brands represent a significant opportunity and ORBCOMM will continue its efforts to expand its reach by obtaining regulatory approval in additional markets.

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

Marine vessels

Marine vessels have a need for satellite-based communications due to the absence of reliable terrestrial-based coverage more than a few miles offshore. M2M data communications systems may offer features and functions to luxury recreational marine vessels and commercial fishing vessels, such as onboard diagnostics and other marine telematics, alarms, requests for assistance, security, location reporting and tracking, two-way messaging, catch data and weather reports. In addition, owners and operators of commercial fishing and other marine vessels are increasingly subject to regulations governing, among other things, commercial fishing seasons and geographic limitations, vessel tracking, safety systems, and resource management and protection using various M2M communications systems. Our investments in AIS also provide significant opportunity in the marine market.

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

We derive subscription-based recurring revenue from resellers typically based upon the number of devices activated on, and the amount of data transmitted through, the cellular providers’ wireless networks. Customers pay a range of monthly service charges to access our communications system (generally in addition to a one-time provisioning fee).

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

The following table sets forth selected customers, representative applications and the benefits of such applications for each of our addressed markets:

Market	Select Customers/End-Users	Representative Applications	Key Benefits
Commercial transportation	• ID Systems • Volvo Construction Equipment • inthinc Technology Solutions Inc. • Locus Traxx	• Position, speed and heading reporting • Units diagnostic monitoring • Compliance/tax reporting • Cargo monitoring • Refrigerated systems control • Boundary (geofencing) notification	• Improve fleet productivity and profitability • Enable efficient, centralized fleet management • Ensure safe delivery of shipping cargo • Allow real-time tracking of unit maintenance requirements

Heavy equipment	• Caterpillar, Inc. • Hitachi Construction. Machinery Co., Ltd • Komatsu Ltd. • Volvo Construction Equipment • Doosan Infracore America	• Position reporting • Unit diagnostic monitoring • Usage tracking • Emergency notification	• Improve fleet productivity and profitability • Allow OEMs to improve planning and scheduling of preventative maintenance and spare parts needs of their customers

Fixed asset monitoring	• American Innovations, Ltd. • Automata, Inc. • ID Systems • Pioneer Hi-Bred International • High Tide Technologies	• Unit diagnostic monitoring • Usage tracking • Systems control • Automated meter reading • Cathodic Protection • Irrigation monitoring • Flow monitoring	• Provide method for managing, controlling, and collecting data from remote sites • Improve maintenance services productivity and profitability

Marine vessels	• Recreational boaters* • Skymate, Inc. • Atlantic Electronics • Commercial fishing fleets	• Position reporting • Two-way messaging • Unit diagnostic monitoring • Weather reporting	• Ensure vessel compliance with regulations • Create a low cost information channel to disseminate critical weather and safety information • Sea surface temperature reporting

Market	Select Customers/End-Users	Representative Applications	Key Benefits

Refrigerated Transportation	• Prime • CR England • Maersk Line • Hapag-Lloyd	• Remote refrigeration monitoring management and control • Inventory management and control • Asset utilization and fuel management systems	• Temperature compliance • Improved operational efficiencies and fuel savings • Food safety, quality and regulatory compliance

Government and homeland security/AIS	• National Oceanic and Atmospheric Administration* • NATO* • Lloyd’s List Intelligence • IHS Global Ltd.	• Container tracking • Environmental monitoring • Satellite-based Automatic Identification System (AIS) data services • Border monitoring • Vehicle tracking • Vessel Tracking	• Provide efficient monitoring of changing environmental conditions • Address increasing need to monitor vessels in U.S. waters • Minimize security threats and secure border

*	Represents an end-user from which we directly derive revenue through VARs or other resellers.

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

Customers

We market and sell our products and services directly to OEM and government customers and end-users and indirectly through VARs, IVARs, international licensees and country representatives. In 2012, Komatsu, Caterpillar and Hitachi accounted for 12.0%, 17.7% and 9.7% of our revenues, respectively.

Revenues in Foreign Geographic Areas

Revenues in Japan represented approximately 15%, 16% and 14% of our consolidated revenues in 2012, 2011 and 2010, respectively. No other foreign geographic area accounted for more than 10% of our consolidated revenues.

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

Research and Development

We are able to minimize our research and development costs by leveraging the investments made by our VARs and IVARs. See “Sales, Marketing and Distribution”. We have incurred no research and development costs in 2012 and 2011.

Backlog

We have “pre-bill backlog”, which represents subscriber communicators activated at the customer’s request for testing prior to putting the units into actual service, was 94,367 units as of December 31, 2012, as compared with a pre-bill backlog of 75,861 as of December 31, 2011. We believe that the majority of units that comprise our pre-bill backlog will be billable within a one-year period. We are not able to determine pre-bill backlog in dollars because the service costs for each subscriber communicator varies by customer.

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

Our system has four operational components:

•

The space component, which consists of a constellation of 26 operational satellites for M2M data, in multiple orbital planes between 435 and 550 miles above the Earth (four primary planes of five to eight satellites each) operating in the VHF band and leased capacity on two AIS microsatellites operating in two orbital planes (one polar plane and one equatorial plane);

•

The ground and control component, which consists of fifteen gateway earth stations, three AIS data reception earth stations, three regional gateway control centers all collocated in our US based data center, a network control center in Dulles, Virginia including a redundant backup data center in the state of Washington, through which data sent to and from satellite subscriber communicators are routed, including a communications node for terrestrial services through which data sent to and from terrestrial units are routed;

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

The data generated by our customer base typically comes from application-tailored, end-user developed software. The data may be transferred to either a subscriber communicator (or “SC”), or a terrestrial GPRS-based wireless device using a SIM on the partner cellular provider’s network. In the case of the satellite subscriber communicator selection, data is encapsulated and transmitted to the next satellite that comes into view in “near real-time” (see below). The data is then routed by the satellite to the next gateway earth station (or “GES”) that it successfully connects to, which in turn forwards it to the ORBCOMM gateway control center, or “GCC”. Within the GCC, the data is processed, safe-stored, and forwarded to its ultimate destination and, if requested, an acknowledgment to the satellite subscriber communicator that the message content has been received is transmitted back to the SC. In the case of a GPRS-based device, circuit-switched data is routed through the partner carrier’s network via VPN to the ORBCOMM GCC, and forwarded to its ultimate destination in real time. The destination for transferred data may be another SC, SIM, a corporate resource management system, any personal or business Internet e-mail address, a pager or a text message-capable cellular phone, or any combination of the above. In addition, data can be sent in the reverse direction (a feature which is utilized by many applications to remotely control assets) using similar methods. ORBCOMM has value added servers to facilitate easy integration of this capability providing a standard API interface for M2M communications.

When a satellite is in view of and connected to a GES at the time it receives data from a subscriber, a transmission is in“near-real-time” mode. In this mode, the data as a message unit is passed in a session from a subscriber communicator via a satellite to a GES that transmits the message to the GCC. In contrast, when a satellite is not immediately in view of a GES, the satellite switches to a store-and-forward mode to accept data in a “GlobalGram” format. GlobalGrams are short messages (consisting of data of up to approximately 120 bytes), and are stored in a satellite until it can connect through a GES to the control center. The automatic mode-switching capability between near-real-time service and GlobalGram service allows the satellite network to be readily available to most satellite subscriber communicators for messaging worldwide regardless of their geographic location.

End-user data can be delivered by the gateway control center in a variety of formats. Communications options include private and public communications links to the control center, such as standard Internet, dedicated telecommunications company circuits, and VPN-based transports using dedicated IPSec or SSL mechanisms, or on demand security. Data can also be received via standard eSMTP e-mail protocol with delivery acknowledgement as requested, or via our Internet protocol gateway interface in HTML and XML formats. Wherever possible, our system makes use of existing, mature technologies, and conforms to internationally accepted standards for electronic mail and web technologies. For wireless-based applications, the ORBCOMM and terrestrial carrier “Access Point Name” (or “APN”) network provides the flexibility for developers to control the end-to-end connectivity as needed for their applications, using customizable TCP, UDP, and SMS services — including “shoulder-tap”, and SMTP to SMS, and HTTP/XML to SMS interfaces as well as both public and private DNS services for both the wireless devices and the back office integration (real-time lookup of device IP via DNS). This allows existing legacy applications to be easily retrofit and completely new system designs to be implemented to integrate existing as well as new end-user business applications quickly and effectively.

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

System Status

Next-Generation Satellite Launch

On May 5, 2008, we entered into a procurement agreement with Sierra Nevada Corporation (“SNC”) to construct our eighteen low-earth-orbit next-generation satellites. SNC will also provide launch support services, a test satellite (excluding the mechanical structure), a satellite software simulator and the associated ground support equipment. The total contract price is $117 million, subject to reduction upon failure to achieve certain in-orbit operational milestones with respect to the initial satellites or if the pre-ship reviews of each shipset are delayed more than 60-120 days after the specified time periods described below. We have agreed to pay SNC up to $1.5 million in incentive payments for the successful operation of the initial eighteen satellites five years following the successful completion of in-orbit testing for the third shipset of eight satellites.

On August 31, 2010, we entered into two task order agreements with SNC in connection with the procurement agreement dated May 5, 2008. Under the terms of the launch vehicle changes task order agreement, SNC will perform the activities to launch eighteen of our next-generation satellites on a SpaceX Falcon 1e or Falcon 9 launch vehicle. The total price for the launch activities is cost reimbursable up to $4.1 million less a credit of $1.5 million, which services are cancellable by us with the unused credit applied to other activities under our agreement with SNC. Under the terms of the engineering change requests and enhancements task order agreement, SNC will design and make changes to each of the next-generation satellites in order to accommodate an additional payload-to-bus interface. The total price for the engineering changes requests is cost reimbursable up to $0.3 million. Both task order agreements are payable as the services are performed, provided that with respect to the launch vehicle changes task order agreement, the credit in the amount of $1.5 million will first be deducted against amounts accrued thereunder until the entire balance is expended.

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

On July 3, 2012, we entered into a task order agreement with SNC in connection with the procurement agreement dated May 5, 2008 to conduct a design feasibility and cost proposal study to allow for in-orbit changes to the satellites communications system. The outcome of this task would confirm the software and hardware design feasibility and provide a cost proposal to implement the changes. The total price for this change is a cost plus fixed fee up to $0.5 million.

On August 28, 2009, we entered into our original commercial launch services agreement with Space Exploration Technologies Corp. (“SpaceX”) for $46.6 million to provide launch services using multiple SpaceX Falcon 1e launch vehicles for the carriage into low-Earth-orbit of 18 next-generation satellites (the “Falcon 1e Agreement”). Subsequent to entering the Falcon 1e Agreement, SpaceX suspended production of the Falcon 1E launch vehicle but have honored their commitment to launch 18 next-generation satellites on Falcon 9 launch vehicles. Two new launch service agreements have been entered into with SpaceX; the first new launch services agreement was completed on September 21, 2012, to launch a single next-generation prototype satellite as a secondary payload. The total price under this secondary payload LSA was $4.0 million of the original $46.6 million.

The launch of the next-generation prototype satellite occurred on October 7, 2012 as a secondary mission payload on the Cargo Re-Supply Services (CRS-1) mission. The prototype satellite was deployed into a lower orbit as the result of a pre-imposed safety check required by NASA that caused the satellite to de-orbit in just over fifty hours from launch. The safety check was designed to protect the International Space Station and its crew. Had we been the primary payload on this mission, as planned for the upcoming launches, we believe the prototype satellite would have reached the desired orbit. Notwithstanding the shortened life of the prototype satellite, we made significant strides in testing various hardware components including successful solar array and antenna deployments, power systems, attitude control, thermal and data handling. The unique communications payload, which incorporates a highly reprogrammable software radio with common hardware for both gateway and subscriber messaging, also functioned as expected. These verification successes achieved from the prototype satellite validated the next-generation satellite technology operates as designed before launching the full constellation of next-generation satellites. On December 7, 2012, we received $10.0 million from our insurer in connection with the settlement of an insurance claim arising from the loss of the next-generation prototype satellite, which represented the full amount recoverable under the insurance policy.

On December 21, 2012, we entered into a second new LSA (the “Falcon 9 Agreement”) with SpaceX pursuant to which SpaceX will provide launch services (the “Launch Services”) for the carriage into low-Earth-orbit for the remaining next-generation satellites. Under the Falcon 9 Agreement, SpaceX will also provide us satellite-to-launch vehicle integration and launch support services, as well as certain related optional services. The total price under the Falcon 9 Agreement (excluding any optional services) is $42.6 million the amount remaining from the original $46.6 million, subject to certain adjustments, which reflects pricing agreed under the Falcon 1e Agreement. The amounts due under the Falcon 9 Agreement are payable by us in installments from the date of execution of the Falcon 9 Agreement through the performance of each Launch Service. The Falcon 9 Agreement anticipates that the Launch Services will be performed between the second quarter of 2013 and the second quarter of 2014, subject to certain rights of us and SpaceX to reschedule the Launch Services as needed.

Either we or SpaceX may postpone and reschedule either Launch Service based on satellite and launch vehicle readiness, among other factors, subject to the payment of certain fees by the party requesting or causing the delay following 6 months of delay with respect to either of the two Launch Services.

On December 21, 2012, we entered into a Termination Agreement (the “Termination Agreement”) with SpaceX pursuant to which the Falcon 1e Agreement was terminated upon the execution and delivery of the Falcon 9 Agreement described above. The Termination Agreement provides that each party releases the other party from and against any claims or liabilities relating to the Falcon 1e Agreement.

Through a series of launches, we intend to replenish the existing constellation of satellites with 17 next-generation satellites with increased communications capabilities and our AIS payload.

AIS Microsatellites

On September 28, 2010, we entered into an AIS Satellite Deployment and License Agreement (the “AIS Satellite Agreement”) with OHB-System AG (“OHB”) pursuant to which OHB, through its affiliate Luxspace Sarl would (1) design, construct, launch and in-orbit test two AIS microsatellites and (2) design and construct the required ground support equipment. Under the AIS Satellite Agreement, we obtained exclusive licenses for all data (with certain exceptions as defined in the AIS Satellite Agreement) collected or transmitted by the two AIS microsatellites (including all AIS data) during the term of the AIS Satellite Agreement.

One AIS microsatellite was launched in October 2011 and the second was launched in January 2012.

First Generation Satellite Health

Our satellite fleet was generally put into service in the late 1990s and through certain operational and software updates have exceeded the estimated operating life of approximately nine to twelve years. As part of this on-going effort to improve the longevity and performance of the first generation satellites, we periodically make changes to the operating parameters and software on-board the satellites. The primary method to extend the satellite lifetime is to reduce the stress on the power subsystem by reducing the subscriber transmit power or using the Gateway transmitter for messaging. These power saving techniques reduce the satellites communications capability which can result in longer latencies for customers. In December 2012, we modified a part of software on board satellites to improve messaging throughput when the satellite uses the Gateway Transmitter for messaging services resulting in over 40% increase in throughput. Our satellite availability, or the percentage of time that an operational satellite is available to pass commercial traffic, was 90.1% in 2012. Twenty of the operational satellites have aggregate average availability over 98.4%. With the high probability of several satellites in view at any one time, especially in the primary coverage area, and the constant motion of the satellites, the time an operational satellite is unavailable is relatively insignificant. We consider a satellite “operational” unless it can no longer provide any communications service, and we determine that further recovery efforts are not expected to return it to service.

In October 2012, one of the first-generation satellites experienced an anomaly that resulted in loss of contact with that satellite. The most likely cause of this anomaly was a component failure that impacted the satellites ability to transmit a communication signal to the Gateway Earth Stations. We do not expect the absence of this satellite to materially affect our business. The satellite was fully depreciated.

Due to our satellite constellation architecture, which consists of numerous independent satellites, our space component is inherently redundant and service quality is not significantly affected by an individual satellite failure, although service quality could be significantly affected by multiple satellite failures. Our system has experienced gradual degradation over time, primarily due to battery capacity reduction. We have and expect to continue to develop operational procedures to minimize the impact for providing messaging services with degraded batteries.

Gateway Health

The gateway earth stations in the United States and internationally are performing well. We continue to perform hardware and software upgrades which have improved the availability of the gateway earth stations. In 2011, we completed design and testing of a new gateway modem that will improve messaging throughput. Ten new modems have been installed and additional modems will be installed in the remaining gateway earth stations in conjunction with the aforementioned upgrades. Our gateway control center systems, which are located in a data center near our Dulles, have with an availability of over 99.5% on a month to month basis for 2012.

Network Capacity

We continue to conduct analyses to investigate the utilization of our communication channels. Various metrics were used in evaluating the different elements of the communication protocol. The efficiency of the satellites’ random access subscriber receivers is measured as a ratio of successfully received inbound communication packets to the number of assignments made to subscriber communicators. From 2006 through 2012, a number of improvements were made to raise and maintain this performance ratio and substantial increase throughput capability. Also significant increases to the subscriber reservation capacity were made increasing reservation receiver capacity. As we implement power saving techniques described above, the overall network capacity is reduced but the power saving techniques are primarily used in nighttime operations where the messaging demand is lower. It should be noted that failed messaging transactions do not result in lost messages, but do require subscriber communicators to re-initiate message transmissions, which could translate into message delays.

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

Our current Space Segment License authorizes the continuing operation of the first generation ORBCOMM satellites, the construction, launch and operation of the ORBCOMM next-generation satellites, and any required construction, launch and operation during the term of the license of additional technically identical replacement satellites. Based on changed circumstances relating among other things to launch vehicle availability, we have an application pending before the FCC to modify our Space Segment License to accommodate revisions to our next-generation satellite deployment plan for the remaining seventeen next-generation satellites that SNC is currently producing.

We believe that our system is currently in full compliance with all applicable FCC rules, policies, and license conditions. We also believe that we will continue to be able to comply with all applicable FCC requirements, but we cannot assure you that it will be the case. Although the FCC has been positively disposed thus far towards granting our applications for license modifications, there can be no assurance that the FCC will in fact grant our currently pending application to modify the Space Segment License to accommodate our revised next-generation satellite deployment plan. Additionally, there can be no assurance that, to the extent that any other modification of our FCC licenses may be required in the future to address changed circumstances, that any related FCC applications we may file will be granted on a timely basis, or at all. If the FCC does not grant any future application we file to modify one or more of our licenses, or if we fail to satisfy any of the conditions of our FCC licenses, or if the FCC revokes or fails to renew one or more of our FCC licenses, or any such circumstance could have a material adverse impact on our business. Finally, our business could be adversely affected by the adoption of new laws, policies or regulations, or changes in the interpretation or application of existing laws, policies and regulations that modify the present regulatory environment.

License renewal

The current fifteen-year term of our Space Segment License expires in April 2025, and the renewal application must be filed between 30 and 90 days prior to end of the twelfth year of the current license term (i.e., between 30 and 90 days prior to April 2022). The current FCC licenses for the United States gateway earth stations and subscriber communicators expire on May 17, 2020 and June 12, 2020, respectively, and the renewal applications must be filed between 30 and 90 days prior to expiration. Although the FCC has been positively disposed thus far towards granting our applications for license renewals, there can be no assurance that the FCC will in fact renew our FCC licenses in the future.

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

Employees

As of December 31, 2012, we had 162 full-time employees. Our employees are not covered by any collective bargaining agreements and we have not experienced a work stoppage since our inception. We believe that our relationship with our employees is good.

Corporate Information

Our principal executive offices are located at 395 W. Passaic Street, Rochelle Park, New Jersey 07662, and our telephone number is (201) 363-4900. Our website is www.orbcomm.com and information contained on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. Our annual, quarterly, and other reports, and amendments to those reports can be obtained through the Investor Relations section of our website or from the Securities and Exchange Commission at www.sec.gov.

Executive Officers of the Registrant

Certain information regarding our executive officers is provided below:

Name	Age	Position(s)
Marc J. Eisenberg	46	Chief Executive Officer and President
Robert G. Costantini	53	Executive Vice President and Chief Financial Officer
John J. Stolte, Jr.	53	Executive Vice President — Technology and Operations
Christian G. Le Brun	45	Executive Vice President and General Counsel
Patrick A. Shay	49	Executive Vice President — Sales and Marketing

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

Patrick A. Shay is our Executive Vice President, Sales and Marketing, a position he has held since December 3, 2012. Mr. Shay has 25 years of experience in the GPS and wireless markets. Most recently, he was Vice President and General Manager for DeLorme where he led the business for the company’s InReach family of two-way personal satellite communications products. Prior to DeLorme, Mr. Shay served as Vice President and General Manager, Data Services at Iridium Communications where he led the newly created data service business. Mr. Shay has also held Vice President positions at Hughes Telematics, Sirius Satellite Radio and Rand McNally. He began his career with Motorola where he led the global sales team for the company’s GPS and telematics business.

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

•

the ability of our vendors to successfully and timely complete the design, build and launch of our next-generation satellites and related ground infrastructure, products and services and, once launched, our ability to maintain the health, capacity and control of such satellite constellation;

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

We have incurred net losses through 2011 and may incur additional net losses in the future and as of December 31, 2012, we have an accumulated deficit of $68.0 million. We must increase our revenues to remain profitable.

We have had annual net losses since our inception, other than in fiscal year 2012, and as of December 31, 2012, we have an accumulated deficit of $68.0 million. Our future results will continue to reflect significant operating expenses, including expenses associated with expanding our sales and marketing efforts, maintaining the infrastructure to operate as a public company and the maintenance of existing gateway earth stations, terrestrial service components, satellite network ground facilities. The continued development of our business also will require additional capital expenditures for, among other things, the development, construction, launch and insurance for our next-generation satellites, and costs relating to the installation of additional gateway earth stations and associated satellite network ground facilities around the world, as well as the maintenance of existing gateway earth stations and satellite network ground facilities that we own and operate. In addition, we may acquire additional companies which may result in increases in intangible assets which are subject to amortization. Accordingly, as we make these capital and acquisition investments, our future results will include greater depreciation and amortization expense which reflect the full cost of acquiring these new assets and we may incur additional operating losses and net losses in the future.

In order to maintain profitability, we must continue to increase revenue. Revenue will depend on the success of our resellers and acceptance of our products and services by end-users in current markets, as well as in new geographic and industry markets. We may not be able to sustain such profitability, if achieved.

Our next-generation satellites or launch vehicles may not be completed on time, and the costs associated with the satellites or launch vehicles may be greater than expected.

We estimate that the aggregate costs associated with the design, building launch and insurance of our next-generation satellites and related infrastructure upgrades could be approximately $200 million, of which approximately $80.5 million has been paid. We may not complete our next-generation satellites and related infrastructure, products and services on time, on budget or at all. The design, manufacture and launch of satellite systems are highly complex and historically have been subject to delays and cost overruns. The deployment of our next-generation satellites may suffer from continued delays, interruptions or increased costs due to many factors, some of which may be beyond our control, including:

•	non-performance or delays by third-party contractors, including the prime system contractor, the launch services provider and associated subcontractors;

•	lower than anticipated internally generated cash flows;

•	engineering or manufacturing performance falling below expected levels of output or efficiency;

•	denial or delays in receipt of regulatory approvals or non-compliance with conditions imposed by regulatory authorities;

•	the breakdown or failure of equipment or systems;

•	the inability to license necessary technology on commercially reasonable terms or at all;

•	use of a new, redesigned or unproven launch vehicle or the failure of the launch services provider to sustain its business;

•	launch delays or failures or in-orbit satellite failures once launched or the decision to manufacture additional replacement satellites for future launches;

•	labor disputes or disruptions in labor productivity or the unavailability of skilled labor;

•	changes in project scope;

•	additional requirements imposed by changes in laws; and

•	severe weather or catastrophic events such as fires, earthquakes, storms or explosions.

If any of the above events occur, they could have a material adverse effect on our ability to continue to deploy our next-generation satellites and related infrastructure, products and services.

In addition, there can be no assurance that our internally generated cash flows will meet our current expectations or that we will not encounter increased costs. Among other factors leading to the uncertainty over our internally generated cash flows is the future demand for our AIS service or the products and services of our newly acquired businesses may be priced lower than our expectations. If available funds from borrowings and internally generated cash flows are less than we expect, our ability to maintain our network, design, build and launch our next-generation satellites and related ground infrastructure, develop new products and services, and pursue additional growth opportunities may be impaired, which could significantly limit the development of our business and impair our ability to provide a commercially acceptable level of service.

The $45 million 9.5% Senior Notes that we issued on January 4, 2013 could restrict our business activities or our ability to execute our strategic objectives or adversely affect our financial performance

On January 4, 2013, we issued $45 million aggregate principal amount of 9.5% Senior Notes (the “Senior Notes”). The Senior Notes contain covenants that may restrict our business activities or our ability to execute our strategic objectives, and our failure to comply with these covenants could result in a default under our indebtedness. Our inability to generate sufficient cash flow to satisfy interest payments and principal repayment at maturity, could adversely affect our financial condition, operating results and cash flows.

The covenants in the Senior Notes limits our ability to among other things to, incur additional indebtedness and liens, to sell, transfer, lease or otherwise dispose of our or subsidiaries assets, merge or consolidate with other companies. We must also comply with a maintenance covenant of either having available liquidity or exceed a specific leverage ratio. We are also required to obtain launch and one year in-orbit insurance for our next-generation satellites under the terms of the Senior Notes. Failure to comply with the covenants could result in an event of default, which, if not cured or waived, the lenders may require repayment in full of all principal and interest outstanding. If we fail to repay such amounts, the lenders may foreclose on substantially all of our assets which we have pledged. If we unable to cure the default, we may need to repay the debt and find other sources of financing and there can be no assurance that we would have access to other sources of financing on acceptable terms, or at all.

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

In late 2011, we re-commenced the commercialization of our satellite-based AIS service. In mid-2011 and early 2012, we expanded our business with technologies purchased from acquisitions. Our prospects and ability to implement our current business plan, including our ability to generate revenues and positive operating cash flows, will depend on our ability to, among other things:

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

Significant customers such as I.D. Systems, Inc., Caterpillar, Komatsu and Hitachi, collectively, represented 44.4% and 53.7% of our revenues in 2012 and 2011, respectively, and are expected to represent a substantial portion of our revenues in the near future. As a result, the loss of any one of these customers, or decline or slowdown in the growth in business of these customers, which could occur at any time, could have a material adverse effect on our business, financial condition and results of operations. In addition, because service revenue depends either partially or entirely on the usage of the ORBCOMM System by our customers and end users, the decline or slowdown in the growth of usage patterns of these customers which could occur at any time and with or without a reduction in the number of billable subscriber communicators activated on the ORBCOMM System by such customers, could have a material adverse effect on our business, financial condition and results of operations.

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

The development and availability on a timely basis of relatively inexpensive subscriber communicators are critical to the successful commercial operation of our system. Our subsidiaries rely on contract manufacturers to produce subscriber communicators. Our Japan subsidiary mainly relies on Quake Global, Inc. (“Quake”) as its contract manufacturer for subscriber communicators, and our logistics management solutions subsidiary relies on a few contract manufacturers for subscriber communicators. Our customers may not be able to obtain a sufficient supply of subscriber communicators at price points or with functional characteristics and reliability that meet their needs. An inability to successfully develop and manufacture subscriber communicators that meet the needs of customers and are available in sufficient numbers and at prices that render our services cost-effective to customers could limit the acceptance of our system and potentially affect the quality of our services, which could have a material adverse effect on our business, financial condition and results of operations.

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

Our FCC licenses — the Space Segment License, and separate licenses for the four U.S. gateway earth stations and a blanket license for the subscriber communicators — are subject to revocation if we fail to satisfy certain conditions or to meet certain prescribed milestones. Our FCC Space Segment License is valid until April 2025 and authorizes the continued operation of the first generation ORBCOMM satellites, the construction, launch and operation of the ORBCOMM next-generation satellites, as well any required construction, launch and operation during the term of the license of additional technically identical replacement satellites. The U.S. gateway earth station and subscriber communicator licenses will expire in 2020. Our FCC Space Segment License renewal application must be filed between 30 and 90 days prior to April 2022, and our renewal applications for the gateway earth station and subscriber communicator licenses must be filed between 30 and 90 days prior to expiration. Although the FCC has been positively disposed thus far towards granting our applications for license renewals, there can be no assurance that the FCC will in fact renew our FCC licenses in the future.

Our current FCC Space Segment License authorizes the continuing operation of the first generation ORBCOMM satellites, the construction, launch and operation of the ORBCOMM next-generation satellites, and any required construction, launch and operation during the term of the license of additional technically identical replacement satellites. Based on changed circumstances relating, among other things, to launch vehicle availability, we have an application pending before the FCC to modify our Space Segment License to accommodate revisions to our next-generation satellite deployment plan for the remaining seventeen next-generation satellites that SNC is currently producing.

We believe that our system is currently in full compliance with all applicable FCC rules, policies, and license conditions. We also believe that we will continue to be able to comply with all applicable FCC requirements, but we cannot assure you that it will be the case. Although the FCC has been positively disposed thus far towards granting our applications for license modifications and renewals, there can be no assurance that the FCC will in fact grant our currently pending application to modify our Space Segment License to accommodate our revised next-generation satellite deployment plan. Additionally, there can be no assurance that, to the extent that any modification of our FCC licenses may be required in the future to address changed circumstances, that any related FCC applications we may file will be granted on a timely basis, or at all. If the FCC does not grant any future application we file to modify one or more of our licenses, or if we fail to satisfy any of the conditions of our FCC licenses, or if the FCC revokes or fails to renew one or more of our FCC licenses, any such circumstance could have a material adverse impact on our business. Finally, our business could be adversely affected by the adoption of new laws, policies or regulations, or changes in the interpretation or application of existing laws, policies and regulations that modify the present regulatory environment.

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

We are required to obtain launch and one year in-orbit insurance for our next-generation satellites under the terms of the Senior Notes. However, our ability to procure insurance such insurance will depend on a number of factors, including the availability of insurance in the market and the cost of available insurance. We may not be able to obtain insurance at reasonable costs. Even if we obtain insurance, it may not be sufficient to compensate us for the losses we may suffer due to applicable deductions and exclusions. Furthermore, launch insurance does not cover lost revenue.

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

We acquired substantially all of the assets of StarTrak Systems LLC and PAR Logistics Management System Corporation. The financing for these acquisitions diluted the interests of our stockholders. In addition, these acquisitions may entail numerous other risks, including:

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

Satellites are subject to inherent risks related to failed or delayed launches and cost overruns. Cost overruns can be caused by a number of factors, including launch vehicle changes, new satellite dispenser systems and next-generation enhancements. Launch failures result in significant delays in the deployment of satellites because of the need both to construct replacement satellites, and to obtain other launch opportunities. Launch delays can be caused by a number of factors, including delays in manufacturing satellites, preparing satellites for launch, securing appropriate launch vehicles or obtaining regulatory approvals. We intend to conduct various satellite launches for our next-generation satellites to augment the existing constellation in order to expand the messaging capacity of our network and improve the service level of our network. Any launch delays, or launch failures of our additional satellites could result in delays of at least six to twelve months from the date of the launch failure until additional satellites under construction are completed and their launches are achieved. Such delays and cost overruns would have a negative impact on our future growth and would materially and adversely affect our business, financial condition and results of operations.

Our satellites have a limited operating life; all of our recently launched satellites have failed and others have degraded over time resulting in increased system latencies. If we are unable to deploy replacement satellites in a timely manner, our services will be harmed and materially adversely affect our operations and business.

Our first-generation satellites were generally placed into orbit between 1997 and 1999 and have through certain operational and software updates exceeded their average expected operating life of approximately nine to twelve years . On June 19, 2008, we launched five of the six quick-launch satellites together with our CDS in a single mission to supplement and ultimately replace our existing Plane A satellites. In addition to supplementing and replacing our first-generation satellites, these satellites were also intended to expand the capacity of our communications system. During 2008 and 2009, the CDS and three quick-launch satellites failed, and in 2010, the remaining two quick-launch satellites failed. In October 2012, a next-generation prototype satellite was deployed into a lower orbit as the result of a pre-imposed safety check required by NASA that caused the satellite to de-orbit in just over fifty hours from launch. The safety check was designed to protect the International Space Station and its crew. We consider a satellite “failed” only when it can no longer provide any communications service, and we do not intend to undertake further efforts to return it to service. Our plans to extend the operating life of our network are dependent on the health of our satellites and the failure of the CDS, OG2 prototype and the quick-launch satellites could eventually have a significant impact on the operating life of our network. These satellite failures combined with the aging of our first generation satellites have resulted in increased system latencies, which have resulted and may continue to result in our customers or potential customers delaying deployments or using a competing wireless data network.

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

In 2008, we entered into an agreement with SNC to design and manufacture 18 next-generation satellites. SNC has limited experience in acting as prime contractor for complete satellite systems and has experienced significant delays in completing the next-generation satellites from the original completion schedule. In 2009, we entered into a commercial launch services agreement with SpaceX to provide launch services using multiple SpaceX Falcon 1e launch vehicles for the carriage into low-Earth orbit of our next-generation satellites being constructed by SNC. In December, 2012 we entered into new agreements with SpaceX where the satellites will be launched using an upgraded Falcon 9 launch vehicle that is currently under development instead of the Falcon 1e. SpaceX has a limited operating history and limited financial resources. While the Falcon 9 rocket has now flown a number of successful missions, SpaceX is working to employ a new version of the Falcon 9 launcher with several modifications. These modifications must be tested and qualified before the new version is ready for flight, which could expose us to delay, greater risk of launch failure or the need to utilize an alternate launch services provider, which could substantially increase our launch costs. Our reliance on these suppliers for their services involves significant risks and uncertainties, including whether our suppliers will provide an adequate supply of required components of sufficient quality, will charge the agreed upon prices or will perform their obligations on a timely basis. If any of our suppliers becomes financially unstable, we may have to find a new supplier. There are a limited number of suppliers for communication satellite components and related services and the lead-time required to qualify a new supplier may take several months. There are only a limited number of suppliers to launch our satellites. There is no assurance that a new supplier will be found on a timely basis, or at all, if any one of our suppliers ceases to supply their services for our satellites or cease to provide launch services.

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

Satellites utilize highly complex technology and operate in the harsh environment of space and, accordingly, are subject to significant operational risks while in orbit. These risks include malfunctions, or “anomalies”, that may occur in our satellites. Some of the principal satellite anomalies include:

•	Mechanical failures due to manufacturing error or defect, including:

•	Mechanical failures that degrade the functionality of a satellite, such as the failure of solar array panel deployment mechanisms;

•	Antenna failures that degrade the communications capability of the satellite;

•	Circuit failures that reduce the power output of the solar array panels on the satellites;

•	Failure of the battery cells that power the payload and spacecraft operations during daily solar eclipse periods;

•	Power system failures that result in a shut-down or loss of the satellite;

•	Attitude control system failures that degrade or cause the inoperability of the satellite;

•	Transmitter or receiver failures that degrade or cause the inability of the satellite to communicate with subscriber communicator units or gateway earth stations;

•	Communications system failures that affect overall system capacity; and

•	Satellite computer or processor failures that impair or cause the inoperability of the satellites.

•	Equipment degradation during the satellite’s lifetime, including:

•	Degradation of the batteries’ ability to accept a full charge;

•	Degradation of solar array panels due to radiation; and

•	General degradation resulting from operating in the harsh space environment.

•	Degradation of failure of Reaction wheels

•	Deficiencies of control or communications software, including:

•	Failure of the charging algorithm that may damage the satellite’s batteries;

•	Problems with the communications and messaging servicing functions of the satellite; and

•	Limitations on the satellite’s digital signal processing capability that limit satellite communications capacity.

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

A total of 35 first generation satellites were launched by ORBCOMM Global L.P. and of these, a total of 26 remain operational. The absence of these nine satellites can increase system latency and decrease overall capacity. While certain software deficiencies may be corrected remotely, most, if not all, of the satellite anomalies or debris collision damage cannot be corrected once the satellites are placed in orbit. See “The ORBCOMM Communications System — System Status — First Generation” for a description of the operational status and anomalies that affect our satellites. We may experience additional anomalies in the future, whether of the types described above or arising from the failure of other systems or components, and operational redundancy may not be available upon the occurrence of such an anomaly.

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

The operation of our business depends on its information technology systems. We rely on our information technology systems to effectively manage, among other things, our StarTrak subsidiaries’ customer interface as well as business data, communications, supply chain, inventory management, customer order entry and order fulfillment, processing transactions, summarizing and reporting results of operations, human resources benefits and payroll management, complying with regulatory, legal or tax requirements and other processes and data necessary to manage our business. We use technology to provide secure transmission of confidential information, including our business data and customer information. To achieve our strategic objectives and to remain competitive, we must continue to develop and enhance our information systems. This may require the acquisition of equipment and software and the development, either internally or through independent consultants, of new proprietary software. Our inability to design, develop, implement and utilize, in a cost-effective manner, information systems that provide the capabilities necessary for us to compete effectively, could make us less competitive, increase our costs and adversely affect our business. The failure of our information technology systems to perform as we anticipate could disrupt our business and could result in, among other things, transaction errors, processing inefficiencies, loss of data and the loss of sales and customers, which could cause our business and results of operations to suffer. In addition, our information technology systems may be vulnerable to damage or interruption from circumstances beyond our control, including, without limitation, fire, natural disasters, power outages, systems failure, system conversions, security breaches, cyber-attacks, viruses and/or human error. In any such event, we could be required to make a significant investment to fix or replace its information technology systems, and we could experience interruptions in its ability to service our customers. Any such damage or interruption could adversely effect on our business, financial condition and/or results of operations.

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

We may in the future issue our previously authorized and unissued securities, resulting in the dilution of the ownership interests of our current stockholders. We are authorized to issue 250 million shares of common stock, of which approximately 46.8 million shares of voting common stock were issued and outstanding as of December 31, 2012 and 203.2 million were available for future issuance. The potential issuance of such additional shares of common stock, whether directly or pursuant to any conversion right of any convertible securities, may create downward pressure on the trading price of our common stock. We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock for capital raising or other business purposes. Future sales of substantial amounts of common stock, or the perception that sales could occur, could have a material adverse effect on the price of our common stock.

We have issued and may issue shares of preferred stock or debt securities with greater rights than our common stock.

Subject to the rules of the NASDAQ Stock Market, our certificate of incorporation authorizes our board of directors to issue one or more series of preferred stock and set the terms of the preferred stock without seeking any further approval from holders of our common stock. Currently, there are 50 million shares of preferred stock authorized and approximately 161,000 shares of Series A convertible preferred stock are issued. Any preferred stock that is issued may rank ahead of our common stock in terms of dividends, priority and liquidation premiums and may have greater voting rights than holders of our common stock.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

We currently lease approximately 31,000, 14,075, 28,000 and 1,400 square feet of office space in Rochelle Park, New Jersey, Morris Plains, New Jersey, Dulles, Virginia and Tokyo, Japan, respectively. In addition, we currently own and operate ten gateway earth stations at the following locations, four situated on owned real property and six on real property subject to leases:

Gateway	Real Property Owned or Leased	Lease Expiration
St. John’s, Arizona	Owned	n/a
Arcade, New York	Owned	n/a
Curaçao, Netherlands Antilles	Owned	n/a
Rutherglen Vic, Australia	Owned	n/a
Hartebeesthoek, South Africa	Leased	December 31, 2020
Kijal, Malaysia	Leased	August 2013
Ocilla, Georgia	Leased	Month to Month
Kitaura-town, Japan	Leased	March 2014
Zona Franca de Justo Daract, Argentina	Leased	March 2019
East Wenatchee, Washington	Leased	Month to Month

We currently own or lease real property sufficient for our business operations, although we may need to purchase or lease additional real property in the future.

Item 3.    Legal Proceedings

We discuss certain legal proceedings pending against the Company in the notes to the consolidated financial statements and refer you to that discussion for important information concerning those legal proceedings, including the basis for such actions and relief sought. See Note 19 to the consolidated financial statements for this discussion.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price of our Common Stock

Our common stock has traded on The Nasdaq Global Market under the symbol “ORBC”.

The following sets forth the high and low sales prices of our common stock, as reported on The Nasdaq Global Market from January 1, 2011 through December 31, 2012:

	High	Low
Year ended December 31, 2012
Quarter ended December 31, 2012	$4.19	$3.05
Quarter ended September 30, 2012	$3.87	$2.72
Quarter ended June 30, 2012	$3.91	$3.01
Quarter ended March 31, 2012	$3.95	$3.03
Year ended December 31, 2011
Quarter ended December 31, 2011	$3.45	$2.16
Quarter ended September 30, 2011	$3.24	$1.98
Quarter ended June 30, 2011	$3.54	$2.64
Quarter ended March 31, 2011	$3.86	$2.57

As of March 8, 2013, there were 389 holders of record of our common stock.

Warrants

During the year ended December 31, 2012, there was no warrant activity.

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

Series A convertible preferred stock:    Pursuant to the terms, the holders of our Series A convertible preferred stock are entitled to receive a cumulative 4% annual dividend payable quarterly in additional shares of Series A convertible preferred stock. In 2012, we paid dividends of 6,931 preferred shares.

Stock Performance Graph

The graph set forth below compares the cumulative total shareholder return on our common stock between December 31, 2007 and December 31, 2012, with the cumulative total result of (i) the Russell 2000 Index and (ii) the NASDAQ Telecommunications Index, over the same period. This graph assumes the investment of $100 on December 31, 2007 in our common stock, the Russell 2000 Index and the NASDAQ Telecommunications Index, and assumes the reinvestment of dividends, if any. The graph assumes the initial value of our common stock on December 31, 2007 was the closing sales price of $6.29 per share.

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

	12/07	12/08	12/09	12/10	12/11	12/12
ORBCOMM Inc.	100.00	34.34	42.93	41.18	47.54	62.32
Russell 2000	100.00	66.21	84.20	106.82	102.36	119.09
NASDAQ Telecommunications	100.00	57.58	72.97	86.05	90.30	89.62

Item 6.    Selected Consolidated Financial Data

The following selected consolidated financial data should be read together with the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes which are included elsewhere in this Annual Report on Form 10-K. We have derived the consolidated statement of operations data for the years ended December 31, 2012, 2011 and 2010 and the consolidated balance sheet data as of December 31, 2012 and 2011 from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. We have derived the consolidated statement of operations data for the year ended December 31, 2008 and the consolidated balance sheet data as of December 31, 2010, 2009 and 2008 from our consolidated financial statements, which are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of future results of operations.

		Years ended December 31,
Consolidated Statement of Operations Data:	2012(1)	2011(1)	2010	2009	2008
		(In thousands, except per share data)
Service revenues	$49,026	$37,513	$34,257	$27,143	$23,811
Product sales	15,472	8,793	2,419	423	3,498

Total revenues	64,498	46,306	36,676	27,566	27,309

Costs and expenses:
Costs of services	20,355	15,784	12,683	26,891	9,800
Costs of product sales	10,236	6,656	1,511	260	2,172
Selling, general and administrative	21,853	20,036	16,728	17,172	18,879
Product development	2,459	1,237	663	714	643
Gains on customer claims settlements	—	—	—	—	(1,368)
Impairment charges-satellite network	9,793	—	6,509	29,244	—
Insurance recovery-satellite network	(10,000)	—	—	(44,250)	—
Acquisition-related costs	704	1,608	—	—	—

Total costs and expenses	55,400	45,321	38,094	30,031	30,126

Income (loss) from operations	9,098	985	(1,418)	(2,465)	(2,817)

Other income	1,195	(214)	10	110	558

Pre-control earnings of consolidated subsidiary	—	—	—	—	128

Income (loss) from continuing operations before income taxes	10,293	771	(1,408)	(2,355)	(2,387)
Income taxes (benefit)	1,390	827	(216)	—	—

Income (loss) from continuing operations	8,903	(56)	(1,192)	(2,355)	(2,387)
Income (loss) from discontinued operations(2)	—	—	(3,753)	(954)	(1,682)

Net income (loss)	8,903	(56)	(4,945)	(3,309)	(4,069)
Less: Net (loss) income attributable to the noncontrolling interests(3)	161	(38)	224	130	471

Net income (loss) attributable to ORBCOMM Inc.	$8,742	$(18)	$(5,169)	$(3,439)	$(4,540)

Net income (loss) attributable to ORBCOMM Inc. common stockholders	$8,673	$(45)	$(5,169)	$(3,439)	$(4,540)

Per share information-basic:
Income (loss) from continuing operations	$0.19	$(0.00)	$(0.03)	$(0.06)	$(0.07)
Income (loss) from discontinued operations	—	—	(0.09)	(0.02)	(0.04)

Net income (loss) attributable to ORBCOMM Inc.	$0.19	$(0.00)	$(0.12)	$(0.08)	$(0.11)

Per share information-diluted:
Income (loss) from continuing operations	$0.18	$(0.00)	$(0.03)	$(0.06)	$(0.07)
Income (loss) from discontinued operations	—	—	(0.09)	(0.02)	(0.04)

Net income (loss) attributable to ORBCOMM Inc.	$0.18	$(0.00)	$(0.12)	$(0.08)	$(0.11)

Weighted average common shares outstanding:
Basic	46,635	44,579	42,586	42,404	41,984

Diluted	47,514	44,579	42,586	42,404	41,984

		As of December 31,
Consolidated Balance Sheet Data:	2012(1)	2011(1)	2010	2009	2008
	( In thousands)

Cash and cash equivalents	$34,783	$35,061	$17,026	$65,292	$75,370
Marketable securities	27,969	45,973	67,902	26,145	—
Working capital	62,287	76,250	81,810	85,572	67,236
Satellite network and other equipment, net	101,208	79,771	71,684	73,208	92,772
Goodwill	14,740	11,131	—	—	—
Intangible assets, net	7,791	7,125	1,114	2,600	4,086
Total assets	206,766	197,169	171,469	181,059	191,367
Note payable, net of current portion	3,398	3,376	—	—	—
Note payable — related party	1,503	1,480	1,416	1,398	1,244
Total equity(3)	182,388	170,577	158,119	160,918	163,051

(1)	Includes the impact on the acquisition of StarTrak on May 16, 2011 and LMS on January 12, 2012. For a summary of these acquisitions see Note 3 — “Summary of Significant Accounting Policies” and Note 4 — “Acquisitions.”

(2)	The amounts reflected above have been recast to reflect all adjustments necessary to present the assets, liabilities and the related results of operations of Stellar as discontinued operations.

(3)	In 2008, amounts have been recast for noncontrolling interests.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and Notes which appear elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part I, Item 1A, “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

Overview

We operate a global commercial wireless messaging system optimized for narrowband communications. Our system consists of a global network of 26 low-Earth orbit, or LEO, satellites, 2 Automatic Identification System (“AIS”) microsatellites and accompanying ground infrastructure. Our 26 first-generation satellites are the core of a two-way communications system that enables our customers and end-users, to track, monitor, control and communicate cost-effectively with fixed and mobile assets located anywhere in the world, and 2 microsatellites that specifically provide worldwide ship tracking capability using the AIS technology already installed on large ocean-going vessels. We have agreements with another satellite provider to resell their satellite services as well. We also provide terrestrial-based cellular communication services through reseller agreements with major cellular wireless providers. Currently, our agreements with major cellular providers include GSM and CDMA offerings in the United States and GSM services with significant coverage worldwide. These terrestrial-based communication services enable our customers who have higher bandwidth requirements to receive and send messages from communication devices based on terrestrial-based technologies using the cellular providers’ wireless networks as well as from dual-mode devices combining the technologies from our satellite subscriber communicators and terrestrial-based technologies. As a result, our customers are now able to integrate into their applications communication technologies that will allow them to send and receive messages, including data intensive messaging using the cellular providers’ wireless networks and our satellite network.

Our products and services enable our customers and end-users to enhance productivity, reduce costs and improve security through a variety of commercial, government, and emerging homeland security applications. We enable our customers and end-users to achieve these benefits on a world-wide basis by using a single global satellite technology standard for machine-to-machine and telematic, or M2M, data communications, as well providing the benefits of using terrestrial based cellular systems. Our customers have made significant investments in developing ORBCOMM-based applications. Examples of assets that are connected through our M2M data communications system include trucks, trailers, railcars, containers, heavy equipment, fluid tanks, utility meters, pipeline monitoring equipment, marine vessels, oil and gas wells and irrigation control systems. Customers benefiting from our network include original equipment manufacturers, or OEMs, such as Caterpillar, Komatsu, Doosan Infracore America, Hitachi, Hyundai Heavy Industries, The Manitowoc Company and Volvo Construction Equipment. In addition, we market our services through a distribution network of vertical market technology integrators known as VARs and IVARs, such as I.D. Systems, Inc., inthinc Technology Solutions Inc., and American Innovations, Ltd.

As a result of our acquisitions in 2011 and in 2012, we provide products and services in the cold chain telematics solutions business that enable customers to proactively monitor, manage and remotely control their refrigerated and other transport assets using complete end-to-end solutions. These solutions enable optimal business efficiencies, increased asset utilization, and substantially reduce asset write-offs and manual yard counts of chassis, refrigeration units, containers and generators (“gensets”). The information provided from these solutions also help industry leaders realize better fleet efficiency and utilization while reducing risk by adding safety monitoring of perishable cargo, including refrigerated and frozen food. In addition to relationships with leading refrigeration unit manufacturers such as Carrier and Thermo King, the customer base includes well-known brands such as Tropicana, Maersk Line, Prime Inc., C.R. England, FFE Transport, Inc., Target, Chiquita, Ryder, J.B. Hunt, Hapag-Lloyd, Golden State Foods, Martin-Brower and Canadian National Railways. These acquisitions enable us to create a global technology platform to transfer capabilities across new and existing vertical markets and deliver complementary products to our channel partners and resellers worldwide.

As of December 31, 2012, we had approximately 759,000 billable subscriber communicators compared to approximately 648,000 billable subscriber communicators as of December 31, 2011, an increase of 17.1%.

Satellite replenishments

Our current fleet of satellites was generally put in service in the late 1990s and has an estimated operating life of approximately nine to twelve years. Since 2002, we have implemented several operational changes and software updates that we believe have enhanced the expected life of the satellites. The majority of these changes focus on extending the life of the primary life limiting component — the nickel hydrogen batteries — which power the satellites.

Next-Generation Satellites

Through a series of launches, we intend to replenish the existing constellation of satellites with 17 next-generation satellites, which the expected capabilities of the replacement satellites, requiring fewer satellites than we currently use to deliver service.

We intend to launch 17 next-generation satellites equipped with increased communications capabilities and our AIS payload currently being constructed by SNC with the first of several launches using SpaceX Falcon 9 launch vehicles. We anticipate that the launch services will be performed between the second quarter of 2013 and the second quarter of 2014.

AIS microsatellites

On September 28, 2010, we entered into an AIS Satellite Agreement with OHB pursuant to which OHB, through its affiliate LXS to (1) design, construct, launch and in-orbit test two AIS microsatellites and (2) design and construct the required ground support equipment.

One AIS microsatellite was launched in October 2011 and the second was launched in January 2012 and both are providing full commercial service.

Acquisitions

PAR Logistics Management Systems Corporation

Effective on the close of business on January 12, 2012, we completed the acquisition of the assets of PAR Logistics Management Systems Corporation (“LMS”), a wholly-owned subsidiary of PAR Technology Corporation, including but not limited to, accounts receivable, inventory, equipment, intellectual property, all of LMS’s rights to customer contracts, supplier lists and certain liabilities pursuant to an Asset Purchase Agreement dated as of December 23, 2011. The consideration paid to PAR on closing to acquire LMS totaled $6.1 million consisting of: (i) $4.0 million in cash, subject to a final working capital adjustment specified in the Asset Purchase Agreement, which has not yet been finalized and (ii) the issuance of 645,162 shares of our common stock, of which 387,097 shares of common stock were placed into an escrow account for up to fifteen months from closing to fund any indemnification obligations to us including for breaches of representations and warranties made by PAR.

In addition to the consideration paid at closing, the Asset Purchase Agreement provides for contingent payments of up to $3.9 million payable post-closing by us to PAR. Up to $3.0 million of the contingent payments will be payable based on achieving subscriber targets for calendar year 2012. Up to $0.9 million of the contingent payments will be payable based on achieving sales targets for calendar years 2012 through 2014. Any potential earn-out amounts can be paid in common stock, cash or a combination at our option. The potential earn-out amounts for achieving the subscriber and sales targets for calendar year 2012, if earned, will be paid within 30 days after we file our Form 10-K for 2012. The potential earn-out amount for achieving sales targets for calendar years 2013 and 2014, if earned, will be paid within 30 days after we file our Form 10-K for years 2013 and 2014. We recorded at the acquisition date a liability of $0.7 million for the estimated fair value of the earn-out amounts. Any change in the fair value of the contingent earn-out subsequent to the acquisition date, including changes from events after the acquisition date, will be recognized in earnings in the period the estimated fair value changes. For the year ended December 31, 2012, LMS did not achieve the subscriber target for the 2012 calendar year. As a result, we recognized $0.2 million as a reduction to selling, general and administrative expenses.

As a result of the acquisition of LMS, we recognized $3.3 million of goodwill and $1.7 million of intangible assets. The acquired goodwill will not be amortized for financial reporting purposes. However the acquired goodwill is tax deductible, and therefore amortized over fifteen years for income tax purposes. As such, deferred income tax expense and a deferred tax liability arise as a result of the difference in tax deductibility of this amount for tax and financial reporting purposes. The resulting deferred tax liability, which is expected to continue to increase over time will remain on our balance sheet indefinitely unless there is an impairment of the asset.

The acquired intangible assets consist of customer relationships, which is being amortized over 10 years, technology, which is being amortized over 5 years and trademarks, which is being amortized over 2 years.

The results of operations of LMS are included in our consolidated results for the period subsequent to the acquisition date of January 12, 2012. See Note 4 to the consolidated financial statements for further discussion.

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

As a result of the acquisition of StarTrak, we recognized $11.4 million of goodwill and $7.6 million of intangible assets. The acquired goodwill will not be amortized for financial reporting purposes. However the acquired goodwill is tax deductible, and therefore amortized over fifteen years for income tax purposes. As such, deferred income tax expense and a deferred tax liability arise as a result of the difference in tax deductibility of this amount for tax and financial reporting purposes. The resulting deferred tax liability, which is expected to continue to increase over time will remain on our balance sheet indefinitely unless there is an impairment of the asset.

The acquired intangible assets consist of technology and patents, customer relationships and trademarks are being amortized over 10 years.

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

The following table reconciles our net income (loss) to EBITDA for the periods shown:

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Net income (loss) attributable to ORBCOMM Inc.	$8,742	$(18)	$(5,169)
Income tax expense (benefit)	1,390	827	(216)
Interest income	(93)	(147)	(218)
Interest expense	56	164	192
Depreciation and amortization	4,824	4,995	4,317

EBITDA	$14,919	$5,821	$(1,094)

EBITDA in 2012 improved by $9.1 million over 2011. The improvement was primarily due to increases in service revenues of $11.5 million and product revenues of $6.7 million and a $1.2 million gain on extinguishment of debt and accounts payable. The increase in service revenues was primarily due to an increase in core services of satellite and terrestrial revenues of $9.1 including $6.4 million from acquisitions and an increase in AIS revenue of $2.0 million. Product revenue increases included $2.1 million at our Japan subsidiary and $4.6 million from acquisitions. The increase in total revenues was offset by an increase in expenses, excluding depreciation and amortization, of $9.9 million from acquisitions.

EBITDA in 2011 improved $6.9 million over 2010. The improvement was primarily due to increases in service revenues of $3.3 million and product revenues of $6.4 million and a non-cash impairment charge of $3.3 million in discontinued operations to write down net assets held for sale in 2010. The increase in service revenues was primarily due to an increase in satellite and terrestrial revenues of $10.9 million including $4.8 million from the acquisition of StarTrak, offset by a reduction in AIS revenue of $8.3 million which included a one-time recognition in 2010 of the remaining unamortized AIS deferred service revenue of $5.9 million prepaid by the USCG. Product revenues included $5.2 million from StarTrak. The increase in total revenues was offset by an increase in expenses, excluding depreciation and amortization, of $6.6 million primarily due to a non-cash impairment charge to satellite network of $6.5 million in 2010 and $10.7 million in expenses, excluding depreciation and amortization, from StarTrak and $1.9 million of acquisition-related costs and losses.

Revenues

We derive service revenues from our resellers and direct customers from utilization of satellite subscriber communicators and the reselling of airtime from a third party satellite system and the utilization of terrestrial-based subscriber communicators using SIMS on the cellular providers’ wireless networks. These service revenues generally consist of a one-time activation fee for each subscriber communicator and SIMS activated for use and monthly usage fees. Usage fees that we charge our customers are based upon the number, size and frequency of data transmitted by the customer and the overall number of subscriber communicators and SIMS activated by each customer. Revenues for usage fees from currently billing subscriber communicators and SIMS are recognized on an accrual basis, as services are rendered, or on a cash basis, if collection from the customer is not reasonably assured at the time the service is provided. Usage fees charged to our resellers and direct customers are charged primarily at wholesale rates based on the overall number of subscriber communicators activated by them and the total amount of data transmitted. We also earn service revenues from extended warranty service agreements extending beyond the initial warranty period of one year, royalty fees from third parties for the use of our proprietary communications protocol charged on a one-time basis for each satellite subscriber communicator connected to our M2M data communications system and fees from providing engineering, technical and management support services to customers. Service revenues include AIS data transmissions.

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

Revenue Recognition for Arrangements with Multiple Deliverables

We enter into arrangements with customers that include multiple deliverables, which typically include subscriber communicators, monthly usage fees and optional extended warranty service agreements. We evaluate and separate each deliverable to determine whether it represents a separate unit of accounting if the following criteria are met:

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

Costs and expenses

We operate a 26 low-Earth orbit or LEO satellites, 2 AIS microsatellites, fifteen gateway earth stations, three AIS data reception earth stations, and three regional gateway control centers. Satellite-based communications systems are typically characterized by high initial capital expenditures and relatively low marginal costs for providing service. Because we acquired substantially all of our existing LEO satellites and network assets from ORBCOMM Global L.P. for a fraction of their original cost in a bankruptcy court-approved sale, we have benefited from lower amortization of capital costs than if the assets were acquired at ORBCOMM Global L.P.’s original cost. The LEO satellites became fully depreciated during the fourth quarter of 2006.

We currently anticipate that when the next-generation satellites are placed in service they will be depreciated over a period of ten years representing the estimated operational lives of the satellites.

Satellite impairments and insurance recovery

On October 7, 2012, the first prototype of the next-generation satellites was launched on the Cargo Re-Supply Services mission aboard the SpaceX Falcon 9 launch vehicle from Cape Canaveral, FL. The prototype satellite flying as a secondary payload on this mission was separated from the Falcon 9 launch vehicle. However, due to an anomaly on one of the Falcon 9’s first stage engines, the rocket did not comply with a pre-planned International Space Station safety gate to allow it to execute the second burn. For this reason, the next-generation prototype was deployed into a lower orbit as the result of a pre-imposed safety check required by NASA. As a result of the lower than intended orbit, the prototype satellite de-orbited on October 10, 2012 despite all available efforts to raise the orbit using the satellite’s on-board propulsion system. As a result, we recognized during the fourth quarter of 2012 an impairment charge of $9.8 million.

On December 7, 2012, we received $10.0 million from the insurer in connection with the settlement of an insurance claim arising from the loss of the prototype satellite, which represented the full amount recoverable under the insurance policy. As a result, we recorded during the fourth quarter of 2012 an insurance recovery-satellite network of $10.0 million in our consolidated statements of operations.

On June 19, 2008, the Coast Guard demonstration satellite and five quick-launch satellites were launched. Due to continued delays associated with the construction of the final quick-launch satellite #6, we were retaining it for future deployment. Communications capability for all of the quick-launch satellites and the Coast Guard demonstration satellite that were launched in June 2008 were lost in 2009. We impaired the full cost of quick-launch satellite #6, in September 2010, coincident with the signing of the AIS deployment agreement. As a result, we recognized a non-cash impairment charge of $6.5 million relating to quick-launch satellite #6 in our consolidated statements of operations in 2010.

Acquisition costs and loss on other investment

Acquisition-related costs directly relate to the acquisitions of LMS in 2012 and StarTrak in 2011. These costs include professional services expenses. For the years ended December 31, 2012 and 2011 acquisition-related costs were $0.7 million and $1.6 million, respectively. In connection with the acquisition of StarTrak, we recognized a loss of $0.3 million on the disposition of our investment in Alanco for the difference between the fair value and the carrying value. The amount of the loss was recorded in other income (expense) in our consolidated statements of operations for year ended December 31, 2011.

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

Operating expenses

We incur expenses associated with the operation of our communications system and the development and support of new applications, as well as sales, marketing, engineering and administrative expenses related to the operation of our business. As of December 31, 2012, we have 162 employees.

Critical Accounting Policies and Estimates

Our discussion and analysis of our results of operations, liquidity and capital resources are based on our consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, accounts receivable, accounting for business combinations, goodwill, satellite network and other equipment, long-lived assets, capitalized development costs, income taxes, warranty costs, loss contingencies and the value of securities underlying stock-based compensation. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from our estimates and could have a significant adverse effect on our results of operations and financial position. We believe the following critical accounting policies affect our more significant estimates and judgments in the preparation of our consolidated financial statements.

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

Assets under construction primarily consist of milestone payments pursuant to procurement agreements, which include the design, development, launch and other direct costs relating to the construction of the satellites and upgrades to the Company’s infrastructure and the Ground Component. Once these assets are placed in service they will be transferred to satellite network and then depreciation will be recognized using the straight-line method over the estimated lives of the assets. No depreciation has been recorded on these assets as of December 31, 2012.

We capitalize interest on our note payable issued in 2011 during the construction period of our next-generation satellites. Capitalized interest is added to the cost of our next-generation satellites.

Accounting for Business Combinations

We account for business combinations pursuant to FASB Topic ASC 805, “Business Combinations”. In accordance with ASC 805, the estimated purchase price was allocated to intangible assets and identifiable assets acquired and liabilities assumed based on their relative fair values. The excess of the purchase price over the net tangible and intangible assets and liabilities assumed was recorded as goodwill. We make significant assumptions and estimates in determining the preliminary estimated purchase price and the preliminary allocation of the estimated purchase in the consolidated financial statements. These preliminary estimates and assumptions are subject to change as we finalize the valuations. The final valuations may change significantly from the preliminary estimates. Although we believe the assumptions and estimates we have made have been reasonable and appropriate, they are based, in part, on historical experience, information obtained from the management of the acquired companies and future expectations. Examples of critical estimates in accounting for our acquisitions include but are not limited to:

•	We estimated the fair value of the contingent earn-out consideration using a probability-weighted discounted cash flow model based upon the expected achievement of earn-outs;

•	the future expected cash flows from revenues of the intangible assets acquired;

•	the estimated useful lives of the intangible assets acquired; and

•	the discount rates.

Goodwill

Goodwill represents the excess of the purchase price over the underlying net tangible and intangible assets of our acquisitions. Goodwill is not amortized, but is tested for impairment on an annual basis and between annual tests whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Goodwill is tested at the reporting unit level, which is defined as an operating segment or one level below the operating segment. We operate in one operating segment which is our only reporting unit.

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

We periodically analyze whether any such indicators of impairment exist. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators include a sustained and significant decline in our stock price and market capitalization, a decline in our expected future cash flows, a significant adverse change in legal factors or in the business climate and unanticipated competition. Goodwill is assessed annually, at November 30, for impairment and in interim periods if certain events occur indicating that the carrying value may be impaired. There was no impairment for the years ended December 31, 2012 and 2011.

Long-lived assets

Management reviews long-lived assets for impairment, whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. In connection with this review, we reevaluate the periods of depreciation and amortization. We recognize an impairment loss when the sum of the future undiscounted net cash flows expected to be realized from the asset is less than its carrying amount. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value, which is determined using the projected discounted future net cash flows. We measure fair value by discounting estimated future net cash flows using an appropriate discount rate. Considerable judgment is necessary to estimate the fair value of the assets and accordingly, actual results could vary significantly from such estimates. Our most significant estimates and judgments relating to the long-lived asset impairments include the timing and amount of projected future cash flows and the discount rate selected to measure the risks inherent in future cash flows.

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

During the years ended December 31, 2012, 2011 and 2010, we had no significant unrecognized tax benefits. We are subject to U.S. Federal and state examinations by tax authorities for all years from 2009. We do not expect any significant changes to its unrecognized tax positions during the next twelve months.

Warranty Costs

As a result of our acquisitions, we acquired warranty obligations on product sales, which provide for costs to replace or fix the product. One-year warranty coverage is accrued on product sales which provide for costs to replace or fix the product. Our analysis of the warranty liabilities associated with the one-year warranty coverage are estimated based on historical costs of the acquired companies to replace or fix products for customers, and may require additional liability for warranty coverage for other specific claims that are expected to be incurred within the next twelve months, for which it is estimated that customers may have a warranty claim. If we determine that adjustments to these amounts are required during the remainder of the measurement period such amounts will be recorded as an adjustment to goodwill.

For the warranty costs subsequent to the acquisition date, we accrue for one-year warranty coverage on product sales estimated at the time of sale based on historical costs to repair or replace products for customers compared to historical product revenues. Accrual estimates may differ from actual results and adjustments to the estimated warranty liability would be required.

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

Share-based Compensation

Our share-based compensation plans consist of the 2006 Long-Term Incentives Plan (the “2006 LTIP”) and the 2004 Stock Option Plan. The 2006 LTIP approved by our stockholders in September 2006, provides for the grants of non-qualified stock options, stock appreciation rights (“SARs”), common stock, restricted stock, restricted stock units (“RSUs”), performance units and performance shares to our employees and non-employee directors. The 2004 Stock Option Plan, adopted in 2004, provides for the grants of non-qualified and incentive stock options to officers, directors, employees and consultants. We did not grant any stock options in 2012, 2011 and 2010.

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

For the years ended December 31, 2012, 2011 and 2010, we recognized $1.8 million, $1.9 million and $2.2 million of stock-based compensation expense, respectively. As of December 31, 2012, we had an aggregate of $1.9 million of unrecognized compensation costs for all share-based payment arrangements.

We expect that our planned use of share-based payment arrangements will continue to be a significant expense for us in future periods. We have not recognized, and do not expect to recognize in the near future, any significant tax benefit related to employee stock-based compensation expense as a result of the valuation allowance on our net deferred tax assets and net operating loss carryforwards generated in the U.S.

The fair value of each time and performance SAR award is estimated on the date of grant using the Black-Scholes option pricing model with the assumptions described below for the periods indicated. Depending how long our common stock has been publicly traded at the grant date the expected volatility was based either on (i) an average of our historical volatility over the expected terms of the SAR awards and the comparable publicly traded companies historical volatility or (ii) our historical volatility over the expected terms of SAR awards. We use the “simplified” method to determine the expected terms of SARs due to a limited history of exercises. Estimated forfeitures were based on voluntary and involuntary termination behavior as well as analysis of actual forfeitures. The risk-free interest rate was based on the U.S. Treasury yield curve at the time of the grant over the expected term of the SAR grants.

Years ended December 31,
	2012	2011	2010
Risk-free interest rate	.11% to 1.41%	1.00% to 2.65%	1.77% to 2.65%
Expected life (years)	5.5 and 6.0	5.5 and 6.0	5.5 and 6.0
Estimated volatility factor	71.18% to 74.34%	64.15% to 74.34%	83.30% to 85.95%
Expected dividends	None	None	None

The grant date fair values of the RSU awards granted in 2012, 2011 and 2010 are based upon the closing stock price of our common stock on the date of grant.

Results of Operations

Revenues

The table below presents our revenues (in thousands) for the years ending December 31, 2012, 2011 and 2010, together with the percentage of total revenue represented by each revenue category:

	Years ended December 31,
	2012		2011		2010
		% of Total		% of Total		% of Total
Service revenues	$49,026	76.0%	$37,513	81.0%	$34,257	93.4%
Product sales	15,472	24.0%	8,793	19.0%	2,419	6.6%

	$64,498	100.0%	$46,306	100.0%	$36,676	100.0%

2012 vs. 2011:    Total revenues for 2012 increased $18.2 million, or 39.3%, to $64.5 million from $46.3 million in 2011

2011 vs. 2010:    Total revenues for 2011 increased $9.6 million, or 26.3%, to $46.3 million from $36.7 million in 2010.

Service revenues

2012 vs. 2011:    Service revenues increased $11.5 million in 2012, or 30.7%, to $49.0 million from $37.5 million in 2011. The increase in service revenues in 2012 over 2011 were primarily due to an increase in satellite and terrestrial revenues of $9.1 million primarily from an increase in messaging service due to increases in billable subscriber communicators and usage by some customers, which includes $6.4 million from acquisitions. Service revenues also increased because of an increase in AIS revenue of $2.0 million. As of December 31, 2012, we had approximately 759,000 billable subscriber communicators compared to approximately 648,000 billable subscriber communicators as of December 31, 2011, an increase of 17.1%.

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

Product sales

2012 vs. 2011:    Revenues from product sales increased $6.7 million in 2012, or 75.9%, to $15.5 million from $8.8 million in 2011. The increase was primarily due to $4.6 million from acquisitions and $2.1 million sales to customers at our Japanese subsidiary.

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

2012 vs. 2011:    Costs of services increased by $4.6 million, or 29.0%, to $20.4 million in 2012 from $15.8 in 2011. The increase was primarily due from acquisitions. As a percentage of service revenues, cost of services were 41.5% in 2012 compared to 42.1% in 2011. The decrease in cost of services as a percentage of service revenues was primarily due to an increase in service revenues.

2011 vs. 2010:    Costs of services increased by $3.1 million, or 24.5%, to $15.8 million in 2011 from $12.7 in 2010. The increase was primarily due from the acquisition of StarTrak. As a percentage of service revenues, cost of services were 42.1% in 2011 compared to 37.0% in 2010. The increase in cost of services as a percentage of service revenues was primarily due to recognizing the remaining AIS deferred professional services revenues in 2010 that were prepaid as the agreement with the USCG expired.

Costs of product sales

Costs of products includes the purchase price of subscriber communicators and SIMS sold, costs of warranty obligations, shipping charges, depreciation and amortization as well as operational costs to fulfill customer orders, including costs for employees.

2012 vs. 2011:    Costs of product sales increased by $3.5 million, or 53.7% to $10.2 million in 2012 from $6.7 million in 2011. The increase was primarily due from acquisitions. We had a gross profit from product sales (revenues from product sales minus costs of product sales) of $5.2 million in 2012 compared to a gross profit from product sales of $2.1 million in 2011. The increase in gross profit from product sales was primarily due to $1.9 million from acquisitions and $1.2 million primarily due to an increase in product sales to customers at our Japanese subsidiary.

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

2012 vs. 2011:    Selling, general and administrative expenses increased by $1.8 million, or 9.1%, to $21.9 million in 2012 from $20.0 million in 2011. The increase was primarily due from acquisitions

2011 vs. 2010:    Selling, general and administrative expenses increased by $3.3 million, or 19.8%, to $20.0 million in 2011 from $16.7 million in 2010. The increase was primarily due from StarTrak.

Product development expenses

Product development expenses consist primarily of the expenses associated with our engineering team, along with the cost of third parties that are contracted to support our current applications.

2012 vs. 2011:    Product development expenses in 2012 and 2011 were $2.5 million and $1.2 million, respectively. The increase was primarily due from acquisitions.

2011 vs. 2010:    Product development expenses in 2011 and 2010 were $1.2 million and $0.7 million, respectively. The increase was primarily due from StarTrak.

Acquisition costs

Acquisition-related costs directly related to the acquisitions of StarTrak and LMS include professional services expenses.

Impairment charges and insurance recovery — satellite network

On October 7, 2012, the first prototype of the next-generation satellites was launched on the Cargo Re-Supply Services mission aboard the SpaceX Falcon 9 launch vehicle from Cape Canaveral, FL. The prototype satellite flying as a secondary payload on this mission was separated from the Falcon 9 launch vehicle. However, due to an anomaly on one of the Falcon 9’s first stage engines, the rocket did not comply with a pre-planned International Space Station safety gate to allow it to execute the second burn. For this reason, the next-generation prototype was deployed into a lower orbit as the result of a pre-imposed safety check required by NASA. As a result of the lower than intended orbit, the prototype satellite de-orbited on October 10, 2012 despite all available efforts to raise the orbit using the satellite’s on-board propulsion system. As a result, we recognized during the fourth quarter of 2012 an impairment charge of $9.8 million.

On December 7, 2012, we received $10.0 million from the insurer in connection with the settlement of an insurance claim arising from the loss of the prototype satellite, which represented the full amount recoverable under the insurance policy. As a result, we recorded an insurance recovery-satellite network of $10.0 million in our consolidated statements of operations.

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

2012 vs. 2011:    Other income was $1.2 million compared to other expense of $0.2 million in 2011. The increase is primarily due to a $1.1 million gain on extinguishment of debt in connection with Satcom’s note holders in 2012 and a loss of $0.3 million on the disposition of our investment in Alanco, incurred in connection with the acquisition of StarTrak, for the difference between the fair value and the carrying value in 2011.

2011 vs. 2010:    Other expense was $0.2 million in 2011 compared to other income of less than $0.1 million in 2010. The change is primarily due to a loss of $0.3 million on the disposition of our investment in Alanco, incurred in connection with the acquisition of StarTrak for the difference between the fair value and the carrying value.

Income (loss) from continuing operations before income taxes

2012 vs. 2011:    We have income from continuing operations before income taxes of $10.3 million in 2012, compared to income before income taxes of $0.8 million in 2011.

2011 vs. 2010:    We have income from continuing operations before income taxes of $0.8 million in 2011, compared to a loss from continuing operations before income taxes of $1.4 million in 2010. In 2011, our income from continuing operations included acquisition-related costs and the loss on disposition of our investment in Alanco of $1.9 million.

Income taxes (benefit)

In 2012, we recorded income taxes of $1.4 million, which was primarily due to a foreign income tax expense of $1.1 million from income generated by our subsidiary ORBCOMM Japan operating in Japan and $0.3 million of alternative minimum tax.

In 2011, we recorded income taxes of $0.8 million, which was primarily due to a foreign income tax expense of $0.7 million from income generated by our subsidiary ORBCOMM Japan operating in Japan and $0.1 million from the amortization of tax goodwill generated from the acquisition of StarTrak.

In 2010, we recorded an income tax benefit of $0.2 million, which was primarily due to reversing $0.3 million of the valuation allowance on deferred tax assets related to ORBCOMM Japan during the quarter ended December 31, 2010. The primary evidence used in determining to reverse the valuation allowance was that ORBCOMM Japan has had positive cumulative earnings since 2008. Other positive evidence included: ORBCOMM Japan’s forecast which indicated that its positive earnings would continue in the long-term and the utilization of its net operating loss carryforwards before expiration. The valuation allowance was originally established in 2008 based primarily on negative evidence of ORBCOMM Japan’s limited operating history following its reorganization.

Income (loss) from continuing operations

2012 vs. 2011:    We have income from continuing operations of $8.9 million in 2012 compared to a loss from continuing operations of $0.1 million in 2011. The increase in revenues in 2012 were the significant factor in contributing to the improvement in 2012.

2011 vs. 2010:    We have a loss from continuing operations of $0.1 million in 2011 compared to a loss from continuing operations of $1.2 million in 2010. The acquisition-related costs and loss on disposition of our investment in Alanco of $1.9 million and the provision for income taxes described above were the significant factors in contributing to the loss in 2011.

Loss from discontinued operations

In 2010 the loss from discontinued operations was $3.8 million, which was primarily due to a non-cash impairment charge of $3.3 million related to the sale of Stellar on August 5, 2010.

Net income (loss)

2012 vs. 2011:    We have net income of $8.9 million in 2012 compared to a net loss of $0.1 million in 2011. The increase in revenues in 2012 were the significant factor in contributing to the improvement in 2012.

2011 vs. 2010:    We have a net loss of $0.1 million in 2011, compared to a net loss of $4.9 million in 2010.

Noncontrolling interests

Noncontrolling interests relate to earnings and losses attributable to noncontrolling shareholders.

Net income (loss) attributable to ORBCOMM Inc.

2012 vs. 2011:    We have net income attributable to our company of $8.7 million in 2012, compared to a net loss of less than $0.1 million in 2011. The increase in revenues in 2012 was the significant factor in contributing to the improvement in 2012.

2011 vs. 2010: We have a net loss attributable to our company of less than $0.1 million in 2011, compared to a net loss of $5.2 million in 2010. The acquisition-related costs and loss on disposition of our investment in Alanco of $1.9 million and the provision for income taxes were the significant factors in contributing to the loss in 2011.

Net income (loss) attributable to ORBCOMM Inc. common stockholders

The net income attributable to our common stockholders in 2012 and the net loss attributable to our common stockholders in 2011 includes dividends of $0.1 million and less than $0.1 million, respectively, paid in shares of the Series A convertible preferred stock issued in connection with the acquisition of StarTrak.

Liquidity and Capital Resources

Overview

Our liquidity requirements arise from our working capital needs and to fund capital expenditures to support our current operations, and facilitate growth and expansion. We have financed our operations and expansion mostly from sales of our common stock through public offerings and private placements of debt, convertible redeemable preferred stock and common stock. We had net income in 2012 but have incurred losses through 2011 and at December 31, 2012 we have an accumulated deficit of $68.0 million. As of December 31, 2012, our primary source of liquidity consisted of cash, cash equivalents, restricted cash and marketable securities totaling $64.9 million. In addition, on January 4, 2013, we issued $45 million aggregate principal amount of Senior Notes due on January 4, 2018.

Operating activities

Cash provided by our operating activities in 2012 was $13.9 million resulting from net income of $8.9 million, supplemented by non-cash items including $4.8 million for depreciation and amortization and $1.8 million for stock-based compensation, offset by a $1.2 million gain on extinguishment of debt and accounts payable. Working capital activities primarily consisted of a net use of cash of $1.6 million for an increase in accounts receivable primarily due to the increase in revenues.

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

Investing activities

Cash used in our investing activities in 2012 was $12.3 million, resulting from $4.0 million in consideration paid to acquire LMS, capital expenditures of $36.6 million and purchases of marketable securities of $52.5 million, offset by proceeds received from the maturities of marketable securities totaling $69.7 million, insurance recovery-satellite network of $10.0 million and releasing $1.0 million in restricted cash.

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

Financing activities

Cash used in our financing activities in 2012 was $1.2 million, resulting from ORBCOMM’S purchase of noncontrolling ownership interests in Satcom of $0.2 million, Satcom’s repayment of $0.3 million in notes payable and $0.8 million in principal payments of capital leases and a note payable.

Cash used in our financing activities in 2011 was $0.2 million, resulting primarily from the principal payment on the 6% secured promissory note payable.

Cash used in our financing activities of continuing operations in 2010 was $0.8 million, resulting from the purchase of the noncontrolling ownership interests of ORBCOMM Japan.

Future Liquidity and Capital Resource Requirements

We expect cash flows from operating activities, along with our existing cash, cash equivalents, restricted cash and marketable securities along with the proceeds we received on January 4, 2013 from the issuance of the $45 million Senior Notes will be sufficient to provide working capital and to fund capital expenditures, which primarily includes milestone payments under the procurement agreements for the next-generation satellite over the next twelve months.

$45 million 9.5% Senior Notes

On January 4, 2013, we issued $45 million aggregate principal amount of Senior Notes due on January 4, 2018. Interest is payable quarterly at a rate of 9.5% per annum. The Senior Notes are secured by a first priority security interest in substantially all of our and subsidiaries’ assets. The covenants in the Senior Notes limits our ability among other things to, incur additional indebtedness and liens, to sell, transfer, lease or otherwise dispose of our subsidiaries assets, merge or consolidate with other companies. We are also required to obtain launch and one year in-orbit insurance for our next-generation satellites under the terms of the Senior Notes. We must also comply with a maintenance covenant of either having available liquidity of $10 million (the sum of (a) cash and cash equivalents plus (b) the total amount available to be borrowed under a working capital facility) or a maximum leverage ratio (consolidated total debt to consolidated adjusted EBITDA, adjusted for stock-based compensation and certain other non-cash items and other agreed upon other charges) of not more than 4.5 to 1.0.

As of December 31, 2012, our subsidiary in Japan had approximately $6.8 million in cash. In January 2013, we received approximately $5.3 million in cash that was repatriated to the United States. The remaining undistributed earnings of our Japan subsidiary are considered permanently reinvested.

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2012 and the effect that those obligations are expected to have on our liquidity and cash flows in future periods:

	Payment due by Period
	Total	Less than 1 year	1 to 3 Years	3 to 5 Years	After 5 Years
Next-generation satellite launches(1)	$88,733	$46,073	$42,660	$—	$—
AIS satellite deployment and license agreement(2)	364	182	182	—	—
Operating leases(3)	7,552	1,927	1,891	1,569	2,165
$3,900,000 6% secured promissory note payable(4)	3,450	3,450	—	—	—

	$100,099	$51,632	$44,733	$1,569	$2,165

(1)	Amounts represent payments to Sierra Nevada Corporation and Space Exploration Technologies Corp., but excludes the cost of launch plus one year in-orbit insurance for the next-generation satellites which we are obligated to obtain under the terms of the Senior Notes. We expect to obtain the required insurance prior to each of the two launches.

(2)	Amounts represent lease payments in connection with our 2 AIS Microsatellites.

(3)	Amounts represent future minimum payments under operating leases for our office spaces and other facilities under operating leases for our office spaces and other facilities.

(4)	Amount repaid in January 2013.

The table does not include the issuance of the $45 million Senior Notes on January 4, 2013, which provides for annual interest payments of $4.2 million and the principal balance due in January 2018.

Off-Balance sheet Arrangements

None

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

We do not have any material interest rate risk.

Effects of inflation risk

Overall, we believe that the impact of inflation risk on our business will not be significant.

Foreign currency risk

The majority of our revenues and expenses are transacted in U.S. dollars. Due to the acquisition of ORBCOMM Japan, we have foreign exchange exposures to non-U.S. dollar revenues. For the years ended December 31, 2012 and 2011, revenues denominated in foreign currencies were approximately 13.9% and 14.9% of total revenues, respectively. For the year ended December 31, 2012, our revenues would have decreased by approximately 1.3% if the U.S. dollar would have strengthened by 10%.

We have assets and liabilities denominated in foreign currencies. A hypothetical change in the fair value of these assets and liabilities from an increase (decrease) of 10% of the U.S. dollar would be an increase (decrease) of approximately $0.2 million.

Concentration of credit risk

The following table presents customers with revenues greater than 10% of our consolidated total revenues.

	Years ended December 31,
	2012	2011	2010
Caterpillar Inc.	17.7%	21.7%	12.8%
Komatsu Ltd.	12.0%	14.7%	13.1%
Hitachi Construction Machinery Co., Ltd.	—	10.2%	11.3%
Asset Intelligence	—	—	11.7%

As of December 31, 2012, we have marketable securities which consist of U.S. government and agency obligations, corporate obligations and FDIC-backed certificates of deposit debt securities totaling $28 million. The primary objectives of our investment activities are to preserve capital, maintain sufficient liquidity to meet operating requirements while at the same time maximizing income we receive from our investments without significantly increasing our risk. Due to the high investment quality and short duration of these marketable securities, we do not believe that we have any material exposure to changes in the fair value as a result of changes in interest rates. Declines in interest rates, however will reduce future income. A hypothetical 1% movement in market interest rates would not have a significant impact on interest income.

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

In connection with preparation of this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of the acquisition of LMS (“Acquired Business”), we have begun to integrate certain business processes and systems of the Acquired Business. Accordingly, certain changes have been made and will continue to be made to our internal control over financial reporting until such time as this integration is complete. In reliance on interpretive guidance issued by the SEC staff management has chosen to exclude from its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012, the Acquired Business’ internal control over financial reporting associated with assets of $2.3 million representing 1.1% of consolidated assets, and revenue of $5.5 million, representing 8.6% of consolidated revenues, included in our consolidated financial statements as of and for the year ended December 31, 2012, and will include its assessment of internal control over financial reporting for the Acquired Business in our Annual Report on Form 10-K for our fiscal year ending December 31, 2013. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2012. The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its attestation report which is included below.

Changes in Internal Control over Financial Reporting

We reviewed our internal control over financial reporting at December 31, 2012. As a result of the acquisition of LMS, we have begun to integrate certain business processes and systems of the Acquired Business. Accordingly, certain changes have been made and will continue to be made to our internal control over financial reporting until such time as this integration is complete.

There have been no other changes in our internal control over financial reporting identified in an evaluation thereof that occurred during the last fiscal quarter of 2012 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

ORBCOMM Inc.:

We have audited ORBCOMM Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, ORBCOMM Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

ORBCOMM Inc. acquired the net assets of LMS during 2012, and management excluded from its assessment of the effectiveness of ORBCOMM Inc.’s internal control over financial reporting as of December 31, 2012, LMS’s internal control over financial reporting associated with total assets of $2.3 million, representing 1.1% of consolidated assets, and revenues of $5.5 million, representing 8.6% of consolidated revenues, included in the consolidated financial statements of ORBCOMM Inc. and subsidiaries as of and for the year ended December 31, 2012. Our audit of internal control over financial reporting of ORBCOMM Inc. also excluded an evaluation of the internal control over financial reporting of LMS.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ORBCOMM Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), cash flows and changes in equity for each of the years in the three-year period ended December 31, 2012, and our report dated March 18, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

New York, New York

March 18, 2013

Item 9B.    Other information

MobileNet Acquisition:

On March 13, 2013, ORBCOMM Inc. (“ORBCOMM”) and MobileNet, Inc. (“MobileNet”), William J. Purdie III and Ruby W. Purdie (MobileNet, Mr. Purdie and Ms. Purdie are collectively referred to as the “Sellers”), entered into an Asset Purchase Agreement (the “MobileNet APA”) for ORBCOMM to purchase substantially all of the assets of MobileNet.

The consideration payable by ORBCOMM at the closing with respect to substantially all the assets of MobileNet is equal to the aggregate amount of $5,000,000 (the “Closing Consideration”) in cash and common stock as follows:

(i)	Cash consideration in an amount equal to $3,500,000;

(ii)	Issuance and delivery to MobileNet of 329,344 shares of ORBCOMM common stock (based on the amount of $1,500,000 divided by the average 20-day closing price of ORBCOMM common stock prior to the execution of the MobileNet APA (the “Average Price”));

(iii)	Issuance and delivery to Computershare Trust Company, N.A., as escrow agent, of 164,672 shares of ORBCOMM common stock (based on the amount of $750,000 divided by the Average Price), which escrowed shares will be available to pay certain indemnification obligations of the Sellers to ORBCOMM; and

(iv)	Assumption by ORBCOMM of certain specified assumed liabilities, generally consisting of liabilities arising after the closing date and liabilities reflected in the closing working capital calculation.

In addition to the Closing Consideration, contingent consideration is payable by ORBCOMM if service revenues attributable to the MobileNet business for either of the two one year periods after the closing are in excess of the specified baseline amount, then ORBCOMM shall pay to MobileNet an amount equal to (i) fifty percent (50%) of the first $2,000,000 of such excess amount for such earnout period and (ii) thirty-five percent (35%) of any amount of such excess amount for such earnout period which is greater than $2,000,000 (the “Earnout Amounts”).

Up to fifty percent (50%) of such payments of the Earnout Amounts, if and when earned, may be paid in shares of ORBCOMM common stock (at ORBCOMM’s option) valued at the 20-day trailing average closing price for the 20 trading days ending on the last trading day of the earnout period in question on the NASDAQ exchange, with the balance payable in cash.

The MobileNet APA contains customary representations, warranties and covenants. The representations and warranties generally survive the closing for fifteen (15) months.

Each party’s obligation to close the transactions contemplated by the MobileNet APA is subject to customary closing conditions, including obtaining certain third party consents to the transactions and each party’s satisfaction with the results of their due diligence investigation of the other party.

The MobileNet APA can be terminated by both parties if not consummated by April 30, 2013.

GlobalTrak Acquisition:

On March 13, 2013, ORBCOMM and System Planning Corporation (“SPC”), entered into an Asset Purchase Agreement (the “GlobalTrak APA”) for ORBCOMM to purchase substantially all of the assets of SPC’s GlobalTrak division. The consideration payable by ORBCOMM at the closing with respect to substantially all the assets of GlobalTrak is equal to the aggregate amount of $2,750,000 in cash, of which $500,000 will be deposited in escrow with a third party escrow agent. ORBCOMM will also assume certain specified assumed liabilities, generally consisting of liabilities arising after the closing date and liabilities reflected in the closing working capital calculation.

The GlobalTrak APA contains customary representations, warranties and covenants. The representations and warranties generally survive the closing for fifteen (15) months.

Each party’s obligation to close the transactions contemplated by the GlobalTrak APA is subject to customary closing conditions, including obtaining certain third party consents to the transactions and ORBCOMM’s satisfaction with the results of its due diligence investigation of the GlobalTrak business.

The GlobalTrak APA can be terminated by both parties if not consummated by June 30, 2013.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Identification of Directors

Reference is made to the information regarding directors under the heading “Election of Directors (Proposal 1)” in the Proxy Statement for our 2013 Annual Meeting of stockholders to be held on April 25, 2013 (the “2013 Proxy Statement”), which information is hereby incorporated by reference.

Identification of Executive Officers

Reference is made to the information regarding executive officers under the heading “Executive Officers of the Registrant” in Part I, Item 1 of this Annual Report on Form 10-K.

Identification of Audit Committee and Audit Committee Financial Expert

Reference is made to the information regarding directors under the heading “Election of Directors (Proposal 1) Board of Directors and Committees — Audit Committee” in our 2013 Proxy Statement, which information hereby is incorporated by reference.

Material Changes to Procedures for Recommending Directors

Reference is made to the information regarding directors under the heading “Election of Directors (Proposal 1)” in our 2013 Proxy Statement, which information is hereby incorporated by reference.

Compliance with Section 16(a) of the Exchange Act

Reference is made to the information under the heading “Section 16(a) Beneficial Ownership Reporting Compliance — Board of Directors and Committees” in our 2013 Proxy Statement, which information is hereby incorporated by reference.

Code of Ethics

We have adopted a code of ethics, or Code of Business Conduct, to comply with the rules of the SEC and Nasdaq. Our Code of Business Conduct applies to our directors, officers and employees, including our principal executive officer and senior financial officers. A copy of our Code of Business Conduct is maintained on our website at www.orbcomm.com.

Item 11.    Executive Compensation

Reference is made to the information under the heading “Executive Compensation” in our 2013 Proxy Statement, which information is hereby incorporated by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership

Reference is made to the information under the heading “Security Ownership of Certain Beneficial Owners and Management” in our 2013 Proxy Statement, which information is hereby incorporated by reference.

Equity Compensation Plan Information

Reference is made to the information under the heading “Equity Compensation Plan Information” in our 2013 Proxy Statement, which information is hereby incorporated by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Reference is made to the information under the heading “Certain Relationships and Transactions with Related Persons” in our 2013 Proxy Statement, which information is hereby incorporated by reference.

Item 14.    Principal Accountant Fees and Services

Reference is made to the information under the heading “Ratification of Selection of Independent Registered Public Accounting Firm (Proposal 2) — Principal Accountant Fees” in our 2013 Proxy Statement, which information is hereby incorporated by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, ORBCOMM Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Rochelle Park, State of New Jersey, on March 18, 2013.

ORBCOMM Inc.

By:	/s/ Marc J. Eisenberg
Marc J. Eisenberg
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 18, 2013 by the following persons in the capacities indicated:

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

ORBCOMM Inc.:

We have audited the accompanying consolidated balance sheets of ORBCOMM Inc. and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), cash flows and changes in equity for each of the years in the three-year period ended December 31, 2012. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule, “Schedule II — Valuation and Qualifying Accounts.” These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ORBCOMM Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 18, 2013 expressed an unqualified opinion on the effectiveness of ORBCOMM Inc. and subsidiaries’ internal control over financial reporting.

/s/ KPMG LLP

New York, New York

March 18, 2013

ORBCOMM Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$34,783	$35,061
Restricted cash	—	1,000
Marketable securities	27,969	45,973
Accounts receivable, net of allowances for doubtful accounts of $300 and $300	10,703	7,946
Inventories	3,748	2,815
Prepaid expenses and other current assets	1,484	1,660
Deferred income taxes	164	912

Total current assets	78,851	95,367
Satellite network and other equipment, net	101,208	79,771
Goodwill	14,740	11,131
Intangible assets, net	7,791	7,125
Restricted cash	2,195	2,220
Other assets	1,583	1,419
Deferred income taxes	398	136

Total assets	$206,766	$197,169

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,899	$2,641
Accrued liabilities	11,271	14,127
Current portion of note payable	—	250
Current portion of deferred revenue	2,394	2,099

Total current liabilities	16,564	19,117
Note payable — related party	1,503	1,480
Note payable, net of current portion	3,398	3,376
Deferred revenue, net of current portion	1,959	1,570
Deferred tax liabilities	397	823
Other liabilities	557	226

Total liabilities	24,378	26,592

Commitments and contingencies
Equity:
ORBCOMM Inc. stockholders’ equity
Preferred Stock Series A, par value $0.001; 1,000,000 shares authorized; 161,359 and 186,265 shares issued and outstanding	1,612	1,861
Common stock, par value $0.001; 250,000,000 shares authorized; 46,783,568 and 45,668,527 shares issued	47	46
Additional paid-in capital	248,469	244,543
Accumulated other comprehensive income	633	1,352
Accumulated deficit	(67,956)	(76,629)
Less treasury stock, at cost, 29,990 shares at December 31, 2012 and 0 shares at December 31, 2011	(96)	—

Total ORBCOMM Inc. stockholders’ equity	182,709	171,173
Noncontrolling interests	(321)	(596)

Total equity	182,388	170,577

Total liabilities and equity	$206,766	$197,169

See notes to consolidated financial statements.

ORBCOMM Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	Years ended December 31,
	2012	2011	2010
Revenues:
Service revenues	$49,026	$37,513	$34,257
Product sales	15,472	8,793	2,419

Total revenues	64,498	46,306	36,676

Costs and expenses (1):
Costs of services	20,355	15,784	12,683
Costs of product sales	10,236	6,656	1,511
Selling, general and administrative	21,853	20,036	16,728
Product development	2,459	1,237	663
Impairment charges-satellite network	9,793	—	6,509
Insurance recovery-satellite network	(10,000)	—	—
Acquisition-related costs	704	1,608	—

Total costs and expenses	55,400	45,321	38,094

Income (loss) from operations	9,098	985	(1,418)
Other income (expense):
Interest income	93	147	218
Other income (expense)	96	(197)	(16)
Gain on extinguishment of debt, net of expenses	1,062	—	—
Interest expense	(56)	(164)	(192)

Total other income (expense)	1,195	(214)	10

Income (loss) from continuing operations before income taxes	10,293	771	(1,408)
Income taxes (benefit)	1,390	827	(216)

Income (loss) from continuing operations	8,903	(56)	(1,192)
Loss from discontinued operations	—	—	(3,753)

Net income (loss)	8,903	(56)	(4,945)
Less: Net income (loss) attributable to the noncontrolling interests	161	(38)	224

Net income (loss) attributable to ORBCOMM Inc.	$8,742	$(18)	$(5,169)

Net income (loss) attributable to ORBCOMM Inc. common stockholders	$8,673	$(45)	$(5,169)

Net income (loss) attributable to ORBCOMM Inc.:
Income (loss) from continuing operations	$8,742	$(18)	$(1,416)
Loss from discontinued operations	—	—	(3,753)

Net income (loss) attributable to ORBCOMM Inc.	$8,742	$(18)	$(5,169)

Per share information-basic
Income (loss) from continuing operations	$0.19	$(0.00)	$(0.03)
Loss from discontinued operations	—	—	(0.09)

Net income (loss) attributable to ORBCOMM Inc.	$0.19	$(0.00)	$(0.12)

Per share information-diluted:
Income (loss) from continuing operations	$0.18	$(0.00)	$(0.03)
Loss from discontinued operations	—	—	(0.09)

Net income (loss) attributable to ORBCOMM Inc.	$0.18	$(0.00)	$(0.12)

Weighted average common shares outstanding:
Basic	46,635	44,579	42,586

Diluted	47,514	44,579	42,586

(1) Stock-based compensation included in costs and expenses:
Costs of services	$286	$131	$111
Costs of product sales	19	8	—
Selling, general and administrative	1,346	1,742	2,082
Product development	150	33	18

	$1,801	$1,914	$2,211

See notes to consolidated financial statements.

ORBCOMM Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Years ended December 31.
	2012	2011	2010
Net income (loss)	$8,903	$(56)	$(4,945)

Other comprehensive income (loss), net of tax-Foreign currency translation adjustments	(801)	259	729

Other comprehensive income (loss)	(801)	259	729

Comprehensive income (loss)	8,102	203	(4,216)

Less comprehensive income (loss) attributable to noncontrolling interests	(95)	5	(292)

Comprehensive income (loss) attributable to ORBCOMM Inc.	$8,197	$208	$(4,508)

See notes to condensed consolidated financial statements.

ORBCOMM Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$8,903	$(56)	$(4,945)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Allowance for doubtful accounts	12	(300)	(246)
Depreciation and amortization	4,824	4,995	4,317
Accretion on note payable — related party	—	98	131
Change in the fair value of acquisition-related contingent consideration	(150)	—	—
Amortization of the fair value adjustment related to warranty liabilities acquired through acquisitions	(200)	—	—
Loss on dispostion of other investment in Alanco	—	305	—
Stock-based compensation	1,801	1,914	2,211
Foreign exchange losses (gains)	(92)	(8)	47
Amortization of premium on marketable securities	765	1,219	1,164
Increase in fair value of indemnification assets	(103)	(10)	—
Deferred income taxes	26	46	(258)
Gain on extinguishment of debt and accounts payable	(1,214)	—	—
Amortization of transition shared services	114	—	—
Dividend received in common stock for other investment	—	(84)	(28)
Gain on settlement of vendor liabilities	—	—	(220)
Impairment charge and loss on sale of Stellar	—	—	3,306
Gain on insurance settlement-satellite network	(207)
Impairment charge-satellite network	—	—	6,509
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(1,615)	(1,507)	(1,440)
Inventories	318	(544)	(79)
Prepaid expenses and other assets	202	(50)	(64)
Accounts payable and accrued liabilities	191	535	(320)
Deferred revenue	608	(153)	(6,911)
Other liabilities	(238)	(93)	319

Net cash provided by operating activities of continuing operations	13,945	6,307	3,493

Net cash used in operating activities of discontinued operations	—	—	(51)

Net cash provided by operating activities	13,945	6,307	3,442

Cash flows from investing activities:
Capital expenditures	(36,570)	(7,881)	(7,171)
Purchases of marketable securities	(52,493)	(81,254)	(143,224)
Proceeds from maturities of marketable securities	69,732	101,963	100,303
Change in restricted cash	1,025	810	(50)
Purchase of other investment	—	—	(1,356)
Proceeds of insurance settlement-satellite network	10,000	—	—
Acquisition of net assets of LMS	(4,000)	—	—
Acquisition of net assets of StarTrak, net of cash acquired of $322	—	(1,876)	—

Net cash (used in) provided by investing activities of continuing operations	(12,306)	11,762	(51,498)

Net cash provided by investing activities of discontinued operations	—	—	48

Net cash (used in) provided by investing activities	(12,306)	11,762	(51,450)

ORBCOMM Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years ended December 31,
	2012	2011	2010
Cash flows from financing activities:
Purchase of ORBCOMM Japan’s shares from non-controlling interests	—	—	(768)
Purchase of noncontrolling ownership interests in Satcom International Group plc	(199)	—	—
Repayment of Satcom notes payable	(253)	—	—
Principal payment of note payable	(250)	(200)	—
Principal payments of capital leases	(507)	—	—
Payment upon exercise of SARs	—	(24)	—

Net cash used in financing activities	(1,209)	(224)	(768)

Effect of exchange rate changes on cash and cash equivalents	(708)	190	510

Net (decrease) increase in cash and cash equivalents	(278)	18,035	(48,266)
Cash and cash equivalents:
Beginning of year	35,061	17,026	65,292

End of year	$34,783	$35,061	$17,026

Supplemental disclosures of cash flow information:
Cash paid for
Interest	$242	$138	$—

Income taxes	$1,205	$25	$—

Supplemental cash flow disclosures (Note 22)

See notes to consolidated financial statements.

ORBCOMM Inc.

Consolidated Statements of Changes in Equity

Years ended December 31, 2012, 2011 and 2010

(in thousands, except share data)

	Series A convertible				Additional paid-in capital	Accumulated other comprehensive income (loss)
	Preferred stock		Common stock				Accumulated deficit	Treasury stock		Noncontrolling interests	Total equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balances, December 31, 2009	—	$—	42,455,531	$42	$230,512	$76	$(71,415)			$1,703	$160,918
Vesting of restricted stock units	—	—	161,419	1	—	—	—			—	1
Stock-based compensation	—	—	—	—	2,250	—	—			—	2,250
Net income (loss)	—	—	—	—	—	—	(5,169)			224	(4,945)
Purchase of ORBCOMM Japan’s shares from noncontrolling interests	—	—			1,363	389				(2,586)	(834)
Cumulative translation adjustment	—	—	—	—	—	661				68	729

Balances, December 31, 2010	—	$—	42,616,950	$43	$234,125	$1,126	$(76,584)	—	$—	$(591)	$158,119
Vesting of restricted stock units	—	—	148,290	—							—
Stock-based compensation	—	—	—	—	1,971						1,971
Common stock issued for payment of bonus	—	—	34,115	—	125						125
Issuance of Series A convertible preferred stock in connection with the acquisition of StarTrak	183,550	1,834									1,834
Issuance of common stock in connection with the acquisition of StarTrak			2,869,172	3	8,346						8,349
Series A convertible preferred stock dividend	2,715	27					(27)				—
Payment upon exercise of SARs					(24)						(24)
Net loss							(18)			(38)	(56)
Cumulative translation adjustment						226				33	259

Balances, December 31, 2011	186,265	$1,861	45,668,527	$46	$244,543	$1,352	$(76,629)	—	$—	$(596)	$170,577
Vesting of restricted stock units			143,334
Stock-based compensation					1,881						1,881
Conversion of Series A convertible preferred stock to common stock	(31,837)	(318)	53,152		318						—
Issuance of common stock in connection with the acquisition of LMS			645,162	1	2,122						2,123
Issuance of common stock in connection with the purchase of noncontrolling ownership interests in Satcom			263,133		(395)	16				180	(199)
Common stock redeemed through treasury from closing of escrow agreement								29,990	(96)		(96)
Exercise of SARs			10,260								—
Series A convertible preferred stock dividend	6,931	69					(69)				—
Net income							8,742			161	8,903
Foreign currency translation adjustments						(735)				(66)	(801)

Balances, December 31, 2012	161,359	$1,612	46,783,568	$47	$248,469	$633	$(67,956)	29,990	$(96)	$(321)	$182,388

See notes to consolidated financial statements.

Notes to consolidated financial statements

(In thousands, except share and per share amounts)

Note 1.    Organization and Business

ORBCOMM Inc. (“ORBCOMM” or the “Company”), a Delaware corporation, is a global wireless data communications company focused on machine-to-machine (“M2M”) communications. The Company’s services are designed to enable businesses and government agencies to track, monitor, and control and communicate with fixed and mobile assets. The Company operates a two-way global wireless data messaging system optimized for narrowband data communication. The Company also provides customers with technology to proactively monitor, manage and remotely control refrigerated transportation assets. This technology enables the Company to expand its global technology platform by transferring capabilities across new and existing vertical markets and deliver complementary products to our channel partners and resellers worldwide. The Company provides these services through a constellation of 26 owned low-Earth orbit, or LEO satellites, 2 AIS microsatellites and accompanying ground infrastructure, and also provides terrestrial-based cellular communication services through reseller agreements with major cellular wireless providers. The Company’s satellite-based system uses small, low power, fixed or mobile satellite subscriber communicators (“Communicators”) for connectivity, and cellular wireless subscriber identity modules, or SIMS, are connected to the cellular wireless providers’ networks, with data gathered over these systems is capable of being connected to other public or private networks, including the Internet (collectively, the “ORBCOMM System”).

Note 2.    Basis of Presentation

As of December 31, 2012, the Company’s consolidated balance sheet has an accumulated deficit of $67,956. As of December 31, 2012, the Company’s primary source of liquidity consisted of cash, cash equivalents, restricted cash and marketable securities totaling $64,947, which the Company believes will be sufficient to provide working capital and milestone payments for its next-generation satellites for the next twelve months.

Note 3.    Summary of Significant Accounting Policies

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned and majority-owned subsidiaries, and investments in variable interest entities in which the Company is determined to be the primary beneficiary. All significant intercompany accounts and transactions have been eliminated in consolidation. The portions of majority-owned subsidiaries that the Company does not own are reflected as noncontrolling interests in the consolidated balance sheet. Investments in entities over which the Company has the ability to exercise significant influence but does not have a controlling interest are accounted for under the equity method of accounting. The Company considers several factors in determining whether it has the ability to exercise significant influence with respect to investments, including, but not limited to, direct and indirect ownership level in the voting securities, active participation on the board of directors, approval of operating and budgeting decisions and other participatory and protective rights. Under the equity method, the Company’s proportionate share of the net income or loss of such investee is reflected in the Company’s consolidated results of operations. Although the Company owns interests in companies that it accounts for pursuant to the equity method, the investments in those entities had no carrying value as of December 31, 2012 and 2011. The Company has no guarantees or other funding obligations to those entities, and the Company had no equity in the earnings or losses of those investees for the years ended December 31, 2012, 2011 and 2010. Noncontrolling interests in companies are accounted for by the cost method where the Company does not exercise significant influence over the investee.

Notes to consolidated financial statements

(In thousands, except share and per share amounts)

Acquisitions

PAR Logistics Management Systems Corporation

Effective on the close of business on January 12, 2012, the Company completed the acquisition of the assets of PAR Logistics Management Systems Corporation (“LMS”), a wholly-owned subsidiary of PAR Technology Corporation (“PAR”), including but not limited to, accounts receivable, inventory, equipment, intellectual property, all of LMS’s rights to customer contracts, supplier lists and assumed certain liabilities pursuant to an Asset Purchase Agreement dated as of December 23, 2011. As this acquisition was effective on January 12, 2012, the results of operations of LMS are included in the consolidated financial statements beginning January 13, 2012.

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

StarTrak Systems, LLC

Effective on the close of business on May 16, 2011, the Company completed the acquisition of substantially all of the assets of StarTrak Systems, LLC (“StarTrak”), a wholly-owned subsidiary of Alanco Technologies, Inc., (“Alanco”) including but not limited to cash, accounts receivable, inventory, equipment, intellectual property, all of StarTrak’s rights to customer contracts, supplier lists and assumed certain liabilities pursuant to an Asset Purchase Agreement dated as of February 23, 2011. As this acquisition was effective on May 16, 2011, the results of operations of StarTrak are included in the consolidated financial statements beginning May 17, 2011.

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

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses at the date of the consolidated financial statements and during the reporting periods, and to disclose contingent assets and liabilities at the date of the consolidated financial statements. Actual results could differ from those estimates. The most significant estimates relate to revenue recognition, accounts receivable, accounting for business combinations, goodwill, satellite network and other equipment, long-lived assets, capitalized development costs, income taxes, warranty costs, loss contingencies and the value of securities underlying stock-based compensation.

Business Combinations

The Company accounts for business combinations pursuant to FASB Topic ASC 805, “Business Combinations”. In accordance with ASC 805, the purchase price is allocated to intangible assets and identifiable assets acquired and liabilities assumed based on their relative fair values. The excess of the purchase price over

Notes to consolidated financial statements

(In thousands, except share and per share amounts)

the net tangible and intangible assets and liabilities assumed is recorded as goodwill. The purchase price allocation process requires the Company to make significant assumptions and estimates in determining the purchase price and the assets acquired and liabilities assumed at the acquisition date. The Company’s assumptions and estimates are subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon conclusion of the measurement period, any subsequent adjustments are recorded to the Company’s consolidated statements of operations. The Company’s consolidated financial statements and results of operations reflect an acquired business from the completion date of an acquisition.

Acquisition costs and loss on other investment

Acquisition-related costs directly relate to acquisitions. These costs include professional services expenses. For the years ended December 31, 2012 and 2011 acquisition-related costs were $704 and $1,608, respectively.

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

Revenue Recognition for Arrangements with Multiple Deliverables

The Company enters into agreements with customers that include multiple deliverables, which typically include subscriber communicators, monthly usage fees and optional extended warranty service agreements. The Company evaluates and separates each deliverable to determine whether it represents a separate unit of accounting if the following criteria are met:

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

Notes to consolidated financial statements

(In thousands, except share and per share amounts)

Foreign currency translation

The Company has foreign operations where the functional currency is the local currency. For operations where the local currency is the functional currency, assets and liabilities are translated using end-of-period exchange rates; revenues, expenses and cash flows are translated using average rates of exchange. For these operations, currency translation adjustments are recognized in accumulated other comprehensive income. Foreign currency transaction gains and losses related to assets and liabilities that are denominated in a currency other than the functional currency are included in other income (expense) in the consolidated statements of operations. For the years ended December 31, 2012 and 2011, the Company recorded foreign exchange gains of $92 and $8, respectively. For the year ended December 31, 2010, the Company recorded a foreign exchange loss of $47.

Fair value of financial instruments

The Company has no financial assets or liabilities that are measured at fair value on a recurring basis. However, if certain triggering events occur the Company is required to evaluate the non-financial assets for impairment and any resulting asset impairment would require that a non-financial asset be recorded at the fair value. FASB Topic ASC 820 “Fair Value Measurement Disclosure”, prioritizes inputs used in measuring fair value into a hierarchy of three levels: Level 1- unadjusted quoted prices for identical assets or liabilities traded in active markets, Level 2- inputs other than quoted prices included within Level 1 that are either directly or indirectly observable; and Level 3- unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions that market participants would use in pricing. The carrying value of the Company’s financial instruments, including cash, accounts receivable, note receivable, accounts payable and accrued expenses approximated their fair value due to the short-term nature of these items. The fair value of the Note payable-related party is de minimis. The 6% secured promissory note was repaid on January 4, 2013.

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

The following table presents customers with revenues greater than 10% of the Company’s consolidated total revenues for the periods shown:

	Years ended December 31,
	2012	2011	2010
Caterpillar Inc.	17.7%	21.7%	12.8%
Komatsu Ltd.	12.0%	14.7%	13.1%
Hitachi Construction Machinery Co., Ltd.	—	10.2%	11.3%
Asset Intelligence	—	—	11.7%

The following table presents customers with accounts receivable greater than 10% of the Company’s consolidated accounts receivable for the periods shown:

	December 31,
	2012	2011
Caterpillar Inc.	24.2%	37.4%
Asset Intelligence	—	10.1%

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

Assets under construction primarily consist of milestone payments pursuant to procurement agreements, which include the design, development, launch and other direct costs relating to the construction of the satellites and upgrades to the Company’s infrastructure and the Ground Component. Once these assets are placed in

Notes to consolidated financial statements

(In thousands, except share and per share amounts)

service they will be transferred to satellite network and then depreciation will be recognized using the straight-line method over the estimated lives of the assets. No depreciation has been recorded on these assets as of December 31, 2012.

The Company capitalizes interest on its note payable issued in 2011 during the construction period of its next-generation satellites. Capitalized interest is added to the cost of the next-generation satellites, which is included in assets under construction. For the years ended December 31, 2012 and 2011, interest expense capitalized was $237 and $152 respectively, which represents all of the interest expense.

The cost of repairs and maintenance is charged to operations as incurred; significant renewals and betterments are capitalized.

Capitalized development costs for internal use

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

Capitalized software development costs

The Company capitalizes certain software development costs upon the establishment of technological feasibility. Technological feasibility is considered to have occurred upon completion of either a detail program design or a working model. Software development costs will be amortized over the estimated life of the project once it is has been released for commercial sale. No amortization expense was recorded for the years ended December 31, 2012 and 2011 as projects have not been released for sale.

Goodwill

Goodwill represents the excess of the purchase price over the underlying net tangible and intangible assets of the Company’s acquisitions. Goodwill is not amortized, but is tested for impairment on an annual basis and between annual tests whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Goodwill is tested at the reporting unit level, which is defined as an operating segment or one level below the operating segment.

Goodwill impairment test is a two-step process. The first step is used to identify potential impairment and compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test must be performed to measure the amount of impairment loss, if any. The second step is used to measure the amount of impairment loss and compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss must be recognized in an amount equal to that excess. The Company operates in one reportable segment which is its only reporting unit. Goodwill is assessed annually, at November 30, for impairment and in interim periods if certain events occur indicating that the carrying value may be impaired. There was no impairment for the years ended December 31, 2012 and 2011.

Notes to consolidated financial statements

(In thousands, except share and per share amounts)

Intangible assets

Intangible assets that are not considered to have an indefinite life are amortized over their useful lives. Intangible assets include patents and technology, customer lists and trademarks. Intangible assets are amortized using the straight line method over the estimated useful lives of the assets.

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

Notes to consolidated financial statements

(In thousands, except share and per share amounts)

Stock-based compensation

The Company measures and recognizes stock-based compensation expense for equity-based share payment awards made to employees and directors based on estimated fair values on the date of grant. For equity based- share payment awards, the Company recognizes compensation expense over the service period, net of estimated forfeitures using the straight-line method. For awards with non-market performance conditions, an evaluation is made at the grant date and future periods as to the likelihood of the performance criteria being met. Compensation expense is adjusted for changes in the likelihood of achieving the performance condition until the vesting date. For liability-based awards with market performance conditions, compensation expense is revalued at the end of each quarter based on the awards fair value using the graded vesting attribution method over the vesting period.

Recent accounting pronouncements

In June 2011, FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. ASU No. 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in equity. In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU No. 2011-05. ASU No. 2011-12 defers the requirement to present reclassification adjustments from other comprehensive income on the face of the financial statements and allow entities to continue to report reclassifications out of accumulated other comprehensive income consistent with the requirement in effect before ASU No. 2011-05. The guidance, which became effective for the Company on a retrospective basis on January 1, 2012, gives companies the option to present other comprehensive income in either a single continuous statement or in two separate but consecutive statements. Under both alternatives, companies are required to annually present each component of comprehensive income. The adoption of this updated authoritative guidance impacted the presentation of the Company’s consolidated statements of comprehensive income, but it did not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.

Note 4.    Acquisitions

LMS

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

Notes to consolidated financial statements

(In thousands, except share and per share amounts)

For the year ended December 31, 2012, LMS did not achieve the subscriber target for the 2012 calendar year.

The following table summarizes the estimated fair values of the purchase price:

Cash	$4,000
Issuance of 645,162 shares of common stock (valued at $3.29 per share, which reflects the Company’s common stock closing price on January 12, 2012)	2,123
Fair value of contingent earn-out amounts	740

Total	$6,863

Contingent earn-out consideration

The estimated fair value of the contingent earn-out amounts was determined based on the Company’s estimates using weighted probabilities to achieve the subscriber and sales targets for calendar years 2012 through 2014. The Company estimated the fair value of the contingent earn-out amounts using a probability-weighted discounted cash flow models discounted at 19.0%. The Company has recorded a liability for the estimated fair value of the contingent earn-out consideration. The fair value measurements are based on significant inputs not observed in the market and thus represents a Level 3 measurement. Any change in the fair value of the contingent earn-out amounts subsequent to the acquisition date, including changes from events after the acquisition date, will be recognized in earnings in the period the estimated fair value changes. Achievement of the subscriber and sales targets lower than the targets will result in less than the $3,950 being paid out. Achievement below certain thresholds will reduce the liability to zero. Changes in the fair value of contingent earn-outs amounts may result from changes in the discount periods, changes in timing and changes in probability assumptions with respect to the likelihood of achieving the earn-out targets. For the year ended December 31, 2012, LMS did not achieve the subscriber target. For the year ended December 31, 2012, the fair value of the earn-out amounts decreased by $150, which was recorded as a reduction to selling general and administrative expenses. As of December 31, 2012, $320 is included in accrued liabilities and $270 is included in other liabilities in the consolidated balance sheet.

Purchase Price Allocation

The purchase price was allocated to the net assets acquired based upon their fair values as of the close of business on January 12, 2012. The excess of the purchase price over the net assets was recorded as goodwill. The purchase price allocation for the acquisition is as follows:

Accounts receivable	$1,211
Inventory	1,388
Transition service asset	114
Other current assets	121
Property, plant and equipment	130
Intangible assets	1,690

Total identifiable assets acquired	4,654

Accrued expenses	(319)
Warranty liabilities	(683)
Deferred warranty revenues	(88)

Total liabilities assumed	(1,090)

Net identifiable assets acquired	3,564
Goodwill	3,299

Total purchase price	$6,863

Notes to consolidated financial statements

(In thousands, except share and per share amounts)

Transition Service Asset

In connection with the Asset Purchase Agreement, the Company and PAR entered into a transition services agreement. Under the terms of the transition services agreement for a period of six months from January 13, 2012, (the “Initial Term”), PAR will provide the Company with certain infrastructure, administrative and support services to assist with supporting the business of LMS. At the end of the Initial Term, the Company has the option to extend the transition services agreement for up to two renewal periods of six months each. The transition service asset was being amortized over a six month period. In June 2012, the Company exercised its option to extend the transition services agreement for an additional six months.

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

		$1,690

Goodwill

The acquisition of LMS will enhance the Company’s position in transportation solutions and expands its satellite, terrestrial and dual mode offerings. In addition, the acquisition furthers the Company’s growth strategy by enhancing its value-added services while expanding its customer base. Also the acquisition enables the Company to improve economies of scale in manufacturing and service delivery. These factors contributed to the purchase price resulting in the recognition of goodwill. The acquired goodwill is deductible for income tax purposes.

Warranty Liabilities

In connection with the purchase price allocation, the Company recorded obligations of $683 relating to warranty claims.

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

PAR and the Company have agreed to release $300 from escrow to PAR and the Company has a pending claim of $280. In April 2013, any remaining shares of common stock and or cash held in escrow shall be distributed to PAR, less the aggregate amount claimed in all pending event notices. The Company has not recorded an indemnification asset for any indemnity obligations of PAR arising under the asset purchase agreement through the measurement period.

StarTrak

The consideration paid to acquire StarTrak was valued at $18,242 consisting of: (i) cash, (ii) forgiveness of the 6% secured promissory note advanced by the Company to Alanco on February 23, 2011, (iii) note payable issued to a lender and stockholder of Alanco, (iv) common stock subject to a final working capital adjustment, (v) Series A convertible preferred stock and (vi) delivery of the Company’s investment in preferred stock and common stock of Alanco back to Alanco.

Purchase Price Allocation

On May 16, 2011, the purchase price was allocated to the net assets based upon their preliminary estimated fair values at that time. The excess of the preliminary purchase price over the preliminary net assets was recorded as goodwill. Any change to the initial estimates of the assets and liabilities acquired were recorded as adjustments to goodwill throughout the measurement period. The Company finalized the purchase price allocation during 2012. As a result, the preliminary estimate of goodwill increased by $310 and warranty liabilities by the same amount from $3,082 to $3,392 which the Company considered insignificant to the consolidated financial statements. Accordingly, the preliminary estimated purchase price allocation as of May 16, 2011 has not been retrospectively adjusted for the final purchase price allocation.

Warranty Liabilities and Escrow Agreement

As a result of the acquisition of StarTrak, the Company recorded warranty obligations on StarTrak’s product sales, which provide for costs to replace or fix the product. One-year warranty coverage is accrued on product sales which provide for costs to replace or fix the product.

In connection with the acquisition, the Company entered into an escrow agreement with Alanco. Under the terms of the escrow agreement, 166,611 shares of common stock were issued to Alanco and placed in an escrow account to cover 50% of certain costs relating to fuel sensor warranty obligations incurred by the Company. In the event that the sum of (i) aggregate warranty expenses (other than for fuel sensors) and (ii) any fuel sensor damages directly expended or accrued on the StarTrak balance sheet from March 1, 2011 through March 1, 2012 exceeds $600, the Company shall have the right to provide written notice to the escrow agent and Alanco setting

Notes to consolidated financial statements

(In thousands, except share and per share amounts)

forth a description of the fuel sensor distribution event and the number of shares of the Company’s common stock to be distributed to the Company from the escrow account. The number of shares of common stock that the Company will direct the escrow agent to release to the Company from the escrow account will equal 50% of the fuel sensor damages (excluding the amount of damages that when added to the non-fuel sensor damages equals $600) incurred or suffered from June 1, 2011 through March 1, 2012, valued at $3.001 per share. The Company is in the process of finalizing the arrangement. As a result, the Company has recorded $409 relating to the escrow agreement as an indemnification asset, which is included in other assets. For the years ended December 31, 2012 and 2011, the Company recorded a gain of $97 and $8, respectively, on the fair value of the common stock held in escrow, which is recorded in selling, general and administrative expenses in the consolidated statements of operations.

Patent infringement liability and Escrow Agreement

In connection with the acquisition, the Company entered into an escrow agreement with Alanco. Under the terms of the escrow agreement, 249,917 shares of common stock were issued to Alanco and placed in an escrow account to cover 50% of any damages relating to the Innovative Global Systems LLC patent infringement action incurred or suffered by the Company which was settled in May 2011 for $155. As a result, the Company recorded $75 relating to this escrow agreement as an indemnification asset, which was included in prepaid expenses and other current assets. On May 3, 2012, the Company and Alanco agreed to distribute the 249,917 shares of the Company’s common stock from the escrow of which 29,990 shares of the common stock were distributed back to the Company and the remaining 219,927 shares of common stock were distributed to Alanco. The Company recorded the 29,990 shares of common stock into treasury at $3.20 per share and derecognized the balance of the indemnification asset in the consolidated balance sheet. For the years ended December 31, 2012 and 2011, the Company recorded a gain of $6 on the fair value of the common stock held in escrow, which is recorded in selling, general and administrative expenses in the consolidated statements of operations.

Pro Forma Results for the Acquisitions of LMS and StarTrak

The following table presents the unaudited pro forma results (including LMS and StarTrak) for the years ended December 31, 2012 and 2011 as though the companies had been combined as of the beginning of each of the periods presented. The pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of each period presented.

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

Notes to consolidated financial statements

(In thousands, except share and per share amounts)

The amount of LMS revenues and net loss included in the Company’s consolidated statements of operations from the acquisition date to December 31, 2012 and StarTrak and LMS’s revenues, net income (loss) attributable to ORBCOMM Inc. and the net income (loss) attributable to common stockholders of the combined entity had the acquisition dates been January 1, 2011, are as follows:

	Revenues	Net Income (loss) Attributable ORBCOMM Inc.	Net Income (loss) Attributable to Common Stockholders
Actual from January 13, 2012 to December 31, 2012 (LMS)	$5,536	$(1,254)	$(1,254)

Supplemental pro forma for the year ended December 31, 2012 (LMS)	$64,634	$9,376	$9,307

Supplemental pro forma for the year ended December 31, 2011(LMS and StarTrak)	$58,337	$(2,375)	$(2,447)

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

Concurrently, Satcom paid $253 to its note holders, which included $43 to a creditor of Satcom who is a related-party serving as the Company’s Chairman of the Board of Directors, in exchange for a waiver and release of all outstanding principal and accrued interest previously recorded in accrued liabilities totaling $1,340, which included $290 owed to the related-party. As a result, the Company recognized a gain on extinguishment of debt of $1,062, net of expenses of $24 in other income (expense) in its consolidated statements of operations, for the difference between the payments made and the net carrying amounts of the outstanding principal and accrued interest for the year ended December 31, 2012. Further, Satcom also paid $128 to a trade creditor in exchange for a waiver and release of the outstanding trade payables totaling $256. As a result, the Company reduced selling, general and administrative expenses by $128 in the consolidated statements of operations for the year ended December 31, 2012.

ORBCOMM JAPAN

On December 21, 2010, the Company purchased the remaining 49% noncontrolling ownership interests for $834, thereby making ORBCOMM Japan a wholly-owned subsidiary. The consideration consisted of: (1) $768 cash payment and (2) exchange of outstanding employee receivables of $66 in lieu of receiving payment. The Company accounted for the purchase of the 49% noncontrolling ownership interests as of December 31, 2010 as ORBCOMM Japan’s results of operations were not significant for the period from December 21, 2010 through December 31, 2010. As a result, noncontrolling interests decreased by $2,586 and additional paid-in capital and accumulated other comprehensive income increased by $1,363 and $389, respectively

Notes to consolidated financial statements

(In thousands, except share and per share amounts)

Note 5.    Discontinued Operations

In June 2010, the Company wrote down the net assets for sale by $3,261 to the estimated selling price in anticipation of selling Stellar Satellite Communications, Ltd. (“Stellar”). On August 5, 2010, Stellar entered into an Asset Purchase Agreement with Quake Global, Inc., a manufacturer of satellite communicators to purchase Stellar. Under the terms of the Asset Purchase Agreement, the Company will receive royalty payments contingent on future product sales of inventory as defined in the Asset Purchase Agreement. The Company will recognize the future royalty payments when they are received and the contingency is resolved in accordance with FASB Topic ASC 450 “Contingencies”. For the years ended December 31, 2012 and 2011, the Company received royalty payments totaling $22 and $169, respectively, which are included in continuing operations in the consolidated statements of operations.

A summary of discontinued operations for the year ended December 31, 2010 is as follows:

Revenues- Product sales	$548

Loss from discontinued operations	$(3,753)

Note 6.    Stock-based Compensation

The Company’s share-based compensation plans consist of its 2006 Long-Term Incentives Plan (the “2006 LTIP”) and its 2004 Stock Option Plan. As of December 31, 2012, there were 3,752,259 shares available for grant under the 2006 LTIP.

For the years ended December 31, 2012, 2011 and 2010, the Company recognized stock-based compensation expense in continuing operations of $1,801, $1,914 and $2,211 respectively. The Company’s stock-based compensation in discontinued operations for the year ended December 31, 2010 was not significant. For the years ended December 31, 2012 , 2011 and 2010, the Company capitalized stock-based compensation of $80, $57 and $39 to satellite network and other equipment, respectively. The Company has not recognized and currently does not expect to recognize in the foreseeable future, any tax benefit related to stock-based compensation as a result of the full valuation allowance on its net deferred tax assets and its net operating loss carryforwards generated in the U.S.

The components of the Company’s stock-based compensation expense are presented below:

	For the Years Ended December 31,
	2012	2011	2010
Stock appreciation rights	$1,475	$1,488	$1,672
Restricted stock units	326	426	539

Total	$1,801	$1,914	$2,211

As of December 31, 2012, the Company had unrecognized compensation costs for all share-based payment arrangements totaling $1,875.

2006 LTIP

The 2006 LTIP provides for grants and awards of stock options, stock appreciation rights (“SARs”), common stock, restricted stock, restricted stock units (“RSUs”), performance units and performance shares to

Notes to consolidated financial statements

(In thousands, except share and per share amounts)

directors and employees. The maximum number of shares available for grant is 9,714,827. Stock options granted pursuant to the 2006 LTIP Plan have a maximum term of 10 years. The SARs expire 10 years from the date of grant and are payable in cash, shares of common stock or a combination of both upon exercise, as determined by the Compensation Committee. The 2006 LTIP is administrated by the Compensation Committee of the Company’s Board of Directors, which selects persons eligible to receive awards under the 2006 LTIP and determines the number, terms, conditions, performance measures and other provisions of the awards.

Time-Based Stock Appreciation Rights

In 2012, the Company granted 903,000 time-based SARs, which vest through December 2015.

A summary of the Company’s time-based SARs for the year ended December 31, 2012 is as follows:

	Number of Shares	Weighted-Average Exercise Price	Remaining Contractual Term (years)	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2012	2,688,967	$3.74
Granted	903,000	3.51
Exercised	(22,000)	2.39
Forfeited or expired	(147,000)	2.93

Outstanding at December 31, 2012	3,422,967	$3.72	7.38	$2,240

Exercisable at December 31, 2012	2,390,968	$3.87	6.49	$1,717

Vested and expected to vest at December 31, 2012	3,268,634	$3.77	7.33	$2,089

For the years ended December 31, 2012, 2011 and 2010, the Company recorded stock-based compensation expense in continuing operations of $993, $1,059 and $1,349 relating to these SARs, respectively. As of December 31, 2012, $1,677 of total unrecognized compensation cost relating to these SARs is expected to be recognized through December 2015.

The weighted-average grant date fair value of the SARs granted in 2012, 2011 and 2010 was $2.23, $1.68 and $1.77 per share, respectively.

For the year ended December 31, 2012, the intrinsic value of the SARs exercised was $26.

Performance-Based Stock Appreciation Rights

In 2012, the Company granted 398,834 performance-based SARs for 2012 financial and operational targets, which are expected to vest in the first quarter of 2013. As of December 31, 2012, the Company estimates that 61% of these SARs will vest in the first quarter of 2013.

Notes to consolidated financial statements

(In thousands, except share and per share amounts)

A summary of the Company’s performance-based SARs for the year ended December 31, 2012 is as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2012	845,299	$5.20
Granted	398,834	3.30
Exercised	(12,600)	2.66
Forfeited or expired	(197,508)	3.21

Outstanding at December 31, 2012	1,034,025	$4.88	7.49	$646

Exercisable at December 31, 2012	667,192	$5.76	6.56	$408

Vested and expected to vest at December 31, 2012	907,588	$5.10	7.24	$585

For the years ended December 31, 2012, 2011 and 2010, the Company recorded stock-based compensation expense in continuing operations of $482, $429 and $323 relating to these SARs, respectively. As of December 31, 2012, $99 of total unrecognized compensation cost related to these SARs is expected to be recognized through the first quarter of 2013.

The weighted-average grant date fair value of the SARs granted during the years ended December 31, 2012, 2011 and 2010 was $2.06, $2.00 and $1.72 per share, respectively.

For the year ended December 31, 2012, the intrinsic value of the SARs exercised was $10.

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

Years ended December 31,
	2012	2011	2010
Risk-free interest rate	.11% to 1.41%	1.00% to 2.65%	1.77% to 2.65%
Expected life (years)	5.5 and 6.0	5.5 and 6.0	5.5 and 6.0
Estimated volatility factor	71.18% to 74.34%	64.15% to 74.34%	83.30% to 85.95%
Expected dividends	None	None	None

Time-Based Restricted Stock Units

In 2012, the Company granted 113,821 time-based RSUs, which vest through December 2015.

Notes to consolidated financial statements

(In thousands, except share and per share amounts)

A summary of the Company’s time-based RSUs for the year ended December 31, 2012 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Balance at January 1, 2012	143,334	$2.72
Granted	113,821	3.53
Vested	(168,334)	3.06
Forfeited or expired	—	—

Balance at December 31, 2012	88,821	$3.12

For the years ended December 31, 2012, 2011 and 2010, the Company recorded stock-based compensation expense in continuing operations of $326, $426 and $539 related to these RSUs, respectively. As of December 31, 2012, $99 of total unrecognized compensation cost related to these RSUs is expected to be recognized through December 2015.

The fair value of RSU awards is based upon the closing stock price of the Company’s common stock on the date of grant.

Performance Units

In December 2012, the Company granted Market Performance Units (“MPUs”) to its senior executives based on its stock price performance over a three-year period. The MPUs will vest at the end of each performance period only if the Company satisfies the stock price performance targets. The value of the MPUs that will be earned each year ranges up to 15% of each of the senior executives 2013 base salary depending on the Company’s stock price performance target for that year. The MPUs are classified as a liability and are revalued at the end of each quarter based on the awards fair value over a three-year period. The Company estimated the fair value of the MPUs granted using a Monte Carlo Simulation Model that used the following assumptions: risk-free interest rate of 0.36%, estimated volatility factor of 49.99%, no expected dividends and the expected term of 3 years. As of December 31, 2012, the value of the MPUs was insignificant.

Stock Options

Options granted under the 2004 Stock Option Plan have a maximum term of 10 years and vest over a period determined by the Company’s Board of Directors (generally four years) at an exercise price per share determined by the Board of Directors at the time of the grant. The 2004 stock option plan expires 10 years from the effective date, or when all options have been granted, whichever is sooner. The Company did not grant stock options in 2012, 2011 and 2010.

Notes to consolidated financial statements

(In thousands, except share and per share amounts)

A summary of the status of the Company’s stock options as of December 31, 2012 is as follows:

	Number of Shares	Weighted-Average Exercise Price	Remaining Contractual Term (years)	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2012	757,828	$2.97
Granted	—	—
Exercised	—	—
Forfeited or expired	(20,537)	3.23

Outstanding at December 31, 2012	737,291	$2.96	1.26	$790

Exercisable at December 31, 2012	737,291	$2.96	1.26	$790

Vested and expected to vest at December 31, 2012	737,291	$2.96	1.26	$790

Note 7.    Net Income (Loss) Attributable to ORBCOMM Inc. Common Stockholders

Basic net income (loss) per common share is calculated by dividing net income (loss) attributable to ORBCOMM Inc. by the weighted-average number of common shares outstanding for the period. Diluted net income per common share is computed by giving effect to all potentially dilutive securities. Diluted net loss per common share is the same as basic net loss per common share, because potentially dilutive securities would have an antidilutive effect as the Company incurred a net loss for the years ended December 31, 2011 and 2010. For the year ended December 31, 2012, the Company reported net income attributable to ORBCOMM Inc. and included the effect of 879,312 Series A convertible preferred stock, SARs, RSUs and stock options in its diluted weighted average common shares outstanding.

The potentially dilutive securities excluded from the determination of diluted income (loss) per share as their effect is antidilutive, are as follows:

	Years Ended December 31,
	2012	2011	2010
Series A convertible preferred stock	—	310,337	—
SARs	4,079,861	3,534,266	2,567,813
RSUs	19,382	143,334	156,624
Stock options	590,118	757,828	757,828

	4,689,361	4,745,765	3,482,265

Notes to consolidated financial statements

(In thousands, except share and per share amounts)

Note 8.    Marketable Securities

As of December 31, 2012 and 2011, the marketable securities are recorded at amortized cost which approximates fair market value which was based on Level 1 inputs. All investments mature in one year or less. The Company would recognize an impairment loss when the decline in the estimated fair value of a marketable security below the amortized cost is determined to be other-than-temporary. The Company considers various factors in determining whether to recognize an impairment charge, including the duration of time and the severity to which the fair value has been less than the amortized cost, any adverse changes in the issuer’s financial conditions and the Company’s intent to sell or whether it is more likely than not that it would be required to sell the marketable security before its anticipated recovery. Investments with unrealized losses have been in an unrealized loss position for less than a year.

	December 31, 2012			December 31, 2011
	Fair Value	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value	Gross Unrealized Losses	Gross Unrealized Gains
U.S. government and agency obligations	$13,557	$—	$—	$25,177	$7	$3
Corporate obligations	8,925	7	—	17,655	17	—
FDIC-insured certificates of deposits	5,479	1	—	3,118	2	—

	$27,961	$8	$—	$45,950	$26	$3

At December 31, 2012 and 2011, the gross unrealized losses of $8 and $26, respectively, were primarily due to changes in interest rates and not credit quality of the issuer. Accordingly, the Company has determined that the gross unrealized losses are not other-than-temporary at December 31, 2012 and 2011 and there has been no recognition of impairment losses in its consolidated statements of operations for the years ended December 31, 2012 and 2011.

Note 9.    Satellite Network and Other Equipment

Satellite network and other equipment consisted of the following:

	Useful Life (Years)	December 31,
		2012	2011
Land		$381	$381
Satellite network	1 to 10 years	39,526	35,088
Capitalized software	3-7	3,009	1,785
Computer hardware	3	1,852	1,430
Other	2-7	1,703	1,618
Assets under construction		89,658	70,590

		136,129	110,892
Less accumulated depreciation and amortization		(34,921)	(31,121)

		$101,208	$79,771

During the years ended December 31, 2012 and 2011, the Company capitalized software costs that are developed or obtained for internal use in the amount of $857 and $202, respectively.

Depreciation and amortization expense for the years ended December 31, 2012, 2011 and 2010 was $3,800, $3,406 and $2,831, respectively. This includes amortization of internal-use software of $388, $347 and $352 for the years ended December 31, 2012, 2011 and 2010, respectively.

Notes to consolidated financial statements

(In thousands, except share and per share amounts)

On October 7, 2012, the first prototype of the next-generation satellites was launched on the Cargo Re-Supply Services mission aboard the SpaceX Falcon 9 launch vehicle from Cape Canaveral, FL. The prototype satellite flying as a secondary payload on this mission was separated from the Falcon 9 launch vehicle. However, due to an anomaly on one of the Falcon 9’s first stage engines, the rocket did not comply with a pre-planned International Space Station safety gate to allow it to execute the second burn. For this reason, the next-generation prototype was deployed into a lower orbit as the result of a pre-imposed safety check required by NASA. As a result of the lower than intended orbit, the prototype satellite de-orbited on October 10, 2012 despite all available efforts to raise the orbit using the satellite’s on-board propulsion system. As a result, the Company recognized during the fourth quarter of 2012 an impairment charge–satellite network of $9,793.

During the fourth quarter of 2012, the Company received $10,000 from its insurer in connection with the settlement of an insurance claim arising from the loss of the prototype satellite, which represented the full amount recoverable under the insurance policy. As a result, the Company recorded an insurance recovery-satellite network of $10,000 in its consolidated statements of operations.

In October 2012, one of the Company’s first-generation satellites experienced an anomaly that resulted in loss of contact with that satellite. The most likely cause of this anomaly was a component failure that impacted the satellites ability to transmit a communication signal to the gateway earth stations. The Company does not expect the absence of this satellite to materially affect its business. The satellite was fully depreciated.

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

In September 2010, the Company recorded a non-cash impairment charge of $6,509 to write-off quick-launch satellite #6 after entering into a settlement agreement with OHB in connection with two contracts to build and deploy satellites that were launched in June 2008, along with signing the new AIS Satellite Deployment and License Agreement, (See Note 19). The two agreements covered by the settlement were the ORBCOMM Concept Demonstration Satellite Bus, Integration Test and launch services procurement agreement with respect to the Coast Guard demonstration satellite and the procurement agreement with respect to quick-launch satellites #1 through 6. Quick-launch satellite #6, which was not launched in June 2008 as part of the earlier agreement, was expected to be retained for future deployment after completion to address the anomalies exhibited by the earlier satellites. The decision to write-off quick-launch satellite #6 instead of completing it was based on the Company’s determination that completion of the construction and launch of this satellite would not be cost effective.

Note 10.    Restricted Cash

Restricted cash consists of the remaining cash collateral of $2,000 for a performance bond required by the FCC in connection with the construction, launch and operation of the 18 next-generation satellites that was authorized in the March 21, 2008 FCC Space Segment License modification. Under the terms of the performance bond, the cash collateral will be reduced in increments of $1,000 upon completion of specified milestones. The Company has classified the remaining $2,000 as a non-current asset at December 31, 2012 and December 31, 2011.

Note 11.    Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price of an acquired business over the estimated fair values of the underlying net tangible and intangible assets.

Notes to consolidated financial statements

(In thousands, except share and per share amounts)

Goodwill consisted of the following:

Balance at January 1, 2012	$11,131
Addition resulting from the acquisition of LMS	3,299
Adjustment to StarTrak’s goodwill from finalizing the purchase price allocation	310

Balance at December 31, 2012	$14,740

Goodwill is allocated to the Company’s one reportable segment which is its only reporting unit.

The Company’s intangible assets consisted of the following:

	Useful life (years)	December 31, 2012			December 31, 2011
		Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Customer lists	10	$3,820	$(776)	$3,044	$2,900	$(181)	$2,719
Patents and technology	5 and 10	4,610	(563)	4,047	3,900	(244)	3,656
Trademarks	2 and 10	860	(160)	700	800	(50)	750

		$9,290	$(1,499)	$7,791	$7,600	$(475)	$7,125

The weighted-average amortization period for the intangible assets is 9.6 years. The weighted-average amortization period for patents and technology and trademarks is 9.3 and 9.7 years, respectively.

Amortization expense for the years ended December 31, 2012, 2011 and 2010 was $1,024, $1,589 and $1,486, respectively.

Estimated amortization expense for intangible assets is as follows:

Years ending December 31,
2013	$1,024
2014	994
2015	994
2016	994
2017	852
Thereafter	2,933

$7,791

Notes to consolidated financial statements

(In thousands, except share and per share amounts)

Note 12.    Accrued Liabilities

The Company’s accrued liabilities consisted of the following:

	December 31
	2012	2011
Accrued compensation and benefits	$3,092	$2,868
Warranty	2,762	2,631
Corporate income tax payable	843	771
Contingent earn-out amount	320	—
AIS deployment and license agreement	216	—
Accrued satellite network and other equipment	1,559	4,296
Accrued interest	—	918
Other accrued expenses	2,479	2,643

	$11,271	$14,127

For the years ended December 31, 2012 and 2011, changes in accrued warranty obligations consisted of the following:

	December 31,
	2012	2011
Balance at January 1,	$2,631	$—
Warranty liabilities assumed from acquisitions	993	3,082
Amortization of fair value adjustment of warranty liabilities acquired through acquisitions	(200)	—
Warranty expense	64	250
Warranty charges	(726)	(701)

Balance at December 31,	$2,762	$2,631

Note 13.    Deferred Revenue

Deferred revenues consisted of the following:

	December 31
	2012	2011
Service activation fees	$2,690	$2,252
Prepaid services	1,331	1,045
Warranty revenues	332	358
Manufacturing license fees	—	14

	4,353	3,669
Less current portion	(2,394)	(2,099)

Long-term portion	$1,959	$1,570

Notes to consolidated financial statements

(In thousands, except share and per share amounts)

Note 14.    Note Payable — Related Party

In connection with the acquisition of a majority interest in Satcom in 2005, the Company recorded an indebtedness to OHB Technology A.G. (formerly known as OHB Teledata A.G.), a stockholder of the Company. At December 31, 2012, the principal balance of the note payable was €1,138 and it had a carrying value of $1,503. At December 31, 2011, the principal balance of the note payable was €1,138 and it had a carrying value of $1,480. The carrying value was based on the note’s estimated fair value at the time of acquisition. The difference between the carrying value and principal balance was being amortized to interest expense over the estimated life of the note of six years which ended in September 30, 2011. The amortization to interest expense related to the note for the years ended December 31, 2011 and 2010 was $98 and $131, respectively. This note does not bear interest and has no fixed repayment term. Repayment will be made from the distribution profits (as defined in the note agreement) of ORBCOMM Europe LLC. The note has been classified as long-term and the Company does not expect any repayments to be required prior to January 1, 2014.

Note 15.     Note Payable

On May 16, 2011, the Company issued a $3,900 6% secured promissory note to an existing lender and stockholder of Alanco. The note bears interest at 6.00% per annum. The note is secured by the intellectual property and certain fixed assets of StarTrak and guaranteed by ORBCOMM Inc. The remaining principal payments are due in quarterly installments beginning on March 31, 2012 with a balloon payment due on December 31, 2015. As of December 31, 2012 and December 31, 2011, the note payable balance is presented net of the unamortized debt discount of $53 and $74, respectively. For the years ended December 31, 2012 and 2011, the Company recognized debt discount of $21 and $14, respectively, which is added to the cost of the next-generation satellites. On January 4, 2013, the unpaid principal amount of $3,450 and unpaid interest was repaid as a condition of the Company issuing $45,000 aggregate principal amount of 9.5% Senior Notes (the “Senior Notes”) (See Note 21). As of December 31, 2012, the entire principal amount of the 6% note payable has been classified as a long-term liability in the consolidated balance sheet.

Note 16.    Stockholders’ Equity

Preferred Stock

The Company currently has 50,000,000 shares of preferred stock authorized.

Series A convertible preferred stock

As part of the purchase price to acquire StarTrak, the Company issued 183,550 shares of Series A convertible preferred stock.

Key terms of the Series A convertible preferred stock are as follows:

Dividends

Holders of the Series A convertible preferred stock are entitled to receive a cumulative 4% dividend annually (calculated on the basis of the redemption price of $10.00 per share) payable quarterly in additional shares of the Series A convertible preferred stock. During the year ended December 31, 2012 and 2011, the Company issued dividends in the amount of 6,931 and 2,715 shares to the holders of the Series A Convertible preferred stock, respectively. As of December 31, 2012, dividends in arrears was $16.

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

At December 31, 2012, the Company has reserved 9,035,363 shares of common stock for future issuances related to employee stock compensation plans.

Note 17.    Segment Information

The Company operates in one reportable segment, satellite data communications. Other than satellites in orbit, long-lived assets outside of the United States are not significant. The following table summarizes revenues on a percentage basis by geographic region, based on the country in which the customer is located:

	Years Ended December 31,
	2012	2011	2010
United States	82%	83%	81%
Japan	15%	16%	14%
Other	3%	1%	5%

	100%	100%	100%

Notes to consolidated financial statements

(In thousands, except share and per share amounts)

Note 18.    Income Taxes

The following is a summary of the Company’s provision for income taxes (benefit) from continuing operations for the years ended December 31, 2012, 2011 and 2010:

	December 31,
	2012	2011	2010
Current
Federal	$253	$43	$—
State	—	—	—
International	1,111	733	42

Total	1,364	776	42

Deferred:
Federal	2,529	(4)	$(75)
State	297	570	(14)
International	180	106	409
Valuation allowance	(2,980)	(621)	(578)

Total	26	51	(258)

Income taxes (benefit)	$1,390	$827	$(216)

United States and foreign income (loss) before income taxes for the years ended December 31, 2012, 2011 and 2010 is as follows:

	December 31,
	2012	2011	2010
United States	$6,126	$155	$(556)
Foreign	4,167	616	(852)

Total	$10,293	$771	$(1,408)

Notes to consolidated financial statements

(In thousands, except share and per share amounts)

The components of net deferred tax assets (liabilities) are as follows:

	December 31,
	2012	2011
Deferred tax assets:
Current deferred tax assets:
Deferred revenues	$856	$757
Allowance for doubtful accounts	879	841
Inventory	89	26
Deferred compensation	108	141
Bonus accruals	375	71
Vacation accrual	163	224
Deferred rent	52	49
Warranty accrual	869	833
Installment sale note receivable	9	62
Other	57	67

Total current deferred tax assets:	3,457	3,071

Non-current deferred tax assets:
Intangibles	274	151
Acquisition related costs	515	369
Deferred revenues	695	566
Deferred compensation	2,657	2,236
Deferred rent	39	81
Accrued expenses	317	210
Installment sale note receivable	577	531
Foreign tax credit	1,646	—
Alternative minimum tax credit	308	—
Tax loss carryforwards	4,913	12,810

Total non-current current deferred tax assets	11,941	16,954

Total deferred tax assets	15,398	20,025

Current deferred tax liabilities:
Satellite network and other property	—	(48)
Accrued expenses	(19)	(7)
Unremitted earnings of Japan Subsidiary	(2,455)	—

Total current deferred tax liabilities	(2,474)	(55)

Non-current deferred tax liabilities
Satellite network and other property	(158)	—
Goodwill	(397)	(143)
Deferred gain on involuntary conversion	—	(4,563)
Other	—	(20)

Total non-current current deferred tax liabilities	(555)	(4,726)

Total deferred tax liabilities	(3,029)	(4,781)

Net deferred tax assets before valuation allowance	12,369	15,244
Less valuation allowance	(12,204)	(15,019)

Net deferred tax assets	$165	$225

Deferred tax assets, current	$164	$912
Deferred tax assets, non-current	398	136
Deferred tax liabilities, non-current	(397)	(823)

Net deferred tax assets	$165	$225

Notes to consolidated financial statements

(In thousands, except share and per share amounts)

The benefit for income taxes differs from the amount computed by applying the statutory U.S. Federal income tax rate from continuing operations because of the effect of the following items:

	Years Ended December 31,
	2012	2011	2010
Income tax expense (benefit) at U.S. statutory rate of 34%	$3,500	$262	$(436)
State income taxes, net of federal benefit	196	566	(9)
Effect of foreign subsidiaries	146	630	748
Unremitted earnings of Japan subsidiary	2,455	—	—
Foreign tax credit	(1,646)	—	—
Other permanent items	(13)	(10)	59
Permanent items in connection with the purchase of noncontrolling interests in Satcom	(268)	—	—
Change in valuation allowance	(2,980)	(621)	(578)

Income tax (benefit)	$1,390	$827	$(216)

In 2012, the Company’s provision for income taxes was primarily due to an income tax expense of $1,137 from income generated from ORBCOMM Japan which operates in a foreign jurisdiction of Japan and $253 of alternative minimum tax.

In 2011, the Company’s provision for income taxes was primarily due to a income tax expense of $696 from income generated from ORBCOMM Japan which operates in Japan and $142 of amortization of tax goodwill generated from the acquisition of StarTrak. In 2011, the increase in state income taxes, net of federal benefit was primarily due to a decrease in the effective state income tax rate due to a change in the enacted tax laws.

As part of the Company’s accounting for the acquisitions, a portion of the purchase price was allocated to goodwill. The acquired goodwill is deductible for tax purposes and amortized over fifteen years for income tax purposes. Under GAAP, the acquired goodwill is not amortized in the Company’s financial statements, as such, a deferred income tax expense and a deferred tax liability arise as a result of the tax deductibility for this amount for tax purposes but not for financial statement purposes. The resulting deferred tax liability, which is expected to continue to increase over time will remain on the Company’s balance sheet indefinitely unless there is an impairment of the asset (See Note 4).

As of December 31, 2012 and 2011, the Company maintained a valuation allowance against all of its net deferred tax assets, excluding goodwill, attributable to operations in the United States and all other foreign jurisdictions, except for Japan, as the realization was not considered more likely than not.

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

The net change in the total valuation allowance for the years ended December 31, 2012, 2011 and 2010 was $2,980, $621 and $578 respectively.

Notes to consolidated financial statements

(In thousands, except share and per share amounts)

In 2010, the valuation allowance and the deferred tax assets of $3,702, which primarily consists of net operating loss carryforwards was reclassified from discontinued operations to continuing operations as result of the sale of Stellar.

The Company recognizes tax benefits associated with the exercise of SARs and stock options and vesting of RSUs directly to stockholders’ equity only when the tax benefit reduces income tax payable on the basis that a cash tax savings has occurred. Accordingly, deferred tax assets are not recognized for net operating loss carryforwards resulting from tax benefits. As of December 31, 2012 and 2011, the Company has not recognized in its deferred tax assets an aggregate of $4,228 and $4,173 of windfall tax benefits associated with the exercise of SARs, stock options and the vesting of RSUs, respectively.

At December 31, 2012 and December 31, 2011, the Company had potentially utilizable federal and state net operating loss tax carryforwards of $15,898 and $38,139 respectively. The net operating loss carryforwards expire at various times through 2032. At December 31, 2012 and December 31, 2011, the Company had potentially utilizable foreign net operating loss carryforwards of $5,650 and $5,586, respectively. The foreign net operating loss carryforwards expire on various dates through 2032.

The utilization of the Company’s net operating losses may be subject to a substantial limitation due to the “change of ownership provisions” under Section 382 of the Internal Revenue Code and similar state provisions. Such limitation may result in the expiration of the net operating loss carryforwards before their utilization.

As of December 31, 2012, a portion of the Company’s Japan’s subsidiary earnings of $5,573 are not considered to be permanently reinvested and therefore, related deferred U.S. income taxes were provided. The Company has not provided deferred income taxes on the remaining undistributed earnings of its Japan subsidiary. The amount of such earnings was $371. These earnings have been permanently reinvested and the Company does not plan to initiate action that would precipitate the payment of income taxes thereon. It is not practicable to estimate the amount of additional tax that might be payable on the undistributed earnings of its Japan subsidiary.

During the years December 31, 2012, 2011 and 2010, the Company recorded no significant unrecognized tax benefits. Due to the existence of the Company’s valuation allowance, the uncertain tax benefits if recognized would not impact the Company’s effective income tax rate. The Company is subject to U.S. federal and state examinations by tax authorities from 2009. The Company does not expect any significant changes to its unrecognized tax positions during the next twelve months.

No interest and penalties related to uncertain tax positions were accrued at December 31, 2012, 2011 and 2010.

The following table is a reconciliation of the beginning and ending amount of unrecognized tax benefits:

	2012	2011	2010
Balance at January 1	$775	$775	$775
Additions for tax positions related to prior years	—	—	—
Additions for tax positions	—	—	—
Reductions for tax positions of prior years	—	—	—
Settlements	—	—	—

Balance at December 31	$775	$775	$775

As of December 31, 2012 and 2011, the unrecognized tax benefits have been recorded as a reduction to the Company’s federal and state net operating loss tax carryforwards in deferred tax assets.

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

On August 23, 2011, the Company and SNC entered into a definitive First Amendment to the procurement agreement (the “Amendment”). The Amendment amends certain terms of the procurement agreement dated May 5, 2008 and supplements or amends five separate task order agreements, dated as of May 20, 2010 (Task Order #1), August 31, 2010 (Task Orders #2 and #3), and December 15, 2010 (Task Orders #4 and #5) (collectively with Task Order #6, the “Task Orders”). On July 3, 2012, the Company and SNC entered into an additional task order agreement (“Task Order #06”) for SNC to perform final design work to enable additional payload capabilities in satellites 3-18 while in-orbit.

The Amendment modifies the milestone payment schedule under the procurement agreement dated May 5, 2008 but does not change the total contract price (excluding optional satellites and costs under the Task Orders) of $117,000. Payments under the Amendment extend into the second quarter of 2014, subject to SNC’s successful completion of each payment milestone.

Under the Amendment, SNC reaffirmed their agreement to provide the Company with optional secured financing for up to $20,000, commencing July 1, 2012 through April 30, 2014, if the Company elects to establish and use the financing, pursuant to terms set forth in the Credit Agreement defined below.

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

On February 22, 2012, Company entered into a Line of Credit Loan Agreement (the “Credit Agreement”) with SNC. The Credit Agreement provided for a secured revolving credit facility with a maximum amount of up to $20,000 for advances during the period from July 1, 2012 through the maturity date that is the earlier of (a) 12 months after successful completion of Milestone 33 (Pre-ship Review of satellites 11-18) and (b) April 30, 2014. The facility was secured by a first priority security interest in satellites 1 through 9 being constructed under the Amendment and receivables. The Company has not used the credit facility. On January 4, 2013, the Company cancelled and terminated all outstanding obligations under the Credit Agreement with SNC as a condition of issuing the Senior Notes (See Note 21).

As of December 31, 2012, the Company has made milestone payments of $58,500 under the agreement, and anticipates making payments of approximately $22,230 during 2013.

On December 21, 2012, the Company and Space Exploration Technologies Corp. (“SpaceX”) entered into a Launch Services Agreement (the “Falcon 9 Agreement”) pursuant to which SpaceX will provide launch services (the “Launch Services”) for the carriage into low-Earth-orbit of up to 17 ORBCOMM next-generation satellites currently being constructed by Sierra Nevada Corporation. Under the Falcon 9 Agreement, SpaceX will also provide to the Company satellite-to-launch vehicle integration and launch support services, as well as certain related optional services. The total price under the Falcon 9 Agreement (excluding any optional services) is $42,600 subject to certain adjustments, which reflects pricing agreed under the 2009 agreement for Launch Services discussed below. The amounts due under the Falcon 9 Agreement are payable by the Company in installments from the date of execution of the Falcon 9 Agreement through the performance of each Launch Service.

The Falcon 9 Agreement anticipates that the Launch Services for 17 Satellites will be performed between the second quarter of 2013 and the second quarter of 2014, subject to certain rights of ORBCOMM and SpaceX to reschedule the Launch Services as needed. Either the Company or SpaceX may postpone and reschedule either Launch Service based on satellite and launch vehicle readiness, among other factors, subject to the payment of certain fees by the party requesting or causing the delay following 6 months of delay with respect to either of the two Launch Services.

Both the Company and SpaceX have customary termination rights under the Falcon 9 Agreement, including for material breaches and aggregate delays beyond 365 days by the other party. The Company has the right to terminate either of the Launch Services subject to the payment of a termination fee in an amount that would be based on the date ORBCOMM exercises its termination right.

As of December 31, 2012, the Company has made milestone payments of $21,950 under the Falcon 9 Agreement. The Company anticipates making payments of approximately $18,300 during 2013.

On August 28, 2009, the Company and SpaceX entered into a Commercial Launch Services Agreement (the “Agreement”) pursuant to which SpaceX will provide Launch Services using multiple SpaceX Falcon 1e launch vehicles for the carriage into low-Earth-orbit for the Company’s 18 next-generation satellites being constructed by SNC. Under the Agreement, SpaceX would also provide to the Company launch vehicle integration and support services, as well as certain related optional services.

Notes to consolidated financial statements

(In thousands, except share and per share amounts)

The total price under the Agreement (excluding any options or additional launch services) was $46,600, subject to certain adjustments. The amounts due under the Agreement were payable in periodic installments from the date of execution of the Agreement through the performance of each Launch Service.

On September 21, 2012, SpaceX and the Company entered into a Secondary Payload Launch Services Agreement totaling $4,000 of the original $46,600 to launch the next-generation prototype which occurred on October 7, 2012 (See Note 9).

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

In addition, the Company will pay OHB lease payments of up to $546, subject to certain adjustments, over thirty-six months. The Company and OHB entered into a Memorandum of Agreement effective January 1, 2012 to amend the AIS Satellite Agreement to increase the lease payments up to $946, over thirty-six months. As of December 31, 2012, the Company recorded a capital lease obligation in its consolidated balance sheet for $395, of which $216 is recorded in accrued liabilities and $179 is recorded in other liabilities.

Airtime credits

In 2001, in connection with the organization of ORBCOMM Europe and the reorganization of the ORBCOMM business in Europe, the Company agreed to grant certain country representatives in Europe approximately $3,736 in airtime credits. The Company has not recorded the airtime credits as a liability for the following reasons: (i) the Company has no obligation to pay the unused airtime credits if they are not utilized; and (ii) the airtime credits are earned by the country representatives only when the Company generates revenue from the country representatives. The airtime credits have no expiration date. Accordingly, the Company is recording airtime credits as services are rendered and these airtime credits are recorded net of revenues from the country representatives. For the years ended December 31, 2012, 2011 and 2010 airtime credits used totaled approximately $32, $31 and $40, respectively. As of December 31, 2012 and 2011 unused credits granted by the Company were approximately $2,128 and $2,160, respectively.

Notes to consolidated financial statements

(In thousands, except share and per share amounts)

Operating leases

The Company leases office, storage and other facilities under agreements classified as operating leases which expire through 2020. Future minimum lease payments, by year and in the aggregate, under non-cancelable operating leases with initial or remaining terms of one year or more as of December 31, 2012 are as follows:

Years Ending December 31,
2013	$1,927
2014	1,094
2015	797
2016	754
2017	815
Thereafter	2,165

$7,552

Rent expense for the years ended December 31, 2012, 2011 and 2010 was approximately $1,729, $1,509 and $718, respectively.

Litigation

From time to time, the Company is involved in various litigation matters involving ordinary and routine claims incidental to its business. Management currently believes that the outcome of these proceedings, either individually or in the aggregate, will not have a material adverse effect on the Company’s business, results of operations or financial condition.

Note 20.    Employee Incentive Plans

The Company maintains a 401(k) plan. All employees who have been employed for three months or longer are eligible to participate in the plan. Employees may contribute up to 15% of eligible compensation to the plan, subject to certain limitations. The Company has the option of matching up to 50% of the amount contributed by each employee up to 6% of employee’s compensation. In addition, the plan contains a discretionary contribution component pursuant to which the Company may make an additional annual contribution. Contributions vest over a five-year period from the employee’s date of employment. For the year ended December 31, 2012, the Company made $315 in contributions and for the years ended December 31, 2011 and 2010, the Company did not make any contributions.

Note 21.    Subsequent Events

$45,000 9.5% Senior Notes

On January 4, 2013, the Company issued $45,000 aggregate principal amount of Senior Notes due January 4, 2018. Interest is payable quarterly at a rate of 9.5% per annum. The Senior Notes are secured by a first priority security interest in substantially all of the Company’s and its subsidiaries’ assets. The covenants in the Senior Notes limits the Company’s ability to among other things to, incur additional indebtedness and liens, to sell, transfer, lease or otherwise dispose of the Company’s or subsidiaries assets, merge or consolidate with other companies. The Company is also required to obtain launch and one year in-orbit insurance for the next-generation satellites under the terms of the Senior Notes. The Company must also comply with a maintenance covenant of either having available liquidity of $10,000 (the sum of (a) cash and cash equivalents plus (b) the

Notes to consolidated financial statements

(In thousands, except share and per share amounts)

total amount available to be borrowed under a working capital facility) or a leverage ratio (consolidated total debt to consolidated adjusted EBITDA, adjusted for stock-based compensation, certain other non-cash items and other agreed upon other charges) of not more than 4.5 to 1.0. In connection with the issuance of the Senior Notes, the Company incurred approximately $1,600 of debt issuance costs, which will be amortized to interest expense through January 4, 2018.

MobileNet, Inc Acquisition

On March 13, 2013, the Company and MobileNet, Inc. (“MobileNet”), entered into an Asset Purchase Agreement (the “MobileNet APA”) to purchase substantially all of the assets of MobileNet. The consideration to be paid to acquire MobileNet consist of $3,500 in cash, subject to a working capital adjustment, and the issuance of 329,344 shares of common stock to be valued on the closing date.

In addition to the consideration paid, if service revenues attributable to the MobileNet business for either of the two one year earn-out periods after the closing are in excess of a specified baseline amount, then contingent payments are payable to MobileNet. The amount of the contingent payments are equal to (i) 50% of the first $2,000 of such excess amount for such earnout period and (ii) 35% of any amount of such excess amount for such earn out period which is greater than $2,000. Up to 50% of any potential earn-out amounts can be paid in common stock at the Company’s option. Any shares of common stock issued will be based on the 20-day average closing price of the common stock prior to the last trading day of the earn-out period.

The MobileNet APA can be terminated by both parties if not consummated by April 30, 2013.

GlobalTrak Acquisition

On March 13, 2013, the Company and System Planning Corporation (“SPC”), entered into an Asset Purchase Agreement (the “GlobalTrak APA”) to purchase substantially all of the assets of SPC’s GlobalTrak division. The consideration to be paid to acquire GlobalTrak is $2,750 in cash, subject to a working capital adjustment, of which $500 will be deposited in escrow with a third party escrow agent.

The GlobalTrak APA can be terminated by both parties if not consummated by June 30, 2013.

Notes to consolidated financial statements

(In thousands, except share and per share amounts)

Note 22.    Supplemental Disclosure of Noncash Investing and Financing Activities

	Years Ended December 31,
	2012	2011	2010
Investing activities:
Common stock issued in connection with the acquisition of LMS	$2,123	$—	$—
Common stock issued in connection with the purchase of Satcom’s shares from noncontrolling ownership interests	1,000	—	—
AIS satellites accounted for as a capital lease	903	—	—
Acquisition-related contingent consideration in connection with the acquisition of LMS	740	—	—
Adjustment to StarTrak and LMS warranty liabilities from finalizing the purchase price allocation	393	—	—
Common stock issued in connection with the acquisition of StarTrak	—	8,349	—
Series A convertible preferred stock issued in connection with the acquisition of StarTrak	—	1,834	—
6% secured promissory note issued in connection with the acquisition of StarTrak	—	3,812	—
Cost method investment in Alanco delivered back to Alanco in connection with the acquisition of StarTrak	—	2,050	—
Capital expenditures incurred not yet paid	1,899	4,638	1,523
Stock-based compensation included in capital expenditures	80	57	39
Accounts receivable exchanged and deferred credit issued as part of consideration for other investment	—	—	894
Gateway and components recorded in inventory in prior years which were used for construction under satellite network and other equipment	33	123	129
Financing activities:
Common stock redeemed in treasury stock from closing escrow agreement	96	—	—
Series A convertible preferred stock dividend paid in-kind	69	27	—
Common stock issued as a form of payment for bonus	—	125	—
Employee receivables exchanged as part of consideration for purchase of noncontrolling ownership interests in ORBCOMM Japan	—	—	66

Notes to consolidated financial statements

(In thousands, except share and per share amounts)

Note 23.    Quarterly Financial Data (Unaudited)

The quarterly results of operations are summarized below:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2012
Revenues	$15,879	$16,319	$16,094	$16,206
Income (loss) from operations	1,747	2,370	2,564	2,417
Income (loss) from continuing operations	2,465	1,988	2,307	2,143
Loss from discontinued operations	—	—	—	—
Net income (loss) attributable to ORBCOMM Inc.	2,409	1,882	2,324	2,127
Net income (loss) per common share-basic:
Income (loss) from continuing operations	0.05	0.04	0.05	0.05
Loss from discontinued operations	0.00	0.00	0.00	0.00
Net loss attributable to ORBCOMM Inc.	0.05	0.04	0.05	0.05
Net income (loss) per common share-diluted
Income (loss) from continuing operations	0.05	0.04	0.05	0.04
Income (loss) from discontinued operations	0.00	0.00	0.00	0.00
Net income (loss) attributable to ORBCOMM Inc. common stockholders	0.05	0.04	0.05	0.04
Weighted-average shares outstanding:
Basic	46,351,444	46,705,574	46,729,345	46,751,378
Diluted	47,192,756	47,448,918	47,558,818	47,562,352

2011
Revenues	$7,883	$10,809	$13,940	13,674
Income (loss) from operations	(722)	(40)	900	847
Income (loss) from continuing operations	(726)	(576)	535	711
Loss from discontinued operations	—	—	—	—
Net income (loss) attributable to ORBCOMM Inc.	(731)	(541)	555	699
Net income (loss) per common share-basic:
Income (loss) from continuing operations	(0.02)	(0.01)	0.01	0.01
Loss from discontinued operations	(0.00)	(0.00)	0.00	0.00
Net loss attributable to ORBCOMM Inc.	(0.02)	(0.01)	0.01	0.01
Net income (loss) per common share-diluted
Income (loss) from continuing operations	(0.02)	(0.01)	0.01	0.01
Income (loss) from discontinued operations	(0.00)	(0.00)	0.00	0.00
Net income (loss) attributable to ORBCOMM Inc. common stockholders	(0.02)	(0.01)	0.01	0.01
Weighted-average shares outstanding:
Basic	42,725,552	44,210,829	45,665,373	45,668,525
Diluted	42,725,552	44,210,829	45,788,204	45,920,795

Schedule II — Valuation and Qualifying Accounts

	Col. B Balance at Beginning of the Period	Col. C			Col. D Deductions		Col. E Balance at End of the Period
Description		Charged to Costs and Expenses	Charged to Other Accounts
	(Amounts in thousands)
Year ended December 31, 2012
Allowance for doubtful receivables	$300	12	(1	)(1)	(11)		$300
Deferred tax asset valuation allowance	$15,019	(2,980)	(45	)(2)	210	(4)	12,204
Year ended December 31, 2011
Allowance for doubtful receivables	$557	(8)	(249	)(1)	—		$300
Deferred tax asset valuation allowance	$14,890	(621)	—	(2)	750	(4)	$15,019
Year ended December 31, 2010
Allowance for doubtful receivables	$803	(175)	(71	)(1)	—		$557
Deferred tax asset valuation allowance	$11,761	(578)	5	(2)	3,702	(3)	$14,890

(1)	Amounts relate to write-offs net of recoveries.

(2)	Amounts relate to differences in foreign exchange rates and discontinued operations.

(3)	Amounts relate to reclassification of deferred tax assets and valuation allowance from discontinued operations to continuing operations.

(4)	Amounts relate to deferred tax assets acquired in acquisitions.

Exhibit Index

Exhibit No.	Description	Page No.
3.1	Restated Certificate of Incorporation of the Company, filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, is incorporated herein by reference.
3.2	Amended Bylaws of the Company, filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, is incorporated herein by reference.
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

†10.2	Launch Services Agreement, dated December 21, 2012 between the Company and Space Exploration Technologies Corporation.
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

10.5	Schedule identifying agreements substantially identical to the form of Indemnification Agreement constituting Exhibit 10.4 hereto.
*10 .6	2004 Stock Option Plan, filed as Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference.
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
*10.7.3

Form of Performance Unit Award under the 2006 Long-Term Incentives Plan, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 29, 2012, is incorporated herein by reference.

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

*10.13.1	Employment Agreement between Brian Bell and the Company, filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, is incorporated herein by reference.
*10.13.2	Addendum to the Employment Agreement between Brian Bell and the Company.
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

21	Subsidiaries of the Company.
23	Consent of KPMG LLP, an independent registered public accounting firm.
24	Power of Attorney authorizing certain persons to sign this Annual Report on behalf of certain directors and executive officers of the Company.
31.1	Certification of the Chief Executive Officer and President required by Rule 13a-14(a).
31.2	Certification of the Executive Vice President and Chief Financial Officer required by Rule 13a-14(a).
32	Certification of the Chief Executive Officer and President and Executive Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.

†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment. The omitted portions have been separately filed with the Securities and Exchange Commission.