Form 10-K/A
period 2012-12-31
ORBCOMM Inc.
filed 2013-04-30
CIK 1361983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(703) 433-6300

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Common stock, par value $0.001 per share	The Nasdaq Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

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

EXPLANATORY NOTE

ORBCOMM Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) to its Annual Report on Form 10-K for the year ended December 31, 2012 (the “Form 10-K”), as filed with the Securities and Exchange Commission (the “SEC”) on March 18, 2013, in response to communications with the SEC in connection with a confidential treatment request with respect to Exhibit 10.2. Item 15 of Part IV of Form 10-K is hereby amended to include a revised redacted version of Exhibit 10.2. The new Exhibit 10.2 is the only change being made to the Company’s Form 10-K.

This Form 10-K/A does not reflect events occurring after the original filing of our Annual Report on Form 10-K on March 18, 2013 and no attempt has been made in this Form 10-K/A to modify or update other disclosures as presented in the original filing of our Annual Report on Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with our filings with the SEC subsequent to the original filing of our Annual Report on Form 10-K.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits 31.3 and 31.4 to this Form 10-K/A.

PART IV

Item 15. Exhibits and Financial Statements Schedules

(a)(1) Financial Statements

See Index to Consolidated Financial Statements appearing on page F-1 of the Form 10-K.

(a)(2) Financial Statement Schedules

Schedule II- See Index to Consolidated Financial Statements appearing on page F-1 of the Form 10-K.

Financial statement schedules not filed herein have been omitted as they are not applicable or the required information or equivalent information has been included in the financial statements or the notes thereto.

(a)(3) Exhibits

See Exhibit Index attached hereto and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, ORBCOMM Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Rochelle Park, State of New Jersey, on April 30, 2013.

ORBCOMM Inc.

By:	/s/ Marc J. Eisenberg
Marc J. Eisenberg
Chief Executive Officer and President

Exhibit Index

Exhibit No.	Description	Page No.
3.1	Restated Certificate of Incorporation of the Company, filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, is incorporated herein by reference.
3.2	Amended Bylaws of the Company, filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, is incorporated herein by reference.
3.3	Certificate of Designation of Series A Convertible Preferred Stock of ORBCOMM, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 20, 2011, is incorporated herein by reference.
†10.1	ORBCOMM Generation 2 Procurement Agreement dated May 5, 2008, by and between the Company and Sierra Nevada Corporation, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2008, is incorporated herein by reference.
10.1.1	Launch Vehicle changes task order agreement dated August 31, 2010 between the Company and Sierra Nevada Corporation filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, is incorporated herein by reference.
10.1.2	Engineering change requests and enhancements task order agreement dated August 31, 2010, between the Company and Sierra Nevada Corporation filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, is incorporated herein by reference.
†10.1.3	First Amendment to ORBCOMM Generation 2 Procurement Agreement dated as of August 23, 2011, between the Company and Sierra Nevada Corporation, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, is incorporated herein by reference.
**†10.2	Launch Services Agreement, dated December 21, 2012 between the Company and Space Exploration Technologies Corporation.
10.3	Second Amended and Restated Registration Rights Agreement, dated as of December 30, 2005, by and among the Company and certain preferred stockholders of the Company, filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference.
10.4	Form of Indemnification Agreement between the Company and the executive officers and directors of the Company, filed as Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference.
***10.5	Schedule identifying agreements substantially identical to the form of Indemnification Agreement constituting Exhibit 10.4 hereto.
*10 .6	2004 Stock Option Plan, filed as Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference.
*10.6.1	Form of Incentive Stock Option Agreement under the 2004 Stock Option Plan, filed as Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference.
*10.6.2	Form of Non Statutory Stock Option Agreement under the 2004 Stock Option Plan, filed as Exhibit 10.18 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference.
*10.7	2006 Long-Term Incentives Plan, as amended, filed as Exhibit 99 to the Company’s Current Report on Form 8-K filed on May 3, 2011, is incorporated herein by reference.
*10.7.1	Form of Restricted Stock Unit Award Agreement under the 2006 Long-Term Incentives Plan, filed as Exhibit 10.24 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference.
*10.7.2	Form of Stock Appreciation Rights Award Agreement under the 2006 Long-Term Incentives Plan, filed as Exhibit 10.25 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference.
*10.7.3	Form of Performance Unit Award under the 2006 Long-Term Incentives Plan, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 29, 2012, is incorporated herein by reference.
*10.8	Summary of Non-Employee Director Compensation, filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, is incorporated herein by reference
*10.9	Employment Agreement between Marc J. Eisenberg and the Company, filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, is incorporated herein by reference.
*10.10	Employment Agreement between John J. Stolte, Jr. and the Company, filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, is incorporated herein by reference.

*10.11	Employment Agreement between Robert G. Costantini and the Company, filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, is incorporated herein by reference.
*10.12	Employment Agreement between Christian G. Le Brun and the Company, filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, is incorporated herein by reference.
*10.13.1	Employment Agreement between Brian Bell and the Company, filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, is incorporated herein by reference.
*10.13.2	Addendum to the Employment Agreement between Brian Bell and the Company, filed as Exhibit 10.3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, is incorporated herein by reference
*†10.14	Settlement and Release Agreement regarding loss of ORBCOMM CDS and Quick-Launch 1-5 Satellites dated December 10, 2009, filed as Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, is incorporated herein by reference.
10.15	Asset Purchase Agreement dated as of February 23, 2011 among the Company, Alanco Technologies, Inc. and StarTrak Systems, LLC, filed as Exhibit 4 to the Company’s Schedule 13D /A filed on February 28, 2011, is incorporated herein by reference.
†10.16	Asset Purchase and Sale Agreement dated as of December 23, 2011 among PAR Technology Corporation, PAR Government Systems Corporation, Par Logistics Management Systems Corporation, the Company and StarTrak Logistics Management Solutions, LLC (formerly named PLMS Acquisition, LLC), filed as Exhibit 99.2 to the Company’s Amended Current Report on Form 8-K/A filed on March 6, 2012, is incorporated herein by reference.
***21	Subsidiaries of the Company.
***23	Consent of KPMG LLP, an independent registered public accounting firm.
***24	Power of Attorney authorizing certain persons to sign this Annual Report on behalf of certain directors and executive officers of the Company.
***31.1	Certification of the Chief Executive Officer and President required by Rule 13a-14(a).
***31.2	Certification of the Executive Vice President and Chief Financial Officer required by Rule 13a-14(a).
**31.3	Certification of the Chief Executive Officer and President required by Rule 13a-14(a).
**31.4	Certification of the Executive Vice President and Chief Financial Officer required by Rule 13a-14(a).
****32	Certification of the Chief Executive Officer and President and Executive Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment. The omitted portions have been separately filed with the Securities and Commission.
*	Management contract or compensatory plan or arrangement.
**	Filed herewith
***	Previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
****	Previously furnished with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.