Form 10-Q
period 2013-03-31
ORBCOMM Inc.
filed 2013-05-10
CIK 1361983

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-33118

ORBCOMM INC.

(Exact name of registrant as specified in its charter)

Delaware	41-2118289
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

395 W. Passaic Street, Rochelle Park, New Jersey 07662

(Address of principal executive offices)

(703) 433-6300

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

The number of shares outstanding of the registrant’s common stock as of May 1, 2013 is 47,283,930

ORBCOMM Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

(Unaudited)

	March 31,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$33,948	$34,783
Marketable securities	56,696	27,969
Accounts receivable, net of allowances for doubtful accounts of $337 and $300	12,903	10,703
Inventories	3,134	3,748
Prepaid expenses and other current assets	1,684	1,484
Deferred income taxes	164	164

Total current assets	108,529	78,851
Satellite network and other equipment, net	111,352	101,208
Goodwill	14,740	14,740
Intangible assets, net	7,535	7,791
Restricted cash	2,195	2,195
Deferred income taxes	400	398
Other assets	3,111	1,583

Total assets	$247,862	$206,766

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,407	$2,899
Accrued liabilities	8,232	11,271
Current portion of deferred revenue	2,456	2,394

Total current liabilities	14,095	16,564
Note payable—related party	1,457	1,503
Notes payable	45,000	3,398
Deferred revenue, net of current portion	2,060	1,959
Deferred tax liabilities	462	397
Other liabilities	623	557

Total liabilities	63,697	24,378

Commitments and contingencies
Equity:
ORBCOMM Inc. stockholders’ equity
Preferred Stock Series A, par value $0.001; 1,000,000 shares authorized; 151,954 and 161,359 shares issued and outstanding	1,518	1,612
Common stock, par value $0.001; 250,000,000 shares authorized; 46,983,562 and 46,783,568 shares issued	47	47
Additional paid-in capital	249,340	248,469
Accumulated other comprehensive income	450	633
Accumulated deficit	(66,864)	(67,956)
Less treasury stock, at cost, 29,990 shares at March 31, 2013 and December 31, 2012	(96)	(96)

Total ORBCOMM Inc. stockholders’ equity	184,395	182,709
Noncontrolling interests	(230)	(321)

Total equity	184,165	182,388

Total liabilities and equity	$247,862	$206,766

See notes to condensed consolidated financial statements.

ORBCOMM Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three months ended
	March 31,
	2013	2012
Revenues:
Service revenues	$13,890	$11,531
Product sales	2,830	4,348

Total revenues	16,720	15,879

Costs and expenses (1):
Costs of services	5,633	4,706
Costs of product sales	2,174	3,103
Selling, general and administrative	6,361	5,341
Product development	793	559
Acquisition-related costs	404	423

Total costs and expenses	15,365	14,132

Income from operations	1,355	1,747
Other income (expense):
Interest income	17	27
Other income (expense)	(11)	47
Gain on extinguishment of debt, net of expenses	—	1,062
Interest expense	(46)	(24)

Total other income (expense)	(40)	1,112

Income before income taxes	1,315	2,859
Income taxes	145	394

Net income	1,170	2,465
Less: Net income attributable to the noncontrolling interests	62	56

Net income attributable to ORBCOMM Inc.	1,108	$2,409

Net income attributable to ORBCOMM Inc. common stockholders	1,092	$2,390

Per share information-basic:
Net income attributable to ORBCOMM Inc.	$0.02	$0.05

Per share information-diluted:
Net income attributable to ORBCOMM Inc.	$0.02	$0.05

Weighted average common shares outstanding:
Basic	46,837	46,351

Diluted	48,143	46,898

(1) Stock-based compensation included in costs and expenses:
Costs of services	$67	$44
Costs of product sales	23	8
Selling, general and administrative	496	271
Product development	40	21

	$626	$344

See notes to condensed consolidated financial statements.

ORBCOMM Inc.

Condensed Consolidated Statements of Comprehensive Income

(in thousands)

(Unaudited)

	Three months ended
	March 31,
	2013	2012
Net income	$1,170	$2,465

Other comprehensive income loss, net of tax-
Foreign currency translation adjustments	(154)	(455)

Other comprehensive loss	(154)	(455)

Comprehensive income	1,016	2,010

Less comprehensive income (loss) attributable to noncontrolling interests	(91)	23

Comprehensive income attributable to ORBCOMM Inc.	$925	$2,033

See notes to condensed consolidated financial statements.

ORBCOMM Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three months ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net income	$1,170	$2,465
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Change in allowance for doubtful accounts	37	(14)
Change in the fair value of acquisition-related contingent consideration	—	30
Amortization of the fair value adjustment related to warranty liabilities acquired through acquisitions	(9)	—
Depreciation and amortization	1,258	1,009
Stock-based compensation	626	344
Foreign exchange (gains) losses	11	(47)
Amortization of premium on marketable securities	125	176
Increase in fair value of indemnification assets	(135)	(112)
Deferred income taxes	63	85
Gain on extinguishment of debt and accounts payable	—	(1,214)
Amortization of transition shared services	—	49
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(2,267)	(288)
Inventories	599	455
Prepaid expenses and other assets	(175)	107
Accounts payable and accrued liabilities	(1,892)	(1,511)
Deferred revenue	171	181
Other liabilities	66	(20)

Net cash (used in) provided by operating activities	(352)	1,695

Cash flows from investing activities:
Capital expenditures	(11,940)	(7,113)
Purchases of marketable securities	(48,762)	(14,511)
Proceeds from maturities of marketable securities	19,910	13,420
Change in restricted cash	—	1,025
Acquisition of net assets of LMS	—	(4,000)

Net cash used in investing activities	(40,792)	(11,179)

Cash flows from financing activities
Proceeds received from issuance of $45,000 Senior Notes	45,000	—
Cash paid for debt issuance costs	(1,059)	—
Proceeds received from exercise of stock options	161	—
Purchase of noncontrolling ownership interests in Satcom International Group plc	—	(192)
Repayment of Satcom notes payable	—	(253)
Principal payments of note payable	(3,450)	(63)
Principal payments of capital leases	(75)	—

Net cash provided by (used in) financing activities	40,577	(508)

Effect of exchange rate changes on cash and cash equivalents	(268)	(334)

Net decrease in cash and cash equivalents	(835)	(10,326)
Cash and cash equivalents:
Beginning of period	34,783	35,061

End of period	$33,948	$24,735

Supplemental disclosures of cash flow information:
Cash paid for
Interest	$1,033	$56

Income taxes	$787	$753

Supplemental schedule of noncash investing and financing activities
Noncash investing and financing activities:
Capital expenditures incurred not yet paid	$952	$581

Stock-based compensation included in capital expenditures	$25	$18

Series A convertible preferred stock dividend paid in-kind	$16	$19

Unpaid debt issuance costs included in accrued liabilities	$450	$—

Issuance of common stock in connection with the acquisition of LMS	$—	$2,123

Issuance of common stock in connection with the purchase of Satcom’s shares from noncontrolling ownership interests	$—	$1,000

AIS satellites accounted for as a capital lease	$—	$903

Acquisition-related contingent consideration	$—	$740

See notes to condensed consolidated financial statements.

ORBCOMM Inc.

Condensed Consolidated Statements of Changes in Equity

Three months ended March 31, 2013 and 2012

(in thousands, except share data)

(Unaudited)

	Series A convertible				Additional	Accumulated other
	Preferred stock		Common stock		paid-in	comprehensive	Accumulated	Treasury stock		Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	income	deficit	Shares	Amount	interests	equity
Balances, January 1, 2013	161,359	$1,612	46,783,568	$47	$248,469	$633	$(67,956)	29,990	(96)	$(321)	$182,388
Vesting of restricted stock units	—	—	83,821	—	—	—	—			—	—
Stock-based compensation	—	—	—	—	600	—	—			—	600
Conversion of Series A convertible preferred stock to common stock	(11,011)	(110)	18,345	—	110	—	—			—	—
Series A convertible preferred stock dividend	1,606	16				—	(16)				—
Exercise of stock options	—	—	66,668		161						161
Exercise of SARs			31,160
Net income	—	—	—	—	—	—	1,108			62	1,170
Foreign currency translation adjustments	—	—	—	—	—	(183)	—			29	(154)

Balances, March 31, 2013	151,954	$1,518	46,983,562	$47	$249,340	$450	$(66,864)	29,990	$(96)	$(230)	$184,165

Balances, January 1, 2012	186,265	$1,861	45,668,527	$46	$244,543	$1,352	$(76,629)	—	—	$(596)	$170,577
Vesting of restricted stock units	—	—	120,000	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	362	—	—	—	—	—	362
Conversion of Series A convertible preferred stock to common stock	(11,361)	(114)	19,039		114						—
Issuance of common stock in connection with the acquisition of LMS			645,162	1	2,122						2,123
Issuance of common stock in connection with the purchase of noncontrolling ownership interests in Satcom			263,133		(388)	16				180	(192)
Series A convertible preferred stock dividend	1,852	19					(19)				—
Net income	—	—	—	—	—	—	2,409	—	—	56	2,465
Foreign currency translation adjustments	—	—	—	—	—	(376)		—	—	(79)	(455)

Balances, March 31, 2012	176,756	$1,766	46,715,861	$47	$246,753	$992	$(74,239)	—	$—	$(439)	$174,880

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Overview

ORBCOMM Inc. (“ORBCOMM” or the “Company”), a Delaware corporation, is a global wireless data communications company focused on machine-to-machine (“M2M”) communications. The Company’s services are designed to enable businesses and government agencies to track, monitor, and control and communicate with fixed and mobile assets. The Company operates a two-way global wireless data messaging system optimized for narrowband data communication. The Company also provides customers with technology to proactively monitor, manage and remotely control refrigerated transportation assets. This technology enables the Company to expand its global technology platform by transferring capabilities across new and existing vertical markets and deliver complementary products to our channel partners and resellers worldwide. The Company provides these services through a constellation of 26 owned low-Earth orbit, or LEO satellites, 2 AIS microsatellites and accompanying ground infrastructure, and also provides terrestrial-based cellular communication services through reseller agreements with major cellular wireless providers. The Company’s satellite-based system uses small, low power, fixed or mobile satellite subscriber communicators (“Communicators”) for connectivity, and cellular wireless subscriber identity modules, or SIMS that are connected to the cellular wireless providers’ networks, with these systems capable of being connected to other public or private networks, including the Internet (collectively, the “ORBCOMM System”).

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

In the opinion of management, the financial statements as of March 31, 2013 and for the three month periods ended March 31, 2013 and 2012 include all adjustments (including normal recurring accruals) necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

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

Although the Company owns interests in companies that it accounts for pursuant to the equity method, the investments in those entities had no carrying value as of March 31, 2013 and December 31, 2012. The Company has no guarantees or other funding obligations to those entities. The Company had no equity or losses of those investees for the three months ended March 31, 2013 and 2012.

When the Company does not exercise significant influence over the investee the investment is accounted under the cost method.

Acquisition costs

Acquisition-related costs directly relate to acquisitions. These costs include professional services expenses. For the three months ended March 31, 2013 and 2012 acquisition-related costs were $404 and $423, respectively.

Fair Value of Financial instruments

The Company has no financial assets or liabilities that are measured at fair value on a recurring basis. However, if certain triggering events occur the Company is required to evaluate the non-financial assets for impairment and any resulting asset impairment would require that a non-financial asset be recorded at the fair value. FASB Topic ASC 820 “ Fair Value Measurement Disclosure”, prioritizes inputs used in measuring fair value into a hierarchy of three levels: Level 1- unadjusted quoted prices for identical assets or liabilities traded in active markets, Level 2- inputs other than quoted prices included within Level 1 that are either directly or indirectly observable; and Level 3- unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions that market participants would use in pricing.

The carrying value of the Company’s financial instruments, including cash, accounts receivable, note receivable and accounts payable approximated their fair value due to the short-term nature of these items.The carrying value of the Senior Notes approximated its fair value due to the recent issuance (See Note 14). The fair value of the Note payable-related party is de minimis.

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

The following table presents customers with revenues greater than 10% of the Company’s consolidated total revenues for the periods shown:

	Three Months ended
	March 31,
	2013	2012
Caterpillar Inc.	25.4%	18.5%
Komatsu Ltd.	13.2%	11.5%
Hitachi Construction Machinery Co., Ltd.	*	11.0%

*	Balance is less than 10% of consolidated revenues.

The following table presents customers with accounts receivable greater than 10% of the Company’s consolidated accounts receivable for the periods shown:

	March 31,	December 31,
	2013	2012
Caterpillar Inc.	33.6%	24.2%

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

Accounting Pronouncements

In February 2013, FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” Under ASU 2013-02, an entity is required to provide information about the amounts reclassified out of Accumulated Other Comprehensive Income (“AOCI”) by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 is effective for interim and annual periods beginning after December 15, 2012 and is to be applied on prospective basis. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. On January 1, 2013, the Company adopted ASU 2013-02 and will disclose significant amounts reclassified out of AOCI as such transactions arise.

3. Acquisitions

MobileNet, Inc.

Effective on the close of business on April 1, 2013, the Company completed the acquisition of substantially all of the assets of MobileNet, Inc. (“MobileNet”), pursuant to an Asset Purchase Agreement (the “MobileNet Asset Purchase Agreement”) dated as of March 13, 2013. As this acquisition was effective on April 1, 2013, the results of operations of MobileNet will be included in the consolidated financial statements beginning April 2, 2013.

The consideration paid by the Company on closing consisted of $3,203 in cash, subject to a final working capital adjustment specified in the MobileNet Asset Purchase Agreement and the issuance of 329,344 shares of the Company’s common stock (valued at $4.96 per share, which reflects the Company’s common stock closing price on April 1, 2013), of which 164,672 shares of common stock were placed into an escrow account for up to fifteen months from closing to fund any indemnification obligations to the Company primarily relating for breaches of representations and warranties made by MobileNet.

In addition to the consideration paid at closing, the MobileNet Asset Purchase Agreement provides for contingent consideration payable by the Company to MobileNet if service revenues attributable to the MobileNet business for either of the two one year earn-out periods May 1, 2013 through April 30, 2014 and May 1, 2014 through April 30, 2015 are in excess of the specified baseline amount. In that event, the Company has agreed to pay to MobileNet an amount equal to (i) 50% of the first $2,000 of such excess amount for the applicable earn-out period and (ii) 35% of any amount of such excess amount for the applicable earn-out period which is greater than $2,000. Up to 50% of any potential earn-out amounts can be paid in common stock at the Company’s option. Any shares of common stock to be issued will be based on the 20-day average closing price of the common stock prior to the last trading day of the earn-out period.

The acquisition of MobileNet will enable the Company to offer MobileNet’s complete fleet management solution directly to original equipment manufacturers, dealers and fleet owners.

The allocation of the purchase price to the net assets acquired of MobileNet is currently in process. At this time, it is not practicable to disclose financial information regarding MobileNet.

GlobalTrak

Effective on the close of business on April 3, 2013, the Company completed the acquisition of substantially all of the assets of GlobalTrak, a division of System Planning Corporation (“SPC”), pursuant to an Asset Purchase Agreement dated as of March 13, 2013. The consideration paid to acquire GlobalTrak was $2,990 in cash, subject to a final working capital adjustment, of which $500 was deposited in escrow with a third party escrow agent. The $500 is available to pay indemnification obligations of SPC to the Company primarily relating for breaches of representations and warranties made by SPC.

At this time, it is not practicable to disclose financial information regarding GlobalTrak.

The acquisition of GlobalTrak gives the Company access to a customer base that includes military, international, government and commercial customers as well as expanded reach in growing regions, such as the Middle East, Asia and South America.

LMS

Effective on the close of business on January 12, 2012, the Company completed the acquisition of the assets of PAR Logistics Management Systems Corporation (“LMS”), a wholly-owned subsidiary of PAR Technology Corporation (“PAR”), pursuant to an Asset Purchase Agreement dated as of December 23, 2011. As this acquisition was effective on January 12, 2012, the results of operations of LMS are included in the condensed consolidated financial statements beginning January 13, 2012.

The consideration paid by the Company to PAR on closing to acquire LMS totaled $6,123 which consisted of $4,000 in cash, subject to a final working capital adjustment specified in the Asset Purchase Agreement, which has not yet been finalized and the issuance of 645,162 shares of the Company’s common stock (valued at $3.29 per share), of which 387,097 shares of common stock were placed into an escrow account for up to fifteen months from closing to fund any indemnification obligations to the Company, including for breaches of representations and warranties made by PAR.

In addition to the consideration paid at closing, the Asset Purchase Agreement provides for contingent payments of up to $3,950 payable post-closing by the Company to PAR. Up to $3,000 of the contingent payments was payable based on achieving subscriber targets for calendar year 2012. For the year ended December 31, 2012, LMS did not achieve the subscriber targets. Up to $950 of the contingent payments will be payable based on achieving sales targets through 2014. Any potential earn-out amount can be paid in common stock, cash or a combination at the Company’s option. Any shares of common stock to be issued will be based on the 20-day average closing price ending on the third trading day preceding the date of payment. The potential earn-out amount for achieving the sales targets for any calendar year if earned, will be paid within 30 days after the Company files its Form 10-K for years 2013 and 2014.

The estimated fair value of the contingent earn-out amount was determined based on the Company’s estimates using weighted probabilities to achieve the sales targets for calendar years 2013 through 2014. The Company estimated the fair value of the sales targets contingent earn-out amounts using a probability-weighted discounted cash flow models. The Company has recorded a liability for the estimated fair value of the contingent earn-out consideration. The fair value measurements are based on significant inputs not observed in the market and thus represents a Level 3 measurement. Any change in the fair value of the contingent earn-out amounts subsequent to the acquisition date, including changes from events after the acquisition date, will be recognized in earnings in the period the estimated fair value changes. Achievement of the sales target lower than the target will result in less than the $950 being paid out. Achievement below certain thresholds will reduce the liability to zero. As of March 31, 2013, $320 is included in accrued liabilities and $270 is included in other liabilities in the condensed consolidated balance sheet.

Indemnification Asset

In connection with the asset purchase agreement, the Company entered into an escrow agreement with PAR and an escrow agent. Under the terms of this escrow agreement, 387,097 shares of common stock were issued to PAR and placed in an escrow account for up to fifteen months to fund any indemnification obligations to the Company, including for breaches of representations and warranties made by PAR. Under the terms of the escrow agreement, PAR retains all rights and privileges of ownership of the common stock placed in the escrow account. Further subject to certain resale restrictions, PAR sold the common stock that was placed in escrow and all proceeds of such sale were deposited directly with the escrow agent. In the event that the Company believes that an indemnity obligation of PAR has arisen under the asset purchase agreement, the Company shall have the right to provide written notice to the escrow agent and PAR setting forth a description of the distribution event and the number of shares of the Company’s common stock and or amount of cash to be distributed to the Company from the escrow account.

PAR and the Company have agreed to release $843 from escrow to PAR and the Company has a pending claim of $285. The Company and PAR are in negotiations to settle the pending claim through the working capital adjustment. The Company has not recorded an indemnification asset for any indemnity obligations of PAR arising under the asset purchase agreement through the measurement period.

Warranty Liabilities and Escrow Agreement

As a result of the acquisition of StarTrak on May 16, 2011, the Company recorded warranty obligations on StarTrak’s product sales, which provide for costs to replace or fix the product. One-year warranty coverage is accrued on product sales which provide for costs to replace or fix the product.

In connection with the acquisition, the Company entered into an escrow agreement with Alanco Technologies, Inc., (“Alanco”). Under the terms of the escrow agreement, 166,611 shares of common stock were issued to Alanco and placed in an escrow account to cover 50% of certain costs relating to fuel sensor warranty obligations incurred by the Company. In the event that the sum of (i) aggregate warranty expenses (other than for fuel sensors) and (ii) any fuel sensor damages directly expended or accrued on the StarTrak balance sheet from March 1, 2011 through March 1, 2012 exceeds $600, the Company shall have the right to provide written notice to the escrow agent and Alanco setting forth a description of the fuel sensor distribution event and the number of shares of the Company’s common stock to be distributed to the Company from the escrow account. The number of shares of common stock that the Company will direct the escrow agent to release to the Company from the escrow account will equal 50% of the fuel sensor damages (excluding the amount of damages that when added to the non-fuel sensor damages equals $600) incurred or suffered from June 1, 2011 through March 1, 2012, valued at $3.001 per share. The Company is in the process of finalizing the arrangement. As a result, the Company recorded $544 relating to the escrow agreement as an indemnification asset, which is included in other assets. For the three months ended March 31, 2013 and March 31, 2012, the Company recorded a gain of $135 and $90, respectively, on the fair value of the common stock held in escrow, which is recorded in selling, general and administrative expenses in the condensed consolidated statements of operations.

Pro Forma Results for the Acquisition of LMS

The following table presents the unaudited pro forma results of LMS for the three months ended March 31, 2012 as though the companies had been combined as of the beginning of January 1, 2012. The pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of January 1, 2012.

The supplemental pro forma revenues, net income (loss) attributable to ORBCOMM Inc. and the net income (loss) attributable to common stockholders for the period presented in the table below were adjusted to include the amortization of the intangible assets and income tax expense calculated from January 1, 2012 to the acquisition date. Also the supplemental pro forma information was adjusted to exclude acquisition costs and elimination of intercompany transactions.

The amount of LMS revenues and net loss included in the Company’s condensed consolidated statements of operations from the acquisition date to March 31, 2012 and the net income (loss) attributable to ORBCOMM Inc. and the net income (loss) attributable to common stockholders of the combined entity had the acquisition date been January 1, 2012, are as follows:

		Net Income (loss) Attributable	Net Income (loss) Attributable
	Revenues	ORBCOMM Inc.	to Common Stockholders
Actual from January 13, 2012 to March 31, 2012	$1,712	$(285)	$(285)

Supplemental pro forma for the three months ended March 31, 2012	$16,015	$2,762	$2,743

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

5. Stock-based Compensation

The Company’s stock-based compensation plans consist of its 2006 Long-Term Incentives Plan (the “2006 LTIP”) and its 2004 Stock Option Plan. As of March 31, 2013, there were 3,769,301 shares available for grant under the 2006 LTIP and no shares available for grant under the 2004 Stock Option Plan.

For the three months ended March 31, 2013 and 2012 the Company recorded stock-based compensation expense of $626 and $344, respectively. For the three months ended March 31, 2013 and 2012, the Company capitalized stock-based compensation of $25 and $18, respectively. The components of the Company’s stock-based compensation expense are presented below:

	Three months ended March 31,
	2013	2012
Stock appreciation rights	$416	$293
Restricted stock units	159	51
Market performance units	51	—

Total	$626	$344

As of March 31, 2013, the Company had unrecognized compensation costs for stock appreciation rights and restricted stock units arrangements totaling $1,957.

Time-Based Stock Appreciation Rights

A summary of the Company’s time-based SARs for the three months ended March 31, 2013 is as follows:

			Weighted-Average
			Remaining	Aggregate
	Number of	Weighted-Average	Contractual	Intrinsic Value
	Shares	Exercise Price	Term (years)	(In thousands)
Outstanding at January 1, 2013	3,422,967	$3.72
Granted	—	—
Exercised	(43,000)	2.46
Forfeited or expired	—	—

Outstanding at March 31, 2013	3,379,967	$3.74	7.13	$5,333

Exercisable at March 31, 2013	2,467,968	$3.88	6.36	$3,680

Vested and expected to vest at March 31, 2013	3,379,967	$3.74	7.13	$5,333

For the three months ended March 31, 2013 and 2012, the Company recorded stock-based compensation expense of $317 and $177 relating to these SARs, respectively. As of March 31, 2013, $1,338 of total unrecognized compensation cost related to these SARs is expected to be recognized through December 2015.

The intrinsic value of the SARs exercised was $92 for the three months ended March 31, 2013.

Performance-Based Stock Appreciation Rights

A summary of the Company’s performance-based SARs for the three months ended March 31, 2013 is as follows:

			Weighted-Average
			Remaining	Aggregate
	Number of	Weighted-Average	Contractual	Intrinsic Value
	Shares	Exercise Price	Term (years)	(In thousands)
Outstanding at January 1, 2013	1,034,025	$4.88
Granted	—	—
Exercised	(36,875)	3.02
Forfeited or expired	(123,437)	3.30

Outstanding at March 31, 2013	873,713	$5.18	6.94	$1,370

Exercisable at March 31, 2013	873,713	$5.18	6.94	$1,370

Vested and expected to vest at March 31, 2013	873,313	$5.18	6.94	$1,370

For the three months ended March 31, 2013 and 2012, the Company recorded stock-based compensation of $99 and $116 relating to these SARs, respectively. As of March 31, 2013, the Company had unrecognized compensation cost of nil related to these SARs.

The intrinsic value of the SARs exercised was $49 for the three months ended March 31, 2013.

The fair value of each time and performance-based SAR award is estimated on the date of grant using the Black-Scholes option pricing model with the assumptions described below for the periods indicated. For the three months ended March 31, 2012, the expected volatility was based on an average of the Company’s historical volatility over the expected terms of the SAR awards and the comparable publicly traded companies’ historical volatility. The Company uses the “simplified” method to determine the expected terms of SARs due to an insufficient history of exercises. Estimated forfeitures were based on voluntary and involuntary termination behavior as well as analysis of actual forfeitures. The risk-free interest rate was based on the U.S. Treasury yield curve at the time of the grant over the expected term of the SAR grants.

Risk-free interest rate	1.00% to 1.41%
Expected life (years)	5.50 and 6.0
Estimated volatility factor	73.74% to 74.67%
Expected dividends	None

Time-based Restricted Stock Units

During the three months ended March 31, 2013, the Company granted 65,270 time-based RSUs, which vest on January 1, 2014.

A summary of the Company’s time-based RSUs for the three months ended March 31, 2013 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Balance at January 1, 2013	88,821	$3.12
Granted	65,270	3.83
Vested	(58,821)	3.57
Forfeited or expired	—	—

Balance at March 31, 2013	95,270	$3.33

For the three months ended March 31, 2013 and 2012, the Company recorded stock-based compensation expense of $69 and $51 related to these RSUs, respectively. As of March 31, 2013, $279 of total unrecognized compensation cost related to these RSUs is expected to be recognized through December 2015.

Performance-based Restricted Stock Units

For the three months ended March 31, 2013, the Company granted 121,000 performance-based RSUs for 2013 financial and operational targets, which are expected to vest in the first quarter of 2014. As of March 31, 2013, the Company estimates that 100% of the performance targets will be achieved.

A summary of the Company’s performance-based RSUs for the three months ended March 31, 2013 is as follows:

		Weighted-Average Grant
	Shares	Date Fair Value
Balance at January 1, 2013	—	$—
Granted	121,000	3.55
Vested	—	—
Forfeited or expired	—	—

Balance at March 31, 2013	121,000	$3.55

For the three months ended March 31, 2013 , the Company recorded stock-based compensation expense of $90 related to these RSUs. As of March 31, 2013, $340 of total unrecognized compensation cost related to these RSUs is expected to be recognized through the first quarter of 2014.

The fair value of the time-based and performance-based RSU awards are based upon the closing stock price of the Company’s common stock on the date of grant.

Performance Units

In December 2012, the Company granted Market Performance Units (“MPUs”) to its senior executives based on its stock price performance over a three-year period. The MPUs will vest at the end of each performance period only if the Company satisfies the stock price performance targets and continued employment by the senior executives through the dates the Compensation Committee has determined that the targets have been achieved. The value of the MPUs that will be earned each year ranges up to 15% of each of the senior executives 2013 base salary depending on the Company’s stock price performance target for that year. The value of the MPUs can be paid in either cash or common stock or a combination at the Company’s option. The MPUs are classified as a liability and are revalued at the end of each reporting period based on the awards fair value over a three-year period.

As the MPUs contain both a performance and service condition, the MPUs have been treated as a series of three separate awards or tranches for purposes of recognizing stock-based compensation expense. The Company recognizes stock-based compensation expense on a tranche-by-tranche basis over the requisite service period for that specific tranche. The Company estimated the fair value of the MPUs granted using a Monte Carlo Simulation Model that used the following assumptions: risk-free interest rates of .13%, .24% and .35%, estimated volatility factor of 40% and no expected dividends. For the three months ended March 31, 2013, the Company recorded stock-based compensation of $51 relating to these MPUs.

2004 Stock Option Plan

A summary of the status of the Company’s stock options as of March 31, 2013 is as follows:

			Weighted-Average
			Remaining	Aggregate
	Number of	Weighted-Average	Contractual	Intrinsic Value
	Shares	Exercise Price	Term (years)	(In thousands)
Outstanding at January 1, 2013	737,291	$2.96
Granted	—	—
Exercised	(66,668)	2.41
Forfeited or expired		—

Outstanding at March 31, 2013	670,623	$3.02	1.02	$1,471

Exercisable at March 31, 2013	670,623	$3.02	1.02	$1,471

Vested and expected to vest at March 31, 2013	670,623	$3.02	1.02	$1,471

The intrinsic value of the stock options exercised was $173 for the three months ended March 31, 2013.

6. Net Income Attributable to ORBCOMM Inc. Common Stockholders

Basic net income per common share is calculated by dividing net income attributable to ORBCOMM Inc. by the weighted-average number of common shares outstanding for the period. Diluted net income per common share is computed by giving effect to all potentially dilutive securities. For the three months ended March 31, 2013 and 2012, the Company included the effect of 1,039,825 and 546,819 SARs, RSUs and stock options in its diluted weighted average common shares outstanding, respectively. For the three months ended March 31, 2013, the Company included 266,519 shares of Series A convertible preferred in its diluted weighted average common shares outstanding.

The potentially dilutive securities excluded from the determination of diluted income per share, as their effect is antidilutive, are as follows:

	Three months ended
	March 31,
	2013	2012
Series A convertible preferred stock	—	294,493
SARs	3,513,241	3,401,731
RSUs	42,391	74,773
Stock options	424,116	583,215

	3,979,748	4,354,212

The computation of net income attributable to ORBCOMM Inc. common stockholders is as follows for the three months March 31, 2013 and 2012.

	Three months ended
	March 31,
	2013	2012
Net income attributable to ORBCOMM Inc.	$1,108	$2,409
Preferred stock dividends on Series A convertible preferred stock	(16)	(19)

Net income available for ORBCOMM Inc. common stockholders	$1,092	$2,390

7. Marketable Securities

As of March 31, 2013 and December 31, 2012, the marketable securities are recorded at amortized cost which approximates fair market value which was based on Level 1 inputs. All investments mature in one year or less.

	March 31, 2013			December 31, 2012
		Gross	Gross		Gross	Gross
	Fair	Unrealized	Unrealized	Fair	Unrealized	Unrealized
	Value	Losses	Gains	Value	Losses	Gains
U.S. government and agency obligations	$41,023	$2	$—	$13,557	$—	$—
Corporate obligations	13,043	6	18	8,925	7	—
FDIC-insured certificates of deposit	2,640	—	—	5,479	1	—

	$56,706	$8	$18	$27,961	$8	$—

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

As of March 31, 2013 and December 31, 2012, the gross unrealized losses of $8 were primarily due to changes in interest rates and not credit quality of the issuer. Accordingly, the Company has determined that the gross unrealized losses are not other-than-temporary at March 31, 2013 and there has been no recognition of impairment losses in its condensed consolidated statements of operations for the three months ended March 31, 2013.

8. Satellite Network and Other Equipment

Satellite network and other equipment consisted of the following:

	Useful life (years)	March 31, 2013	December 31, 2012
Land		$381	$381
Satellite network	1-10	39,905	39,526
Capitalized software	3-7	3,143	3,009
Computer hardware	3	1,971	1,852
Other	2-7	2,141	1,703
Assets under construction		99,641	89,658

		147,182	136,129
Less: accumulated depreciation and amortization		(35,830)	(34,921)

		$111,352	$101,208

During the three months ended March 31, 2013 and 2012, the Company capitalized costs attributable to the design and development of internal-use software in the amount of $337 and $143, respectively.

Depreciation and amortization expense for the three months ended March 31, 2013 and 2012 was $1,002 and $753, respectively. This includes amortization of internal-use software of $109 and $80 for the three months ended March 31, 2013 and 2012, respectively.

Assets under construction primarily consist of milestone payments pursuant to procurement agreements which includes, the design, development, launch and other direct costs relating to the construction of the next-generation satellites (See Note 18) and upgrades to its infrastructure and ground segment.

9. Restricted Cash

Restricted cash consists of the remaining cash collateral of $2,000 for a performance bond required by the FCC in connection with the construction, launch and operation of the 18 next-generation satellites that was authorized in the March 21, 2008 FCC Space Segment License modification. Under the terms of the performance bond, the cash collateral will be reduced in increments of $1,000 upon completion of specified milestones. The Company has classified the remaining $2,000 as a non-current asset at March 31, 2013 and December 31, 2012.

10. Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price of an acquired business over the estimated fair values of the underlying net tangible and intangible assets.

Goodwill is allocated to the Company’s one reportable segment.

The Company’s intangible assets consisted of the following:

		March 31, 2013			December 31, 2012
	Useful life		Accumulated			Accumulated
	(years)	Cost	amortization	Net	Cost	amortization	Net
Customer lists	10	$3,820	$(909)	$2,911	$3,820	$(776)	$3,044
Patents and technology	5 and 10	4,610	(659)	3,951	4,610	(563)	4,047
Trademarks	2 and 10	860	(187)	673	860	(160)	700

		$9,290	$(1,755)	$7,535	$9,290	$(1,499)	$7,791

The weighted-average amortization period for the intangible assets is 9.6 years. The weighted-average amortization period for patents and technology and trademarks is 9.3 and 9.7 years, respectively.

Amortization expense was $256 for the three months ended March 31, 2013 and 2012.

Estimated amortization expense for intangible assets subsequent to March 31, 2013 is as follows:

Years ending December 31,
Remainder of 2013	$768
2014	994
2015	994
2016	994
2017	852
Thereafter	2,933

$7,535

11. Accrued Liabilities

The Company’s accrued liabilities consisted of the following:

	March 31, 2013	December 31, 2012
Accrued compensation and benefits	$1,792	$3,092
Warranty	2,527	2,762
Corporate income tax payable	82	843
Contingent earn-out amount	320	320
AIS deployment and license agreement	186	216
Accrued satellite network and other equipment	180	1,559
Other accrued expenses	3,145	2,479

	$8,232	$11,271

For the three months ended March 31, 2013 and 2012, changes in accrued warranty obligations consisted of the following:

	March 31,
	2013	2012
Balance at January 1,	$2,762	$2,631
Warranty liabilities assumed from acquisitions	—	283
Amortization of fair value adjustment of warranty liabilities acquired through acquisitions	(9)	—
Warranty expense	65	109
Warranty charges	(291)	(169)

Balance at March 31,	$2,527	$2,854

12. Deferred Revenues

Deferred revenues consisted of the following:

	March 31,	December 31,
	2013	2012
Service activation fees	$2,791	$2,690
Prepaid services	1,420	1,331
Warranty revenues	305	332

	4,516	4,353
Less current portion	(2,456)	(2,394)

Long-term portion	$2,060	$1,959

13. Note Payable-Related Party

In connection with the acquisition of a majority interest in Satcom in 2005, the Company recorded an indebtedness to OHB Technology A.G. (formerly known as OHB Teledata A.G.), a stockholder of the Company. At March 31, 2013, the principal balance of the note payable was €1,138 and it had a carrying value of $1,457. At December 31, 2012, the principal balance of the note payable was €1,138 and it had a carrying value of $1,503. The carrying value was based on the note’s estimated fair value at the time of acquisition. The difference between the carrying value and principal balance was being amortized to interest expense over the estimated life of the note of six years which ended in September 30, 2011. This note does not bear interest and has no fixed repayment term. Repayment will be made from the distribution profits (as defined in the note agreement) of ORBCOMM Europe LLC. The note has been classified as long-term and the Company does not expect any repayments to be required prior to March 30, 2014.

14. Notes Payable

$45,000 9.5% Senior Notes

On January 4, 2013, the Company issued $45,000 aggregate principal amount of Senior Notes (“Senior Notes”) due January 4, 2018. Interest is payable quarterly at a rate of 9.5% per annum. The Senior Notes are secured by a first priority security interest in substantially all of the Company’s and its subsidiaries’ assets. The covenants in the Senior Notes limits the Company’s ability to among other things to, incur additional indebtedness and liens, to sell, transfer, lease or otherwise dispose of the Company’s or subsidiaries assets, merge or consolidate with other companies. The Company is also required to obtain launch and one year in-orbit insurance for the next-generation satellites under the terms of the Senior Notes. The Company must also comply with a maintenance covenant of either having available liquidity of $10,000 (the sum of (a) cash and cash equivalents plus (b) the total amount available to be borrowed under a working capital facility) or a leverage ratio (consolidated total debt to consolidated adjusted EBITDA, adjusted for stock-based compensation, certain other non-cash items and other agreed upon other charges) of not more than 4.5 to 1.0. In connection with the issuance of the Senior Notes, the Company incurred approximately $1,500 of debt issuance costs, which will be amortized through January 4, 2018. For the three months ended March 31, 2013, the amortization of the debt issuance costs was $75. For the three months ended March 31, 2013, the Company capitalized all of the interest expense and amortization of the debt issuance costs to construction of the next-generation satellites.

As of March 31, 2013, the Company was in compliance with the financial covenants.

$3,900 6% Notes

On May 16, 2011, the Company issued a $3,900 secured promissory note to an existing lender and stockholder of Alanco. The note bore interest at 6.00% per annum. On January 4, 2013, the remaining unpaid principal amount of $3,450 and unpaid interest was repaid as a condition of the Company issuing the Senior Notes discussed above.

15. Stockholders’ Equity

Series A convertible preferred stock

During the three months ended March 31, 2013, holders of the Series A convertible preferred stock converted 11,011 shares into 18,354 shares of the Company’s common stock. During the three months ended March 31, 2013, the Company issued dividends in the amount of 1,606 shares to the holders of the Series A convertible preferred stock. As of March 31, 2013, dividends in arrears were $15.

Common Stock

As of March 31, 2013, the Company has reserved 8,909,874 shares of common stock for future issuances related to employee stock compensation plans.

16. Segment Information

The Company operates in one reportable segment, M2M data communications. Other than satellites in orbit, long-lived assets outside of the United States are not significant. The following table summarizes revenues on a percentage basis by geographic regions, based on the country in which the customer is located.

	Three months ended
	March 31,
	2013	2012
United States	87%	81%
Japan	9%	17%
Other	4%	2%

	100%	100%

17. Income taxes

For the three months ended March 31, 2013, the Company’s income tax provision was $145, resulting from foreign income tax expense of $82 from income generated by ORBCOMM Japan and $63 of amortization of tax goodwill generated from the acquisitions of StarTrak and LMS.

For the three months ended March 31, 2012, the Company’s income tax provision was $394, resulting from foreign income tax expense of $328 from income generated by ORBCOMM Japan and $66 of amortization of tax goodwill generated from the acquisitions of StarTrak and LMS.

As of March 31, 2013 and 2012, the Company maintained a valuation allowance against all of its net deferred tax assets, excluding goodwill, attributable to operations in the United States and all foreign jurisdictions, except for Japan, as the realization of such assets was not considered more likely than not.

As of March 31, 2013, the Company had unrecognized tax benefits of $775. There were no changes to the Company’s unrecognized tax benefits during the three months ended March 31, 2013. The Company is subject to U.S. federal and state examinations by tax authorities from 2008. The Company does not expect any significant changes to its unrecognized tax positions during the next twelve months.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were recognized during the three months ended March 31, 2013.

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

The Amendment modifies the milestone payment schedule under the procurement agreement dated May 5, 2008 but does not change the total contract price (excluding optional satellites and costs under the Task Orders) of $117,000. Payments under the Amendment extend into 2014, subject to SNC’s successful completion of each payment milestone.

The Amendment also settles the liquidated delay damages triggered under the procurement agreement dated May 5, 2008 and provides an ongoing mechanism for the Company to obtain pricing proposals to order up to thirty optional satellites substantially identical to the Initial Satellites for which firm fixed pricing previously had expired under the procurement agreement dated May 5, 2008.

As of March 31, 2013, the Company has made milestone payments of $58,500 under the agreement. The Company anticipates making payments under the agreement of approximately $22,230 during the remainder of 2013.

On December 21, 2012, the Company and Space Exploration Technologies Corp. (“SpaceX”) entered into a Launch Services Agreement (the “Falcon 9 Agreement”) pursuant to which SpaceX will provide launch services (the “Launch Services”) for the carriage into low-Earth-orbit of up to 17 ORBCOMM next-generation satellites currently being constructed by Sierra Nevada Corporation. Under the Falcon 9 Agreement, SpaceX will also provide to the Company satellite-to-launch vehicle integration and launch support services, as well as certain related optional services. The total price under the Falcon 9 Agreement (excluding any optional services) is $42,600 which reflects pricing agreed under the August 28, 2009 agreement for Launch Services of $46,600 less the $4,000 allocated to the next-generation prototype launch in the September 21, 2012 agreement. The amounts due under the Falcon 9 Agreement are payable by the Company in installments from the date of execution of the Falcon 9 Agreement through the performance of each Launch Service.

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

As of March 31, 2013, the Company has made milestone payments of $27,885 under the Falcon 9 Agreement. The Company anticipates making payments of approximately $12,365 during 2013.

On September 21, 2012, SpaceX and the Company entered into a Secondary Payload Launch Services Agreement totaling $4,000 of the original $46,600 to launch the next-generation prototype which occurred on October 7, 2012.

Airtime credits

In 2001, in connection with the organization of ORBCOMM Europe LLC and the reorganization of the ORBCOMM business in Europe, the Company agreed to grant certain country representatives in Europe approximately $3,736 in airtime credits. The Company has not recorded the airtime credits as a liability for the following reasons: (i) the Company has no obligation to pay the unused airtime credits if they are not utilized; and (ii) the airtime credits are earned by the country representatives only when the Company generates revenue from the country representatives. The airtime credits have no expiration date. Accordingly, the Company is recording airtime credits as services are rendered and these airtime credits are recorded net of revenues from the country representatives. For the three months ended March 31, 2013 and 2012, airtime credits used totaled approximately $8. As of March 31, 2013 and December 31, 2012, unused credits granted by the Company were approximately $2,120 and $2,128, respectively.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement Under the Private Securities Litigation Reform of Act 1995.

Certain statements discussed in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally relate to our plans, objectives and expectations for future events and include statements about our expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. Such forward-looking statements, including those concerning the Company’s expectations, are subject to known and unknown risks and uncertainties, which could cause actual results to differ materially from the results, projected, expected or implied by the forward-looking statements, some of which are beyond the Company’s control, that may cause the Company’s actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include but are not limited to: ongoing global economic instability and uncertainty; substantial losses we have incurred and may continue to incur; demand for and market acceptance of our products and services and the applications developed by our resellers; we may need additional capital to pursue our growth strategy; loss or decline or slowdown in the growth in business from our key customers, such as Caterpillar Inc., (“Caterpillar”), Komatsu Ltd., (“Komatsu”), Hitachi Construction Machinery Co., Ltd., (“Hitachi”), and Asset Intelligence, a subsidiary of I.D. Systems, Inc., other value-added resellers or VARs and international value-added resellers or IVARs; loss or decline or slowdown in growth in business of any of the specific industry sectors the Company serves, such as transportation, heavy equipment, fixed assets and maritime; dependence on a few significant customers; our acquisitions may expose us to additional risks; litigation proceedings; technological changes, pricing pressures and other competitive factors; the inability of our international resellers and licensees to develop markets outside the United States; the inability to obtain or maintain the necessary regulatory approvals or licenses for particular countries or to operate our satellites; market acceptance and success of our Automatic Identification System (“AIS”) business; satellite launch and construction delays and cost overruns of our next-generation satellites and launch vehicles; in-orbit satellite failures or reduced performance of our existing satellites; significant liabilities created by products we sell; the $45 million 9.5% Senior Notes that we issued on January 4, 2013 could restrict our business activities or our ability to execute our strategic objectives or adversely affect our financial performance; the failure of our system or reductions in levels of service due to technological malfunctions or deficiencies or other events; our inability to renew or expand our satellite constellation; inability to operate due to changes or restrictions in the political, legal regulatory, government administrative and economic conditions and developments in the United States and other countries and territories in which we operate; and changes in our business strategy. In addition, specific consideration should be given to various factors described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012. The Company undertakes no obligation to publicly revise any forward-looking statements or cautionary factors, except as required by law.

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

As a result of our acquisitions in 2012 and 2011, we provide products and services in the cold chain telematics solutions business that enable customers to proactively monitor, manage and remotely control their refrigerated and other transport assets using complete end-to-end solutions. These solutions enable optimal business efficiencies, increased asset utilization, and substantially reduce asset write-offs and manual yard counts of chassis, refrigeration units, containers and generators (“gensets”). The information provided from these solutions also help industry leaders realize better fleet efficiency and utilization while reducing risk by adding safety monitoring of perishable cargo, including refrigerated and frozen food. In addition to relationships with leading refrigeration unit manufacturers such as Carrier and Thermo King, the customer base includes well-known brands such as Tropicana, Maersk Line, Prime Inc., C.R. England, FFE Transport, Inc., Target, Chiquita, Ryder, J.B. Hunt, Hapag-Lloyd, Golden State Foods, Martin-Brower and Canadian National Railways. These acquisitions enable us to create a global technology platform to transfer capabilities across new and existing vertical markets and deliver complementary products to our channel partners and resellers worldwide.

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

Acquisitions

PAR Logistics Management Systems Corporation

Effective on the close of business on January 12, 2012, we completed the acquisition of the assets of PAR Logistics Management Systems Corporation (“LMS”), a wholly-owned subsidiary of PAR Technology Corporation, (“PAR”) including but not limited to, accounts receivable, inventory, equipment, intellectual property, all of LMS’s rights to customer contracts, supplier lists and certain liabilities pursuant to an Asset Purchase Agreement dated as of December 23, 2011. The consideration paid to PAR on closing to acquire LMS totaled $6.1 million consisting of: (i) $4.0 million in cash, subject to a final working capital adjustment specified in the Asset Purchase Agreement, which has not yet been finalized and (ii) the issuance of 645,162 shares of our common stock, of which 387,097 shares of common stock were placed into an escrow account for up to fifteen months from closing to fund any indemnification obligations to us including for breaches of representations and warranties made by PAR.

In addition to the consideration paid at closing, the Asset Purchase Agreement provides for contingent payments of up to $3.9 million payable post-closing by us to PAR. Up to $3,000 of the contingent payments was payable based on achieving subscriber targets for calendar year 2012. We recorded at the acquisition date a liability of $0.7 million for the estimated fair value of the earn-out amounts. For the year ended December 31, 2012, LMS did not achieve the subscriber targets. Up to $0.9 million of the contingent payments will be payable based on achieving sales targets through 2014. Any potential earn-out amount can be paid in common stock, cash or a combination at our option. Any shares of common stock to be issued will be based on the 20-day average closing price ending on the third trading day preceding the date of payment. The potential earn-out amount for achieving the sales targets for any calendar year if earned, will be paid within 30 days after we file our Form 10-K for years 2013 and 2014.

The results of operations of LMS are included in our condensed consolidated results for the period subsequent to the acquisition date of January 12, 2012. See Note 3 to the condensed consolidated financial statements for further discussion.

StarTrak Systems, LLC

Effective on the close of business on May 16, 2011, we completed the acquisition of substantially all of the assets of StarTrak Systems, LLC (“StarTrak”) a wholly-owned subsidiary of Alanco Technologies, Inc., including but not limited to cash, accounts receivable, inventory, equipment, intellectual property, all of StarTrak’s rights to customer contracts, supplier lists and assumed certain liabilities pursuant to an Asset Purchase Agreement dated as of February 23, 2011. See Note 3 to the condensed consolidated financial statements for further discussion.

Critical Accounting Policies and Estimates

Our discussion and analysis of our results of operations, liquidity and capital resources are based on our consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, accounts receivable, accounting for business combinations, goodwill, satellite network and other equipment, long-lived assets, capitalized development costs, income taxes, warranty costs, loss contingencies and the value of securities underlying stock-based compensation. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from our estimates and could have a significant adverse effect on our results of operations and financial position. For a discussion of our critical accounting policies and estimates see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes to our critical accounting policies during 2013.

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

The following table reconciles our net income to EBITDA for the periods shown:

	Three months ended
	March 31,
	2013	2012
Net income attributable to ORBCOMM Inc.	$1,108	$2,409
Income tax expense	145	394
Interest income	(17)	(27)
Interest expense	46	24
Depreciation and amortization	1,258	1,009

EBITDA	$2,540	$3,809

EBITDA during the three months ended March 31, 2013 decreased by $1.3 million over 2012. The decrease was due to an increase in expenses of $1.0 million excluding depreciation and amortization, a decrease in product revenues of $1.5 million and a $1.2 million gain on extinguishment of debt and accounts payable in 2012, offset by an increase in service revenues of $2.4 million. Expenses increased primarily due to an increase in stock-based compensation of $0.3 million primarily due to timing of grants, an increase in facility costs of $0.2 million that include $0.1 million in lease termination costs related to consolidation of locations into our new facility in 2013 and an increase in professional service fees of $0.4 million primarily due to our acquisitions. The increase in expenses were offset by an increase in service revenues for core satellite and terrestrial revenues of $1.9 million that includes a backbilling adjustment with a customer, and an increase in AIS revenues of $0.4 million.

Revenues

We derive service revenues from our resellers and direct customers from utilization of satellite subscriber communicators and the reselling of airtime from a third party satellite system and the utilization of terrestrial-based subscriber communicators using SIMS on cellular providers’ wireless networks. These service revenues generally consist of a one-time activation fee for each subscriber communicator and SIMS activated for use and monthly usage fees. Usage fees that we charge our customers are based upon the number, size and frequency of data transmitted by the customer and the overall number of subscriber communicators and SIMS activated by each customer. Revenues for usage fees from currently billing subscriber communicators and SIMS are recognized on an accrual basis, as services are rendered, or on a cash basis, if collection from the customer is not reasonably assured at the time the service is provided. Usage fees charged to our resellers and direct customers are charged primarily at wholesale rates based on the overall number of subscriber communicators activated by them and the total amount of data transmitted. We also earn service revenues from extended warranty service agreements extending beyond the initial warranty period of one year, royalty fees from third parties for the use of our proprietary communications protocol charged on a one-time basis for each satellite subscriber communicator connected to our M2M data communications system and fees from providing engineering, technical and management support services to customers. Service revenues include AIS revenues.

We derive product revenues primarily from sales of subscriber communicators to our resellers (i.e., our VARs, IVARs, international licensees and country representatives) and direct customers. We also sell cellular wireless subscriber identity modules, or SIMS, (for our terrestrial-communication services) to our resellers and direct customers.

The table below presents our revenues for the three months ended March 31, 2013 and 2012, together with the percentage of total revenue represented by each revenue category in (in thousands):

	Three months ended March 31,
	2013		2012
		% of		% of
		Total		Total
Service revenues	$13,890	83.1%	$11,531	72.6%
Product sales	2,830	16.9%	4,348	27.4%

	$16,720	100.0%	$15,879	100.0%

Total revenues for the three months ended March 31, 2013 and 2012 were $16.7 million and $15.9 million, respectively.

Service revenues

Service revenues increased $2.4 million for the three months ended March 31, 2013, or 20.5%, to $13.9 million from $11.5 million for the three months ended March 31, 2012. The increase in service revenues in 2013 over 2012 was primarily due to an increase in satellite and terrestrial revenues of $1.9 million that includes a backbilling adjustment with a customer, and an increase in AIS revenues of $0.4 million. The increase in service revenues are due to increases in billable subscriber communicators and usage by some customers. Service revenues for the three months ended March 31, 2013 were negatively impacted by $0.1 million due to a weaker Japanese yen relative to the U.S. dollar. We expect service revenues next quarter to benefit from the GlobalTrak and MobileNet acquisitions but be burdened by the weaker yen. As of March 31, 2013, we had approximately 777,000 billable subscriber communicators compared to approximately 689,000 billable subscriber communicators as of March 31, 2012, an increase of 12.8%.

Service revenue growth can be impacted by the customary lag between subscriber communicator activations and recognition of service revenue from these units.

Product sales

Revenues from product sales decreased $1.5 million for the three months ended March 31, 2013, or 34.9%, to $2.8 million from $4.3 million for the three months ended March 31, 2012. The decrease was primarily due to $1.1 million in lower product sales in the heavy equipment sector by our Japanese subsidiary reflecting a significant hardware sale in the first quarter of 2012 and the effect of a less favorable exchange rate due to the decrease of the yen against the U.S. dollar of $0.1 million.

Costs of services

Costs of services is comprised of expenses to provide services, such as payroll and related costs, including stock-based compensation, materials and supplies, depreciation and amortization of assets and usage fees to cellular wireless providers for the data transmitted by the resellers on our network and other third-party networks.

Costs of services increased by $0.9 million, or 19.7%, to $5.6 million for the three months ended March 31, 2013 from $4.7 million for the three months ended March 31, 2012. The increase was primarily due to a $0.4 million increase in costs to provide for the increase in service revenues, a $0.2 million increase in depreciation expense primarily related to a full quarter of depreciation expense in 2013 for the second AIS satellite which was placed in service in February 2012 and a $0.2 million increase in labor and consultant costs primarily related to an increase in service revenues.

Costs of product sales

Costs of products includes the purchase price of subscriber communicators and SIMS sold, costs of warranty obligations, shipping charges, depreciation and amortization as well as operational costs to fulfill customer orders, including costs for employees.

Costs of product sales decreased by $0.9 million, or 29.9% to $2.2 million for the three months ended March 31, 2013 from $3.1 million for the three months ended March 31, 2012. We had a gross profit from product sales (revenues from product sales minus costs of product sales) of $0.7 million for the three months ended March 31, 2013 compared to a gross profit from product sales of $1.2 million for the three months ended March 31, 2012. The decrease in product sales and gross profit from product sales were primarily due to lower product sales in the heavy equipment sector by our Japanese subsidiary reflecting a significant hardware sale in the first quarter of 2012 and the effect of the decrease of the yen against the U.S. dollar.

.

Selling, general and administrative expenses

Selling, general and administrative expenses relate primarily to expenses for general management, sales and marketing, and finance, professional fees and general operating expenses.

Selling, general and administrative expenses increased by $1.0 million, or 19.1%, to $6.4 million for the three months ended March 31, 2013 from $5.3 million for the three months ended March 31, 2012. The increase was primarily due to a $0.2 million increase in stock-based compensation primarily due to timing of grants, a $0.2 million increase in facility costs that include $0.1 million in lease termination costs related to consolidation of locations into our new facility in 2013, a $0.4 million increase in professional service fees for audit, legal and public company expenses due to our acquisitions last year and a $0.2 million increase in advertising and marketing and travel expenses.

Product development expenses

Product development expenses consist primarily of the expenses associated with our engineering team, along with the cost of third parties that are contracted to support our current applications.

Product development expenses for the three months ended March 31, 2013 and March 31, 2012 were $0.8 million and $0.6 million, respectively. The increase was primarily due to costs associated with new product development related to our acquisitions of StarTrak and LMS and in anticipation of our next-generation satellites’ capabilities.

Acquisition costs

Acquisition-related costs directly related to our acquisitions which include professional services expenses.

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

For the three months ended March 31, 2013 other expenses was less than $0.1 million compared to other income of $1.1 million for the three months ended March 31, 2012. The increase in expense, net is primarily due to a $1.1 million gain on extinguishment of debt in connection with Satcom’s note holders.

Income before income taxes

We have income before income taxes of $1.3 million for the three months ended March 31, 2013, compared to income before income taxes of $2.9 million for the three months ended March 31, 2012.

Provision for income taxes

For the three months ended March 31, 2013, we recorded income taxes of $0.1 million, which included foreign income tax of less than $0.1 million from income generated by our subsidiary ORBCOMM Japan and $0.1 million from the amortization of tax goodwill generated from our acquisitions.

For the three months ended March 31, 2012, we recorded income taxes of $0.4 million, which was primarily due to foreign income tax of $0.3 million from income generated by our subsidiary ORBCOMM Japan and $0.1 million from the amortization of tax goodwill generated from our acquisitions.

As of March 31, 2013 and March 31, 2012, we maintained a valuation allowance against all of its net deferred tax assets, excluding goodwill, attributable to operations in the United States and all foreign jurisdictions, except for Japan, as the realization of such assets was not considered more likely than not.

Net income

We have net income of $1.2 million for the three months ended March 31, 2013 compared to a net income of $2.5 million for the three months ended March 31, 2012.

Noncontrolling interests

Noncontrolling interests relate to earnings and losses attributable to noncontrolling shareholders.

Net income attributable to ORBCOMM Inc.

We have net income attributable to our company of $1.1 million for the three months ended March 31, 2013 compared to a net income $2.4 million for the three months ended March 31, 2012.

Net income attributable to ORBCOMM Inc. common stockholders

For the three months ended March 31, 2013 and 2012, the net income attributable to our common stockholders includes dividends of less than $0.1 million paid in shares of the Series A convertible preferred stock issued in connection with the acquisition of StarTrak.

Liquidity and Capital Resources

Overview

Our liquidity requirements arise from our working capital needs and to fund capital expenditures to support our current operations, and facilitate growth and expansion. We have financed our operations and expansion mostly from sales of our common stock through public offerings and private placements of debt, convertible preferred stock, common stock and most recently net income. At March 31, 2013, we have an accumulated deficit of $66.9 million. Our primary source of liquidity consisted of cash, cash equivalents, restricted cash and marketable securities totaling $92.8 million, which we believe will be sufficient to provide working capital and capital expenditures for the next twelve months.

Operating activities

Cash used in our operating activities for the three months ended March 31, 2013 was $0.4 million resulting from net uses of cash of $2.3 million for an increase in accounts receivable primarily due to the increase in revenues and $1.9 million from a decrease in accounts payable and accrued expenses primarily related to timing of payments, offset by net income of $1.2 million and non-cash items including $1.3 million for depreciation and amortization and $0.6 million for stock-based compensation.

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

Investing activities

Cash used in our investing activities for the three months ended March 31, 2013 was $40.8 million, resulting primarily from capital expenditures of $11.9 million and purchases of marketable securities of $48.8 million, offset by proceeds received from the maturities of marketable securities totaling $19.9 million.

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

Financing activities

Cash provided by our financing activities for the three months ended March 31, 2013 was $40.6 million, resulting primarily from proceeds received from the issuance of $45 million Senior Notes, offset by payments for debt issuance costs of $1.1 million in connection with the Senior Notes and a $3.4 million principal repayment of the 6% secured promissory note issued in connection with the acquisition of StarTrak.

Cash used in our financing activities for the three months ended March 31, 2012 was $0.5 million, resulting primarily from ORBCOMM’S purchase of noncontrolling ownership interests in Satcom of $0.2 million and Satcom’s repayment of $0.3 million in notes payable.

Future Liquidity and Capital Resource Requirements

We expect cash flows from operating activities, along with our existing cash, cash equivalents, restricted cash and marketable securities will be sufficient to provide working capital and to fund our interest payments on the $45 million Senior Notes and capital expenditures, which primarily includes milestone payments under the procurement agreements for the next-generation satellites for the next twelve months. For the remainder of 2013, we expect to incur approximately $35 million of capital expenditures primarily for our next-generation satellites.

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

Debt Covenants

As of March 31, 2013, we were in compliance with our covenants of the $45 million Senior Notes.

Contractual Obligations

There have been no material changes in our contractual obligations as of March 31, 2013, as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, except for the annual interest payments of $4.2 million and the principal balance due in January 2018 of the Senior Notes discussed above.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

There has been no material changes in our assessment of our sensitivity to market risk as of March 31, 2013, as previously disclosed in Part II, Item 7A “Quantitative and Qualitative Disclosures about Market Risks” in our Annual Report on Form 10-K for the year ended December 31, 2012.

Concentration of credit risk

The following table presents customers with revenues greater than 10% of our consolidated total revenues for the periods shown:

	Three months ended
	March 31,
	2013	2012
Caterpillar Inc.	25.4%	18.5%
Komatsu Ltd.	13.2%	11.5%
Hitachi Construction Machinery Co., Ltd.	*	11.0%

*	Balance is less than 10% of consolidated total revenues.

Item 4. Disclosure Controls and Procedures

Evaluation of the Company’s disclosure controls and procedures.

The Company’s management evaluated, with the participation of the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2013. Based on their evaluation, the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2013.

Changes in Internal Control over Financial Reporting.

We reviewed our internal control over financial reporting at March 31, 2013. As a result of the acquisition of LMS, we have begun to integrate certain business processes and systems of LMS. Accordingly, certain changes have been made and will continue to be made to our internal controls over financial reporting until such time as this integration is complete.

There have been no other changes in our internal control over financial reporting identified in an evaluation thereof that occurred during the first quarter of 2013 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Except as discussed under “Overview” in Part 1, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” there have been no material changes in the risk factors as of March 31, 2013, as previously disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2013, holders of Series A convertible preferred stock converted 11,011 shares into 18,345 shares of our common stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

†10.2	$45,000,000 9.5% Senior Secured Note Agreement dated January 4, 2013.

31.1	Certification of President and Chief Executive Officer required by Rule 13a-14(a).

31.2	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a).

32.1	Certification of President and Chief Executive Officer required by Rule 13a-14(b) and 18 U.S.C. Section 1350.

32.2	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(b) and 18 U.S.C. Section 1350.

101. INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment. The omitted portions have been separately filed with the Securities and Exchange Commission.
*	This exhibit with this Quarterly Report on Form 10-Q, is deemed filed with the Securities and Exchange Commission, and is not incorporated by reference into any filing of ORBCOMM Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORBCOMM Inc. (Registrant)

Date: May 10, 2013	/s/ Marc J. Eisenberg

Marc J. Eisenberg,
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2013	/s/ Robert G. Costantini

Robert G. Costantini,
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: May 10, 2013	/s/ David A. Dziemian

David A. Dziemian
Senior Vice President, Controller and Principal Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

†10.2	$45,000,000 9.5% Senior Secured Note Agreement dated January 4, 2013.

31.1	Certification of Chief Executive Officer and President required by Rule 13a-14(a).

31.2	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a).

32.1	Certification of Chief Executive Officer and President required by Rule 13a-14(b) and 18 U.S.C. Section 1350.

32.2	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(b) and 18 U.S.C. Section 1350.

101. INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment. The omitted portions have been separately filed with the Securities and Exchange Commission.
*	This exhibit with this Quarterly Report on Form 10-Q, is deemed filed with the Securities and Exchange Commission, and is not incorporated by reference into any filing of ORBCOMM Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing.