Form 10-Q
period 2013-06-30
ORBCOMM Inc.
filed 2013-08-09
CIK 1361983

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

703-433-6300

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

The number of shares outstanding of the registrant’s common stock as of August 1, 2013 is 47,424,383.

ORBCOMM Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

(Unaudited)

	June 30,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$46,094	$34,783
Marketable securities	31,917	27,969
Accounts receivable, net of allowances for doubtful accounts of $321 and $300	13,520	10,703
Inventories	4,272	3,748
Prepaid expenses and other current assets	2,408	1,484
Deferred tax assets	136	164

Total current assets	98,347	78,851
Satellite network and other equipment, net	119,865	101,208
Goodwill	19,900	14,740
Intangible assets, net	11,134	7,791
Restricted cash	2,195	2,195
Deferred tax assets	395	398
Other assets	2,721	1,583

Total assets	$254,557	$206,766

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,765	$2,899
Accrued liabilities	9,097	11,271
Current portion of deferred revenue	3,787	2,394

Total current liabilities	15,649	16,564
Note payable—related party	1,480	1,503
Note payable, net of current portion	45,000	3,398
Deferred revenue, net of current portion	2,160	1,959
Deferred tax liabilities	550	397
Other liabilities	1,627	557

Total liabilities	66,466	24,378

Commitments and contingencies
Equity:
ORBCOMM Inc. stockholders’ equity
Preferred Stock Series A, par value $0.001; 1,000,000 shares authorized; 153,466 and 161,359 shares issued and outstanding	1,533	1,612
Common stock, par value $0.001; 250,000,000 shares authorized; 47,371,047 and 46,783,568 shares issued	47	47
Additional paid-in capital	251,555	248,469
Accumulated other comprehensive income	417	633
Accumulated deficit	(65,193)	(67,956)
Less treasury stock, at cost, 29,990 shares at June 30, 2013 and December 31, 2012	(96)	(96)

Total ORBCOMM Inc. stockholders’ equity	188,263	182,709
Noncontrolling interests	(172)	(321)

Total equity	188,091	182,388

Total liabilities and equity	$254,557	$206,766

See notes to condensed consolidated financial statements.

ORBCOMM Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues:
Service revenues	$13,517	$12,418	$27,407	$23,949
Product sales	5,042	3,901	7,872	8,249

Total revenues	18,559	16,319	35,279	32,198

Costs and expenses (1):
Costs of services	5,349	4,950	10,982	9,656
Costs of product sales	4,200	2,568	6,374	5,671
Selling, general and administrative	6,697	5,599	13,058	10,940
Product development	494	622	1,287	1,181
Acquisition-related costs	216	210	620	633

Total costs and expenses	16,956	13,949	32,321	28,081

Income from operations	1,603	2,370	2,958	4,117
Other income (expense):
Interest income	12	23	29	50
Other income (expense)	352	5	341	52
Gain on extinguishment of debt, net of expenses	—	—	—	1,062
Interest expense	(5)	(8)	(51)	(32)

Total other income (expense)	359	20	319	1,132

Income before income taxes	1,962	2,390	3,277	5,249
Income taxes	204	402	349	796

Net income	1,758	1,988	2,928	4,453
Less: Net income attributable to the noncontrolling interests	72	106	134	162

Net income attributable to ORBCOMM Inc.	$1,686	$1,882	$2,794	$4,291

Net income attributable to ORBCOMM Inc. common stockholders	$1,671	$1,865	$2,763	$4,255

Per share information-basic:
Net income attributable to ORBCOMM Inc.	$0.04	$0.04	$0.06	$0.09

Per share information-diluted:
Net income attributable to ORBCOMM Inc.	$0.03	$0.04	$0.06	$0.09

Weighted average common shares outstanding:
Basic	47,296	46,706	47,068	46,529

Diluted	48,430	47,146	48,309	47,049

(1) Stock-based compensation included in costs and expenses:
Costs of services	$54	$70	$121	$114
Costs of product sales	24	1	47	9
Selling, general and administrative	496	352	992	623
Product development	20	43	60	64

	$594	$466	$1,220	$810

See notes to condensed consolidated financial statements.

ORBCOMM Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income	$1,758	$1,988	$2,928	$4,453

Other comprehensive income (loss), net of tax-
Foreign currency translation adjustments	(47)	265	(201)	(190)

Other comprehensive income (loss)	(47)	265	(201)	(190)

Comprehensive income	1,711	2,253	2,727	4,263

Less comprehensive income (loss) attributable to noncontrolling interests	(58)	(240)	(149)	(217)

Comprehensive income attributable to ORBCOMM Inc.	$1,653	$2,013	$2,578	$4,046

See notes to condensed consolidated financial statements.

ORBCOMM Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six months ended
	June 30,
	2013	2012
Cash flows from operating activities:
Net income	$2,928	$4,453
Adjustments to reconcile net income to net cash provided by operating activities:
Change in allowance for doubtful accounts	21	31
Change in the fair value of acquisition-related contingent consideration	—	30
Amortization of the fair value adjustment related to StarTrak warranty liabilities	(13)	(148)
Depreciation and amortization	2,628	2,190
Stock-based compensation	1,220	810
Foreign exchange (gains) losses	57	(49)
Amortization of premium on marketable securities	170	382
Increase in fair value of indemnification assets	(60)	(34)
Deferred income taxes	170	150
Gain on extinguishment of debt and accounts payable	—	(1,214)
Amortization of transition shared services	—	106
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(2,802)	(1,994)
Inventories	877	833
Prepaid expenses and other assets	(609)	454
Accounts payable and accrued liabilities	(1,996)	(1,344)
Deferred revenue	(447)	556
Other liabilities	11	(91)

Net cash provided by operating activities	2,155	5,121

Cash flows from investing activities:
Capital expenditures	(21,623)	(8,595)
Purchases of marketable securities	(51,448)	(34,599)
Proceeds from maturities of marketable securities	47,330	36,808
Acquisition of net assets of GlobalTrak, net of cash acquired of $1,037	(1,953)	—
Acquisition of net assets of MobileNet	(3,203)	—
Change in restricted cash	—	1,025
Acquisition of net assets of LMS	—	(4,000)

Net cash used in investing activities	(30,897)	(9,361)

Cash flows from financing activities
Proceeds received from issuance of $45,000 Senior Notes	45,000	—
Cash paid for debt issuance costs	(1,267)	—
Proceeds received from exercise of stock options	161	—
Purchase of noncontrolling ownership interests in Satcom International Group plc	—	(199)
Repayment of Satcom notes payable	—	(253)
Principal payments of note payable	(3,450)	(125)
Principal payments of capital leases	(117)	(228)

Net cash provided by (used in) financing activities	40,327	(805)

Effect of exchange rate changes on cash and cash equivalents	(274)	(197)

Net increase (decrease) in cash and cash equivalents	11,311	(5,242)
Cash and cash equivalents:
Beginning of period	34,783	35,061

End of period	$46,094	$29,819

Supplemental disclosures of cash flow information:
Cash paid for
Interest	$2,119	$110

Income taxes	$887	$753

Supplemental schedule of noncash investing and financing activities
Noncash investing and financing activities:
Capital expenditures incurred not yet paid	$664	$487

Stock-based compensation included in capital expenditures	$51	$36

Series A convertible preferred stock dividend paid in-kind	$31	$36

Issuance of common stock in connection with the acquisition of LMS	$—	$2,123

Issuance of common stock in connection with the acquisition of Mobilenet	$1,633	$—

Unpaid debt issuance costs included in accrued liabilities	$46	$—

Issuance of common stock in connection with the purchase of Satcom’s shares from noncontrolling ownership interests	$—	$1,000

AIS satellites accounted for as a capital lease	$—	$903

Acquisition-related contingent consideration	$1,539	$740

Common stock redeemed in treasury stock from closing of escrow agreement	$—	$96

Fair value adjustment relating to the StarTrak warranty liabilities from finalizing the purchase price allocation	$—	$523

Gateway and components recorded in inventory in prior years which were used for construction under satellite network and other equipment	$31	$31

See notes to condensed consolidated financial statements.

ORBCOMM Inc.

Condensed Consolidated Statements of Changes in Equity

Six months ended June 30, 2013 and 2012

(in thousands, except share data)

(Unaudited)

	Series A convertible Preferred stock		Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Treasury stock		Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	income	deficit	Shares	Amount	interests	equity
Balances, January 1, 2013	161,359	$1,612	46,783,568	$47	$248,469	$633	$(67,956)	(29,990)	(96)	$(321)	$182,388
Vesting of restricted stock units	—	—	83,821	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,182	—	—	—	—	—	1,182
Conversion of Series A convertible preferred stock to common stock	(11,011)	(110)	18,345	—	110	—	—	—	—	—	—
Issuance of common stock in connection with the acquisition of MobileNet	—	—	329,344	—	1,633	—	—	—	—	—	1,633
Exercise of stock options	—	—	69,535	—	161	—	—	—	—	—	161
Exercise of SARs	—	—	86,434	—	—						—
Series A convertible preferred stock dividend	3,118	31	—	—	—	—	(31)	—	—	—	—
Net income	—	—	—	—	—	—	2,794	—	—	134	2,928
Foreign currency translation adjustments	—	—	—	—	—	(216)	—	—	—	15	(201)

Balances, June 30, 2013	153,466	$1,533	47,371,047	$47	$251,555	$417	$(65,193)	(29,990)	$(96)	$(172)	$188,091

Balances, January 1, 2012	186,265	$1,861	45,668,527	$46	$244,543	$1,352	$(76,629)	—	—	$(596)	$170,577
Vesting of restricted stock units	—	—	120,000	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	846	—	—	—	—	—	846
Conversion of Series A convertible preferred stock to common stock	(15,861)	(159)	26,536	—	159	—	—	—	—	—	—
Issuance of common stock in connection with the acquisition of LMS	—	—	645,162	1	2,122	—	—	—	—	—	2,123
Issuance of common stock in connection with the purchase of noncontrolling ownership interests in Satcom	—	—	263,133	—	(395)	16	—	—	—	180	(199)
Common stock redeemed through treasury from closing of escrow agreement	—	—	—	—	—	—	—	(29,990)	(96)	—	(96)
Exercise of SARs	—	—	9,200	—	—	—	—	—	—	—	—
Series A convertible preferred stock dividend	3,608	36	—	—	—	—	(36)	—	—	—	—
Net income	—	—	—	—	—	—	4,291	—	—	162	4,453
Foreign currency translation adjustments	—	—	—	—	—	(245)	—	—	—	55	(190)

Balances, June 30, 2012	174,012	$1,738	46,732,558	$47	$247,275	$1,123	$(72,374)	(29,990)	$(96)	$(199)	$177,514

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Overview

ORBCOMM Inc. (“ORBCOMM” or the “Company”), a Delaware corporation, is a global wireless data communications company focused on machine-to-machine (“M2M”) communications. The Company’s services are designed to enable businesses and government agencies to track, monitor, and control and communicate with fixed and mobile assets. The Company operates a two-way global wireless data messaging system optimized for narrowband data communication. The Company also provides customers with technology to proactively monitor, manage and remotely control refrigerated transportation assets. This technology enables the Company to expand its global technology platform by transferring capabilities across new and existing vertical markets and deliver complementary products to our channel partners and resellers worldwide. The Company provides these services through a constellation of 25 owned low-Earth orbit, or LEO satellites, 2 AIS microsatellites and accompanying ground infrastructure, and also provides terrestrial-based cellular communication services through reseller agreements with major cellular wireless providers. The Company’s satellite-based system uses small, low power, fixed or mobile satellite subscriber communicators (“Communicators”) for connectivity, and cellular wireless subscriber identity modules, or SIMS that are connected to the cellular wireless providers’ networks, with these systems capable of being connected to other public or private networks, including the Internet (collectively, the “ORBCOMM System”).

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

In the opinion of management, the financial statements as of June 30, 2013 and for the three and six month periods ended June 30, 2013 and 2012 include all adjustments (including normal recurring accruals) necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

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

Although the Company owns interests in companies that it accounts for pursuant to the equity method, the investments in those entities had no carrying value as of June 30, 2013 and December 31, 2012. The Company has no guarantees or other funding obligations to those entities. The Company had no equity or losses of those investees for the three and six months ended June 30, 2013 and 2012.

When the Company does not exercise significant influence over the investee the investment is accounted under the cost method.

Acquisition costs

Acquisition-related costs directly relate to acquisitions. These costs include professional services expenses. For the three months ended June 30, 2013 and 2012, acquisition-related costs were $216 and $210, respectively. For the six months ended June 30, 2013 and 2012, acquisition-related costs were $620 and $633, respectively.

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

The carrying value of the Company’s financial instruments, including cash, accounts receivable, note receivable and accounts payable approximated their fair value due to the short-term nature of these items. The carrying value of the Senior Notes approximated its fair value due to the recent issuance (See Note 14). The fair value of the Note payable-related party is de minimis.

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

The following table presents customers with revenues greater than 10% of the Company’s consolidated total revenues for the periods shown:

	Three Months ended		Six Months ended
	June 30,		June 30,
	2013	2012	2013	2012
Caterpillar Inc.	15.7%	19.0%	20.0%	18.8%
Komatsu Ltd.	11.5%	12.1%	12.1%	11.8%
Hitachi Construction Machinery Co., Ltd.	*	10.3%	*	10.6%

*	Balance is less than 10% of consolidated revenues.

The following table presents customers with accounts receivable greater than 10% of the Company’s consolidated accounts receivable for the periods shown:

	June 30,	December 31,
	2013	2012
Caterpillar Inc.	35.2%	24.2%

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

3. Acquisitions

GlobalTrak

Effective on the close of business on April 3, 2013, the Company completed the acquisition of certain assets and liabilities of GlobalTrak, a division of System Planning Corporation (“SPC”), pursuant to an Asset Purchase Agreement (“GlobalTrak Asset Purchase Agreement”) dated as of March 13, 2013. The consideration paid to acquire GlobalTrak was $2,990 in cash, including a preliminary working capital adjustment, of which $500 was deposited in escrow with a third party escrow agent. The $500 is available to pay indemnification obligations of SPC to the Company primarily relating for breaches of representations and warranties made by SPC. As this acquisition was effective on April 3, 2013, the results of operations of GlobalTrak are included in the condensed consolidated financial statements beginning April 4, 2013.

Preliminary Estimated Purchase Price Allocation

The total preliminary estimated purchase price was allocated to the net assets acquired based upon their preliminary estimated fair values as of the close of business on April 3, 2013 as set forth below. The excess of the preliminary purchase price over the preliminary net assets was recorded as goodwill. The preliminary allocation of the purchase price was based upon a preliminary valuation and the estimates and assumptions are subject to change. The areas of the preliminary purchase price allocation that are not yet finalized relate to the fair values of certain assets and liabilities, including intangible assets, goodwill and the final working capital adjustment. The Company anticipates finalizing the purchase price allocation by the end of the first quarter of 2014. The preliminary estimated purchase price allocation for the acquisition is as follows:

Cash and cash equivalents	$1,037
Accounts receivable	343
Inventory	1,023
Other current assets	405
Equipment	13
Intangible assets	500

Total identifiable assets acquired	3,321

Accounts payable and accrued expenses	(912)
Deferred revenues	(1,707)

Total liabilities assumed	(2,619)
Net identifiable assets acquired	702
Goodwill	2,288

Total preliminary purchase price	$2,990

Intangible Assets

The fair values of the technology and trade names and trademarks were estimated using a relief from royalty method under the income approach based on discounted cash flows. A discount rate of 37% was selected to reflect risk characteristics of these intangible assets. The discount rate was applied to the projected cash flows associated with the assets in order to value the intangible assets. The remaining useful lives of the technology and trade names and trademarks were based on historical product development cycles, the projected rate of technology migration and a market participant’s use of these intangible assets and the pattern of projected economic benefit of these intangible assets.

	Estimated useful life (in years)	Amount
Technology	10	$380
Trade names and trademarks	5	70
Customer lists	5	50

		$500

Goodwill

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

Indemnification Asset

In connection with the GlobalTrak Asset Purchase Agreement, the Company entered into an escrow agreement with SPC and an escrow agent. Under the terms of this escrow agreement, $500 was placed in an escrow account for up to fifteen months to fund any indemnification obligations to the Company primarily relating for breaches of representations and warranties made by SPC. Under the terms of the escrow agreement, SPC will be entitled to receive one-half of the $500, less the aggregate amount of claims made by the Company against SPC six months from April 3, 2013. In the event that the Company believes that an indemnity obligation of SPC has arisen under the GlobalTrak Asset Purchase Agreement, the Company shall have the right to provide written notice to the escrow agent and SPC setting forth a description of the claim and the amount of cash to be distributed to the Company from the escrow account. As of June 30, 2013, the Company has not recorded an indemnification asset for any indemnity obligations of SPC arising under the GlobalTrak Asset Purchase Agreement. The Company will continue to evaluate if there are any indemnity obligations of SPC arising under the GlobalTrak Asset Purchase Agreement during the remainder of the measurement period.

Pre-Acquisition Contingencies

The Company has evaluated and continues to evaluate pre-acquisition contingencies related to GlobalTrak that existed as of the acquisition date. If any pre-acquisition contingencies that were acquired as part of the acquisition become probable and estimable, the Company will record such amounts in the measurement period or the Company’s results of operations, as applicable.

MobileNet, Inc.

Effective on the close of business on April 1, 2013, the Company completed the acquisition of substantially all of the assets of MobileNet, Inc. (“MobileNet”), pursuant to an Asset Purchase Agreement (the “MobileNet Asset Purchase Agreement”) dated as of March 13, 2013. As this acquisition was effective on April 1, 2013, the results of operations of MobileNet are included in the condensed consolidated financial statements beginning April 2, 2013, however the impact of this acquisition was not material to the Company’s condensed consolidated results of operations.

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

In addition to the consideration paid at closing, the MobileNet Asset Purchase Agreement provides for contingent consideration payable by the Company to MobileNet if service revenues attributable to the MobileNet business for either of the two one year earn-out periods May 1, 2013 through April 30, 2014 and May 1, 2014 through April 30, 2015 are in excess of the specified baseline amount. In that event, the Company has agreed to pay to MobileNet an amount equal to (i) 50% of the first $2,000 of such excess amount for the applicable earn-out period and (ii) 35% of any amount of such excess amount for the applicable earn-out period which is greater than $2,000. Up to 50% of any potential earn-out amounts can be paid in common stock at the Company’s option. Any shares of common stock to be issued will be based on the 20-day average closing price of the common stock prior to the last trading day of the earn-out period. At the acquisition date, the Company recorded a liability of $1,539 for the estimated value of the earn-out amounts.

The following table summarizes the preliminary fair values of the purchase price:

Cash	$3,203
Issuance of 329,344 shares of common stock (valued at $4.96 per share, which reflects the Company’s common stock closing price on April 1, 2013)	1,634
Fair value of contingent earn-out amounts	1,539

Total	$6,376

Contingent earn-out consideration

The estimated fair value of the contingent earn-out amounts was determined based on the Company’s preliminary estimates using weighted probabilities to achieve the service revenues attributable to the MobileNet business for either of the two one year earn-out periods May 1, 2013 through April 30, 2014 and May 1, 2014 through April 30, 2015. The Company estimated the fair value of the contingent earn-out amounts using a probability-weighted discounted cash flow models discounted at 19%. The Company has recorded a liability for the estimated fair value of the contingent earn-out consideration. The fair value measurements are based on significant inputs not observed in the market and thus represents a Level 3 measurement. Any change in the fair value of the contingent earn-out amounts subsequent to the acquisition date, including changes from events after the acquisition date, will be recognized in earnings in the period the estimated fair value changes. Achievement of the service revenues lower than the targets will result in less being paid out. Achievement below certain thresholds will reduce the liability to zero. As of June 30, 2013 $481 is included in accrued liabilities and $1,058 is included in other liabilities in the condensed consolidated balance sheet.

Preliminary Estimated Purchase Price Allocation

The total preliminary estimated purchase price was allocated to the net assets acquired based upon their preliminary estimated fair values as of the close of business on April 1, 2013 as set forth below. The excess of the preliminary purchase price over the preliminary net assets was recorded as goodwill. The preliminary allocation of the purchase price was based upon a preliminary valuation and the estimates and assumptions are subject to change. The areas of the preliminary purchase price allocation that are not yet finalized relate to the fair values of certain assets and liabilities, including contingent consideration, deferred revenues, intangible assets, goodwill and the final working capital adjustment. The Company anticipates finalizing the purchase price allocation by the end of the first quarter of 2014. The preliminary estimated purchase price allocation for the acquisition is as follows:

Accounts receivable	$363
Inventory	255
Other current assets	10
Intangible assets	3,460

Total identifiable assets acquired	4,088

Accrued expenses	(238)
Deferred revenues	(346)

Total liabilities assumed	(584)

Net identifiable assets acquired	3,504
Goodwill	2,872

Total preliminary purchase price	$6,376

Intangible Assets

The fair values of the technology and trademarks were estimated using a relief from royalty method under the income approach based on discounted cash flows. The fair value of the customer lists was estimated based on an income approach using the excess earnings method. A discount rate of 24% was selected to reflect risk characteristics of these intangible assets. The discount rate was applied to the projected cash flows associated with the assets in order to value the intangible assets. The remaining useful lives of the technology and trademarks were based on historical product development cycles, the projected rate of technology migration, a market participant’s use of these intangible assets and the pattern of projected economic benefit of these intangible assets. The remaining useful lives of customer relationships were based on the customer attrition and the projected economic benefit of these customers.

	Estimated useful life (in years)	Amount
Customer lists	10	$2,600
Technology	10	730
Trademarks	5	130

		$3,460

Goodwill

The acquisition of MobileNet will enable the Company to offer MobileNet’s complete fleet management solution directly to original equipment manufacturers, dealers and fleet owners. These factors contributed to a preliminary estimated purchase price resulting in the recognition of goodwill. The acquired goodwill is deductible for income tax purposes.

Indemnification Asset

In connection with the MobileNet Asset Purchase Agreement, the Company entered into an escrow agreement with MobileNet and an escrow agent. Under the terms of this escrow agreement, 164,672 shares of common stock were issued to MobileNet and placed in an escrow account for up to fifteen months to fund any indemnification obligations to the Company primarily relating for breaches of representations and warranties made by MobileNet. Under the terms of the escrow agreement, MobileNet will retain all rights and privileges of ownership of the common stock placed in the escrow account. Further subject to certain resale restrictions, MobileNet has the right to sell any of the common stock that was placed in escrow provided that all proceeds of any such sale are deposited directly with the escrow agent. In the event that the Company believes that an indemnity obligation of MobileNet has arisen under the MobileNet Asset Purchase Agreement, the Company shall have the right to provide written notice to the escrow agent and MobileNet setting forth a description of the distribution event and the number of shares of the Company’s common stock and or amount of cash to be distributed to the Company from the escrow account. The number of shares of common stock that the Company will direct the escrow agent to release to the Company from the escrow account will equal to the distribution event valued at the 20-day average closing price from April 1, 2013. As of June 30, 2013, the Company has not recorded an indemnification asset for any indemnity obligations of MobileNet arising under the MobileNet Asset Purchase Agreement. The Company will continue to evaluate if there are any indemnity obligations of MobileNet arising under the MobileNet Asset Purchase Agreement during the remainder of the measurement period.

Pre-Acquisition Contingencies

The Company has evaluated and continues to evaluate pre-acquisition contingencies related to MobileNet that existed as of the acquisition date. If any pre-acquisition contingencies that were acquired as part of the acquisition become probable and estimable, the Company will record such amounts in the measurement period or the Company’s results of operations, as applicable.

LMS

Effective on the close of business on January 12, 2012, the Company completed the acquisition of the assets of LMS, pursuant to an Asset Purchase Agreement dated as of December 23, 2011. As this acquisition was effective on January 12, 2012, the results of operations of LMS are included in the condensed consolidated financial statements beginning January 13, 2012.

The consideration paid by the Company to PAR on closing to acquire LMS consisted of $4,000 in cash, subject to a final working capital adjustment specified in the Asset Purchase Agreement and the issuance of 645,162 shares of the Company’s common stock, of which 387,097 shares of common stock were placed into an escrow account for up to fifteen months from closing to fund any indemnification obligations to the Company, including for breaches of representations and warranties made by PAR. During the three months ended June 30, 2013, the Company and PAR agreed to a working capital adjustment of $112 for amounts owed to the Company by PAR. This amount was recorded to other income in the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2013 since the adjustment to the working capital exceeded the one-year measurement period.

In addition to the consideration paid at closing, the Asset Purchase Agreement provides for contingent payments of up to $3,950 payable post-closing by the Company to PAR. Up to $3,000 of the contingent payments will be payable based on achieving subscriber targets for calendar year 2012. For the year ended December 31, 2012, LMS did not achieve the subscriber targets. Up to $950 of the contingent payments will be payable based on achieving sales targets through 2014. Any potential earn-out amount can be paid in common stock, cash or a combination at the Company’s option. Any shares of common stock to be issued will be based on the 20-day average closing price ending on the third trading day preceding the date of payment. The potential earn-out amount for achieving the sales targets for any calendar year if earned will be paid within 30 days after the Company files its Form 10-K for years 2013 and 2014.

Contingent earn-out consideration

The estimated fair value of the contingent earn-out amount was determined based on the Company’s estimates using weighted probabilities to achieve the sales targets for calendar years 2013 through 2014. The Company estimated the fair value of the sales targets contingent earn-out amounts using a probability-weighted discounted cash flow model. The Company has recorded a liability for the estimated fair value of the contingent earn-out consideration. The fair value measurements are based on significant inputs not observed in the market and thus represents a Level 3 measurement. Any change in the fair value of the contingent earn-out amounts subsequent to the acquisition date, including changes from events after the acquisition date will be recognized in earnings in the period the estimated fair value changes. Achievement of the sales target lower than the target will result in less than the $950 being paid out. Achievement below certain thresholds will reduce the liability to zero. As of June 30, 2013, $320 is included in accrued liabilities and $270 is included in other liabilities in the condensed consolidated balance sheet.

Indemnification Asset

In connection with the asset purchase agreement, the Company entered into an escrow agreement with PAR and an escrow agent. Under the terms of this escrow agreement, 387,097 shares of common stock were issued to PAR and placed in an escrow account for up to fifteen months to fund any indemnification obligations to the Company, including for breaches of representations and warranties made by PAR. Under the terms of the escrow agreement, PAR will retain all rights and privileges of ownership of the common stock placed in the escrow account. Further subject to certain resale restrictions, PAR has the right to sell any of the common stock that was placed in escrow provided that all proceeds of any such sale are deposited directly with the escrow agent. In the event that the Company believes that an indemnity obligation of PAR has arisen under the asset purchase agreement, the Company had the right to provide written notice to the escrow agent and PAR setting forth a description of the distribution event and the number of shares of the Company’s common stock and or amount of cash to be distributed to the Company from the escrow account.

PAR and the Company have agreed to release $843 from escrow to PAR. The Company has recorded $285 for a claim made against PAR under the escrow agreement. The $285 was recorded to other income in the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2013 since the resolution of the claim exceeded the one-year measurement period. The Company had not recorded an indemnification asset for any indemnity obligations of PAR arising under the asset purchase agreement through the measurement period.

Warranty Liabilities and Escrow Agreement

As a result of the acquisition of StarTrak on May 16, 2011, the Company recorded warranty obligations on StarTrak’s product sales, which provide for costs to replace or fix the product. One-year warranty coverage is accrued on product sales which provide for costs to replace or fix the product.

In connection with the acquisition, the Company entered into an escrow agreement with Alanco. Under the terms of the escrow agreement, 166,611 shares of common stock were issued to Alanco and placed in an escrow account to cover 50% of certain costs relating to fuel sensor warranty obligations incurred by the Company. In the event that the sum of (i) aggregate warranty expenses (other than for fuel sensors) and (ii) any fuel sensor damages directly expended or accrued on the StarTrak balance sheet from March 1, 2011 through March 1, 2012 exceeds $600, the Company shall have the right to provide written notice to the escrow agent and Alanco setting forth a description of the fuel sensor distribution event and the number of shares of the Company’s common stock to be distributed to the Company from the escrow account. The number of shares of common stock that the Company will direct the escrow agent to release to the Company from the escrow account will equal 50% of the fuel sensor damages (excluding the amount of damages that when added to the non-fuel sensor damages equals $600) incurred or suffered from June 1, 2011 through March 1, 2012, valued at $3.001 per share. The Company is in the process of finalizing the arrangement. As a result, the Company recorded $469 relating to the escrow agreement as an indemnification asset, which is included in other assets. For the three months ended June 30, 2013 and 2012, the Company recorded a loss of $75 and $62, respectively, and for the six months ended June 30, 2013 and 2012 recorded a gain of $60 and $28 on the fair value of the common stock held in escrow, which is recorded in selling, general and administrative expenses in the condensed consolidated statements of operations.

Pro Forma Results for the Acquisitions of GlobalTrak and LMS

The following table presents the unaudited pro forma results of GlobalTrak for the three months ended June 30, 2012 and the unaudited pro forma results of GlobalTrak and LMS for the six months ended June 30, 2013 and 2012 as though the companies had been combined as of the beginning of each of the periods presented. The pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of each period presented.

The supplemental pro forma revenues, net income attributable to ORBCOMM Inc. and the net income attributable to common stockholders for the period presented in the table below were adjusted to include the amortization of the intangible assets and income tax expense calculated from January 1, 2012 to the acquisition dates. Also the supplemental pro forma information was adjusted to exclude acquisition costs.

The amount of GlobalTrak’s revenues and net income included in the Company’s condensed consolidated statements of operations from the acquisition date to June 30, 2013 and GlobalTrak and LMS, net income attributable to ORBCOMM Inc. and the net income attributable to common stockholders of the combined entity had the acquisition dates been January 1, 2012, are as follows:

		Net Income Attributable to ORBCOMM Inc.	Net Income Attributable to
	Revenues		ORBCOMM Inc. Common Stockholders
Actual from April 4, 2013 to June 30, 2013 (GlobalTrak)	$1,848	$146	$146

Supplemental pro forma for the three months ended June 30, 2012 (GlobalTrak)	$16,421	$1,383	$1,365

Supplemental pro forma for the six months ended June 30, 2013 (GlobalTrak)	$35,943	$2,123	$2,092

Supplemental pro forma for the six months ended June 30, 2012 (GlobalTrak and LMS)	$32,558	$3,882	$3,846

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

5. Stock-based Compensation

The Company’s stock-based compensation plans consist of its 2006 Long-Term Incentives Plan (the “2006 LTIP”) and its 2004 Stock Option Plan. As of June 30, 2013, there were 3,447,001 shares available for grant under the 2006 LTIP and no shares available for grant under the 2004 Stock Option Plan.

For the three months ended June 30, 2013 and 2012 the Company recorded stock-based compensation expense of $594 and $466, respectively. For the three months ended June 30, 2013 and 2012, the Company capitalized stock-based compensation of $26 and $18, respectively. For the six months ended June 30, 2013 and 2012, the Company recorded stock-based compensation expense of $1,220 and $810, respectively. For the six months ended June 30, 2013 and 2012, the Company capitalized stock-based compensation of $51 and $36, respectively. The components of the Company’s stock-based compensation expense are presented below:

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Stock appreciation rights	$350	$368	$766	$661
Restricted stock units	206	98	365	149
Market performance units	38	—	89	—

Total	$594	$466	$1,220	$810

As of June 30, 2013, the Company had unrecognized compensation costs for stock appreciation rights and restricted stock units arrangements totaling $3,017.

Time-Based Stock Appreciation Rights

During the six months ended June 30, 2013, the Company granted 311,000 time-based SARs, which vest through June 2016. The weighted-average grant date fair value of these SARs was $2.94 per share.

A summary of the Company’s time-based SARs for the six months ended June 30, 2013 is as follows:

	Number of	Weighted-Average	Contractual	Intrinsic Value
	Shares	Exercise Price	Term (years)	(In thousands)
Outstanding at January 1, 2013	3,422,967	$3.72
Granted	311,000	4.74
Exercised	(165,200)	2.61
Forfeited or expired	(73,500)	3.28

Outstanding at June 30, 2013	3,495,267	$4.12	7.08	$3,152

Exercisable at June 30, 2013	2,395,934	$3.95	6.09	$2,345

Vested and expected to vest at June 30, 2013	3,495,267	$4.12	7.08	$3,152

For the three months ended June 30, 2013 and 2012, the Company recorded stock-based compensation expense of $328 and $210 relating to these SARs, respectively. For the six months ended June 30, 2013 and 2012, the Company recorded stock-based compensation expense of $644 and $388 relating to these SARs, respectively. As of June 30, 2013, $1,757 of total unrecognized compensation cost related to these SARs is expected to be recognized through June 2016.

The intrinsic value of the SARs exercised was $265 for the six months ended June 30, 2013.

Performance-Based Stock Appreciation Rights

During the six months ended June 30, 2013, the Company granted 120,500 performance-based SARs for 2013 financial and operational targets, which are expected to vest in the first quarter of 2014. As of June 30, 2013, the Company estimates that approximately 100% of the performance-based SARs will vest. The weighted-average grant date fair value of these SARs was $2.52 per share.

A summary of the Company’s performance-based SARs for the six months ended June 30, 2013 is as follows:

			Weighted-Average
			Remaining	Aggregate
	Number of	Weighted-Average	Contractual	Intrinsic Value
	Shares	Exercise Price	Term (years)	(In thousands)
Outstanding at January 1, 2013	1,034,025	$4.88
Granted	120,500	4.20
Exercised	(85,375)	2.96
Forfeited or expired	(123,437)	3.30

Outstanding at June 30, 2013	945,713	$5.17	7.05	$873

Exercisable at June 30, 2013	825,213	$5.32	6.64	$825

Vested and expected to vest at June 30, 2013	945,713	$5.17	7.05	$873

For the three months ended June 30, 2013 and 2012, the Company recorded stock-based compensation of $22 and $157 relating to these SARs, respectively. For the six months ended June 30, 2013 and 2012, the Company recorded stock-based compensation of $122 and $273 relating to these SARs, respectively. As of June 30, 2013, the Company had unrecognized compensation cost of $280 related to these SARs is expected to be recognized through the first quarter of 2014.

The intrinsic value of the SARs exercised was $107 for the six months ended June 30, 2013.

The fair value of each time and performance-based SAR award is estimated on the date of grant using the Black-Scholes option pricing model with the assumptions described below for the periods indicated. For the six months ended June 30, 2012, the expected volatility was based on an average of the Company’s historical volatility over the expected terms of the SAR awards and the comparable publicly traded companies’ historical volatility. The Company uses the “simplified” method to determine the expected terms of SARs due to an insufficient history of exercises. Estimated forfeitures were based on voluntary and involuntary termination behavior as well as analysis of actual forfeitures. The risk-free interest rate was based on the U.S. Treasury yield curve at the time of the grant over the expected term of the SAR grants.

Six months ended June 30,
	2013	2012
Risk-free interest rate	0.91% to $1.37%	0.86% to 1.41%
Expected life (years)	5.50 and 6.0	5.50 and 6.0
Estimated volatility factor	69.54% to 69.92%	72.36% to 74.67%
Expected dividends	None	None

Time-based Restricted Stock Units

During the six months ended June 30, 2013, the Company granted 65,270 time-based RSUs, which vest through December 2015.

A summary of the Company’s time-based RSUs for the six months ended June 30, 2013 is as follows:

	Shares	Weighted-Average Grant Date Fair Value

Balance at January 1, 2013	88,821	$3.12
Granted	65,270	3.83
Vested	—	—
Forfeited or expired	(58,821)	3.57

Balance at June 30, 2013	95,270	$3.33

For the three months ended June 30, 2013 and 2012, the Company recorded stock-based compensation expense of $72 and $99 related to these RSUs, respectively. For the six months ended June 30, 2013 and 2012, the Company recorded stock-based compensation expense of $140 and $149 related to these RSUs, respectively. As of June 30, 2013, $208 of total unrecognized compensation cost related to these RSUs is expected to be recognized through December 2015.

Performance-based Restricted Stock Units

During the six months ended June 30, 2013, the Company granted 256,000 performance-based RSUs for 2013 financial and operational targets, which are expected to vest in the first quarter of 2014. As of June 30, 2013, the Company estimates that 100% of the performance targets will be achieved.

A summary of the Company’s performance- based RSUs for the six months ended June 30, 2013 is as follows:

	Shares	Weighted-Average Grant Date Fair Value

Balance at January 1, 2013	—	$—
Granted	256,000	3.89
Vested	—	—
Forfeited or expired	—	—

Balance at June 30, 2013	256,000	$3.89

For the three and six months ended June 30, 2013, the Company recorded stock-based compensation expense of $134 and $225 related to these RSUs, respectively. As of June 30, 2013, $772 of total unrecognized compensation cost related to these RSUs is expected to be recognized through the first quarter of 2014.

The fair value of the time-based and performance-based RSU awards are based upon the closing stock price of the Company’s common stock on the date of grant.

Performance Units

In December 2012, the Company granted Market Performance Units (“MPUs”) to its senior executives based on its stock price performance over a three-year period. The MPUs will vest at the end of each performance period only if the Company satisfies the stock price performance targets and continued employment by the senior executives through the dates the Compensation Committee has determined that the targets have been achieved. The value of the MPUs that will be earned each year ranges up to 15% of each of the senior executives 2013 base salary depending on the Company’s stock price performance target for that year. The value of the MPUs can be paid in either cash or common stock or a combination at the Company’s option. The MPUs are classified as a liability and are revalued at the end of reporting period based on the awards fair value over a three-year period.

As the MPUs contain both a performance and service condition, the MPUs have been treated as a series of three separate awards or tranches for purposes of recognizing stock-based compensation expense. The Company recognizes stock-based compensation expense on a tranche-by-tranche basis over the requisite service period for that specific tranche. The Company estimated the fair value of the MPUs granted using a Monte Carlo Simulation Model that used the following assumptions: risk-free interest rates of ranging from 0.12% to 0.56%, estimated volatility factor of 40% and no expected dividends. For the three and six months ended June 30, 2013, the Company recorded stock-based compensation relating to these MPUs of $38 and $89, respectively.

2004 Stock Option Plan

A summary of the status of the Company’s stock options as of June 30, 2013 is as follows:

			Weighted-Average
			Remaining	Aggregate
	Number of	Weighted-Average	Contractual	Intrinsic Value
	Shares	Exercise Price	Term (years)	(In thousands)
Outstanding at January 1, 2013	737,291	$2.96
Granted	—	—
Exercised	(69,535)	2.43
Forfeited or expired	—	—

Outstanding at June 30, 2013	667,756	$3.02	0.78	$1,003

Exercisable at June 30, 2013	667,756	$3.02	0.78	$1,003

Vested and expected to vest at June 30, 2013	667,756	$3.02	0.78	$1,003

The intrinsic value of the stock options exercised was $177 for the six months ended June 30, 2013.

6. Net Income Attributable to ORBCOMM Inc. Common Stockholders

Basic net income per common share is calculated by dividing net income attributable to ORBCOMM Inc. by the weighted-average number of common shares outstanding for the period. Diluted net income per common share is computed by giving effect to all potentially dilutive securities. For the three months ended June 30, 2013 and 2012, the Company included the effect of 880,633 and 440,245 SARs, RSUs and stock options in its diluted weighted average common shares outstanding, respectively. For the six months ended June 30, 2013 and 2012, the Company included the effect of 981,524 and 520,914 SARs, RSUs and stock options in its diluted weighted average common shares outstanding, respectively. For the three and six months ended June 30, 2013, the Company included 260,044 shares of Series A convertible preferred stock in its diluted weighted average common shares outstanding.

The potentially dilutive securities excluded from the determination of diluted income per share, as their effect is antidilutive, are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Series A convertible preferred stock	—	289,923	—	289,923
SARs	3,801,668	3,703,877	3,744,086	3,672,966
RSUs	57,159	67,434	35,229	29,007
Stock options	464,546	605,283	443,166	593,951

	4,323,373	4,666,517	4,222,481	4,585,847

The computation of net income attributable to ORBCOMM Inc. common stockholders is as follows for the three and six months June 30, 2013 and 2012.

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income attributable to ORBCOMM Inc.	$1,686	$1,882	$2,794	$4,291
Preferred stock dividends on Series A convertible preferred stock	(15)	(17)	(31)	(36)

Net income attributable to ORBCOMM Inc. common stockholders	$1,671	$1,865	$2,763	$4,255

7. Marketable Securities

As of June 30, 2013 and December 31, 2012, the marketable securities are recorded at amortized cost which approximates fair market value which was based on Level 1 inputs. All investments mature in one year or less.

	June 30, 2013			December 31, 2012
		Gross	Gross		Gross	Gross
	Fair	Unrealized	Unrealized	Fair	Unrealized	Unrealized
	Value	Losses	Gains	Value	Losses	Gains
U.S. government and agency obligations	$23,017	$1	$—	$13,557	$—	$—
Corporate obligations	7,499	—	—	8,925	7	—
FDIC-insured certificates of deposit	1,399	1	—	5,479	1	—

	$31,915	$2	$—	$27,961	$8	$—

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

As of June 30, 2013 and December 31, 2012, the gross unrealized losses of $2 and $8, respectively, were primarily due to changes in interest rates and not credit quality of the issuer. Accordingly, the Company has determined that the gross unrealized losses are not other-than-temporary at June 30, 2013 and there has been no recognition of impairment losses in its condensed consolidated statements of operations for the six months ended June 30, 2013.

8. Satellite Network and Other Equipment

Satellite network and other equipment consisted of the following:

	Useful life (years)	June 30, 2013	December 31, 2012
Land		$381	$381
Satellite network	1-10	25,665	24,976
Capitalized software	3-7	3,890	3,009
Computer hardware	3	2,181	1,852
Other	2-7	2,285	1,703
Assets under construction		107,592	89,658

		141,994	121,579
Less: accumulated depreciation and amortization		(22,129)	(20,371)

		$119,865	$101,208

During the six months ended June 30, 2013 and 2012, the Company capitalized costs attributable to the design and development of internal-use software in the amount of $746 and $321, respectively. Depreciation and amortization expense for the three months ended June 30, 2013 and 2012 was $1,010 and $925, respectively. This includes amortization of internal-use software of $119 and $100 for the three months ended June 30, 2013 and 2012, respectively. Depreciation and amortization expense for the six months ended June 30, 2013 and 2012 was $2,011 and $1,678, respectively. This includes amortization of internal-use software of $228 and $180 for the six months ended June 30, 2013 and 2012, respectively.

Assets under construction primarily consist of milestone payments pursuant to procurement agreements which includes, the design, development, launch and other direct costs relating to the construction of the next-generation satellites (See Note 18) and upgrades to its infrastructure and ground segment.

During the three months ended June 30, 2013, the Company lost communications with one of its plane C satellites. The Company does not expect the loss of this satellite to materially affect its business.

For the year ended December 31, 2012, the Company adjusted satellite network and accumulated depreciation and amortization by $14,550 due to fully depreciated satellites that are no longer placed in service.

9. Restricted Cash

Restricted cash consists of the remaining cash collateral of $2,000 for a performance bond required by the FCC in connection with the construction, launch and operation of the 18 next-generation satellites that was authorized in the March 21, 2008 FCC Space Segment License modification. Under the terms of the performance bond, the cash collateral will be reduced in increments of $1,000 upon completion of specified milestones. The Company has classified the remaining $2,000 as a non-current asset at June 30, 2013 and December 31, 2012.

10. Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price of an acquired business over the estimated fair values of the underlying net tangible and intangible assets.

Goodwill consisted of the following:

Balance at January 1, 2013	$14,740
Addition resulting from the acquisition of MobileNet	2,872
Addition resulting from the acquisition of GlobalTrak	2,288

Balance at June 30, 2013	$19,900

Goodwill is allocated to the Company’s one reportable segment.

The Company’s intangible assets consisted of the following:

		June 30, 2013			December 31, 2012
	Useful life		Accumulated			Accumulated
	(years)	Cost	amortization	Net	Cost	amortization	Net
Customer lists	5 and 10	$6,470	$(821)	$5,649	$3,820	$(776)	$3,044
Patents and technology	5 and 10	5,720	(1,070)	4,650	4,610	(563)	4,047
Trade names and trademarks	2, 5 and 10	1,060	(225)	835	860	(160)	700

		$13,250	$(2,116)	$11,134	$9,290	$(1,499)	$7,791

The weighted-average amortization period for the intangible assets is 9.7 years. The weighted-average amortization period for customer lists, patents and technology and trade names and trademarks is 10, 9.5 and 8.7 years, respectively.

Amortization expense was $361 and $256 for the three months ended June 30, 2013 and 2012, respectively. Amortization expense was $617 and $512 for the six months ended June 30, 2013 and 2012, respectively.

Estimated amortization expense for intangible assets subsequent to June 30, 2013 is as follows:

Years ending December 31,
Remainder of 2013	$723
2014	1,415
2015	1,415
2016	1,415
2017	1,273
Thereafter	4,893

$11,134

11. Accrued Liabilities

The Company’s accrued liabilities consisted of the following:

	June 30,	December 31,
	2013	2012
Accrued compensation and benefits	$2,368	$3,092
Warranty	2,401	2,762
Corporate income tax payable	172	843
Contingent earn-out amounts	801	320
AIS deployment and license agreement	188	216
Accrued satellite network and other equipment	216	1,559
Other accrued expenses	2,951	2,479

	$9,097	$11,271

For the six months ended June 30, 2013 and 2012, changes in accrued warranty obligations consisted of the following:

	June 30,
	2013	2012
Balance at January 1,	$2,762	$2,631
Warranty liabilites assumed from acquisitions	38	806
Amortization of fair value adjustment of warranty liabilities acquired through acquisitions	(13)	(148)
Warranty expense	140	197
Warranty charges	(526)	(307)

Balance at June 30,	$2,401	$3,179

12. Deferred Revenues

Deferred revenues consisted of the following:

	June 30, 2013	December 31, 2012
Service activation fees	$2,865	$2,690
Prepaid services	1,985	1,331
Prepaid product revenues	773	—
Warranty revenues	324	332

	5,947	4,353
Less current portion	(3,787)	(2,394)

Long-term portion	$2,160	$1,959

13. Note Payable-Related Party

In connection with the acquisition of a majority interest in Satcom in 2005, the Company recorded an indebtedness to OHB Technology A.G. (formerly known as OHB Teledata A.G.), a stockholder of the Company. At June 30, 2013, the principal balance of the note payable was €1,138 and it had a carrying value of $1,480. At December 31, 2012, the principal balance of the note payable was €1,138 and it had a carrying value of $1,503. The carrying value was based on the note’s estimated fair value at the time of acquisition. The difference between the carrying value and principal balance was being amortized to interest expense over the estimated life of the note of six years which ended in September 30, 2011. This note does not bear interest and has no fixed repayment term. Repayment will be made from the distribution profits (as defined in the note agreement) of ORBCOMM Europe LLC. The note has been classified as long-term and the Company does not expect any repayments to be required prior to June 30, 2014.

14. Notes Payable

$45,000 9.5% Senior Notes

On January 4, 2013, the Company issued $45,000 aggregate principal amount of Senior Notes (“Senior Notes”) due January 4, 2018. Interest is payable quarterly at a rate of 9.5% per annum. The Senior Notes are secured by a first priority security interest in substantially all of the Company’s and its subsidiaries’ assets. The covenants in the Senior Notes limits the Company’s ability to among other things to, incur additional indebtedness and liens, to sell, transfer, lease or otherwise dispose of the Company’s or subsidiaries assets, merge or consolidate with other companies. The Company is also required to obtain launch and one year in-orbit insurance for the next-generation satellites under the terms of the Senior Notes. The Company must also comply with a maintenance covenant of either having available liquidity of $10,000 (the sum of (a) cash and cash equivalents plus (b) the total amount available to be borrowed under a working capital facility) or a leverage ratio (consolidated total debt to consolidated adjusted EBITDA, adjusted for stock-based compensation, certain other non-cash items and other agreed upon other charges) of not more than 4.5 to 1.0. In connection with the issuance of the Senior Notes, the Company incurred approximately $1,313 of debt issuance costs, which will be amortized through January 4, 2018. For the three and six months ended June 30, 2013, the amortization of the debt issuance costs was $56 and $131, respectively. For the three and six months ended June 30, 2013, the Company capitalized all of the interest expense and amortization of the debt issuance costs to construction of the next-generation satellites.

As of June 30, 2013, the Company was in compliance with the covenants.

$3,900 6% Notes

On May 16, 2011, the Company issued a $3,900 6% secured promissory note to an existing lender and stockholder of Alanco. The note bore interest at 6.00% per annum. On January 4, 2013, the remaining unpaid principal amount of $3,450 and unpaid interest was repaid as a condition of the Company issuing the Senior Notes discussed above.

15. Stockholders’ Equity

Series A convertible preferred stock

During the six months ended June 30, 2013, holders of the Series A convertible preferred stock converted 11,011 shares into 18,345 shares of the Company’s common stock. During the six months ended June 30, 2013, the Company issued dividends in the amount of 3,118 shares to the holders of the Series A convertible preferred stock. As of June 30, 2013, dividends in arrears were $15.

Common Stock

As of June 30, 2013, the Company has reserved 8,907,007 shares of common stock for future issuances related to employee stock compensation plans.

16. Segment Information

The Company operates in one reportable segment, M2M data communications. Other than satellites in orbit, long-lived assets outside of the United States are not significant. The following table summarizes revenues on a percentage basis by geographic regions, based on the country in which the customer is located.

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
United States	85%	81%	86%	80%
Japan	8%	16%	9%	17%
Other	7%	3%	5%	3%

	100%	100%	100%	100%

17. Income taxes

For the three months ended June 30, 2013, the Company’s income tax provision was $204, resulting from a foreign income tax expense of $115 from income generated by ORBCOMM Japan operating in Japan and $89 of amortization of tax goodwill generated from acquisitions. For the three months ended June 30, 2012, the Company’s income tax provision was $402, resulting from a foreign income tax expense of $338 from income generated by ORBCOMM Japan and $64 of amortization of tax goodwill generated from acquisitions.

For the six months ended June 30, 2013, the Company’s income tax provision was $349, resulting from a foreign income tax expense of $197 from income generated by ORBCOMM Japan, and $152 of amortization of tax goodwill generated from acquisitions. For the six months ended June 30, 2012, the Company’s income tax provision was $796, resulting from a foreign income tax expense of $666 from income generated by ORBCOMM Japan and $130 of amortization of tax goodwill generated from acquisitions.

As of June 30, 2013 and 2012, the Company maintained a valuation allowance against all of its net deferred tax assets, excluding goodwill, attributable to operations in the United States and all other foreign jurisdictions, except for Japan, as the realization of such assets was not considered more likely than not.

As of June 30, 2013, the Company had unrecognized tax benefits of $775. There were no changes to the Company’s unrecognized tax benefits during the six months ended June 30, 2013. The Company is subject to U.S. federal and state examinations by tax authorities from 2008. The Company does not expect any significant changes to its unrecognized tax positions during the next twelve months.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were recognized during the three and six months ended June 30, 2013.

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

On August 31, 2010, the Company entered into two additional task order agreements with SNC in connection with the procurement agreement discussed above. Under the terms of the launch vehicle changes task order agreement, SNC will perform the activities to launch eighteen of the Company’s next-generation satellites on a SpaceX Falcon 1e or Falcon 9 launch vehicle. The total price for the launch activities is cost reimbursable up to $4,110 that is cancelable by the Company, less a credit of $1,528. Any unused credit can be applied to other activities under the task order agreement or the original procurement agreement if application to the task order agreement becomes impossible or impracticable. Under the terms of the engineering change requests and enhancements task order agreement, SNC will design and make changes to each of the next-generation satellites in order to accommodate an additional payload-to-bus interface. The total price for the engineering changes requests is cost reimbursable up to $317. Both task order agreements are payable monthly as the services are performed, provided that with respect to the launch vehicle changes task order agreement, the credit in the amount of $1,528 will first be deducted against amounts accrued thereunder until the entire balance is expended.

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

As of June 30, 2013, the Company has made milestone payments of $58,500 under the agreement. The Company anticipates making payments under the agreement of approximately $22,230 during the remainder of 2013.

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

The Falcon 9 Agreement anticipates that the Launch Services for 17 Satellites will be performed between the third quarter of 2013 and the second quarter of 2014, subject to certain rights of ORBCOMM and SpaceX to reschedule the Launch Services as needed. Either the Company or SpaceX may postpone and reschedule either Launch Service based on satellite and launch vehicle readiness, among other factors, subject to the payment of certain fees by the party requesting or causing the delay following 6 months of delay with respect to either of the two Launch Services.

Both the Company and SpaceX have customary termination rights under the Falcon 9 Agreement, including for material breaches and aggregate delays beyond 365 days by the other party. The Company has the right to terminate either of the Launch Services subject to the payment of a termination fee in an amount that would be based on the date ORBCOMM exercises its termination right.

As of June 30, 2013, the Company has made milestone payments of $33,210 under the Falcon 9 Agreement. The Company anticipates making payments of approximately $7,040 during the remainder of 2013.

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

Airtime credits

In 2001, in connection with the organization of ORBCOMM Europe LLC and the reorganization of the ORBCOMM business in Europe, the Company agreed to grant certain country representatives in Europe approximately $3,736 in airtime credits. The Company has not recorded the airtime credits as a liability for the following reasons: (i) the Company has no obligation to pay the unused airtime credits if they are not utilized; and (ii) the airtime credits are earned by the country representatives only when the Company generates revenue from the country representatives. The airtime credits have no expiration date. Accordingly, the Company is recording airtime credits as services are rendered and these airtime credits are recorded net of revenues from the country representatives. For the three months ended June 30, 2013 and 2012, airtime credits used totaled approximately $7 and $8, respectively. For the six months ended June 30, 2013 and 2012, airtime credits used totaled approximately $15 and $16, respectively. As of June 30, 2013 and December 31, 2012, unused credits granted by the Company were approximately $2,113 and $2,128, respectively.

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

Overview

We operate a global commercial wireless messaging system optimized for narrowband communications. Our system consists of a global network of 25 low-Earth orbit, or LEO, satellites, 2 microsatellites and accompanying ground infrastructure. Our 26 first-generation satellites are the core of a two-way communications system that enables our customers and end-users to track, monitor, control and communicate cost-effectively with fixed and mobile assets located anywhere in the world, and 2 microsatellites that only provide worldwide ship tracking capability using the Automatic Identification System (AIS) technology already installed on large ocean-going vessels. We have agreements with another satellite provider to resell their satellite services as well. We also provide terrestrial-based cellular communication services through reseller agreements with major cellular wireless providers. Currently, our agreements with major cellular providers include GSM and CDMA offerings in the United States and GSM services with significant coverage worldwide. These terrestrial-based communication services enable our customers who have higher bandwidth requirements to receive and send messages from communication devices based on terrestrial-based technologies using the cellular providers’ wireless networks as well as from dual-mode devices combining the technologies from our satellite subscriber communicators and terrestrial-based technologies. As a result, our customers are now able to integrate into their applications communication technologies that will allow them to send and receive messages, including data intensive messaging using the cellular providers’ wireless networks and our satellite network.

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

As a result of our acquisitions in 2012 and 2011, we provide products and services in the cold chain telematics solutions business that enables customers to proactively monitor, manage and remotely control their refrigerated and other transport assets using complete end-to-end solutions. These solutions enable optimal business efficiencies, increased asset utilization, and substantially reduce asset write-offs and manual yard counts of chassis, refrigeration units, containers and generators (“gensets”). The information provided from these solutions also help industry leaders realize better fleet efficiency and utilization while reducing risk by adding safety monitoring of perishable cargo, including refrigerated and frozen food. In addition to relationships with leading refrigeration unit manufacturers such as Carrier and Thermo King, the customer base includes well-known brands such as Tropicana, Maersk Line, Prime Inc., C.R. England, FFE Transport, Inc., Target, Chiquita, Ryder, J.B. Hunt, Hapag-Lloyd, Golden State Foods, Martin-Brower and Canadian National Railways. These acquisitions enable us to create a global technology platform to transfer capabilities across new and existing vertical markets and deliver complementary products to our channel partners and resellers worldwide.

Our acquisitions of GlobalTrak and MobileNet, Inc. (“MobileNet”) in April 2013 enable us to expand our end-to-end telematics solutions portfolio into key vertical markets and geographic regions. GlobalTrak is an information services company that utilizes networks, sensors and proprietary software platforms to provide near-real-time situational awareness and intelligence to improve logistics and security processes and operations on a global basis. GlobalTrak gives us access to a customer base that includes military, international, government, and commercial customers as well as expanded reach in growing regions, such as the Middle East, Asia and South America. Combining GlobalTrak’s advanced products including container and vehicle technology with our existing capabilities creates a suite of transportation-related product offerings across the expanded global distribution network. MobileNet, one of our VARs, is a provider of telematics solutions to the heavy equipment and rail support industries. The acquisition enables us to offer MobileNet’s complete fleet management solution directly to OEMs, dealers and fleet owners. Leveraging MobileNet’s turn-key telematics platform, we can provide customers in the heavy equipment sector with significant operating advantages as well as savings in development costs and faster time to market for implementing solutions in the field. MobileNet’s current customers include Doosan North America, a world-class construction equipment company, and leading rail companies Union Pacific, CSX and BNSF.

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

Acquisitions

GlobalTrak

Effective on the close of business on April 3, 2013, we completed the acquisition of certain assets and liabilities of GlobalTrak, a division of System Planning Corporation (“SPC”), pursuant to an Asset Purchase Agreement (“GlobalTrak Asset Purchase Agreement”) dated as of March 13, 2013. The consideration paid to acquire GlobalTrak was $3.0 million in cash, subject to a working capital adjustment, of which $0.5 million was deposited in escrow with a third party escrow agent. The $0.5 million is available to pay indemnification obligations of SPC to us primarily relating for breaches of representations and warranties made by SPC.

As a result of the acquisition of GlobalTrak, we recognized $2.3 million of goodwill and $ 0.5 million of intangible assets, which consist of technology, trade names and trademarks and customer lists. The results of operations of GlobalTrak are included in our condensed consolidated results for the period subsequent to the acquisition date of April 3, 2013.

MobileNet

Effective on the close of business on April 1, 2013, we completed the acquisition of substantially all of the assets of MobileNet, pursuant to an Asset Purchase Agreement (the “MobileNet Asset Purchase Agreement”) dated as of March 13, 2013. The consideration paid by us on closing consisted of $3.2 million in cash, subject to a final working capital adjustment specified in the MobileNet Asset Purchase Agreement and the issuance of 329,344 shares of our common stock (valued at $4.96 per share, which reflects our common stock closing price on April 1, 2013), of which 164,672 shares of common stock were placed into an escrow account for up to fifteen months from closing to fund any indemnification obligations to us primarily relating for breaches of representations and warranties made by MobileNet.

In addition to the consideration paid at closing, the MobileNet Asset Purchase Agreement provides for contingent consideration payable by us to MobileNet if service revenues attributable to the MobileNet business for either of the two one year earn-out periods May 1, 2013 through April 30, 2014 and May 1, 2014 through April 30, 2015 are in excess of the specified baseline amount. In that event, we have agreed to pay to MobileNet an amount equal to (i) 50% of the first $2.0 million of such excess amount for the applicable earn-out period and (ii) 35% of any amount of such excess amount for the applicable earn-out period which is greater than $2.0 million. Up to 50% of any potential earn-out amounts can be paid in common stock at our option. Any shares of common stock to be issued will be based on the 20-day average closing price of our common stock prior to the last trading day of the earn-out period. At the acquisition date, we recorded a liability of $1.5 million for the estimated value of the earn-out amounts.

As a result of the acquisition of MobileNet, we recognized $2.9 million of goodwill and $3.5 million of intangible assets, which consist of technology, trademarks and customer lists. The results of operations of MobileNet are included in our condensed consolidated results for the period subsequent to the acquisition date of April 1, 2013

The acquired goodwill from the acquisitions of GlobalTrak and MobileNet will not be amortized for financial reporting purposes. However the acquired goodwill is tax deductible, and therefore amortized over fifteen years for income tax purposes. As such, deferred income tax expense and a deferred tax liability arise as a result of the difference in tax deductibility of this amount for tax and financial reporting purposes. The resulting deferred tax liability, which is expected to continue to increase over time and will remain on our balance sheet indefinitely unless there is an impairment of the goodwill.

See Note 3 to the condensed consolidated financial statements for further discussion on the acquisitions of GlobalTrak and MobileNet.

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

In addition to the consideration paid at closing, the Asset Purchase Agreement provides for contingent payments of up to $3.9 million payable post-closing by us to PAR. Up to $3.0 million of the contingent payments was payable based on achieving subscriber targets for calendar year 2012. We recorded at the acquisition date a liability of $0.7 million for the estimated fair value of the earn-out amounts. For the year ended December 31, 2012, LMS did not achieve the subscriber targets. Up to $0.9 million of the contingent payments will be payable based on achieving sales targets through 2014. Any potential earn-out amount can be paid in common stock, cash or a combination at our option. Any shares of common stock to be issued will be based on the 20-day average closing price ending on the third trading day preceding the date of payment. The potential earn-out amount for achieving the sales targets for any calendar year if earned, will be paid within 30 days after we file our Form 10-K for years 2013 and 2014.

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

The following table reconciles our net income to EBITDA for the periods shown:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net income attributable to ORBCOMM Inc.	$1,686	$1,882	$2,794	$4,291
Income tax expense	204	402	349	796
Interest income	(12)	(23)	(29)	(50)
Interest expense	5	8	51	32
Depreciation and amortization	1,370	1,181	2,628	2,190

EBITDA	$3,253	$3,450	$5,793	$7,259

Three months: EBITDA during the three months ended June 30, 2013 decreased by $0.2 million over 2012. The decrease was due to an increase in expenses of $2.8 million excluding depreciation and amortization. The increase in operating expenses was primarily due to $2.1 million to operate the acquisitions in 2013. The increase in expenses was offset by an increase of $1.1 million to both service and product revenues. The increase in service revenues was primarily due to an increase in organic service revenues of $0.6 million and $0.5 million from acquisitions in 2013. The increase in product revenues was primarily due to acquisitions in 2013.

Six months: EBITDA during the six months ended June 30, 2013 decreased by $1.5 million over 2012. The decrease was due to an increase in expenses, excluding depreciation and amortization, of $3.8 million, a decrease in product revenues of $0.4 million and a $1.2 million gain on extinguishment of debt and accounts payable in 2012, offset by an increase in service revenues of $3.5 million. The increase in operating expenses was primarily due to $2.1 million to operate the acquisitions in 2013, and an increase in stock-based compensation of $0.4 million due to timing of grants, an increase in facility costs of $0.4 million that includes $0.1 million in lease termination costs related to consolidation of locations into our new facility in 2013 and an increase in professional service fees of $0.6 million primarily due to our acquisitions last year. The increase in service revenues was primarily due to an increase in organic service revenues of $3.0 million that includes a backbilling adjustment with a customer and $0.5 million from acquisitions.

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

We derive product revenues primarily from sales of subscriber communicators to our resellers (i.e., our VARs, IVARs, international licensees and country representatives) and direct customers. We also sell cellular wireless subscriber identity modules, or SIMS, (for our terrestrial-communication services) to our resellers and direct customers. Revenues generated from product revenues are either recognized when the products are shipped or when customers accept the product depending on the specific contractual terms.

The table below presents our revenues for the three and six months ended June 30, 2013 and 2012, together with the percentage of total revenue represented by each revenue category in (in thousands):

	Three months ended June 30,				Six months ended June 30,
	2013		2012		2013		2012
		% of Total		% of Total		% of Total		% of Total
Service revenues	$13,517	72.8%	$12,418	76.1%	$27,407	77.7%	$23,949	74.4%
Product sales	5,042	27.2%	3,901	23.9%	7,872	22.3%	8,249	25.6%

	$18,559	100.0%	$16,319	100.0%	$35,279	100.0%	$32,198	100.0%

Three months: Total revenues for the three months ended June 30, 2013 and 2012 were $18.6 million and $16.3 million, respectively, an increase of 13.7%.

Six months: Total revenues for the six months ended June 30, 2013 and 2012 were $35.3 million and $32.2 million, respectively, an increase of 9.6%.

Service revenues

Three months: Service revenues increased $1.1 million for the three months ended June 30, 2013, or 8.9%, to $13.5 million from $12.4 million for the three months ended June 30, 2012. The increase in service revenues in 2013 over 2012 was primarily due to an increase in organic revenues of $0.6 million and $0.5 million from acquisitions in 2013. Service revenues was impacted by a less favorable exchange rate due to the decrease of the yen against the U.S. dollar of $0.2 million.

Six months: Service revenues increased $3.5 million for the six months ended June 30, 2013, or 14.4%, to $27.4 million from $24.0 million for the six months ended June 30, 2012. The increase in service revenues in 2013 over 2012 was primarily due to an increase in organic revenues of $3.0 million that includes a backbilling adjustment with a customer and $0.5 million from acquisitions in 2013. Service revenues was impacted by a less favorable exchange rate due to the decrease of the yen against the U.S. dollar of $0.3 million.

As of June 30, 2013, we had approximately 800,000 billable subscriber communicators compared to approximately 715,000 billable subscriber communicators as of June 30, 2012, an increase of 11.8%.

Service revenue growth can be impacted by the customary lag between subscriber communicator activations and recognition of service revenue from these units.

Product sales

Three months: Revenues from product sales increased $1.1 million for the three months ended June 30, 2013, or 29.3%, to $5.0 million from $3.9 million for the three months June 30, 2013. The increase was primarily due to higher product sales of $0.4 million from direct channel sales and $1.8 million from acquisitions in 2013. The increase was primarily offset by lower product sales of $1.1 million by our Japanese subsidiary and the effect of a less favorable exchange rate due to the decrease of the yen against the U.S. dollar of $0.1 million.

Six months: Revenues from product sales decreased by $0.4 million for the six months ended June 30, 2013, or 4.6%, to $7.9 million from $8.2 million for the six months June 30, 2013. The decrease was primarily due to lower product sales of $2.2 million by our Japanese subsidiary reflecting a significant hardware sale in the first quarter of 2012 and the effect of a less favorable exchange rate due to the decrease of the yen against the U.S. dollar of $0.2 million, offset by $1.8 million from acquisitions in 2013.

Costs of services

Costs of services is comprised of expenses to provide services, such as payroll and related costs, including stock-based compensation, materials and supplies, depreciation and amortization of assets and usage fees to cellular wireless providers for the data transmitted by the resellers on our network and other third-party networks.

Three months: Costs of services increased by $0.4 million, or 8.1%, to $5.3 million for the three months ended June 30, 2013 from $5.0 million for the three months ended June 30, 2012. The increase was primarily due from acquisitions in 2013.

Six months: Costs of services increased by $1.3 million, or 13.7%, to $11.0 million for the six months ended June 30, 2013 from $9.7 million for the six months ended June 30, 2012. The increase was primarily due to $0.5 million from acquisitions in 2013 and an increase in costs to provide for the increase in service revenues.

Costs of product sales

Costs of products includes the purchase price of subscriber communicators and SIMS sold, costs of warranty obligations, shipping charges, depreciation and amortization as well as operational costs to fulfill customer orders, including costs for employees.

Three months: Costs of product sales increased by $1.6 million, or 63.6% to $4.2 million for the three months ended June 30, 2013 from $2.6 million for the three months ended June 30, 2013. We had a gross profit from product sales (revenues from product sales minus costs of product sales) of $0.8 million for the three months ended June 30, 2013 compared to a gross profit from product sales of $1.3 million for the three months ended June 30, 2012. The decrease in gross profit from product sales was primarily due to lower product sales by our Japanese subsidiary offset by $0.6 million of gross profit from product sales from acquisitions in 2013.

Six months: Costs of product sales increased by $0.7 million, or 12.4% to $6.4 million for the six months ended June 30, 2013 from $5.7 million for the six months ended June 30, 2012. We had a gross profit from product sales (revenues from product sales minus costs of product sales) of $1.5 million for the six months ended June 30, 2013 compared to a gross profit from product sales of $2.6 million for the six months ended June 30, 2012. The decrease in gross profit from product sales was primarily due to lower product sales by our Japanese subsidiary offset by $0.6 million of gross profit from product sales from acquisitions in 2013.

Selling, general and administrative expenses

Selling, general and administrative expenses relate primarily to expenses for general management, sales and marketing, and finance, professional fees and general operating expenses.

Three months: Selling, general and administrative expenses increased by $1.1 million, or 19.6%, to $6.7 million for the three months ended June 30, 2013 from $5.6 million for the three months ended June 30, 2012. The increase was primarily due to $0.4 million from acquisitions in 2013, and an increase of $0.1 million in stock-based compensation primarily due to timing of grants, a $0.1 million increase in professional service fees for audit, legal and public company expenses due to our acquisitions last year and a $0.2 million increase in advertising and marketing and travel expenses.

Six months: Selling, general and administrative expenses increased by $2.1 million, or 19.4%, to $13.1 million for the six months ended June 30, 2013 from $10.9 million for the six months ended June 30, 2012. The increase was primarily due to $0.4 million from acquisitions in 2013 and an increase in stock-based compensation of $0.4 million primarily due to timing of grants, a $0.4 million increase in facility costs that includes a $0.1 million in lease termination costs related to consolidation of locations into our new facility in 2013, a $0.5 million increase in professional service fees for audit, legal and public company expenses due to our acquisitions last year and a $0.3 million increase in advertising and marketing and travel expenses.

Product development expenses

Product development expenses consist primarily of the expenses associated with our engineering team, along with the cost of third parties that are contracted to support our current applications.

Product development expenses for the three months ended June 30, 2013 and June 30, 2012 were $0.5 million and $0.6 million, respectively.

Product development expenses for the six months ended June 30, 2013 and June 30, 2012 were $1.3 million and $1.2 million, respectively.

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

Three months: For the three months ended June 30, 2013 other income was $0.4 million compared to less than $0.1 million for the three months ended June 30, 2012. The increase is primarily due to a working capital adjustment of $0.1 million for amounts owed to us by PAR and a resolution of a claim of $0.3 million made by us against PAR under the escrow agreement relating to the acquisition of LMS which exceeded the one-year measurement period.

Six months: For the six months ended June 30, 2013 other income was $0.4 million compared to $1.1 million for the six months ended June 30, 2013. The decrease in other income is primarily due a $1.1 million gain on extinguishment of debt in connection with Satcom’s note holders in 2012, offset by a working capital adjustment of $0.1 million for amounts owed to us by PAR and a resolution of a claim of $0.3 million made by us against PAR under the escrow agreement relating to the acquisition of LMS which exceeded the one-year measurement period.

Income before income taxes

Three months: We have income before income taxes of $2.0 million for the three months ended June 30, 2013, compared to income before income taxes of $2.4 million for the three months ended June 30, 2012.

Six months: We have income before income taxes of $3.3 million for the six months ended June 30, 2013, compared to income before income taxes of $5.3 million for the six months ended June 30, 2012.

Provision for income taxes

For the three months ended June 30, 2013, we recorded income taxes of $0.2 million, which included foreign income tax of $0.1 million from income generated by our subsidiary ORBCOMM Japan operating in Japan and $0.1 million from the amortization of tax goodwill generated from our acquisitions.

For the three months ended June 30, 2012, we recorded income taxes of $0.4 million, which was primarily due to a foreign income tax of $0.3 million from income generated by our subsidiary ORBCOMM Japan and $0.1 million from the amortization of tax goodwill generated from our acquisitions.

For the six months ended June 30, 2013, we recorded income taxes of $0.3 million, which included foreign income tax of $0.2 million from income generated by our subsidiary ORBCOMM Japan and $0.1 million from the amortization of tax goodwill generated from our acquisitions.

For the six months ended June 30, 2012, we recorded income taxes of $0.8 million, which was primarily due to a foreign income tax of $0.7 million from income generated by our subsidiary ORBCOMM Japan and $0.1 million from the amortization of tax goodwill generated from our acquisitions.

As of June 30, 2013 and June 30, 2012, we maintained a valuation allowance against all of our net deferred tax assets, excluding goodwill, attributable to operations in the United States and all foreign jurisdictions, except for Japan, as the realization of such assets was not considered more likely than not.

Net income

Three months: We have net income of $1.8 million for the three months ended June 30, 2013 compared to net income of $2.0 million for the three months ended June 30, 2012.

Six months: We have net income of $2.9 million for the six months ended June 30, 2013 compared to net income of $4.5 million for the six months ended June 30, 2012.

Noncontrolling interests

Noncontrolling interests relate to earnings and losses attributable to noncontrolling shareholders.

Net income attributable to ORBCOMM Inc.

Three months: We have net income attributable to our company of $1.7 million for the three months ended June 30, 2013 compared to a net income of $1.9 million for the three months ended June 30, 2012.

Six months: We have net income attributable to our company of $2.8 million for the six months ended June 30, 2013 compared to a net income of $4.3 million for the six months ended June 30, 2012.

For the three and six months ended June 30, 2013 and 2012, the net income attributable to our common stockholders includes dividends of less than $0.1 million paid in shares of the Series A convertible preferred stock issued in connection with the acquisition of StarTrak.

Liquidity and Capital Resources

Overview

Our liquidity requirements arise from our working capital needs and to fund capital expenditures to support our current operations, and facilitate growth and expansion. We have financed our operations and expansion mostly from sales of our common stock through public offerings and private placements of debt, convertible preferred stock, common stock and most recently net income. At June 30, 2013, we have an accumulated deficit of $65.2 million. Our primary source of liquidity consisted of cash, cash equivalents, restricted cash and marketable securities totaling $80.2 million, which we believe will be sufficient to provide working capital and capital expenditures for the next twelve months.

Operating activities

Cash provided by our operating activities for the six months ended June 30, 2013 was $2.2 million resulting from net income of $2.9 million, supplemented by non-cash items including $2.6 million for depreciation and amortization and $1.2 million for stock-based compensation. Working capital activities primarily consisted of a net uses of cash of $2.8 million for an increase in accounts receivable primarily due to the increase in revenues and $2.0 million from a decrease in accounts payable and accrued expenses primarily related to timing for payments for professional fees.

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

Investing activities

Cash used in our investing activities for the six months ended June 30, 2013 was $30.9 million, resulting primarily from capital expenditures of $21.6 million, purchases of marketable securities of $51.4 million and $3.2 million and $2.0 million in consideration paid to acquire MobileNet and GlobalTrak, respectively, offset by proceeds received from the maturities of marketable securities totaling $47.3 million.

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

Financing activities

Cash provided by our financing activities for the six months ended June 30, 2013 was $40.3 million, resulting primarily from proceeds received from the issuance of $45 million Senior Notes, offset by payments for debt issuance costs of $1.3 million in connection with the Senior Notes and a $3.4 million principal repayment of the 6% secured promissory note issued in connection with the acquisition of StarTrak.

Cash used in our financing activities for the six months ended June 30, 2012 was $0.8 million, resulting from ORBCOMM’S purchase of noncontrolling ownership interests in Satcom of $0.2 million, Satcom’s repayment of $0.3 million in notes payable and $0.3 million in principal payments of capital leases and a note payable.

Future Liquidity and Capital Resource Requirements

We expect cash flows from operating activities, along with our existing cash, cash equivalents, restricted cash and marketable securities will be sufficient to provide working capital and to fund our interest payments on the $45 million Senior Notes and capital expenditures, which primarily includes milestone payments under the procurement agreements for the next-generation satellites for the next twelve months. For the remainder of 2013, we expect to incur approximately $30 million of capital expenditures primarily for our next-generation satellites.

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

Debt Covenants

As of June 30, 2013, we were in compliance with our covenants of the $45 million Senior Notes.

Contractual Obligations

There have been no material changes in our contractual obligations as of June 30, 2013, as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, except for the annual interest payments of $4.2 million and the principal balance due in January 2018 of the Senior Notes discussed above.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

There has been no material changes in our assessment of our sensitivity to market risk as of June 30, 2013, as previously disclosed in Part II, Item 7A “Quantitative and Qualitative Disclosures about Market Risks” in our Annual Report on Form 10-K for the year ended December 31, 2012.

Concentration of credit risk

The following table presents customers with revenues greater than 10% of our consolidated total revenues for the periods shown:

	Three Months ended		Six Months ended
	June 30,		June 30,
	2013	2012	2013	2012
Caterpillar Inc.	15.7%	19.0%	20.0%	18.8%
Komatsu Ltd.	11.5%	12.1%	12.1%	11.8%
Hitachi Construction Machinery Co., Ltd.	*	10.3%	*	10.6%

*	Balance is less than 10% of consolidated total revenues.

Item 4. Disclosure Controls and Procedures

Evaluation of the Company’s disclosure controls and procedures.

The Company’s management evaluated, with the participation of the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2013. Based on their evaluation, the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2013.

Changes in Internal Control over Financial Reporting.

We reviewed our internal control over financial reporting at June 30, 2013. As a result of the acquisitions, we have begun to integrate certain business processes and systems of MobileNet and GlobalTrak. Accordingly, certain changes have been made and will continue to be made to our internal controls over financial reporting until such time as this integration is complete. In reliance on interpretive guidance issued by the SEC staff, management has chosen to exclude disclosure of changes in internal control over financial related to MobileNet and GlobalTrak.

There have been no other changes in our internal control over financial reporting identified in an evaluation thereof that occurred during the second quarter of 2013 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Except as discussed under “Overview” in Part 1, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” there have been no material changes in the risk factors as of June 30, 2013, as previously disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2013, holders of Series A convertible preferred stock converted 11,011 shares into 18,345 shares of our common stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

10.2	Asset Purchase Agreement dated as of March 13, 2013 between the Company and System Planning Corporation.

10.3	Asset Purchase Agreement dated as of March 13, 2013 between the Company and MobileNet, Inc.

31.1	Certification of President and Chief Executive Officer required by Rule 13a-14(a).

31.2	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a).

32.1	Certification of President and Chief Executive Officer required by Rule 13a-14(b) and 18 U.S.C. Section 1350.

32.2	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(b) and 18 U.S.C. Section 1350.

101. INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	This exhibit with this Quarterly Report on Form 10-Q, is deemed filed with the Securities and Exchange Commission, and is not incorporated by reference into any filing of ORBCOMM Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORBCOMM Inc. (Registrant)

Date: August 9, 2013	/s/ Marc J. Eisenberg
Marc J. Eisenberg,
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2013	/s/ Robert G. Costantini
Robert G. Costantini,
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: August 9, 2013	/s/ David A. Dziemian
David A. Dziemian
Senior Vice President, Controller and Principal Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.2	Asset Purchase Agreement dated as of March 13, 2013 between the Company and System Planning Corporation.

10.3	Asset Purchase Agreement dated as of March 13, 2013 between the Company and MobileNet, Inc.

31.1	Certification of Chief Executive Officer and President required by Rule 13a-14(a).

31.2	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a).

32.1	Certification of Chief Executive Officer and President required by Rule 13a-14(b) and 18 U.S.C. Section 1350.

32.2	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(b) and 18 U.S.C. Section 1350.

101. INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	This exhibit with this Quarterly Report on Form 10-Q, is deemed filed with the Securities and Exchange Commission, and is not incorporated by reference into any filing of ORBCOMM Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing.