Form 10-Q
period 2013-09-30
ORBCOMM Inc.
filed 2013-11-07
CIK 1361983

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of shares outstanding of the registrant’s common stock as of November 1, 2013 is 47,930,160.

ORBCOMM Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

(Unaudited)

	September 30,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$77,496	$34,783
Marketable securities	—	27,969
Accounts receivable, net of allowances for doubtful accounts of $374 and $300	13,001	10,703
Inventories	4,047	3,748
Prepaid expenses and other current assets	2,030	1,484
Deferred tax assets	126	164

Total current assets	96,700	78,851
Satellite network and other equipment, net	129,156	101,208
Goodwill	19,842	14,740
Intangible assets, net	10,772	7,791
Restricted cash	2,195	2,195
Deferred tax assets	464	398
Other assets	3,168	1,583

Total assets	$262,297	$206,766

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,869	$2,899
Accrued liabilities	14,303	11,271
Current portion of deferred revenue	3,266	2,394

Total current liabilities	20,438	16,564
Note payable—related party	1,537	1,503
Note payable, net of current portion	45,000	3,398
Deferred revenue, net of current portion	2,227	1,959
Deferred tax liabilities	636	397
Other liabilities	2,265	557

Total liabilities	72,103	24,378

Commitments and contingencies
Equity:
ORBCOMM Inc. stockholders’ equity
Preferred Stock Series A, par value $0.001; 1,000,000 shares authorized; 128,989 and 161,359 shares issued and outstanding	1,288	1,612
Common stock, par value $0.001; 250,000,000 shares authorized; 47,733,787 and 46,783,568 shares issued at September 30, 2013 and December 31, 2012	48	47
Additional paid-in capital	253,027	248,469
Accumulated other comprehensive income	341	633
Accumulated deficit	(64,222)	(67,956)
Less treasury stock, at cost, 29,990 shares at September 30, 2013 and December 31, 2012	(96)	(96)

Total ORBCOMM Inc. stockholders’ equity	190,386	182,709
Noncontrolling interests	(192)	(321)

Total equity	190,194	182,388

Total liabilities and equity	$262,297	$206,766

See notes to condensed consolidated financial statements.

ORBCOMM Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues:
Service revenues	$13,767	$12,708	$41,174	$36,657
Product sales	5,926	3,386	13,798	11,635

Total revenues	19,693	16,094	54,972	48,292

Costs and expenses (1):
Costs of services	6,214	5,108	17,196	14,764
Costs of product sales	4,121	2,335	10,495	8,006
Selling, general and administrative	6,656	5,390	19,714	16,330
Product development	721	630	2,008	1,811
Acquisition-related costs	771	67	1,391	700

Total costs and expenses	18,483	13,530	50,804	41,611

Income from operations	1,210	2,564	4,168	6,681
Other income (expense):
Interest income	5	24	34	74
Other income	41	16	382	68
Gain on extinguishment of debt, net of expenses	—	—	—	1,062
Interest expense	(3)	(13)	(54)	(45)

Total other income	43	27	362	1,159

Income before income taxes	1,253	2,591	4,530	7,840
Income taxes	254	284	603	1,080

Net income	999	2,307	3,927	6,760
Less: Net income (loss) attributable to the noncontrolling interests	13	(17)	147	145

Net income attributable to ORBCOMM Inc.	$986	$2,324	$3,780	$6,615

Net income attributable to ORBCOMM Inc. common stockholders	$971	$2,307	$3,734	$6,562

Per share information-basic:
Net income attributable to ORBCOMM Inc.	$0.02	$0.05	$0.08	$0.14

Per share information-diluted:
Net income attributable to ORBCOMM Inc.	$0.02	$0.05	$0.08	$0.14

Weighted average common shares outstanding:
Basic	47,498	46,729	47,213	46,596

Diluted	48,728	47,559	48,475	47,432

(1) Stock-based compensation included in costs and expenses:
Costs of services	$81	$71	$202	$185
Costs of product sales	24	5	71	14
Selling, general and administrative	452	290	1,444	913
Product development	117	41	177	105

	$674	$407	$1,894	$1,217

See notes to condensed consolidated financial statements.

ORBCOMM Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income	$999	$2,307	$3,927	$6,760

Other comprehensive income ( loss), net of tax-
Foreign currency translation adjustments	(109)	52	(310)	(138)

Other comprehensive income (loss)	(109)	52	(310)	(138)

Comprehensive income	890	2,359	3,617	6,622

Less comprehensive income (loss) attributable to noncontrolling interests	20	115	(129)	(102)

Comprehensive income attributable to ORBCOMM Inc.	$910	$2,474	$3,488	$6,520

See notes to condensed consolidated financial statements.

ORBCOMM Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine months ended
	September 30,
	2013	2012
Cash flows from operating activities:
Net income	$3,927	$6,760
Adjustments to reconcile net income to net cash provided by operating activities:
Change in allowance for doubtful accounts	94	(19)
Change in the fair value of acquisition-related contingent consideration	(153)	(130)
Amortization of the fair value adjustment related to warranty liabilities acquired through acquisitions	(63)	(166)
Depreciation and amortization	4,214	3,480
Stock-based compensation	1,894	1,217
Foreign exchange losses (gains)	19	(66)
Amortization of premium on marketable securities	187	606
Increase in fair value of indemnification assets	(138)	(84)
Deferred income taxes	198	255
Gain on extinguishment of debt and accounts payable	—	(1,214)
Amortization of transition shared services	—	114
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,746)	(2,258)
Inventories	1,368	562
Prepaid expenses and other assets	(909)	278
Accounts payable and accrued liabilities	(2,573)	(924)
Deferred revenue	(902)	638
Other liabilities	34	(161)

Net cash provided by operating activities	5,451	8,888

Cash flows from investing activities:
Capital expenditures	(25,985)	(11,658)
Purchases of marketable securities	(51,448)	(52,493)
Proceeds from maturities of marketable securities	79,230	50,352
Acquisition of net assets of GlobalTrak, net of cash acquired of $1,037	(1,867)	—
Acquisition of net assets of MobileNet	(3,231)	—
Change in restricted cash	—	1,025
Acquisition of net assets of LMS	—	(4,000)

Net cash used in investing activities	(3,301)	(16,774)

Cash flows from financing activities
Proceeds received from issuance of $45,000 Senior Notes	45,000	—
Cash paid for debt issuance costs	(1,287)	—
Proceeds received from exercise of stock options	760	—
Purchase of noncontrolling ownership interests in Satcom
International Group plc	—	(199)
Repayment of Satcom notes payable	—	(253)
Principal payments of note payable	(3,450)	(187)
Principal payments of capital leases	(160)	(367)

Net cash provided by (used in) financing activities	40,863	(1,006)

Effect of exchange rate changes on cash and cash equivalents	(300)	(85)

Net increase (decrease) in cash and cash equivalents	42,713	(8,977)
Cash and cash equivalents:
Beginning of period	34,783	35,061

End of period	$77,496	$26,084

Supplemental disclosures of cash flow information:
Cash paid for
Interest	$3,191	$185

Income taxes	$1,332	$1,121

Supplemental schedule of noncash investing and financing activities
Noncash investing and financing activities:
Capital expenditures incurred not yet paid	$6,717	$11,604

Stock-based compensation included in capital expenditures	$86	$61

Series A convertible preferred stock dividend paid in-kind	$46	$53

Issuance of common stock in connection with the acquisition of LMS	$—	$2,123

Issuance of common stock in connection with the acquisition of MobileNet	$1,633	$—

Unpaid debt issuance costs included in accrued liabilities	$46	$—

Issuance of common stock in connection with the purchase of Satcom’s shares from noncontrolling ownership interests	$—	$1,000

AIS satellites accounted for as a capital lease	$—	$903

Acquisition-related contingent consideration	$1,539	$740

Common stock redeemed in treasury stock from closing of escrow agreement	$—	$96

Fair value adjustment relating to the StarTrak warranty liabilities from finalizing the purchase price allocation	$—	$523

Gateway and components recorded in inventory in prior years which were used for construction under satellite network and other equipment	$31	$31

See notes to condensed consolidated financial statements.

ORBCOMM Inc.

Condensed Consolidated Statements of Changes in Equity

Nine months ended September 30, 2013 and 2012

(in thousands, except share data)

(Unaudited)

	Series A convertible				Additional	Accumulated other
	Preferred stock		Common stock		paid-in	comprehensive	Accumulated	Treasury stock		Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	income	deficit	Shares	Amount	interests	equity
Balances, January 1, 2013	161,359	$1,612	46,783,568	$47	$248,469	$633	$(67,956)	(29,990)	(96)	$(321)	182,388
Vesting of restricted stock units	—	—	83,821	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,796	—	—	—	—	—	1,796
Conversion of Series A convertible preferred stock to common stock	(37,017)	(370)	61,673	—	370	—	—	—	—	—	—
Issuance of common stock in connection with the acquisition of Mobilenet	—	—	329,344	—	1,633	—	—	—	—	—	1,633
Exercise of stock options	—	—	308,004	1	759						760
Exercise of SARs	—	—	167,377	—	—	—	—	—	—	—	—
Series A convertible preferred stock dividend	4,647	46	—	—	—	—	(46)	—	—	—	—
Net income	—	—	—	—	—	—	3,780	—	—	147	3,927
Foreign currency translation adjustments	—	—	—	—	—	(292)	—	—	—	(18)	(310)

Balances, September 30, 2013	128,989	$1,288	47,733,787	$48	$253,027	$341	$(64,222)	(29,990)	$(96)	$(192)	$190,194

Balances, January 1, 2012	186,265	$1,861	45,668,527	$46	$244,543	$1,352	$(76,629)	—	—	$(596)	$170,577
Vesting of restricted stock units	—	—	143,334	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,278	—	—	—	—	—	1,278
Conversion of Series A convertible preferred stock to common stock	(31,837)	(318)	53,152	—	318	—	—	—	—	—	—
Issuance of common stock in connection with the acquisition of LMS	—	—	645,162	1	2,122	—	—	—	—	—	2,123
Issuance of common stock in connection with the purchase of noncontrolling ownership interests in Satcom	—	—	263,133	—	(395)	16	—	—	—	180	(199)
Common stock redeemed through treasury from closing of escrow agreement	—	—	—	—	—	—	—	(29,990)	(96)	—	(96)
Exercise of SARs	—	—	7,700	—	—	—	—	—	—	—	—
Series A convertible preferred stock dividend	5,340	53	—	—	—	—	(53)	—	—	—	—
Net income	—	—	—	—	—	—	6,615	—	—	145	6,760
Foreign currency translation adjustments	—	—	—	—	—	(95)	—	—	—	(43)	(138)

Balances, September 30, 2012	159,768	$1,596	46,781,008	$47	$247,866	$1,273	$(70,067)	(29,990)	$(96)	$(314)	$180,305

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Overview

ORBCOMM Inc. (“ORBCOMM” or the “Company”), a Delaware corporation, is a global wireless data communications company focused on machine-to-machine (“M2M”) communications. The Company’s services are designed to enable businesses and government agencies to track, monitor, and control and communicate with fixed and mobile assets. The Company operates a two-way global wireless data messaging system optimized for narrowband data communication. The Company also provides customers with technology to proactively monitor, manage and remotely control refrigerated transportation and other mobile assets. This technology enables the Company to expand its global technology platform by transferring capabilities across new and existing vertical markets and deliver complementary products to our channel partners and resellers worldwide. The Company provides these services through a constellation of 25 owned low-Earth orbit, or LEO satellites, 2 AIS microsatellites and accompanying ground infrastructure, and also provides terrestrial-based cellular communication services through reseller agreements with major cellular wireless providers. The Company’s satellite-based system uses small, low power, fixed or mobile satellite subscriber communicators (“Communicators”) for connectivity, and cellular wireless subscriber identity modules, or SIMS that are connected to the cellular wireless providers’ networks, with these systems capable of being connected to other public or private networks, including the Internet (collectively, the “ORBCOMM System”).

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

In the opinion of management, the financial statements as of September 30, 2013 and for the three and nine month periods ended September 30, 2013 and 2012 include all adjustments (including normal recurring accruals) necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

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

Although the Company owns interests in companies that it accounts for pursuant to the equity method, the investments in those entities had no carrying value as of September 30, 2013 and December 31, 2012. The Company has no guarantees or other funding obligations to those entities. The Company had no equity or losses of those investees for the three and nine months ended September 30, 2013 and 2012.

When the Company does not exercise significant influence over the investee the investment is accounted under the cost method.

Acquisition costs

Acquisition-related costs directly relate to acquisitions. These costs include professional services expenses. For the three months ended September 30, 2013 and 2012, acquisition-related costs were $771 and $67, respectively. For the nine months ended September 30, 2013 and 2012, acquisition-related costs were $1,391 and $700, respectively.

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

Marketable securities

At December 31, 2012, marketable securities consist of debt securities including U.S. government and agency obligations, corporate obligations and FDIC-insured certificates of deposit, which had stated maturities ranging from three months to less than one year. The Company classified these securities as held-to-maturity since it had the positive intent and ability to hold until maturity. These securities were carried at amortized cost. The changes in the fair value of these marketable securities, other than impairment charges, were not reported in the consolidated financial statements. During the three months ended September 30, 2013, all remaining marketable securities matured and the principal balances were invested into cash and cash equivalents.

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

The following table presents customers with revenues greater than 10% of the Company’s consolidated total revenues for the periods shown:

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2013	2012	2013	2012
Caterpillar Inc.	14.7%	17.9%	18.1%	18.5%
Komatsu Ltd.	11.8%	12.3%	12.0%	12.0%
Hitachi Construction Machinery Co., Ltd.	*	*	*	10.0%

*	Balance is less than 10% of consolidated revenues.

The following table presents customers with accounts receivable greater than 10% of the Company’s consolidated accounts receivable for the periods shown:

	September 30,	December 31,
	2013	2012
Caterpillar Inc.	23.1%	24.2%

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

Accounting Pronouncements

In July 2013, the FASB issued ASU. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. Under ASU 2013-11 an entity is required to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, unless certain conditions exist. ASU 2013-11 is effective for interim and annual periods beginning after December 15, 2013, with early adoption permitted. The Company will adopt ASU 2013-11 on January 1, 2014. The Company does not expect adopting ASU 2013-11 will have a material impact on its consolidated financial statements.

3. Acquisitions

Sensor Enabled Notification System

Effective on the close of business on October 1, 2013, the Company completed the acquisition of certain assets and liabilities of Comtech Mobile Datacom Corporation (“Comtech”) Sensor Enabled Notification System (“SENS”) operations pursuant to an Asset Purchase Agreement (“Comtech Asset Purchase Agreement”) dated as of October 1, 2013. The consideration paid to acquire SENS was $1,978 in cash. The operations of SENS will be included in the Company’s consolidated financial statements subsequent to the acquisition date of October 1, 2013.

The acquisition of SENS will enable the Company to offer new product offerings to the Company’s existing suite of satellite and cellular network services.

The allocation of the purchase price to the net assets acquired of SENS is currently in process. At this time, it is not practicable to disclose financial information regarding SENS.

GlobalTrak

Effective on the close of business on April 3, 2013, the Company completed the acquisition of certain assets and liabilities of GlobalTrak, a division of System Planning Corporation (“SPC”), pursuant to an Asset Purchase Agreement (“GlobalTrak Asset Purchase Agreement”) dated as of March 13, 2013. The consideration paid to acquire GlobalTrak on closing was $2,990 in cash, subject to a final working capital adjustment, of which $500 was deposited in escrow with a third party escrow agent. The $500 is available to pay indemnification obligations of SPC to the Company primarily relating for breaches of representations and warranties made by SPC.

During the three months ended September 30, 2013, the Company reached an agreement with SPC for a final working capital adjustment of $86 which was paid to the Company. As of September 30, 2013, this amount was recorded as a decrease to goodwill in the condensed consolidated balance sheet since the adjustment was within the one-year measurement period.

As this acquisition was effective on April 3, 2013, the results of operations of GlobalTrak are included in the condensed consolidated financial statements beginning April 4, 2013.

Preliminary Estimated Purchase Price Allocation

The total preliminary estimated purchase price was allocated to the net assets acquired based upon their preliminary estimated fair values as of the close of business on April 3, 2013 as set forth below. The excess of the preliminary purchase price over the preliminary net assets was recorded as goodwill. The preliminary allocation of the purchase price was based upon a preliminary valuation and the estimates and assumptions are subject to change. The areas of the preliminary purchase price allocation that are not yet finalized relate to the fair values of certain assets and liabilities, including intangible assets and goodwill. The Company anticipates finalizing the purchase price allocation by the end of the first quarter of 2014. The preliminary estimated purchase price allocation for the acquisition is as follows:

Cash and cash equivalents	$1,037
Accounts receivable	343
Inventory	1,023
Other current assets	405
Equipment	13
Intangible assets	500

Total identifiable assets acquired	3,321

Accounts payable and accrued expenses	(912)
Deferred revenues	(1,707)

Total liabilities assumed	(2,619)
Net identifiable assets acquired	702

Goodwill	2,202

Total preliminary purchase price	$2,904

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

Indemnification Asset

In connection with the GlobalTrak Asset Purchase Agreement, the Company entered into an escrow agreement with SPC and an escrow agent. Under the terms of this escrow agreement, $500 was placed in an escrow account for up to fifteen months to fund any indemnification obligations to the Company primarily relating for breaches of representations and warranties made by SPC. Under the terms of the escrow agreement, SPC will be entitled to receive one-half of the $500, less the aggregate amount of claims made by the Company against SPC six months from April 3, 2013. In the event that the Company believes that an indemnity obligation of SPC has arisen under the GlobalTrak Asset Purchase Agreement, the Company shall have the right to provide written notice to the escrow agent and SPC setting forth a description of the claim and the amount of cash to be distributed to the Company from the escrow account. As of September 30, 2013, the Company has not recorded an indemnification asset for any indemnity obligations of SPC arising under the GlobalTrak Asset Purchase Agreement. The Company will continue to evaluate if there are any indemnity obligations of SPC arising under the GlobalTrak Asset Purchase Agreement during the remainder of the measurement period. In October 2013, the Company notified the escrow agent to release $250 from escrow and distribute the amount to SPC.

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

The consideration paid by the Company on closing consisted of $3,203 in cash, subject to a final working capital adjustment specified in the MobileNet Asset Purchase Agreement and the issuance of 329,344 shares of the Company’s common stock (valued at $4.96 per share, which reflects the Company’s common stock closing price on April 1, 2013), of which 164,672 shares of common stock were placed into an escrow account for up to fifteen months from closing to fund any indemnification obligations to the Company primarily relating for breaches of representations and warranties made by MobileNet. During the three months ended September 30, 2013, the Company reached an agreement with MobileNet for a final working capital adjustment of $28 which was paid to MobileNet. As of September 30, 2013, this amount was recorded as an increase to goodwill in the condensed consolidated balance sheet since the adjustment was within the one-year measurement period.

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

The following table summarizes the preliminary fair values of the purchase price:

Cash	$3,231
Issuance of 329,344 shares of common stock (valued at $4.96 per share, which reflects the Company’s common stock closing price on April 1, 2013)	1,634
Fair value of contingent earn-out amounts	1,539

Total	$6,404

Contingent earn-out consideration

The estimated fair value of the contingent earn-out amounts was determined based on the Company’s preliminary estimates using weighted probabilities to achieve the service revenues attributable to the MobileNet business for either of the two one year earn-out periods May 1, 2013 through April 30, 2014 and May 1, 2014 through April 30, 2015. At the acquisition date, the Company estimated the fair value of the contingent earn-out amounts using a probability-weighted discounted cash flow models discounted at 19% and recorded a liability for the estimated fair value of the contingent earn-out consideration. The fair value measurements are based on significant inputs not observed in the market and thus represents a Level 3 measurement. Any change in the fair value of the contingent earn-out amounts subsequent to the acquisition date, including changes from events after the acquisition date, will be recognized in earnings in the period the estimated fair value changes. Achievement of the service revenues lower than the targets will result in less being paid out. Achievement below certain thresholds will reduce the liability to zero. As of September 30, 2013, the Company estimated the fair value of the contingent earn-out amounts using a probability-weighted discounted models discounted at 18%. For the three and nine months ended September 30, 2013, the fair value of the earn-out amounts was increased by $67 which is recorded in selling, general and administrative expenses in the condensed consolidated statements of operations. As of September 30, 2013, $33 is included in accrued liabilities and $1,573 is included in other liabilities in the condensed consolidated balance sheet.

Preliminary Estimated Purchase Price Allocation

The total preliminary estimated purchase price was allocated to the net assets acquired based upon their preliminary estimated fair values as of the close of business on April 1, 2013 as set forth below. The excess of the preliminary purchase price over the preliminary net assets was recorded as goodwill. The preliminary allocation of the purchase price was based upon a preliminary valuation and the estimates and assumptions are subject to change. The areas of the preliminary purchase price allocation that are not yet finalized relate to the fair values of certain assets and liabilities, including contingent consideration, deferred revenues, intangible assets and goodwill. The Company anticipates finalizing the purchase price allocation by the end of the first quarter of 2014. The preliminary estimated purchase price allocation for the acquisition is as follows:

Accounts receivable	$363
Inventory	255
Other current assets	10
Intangible assets	3,460

Total identifiable assets acquired	4,088

Accrued expenses	(238)
Deferred revenues	(346)

Total liabilities assumed	(584)
Net identifiable assets acquired	3,504

Goodwill	2,900

Total preliminary purchase price	$6,404

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

Indemnification Asset

In connection with the MobileNet Asset Purchase Agreement, the Company entered into an escrow agreement with MobileNet and an escrow agent. Under the terms of this escrow agreement, 164,672 shares of common stock were issued to MobileNet and placed in an escrow account for up to fifteen months to fund any indemnification obligations to the Company primarily relating for breaches of representations and warranties made by MobileNet. Under the terms of the escrow agreement, MobileNet will retain all rights and privileges of ownership of the common stock placed in the escrow account. Further subject to certain resale restrictions, MobileNet has the right to sell any of the common stock that was placed in escrow provided that all proceeds of any such sale are deposited directly with the escrow agent. In the event that the Company believes that an indemnity obligation of MobileNet has arisen under the MobileNet Asset Purchase Agreement, the Company shall have the right to provide written notice to the escrow agent and MobileNet setting forth a description of the distribution event and the number of shares of the Company’s common stock and or amount of cash to be distributed to the Company from the escrow account. The Company will direct the escrow agent to release to the Company from the escrow account a number of shares of common stock equal to the distribution amount valued at the 20-day average closing price from April 1, 2013. As of September 30, 2013, the Company has not recorded an indemnification asset for any indemnity obligations of MobileNet arising under the MobileNet Asset Purchase Agreement. The Company will continue to evaluate if there are any indemnity obligations of MobileNet arising under the MobileNet Asset Purchase Agreement during the remainder of the measurement period.

Pre-Acquisition Contingencies

The Company has evaluated and continues to evaluate pre-acquisition contingencies related to MobileNet that existed as of the acquisition date. If any pre-acquisition contingencies that were acquired as part of the acquisition become probable and estimable, the Company will record such amounts to goodwill in the one-year measurement period, or the Company’s results of operations, if outside the one-year measurement period as applicable.

LMS

Effective on the close of business on January 12, 2012, the Company completed the acquisition of the assets of LMS, pursuant to an Asset Purchase Agreement dated as of December 23, 2011. As this acquisition was effective on January 12, 2012, the results of operations of LMS are included in the condensed consolidated financial statements beginning January 13, 2012.

The consideration paid by the Company to PAR on closing to acquire LMS consisted of $4,000 in cash, subject to a final working capital adjustment specified in the Asset Purchase Agreement and the issuance of 645,162 shares of the Company’s common stock, of which 387,097 shares of common stock were placed into an escrow account for up to fifteen months from closing to fund any indemnification obligations to the Company, including for breaches of representations and warranties made by PAR. During the six months ended June 30, 2013, the Company and PAR agreed to a working capital adjustment of $112 for amounts owed to the Company by PAR. This amount was recorded to other income in the Company’s condensed consolidated statements of operations for the nine months ended September 30, 2013 since the adjustment to the working capital exceeded the one-year measurement period.

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

Contingent earn-out consideration

The estimated fair value of the contingent earn-out amount was determined based on the Company’s estimates using weighted probabilities to achieve the sales targets for calendar years 2013 through 2014. The Company estimated the fair value of the sales targets contingent earn-out amounts using a probability-weighted discounted cash flow model. The Company has recorded a liability for the estimated fair value of the contingent earn-out consideration. The fair value measurements are based on significant inputs not observed in the market and thus represents a Level 3 measurement. Any change in the fair value of the contingent earn-out amounts subsequent to the acquisition date, including changes from events after the acquisition date will be recognized in earnings in the period the estimated fair value changes. Achievement of the sales target lower than the target will result in less than the $950 being paid out. Achievement below certain thresholds will reduce the liability to zero. For the three and nine months ended September 30, 2013, the fair value of the earn-out amounts was decreased by $220 which is recorded as a reduction of selling, general and administrative expenses in the condensed consolidated statements of operations. As of September 30, 2013, $370 is included in other liabilities in the condensed consolidated balance sheet.

Indemnification Asset

PAR and the Company have agreed to release $843 from escrow to PAR. During the six months ended June 30, 2013, the Company and PAR have agreed to release the remaining balance of $285 to the Company. The $285 was recorded to other income in the Company’s condensed consolidated statements of operations for the nine months ended September 30, 2013 since the resolution of the claim exceeded the one-year measurement period.

Warranty Liabilities and Escrow Agreement

As a result of the acquisition of StarTrak on May 16, 2011, the Company recorded warranty obligations on StarTrak’s product sales, which provide for costs to replace or fix the product. One-year warranty coverage is accrued on product sales which provide for costs to replace or fix the product.

In connection with the acquisition, the Company entered into an escrow agreement with Alanco. Under the terms of the escrow agreement, 166,611 shares of common stock were issued to Alanco and placed in an escrow account to cover 50% of certain costs relating to fuel sensor warranty obligations incurred by the Company. In the event that the sum of (i) aggregate warranty expenses (other than for fuel sensors) and (ii) any fuel sensor damages directly expended or accrued on the StarTrak balance sheet from March 1, 2011 through March 1, 2012 exceeds $600, the Company shall have the right to provide written notice to the escrow agent and Alanco setting forth a description of the fuel sensor distribution event and the number of shares of the Company’s common stock to be distributed to the Company from the escrow account. The number of shares of common stock that the Company will direct the escrow agent to release to the Company from the escrow account will equal 50% of the fuel sensor damages (excluding the amount of damages that when added to the non-fuel sensor damages equals $600) incurred or suffered from June 1, 2011 through March 1, 2012, valued at $3.001 per share. The Company is in the process of finalizing the arrangement. As a result, the Company recorded $547 relating to the escrow agreement as an indemnification asset, which is included in other assets. For the three months ended September 30, 2013 and 2012, the Company recorded a gain of $78 and $50, respectively, and for the nine months ended September 30, 2013 and 2012 recorded a gain of $138 and $78 on the fair value of the common stock held in escrow, which is recorded in selling, general and administrative expenses in the condensed consolidated statements of operations.

Pro Forma Results for the Acquisitions of GlobalTrak and LMS

The following table presents the unaudited pro forma results of the Company and GlobalTrak for the three months ended September 30, 2012 and the unaudited pro forma results of the Company, GlobalTrak and LMS for the nine months ended September 30, 2012 and the unaudited pro forma results of GlobalTrak for the nine months ended September 30, 2013 as though the companies had been combined as of the beginning of each of the periods presented. The pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of each period presented.

The supplemental pro forma revenues, net income (loss) attributable to ORBCOMM Inc. and the net income attributable to common stockholders for the period presented in the table below were adjusted to include the amortization of the intangible assets and income tax expense calculated from January 1, 2012 to the acquisition dates. Also the supplemental pro forma information was adjusted to exclude acquisition costs directly related to GlobalTrak and LMS.

The amount of GlobalTrak’s revenues and net loss included in the Company’s condensed consolidated statements of operations from the acquisition date to September 30, 2013 and GlobalTrak and LMS results of operations of the combined entity had the acquisition dates been January 1, 2012, are as follows:

			Net Income (loss)
		Net Income (loss)	Attributable to
		Attributable	ORBCOMM Inc.
	Revenues	ORBCOMM Inc.	Common Stockholders
Actual from April 4, 2013 to September 30, 2013 (GlobalTrak)	$3,502	$(5)	$(5)

Supplemental pro forma for the three months ended September 30, 2012 (GlobalTrak)	$16,862	$1,707	$1,690

Supplemental pro forma for the nine months ended September 30, 2013 (GlobalTrak)	$55,636	$3,126	$3,080

Supplemental pro forma for the nine months ended September 30, 2012 (GlobalTrak and LMS)	$49,420	$5,589	$5,536

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

Concurrently, Satcom paid $253 to its note holders, which included $43 to a creditor of Satcom who is a related-party serving as the Company’s Chairman of the Board of Directors, in exchange for a waiver and release of all outstanding principal and accrued interest previously recorded in accrued liabilities totaling $1,340, which included $290 owed to the related-party. As a result, the Company recognized a gain on extinguishment of debt of $1,062, net of expenses of $24 in other income (expense) in its condensed consolidated statements of operations, for the difference between the payments made and the net carrying amounts of the outstanding principal and accrued interest for the six months ended September 30, 2012. Further, Satcom also paid $128 to a trade creditor in exchange for a waiver and release of the outstanding trade payables totaling $256. As a result, the Company reduced selling, general and administrative expenses by $128 in its condensed consolidated statements of operations for the nine months ended September 30, 2012.

5. Stock-based Compensation

The Company’s stock-based compensation plans consist of its 2006 Long-Term Incentives Plan (the “2006 LTIP”) and its 2004 Stock Option Plan. As of September 30, 2013, there were 3,590,651 shares available for grant under the 2006 LTIP and no shares available for grant under the 2004 Stock Option Plan.

For the three months ended September 30, 2013 and 2012 the Company recorded stock-based compensation expense of $674 and $407, respectively. For the three months ended September 30, 2013 and 2012, the Company capitalized stock-based compensation of $35 and $24, respectively. For the nine months ended September 30, 2013 and 2012, the Company recorded stock-based compensation expense of $1,894 and $1,217, respectively. For the nine months ended September 30, 2013 and 2012, the Company capitalized stock-based compensation of $86 and $61, respectively. The components of the Company’s stock-based compensation expense are presented below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Stock appreciation rights	$407	$320	$1,173	$981
Restricted stock units	172	87	537	236
Market performance units	95	—	184	—

Total	$674	$407	$1,894	$1,217

As of September 30, 2013, the Company had unrecognized compensation costs for stock appreciation rights and restricted stock unit arrangements totaling $1,903.

Time-Based Stock Appreciation Rights

During the nine months ended September 30, 2013, the Company granted 375,000 time-based SARs, which vest through June 2016. The weighted-average grant date fair value of these SARs was $2.96 per share.

A summary of the Company’s time-based SARs for the nine months ended September 30, 2013 is as follows:

			Weighted-Average
			Remaining	Aggregate
	Number of	Weighted-Average	Contractual	Intrinsic Value
	Shares	Exercise Price	Term (years)	(In thousands)
Outstanding at January 1, 2013	3,422,967	$3.72
Granted	375,000	4.77
Exercised	(306,700)	2.64
Forfeited or expired	(112,000)	3.37

Outstanding at September 30, 2013	3,379,267	$3.96	6.84	$4,721

Exercisable at September 30, 2013	2,275,767	$3.98	5.77	$3,240

Vested and expected to vest at September 30, 2013	3,379,267	$3.96	6.84	$4,721

For the three months ended September 30, 2013 and 2012, the Company recorded stock-based compensation expense of $363 and $182 relating to these SARs, respectively. For the nine months ended September 30, 2013 and 2012, the Company recorded stock-based compensation expense of $1,007 and $570 relating to these SARs, respectively. As of September 30, 2013, $1,414 of total unrecognized compensation cost related to these SARs is expected to be recognized through June 2016.

The intrinsic value of the SARs exercised was $584 for the nine months ended September 30, 2013.

Performance-Based Stock Appreciation Rights

During the nine months ended September 30, 2013, the Company granted 120,500 performance-based SARs for 2013 financial and operational targets, which are expected to vest in the first quarter of 2014. As of September 30, 2013, the Company estimates that approximately 58% of the performance-based SARs will vest. The weighted-average grant date fair value of these SARs was $2.52 per share.

A summary of the Company’s performance-based SARs for the nine months ended September 30, 2013 is as follows:

			Remaining	Aggregate
	Number of	Weighted-Average	Contractual	Intrinsic Value
	Shares	Exercise Price	Term (years)	(In thousands)
Outstanding at January 1, 2013	1,034,025	$4.88
Granted	120,500	4.20
Exercised	(118,025)	2.95
Forfeited or expired	(133,437)	3.36

Outstanding at September 30, 2013	903,063	$5.27	6.75	$1,316

Exercisable at September 30, 2013	792,653	$5.41	6.34	$1,201

Vested and expected to vest at September 30, 2013	856,513	$5.32	6.59	$1,268

For the three months ended September 30, 2013 and 2012, the Company recorded stock-based compensation of $44 and $138 relating to these SARs, respectively. For the nine months ended September 30, 2013 and 2012, the Company recorded stock-based compensation of $166 and $411 relating to these SARs, respectively. As of September 30, 2013, the Company had unrecognized compensation cost of $94 related to these SARs is expected to be recognized through the first quarter of 2014.

The intrinsic value of the SARs exercised was $175 for the nine months ended September 30, 2013.

The fair value of each time and performance-based SAR award is estimated on the date of grant using the Black-Scholes option pricing model with the assumptions described below for the periods indicated. For the nine months ended September 30, 2012, the expected volatility was based on an average of the Company’s historical volatility over the expected terms of the SAR awards and the comparable publicly traded companies’ historical volatility. The Company uses the “simplified” method to determine the expected terms of SARs due to an insufficient history of exercises. Estimated forfeitures were based on voluntary and involuntary termination behavior as well as analysis of actual forfeitures. The risk-free interest rate was based on the U.S. Treasury yield curve at the time of the grant over the expected term of the SAR grants.

Nine months ended September 30,
	2013	2012
Risk-free interest rate	0.91% to 1.99%	0.78% to 1.41%
Expected life (years)	5.5 and 6.0	5.5 and 6.0
Estimated volatility factor	68.39% to 69.92%	71.75% to 74.67%
Expected dividends	None	None

Time-based Restricted Stock Units

During the nine months ended September 30, 2013, the Company granted 80,270 time-based RSUs, which vest through December 2015.

A summary of the Company’s time-based RSUs for the nine months ended September 30, 2013 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Balance at January 1, 2013	88,821	$3.12
Granted	80,270	4.00
Vested	(73,821)	3.81
Forfeited or expired	—	—

Balance at September 30, 2013	95,270	$3.33

For the three months ended September 30, 2013 and 2012, the Company recorded stock-based compensation expense of $145 and $87 related to these RSUs, respectively. For the nine months ended September 30, 2013 and 2012, the Company recorded stock-based compensation expense of $285 and $236 related to these RSUs, respectively. As of September 30, 2013, $137 of total unrecognized compensation cost related to these RSUs is expected to be recognized through December 2015.

Performance-based Restricted Stock Units

During the nine months ended September 30, 2013, the Company granted 256,000 performance-based RSUs for 2013 financial and operational targets, which are expected to vest in the first quarter of 2014. As of September 30, 2013, the Company estimates that 49% of the performance targets will be achieved.

A summary of the Company’s performance- based RSUs for the nine months ended September 30, 2013 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Balance at January 1, 2013	—	$—
Granted	256,000	3.89
Vested	—	—
Forfeited or expired	—	—

Balance at September 30, 2013	256,000	$3.89

For the three and nine months ended September 30, 2013, the Company recorded stock-based compensation expense of $27 and $252 related to these RSUs, respectively. As of September 30, 2013, $258 of total unrecognized compensation cost related to these RSUs is expected to be recognized through the first quarter of 2014.

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

As the MPUs contain both a performance and service condition, the MPUs have been treated as a series of three separate awards or tranches for purposes of recognizing stock-based compensation expense. The Company recognizes stock-based compensation expense on a tranche-by-tranche basis over the requisite service period for that specific tranche. The Company estimated the fair value of the MPUs granted using a Monte Carlo Simulation Model that used the following assumptions: risk-free interest rates of ranging from 0.03% to 0.46%, estimated volatility factor of 40% and no expected dividends. For the three and nine months ended September 30, 2013, the Company recorded stock-based compensation relating to these MPUs of $95 and $184, respectively.

2004 Stock Option Plan

A summary of the status of the Company’s stock options as of September 30, 2013 is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2013	737,291	$2.96
Granted	—	—
Exercised	(357,053)	2.51
Forfeited or expired	—	—

Outstanding at September 30, 2013	380,238	$3.39	0.64	$705

Exercisable at September 30, 2013	380,238	$3.39	0.64	$705

Vested and expected to vest at September 30, 2013	380,238	$3.39	0.64	$705

The intrinsic value of the stock options exercised was $880 for the nine months ended September 30, 2013.

6. Net Income Attributable to ORBCOMM Inc. Common Stockholders

Basic net income per common share is calculated by dividing net income attributable to ORBCOMM Inc. by the weighted-average number of common shares outstanding for the period. Diluted net income per common share is computed by giving effect to all potentially dilutive securities. For the three months ended September 30, 2013 and 2012, the Company included the effect of 1,003,435 and 817,066 SARs, RSUs and stock options in its diluted weighted average common shares outstanding, respectively. For the nine months ended September 30, 2013 and 2012, the Company included the effect of 1,013,360 and 814,073 SARs, RSUs and stock options in its diluted weighted average common shares outstanding, respectively. For the three and nine months ended September 30, 2013, the Company included 214,910 shares of Series A convertible preferred stock in its diluted weighted average common shares outstanding.

The potentially dilutive securities excluded from the determination of diluted income per share, as their effect is antidilutive, are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
SARs	3,485,738	3,641,702	3,563,308	3,656,531
RSUs	289,106	29,503	276,950	12,726
Stock options	235,559	586,426	160,220	591,365

	4,010,403	4,257,631	4,000,478	4,260,622

The computation of net income attributable to ORBCOMM Inc. common stockholders is as follows for the three and nine months September 30, 2013 and 2012.

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net income attributable to ORBCOMM Inc.	$986	$2,324	$3,780	$6,615
Preferred stock dividends on Series A convertible preferred stock	(15)	(17)	(46)	(53)

Net income attributable to ORBCOMM Inc. common stockholders	$971	$2,307	$3,734	$6,562

7. Marketable Securities

As of December 31, 2012, the marketable securities were recorded at amortized cost which approximates fair market value which was based on Level 1 inputs. All investments mature in one year or less.

	December 31, 2012
		Gross	Gross
	Fair	Unrealized	Unrealized
	Value	Losses	Gains
U.S. government and agency obligations	$13,557	$—	$—
Corporate obligations	8,925	7	—
FDIC-insured certificates of deposit	5,479	1	—

	$27,961	$8	$—

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

As of December 31, 2012, the gross unrealized losses of $8 were primarily due to changes in interest rates and not credit quality of the issuer.

8. Satellite Network and Other Equipment

Satellite network and other equipment consisted of the following:

	Useful life	September 30,	December 31,
	(years)	2013	2012
Land		$381	$381
Satellite network	1-10	26,853	24,976
Capitalized software	3-7	4,597	3,009
Computer hardware	3	2,354	1,852
Other	2-7	2,293	1,703
Assets under construction		116,031	89,658

		152,509	121,579
Less: accumulated depreciation and amortization		(23,353)	(20,371)

		$129,156	$101,208

During the nine months ended September 30, 2013 and 2012, the Company capitalized costs attributable to the design and development of internal-use software in the amount of $1,259 and $569, respectively. Depreciation and amortization expense for the three months ended September 30, 2013 and 2012 was $1,223 and $1,034, respectively. This includes amortization of internal-use software of $234 and $107 for the three months ended September 30, 2013 and 2012, respectively. Depreciation and amortization expense for the nine months ended September 30, 2013 and 2012 was $3,235 and $2,712, respectively. This includes amortization of internal-use software of $462 and $287 for the nine months ended September 30, 2013 and 2012, respectively.

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

9. Restricted Cash

Restricted cash consists of the remaining cash collateral of $2,000 for a performance bond required by the FCC in connection with the construction, launch and operation of the 18 next-generation satellites that was authorized in the March 21, 2008 FCC Space Segment License modification. Under the terms of the performance bond, the cash collateral will be reduced in increments of $1,000 upon completion of specified milestones. The Company has classified the remaining $2,000 as a non-current asset at September 30, 2013 and December 31, 2012.

10. Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price of an acquired business over the estimated fair values of the underlying net tangible and intangible assets.

Goodwill consisted of the following:

Balance at January 1, 2013	$14,740
Addition resulting from the acquisition of MobileNet	2,900
Addition resulting from the acquisition of GlobalTrak	2,202

Balance at September 30, 2013	$19,842

Goodwill is allocated to the Company’s one reportable segment.

The Company’s intangible assets consisted of the following:

		September 30, 2013			December 31, 2012
	Useful life		Accumulated			Accumulated
	(years)	Cost	amortization	Net	Cost	amortization	Net
Customer lists	10	$6,470	$(985)	$5,485	$3,820	$(776)	$3,044
Patents and technology	5 and 10	5,720	(1,230)	4,490	4,610	(563)	4,047
Trade names and trademarks	2, 5 and 10	1,060	(263)	797	860	(160)	700

		$13,250	$(2,478)	$10,772	$9,290	$(1,499)	$7,791

The weighted-average amortization period for the intangible assets is 9.7 years. The weighted-average amortization period for customer lists, patents and technology and trade names and trademarks is 10.0, 9.5 and 8.8 years, respectively.

Amortization expense was $362 and $256 for the three months ended September 30, 2013 and 2012, respectively. Amortization expense was $979 and $768 for the nine months ended September 30, 2013 and 2012, respectively.

Estimated amortization expense for intangible assets subsequent to September 30, 2013 is as follows:

Years ending December 31,
Remainder of 2013	$361
2014	1,415
2015	1,415
2016	1,415
2017	1,273
Thereafter	4,893

$10,772

11. Accrued Liabilities

The Company’s accrued liabilities consisted of the following:

	September 30,	December 31,
	2013	2012
Accrued compensation and benefits	$2,974	$3,092
Warranty	2,341	2,762
Corporate income tax payable	—	843
Contingent earn-out amounts	33	320
AIS deployment and license agreement	190	216
Accrued satellite network and other equipment	6,158	1,559
Other accrued expenses	2,607	2,479

	$14,303	$11,271

For the nine months ended September 30, 2013 and 2012, changes in accrued warranty obligations consisted of the following:

	September 30,
	2013	2012
Balance at January 1,	$2,762	$2,631
Warranty liabilities assumed from acquisitions	38	806
Amortization of fair value adjustment of warranty liabilities acquired through acquisitions	(63)	(166)
Warranty expense	211	296
Warranty charges	(607)	(542)

Balance at September 30,	$2,341	$3,025

12. Deferred Revenues

Deferred revenues consisted of the following:

	September 30,	December 31,
	2013	2012
Service activation fees	$3,018	$2,690
Prepaid services	1,888	1,331
Prepaid product revenues	293	—
Warranty revenues	294	332

	5,493	4,353
Less current portion	(3,266)	(2,394)

Long-term portion	$2,227	$1,959

13. Note Payable-Related Party

In connection with the acquisition of a majority interest in Satcom in 2005, the Company recorded an indebtedness to OHB Technology A.G. (formerly known as OHB Teledata A.G.), a stockholder of the Company. At September 30, 2013, the principal balance of the note payable was €1,138 and it had a carrying value of $1,537. At December 31, 2012, the principal balance of the note payable was €1,138 and it had a carrying value of $1,503. The carrying value was based on the note’s estimated fair value at the time of acquisition. The difference between the carrying value and principal balance was being amortized to interest expense over the estimated life of the note of six years which ended in September 30, 2011. This note does not bear interest and has no fixed repayment term. Repayment will be made from the distribution profits (as defined in the note agreement) of ORBCOMM Europe LLC. The note has been classified as long-term and the Company does not expect any repayments to be required prior to September 30, 2014.

14. Notes Payable

$45,000 9.5% Senior Notes

On January 4, 2013, the Company issued $45,000 aggregate principal amount of Senior Notes (“Senior Notes”) due January 4, 2018. Interest is payable quarterly at a rate of 9.5% per annum. The Senior Notes are secured by a first priority security interest in substantially all of the Company’s and its subsidiaries’ assets. The covenants in the Senior Notes limits the Company’s ability to among other things to, incur additional indebtedness and liens, to sell, transfer, lease or otherwise dispose of the Company’s or subsidiaries assets, merge or consolidate with other companies. The Company is also required to obtain launch and one year in-orbit insurance for the next-generation satellites under the terms of the Senior Notes. The Company must also comply with a maintenance covenant of either having available liquidity of $10,000 (the sum of (a) cash and cash equivalents plus (b) the total amount available to be borrowed under a working capital facility) or a leverage ratio (consolidated total debt to consolidated adjusted EBITDA, adjusted for stock-based compensation, certain other non-cash items and other agreed upon other charges) of not more than 4.5 to 1.0. In connection with the issuance of the Senior Notes, the Company incurred approximately $1,333 of debt issuance costs, which will be amortized through January 4, 2018. For the three and nine months ended September 30, 2013, the amortization of the debt issuance costs was $66 and $197, respectively. For the three and nine months ended September 30, 2013, the Company capitalized all of the interest expense and amortization of the debt issuance costs to construction of the next-generation satellites.

As of September 30, 2013, the Company was in compliance with the covenants.

$3,900 6% Notes

On May 16, 2011, the Company issued a $3,900 6% secured promissory note to an existing lender and stockholder of Alanco. The note bore interest at 6.00% per annum. On January 4, 2013, the remaining unpaid principal amount of $3,450 and unpaid interest was repaid as a condition of the Company issuing the Senior Notes discussed above.

15. Stockholders’ Equity

Series A convertible preferred stock

During the nine months ended September 30, 2013, holders of the Series A convertible preferred stock converted 37,017 shares into 61,673 shares of the Company’s common stock. During the nine months ended September 30, 2013, the Company issued dividends in the amount of 4,647 shares to the holders of the Series A convertible preferred stock. As of September 30, 2013, dividends in arrears were $13.

Common Stock

As of September 30, 2013, the Company has reserved 8,604,489 shares of common stock for future issuances related to employee stock compensation plans.

16. Segment Information

The Company operates in one reportable segment, M2M data communications. Other than satellites in orbit, long-lived assets outside of the United States are not significant. The following table summarizes revenues on a percentage basis by geographic regions, based on the country in which the customer is located.

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
United States	84%	84%	85%	82%
Japan	9%	12%	9%	15%
Other	7%	4%	6%	3%

	100%	100%	100%	100%

17. Income taxes

For the three months ended September 30, 2013, the Company’s income tax provision was $254, resulting from a foreign income tax expense of $167 from income generated by ORBCOMM Japan operating in Japan and $87 of amortization of tax goodwill generated from acquisitions. For the three months ended September 30, 2012, the Company’s income tax provision was $284, resulting from a foreign income tax expense of $219 from income generated by ORBCOMM Japan and $65 of amortization of tax goodwill generated from acquisitions.

For the nine months ended September 30, 2013, the Company’s income tax provision was $603, resulting from a foreign income tax expense of $364 from income generated by ORBCOMM Japan and $239 of amortization of tax goodwill generated from acquisitions. For the nine months ended September 30, 2012, the Company’s income tax provision was $1,080, resulting from a foreign income tax expense of $884 from income generated by ORBCOMM Japan and $196 of amortization of tax goodwill generated from acquisitions.

As of September 30, 2013 and 2012, the Company maintained a valuation allowance against all of its net deferred tax assets, excluding goodwill, attributable to operations in the United States and all other foreign jurisdictions, except for Japan, as the realization of such assets was not considered more likely than not.

As of September 30, 2013, the Company had unrecognized tax benefits of $775. There were no changes to the Company’s unrecognized tax benefits during the nine months ended September 30, 2013. The Company is subject to U.S. federal and state examinations by tax authorities from 2008. The Company does not expect any significant changes to its unrecognized tax positions during the next twelve months.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were recognized during the three and nine months ended September 30, 2013.

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

As of September 30, 2013, the Company has made milestone payments of $58,500 under the agreement. The Company anticipates making payments under the agreement of approximately $4,680 during the remainder of 2013.

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

The Falcon 9 Agreement anticipated that the Launch Services for 17 Satellites would be performed by the second quarter of 2014, subject to certain rights of ORBCOMM and SpaceX to reschedule the Launch Services as needed. Either the Company or SpaceX may postpone and reschedule either Launch Service based on satellite and launch vehicle readiness, among other factors, subject to the payment of certain fees by the party requesting or causing the delay following 6 months of delay with respect to either of the two Launch Services.

Both the Company and SpaceX have customary termination rights under the Falcon 9 Agreement, including for material breaches and aggregate delays beyond 365 days by the other party. The Company has the right to terminate either of the Launch Services subject to the payment of a termination fee in an amount that would be based on the date ORBCOMM exercises its termination right.

As of September 30, 2013, the Company has made milestone payments of $33,210 under the Falcon 9 Agreement. The Company anticipates making payments of approximately $5,935 during the remainder of 2013.

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

Airtime credits

In 2001, in connection with the organization of ORBCOMM Europe LLC and the reorganization of the ORBCOMM business in Europe, the Company agreed to grant certain country representatives in Europe approximately $3,736 in airtime credits. The Company has not recorded the airtime credits as a liability for the following reasons: (i) the Company has no obligation to pay the unused airtime credits if they are not utilized; and (ii) the airtime credits are earned by the country representatives only when the Company generates revenue from the country representatives. The airtime credits have no expiration date. Accordingly, the Company is recording airtime credits as services are rendered and these airtime credits are recorded net of revenues from the country representatives. For the three months ended September 30, 2013 and 2012, airtime credits used totaled approximately $8. For the nine months ended September 30, 2013 and 2012, airtime credits used totaled approximately $23 and $24, respectively. As of September 30, 2013 and December 31, 2012, unused credits granted by the Company were approximately $2,105 and $2,128, respectively.

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

Overview

We operate a global commercial wireless messaging system optimized for narrowband communications. Our system consists of a global network of 25 low-Earth orbit, or LEO, satellites, 2 microsatellites and accompanying ground infrastructure. Our 25 first-generation satellites are the core of a two-way communications system that enables our customers and end-users to track, monitor, control and communicate cost-effectively with fixed and mobile assets located anywhere in the world, and 2 microsatellites that only provide worldwide ship tracking capability using the Automatic Identification System (AIS) technology already installed on large ocean-going vessels. We have agreements with another satellite provider to resell their satellite services as well. We also provide terrestrial-based cellular communication services through reseller agreements with major cellular wireless providers. Currently, our agreements with major cellular providers include GSM and CDMA offerings in the United States and GSM services with significant coverage worldwide. These terrestrial-based communication services enable our customers who have higher bandwidth requirements to receive and send messages from communication devices based on terrestrial-based technologies using the cellular providers’ wireless networks as well as from dual-mode devices combining the technologies from our satellite subscriber communicators and terrestrial-based technologies. As a result, our customers are now able to integrate into their applications communication technologies that will allow them to send and receive messages, including data intensive messaging using the cellular providers’ wireless networks and our satellite network.

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

Acquisitions

Sensor Enabled Notification System

Effective on the close of business on October 1, 2013, we completed the acquisition of certain assets and liabilities of Comtech Mobile Datacom Corporation (“Comtech”) Sensor Enabled Notification System (“SENS”) operations pursuant to an Asset Purchase Agreement (“Comtech Asset Purchase Agreement”) dated as of October 1, 2013. The consideration paid to acquire SENS was $2.0 million in cash. The operations of SENS will be included in our consolidated results for the period subsequent to the acquisition date of October 1, 2013.

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

During the three months ended September 30, 2013, we reached an agreement with SPC for a final working capital adjustment of $0.1 million which was paid to us. As of September 30, 2013, this amount was recorded as a decrease to goodwill in our condensed consolidated balance sheet since the adjustment was within the one-year measurement period.

As a result of the acquisition of GlobalTrak, we recognized $2.2 million of goodwill and $0.5 million of intangible assets, which consist of technology, trade names and trademarks and customer lists. The results of operations of GlobalTrak are included in our condensed consolidated results for the period subsequent to the acquisition date of April 3, 2013.

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

During the three months ended September 30, 2013, we reached an agreement with MobileNet for a final working capital adjustment of less than $0.1 million which was paid to MobileNet. As of September 30, 2013, this amount was recorded as an increase to goodwill in our condensed consolidated balance sheet since the adjustment was within the one-year measurement period.

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

Any change in the fair value of the earn-out amounts subsequent to the acquisition date, including changes from events after the acquisition date, will be recognized in earnings in the period the estimated fair value changes. For the three and nine months ended September 30, 2013, we increased the fair value of the earn-out amounts by $0.1 million, which was recorded in selling. general and administrative expenses. As of September 30, 2013, less than $0.1 million is included in accrued liabilities and $1.6 million is included in other liabilities in the condensed consolidated balance sheet.

As a result of the acquisition of MobileNet, we recognized $2.9 million of goodwill and $3.5 million of intangible assets, which consist of technology, trademarks and customer lists. The results of operations of MobileNet are included in our condensed consolidated results for the period subsequent to the acquisition date of April 1, 2013

The acquired goodwill from the acquisitions of SENS, GlobalTrak and MobileNet will not be amortized for financial reporting purposes. However the acquired goodwill is tax deductible, and therefore amortized over fifteen years for income tax purposes. As such, deferred income tax expense and a deferred tax liability arise as a result of the difference in tax deductibility of this amount for tax and financial reporting purposes. The resulting deferred tax liability, which is expected to continue to increase over time and will remain on our balance sheet indefinitely unless there is an impairment of the goodwill.

See Note 3 to the condensed consolidated financial statements for further discussion on the acquisitions of GlobalTrak, MobileNet and SENS.

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

In addition to the consideration paid at closing, the Asset Purchase Agreement provides for contingent payments of up to $3.9 million payable post-closing by us to PAR. Up to $3.0 million of the contingent payments was payable based on achieving subscriber targets for calendar year 2012. We recorded at the acquisition date a liability of $0.7 million for the estimated fair value of the earn-out amounts. For the year ended December 31, 2012, LMS did not achieve the subscriber targets. Up to $0.9 million of the contingent payments will be payable based on achieving sales targets through 2014. Any potential earn-out amount can be paid in common stock, cash or a combination at our option. Any shares of common stock to be issued will be based on the 20-day average closing price ending on the third trading day preceding the date of payment. The potential earn-out amount for achieving the sales targets for any calendar year if earned will be paid within 30 days after we file our Form 10-K for years 2013 and 2014. Any change in the fair value of the earn-out amount for achieving the sales targets subsequent to the acquisition date, including changes from events after the acquisition date, will be recognized in earnings in the period the estimated fair value changes. For the three and nine months ended September 30, 2013, the fair value of the earn-out amount for achieving the sales targets was decreased by $0.2 million, which was recorded as reduction to selling. general and administrative expenses in our condensed consolidated statements of operations. As of September 30, 2013, less than $0.1 million is included in accrued liabilities and $0.4 million included in other liabilities in the condensed consolidated balance sheet. See Note 3 to the condensed consolidated financial statements for further discussion.

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

The following table reconciles our net income to EBITDA for the periods shown:

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income attributable to ORBCOMM Inc.	$986	$2,324	$3,780	$6,615
Income tax expense	254	284	603	1,080
Interest income	(5)	(24)	(34)	(74)
Interest expense	3	13	54	45
Depreciation and amortization	1,586	1,290	4,214	3,480

EBITDA	$2,824	$3,887	$8,617	$11,146

Three months: EBITDA during the three months ended September 30, 2013 decreased by $1.1 million over 2012. The decrease was due to an increase in expenses of $4.7 million excluding depreciation and amortization. The increase in operating expenses was primarily due to $2.3 million to operate the companies acquired in 2013, an increase of $0.7 million in acquisition costs, an increase in employee costs of $0.4 million, resulting primarily from an increase in stock-based compensation of $0.2 million, increases in costs of services of $0.3 million and costs of product sales of $0.6 million to provide for the increases in service revenues and product sales, respectively. The increase in expenses was offset by increases in service revenues of $1.1 million that included organic growth of $0.6 million and $0.5 million from acquisitions in 2013, along with increases in product revenues of $2.5 million that included $1.6 million from acquisitions.

Nine months: EBITDA during the nine months ended September 30, 2013 decreased by $2.5 million over 2012. The decrease was due to an increase in expenses of $8.5 million, excluding depreciation and amortization. The increase in operating expenses was primarily due to $4.3 million to operate companies acquired in 2013, an increase in professional service fees of $0.7 million primarily due to our acquisitions last year and an increase of $0.7 million in acquisition costs during 2013, an increase in employee costs of $0.9. million, resulting primarily from an increase in stock-based compensation of $0.5 million, an increase in facility costs of $0.6 million that includes $0.1 million in lease termination costs related to consolidation of locations into our new facility in 2013, an increase of $0.4 million in advertising and marketing and travel expenses and a $1.2 million gain on extinguishment of debt and accounts payable in 2012. The increase in expenses was offset by increases in service revenues of $4.5 million and product revenues of $2.2 million that included $3.5 million from acquisitions compensating for lower product sales at our Japanese subsidiary. The increase in service revenues was primarily due to an increase in organic service revenues of $3.4 million which includes an increase in AIS revenue of $0.7 million, a backbilling adjustment with a customer and $1.1 million from acquisitions in 2013.

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

The table below presents our revenues for the three and nine months ended September 30, 2013 and 2012, together with the percentage of total revenue represented by each revenue category in (in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2013		2012		2013		2012
		% of		% of		% of		% of
		Total		Total		Total		Total
Service revenues	$13,767	69.9%	$12,708	79.0%	$41,174	74.9%	$36,657	75.9%
Product sales	5,926	30.1%	3,386	21.0%	13,798	25.1%	11,635	24.1%

	$19,693	100.0%	$16,094	100.0%	$54,972	100.0%	$48,292	100.0%

Three months: Total revenues for the three months ended September 30, 2013 and 2012 were $19.7 million and $16.1 million, respectively, an increase of 22.4%.

Nine months: Total revenues for the nine months ended September 30, 2013 and 2012 were $55.0 million and $48.3 million, respectively, an increase of 13.8%.

Service revenues

Three months: Service revenues increased $1.1 million for the three months ended September 30, 2013, or 8.3%, to $13.8 million from $12.7 million for the three months ended September 30, 2012. The increase in service revenues in 2013 over 2012 was primarily due to an increase in organic revenues of $0.6 million and $0.5 million from acquisitions in 2013. Service revenues was impacted by a less favorable exchange rate due to the decrease of the yen against the U.S. dollar of $0.2 million.

Nine months: Service revenues increased $4.5 million for the nine months ended September 30, 2013, or 12.3%, to $41.2 million from $36.7 million for the nine months ended September 30, 2012. The increase in service revenues in 2013 over 2012 was primarily due to an increase in organic revenues of $3.4 million which includes an increase in AIS revenue of $0.7 million, a backbilling adjustment with a customer and $1.1 million from acquisitions in 2013. Service revenues was impacted by a less favorable exchange rate due to the decrease of the yen against the U.S. dollar of $0.4 million.

As of September 30, 2013, we had approximately 827,000 billable subscriber communicators compared to approximately 744,000 billable subscriber communicators as of September 30, 2012, an increase of 11.1%.

Service revenue growth can be impacted by the customary lag between subscriber communicator activations and recognition of service revenue from these units.

Product sales

Three months: Revenues from product sales increased $2.5 million for the three months ended September 30, 2013, or 75.0%, to $5.9 million from $3.4 million for the three months ended September 30, 2012. The increase was primarily due to higher product sales of $0.8 million from direct channel sales, higher product sales of $0.1 million at our Japanese subsidiary and $1.6 million from acquisitions in 2013. Product sales by our Japanese subsidiary was impacted by a less favorable exchange rate due to the decrease of the yen against the U.S. dollar of $0.3 million.

Nine months: Revenues from product sales increased $2.2 million for the nine months ended September 30, 2013, or 18.6%, to $13.8 million from $11.6 million for the nine months ended September 30, 2012. The increase was primarily due to higher product sales of $0.7 million from direct channel sales, and $3.5 million from acquisitions in 2013, offset by lower product sales of $2.0 million by our Japanese subsidiary. Product sales by our Japanese subsidiary was impacted by a less favorable exchange rate due to the decrease of the yen against the U.S. dollar of $0.5 million.

Costs of services

Costs of services is comprised of expenses to provide services, such as payroll and related costs, including stock-based compensation, materials and supplies, depreciation and amortization of assets and usage fees to cellular wireless providers for the data transmitted by the resellers on our network and other third-party networks.

Three months: Costs of services increased by $1.1 million, or 21.7%, to $6.2 million for the three months ended September 30, 2013 from $5.1 million for the three months ended September 30, 2012. The increase was primarily due to $0.7 million from acquisitions in 2013 and an increase in costs to provide for the increase in service revenues.

Nine months: Costs of services increased by $2.4 million, or 16.5%, to $17.2 million for the nine months ended September 30, 2013 from $14.8 million for the nine months ended September 30, 2012. The increase was primarily due to $1.2 million from acquisitions in 2013, increase in depreciation and amortization of $0.4 million primarily due to the build-up of our communications system and network and an increase in costs to provide for the increase in service revenues.

Costs of product sales

Costs of products includes the purchase price of subscriber communicators and SIMS sold, costs of warranty obligations, shipping charges, depreciation and amortization as well as operational costs to fulfill customer orders, including costs for employees.

Three months: Costs of product sales increased by $1.8 million, or 76.5% to $4.1 million for the three months ended September 30, 2013 from $2.3 million for the three months ended September 30, 2012. We had a gross profit from product sales (revenues from product sales minus costs of product sales) of $1.8 million for the three months ended September 30, 2013 compared to a gross profit from product sales of $1.1 million for the three months ended September 30, 2012. The increase in gross profit from product sales was primarily due to $0.5 million of gross profit from product sales from acquisitions in 2013.

Nine months: Costs of product sales increased by $2.5 million, or 31.1% to $10.5 million for the nine months ended September 30, 2013 from $8.0 million for the nine months ended September 30, 2012. We had a gross profit from product sales (revenues from product sales minus costs of product sales) of $3.3 million for the nine months ended September 30, 2013 compared to a gross profit from product sales of $3.6 million for the nine months ended September 30, 2012. The decrease in gross profit from product sales was primarily due to lower product sales by our Japanese subsidiary offset by $1.0 million of gross profit from product sales from acquisitions in 2013.

Selling, general and administrative expenses

Selling, general and administrative expenses relate primarily to expenses for general management, sales and marketing, and finance, professional fees and general operating expenses.

Three months: Selling, general and administrative expenses increased by $1.3 million, or 23.4%, to $6.7 million for the three months ended September 30, 2013 from $5.4 million for the three months ended September 30, 2012. The increase was primarily due to $0.6 million from acquisitions in 2013, a $0.1 million increase in professional service fees for audit, legal and public company expenses due to our acquisitions last year, a $0.1 million increase in facility costs and a $0.1 million increase in advertising and marketing and travel expenses.

Nine months: Selling, general and administrative expenses increased by $3.4 million, or 20.7% to $19.7 million for the nine months ended September 30, 2013 from $16.3 million for the nine months ended September 30, 2012. The increase was primarily due to $0.9 million from acquisitions in 2013. an increase in employee costs of $0.7 million, resulting primarily from an increase in stock-based compensation of $0.4 million primarily due to timing of grants, a $0.6 million increase in facility costs that includes a $0.1 million in lease termination costs related to consolidation of locations into our new corporate facility in 2013 and a $0.1 million increase in facility costs, a $0.7 million increase in professional service fees for audit, legal and public company expenses due to our acquisitions last year and a $0.4 million increase in advertising and marketing and travel expenses.

Product development expenses

Product development expenses consist primarily of the expenses associated with our engineering team, along with the cost of third parties that are contracted to support our current applications.

Product development expenses for the three months ended September 30, 2013 and September 30, 2012 were $0.7 million and $0.6 million, respectively.

Product development expenses for the nine months ended September 30, 2013 and September 30, 2012 were $2.0 million and $1.8 million, respectively.

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

Three months: For the three months ended September 30, 2013 and September 30, 2012 other income was less than $0.1 million.

Nine months: For the nine months ended September 30, 2013 other income was $0.4 million compared to $1.2 million for the nine ended September 30, 2012. The decrease in other income was primarily due to a $1.1 million gain on extinguishment of debt in connection with Satcom’s note holders in 2012, offset by a working capital adjustment in 2013 of $0.1 million for amounts owed to us by PAR and a resolution of a claim in 2013 and a $0.3 million claim made by us against PAR under the escrow agreement relating to the acquisition of LMS which exceeded the one-year measurement period.

Income before income taxes

Three months: We have income before income taxes of $1.3 million for the three months ended September 30, 2013, compared to income before income taxes of $2.6 million for the three months ended September 30, 2012.

Nine months: We have income before income taxes of $4.5 million for the nine months ended September 30, 2013, compared to income before income taxes of $7.8 million for the nine months ended September 30, 2012.

Provision for income taxes

For the three months ended September 30, 2013, we recorded income taxes of $0.3 million, which included foreign income tax of $0.2 million from income generated by our subsidiary ORBCOMM Japan operating in Japan and $0.1 million from the amortization of tax goodwill generated from our acquisitions.

For the three months ended September 30, 2012, we recorded income taxes of $0.3 million, which was primarily due to a foreign income tax expense of $0.2 million from income generated by ORBCOMM Japan and $0.1 million from the amortization of tax goodwill generated from our acquisitions.

For the nine months ended September 30, 2013, we recorded income taxes of $0.6 million, which included foreign income tax of $0.4 million from income generated by our subsidiary ORBCOMM Japan and $0.2 million from the amortization of tax goodwill generated from our acquisitions.

For the nine months ended September 30, 2012, we recorded income taxes of $1.1 million, which was primarily due to a foreign income tax expense of $0.9 million from income generated by ORBCOMM Japan and $0.2 million from the amortization of tax goodwill generated from our acquisitions.

As of September 30, 2013 and September 30, 2012, we maintained a valuation allowance against all of our net deferred tax assets, excluding goodwill, attributable to operations in the United States and all foreign jurisdictions, except for Japan, as the realization of such assets was not considered more likely than not.

Net income

Three months: We have net income of $1.0 million for the three months ended September 30, 2013 compared to net income of $2.3 million for the three months ended September 30, 2012.

Nine months: We have net income of $3.9 million for the nine months ended September 30, 2013 compared to net income of $6.8 million for the nine months ended September 30, 2012.

Noncontrolling interests

Noncontrolling interests relate to earnings and losses attributable to noncontrolling shareholders.

Net income attributable to ORBCOMM Inc.

Three months: We have net income attributable to our company of $1.0 million for the three months ended September 30, 2013 compared to a net income of $2.3 million for the three months ended September 30, 2012.

Nine months: We have net income attributable to our company of $3.8 million for the nine months ended September 30, 2013 compared to a net income of $6.6 million for the nine months ended September 30, 2012.

For the three and nine months ended September 30, 2013 and 2012, the net income attributable to our common stockholders includes dividends of less than $0.1 million paid in shares of the Series A convertible preferred stock issued in connection with the acquisition of StarTrak.

Liquidity and Capital Resources

Overview

Our liquidity requirements arise from our working capital needs and to fund capital expenditures to support our current operations, and facilitate growth and expansion. We have financed our operations and expansion mostly from sales of our common stock through public offerings and private placements of debt, convertible preferred stock, common stock and most recently net income. At September 30, 2013, we have an accumulated deficit of $64.2 million. Our primary source of liquidity consisted of cash, cash equivalents and restricted cash totaling $79.7 million, which we believe will be sufficient to provide working capital and capital expenditures for the next twelve months.

Operating activities

Cash provided by our operating activities for the nine months ended September 30, 2013 was $5.5 million resulting from net income of $3.9 million, supplemented by non-cash items including $4.2 million for depreciation and amortization and $1.9 million for stock-based compensation. Working capital activities primarily consisted of a net uses of cash of $1.7 million for an increase in accounts receivable primarily due to the increase in revenues, $2.6 million from a decrease in accounts payable and accrued expenses primarily related to timing for payments for professional fees, $0.9 million from a decrease in deferred revenue primarily related to recognizing prepaid product revenues on the acquisition date of GlobalTrak into revenues upon customer acceptance.

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

Investing activities

Cash used in our investing activities for the nine months ended September 30, 2013 was $3.3 million, resulting primarily from capital expenditures of $26.0 million, purchases of marketable securities of $51.4 million and $3.2 million and $1.9 million in consideration paid to acquire MobileNet and GlobalTrak, respectively, offset by proceeds received from the maturities of marketable securities totaling $79.2 million.

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

Financing activities

Cash provided by our financing activities for the nine months ended September 30, 2013 was $40.9 million, resulting primarily from proceeds received from the issuance of $45 million Senior Notes, $0.8 million from proceeds received from the exercise of stock options, offset by payments for debt issuance costs of $1.3 million in connection with the Senior Notes and a $3.4 million principal repayment of the 6% secured promissory note issued in connection with the acquisition of StarTrak.

Cash used in our financing activities for the nine months ended September 30, 2012 was $1.0 million, resulting from ORBCOMM’S purchase of noncontrolling ownership interests in Satcom of $0.2 million, Satcom’s repayment of $0.3 million in notes payable and $0.6 million in principal payments of capital leases and a note payable.

Future Liquidity and Capital Resource Requirements

We expect cash flows from operating activities, along with our existing cash, cash equivalents, restricted cash and marketable securities will be sufficient to provide working capital and to fund our interest payments on the $45 million Senior Notes and capital expenditures, which primarily includes milestone payments under the procurement agreements for the next-generation satellites for the next twelve months. For the remainder of 2013, we expect to incur approximately $10.6 million of capital expenditures primarily for our next-generation satellites.

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

Debt Covenants

As of September 30, 2013, we were in compliance with our covenants of the $45 million Senior Notes.

Contractual Obligations

There have been no material changes in our contractual obligations as of September 30, 2013, as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, except for the annual interest payments of $4.2 million and the principal balance due in January 2018 of the Senior Notes discussed above.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

There has been no material changes in our assessment of our sensitivity to market risk as of September 30, 2013, as previously disclosed in Part II, Item 7A “Quantitative and Qualitative Disclosures about Market Risks” in our Annual Report on Form 10-K for the year ended December 31, 2012.

Concentration of credit risk

The following table presents customers with revenues greater than 10% of our consolidated total revenues for the periods shown:

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2013	2012	2013	2012
Caterpillar Inc.	14.7%	17.9%	18.1%	18.5%
Komatsu Ltd.	11.8%	12.3%	12.0%	12.0%
Hitachi Construction Machinery Co., Ltd.	*	*	*	10.0%

*	Balance is less than 10% of consolidated total revenues.

Item 4. Disclosure Controls and Procedures

Evaluation of the Company’s disclosure controls and procedures.

The Company’s management evaluated, with the participation of the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2013. Based on their evaluation, the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2013.

Changes in Internal Control over Financial Reporting.

We reviewed our internal control over financial reporting at September 30, 2013. As a result of the acquisitions, we have begun to integrate certain business processes and systems of MobileNet and GlobalTrak. Accordingly, certain changes have been made and will continue to be made to our internal controls over financial reporting until such time as this integration is complete. In reliance on interpretive guidance issued by the SEC staff, management has chosen to exclude disclosure of changes in internal control over financial related to MobileNet and GlobalTrak.

There have been no other changes in our internal control over financial reporting identified in an evaluation thereof that occurred during the third quarter of 2013 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Except as discussed under “Overview” in Part 1, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” there have been no material changes in the risk factors as of September 30, 2013, as previously disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2013, holders of Series A convertible preferred stock converted 37,017 shares into 61,673 shares of our common stock.

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

ORBCOMM Inc. (Registrant)

Date: November 7, 2013	/s/ Marc J. Eisenberg
Marc J. Eisenberg,
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2013	/s/ Robert G. Costantini
Robert G. Costantini,
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: November 7, 2013	/s/ Constantine Milcos
Constantine Milcos
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

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