Form 10-K
period 2013-12-31
ORBCOMM Inc.
filed 2014-03-17
CIK 1361983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

                                 (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (based on the closing price reported on the Nasdaq Global Market on June 30, 2013) was $176,845,125.

Shares held by all executive officers and directors of the registrant have been excluded from the foregoing calculation because such persons may be deemed to be affiliates of the registrant.

The number of shares of the registrant’s common stock outstanding as of March 5, 2014 was 54,699,350.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2014 Annual Meeting of Stockholders to be held on April 23, 2014, are incorporated by reference in Part III of this Form 10-K.

Forward- Looking Statements

Certain statements discussed in Part I, Item 1. “Business”, Part I, Item 3. “Legal Proceedings”, Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally relate to our plans, objectives and expectations for future events and include statements about our expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. Such forward-looking statements, including those concerning the Company’s expectations, are subject to known and unknown risks and uncertainties, which could cause actual results to differ materially from the results, projected, expected or implied by the forward-looking statements, some of which are beyond the Company’s control, that may cause the Company’s actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include but are not limited to: ongoing global economic instability and uncertainty; substantial losses we have incurred and may continue to incur; demand for and market acceptance of our products and services and the applications developed by our resellers; we may need additional capital to pursue our growth strategy; loss or decline or slowdown in the growth in business from our key customers, such as Caterpillar Inc., (“Caterpillar”), Komatsu Ltd., (“Komatsu”), Hitachi Construction Machinery Co., Ltd., (“Hitachi”), and other value-added resellers or VARs and international value-added resellers or IVARs; loss or decline or slowdown in growth in business of any of the specific industry sectors the Company serves, such as transportation, heavy equipment, fixed assets and maritime; dependence on a few significant customers; the inability to effect suitable investments, alliances and acquisitions; our acquisitions may expose us to additional risks; litigation proceedings; technological changes, pricing pressures and other competitive factors; the inability of our international resellers and licensees to develop markets outside the United States; the inability to obtain or maintain the necessary regulatory approvals or licenses for particular countries to operate our satellites and provide our services; market acceptance and success of our Automatic Identification System (“AIS”) business; satellite launch and construction delays and cost overruns of our next-generation satellites and launch vehicles; in-orbit satellite failures or reduced performance of our existing satellites; significant liabilities created by products we sell; the $45 million 9.5% Senior Notes that we issued on January 4, 2013 could restrict our business activities or our ability to execute our strategic objectives or adversely affect our financial performance; the failure of our system or reductions in levels of service due to technological malfunctions or deficiencies or other events; our inability to replenish or expand our satellite constellation; inability to operate due to changes or restrictions in the political, legal regulatory, government administrative and economic conditions and developments in the United States and other countries and territories in which we provide our services; and changes in our business strategy. In addition, specific consideration should be given to various factors described in Part I, Item 1A. “Risk Factors” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and elsewhere in this Annual Report on Form 10-K. The Company undertakes no obligation to publicly revise any forward-looking statements or cautionary factors, except as required by law.

PART I

Item 1.    Business

We are a global provider of machine-to-machine (“M2M”) communication solutions, including network connectivity, devices and web reporting applications. These solutions enable optimal business efficiencies, increased asset efficiency, utilization, and substantially reduce asset write-offs helping industry leaders realize benefits on a world-wide basis. Our M2M products and services are designed to track, monitor and enhance security for a variety of assets, such as trailers, trucks, rail cars, intermodal containers, generators, fluid tanks, marine vessels, oil and gas wells, pipeline monitoring equipment, irrigation control systems, and utility meters, in the transportation & distribution, heavy equipment, oil & gas, maritime and government industries. Additionally, we provide Automatic Identification System (AIS) data services for vessel tracking and to improve maritime safety to government and commercial customers worldwide. We provide these services using multiple network platforms, including our own constellation of 25 low-Earth orbit satellites, two AIS microsatellites and accompanying ground infrastructure, and also provide complementary satellite services through reseller agreements with mobile satellite providers Inmarsat and Globalstar, as well as offer terrestrial-based cellular communication services provided by major cellular (Tier One) wireless carriers. Our satellite-based system uses small, low power, fixed or mobile satellite subscriber communicators for connectivity, and cellular wireless subscriber identity modules, (“SIMS”), are connected to the cellular wireless providers’ networks, with data gathered over these systems capable of being connected to other public or private networks, including the Internet. We are dedicated to providing the most versatile, leading-edge M2M solutions that enable our customers to maximize operational efficiency, increase asset utilization and achieve significant return on investment.

Customers benefiting from our network, products and solutions include original equipment manufacturers, or OEMs; such as Caterpillar, Komatsu, Doosan Infracore America, Hitachi, Hyundai Heavy Industries, The Manitowoc Company and Volvo Construction Equipment; vertical market technology integrators known as VARs and IVARs, such as I.D. Systems, Inc., inthinc Technology Solutions Inc., and American Innovations, Ltd.; leading refrigeration unit manufacturers such as Carrier and Thermo King, and well-known brands such as Tropicana, Maersk Line, Prime Inc., C.R. England, FFE Transport, Inc., Target, Chiquita, Ryder, J.B. Hunt, Hapag-Lloyd, Golden State Foods, Martin-Brower and Canadian National Railways.

Recent Developments

Completed Acquisitions

MobileNet, Inc.

On April 1, 2013, we completed the acquisition of substantially all of the assets of MobileNet, Inc. (“MobileNet”). The acquisition of MobileNet enables us to offer MobileNet’s complete fleet management solution directly to original equipment manufacturers, dealers and fleet owners. For example, we announced in September 2013 that Doosan Infracore Co. Ltd. (“Doosan”) has selected us to deliver an end-to-end telematics solution tailored for Doosan as well as their customers and dealers for global deployment. Doosan will use our telematics solution to track and monitor their global fleet of construction equipment. Our comprehensive solution will provide global satellite data service combined with cellular connectivity through our wireless partners, including AT&T and Vodafone, along with state-of-the-art hardware and a robust web-based analytics platform for asset management.

The consideration we paid at closing consisted of $3.2 million in cash, which included a final working capital adjustment specified in the acquisition agreement, and the issuance of 329,344 shares of our common stock (valued at $4.96 per share, which reflected our closing price of common stock on April 1, 2013), of which 164,672 shares of common stock were placed into an escrow account for up to 15 months from closing to fund any indemnification obligations of MobileNet to us, primarily for breaches of representations and warranties made by MobileNet.

In addition to the consideration paid at closing, the acquisition agreement provides for contingent consideration payable by us to MobileNet if service revenues attributable to the MobileNet business for either of the two one year earn-out periods, May 1, 2013 through April 30, 2014 and May 1, 2014 through April 30, 2015, are in excess of the specified baseline amount. In that event, we have agreed to pay to MobileNet an amount equal to (i) 50% of the first $2.0 million of such excess amount for the applicable earn-out period and (ii) 35% of any amount of such excess amount for the applicable earn-out period which is greater than $2.0 million. Up to 50% of any potential earn-out amounts can be paid in common stock at our option. Any shares of common stock to be issued will be based on the 20-day average closing price of the common stock prior to the last trading day of the earn-out period.

GlobalTrak

On April 3, 2013, we completed the acquisition of substantially all of the assets of GlobalTrak, a division of System Planning Corporation (“SPC”). The acquisition of GlobalTrak gives us access to a customer base that includes military, international, government and commercial customers as well as expanded reach in growing regions, such as the Middle East, Asia and South America.

The consideration paid to acquire GlobalTrak was $2.9 million in cash, which included a final working capital adjustment, of which $500,000 was deposited in to an escrow account with a third party escrow agent to fund any indemnification obligation of SPC to us, primarily for breaches of representations and warranties made by SPC. In October 2013, we notified the escrow agent to release $250,000 from escrow and distribute the amount to SPC.

SENS Asset Tracking Operation

On October 1, 2013, we completed the acquisition of the Sensor Enabled Notification System (“SENS”) business of Comtech Mobile Datacom Corporation, which includes satellite hardware, network technology and web platforms, for cash consideration of $2.0 million. SENS is a market leader in providing one-way satellite products and services to more than 20,000 subscriber assets worldwide.

SENS provides secure tracking and messaging products and services to the government, defense, transportation, logistics, and oil & gas industries, all of which are key vertical markets for us. The SENS system, which consists of satellite-based tracking devices, a network hub and an Internet-based back-office platform, enables customers to retrieve and view critical data from the field via the Globalstar one-way satellite network.

This acquisition supports our multi-network operator strategy and strengthens our position as the leading provider of satellite and cellular communications for the M2M industry. In addition, this acquisition complements our recently acquired GlobalTrak business, which uses Comtech’s SENS technology for its military container tracking applications in Pakistan and Afghanistan and its fuel monitoring program in support of the Defense Logistics Agency, as well as other global deployments.

We are integrating the SENS operations with our operations and will continue to support existing SENS customers, while marketing SENS products and services through our global distribution channels.

Strategic Alliance with Inmarsat

On November 4, 2013, we announced our strategic alliance with Inmarsat, a leading provider of global mobile satellite communications services, to collaborate on joint product development and distribution to address the needs of the rapidly growing satellite M2M market. We will work together with Inmarsat to create a standard satellite platform and develop cost-effective hardware and flexible service pricing models for the global M2M industry.

We are in the process of building a series of interchangeable modems that work with our Orbcomm Generation 2 satellites (OG2) VHF network or Inmarsat’s L-band network. These modems are expected to have the same footprint, connectors, power input, and programming environment to allow for easy exchange of modems for the different networks. Manufacturers and partners will be able to drop in the appropriate modem that corresponds with either with our or Inmarsat network’s based on geography, message size and delivery speed for ease of use and flexibility. In addition, users will be able to take advantage of our relationships with Tier One cellular providers for dual-mode cellular and satellite service with either satellite network. We will also offer our unique Multi-Network Access Point Platform (MAPP™), which seamlessly translates and integrates the communications from its diverse network service partners into a uniform set of commands and information. This will facilitate a uniform platform for provisioning, billing and multi-mode access for M2M applications, supported by Inmarsat’s M2M Access Platform, enabling access to network and terminal management tools for wholesale integration with us.

These versatile offerings are expected to be available in our end-to-end solutions businesses in the heavy equipment, fixed asset and transportation industries, as well as through our VAR and OEM channels. We will be leveraging off Inmarsat’s IsatData Pro (“IDP”), a satellite packet data service offering the highest payload and lowest latency in the market, and BGANM2M, a 3G service offering real-time IP data up to 512 kbps on a single global SIM—the only service of its kind in the satellite M2M space. We and Inmarsat expect to distribute these solutions globally through their extensive commercial and government distribution networks. Given the complementary strengths in coverage, response time, antenna size, and message size, we believe that the quality of service and geographic footprint of the offering will be unmatched.

We will also work with Inmarsat to find potential synergies in multiple areas, which could include leveraging technologies, capital expenditures, product development, satellite operations, and ground infrastructure support for future satellite deployments. Today, we operate a constellation of low Earth orbit (“LEO”) satellites, and Inmarsat operates a constellation of geostationary satellites.

Agreement with Hub Group, Inc.

We recently announced our multi-year agreement with Hub Group, Inc. (“Hub Group”) to deploy our GT 2300 intermodal container tracking and monitoring platform. According to Berg Insight’s May 2013 Container Tracking and Security Report this agreement reinforces our position as a leader in intermodal container tracking solutions featuring GPRS or satellite communication.

A leading provider of comprehensive intermodal, truck brokerage and logistics services throughout North America, Hub Group selected us from among several providers to develop this telematics solution. Hub Group will integrate our GT 2300 solution to more accurately identify loading and unloading events, which should reduce container idle time and increase customer satisfaction. Hub Group anticipates our GT 2300 platform will improve the information flow across the multiple touch points between its intermodal/drayage and back-office operations, providing customers with greater visibility to their loads. In addition, we believe this solution further differentiates Hub Group in the market by improving the timeliness of pick-up and delivery information, which is expected to lead to improved equipment utilization.

Our GT 2300 is the first device of its kind to use customizable reporting profiles to optimize critical data delivery and power management for extended battery life. This unique device is also designed to fit internally within the container corrugations to avoid damage during cargo loading, unloading and movement. Our powerful systems solution combines position, load stage, door events and cargo status to provide efficient delivery of vital asset information where and when customers need it.

Secondary offering

On January 17, 2014, we completed a public offering of 6,325,000 shares of common stock including 825,000 shares sold upon full exercise of the underwriters’ over-allotment option at price of $6.15 per share. We received net proceeds of approximately $36.7 million after deducting underwriters’ discounts and commissions and offering costs.

Our Business Strengths and Competitive Advantage

We believe that our approach to M2M data communications and services is unique in our industry and will enable us to achieve significant growth. We believe that our high-value combination of global network services along with our state-of-the-art devices and robust web applications is the M2M industry’s most comprehensive service offering and positions ORBCOMM as a leader and innovator in the emerging M2M, telematics and global supply chain management businesses. We believe no other satellite or terrestrial network currently in operation offers users global two-way wireless narrowband data communications using a single global technology standard anywhere in the world at costs comparable to ours and also provides a parallel terrestrial network for data intensive applications. As a global M2M solutions provider, ORBCOMM has a number of competitive advantages that enable our success in delivering advanced end-to-end solutions to our key vertical markets worldwide, including the following:

•

Established global network services and proven technology.    ORBCOMM is a single source provider of cost-effective global satellite and cellular network services. We offer an ideal combination of broad terrestrial bandwidth and ubiquitous satellite coverage throughout the world. We believe our global networks and technology enable us to offer superior products and services to the end-users of our communications systems in terms of comprehensive coverage, reliability, versatility, and compatibility. Through our own LEO satellite network and accompanying ground infrastructure, our global satellite network provides worldwide coverage, including in international waters, allowing end-users to access our communications system in areas outside the coverage of terrestrial networks, such as cellular, paging, and other wireless networks. Our proven technology offers full two-way M2M data communication (with acknowledgement of message receipt) with minimal line-of-sight limitations and no performance issues caused by adverse weather conditions, which distinguishes us from other satellite communications systems. Our satellite system uses a single global technology standard and eliminates the need for multiple network agreements and versions of hardware and software. As part of our core network services business, ORBCOMM collaborates with Tier One cellular partners to provide connectivity service for devices in fixed locations or travelling exclusively within cellular coverage areas. Moreover, we offer dual-mode coverage by blending satellite and cellular bandwidth for optimal connectivity and least cost routing. Recently, we have entered into a strategic relationship with Inmarsat to begin offering satellite services using Inmarsat’s L-band satellites expanding our service offering. We believe we offer the most comprehensive portfolio of network services in the global M2M industry.

•

Low cost structure.    We believe we have a significant cost advantage over any new LEO satellite system competitor with respect to our current satellite constellation because we acquired the majority of our current network assets from ORBCOMM Global L.P. (the “Predecessor Company”) and its subsidiaries out of bankruptcy for a fraction of their original cost. Our expected $200 million investment to launch our next generation ORBCOMM Generation 2, or OG2, satellite constellation is substantially less than other LEO satellite operators are spending to expand and replenish their satellite constellation. The OG2 constellation is expected to begin launching in the second quarter of 2014. In addition, because our LEO satellites are relatively small and deployed into low-Earth orbit, the replenishment of the constellation is less expensive and easier to launch and maintain than larger LEO satellites and large geostationary satellites. We believe that we have less complex and less costly ground infrastructure and subscriber communication equipment than other satellite communications providers. Our low cost satellite system architecture enables us to provide global two-way wireless narrowband data communication services to end-users at prices that we believe are the lowest in the industry for global connectivity.

•

Sole commercial satellite operator licensed in the VHF spectrum.    We are the sole commercial satellite operator licensed to operate in the 137-150 MHz VHF spectrum by the U.S. Federal Communications Commission or, to our knowledge, any other national spectrum or radio-telecommunications regulatory agency in the world. The spectrum that we use was allocated globally by the International Telecommunication Union, or ITU, for use by satellite fleets such as ours to provide mobile data communications service. We are currently authorized, either directly or indirectly, to provide services via our satellite constellation in over 120 countries and territories in North America, Europe, South America, Asia, Africa, and Australia. VHF spectrum has inherent advantages for M2M data communications over systems using shorter wavelength signals. The VHF signals used to communicate between our satellites and subscriber communicators are not affected by weather and are less dependent on line-of-sight access to our satellites than other satellite communications systems. In addition, our longer wavelength signals enable our satellites to communicate reliably over longer distances at lower power levels. Higher power requirements of commercial satellite systems in other spectrum bands are a significant factor in their higher cost and technical complexity.

•

Significant market lead over new satellite-based competitors.    We believe that we have a significant market lead in providing M2M data communications services that meet the coverage and cost requirements in the rapidly developing asset management and supply chain markets. The process required to establish a new competing satellite-based VHF system includes obtaining regulatory permits to launch and operate satellites as well as the designing, development, construction and launching of the communications system. We believe that a minimum of five years and significant investments in time and resources would be required for another satellite-based M2M data communications service provider to develop the capability to offer comparable VHF services. Additionally, our VARs and IVARs have made significant investments in developing ORBCOMM-based applications, which also often require substantial lead time to develop.

•

Key distribution and OEM customer relationships.    Our strategic relationships with key distributors and original equipment manufacturers, or OEMs, have enabled us to streamline our sales and distribution channels for network services and shift much of the risk and cost of developing and marketing applications to the OEMs and value-added resellers. We have established strategic relationships with major OEMs, such as Caterpillar, Hitachi Komatsu, Volvo Construction Equipment and Doosan, as well as key value-added resellers, such as I.D. Systems and inthinc Technology Solutions Inc., a global provider of telematics, fleet management and driver safety solutions. We believe our relationships with these OEMs and distributors allows us to work closely with them at all stages of application development, from planning and design through implementation of our M2M data communications services, and to benefit from their industry-specific expertise. By fostering these relationships with distributors and OEMs, we believe that once we have become so integrated into our customer’s planning, development, and implementation process, and their equipment, we anticipate it will be more difficult to displace us or our communication services. In addition, the fixed and mobile assets which are tracked, monitored, controlled, and communicated with by these customers generally have long useful lives and the cost of replacing our communications equipment with an alternative service provider’s equipment could be prohibitive for a large number of assets.

•

Reliable, low-cost devices.    ORBCOMM has a state-of-the-art product line of M2M asset tracking and monitoring devices ranging from OEM components and modems to packaged all-in-one products and complete turn-key solutions. Our comprehensive product portfolio is a blend of technology from our acquisitions of the StarTrak, PAR LMS, GlobalTrak, MobileNet and SENS businesses as well as internally developed ORBCOMM solutions. These new cost-effective products are key to our expansion into new vertical markets and market segments, including transportation and logistics, heavy equipment, oil and gas, and government, and enable our customers to reduce time-to-market and development costs for deploying their M2M solutions that utilize ORBCOMM’s global networks. ORBCOMM’s leading-edge devices can also be paired with powerful web analytics platforms, which provide near-real-time knowledge and notifications of the assets’ status and location, empowering fleet owners and leasors with command and control of their global assets. Our subsidiaries rely on contract manufacturers to produce subscriber communicators and there are currently two independent third party manufacturers that offer devices for our network. The cost of communications components necessary for our subscriber communicators to operate in the VHF band is relatively low as they are based on readily available FM radio components. Dual-mode devices are being built that combine other communication technologies with satellite technology and will be offered to the market at what we believe will be competitive prices.

•

End-to-end solutions provider.    We provide customers with complete end-to-end solutions focused to proactively monitor, manage and remotely control a variety of remote unpowered and powered assets, such as refrigerated and dry transport assets, using cellular and satellite wireless technology. These solutions enable optimal business efficiencies, increased asset utilization, and substantially reduce asset write-offs and manual yard counts of chassis, refrigeration units, containers and generators (“gensets”). The information provided from these solutions helps industry leaders realize better fleet efficiency and utilization while reducing risk by adding safety monitoring of perishable cargo, including refrigerated and frozen food. In addition to relationships with leading refrigeration unit manufacturers such as Carrier and Thermo King, the customer base includes well-known brands such as Tropicana, Maersk Line, Prime Inc., C.R. England, FFE Transport, Inc., Target, Chiquita, Ryder, J.B. Hunt, Hapag-Lloyd, Golden State Foods, Martin-Brower and Canadian National Railways. These solutions can also be used by ORBCOMM to create a global technology platform to transfer capabilities across new and existing vertical markets and deliver complementary products to our channel partners and resellers worldwide. We believe the comprehensive solutions will help drive new subscribers to our global communications networks. We also expect to leverage these capabilities with other resellers to continue to drive down development cycle time and enhance the end user experience, and build on benefits upon the launch of our new OG2 satellite constellation as well as through partnerships with Tier One cellular providers.

•

Comprehensive AIS service.    The two AIS microsatellites we lease allows us to provide what we believe is the most comprehensive global AIS data service to government and commercial customers to track over 100,000 ocean-going vessels worldwide. AIS is a shipboard broadcast system that transmits a vessel’s identification and position to aid navigation and improve maritime safety. Terrestrial-based AIS receivers provide only limited visibility of ships close to shore and are not able to provide global visibility of ship traffic with open ocean coverage. Using our satellite communications system, customers have access to AIS data well beyond coastal regions in a cost effective and timely fashion. We work with system integrators and maritime information service providers providing value-added services to facilitate the sales and distribution of AIS data. We will continue to work to address and expand the various market sectors that could benefit from access to AIS data, such as suppliers to the shipping sector, like traders, brokers, insurance companies and support services. An additional potential benefit of AIS is the ability to combine AIS data with asset tracking and monitoring solutions. We believe this creates the potential to provide complete end-to-end visibility of the shipment of goods throughout the global supply chain from an integrated information solution. This solution, once fully integrated into transportation management systems, has the potential to track and monitor individual shipping containers through the intermodal transportation system from origination to destination as it is transported on truck, rail and ship.

Our Strategy

•

Entering into Additional High Volume Vertical Markets.    Our strategy is to leverage the additional capacity and enhanced feature set of new services offered through our planned next generation OG2 satellite constellation and strategic relationships with other network carriers for dual-mode services, by entering into additional high-volume vertical markets through a build, partner or buy approach.

•

Designing and building leading-edge M2M applications.    Multiple new hardware technologies are in the process of design, testing and deployment, including several new products designed to operate with our planned OG2 satellite constellation, such as two new OG2 modems, as well as finished products to market directly into the transportation industry. For example, the ORBCOMM GT 1100, a new product designed to track and monitor cargo assets, is a self-contained device with solar panels and rechargeable batteries needing only sunlight to operate and can be fielded without access to external power for multiple years. The ORBCOMM GT 1100 won the M2M product of the year award at the 2013 CTIA show. ORBCOMM partners with over 100 resellers who create innovative products and services and are experts in their vertical markets. We are working to enhance these relationships to expand their service to use OG2 technologies as well as adding new resellers into select underserved vertical markets. We intend to continue the development and deployment of end-to-end solutions for existing and new vertical markets, further building upon our current foundation of innovation and M2M specialization either through continued acquisitions to accelerate ORBCOMM’s growth strategy of expanding our end-to-end solutions portfolio into key vertical markets and geographic regions or by building our own new applications.

•

We offer multiple networks.    We also continue to look to augment our services with complementary technologies, including relationships with major cellular and satellite providers, such as AT&T, Vodafone and Inmarsat, allowing our customers to utilize integrated solutions. For some applications, it is necessary to combine the strengths of multiple networks to offer the ideal solution and give the end user the desired return on investment. As a leader in M2M communications, ORBCOMM is focused on offering the best product for each individual application.

•

Expand our international markets.    Our international growth strategy is to open new markets outside the United States by obtaining regulatory authorizations and developing markets for our M2M data communications services to be sold in regions where the market opportunity for our OEM customers and resellers is greatest. We are currently authorized to provide services via our satellite constellation in over 120 countries and territories in North America, Europe, South America, Asia, Africa, and Australia, directly or indirectly through our multiple international licensees and country representatives. We are currently working with IVARs who, generally, subject to certain regulatory restrictions, have the right to market and sell their applications anywhere our communications services are offered. We seek to enter into agreements with strong distributors in each region. Our regional distributors, which include subsidiary companies, country representatives and international licensees, obtain the necessary regulatory authorizations and develop local markets directly or by recruiting local VARs. In some international markets where distribution channels are in the early stages of development, we seek to bring together VARs who have developed well-tested applications with local distributors to create localized solutions and accelerate the adoption of our M2M data communications services. In addition, we have made efforts to strengthen the financial positions of certain of our regional distributors, including several who were former licensees of the Predecessor Company, through restructuring transactions thereby increasing the likelihood of success in providing service in those regions. We believe that by strengthening the financial condition of, and our operating control over, these established regional distributors, they will be better positioned to promote and distribute our products and services and enable us to achieve our market potential in the relevant regions.

•

Further reduce subscriber communicator costs and improve functionality of communicators.    We are working to further reduce the cost of our subscriber communicators, as well as to develop technological advances, including further reductions in size, improvements in power management efficiency, increased reliability, and enhanced capabilities to capitalize on our investment in our planned next generation OG2 satellites. We have also developed our own comprehensive portfolio of M2M devices ranging from OEM components and modems to packaged all-in-one products and complete turn-key solutions that are cost-effective, power-efficient and durable and targeted for a broad range of asset tracking and monitoring applications for our key vertical markets. Our ability to offer our customers less expensive subscriber communicators that are smaller, more efficient and more reliable is key to our ability to provide a complete low cost solution to our customers and end-users. Additionally, we are working with our suppliers to develop dual-mode devices that integrate both a satellite and terrestrial communication component into a single device.

•

Reduce network latency.    We expect to reduce the time lags in delivering messages and data, or network latency, in most regions of the world following the planned 2014 launch of Mission 1 of our next generation OG2 satellites. We believe this will improve the quality and coverage of our system and enable us to increase our customer base.

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

•

Expand AIS services.    The two AIS microsatellites we lease have been providing full commercial AIS data service since December 2011 and February 2012. In addition, all of our 17 next-generation OG2 satellites currently under construction will have AIS capability. AIS is a shipboard broadcast system that transmits a vessel’s identification and position to aid navigation and improve maritime safety. Current terrestrial-based AIS systems provide only limited shore coverage and are not able to provide global open ocean coverage. Using our satellite communications system, customers have access to AIS data with coverage over open oceans well beyond coastal regions in a cost effective and timely fashion. Further, we intend to continue working with system integrators and maritime information service providers for value-added service and to facilitate the sales and distribution of AIS data. We will continue to work with additional candidates to address the various market sectors for AIS data.

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

•

Provide solutions and reduce time-to-market with technology investments.    We invest in products and services to provide customers with complete end-to-end solutions to proactively monitor, manage and remotely control their refrigerated and other transport assets. We intend to market the services through direct and indirect sales channels as well as leverage our international distribution channels to introduce these solutions to markets outside of North America, greatly expanding the addressable market reach. We will continue to invest in our products and services through a mix of organic growth and acquisitions to further our competitive position in asset management solutions. We will also leverage our relationships, scale and purchasing volumes to improve manufacturing efficiencies and reduce costs. We seek to use these solutions and subsequent investments in solutions and communications technology, such as the MobileNet, GlobalTrak and SENS acquisitions, to create global technologies that can be transferred across new and existing vertical markets and deliver complementary services and products to our channel partners and resellers worldwide to add new subscribers to our global communications network.

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

There are three main components in any M2M data communications system:

1.	Fixed or mobile assets. Intelligent or trackable assets include devices and sensors that collect, measure, record or otherwise gather data about themselves or their environment to be used, analyzed or otherwise disseminated to other machines, applications or human operators and come in many forms, including devices and sensors that:

•	Report the location, speed and fuel economy data from trucks and locomotives;

•	Monitor the location, condition and environmental factors of trailers, railcars and marine shipping containers;

•	Report operating data and usage for heavy equipment;

•	Monitor fishing vessels to enforce government regulations regarding geographic and seasonal restrictions;

•	Report energy consumption from a utility meter;

•	Monitor corrosion in a pipeline;

•	Monitor levels in liquid, gas and materials storage tanks;

•	Measure water delivery in agricultural pipelines; and

•	Monitor environmental conditions in agricultural facilities.

2.	Communications network. The communications network enables a connection to take place between the fixed or mobile asset and the back-office systems and users of that asset’s data. The proliferation of terrestrial and satellite-based wireless networks has enabled the creation of a variety of M2M data communications applications. Networks that are being used to deliver M2M data include terrestrial communications networks, such as cellular, radio paging and WiFi networks, and satellite communications networks, utilizing low-Earth-orbit or geosynchronous satellites.

3.	Back-office application or user. Data collected from a remote asset is used in a variety of ways with applications that allow the end-user to track, monitor, control and communicate with these assets with a greater degree of control and with much less time and expense than would be required to do so manually.

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

Fixed asset monitoring

Companies with widely dispersed fixed assets require a means of collecting data from remote assets to monitor productivity, manage inventory, increase security, minimize downtime and realize other operational benefits, as well as managing and controlling the functions of such assets, for example, the remote operation of valves and electrical switches. M2M data communications systems can provide industrial companies with applications for automated meter reading, oil and gas storage tank monitoring, pipeline monitoring and environmental monitoring, which can reduce operating costs for these companies, including labor costs, fuel costs, and the expense of on-site monitoring and maintenance.

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

Customers

We market and sell our products and services directly to OEM and government customers and end-users and indirectly through VARs, IVARs, international licensees and country representatives. In 2013, Komatsu, Caterpillar and Hitachi accounted for 12.1%, 17.3% and 6.5% of our revenues, respectively.

Revenues in Foreign Geographic Areas

Revenues in Japan represented approximately 8%, 15% and 16% of our consolidated revenues in 2013, 2012 and 2011, respectively. No other foreign geographic area accounted for more than 10% of our consolidated revenues.

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

International licensees and country representatives.    We generally market and distribute our services outside the United States and Canada primarily through international licensees and country representatives. We rely on these third parties to establish business in their respective territories, including obtaining and maintaining necessary regulatory and other approvals, as well as managing local VARs. In addition, we believe that our international licensees and country representatives, through their local expertise, are able to operate in these territories in a more efficient and cost-effective manner. We currently have agreements covering over 120 countries and territories through our multiple international licensees and country representatives. As we seek to expand internationally, we expect to continue to enter into agreements with additional international licensees and country representatives, particularly in Asia and Africa. International licensees and country representatives are generally required to make the system available in their designated regions to VARs and IVARs.

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

Country representatives are entities that obtain local regulatory approvals and establish local marketing channels to provide ORBCOMM services in their designated countries. As a U.S. company, we are not legally qualified to hold a license to operate as a telecommunications provider in some countries and our country representative program permits us to serve many international markets. In some cases, a country representative enters into agreements with us. In other cases, the country representative is an independent entity that pays us fees based on the amount of airtime usage on our system. Country representatives may distribute our services directly or through a distribution network made up of local VARs.

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

We have entered into or are negotiating new service license or country representative agreements with several international licensees and country representatives, respectively, including former licensees. Until new service license agreements are in place, we will operate in those regions where a licensee has not been contracted either pursuant to letters of intent entered into with such licensee or pursuant to the terms of the original agreements, as is currently the case in Morocco. There can be no assurance we will be successful in negotiating new service license or country representative agreements.

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

Geostationary satellite service providers

Geostationary satellite system operators can offer services that compete with ours. Certain pan-regional or global systems (operating in the L or S bands), such as Inmarsat plc, are designed and licensed for mobile high-speed data and voice services. However, the equipment cost and service fees for narrowband, or small packet, data communications with these systems is significantly more expensive than for our system. Some companies, such as the OmniTracs subsidiary of QUALCOMM Incorporated, which uses SES’s satellites (operating in C and Ku bands), have developed technologies to use their bandwidth for mobile applications. We believe that the equipment cost and service fees for narrowband data communications using these systems are also significantly higher than ours, and that these geostationary providers cannot offer global service with competitive communications devices and costs. In addition, these geostationary systems have other limitations, such as requiring a clear line of sight between the communicator equipment and the satellite, are affected by adverse weather or atmospheric conditions, and are vulnerable to catastrophic single point failures of their satellites with limited backup options. We have an agreement to resell satellite airtime service provided by Inmarsat plc.

Research and Development

We are able to minimize our research and development costs by leveraging the investments made by our VARs and IVARs. See “Sales, Marketing and Distribution”. We have incurred no research and development costs in 2013 and 2012.

Backlog

We have “pre-bill backlog”, which represents subscriber communicators activated at the customer’s request for testing prior to putting the units into actual service, was 79,416 units as of December 31, 2013, as compared with a pre-bill backlog of 94,367 as of December 31, 2012. We believe that the majority of units that comprise our pre-bill backlog will be billable within a one-year period. We are not able to determine pre-bill backlog in dollars because the service costs for each subscriber communicator varies by customer.

Orbcomm Communications System

Overview

Our M2M data communications services are provided by a unique combination of both satellite and terrestrial networks including an internally owned and operated Low Earth Orbit (LEO) satellite constellation, “OG1” (ORBCOMM Generation 1), plus the second generation of satellites (OG2) which is planned to launch in the second quarter of 2014, Tier-1 wireless carriers, Geostationary Earth Orbit (GEO) satellites and third party LEO constellations. In addition, we provide AIS data services and high-performance, vertically integrated wireless information technology applications and solutions to our partners and customers with communications needs in the global heavy-equipment, transportation, logistics, cold-chain management, intermodal, mutimodal, oil and gas, and maritime industries to name but a few.

Our system has the following operational components:

•	The Orbcomm M2M LEO Satellite Constellation

Our LEO satellite constellation consists of 25 operational satellites, in multiple orbital planes between 435 and 550 miles above the Earth (four primary planes of three to eight satellites each) operating in the VHF band. The LEO satellite ground and control component consists of fifteen gateway earth stations, three regional gateway control centers all co-located in our US based data center, a network control center in Dulles, Virginia including a redundant backup data center in the state of Washington.

•	The Orbcomm AIS Satellite Constellation

Our AIS satellite constellation currently consists of two leased operational satellites, one in a polar plane at an altitude of 470km and the other in an equatorial plane at an altitude of 866km. The AIS satellite ground and control component consists of three AIS data reception earth stations connected through our US-based data center in Dulles. These will be complemented by each AIS-ready OG2 satellite that ORBCOMM introduces. The OG2 satellites can pass AIS data through any of the existing ORBCOMM ground stations throughout the world.

•	Partner L-Band GEO Satellite Services

Through our recent partnership with Inmarsat, ORBCOMM is developing capability to offer L-band GEO satellite services via both IsatData Pro (IDP), a satellite packet data service offering the highest payload and lowest latency in the market, and via BGAN M2M, a 3G-based service offering real-time IP data up to 512 kbps on a single global SIM. Our application of these services fits in as extensions of our MAPP integration scheme (see below), using and reworking existing and proven components in the Orbcomm network. The coverage and throughput characteristics of the Inmarsat design are a perfect complement to our own LEO satellite constellation and network.

•	The “Sensor Enabled Notification System” (SENS)

SENS is a simplex spread-spectrum based system consisting of thousands of fielded sensor and tracking devices, GES “Appliques” (which detects, demodulates, and forwards data packets to “AssetView”), and “AssetView”, a dedicated web-based back-office portal (which enables customers to retrieve and view geocoded sensor data from the field via the Globalstar satellite network.) The SENS system is also planned to be integrated into MAPP, with external support for both AssetView and other leveraged ORBCOMM customer interfaces, such as CargoWatch in the near future.

•	Terrestrial Wireless Services

ORBCOMM has active partnerships with many of the major carriers, both domestic and abroad including AT&T, Verizon, T-Mobile, Telefonica, Rogers, and Vodafone. ORBCOMM has tightly-integrated the carriers APN networks into its own production network to provide a common interface for mix of carrier and service options for its customers. The integration planning of each carrier network is predicated by the core ORBCOMM service vision, in terms of providing a consistent and reliable uniform messaging environment for our valued customers.

•	Multi-Network Access Point Platform (MAPP™)

We have transitioned from a pure satellite service provider and reseller into value-added application and device development geared to specific applications and markets. This includes our unique MAPP™ (“Multi-Network Access Point Platform”), a culmination of past and present technologies cohesively integrated within the our network, to seamlessly translate and integrate the communications from its diverse network service partners into a uniform and easily manageable set of commands and responses and information transport. This creates a common user platform for provisioning, billing and multi-mode access for M2M applications, that is supported by Inmarsat’s M2MAP (M2M Access Platform), as well as all of the above-mentioned technology, and enables access to network and terminal management tools for rapid wholesale integration with ORBCOMM.

•	Communication devices and sensors

The subscriber component, which consists of satellite subscriber communicators and cellular terrestrial units, or wireless modems incorporating SIMS used by end-users to transmit and receive messages to and from their assets and our system.

•	Web Applications

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

Detailed Description

The data generated by our customer base typically comes from application-tailored, end-user developed software. The data may be transferred to either a subscriber communicator (or “SC”), or a terrestrial GPRS-based wireless device using a SIM on the partner cellular provider’s network. In the case of the satellite subscriber communicator selection, data is encapsulated and transmitted to the next satellite that comes into view in “near real-time” (see below). The data is then routed by the satellite to the next gateway earth station (or “GES”) that it successfully connects to, which in turn forwards it to the ORBCOMM gateway control center, or “GCC”. Within the GCC, the data is processed, safe-stored, and forwarded to its ultimate destination and, if requested, an acknowledgment to the satellite subscriber communicator that the message content has been received is transmitted back to the SC. In the case of a GPRS-based device, circuit-switched data is routed through the partner carrier’s network via VPN to the ORBCOMM GCC, and forwarded to its ultimate destination in real time. The destination for transferred data may be another SC, SIM, a corporate resource management system, any personal or business Internet e-mail address, a pager or a text message-capable cellular phone, or any combination of the above. In addition, data can be sent in the reverse direction (a feature which is utilized by many applications to remotely control assets) using similar methods. ORBCOMM has value added servers to facilitate easy integration of this capability providing a standard API interface for M2M communications, as described in the previous section. These are comprised of either “core” MAPP components, such as OWS, or XMLWY, which provide access to standard ORBCOMM service features via a standard UI and M2M API, as well as our “value added” application-level customer portals, such as StarTrak, CargoWatch, FleetEdge, GlobalTrak IMB, AssetView, or our AIS IMIS system. These latter portals are sophisticated interfaces tailored to be used as standalone business support tools, or as an integral part of a customer’s back-office system.

The ORBCOMM satellite network offers different modes of operation once the OG2 satellites are deployed. OG2 satellites are capable of providing both legacy OG1 support for existing and new subscribers, as well as OG2-enhanced protocol support for devices supported these new features.

OG1 mode: When a satellite is in view of and connected to a GES at the time it receives data from a subscriber, a transmission is in “near-real-time” mode. In this mode, the data as a message unit is passed in a session from a subscriber communicator via a satellite to a GES that transmits the message to the GCC. In contrast, when a satellite is not immediately in view of a GES, the satellite switches to a store-and-forward mode to accept data in a “GlobalGram” format. GlobalGrams are short messages (consisting of data of up to approximately 120 bytes), and are stored in a satellite until it can connect through a GES to the control center. The automatic mode-switching capability between near-real-time service and GlobalGram service allows the satellite network to be readily available to most satellite subscriber communicators for messaging worldwide regardless of their geographic location.

OG2 mode: We have used our experience with the existing system, customer desires and the messaging characteristics of our subscriber base to develop the OG2 enhancements that are scheduled to be introduced after we launch our OG2 satellites. The primary emphasis for the new OG2 services are to decrease the antenna length, improve message latency and to increase message size and data rates. Faster messaging, higher bandwith and multiple downlink capabilities of each new satellite will provide a much more consistent experience, improving quality of service.

Back-office integration: End-user data can be delivered by the gateway control center in a variety of formats. Communications options include private and public communications links to the control center, such as standard Internet, dedicated telecommunications company circuits, and VPN-based transports using dedicated IPSec or SSL mechanisms, or on demand security. Data can also be received via standard eSMTP e-mail protocol with delivery acknowledgement as requested, or via our Internet protocol gateway interface in HTML and XML formats. Wherever possible, our system makes use of existing, mature technologies, and conforms to internationally accepted standards for electronic mail and web technologies. For wireless-based applications, the ORBCOMM and terrestrial carrier “Access Point Name” (or “APN”) network provides the flexibility for developers to control the end-to-end connectivity as needed for their applications, using customizable TCP, UDP, and SMS services — including “shoulder-tap”, and SMTP to SMS, and HTTP/XML to SMS interfaces as well as both public and private DNS services for both the wireless devices and the back office integration (real-time lookup of device IP via DNS). This allows existing legacy applications to be easily retrofit and completely new system designs to be implemented to integrate existing as well as new end-user business applications quickly and effectively.

As discussed above, end-user solutions include products and services that provide GPS tracking, monitoring, and full two-way control mechanisms via short burst messaging. We are formally approved by both Carrier Transicold and Thermo King as a licensed provider of two-way communications solutions that are fully integrated with their refrigerated unit microprocessors. The StarTrak network also provides for data integration with customer shipping system, leading to state-of-the-art integration of shipment planning, real-time GPS location and asset condition status. The network delivers immediate alarm notifications via cell phone SMS messaging and/or e-mail to local responsible parties identified on the dispatch order. Ultimately, the networks powerful centralized management and distributed notification capabilities provide customers assurance that their shipment arrives at destination, at specified quality levels.

System Status

ORBCOMM Generation 2 Satellite Procurement

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

On August 31, 2010, we entered into two additional task order agreements with SNC in connection with the procurement agreement discussed above. Under the terms of the launch vehicle changes task order agreement, SNC will perform the activities to launch eighteen of our next-generation satellites on a SpaceX Falcon 1e or Falcon 9 launch vehicle. The total price for the launch activities is cost reimbursable up to $4.1 million that is cancelable by the Company, less a credit of $1.5 million. Any unused credit can be applied to other activities under the task order agreement or the original procurement agreement if application to the task order agreement becomes impossible or impracticable. Under the terms of the engineering change requests and enhancements task order agreement, SNC will design and make changes to each of the next-generation satellites in order to accommodate an additional payload-to-bus interface. The total price for the engineering changes requests is cost reimbursable up to $0.3 million. Both task order agreements are payable monthly as the services are performed, provided that with respect to the launch vehicle changes task order agreement, the credit in the amount of $1.5 million will first be deducted against amounts accrued thereunder until the entire balance is expended.

On August 23, 2011, we entered into a definitive First Amendment to the procurement agreement (the “Amendment”) with SNC. The Amendment amends certain terms of the procurement agreement dated May 5, 2008 and supplements or amends five separate task order agreements, dated as of May 20, 2010 (Task Order #1), August 31, 2010 (Task Orders #2 and #3), and December 15, 2010 (Task Orders #4 and #5) (collectively with Task Order #6, the “Task Orders”). On July 3, 2012, we entered into an additional task order agreement (“Task Order #06”) with SNC for which SNC is to perform final design work to enable additional payload components in 16 of the 18 satellites to be re-programmable while in-orbit. The total price for the work under Task Order #6 is cost plus fixed fee of up to $0.5 million.

The Amendment modifies the milestone payment schedule under the procurement agreement dated May 5, 2008 but does not change the total contract price (excluding optional satellites and costs under the Task Orders) of $117.0 million. Payments under the Amendment extend into the second quarter of 2014, subject to SNC’s successful completion of each payment milestone.

The Amendment also settles the liquidated delay damages triggered under the procurement agreement dated May 5, 2008 and provides an ongoing mechanism for us to obtain pricing proposals to order up to thirty optional satellites substantially identical to the Initial Satellites for which firm fixed pricing previously had expired under the procurement agreement dated May 5, 2008.

Three additional task orders we executed with SNC over the past several months. On June 24, 2013 we entered into Task Order #7 for more precise thrust vector alignment for the next eight satellites, on September 10, 2013 we entered into Task Order #8 for to implement the final phase of in-orbit software re-programmability, and on January 8, 2014 we entered into Task Order #9 for precise thrust vector alignment for the remaining satellites.

ORBCOMM Generation 2 Launch Services Procurement

On August 28, 2009, we entered into a Commercial Launch Services Agreement (the “Agreement”) with SpaceX pursuant to which SpaceX will provide Launch Services using multiple SpaceX Falcon 1e launch vehicles for the carriage into low-Earth-orbit for the Company’s 18 next-generation commercial communications satellites currently being constructed by SNC. Under the Agreement, SpaceX will also provide to the Company launch vehicle integration and support services, as well as certain related optional services.

The total price under the Agreement (excluding any options or additional launch services) was $46.7 million, subject to certain adjustments. The amounts due under the Agreement were payable in periodic installments from the date of execution of the Agreement through the performance of each Launch Service.

On September 21, 2012, we entered into a Secondary Payload Launch Services Agreement with SpaceX totaling $4.0 million of the original $46.6 million to launch the next-generation prototype which occurred on October 7, 2012.

On December 21, 2012, we entered into a Launch Services Agreement (the “Falcon 9 Agreement”) with Space Exploration Technologies Corp. (“SpaceX”) pursuant to which SpaceX will provide launch services (the “Launch Services”) for the carriage into low-Earth-orbit of up to 17 ORBCOMM next-generation satellites currently being constructed by Sierra Nevada Corporation. Under the Falcon 9 Agreement, SpaceX will also provide us with satellite-to-launch vehicle integration and launch support services, as well as certain related optional services. The total price under the Falcon 9 Agreement (excluding any optional services) is $42.6 million subject to certain adjustments, which reflects pricing agreed under the 2009 agreement for Launch Services discussed below. The amounts due under the Falcon 9 Agreement are payable to SpaceX in installments from the date of execution of the Falcon 9 Agreement through the performance of each Launch Service.

The Falcon 9 Agreement anticipated that the Launch Services for 17 Satellites would be performed by the second quarter of 2014, subject to certain rights of us and SpaceX to reschedule the Launch Services as needed. We or SpaceX may postpone and reschedule either Launch Service based on satellite and launch vehicle readiness, among other factors, subject to the payment of certain fees by the party requesting or causing the delay following 6 months of delay with respect to either of the two Launch Services.

We and SpaceX have customary termination rights under the Falcon 9 Agreement, including for material breaches and aggregate delays beyond 365 days by the other party. We have the right to terminate either of the Launch Services subject to the payment of a termination fee in an amount that would be based on the date ORBCOMM exercises its termination right.

OG2 Satellite Launch Plans

The launch of the OG2 prototype satellite occurred on October 7, 2012 as a secondary mission payload on the Cargo Re-Supply Services (CRS-1) mission. The prototype satellite was deployed into a lower orbit as the result of a pre-imposed safety check required by NASA that caused the satellite to de-orbit in just over fifty hours from launch. The safety check was designed to protect the International Space Station and its crew. Had we been the primary payload on this mission, as planned for the upcoming launches, we believe the prototype satellite would have reached the desired orbit. Notwithstanding the shortened life of the prototype satellite, we made significant strides in testing various hardware components including successful solar array and antenna deployments, power systems, attitude control, thermal and data handling. The unique communications payload, which incorporates a highly reprogrammable software radio with common hardware for both gateway and subscriber messaging, also functioned as expected. These verification successes achieved from the prototype satellite validated the next-generation satellite technology operates as designed before launching the full constellation of next-generation satellites. On December 7, 2012, we received $10.0 million from our insurer in connection with the settlement of an insurance claim arising from the loss of the next-generation prototype satellite, which represented the full amount recoverable under the insurance policy.

There are two more OG2 missions planned for the launch of the remaining seventeen OG2 satellites. The next mission of five to eight satellites is planned to occur in the second quarter of 2014 and the following mission of nine to twelve satellites is planned to occur late in 2014 or early 2015.

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

First Generation Satellite Health

Our satellite fleet was generally put into service in the late 1990s and through certain operational and software updates have exceeded the estimated operating life of approximately nine to twelve years. As part of this on-going effort to improve the longevity and performance of the first generation satellites, we periodically make changes to the operating parameters and software on-board the satellites. The primary method to extend the satellite lifetime is to reduce the stress on the power subsystem by reducing the subscriber transmit power or using the Gateway transmitter for messaging. These power saving techniques reduce the satellites communications capability which can result in longer latencies for customers. In December 2012, we modified a part of the software on board the satellites to improve messaging throughput when the satellite uses the Gateway Transmitter for messaging services resulting in over 40% increase in throughput. Our satellite availability, or the percentage of time that an operational satellite is available to pass commercial traffic, was 87.5% in 2013. Twenty of the operational satellites have aggregate average availability over 98.2%. With the high probability of several satellites in view at any one time, especially in the primary coverage area, and the constant motion of the satellites, the time an operational satellite is unavailable is relatively insignificant. We consider a satellite “operational” unless it can no longer provide any communications service, and we determine that further recovery efforts are not expected to return it to service.

In May of 2013, we lost communications with one of the plane C satellites. The Company does not expect the loss of this satellite to materially affect its business. The satellite was fully depreciated.

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

Gateway Health

The gateway earth stations in the United States and internationally are performing well. We continue to perform hardware and software upgrades which have improved the availability of the gateway earth stations. In 2011, we completed design and testing of a new gateway modem that will improve messaging throughput. Ten new modems have been installed and additional modems will be installed in the remaining gateway earth stations in conjunction with the aforementioned upgrades. Our gateway control center systems, which are located in a data center near the Dulles facility have with an availability of over 99.5% on a month-to-month basis for 2013.

Network Capacity

For the current OG1 LEO satellite system, we continue to conduct analyses to investigate the utilization of our communication channels. Various metrics were used in evaluating the different elements of the communication protocol. The efficiency of the satellites’ random access subscriber receivers is measured as a ratio of successfully received inbound communication packets to the number of assignments made to subscriber communicators. From 2006 through 2012, a number of improvements were made to raise and maintain this performance ratio and substantial increase throughput capability. Also significant increases to the subscriber reservation capacity were made increasing reservation receiver capacity. As we implement power saving techniques described above, the overall network capacity is reduced but the power saving techniques are primarily used in nighttime operations where the messaging demand is lower. It should be noted that failed messaging transactions do not result in lost messages, but do require subscriber communicators to re-initiate message transmissions, which could translate into message delays.

Our ground segment was originally designed with scaleability in mind. As technologies in storage and networking solutions evolve, we continuously upgrading the key components that are impacted most by an ever increasing subscriber base, i.e. those components involved with the safe store and forward of customer data as received via the connected ground stations, or via the customer’s back office. These components center around our highly-customized database technology, which uses the mature postgres engine in a redundant high-availability RAID environment completely designed and maintained by in-house staff. The customer-facing components in our design are also based on very mature open-source server engines, with very-scaleable, cost-effective load-balancing strategies in place. These are designed to handle increasing demand through the planned addition of cost-effective hardware, based primarily on demand (subscriber and messaging counts as well as end-user behavior), and standard OS-level performance indicators.

The OG2 ground segment will be a more streamlined relative of the previous OG1 system, as the core “switch” is less involved in the actual delivery of messages. On the back office side, the customer facing interfaces are the same, i.e. the OWS and XMLGWY interfaces as part of MAPP, or one of our value-added portals as described earlier. Because of the “more direct” nature of the OG2 design, the focus for OG2 ground segment capacity continues to remain with the store and forward hardware, and the interaction with the MAPP external interfaces.

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

License renewal

The current fifteen-year term of our Space Segment License expires in April 2025, and the renewal application must be filed between 30 and 90 days prior to end of the twelfth year of the current license term ( i.e., between 30 and 90 days prior to April 2022). The current FCC licenses for the United States gateway earth stations and subscriber communicators expire on May 17, 2020 and June 12, 2020, respectively, and the renewal applications must be filed between 30 and 90 days prior to expiration. Although the FCC has been positively disposed thus far towards granting our applications for license renewals, there can be no assurance that the FCC will in fact renew our FCC licenses in the future.

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

Regulation of our System in Other Countries

Communications services

We and the relevant international licensee and/or the relevant international licensee’s country representative in each country outside the United States must obtain the requisite local regulatory authorization before the commencement of service in that country. The process for obtaining the applicable regulatory authorization varies from country to country, and in some instances may require technical studies or actual experimental field tests under the direction and/or supervision of the local regulatory authority. Failure to obtain or maintain any requisite authorizations in any given country or territory could mean that services may not be provided in that country or territory.

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

Employees

As of December 31, 2013, we had 186 full-time employees. Our employees are not covered by any collective bargaining agreements and we have not experienced a work stoppage since our inception. We believe that our relationship with our employees is good.

Corporate Information

Our principal executive offices are located at 395 W. Passaic Street, Rochelle Park, New Jersey 07662, and our telephone number is (703) 433-6300. Our website is www.orbcomm.com and information contained on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. Our annual, quarterly, and other reports, and amendments to those reports can be obtained through the Investor Relations section of our website or from the Securities and Exchange Commission at www.sec.gov.

Executive Officers of the Registrant

Certain information regarding our executive officers is provided below:

Name	Age	Position(s)
Marc J. Eisenberg	47	Chief Executive Officer and President
Robert G. Costantini	54	Executive Vice President and Chief Financial Officer
John J. Stolte, Jr.	54	Executive Vice President — Technology and Operations
Christian G. Le Brun	46	Executive Vice President and General Counsel
Patrick A. Shay	50	Executive Vice President — Sales and Marketing
Craig Malone	51	Executive Vice President — Product Development

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

Craig Malone is our Executive Vice President, Product Development, a position he has held since July 8, 2013. Mr. Malone joined ORBCOMM in 2011 as the Senior Vice President of Product Development. Mr. Malone has over 20 years of experience in leading teams engaged in the development of innovative products and solutions for the M2M, wireless and telecommunications industries. Prior to ORBCOMM, Mr. Malone was the Senior Vice President of Product Development and Operations at Skybitz. He also served as the Vice President of Product Development and Chief Technology Officer at GeoLogic Solutions and held executive positions at Philips Electronics and Raytheon Company. Mr. Malone received his M.S. in Physics from Worcester Polytechnic Institute and his B.S. in Physics from the University of Massachusetts.

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

The recent climate of global economic instability and uncertainty negatively impacts customer confidence, increases market volatility and continues to impair general business activity. If these conditions continue or worsen, risks to us include:

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

Our business plan depends on both increased demand for our products and services and our ability to successfully implement it.

Our business plan is predicated on growth in demand for our products and services. Demand for such data products and services may not grow, or may even contract, either generally or in particular geographic markets, for particular types of services or during particular time periods. A lack of demand could impair our ability to sell products and services, develop and successfully market new products and services and could exert downward pressure on prices. Any decline in prices would decrease our revenues and profitability and negatively affect our ability to generate cash for investments and other working capital needs.

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

•	the level of market acceptance and demand for our products and services, including our recently acquired companies;

•	our ability to introduce innovative new products and services that satisfy market demand, including new service offerings on our next-generation satellites and dual-mode products and services;

•	our ability to sell our products and services in additional countries;

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

We have incurred net losses through 2011 and may incur additional net losses in the future and as of December 31, 2013, we have an accumulated deficit of $63.4 million. We must increase our revenues to remain profitable.

We have had annual net losses since our inception, other than in fiscal years 2012 and 2013, and as of December 31, 2013, we have an accumulated deficit of $63.4 million. Our future results will continue to reflect significant operating expenses, including expenses associated with expanding our sales and marketing efforts, maintaining the infrastructure to operate as a public company and the maintenance of existing gateway earth stations, terrestrial service components, satellite network ground facilities. The continued development of our business also will require additional capital expenditures for, among other things, the development, construction, launch and insurance for our next-generation satellites, and costs relating to the installation of additional gateway earth stations and associated satellite network ground facilities around the world, as well as the maintenance of existing gateway earth stations and satellite network ground facilities that we own and operate. In addition, we may acquire additional companies which may result in increases in intangible assets which are subject to amortization and potential impairment. Accordingly, as we make these capital and acquisition investments, our future results will include greater depreciation and amortization expense which reflect the full cost of acquiring these new assets and we may incur additional operating losses and net losses in the future.

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

We estimate that the aggregate costs associated with the design, building, launch and insurance of our next-generation satellites and related infrastructure upgrades to be approximately $200 million, of which over $100 million has been paid. We may not complete our next-generation satellites and related infrastructure, products and services on time, on budget or at all. The design, manufacture and launch of satellite systems are highly complex and historically have been subject to delays and cost overruns. The deployment of our next-generation satellites may suffer from continued delays, interruptions or increased costs due to many factors, some of which may be beyond our control, including:

•	non-performance or delays by third-party contractors, including the prime system contractor, the launch services provider and associated subcontractors;

•	lower than anticipated internally generated cash flows;

•	engineering or manufacturing performance falling below expected levels of output or efficiency;

•	denial or delays in receipt of regulatory approvals or non-compliance with conditions imposed by regulatory authorities;

•	the breakdown or failure of equipment or systems;

•	the inability to license necessary technology on commercially reasonable terms or at all;

•	use of a new, redesigned launch vehicle or the failure of the launch services provider to sustain its business;

•	launch delays or failures or in-orbit satellite failures once launched or the decision to manufacture additional replacement satellites for future launches;

•	labor disputes or disruptions in labor productivity or the unavailability of skilled labor;

•	changes in project scope;

•	additional requirements imposed by changes in laws; and

•	severe weather or catastrophic events such as fires, earthquakes, storms or explosions.

If any of the above events occur, they could have a material adverse effect on our ability to continue to deploy our next-generation satellites and related infrastructure, products and services.

In addition, there can be no assurance that our internally generated cash flows will meet our current expectations or that we will not encounter increased costs. Among other factors leading to the uncertainty, including those over our internally generated cash flows is the future demand for our products and services of our newly acquired businesses may be lower than our expectations. If available funds from borrowings and internally generated cash flows are less than we expect, our ability to maintain our network, design, build and launch our next-generation satellites and related ground infrastructure, develop new products and services, and pursue additional growth opportunities may be impaired, which could significantly limit the development of our business and impair our ability to provide a commercially acceptable level of service.

The $45 million 9.5% Senior Notes that we issued on January 4, 2013 could restrict our business activities or our ability to execute our strategic objectives or adversely affect our financial performance.

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

Competition in the telecommunications industry is intense, fueled by rapid, continuous technological advances and alliances between industry participants seeking to capture significant market share. We face competition from numerous existing and potential alternative telecommunications products and services provided by various large and small companies, including sophisticated two-way satellite-based data and voice communication services and next-generation digital cellular services, such as GSM, 3G, 4G and LTE, which has influenced the price at which our VARs and other service providers offer our communications services. The provision of satellite and terrestrial based data services and products are subject to downward price pressure to expand their respective market share. Competition from Iridium and, to a lesser extent, Inmarsat, Globalstar and Thuraya, four competing global satellite communication services operators, has been increasing with respect to satellite low speed data service. In addition, a continuing trend toward consolidation and strategic alliances in the telecommunications industry could give rise to significant new competitors, and foreign competitors may benefit from government subsidies, or other protective measures, afforded by their home countries. Some of these competitors may provide more efficient or less expensive services than we are able to provide, which could reduce our market share and adversely affect our revenues and business.

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

Since mid-2011 we have expanded our business with technologies purchased from acquisitions. Our prospects and ability to implement our current business plan, including our ability to generate revenues and positive operating cash flows, will depend on our ability to, among other things:

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

Our success in generating sufficient cash from operations to fund a portion of the cost of constructing, launching and insuring our next-generation satellites will depend in part on the market acceptance of our AIS service.

The market for our satellite-based AIS service is still developing. We cannot predict with certainty the potential demand for the services we plan to offer or the extent to which we will be able to meet that demand. Although we believe the market for satellite-based AIS service is significant, the actual size of the market is unknown and subject to significant uncertainty. Demand for our AIS data service offerings in general, in particular geographic markets, for particular types of services or during particular time periods and our inability to provide AIS service may not enable us to generate sufficient positive cash flow to fund a portion of the cost of our next-generation satellites. Among other things, end-user acceptance of our AIS data service offerings will depend upon:

•	the actual size of the addressable market;

•	our ability to provide attractive service offerings at competitive prices to our target markets;

•	the effectiveness of our competitors in developing and offering alternative technologies or lower priced services; and

•	general and local economic conditions.

Our business plan assumes a growing revenue base for AIS data service. If we cannot implement this business plan successfully and gain sufficient market acceptance for AIS data services, our business, financial condition, results of operations and liquidity could be materially and adversely affected.

We rely on third parties, and our subsidiaries, to market and distribute our services to certain end-users. If these parties are unwilling or unable to provide applications and services to end-users, our business will be harmed.

We rely on VARs to market and distribute our services to end-users in the United States, and we rely on international licensees, country representatives, VARs and IVARs, and our subsidiaries (we refer collectively here to all such parties including our subsidiaries as “resellers”). We also rely on resellers to market and distribute our AIS services. The willingness of our existing resellers, as well as potential new resellers, to engage or continue to engage in our business depends on a number of factors, including whether they perceive our services to be compatible with their business objectives, whether they believe we will successfully deploy our next-generation satellites, whether the prices they can charge end-users will provide an adequate return, and regulatory constraints, if any. We believe that successful marketing of our services will depend on the design, development and commercial availability of applications that support the specific needs of the targeted end-users. The design, development and implementation of applications require the commitment of substantial financial and technological resources on the part of these resellers and our subsidiaries. Certain resellers are, and many potential resellers will be, newly formed or small ventures with limited financial resources, and such entities might not be successful in their efforts to design applications or effectively market our services. The inability of these resellers to provide applications to end-users could have a harmful effect on our business, financial condition and results of operations. We also believe that our success depends upon the pricing of applications by our resellers to end-users, over which we have no control other than with respect to our subsidiaries.

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

Our resellers must develop applications quickly to keep pace with rapidly changing markets. These applications, as well as new models of subscriber communicators, have long development cycles and may contain undetected errors or defects, especially when first introduced or when subsequent versions are introduced, which could result in the disruption of our services to the end-users. Such disruption could damage our reputation as well as the reputation of the respective resellers, and result in lost customers, lost revenue, diverted development resources, and increased service and warranty costs.

Because we depend on a few significant customers for a substantial portion of our revenues, the loss or decline or slowdown in growth in business in any of these customers could seriously harm our business.

Significant customers such as Caterpillar, Komatsu and Hitachi, collectively, represented 35.9% and 44.4% of our revenues in 2013 and 2012, respectively, and are expected to represent a substantial portion of our revenues in the near future. As a result, the loss of any one of these customers, or decline or slowdown in the growth in business of these customers, which could occur at any time, could have a material adverse effect on our business, financial condition and results of operations. In addition, because service revenue depends either partially or entirely on the usage of our products and services by our customers and end users, the decline or slowdown in the growth of usage patterns of these customers which could occur at any time and with or without a reduction in the number of our billable subscribers could have a material adverse effect on our business, financial condition and results of operations.

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

Some of our international licensees and country representatives were also international licensees and country representatives of our predecessor company and, as a consequence of the bankruptcy of ORBCOMM Global L.P., they were left in many cases with significant financial problems, including significant debt and insufficient working capital. Certain of our international licensees and country representatives (including in Morocco, Malaysia, Brazil, and Kazakhstan) have continued to experience significant material difficulties, including underperforming local sales and marketing efforts and the failure to pay us for our services. To date, several of our licensees and country representatives have had difficulty in paying their usage fees and have not paid us or have paid us at reduced rates and in cases where collectability is not reasonably assured, we have not reflected invoices issued to such licensees and country representatives in our revenues or accounts receivable. The ability of these international licensees and country representatives to pay their obligations to us may be dependent, in many cases, upon their ability to successfully restructure their business and operations or raise additional capital. In addition, we have from time to time had disagreements with certain of our international licensees related to these operational and financial difficulties. To the extent these international licensees and country representatives are unable to reorganize and/or raise additional capital to execute their business plans on favorable terms (or are delayed in doing so), our ability to offer services internationally and recognize revenue will be impaired and our business, financial condition and results of operations may be adversely affected.

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

We currently are unable to offer “near-real-time” service in important regions of the world due to the absence of gateway earth stations in those areas, and satellite coverage issues, which is limiting our growth and our ability to compete.

Our objective is to establish a worldwide service network, either directly or through independent gateway operators, but to date we have been unable to do so in certain areas of the world and we may not succeed in doing so in the future. We have been unable to find capable independent gateway operators or otherwise obtain regulatory authorizations to install and operate gateway earth stations for several important regions and countries, including China, India, Russia and certain parts of Southeast Asia. Gaps in our satellite coverage exist and will continue until we launch additional satellites. This could reduce overall demand for our products and services and reduce the value of our services for potential users who require service in these areas.

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

The development and availability on a timely basis of relatively inexpensive subscriber communicators are critical to the successful commercial operation of our system. Our subsidiaries rely on contract manufacturers to produce subscriber communicators. Our Japan subsidiary mainly relies on Quake Global, Inc. (“Quake”) as its contract manufacturer for subscriber communicators, and our logistics management solutions subsidiaries relies on a few contract manufacturers for subscriber communicators. Our customers may not be able to obtain a sufficient supply of subscriber communicators at price points or with functional characteristics and reliability that meet their needs. An inability to successfully develop and manufacture subscriber communicators that meet the needs of customers and are available in sufficient numbers and at prices that render our services cost-effective to customers could limit the acceptance of our system and potentially affect the quality of our services, which could have a material adverse effect on our business, financial condition and results of operations.

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

We operate in the telecommunications and telematics industries, which are characterized by extensive research and development efforts and rapid technological change. New and advanced technology which can perform essentially the same functions as our messaging and products and services, such as digital cellular networks (GSM, 3G, 4G and LTE), direct broadcast satellites, new deployed satellites of competing low-earth orbit satellite systems and other forms of wireless transmission, are in various stages of development by others in the industry. The telematics industry includes numerous companies developing technologies to compete with the products and services of our subsidiaries. These technologies are being developed, supported and rolled out by entities that may have significantly greater resources than we do. These technologies could adversely impact the demand for our products and services. Research and development by others may lead to technologies that render some or all of our services non-competitive or obsolete in the future.

Because we operate our telecommunications services in a highly regulated industry, we may be subjected to increased regulatory restrictions which could disrupt our service or increase our operating costs.

System operators and service providers are subject to extensive regulation under the laws of various countries and the rules and policies they adopt. These rules and policies, among other things, establish technical parameters for the operation of facilities and subscriber communicators, determine the permissible uses of facilities and subscriber communicators, and establish the terms and conditions pursuant to which our international licensees and country representatives operate their facilities, including certain of the gateway earth stations and gateway control centers in our system. These rules and policies may also require our international licensees and country representatives to disrupt the data passing through the gateway earth stations or gateway control centers without notifying us or our end-users, significantly disrupting the operation of our communications system. These rules and policies may also impose regulatory constraints on the use of subscriber communicators within certain countries or territories. International and domestic licensing and certification requirements may cause a delay in the marketing of our services and products, may impose costly fees and procedures on our international licensees and country representatives, and may give a competitive advantage to larger companies that compete with our international licensees and country representatives. Possible future changes to regulations and policies in the countries in which we operate may result in additional regulatory requirements or restrictions on the services and equipment we provide, which may have a material adverse effect on our business and operations. Although we believe that we or our international licensees and country representatives have obtained all the licenses required to conduct our business as it is operated today, we may not be able to obtain, modify or maintain such licenses in the future. Moreover, changes in international or domestic licensing and certification requirements may result in disruptions of our communications services or alternatively result in added operational costs, which could harm our business. Our use of certain orbital planes and radio frequency assignments, as licensed by the FCC, is subject to the frequency coordination and registration process of the ITU. In the event disputes arise during coordination, the ITU’s radio regulations do not contain mandatory dispute resolution or enforcement mechanisms and neither the ITU specifically, nor does international law generally, provide clear remedies in this situation. Finally, our business could be adversely affected by the adoption of new laws, fees, policies or regulations, or changes in the interpretation or application of existing laws, fees, policies and regulations that modify the present regulatory environment, including with respect to prohibiting or limiting the distribution of real or near-real-time AIS data.

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

We believe that our satellite system is currently in full compliance with all applicable FCC rules, policies, and license conditions. We also believe that we will continue to be able to comply with all applicable FCC requirements, but we cannot assure you that it will be the case. Although the FCC has been positively disposed thus far towards granting our applications for license modifications and renewals, there can be no assurance that the FCC will in fact grant our currently pending application to modify our Space Segment License to accommodate our revised next-generation satellite deployment plan. Additionally, there can be no assurance that, to the extent that any modification of our FCC licenses may be required in the future to address changed circumstances, that any related FCC applications we may file will be granted on a timely basis, or at all. If the FCC does not grant the pending or any future application we file to modify one or more of our licenses, or if we fail to satisfy any of the conditions of our FCC licenses, or if the FCC revokes or fails to renew one or more of our FCC licenses, any such circumstance could have a material adverse impact on our business including the possible delay of our planned OG2 satellite launches. Finally, our business could be adversely affected by the adoption of new laws, policies or regulations, or changes in the interpretation or application of existing laws, policies and regulations that modify the present regulatory environment.

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

We are required to obtain launch and one year in-orbit insurance for our next-generation satellites under the terms of the Senior Notes. However, our ability to procure such insurance will depend on a number of factors, including the availability of insurance in the market and the cost of available insurance. We may not be able to obtain insurance at reasonable costs. Even if we obtain insurance, it may not be sufficient to compensate us for the losses we may suffer due to applicable deductions and exclusions. Furthermore, launch insurance does not cover lost revenue.

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

Even where we obtain in-orbit insurance for a satellite, this insurance coverage will not protect us against all losses that might arise as a result of a satellite failure. Any future policies can be expected to contain specified exclusions and material change limitations customary in the industry at the time the policy is written. These exclusions typically relate to losses resulting from acts of war, insurrection or military action, government confiscation, as well as lasers, directed energy beams, or nuclear or anti-satellite devices or radioactive contamination.

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

Our success depends, in part, on our ability to effect suitable investments, alliances and acquisitions.

On an ongoing basis, we review investment, alliance and acquisition prospects that would complement our existing product offerings, augment our market coverage or enhance our technological capabilities. However, we cannot assure that we will be able to identify and consummate suitable investment, alliance or acquisition transactions in the future.

We may have difficulty integrating companies we acquire.

Our consummation of acquisition transactions could result in:

•	issuances of equity securities dilutive to our existing shareholders;

•	large one-time write-offs;

•	the incurrence of substantial debt and assumption of unknown liabilities;

•	the potential loss of key employees from the acquired company;

•	amortization expenses related to intangible assets; and

•	the diversion of management’s attention from other business concerns.

Additionally, in periods subsequent to an acquisition, we must evaluate goodwill and acquisition-related intangible assets for impairment. When such assets are found to be impaired, they will be written down to estimated fair value, with a charge against earnings.

Integrating acquired organizations and their products and services may be expensive, time-consuming and a strain on our resources. We could face several challenges integrating acquisitions, including:

•	the difficulty of integrating acquired technology into our product offerings;

•	the impairment of relationships with employees and customers;

•	the difficulty of coordinating and integrating overall business strategies and worldwide operations;

•	the inability to maintain brand recognition of acquired businesses;

•	the inability to maintain corporate controls, procedures and policies;

•	the failure of acquired features, functions, products or services to achieve market acceptance; and

•	the potential unknown liabilities associated with acquired businesses.

We cannot assure that we will be able to address these challenges successfully.

Risks Related to our Technology

New satellites are subject to launch failures, delays and cost overruns, the occurrence of which can materially and adversely affect our operations and business.

Satellites are subject to inherent risks related to failed or delayed launches and cost overruns. Cost overruns can be caused by a number of factors. Launch failures result in significant delays in the deployment of satellites because of the need both to construct replacement satellites, and to obtain other launch opportunities. We expect replacement satellites and new launch services to cost significantly more. Launch delays can be caused by a number of factors, including delays in manufacturing satellites, preparing satellites for launch, securing appropriate launch vehicles or obtaining regulatory approvals. We intend to conduct various satellite launches for our next-generation satellites to augment the existing constellation in order to expand the messaging capacity of our network and improve the service level of our network. Any launch delays, or launch failures of our additional satellites could result in significant delays from the date of the launch failure until additional satellites under construction are completed and their launches are achieved. Such delays and cost overruns would have a negative impact on our future growth and would materially and adversely affect our business, financial condition and results of operations.

Our satellites have a limited operating life; all of our recently launched satellites have failed and others have degraded over time resulting in increased system latencies. If we are unable to deploy replacement satellites in a timely manner, our services will be harmed and materially adversely affect our operations and business.

Our first-generation satellites were generally placed into orbit between 1997 and 1999 and have through certain operational and software updates exceeded their average expected operating life of approximately nine to twelve years. On June 19, 2008, we launched five of the six quick-launch satellites together with our AIS demonstration unit in a single mission to supplement and ultimately replace our existing Plane A satellites. In addition to supplementing and replacing our first-generation satellites, these satellites were also intended to expand the capacity of our communications system. During 2008 and 2009, the AIS demonstration unit and three quick-launch satellites failed, and in 2010, the remaining two quick-launch satellites failed. In October 2012, a next-generation prototype satellite was deployed into a lower orbit as the result of a pre-imposed safety check required by NASA that caused the satellite to de-orbit in just over fifty hours from launch. The safety check was designed to protect the International Space Station and its crew. We consider a satellite “failed” only when it can no longer provide any communications service, and we do not intend to undertake further efforts to return it to service. Our plans to extend the operating life of our network are dependent on the health of our satellites and the failure of the AIS demonstration unit, OG2 prototype and the quick-launch satellites could eventually have a significant impact on the operating life of our network. These satellite failures combined with the aging of our first generation satellites have resulted in increased system latencies, which have resulted and may continue to result in our customers or potential customers delaying deployments or using a competing wireless data network.

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

In 2008, we entered into an agreement with SNC to design and manufacture 18 next-generation satellites. SNC has limited experience in acting as prime contractor for complete satellite systems and has experienced significant delays in completing the next-generation satellites from the original completion schedule. In 2009, we entered into a commercial launch services agreement with SpaceX to provide launch services using multiple SpaceX Falcon 1e launch vehicles for the carriage into low-Earth orbit of our next-generation satellites being constructed by SNC. In December, 2012 we entered into new agreements with SpaceX where the satellites will be launched using an upgraded Falcon 9 launch vehicle that is currently under development instead of the Falcon 1e. SpaceX has a limited operating history and undetermined financial resources as a privately held company. While the Falcon 9 rocket has now flown a number of successful missions, SpaceX has employed a new version of the Falcon 9 launcher with several modifications. Our reliance on these suppliers for their services involves significant risks and uncertainties, including whether our suppliers will provide an adequate supply of required components of sufficient quality, will charge the agreed upon prices or will perform their obligations on a timely basis. If any of our suppliers becomes financially unstable, we may have to find a new supplier. There are a limited number of suppliers for communication satellite components and related services and the lead-time required to qualify a new supplier may take several months. There are only a limited number of suppliers to launch our satellites. There is no assurance that a new supplier will be found on a timely basis, or at all, if any one of our suppliers ceases to supply their services for our satellites or cease to provide launch services.

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

Satellites utilize highly complex technology and operate in the harsh environment of space and, accordingly, are subject to significant operational risks while in orbit. These risks include malfunctions, or “anomalies”, that may occur in our satellites. Some of the principal satellite anomalies include:

•	Mechanical failures due to manufacturing error or defect, including:

•	Mechanical failures that degrade the functionality of a satellite, such as the failure of solar array panel deployment mechanisms;

•	Antenna failures that degrade the communications capability of the satellite;

•	Circuit failures that reduce the power output of the solar array panels on the satellites;

•	Failure of the battery cells that power the payload and spacecraft operations during daily solar eclipse periods;

•	Power system failures that result in a shut-down or loss of the satellite;

•	Attitude control system failures that degrade or cause the inoperability of the satellite;

•	Transmitter or receiver failures that degrade or cause the inability of the satellite to communicate with subscriber communicator units or gateway earth stations;

•	Communications system failures that affect overall system capacity; and

•	Satellite computer or processor failures that impair or cause the inoperability of the satellites.

•	Equipment degradation during the satellite’s lifetime, including:

•	Degradation of the batteries’ ability to accept a full charge;

•	Degradation of solar array panels due to radiation;

•	General degradation resulting from operating in the harsh space environment; and

•	Degradation or failure of Reaction wheels.

•	Deficiencies of control or communications software, including:

•	Failure of the charging algorithm that may damage the satellite’s batteries;

•	Problems with the communications and messaging servicing functions of the satellite; and

•	Limitations on the satellite’s digital signal processing capability that limit satellite communications capacity.

We have experienced, and may in the future experience, anomalies in some of the categories described above. The effects of these anomalies include, but are not limited to, failure of the satellite, degraded communications performance, reduced power available to the satellite in sunlight and/or eclipse, battery overcharging or undercharging and limitations on satellite communications capacity. Some of these effects may be increased during periods of greater message traffic and could result in our system requiring more than one attempt to send messages before they get through to our satellites. Although these effects do not result in lost messages, they could lead to increased messaging latencies for the end-user and reduced throughput for our system. See “ORBCOMM Communications System — System Status — Network Capacity” for a description of our network capacity. While we have already implemented a number of system adjustments we cannot assure you that these actions will succeed or adequately address the effects of any anomalies in a timely manner or at all.

A total of 35 first generation satellites were launched by ORBCOMM Global L.P. and of these, a total of 25 remain operational. The absence of these ten satellites can increase system latency and decrease overall capacity. While certain software deficiencies may be corrected remotely, most, if not all, of the satellite anomalies or debris collision damage cannot be corrected once the satellites are placed in orbit. See “ORBCOMM Communications System — System Status — First Generation Satellite Health” for a description of the operational status and anomalies that affect our satellites. We may experience additional anomalies in the future, whether of the types described above or arising from the failure of other systems or components, and operational redundancy may not be available upon the occurrence of such an anomaly.

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

Some of the hardware and software we use in operating our gateway earth stations was designed and manufactured over ten years ago and could be more difficult and expensive to service, upgrade or replace.

Some of the hardware and software we use in operating our gateway earth stations was designed and manufactured over ten years ago and portions are becoming obsolete. As they continue to age, they may become less reliable and will be more difficult and expensive to service, upgrade or replace. Although we maintain inventories of some spare parts, it nonetheless may be difficult or impossible to obtain all necessary replacement parts for the hardware. Our business plan contemplates updating or replacing some of the hardware and software in our network, however, the age of our existing hardware and software may present us with technical and operational challenges that complicate or otherwise make it not feasible to carry out our planned upgrades and replacements, and the expenditure of resources, both from a monetary and human capital perspective, may exceed our estimates. Without upgrading and replacing our equipment, obsolescence of the technologies that we use could have a material adverse effect on our revenues, profitability and liquidity.

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

We expect the secure transmission of confidential information over public networks to continue to be a critical element of our operations. Our network and those of our third-party service providers and our customers may be vulnerable to unauthorized access, computer viruses and other security problems. The data processing systems used to provide the telematics services of our subsidiaries may likewise be vulnerable. Persons who circumvent security measures could wrongfully obtain or use information on the network or cause interruptions, delays or malfunctions in our operations, any of which could have a material adverse effect on our business, financial condition and results of operations. We may be required to expend significant resources to protect against the threat of security breaches or to alleviate problems, including reputational harm and litigation, caused by any breaches. Although we have implemented and intend to continue to implement security measures, these measures may prove to be inadequate and result in system failures and delays that could lower network operations center availability, which could harm our business.

The failure of our information technology systems could disrupt our business operations which could have a material adverse effect on our business, financial condition and/or results of operations.

The operation of our business depends on its information technology systems. We rely on our information technology systems to effectively manage, among other things, our subsidiaries’ customer interface as well as business data, communications, supply chain, inventory management, customer order entry and order fulfillment, processing transactions, summarizing and reporting results of operations, human resources benefits and payroll management, complying with regulatory, legal or tax requirements and other processes and data necessary to manage our business. We use technology to provide secure transmission of confidential information, including our business data and customer information. To achieve our strategic objectives and to remain competitive, we must continue to develop and enhance our information systems. This may require the acquisition of equipment and software and the development, either internally or through independent consultants, of new proprietary software. Our inability to design, develop, implement and utilize, in a cost-effective manner, information systems that provide the capabilities necessary for us to compete effectively, could make us less competitive, increase our costs and adversely affect our business. The failure of our information technology systems to perform as we anticipate could disrupt our business and could result in, among other things, transaction errors, processing inefficiencies, loss of data and the loss of sales and customers, which could cause our business and results of operations to suffer. In addition, our information technology systems may be vulnerable to damage or interruption from circumstances beyond our control, including, without limitation, fire, natural disasters, power outages, systems failure, system conversions, security breaches, cyber-attacks, viruses and/or human error. In any such event, we could be required to make a significant investment to fix or replace its information technology systems, and we could experience interruptions in its ability to service our customers. Any such damage or interruption could adversely effect on our business, financial condition and/or results of operations.

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

We may in the future issue our previously authorized and unissued securities, resulting in the dilution of the ownership interests of our current stockholders. We are authorized to issue 250 million shares of common stock, of which approximately 48.2 million shares of voting common stock were issued and outstanding as of December 31, 2013 and 201.8 million were available for future issuance. The potential issuance of such additional shares of common stock, whether directly or pursuant to any conversion right of any convertible securities, may create downward pressure on the trading price of our common stock. We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock for capital raising or other business purposes. Future sales of substantial amounts of common stock, or the perception that sales could occur, could have a material adverse effect on the price of our common stock.

We have issued and may issue shares of preferred stock or debt securities with greater rights than our common stock.

Subject to the rules of the NASDAQ Stock Market, our certificate of incorporation authorizes our board of directors to issue one or more series of preferred stock and set the terms of the preferred stock without seeking any further approval from holders of our common stock. Currently, there are 50 million shares of preferred stock authorized and approximately 102,000 shares of Series A convertible preferred stock are issued as of December 31, 2013. Any preferred stock that is issued may rank ahead of our common stock in terms of dividends, priority and liquidation premiums and may have greater voting rights than holders of our common stock.

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

We do not currently pay cash dividends on our common stock and, because we currently intend to retain all cash we generate to fund the growth of our business, we do not expect to pay dividends on our common stock in the foreseeable future. Any future dividend payments would be within the discretion of our board of directors and would depend on a variety of factors, including our results of operations, working capital requirements, capital expenditure requirements, financial condition, contractual restrictions, debt covenants, business opportunities, anticipated cash needs, provisions of applicable law and other factors that our board of directors may deem relevant. We may not generate sufficient cash from operations in the future to pay dividends on our common stock.

Item 1B. Unresolved	Staff Comments

None.

Item 2.    Properties

We currently lease approximately 31,000, 28,000 and 1,400 square feet of office space in Rochelle Park, New Jersey, Dulles, Virginia and Tokyo, Japan, respectively. In addition, we currently own and operate ten gateway earth stations at the following locations, four situated on owned real property and six on real property subject to leases:

Gateway	Real Property Owned or Leased	Lease Expiration
St. John’s, Arizona	Owned	n/a
Arcade, New York	Owned	n/a
Curaçao, Netherlands Antilles	Owned	n/a
Rutherglen Vic, Australia	Owned	n/a
Hartebeesthoek, South Africa	Leased	December 31, 2020
Kijal, Malaysia	Leased	August 2016
Ocilla, Georgia	Leased	Month to Month
Kitaura-town, Japan	Leased	March 2014
Zona Franca de Justo Daract, Argentina	Leased	March 2019
East Wenatchee, Washington	Leased	Month to Month

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

The following sets forth the high and low sales prices of our common stock, as reported on The Nasdaq Global Market from January 1, 2012 through December 31, 2013:

	Price range of common stock
	High	Low
Year ended December 31, 2013
Quarter ended December 31, 2013	$6.63	$5.23
Quarter ended September 30, 2013	$5.51	$4.46
Quarter ended June 30, 2013	$5.23	$3.40
Quarter ended March 31, 2013	$5.40	$3.67
Year ended December 31, 2012
Quarter ended December 31, 2012	$4.19	$2.97
Quarter ended September 30, 2012	$3.87	$2.72
Quarter ended June 30, 2012	$3.91	$3.01
Quarter ended March 31, 2012	$3.95	$3.03

As of March 5, 2014, there were 334 holders of record of our common stock.

Dividend Payments and Policy

Common stock:    We have never declared or paid cash dividends on shares of our common stock. Our board of directors currently intends to retain all available funds and future earnings to support operations and to finance the growth and development of our business and does not intend to pay cash dividends on our common stock for the foreseeable future. Our board of directors may, from time to time, examine our dividend policy and may, in its absolute discretion, change such policy. In addition, dividends are restricted by the debt covenants in our AIG Senior Notes.

Series A convertible preferred stock:    Pursuant to the terms, the holders of our Series A convertible preferred stock are entitled to receive a cumulative 4% annual dividend payable quarterly in additional shares of Series A convertible preferred stock. In 2013, we paid dividends of 5,932 preferred shares.

Stock Performance Graph

The graph set forth below compares the cumulative total shareholder return on our common stock between December 31, 2008 and December 31, 2013, with the cumulative total result of (i) the Russell 2000 Index and (ii) the NASDAQ Telecommunications Index, over the same period. This graph assumes the investment of $100 on December 31, 2008 in our common stock, the Russell 2000 Index and the NASDAQ Telecommunications Index, and assumes the reinvestment of dividends, if any. The graph assumes the initial value of our common stock on December 31, 2008 was the closing sales price of $2.16 per share.

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

Copyright© 2014 Russell Investment Group. All rights reserved.

	12/08	12/09	12/10	12/11	12/12	12/13
ORBCOMM Inc.	100.00	125.00	119.91	138.43	181.48	293.52
Russell 2000	100.00	127.17	161.32	154.59	179.86	249.69
NASDAQ Telecommunications	100.00	137.81	148.84	131.52	136.58	189.00

Item 6.	Selected Consolidated Financial Data

The following selected consolidated financial data should be read together with the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes which are included elsewhere in this Annual Report on Form 10-K. We have derived the consolidated statement of operations data for the years ended December 31, 2013, 2012 and 2011 and the consolidated balance sheet data as of December 31, 2013 and 2012 from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. We have derived the consolidated statement of operations data for the years ended December 31, 2010 and 2009 and the consolidated balance sheet data as of December 31, 2010 and 2009 from our consolidated financial statements, which are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of future results of operations.

	Years ended December 31,
Consolidated Statement of Operations Data:	2013(1)	2012(1)	2011(1)	2010	2009
	(In thousands, except per share data)
Service revenues	$55,957	$49,026	$37,513	$34,257	$27,143
Product sales	18,255	15,472	8,793	2,419	423

Total revenues	74,212	64,498	46,306	36,676	27,566

Costs and expenses:
Costs of services	23,865	20,355	15,784	12,683	26,891
Costs of product sales	14,064	10,236	6,656	1,511	260
Selling, general and administrative	26,125	21,853	20,036	16,728	17,172
Product development	2,799	2,459	1,237	663	714
Impairment charges-satellite network	—	9,793	—	6,509	29,244
Insurance recovery-satellite network	—	(10,000)	—	—	(44,250)
Acquisition-related costs	1,658	704	1,608	—	—

Total costs and expenses	68,511	55,400	45,321	38,094	30,031

Income (loss) from operations	5,701	9,098	985	(1,418)	(2,465)

Other income	353	1,195	(214)	10	110

Income (loss) from continuing operations before income taxes	6,054	10,293	771	(1,408)	(2,355)
Income taxes (benefit)	1,295	1,390	827	(216)	—

Income (loss) from continuing operations	4,759	8,903	(56)	(1,192)	(2,355)
Income (loss) from discontinued operations(2)	—		—	(3,753)	(954)

Net income (loss)	4,759	8,903	(56)	(4,945)	(3,309)
Less: Net (loss) income attributable to the noncontrolling interests	160	161	(38)	224	130

Net income (loss) attributable to ORBCOMM Inc.	$4,599	$8,742	$(18)	$(5,169)	$(3,439)

Net income (loss) attributable to ORBCOMM Inc. common stockholders	$4,540	$8,673	$(45)	$(5,169)	$(3,439)

Per share information-basic:
Loss from continuing operations	$0.10	$0.19	$(0.00)	$(0.03)	$(0.06)
Income (loss) from discontinued operations	—	—	—	(0.09)	(0.02)

Net loss attributable to ORBCOMM Inc.	$0.10	$0.19	$(0.00)	$(0.12)	$(0.08)

Per share information-diluted:
Loss from continuing operations	$0.09	$0.18	$(0.00)	$(0.03)	$(0.06)
Income (loss) from discontinued operations	—	—	—	(0.09)	(0.02)

Net loss attributable to ORBCOMM Inc.	$0.09	$0.18	$(0.00)	$(0.12)	$(0.08)

Weighted average common shares outstanding:
Basic	47,420	46,635	44,579	42,586	42,404

Diluted	48,770	47,514	44,579	42,586	42,404

	As of December 31,
	2013(1)	2012(1)	2011(1)	2010	2009
	( In thousands)
Cash and cash equivalents	$68,354	$34,783	$35,061	$17,026	$65,292
Marketable securities	—	27,969	45,973	67,902	26,145
Working capital	74,540	62,287	76,250	81,810	85,572
Satellite network and other equipment, net	133,028	101,208	79,771	71,684	73,208
Goodwill	20,335	14,740	11,131	—	—
Intangible assets, net	11,636	7,791	7,125	1,114	2,600
Total assets	261,474	206,766	197,169	171,469	181,059
Note payable, net of current portion	45,000	3,398	3,376	—	—
Note payable — related party	1,571	1,503	1,480	1,416	1,398
Total equity	192,948	182,388	170,577	158,119	160,918

(1)	Includes the impact of the acquisition on May 16, 2011, LMS on January 12, 2012, Mobilenet on April 1, 2013, GlobalTrak on April 3, 2013 and SENS on October 1, 2013. For a summary of these acquisitions see Note 3 — “Summary of Significant Accounting Policies” and Note 4 — “Acquisitions”.

(2)	The amounts reflected above have been recast to reflect all adjustments necessary to present the assets, liabilities and the related results of operations of Stellar as discontinued operations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a global provider of machine-to-machine (“M2M”) solutions, including network connectivity, devices and web reporting applications. These solutions enable optimal business efficiencies, increased asset efficiency, utilization, and substantially reduce asset write-offs helping industry leaders realize benefits on a world-wide basis. Our M2M products and services are designed to track, monitor and enhance security for a variety of assets, such as trailers, trucks, rail cars, intermodal containers, generators, fluid tanks, marine vessels, oil and gas wells, pipeline monitoring equipment, irrigation control systems, and utility meters, in the transportation & distribution, heavy equipment, oil & gas, maritime and government industries. Additionally, we provide Automatic Identification System (AIS) data services for vessel tracking and to improve maritime safety to government and commercial customers worldwide. We provide these services using multiple network platforms, including our own constellation of 25 low-Earth orbit satellites, two AIS microsatellites, and our accompanying ground infrastructure. We also offer customer solutions utilizing additional satellite and terrestrial-based cellular network service options that we obtain through service agreements we have entered into with mobile satellite providers Inmarsat and Globalstar, as well as several major cellular (Tier One) wireless carriers. Our satellite-based customer solution offerings use small, low power, mobile earth stations (“Communicators”) for remote asset connectivity, and our terrestrial-based solutions utilize cellular data modems with subscriber identity modules (SIMS). Customer solutions provide access to data gathered over these systems via connections to other public or private networks, including the Internet. We are dedicated to providing the most versatile, leading-edge M2M solutions that enable our customers to maximize operational efficiency, increase asset utilization and achieve significant return on investment.

Acquisitions

2013 Acquisitions

SENS Asset Tracking Operation

On October 1, 2013, we completed the acquisition of the Sensor Enabled Notification System (“SENS”) business of Comtech Mobile Datacom Corporation , which includes satellite hardware, network technology and web platforms. The consideration paid to acquire SENS was $2.0 million in cash.

As a result of the acquisition of SENS, we recognized $0.2 million of goodwill and $1.3 million of intangible assets, which consist of technology, trademarks and customer lists. The results of operations of SENS are included in our consolidated results for the period subsequent to the acquisition date of October 1, 2013.

The acquisition of SENS gives us access to a customer base that includes military, international, government and commercial customers as well as expanded reach in growing regions, such as the Middle East, Asia and South America.

GlobalTrak

On April 3, 2013, we completed the acquisition of substantially all of the assets of GlobalTrak, a division of System Planning Corporation (“SPC”). The consideration paid to acquire GlobalTrak was $3.0 million in cash, subject to a final working capital adjustment, of which $0.5 million was deposited into an escrow account with a third party escrow agent to fund any indemnification obligation of SPC to us, primarily for breaches of representations and warranties made by SPC.

During the three months ended September 30, 2013, we reached an agreement with SPC for a final working capital adjustment of $0.1 million which was paid to us. As of December 31, 2013, this amount was recorded as a decrease to goodwill in our consolidated balance sheet since the adjustment was within the one-year measurement period.

As a result of the acquisition of GlobalTrak, we recognized $2.5 million of goodwill and $0.5 million of intangible assets, which consist of technology, trade names and trademarks and customer lists. The results of operations of GlobalTrak are included in our consolidated results for the period subsequent to the acquisition date of April 3, 2013.

The acquisition of GlobalTrak gives us access to a customer base that includes military, international, government and commercial customers as well as expanded reach in growing regions, such as the Middle East, Asia and South America.

MobileNet, Inc.

On April 1, 2013, we completed the acquisition of substantially all of the assets of MobileNet, Inc. (“MobileNet”). The consideration paid by us at closing consisted of $3.2 million in cash, subject to a final working capital adjustment specified in the acquisition agreement, and the issuance of 329,344 shares of our common stock (valued at $4.96 per share, which reflected our closing price of common stock on April 1, 2013), of which 164,672 shares of common stock were placed into an escrow account for up to 15 months from closing to fund any indemnification obligations of MobileNet to us, primarily for breaches of representations and warranties made by MobileNet.

During the three months ended September 30, 2013, we reached an agreement with MobileNet for a final working capital adjustment of less than $0.1 million which was paid to MobileNet. As of December 31, 2013, this amount was recorded as an increase to goodwill in our consolidated balance sheet since the adjustment was within the one-year measurement period.

In addition to the consideration paid at closing, the acquisition agreement provides for contingent consideration payable by us to MobileNet if service revenues attributable to the MobileNet business for either of the two one year earn-out periods, May 1, 2013 through April 30, 2014 and May 1, 2014 through April 30, 2015, are in excess of the specified baseline amount. In that event, we have agreed to pay to MobileNet an amount equal to (i) 50% of the first $2.0 million of such excess amount for the applicable earn-out period and (ii) 35% of any amount of such excess amount for the applicable earn-out period which is greater than $2.0 million. Up to 50% of any potential earn-out amounts can be paid in common stock at our option. Any shares of common stock to be issued will be based on the 20-day average closing price of the common stock prior to the last trading day of the earn-out period.

At the acquisition date, we recorded a liability of $1.5 million for the estimated value of the earn-out amounts. Any change in the fair value of the earn-out amounts subsequent to the acquisition date, including changes from events after the acquisition date, will be recognized in earnings in the period the estimated fair value changes. For the year ended December 31, 2013, the fair value of the earn-out amounts was decreased by $0.6 million which is recorded as a reduction to selling, general and administrative expenses in our consolidated statements of operations.

As a result of the acquisition of MobileNet, we recognized $2.9 million of goodwill and $3.5 million of intangible assets, which consist of technology, trademarks and customer lists. The results of operations of MobileNet are included in our consolidated results for the period subsequent to the acquisition date of April 1, 2013.

The acquisition of MobileNet will enable us to offer MobileNet’s complete fleet management solution directly to original equipment manufacturers, dealers and fleet owners.

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

See Note 4 to the consolidated financial statements for further discussion on the acquisitions of SENS, GlobalTrak and MobileNet.

2012 Acquisition

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

In addition to the consideration paid at closing, the Asset Purchase Agreement provides for contingent payments of up to $3.9 million payable post-closing by us to PAR. Up to $3.0 million of the contingent payments will be payable based on achieving subscriber targets for calendar year 2012. Up to $0.9 million of the contingent payments will be payable based on achieving sales targets for calendar years 2012 through 2014. Any potential earn-out amounts can be paid in common stock, cash or a combination at our option. The potential earn-out amount for achieving sales targets for calendar years 2013 and 2014, if earned, will be paid within 30 days after we file our Form 10-K for years 2013 and 2014. We recorded at the acquisition date a liability of $0.7 million for the estimated fair value of the earn-out amounts. Any change in the fair value of the contingent earn-out subsequent to the acquisition date, including changes from events after the acquisition date, will be recognized in earnings in the period the estimated fair value changes. For the year ended December 31, 2012, LMS did not achieve the subscriber target for the 2012 calendar year and the fair value of the earn-out amounts decreased by $0.2 million which was recorded as a reduction to selling general and administrative expenses in our consolidated statements of operations. For the year ended December 31, 2013, the fair value of the earn-out amounts was decreased by $0.4 million which is recorded as a reduction of selling, general and administrative expenses in the consolidated statements of operations.

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

See Note 4 to the consolidated financial statements for further discussion on the acquisition of LMS .

2011 Acquisition

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

As a result of the acquisition of StarTrak, we recognized $11.7 million of goodwill and $7.6 million of intangible assets. The acquired goodwill will not be amortized for financial reporting purposes. However the acquired goodwill is tax deductible, and therefore amortized over fifteen years for income tax purposes. As such, deferred income tax expense and a deferred tax liability arise as a result of the difference in tax deductibility of this amount for tax and financial reporting purposes. The resulting deferred tax liability, which is expected to continue to increase over time will remain on our balance sheet indefinitely unless there is an impairment of the asset.

The acquired intangible assets consist of technology and patents, customer relationships and trademarks are being amortized over 10 years.

The results of operations of StarTrak are included in our consolidated results for the period subsequent to the acquisition date of May 16, 2011.

See Note 4 to the consolidated financial statements for further discussion on the acquisition of StarTrak.

Next-Generation Satellites

Through a series of launches, we intend to replenish the existing constellation of satellites with 17 next-generation satellites, which depending on the capabilities of the replacement satellites, may require fewer satellites than we currently have.

We intend to launch 17 next-generation satellites equipped with increased communications capabilities and our AIS payload currently being constructed by SNC with the first of several launches using SpaceX Falcon 9 launch vehicles. We anticipate that the launch services will be begin during the second quarter of 2014.

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

Secondary offering

On January 17, 2014, we completed a public offering of 6,325,000 shares of common stock including 825,000 shares sold upon full exercise of the underwriters’ over-allotment option at a price of $6.15 per share. We received net proceeds of approximately $36.7 million after deducting underwriters’ discounts and commissions and offering costs.

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

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Net income (loss) attributable to ORBCOMM Inc.	$4,599	$8,742	$(18)
Income tax expense	1,295	1,390	827
Interest income	(38)	(93)	(147)
Interest expense	58	56	164
Depreciation and amortization	6,001	4,824	4,995

EBITDA	$11,915	$14,919	$5,821

EBITDA in 2013 decreased by $3.0 million over 2012. The decrease in EBITDA was due to an increase in operating expenses, primarily due to $6.6 million to operate companies acquired in 2013, an increase in acquisition costs of $1.0 million, an increase in employee costs of $1.9 million which includes an increase in stock-based compensation of $0.9 million, an increase in facility costs of $0.9 million which includes $0.1 million in lease termination costs related to consolidation of locations into our new facility in 2013, an increase of $0.4 million in advertising and marketing and travel expenses, offset partially by a $0.9 million change in the fair value of acquisitions related contingent consideration and the effect of a $1.2 million gain on extinguishment of debt and accounts payable in 2012 that did not recur. The increase in expenses was offset by increases in service revenues of $6.9 million and product revenues of $2.9 million that included $4.6 million from acquisitions compensating for lower product sales at our Japanese subsidiary. The increase in service revenues was primarily due to an increase in organic service revenues of $4.3 million which includes an increase in AIS revenue of $1.0 million, a backbilling adjustment with a customer and $2.6 million from acquisitions in 2013.

EBITDA in 2012 improved by $9.1 million over 2011. The improvement was primarily due to increases in service revenues of $11.5 million and product revenues of $6.7 million and a $1.2 million gain on extinguishment of debt and accounts payable. The increase in service revenues was primarily due to an increase in core services of satellite and terrestrial revenues of $9.1 including $6.4 million from acquisitions and an increase in AIS revenue of $2.0 million. Product revenue increases included $2.1 million at our Japan subsidiary and $4.6 million from acquisitions. The increase in total revenues was offset by an increase in expenses, excluding depreciation and amortization, of $9.8 million from acquisitions.

Revenues

We derive service revenues from the utilization of Communicators and the utilization of SIMS on the cellular providers’ wireless networks by its customers (i.e., its value added resellers, international value added resellers, international licensees and country representatives and direct customers). These service revenues generally consist of subscriber-based and recurring monthly usage fees and a one-time activation fee for each Communicator or SIM activated for use. Usage fees are generally based upon the number, size and frequency of data transmitted by a customer and the overall number of Communicators and SIMS activated by each customer. Revenues for usage fees from currently billing Communicators and SIMS are recognized on an accrual basis, as services are rendered, or on a cash basis, if collection from the customer is not reasonably assured at the time the service is provided. Usage fees charged to our resellers and direct customers are charged primarily at wholesale rates based on the overall number of Communicators activated by them and the total amount of data transmitted. We also earn service revenues from extended warranty service agreements extending beyond the initial warranty period of one year, royalty fees from third parties for the use of our proprietary communications protocol charged on a one-time basis for each Communicator connected to our M2M data communications system and fees from providing engineering, technical and management support services to customers.

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

Costs and expenses

We operate a 25 low-Earth orbit or LEO satellites, two AIS microsatellites, fifteen gateway earth stations, three AIS data reception earth stations, and three regional gateway control centers. Satellite-based communications systems are typically characterized by high initial capital expenditures and relatively low marginal costs for providing service. Because we acquired substantially all of our existing LEO satellites and network assets from ORBCOMM Global L.P. for a fraction of their original cost in a bankruptcy court-approved sale, we have benefited from lower amortization of capital costs than if the assets were acquired at ORBCOMM Global L.P.’s original cost. The LEO satellites became fully depreciated during the fourth quarter of 2006.

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

On December 7, 2012, we received $10.0 million from its insurer in connection with the settlement of an insurance claim arising from the loss of the prototype satellite, which represented the full amount recoverable under the insurance policy. As a result, we recorded during the fourth quarter of 2012 an insurance recovery-satellite network of $10 million in our consolidated statements of operations.

Acquisition costs and loss on other investment

Acquisition-related costs directly relate to our acquisitions. These costs include professional services expenses. For the years ended December 31, 2013, 2012 and 2011 acquisition-related costs were $1.7 million, $0.7 million and $1.6 million, respectively. In connection with the acquisition of StarTrak, we recognized a loss of $0.3 million on the disposition of our investment in Alanco for the difference between the fair value and the carrying value. The amount of the loss was recorded in other income (expense) in our consolidated statements of operations for year ended December 31, 2011.

Operating expenses

We incur engineering expenses associated with the operation of our communications system and the development and support of new applications, as well as sales, marketing and administrative expenses related to the operation of our business. As of December 31, 2013, we have 186 employees.

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

Assets under construction primarily consist of milestone payments pursuant to procurement agreements, which include the design, development, launch and other direct costs relating to the construction of the satellites and upgrades to the Company’s infrastructure and the Ground Component. Once these assets are placed in service they will be transferred to satellite network and then depreciation will be recognized using the straight-line method over the estimated lives of the assets. No depreciation has been recorded on these assets as of December 31, 2013.

We capitalize interest on our notes payable issued in 2013, 2012 and 2011 during the construction period of our next-generation satellites. Capitalized interest is added to the cost of our next-generation satellites.

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

We periodically analyze whether any such indicators of impairment exist. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators include a sustained and significant decline in our stock price and market capitalization, a decline in our expected future cash flows, a significant adverse change in legal factors or in the business climate and unanticipated competition. Goodwill is assessed annually, at November 30, for impairment and in interim periods if certain events occur indicating that the carrying value may be impaired. There was no impairment for the years ended December 31, 2013, 2012 and 2011.

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

During the years ended December 31, 2013, 2012 and 2011, we had no significant unrecognized tax benefits. We are subject to U.S. Federal and state examinations by tax authorities for all years from 2009. We do not expect any significant changes to its unrecognized tax positions during the next twelve months.

Warranty Costs

As a result of our acquisitions, we typically acquire warranty obligations on product sales, which provide for costs to replace or fix the product. One-year warranty coverage is accrued on product sales which provide for costs to replace or fix the product. Our analysis of the warranty liabilities associated with the one-year warranty coverage are estimated based on historical costs of the acquired companies to replace or fix products for customers, and may require additional liability for warranty coverage for other specific claims that are expected to be incurred within the next twelve months, for which it is estimated that customers may have a warranty claim. If we determine that adjustments to these amounts are required during the remainder of the measurement period such amounts will be recorded as an adjustment to goodwill.

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

Share-based Compensation

Our share-based compensation plans consist of the 2006 Long-Term Incentives Plan (the “2006 LTIP”) and the 2004 Stock Option Plan. The 2006 LTIP approved by our stockholders in September 2006, provides for the grants of non-qualified stock options, stock appreciation rights (“SARs”), common stock, restricted stock, restricted stock units (“RSUs”), performance units and performance shares to our employees and non-employee directors. The 2004 Stock Option Plan, adopted in 2004, provides for the grants of non-qualified and incentive stock options to officers, directors, employees and consultants. We did not we did not grant any stock options in 2013, 2012 and 2011.

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

For the years ended December 31, 2013, 2012 and 2011, we recognized $3.0 million, $1.8 million and $1.9 million of stock-based compensation expense, respectively. As of December 31, 2013, we had an aggregate of $2.9 million of unrecognized compensation costs for all share-based payment arrangements.

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

Years ended December 31,
	2013	2012	2011
Risk-free interest rate	.91% to 2.11%	.11% to 1.41%	1.00% to 2.65%
Expected life (years)	5.5 and 6.0	5.5 and 6.0	5.5 and 6.0
Estimated volatility factor	67.56% to 69.92%	71.18% to 74.34%	64.15% to 74.34%
Expected dividends	None	None	None

The grant date fair value of the RSU awards granted in 2013, 2012 and 2011 are based upon the closing stock price of our common stock on the date of grant.

Results of Operations

Revenues

The table below presents our revenues (in thousands) for the years ending December 31, 2013, 2012 and 2011, together with the percentage of total revenue represented by each revenue category:

	Years ended December 31,
	2013		2012		2011
		% of Total		% of Total		% of Total
Service revenues	$55,957	75.4%	$49,026	76.0%	$37,513	81.0%
Product sales	18,255	24.6%	15,472	24.0%	8,793	19.0%

	$74,212	100.0%	$64,498	100.0%	$46,306	100.0%

2013 vs. 2012:    Total revenues for 2013 increased $9.7 million, or 15.1%, to $74.2 million from $64.5 million in 2012.

2012 vs. 2011:    Total revenues for 2012 increased $18.2 million, or 39.3%, to $64.5 million from $46.3 million in 2011.

Service revenues

2013 vs. 2012: Service revenues increased $6.9 million in 2013, or 14.1%, to $55.9 million from $49.0 million in 2012. The increase in service revenues in 2013 over 2012 was primarily due to an increase in organic revenues of $4.3 million which includes an increase in AIS revenue of $1.0 million, a backbilling adjustment with a customer and $2.6 million from acquisitions in 2013. Service revenues were impacted by a less favorable exchange rate due to the decrease of the yen against the U.S. dollar of $0.6 million. As of December 31, 2013, we had approximately 862,000 billable subscriber communicators compared to approximately 759,000 billable subscriber communicators as of December 31, 2012, an increase of 13.7%.

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

Product sales

2013 vs. 2012:    Revenues from product sales increased $2.8 million in 2013, or 18.0%, to $18.3 million from $15.5 million in 2012. The increase was primarily due to higher product sales of $0.7 million from direct channel sales, and $4.5 million from acquisitions in 2013, offset by lower product sales of $2.4 million by our Japanese subsidiary. Product sales by our Japanese subsidiary were impacted by a less favorable exchange rate due to the decrease of the yen against the U.S. dollar of $0.7 million.

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

2013 vs. 2012:    Costs of services increased by $3.5 million, or 17.2%, to $23.9 million in 2013 from $20.4 million in 2012. The increase was primarily due to $2.2 million from acquisitions in 2013, increase in depreciation and amortization of $0.6 million primarily due to the build-up of our communications system and network, and an increase in costs to provide for the increase in service revenues.

2012 vs. 2011:    Costs of services increased by $4.6 million, or 29.0%, to $20.4 million in 2012 from $15.8 million in 2011. The increase was primarily due from acquisitions.

Costs of product sales

Costs of products includes the purchase price of subscriber communicators and SIMS sold, costs of warranty obligations, shipping charges, depreciation and amortization as well as operational costs to fulfill customer orders, including costs for employees.

2013 vs. 2012:    Costs of product sales increased by $3.8 million, or 37.4% to $14.1 million in 2013 from $10.2 million in 2012. The increase was primarily due to acquisitions. We had a gross profit from product sales (revenues from product sales minus costs of product sales) of $4.2 million in 2013 compared to a gross profit from product sales of $5.2 million in 2012. The decrease in gross profit from product sales was primarily due to lower product sales by our Japanese subsidiary offset by $1.2 million of gross profit from product sales from acquisitions in 2013.

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

2013 vs. 2012:    Selling, general and administrative expenses increased by $4.2 million, or 19.3% to $26.1 million in 2013 from $21.9 million in 2012. The increase was primarily due to $1.5 million related to acquisitions in 2013 offset partially by a $0.9 million change in the fair value of acquisitions related contingent consideration, an increase in employee costs of $1.8 million that includes an increase in stock-based compensation of $0.8 million primarily due to timing of grants, a $0.7 million increase in facility costs that includes a $0.1 million in lease termination costs to consolidate two locations into one facility in 2013 and a $0.5 million increase in advertising, marketing and travel expenses.

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

2013 vs. 2012:    Product development expenses in 2013 and 2012 were $2.8 million and $2.5 million, respectively.

2012 vs. 2011:    Product development expenses in 2012 and 2011 were $2.5 million and $1.2 million, respectively. The increase was primarily due from acquisitions.

Acquisition costs

Acquisition-related costs directly related to our acquisitions which include professional services expenses.

Impairment charges and insurance recovery — satellite network

On October 7, 2012, the first prototype of the next-generation satellites was launched on the Cargo Re-Supply Services mission aboard the SpaceX Falcon 9 launch vehicle from Cape Canaveral, FL. The prototype satellite flying as a secondary payload on this mission was separated from the Falcon 9 launch vehicle. However, due to an anomaly on one of the Falcon 9’s first stage engines, the rocket did not comply with a pre-planned International Space Station safety gate to allow it to execute the second burn. For this reason, the next-generation prototype was deployed into a lower orbit as the result of a pre-imposed safety check required by NASA. As a result of the lower than intended orbit, the prototype satellite de-orbited on October 10, 2012 despite all available efforts to raise the orbit using the satellite’s on-board propulsion system. As a result, the Company recognized during the fourth quarter of 2012 an impairment charge of $9.8 million.

On December 7, 2012, we received $10.0 million from our insurer in connection with the settlement of an insurance claim arising from the loss of the prototype satellite, which represented the full amount recoverable under the insurance policy. As a result, we recorded an insurance recovery-satellite network of $10.0 million in ours consolidated statements of operations.

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

2013 vs. 2012:    Other income was $0.4 million compared to $1.2 million in 2012. The decrease in other income was primarily due to a $1.1 million gain on extinguishment of debt in connection with Satcom’s note holders in 2012, offset by a working capital adjustment in 2013 of $0.1 million for amounts owed to us by PAR and a resolution of a claim in 2013 and a $0.3 million claim made by us against PAR under the escrow agreement relating to the acquisition of LMS which exceeded the one-year measurement period.

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

Income before income taxes

2013 vs. 2012:    We have income before income taxes of $6.1 million in 2013, compared to income before income taxes of $10.3 million in 2012.

2012 vs. 2011:    We have income before income taxes of $10.3 million in 2012, compared to income before income taxes of $0.8 million in 2011.

Income taxes

In 2013, we recorded income taxes of $1.3 million, which was primarily due to State income tax expense of $0.2 million, $0.6 million from goodwill generated from the amortization of tax goodwill from the acquisitions and $0.5 million from income generated from ORBCOMM Japan.

In 2012, we recorded income taxes of $1.4 million, which was primarily due to a foreign income tax expense of $1.1 million from income generated by our subsidiary ORBCOMM Japan operating in Japan and $0.3 million of alternative minimum tax.

In 2011, we recorded income taxes of $0.8 million, which was primarily due to a foreign income tax expense of $0.7 million from income generated by our subsidiary ORBCOMM Japan and $0.1 million from goodwill generated from the amortization of tax goodwill from the acquisition of StarTrak.

Net income (loss)

2013 vs. 2012:    We have income of $4.8 million in 2013 compared to $8.9 million in 2012.

2012 vs. 2011:    We have net income of $8.9 million in 2012 compared to a net loss of $0.1 million in 2011.

Noncontrolling interests

Noncontrolling interests relate to earnings and losses attributable to noncontrolling shareholders.

Net income (loss) attributable to ORBCOMM Inc.

2013 vs. 2012:    We have net income attributable to our company of $4.6 million in 2013 compared to $8.7 million in 2012.

2012 vs. 2011:    We have net income attributable to our company of $8.7 million in 2012, compared to a net loss of less than $0.1 million in 2011.

Net income (loss) attributable to ORBCOMM Inc. common stockholders

The net income attributable to our common stockholders in 2013 and 2012 and the net loss attributable to our common stockholders in 2011 includes dividends of $0.1 million, $0.1 million and less than $0.1 million, respectively, paid in shares of the Series A convertible preferred stock issued in connection with the acquisition of StarTrak.

Liquidity and Capital Resources

Overview

Our liquidity requirements arise from our working capital needs and to fund capital expenditures to support our current operations, and facilitate growth and expansion. We have financed our operations and expansion mostly from sales of our common stock through public offerings and private placements of debt, convertible redeemable preferred stock and common stock. We had net income in 2013 and 2012, however we have incurred losses through 2011 and at December 31, 2013 we have an accumulated deficit of $63.4 million. As of December 31, 2013, our primary source of liquidity consisted of cash and cash equivalents and restricted cash totaling $70.5 million.

Operating activities

Cash provided by our operating activities in 2013 was $8.8 million resulting from net income of $4.8 million, supplemented by non-cash items including $6.0 million for depreciation and amortization and $3.0 million for stock-based compensation, offset by a decrease of $1.0 million in the fair values of acquisitions-related contingent consideration. Working capital activities primarily consisted of a net uses of cash of $2.7 million for an increase in accounts receivable primarily due to the increase in revenues, $1.4 million from a decrease in accounts payable and accrued expenses primarily related to timing for payments for professional fees, and $1.0 million from a decrease in deferred revenue primarily related to recognizing prepaid product revenues on the acquisition date of GlobalTrak into revenues upon customer acceptance.

Cash provided by our operating activities in 2012 was $13.9 million resulting from net income of $8.9 million, supplemented by non-cash items including $4.8 million for depreciation and amortization and $1.8 million for stock-based compensation, offset by $1.2 million gain on extinguishment of debt and accounts payable. Working capital activities primarily consisted of a net use of cash of $1.6 million for an increase in accounts receivable primarily due to the increase in revenues.

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

Investing activities

Cash used in our investing activities in 2013 was $16.6 million, resulting from $7.1 million in cash consideration paid to acquire Mobilenet, GlobalTrak and SENS, capital expenditures of $37.3 million, and purchases of marketable securities of $51.5 million, offset by proceeds received from the maturities of marketable securities totaling $79.2 million

Cash used in our investing activities in 2012 was $12.3 million, resulting from $4.0 million in consideration paid to acquire LMS, capital expenditures of $36.6 million and purchases of marketable securities of $52.5 million, offset by proceeds received from the maturities of marketable securities totaling $69.7 million, insurance recovery-satellite network of $10.0 million and a refund of $1.0 million in restricted cash.

Cash provided by our investing activities in 2011 was $11.8 million, resulting from proceeds received from the maturities of marketable securities totaling $102.0 million, offset primarily by $1.9 million in consideration paid to acquire StarTrak, capital expenditures of $7.9 million and purchases of marketable securities of $81.3 million.

Financing activities

Cash provided by our financing activities in 2013 was $41.8 million, resulting from proceeds from issuance of the Senior Notes of $45.0 million and proceeds from stock option exercises of $1.8 million, offset by payment of $1.4 million of debt issuance costs related to the Senior Notes and $3.7 million in principal payments of capital leases and a note payable.

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

Future Liquidity and Capital Resource Requirements

We expect cash flows from operating activities, along with our existing cash and cash equivalents and restricted cash along with the proceeds we received on January 17, 2014 from our public offering will be sufficient to provide working capital and to fund capital expenditures, which primarily includes milestone payments under the procurement agreements for the next-generation satellite over the next twelve months.

$45 million 9.5% Senior Notes

On January 4, 2013, we issued $45.0 million aggregate principal amount of Senior Notes due on January 4, 2018. Interest is payable quarterly at a rate of 9.5% per annum. The Senior Notes are secured by a first priority security interest in substantially all of our and subsidiaries’ assets. The covenants in the Senior Notes limits our ability to among other things to, incur additional indebtedness and liens, to sell, transfer, lease or otherwise dispose of our or subsidiaries assets, merge or consolidate with other companies. We are also required to obtain launch and one year in-orbit insurance for our next-generation satellites under the terms of the Senior Notes. We must also comply with a maintenance covenant of either having available liquidity of $10.0 million (the sum of (a) cash and cash equivalents plus (b) the total amount available to be borrowed under a working capital facility) or a maximum leverage ratio (consolidated total debt to consolidated adjusted EBITDA, adjusted for stock-based compensation and certain other non-cash items and other agreed upon other charges) of not more than 4.5 to 1.0.

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2013 and the effect that those obligations are expected to have on our liquidity and cash flows in future periods:

	Payment due by Period
	Total	Less than 1 year	1 to 3 Years	3 to 5 Years	After 5 Years
Next-generation satellite launches(1)	$65,955	$55,425	$10,530	$—	$—
AIS satellite deployment and license agreement(2)	182	182	—	—	—
Operating leases(3)	15,695	1,394	3,538	3,654	7,109
$45,000 9.5% Senior Notes payable(4)	62,148	4,275	8,550	49,323	—
Cellular providers(5)	4,162	2,429	1,171	562	—

	$148,142	$63,705	$23,789	$53,539	$7,109

(1)	Amounts represent payments to Sierra Nevada Corporation and Space Exploration Technologies Corp., but excludes the cost of launch plus one year in-orbit insurance for the next generation satellites which we are obligated to obtain under the terms of the Senior Notes. We expect to obtain the required insurance prior to each of the two launches.

(2)	Amounts represent lease payments in connection with our two AIS Microsatellites.

(3)	Amounts represent future minimum payments under operating leases for our office spaces and other facilities.

(4)	Amounts include interest payments and repayment of the principal of the Senior Notes in January 2018.

(5)	Amounts represents future contractual minimum with cellular data providers.

Off-Balance sheet Arrangements

None

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

We do not have any material interest rate risk.

Effects of inflation risk

Overall, we believe that the impact of inflation risk on our business will not be significant.

Foreign currency risk

The majority of our revenues and expenses are transacted in U.S. dollars. Due to the acquisition of ORBCOMM Japan, we have foreign exchange exposures to non-U.S. dollar revenues. For the years ended December 31, 2013 and 2012, revenues denominated in foreign currencies were approximately 9.4% and 13.9% of total revenues, respectively. For the year ended December 31, 2013, our revenues would have decreased by approximately 0.9% if the U.S. dollar would have strengthened by 10%.

We have assets and liabilities denominated in foreign currencies. At December 31, 2013, a hypothetical change in the fair value of these assets and liabilities from an increase (decrease) of 10% of the U.S. dollar would be an increase (decrease) of approximately $0.2 million.

Concentration of credit risk

The following table presents customers with revenues greater than 10% of our consolidated total revenues.

	Years ended December 31,
	2013	2012	2011
Caterpillar Inc.	17.3%	17.7%	21.7%
Komatsu Ltd.	12.1%	12.0%	14.7%
Hitachi Construction Machinery Co., Ltd.	*	*	10.2%

*	Balance is less than 10% of consolidated revenues

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

Disclosure Controls and Procedures

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of the acquisitions of MobileNet, GlobalTrak, and SENS (“Acquired Businesses”), we have begun to integrate certain business processes and systems of the Acquired Businesses. Accordingly, certain changes have been made and will continue to be made to our internal control over financial reporting until such time as this integration is complete. In reliance on interpretive guidance issued by the SEC staff management has chosen to exclude from its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013, the

Acquired Businesses internal control over financial reporting associated with assets of $16.1 million representing 6.2% of consolidated assets, and revenue of $7.1 million, representing 9.6% of consolidated revenues, included in our consolidated financial statements as of and for the year ended December 31, 2013, and will include its assessment of internal control over financial reporting for the Acquired Businesses in our Annual Report on Form 10-K for our fiscal year ending December 31, 2014. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2013. The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its attestation report which is included below.

Changes in Internal Control over Financial Reporting

We reviewed our internal control over financial reporting at December 31, 2013. As a result of the acquisitions of SENS, GlobalTrak, and MobileNet, we have begun to integrate certain business processes and systems of the Acquired Businesses. Accordingly, certain changes have been made and will continue to be made to our internal controls over financial reporting until such time as this integration is complete.

There have been no other changes in our internal control over financial reporting identified in an evaluation thereof that occurred during the last fiscal quarter of 2013 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

ORBCOMM Inc.:

We have audited ORBCOMM Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, ORBCOMM Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control— Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

ORBCOMM Inc. acquired the net assets of MobileNet, GlobalTrak and Sensor Enabled Notification Systems (“Acquired Businesses”) during 2013, and management excluded from its assessment of the effectiveness of ORBCOMM Inc.’s internal control over financial reporting as of December 31, 2013, the Acquired Businesses’ internal control over financial reporting associated with total assets of $16.1 million, representing 6.2% of consolidated assets, and revenues of $7.1 million, representing 9.6% of consolidated revenues, included in the consolidated financial statements of ORBCOMM Inc. and subsidiaries as of and for the year ended December 31, 2013. Our audit of internal control over financial reporting of ORBCOMM Inc. also excluded an evaluation of the internal control over financial reporting of the Acquired Businesses.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ORBCOMM Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), cash flows and changes in equity for each of the years in the three-year period ended December 31, 2013, and our report dated March 17, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

New York, New York

March 17, 2014

Item 9B.    Other information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Identification of Directors

Reference is made to the information regarding directors under the heading “Election of Directors (Proposal 1)” in the Proxy Statement for our 2014 Annual Meeting of stockholders to be held on April 24, 2014 (our “2014 Proxy Statement”), which information is hereby incorporated by reference.

Identification of Executive Officers

Reference is made to the information regarding executive officers under the heading “Executive Officers of the Registrant” in Part I, Item 1 of this Annual Report on Form 10-K.

Identification of Audit Committee and Audit Committee Financial Expert

Reference is made to the information regarding directors under the heading “Board of Directors and Committees — Audit Committee” in our 2014 Proxy Statement, which information hereby is incorporated by reference.

Material Changes to Procedures for Recommending Directors

Reference is made to the information regarding directors under the heading “Board of Directors and Committees — Nominating and Corporate Governance Committee” in our 2014 Proxy Statement, which information is hereby incorporated by reference.

Compliance with Section 16(a) of the Exchange Act

Reference is made to the information under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2014 Proxy Statement, which information is hereby incorporated by reference.

Code of Ethics

We have adopted a code of ethics, or Code of Business Conduct, to comply with the rules of the SEC and Nasdaq. Our Code of Business Conduct applies to our directors, officers and employees, including our principal executive officer and senior financial officers. A copy of our Code of Business Conduct is maintained on our website at www.orbcomm.com.

Item 11. Executive Compensation

Reference is made to the information under the headings “Board of Directors and Committees — Compensation Committee Interlocks and Insider Participation”, “Compensation Discussion and Analysis”, “Compensation Committee Report” and “Compensation of Executive Officers” in our 2014 Proxy Statement, which information is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership

Reference is made to the information under the heading “Security Ownership of Certain Beneficial Owners and Management” in our 2014 Proxy Statement, which information is hereby incorporated by reference.

Equity Compensation Plan Information

Reference is made to the information under the heading “Equity Compensation Plan Information” in our 2014 Proxy Statement, which information is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Reference is made to the information under the heading “Certain Relationships and Transactions with Related Persons” in our 2014 Proxy Statement, which information is hereby incorporated by reference.

Item 14. Principal Accountant Fees and Services

Reference is made to the information under the heading “Proposal to Ratify the Appointment of Independent Registered Public Accounting Firm (Proposal 2) — Principal Accountant Fees” in our 2014 Proxy Statement, which information is hereby incorporated by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, ORBCOMM Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fort Lee, State of New Jersey, on March 17, 2014.

ORBCOMM Inc.

By:	/s/ Marc J. Eisenberg

Marc J. Eisenberg
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 17, 2014 by the following persons in the capacities indicated:

Signature	Title

/s/ Marc J. Eisenberg Marc J. Eisenberg	Chief Executive Officer and President and Director (principal executive officer)

/s/ Jerome B. Eisenberg Jerome B. Eisenberg	Chairman of the Board

/s/ Marco Fuchs* Marco Fuchs	Director

/s/ Didier Delepine* Didier Delepine	Director

/s/ Timothy Kelleher* Timothy Kelleher	Director

/s/ John Major* John Major	Director

/s/ Gary H. Ritondaro* Gary H. Ritondaro	Director

/s/ Robert G. Costantini Robert G. Costantini	Executive Vice President and Chief Financial Officer (principal financial officer)

/s/ Constantine Milcos Constantine Milcos	Senior Vice President and Chief Accounting Officer

*By:	/s/ Christian G. LeBrun
Christian G. LeBrun, Attorney-in-Fact**

**  By authority of the power of attorney filed as Exhibit 24 hereto.

Notes to consolidated financial statements

(In thousands, except share and per share amounts)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

ORBCOMM Inc.:

We have audited the accompanying consolidated balance sheets of ORBCOMM Inc. and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), cash flows and changes in equity for each of the years in the three-year period ended December 31, 2013. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule, “Schedule II — Valuation and Qualifying Accounts.” These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ORBCOMM Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 17, 2014 expressed an unqualified opinion on the effectiveness of ORBCOMM Inc. and subsidiaries’ internal control over financial reporting.

/s/ KPMG LLP

New York, New York

March 17, 2014

ORBCOMM Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$68,354	$34,783
Marketable securities	—	27,969
Accounts receivable, net of allowances for doubtful accounts of $279 and $300	14,098	10,703
Inventories	5,186	3,748
Prepaid expenses and other current assets	1,768	1,484
Deferred income taxes	623	164

Total current assets	90,029	78,851
Satellite network and other equipment, net	133,028	101,208
Goodwill	20,335	14,740
Intangible assets, net	11,636	7,791
Restricted cash	2,195	2,195
Other assets	2,997	1,583
Deferred income taxes	1,254	398

Total assets	$261,474	$206,766

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,575	$2,899
Accrued liabilities	9,827	11,271
Current portion of deferred revenue	3,087	2,394

Total current liabilities	15,489	16,564
Note payable — related party	1,571	1,503
Note payable	45,000	3,398
Deferred revenue, net of current portion	2,373	1,959
Deferred tax liabilities	2,439	397
Other liabilities	1,654	557

Total liabilities	68,526	24,378

Commitments and contingencies
Equity:
ORBCOMM Inc. stockholders’ equity
Preferred Stock Series A, par value $0.001; 1,000,000 shares authorized; 102,054 and 161,359 shares issued and outstanding	1,019	1,612
Common stock, par value $0.001; 250,000,000 shares authorized; 48,216,480 and 46,783,568 shares issued at December 31, 2013 and December 31, 2012	48	47
Additional paid-in capital	255,358	248,469
Accumulated other comprehensive income	235	633
Accumulated deficit	(63,416)	(67,956)
Less treasury stock, at cost, 29,990 shares at December 31, 2013 and December 31, 2012	(96)	(96)

Total ORBCOMM Inc. stockholders’ equity	193,148	182,709
Noncontrolling interests	(200)	(321)

Total equity	192,948	182,388

Total liabilities and equity	$261,474	$206,766

See notes to consolidated financial statements.

ORBCOMM Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	Years ended December 31,
	2013	2012	2011
Revenues:
Service revenues	$55,957	$49,026	$37,513
Product sales	18,255	15,472	8,793

Total revenues	74,212	64,498	46,306

Costs and expenses (1):
Costs of services	23,865	20,355	15,784
Costs of product sales	14,064	10,236	6,656
Selling, general and administrative	26,125	21,853	20,036
Product development	2,799	2,459	1,237
Impairment charges-satellite network	—	9,793	—
Insurance recovery-satellite network	—	(10,000)	—
Acquisition-related costs	1,658	704	1,608

Total costs and expenses	68,511	55,400	45,321

Income from operations	5,701	9,098	985
Other income (expense):
Interest income	38	93	147
Other income (expense)	373	96	(197)
Gain on extinguishment of debt, net of expenses	—	1,062	—
Interest expense	(58)	(56)	(164)

Total other income (expense)	353	1,195	(214)

Income before income taxes	6,054	10,293	771
Income taxes	1,295	1,390	827

Net income (loss)	4,759	8,903	(56)
Less: Net income (loss) attributable to the noncontrolling interests	160	161	(38)

Net income (loss) attributable to ORBCOMM Inc.	$4,599	$8,742	$(18)

Net income (loss) attributable to ORBCOMM Inc. common stockholders	$4,540	$8,673	$(45)

Per share information-basic:
Net income (loss) attributable to ORBCOMM Inc.	$0.10	$0.19	$(0.00)

Per share information-diluted:
Net income (loss) attributable to ORBCOMM Inc.	$0.09	$0.18	$(0.00)

Weighted average common shares outstanding:
Basic	47,420	46,635	44,579

Diluted	48,770	47,514	44,579

(1) Stock-based compensation included in costs and expenses:
Costs of services	$303	$286	$131
Costs of product sales	114	19	8
Selling, general and administrative	2,316	1,346	1,742
Product development	240	150	33

	$2,973	$1,801	$1,914

See notes to consolidated financial statements.

ORBCOMM Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Years ended December 31,
	2013	2012	2011
Net income (loss)	$4,759	$8,903	$(56)

Other comprehensive income (loss), net of tax - Foreign currency translation adjustments	(437)	(801)	259

Other comprehensive income (loss)	(437)	(801)	259

Comprehensive income	4,322	8,102	203

Less comprehensive income (loss) attributable to noncontrolling interests	(121)	(95)	5

Comprehensive income attributable to ORBCOMM Inc.	$4,201	$8,007	$208

See notes to consolidated financial statements.

ORBCOMM Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income (loss)	$4,759	$8,903	$(56)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Change in allowance for doubtful accounts	26	12	(300)
Depreciation and amortization	6,001	4,824	4,995
Accretion on note payable — related party	—	—	98
Change in the fair values of acquisitions-related contingent consideration	(1,003)	(150)	—
Amortization of the fair value adjustment related to StarTrak warranty liabilities	(47)	(200)	—
Loss on dispostion of other investment in Alanco	—	—	305
Stock-based compensation	2,973	1,801	1,914
Foreign exchange losses (gains)	32	(92)	(8)
Amortization of premium on marketable securities	187	765	1,219
Increase in fair value of indemnification assets	(253)	(103)	(10)
Deferred income taxes	724	26	46
Gain on extinguishment of debt and accounts payable	—	(1,214)	—
Amortization of transition shared services	—	114	—
Dividend received in common stock for other investment	—	—	(84)
Gain on insurance settlement-satellite network	—	(207)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(2,698)	(1,615)	(1,507)
Inventories	729	318	(544)
Prepaid expenses and other assets	(444)	202	(50)
Accounts payable and accrued liabilities	(1,465)	191	535
Deferred revenue	(1,032)	608	(153)
Other liabilities	265	(238)	(93)

Net cash provided by operating activities	8,754	13,945	6,307

Cash flows from investing activities:
Capital expenditures	(37,296)	(36,570)	(7,881)
Purchases of marketable securities	(51,448)	(52,493)	(81,254)
Proceeds from maturities of marketable securities	79,230	69,732	101,963
Change in restricted cash	—	1,025	810
Proceeds of insurance settlement-satellite network	—	10,000	—
Acquisition of net assets of LMS	—	(4,000)	—
Acquisition of net assets of StarTrak, net of cash acquired of $322	—	—	(1,876)
Acquisition of net assets of GlobalTrak, net of cash acquired of $1,037	(1,867)	—	—
Acquisition of net assets of Mobilenet	(3,231)	—	—
Acquisition of net assets of SENS	(1,978)	—	—

Net cash (used in) provided by investing activities	(16,590)	(12,306)	11,762

ORBCOMM Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years ended December 31,
	2013	2012	2011
Cash flows from financing activities:
Proceeds received from issuance of $45,000 Senior Notes	45,000	—	—
Cash paid for debt issuance costs	(1,387)	—	—
Proceeds received from exercise of stock options	1,825	—	—
Purchase of noncontrolling ownership interests in Satcom International Group plc	—	(199)	—
Repayment of Satcom notes payable	—	(253)	—
Principal payment of note payable	(3,450)	(250)	(200)
Principal payments of capital leases	(203)	(507)	—
Payment upon exercise of SARs	—	—	(24)

Net cash provided by (used in) financing activities	41,785	(1,209)	(224)

Effect of exchange rate changes on cash and cash equivalents	(378)	(708)	190

Net increase (decrease) in cash and cash equivalents	33,571	(278)	18,035
Cash and cash equivalents:
Beginning of year	34,783	35,061	17,026

End of year	$68,354	$34,783	$35,061

Supplemental disclosures of cash flow information:
Cash paid for
Interest	$4,262	$242	$138

Income taxes	$1,404	$1,205	$25

Supplemental cash flow disclosures (Note 20)

See notes to consolidated financial statements.

ORBCOMM Inc.

Consolidated Statements of Changes in Equity

Years ended December 31, 2013, 2012 and 2011

(in thousands, except share data)

	Series A convertible				Additional paid-in capital	Accumulated other comprehensive income (loss)
	Preferred stock		Common stock				Accumulated deficit	Treasury stock		Noncontrolling interests	Total equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balances, December 31, 2010	—	$—	42,616,950	$43	$234,125	$1,126	$(76,584)	—	$—	$(591)	$158,119
Vesting of restricted stock units	—	—	148,290	—							—
Stock-based compensation	—	—	—	—	1,971						1,971
Common stock issued for payment of bonus	—	—	34,115	—	125						125
Issuance of Series A convertible preferred stock in connection with the acquisition of StarTrak	183,550	1,834									1,834
Issuance of common stock in connection with the acquisition of StarTrak			2,869,172	3	8,346						8,349
Series A convertible preferred stock dividend	2,715	27					(27)				—
Payment upon exercise of SARs					(24)						(24)
Net loss							(18)			(38)	(56)
Cumulative translation adjustment						226				33	259

Balances, December 31, 2011	186,265	$1,861	45,668,527	$46	$244,543	$1,352	$(76,629)	—	$—	$(596)	$170,577
Vesting of restricted stock units			143,334
Stock-based compensation					1,881						1,881
Conversion of Series A convertible preferred stock to common stock	(31,837)	(318)	53,152		318						—
Issuance of common stock in connection with the acquisition of LMS			645,162	1	2,122						2,123
Issuance of common stock in connection with the purchase of noncontrolling ownership interests in Satcom			263,133		(395)	16				180	(199)
Common stock redeemed through treasury from closing of escrow agreement								29,990	(96)		(96)
Exercise of SARs			10,260								—
Series A convertible preferred stock dividend	6,931	69					(69)				—
Net income							8,742			161	8,903
Foreign currency translation adjustments						(735)				(66)	(801)

Balances, December 31, 2012	161,359	$1,612	46,783,568	$47	$248,469	$633	$(67,956)	29,990	$(96)	$(321)	$182,388

Vesting of restricted stock units			93,821								—
Stock-based compensation					2,779						2,779
Conversion of Series A convertible preferred stock to common stock	(65,237)	(652)	108,688		652						—
Issuance of common stock in connection with the acquisition of Mobilenet			329,344		1,633						1,633
Exercise of stock options			647,177	1	1,825						1,826
Exercise of SARs			253,882								—
Series A convertible preferred stock dividend	5,932	59					(59)				—
Net income							4,599			160	4,759
Foreign currency translation adjustments						(398)				(39)	(437)

Balances, December 31, 2013	102,054	$1,019	48,216,480	$48	$255,358	$235	$(63,416)	29,990	$(96)	$(200)	$192,948

See notes to consolidated financial statements.

Notes to consolidated financial statements

(In thousands, except share and per share amounts)

Note 1.    Organization and Business

ORBCOMM Inc. (“ORBCOMM” or the “Company”), a Delaware corporation, is a global wireless data communications company focused on machine-to-machine (“M2M”) communications. The Company’s services are designed to enable businesses and government agencies to track, monitor, and control and communicate with fixed and mobile assets. The Company operates a two-way global wireless data messaging system optimized for narrowband data communication. The Company also provides customers with technology to proactively monitor, manage and remotely control refrigerated transportation and other mobile assets. This technology enables the Company to expand its global technology platform by transferring capabilities across new and existing vertical markets and deliver complementary products to our channel partners and resellers worldwide. The Company provides these services through a constellation of 25 owned low-Earth orbit, or LEO satellites, two AIS microsatellites and accompanying ground infrastructure, and also provides terrestrial-based cellular communication services through reseller agreements with major cellular wireless providers. The Company’s satellite-based system uses small, low power, fixed or mobile satellite subscriber communicators (“Communicators”) for connectivity, and cellular wireless subscriber identity modules (“SIMS”) that are connected to the cellular wireless providers’ networks, with these systems capable of being connected to other public or private networks, including the Internet (collectively, the “ORBCOMM System”).

Note 2.    Basis of Presentation

As of December 31, 2013, the Company’s consolidated balance sheet has an accumulated deficit of $63,416. As of December 31, 2013, the Company’s primary source of liquidity consisted of cash and cash equivalents and restricted cash totaling $70,549, which the Company believes will be sufficient to provide working capital and milestone payments for its next-generation satellites for the next twelve months.

Note 3.    Summary of Significant Accounting Policies

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned and majority-owned subsidiaries, and investments in variable interest entities in which the Company is determined to be the primary beneficiary. All significant intercompany accounts and transactions have been eliminated in consolidation. The portions of majority-owned subsidiaries that the Company does not own are reflected as noncontrolling interests in the consolidated balance sheet. Investments in entities over which the Company has the ability to exercise significant influence but does not have a controlling interest are accounted for under the equity method of accounting. The Company considers several factors in determining whether it has the ability to exercise significant influence with respect to investments, including, but not limited to, direct and indirect ownership level in the voting securities, active participation on the board of directors, approval of operating and budgeting decisions and other participatory and protective rights. Under the equity method, the Company’s proportionate share of the net income or loss of such investee is reflected in the Company’s consolidated results of operations. Although the Company owns interests in companies that it accounts for pursuant to the equity method, the investments in those entities had no carrying value as of December 31, 2013 and 2012. The Company has no guarantees or other funding obligations to those entities, and the Company had no equity in the earnings or losses of those investees for the years ended December 31, 2013, 2012 and 2011. Noncontrolling interests in companies are accounted for by the cost method where the Company does not exercise significant influence over the investee.

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

Acquisition costs and loss on other investment

Acquisition-related costs directly relate to acquisitions. These costs include professional services expenses. For the years ended December 31, 2013, 2012 and 2011 acquisition-related costs were $1,658, $704 and $1,608, respectively.

In 2011, in connection with the acquisition of StarTrak, the Company recognized a loss of $305 on the disposition of its investment in Alanco for the difference between the fair value and the carrying value. The amount of the loss was recorded in other income (expense) in the consolidated statements of operations for year ended December 31, 2011.

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

Foreign currency translation

The Company has foreign operations where the functional currency is the local currency. For operations where the local currency is the functional currency, assets and liabilities are translated using end-of-period exchange rates; revenues, expenses and cash flows are translated using average rates of exchange. For these operations, currency translation adjustments are recognized in accumulated other comprehensive income. Foreign currency transaction gains and losses related to assets and liabilities that are denominated in a currency other than the functional currency are included in other income (expense) in the consolidated statements of operations. For the year ended December 31, 2013, the Company recorded a foreign exchange loss of $32. For the years ended December 31, 2012 and 2011, the Company recorded foreign exchange gains of $92 and $8, respectively.

Fair value of financial instruments

The Company has no financial assets or liabilities that are measured at fair value on a recurring basis. However, if certain triggering events occur the Company is required to evaluate the non-financial assets for impairment and any resulting asset impairment would require that a non-financial asset be recorded at the fair value. FASB Topic ASC 820 “Fair Value Measurement Disclosure”, prioritizes inputs used in measuring fair value into a hierarchy of three levels: Level 1- unadjusted quoted prices for identical assets or liabilities traded in active markets, Level 2- inputs other than quoted prices included within Level 1 that are either directly or indirectly observable; and Level 3- unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions that market participants would use in pricing. The carrying value of the Company’s financial instruments, including cash, accounts receivable, note receivable and accounts payable approximated their fair value due to the short-term nature of these items. The carrying value of the Senior Notes approximated its fair value due to the recent issuance. The fair value of the Note payable-related party is de minimis.

Cash and cash equivalents

The Company considers all liquid investments with original maturities of three months or less, at the time of purchase, to be cash equivalents.

Marketable securities

At December 31, 2012, marketable securities consisted of debt securities including U.S. government and agency obligations, corporate obligations and FDIC-insured certificates of deposit, which had stated maturities ranging from three months to less than one year. The Company classified these securities as held-to-maturity since it had the positive intent and ability to hold until maturity. These securities were carried at amortized cost.

Notes to consolidated financial statements

(In thousands, except share and per share amounts)

The changes in the fair value of these marketable securities, other than impairment charges, were not reported in the consolidated financial statements. During the year ended December 31, 2013, all remaining marketable securities matured and the principal balances were invested into cash and cash equivalents. At December 31, 2012, the fair value of the Company’s marketable securities approximates their carrying value (See Note 7).

Concentration of risk

The Company’s customers are primarily commercial organizations. Accounts receivable are generally unsecured.

Accounts receivable are due in accordance with payment terms included in contracts negotiated with customers. Amounts due from customers are stated net of an allowance for doubtful accounts. Accounts that are outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time accounts are past-due, its evaluation of the customer’s current ability to pay its obligations to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they are deemed uncollectible.

The following table presents customers with revenues greater than 10% of the Company’s consolidated total revenues for the periods shown:

	Years ended December 31,
	2013	2012	2011
Caterpillar Inc.	17.3%	17.7%	21.7%
Komatsu Ltd.	12.1%	12.0%	14.7%
Hitachi Construction Machinery Co., Ltd.	*	*	10.2%

*	Balance is less than 10% of consolidated revenues.

The following table presents customers with accounts receivable greater than 10% of the Company’s consolidated accounts receivable for the periods shown:

	December 31,
	2013	2012
Caterpillar Inc.	20.9%	24.2%

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

Assets under construction primarily consist of milestone payments pursuant to procurement agreements, which include the design, development, launch and other direct costs relating to the construction of the satellites and upgrades to the Company’s infrastructure and the Ground Component. Once these assets are placed in service they will be transferred to satellite network and then depreciation will be recognized using the straight-line method over the estimated lives of the assets. No depreciation has been recorded on these assets as of December 31, 2013.

The Company capitalizes interest on its notes payable during the construction period of its next-generation satellites. Capitalized interest is added to the cost of the next-generation satellites, which is included in assets under construction. For the years ended December 31, 2013, 2012 and 2011, interest expense capitalized was $4,562, $237 and $152 respectively, which represents all of the interest expense.

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

Capitalized software development costs

The Company capitalizes certain software development costs upon the establishment of technological feasibility. Technological feasibility is considered to have occurred upon completion of either a detail program design or a working model. Software development costs will be amortized over the estimated life of the project once it is has been released for commercial sale. No amortization expense was recorded for the years ended December 31, 2013, 2012 and 2011 as projects have not been released for sale.

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

Goodwill impairment test is a two-step process. The first step is used to identify potential impairment and compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test must be performed to measure the amount of impairment loss, if any. The second step is used to measure the amount of impairment loss and compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss must be recognized in an amount equal to that excess. The Company operates in one reportable segment which is its only reporting unit. Goodwill is assessed annually, at November 30, for impairment and in interim periods if certain events occur indicating that the carrying value may be impaired. There was no impairment for the years ended December 31, 2013, 2012 and 2011.

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

Pre-Acquisition Contingencies

The Company has evaluated and continues to evaluate pre-acquisition contingencies that existed as of the acquisition dates of the businesses acquired. If any pre-acquisition contingencies that were acquired as part of the acquisition become probable and estimable, the Company will record such amounts in the measurement period or the Company’s results of operations, as applicable.

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

Notes to consolidated financial statements

(In thousands, except share and per share amounts)

Note 4.    Acquisitions

The Company’s acquisition activity in 2013, 2012 and 2011, is as follows:

2013 Acquisition Activity

Sensor Enabled Notification System

Effective on the close of business on October 1, 2013, the Company completed the acquisition of certain assets and liabilities of Comtech Mobile Datacom Corporation (“Comtech”) Sensor Enabled Notification System (“SENS”) operations pursuant to an asset purchase agreement dated as of October 1, 2013. The consideration paid to acquire SENS was $1,978 in cash. As this acquisition was effective on October 1, 2013, the results of operations of SENS are included in the consolidated financial statements beginning October 2, 2013.

Preliminary Estimated Purchase Price Allocation

The total preliminary estimated purchase price was allocated to the net assets acquired based upon their preliminary estimated fair values as of the close of business on October 1, 2013 as set forth below. The excess of the preliminary purchase price over the preliminary net assets was recorded as goodwill. The preliminary allocation of the purchase price was based upon a preliminary valuation and the estimates and assumptions are subject to change. The areas of the preliminary purchase price allocation that are not yet finalized relate to the fair values of intangible assets and goodwill. The Company anticipates finalizing the purchase price allocation by the end of the third quarter of 2014. The preliminary estimated purchase price allocation for the acquisition is as follows:

Inventory	485
Intangible assets	1,270

Total identifiable assets acquired	1,755
Accounts payable and accrued expenses	(8)

Net identifiable assets acquired	1,747

Goodwill	231

Total preliminary purchase price	$1,978

Intangible Assets

The fair values of the technology and trademarks were estimated using a relief from royalty method under the income approach based on discounted cash flows. The fair value of the customer lists was estimated based on an income approach using the excess earnings method. A discount rate of 43% was selected to reflect risk characteristics of these intangible assets. The discount rate was applied to the projected cash flows associated with the assets in order to value the intangible assets. The remaining useful lives of the technology and trademarks were based on historical product development cycles, the projected rate of technology migration and a market participant’s use of these intangible assets and the pattern of projected economic benefit of these intangible assets. The remaining useful lives of customer lists were based on the customer attrition and the projected economic benefit of these customers.

	Estimated Useful life (years)	Amount
Customer lists	7	$980
Technology	10	260
Trademarks	3	30

		$1,270

Notes to consolidated financial statements

(In thousands, except share and per share amounts)

Goodwill

The acquisition of SENS gives the Company access to a customer base that includes military, international, government and commercial customers as well as expanded reach in growing regions, such as the Middle East, Asia and South America. These factors contributed to a preliminary estimated purchase price resulting in the recognition of goodwill. The acquired goodwill is deductible for income tax purposes.

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

During the three months ended September 30, 2013, the Company reached an agreement with SPC for a final working capital adjustment of $86 which was paid to the Company. As of December 31, 2013, this amount was recorded as a decrease to goodwill in the consolidated balance sheet since the adjustment was within the one-year measurement period.

As this acquisition was effective on April 3, 2013, the results of operations of GlobalTrak are included in the consolidated financial statements beginning April 4, 2013.

Purchase Price Allocation

The purchase price was allocated to the net assets acquired based upon their fair values as of the close of business on April 3, 2013 as set forth below. The excess of the purchase price over the net assets was recorded as goodwill. The purchase price allocation for the acquisition is as follows:

Cash and cash equivalents	$1,037
Accounts receivable	343
Inventory	1,023
Other current assets	405
Equipment	13
Intangible assets	500

Total identifiable assets acquired	3,321

Accounts payable and accrued expenses	(879)
Deferred revenues	(1,707)
Warranty	(295)

Total liabilities assumed	(2,881)
Net identifiable assets acquired	440

Goodwill	2,464

Total purchase price	$2,904

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

Indemnification Asset

In connection with the GlobalTrak Asset Purchase Agreement, the Company entered into an escrow agreement with SPC and an escrow agent. Under the terms of this escrow agreement, $500 was placed in an escrow account for up to fifteen months to fund any indemnification obligations to the Company primarily relating for breaches of representations and warranties made by SPC. Under the terms of the escrow agreement, SPC will be entitled to receive one-half of the $500, less the aggregate amount of claims made by the Company against SPC six months from April 3, 2013. In the event that the Company believes that an indemnity obligation of SPC has arisen under the GlobalTrak Asset Purchase Agreement, the Company shall have the right to provide written notice to the escrow agent and SPC setting forth a description of the claim and the amount of cash to be distributed to the Company from the escrow account. As of December 31, 2013, the Company has not recorded an indemnification asset for any indemnity obligations of SPC arising under the GlobalTrak Asset Purchase Agreement. The Company will continue to evaluate if there are any indemnity obligations of SPC arising under the GlobalTrak Asset Purchase Agreement during the remainder of the measurement period. In October 2013, the Company notified the escrow agent to release $250 from escrow and distribute the amount to SPC.

MobileNet, Inc.

Effective on the close of business on April 1, 2013, the Company completed the acquisition of substantially all of the assets of MobileNet, Inc. (“MobileNet”), pursuant to an Asset Purchase Agreement (the “MobileNet Asset Purchase Agreement”) dated as of March 13, 2013. As this acquisition was effective on April 1, 2013, the results of operations of MobileNet are included in the consolidated financial statements beginning April 2, 2013, however the impact of this acquisition was not material to the Company’s consolidated results of operations.

Notes to consolidated financial statements

(In thousands, except share and per share amounts)

The consideration paid by the Company on closing consisted of $3,203 in cash, subject to a final working capital adjustment specified in the MobileNet Asset Purchase Agreement and the issuance of 329,344 shares of the Company’s common stock (valued at $4.96 per share, which reflects the Company’s common stock closing price on April 1, 2013), of which 164,672 shares of common stock were placed into an escrow account for up to fifteen months from closing to fund any indemnification obligations to the Company primarily relating for breaches of representations and warranties made by MobileNet. During the three months ended September 30, 2013, the Company reached an agreement with MobileNet for a final working capital adjustment of $28 which was paid to MobileNet. As of December 31, 2013, this amount was recorded as an increase to goodwill in the consolidated balance sheet since the adjustment was within the one-year measurement period.

The following table summarizes the fair values of the purchase price:

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

Contingent earn-out consideration

The estimated fair value of the contingent earn-out amounts was determined based on the Company’s preliminary estimates using weighted probabilities to achieve the service revenues attributable to the MobileNet business for either of the two one year earn-out periods May 1, 2013 through April 30, 2014 and May 1, 2014 through April 30, 2015. At the acquisition date, the Company estimated the fair value of the contingent earn-out amounts using a probability-weighted discounted cash flow models discounted at 19% and recorded a liability for the estimated fair value of the contingent earn-out consideration. The fair value measurements are based on significant inputs not observed in the market and thus represents a Level 3 measurement. Any change in the fair value of the contingent earn-out amounts subsequent to the acquisition date, including changes from events after the acquisition date, will be recognized in earnings in the period the estimated fair value changes. Achievement of the service revenues lower than the targets will result in less being paid out. Achievement below certain thresholds will reduce the liability to zero. As of December 31, 2013, the Company estimated the fair value of the contingent earn-out amounts using a probability-weighted discounted models discounted at 18%. For the year ended December 31, 2013, the fair value of the earn-out amounts was decreased by $621 which is recorded in selling, general and administrative expenses in the consolidated statements of operations. As of December 31, 2013, $918 is included in other liabilities in the consolidated balance sheet.

Notes to consolidated financial statements

(In thousands, except share and per share amounts)

Purchase Price Allocation

The purchase price was allocated to the net assets acquired based upon their fair values as of the close of business on April 1, 2013 as set forth below. The excess of the purchase price over the net assets was recorded as goodwill. The purchase price allocation for the acquisition is as follows:

Accounts receivable	$363
Inventory	255
Other current assets	10
Intangible assets	3,460

Total identifiable assets acquired	4,088

Accrued expenses	(238)
Deferred revenues	(346)

Total liabilities assumed	(584)

Net identifiable assets acquired	3,504
Goodwill	2,900

Total preliminary purchase price	$6,404

Intangible Assets

The fair values of the technology and trademarks were estimated using a relief from royalty method under the income approach based on discounted cash flows. The fair value of the customer lists was estimated based on an income approach using the excess earnings method. A discount rate of 24% was selected to reflect risk characteristics of these intangible assets. The discount rate was applied to the projected cash flows associated with the assets in order to value the intangible assets. The remaining useful lives of the technology and trademarks were based on historical product development cycles, the projected rate of technology migration, a market participant’s use of these intangible assets and the pattern of projected economic benefit of these intangible assets. The remaining useful lives of customer lists were based on the customer attrition and the projected economic benefit of these customers.

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

Notes to consolidated financial statements

(In thousands, except share and per share amounts)

Indemnification Asset

In connection with the MobileNet Asset Purchase Agreement, the Company entered into an escrow agreement with MobileNet and an escrow agent. Under the terms of this escrow agreement, 164,672 shares of common stock were issued to MobileNet and placed in an escrow account for up to fifteen months to fund any indemnification obligations to the Company primarily relating for breaches of representations and warranties made by MobileNet. Under the terms of the escrow agreement, MobileNet will retain all rights and privileges of ownership of the common stock placed in the escrow account. Further subject to certain resale restrictions, MobileNet has the right to sell any of the common stock that was placed in escrow provided that all proceeds of any such sale are deposited directly with the escrow agent. In the event that the Company believes that an indemnity obligation of MobileNet has arisen under the MobileNet Asset Purchase Agreement, the Company shall have the right to provide written notice to the escrow agent and MobileNet setting forth a description of the distribution event and the number of shares of the Company’s common stock and or amount of cash to be distributed to the Company from the escrow account. The Company will direct the escrow agent to release to the Company from the escrow account a number of shares of common stock equal to the distribution amount valued at the 20-day average closing price from April 1, 2013. As of December 31, 2013, the Company has not recorded an indemnification asset for any indemnity obligations of MobileNet arising under the MobileNet Asset Purchase Agreement. The Company will continue to evaluate if there are any indemnity obligations of MobileNet arising under the MobileNet Asset Purchase Agreement during the remainder of the measurement period.

2012 Acquisition Activity

PAR Logistics Management Systems Corporation

Effective on the close of business on January 12, 2012, the Company completed the acquisition of the assets of PAR Logistics Management Systems Corporation (“LMS”), a wholly-owned subsidiary of PAR Technology Corporation (“PAR”), including but not limited to, accounts receivable, inventory, equipment, intellectual property, all of LMS’s rights to customer contracts, supplier lists and assumed certain liabilities pursuant to an Asset Purchase Agreement (“PAR Asset Purchase Agreement”) dated as of December 23, 2011. As this acquisition was effective on January 12, 2012, the results of operations of LMS are included in the consolidated financial statements beginning January 13, 2012.

The consideration paid by the Company to PAR on closing to acquire LMS consisted of $4,000 in cash, subject to a final working capital adjustment specified in the PAR Asset Purchase Agreement and the issuance of 645,162 shares of the Company’s common stock, of which 387,097 shares of common stock were placed into an escrow account for up to fifteen months from closing to fund any indemnification obligations to the Company, including for breaches of representations and warranties made by PAR. During the year ended December 31, 2013, the Company and PAR agreed to a working capital adjustment of $112 for amounts owed to the Company by PAR. This amount was recorded to other income in the Company’s consolidated statements of operations for the year ended December 31, 2013 since the adjustment to the working capital exceeded the one-year measurement period.

In addition to the consideration paid at closing, the PAR Asset Purchase Agreement provides for contingent payments of up to $3,950 payable post-closing by the Company to PAR. Up to $3,000 of the contingent payments will be payable based on achieving subscriber targets for calendar year 2012. Up to $950 of the contingent payments will be payable based on achieving sales targets through 2014. Any potential earn-out amount can be paid in common stock, cash or a combination at the Company’s option. Any shares of common stock to be issued will be based on the 20-day average closing price ending on the third trading day preceding the date of payment. At the acquisition date, the Company recorded a liability of $740 for the estimated fair value of the earn-out amounts. The potential earn-out amount for achieving the sales targets for any calendar year if earned will be paid within 30 days after the Company files its Form 10-K for years 2013 and 2014.

Notes to consolidated financial statements

(In thousands, except share and per share amounts)

Contingent earn-out consideration

The estimated fair value of the contingent earn-out amount was determined based on the Company’s estimates using weighted probabilities to achieve the sales targets for calendar years 2013 through 2014. The Company estimated the fair value of the sales targets contingent earn-out amounts using a probability-weighted discounted cash flow model. The Company has recorded a liability for the estimated fair value of the contingent earn-out consideration. The fair value measurements are based on significant inputs not observed in the market and thus represents a Level 3 measurement. Any change in the fair value of the contingent earn-out amounts subsequent to the acquisition date, including changes from events after the acquisition date will be recognized in earnings in the period the estimated fair value changes. Achievement of the sales target lower than the target will result in less than the $950 being paid out. Achievement below certain thresholds will reduce the liability to zero. For the year ended December 31, 2013, the fair value of the earn-out amounts was decreased by $382 which is recorded as a reduction of selling, general and administrative expenses in the consolidated statements of operations. For the year ended December 31, 2012, LMS did not achieve the subscriber target which resulted in a decrease in the fair value of the earn-out amounts by $150. For the year ended December 31, 2013 the fair value of the sales target earn-out amount decreased by $382. The decrease in the fair value of the earn-out was recorded as a reduction to selling general and administrative expenses in the consolidated statements of operations. As of December 31, 2013, $24 is included in accrued liabilities and $184 is included in other liabilities in the consolidated balance sheet. As of December 31, 2012, $320 is included in accrued liabilities and $270 is included in other liabilities in the consolidated balance sheet.

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

Indemnification Asset

PAR and the Company have agreed to release $843 from escrow to PAR. During the year ended December 31, 2013, the Company and PAR have agreed to release the remaining balance of $285 to the Company. The $285 was recorded to other income in the Company’s consolidated statements of operations for the year ended December 31, 2013 since the resolution of the claim exceeded the one-year measurement period.

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

In connection with the acquisition, the Company entered into an escrow agreement with Alanco. Under the terms of the escrow agreement, 166,611 shares of common stock were issued to Alanco and placed in an escrow account to cover 50% of certain costs relating to fuel sensor warranty obligations incurred by the Company. In the event that the sum of (i) aggregate warranty expenses (other than for fuel sensors) and (ii) any fuel sensor damages directly expended or accrued on the StarTrak balance sheet from March 1, 2011 through March 1, 2012 exceeds $600, the Company shall have the right to provide written notice to the escrow agent and Alanco setting forth a description of the fuel sensor distribution event and the number of shares of the Company’s common stock to be distributed to the Company from the escrow account. The number of shares of common stock that the Company will direct the escrow agent to release to the Company from the escrow account will equal 50% of the fuel sensor damages (excluding the amount of damages that when added to the non-fuel sensor damages equals $600) incurred or suffered from June 1, 2011 through March 1, 2012, valued at $3.001 per share. As a result, the Company has recorded $662 relating to the escrow agreement as an indemnification asset, which is included in other assets. For the years ended December 31, 2013 and 2012, the Company recorded a gain of $253 and $97, respectively, on the fair value of the common stock held in escrow, which is recorded in selling, general and administrative expenses in the consolidated statements of operations.

Pro Forma Results for the Acquisitions of GlobalTrak, LMS and StarTrak

The following table presents the unaudited pro forma results of the Company and GlobalTrak for the years ended December 31, 2013 and 2012, LMS for the years ended December 31, 2012 and 2011, and StarTrak for the year ended December 31, 2011, as though the companies had been combined as of the beginning of each of the periods presented. The pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of each period presented.

The supplemental pro forma revenues, net income (loss) attributable to ORBCOMM Inc. and the net income attributable to common stockholders for the period presented in the table below were adjusted to include the amortization of the intangible assets and income tax expense calculated from January 1, 2012 for GlobalTrak and from January 1, 2011 for StarTrak and LMS to the acquisition dates. Also the supplemental pro forma information was adjusted to exclude acquisition costs directly related to GlobalTrak, LMS, and StarTrak.

Notes to consolidated financial statements

(In thousands, except share and per share amounts)

The amount of GlobalTrak’s revenues and net loss included in the Company’s consolidated statements of operations from the acquisition date to December 31, 2013, GlobalTrak and LMS results of operations of the combined entity had the acquisition dates been January 1, 2012, and LMS and StarTrak results of operations of the combined entity had the acquisition dates been January 1, 2011, are as follows:

	Revenues	Net Income (loss) Attributable to ORBCOMM Inc.	Net Income (loss) Attributable to Common Stockholders
Actual from April 4, 2013 to December 31, 2013	$4,982	$(229)	$(229)

Supplemental proforma for the year ended December 31, 2013 (GlobalTrak)	$74,876	$4,134	$4,075

Supplemental proforma for the year ended December 31, 2012 (GlobalTrak and LMS)	$65,876	$6,611	$6,542

Supplemental proforma for the year ended December 31, 2011 (LMS and StarTrak)	$58,337	$(2,375)	$(2,447)

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

Note 5.    Stock-based Compensation

The Company’s share-based compensation plans consist of its 2006 Long-Term Incentives Plan (the “2006 LTIP”) and its 2004 Stock Option Plan. As of December 31, 2013, there were 3,338,701 shares available for grant under the 2006 LTIP.

For the years ended December 31, 2013, 2012 and 2011, the Company recognized stock-based compensation expense of $2,973, $1,801 and $1,914, respectively. For the years ended December 31, 2013, 2012 and 2011, the Company capitalized stock-based compensation of $130, $80 and $57 to satellite network and other equipment, respectively. The Company has not recognized and currently does not expect to recognize in the

Notes to consolidated financial statements

(In thousands, except share and per share amounts)

foreseeable future, any tax benefit related to stock-based compensation as a result of the full valuation allowance on its net deferred tax assets and its net operating loss carryforwards generated in the U.S.

The components of the Company’s stock-based compensation expense are presented below:

	For the Years Ended December 31,
	2013	2012	2011
Stock appreciation rights	$1,659	$1,475	$1,488
Restricted stock units	990	326	426
Market performance units	324	—	—

Total	$2,973	$1,801	$1,914

As of December 31, 2013, the Company had unrecognized compensation costs for all share-based payment arrangements totaling $2,910.

2006 LTIP

The 2006 LTIP provides for grants and awards of stock options, stock appreciation rights (“SARs”), common stock, restricted stock, restricted stock units (“RSUs”), performance units and performance shares to directors and employees. The maximum number of shares available for grant is 9,714,827. Stock options granted pursuant to the 2006 LTIP Plan have a maximum term of 10 years. The SARs expire 10 years from the date of grant and are payable in cash, shares of common stock or a combination of both upon exercise, as determined by the Compensation Committee. The 2006 LTIP is administrated by the Compensation Committee of the Company’s Board of Directors, which selects persons eligible to receive awards under the 2006 LTIP and determines the number, terms, conditions, performance measures and other provisions of the awards.

Time-Based Stock Appreciation Rights

In 2013, the Company granted 755,500 time-based SARs, which vest through June 2016.

A summary of the Company’s time-based SARs for the year ended December 31, 2013 is as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2013	3,422,967	$3.72
Granted	755,500	5.35
Exercised	(418,900)	2.59
Forfeited or expired	(148,000)	3.43

Outstanding at December 31, 2013	3,611,567	$4.20	6.93	$7,987

Exercisable at December 31, 2013	2,744,400	$3.92	6.11	$6,941

Vested and expected to vest at December 31, 2013	3,611,567	$4.20	6.93	$7,987

For the years ended December 31, 2013, 2012 and 2011, the Company recorded stock-based compensation expense of $1,412, $993 and $1,059 relating to these SARs, respectively. As of December 31, 2013, $2,326 of total unrecognized compensation cost relating to these SARs is expected to be recognized through June 2016.

Notes to consolidated financial statements

(In thousands, except share and per share amounts)

The weighted-average grant date fair value of the SARs granted in 2013, 2012 and 2011 was $3.31, $2.23 and $1.68 per share, respectively.

For the year ended December 31, 2013, the intrinsic value of the SARs exercised was $1,001.

Performance-Based Stock Appreciation Rights

In 2013, the Company granted 120,500 performance-based SARs for 2013 financial and operational targets, which are expected to vest in the first quarter of 2014. As of December 31, 2013, the Company estimates that 77,200 of these SARs will vest in the first quarter of 2014.

A summary of the Company’s performance-based SARs for the year ended December 31, 2013 is as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2013	1,034,025	$4.88
Granted	120,500	4.20
Exercised	(151,375)	2.90
Forfeited or expired	(137,437)	3.39

Outstanding at December 31, 2013	865,713	$5.37	6.47	$1,918

Exercisable at December 31, 2013	836,413	$5.41	6.37	$1,856

Vested and expected to vest at December 31, 2013	836,413	$5.41	6.37	$1,856

For the years ended December 31, 2013, 2012 and 2011, the Company recorded stock-based compensation expense of $247, $482 and $429 relating to these SARs, respectively. As of December 31, 2013, $47 of total unrecognized compensation cost related to these SARs is expected to be recognized through the first quarter of 2014.

The weighted-average grant date fair value of the SARs granted during the years ended December 31, 2013, 2012 and 2011 was $2.52, $2.06 and $2.00 per share, respectively.

For the year ended December 31, 2013, the intrinsic value of the SARs exercised was $290.

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

Years ended December 31,
	2013	2012	2011
Risk-free interest rate	.91% to 2.11%	.11% to 1.41%	1.00% to 2.65%
Expected life (years)	5.5 and 6.0	5.5 and 6.0	5.5 and 6.0
Estimated volatility factor	67.56% to 69.92%	71.18% to 74.34%	64.15% to 74.34%
Expected dividends	None	None	None

Notes to consolidated financial statements

(In thousands, except share and per share amounts)

Time-Based Restricted Stock Units

In 2013, the Company granted 80,270 time-based RSUs, which vest through January 2014.

A summary of the Company’s time-based RSUs for the year ended December 31, 2013 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Balance at January 1, 2013	88,821	$3.12
Granted	80,270	4.00
Vested	(83,821)	3.76
Forfeited or expired	—	—

Balance at December 31, 2013	85,270	$3.32

For the years ended December 31, 2013, 2012 and 2011, the Company recorded stock-based compensation expense of $357, $326 and $426 related to these RSUs, respectively. As of December 31, 2013, $65 of total unrecognized compensation cost related to these RSUs is expected to be recognized through December 2015.

Performance-based Restricted Stock Units

During the year ended December 31, 2013, the Company granted 258,000 performance-based RSUs for 2013 financial and operational targets which are expected to vest in the first quarter of 2014. As of December 31, 2013, the Company estimates that 201,538 of these RSUs will vest in the first quarter of 2014. In addition, during the three months ended December 31, 2013, the Company granted 55,000 performance-based RSUs for 2014 financial and operational targets which are expected to vest in the first quarter of 2015. As of December 31, 2013, the Company estimates that 100% of these RSUs will vest in the first quarter of 2015.

A summary of the Company’s performance-based RSUs for the year ended December 31, 2013 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Balance at January 1, 2013	—	$—
Granted	313,000	4.26
Vested	—	—
Forfeited or expired	—	—

Balance at December 31, 2013	313,000	$4.26

For the year ended December 31, 2013, the Company recorded stock-based compensation expense of $633 related to these RSUs. As of December 31, 2013, the Company has $472 of total unrecognized compensation cost related to these RSUs of which $160 is expected to be recognized through the first quarter of 2014 and $312 is expected to be recognized through the first quarter of 2015.

The fair value of the time-based and performance-based RSU awards are based upon the closing stock price of the Company’s common stock on the date of grant.

Notes to consolidated financial statements

(In thousands, except share and per share amounts)

Performance Units

In December 2013 and 2012, the Company granted Market Performance Units (“MPUs”) to its senior executives based on stock price performance over a three-year period measured on December 31 for each performance period. For MPUs granted in December 2012, the performance period covers fiscal years 2013, 2014 and 2015. For MPUs granted in December 2013, the performance period covers fiscal years 2014, 2015 and 2016. The MPUs will vest at the end of each performance period only if the Company satisfies the stock price performance targets and continued employment by the senior executives through the dates the Compensation Committee has determined that the targets have been achieved. The value of the MPUs that will be earned each year ranges up to 15% of each of the senior executives’ 2013 base salaries depending on the Company’s stock price performance target for that year. The value of the MPUs can be paid in either cash or common stock or a combination at the Company’s option. The MPUs are classified as a liability and are revalued at the end of reporting period based on the awards fair value over a three-year period.

As of December 31, 2013, the Compensation committee determined that the stock price performance target was achieved for fiscal year 2013. In January 2014, the Company issued 33,594 shares of its common stock as form of payment for achieving the fiscal year 2013 stock performance target.

As the MPUs contain both a performance and service condition, the MPUs have been treated as a series of three separate awards or tranches for purposes of recognizing stock-based compensation expense. The Company recognizes stock-based compensation expense on a tranche-by-tranche basis over the requisite service period for that specific tranche. The Company estimated the fair value of the MPUs granted using a Monte Carlo Simulation Model that used the following assumptions: risk-free interest rates of ranging from 0.13% to 0.78%, estimated volatility factor of 40% and no expected dividends. For the year ended December 31, 2013, the Company recorded stock-based compensation relating to these MPUs of $324. As of December 31, 2012, the value of the MPUs was insignificant.

Stock Options

Options granted under the 2004 Stock Option Plan have a maximum term of 10 years and vest over a period determined by the Company’s Board of Directors (generally four years) at an exercise price per share determined by the Board of Directors at the time of the grant. The 2004 stock option plan expires 10 years from the effective date, or when all options have been granted, whichever is sooner. The Company did not grant stock options in 2013, 2012 and 2011.

A summary of the status of the Company’s stock options as of December 31, 2013 is as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2013	737,291	$2.96
Granted	—	—
Exercised	(648,845)	2.81
Forfeited or expired	—	—

Outstanding at December 31, 2013	88,446	$4.04	0.81	$203

Exercisable at December 31, 2013	88,446	$4.04	0.81	$203

Vested and expected to vest at December 31, 2013	88,446	$4.04	0.81	$203

Notes to consolidated financial statements

(In thousands, except share and per share amounts)

For the year ended December 31, 2013, the intrinsic value of the stock options exercised was $1,629.

Note 6.    Net Income (Loss) Attributable to ORBCOMM Inc. Common Stockholders

Basic net income (loss) per common share is calculated by dividing net income (loss) attributable to ORBCOMM Inc. by the weighted-average number of common shares outstanding for the period. Diluted net income per common share is computed by giving effect to all potentially dilutive securities. Diluted net loss per common share is the same as basic net loss per common share, because potentially dilutive securities would have an antidilutive effect as the Company incurred a net loss for the year ended December 31, 2011. For the years ended December 31, 2013 and 2012, the Company reported net income attributable to ORBCOMM Inc. and included the effect of 1,351,964 and 879,312 Series A convertible preferred stock, SARs, RSUs and stock options, respectively, in its diluted weighted average common shares outstanding. For the year ended December 31, 2013, the Company included the effect of 8,399 shares of its common stock relating to the MPUs based on achieving its stock price performance target in 2013 in its diluted weighted average common shares outstanding.

The potentially dilutive securities excluded from the determination of diluted income (loss) per share as their effect is antidilutive, are as follows:

	Years Ended December 31,
	2013	2012	2011
SARs	3,590,838	4,079,861	3,534,266
RSUs	332,605	19,382	143,334
Stock options	—	590,118	757,828
Series A convertible preferred stock	—	—	310,337

	3,923,443	4,689,361	4,745,765

Note 7.    Marketable Securities

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

At December 31, 2012, the gross unrealized losses of $8 was primarily due to changes in interest rates and not credit quality of the issuer.

Notes to consolidated financial statements

(In thousands, except share and per share amounts)

Note 8.    Satellite Network and Other Equipment

Satellite network and other equipment consisted of the following:

	Useful life (years)	December 31,
		2013	2012
Land		$381	$381
Satellite network	1-10	29,362	24,976
Capitalized software	3-7	4,563	3,009
Computer hardware	3	2,419	1,852
Other	2-7	2,125	1,703
Assets under construction		118,806	89,658

		157,656	121,579
Less: accumulated depreciation and amortization		(24,628)	(20,371)

		$133,028	$101,208

During the years ended December 31, 2013 and 2012, the Company capitalized costs attributable to the design and development of internal-use software in the amount of $1,754 and $857, respectively. Depreciation and amortization expense for the years ended December 31, 2013, 2012 and 2011 was $4,616, $3,800 and $3,406, respectively. This includes amortization of internal-use software of $611, $388 and $347 for the years ended December 31, 2013, 2012 and 2011, respectively.

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

Notes to consolidated financial statements

(In thousands, except share and per share amounts)

Note 9.    Restricted Cash

Restricted cash primarily consists of the remaining cash collateral of $2,000 for a performance bond required by the FCC in connection with the construction, launch and operation of the 18 next-generation satellites that was authorized in the March 21, 2008 FCC Space Segment License modification. Under the terms of the performance bond, the cash collateral will be reduced in increments of $1,000 upon completion of specified milestones. The Company has classified the remaining $2,000 as a non-current asset at December 31, 2013 and December 31, 2012.

Note 10.    Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price of an acquired business over the estimated fair values of the underlying net tangible and intangible assets.

Goodwill consisted of the following:

Balance at January 1, 2013	$14,740
Addition resulting from the acquisition of MobileNet	2,900
Addition resulting from the acquisition of GlobalTrak	2,464
Addition resulting from the acquisition of SENS	231

Balance at December 31, 2013	$20,335

Goodwill is allocated to the Company’s one reportable segment which is its only reporting unit.

The Company’s intangible assets consisted of the following:

	Useful life (years)	December 31, 2013			December 31, 2012
		Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Customer lists	5, 7 and 10	$7,450	$(1,183)	$6,267	$3,820	$(776)	$3,044
Patents and technology	5 and 10	5,980	(1,398)	4,582	4,610	(563)	4,047
Trade names and trademarks	3, 5 and 10	1,090	(303)	787	860	(160)	700

		$14,520	$(2,884)	$11,636	$9,290	$(1,499)	$7,791

The weighted-average amortization period for the intangible assets is 9.5 years. The weighted-average amortization periods for customer lists, patents and technology and trademarks are 9.5, 9.5 and 8.7 years, respectively.

Amortization expense for the years ended December 31, 2013, 2012 and 2011 was $1,385, $1,024 and $1,589, respectively.

Notes to consolidated financial statements

(In thousands, except share and per share amounts)

Estimated amortization expense for intangible assets is as follows:

Years ending December 31,
2014	$1,591
2015	1,591
2016	1,588
2017	1,439
2018	1,401
Thereafter	4,026

$11,636

Note 11.    Accrued Liabilities

The Company’s accrued liabilities consisted of the following:

	December 31,
	2013	2012
Accrued compensation and benfits	$3,438	$3,092
Warranty	2,199	2,762
Corporate income tax payable	81	843
Contingent earn-out amount	24	320
AIS deployment and license agreement	192	216
Accrued satellite network and other equipment	212	1,559
Other accrued expenses	3,681	2,479

	$9,827	$11,271

For the years ended December 31, 2013 and 2012, changes in accrued warranty obligations consisted of the following:

	December 31,
	2013	2012
Balance at January 1,	$2,762	$2,631
Warranty liabilites assumed from acquisitions	300	993
Amortization of fair value adjustment of warranty liabilities acquired through acquisitions	(47)	(200)
Warranty expense	394	64
Warranty charges	(1,210)	(726)

Balance at December 31,	$2,199	$2,762

Notes to consolidated financial statements

(In thousands, except share and per share amounts)

Note 12.    Deferred Revenue

Deferred revenues consisted of the following:

	December 31,
	2013	2012
Service activation fees	$3,135	$2,690
Prepaid services	1,949	1,331
Prepaid product revenues	104	—
Warranty revenues	272	332

	5,460	4,353
Less current portion	(3,087)	(2,394)

Long-term portion	$2,373	$1,959

Note 13.    Note Payable — Related Party

In connection with the acquisition of a majority interest in Satcom in 2005, the Company recorded an indebtedness to OHB Technology A.G. (formerly known as OHB Teledata A.G.), a stockholder of the Company. At December 31, 2013, the principal balance of the note payable was €1,138 and it had a carrying value of $1,571. At December 31, 2012, the principal balance of the note payable was €1,138 and it had a carrying value of $1,503. The carrying value was based on the note’s estimated fair value at the time of acquisition. The difference between the carrying value and principal balance was being amortized to interest expense over the estimated life of the note of six years which ended in September 30, 2011. This note does not bear interest and has no fixed repayment term. Repayment will be made from the distribution profits (as defined in the note agreement) of ORBCOMM Europe LLC. The note has been classified as long-term and the Company does not expect any repayments to be required prior to January 1, 2015.

Note 14.    Note Payable

$45,000 9.5% Senior Notes

On January 4, 2013, the Company issued $45,000 aggregate principal amount of Senior Notes (“Senior Notes”) due January 4, 2018. Interest is payable quarterly at a rate of 9.5% per annum. The Senior Notes are secured by a first priority security interest in substantially all of the Company’s and its subsidiaries’ assets. The covenants in the Senior Notes limits the Company’s ability to among other things to, incur additional indebtedness and liens pay dividends, to sell, transfer, lease or otherwise dispose of the Company’s or subsidiaries assets, merge or consolidate with other companies. The Company is also required to obtain launch and one year in-orbit insurance for the next-generation satellites under the terms of the Senior Notes. The Company must also comply with a maintenance covenant of either having available liquidity of $10,000 (the sum of (a) cash and cash equivalents plus (b) the total amount available to be borrowed under a working capital facility) or a leverage ratio (consolidated total debt to consolidated adjusted EBITDA, adjusted for stock-based compensation, certain other non-cash items and other agreed upon other charges) of not more than 4.5 to 1.0. In connection with the issuance of the Senior Notes, the Company incurred approximately $1,387 of debt issuance costs, which will be amortized through January 4, 2018. For the year ended December 31, 2013, the amortization of the debt issuance costs was $265. For the year ended December 31, 2013, the Company capitalized all of the interest expense and amortization of the debt issuance costs to construction of the next-generation satellites.

As of December 31, 2013, the Company was in compliance with the financial covenants.

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

Key terms of the Series A convertible preferred stock are as follows:

Dividends

Holders of the Series A convertible preferred stock are entitled to receive a cumulative 4% dividend annually (calculated on the basis of the redemption price of $10.00 per share) payable quarterly in additional shares of the Series A convertible preferred stock. During the years ended December 31, 2013 and 2012, the Company issued dividends in the amount of 5,932 and 6,931 shares to the holders of the Series A Convertible preferred stock, respectively. As of December 31, 2013, dividends in arrears was $10.

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

At December 31, 2013, the Company has reserved 8,302,697 shares of common stock for future issuances related to employee stock compensation plans.

Note 16.    Segment Information

The Company operates in one reportable segment, M2M data communications. Other than satellites in orbit, long-lived assets outside of the United States are not significant. The following table summarizes revenues on a percentage basis by geographic region, based on the country in which the customer is located:

	Years ended December 31,
	2013	2012	2011
United States	84%	82%	83%
Japan	8%	15%	16%
Middle East	6%	—	—
Other	2%	3%	1%

	100%	100%	100%

Notes to consolidated financial statements

(In thousands, except share and per share amounts)

Note 17.    Income Taxes

The following is a summary of the Company’s provision for income taxes for the years ended December 31, 2013, 2012 and 2011:

	December 31,
	2013	2012	2011
Current
Federal	$36	$253	$43
State	198	—	—
International	376	1,111	733

Total	610	1,364	776

Deferred:
Federal	1,363	2,529	(4)
State	335	297	570
International	35	180	106
Valuation allowance	(1,048)	(2,980)	(621)

Total	685	26	51

Income taxes	$1,295	$1,390	$827

United States and foreign income (loss) before income taxes for the years ended December 31, 2013, 2012 and 2011 is as follows:

	Years ended December 31,
	2013	2012	2011
United States	$4,634	$6,126	$155
Foreign	1,420	4,167	616

Total	$6,054	$10,293	$771

Notes to consolidated financial statements

(In thousands, except share and per share amounts)

The components of net deferred tax assets (liabilities) are as follows:

	December 31,
	2013	2012
Deferred tax assets:
Current deferred tax assets:
Deferred revenues	$989	$856
Allowance for doubtful accounts	887	879
Inventory	235	89
Deferred compensation	448	108
Bonus accruals	455	375
Vacation accrual	160	163
Deferred rent	15	52
Warranty accrual	668	869
Installment sale note receivable	9	9
Other	—	57

Total current deferred tax assets	3,866	3,457

Non-current deferred tax assets:
Intangibles	441	274
Acquisition related costs	653	515
Deferred revenues	958	695
Deferred compensation	2,751	2,657
Deferred rent	163	39
Accrued expenses	321	317
Installment sale note receivable	576	577
Foreign tax credit	1,646	1,646
Alternative minimum tax credit	340	308
Tax loss carryforwards and credits	1,397	4,913

Total non-current current deferred tax assets	9,246	11,941

Total deferred tax assets	13,112	15,398

Current deferred tax liabilities:
Accrued expenses	—	(19)
Unremitted earnings of Japan Subsidiary	—	(2,455)

Total current deferred tax liabilities	—	(2,474)

Non-current deferred tax liabilities:
Satellite network and other property	(1,396)	(158)
Goodwill	(1,043)	(397)

Total non-current current deferred tax liabilities	(2,439)	(555)

Total deferred tax liabilities	(2,439)	(3,029)

Net deferred tax assets before valuation allowance	10,673	12,369
Less valuation allowance	(11,235)	(12,204)

Net deferred tax asset (liabilities)	$(562)	$165

Deferred tax assets, current	$623	$164
Deferred tax assets, non-current	1,254	398
Deferred tax liabilities, non-current	(2,439)	(397)

Net deferred tax assets (liabilities)	$(562)	$165

Notes to consolidated financial statements

(In thousands, except share and per share amounts)

Income taxes differs from the amount computed by applying the statutory U.S. Federal income tax rate because of the effect of the following items:

	Years Ended December 31,
	2013	2012	2011
Income tax expense at U.S. statutory rate of 34%	$2,063	$3,500	$262
State income taxes, net of federal benefit	466	196	566
Effect of foreign subsidiaries	7	146	630
Unremitted earnings of Japan subsidiary	—	2,455	—
Foreign tax credit	—	(1,646)	—
Other permanent items	(193)	(13)	(10)
Permanent items in connection with the purchase of noncontrolling interests in Satcom	—	(268)	—
Change in valuation allowance	(1,048)	(2,980)	(621)

Income tax	$1,295	$1,390	$827

In 2013, the Company’s provision for income taxes was primarily due to state income tax expense of $198, $645 from goodwill generated from the amortization of tax goodwill from the acquisitions and $452 from income generated from ORBCOMM Japan which operates in a foreign jurisdiction of Japan.

In 2012, the Company’s provision for income taxes was primarily due to an income tax expense of $1,137 from income generated from ORBCOMM Japan and $253 of alternative minimum tax.

As part of the Company’s accounting for the acquisitions, a portion of the purchase price was allocated to goodwill. The acquired goodwill is deductible for tax purposes and amortized over fifteen years for income tax purposes. Under GAAP, the acquired goodwill is not amortized in the Company’s financial statements, as such a deferred income tax expense and a deferred tax liability arise as a result of the tax deductibility for this amount for tax purposes but not for financial statement purposes. The resulting deferred tax liability, which is expected to continue to increase over time will remain on the Company’s balance sheet indefinitely unless there is an impairment of the asset.

As of December 31, 2013 and 2012, the Company maintained a valuation allowance against all of its net deferred tax assets, excluding goodwill, attributable to operations in the United States and all other foreign jurisdictions, except for Japan, as the realization was not considered more likely than not.

The net change in the total valuation allowance for the years ended December 31, 2013, 2012 and 2011 was $1,048, $2,980 and $621 respectively.

The Company recognizes tax benefits associated with the exercise of SARs and stock options and vesting of RSUs directly to stockholders’ equity only when the tax benefit reduces income tax payable on the basis that a cash tax savings has occurred. Accordingly, deferred tax assets are not recognized for net operating loss carryforwards resulting from tax benefits. As of December 31, 2013 and 2012, the Company has not recognized in its deferred tax assets an aggregate of $4,759 and $4,228 of windfall tax benefits associated with the exercise of SARs, stock options and the vesting of RSUs, respectively.

At December 31, 2013 and December 31, 2012, the Company had potentially utilizable federal and state net operating loss tax carryforwards of $7,078 and $15,898 respectively. The net operating loss carryforwards expire at various times through 2032. At December 31, 2013 and December 31, 2012, the Company had potentially

Notes to consolidated financial statements

(In thousands, except share and per share amounts)

utilizable foreign net operating loss carryforwards of $5,944 and $5,650, respectively. The foreign net operating loss carryforwards expire on various dates through 2033.

The utilization of the Company’s net operating losses may be subject to a substantial limitation due to the “change of ownership provisions” under Section 382 of the Internal Revenue Code and similar state provisions. Such limitation may result in the expiration of the net operating loss carryforwards before their utilization.

As of December 31, 2013, the Company has not provided deferred income taxes on the undistributed earnings of its Japan subsidiary. The amount of such earnings was $946. These earnings have been permanently reinvested and the Company does not plan to initiate action that would precipitate the payment of income taxes thereon. It is not practicable to estimate the amount of additional tax that might be payable on the undistributed earnings of its Japan subsidiary.

During the years December 31, 2013, 2012 and 2011, the Company recorded no significant unrecognized tax benefits. Due to the existence of the Company’s valuation allowance, the uncertain tax benefits if recognized would not impact the Company’s effective income tax rate. The Company is subject to U.S. federal and state examinations by tax authorities from 2010. The Company does not expect any significant changes to its unrecognized tax positions during the next twelve months.

No interest and penalties related to uncertain tax positions were accrued at December 31, 2013, 2012 and 2011.

The following table is a reconciliation of the beginning and ending amount of unrecognized tax benefits:

	2013	2012	2011
Balance at January 1,	$775	$775	$775
Additions for tax positions related to prior years	—	—	—
Additions for tax positions	—	—	—
Reductions for tax positions of prior years	—	—	—
Settlements	—	—	—

Balance at December 31,	$775	$775	$775

As of December 31, 2013 and 2012, the unrecognized tax benefits have been recorded as a reduction to the Company’s federal and state net operating loss tax carryforwards in deferred tax assets.

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

As of December 31, 2013, the Company has made milestone payments of $58,500 under the agreement, and anticipates making payments of approximately $47,970 during 2014.

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

The Falcon 9 Agreement anticipates that the Launch Services for 17 Satellites will be performed beginning during the second quarter of 2014, subject to certain rights of ORBCOMM and SpaceX to reschedule the Launch Services as needed. Either the Company or SpaceX may postpone and reschedule either Launch Service based on satellite and launch vehicle readiness, among other factors, subject to the payment of certain fees by the party requesting or causing the delay following 6 months of delay with respect to either of the two Launch Services.

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

As of December 31, 2013, the Company has made milestone payments of $35,145 under the Falcon 9 Agreement. The Company anticipates making payments of approximately $7,455 during 2014.

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

On September 21, 2012, SpaceX and the Company entered into a Secondary Payload Launch Services Agreement totaling $4,000 of the original $46,600 to launch the next-generation prototype which occurred on October 7, 2012 (See Note 8).

Airtime credits

In 2001, in connection with the organization of ORBCOMM Europe and the reorganization of the ORBCOMM business in Europe, the Company agreed to grant certain country representatives in Europe approximately $3,736 in airtime credits. The Company has not recorded the airtime credits as a liability for the following reasons: (i) the Company has no obligation to pay the unused airtime credits if they are not utilized; and (ii) the airtime credits are earned by the country representatives only when the Company generates revenue from the country representatives. The airtime credits have no expiration date. Accordingly, the Company is recording airtime credits as services are rendered and these airtime credits are recorded net of revenues from the country representatives. For the years ended December 31, 2013, 2012 and 2011 airtime credits used totaled approximately $31, $32 and $31, respectively. As of December 31, 2013 and 2012 unused credits granted by the Company were approximately $2,097 and $2,128, respectively.

Operating leases

The Company leases office, storage and other facilities under agreements classified as operating leases which expire through 2020. Future minimum lease payments, by year and in the aggregate, under non-cancelable operating leases with initial or remaining terms of one year or more as of December 31, 2013 are as follows:

Years ending December 31,
2014	$1,394
2015	1,790
2016	1,748
2017	1,797
2018	1,857
Thereafter	7,109

$15,695

Rent expense for the years ended December 31, 2013, 2012 and 2011 was approximately $2,554, $1,729 and $1,509, respectively.

Notes to consolidated financial statements

(In thousands, except share and per share amounts)

Agreements with cellular data providers.

The Company has contractual minimum payments under the terms of its agreements with certain cellular data providers. Future minimum payments for the years ended December 31, 2014, 2015, 2016, 2017 and 2018 are $2,429, $832, $339, $339 and $223, respectively.

Litigation

From time to time, the Company is involved in various litigation matters involving ordinary and routine claims incidental to its business. Management currently believes that the outcome of these proceedings, either individually or in the aggregate, will not have a material adverse effect on the Company’s business, results of operations or financial condition.

Note 19.    Employee Incentive Plans

The Company maintains a 401(k) plan. All employees who have been employed for three months or longer are eligible to participate in the plan. Employees may contribute up to 15% of eligible compensation to the plan, subject to certain limitations. The Company has the option of matching up to 50% of the amount contributed by each employee up to 6% of employee’s compensation. In addition, the plan contains a discretionary contribution component pursuant to which the Company may make an additional annual contribution. Contributions vest over a five-year period from the employee’s date of employment. For the years ended December 31, 2013 and 2012, the Company made $350 and $315 in contributions, respectively, and for the year ended December 31, 2011, the Company did not make any contributions.

Note 20.    Supplemental Disclosure of Noncash Investing and Financing Activities

	Years ended December 31,
	2013	2012	2011
Investing activities:
Common stock issued in connection with the acquisition of LMS	$—	2,123	—
Common stock issued in connection with the purchase of Satcom’s shares from noncontrolling ownership interests	—	1,000	—
AIS satellites accounted for as a capital lease	—	903	—
Acquisition-related contingent consideration	1,539	740	—
Adjustment to StarTrak and LMS warranty liabilities from finalizing the purchase price allocation	—	393	—
Common stock issued in connection with the acquisition of Mobilenet	1,634	—	—
Common stock issued in connection with the acquisition of StarTrak	—	—	8,349
Series A convertible preferred stock issued in connection with the acquisition of StarTrak	—	—	1,834
6% secured promissory note issued in connection with the acquisition of StarTrak	—	—	3,812
Cost method investment in Alanco delivered back to Alanco in connection with the acquisition of StarTrak	—	—	2,050
Capital expenditures incurred not yet paid	407	1,899	4,638
Stock-based compensation included in capital expenditures	130	80	57
Gateway and components recorded in inventory in current and prior years which were used for construction under satellite network and other equipment	175	33	123
Financing activities:
Common stock redeemed in treasury stock from closing escrow agreement	—	96	—
Series A convertible preferred stock dividend paid in kind	59	69	27
Common stock issued as a form of payment for bonus	—	—	125

Notes to consolidated financial statements

(In thousands, except share and per share amounts)

Note 21.    Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2013
Revenues	$16,720	$18,559	$19,693	$19,240
Income from operations	1,355	1,603	1,210	1,533
Net income attributable to ORBCOMM Inc.	1,108	1,686	986	819
Net income per common share-basic:
Net income attributable to ORBCOMM Inc.	0.02	0.04	0.02	0.02
Net income per common share-diluted
Net income attributable to ORBCOMM Inc.	0.02	0.03	0.02	0.02
Weighted-average shares outstanding:
Basic	46,836,841	47,296,131	47,497,956	48,037,156
Diluted	48,143,185	48,430,379	48,810,357	49,482,702

2012
Revenues	$15,879	$16,319	$16,094	$16,206
Income from operations	1,747	2,370	2,564	2,417
Net income attributable to ORBCOMM Inc.	2,409	1,882	2,324	2,127
Net income per common share-basic:
Net income attributable to ORBCOMM Inc.	0.05	0.04	0.05	0.05
Net income per common share-diluted
Net income attributable to ORBCOMM Inc.	0.05	0.04	0.05	0.04
Weighted-average shares outstanding:
Basic	46,351,444	46,705,574	46,729,345	46,751,378
Diluted	47,192,756	47,448,918	47,558,818	47,562,352

Note 22. Subsequent Events

Secondary Offering

On January 17, 2014, the Company completed a public offering of 6,325,000 shares of its common stock including 825,000 shares sold upon full exercise of the underwriters’ overallotment option at a price of $6.15 per share. The Company received net proceeds of approximately $36,954 after deducting underwriters’ discounts and commissions and offering costs.

Warranty Liabilities and Escrow Agreement

On February 24, 2014 the Company and Alanco agreed to distribute the 166,611 shares of common stock from the escrow account to Alanco. In consideration for agreeing to distribute these shares of common stock, the Company received $691 from Alanco (See Note 4).

Euroscan Holding B.V.

On March 11, 2014, the Company completed the acquisition of 100% of the outstanding equity of Euroscan Holding B.V. (“Euroscan”). The acquisition was pursuant to the Share Purchase Agreement dated March 11, 2014.

The aggregate consideration paid by the Company at the closing was equal to twenty one million Euros (€21,000,000), payable in cash and common stock as follows; cash consideration in an amount equal to $26,942,720 (€19,400,000), subject to an adjustment for working capital and net cash, and a total of 291,230 shares of the Company’s common stock.

In addition to the closing consideration, contingent consideration of up to four million seven hundred fourteen thousand two hundred fourteen Euros (€4,714,214) equivalent to $6,547,100, is payable by the Company based on the achievement of Euroscan with respect to various metrics measured over three one-year periods.

Schedule II — Valuation and Qualifying Accounts

	Col. B Balance at Beginning of the Period	Col. C			Col. D Deductions		Col. E Balance at End of the Period
Description		Charged to Costs and Expenses	Charged to Other Accounts
	(Amounts in thousands)
Year ended December 31, 2013
Allowance for doubtful receivables	$300	157	(51	)(1)	(127)		$279
Deferred tax asset valuation allowance	$12,204	(1,048)	21	(2)	58	(3)	$11,235
Year ended December 31, 2012
Allowance for doubtful receivables	$300	12	(1	)(1)	(11)		$300
Deferred tax asset valuation allowance	$15,019	(2,980)	(45	)(2)	210	(3)	$12,204
Year ended December 31, 2011
Allowance for doubtful receivables	$557	(8)	(249	)(1)	—		$300
Deferred tax asset valuation allowance	$14,890	(621)	—	(2)	750	(3)	$15,019

(1)	Amounts relate to write-offs net of recoveries.

(2)	Amounts relate to differences in foreign exchange rates.

(3)	Amounts relate to deferred tax assets acquired in acquisitions.

Exhibit Index

Exhibit No.	Description	Page No.
3.1	Restated Certificate of Incorporation of the Company, filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, is incorporated herein by reference.
3.2	Amended Bylaws of the Company, filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, is incorporated herein by reference.
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

†10.2

Launch Services Agreement, dated December 21, 2012 between the Company and Space Exploration Technologies Corporation, filed as Exhibit 10.2 to Amendment No. 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, is incorporated herein by reference.

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

*10.8	Summary of Non-Employee Director Compensation, filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, is incorporated herein by reference.
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

†10.15

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

10.16

Asset Purchase Agreement dated as of March 13, 2013 between the Company and System Planning Corporation, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, is incorporated herein by reference.

10.17

Asset Purchase Agreement dated as of March 13, 2013 between the Company and MobileNet, Inc., filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, is incorporated herein by reference.

†10.18

$45,000,000 9.5% Senior Secured Note Agreement dated January 4, 2013, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, is incorporated herein by reference.

21	Subsidiaries of the Company.
23	Consent of KPMG LLP, an independent registered public accounting firm.
24	Power of Attorney authorizing certain persons to sign this Annual Report on behalf of certain directors and executive officers of the Company.

Exhibit No.	Description	Page No.
31.1	Certification of the Chief Executive Officer and President required by Rule 13a-14(a).
31.2	Certification of the Executive Vice President and Chief Financial Officer required by Rule 13a-14(a).
32	Certification of the Chief Executive Officer and President and Executive Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.

†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment. The omitted portions have been separately filed with the Securities and Exchange Commission.