Form 10-Q
period 2014-03-31
ORBCOMM Inc.
filed 2014-05-09
CIK 1361983

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock as of May 5, 2014 is 55,181,337.

Condensed Consolidated Balance Sheets	3
Condensed Consolidated Statements of Operations	4
Condensed Consolidated Statements of Comprehensive Income	5
Condensed Consolidated Statements of Cash Flows	6
Condensed Consolidated Statements of Changes in Equity	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3. Quantitative and Qualitative Disclosures about Market Risks	32
Item 4. Disclosure Controls and Procedures	32
PART II — OTHER INFORMATION	33
Item 1. Legal Proceedings	33
Item 1A. Risk Factors	33
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 3. Defaults Upon Senior Securities	33
Item 4. Mine Safety Disclosures	33
Item 5. Other Information	33
Item 6. Exhibits	33
SIGNATURES	34
EXHIBIT INDEX	34
Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

ORBCOMM Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

(Unaudited)

	March 31,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$74,670	$68,354
Accounts receivable, net of allowances for doubtful accounts of $352 and $279	15,769	14,098
Inventories	6,616	5,186
Prepaid expenses and other current assets	2,449	1,768
Deferred income taxes	623	623

Total current assets	100,127	90,029
Satellite network and other equipment, net	136,544	133,028
Goodwill	40,711	20,335
Intangible assets, net	28,574	11,636
Restricted cash	2,195	2,195
Other assets	2,408	2,997
Deferred income taxes	1,254	1,254

Total assets	$311,813	$261,474

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$4,507	$2,575
Accrued liabilities	10,385	9,827
Current portion of deferred revenue	3,353	3,087

Total current liabilities	18,245	15,489
Note payable—related party	1,571	1,571
Note payable	45,000	45,000
Deferred revenue, net of current portion	2,452	2,373
Deferred tax liabilities	7,059	2,439
Other liabilities	4,979	1,654

Total liabilities	79,306	68,526

Commitments and contingencies
Equity:
ORBCOMM Inc. stockholders’ equity
Preferred Stock Series A, par value $0.001; 1,000,000 shares authorized; 93,232 and 102,054 shares issued and outstanding	931	1,019
Common stock, par value $0.001; 250,000,000 shares authorized; 55,211,327 and 48,216,480 shares issued	55	48
Additional paid-in capital	295,412	255,358
Accumulated other comprehensive income	234	235
Accumulated deficit	(63,857)	(63,416)
Less treasury stock, at cost, 29,990 shares at March 31, 2014 and December 31, 2013	(96)	(96)

Total ORBCOMM Inc. stockholders’ equity	232,679	193,148
Noncontrolling interests	(172)	(200)

Total equity	232,507	192,948

Total liabilities and equity	$311,813	$261,474

See notes to condensed consolidated financial statements.

ORBCOMM Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three months ended
	March 31,
	2014	2013
Revenues:
Service revenues	$14,426	$13,890
Product sales	4,924	2,830

Total revenues	19,350	16,720

Cost of revenues, exclusive of depreciation and amortization shown below:
Cost of services	5,070	4,737
Cost of product sales	4,027	2,103

Gross profit	10,253	9,880
Operating expenses:
Selling, general and administrative	6,806	6,077
Product development	679	786
Depreciation and amortization	1,799	1,258
Acquisition-related costs	1,184	404

(Loss) income from operations	(215)	1,355
Other (expense) income:
Interest income	2	17
Other expense	(16)	(11)
Interest expense	(2)	(46)

Total other (expense) income	(16)	(40)

(Loss) income before income taxes	(231)	1,315
Income taxes	173	145

Net (loss) income	(404)	1,170
Less: Net income attributable to the noncontrolling interests	27	62

Net (loss) income attributable to ORBCOMM Inc.	$(431)	$1,108

Net (loss) income attributable to ORBCOMM Inc. common stockholders	$(441)	$1,092

Per share information-basic:
Net (loss) income attributable to ORBCOMM Inc. common stockholders	$(0.01)	$0.02

Per share information-diluted:
Net (loss) income attributable to ORBCOMM Inc. common stockholders	$(0.01)	$0.02

Weighted average common shares outstanding:
Basic	53,213	46,837

Diluted	53,213	48,143

See notes to condensed consolidated financial statements.

ORBCOMM Inc.

Condensed Consolidated Statements of Comprehensive (Loss) Income

(in thousands)

(Unaudited)

	Three months ended
	March 31,
	2014	2013
Net (loss) income	$(404)	$1,170

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	—	(154)

Other comprehensive income (loss)	—	(154)

Comprehensive income	(404)	1,016

Less comprehensive (loss) attributable to noncontrolling interests	(28)	(91)

Comprehensive (loss) income attributable to ORBCOMM Inc.	$(432)	$925

See notes to condensed consolidated financial statements.

ORBCOMM Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three months ended
	March 31,
	2014	2013
Cash flows from operating activities:
Net (loss) income	$(404)	$1,170
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Change in allowance for doubtful accounts	73	37
Change in the fair value of acquisitions-related contingent consideration	(563)	—
Amortization of the fair value adjustment related to warranty liabilities acquired through acquisitions	(19)	(9)
Depreciation and amortization	1,799	1,258
Stock-based compensation	881	626
Foreign exchange losses	16	11
Amortization of premium on marketable securities	—	125
Increase in fair value of indemnification assets	(126)	(135)
Loss on settement agreement in connection with the indemnification assets	97	—
Deferred income taxes	63	63
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	891	(2,267)
Inventories	(34)	599
Prepaid expenses and other assets	(300)	(175)
Accounts payable and accrued liabilities	(2,169)	(1,892)
Deferred revenue	288	171
Other liabilities	146	66

Net cash provided by (used in) operating activities	639	(352)

Cash flows from investing activities, net of acquisition:
Acquisition of Euroscan, net of cash acquired of $280	(28,883)	—
Capital expenditures	(2,735)	(11,940)
Proceeds received from settlement agreement in connection with the indemnification assets	691	—
Purchases of marketable securities	—	(48,762)
Proceeds from maturities of marketable securities	—	19,910

Net cash used in investing activities	(30,927)	(40,792)

Cash flows from financing activities
Proceeds received from issuance of common stock in connection with public offering, net of underwriters’ discounts and commissions and offering costs of $2,228	36,607	—
Proceeds received from issuance of $45,000 Senior Notes	—	45,000
Cash paid for debt issuance costs	—	(1,059)
Proceeds received from exercise of stock options	62	161
Principal payment of note payable	—	(3,450)
Principal payments of capital leases	(45)	(75)

Net cash provided by financing activities	36,624	40,577

Effect of exchange rate changes on cash and cash equivalents	(20)	(268)

Net increase (decrease) in cash and cash equivalents	6,316	(835)
Beginning of period	68,354	34,783

End of period	$74,670	$33,948

Supplemental disclosures of cash flow information:
Cash paid for
Interest	$1,069	$1,033

Income taxes	$101	$787

Supplemental schedule of noncash investing and financing activities
Noncash investing and financing activities:
Capital expenditures incurred not yet paid	$950	$952

Stock-based compensation included in capital expenditures	$61	$25

Series A convertible preferred stock dividend paid in-kind	$10	$16

Issuance of common stock in connection with the acquisition of Euroscan	$2,243	$—

Common stock issued as form of payment for MPUs	$213	$—

Acquisition-related contingent consideration	$4,800	$—

Unpaid debt issuance costs included in accrued liabilities	$—	$450

See notes to condensed consolidated financial statements.

ORBCOMM Inc.

Condensed Consolidated Statements of Changes in Equity

Three months ended March 31, 2014 and 2013

(in thousands, except share data)

(Unaudited)

						Accumulated
	Series A convertible				Additional	other
	Preferred stock		Common stock		paid-in	comprehensive	Accumulated	Treasury stock		Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	income	deficit	Shares	Amount	interests	equity
Balances, January 1, 2014	102,054	$1,019	48,216,480	$48	$255,358	$235	$(63,416)	29,990	(96)	$(200)	$192,948
Vesting of restricted stock units	—	—	281,208	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	838	—	—	—	—	—	838
Public offering of common stock, net of underwriters’ discounts and commissions and offering costs	—	—	6,325,000	6	36,601	—	—	—	—	—	36,607
Common stock issued as form of payment for MPUs	—	—	33,594	—	213	—	—	—	—	—	213
Conversion of Series A convertible preferred stock to common stock	(9,836)	(98)	16,387	—	98	—	—	—	—	—	—
Issuance of common stock	—	—	291,230	1	2,242	—	—	—	—	—	2,243
Series A convertible preferred stock dividend	1,014	10	—	—	—	—	(10)	—	—	—	—
Exercise of SARs	—	—	26,636	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	20,792	—	62	—	—	—	—	—	62
Net income (loss)	—	—	—	—	—	—	(431)	—	—	27	(404)
Foreign currency translation adjustments	—	—	—	—	—	(1)	—	—	—	1	—

Balances, March 31, 2014	93,232	$931	55,211,327	$55	$295,412	$234	$(63,857)	29,990	$(96)	$(172)	$232,507

Balances, January 1, 2013	161,359	$1,612	46,783,568	$47	$248,469	$633	$(67,956)	29,990	(96)	$(321)	182,388
Vesting of restricted stock units	—	—	83,821	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	600	—	—	—	—	—	600
Conversion of Series A convertible preferred stock to common stock	(11,011)	(110)	18,345	—	110	—	—	—	—	—	—
Series A convertible preferred stock dividend	1,606	16	—	—	—	—	(16)	—	—	—	—
Exercise of stock options	—	—	66,668	—	161	—	—	—	—	—	161
Exercise of SARs	—	—	31,160	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	1,108	—	—	62	1,170
Foreign currency translation adjustments	—	—	—	—	—	(183)	—	—	—	29	(154)

Balances, March 31, 2013	151,954	$1,518	46,983,562	$47	$249,340	$450	$(66,864)	29,990	$(96)	$(230)	$184,165

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

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to SEC rules. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

The following reclassifications have been made to the accompanying unaudited condensed consolidated statements of operations: depreciation and amortization was reclassified from cost of services, cost of product sales, product development, and selling, general and administrative expenses into its own caption in the condensed consolidated statements of operations. In addition, the condensed consolidated statements of operations includes a gross profit subtotal caption. Prior period financial statement amounts have been reclassified to conform to current period presentation. These reclassifications had no effect on previously reported net income.

In the opinion of management, the financial statements as of March 31, 2014 and for the three month periods ended March 31, 2014 and 2013 include all adjustments (including normal recurring accruals) necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

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

Although the Company owns interests in companies that it accounts for pursuant to the equity method, the investments in those entities had no carrying value as of March 31, 2014 and December 31, 2013. The Company has no guarantees or other funding obligations to those entities. The Company had no equity or losses of those investees for the three months ended March 31, 2014 and 2013.

When the Company does not exercise significant influence over the investee the investment is accounted under the cost method.

Acquisition-related costs

Acquisition-related costs directly relate to acquisitions and include professional services expenses and may include identifiable integration costs. For the three months ended March 31, 2014 and 2013, acquisition-related costs were $1,184 and $404, respectively.

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

The carrying value of the Company’s financial instruments, including cash, accounts receivable, note receivable and accounts payable approximated their fair value due to the short-term nature of these items. The carrying value of the Senior Notes approximated its fair value due to the recent issuance (See Note 11). The fair value of the Note payable-related party is de minimis.

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

The following table presents customers with revenues greater than 10% of the Company’s consolidated total revenues for the periods shown:

	Three Months ended
	March 31,
	2014	2013
Caterpillar Inc.	14.4%	25.4%
Komatsu Ltd.	12.1%	13.2%

The following table presents customers with accounts receivable greater than 10% of the Company’s consolidated accounts receivable for the periods shown:

	March 31,	December 31,
	2014	2013
Caterpillar Inc.	18.2%	20.9%

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

3. Acquisitions

Euroscan Holding B.V.

On March 11, 2014, the Company completed the acquisition of 100% of the outstanding equity of Euroscan Holding B.V., including, indirectly, its wholly-owned subsidiaries Euroscan B.V., Euroscan GmbH Vertrieb Technischer Geräte, Euroscan Technology Ltd. and Ameriscan, Inc. (collectively, the “Euroscan Group” or “Euroscan”). The acquisition was completed pursuant to the Share Purchase Agreement dated March 11, 2014 (the “Share Purchase Agreement”), entered into by the Company and MWL Management B.V., R.Q. Management B.V., WBB GmbH, ING Corporate Investments Participaties B.V. and Euroscan Holding B.V., as sellers. As this acquisition was effective on March 11, 2014, the results of operations of Euroscan are included in the condensed consolidated financial statements beginning March 12, 2014. The acquisition of Euroscan was not considered significant under SEC Regulation S-X.

The aggregate consideration paid by the Company at the closing was valued at $29,185 (€21,000), subject to adjustments for working capital and net cash (on a debt free, cash free basis), payable in cash and common stock as follows:

(i)	Cash consideration in an amount equal to $29,163 (€20,999) payable in Euros, which includes an initial working capital estimate of $2,220 (€1,599) subject to a final working capital adjustment and net cash. €1,000 of such cash consideration was placed in escrow with a third party to be available to pay any indemnification obligations of MWL Management B.V. and R.Q. Management B.V. under the Share Purchase Agreement; and

(ii)	Issuance of 291,230 shares of the Company’s common stock to MWL Management B.V. and R.Q. Management B.V (based on €1,600 divided by the 20-day-average closing price of the Company’s common stock ending on the second business day prior to the execution of the Share Purchase Agreement). The 291,230 shares of common stock were valued at $7.70 per share, which reflected the Company’s closing price of common stock on March 11, 2014

In addition to the consideration paid at closing, the Share Purchase Agreement provides for contingent consideration of up to $6,547 (€ 4,714) (the “Earn-Out”) and is payable post-closing by the Company to MWL Management B.V. and R.Q. Management B.V. Up to $2,778 (€2,000) will be payable based on achieving an increase in number of wireless subscribers attributable to the Euroscan Group for three one-year earn-out periods April 1, 2014 through March 31, 2015, April 1, 2015 through March 31, 2016 and April 1, 2016 through March 31, 2017. Up to $2,083 (€1,500) will be payable based on achieving certain gross profits of the Euroscan Group, subject to certain adjustments for three earn-out periods March 11, 2014 through December 31, 2014, January 1, 2015 through December 31, 2015 and January 1, 2016 through December 31, 2016. Up to $1,686 (€1,214) will be payable based on achieving certain operational milestones obtained before March 31, 2017. Any shares of common stock to be issued will be based on the 20-day average closing price of the Company’s common stock prior to the last trading day of the earn-out periods.

The following table summarizes the fair value of the purchase price:

Cash	$29,163
Issuance of 291,230 shares of common stock (valued at $7.70 per share, which reflects the Company’s common stock closing price on March 11, 2014)	2,242
Fair value of contingent earn-out amounts	4,800

Total	$36,205

Preliminary Estimated Purchase Price Allocation

The total preliminary estimated purchase price was allocated to the net assets acquired based upon their preliminary estimated fair values as of the close of business on March 11, 2014 as set forth below. The excess of the preliminary purchase price over the preliminary net assets was recorded as goodwill. The preliminary allocation of the purchase price was based upon a preliminary valuation and the estimates and assumptions are subject to change. As of March 31, 2014 the purchase price allocation and estimated purchase price is preliminary due to the proximity to the acquisition date. The Company anticipates finalizing the purchase price allocation by the first quarter of 2015. The preliminary estimated purchase price allocation for the acquisition is as follows:

Cash	$280
Accounts receivable	2,613
Inventory	1,394
Other current assets	502
Property, plant and equipment	324
Intangible assets	17,400
Other noncurrent assets	171

Total identifiable assets acquired	22,684

Accounts payable and accrued expenses	(2,503)
Deferred revenues	(44)
Deferred tax liabilities	(4,558)

Total liabilities assumed	(7,105)

Net identifiable assets acquired	15,579
Goodwill	20,626

Total preliminary purchase price	$36,205

Intangible Assets

The fair values of the technology and trademarks were estimated using a relief from royalty method under the income approach based on discounted cash flows. The fair value of the customer lists was estimated based on an income approach using the excess earnings method. A discount rate of 17.5% was selected to reflect risk characteristics of these intangible assets. The discount rate was applied to the projected cash flows associated with the assets in order to value the intangible assets. The remaining useful lives of the technology and trademarks were based on historical product development cycles, the projected rate of technology migration and a market participant’s use of these intangible assets and the pattern of projected economic benefit of these intangible assets. The remaining useful lives of customer lists were based on the customer attrition and the projected economic benefit of these customers.

	Estimated
	Useful life
	(years)	Amount
Customer lists	12	$14,400
Technology	10	2,400
Trademarks	10	600

		$17,400

Goodwill

The acquisition of Euroscan allows the Company to complement its North American Operations in M2M by adding a significant distribution channel in Europe and other key geographies where Euroscan has market share. These factors contributed to a preliminary estimated purchase price resulting in the recognition of goodwill. The goodwill recorded as part of the acquisition is partially related to the establishment of a deferred tax liability for the intangible assets which have no tax basis and, therefore, will not result in a future tax deduction. As of March 31, 2014, the Company does not intend to make the Internal Revenue Code Section 338(g) election to treat the acquisition as a deemed asset sale. The goodwill attributable to the acquisition is not deductible for tax purposes. However, the period of making the election with the Internal Revenue Service remains open for 8.5 months from the acquisition date.

Contingent earn-out consideration

The estimated fair value of the contingent earn-out amounts was determined based on the Company’s preliminary estimates using weighted probabilities to achieve an increase in the number of wireless subscribers attributable to the Euroscan Group business for three one-year earn-out periods covering April 1, 2014 through March 31, 2017, and specific gross profit thresholds attributable to the Euroscan Group business for three earn-out periods covering March 11, 2014 through December 31, 2014, January 1, 2015 through December 31, 2015 and January 1, 2016 through December 31, 2016. In addition, the estimated fair value of the contingent earn-out amounts for obtaining certain operational milestones was determined based on the Company’s preliminary estimates using weighted probabilities for achieving the milestones before March 31, 2017.

At the acquisition date, the Company estimated the fair value of the contingent earn-out amounts using probability-weighted discounted cash flow models discounted at 16.5% for the wireless subscribers and gross profit earn-outs and 0.5-1.5% for the operational milestones earn-outs, and recorded a liability for the estimated fair value of the contingent earn-out consideration. The fair value measurements are based on significant inputs not observed in the market and thus represents a Level 3 measurement. Any change in the fair value of the contingent earn-out amounts subsequent to the acquisition date, including changes from events after the acquisition date, will be recognized in earnings in the period the estimated fair value changes. Achievement of the earn-out measures lower than the targets will result in less being paid out. Achievement below certain thresholds will reduce the liability to zero. The undiscounted range of potential payments related to the number of wireless subscribers earn-out is from $0 to $2,778, gross profit target earn-outs is from $0 to $2,083, and certain operational milestones earn-out is from $0 to $1,686. As of March 31, 2014, the Company estimated the fair value of the contingent earn-out amounts at $4,800 using probability-weighted discounted models, and recorded $1,056 in accrued liabilities and $3,744 in other liabilities in the condensed consolidated balance sheet.

Indemnification Asset

In connection with the Share Purchase Agreement, the Company entered into an escrow agreement with MWL Management B.V., R.Q. Management B.V and an escrow agent. Under the terms of this escrow agreement, €1,000 was placed in an escrow account through March 11, 2016 (subject to reduction as described below) to fund any indemnification obligations to the Company under the Share Purchase Agreement. Under the terms of the escrow agreement, the escrow amount is subject to reduction and early release to the extent no unresolved claims exist in accordance with the following provisions: (1) On September 11, 2014, the escrow amount is reduced by €250 which amount is then distributed to MWL Management B.V. and R.Q. Management B.V., (2) On March 11, 2015, the escrow amount is further reduced by €250 which amount is then distributed to MWL Management B.V. and R.Q. Management B.V and (3) On September 11, 2015, the escrow amount is further reduced by €250 which amount is then distributed to MWL Management B.V. and R.Q. Management B.V. On March 11, 2016, the remaining balance of the escrow account will be distributed to MWL Management B.V. and R.Q. Management B.V to the extent no resolved claims exist.

Pre-Acquisition Contingencies

The Company has evaluated and continues to evaluate pre-acquisition contingencies related to Euroscan that existed as of the acquisition date. If any pre-acquisition contingencies that were acquired as part of the acquisition become probable and estimable, the Company will record such amounts to goodwill in the one-year measurement period, or the Company’s results of operations, if outside the one-year measurement period as applicable.

Sensor Enabled Notification System

Effective on the close of business on October 1, 2013, the Company completed the acquisition of certain assets and liabilities of Comtech Mobile Datacom Corporation (“Comtech”) Sensor Enabled Notification System (“SENS”) operations pursuant to an Asset Purchase Agreement (“Comtech Asset Purchase Agreement”) dated as of October 1, 2013. The consideration paid to acquire SENS was $1,978 in cash. The operations of SENS are included in the Company’s condensed consolidated financial statements subsequent to the acquisition date of October 1, 2013.

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

GlobalTrak

Effective on the close of business on April 3, 2013, the Company completed the acquisition of certain assets and liabilities of GlobalTrak, a division of System Planning Corporation (“SPC”), pursuant to an Asset Purchase Agreement (“GlobalTrak Asset Purchase Agreement”) dated as of March 13, 2013. The consideration paid to acquire GlobalTrak was $2,990 in cash, which included $500 that was deposited in escrow with a third party escrow agent and a final working capital adjustment of $86 which was paid to the Company. The $500 is available to pay indemnification obligations of SPC to the Company primarily relating for breaches of representations and warranties made by SPC. During the three months ended March 31, 2014, the Company reduced warranty liabilities assumed in connection with the acquisition. As a result, goodwill decreased by $250 and warranty liabilities decreased by the same amount since it was within the one-year measurement period.

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

The consideration paid by the Company consisted of $3,231 in cash, and the issuance of 329,344 shares of the Company’s common stock (valued at $4.96 per share, which reflects the Company’s common stock closing price on April 1, 2013), of which 164,672 shares of common stock were placed into an escrow account for up to fifteen months from closing to fund any indemnification obligations to the Company primarily relating for breaches of representations and warranties made by MobileNet.

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

Contingent earn-out consideration

The estimated fair value of the contingent earn-out amounts was determined based on the Company’s estimates using weighted probabilities to achieve the service revenues attributable to the MobileNet business for either of the two one year earn-out periods May 1, 2013 through April 30, 2014 and May 1, 2014 through April 30, 2015. At the acquisition date, the Company estimated the fair value of the contingent earn-out amounts using a probability-weighted discounted cash flow models discounted at 19% and recorded a liability for the estimated fair value of the contingent earn-out consideration. The fair value measurements are based on significant inputs not observed in the market and thus represents a Level 3 measurement. Any change in the fair value of the contingent earn-out amounts subsequent to the acquisition date, including changes from events after the acquisition date, will be recognized in earnings in the period the estimated fair value changes. Achievement of the service revenues lower than the targets will result in less being paid out. Achievement below certain thresholds will reduce the liability to zero. As of March 31, 2014, the Company estimated the fair value of the contingent earn-out amounts using a probability-weighted discounted models discounted at 18%. For the three months ended March 31, 2014, the fair value of the earn-out amounts decreased by $571 which is recorded in selling, general and administrative expenses in the condensed consolidated statements of operations. As of March 31, 2014, $347 is included in other liabilities in the condensed consolidated balance sheet.

Indemnification Asset

In connection with the MobileNet Asset Purchase Agreement, the Company entered into an escrow agreement with MobileNet and an escrow agent. Under the terms of this escrow agreement, 164,672 shares of common stock were issued to MobileNet and placed in an escrow account for up to fifteen months to fund any indemnification obligations to the Company primarily relating for breaches of representations and warranties made by MobileNet. Under the terms of the escrow agreement, MobileNet will retain all rights and privileges of ownership of the common stock placed in the escrow account. Further subject to certain resale restrictions, MobileNet has the right to sell any of the common stock that was placed in escrow provided that all proceeds of any such sale are deposited directly with the escrow agent. In the event that the Company believes that an indemnity obligation of MobileNet has arisen under the MobileNet Asset Purchase Agreement, the Company shall have the right to provide written notice to the escrow agent and MobileNet setting forth a description of the distribution event and the number of shares of the Company’s common stock and or amount of cash to be distributed to the Company from the escrow account. The Company will direct the escrow agent to release to the Company from the escrow account a number of shares of common stock equal to the distribution amount valued at the 20-day average closing price from April 1, 2013. The Company did not record an indemnification asset for any indemnity obligations of MobileNet arising under the MobileNet Asset Purchase Agreement.

LMS

Contingent earn-out consideration

The estimated fair value of the remaining contingent earn-out amount of $950 was determined based on the Company’s estimates using weighted probabilities to achieve the sales targets through 2014. The Company estimated the fair value of the sales targets contingent earn-out amounts using a probability-weighted discounted cash flow model. The fair value measurements are based on significant inputs not observed in the market and thus represents a Level 3 measurement. Any change in the fair value of the contingent earn-out amounts subsequent to the acquisition date, including changes from events after the acquisition date will be recognized in earnings in the period the estimated fair value changes. Achievement of the sales target lower than the target will result in less than the $950 being paid out. Achievement below certain thresholds will reduce the liability to zero. For the three months ended March 31, 2014, the fair value of the earn-out amount was increased by $8 which is recorded to selling, general and administrative expenses in the condensed consolidated statements of operations. As of March 31, 2014, $25 is included in accrued liabilities and $191 is included in other liabilities in the condensed consolidated balance sheet.

StarTrak

Warranty Liabilities and Escrow Agreement

As a result of the acquisition of StarTrak on May 16, 2011, the Company recorded warranty obligations on StarTrak’s product sales, which provide for costs to replace or fix the product. One-year warranty coverage is accrued on product sales which provide for costs to replace or fix the product.

In connection with the acquisition, the Company entered into an escrow agreement with Alanco. Under the terms of the escrow agreement, 166,611 shares of common stock were issued to Alanco and placed in an escrow account to cover 50% of certain costs relating to fuel sensor warranty obligations incurred by the Company. In the event that the sum of (i) aggregate warranty expenses (other than for fuel sensors) and (ii) any fuel sensor damages directly expended or accrued on the StarTrak balance sheet from March 1, 2011 through March 1, 2012 exceeds $600, the Company shall have the right to provide written notice to the escrow agent and Alanco setting forth a description of the fuel sensor distribution event and the number of shares of the Company’s common stock to be distributed to the Company from the escrow account. The number of shares of common stock that the Company will direct the escrow agent to release to the Company from the escrow account will equal 50% of the fuel sensor damages (excluding the amount of damages that when added to the non-fuel sensor damages equals $600) incurred or suffered from June 1, 2011 through March 1, 2012, valued at $3.001 per share. As a result, the Company has recorded in relation to the escrow agreement an indemnification asset measured at fair value, which was included in other assets. On February 24, 2014 the Company and Alanco entered into a settlement agreement to distribute the 166,611 shares of common stock from the escrow account to Alanco. In consideration for agreeing to distribute these shares of common stock, the Company received $691 from Alanco. The Company recorded a loss of $97 for the difference between the value of indemnification asset and the $691, which is recorded to selling, general and administrative expenses in the condensed consolidated statements of operations. From January 1, 2014 through February 23, 2014 the Company recorded a gain of $126 on the fair value of the common stock held in escrow, which is recorded as a reduction to selling, general and administrative expenses. For the three months ended March 31, 2013, the Company recorded a gain of $135 on the fair value of the common stock held in escrow, which is recorded as a reduction to selling, general and administrative expenses in the condensed consolidated statements of operations.

Pro Forma Results for the Acquisition of GlobalTrak

The following table presents the unaudited pro forma results of the Company and GlobalTrak for the three months ended March 31, 2013 as though the companies had been combined as of the beginning of the period presented. The pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on January 1, 2013.

The supplemental pro forma revenues, net income (loss) attributable to ORBCOMM Inc. and the net income (loss) attributable to common stockholders for the period from January 1, 2013 through March 31, 2013 presented in the table below were adjusted to include the amortization of the intangible assets and income tax expense calculated from January 1, 2013 to the acquisition date. Also the supplemental pro forma information was adjusted to exclude acquisition costs directly related to GlobalTrak.

			Net Income (loss)
		Net Income (loss)	Attributable to
		Attributable	ORBCOMM Inc.
	Revenues	ORBCOMM Inc.	Common Stockholders
Actual for the three months ended March 31, 2014	$771	$(586)	$(586)

Supplemental pro forma for the three months ended March 31, 2013	$17,384	$437	$421

4. Stock-based Compensation

The Company’s stock-based compensation plans consist of its 2006 Long-Term Incentives Plan (the “2006 LTIP”) and its 2004 Stock Option Plan. As of March 31, 2014, there were 3,354,970 shares available for grant under the 2006 LTIP and no shares available for grant under the 2004 Stock Option Plan.

For the three months ended March 31, 2014 and 2013 the Company recorded stock-based compensation expense of $881 and $626, respectively. For the three months ended March 31, 2014 and 2013, the Company capitalized stock-based compensation of $61 and $25, respectively.

The following table summarizes the components of stock-based compensation expense in the condensed consolidated statements of operations for the three months ended March 31, 2014 and 2013:

	Three months ended March 31,
	2014	2013
Cost of services	$69	$67
Cost of product sales	30	23
Selling, general and administrative	722	496
Product development	60	40

Total	$881	$626

As of March 31, 2014, the Company had unrecognized compensation costs for stock appreciation rights and restricted stock unit arrangements totaling $2,837.

Time-Based Stock Appreciation Rights

A summary of the Company’s time-based SARs for the three months ended March 31, 2014 is as follows:

			Weighted-Average
			Remaining	Aggregate
	Number of	Weighted-Average	Contractual	Intrinsic Value
	Shares	Exercise Price	Term (years)	(In thousands)
Outstanding at January 1, 2014	3,611,567	$4.20
Granted	54,000	7.62
Exercised	(10,700)	2.31
Forfeited or expired	(39,800)	5.05

Outstanding at March 31, 2014	3,615,067	$4.25	6.71	$9,674

Exercisable at March 31, 2014	2,767,700	$3.95	5.93	$8,316

Vested and expected to vest at March 31, 2014	3,615,067	$4.25	6.71	$9,674

For the three months ended March 31, 2014 and 2013, the Company recorded stock-based compensation expense of $414 and $317 relating to these SARs, respectively. As of March 31, 2014, $1,980 of total unrecognized compensation cost related to these SARs is expected to be recognized through March 2017.

The weighted-average grant date fair value of the time-based SARs granted during the three months ended March 31, 2014 was $4.66.

The intrinsic value of the SARs exercised was $53 for the three months ended March 31, 2014.

Performance-Based Stock Appreciation Rights

A summary of the Company’s performance-based SARs for the three months ended March 31, 2014 is as follows:

			Remaining	Aggregate
	Number of	Weighted-Average	Contractual	Intrinsic Value
	Shares	Exercise Price	Term (years)	(In thousands)
Outstanding at January 1, 2014	865,713	$5.37
Granted	—	—
Exercised	(39,362)	3.55
Forfeited or expired	(13,600)	6.33

Outstanding at March 31, 2014	812,751	$5.44	6.16	$2,101

Exercisable at March 31, 2014	812,751	$5.44	6.16	$2,101

Vested and expected to vest at March 31, 2014	812,751	$5.44	6.16	$2,101

For the three months ended March 31, 2014 and 2013, the Company recorded stock-based compensation of $47 and $99 relating to these SARs, respectively. As of March 31, 2014, the Company had unrecognized compensation cost of nil related to these SARs.

The intrinsic value of the SARs exercised was $134 for the three months ended March 31, 2014.

The fair value of each time and performance SAR award is estimated on the date of grant using the Black-Scholes option pricing model with the assumptions described below for the periods indicated is based the Company’s historical volatility over the expected terms of SAR awards. Estimated forfeitures were based on voluntary and involuntary termination behavior as well as analysis of actual forfeitures. The risk-free interest rate was based on the U.S. Treasury yield curve at the time of the grant over the expected term of the SAR grants.

	Three months ended March 31,
	2014	2013
Risk-free interest rate	1.81% and 1.94%	1.00% to 1.41%
Expected life (years)	6.0	5.50 and 6.0
Estimated volatility factor	67.05% and 67.34%	73.74% to 74.67%
Expected dividends	None	None

Time-based Restricted Stock Units

A summary of the Company’s time-based RSUs for the three months ended March 31, 2014 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Balance at January 1, 2014	85,270	$3.32
Granted	90,255	7.04
Vested	(65,270)	3.83
Forfeited or expired	—	—

Balance at March 31, 2014	110,255	$6.06

For the three months ended March 31, 2014 and 2013, the Company recorded stock-based compensation expense of $90 and $69 related to these RSUs, respectively. As of March 31, 2014, $610 of total unrecognized compensation cost related to these RSUs is expected to be recognized through March 2015.

Performance-based Restricted Stock Units

A summary of the Company’s performance- based RSUs for the three months ended March 31, 2014 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Balance at January 1, 2014	313,000	$4.26
Granted	—	—
Vested	(200,938)	3.87
Forfeited or expired	(57,062)	4.04

Balance at March 31, 2014	55,000	$5.92

For the three months ended March 31, 2014 and 2013, the Company recorded stock-based compensation expense of $226 and $340 related to these RSUs, respectively. As of March 31, 2014, $247 of total unrecognized compensation cost related to these RSUs is expected to be recognized through March 2015.

The fair values of the time-based and performance-based RSU awards are based upon the closing stock price of the Company’s common stock on the date of grant.

Performance Units

The Company grants Market Performance Units (“MPUs”) to its senior executives based on stock price performance over a three-year period measured on December 31 for each performance period. The MPUs will vest at the end of each performance period only if the Company satisfies the stock price performance targets and continued employment by the senior executives through the dates the Compensation Committee has determined that the targets have been achieved. The value of the MPUs that will be earned each year ranges up to 15% of each of the senior executives’ 2013 base salaries depending on the Company’s stock price performance target for that year. The value of the MPUs can be paid in either cash or common stock or a combination at the Company’s option. The MPUs are classified as a liability and are revalued at the end of reporting period based on the awards fair value over a three-year period.

As the MPUs contain both a performance and service condition, the MPUs have been treated as a series of three separate awards or tranches for purposes of recognizing stock-based compensation expense. The Company recognizes stock-based compensation expense on a tranche-by-tranche basis over the requisite service period for that specific tranche. The Company estimated the fair value of the MPUs using a Monte Carlo Simulation Model that used the following assumptions:

	Three months ended March 31,
	2014	2013
Risk-free interest rate	0.09% to 0.79%	0.13% to 0.35%
Estimated volatility factor	40.00% to 45.00%	40.00%
Expected dividends	None	None

For the three months ended March 31, 2014 and 2013, the Company recorded stock-based compensation relating to these MPUs of $105 and $51, respectively.

2004 Stock Option Plan

A summary of the status of the Company’s stock options as of March 31, 2014 is as follows:

			Weighted-Average
			Remaining	Aggregate
	Number of	Weighted-Average	Contractual	Intrinsic Value
	Shares	Exercise Price	Term (years)	(In thousands)
Outstanding at January 1, 2014	88,446	$4.04
Granted	—	—
Exercised	(20,792)	2.98
Forfeited or expired	(17,654)	2.91

Outstanding at March 31, 2014	50,000	$4.88	1.09	$99

Exercisable at March 31, 2014	50,000	$4.88	1.09	$99

Vested at March 31, 2014	50,000	$4.88	1.09	$99

The intrinsic value of the stock options exercised was $80 for the three months ended March 31, 2014.

5. Net (loss) income Attributable to ORBCOMM Inc. Common Stockholders

Basic net (loss) income per common share is calculated by dividing net (loss) income attributable to ORBCOMM Inc. by the weighted-average number of common shares outstanding for the period. Diluted net loss per common share is the same as basic net loss per common share, because potentially dilutive securities would have an antidilutive effect as the Company incurred a net loss for the three months ended March 31, 2014. For the three months ended March 31, 2013, the Company included the effect of 1,306,344 SARs, RSUs, shares of Series A convertible preferred stock and stock options in its diluted weighted average common shares outstanding.

The potentially dilutive securities excluded from the determination of diluted income per share, as their effect is antidilutive, are as follows:

	Three months ended March 31,
	2014	2013
Series A convertible preferred stock	155,335	—
SARs	4,427,818	3,513,241
RSUs	165,255	42,391
Stock options	50,000	424,116

	4,798,408	3,979,748

The computation of net (loss) income attributable to ORBCOMM Inc. common stockholders is as follows for the three months March 31, 2014 and 2013.

	Three months ended
	March 31,
	2014	2013
Net (loss) income attributable to ORBCOMM Inc.	$(431)	$1,108
Preferred stock dividends on Series A convertible preferred stock	(10)	(16)

Net (loss) income attributable to ORBCOMM Inc. common stockholders	$(441)	$1,092

6. Satellite Network and Other Equipment

Satellite network and other equipment consisted of the following:

	Useful life	March 31,	December 31,
	(years)	2014	2013
Land		$381	381
Satellite network	1-10	29,814	29,362
Capitalized software	3-7	4,989	4,563
Computer hardware	3	2,486	2,419
Other	2-7	2,370	2,125
Assets under construction		122,469	118,806

		162,509	157,656
Less: accumulated depreciation and amortization		(25,965)	(24,628)

		$136,544	$133,028

During the three months ended March 31, 2014 and 2013, the Company capitalized costs attributable to the design and development of internal-use software in the amount of $628 and $337, respectively.

Depreciation and amortization expense for the three months ended March 31, 2014 and 2013 was $1,337 and $1,002, respectively. This includes amortization of internal-use software of $186 and $109 for the three months ended March 31, 2014 and 2013, respectively.

Assets under construction primarily consist of milestone payments pursuant to procurement agreements which includes, the design, development, launch and other direct costs relating to the construction of the next-generation satellites (See Note 15) and upgrades to its infrastructure and ground segment.

7. Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price of an acquired business over the estimated fair values of the underlying net tangible and intangible assets.

Goodwill consisted of the following:

Balance at January 1, 2014	$20,335
Addition resulting from the acquisition of Euroscan	20,626
Reduction of warranty liabilities within the one-year measurement period assumed in connection with the acquisition of GlobalTrak	(250)

Balance at March 31, 2014	$40,711

Goodwill is allocated to the Company’s one reportable segment, which is its only reporting unit.

The Company’s intangible assets consisted of the following:

		March 31, 2014			December 31, 2013
	Useful life		Accumulated			Accumulated
	(years)	Cost	amortization	Net	Cost	amortization	Net
Customer lists	5, 7, 10 and 12	$21,850	(1,434)	$20,416	$7,450	$(1,183)	$6,267
Patents and technology	5 and 10	8,380	(1,575)	6,805	5,980	(1,398)	4,582
Trade names and trademarks	3, 5 and 10	1,690	(337)	1,353	1,090	(303)	787

		$31,920	$(3,346)	$28,574	$14,520	$(2,884)	$11,636

The weighted-average amortization period for the intangible assets is 10.80 years. The weighted-average amortization period for customer lists, patents and technology and trade names and trademarks is 11.26, 9.71 and 9.28 years, respectively.

Amortization expense was $462 and $256 for the three months ended March 31, 2014 and 2013, respectively.

Estimated amortization expense for intangible assets subsequent to March 31, 2014 is as follows:

Years ending December 31,
Remainder of 2014	$2,318
2015	3,091
2016	3,089
2017	2,939
2018	2,901
Thereafter	14,236

$28,574

8. Accrued Liabilities

The Company’s accrued liabilities consisted of the following:

	March 31,	December 31,
	2014	2013
Accrued compensation and benefits	$2,589	$3,438
Warranty	1,890	2,199
Income tax payable	391	81
Contingent earn-out amounts	1,081	24
AIS deployment and license agreement	149	192
Accrued satellite network and other equipment	281	212
Other accrued expenses	4,004	3,681

	$10,385	$9,827

For the three months ended March 31, 2014 and 2013, changes in accrued warranty obligations consisted of the following:

	March 31,
	2014	2013
Balance at January 1,	$2,199	$2,762
Warranty liabilites assumed from acquisition	96	—
Amortization of fair value adjustment of warranty liabilities acquired through acquisitions	(19)	(9)
Reduction of warranty liabilities within the one-year measurement period assumed in connection with the acquisition of GlobalTrak	(250)	—
Warranty expense	60	65
Warranty charges	(196)	(291)

Balance at March 31,	$1,890	$2,527

9. Deferred Revenues

Deferred revenues consisted of the following:

	March 31,	December 31,
	2014	2013
Service activation fees	$3,293	$3,135
Prepaid services	2,264	1,949
Warranty revenues	248	272
Prepaid product revenues	—	104

	5,805	5,460
Less current portion	(3,353)	(3,087)

Long-term portion	$2,452	$2,373

10. Note Payable-Related Party

In connection with the acquisition of a majority interest in Satcom in 2005, the Company recorded an indebtedness to OHB Technology A.G. (formerly known as OHB Teledata A.G.), a stockholder of the Company. At March 31, 2014 and December 31, 2013, the principal balance of the note payable was €1,138 and it had a carrying value of $1,571. The carrying value was based on the note’s estimated fair value at the time of acquisition. The difference between the carrying value and principal balance was being amortized to interest expense over the estimated life of the note of six years which ended in September 30, 2011. This note does not bear interest and has no fixed repayment term. Repayment will be made from the distribution profits (as defined in the note agreement) of ORBCOMM Europe LLC. The note has been classified as long-term and the Company does not expect any repayments to be required prior to March 31, 2015.

11. Note Payable

$45,000 9.5% Senior Notes

On January 4, 2013, the Company issued $45,000 aggregate principal amount of Senior Notes (“Senior Notes”) due January 4, 2018. Interest is payable quarterly at a rate of 9.5% per annum. The Senior Notes are secured by a first priority security interest in substantially all of the Company’s and its subsidiaries’ assets. The covenants in the Senior Notes limits the Company’s ability to among other things to, incur additional indebtedness and liens, to sell, transfer, lease or otherwise dispose of the Company’s or subsidiaries assets, merge or consolidate with other companies. The Company is also required to obtain launch and one year in-orbit insurance for the next-generation satellites under the terms of the Senior Notes. The Company must also comply with a maintenance covenant of either having available liquidity of $10,000 (the sum of (a) cash and cash equivalents plus (b) the total amount available to be borrowed under a working capital facility) or a leverage ratio (consolidated total debt to consolidated adjusted EBITDA, adjusted for stock-based compensation, certain other non-cash items and other agreed upon other charges) of not more than 4.5 to 1.0. In connection with the issuance of the Senior Notes, the Company incurred approximately $1,390 of debt issuance costs, which will be amortized through January 4, 2018. For the three months ended March 31, 2014 and 2013, the amortization of the debt issuance costs was $70 and $75, respectively. For the three months ended March 31, 2014 and 2013, the Company capitalized all of the interest expense and amortization of the debt issuance costs to construction of the next-generation satellites.

As of March 31, 2014, the Company was in compliance with the financial covenants.

12. Stockholders’ Equity

Series A convertible preferred stock

During the three months ended March 31, 2014, holders of the Series A convertible preferred stock converted 9,836 shares into 16,387 shares of the Company’s common stock. During the three months ended March 31, 2014, the Company issued dividends in the amount of 1,014 shares to the holders of the Series A convertible preferred stock. As of March 31, 2014, dividends in arrears were $9.

Common Stock

In January 2014, the Company issued 33,594 shares of its common stock as a form of payment in connection with MPUs for achieving the fiscal year 2013 stock performance target.

On January 17, 2014, the Company completed a public offering of 6,325,000 shares of its common stock including 825,000 shares sold upon full exercise of the underwriters’ overallotment option at a price of $6.15 per share. The Company received net proceeds of approximately $36,607 after deducting underwriters’ discounts and commissions and offering costs.

As of March 31, 2014, the Company has reserved 7,998,089 shares of common stock for future issuances related to employee stock compensation plans.

13. Segment Information

The Company operates in one reportable segment, M2M data communications. Other than satellites in orbit, long-lived assets outside of the United States are not significant. The following table summarizes revenues on a percentage basis by geographic regions, based on the country in which the customer is located.

	Three months ended March 31,
	2014	2013
United States	80%	87%
Japan	6%	9%
Europe	9%	3%
Other	5%	1%

	100%	100%

14. Income taxes

For the three months ended March 31, 2014, the Company’s income tax provision was $173 resulting from a foreign income tax expense of $110 and $63 of amortization of tax goodwill generated from acquisitions. For the three months ended March 31, 2013, the Company’s income tax provision was $145, resulting from a foreign income tax expense of $82 from income generated by ORBCOMM Japan and $63 of amortization of tax goodwill generated from acquisitions.

As of March 31, 2014 and December 31, 2013, the Company maintained a valuation allowance against all of its net deferred tax assets, excluding goodwill, attributable to operations in the United States and all other foreign jurisdictions, except for Japan, as the realization of such assets was not considered more likely than not.

As of March 31, 2014, the Company had unrecognized tax benefits of $775. There were no changes to the Company’s unrecognized tax benefits during the three months ended March 31, 2014. The Company is subject to U.S. federal and state examinations by tax authorities from 2008. The Company does not expect any significant changes to its unrecognized tax positions during the next twelve months.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were recognized during the three months ended March 31, 2014.

15. Commitments and Contingencies

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

On August 23, 2011, the Company and SNC entered into a definitive First Amendment to the procurement agreement (the “First Amendment”). The First Amendment amends certain terms of the procurement agreement dated May 5, 2008 and supplements or amends five separate task order agreements, dated as of May 20, 2010 (Task Order #1), August 31, 2010 (Task Orders #2 and #3), and December 15, 2010 (Task Orders #4 and #5) (collectively with Task Order #6, the “Task Orders”). On July 3, 2012, the Company and SNC entered into an additional task order agreement (“Task Order #06”) for SNC to perform final design work to enable additional payload components in satellites 3-18 to be re-programmable while in-orbit. The total price for the work under Task Order #6 is cost plus fixed fee of up to $521. In addition, the Company and SNC entered into (i) Task Order #7 on June 24, 2013 for additional work in connection with the thrust vector alignment with respect to the first eight satellites for the firm fixed price of $189; (ii) Task Order #8 on September 10, 2013 for the final design, implementation and testing of the added reprogramability of the payload for the firm fixed price of $1,650; (iii) Task Order #9 on January 14, 2014 for additional work in connection with the thrust vector alignment with respect to the remaining nine satellites for the firm fixed price of $127; and (iv) Task Order #10 on April 18, 2014 for additional software work on a cost plus fixed fee basis estimated at $175.

The First Amendment modifies the milestone payment schedule under the procurement agreement dated May 5, 2008 but does not change the total contract price (excluding optional satellites and costs under the Task Orders) of $117,000. Payments under the Amendment extend into the second quarter of 2014, subject to SNC’s successful completion of each payment milestone. The First Amendment also settles the liquidated delay damages triggered under the procurement agreement dated May 5, 2008 and provides an ongoing mechanism for the Company to obtain pricing proposals to order up to thirty optional satellites substantially identical to the Initial Satellites for which firm fixed pricing previously had expired under the procurement agreement dated May 5, 2008. The Company is anticipating $3,900 in total liquidated delay damages will be available to offset milestone and task order payments.

On March 20, 2014, the Company and SNC entered into a definitive Second Amendment to the procurement agreement (the “Second Amendment”). The Second Amendment amends certain terms of the procurement agreement dated May 5, 2008, as amended by the First Amendment and supplemented by nine separate Task Orders, dated as of May 20, 2010 (Task Order #1), August 31, 2010 (Task Orders #2 and #3), December 15, 2010 (Task Orders #4 and #5), July 3, 2012 (Task Order # 6), June 24, 2013 (Task Order #7), September 10, 2013 (Task Order #8), and January 14, 2014 (Task Order #9). The Second Amendment modifies the number of satellites in each ship set to reflect the actual number of satellites to be launched in each of the two missions. The Second Amendment also modifies the payment milestone schedule under the First Amendment but does not change the total contract price (excluding optional satellites and costs under the Task Orders) of $117,000.

As of March 31, 2014, the Company has made milestone payments of $58,500 to SNC under the procurement agreement. The Company anticipates making payments under the agreement of approximately $47,970 over the next twelve months.

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

As of March 31, 2014, the Company has made milestone payments of $35,145 under the Falcon 9 Agreement. The Company anticipates making payments of approximately $7,455 over the next twelve months.

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

In April, 2014, the Company obtained launch and one year in-orbit insurance for the OG2 satellite program. For the first launch of six satellites, the Company obtained (i) a maximum total of $66,000 of launch plus one year in-orbit insurance coverage; and (ii) $22,000 of launch vehicle flight only insurance coverage. The total premium cost for launch one is $9,953. For the second launch of eleven satellites, the Company obtained (i) a maximum total of $120,000 of launch plus one year in-orbit insurance coverage; and (ii) $22,000 of launch vehicle flight only insurance coverage. The total premium cost for launch two is $16,454. In April, 2014, the Company paid the total premium for launch one and 5% of the total premium for launch two, with the balance of the premium cost for launch two becoming due 30 days prior to the scheduled launch of the second mission.

The policy contains a three satellite deductible under the launch portion across both missions plus one year insurance coverage whereby claims are payable in excess of the first three satellites in the aggregate for both launch one and launch two combined that are total losses or constructive total losses. The launch vehicle only coverage requires the loss of all satellites on the applicable mission as a result of the launch vehicle flight in order to collect under that portion of the insurance policy. The policy is also subject to specified exclusions and material change limitations customary in the industry. These exclusions include losses resulting from war, anti-satellite devices, insurrection, terrorist acts, government confiscation, radioactive contamination, electromagnetic interference, loss of revenue and third party liability.

Airtime credits

In 2001, in connection with the organization of ORBCOMM Europe LLC and the reorganization of the ORBCOMM business in Europe, the Company agreed to grant certain country representatives in Europe approximately $3,736 in airtime credits. The Company has not recorded the airtime credits as a liability for the following reasons: (i) the Company has no obligation to pay the unused airtime credits if they are not utilized; and (ii) the airtime credits are earned by the country representatives only when the Company generates revenue from the country representatives. The airtime credits have no expiration date. Accordingly, the Company is recording airtime credits as services are rendered and these airtime credits are recorded net of revenues from the country representatives. For the three months ended March 31, 2014 and 2013, airtime credits used totaled approximately $8 for each respective quarter. As of March 31, 2014 and December 31, 2013, unused credits granted by the Company were approximately $2,089 and $2,097, respectively.

Development and Production Agreement

In February 2014, the Company entered into an agreement with a vendor to develop and manufacture products over a 5-year period. Future minimum payments over the term of the agreement total $4,817.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995.

Certain statements discussed in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally relate to our plans, objectives and expectations for future events and include statements about our expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. Such forward-looking statements, including those concerning the Company’s expectations, are subject to known and unknown risks and uncertainties, which could cause actual results to differ materially from the results, projected, expected or implied by the forward-looking statements, some of which are beyond the Company’s control, that may cause the Company’s actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include but are not limited to: ongoing global economic instability and uncertainty; substantial losses we have incurred and may continue to incur; demand for and market acceptance of our products and services and the applications developed by our resellers; we may need additional capital to pursue our growth strategy; loss or decline or slowdown in the growth in business from our key customers, such as Caterpillar Inc., (“Caterpillar”), Komatsu Ltd., (“Komatsu”), Hitachi Construction Machinery Co., Ltd., (“Hitachi”), and other value-added resellers or VARs and international value-added resellers or IVARs; loss or decline or slowdown in growth in business of any of the specific industry sectors the Company serves, such as transportation, heavy equipment, fixed assets and maritime; dependence on a few significant customers; the inability to effect suitable investments, alliances and acquisitions; our acquisitions may expose us to additional risks; litigation proceedings; technological changes, pricing pressures and other competitive factors; the inability of our international resellers and licensees to develop markets outside the United States; the inability to obtain or maintain the necessary regulatory approvals or licenses for particular countries to operate our satellites and provide our services; market acceptance and success of our Automatic Identification System (“AIS”) business; satellite launch and construction delays and cost overruns of our next-generation satellites and launch vehicles; in-orbit satellite failures or reduced performance of our existing satellites; significant liabilities created by products we sell; the $45 million 9.5% Senior Notes that we issued on January 4, 2013 could restrict our business activities or our ability to execute our strategic objectives or adversely affect our financial performance; the failure of our system or reductions in levels of service due to technological malfunctions or deficiencies or other events; our inability to replenish or expand our satellite constellation; inability to operate due to changes or restrictions in the political, legal regulatory, government administrative and economic conditions and developments in the United States and other countries and territories in which we provide our services; and changes in our business strategy. In addition, specific consideration should be given to various factors described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013. The Company undertakes no obligation to publicly revise any forward-looking statements or cautionary factors, except as required by law.

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

Acquisition

Euroscan Holding B.V.

On March 11, 2014, we completed the acquisition of 100% of the outstanding equity of Euroscan Holding B.V., including, indirectly, its wholly-owned subsidiaries Euroscan B.V., Euroscan GmbH Vertrieb Technischer Geräte, Euroscan Technology Ltd. and Ameriscan, Inc. (collectively, the “Euroscan Group” or “Euroscan”). The acquisition was completed pursuant to the Share Purchase Agreement dated March 11, 2014 (the “Share Purchase Agreement”), entered into by us and MWL Management B.V., R.Q. Management B.V., WBB GmbH, ING Corporate Investments Participaties B.V. and Euroscan Holding B.V., as sellers. As this acquisition was effective on March 11, 2014, the results of operations of Euroscan are included in the condensed consolidated financial statements beginning March 12, 2014.

The aggregate consideration paid by us at the closing was valued at $29.2 million (€21,000,000), subject to adjustments for working capital and net cash (on a debt free, cash free basis), payable in cash and common stock as follows:

(i)	Cash consideration in an amount equal to $29.2 million (€20,999,000) payable in Euros, which includes an initial working capital estimate of $2.2 million (€1,599,000) subject to a final working capital adjustment and net cash. €1,000,000 of such cash consideration was placed in escrow with a third party to be available to pay any indemnification obligations of MWL Management B.V. and R.Q. Management B.V. under the Share Purchase Agreement; and

(ii)	Issuance of 291,230 shares of our common stock to MWL Management B.V. and R.Q. Management B.V (based on €1,600,000 divided by the 20-day-average closing price of our common stock ending on the second business day prior to the execution of the Share Purchase Agreement). The 291,230 shares of common stock were valued at $7.70 per share, which reflected our closing price of common stock on March 11, 2014.

In addition to the consideration paid at closing, the Share Purchase Agreement provides for contingent consideration of up to $6.5 million (€ 4,714,214) (the “Earn-Out”) and is payable post-closing by us to MWL Management B.V. and R.Q. Management B.V. Up to $2.8 million (€2,000,000) will be payable based on achieving an increase in number of wireless subscribers attributable to the Euroscan Group for three one-year earn-out periods: April 1, 2014 through March 31, 2015; April 1, 2015 through March 31, 2016 and April 1, 2016 through March 31, 2017. Up to $2.1 million (€1,500,000) will be payable based on achieving certain gross profits of the Euroscan Group, subject to certain adjustments for three earn-out periods: March 11, 2014 through December 31, 2014; January 1, 2015 through December 31, 2015; and January 1, 2016 through December 31, 2016. Up to $1.7 million (€1,214,214) will be payable based on achieving certain operational milestones obtained before March 31, 2017. Any shares of common stock to be issued will be based on the 20-day average closing price of the common stock prior to the last trading day of the earn-out periods.

See Note 3 to the condensed consolidated financial statements for further discussion on the Euroscan acquisition.

Public offering

On January 17, 2014, we completed a public offering of 6,325,000 shares of common stock including 825,000 shares sold upon full exercise of the underwriters’ over-allotment option at a price of $6.15 per share. We received net proceeds of approximately $36.6 million after deducting underwriters’ discounts and commissions and offering costs.

Critical Accounting Policies and Estimates

Our discussion and analysis of our results of operations, liquidity and capital resources are based on our consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, accounts receivable, accounting for business combinations, goodwill, satellite network and other equipment, long-lived assets, capitalized development costs, income taxes, warranty costs, loss contingencies and the value of securities underlying stock-based compensation. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from our estimates and could have a significant adverse effect on our results of operations and financial position. For a discussion of our critical accounting policies and estimates see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes to our critical accounting policies during 2014.

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

The following table reconciles our net (loss) income to EBITDA for the periods shown:

	Three months ended March 31,
	2014	2013
	(In thousands)
Net (loss) income attributable to ORBCOMM Inc.	$(431)	$1,108
Income tax expense	173	145
Interest income	(2)	(17)
Interest expense	2	46
Depreciation and amortization	1,799	1,258

EBITDA	$1,541	$2,540

EBITDA during the three months ended March 31, 2014 decreased by $1.0 million over 2013. The decrease was due to an increase in operating expenses, primarily due to $3.3 million to operate companies acquired after April 2013, an increase in acquisition costs of $0.8 million, offset by a $0.6 million change in the fair value of acquisitions related contingent consideration. The increase in expenses was offset by increases in service revenues of $0.5 million and product revenues of $2.1 million. The increase in service revenues was primarily due to an increase in AIS revenue of $0.2 million, $1.1 million from our acquisitions and increases in core service revenues notwithstanding the effect on growth in service revenues of a back billing adjustment in the first quarter of 2013. The increase in product revenues was attributable to the products sold by the companies we acquired.

Revenues

We derive service revenues from the utilization of Communicators and the utilization of SIMS on the cellular providers’ wireless networks by its customers (i.e., its value added resellers, international value added resellers, international licensees and country representatives and direct customers). These service revenues generally consist of subscriber-based and recurring monthly usage fees and a one-time activation fee for each Communicator or SIM activated for use. Usage fees are generally based upon the number, size and frequency of data transmitted by a customer and the overall number of Communicators and SIMS activated by each customer. Revenues for usage fees from currently billing Communicators and SIMS are recognized on an accrual basis, as services are rendered, or on a cash basis, if collection from the customer is not reasonably assured at the time the service is provided. Usage fees charged to our resellers and direct customers are charged primarily on the overall number of Communicators activated by them and the total amount of data transmitted. We also earn service revenues from extended warranty service agreements extending beyond the initial warranty period of one year, royalty fees from third parties for the use of our proprietary communications protocol charged on a one-time basis for each Communicator connected to our M2M data communications system and fees from providing engineering, technical and management support services to customers.

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

The table below presents our revenues for the three months ended March 31, 2014 and 2013, together with the percentage of total revenue represented by each revenue category in (in thousands):

	Three months ended March 31,
	2014		2013
Service revenues	$14,426	74.7%	$13,890	83.1%
Product sales	4,924	25.3%	2,830	16.9%

	$19,350	100.0%	$16,720	100.0%

Total revenues for the three months ended March 31, 2014 and 2013 were $19.4 million and $16.7 million, respectively, an increase of 15.7%.

Service revenues

Service revenues increased $0.5 million for the three months ended March 31, 2014, or 3.9%, to $14.4 million from $13.9 million for the three months ended March 31, 2013. The increase in service revenues in 2014 over 2013 was primarily due to an increase in AIS revenue of $0.2 million, $1.1 million from our acquisitions, and increases in core service revenues notwithstanding the effect on growth in service revenues of a billing adjustment in the first quarter of 2013.

As of March 31, 2014, we had approximately 889,000 billable subscriber communicators compared to approximately 777,000 billable subscriber communicators as of March 31, 2013, an increase of 14.1%.

Service revenue growth can be impacted by the customary lag between subscriber communicator activations and recognition of service revenue from these units.

Product sales

Revenues from product sales increased $2.1 million for the three months ended March 31, 2014, or 74.0%, to $4.9 million from $2.8 million for the three months ended March 31, 2013. The increase in product revenues was primarily attributable to the products sold by the companies we acquired, and increases from Japan.

Costs of revenues, exclusive of depreciation and amortization

Costs of services is comprised of expenses to operate our network, such as payroll and related costs, including stock-based compensation, and usage fees to third-party networks. Costs of services increased by $0.4 million, or 7.1%, to $5.1 million for the three months ended March 31, 2014 from $4.7 million for the three months ended March 31, 2013. The increase was primarily due to costs to operate the acquired companies.

Costs of products includes the purchase price of subscriber communicators and SIMS sold, costs of warranty obligations, shipping charges, as well as operational costs to fulfill customer orders including costs for employees and inventory management. Costs of product sales increased by $1.9 million, or 91.4% to $4.0 million for the three months ended March 31, 2014 from $2.1 million for the three months ended March 31, 2013. The increase was primarily due to increased product sales, additional manufacturing costs associated with the launch of new products and inventory charges.

Gross Profit

Gross profit increased by $0.4 million or 3.8% to $10.3 million for the three months ended March 31, 2014 compared to $9.9 million for the three months ended March 31, 2013. The increase was due to increases in gross profit of $0.2 million from service revenues and $0.2 million from product sales. The increase in gross profit from service revenues was primarily due to $0.5 million from acquisitions and increases in other service revenues notwithstanding the effect on growth in service revenues of a billing adjustment in the first quarter of 2013 that had the effect of increasing service margins in the prior year period. The increase in gross profit from product sales was primarily due to $0.3 million from acquisitions, which included inventory obsolescence reserves that had the effect of decreasing product margins in the current year period.

Selling, general and administrative expenses

Selling, general and administrative expenses relate primarily to expenses for general management, sales and marketing, finance, professional fees and general operating expenses. Selling, general and administrative expenses increased by $0.7 million, or 12.0%, to $6.8 million for the three months ended March 31, 2014 from $6.1 million for the three months ended March 31, 2013. The increase was primarily due to additional headcount, most of which was from the companies acquired.

Product development expenses

Product development expenses consist primarily of the expenses associated with our engineering efforts including the cost of third parties to support our current applications. Product development expenses for the three months ended March 31, 2014 and 2013 were $0.7 million and $0.8 million, respectively.

Depreciation and amortization

Depreciation and amortization increased by $0.5 million by 43.0% to $1.8 million for the three months ended March 31, 2014 compared to $1.3 million for the three months ended March 31, 2013. The increase is primarily due to the amortization of intangible assets acquired in our acquisitions.

Acquisition-related costs

Acquisition-related costs directly related to our acquisitions which include professional services expenses, and may include identifiable integration costs.

Income (loss) from operations

We have a loss from operations of $0.2 million for the three months ended March 31, 2014, compared to income from operations of $1.3 million for the three months ended March 31, 2013.

Other income (expense)

Other income (expense) is comprised primarily of interest income from our cash and cash equivalents, which consists of U.S. Treasuries, interest bearing instruments, and our previously held investments in marketable securities consisting of U.S. government and agency obligations, corporate obligations and FDIC-insured certificates of deposit classified as held to maturity, foreign exchange gains and losses and interest expense.

For the three months ended March 31, 2014 and March 31, 2013 other expenses was less than $0.1 million.

(Loss) income before income taxes

We have a loss before income taxes of $0.2 million for the three months ended March 31, 2014, compared to income before income taxes of $1.3 million for the three months ended March 31, 2013.

Income taxes

For the three months ended March 31, 2014, we recorded income taxes of $0.2 million, which included foreign income taxes of $0.1 million and $0.1 million from the amortization of tax goodwill generated from our acquisitions.

For the three months ended March 31, 2013, we recorded income taxes of $0.1 million, which included foreign income tax expense of less than $0.1 million from income generated by ORBCOMM Japan and $0.1 million from the amortization of tax goodwill generated from our acquisitions.

As of March 31, 2014 and 2013, we maintained a valuation allowance against all of our net deferred tax assets, excluding goodwill, attributable to operations in the United States and all foreign jurisdictions, except for Japan, as the realization of such assets was not considered more likely than not.

Net (loss) net income

We have a net loss of $0.4 million for the three months ended March 31, 2014 compared to net income of $1.2 million for the three months ended March 31, 2013.

Noncontrolling interests

Noncontrolling interests relate to earnings and losses attributable to noncontrolling shareholders.

Net (loss) income attributable to ORBCOMM Inc.

We have a net loss attributable to our company of $0.4 million for the three months ended March 31, 2014 compared to a net income of $1.1 million for the three months ended March 31, 2013.

For the three months ended March 31, 2014 and 2013, the net (loss) income attributable to our common stockholders includes dividends of less than $0.1 million paid in shares of the Series A convertible preferred stock.

Liquidity and Capital Resources

Overview

Our liquidity requirements arise from our working capital needs and to fund capital expenditures to support our current operations, and facilitate growth and expansion. We have financed our operations and expansion with cash flows from operating activities, sales of our common stock through public offerings and private placements of debt . At March 31, 2014, we have an accumulated deficit of $63.8 million. Our primary source of liquidity consisted of cash and cash equivalents and restricted cash totaling $76.9 million, and cash flows from operating activities, which we believe will be sufficient to provide working capital and capital expenditures for the next twelve months.

Operating activities

Cash provided by our operating activities for the three months ended March 31, 2014 was $0.6 million resulting from a net loss of $0.4 million, supplemented by non-cash items including $1.8 million for depreciation and amortization and $0.9 million for stock-based compensation, offset by a net decrease of $0.6 million in the fair values of acquisitions related contingent consideration. Working capital activities primarily consisted of a net use of cash of $2.2 million from a decrease in accounts payable and accrued expenses primarily related to timing for payments for professional fees.

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

Investing activities

Cash used in our investing activities for the three months ended March 31, 2014 was $30.9 million, resulting primarily from capital expenditures of $2.7 million and $28.9 million in cash consideration paid to acquire Euroscan.

Cash used in our investing activities for the three months ended March 31, 2013 was $40.8 million, resulting primarily from capital expenditures of $11.9 million and purchases of marketable securities of $48.8 million, offset by proceeds received from the maturities of marketable securities totaling $19.9 million.

Financing activities

Cash provided by our financing activities for the three months ended March 31, 2014 was $36.6 million, primarily due to net proceeds received from a public offering of 6,325,000 shares of common stock completed on January 17, 2014.

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

Future Liquidity and Capital Resource Requirements

We expect cash flows from operating activities, along with our existing cash and cash equivalents and restricted cash will be sufficient to provide working capital and to fund our interest payments on the $45 million Senior Notes and capital expenditures, which primarily includes the deployment of the next-generation satellites for the next twelve months. For the remainder of 2014, we expect to incur approximately $80 million of capital expenditures primarily for our next-generation satellites.

On January 17, 2014, we completed a public offering of 6,325,000 shares of common stock including 825,000 shares sold upon full exercise of the underwriters’ over-allotment option at a price of $6.15 per share. We received net proceeds of approximately $36.6 million after deducting underwriters’ discounts and commissions and offering costs.

On January 4, 2013, we issued $45 million aggregate principal amount of Senior Notes due on January 4, 2018. Interest is payable quarterly at a rate of 9.5% per annum. The Senior Notes are secured by a first priority security interest in substantially all of our and subsidiaries’ assets. The Senior Notes allow us to put in place a revolving credit facility of up to $15 million, secured by a first priority security interest in receivables and inventory. The covenants in the Senior Notes limits our ability among other things to, incur additional indebtedness and liens, to sell, transfer, lease or otherwise dispose of our subsidiaries assets, merge or consolidate with other companies. We are also required to obtain launch and one year in-orbit insurance for our next-generation satellites under the terms of the Senior Notes. We must also comply with a maintenance covenant of either having available liquidity of $10 million (the sum of (a) cash and cash equivalents plus (b) the total amount available to be borrowed under a working capital facility) or a maximum leverage ratio (consolidated total debt to consolidated adjusted EBITDA, adjusted for stock-based compensation and certain other non-cash items and other agreed upon other charges) of not more than 4.5 to 1.0.

On April 4, 2014 we filed a Form S-3 shelf registration prospectus statement for a proposed maximum aggregate offering price of $100 million. We may use this prospectus at any time or from time to time to offer, in one or more offerings, our debt securities, shares of our common stock, shares of our preferred stock, warrants to purchase our debt securities, common stock or preferred stock or units consisting of any combination of the foregoing securities. The shelf registration statement was declared effective on April 9, 2014.

Debt Covenants

As of March 31, 2014, we were in compliance with our covenants of the $45 million Senior Notes.

Contractual Obligations

There have been no material changes in our contractual obligations as of March 31, 2014, as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

There has been no material changes in our assessment of our sensitivity to market risk as of March 31, 2014, as previously disclosed in Part II, Item 7A “Quantitative and Qualitative Disclosures about Market Risks” in our Annual Report on Form 10-K for the year ended December 31, 2013.

Concentration of credit risk

The following table presents customers with revenues greater than 10% of our consolidated total revenues for the periods shown:

	Three Months ended
	March 31,
	2014	2013
Caterpillar Inc.	14.4%	25.4%
Komatsu Ltd.	12.1%	13.2%

Item 4. Disclosure Controls and Procedures

Evaluation of the Company’s disclosure controls and procedures.

The Company’s management evaluated, with the participation of the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2014. Based on their evaluation, the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2014.

Changes in Internal Control over Financial Reporting.

We reviewed our internal control over financial reporting at March 31, 2014. As a result of the acquisition of Euroscan we have begun to integrate certain business processes and systems of Euroscan. Accordingly, certain changes have been made and will continue to be made to our internal controls over financial reporting until such time as this integration is complete. In reliance on interpretive guidance issued by the SEC staff, management has chosen to exclude disclosure of changes in internal control over financial reporting related to Euroscan.

There have been no other changes in our internal control over financial reporting identified in an evaluation thereof that occurred during the first quarter of 2014 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Except as discussed under “Overview” in Part 1, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” there have been no material changes in the risk factors as of March 31, 2014, as previously disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2014, holders of Series A convertible preferred stock converted 9,836 shares into 16,387 shares of our common stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

+10.1	Euroscan Share Purchase Agreement dated as of March 11, 2014 by and among MWL Management B.V., R.Q. Management B.V., WBB GmbH, ING Corporate Investment Participaties B.V., ORBCOMM Netherlands B.V., Euroscan and the Company.

+10.2	Second Amendment to ORBCOMM Generation 2 Procurement Agreement dated March 20, 2014.

10.3	Amendment No. 1 to the Senior Secured Note Agreement dated January 15, 2014.

31.1	Certification of President and Chief Executive Officer required by Rule 13a-14(a).

31.2	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a).

32.1	Certification of President and Chief Executive Officer required by Rule 13a-14(b) and 18 U.S.C. Section 1350.

32.2	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(b) and 18 U.S.C. Section 1350.

101. INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

+	Portions of this exhibit have been omitted pursuant to a request for confidential treatment. The omitted portions have been separately filed with the Securities and Exchange Commission.
*	This exhibit with this Quarterly Report on Form 10-Q, is deemed filed with the Securities and Exchange Commission, and is not incorporated by reference into any filing of ORBCOMM Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORBCOMM Inc. (Registrant)

Date: May 9, 2014	/s/ Marc J. Eisenberg
Marc J. Eisenberg,
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2014	/s/ Robert G. Costantini
Robert G. Costantini,
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: May 9, 2014	/s/ Constantine Milcos
Constantine Milcos
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

+10.1	Euroscan Share Purchase Agreement dated as of March 11, 2014 by and among MWL Management B.V., R.Q. Management B.V., WBB GmbH, ING Corporate Investment Participaties B.V., ORBCOMM Netherlands B.V., Euroscan and the Company.

+10.2	Second Amendment to ORBCOMM Generation 2 Procurement Agreement dated March 20, 2014.

10.3	Amendment No. 1 to the Senior Secured Note Agreement dated January 15, 2014.

31.1	Certification of Chief Executive Officer and President required by Rule 13a-14(a).

31.2	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a).

32.1	Certification of Chief Executive Officer and President required by Rule 13a-14(b) and 18 U.S.C. Section 1350.

32.2	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(b) and 18 U.S.C. Section 1350.

101. INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

+	Portions of this exhibit have been omitted pursuant to a request for confidential treatment. The omitted portions have been separately filed with the Securities and Exchange Commission.
*	This exhibit with this Quarterly Report on Form 10-Q, is deemed filed with the Securities and Exchange Commission, and is not incorporated by reference into any filing of ORBCOMM Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing.