Form 10-Q
period 2014-06-30
ORBCOMM Inc.
filed 2014-08-08
CIK 1361983

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of shares outstanding of the registrant’s common stock as of August 1, 2014 is 55,253,253.

ORBCOMM Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$48,677	$68,354
Accounts receivable, net of allowance for doubtful accounts of $501 and $279, respectively	18,719	14,098
Inventories	7,637	5,186
Prepaid expenses and other current assets	2,930	1,768
Deferred tax assets	623	623

Total current assets	78,586	90,029
Satellite network and other equipment, net	167,632	133,028
Goodwill	40,149	20,335
Intangible assets, net	27,785	11,636
Restricted cash	2,195	2,195
Other assets	2,771	2,997
Deferred income taxes	1,254	1,254

Total assets	$320,372	$261,474

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$7,426	$2,575
Accrued expenses	12,538	9,827
Current portion of deferred revenue	3,668	3,087

Total current liabilities	23,632	15,489

Note payable - related party	1,560	1,571
Note payable	45,000	45,000
Deferred revenue, net of current portion	2,417	2,373
Deferred tax liabilities	7,293	2,439
Other liabilities	5,707	1,654

Total liabilities	85,609	68,526

Commitments and contingencies
Equity:
ORBCOMM Inc. stockholders’ equity
Preferred Stock Series A, par value $0.001; 1,000,000 shares authorized; 94,158 and 102,054 shares issued and outstanding, respectively	940	1,019
Common stock, par value $0.001; 250,000,000 share authorized; 55,272,975 and 48,216,480 shares issued, respectively	55	48
Additional paid-in capital	296,282	255,358
Accumulated other comprehensive income	170	235
Accumulated deficit	(62,463)	(63,416)
Less treasury stock, at cost; 29,990 shares at June 30, 2014 and December 31, 2013, respectively	(96)	(96)

Total ORBCOMM Inc. stockholders’ equity	234,888	193,148
Noncontrolling interest	(125)	(200)

Total equity	234,763	192,948

Total liabilities and equity	$320,372	$261,474

See notes to condensed consolidated financial statements.

ORBCOMM Inc.

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Revenues:
Service revenues	$14,902	$13,517	$29,328	$27,407
Product sales	9,396	5,042	14,320	7,872

Total revenues	24,298	18,559	43,648	35,279

Cost of revenues, exclusive of depreciation and amortization shown below:
Cost of services	4,630	4,426	9,700	9,163
Cost of product sales	6,547	4,094	10,574	6,197

Gross profit	13,121	10,039	23,374	19,919

Operating expenses:
Selling, general and administrative	8,314	6,372	15,120	12,449
Product development	641	478	1,320	1,264
Depreciation and amortization	2,190	1,370	3,989	2,628
Acquisition-related costs	182	216	1,366	620

Income from operations	1,794	1,603	1,579	2,958

Other income (expense):
Interest income	16	12	18	29
Other expense	61	352	45	341
Interest expense	—	(5)	(2)	(51)

Total other income	77	359	61	319

Income before income taxes	1,871	1,962	1,640	3,277
Income taxes	427	204	600	349

Net income	1,444	1,758	1,040	2,928
Less: Net income attributable to the noncontrolling interests	41	72	68	134

Net income attributable to ORBCOMM Inc.	$1,403	$1,686	$972	$2,794

Net income attributable to ORBCOMM Inc. common stockholders	$1,394	$1,671	$953	$2,763

Per share information-basic:
Net income attributable to ORBCOMM Inc. common stockholders	$0.03	$0.04	$0.02	$0.06

Per share information-diluted:
Net income attributable to ORBCOMM Inc. common stockholders	$0.02	$0.03	$0.02	$0.06

Weighted average common shares outstanding:
Basic	55,199	47,296	54,212	47,068

Diluted	56,780	48,430	55,976	48,309

See notes to condensed consolidated financial statements.

ORBCOMM Inc.

Condensed Consolidated Statements of Comprehensive Income

(In Thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net income	$1,444	$1,758	$1,040	$2,928
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(58)	(47)	(58)	(201)

Other comprehensive loss	(58)	(47)	(58)	(201)

Comprehensive income	1,386	1,711	982	2,727
Less: Comprehensive income attributable to noncontrolling interests	(47)	(58)	(75)	(149)

Comprehensive income attributable to ORBCOMM Inc.	$1,339	$1,653	$907	$2,578

See notes to condensed consolidated financial statements.

ORBCOMM Inc.

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$1,040	$2,928

Adjustments to reconcile net income to net cash provided by operating activities:
Change in allowance for doubtful accounts	221	21
Change in the fair value of acquisition-related contingent consideration	(586)	—
Amortization of the fair value adjustment related to warranty liabilities acquired through acquisitions	(24)	(13)
Depreciation and amortization	3,989	2,628
Stock-based compensation	1,775	1,220
Foreign exchange (gains) losses	(78)	57
Amortization of premium on marketable securities	—	170
Increase in fair value of indemnification assets	(126)	(60)
Loss on settlement agreement in connection with the indemnification assets	97	—
Deferred income taxes	297	170
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(2,249)	(2,802)
Inventories	(1,053)	877
Prepaid expenses and other assets	(591)	(609)
Accounts payable and accrued liabilities	(1,990)	(1,996)
Deferred revenue	567	(447)
Other assets and liabilities	89	11

Net cash provided by operating activities	1,378	2,155

Cash flows from investing activities, net of acquisition:
Acquisition of businesses	(28,883)	(5,156)
Capital expenditures	(29,539)	(21,623)
Proceeds received from settlement agreement in connection with the indemnification assets	691	—
Proceeds from warranty claim on acquired inventory	167	—
Purchases of marketable securities	—	(51,448)
Proceeds from maturities of marketable securities	—	47,330

Net cash used in investing activities	(57,564)	(30,897)

Cash flows from financing activities
Proceeds received from issuance of common stock in connection with public offering, net of underwriters’ discounts and commissions and offering costs of $2,228	36,607	—
Proceeds received from issuance of $45,000 Senior Notes	—	45,000
Cash paid for debt issuance costs	—	(1,267)
Proceeds received from exercise of stock options	62	161
Payment of deferred purchase consideration	(25)	—
Principal payment of note payable	—	(3,450)
Principal payments of capital leases	(90)	(117)

Net cash provided by financing activities	36,554	40,327

Effect of exchange rate changes on cash and cash equivalents	(45)	(274)

Net (decrease) increase in cash and cash equivalents	(19,677)	11,311
Beginning of period	68,354	34,783

End of period	$48,677	$46,094

Supplemental disclosures of cash flow information:
Cash paid for
Interest	$2,138	$2,119

Income taxes	$70	$887

Supplemental schedule of noncash investing and financing activities
Noncash investing and financing activities:
Capital expenditures incurred not yet paid	$3,433	$664

Stock-based compensation included in capital expenditures	$127	$51

Series A convertible preferred stock dividend paid in-kind	$19	$31

Issuance of common stock as consideration for acquisition of businesses	$2,243	$1,633

Common stock issued as form of payment for MPUs	$213	$—

Acquisition-related contingent consideration	$4,809	$1,539

Unpaid debt issuance costs included in accrued liabilities	$—	$46

See notes to condensed consolidated financial statements.

ORBCOMM Inc.

Condensed Consolidated Statements of Changes in Equity

Six months ended June 30, 2014 and 2013

(in thousands, except share data)

(Unaudited)

	Series A convertible Preferred stock		Common stock		Additional paid-in capital	Accumulated other Comprehensive income	Accumulated deficit	Treasury stock		Noncontrolling interests	Total equity

	Shares	Amount	Shares	Amount				Shares	Amount

Balances, January 1, 2014	102,054	$1,019	48,216,480	$48	$255,358	$235	$(63,416)	29,990	(96)	$(200)	$192,948
Vesting of restricted stock units	—	—	289,138	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,708	—	—	—	—	—	1,708
Proceeds received from issuance of common stock in connection with public offering, net of underwriters’ discounts and commissions and offering costs of $2,228	—	—	6,325,000	6	36,601	—	—	—	—	—	36,607
Common stock issued as form of payment for MPUs	—	—	33,594	—	213	—	—	—	—	—	213
Conversion of Series A convertible preferred stock to common stock	(9,836)	(98)	16,387	—	98	—	—	—	—	—	—
Issuance of common stock as purchase price consideration for the acquisition of Euroscan	—	—	291,230	1	2,242	—	—	—	—	—	2,243
Series A convertible preferred stock dividend	1,940	19	—	—	—	—	(19)	—	—	—	—
Exercise of SARs	—	—	80,354	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	20,792	—	62	—	—	—	—		62
Net income	—	—	—	—	—	—	972	—	—	68	1,040
Foreign currency translation adjustments	—	—	—	—	—	(65)	—	—	—	7	(58)

Balances, June 30, 2014	94,158	$940	55,272,975	$55	$296,282	$170	$(62,463)	29,990	$(96)	$(125)	$234,763

Balances, January 1, 2013	161,359	$1,612	46,783,568	$47	$248,469	$633	$(67,956)	29,990	(96)	$(321)	$182,388
Vesting of restricted stock units	—	—	83,821	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,182	—	—	—	—	—	1,182
Conversion of Series A convertible preferred stock to common stock	(11,011)	(110)	18,345	—	110	—	—	—	—	—	—
Issuance of common stock in connection with the acquisition of MobileNet	—	—	329,344	—	1,633	—	—	—	—	—	1,633
Series A convertible preferred stock dividend	3,118	31	—	—	—	—	(31)	—	—	—	—
Exercise of stock options	—	—	69,535	—	161	—	—	—	—	—	161
Exercise of SARs			86,434	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	2,794	—	—	134	2,928
Foreign currency translation adjustments	—	—	—	—	—	(216)	—	—	—	15	(201)

Balances, June 30, 2013	153,466	$1,533	47,371,047	$47	$251,555	$417	$(65,193)	29,990	$(96)	$(172)	$188,091

See notes to condensed consolidated financial statements.

ORBCOMM Inc.

Notes to the Condensed Consolidated Financial Statements

(All amounts in thousands except share amounts, per share amounts or unless otherwise noted)

1. Overview

ORBCOMM Inc. (“ORBCOMM” or the “Company”), a Delaware corporation, is a global wireless data communications company focused on machine-to-machine (“M2M”) communications. The Company’s services are designed to enable businesses and government agencies to track, monitor, and control and communicate with fixed and mobile assets. The Company operates a two-way global wireless data messaging system optimized for narrowband data communication. The Company also provides customers with technology to proactively monitor, manage and remotely control refrigerated transportation and other mobile assets. This technology enables the Company to expand its global technology platform by transferring capabilities across new and existing vertical markets and deliver complementary products to our channel partners and resellers worldwide. The Company provides these services through a constellation of 25 owned low-Earth orbit, or LEO, satellites, two AIS microsatellites and accompanying ground infrastructure, as well as terrestrial-based cellular communication services through reseller agreements with major cellular wireless providers. The Company expanded its network by launching 6 next-generation satellites into orbit, which are expected to be put into service in the second half of 2014. The Company’s satellite-based system uses small, low power, fixed or mobile satellite subscriber communicators (“Communicators”) for connectivity, and cellular wireless subscriber identity modules (“SIMS”) that are connected to the cellular wireless providers’ networks, with these systems capable of being connected to other public or private networks, including the Internet (collectively, the “ORBCOMM System”).

2. Summary of Significant Accounting Principals

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to SEC rules. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. In the opinion of management, the financial statements as of June 30, 2014 and for the quarters and six months ended June 30, 2014 and 2013 include all adjustments (including normal recurring accruals) necessary for a fair presentation of the consolidated financial position, results of operations, comprehensive income and cash flows for the periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. The financial statements include the accounts of the Company, its wholly-owned and majority-owned subsidiaries, and investments in variable interest entities in which the Company is determined to be the primary beneficiary. All significant intercompany accounts and transactions have been eliminated in consolidation. The portions of majority-owned subsidiaries that the Company does not own are reflected as noncontrolling interests in the condensed consolidated balance sheets.

The Company has made certain reclassifications to prior period information to conform to the current period presentation, including (i) the reclassification of depreciation and amortization from cost of services, cost of product sales, product development and selling, general and administrative (“SG&A”) expenses into its own caption in the condensed consolidated statements of income and (ii) the inclusion of a gross profit subtotal caption on the condensed consolidated statements of income. These reclassifications had no effect on previously reported net income.

Investments

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

Although the Company owns interests in companies that it accounts for pursuant to the equity method, the investments in those entities had no carrying value as of June 30, 2014 and December 31, 2013. The Company has no guarantees or other funding obligations to those entities. The Company had no equity or losses of those investees for the quarters and six months ended June 30, 2014 and 2013.

Acquisition-related Costs

Acquisition-related costs are expensed as incurred and are presented separately on the condensed consolidated statement of income. These costs may include professional services expenses, as well as identifiable integration costs, directly relating to acquisitions.

Fair Value of Financial Instruments

The Company has no financial assets or liabilities that are measured at fair value on a recurring basis. However, if certain triggering events occur the Company is required to evaluate the non-financial assets for impairment and any resulting asset impairment would require that a non-financial asset be recorded at the fair value. Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820 “Fair Value Measurement Disclosure,” prioritizes inputs used in measuring fair value into a hierarchy of three levels: Level 1- unadjusted quoted prices for identical assets or liabilities traded in active markets; Level 2- inputs other than quoted prices included within Level 1 that are either directly or indirectly observable; and Level 3- unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions that market participants would use in pricing.

The carrying value of the Company’s financial instruments, including cash, accounts receivable, note receivable and accounts payable approximated their fair value due to the short-term nature of these items. The carrying value of the Senior Notes approximated its fair value due to its recent issuance.

Concentration of Credit Risk

The Company’s customers are primarily commercial organizations. Accounts receivable are generally unsecured.

Accounts receivable are due in accordance with payment terms included in contracts negotiated with customers. Amounts due from customers are stated net of an allowance for doubtful accounts. The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time accounts are past due, the customer’s current ability to pay its obligations to the Company and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they are deemed uncollectible.

The following table presents customers with revenues greater than 10% of the Company’s consolidated total revenues for the periods shown:

	Three Months ended June 30,		Six Months ended June 30,
	2014	2013	2014	2013
Caterpillar Inc.	12.4%	15.7%	13.3%	20.0%
Komatsu Ltd.	10.2%	11.5%	11.1%	12.1%

The following table presents customers with accounts receivable greater than 10% of the Company’s consolidated accounts receivable for the periods shown:

	June 30, 2014	December 31, 2013
Caterpillar Inc.	17.4%	20.9%

As of June 30, 2014, the Company did not maintain in-orbit insurance coverage for its first generation satellites to address the risk of potential systemic anomalies, failures or catastrophic events affecting its satellite constellation.

In connection with the satellite launch, as discussed in “Note 16 – Subsequent Events”, the Launch One coverage, as defined below, under the in-orbit insurance obtained by the Company in April 2014 took effect in July 2014. Refer to “Note 15 – Commitments and Contingencies” for more information regarding the coverage obtained through the policy.

Inventories

Inventories are stated at the lower of cost or market, determined on a first-in, first-out basis. Inventory consists primarily of raw materials and purchased parts to be utilized by its contract manufacturer. The Company reviews inventory quantities on hand and evaluates the realizability of inventories and adjusts the carrying value as necessary based on forecasted product demand. A provision is made for potential losses on obsolete inventories when identified.

Warranty Costs

The Company accrues for one-year warranty coverage on product sales estimated at the time of sale based on historical costs to repair or replace products for customers compared to historical product revenues. The warranty accrual is included in accrued liabilities on the condensed consolidated balance sheet. Refer to “Note 8 - Accrued Liabilities” for more information.

Recent Accounting Pronouncements

In June 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-12 “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU 2014-12”), which is effective for the fiscal years beginning after December 15, 2015. ASU 2014-12 requires a reporting entity to treat a performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. A reporting entity should apply FASB ASC Topic 718 “Compensation—Stock Compensation,” to awards with performance conditions that affect vesting. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09 “Revenue from Contracts with Customers” (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

3. Acquisitions

Euroscan Holding B.V.

On March 11, 2014, pursuant to the Share Purchase Agreement entered into by the Company and MWL Management B.V., R.Q. Management B.V., WBB GmbH, ING Corporate Investments Participaties B.V. and Euroscan Holding B.V., as sellers (the “Share Purchase Agreement”), the Company completed the acquisition of 100% of the outstanding equity of Euroscan Holding B.V., including, indirectly, its wholly-owned subsidiaries Euroscan B.V., Euroscan GmbH Vertrieb Technischer Geräte, Euroscan Technology Ltd. and Ameriscan, Inc. (collectively, the “Euroscan Group” or “Euroscan”) for an aggregate consideration of (i) $29,163 (€20,999), subject to net working capital adjustments and net cash (on a debt free, cash free basis); (ii) issuance of 291,230 shares of the Company’s common stock, valued at $7.70 per share, which reflected the Company’s closing price on the acquisition date; and (iii) additional contingent considerations of up to $6,547, €4,714 (the “Euroscan Acquisition”). As this acquisition was effective on March 11, 2014, the results of operations of Euroscan were included in the condensed consolidated financial statements beginning March 12, 2014.

Preliminary Estimated Purchase Price Allocation

The transaction has been accounted for using the acquisition method of accounting. This method requires that assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date. The excess of the preliminary purchase price over the preliminary net assets was recorded as goodwill. The preliminary allocation of the purchase price was based upon a preliminary valuation and the estimates and assumptions are subject to change. The Company anticipates finalizing the purchase price allocation by the first quarter of 2015. The preliminary estimated purchase price allocation for the acquisition is as follows:

Amount
Cash	$280
Accounts receivable	2,559
Inventory	1,394
Other current assets	579
Property, plant and equipment	324
Intangible assets	17,400
Other noncurrent assets	543

Total identifiable assets acquired	23,079

Accounts payable and accrued expenses	2,503
Deferred revenues	44
Deferred tax liabilities	4,558

Total liabilities assumed	7,105

Net identifiable assets acquired	15,974
Goodwill	20,231

Total preliminary purchase price	$36,205

Contingent Consideration

Additional consideration is conditionally due to MWL Management B.V. and R.Q. Management B.V. upon achievement of financial and operational milestones. The fair value measurement of the contingent consideration obligation is determined using Level 3 unobservable inputs supported by little or no market activity based on our own assumptions. The estimated fair value of the contingent consideration was determined based on the Company’s preliminary estimates using the probability-weighted discounted cash flow approach. As of June 30, 2014, the Company recorded $2,208 in accrued expenses and $2,761 in other non-current liabilities on the condensed consolidated balance sheet. Changes in the fair value of the contingent consideration obligations are recorded in the condensed consolidated statement of income. For the quarter and six months ended June 30, 2014, charges of $160 were recorded in SG&A expenses for accretion associated with the contingent consideration.

Intangible Assets

The estimated fair value of the technology and trademarks intangible assets was determined using the “relief from royalty method” under the income approach, which is a valuation technique that provides an estimate of the fair value of an asset based on the costs savings that are available through ownership of the asset by the avoidance of paying royalties to license the use of the assets from another owner. The estimated fair value of the customer lists was determined using the “excess earnings method” under the income approach, which represents the total income to be generated by the asset. Some of the more significant assumptions inherent in the development of those asset valuations include the projected revenue associated with the asset, the appropriate discount rate to select in order to measure the risk inherent in each future cash flow stream, the assessment of each asset’s life cycle, as well as other factors. The discount rate used to arrive at the present value at the acquisition date of the customer lists, technology and trademarks was 17.5%. The remaining useful lives of the technology and trademarks were based on historical product development cycles, the projected rate of technology migration and a market participant’s use of these intangible assets and the pattern of projected economic benefit of these intangible assets. The remaining useful lives of customer lists were based on the customer attrition and the projected economic benefit of these customers.

	Estimated Useful life (years)	Amount
Customer lists	12	$14,400
Technology	10	2,400
Trademarks	10	600

		$17,400

Goodwill

The Euroscan Acquisition allows the Company to complement its North American Operations in M2M by adding a significant distribution channel in Europe and other key geographies where Euroscan has market share. These factors contributed to a preliminary estimated purchase price resulting in the recognition of goodwill. The goodwill recorded as part of the acquisition is partially related to the establishment of a deferred tax liability for the intangible assets which have no tax basis and, therefore, will not result in a future tax deduction. As of June 30, 2014, the Company does not intend to make the Internal Revenue Code (“IRS”) Section 338(g) election to treat the acquisition as a deemed asset sale. The goodwill attributable to the acquisition is not deductible for tax purposes. However, the period of making the election with the IRS remains open for 8.5 months from the acquisition date.

Indemnification Asset

In connection with the Share Purchase Agreement, the Company entered into an escrow agreement with MWL Management B.V., R.Q. Management B.V and an escrow agent. Under the terms of this escrow agreement, €1,000 was placed in an escrow account through March 11, 2016 to fund any indemnification obligations to the Company under the Share Purchase Agreement. Under the terms of the escrow agreement, the escrow amount is subject to reduction and early release to the extent no unresolved claims exist in the amount of €250 at the end of each 6 month interval in the period from March 12, 2014 through March 11, 2016.

GlobalTrak

On April 3, 2013, pursuant to the Asset Purchase Agreement dated March 13, 2013 among the Company and System Planning Corporation (“SPC” and collectively the “GlobalTrak Asset Purchase Agreement”), the Company acquired certain assets and liabilities of GlobalTrak for total consideration of $2,990 (the “GlobalTrak Acquisition”), of which $500 was deposited in escrow with a third party escrow agent. The GlobalTrak Acquisition gives the Company access to a customer base that includes military, international, government and commercial customers, as well as expanded reach in growing regions, such as the Middle East, Asia and South America.

Measurement Period Adjustments

During the six months ended June 30, 2014, the Company reduced warranty liabilities assumed in connection with the GlobalTrak Acquisition. As a result, the Company recorded a measurement period adjustment relating to warranties, which decreased goodwill and warranty liability by $250 in the six months ended June 30, 2014. The Company finalized the purchase price allocation.

Indemnification Asset

During the six months ended June 30, 2014, the Company entered into an agreement with SPC to settle claims relating to breaches of representations and warranties under the GlobalTrak Asset Purchase Agreement. Under the terms of the agreement, SPC agreed to direct the third party escrow agent to release $167 from the escrow and distribute to the Company. Following the settlement of indemnification claims, the Company notified the escrow agent to release the remaining funds from escrow and distribute to SPC. As a result of the settlement, the Company decreased goodwill by $167 in the six months ended June 30, 2014.

MobileNet, Inc.

On April 1, 2013, pursuant to an Asset Purchase Agreement dated March 13, 2013 among the Company and MobileNet, Inc. (“MobileNet”), the Company acquired substantially all of the assets of MobileNet for a total consideration $6,404 consisting of cash, shares of common stock and contingent considerations (the “MobileNet Acquisition”). The MobileNet Acquisition enabled the Company to offer MobileNet’s complete fleet management solution directly to original equipment manufacturers, dealers and fleet owners. The Company finalized the purchase price allocation.

Contingent Consideration

Additional consideration in connection with the MobileNet Acquisition is conditionally due to MobileNet for the achievement of certain service revenue milestones attributable to the MobileNet business. The Company estimated the fair value of the contingent earn-out amounts using a probability-weighted discount model and a discount rate of 18%. The Company recorded a reduction of the contingent liability of $199 and $770 in SG&A expenses in the condensed consolidated statement of income in the quarter and six months ended June 30, 2014, respectively, As of June 30, 2014 and December 31, 2013, the balance of the contingent liability, recorded in other liabilities on the consolidated balance sheet, was $148 and $918, respectively.

LMS

On January 12, 2012, pursuant to an Asset Purchase Agreement dated December 23, 2011 among the Company, StarTrak Logistics Management Solutions, LLC, PAR Technology Corporation, PAR Government Systems Corporation (collectively “PAR”) and Par Logistics Management Systems Corporation (“LMS”), the Company acquired the assets and assumed certain liabilities of LMS, a wholly-owned subsidiary of PAR, for consideration of $6,863 consisting of cash, shares of common stock and contingent considerations (the “LMS Acquisition”). The LMS Acquisition enhanced the Company’s position in transportation solutions and expanded its satellite, terrestrial and dual mode offerings.

Contingent Consideration

Additional consideration in connection with the LMS Acquisition is conditionally due to PAR upon the achievement of certain sales targets through 2014. The Company estimated the fair value of the contingent earn-out amounts using a probability-weighted discounted cash flow model. In April 2014, the Company paid $25 to PAR in connection with the achievement of the first tranche of milestones as set forth in the LMS Asset Purchase Agreement. As of June 30, 2014, the balance of the contingent liability of $199 was recorded in accrued expenses on the condensed consolidated balance sheet. As of December 31, 2013, $24 and $184 was included in accrued liabilities and other liabilities on the consolidated balance sheet. For the quarter and six months ended June 30, 2014, charges of $8 and $16 were recorded in SG&A expenses for accretion associated with the contingent consideration, respectively.

StarTrak

On May 16, 2011, pursuant to an Asset Purchase Agreement dated February 23, 2011 among the Company, Alanco Technologies (“Alanco”) and StarTrak Systems, LLC (“StarTrak”), the Company acquired substantially all of the assets of StarTrak, a wholly-owned subsidiary of Alanco, for total consideration of $18,242 (“the StarTrak Acquisition”). The acquisition of StarTrak enabled the Company to create a global technology platform to transfer capabilities across new and existing vertical markets and deliver complementary products to the Company’s channel partners and resellers worldwide.

Warranty Liabilities and Escrow Agreement

As a result of the StarTrak Acquisition, the Company recorded warranty obligations on StarTrak’s product sales, which provide for costs to replace or fix the product. One-year warranty coverage is accrued on product sales which provide for costs to replace or fix the product.

Additionally, in connection with the StarTrak Acquisition, the Company entered into an escrow agreement with Alanco. Under the terms of the escrow agreement, 166,611 shares of common stock were issued to Alanco and placed in an escrow account to cover 50% of certain costs relating to fuel sensor warranty obligations incurred by the Company. On February 24, 2014 the Company and Alanco entered into a settlement agreement to distribute the 166,611 shares of common stock from the escrow account to Alanco. In consideration for agreeing to distribute these shares of common stock, the Company received $691 from Alanco. The Company recorded a loss of $97 for the difference between the value of the indemnification asset and the amount received from Alanco, which was recorded in SG&A expenses in the condensed consolidated statements of income in the six months ended June 30, 2014. In addition, the Company recorded a gain of $126 on the fair value of the common stock held in escrow. This gain was recorded as a reduction to SG&A expenses in the condensed consolidated statement of income in the six months ended June 30, 2014.

4. Stock-based Compensation

The Company’s stock-based compensation plans consist of its 2006 Long-Term Incentives Plan (the “2006 LTIP”) and its 2004 Stock Option Plan. As of June 30, 2014, there were 3,336,740 shares available for grant under the 2006 LTIP and no shares available for grant under the 2004 Stock Option Plan.

Total stock-based compensation recorded by the Company for the quarters ended June 30, 2014 and 2013 was $894 and $594, respectively, and for the six months ended June 30, 2014 and 2013 was $1,775 and $1,220, respectively. Total capitalized stock-based compensation for the quarters ended June 30, 2014 and 2013 was $66 and $26, respectively, and for the six months ended June 30, 2014 and 2013 was $127 and $51, respectively.

The following table summarizes the components of stock-based compensation expense in the condensed consolidated statements of income for the quarters and six months ended June 30, 2014 and 2013:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Cost of services	$11	$54	$80	$121
Cost of product sales	20	24	50	47
Selling, general and administrative	793	496	1,515	992
Product development	70	20	130	60

Total	$894	$594	$1,775	$1,220

As of June 30, 2014, the Company had unrecognized compensation costs for stock appreciation rights and restricted stock unit arrangements totaling $2,769.

2006 LTIP

Time-Based Stock Appreciation Rights

A summary of the Company’s time-based Stock Appreciation Rights (“SARs”) for the six months ended June 30, 2014 is as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2014	3,611,567	$4.20
Granted	66,000	7.34
Exercised	(111,200)	3.37
Forfeited or expired	(39,800)	5.05

Outstanding at June 30, 2014	3,526,567	$4.28	6.43	$8,461

Exercisable at June 30, 2014	2,846,534	$3.96	5.74	$7,788

Vested and expected to vest at June 30, 2014	3,526,567	$4.28	6.43	$8,461

For the quarters ended June 30, 2014 and 2013, the Company recorded stock-based compensation expense of $432 and $328 relating to these SARs, respectively. For the six months ended June 30, 2014 and 2013, the Company recorded stock-based compensation expense of $846 and $644 relating to these SARs, respectively. As of June 30, 2014, $1,529 of total unrecognized compensation cost related to these SARs is expected to be recognized through May 2017.

The weighted-average grant date fair value of the time-based SARs granted during the six months ended June 30, 2014 was $4.52.

The intrinsic value of the SARs exercised was $366 for the six months ended June 30, 2014.

Performance-Based Stock Appreciation Rights

A summary of the Company’s performance-based SARs for the six months ended June 30, 2014 is as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2014	865,713	$5.37
Granted	—	—
Exercised	(57,512)	3.55
Forfeited or expired	(13,600)	6.33

Outstanding at June 30, 2014	794,601	$5.48	5.87	$1,898

Exercisable at June 30, 2014	794,601	$5.48	5.87	$1,898

Vested and expected to vest at June 30, 2014	794,601	$5.48	5.87	$1,898

For the quarters ended June 30, 2014 and 2013, the Company recorded stock-based compensation of $0 and $22 relating to these SARs, respectively. For the six months ended June 30, 2014 and 2013, the Company recorded stock-based compensation of $47 and $122 relating to these SARs, respectively. As of June 30, 2014, the Company had no unrecognized compensation cost related to these SARs.

The intrinsic value of the SARs exercised was $165 for the six months ended June 30, 2014.

The fair value of each time-based and performance-based SAR award is estimated on the date of grant using the Black-Scholes option pricing model with the assumptions described below. For the periods indicated the expected volatility was based on the Company’s historical volatility over the expected terms of SAR awards. Estimated forfeitures were based on voluntary and involuntary termination behavior, as well as analysis of actual forfeitures. The risk-free interest rate was based on the U.S. Treasury yield curve at the time of the grant over the expected term of the SAR grants.

	Six months ended June 30,
	2014	2013
Risk-free interest rate	1.81% and 1.94%	0.91% to 1.37%
Expected life (years)	6.0	5.50 and 6.0
Estimated volatility factor	66.59% and 67.34%	69.54% to 69.92%
Expected dividends	None	None

Time-based Restricted Stock Units

A summary of the Company’s time-based Restricted Stock Units (“RSUs”) for the six months ended June 30, 2014 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Balance at January 1, 2014	85,270	$3.32
Granted	90,255	7.04
Vested	(65,270)	3.83
Forfeited or expired	—	—

Balance at June 30, 2014	110,255	$6.06

For the quarters ended June 30, 2014 and 2013, the Company recorded stock-based compensation expense of $167 and $72 related to these RSUs, respectively. For the six months ended June 30, 2014 and 2013, the Company recorded stock-based compensation expense of $257 and $140 related to these RSUs, respectively. As of June 30, 2014, $444 of total unrecognized compensation cost related to these RSUs is expected to be recognized through December 2015.

Performance-based Restricted Stock Units

A summary of the Company’s performance-based RSUs for the six months ended June 30, 2014 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Balance at January 1, 2014	313,000	$4.26
Granted	125,650	6.18
Vested	(208,868)	3.96
Forfeited or expired	(57,832)	4.06

Balance at June 30, 2014	171,950	$6.10

For the quarters ended June 30, 2014 and 2013, the Company recorded stock-based compensation expense of $205 and $134 related to these RSUs, respectively. For the six months ended June 30, 2014 and 2013, the Company recorded stock-based compensation expense of $431 and $225 related to these RSUs, respectively. As of June 30, 2014, $796 of total unrecognized compensation cost related to these RSUs is expected to be recognized through March 2015.

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

As the MPUs contain both a performance and service condition, the MPUs have been treated as a series of three separate awards, or tranches, for purposes of recognizing stock-based compensation expense. The Company recognizes stock-based compensation expense on a tranche-by-tranche basis over the requisite service period for that specific tranche. The Company estimated the fair value of the MPUs using a Monte Carlo Simulation Model that used the following assumptions:

	Six months ended June 30,
	2014	2013
Risk-free interest rate	0.07% to 0.68%	0.12% to 0.56%
Estimated volatility factor	40.00% to 46.00%	40.00%
Expected dividends	None	None

For the quarters ended June 30, 2014 and 2013, the Company recorded stock-based compensation of $91 and $38 relating to these MPUs, respectively. For the six months ended June 30, 2014 and 2013, the Company recorded stock-based compensation of $196 and $89 relating to these MPUs, respectively.

2004 Stock Option Plan

A summary of the status of the Company’s stock options as of June 30, 2014 is as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2014	88,446	$4.04
Granted	—	—
Exercised	(20,792)	2.98
Forfeited or expired	(17,654)	2.91

Outstanding at June 30, 2014	50,000	$4.88	0.84	$86

Exercisable at June 30, 2014	50,000	$4.88	0.84	$86

Vested and expected to vest at June 30, 2014	50,000	$4.88	0.84	$86

The intrinsic value of the stock options exercised was $75 for the six months ended June 30, 2014.

5. Net Income Attributable to ORBCOMM Inc. Common Stockholders

The Company accounts for earnings per share (“EPS”) in accordance with ASC Topic 260, “Earnings Per Share” (“ASC 260”) and related guidance, which requires two calculations of EPS to be disclosed: basic and diluted. The numerator in calculating basic and diluted EPS is an amount equal to the net income attributable to ORBCOMM Inc. common stockholders for the periods presented. The denominator in calculating basic EPS is the weighted average shares outstanding for the respective periods. The denominator in calculating diluted EPS is the weighted average shares outstanding, plus the dilutive effect of stock option grants, unvested SAR and RSU grants and shares of Series A convertible preferred stock for the respective periods. The following sets forth the basic and diluted calculations of EPS for the quarters and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, expect per share data)	2014	2013	2014	2013
Net income attributable to ORBCOMM Inc. common stockholders	$1,394	$1,671	$953	$2,763

Weighted average number of common shares outstanding:
Basic number of common shares outstanding	55,199	47,296	54,212	47,068
Dilutive effect of grants of stock options, unvested SAR’s and RSU’s and shares of Series A convertible preferred stock	1,581	1,134	1,764	1,241

Diluted number of common shares outstanding	56,780	48,430	55,976	48,309

Earnings per share:
Basic	$0.03	$0.04	$0.02	$0.06
Diluted	$0.02	$0.03	$0.02	$0.06

The following represents amounts not included in the above calculation of diluted EPS as their impact was anti-dilutive under the treasury stock method:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013
SAR’s	1,006	3,802	741	3,744
RSU’s	—	57	—	35
Stock Options	—	465	—	443

The computation of net income attributable to ORBCOMM Inc. common stockholders for the quarters and six months ended June 30, 2014 and 2013 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net income attributable to ORBCOMM Inc.	$1,403	$1,686	$972	$2,794
Preferred stock dividends on Series A convertible preferred stock	(9)	(15)	(19)	(31)

Net income attributable to ORBCOMM Inc. common stockholders	$1,394	$1,671	$953	$2,763

6. Satellite Network and Other Equipment

Satellite network and other equipment consisted of the following:

	Useful life (years)	June 30, 2014	December 31, 2013
Land		$381	$381
Satellite network	1-10	30,647	29,362
Capitalized software	3-7	5,625	4,563
Computer hardware	3	2,570	2,419
Other	2-7	4,615	2,125
Assets under construction		151,160	118,806

		194,998	157,656
Less: accumulated depreciation and amortization		(27,366)	(24,628)

		$167,632	$133,028

During the six months ended June 30, 2014 and 2013, the Company capitalized costs attributable to the design and development of internal-use software in the amount of $1,405 and $746, respectively.

Depreciation and amortization expense for the quarters ended June 30, 2014 and 2013 was $1,401 and $1,010, respectively, including amortization of internal-use software of $224 and $119, respectively. Depreciation and amortization expense for the six months ended June 30, 2014 and 2013 was $2,738 and $2,011, respectively, including amortization of internal-use software of $410 and $228, respectively.

Assets under construction primarily consist of milestone payments pursuant to procurement agreements which includes the design, development, launch and other direct costs relating to the construction of the next-generation satellites and upgrades to its infrastructure and ground segment. Refer to “Note 15 – Commitments and Contingencies” for more information regarding the construction of the Company’s next-generation satellites.

Following the satellite launch discussed in “Note 16 – Subsequent Events”, the Company will begin to depreciate the first six next-generation satellites when they are placed into service, expected to be during the third quarter of 2014. Total depreciation associated with these satellites is expected to be approximately $2,100 for the year ended December 31, 2014, dependent on the date the satellites are placed into service.

7. Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price of an acquired business over the estimated fair values of the underlying net tangible and intangible assets.

Goodwill consisted of the following:

Amount
Balance at January 1, 2014	$20,335
Additions through acquisitions	20,231
Measurement period adjustments	(417)

Balance at June 30, 2014	$40,149

During the six months ended June 30, 2014, the following key items impacted goodwill:

•	The Company recognized goodwill in connection with the Euroscan Acquisition of $20,231;

•	The Company reduced its warranty liabilities in connection with the GlobalTrak Acquisition and recognized a decrease in goodwill of $250; and

•	The Company recognized a decrease in goodwill of $167 in connection with an agreement entered into by the Company and SPC to settle claims relating to breaches of representation and warranties under the GlobalTrak Asset Purchase Agreement.

Goodwill is allocated to the Company’s one reportable segment, which is its only reporting unit.

The Company’s intangible assets consisted of the following:

		June 30, 2014			December 31, 2013
	Useful life (years)	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Customer lists	5, 7, 10 and 12	$21,850	$(1,944)	$19,906	$7,450	$(1,183)	$6,267
Patents and technology	5 and 10	8,380	(1,805)	6,575	5,980	(1,398)	4,582
Trade names and trademarks	3, 5 and 10	1,690	(386)	1,304	1,090	(303)	787

		$31,920	$(4,135)	$27,785	$14,520	$(2,884)	$11,636

The weighted-average amortization period for the intangible assets is 10.81 years. The weighted-average amortization period for customer lists, patents and technology and trade names and trademarks is 11.27, 9.73 and 9.30 years, respectively.

Amortization expense was $789 and $361 for the quarters ended June 30, 2014 and 2013, respectively, and was $1,251 and $617 for the six months ended June 30, 2014 and 2013, respectively.

Estimated annual amortization expense for intangible assets subsequent to June 30, 2014 is as follows:

Amount
2014 (remaining)	$1,546
2015	3,091
2016	3,088
2017	2,939
2018	2,901
Thereafter	14,220

$27,785

8. Accrued Liabilities

The Company’s accrued liabilities consisted of the following:

	June 30,	December 31,
	2014	2013

Accrued compensation and benefits	$2,376	$3,438
Warranty	1,704	2,199
Corporate income tax payable	589	81
Contingent earn-out amount	2,408	24
AIS deployment and license agreement	105	192
Accrued satellite network and other equipment	586	212
Other accrued expenses	4,770	3,681

	$12,538	$9,827

For the six months ended June 30, 2014 and 2013, changes in accrued warranty obligations consisted of the following:

	June 30,
	2014	2013
Balance at January 1,	$2,199	$2,762
Warranty liabilities assumed from acquisition	96	38
Amortization of fair value adjustment of warranty liabilities acquired through acquisitions	(24)	(13)
Reduction of warranty liabilities assumed in connection with the acquisition of GlobalTrak	(250)	—
Warranty expense	155	140
Warranty charges	(472)	(526)

Balance at June 30,	$1,704	$2,401

9. Deferred Revenues

Deferred revenues consisted of the following:

	June 30, 2014	December 31, 2013
Service activation fees	$3,326	$3,135
Prepaid services	2,529	1,949
Warranty revenues	220	272
Prepaid product revenues	10	104

	6,085	5,460
Less current portion	(3,668)	(3,087)

Long-term portion	$2,417	$2,373

10. Note Payable-Related Party

In connection with the acquisition of a majority interest in Satcom in 2005, the Company recorded an indebtedness to OHB Technology A.G. (formerly known as OHB Teledata A.G.), a stockholder of the Company. At June 30, 2014 and December 31, 2013, the principal balance of the note payable was €1,138 and it had a carrying value of $1,560 and $1,571, respectively. The carrying value was based on the note’s estimated fair value at the time of acquisition. The difference between the carrying value and principal balance was being amortized to interest expense over the estimated life of the note of six years which ended in September 30, 2011. This note does not bear interest and has no fixed repayment term. Repayment will be made from the distribution profits, as defined in the note agreement, of ORBCOMM Europe LLC, a wholly owned subsidiary of the Company. The note has been classified as long-term and the Company does not expect any repayments to be required prior to June 30, 2015.

11. Note Payable

$45,000 9.5% Senior Notes

On January 4, 2013, the Company issued $45,000 aggregate principal amount of Senior Notes (“Senior Notes”) due January 4, 2018. Interest is payable quarterly at a rate of 9.5% per annum. The Senior Notes are secured by a first priority security interest in substantially all of the Company’s and its subsidiaries’ assets. The covenants in the Senior Notes limits the Company’s ability to, among other things, (i) incur additional indebtedness and liens; (ii) sell, transfer, lease or otherwise dispose of the Company’s or subsidiaries assets; or (iii) merge or consolidate with other companies. The Company is also required to obtain launch and one year in-orbit insurance for the next-generation satellites under the terms of the Senior Notes. The Company must also comply with a maintenance covenant of either having available liquidity of $10,000 (the sum of (a) cash and cash equivalents plus (b) the total amount available to be borrowed under a working capital facility) or a leverage ratio (consolidated total debt to consolidated adjusted EBITDA, adjusted for stock-based compensation, certain other non-cash items and other agreed upon other charges) of not more than 4.5 to 1.0. In connection with the issuance of the Senior Notes, the Company incurred approximately $1,390 of debt issuance costs, which will be amortized through January 4, 2018. For the quarters ended June 30, 2014 and 2013, amortization of the debt issuance costs was $66 and $56, respectively. For the six months ended June 30, 2014 and 2013, amortization of the debt issuance costs was $136 and $131, respectively. For the quarters and six months ended June 30, 2014 and 2013, the Company capitalized all of the interest expense and amortization of the debt issuance costs to construction of the next-generation satellites.

As of June 30, 2014, the Company was in compliance with all financial covenants.

12. Stockholders’ Equity

Series A convertible preferred stock

During the six months ended June 30, 2014, holders of the Series A convertible preferred stock converted 9,836 shares into 16,387 shares of the Company’s common stock. During the six months ended June 30, 2014, the Company issued dividends in the amount of 1,940 shares to the holders of the Series A convertible preferred stock. As of June 30, 2014, dividends in arrears were $9.

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

As of June 30, 2014, the Company has reserved 7,990,113 shares of common stock for future issuances related to employee stock compensation plans.

13. Segment Information

The Company operates in one reportable segment, M2M data communications. Other than satellites in orbit, long-lived assets outside of the United States are not significant. The following table summarizes revenues on a percentage basis by geographic regions, based on the country in which the customer is located.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
United States	74%	85%	77%	86%
Japan	6%	8%	6%	9%
Europe	17%	3%	13%	3%
Other	3%	4%	4%	2%

	100%	100%	100%	100%

14. Income taxes

For the quarter ended June 30, 2014, the Company’s income tax provision was $427 resulting from foreign income tax expense of $194 from income generated by our international operations and $233 of amortization of tax goodwill generated from acquisitions offset, in part, by deferred tax credits related to amortization of intangible assets with no tax basis. For the quarter ended June 30, 2013, the Company’s income tax provision was $204, resulting from a foreign income tax expense of $115 from income generated by ORBCOMM Japan and $89 of amortization of tax goodwill generated from acquisitions.

For the six months ended June 30, 2014, the Company’s income tax provision was $600 resulting from foreign income tax expense of $304 from income generated by our international operations and $296 of amortization of tax goodwill generated from acquisitions offset, in part, by deferred tax credits related to amortization of intangible assets with no tax basis. For the six months ended June 30, 2013, the Company’s income tax provision was $349, resulting from a foreign income tax expense of $197 from income generated by ORBCOMM Japan and $152 of amortization of tax goodwill generated from acquisitions.

As of June 30, 2014 and December 31, 2013, the Company maintained a valuation allowance against all of its net deferred tax assets, excluding goodwill, attributable to operations in the United States and all other foreign jurisdictions, except for Japan, as the realization of such assets was not considered more likely than not.

As of June 30, 2014, the Company had unrecognized tax benefits of $775. There were no changes to the Company’s unrecognized tax benefits during the six months ended June 30, 2014. The Company does not expect any significant changes to its unrecognized tax positions during the next twelve months.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were recognized during the quarter and six months ended June 30, 2014.

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

On August 31, 2010, the Company entered into two additional task order agreements with SNC in connection with the procurement agreement discussed above. Under the terms of the launch vehicle changes task order agreement, SNC will perform the activities to launch eighteen of the Company’s next-generation satellites on a Space Exploration Technologies Corp. (“SpaceX”) Falcon 1e or Falcon 9 launch vehicle. The total price for the launch activities is cost reimbursable up to $4,110 that is cancelable by the Company, less a credit of $1,528. Under the terms of the engineering change requests and enhancements task order agreement, SNC will design and make changes to each of the next-generation satellites in order to accommodate an additional payload-to-bus interface. The total price for the engineering changes requests is cost reimbursable up to $317. Both task order agreements are payable monthly as the services are performed, provided that with respect to the launch vehicle changes task order agreement, the credit in the amount of $1,528 will first be deducted against amounts accrued thereunder until the entire balance is expended.

On August 23, 2011, the Company and SNC entered into a definitive First Amendment to the procurement agreement (the “First Amendment”). The First Amendment amends certain terms of the procurement agreement dated May 5, 2008 and supplements or amends five separate task order agreements, dated as of May 20, 2010 (Task Order #1), August 31, 2010 (Task Orders #2 and #3), and December 15, 2010 (Task Orders #4 and #5) (collectively with Task Order #6, the “Original Task Orders”). On July 3, 2012, the Company and SNC entered into an additional task order agreement (“Task Order #6”) for SNC to perform final design work to enable additional payload components in satellites 3-18 to be re-programmable while in-orbit. The total price for the work under Task Order #6 is cost plus fixed fee of up to $521. In addition, the Company and SNC entered into (i) Task Order #7 on June 24, 2013 for additional work in connection with the thrust vector alignment with respect to the first eight satellites for the firm fixed price of $189; (ii) Task Order #8 on September 10, 2013 for the final design, implementation and testing of the added reprogramability of the payload for the firm fixed price of $1,650; (iii) Task Order #9 on January 14, 2014 for additional work in connection with the thrust vector alignment with respect to the remaining nine satellites for the firm fixed price of $127; and (iv) Task Order #10 on April 18, 2014 for additional software work on a cost plus fixed fee basis estimated at $175.

The First Amendment modifies the milestone payment schedule under the procurement agreement dated May 5, 2008 but does not change the total contract price (excluding optional satellites and costs under the Original Task Orders) of $117,000. Payments under the Amendment extend into the second quarter of 2014, subject to SNC’s successful completion of each payment milestone. The First Amendment also settles the liquidated delay damages triggered under the procurement agreement dated May 5, 2008 and provides an ongoing mechanism for the Company to obtain pricing proposals to order up to thirty optional satellites substantially identical to the Initial Satellites for which firm fixed pricing previously had expired under the procurement agreement dated May 5, 2008. The Company is anticipating $3,900 in total liquidated delay damages will be available to offset milestone and task order payments.

On March 20, 2014, the Company and SNC entered into a definitive Second Amendment to the procurement agreement (the “Second Amendment”). The Second Amendment amends certain terms of the procurement agreement dated May 5, 2008, as amended by the First Amendment and supplemented by nine separate Task Orders, dated as of May 20, 2010 (Task Order #1), August 31, 2010 (Task Orders #2 and #3), December 15, 2010 (Task Orders #4 and #5), July 3, 2012 (Task Order # 6), June 24, 2013 (Task Order #7), September 10, 2013 (Task Order #8), and January 14, 2014 (Task Order #9 and collectively the “Task Orders”). The Second Amendment modifies the number of satellites in each shipset to reflect the actual number of satellites to be launched in each of the two missions. The Second Amendment also modifies the payment milestone schedule under the First Amendment but does not change the total contract price (excluding optional satellites and costs under the Task Orders) of $117,000.

As of June 30, 2014, the Company has made milestone payments of $70,980 to SNC under the procurement agreement. The Company anticipates making payments under the agreement of approximately $35,490 during the remainder of 2014.

On December 21, 2012, the Company and SpaceX entered into a Launch Services Agreement (the “Falcon 9 Agreement”) pursuant to which SpaceX will provide launch services (the “Launch Services”) for the carriage into low-Earth-orbit of up to 17 ORBCOMM next-generation satellites. Under the Falcon 9 Agreement, SpaceX will also provide to the Company satellite-to-launch vehicle integration and launch support services, as well as certain related optional services. The total price under the Falcon 9 Agreement (excluding any optional services) is $42,600 subject to certain adjustments, which reflects pricing agreed under the 2009 agreement for Launch Services. The amounts due under the Falcon 9 Agreement are payable by the Company in installments from the date of execution of the Falcon 9 Agreement through the performance of each Launch Service.

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

On July 14, 2014, the Company launched six of its next generation OG2 satellites aboard the SpaceX Falcon 9 launch vehicle. The OG2 satellites were separated from the Falcon 9 vehicle into the proper insertion orbit. After an initial health check, the satellites will undergo extensive in-orbit testing for approximately 60 days to verify that all subsystems are properly functioning.

As of June 30, 2014, the Company has made milestone payments of $35,145 under the Falcon 9 Agreement. The Company anticipates making payments of approximately $7,455 during the remainder of 2014.

On September 21, 2012, SpaceX and the Company entered into a Secondary Payload Launch Services Agreement totaling $4,000 of the original $46,600 to launch the next-generation prototype which occurred on October 7, 2012.

In April 2014, the Company obtained launch and one year in-orbit insurance for the OG2 satellite program. For the first launch of six satellites, the Company obtained (i) a maximum total of $66,000 of launch plus one year in-orbit insurance coverage; and (ii) $22,000 of launch vehicle flight only insurance coverage (“Launch One”). The total premium cost for Launch One was $9,953. For the second launch of eleven satellites, the Company obtained (i) a maximum total of $120,000 of launch plus one year in-orbit insurance coverage; and (ii) $22,000 of launch vehicle flight only insurance coverage (“Launch Two”). The total premium cost for Launch Two is $16,454. In April 2014, the Company paid the total premium for Launch One and 5% of the total premium for Launch Two, with the balance of the premium cost for Launch Two becoming due 30 days prior to the scheduled launch of the second mission. The majority of the premium payments are recorded in assets under construction in the condensed consolidated balance sheet as of June 30, 2014. The Launch One coverage took effect on July 14, 2014, following the launch and insertion of the first six satellites into orbit.

The policy contains a three satellite deductible across both missions under the launch plus one year insurance coverage whereby claims are payable in excess of the first three satellites in the aggregate for both Launch One and Launch Two combined that are total losses or constructive total losses. The launch vehicle only coverage requires the loss of all satellites on the applicable mission as a result of the launch vehicle flight in order to collect under that portion of the insurance policy. The policy is also subject to specified exclusions and material change limitations customary in the industry. These exclusions include losses resulting from war, anti-satellite devices, insurrection, terrorist acts, government confiscation, radioactive contamination, electromagnetic interference, loss of revenue and third party liability.

Airtime credits

In 2001, in connection with the organization of ORBCOMM Europe LLC and the reorganization of the ORBCOMM business in Europe, the Company agreed to grant certain country representatives in Europe approximately $3,736 in airtime credits. The Company has not recorded the airtime credits as a liability as (i) the Company has no obligation to pay the unused airtime credits if they are not utilized; and (ii) the airtime credits are earned by the country representatives only when the Company generates revenue from the country representatives. The airtime credits have no expiration date. Accordingly, the Company is recording airtime credits as services are rendered and these airtime credits are recorded net of revenues from the country representatives. For the quarters ended June 30, 2014 and 2013, airtime credits used totaled approximately $7 and $7, respectively. For the six months ended June 30, 2014 and 2013, airtime credits used totaled approximately $15 and $15, respectively. As of June 30, 2014 and December 31, 2013, unused credits granted by the Company were approximately $2,082 and $2,097, respectively.

Development and Production Agreement

In February 2014, the Company entered into an agreement with a vendor to develop and manufacture products over a 5-year period. Future minimum payments over the term of the agreement total $4,817.

16. Subsequent Events

On July 14, 2014, the Company launched six of its next-generation OG2 satellites aboard a SpaceX Falcon 9 launch vehicle. The OG2 satellites were separated from the Falcon 9 vehicle into the proper insertion orbit. After an initial health check, the satellites will undergo extensive in-orbit testing for approximately 60 days to verify that all subsystems are properly functioning. The satellites are expected to be providing full commercial M2M messaging and AIS services when in-orbit testing is complete.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995.

Certain statements discussed in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally relate to our plans, objectives and expectations for future events and include statements about our expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. Such forward-looking statements, including those concerning the Company’s expectations, are subject to known and unknown risks and uncertainties, which could cause actual results to differ materially from the results, projected, expected or implied by the forward-looking statements, some of which are beyond the Company’s control, that may cause the Company’s actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include but are not limited to: ongoing global economic instability and uncertainty; substantial losses we have incurred and may continue to incur; demand for and market acceptance of our products and services and the applications developed by our resellers; we may need additional capital to pursue our growth strategy; loss or decline or slowdown in the growth in business from our key customers, such as Caterpillar Inc., (“Caterpillar”), Komatsu Ltd., (“Komatsu”), Hitachi Construction Machinery Co., Ltd., (“Hitachi”), and other value-added resellers, or VARs, and international value-added resellers, or IVARs; loss or decline or slowdown in growth in business of any of the specific industry sectors the Company serves, such as transportation, heavy equipment, fixed assets and maritime; dependence on a few significant customers; the inability to effect suitable investments, alliances and acquisitions; our acquisitions may expose us to additional risks; litigation proceedings; technological changes, pricing pressures and other competitive factors; the inability of our international resellers and licensees to develop markets outside the United States; the inability to obtain or maintain the necessary regulatory approvals or licenses for particular countries to operate our satellites and provide our services; market acceptance and success of our Automatic Identification System (“AIS”) business; satellite launch and construction delays and cost overruns of our next-generation satellites and launch vehicles; in-orbit satellite failures or reduced performance of our existing satellites; significant liabilities created by products we sell; the $45 million 9.5% Senior Notes that we issued on January 4, 2013 could restrict our business activities or our ability to execute our strategic objectives or adversely affect our financial performance; the failure of our system or reductions in levels of service due to technological malfunctions or deficiencies or other events; our inability to replenish or expand our satellite constellation; inability to operate due to changes or restrictions in the political, legal regulatory, government administrative and economic conditions and developments in the United States and other countries and territories in which we provide our services; and changes in our business strategy. In addition, specific consideration should be given to various factors described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 (“Annual Report”). The Company undertakes no obligation to publicly revise any forward-looking statements or cautionary factors, except as required by law.

Unless otherwise noted or the context otherwise requires, references in this Form 10-Q to “ORBCOMM,” “the Company,” “our company,” “we,” “us” or “our” refer to ORBCOMM Inc. and its direct and indirect subsidiaries.

Overview

We are a global provider of machine-to-machine (“M2M”) solutions, including network connectivity, devices and web reporting applications. These solutions enable optimal business efficiencies, increased asset efficiency, utilization, and substantially reduce asset write-offs helping industry leaders realize benefits on a world-wide basis. Our M2M products and services are designed to track, monitor and enhance security for a variety of assets, such as trailers, trucks, rail cars, intermodal containers, generators, fluid tanks, marine vessels, oil and gas wells, pipeline monitoring equipment, irrigation control systems, and utility meters, in the transportation & distribution, heavy equipment, oil & gas, maritime and government industries. Additionally, we provide AIS data services for vessel tracking and to improve maritime safety to government and commercial customers worldwide. We provide these services using multiple network platforms, including our own constellation of 25 low-Earth orbit satellites, two AIS microsatellites, and our accompanying ground infrastructure. We expanded our network by launching 6 next-generation satellites into orbit, which are expected to be put into service in the second half of 2014. We also offer customer solutions utilizing additional satellite and terrestrial-based cellular network service options that we obtain through service agreements we have entered into with mobile satellite providers Inmarsat and Globalstar, as well as several major cellular (Tier One) wireless carriers. Our satellite-based customer solution offerings use small, low power, mobile earth stations (“Communicators”) for remote asset connectivity, and our terrestrial-based solutions utilize cellular data modems with subscriber identity modules (“SIMS”). Customer solutions provide access to data gathered over these systems via connections to other public or private networks, including the Internet. We are dedicated to providing the most versatile, leading-edge M2M solutions that enable our customers to maximize operational efficiency, increase asset utilization and achieve significant return on investment.

Customers benefiting from our network, products and solutions include original equipment manufacturers, or OEMs, such as Caterpillar, Komatsu, Doosan Infracore America, Hitachi, Hyundai Heavy Industries, The Manitowoc Company and Volvo Construction Equipment; vertical market technology integrators known as VARs and IVARs, such as I.D. Systems, Inc., inthinc Technology Solutions Inc., and American Innovations, Ltd.; and leading refrigeration unit manufacturers, such as Carrier and Thermo King, and well-known brands such as Tropicana, Maersk Line, Prime Inc., C.R. England, FFE Transport, Inc., Target, Chiquita, Ryder, J.B. Hunt, Hapag-Lloyd, Golden State Foods, Martin-Brower and Canadian National Railways.

Next-generation Satellite Launch

On July 14, 2014, we successfully launched six of our next generation OG2 satellites aboard a Space Exploration Technologies Corp. (“SpaceX”) Falcon 9 launch vehicle. The OG2 satellites were successfully separated from the Falcon 9 vehicle into the proper insertion orbit. After an initial health check, the satellites will undergo extensive in-orbit testing for approximately 60 days to verify that all subsystems are properly functioning. The satellites are expected to be providing full commercial M2M messaging and AIS services when in-orbit testing is complete.

Acquisition

Euroscan Holding B.V.

On March 11, 2014, pursuant to the Share Purchase Agreement entered into with MWL Management B.V., R.Q. Management B.V., WBB GmbH, ING Corporate Investments Participaties B.V. and Euroscan Holding B.V., as sellers (the “Share Purchase Agreement”), we completed the acquisition of 100% of the outstanding equity of Euroscan Holding B.V., including, indirectly, its wholly-owned subsidiaries Euroscan B.V., Euroscan GmbH Vertrieb Technischer Geräte, Euroscan Technology Ltd. and Ameriscan, Inc. (collectively, the “Euroscan Group” or “Euroscan”) for an aggregate consideration of (i) $29.2 million (€21.0 million), subject to net working capital adjustments and net cash (on a debt free, cash free basis); (ii) issuance of 291,230 shares of the Company’s common stock, valued at $7.70 per share, which reflected the Company’s closing price on the acquisition date; and (iii) additional contingent considerations of up to $6.5 million, €4.7 million (the “Euroscan Acquisition”). As this acquisition was effective on March 11, 2014, the results of operations of Euroscan were included in the condensed consolidated financial statements beginning March 12, 2014.

Refer to “Note 3 – Acquisitions” in the notes to the condensed consolidated financial statements for further discussion on the Euroscan Acquisition.

Public Offering

On January 17, 2014, we completed a public offering of 6,325,000 shares of common stock including 825,000 shares sold upon full exercise of the underwriters’ over-allotment option at a price of $6.15 per share (the “2014 Public Offering”). We received net proceeds of approximately $36.6 million after deducting underwriters’ discounts and commissions and offering costs.

Shelf Registration

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our results of operations, liquidity and capital resources are based on our consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, accounts receivable, accounting for business combinations, goodwill, satellite network and other equipment, long-lived assets, capitalized development costs, income taxes, warranty costs, loss contingencies and the value of securities underlying stock-based compensation. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from our estimates and could have a significant adverse effect on our results of operations and financial position. For a discussion of our critical accounting policies and estimates see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report. There have been no material changes to our critical accounting policies during 2014.

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

EBITDA is not a performance measure calculated in accordance GAAP. While we consider EBITDA to be an important measure of operating performance, it should be considered in addition to, and not as a substitute for, or superior to, net income or other measures of financial performance prepared in accordance with GAAP and may be different than EBITDA measures presented by other companies.

The following table reconciles our net income to EBITDA for the periods shown:

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands)	2014	2013	2014	2013
Net income attributable to ORBCOMM Inc.	$1,403	$1,686	$972	$2,794
Income tax expense	427	204	600	349
Interest income	(16)	(12)	(18)	(29)
Interest expense	—	5	2	51
Depreciation and amortization	2,190	1,370	3,989	2,628

EBITDA	$4,004	$3,253	$5,545	$5,793

For the second quarter of 2014 compared to the second quarter of 2013, EBITDA increased 23.1% while net income decreased (16.8)%. The rate of increase for EBITDA compared to the rate of decrease for net income primarily reflects higher amortization of finite-lived intangible assets as a result of the Euroscan Acquisition, as well as current higher income tax expenses relating to Euroscan and deferred income tax expenses related to adjustments to tax basis goodwill. For the six months of 2014 compared to the six months of 2013, EBITDA decreased (4.2)% compared to a decrease in net income of (65.2)%. The lower rate of decrease for EBITDA compared to net income primarily reflects higher amortization of finite-lived intangible assets as a result of our acquisitions in 2014 and 2013, as well as current higher income tax expenses relating to Euroscan and deferred income tax expenses related to adjustments to tax basis goodwill.

Revenues

We derive service revenues from the utilization of Communicators and the utilization of SIMS on the cellular providers’ wireless networks by its customers (i.e., its VARs, IVARs, international licensees and country representatives and direct customers). These service revenues generally consist of subscriber-based and recurring monthly usage fees and a one-time activation fee for each Communicator or SIM activated for use. Usage fees are generally based upon the number, size and frequency of data transmitted by a customer and the overall number of Communicators and SIMS activated by each customer. Revenues for usage fees from currently billing Communicators and SIMS are recognized on an accrual basis, as services are rendered, or on a cash basis, if collection from the customer is not reasonably assured at the time the service is provided. Usage fees charged to our resellers and direct customers are charged primarily on the overall number of Communicators activated by them and the total amount of data transmitted. We also earn service revenues from extended warranty service agreements extending beyond the initial warranty period of one year, royalty fees from third parties for the use of our proprietary communications protocol charged on a one-time basis for each Communicator connected to our M2M data communications system and fees from providing engineering, technical and management support services to customers.

We derive product revenues primarily from sales of subscriber communicators to our resellers (i.e., our VARs, IVARs, international licensees and country representatives) and direct customers. We also sell cellular wireless SIMS (for our terrestrial-communication services) to our resellers and direct customers. Revenues generated from product revenues are either recognized when the products are shipped or when customers accept the product depending on the specific contractual terms.

Shipping costs billed to customers are included in product sales revenues and the related costs are included as costs of product sales.

Amounts received prior to the performance of services under customer contracts are recognized as deferred revenues and revenue recognition is deferred until such time that all revenue recognition criteria have been met.

The table below presents our revenues for the quarters and six months ended June 30, 2014 and 2013, together with the percentage of total revenue represented by each revenue category in (in thousands):

	Three months ended June 30,				Six months ended June 30,
	2014		2013		2014		2013
Service revenues	$14,902	61.3%	$13,517	72.8%	$29,328	67.2%	$27,407	77.7%
Product sales	9,396	38.7%	5,042	27.2%	14,320	32.8%	7,872	22.3%

	$24,298	100.0%	$18,559	100.0%	$43,648	100.0%	$35,279	100.0%

Total revenues for the quarters ended June 30, 2014 and 2013 were $24.3 million and $18.6 million, respectively, an increase of 30.6%. Total revenues for the six months ended June 30, 2014 and 2013 were $43.6 million and $35.3 million, respectively, an increase of 23.5%.

Service Revenues

	Three months ended June 30,		Change		Six months ended June 30,		Change
(In thousands)	2014	2013	Dollars	%	2014	2013	Dollars	%
Service revenues	$14,902	$13,517	$1,385	10%	$29,328	$27,407	$1,921	7%

The increase in service revenues for the quarter and six months ended June 30, 2014 was primarily due to revenue generated from our acquisitions and increases in core service revenues.

As of June 30, 2014, we had approximately 915,000 billable subscriber communicators compared to approximately 800,000 billable subscriber communicators as of June 30, 2013, an increase of 14%.

Service revenue growth can be impacted by the customary lag between subscriber communicator activations and recognition of service revenue from these units.

Product Sales

	Three months ended		Change		Six months ended June		Change
(In thousands)	2014	2013	Dollars	%	2014	2013	Dollars	%
Product sales	$9,396	$5,042	$4,354	86%	$14,320	$7,872	$6,448	82%

The increase in product revenues for the quarter and six months ended June 30, 2014, compared to the prior year periods, was primarily attributable to the products sold by the companies we acquired and increases from products sold in our core business.

Costs of revenues, exclusive of depreciation and amortization

	Three months ended		Change		Six months ended June		Change
(In thousands)	2014	2013	Dollars	%	2014	2013	Dollars	%
Cost of service	$4,630	$4,426	$204	5%	$9,700	$9,163	$537	6%
Cost of product sales	6,547	4,094	2,453	60%	10,574	6,197	4,377	71%

Costs of services is comprised of expenses to operate our network, such as payroll and related costs, including stock-based compensation, and usage fees to third-party networks. The increase in cost of service for the quarter and six months ended June 30, 2014, compared to the prior year periods, was primarily due to costs associated with our acquired companies, offset, in part, by a one-time reduction due to the impact of a favorable contract settlement.

Costs of products includes the purchase price of subscriber communicators and SIMS sold, costs of warranty obligations, shipping charges, as well as operational costs to fulfill customer orders including costs for employees and inventory management. The increase in cost of product for the quarter and six months ended June 30, 2014 was primarily due to increased product sales as a result of our acquisitions, costs associated with our increased sales in our core business and inventory charges.

Gross Profit

Gross profit increased by $3.1 million or 31% to $13.1 million for the quarter ended June 30, 2014 compared to $10.0 million for the quarter ended June 30, 2013. The increase was due to increases in gross profit of $1.2 million from service revenues and $1.9 million from product sales, primarily due to a mix of higher margin product sales as a result of our Euroscan Acquisition.

Gross profit increased by $3.5 million or 17.6% to $23.4 million for the six months ended June 30, 2014 compared to $19.9 million for the six months ended June 30, 2013. The increase was due to increases in gross profit of $1.4 million from service revenues and $2.1 million from product sales, primarily due to a mix of higher margin product sales as a result of our acquisitions in 2014 and 2013. Additionally, the increase in service revenue gross profit is due to increases in service revenues notwithstanding the effect on growth in service revenues of a billing adjustment in the first six months of 2013 that had the effect of increasing service margins in the prior year period.

Selling, general and administrative expenses

	Three months ended		Change		Six months ended June		Change
(In thousands)	2014	2013	Dollars	%	2014	2013	Dollars	%
Selling, general and administrative expenses	$8,314	$6,372	$1,942	30%	$15,120	$12,449	$2,671	21%

Selling, general and administrative (“SG&A”) expenses relate primarily to expenses for general management, sales and marketing, finance, professional fees and general operating expenses. The increase in SG&A expenses for the quarter and six months ended June 30, 2014, compared to the prior year periods, was primarily due to additional headcount, most of which was from the companies acquired.

Product development expenses

	Three months ended		Change		Six months ended June		Change
(In thousands)	2014	2013	Dollars	%	2014	2013	Dollars	%
Product development	$641	$478	$163	34%	$1,320	$1,264	$56	4%

Product development expenses consist primarily of the expenses associated with our engineering efforts including the cost of third parties to support our current applications.

Depreciation and amortization

	Three months ended		Change		Six months ended June		Change
(In thousands)	2014	2013	Dollars	%	2014	2013	Dollars	%
Depreciation and amortization	$2,190	$1,370	$820	60%	$3,989	$2,628	$1,361	52%

The increase in depreciation and amortization for the quarter and six months ended June 30, 2014 is primarily due to the amortization of intangible assets acquired in our acquisitions.

Acquisition-related costs

Acquisition-related costs include professional services expenses and identifiable integration costs. For the quarters ended June 30, 2014 and 2013, we incurred acquisition-related costs of $0.2 million in each quarter, respectively. For the six months ended June 30, 2014 and 2013, we incurred acquisition-related costs of $1.4 million and $0.6 million, respectively. The increase in the six months ended June 30, 2014 of 120% compared to the prior year period, mainly related to costs incurred in connection with our Euroscan Acquisition.

Income from operations

For the quarter ended June 30, 2014, we have income from operations of $1.8 million, compared to income from operations of $1.6 million for the quarter ended June 30, 2013. For the six months ended June 30, 2014, we have income from operations of $1.6 million, compared to income from operations of $3.0 million for the six months ended June 30, 2013.

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

For the quarter and six months ended June 30, 2014 other income (expense) was $0.1 million and $0.1 million, respectively. For the quarter and six months ended June 30, 2013 other income (expense) was $0.4 million and $0.3 million, respectively.

Income before income taxes

For the quarter ended June 30, 2014, we have income before income taxes of $1.9 million, compared to income before income taxes of $2.0 million for the quarter ended June 30, 2013. For the six months ended June 30, 2014, we have income before income taxes of $1.6 million, compared to income before income taxes of $3.3 million for the six months ended June 30, 2013.

Income taxes

For the quarter ended June 30, 2014, we recorded income taxes of $0.4 million, which included foreign income taxes of $0.2 million from income generated by our international operations and $0.2 million from the amortization of tax goodwill generated from our acquisitions offset, in part, by deferred tax credits related to amortization of intangible assets with no tax basis. For the quarter ended June 30, 2013, we recorded income taxes of $0.2 million, which included foreign income tax of $0.1 million from income generated by our subsidiary ORBCOMM Japan, operating in Japan, and $0.1 million from the amortization of tax goodwill generated from our acquisitions.

For the six months ended June 30, 2014, we recorded income taxes of $0.6 million, which included foreign income taxes of $0.3 million from income generated by our international operations and $0.3 million from amortization of tax goodwill generated form our acquisitions offset, in part, by deferred tax credits related to amortization of intangible assets with no tax basis. For the six months ended June 30, 2013, we recorded income taxes of $0.3 million, which included foreign income taxes of $0.2 million form income generated by our subsidiary ORBCOMM Japan and $0.1 million from the amortization of tax goodwill generated from our acquisitions.

As of June 30, 2014 and 2013, we maintained a valuation allowance against all of our net deferred tax assets, excluding goodwill, attributable to operations in the United States and all foreign jurisdictions, except for Japan, as the realization of such assets was not considered more likely than not.

Net income

For the quarter ended June 30, 2014, we have net income of $1.4 million compared to net income of $1.8 million in the prior year period. For the six months ended June 30, 2014, we have net income of $1.0 million compared to net income of $2.9 million in the prior year period.

Noncontrolling interests

Noncontrolling interests relate to earnings and losses attributable to noncontrolling shareholders.

Net income attributable to ORBCOMM Inc.

For the quarter ended June 30, 2014, we have net income attributable to our company of $1.4 million compared to net income of $1.7 million in the prior year period. For the six months ended June 30, 2014, we have income attributable to our company of $1.0 million compared to net income of $2.8 million in the prior year period.

For the quarter and six months ended June 30, 2014 and 2013, the net income attributable to our common stockholders considers dividends of less than $0.1 million paid in shares of the Series A convertible preferred stock.

Liquidity and Capital Resources

Overview

Our liquidity requirements arise from our working capital needs and to fund capital expenditures to support our current operations, and facilitate growth and expansion. We have financed our operations and expansion with cash flows from operating activities, sales of our common stock through public offerings and private placements of debt. At June 30, 2014, we have an accumulated deficit of $62.5 million. Our primary source of liquidity consisted of cash and cash equivalents and restricted cash totaling $50.9 million, and cash flows from operating activities, which we believe will be sufficient to provide working capital and capital expenditures for the next twelve months.

Operating activities

Cash provided by our operating activities for the six months ended June 30, 2014 was $1.4 million resulting from net income of $1.0 million, supplemented by non-cash items including $4.0 million for depreciation and amortization and $1.8 million for stock-based compensation, offset, in part, by a net decrease of $0.6 million in the fair values of acquisitions related contingent consideration. Working capital activities primarily consisted of a net increase in accounts receivable due to timing of collections, as well as increases in inventories, as a result of our Euroscan Acquisition, and decreases in accounts payable and accrued liabilities primarily related to timing of payments.

Cash used in our operating activities for the six months ended June 30, 2013 was $2.2 million resulting from net income of $2.9 million, supplemented by non-cash items including $2.6 million for depreciation and amortization and $1.2 million for stock-based compensation. Working capital activities primarily consisted of a net uses of cash of $2.8 million for an increase in accounts receivable, primarily due to the increase in revenues, and $2.0 million from a decrease in accounts payable and accrued expenses primarily related to timing for payments for professional fees.

Investing activities

Cash used in our investing activities for the six months ended June 30, 2014 was $57.6 million, resulting primarily from capital expenditures of $29.5 million and $28.9 million in cash consideration paid in connection with our Euroscan Acquisition.

Cash used in our investing activities for the six months ended June 30, 2013 was $30.9 million, resulting primarily from capital expenditures of $21.6 million, purchases of marketable securities of $51.4 million and $3.2 million and $2.0 million in consideration paid to acquired MobileNet, Inc. and GlobalTrak, respectively, offset, in part, by proceeds received from the maturities of marketable securities totaling $47.3 million.

Financing activities

Cash provided by our financing activities for the six months ended June 30, 2014 was $36.6 million, primarily due to net proceeds received from our 2014 Public Offering.

Cash provided by our financing activities for the six months ended June 30, 2013 was $40.3 million, resulting primarily from proceeds received from the issuance of $45 million Senior Notes, offset, in part, by payments for debt issuance costs of $1.3 million in connection with the Senior Notes and a $3.4 million principal repayment of the 6% secured promissory note issued in connection with the acquisition of StarTrak in 2011.

Future Liquidity and Capital Resource Requirements

We expect that our existing cash and cash equivalents and restricted cash along with cash flows from operating activities will be sufficient over the next 12 months to provide working capital, cover interest payments on the $45 million Senior Notes, and capital expenditures that primarily includes the deployment of the next-generation satellites. We believe our positive net working capital assets can provide additional liquidity If necessary to cover any temporary cash flow needs, and we further believe we have access to capital markets should that be required.

On January 17, 2014, we completed our 2014 Public Offering. We received net proceeds of approximately $36.6 million after deducting underwriters’ discounts and commissions and offering costs.

On January 4, 2013, we issued $45 million aggregate principal amount of Senior Notes (“Senior Notes”) due on January 4, 2018. Interest is payable quarterly at a rate of 9.5% per annum. The Senior Notes are secured by a first priority security interest in substantially all of our and our subsidiaries’ assets. The Senior Notes allow us to put in place a revolving credit facility of up to $15 million, secured by a first priority security interest in receivables and inventory. The covenants in the Senior Notes limits our ability to, among other things, (i) incur additional indebtedness and liens; (ii) sell, transfer, lease or otherwise dispose of the Company’s or subsidiaries assets; or (iii) merge or consolidate with other companies. We are also required to obtain launch and one year in-orbit insurance for our next-generation satellites under the terms of the Senior Notes. We must also comply with a maintenance covenant of either having available liquidity of $10 million (the sum of (a) cash and cash equivalents plus (b) the total amount available to be borrowed under a working capital facility) or a leverage ratio (consolidated total debt to consolidated adjusted EBITDA, adjusted for stock-based compensation and certain other non-cash items and other agreed upon other charges) of not more than 4.5 to 1.0.

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

Debt Covenants

As of June 30, 2014, we were in compliance with our covenants of the Senior Notes.

Contractual Obligations

There have been no material changes in our contractual obligations as of June 30, 2014, as previously disclosed in our Annual Report.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

There has been no material changes in our assessment of our sensitivity to market risk as of June 30, 2014, as previously disclosed in Part II, Item 7A “Quantitative and Qualitative Disclosures about Market Risks” in our Annual Report.

Concentration of credit risk

The following table presents customers with revenues greater than 10% of our consolidated total revenues for the periods shown:

	Three Months ended		Six Months ended
	June 30,		June 30,
	2014	2013	2014	2013
Caterpillar Inc.	12.4%	15.7%	13.3%	20.0%
Komatsu Ltd.	10.2%	11.5%	11.1%	12.1%

Item 4. Disclosure Controls and Procedures

Evaluation of the Company’s disclosure controls and procedures.

The Company’s management evaluated, with the participation of the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2014. Based on their evaluation, the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2014.

Changes in Internal Control over Financial Reporting.

We reviewed our internal control over financial reporting at June 30, 2014. As a result of the Euroscan Acquisition we have begun to integrate certain business processes and systems of Euroscan. Accordingly, certain changes have been made and will continue to be made to our internal controls over financial reporting until such time as this integration is complete. In reliance on interpretive guidance issued by the Securities and Exchange Commission (the “SEC”) staff, management has chosen to exclude disclosure of changes in internal control over financial reporting related to Euroscan.

There have been no other changes in our internal control over financial reporting identified in an evaluation thereof that occurred during the second quarter of 2014 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Except as discussed under “Overview” in Part 1, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” there have been no material changes in the risk factors as of June 30, 2014, as previously disclosed in Part I, Item 1A “Risk Factors” in our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2014, holders of Series A convertible preferred stock converted 9,836 shares into 16,387 shares of our common stock.

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

ORBCOMM Inc. (Registrant)

Date: August 7, 2014	/s/ Marc J. Eisenberg
Marc J. Eisenberg,
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2014	/s/ Robert G. Costantini
Robert G. Costantini,
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: August 7, 2014	/s/ Constantine Milcos
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