Form 10-Q
period 2014-09-30
ORBCOMM Inc.
filed 2014-11-10
CIK 1361983

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of shares outstanding of the registrant’s common stock as of November 3, 2014 is 55,266,947.

ORBCOMM Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$40,554	$68,354
Accounts receivable, net of allowance for doubtful accounts of $629 and $279, respectively	16,679	14,098
Inventories	12,013	5,186
Prepaid expenses and other current assets	3,702	1,768
Deferred income taxes	623	623

Total current assets	73,571	90,029
Satellite network and other equipment, net	179,241	133,028
Goodwill	39,929	20,335
Intangible assets, net	27,012	11,636
Restricted cash	1,195	2,195
Other assets	4,336	2,997
Deferred income taxes	1,253	1,254

Total assets	$326,537	$261,474

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$7,169	$2,575
Accrued expenses	18,407	9,827
Current portion of deferred revenue	3,782	3,087

Total current liabilities	29,358	15,489

Note payable - related party	1,446	1,571
Note payable	45,000	45,000
Deferred revenue, net of current portion	2,347	2,373
Deferred tax liabilities	7,331	2,439
Other liabilities	5,783	1,654

Total liabilities	91,265	68,526

Commitments and contingencies
Equity:
ORBCOMM Inc. stockholders’ equity
Preferred Stock Series A, par value $0.001; 1,000,000 shares authorized; 89,144 and 102,054 shares issued and outstanding, respectively	891	1,019
Common stock, par value $0.001; 250,000,000 share authorized; 55,276,060 and 48,216,480 shares issued, respectively	55	48
Additional paid-in capital	297,203	255,358
Accumulated other comprehensive income	(253)	235
Accumulated deficit	(62,496)	(63,416)
Less treasury stock, at cost; 29,990 shares at September 30, 2014 and December 31, 2013, respectively	(96)	(96)

Total ORBCOMM Inc. stockholders’ equity	235,304	193,148
Noncontrolling interest	(32)	(200)

Total equity	235,272	192,948

Total liabilities and equity	$326,537	$261,474

See notes to condensed consolidated financial statements.

ORBCOMM Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Revenues:
Service revenues	$15,184	$13,767	$44,512	$41,174
Product sales	7,942	5,926	22,262	13,798

Total revenues	23,126	19,693	66,774	54,972

Cost of revenues, exclusive of depreciation and amortization shown below:
Cost of services	5,291	5,149	14,991	14,312
Cost of product sales	5,524	4,058	16,098	10,255

Gross profit	12,311	10,486	35,685	30,405

Operating expenses:
Selling, general and administrative	8,720	6,213	23,840	18,662
Product development	788	706	2,108	1,970
Depreciation and amortization	2,481	1,586	6,470	4,214
Acquisition-related costs	247	771	1,613	1,391

Income from operations	75	1,210	1,654	4,168

Other income (expense):
Interest income	14	5	31	34
Other income	62	41	107	382
Interest expense	(2)	(3)	(3)	(54)

Total other income	74	43	135	362

Income before income taxes	149	1,253	1,789	4,530
Income taxes	145	254	745	603

Net income	4	999	1,044	3,927
Less: Net income attributable to the noncontrolling interests	37	13	105	147

Net (loss) income attributable to ORBCOMM Inc.	$(33)	$986	$939	$3,780

Net (loss) income attributable to ORBCOMM Inc. common stockholders	$(33)	$971	$920	$3,734

Per share information-basic:
Net (loss) income attributable to ORBCOMM Inc. common stockholders	$(0.00)	$0.02	$0.02	$0.08

Per share information-diluted:
Net (loss) income attributable to ORBCOMM Inc. common stockholders	$(0.00)	$0.02	$0.02	$0.08

Weighted average common shares outstanding:
Basic	55,247	47,498	54,561	47,213

Diluted	55,247	48,728	56,275	48,475

See notes to condensed consolidated financial statements.

ORBCOMM Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In Thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net income	$4	$999	$1,044	$3,927
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(367)	(109)	(425)	(310)

Other comprehensive loss	(367)	(109)	(425)	(310)

Comprehensive (loss) income	(363)	890	619	3,617
Less: Comprehensive loss (income) attributable to noncontrolling interests	(93)	20	(168)	(129)

Comprehensive (loss) income attributable to ORBCOMM Inc.	$(456)	$910	$451	$3,488

See notes to condensed consolidated financial statements.

ORBCOMM Inc.

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$1,044	$3,927

Adjustments to reconcile net income to net cash provided by operating activities:
Change in allowance for doubtful accounts	350	94
Change in the fair value of acquisition-related contingent consideration	(579)	(153)
Amortization of the fair value adjustment related to warranty liabilities acquired through acquisitions	(156)	(63)
Depreciation and amortization	6,470	4,214
Stock-based compensation	2,627	1,894
Foreign exchange (gains) losses	(192)	19
Amortization of premium on marketable securities	—	187
Increase in fair value of indemnification assets	(126)	(138)
Loss on settlement agreement in connection with the indemnification assets	97	—
Deferred income taxes	333	198
Other	201	—
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(73)	(1,746)
Inventories	(5,576)	1,368
Prepaid expenses and other assets	(716)	(909)
Accounts payable and accrued liabilities	1,178	(2,573)
Deferred revenue	614	(902)
Other liabilities	388	34

Net cash provided by operating activities	5,884	5,451

Cash flows from investing activities, net of acquisition:
Acquisition of businesses	(28,883)	(5,098)
Capital expenditures	(41,892)	(25,985)
Proceeds received from settlement agreement in connection with the indemnification assets	691	—
Proceeds from warranty claim on acquired inventory	167	—
Purchases of marketable securities	—	(51,448)
Proceeds from maturities of marketable securities	—	79,230

Net cash used in investing activities	(69,917)	(3,301)

Cash flows from financing activities
Proceeds received from issuance of common stock in connection with public offering, net of underwriters’ discounts and commissions and offering costs of $2,228	36,607	—
Proceeds received from issuance of $45,000 Senior Notes	—	45,000
Cash paid for debt issuance costs	—	(1,287)
Proceeds received from exercise of stock options	62	760
Payment of deferred purchase consideration	(25)	—
Principal payment of note payable	—	(3,450)
Principal payments of capital leases	(135)	(160)

Net cash provided by financing activities	36,509	40,863

Effect of exchange rate changes on cash and cash equivalents	(276)	(300)

Net (decrease) increase in cash and cash equivalents	(27,800)	42,713
Beginning of period	68,354	34,783

End of period	$40,554	$77,496

Supplemental disclosures of cash flow information:
Cash paid for
Interest	$3,206	$3,191

Income taxes	$237	$1,332

Supplemental schedule of noncash investing and financing activities
Noncash investing and financing activities:
Capital expenditures incurred not yet paid	$6,372	$6,717

Stock-based compensation included in capital expenditures	$227	$86

Series A convertible preferred stock dividend paid in-kind	$19	$46

Issuance of common stock as consideration for acquisition of businesses	$2,243	$1,633

Common stock issued as form of payment for MPUs	$213	$—

Acquisition-related contingent consideration	$4,809	$1,539

Gateway and components recorded in inventory in prior years which were used for constuction under satellite network and other equipment	$—	$31

Unpaid debt issuance costs included in accrued liabilities	$1,524	$46

See notes to condensed consolidated financial statements.

ORBCOMM Inc.

Condensed Consolidated Statements of Changes in Equity

Nine months ended September 30, 2014 and 2013

(in thousands, except share data)

(Unaudited)

	Series A convertible Preferred stock				Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit			Noncontrolling interests	Total equity
			Common stock					Treasury stock
	Shares	Amount	Shares	Amount				Shares	Amount

Balances, January 1, 2014	102,054	$1,019	48,216,480	$48	$255,358	$235	$(63,416)	29,990	(96)	$(200)	$192,948
Vesting of restricted stock units	—	—	279,538	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,580	—	—	—	—	—	2,580
Proceeds received from issuance of common stock in connection with public offering, net of underwriters’ discounts and commissions and offering costs of $2,228	—	—	6,325,000	6	36,601	—	—	—	—	—	36,607
Common stock issued as form of payment for MPUs	—	—	33,594	—	213	—	—	—	—	—	213
Conversion of Series A convertible preferred stock to common stock	(14,850)	(147)	24,740	—	147	—	—	—	—	—	—
Issuance of common stock as purchase price consideration for the acquisition of Euroscan	—	—	291,230	1	2,242	—	—	—	—	—	2,243
Series A convertible preferred stock dividend	1,940	19	—	—	—	—	(19)	—	—	—	—
Exercise of SARs	—	—	84,686	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	20,792	—	62	—	—	—	—		62
Net income	—	—	—	—	—	—	939	—	—	105	1,044
Foreign currency translation adjustments	—	—	—	—	—	(488)	—	—	—	63	(425)

Balances, September 30, 2014	89,144	$891	55,276,060	$55	$297,203	$(253)	$(62,496)	29,990	$(96)	$(32)	$235,272

Balances, January 1, 2013	161,359	$1,612	46,783,568	$47	$248,469	$633	$(67,956)	29,990	(96)	$(321)	$182,388
Vesting of restricted stock units	—	—	83,821	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,796	—	—	—	—	—	1,796
Conversion of Series A convertible preferred stock to common stock	(37,017)	(370)	61,673	—	370	—	—	—	—	—	—
Issuance of common stock in connection with the acquisition of MobileNet	—	—	329,344	—	1,633	—	—	—	—	—	1,633
Series A convertible preferred stock dividend	4,647	46	—	—	—	—	(46)	—	—	—	—
Exercise of stock options	—	—	308,004	1	759	—	—	—	—	—	760
Exercise of SARs			167,377	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	3,780	—	—	147	3,927
Foreign currency translation adjustments	—	—	—	—	—	(292)	—	—	—	(18)	(310)

Balances, September 30, 2013	128,989	$1,288	47,733,787	$48	$253,027	$341	$(64,222)	29,990	$(96)	$(192)	$190,194

See notes to condensed consolidated financial statements.

ORBCOMM Inc.

Notes to the Condensed Consolidated Financial Statements

(All amounts in thousands except share amounts, per share amounts or unless otherwise noted)

1. Overview

ORBCOMM Inc. (“ORBCOMM” or the “Company”), a Delaware corporation, is a global wireless data communications company focused on machine-to-machine (“M2M”) communications. The Company’s services are designed to enable businesses and government agencies to track, monitor, and control and communicate with fixed and mobile assets. The Company operates a two-way global wireless data messaging system optimized for narrowband data communication. The Company also provides customers with technology to proactively monitor, manage and remotely control refrigerated transportation and other mobile assets. This technology enables the Company to expand its global technology platform by transferring capabilities across new and existing vertical markets and deliver complementary products to our channel partners and resellers worldwide. The Company provides these services through a constellation of 31 owned low-Earth orbit, or LEO, satellites, comprised of 25 first generation satellites and six next-generation satellites placed into service in September 2014, two AIS microsatellites and accompanying ground infrastructure, as well as terrestrial-based cellular communication services through reseller agreements with major cellular wireless providers. The Company’s satellite-based system uses small, low power, fixed or mobile satellite subscriber communicators (“Communicators”) for connectivity, and cellular wireless subscriber identity modules (“SIMS”) that are connected to the cellular wireless providers’ networks, with these systems capable of being connected to other public or private networks, including the Internet (collectively, the “ORBCOMM System”).

2. Summary of Significant Accounting Principals

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to SEC rules. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. In the opinion of management, the financial statements as of September 30, 2014 and for the quarters and nine months ended September 30, 2014 and 2013 include all adjustments (including normal recurring accruals) necessary for a fair presentation of the consolidated financial position, results of operations, comprehensive income and cash flows for the periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. The financial statements include the accounts of the Company, its wholly-owned and majority-owned subsidiaries, and investments in variable interest entities in which the Company is determined to be the primary beneficiary. All significant intercompany accounts and transactions have been eliminated in consolidation. The portions of majority-owned subsidiaries that the Company does not own are reflected as noncontrolling interests in the condensed consolidated balance sheets.

The Company has made certain reclassifications to prior period information to conform to the current period presentation, including (i) the reclassification of depreciation and amortization from cost of services, cost of product sales, product development and selling, general and administrative (“SG&A”) expenses into its own caption in the condensed consolidated statements of operations and (ii) the inclusion of a gross profit subtotal caption on the condensed consolidated statements of operations. These reclassifications had no effect on previously reported net income.

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

Although the Company owns interests in companies that it accounts for pursuant to the equity method, the investments in those entities had no carrying value as of September 30, 2014 and December 31, 2013. The Company has no guarantees or other funding obligations to those entities. The Company had no equity or losses of those investees for the quarters and nine months ended September 30, 2014 and 2013.

Acquisition-related Costs

Acquisition-related costs are expensed as incurred and are presented separately on the condensed consolidated statement of operations. These costs may include professional services expenses, as well as identifiable integration costs, directly relating to acquisitions.

Fair Value of Financial Instruments

The Company has no financial assets or liabilities that are measured at fair value on a recurring basis. However, if certain triggering events occur the Company is required to evaluate the non-financial assets for impairment and any resulting asset impairment would require that a non-financial asset be recorded at the fair value. Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820 “Fair Value Measurement Disclosure,” prioritizes inputs used in measuring fair value into a hierarchy of three levels: Level 1 – unadjusted quoted prices for identical assets or liabilities traded in active markets; Level 2 – inputs other than quoted prices included within Level 1 that are either directly or indirectly observable; and Level 3 – unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions that market participants would use in pricing.

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

The following table presents customers with revenues greater than 10% of the Company’s consolidated total revenues for the periods shown:

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2014	2013	2014	2013
Caterpillar Inc.	13.5%	14.7%	13.3%	18.1%
Komatsu Ltd.	11.6%	11.8%	11.3%	12.0%

The following table presents customers with accounts receivable greater than 10% of the Company’s consolidated accounts receivable for the periods shown:

	September 30,	December 31,
	2014	2013
Caterpillar Inc.	19.0%	20.9%

As of September 30, 2014, the Company did not maintain in-orbit insurance coverage for its first generation satellites to address the risk of potential systemic anomalies, failures or catastrophic events affecting its satellite constellation.

In connection with the next-generation satellite launch, as discussed in “Note 6 – Satellite Network and Other Equipment,” the Launch One coverage, as defined below, under the in-orbit insurance obtained by the Company in April 2014, took effect in July 2014. Refer to “Note 15 – Commitments and Contingencies” for more information regarding the coverage obtained through the policy.

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

Restricted Cash

Restricted cash of $2,195, principally consists of the remaining cash collateral of $2,000 for a performance bond required by the U.S. Federal Communications Commission (“FCC”) in connection with the construction, launch and operation of the next-generation satellites that was authorized in the March 21, 2008 FCC Space License modification. Under the terms of the performance bond, the cash collateral will be reduced in increments of $1,000 upon completion of specified milestones. The Company certified completion of the fourth milestone and the FCC refunded the Company $1,000 in October 2014. Accordingly, as of September 30, 2014, the Company classified $1,000 of restricted cash in prepaid expenses and other current assets and $1,195 in restricted cash on the condensed consolidated balance sheet.

Warranty Costs

The Company accrues for one-year warranty coverage on product sales estimated at the time of sale based on historical costs to repair or replace products for customers compared to historical product revenues. The warranty accrual is included in accrued liabilities on the condensed consolidated balance sheet. Refer to “Note 8 – Accrued Liabilities” for more information.

Recent Accounting Pronouncements

In June 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-12 “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU 2014-12”), which is effective for the fiscal years beginning after December 15, 2015. ASU 2014-12 requires a reporting entity to treat a performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. A reporting entity should apply FASB ASC Topic 718 “Compensation – Stock Compensation,” to awards with performance conditions that affect vesting. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

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

In August 2014, the FASB issued ASU No. 2014-15 “Presentation of Financial Statements – Going Concern” (“ASU 2015-15”) related to the disclosures around going concern. The new standard provides guidance around management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on our financial statements.

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

Preliminary Estimated Purchase Price Allocation

The transaction has been accounted for using the acquisition method of accounting. This method requires that assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date. The excess of the preliminary purchase price over the preliminary net assets was recorded as goodwill. The preliminary allocation of the purchase price was based upon a preliminary valuation and the estimates and assumptions are subject to change. The purchase price allocation will be finalized in connection with the final working capital settlement. The Company anticipates finalizing the purchase price allocation by the first quarter of 2015. During the quarter ended September 30, 2014, the Company recorded a measurement period adjustment relating to accounts receivable and other working capital adjustments, which impacted goodwill by $220. The preliminary estimated purchase price allocation for the acquisition is as follows:

Amount
Cash	$280
Accounts receivable	2,852
Inventory	1,394
Other current assets	579
Property, plant and equipment	324
Intangible assets	17,400
Other noncurrent assets	543

Total identifiable assets acquired	23,372

Accounts payable and accrued expenses	2,576
Deferred revenues	44
Deferred tax liabilities	4,558

Total liabilities assumed	7,178

Net identifiable assets acquired	16,194
Goodwill	20,011

Total preliminary purchase price	$36,205

Contingent Consideration

Additional consideration is conditionally due to MWL Management B.V. and R.Q. Management B.V. upon achievement of financial and operational milestones. The fair value measurement of the contingent consideration obligation is determined using Level 3 unobservable inputs supported by little or no market activity based on our own assumptions. The estimated fair value of the contingent consideration was determined based on the Company’s preliminary estimates using the probability-weighted discounted cash flow approach. As of September 30, 2014, the Company recorded $2,257 in accrued expenses and $2,849 in other non-current liabilities on the condensed consolidated balance sheet. Changes in the fair value of the contingent consideration obligations are recorded in the condensed consolidated statement of operations. For the quarter and nine months ended September 30, 2014, charges of $137 and $297, respectively, were recorded in SG&A expenses for accretion associated with the contingent consideration.

Intangible Assets

The estimated fair value of the technology and trademark intangible assets was determined using the “relief from royalty method” under the income approach, which is a valuation technique that provides an estimate of the fair value of an asset based on the costs savings that are available through ownership of the asset by the avoidance of paying royalties to license the use of the assets from another owner. The estimated fair value of the customer lists was determined using the “excess earnings method” under the income approach, which represents the total income to be generated by the asset. Some of the more significant assumptions inherent in the development of those asset valuations include the projected revenue associated with the asset, the appropriate discount rate to select in order to measure the risk inherent in each future cash flow stream, the assessment of each asset’s life cycle, as well as other factors. The discount rate used to arrive at the present value at the acquisition date of the customer lists, technology and trademarks was 17.5%. The remaining useful lives of the technology and trademarks were based on historical product development cycles, the projected rate of technology migration and a market participant’s use of these intangible assets and the pattern of projected economic benefit of these intangible assets. The remaining useful lives of customer lists were based on the customer attrition and the projected economic benefit of these customers.

	Estimated Useful life (years)	Amount
Customer lists	12	$14,400
Technology	10	2,400
Trademarks	10	600

		$17,400

Goodwill

The Euroscan Acquisition allows the Company to complement its North American Operations in M2M by adding a significant distribution channel in Europe and other key geographies where Euroscan has market share. These factors contributed to a preliminary estimated purchase price resulting in the recognition of goodwill. The goodwill recorded as part of the acquisition is partially related to the establishment of a deferred tax liability for the intangible assets which have no tax basis and, therefore, will not result in a future tax deduction. In October 2014, the Company reached a conclusion to make the Internal Revenue Code (“IRS”) Section 338g election to treat the acquisition as a deemed asset sale. The election has been made prospectively and did not have an impact on the opening balance sheet.

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

Sensor Enabled Notification System

On October 1, 2013, pursuant the Asset Purchase Agreement entered into by the Company and Comtech Mobile Datacom Corporation (“Comtech”), the Company acquired certain assets and liabilities of Comtech’s Sensor Enabled Notification System (“SENS”) operations for a total cash consideration of $1,978 (the “SENS Acquisition”). The SENS Acquisition gave the Company access to a customer base that included military, international, government and commercial customers, as well as expanded reach in growing regions, such as Middle East, Asia and South America. The Company’s purchase price allocation has been finalized as of September 30, 2014.

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

Measurement Period Adjustments

In April 2014, the Company reduced warranty liabilities assumed in connection with the GlobalTrak Acquisition. As a result, the Company recorded a measurement period adjustment in April 2014 relating to warranties, which decreased goodwill and warranty liability by $250. The Company’s purchase price allocation has been finalized as of April 2, 2014.

Indemnification Asset

In April 2014, the Company entered into an agreement with SPC to settle claims relating to breaches of representations and warranties under the GlobalTrak Asset Purchase Agreement. Under the terms of the agreement, SPC agreed to direct the third party escrow agent to release $167 from the escrow and distribute to the Company. Following the settlement of indemnification claims, the Company notified the escrow agent to release the remaining funds from escrow and distribute to SPC. As a result of the settlement, in April 2014 the Company decreased goodwill by $167.

MobileNet, Inc.

On April 1, 2013, pursuant to an Asset Purchase Agreement dated March 13, 2013 among the Company and MobileNet, Inc. (“MobileNet”), the Company acquired substantially all of the assets of MobileNet for a total consideration $6,404 consisting of cash, shares of common stock and contingent considerations (the “MobileNet Acquisition”). The MobileNet Acquisition enabled the Company to offer MobileNet’s complete fleet management solution directly to original equipment manufacturers, dealers and fleet owners. The Company’s purchase price allocation has been finalized as of March 31, 2014.

Contingent Consideration

Additional consideration in connection with the MobileNet Acquisition is conditionally due to MobileNet for the achievement of certain service revenue milestones attributable to the MobileNet business. The Company estimated the fair value of the contingent earn-out amounts using a probability-weighted discount model and a discount rate of 18%. The Company recorded a reduction of the contingent liability of $132 and $902 in SG&A expenses in the condensed consolidated statement of operations in the quarter and nine months ended September 30, 2014, respectively. As of September 30, 2014 the balance of the contingent liability, recorded in accrued expenses on the condensed consolidated balance sheet, was $16. As of December 31, 2013, the balance of the contingent liability, recorded in other liabilities on the consolidated balance sheet was $918.

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

Contingent Consideration

Additional consideration in connection with the LMS Acquisition is conditionally due to PAR upon the achievement of certain sales targets through 2014. The Company estimated the fair value of the contingent earn-out amounts using a probability-weighted discounted cash flow model. In April 2014, the Company paid $25 to PAR in connection with the achievement of the first tranche of milestones as set forth in the LMS Asset Purchase Agreement. As of September 30, 2014, the balance of the contingent liability of $207 was recorded in accrued expenses on the condensed consolidated balance sheet. As of December 31, 2013, $24 and $184 was included in accrued liabilities and other liabilities on the consolidated balance sheet, respectively. For the quarter and nine months ended September 30, 2014, charges of $8 and $24 were recorded in SG&A expenses for accretion associated with the contingent consideration, respectively.

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

Additionally, in connection with the StarTrak Acquisition, the Company entered into an escrow agreement with Alanco. Under the terms of the escrow agreement, 166,611 shares of common stock were issued to Alanco and placed in an escrow account to cover 50% of certain costs relating to fuel sensor warranty obligations incurred by the Company. On February 24, 2014 the Company and Alanco entered into a settlement agreement to distribute the 166,611 shares of common stock from the escrow account to Alanco. In consideration for agreeing to distribute these shares of common stock, the Company received $691 from Alanco. The Company recorded a loss of $0 and $97 for the difference between the value of the indemnification asset and the amount received from Alanco, which was recorded in SG&A expenses in the condensed consolidated statements of operations in the quarter and nine months ended September 30, 2014, respectively. In addition, the Company recorded a gain of $126 on the fair value of the common stock held in escrow. This gain was recorded as a reduction to SG&A expenses in the condensed consolidated statement of operations in the nine months ended September 30, 2014.

4. Stock-based Compensation

The Company’s stock-based compensation plans consist of its 2006 Long-Term Incentives Plan (the “2006 LTIP”) and its 2004 Stock Option Plan. As of September 30, 2014, there were 3,371,115 shares available for grant under the 2006 LTIP and no shares available for grant under the 2004 Stock Option Plan.

Total stock-based compensation recorded by the Company for the quarters ended September 30, 2014 and 2013 was $852 and $674, respectively, and for the nine months ended September 30, 2014 and 2013 was $2,627 and $1,894, respectively. Total capitalized stock-based compensation for the quarters ended September 30, 2014 and 2013 was $99 and $35, respectively, and for the nine months ended September 30, 2014 and 2013 was $227 and $86, respectively.

The following table summarizes the components of stock-based compensation expense in the condensed consolidated statements of operations for the quarters and nine months ended September 30, 2014 and 2013:

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013

Cost of services	$49	$81	$127	$202
Cost of product sales	(7)	24	42	71
Selling, general and administrative	763	452	2,283	1,444
Product development	47	117	175	177

Total	$852	$674	$2,627	$1,894

As of September 30, 2014, the Company had unrecognized compensation costs for stock appreciation rights and restricted stock unit arrangements totaling $1,792.

2006 LTIP

Time-Based Stock Appreciation Rights

A summary of the Company’s time-based Stock Appreciation Rights (“SARs”) for the nine months ended September 30, 2014 is as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2014	3,611,567	$4.20
Granted	75,000	7.30
Exercised	(117,700)	3.36
Forfeited or expired	(68,700)	4.93

Outstanding at September 30, 2014	3,500,167	$4.29	6.16	$5,619

Exercisable at September 30, 2014	2,876,034	$3.97	5.53	$5,462

Vested and expected to vest at September 30, 2014	3,500,167	$4.29	6.16	$5,619

For the quarters ended September 30, 2014 and 2013, the Company recorded stock-based compensation expense of $344 and $363 relating to these SARs, respectively. For the nine months ended September 30, 2014 and 2013, the Company recorded stock-based compensation expense of $1,185 and $1,007 relating to these SARs, respectively. As of September 30, 2014, $1,044 of total unrecognized compensation cost related to these SARs is expected to be recognized through July 2017.

The weighted-average grant date fair value of the time-based SARs granted during the nine months ended September 30, 2014 was $4.49.

The intrinsic value of the SARs exercised was $389 for the nine months ended September 30, 2014.

Performance-Based Stock Appreciation Rights

A summary of the Company’s performance-based SARs for the nine months ended September 30, 2014 is as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2014	865,713	$5.37
Granted	—	—
Exercised	(59,012)	3.52
Forfeited or expired	(13,600)	6.33

Outstanding at September 30, 2014	793,101	$5.49	5.62	$1,420

Exercisable at September 30, 2014	793,101	$5.49	5.62	$1,420

Vested and expected to vest at September 30, 2014	793,101	$5.49	5.62	$1,420

For the quarters ended September 30, 2014 and 2013, the Company recorded stock-based compensation of $0 and $44 relating to these SARs, respectively. For the nine months ended September 30, 2014 and 2013, the Company recorded stock-based compensation of $47 and $166 relating to these SARs, respectively. As of September 30, 2014, the Company had no unrecognized compensation cost related to these SARs.

The intrinsic value of the SARs exercised was $171 for the nine months ended September 30, 2014.

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

	Nine months ended September 30,
	2014	2013
Risk-free interest rate	1.81% and 1.94%	0.91% to 1.99%
Expected life (years)	6.0	5.5 and 6.0
Estimated volatility factor	66.07% and 67.34%	68.39% to 69.92%
Expected dividends	None	None

Time-based Restricted Stock Units

A summary of the Company’s time-based Restricted Stock Units (“RSUs”) for the nine months ended September 30, 2014 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Balance at January 1, 2014	85,270	$3.32
Granted	90,255	7.04
Vested	(65,270)	3.83
Forfeited or expired	—	—

Balance at September 30, 2014	110,255	$6.06

For the quarters ended September 30, 2014 and 2013, the Company recorded stock-based compensation expense of $169 and $145 related to these RSUs, respectively. For the nine months ended September 30, 2014 and 2013, the Company recorded stock-based compensation expense of $426 and $285 related to these RSUs, respectively. As of September 30, 2014, $274 of total unrecognized compensation cost related to these RSUs is expected to be recognized through December 2015.

Performance-based Restricted Stock Units

A summary of the Company’s performance-based RSUs for the nine months ended September 30, 2014 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Balance at January 1, 2014	313,000	$4.26
Granted	125,650	6.18
Vested	(208,868)	3.96
Forfeited or expired	(64,307)	4.28

Balance at September 30, 2014	165,475	$6.09

For the quarters ended September 30, 2014 and 2013, the Company recorded stock-based compensation expense of $264 and $27 related to these RSUs, respectively. For the nine months ended September 30, 2014 and 2013, the Company recorded stock-based compensation expense of $695 and $252 related to these RSUs, respectively. As of September 30, 2014, $474 of total unrecognized compensation cost related to these RSUs is expected to be recognized through March 2015.

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

	Nine months ended September 30,
	2014	2013
Risk-free interest rate	0.02% to 0.70%	0.03% to 0.46%
Estimated volatility factor	34.00% to 40.00%	40.00%
Expected dividends	None	None

For the quarters ended September 30, 2014 and 2013, the Company recorded stock-based compensation of $75 and $95 relating to these MPUs, respectively. For the nine months ended September 30, 2014 and 2013, the Company recorded stock-based compensation of $274 and $184 relating to these MPUs, respectively.

2004 Stock Option Plan

A summary of the status of the Company’s stock options as of September 30, 2014 is as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2014	88,446	$4.04
Granted	—	—
Exercised	(20,792)	2.98
Forfeited or expired	(17,654)	2.91

Outstanding at September 30, 2014	50,000	$4.88	0.59	$44

Exercisable at September 30, 2014	50,000	$4.88	0.59	$44

Vested and expected to vest at September 30, 2014	50,000	$4.88	0.59	$44

The intrinsic value of the stock options exercised was $58 for the nine months ended September 30, 2014.

5. Net (Loss) Income Attributable to ORBCOMM Inc. Common Stockholders

The Company accounts for earnings per share (“EPS”) in accordance with ASC Topic 260, “Earnings Per Share” (“ASC 260”) and related guidance, which requires two calculations of EPS to be disclosed: basic and diluted. The numerator in calculating basic and diluted EPS is an amount equal to the net (loss) income attributable to ORBCOMM Inc. common stockholders for the periods presented. The denominator in calculating basic EPS is the weighted average shares outstanding for the respective periods. The denominator in calculating diluted EPS is the weighted average shares outstanding, plus the dilutive effect of stock option grants, unvested SAR and RSU grants and shares of Series A convertible preferred stock for the respective periods. The following sets forth the basic calculations of EPS for the quarters ended September 30, 2014 and 2013 and diluted calculations of EPS for the quarter ended September 30, 2013 and nine months ended September 30, 2014 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, expect per share data)	2014	2013	2014	2013
Net (loss) income attributable to ORBCOMM Inc. common stockholders	$(33)	$971	$920	$3,734

Weighted average number of common shares outstanding:
Basic number of common shares outstanding	55,247	47,498	54,561	47,213
Dilutive effect of grants of stock options, unvested SAR’s and RSU’s and shares of Series A convertible preferred stock	—	1,230	1,714	1,262

Diluted number of common shares outstanding	55,247	48,728	56,275	48,475

Earnings per share:
Basic	$(0.00)	$0.02	$0.02	$0.08
Diluted	$(0.00)	$0.02	$0.02	$0.08

The following represents amounts not included in the above calculation of diluted EPS as their impact was anti-dilutive under the treasury stock method:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Shares in thousands)	2014	2013	2014	2013
SAR’s	1,008	3,486	737	3,563
RSU’s	—	289	—	277
Stock Options	—	236	—	160

The computation of net (loss) income attributable to ORBCOMM Inc. common stockholders for the quarters and nine months ended September 30, 2014 and 2013 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net (loss) income attributable to ORBCOMM Inc.	$(33)	$986	$939	$3,780
Preferred stock dividends on Series A convertible preferred stock	—	(15)	(19)	(46)

Net (loss) income attributable to ORBCOMM Inc. common stockholders	$(33)	$971	$920	$3,734

6. Satellite Network and Other Equipment

Satellite network and other equipment consisted of the following:

	Useful life (years)	September 30, 2014	December 31, 2013
Land		$381	$381
Satellite network	1-10	118,081	29,362
Capitalized software	3-7	6,149	4,563
Computer hardware	3	2,644	2,419
Other	2-7	4,682	2,125
Assets under construction		76,378	118,806

		208,315	157,656
Less: accumulated depreciation and amortization		(29,074)	(24,628)

		$179,241	$133,028

During the nine months ended September 30, 2014 and 2013, the Company capitalized costs attributable to the design and development of internal-use software in the amount of $2,084 and $1,259, respectively.

Depreciation and amortization expense for the quarters ended September 30, 2014 and 2013 was $1,708 and $1,223, respectively, including amortization of internal-use software of $259 and $234, respectively. Depreciation and amortization expense for the nine months ended September 30, 2014 and 2013 was $4,446 and $3,235, respectively, including amortization of internal-use software of $669 and $462, respectively.

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

On July 14, 2014, the Company launched six of its next-generation OG2 satellites aboard a Space Exploration Technologies Corp. (“SpaceX”) Falcon 9 launch vehicle. The OG2 satellites were separated from the Falcon 9 vehicle into orbit. On September 15, 2014, following an in-orbit testing period, the Company initiated commercial service for the six OG2 satellites. The satellites provide both M2M messaging and AIS service for its global customers. As a result of the six satellites being placed into service, the Company reclassified $83,361 of costs out of assets under construction and into satellite network on September 15, 2014, and began depreciating the satellites over a 10-year life. During the quarter and nine months ended September 30, 2014, the Company recorded $347 of depreciation in connection with the satellites placed into service.

7. Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price of an acquired business over the estimated fair values of the underlying net tangible and intangible assets.

Goodwill consisted of the following:

Amount
Balance at January 1, 2014	$20,335
Additions through acquisitions	20,011
Measurement period adjustments	(417)

Balance at September 30, 2014	$39,929

During the nine months ended September 30, 2014, the following key items impacted goodwill:

•	The Company recognized goodwill of $20,011 in connection with the Euroscan Acquisition;

•	The Company reduced its warranty liabilities in connection with the GlobalTrak Acquisition and recognized a decrease in goodwill of $250; and

•	The Company recognized a decrease in goodwill of $167 in connection with an agreement entered into by the Company and SPC to settle claims relating to breaches of representation and warranties under the GlobalTrak Asset Purchase Agreement.

Goodwill is allocated to the Company’s one reportable segment, which is its only reporting unit.

The Company’s intangible assets consisted of the following:

	Useful life (years)	September 30, 2014			December 31, 2013
		Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Customer lists	5, 7, 10 and 12	$21,850	$(2,443)	$19,407	$7,450	$(1,183)	$6,267
Patents and technology	5 and 10	8,380	(2,032)	6,348	5,980	(1,398)	4,582
Trade names and trademarks	3, 5 and 10	1,690	(433)	1,257	1,090	(303)	787

		$31,920	$(4,908)	$27,012	$14,520	$(2,884)	$11,636

The weighted-average amortization period for the intangible assets is 10.81 years. The weighted-average amortization period for customer lists, patents and technology and trade names and trademarks is 11.27, 9.73 and 9.30 years, respectively.

Amortization expense was $773 and $362 for the quarters ended September 30, 2014 and 2013, respectively, and was $2,024 and $979 for the nine months ended September 30, 2014 and 2013, respectively.

Estimated annual amortization expense for intangible assets subsequent to September 30, 2014 is as follows:

Amount
2014 (remaining)	$773
2015	3,091
2016	3,088
2017	2,939
2018	2,901
Thereafter	14,220

$27,012

8. Accrued Liabilities

The Company’s accrued liabilities consisted of the following:

	September 30,	December 31,
	2014	2013

Accrued compensation and benefits	$3,214	$3,438
Warranty	1,188	2,199
Corporate income tax payable	294	81
Contingent earn-out amount	2,480	24
AIS deployment and license agreement	60	192
Accrued satellite network and other equipment	624	212
Milestone payable	5,460	—
Accrued credit facility financing fees	1,524	—
Other accrued expenses	3,563	3,681

	$18,407	$9,827

For the nine months ended September 30, 2014 and 2013, changes in accrued warranty obligations consisted of the following:

	September 30,
	2014	2013
Balance at January 1,	$2,199	$2,762
Warranty liabilities assumed from acquisition	96	38
Amortization of fair value adjustment of warranty liabilities acquired through acquisitions	(156)	(63)
Reduction of warranty liabilities assumed in connection with acquisitions	(648)	—
Warranty expense	278	211
Warranty charges	(581)	(607)

Balance at September 30,	$1,188	$2,341

9. Deferred Revenues

Deferred revenues consisted of the following:

	September 30,	December 31,
	2014	2013
Service activation fees	$3,312	$3,135
Prepaid services	2,606	1,949
Warranty revenues	195	272
Prepaid product revenues	16	104

	6,129	5,460
Less current portion	(3,782)	(3,087)

Long-term portion	$2,347	$2,373

10. Note Payable-Related Party

In connection with the acquisition of a majority interest in Satcom in 2005, the Company recorded an indebtedness to OHB Technology A.G. (formerly known as OHB Teledata A.G.), a stockholder of the Company. At September 30, 2014 and December 31, 2013, the principal balance of the note payable was €1,138 and it had a carrying value of $1,446 and $1,571, respectively. The carrying value was based on the note’s estimated fair value at the time of acquisition. The difference between the carrying value and principal balance was being amortized to interest expense over the estimated life of the note of six years which ended in September 30, 2011. This note does not bear interest and has no fixed repayment term. Repayment will be made from the distribution profits, as defined in the note agreement, of ORBCOMM Europe LLC, a wholly owned subsidiary of the Company. The note has been classified as long-term and the Company does not expect any repayments to be required prior to September 30, 2015.

11. Note Payable

$45,000 9.5% Senior Notes

On January 4, 2013, the Company issued $45,000 aggregate principal amount of Senior Notes (“Senior Notes”) due January 4, 2018. Interest is payable quarterly at a rate of 9.5% per annum. The Senior Notes are secured by a first priority security interest in substantially all of the Company’s and its subsidiaries’ assets. The covenants in the Senior Notes limits the Company’s ability to, among other things, (i) incur additional indebtedness and liens; (ii) sell, transfer, lease or otherwise dispose of the Company’s or subsidiaries assets; or (iii) merge or consolidate with other companies. The Company is also required to obtain launch and one year in-orbit insurance for the next-generation satellites under the terms of the Senior Notes. The Company must also comply with a maintenance covenant of either having available liquidity of $10,000 (the sum of (a) cash and cash equivalents plus (b) the total amount available to be borrowed under a working capital facility) or a leverage ratio (consolidated total debt to consolidated adjusted EBITDA, adjusted for stock-based compensation, certain other non-cash items and other agreed upon other charges) of not more than 4.5 to 1.0. In connection with the issuance of the Senior Notes, the Company incurred approximately $1,390 of debt issuance costs, which will be amortized through January 4, 2018. For the quarters ended September 30, 2014 and 2013, amortization of the debt issuance costs was $66 and $66, respectively. For the nine months ended September 30, 2014 and 2013, amortization of the debt issuance costs was $202 and $197, respectively. For the quarters and nine months ended September 30, 2014 and 2013, the Company capitalized all of the interest expense and amortization of the debt issuance costs to construction of the next-generation satellites.

As of September 30, 2014, the Company was in compliance with all financial covenants.

On October 10, 2014, the Company redeemed the Senior Notes. Refer to “Note 16 – Subsequent Events” for more information.

Secured Credit Facilities

On September 30, 2014, the Company entered into a credit agreement (the “Credit Agreement”) with Macquarie CAF LLC (“Macquarie” or the “Lender”) in order to refinance the Company’s Senior Notes. Pursuant to the Credit Agreement, the Lender provided secured credit facilities (“the Secured Credit Facilities”) in an aggregate amount of $160,000 comprised of (i) a term loan facility in an aggregate principal amount of up to $70,000 (the “Initial Term Loan Facility”); (ii) a $10,000 revolving credit facility (the “Revolving Credit Facility”); (iii) a term loan facility in an aggregate principal amount of up to $10,000 (the “Term B2”), the proceeds of which, if drawn, may be used to finance a potential acquisition; and (iv) a term loan facility in an aggregate principal amount of up to $70,000 (the “Term B3”), the proceeds of which, if drawn, may be used to finance an additional potential acquisition. Proceeds of the Initial Term Loan Facility and Revolving Credit Facility were funded on October 10, 2014 and were used to repay in full the Company’s Senior Notes and pay certain related fees, expenses and accrued interest, as well as for general corporate purposes.

The Secured Credit Facilities mature five years after the initial fund date of the Initial Term Loan Facility (the “Maturity Date”), but are subject to mandatory prepayments in certain circumstances. The Secured Credit Facilities will bear interest, at the Company’s election, of a per annum rate equal to either (a) a base rate plus 3.75% or (b) LIBOR plus 4.75%, with a LIBOR floor of 1.00%.

The Secured Credit Facilities will be secured by a first priority security interest in substantially all of the Company’s and its subsidiaries’ assets. Subject to the terms set forth in the Credit Agreement, the Company may make optional prepayments on the Secured Credit Facilities at any time prior to the Maturity Date. The remaining principal balance is due on the Maturity Date.

The Credit Agreement contains customary representations and warranties, conditions to funding, covenants and events of default. The covenants set forth in the Credit Agreement include, among other things, prohibitions on the Company and its subsidiaries against incurring certain indebtedness and investments (other than permitted acquisitions and other exceptions as specified therein), providing certain guarantees and incurring certain liens. In addition, the Credit Agreement includes a leverage ratio and consolidated liquidity covenant, as defined, whereby the Company is permitted to have a maximum consolidated leverage ratio as of the last day of any fiscal quarter of up to 5.00 to 1.00 and a minimum consolidated liquidity of $7,500 as of the last day of any fiscal quarter. The Credit Agreement provides for certain events of default, the occurrence of which could result in the acceleration of the Company’s obligations under the Credit Agreement. Funding of the Term B2 is subject to additional approvals by the Lender.

12. Stockholders’ Equity

Series A convertible preferred stock

During the nine months ended September 30, 2014, holders of the Series A convertible preferred stock converted 14,850 shares into 24,740 shares of the Company’s common stock. During the nine months ended September 30, 2014, the Company issued dividends in the amount of 1,940 shares to the holders of the Series A convertible preferred stock. As of September 30, 2014, dividends in arrears were $18.

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

As of September 30, 2014, the Company has reserved 7,990,113 shares of common stock for future issuances related to employee stock compensation plans.

13. Segment Information

The Company operates in one reportable segment, M2M data communications. Other than satellites in orbit, long-lived assets outside of the United States are not significant. The following table summarizes revenues on a percentage basis by geographic regions, based on the country in which the customer is located.

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
United States	72%	84%	75%	85%
Japan	7%	9%	6%	9%
Europe	17%	3%	15%	3%
Other	4%	4%	4%	3%

	100%	100%	100%	100%

14. Income taxes

For the quarter ended September 30, 2014, the Company’s income tax provision was $145 resulting from foreign income tax expense of $108 from income generated by our international operations and $37 of amortization of tax goodwill generated from acquisitions offset, in part, by deferred tax credits related to amortization of intangible assets with no tax basis. For the quarter ended September 30, 2013, the Company’s income tax provision was $254, resulting from a foreign income tax expense of $167 from income generated by ORBCOMM Japan and $87 of amortization of tax goodwill generated from acquisitions.

For the nine months ended September 30, 2014, the Company’s income tax provision was $745 resulting from foreign income tax expense of $412 from income generated by our international operations and $333 of amortization of tax goodwill generated from acquisitions offset, in part, by deferred tax credits related to amortization of intangible assets with no tax basis. For the nine months ended September 30, 2013, the Company’s income tax provision was $603, resulting from a foreign income tax expense of $364 from income generated by ORBCOMM Japan and $239 of amortization of tax goodwill generated from acquisitions.

As of September 30, 2014 and December 31, 2013, the Company maintained a valuation allowance against all of its net deferred tax assets, excluding goodwill, attributable to operations in the United States and all other foreign jurisdictions, except for Japan, as the realization of such assets was not considered more likely than not.

As of September 30, 2014, the Company had unrecognized tax benefits of $775. There were no changes to the Company’s unrecognized tax benefits during the nine months ended September 30, 2014. The Company does not expect any significant changes to its unrecognized tax positions during the next twelve months.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were recognized during the quarter and nine months ended September 30, 2014.

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

As of September 30, 2014, the Company has made milestone payments of $74,490 to SNC under the procurement agreement. The Company does not anticipate making payments under the agreement during the remainder of 2014.

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

On July 14, 2014, the Company launched six of its next-generation OG2 satellites aboard a SpaceX Falcon 9 launch vehicle. The OG2 satellites were separated from the Falcon 9 vehicle into orbit. On September 15, 2014, following an in-orbit testing period, the Company initiated commercial service for the six OG2 satellites. The satellites provide both M2M messaging and AIS service for its global customers.

As of September 30, 2014, the Company has made milestone payments of $36,391 under the Falcon 9 Agreement. The Company anticipates making payments of approximately $2,663 during the remainder of 2014.

On September 21, 2012, SpaceX and the Company entered into a Secondary Payload Launch Services Agreement totaling $4,000 of the original $46,600 to launch the next-generation prototype which occurred on October 7, 2012.

In April 2014, the Company obtained launch and one year in-orbit insurance for the OG2 satellite program. For the first launch of six satellites, the Company obtained (i) a maximum total of $66,000 of launch plus one year in-orbit insurance coverage; and (ii) $22,000 of launch vehicle flight only insurance coverage (“Launch One”). The total premium cost for Launch One was $9,953. For the second launch of eleven satellites, the Company obtained (i) a maximum total of $120,000 of launch plus one year in-orbit insurance coverage; and (ii) $22,000 of launch vehicle flight only insurance coverage (“Launch Two”). The total premium cost for Launch Two is $16,454. In April 2014, the Company paid the total premium for Launch One and 5% of the total premium for Launch Two, with the balance of the premium cost for Launch Two becoming due 30 days prior to the scheduled launch of the second mission. The majority of the premium payments are recorded satellite network and other equipment, net in the condensed consolidated balance sheet as of September 30, 2014. The Launch One coverage took effect on July 14, 2014, following the launch and insertion of the first six satellites into orbit.

The policy contains a three satellite deductible across both missions under the launch plus one-year insurance coverage whereby claims are payable in excess of the first three satellites in the aggregate for both Launch One and Launch Two combined that are total losses or constructive total losses. The launch vehicle only coverage requires the loss of all satellites on the applicable mission as a result of the launch vehicle flight in order to collect under that portion of the insurance policy. The policy is also subject to specified exclusions and material change limitations customary in the industry. These exclusions include losses resulting from war, anti-satellite devices, insurrection, terrorist acts, government confiscation, radioactive contamination, electromagnetic interference, loss of revenue and third party liability.

Airtime credits

In 2001, in connection with the organization of ORBCOMM Europe LLC and the reorganization of the ORBCOMM business in Europe, the Company agreed to grant certain country representatives in Europe approximately $3,736 in airtime credits. The Company has not recorded the airtime credits as a liability as (i) the Company has no obligation to pay the unused airtime credits if they are not utilized; and (ii) the airtime credits are earned by the country representatives only when the Company generates revenue from the country representatives. The airtime credits have no expiration date. Accordingly, the Company is recording airtime credits as services are rendered and these airtime credits are recorded net of revenues from the country representatives. For the quarters ended September 30, 2014 and 2013, airtime credits used totaled approximately $8 each period, respectively. For the nine months ended September 30, 2014 and 2013, airtime credits used totaled approximately $23 each period, respectively. As of September 30, 2014 and December 31, 2013, unused credits granted by the Company were approximately $2,074 and $2,097, respectively.

Development and Production Agreement

In February 2014, the Company entered into an agreement with a vendor to develop and manufacture products over a 5-year period. Future minimum payments over the term of the agreement total $4,817.

16. Subsequent Events

On September 30, 2014, in connection with entering into the Credit Agreement, the Company issued notice to the holder of the Senior Notes regarding its election to redeem in full the aggregate $45,000 principal amount. The Senior Notes were redeemed on October 10, 2014, resulting in an early termination penalty of $1,800 and an additional expense associated with the remaining unamortized debt issuance cost, all of which will be reflected in the fourth quarter of 2014.

On October 10, 2014, under the Credit Agreement, the Company made borrowings of $70,000 under the Initial Term Loan Facility, a portion of which was used to repay in full the Company’s Senior Notes, and $10,000 under the Revolving Credit Facility.

Acquisition of SkyWave

On November 1, 2014, the Company, Soar Acquisition Inc., a wholly owned subsidiary of ORBCOMM (“ORBCOMM Sub”), SkyWave Mobile Communications Inc. (“SkyWave”) and Randy Taylor Professional Corporation (the “Shareholder Representative”) entered into an Arrangement Agreement (“Arrangement Agreement”) pursuant to which ORBCOMM Sub will acquire all of the outstanding shares in the capital of SkyWave by way of a Plan of Arrangement (the “Arrangement”) under the Business Corporations Act (Ontario) (the “Acquisition”). The aggregate purchase price to be paid by the Company under the Arrangement for 100% of SkyWave’s outstanding shares is $130,000, subject to certain adjustments (the “Purchase Price”). The Company will acquire SkyWave on a cash-free debt-free basis. $7,500 of the Purchase Price will be paid to Inmarsat Canada Holdings Inc., a subsidiary of Inmarsat, in the form of a promissory note in exchange for a portion of its interest in SkyWave. The promissory note will provide an off-set for the $7,500 to be paid by Inmarsat under the agreement with Inmarsat as described below in “Agreement with Inmarsat.” In connection with the Arrangement, ORBCOMM Sub and the Shareholder Representative will also enter into an Escrow Agreement with an escrow agent, pursuant to which $10,600 will be held in escrow to cover certain SkyWave indemnity obligations.

The Company expects to fund the payment of the cash portion of the Purchase Price and expenses incurred in connection with the Acquisition through a combination of existing cash on its balance sheet, additional borrowings under its Credit Agreement and net proceeds from a public offering of shares of its common stock, as described below.

Agreement with Inmarsat

In connection with the Acquisition and the entry into the Arrangement Agreement, the Company and Inmarsat have entered into an Asset Purchase and Cooperation Agreement with respect to Inmarsat’s services to SkyWave post-Acquisition as well as the purchase, upon consummation of the Acquisition, of certain assets of SkyWave by affiliates of Inmarsat (the “Inmarsat Agreement”), and which, upon consummation of the Acquisition, will replace or amend certain of the Company’s and SkyWave’s existing arrangements with Inmarsat. SkyWave will also become party to the Inmarsat Agreement upon the consummation of the Acquisition. Pursuant to the terms of the Inmarsat Agreement, the following transactions will occur upon consummation of the Acquisition:

•	SkyWave will transfer and assign to Inmarsat a one-half, undivided joint ownership interest in and to the IDP technology and the IDP baseband designs (collectively, the “IDP Rights”);

•	SkyWave will transfer and assign to Inmarsat all of SkyWave’s right, title and interest in all earth station-related assets currently installed in Inmarsat’s earth stations (the “Earth Station Assets”);

•	In consideration of the transfer and assignment of the IDP Rights and the Earth Station Assets, Inmarsat will pay to SkyWave $7.5 million on the closing date of the Acquisition as well as certain royalty amounts payable upon certain events in the first five years after the closing date;

•	The term of the lease contract between SkyWave and Inmarsat relating to Inmarsat M2M satellite communications services other than IDP will be extended until the earlier of the end of global availability of Inmarsat’s third generation satellite constellation or the relevant services are withdrawn by Inmarsat;

•	The term of SkyWave’s IDP Distribution Agreement over Inmarsat’s I-4 satellite constellation will be extended to at least November 1, 2022, subject to certain exceptions; and

•	Inmarsat will offer SkyWave amended IDP airtime pricing and contract terms.

Unless otherwise agreed, the Inmarsat Agreement will terminate if the Acquisition has not been completed in accordance with the Arrangement Agreement by March 31, 2015 or the Arrangement Agreement has been amended between the effective date of the Inmarsat Agreement and the closing date in a manner adversely affecting Inmarsat without the prior written consent of Inmarsat.

Public Offering

On November 7, 2014, the Company issued a press release announcing the pricing of its public offering of 12,857,143 shares of its common stock, at a price of $5.60 per share, under its effective shelf registration on Form S-3, as filed with the SEC on April 9, 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995.

Certain statements discussed in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally relate to our plans, estimates, objectives and expectations for future events and other statements that are not historical facts. Such forward-looking statements, including those concerning the Company’s expectations and estimates, are subject to known and unknown risks and uncertainties, which could cause actual results to differ materially from the results, projected, expected or implied by the forward-looking statements, some of which are beyond the Company’s control, that may cause the Company’s actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include but are not limited to: failure to satisfy the conditions, including receipt of required regulatory approvals, of the pending acquisition of SkyWave Mobile Communications Inc., any delay in consummating the acquisition of SkyWave or the failure to consummate the acquisition of SkyWave; the costs and expenses associated with the acquisition of SkyWave; failure to successfully integrate SkyWave with our existing operations or failure to realize the expected benefits of the acquisition of SkyWave; dependence of SkyWave’s business on its commercial relationship with Inmarsat and the services provided by Inmarsat, including the continued availability of Inmarsat’s satellites; substantial losses we have incurred and may continue to incur; demand for and market acceptance of our products and services and the applications developed by us and our resellers; market acceptance and success of our Automatic Identification System business; dependence on a few significant customers, including a concentration in Brazil for SkyWave, loss or decline or slowdown in the growth in business from key customers, such as Caterpillar Inc., Komatsu Ltd., Hitachi Construction Machinery Co., Ltd., Union Pacific Railroad and Maersk Lines, and other value-added resellers, or VARs, and international value-added resellers, or IVARs for ORBCOMM and Onixsat, Satlink and Sascar, and other value-added Solution Providers, or SPs, for SkyWave; dependence on a few significant vendors or suppliers, loss or disruption or slowdown in the supply of products and services from key vendors, such as Inmarsat plc. and Amplus Communication Pte Ltd.; loss or decline or slowdown in growth in business of any of the specific industry sectors we serve, such as transportation, heavy equipment, fixed assets and maritime; our potential future need for additional capital to execute on our growth strategy; additional debt service acquired with or incurred in connection with existing or future business operations; our acquisitions may expose us to additional risks, such as unexpected costs, contingent or other liabilities, or weaknesses in internal controls, and expose us to issues related to non-compliance with domestic and foreign laws, particularly regarding our acquisitions of businesses domiciled in foreign countries; the terms of our credit agreement, under which we currently have borrowed $80 million and may borrow up to an additional $80 million for use with acquisitions, could restrict our business activities or our ability to execute our strategic objectives or adversely affect our financial performance; the inability to effect suitable investments, alliances and acquisitions or the failure to integrate and effectively operate the acquired businesses; fluctuations in foreign currency exchange rates; the inability of our subsidiaries, international resellers and licensees to develop markets outside the United States; the inability to obtain or maintain the necessary regulatory authorizations, approvals or licenses, including those that must be obtained and maintained by third parties, for particular countries or to operate our satellites; technological changes, pricing pressures and other competitive factors; satellite construction and launch failures, delays and cost overruns of our next-generation satellites and launch vehicles; in-orbit satellite failures or reduced performance of our existing satellites; our inability to replenish or expand our satellite constellation; the failure of our system or reductions in levels of service due to technological malfunctions or deficiencies or other events; significant liabilities created by products we sell; litigation proceedings; inability to operate due to changes or restrictions in the political, legal, regulatory, government, administrative and economic conditions and developments in the United States and other countries and territories in which we provide our services; ongoing global economic instability and uncertainty; changes in our business strategy; and the other risks described in our filings with the Securities and Exchange Commission (“SEC”). For more detail on these and other risks, please see our Annual Report on Form 10-K for the year ended December 31, 2013. The Company undertakes no obligation to publicly revise any forward-looking statements or cautionary factors, except as required by law.

Unless otherwise noted or the context otherwise requires, references in this Form 10-Q to “ORBCOMM,” “the Company,” “our company,” “we,” “us” or “our” refer to ORBCOMM Inc. and its direct and indirect subsidiaries.

Overview

We are a global provider of machine-to-machine (“M2M”) solutions, including network connectivity, devices and web reporting applications. These solutions enable optimal business efficiencies, increased asset efficiency, utilization, and substantially reduce asset write-offs helping industry leaders realize benefits on a world-wide basis. Our M2M products and services are designed to track, monitor and enhance security for a variety of assets, such as trailers, trucks, rail cars, intermodal containers, generators, fluid tanks, marine vessels, oil and gas wells, pipeline monitoring equipment, irrigation control systems, and utility meters, in the transportation & distribution, heavy equipment, oil & gas, maritime and government industries. Additionally, we provide AIS data services for vessel tracking and to improve maritime safety to government and commercial customers worldwide. We provide these services using multiple network platforms, including our own constellation of 31 low-Earth orbit satellites, comprised of 25 first generation satellites and six next-generation satellites placed into service in September 2014, two AIS microsatellites, and our accompanying ground infrastructure. We expanded our network by launching 6 next-generation satellites into orbit, which were put into service in September 2014. We also offer customer solutions utilizing additional satellite and terrestrial-based cellular network service options that we obtain through service agreements we have entered into with mobile satellite providers Inmarsat and Globalstar, as well as several major cellular (Tier One) wireless carriers. Our satellite-based customer solution offerings use small, low power, mobile earth stations (“Communicators”) for remote asset connectivity, and our terrestrial-based solutions utilize cellular data modems with subscriber identity modules (“SIMS”). Customer solutions provide access to data gathered over these systems via connections to other public or private networks, including the Internet. We are dedicated to providing the most versatile, leading-edge M2M solutions that enable our customers to maximize operational efficiency, increase asset utilization and achieve significant return on investment.

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

Next-generation Satellite Launch

On July 14, 2014, we launched six of our next-generation OG2 satellites aboard a Space Exploration Technologies Corp. (“SpaceX”) Falcon 9 launch vehicle. The OG2 satellites were separated from the Falcon 9 vehicle into the proper insertion orbit. On September 15, 2014, following an in-orbit testing period, we initiated commercial service for the six OG2 satellites. The satellites provide both M2M messaging and AIS service for our global customers.

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

Shelf Registration

On April 4, 2014 we filed a Form S-3 shelf registration statement requesting our securities for a proposed maximum aggregate offering price of $100 million. We may use this shelf registration statement at any time or from time to time to offer, in one or more offerings, our debt securities, shares of our common stock, shares of our preferred stock, warrants to purchase our debt securities, common stock or preferred stock or units consisting of any combination of the foregoing securities. The shelf registration statement was declared effective on April 9, 2014.

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

The following table reconciles our net (loss) income to EBITDA for the periods shown:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2014	2013	2014	2013
Net (loss) income attributable to ORBCOMM Inc.	$(33)	$986	$939	$3,780
Income tax expense	145	254	745	603
Interest income	(14)	(5)	(31)	(34)
Interest expense	2	3	3	54
Depreciation and amortization	2,481	1,586	6,470	4,214

EBITDA	$2,581	$2,824	$8,126	$8,617

For the third quarter of 2014 compared to the third quarter of 2013, EBITDA decreased (8.6)% while net income decreased (103.3)%. The lower rate of decrease for EBITDA compared to net income primarily reflects higher amortization of finite-lived intangible assets as a result of the Euroscan Acquisition, as well as additional depreciation associated with the six next-generation satellites placed into service September 15, 2014. For the nine months of 2014 compared to the nine months of 2013, EBITDA decreased (5.7)% compared to a decrease in net income of (75.2)%. The lower rate of decrease for EBITDA compared to net income primarily reflects higher amortization of finite-lived intangible assets as a result of our acquisitions in 2014 and 2013, additional depreciation associated with the six next-generation satellites placed into service September 15, 2014, as well as current higher income tax expenses relating to Euroscan.

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

The table below presents our revenues for the quarters and nine months ended September 30, 2014 and 2013, together with the percentage of total revenue represented by each revenue category in (in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2014		2013		2014		2013
Service revenues	$15,184	65.7%	$13,767	69.9%	$44,512	66.7%	$41,174	74.9%
Product sales	7,942	34.3%	5,926	30.1%	22,262	33.3%	13,798	25.1%

	$23,126	100.0%	$19,693	100.0%	$66,774	100.0%	$54,972	100.0%

Total revenues for the quarters ended September 30, 2014 and 2013 were $23.1 million and $19.7 million, respectively, an increase of 17.4%. Total revenues for the nine months ended September 30, 2014 and 2013 were $66.8 million and $55.0 million, respectively, an increase of 21.5%.

Service revenues

	Three months ended September 30,		Change		Nine months ended September 30,		Change
(In thousands)	2014	2013	Dollars	%	2014	2013	Dollars	%
Service revenues	$15,184	$13,767	$1,417	10%	$44,512	$41,174	$3,338	8%

The increase in service revenues for the quarter and nine months ended September 30, 2014 was primarily due to revenue generated from our acquisitions and increases in core service revenues.

As of September 30, 2014, we had approximately 937,000 billable subscriber communicators compared to approximately 827,000 billable subscriber communicators as of September 30, 2013, an increase of 13%.

Service revenue growth can be impacted by the customary lag between subscriber communicator activations and recognition of service revenue from these units.

Product sales

	Three months ended September 30,		Change		Nine months ended September 30,		Change
(In thousands)	2014	2013	Dollars	%	2014	2013	Dollars	%
Product sales	$7,942	$5,926	$2,016	34%	$22,262	$13,798	$8,464	61%

The increase in product revenues for the quarter and nine months ended September 30, 2014, compared to the prior year periods, was primarily attributable to the products sold by the companies we acquired and increases from products sold in our core business.

Costs of revenues, exclusive of depreciation and amortization

	Three months ended September 30,		Change		Nine months ended September 30,		Change
(In thousands)	2014	2013	Dollars	%	2014	2013	Dollars	%
Cost of service	$5,291	$5,149	$142	3%	$14,991	$14,312	$679	5%
Cost of product sales	5,524	4,058	1,466	36%	16,098	10,255	5,843	57%

Costs of services is comprised of expenses to operate our network, such as payroll and related costs, including stock-based compensation, and usage fees to third-party networks. The increase in cost of service for the nine months ended September 30, 2014, compared to the prior year period, was primarily due to costs associated with our acquired companies, offset, in part, by a one-time reduction due to the impact of a favorable contract settlement.

Costs of products includes the purchase price of subscriber communicators and SIMS sold, costs of warranty obligations, shipping charges, as well as operational costs to fulfill customer orders including costs for employees and inventory management. The increase in cost of product for the quarter and nine months ended September 30, 2014 was primarily due to increased product sales as a result of our acquisitions, costs associated with our increased sales in our core business and inventory charges.

Gross profit

Gross profit increased by $1.8 million, or 17.4%, to $12.3 million for the quarter ended September 30, 2014 compared to $10.5 million for the quarter ended September 30, 2013. The increase was due to increases in gross profit of $1.3 million from service revenues, primarily from our core business operations, and $0.5 million from product sales, primarily due to our Euroscan acquisition.

Gross profit increased by $5.3 million, or 17.4%, to $35.7 million for the nine months ended September 30, 2014 compared to $30.4 million for the nine months ended September 30, 2013. The increase was due to increases in gross profit of $2.7 million from service revenues and $2.6 million from product sales, primarily due to higher product sales as a result of our acquisitions in 2014 and 2013. Additionally, the increase in service revenue gross profit is due to increases in service revenues notwithstanding the effect on growth in service revenues of a billing adjustment in the first nine months of 2013 that had the effect of increasing service margins in the prior year period.

Selling, general and administrative expenses

	Three months ended September 30,		Change		Nine months ended September 30,		Change
(In thousands)	2014	2013	Dollars	%	2014	2013	Dollars	%
Selling, general and administrative expenses	$8,720	$6,213	$2,507	40%	$23,840	$18,662	$5,178	28%

Selling, general and administrative (“SG&A”) expenses relate primarily to expenses for general management, sales and marketing, finance, professional fees and general operating expenses. The increase in SG&A expenses for the quarter and nine months ended September 30, 2014, compared to the prior year periods, was primarily due to additional headcount, most of which was from the companies acquired.

Product development expenses

	Three months ended September 30,		Change		Nine months ended September 30,		Change
(In thousands)	2014	2013	Dollars	%	2014	2013	Dollars	%
Product development	$788	$706	$82	12%	$2,108	$1,970	$138	7%

Product development expenses consist primarily of the expenses associated with our engineering efforts including the cost of third parties to support our current applications.

Depreciation and amortization

	Three months ended September 30,		Change		Nine months ended September 30,		Change
(In thousands)	2014	2013	Dollars	%	2014	2013	Dollars	%
Depreciation and amortization	$2,481	$1,586	$895	56%	$6,470	$4,214	$2,256	54%

The increase in depreciation and amortization for the quarter and nine months ended September 30, 2014 is primarily due to the amortization of intangible assets acquired in our acquisitions, as well as additional depreciation expense associated with the six next generation OG2 satellites placed into service on September 15, 2014.

Acquisition-related costs

Acquisition-related costs include professional services expenses and identifiable integration costs. For the quarters ended September 30, 2014 and 2013, we incurred acquisition-related costs of $0.2 million and $0.8 million, respectively. For the nine months ended September 30, 2014 and 2013, we incurred acquisition-related costs of $1.6 million and $1.4 million, respectively. The decrease in the quarter ended September 30, 2014 of (68.0)% compared to the prior year period, mainly related to increased costs incurred during the third quarter of 2013 in connection with our acquisitions.

Income from operations

For the quarter ended September 30, 2014, income from operations was $0.1 million, compared to income from operations of $1.2 million for the quarter ended September 30, 2013. For the nine months ended September 30, 2014, we had income from operations of $1.7 million, compared to income from operations of $4.2 million for the nine months ended September 30, 2013.

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

For the quarter and nine months ended September 30, 2014, other income (expense) was $0.1 million and $0.1 million, respectively. For the quarter ended September 30, 2013, other income (expense) was less than $0.1 million. For the nine months ended September 30, 2013, other income (expense) was $0.4 million.

Income before income taxes

For the quarter ended September 30, 2014, we had income before income taxes of $0.1 million, compared to income before income taxes of $1.3 million for the quarter ended September 30, 2013. For the nine months ended September 30, 2014, we had income before income taxes of $1.8 million, compared to income before income taxes of $4.5 million for the nine months ended September 30, 2013.

Income taxes

For the quarter ended September 30, 2014, we recorded income taxes of $0.1 million, which included foreign income taxes of $0.1 million from income generated by our international operations and less than $0.1 million from the amortization of tax goodwill generated from our acquisitions offset, in part, by deferred tax credits related to amortization of intangible assets with no tax basis. For the quarter ended September 30, 2013, we recorded income taxes of $0.3 million, which included foreign income tax of $0.2 million from income generated by our subsidiary ORBCOMM Japan, operating in Japan, and $0.1 million from the amortization of tax goodwill generated from our acquisitions.

For the nine months ended September 30, 2014, we recorded income taxes of $0.7 million, which included foreign income taxes of $0.4 million from income generated by our international operations and $0.3 million from amortization of tax goodwill generated form our acquisitions offset, in part, by deferred tax credits related to amortization of intangible assets with no tax basis. For the nine months ended September 30, 2013, we recorded income taxes of $0.6 million, which included foreign income taxes of $0.4 million form income generated by our subsidiary ORBCOMM Japan and $0.2 million from the amortization of tax goodwill generated from our acquisitions.

As of September 30, 2014 and 2013, we maintained a valuation allowance against all of our net deferred tax assets, excluding goodwill, attributable to operations in the United States and all foreign jurisdictions, except for Japan, as the realization of such assets was not considered more likely than not.

Net income

For the quarter ended September 30, 2014, we had a net income of less than $0.1 million compared to net income of $1.0 million in the prior year period. For the nine months ended September 30, 2014, we had net income of $1.0 million compared to net income of $3.9 million in the prior year period.

Noncontrolling interests

Noncontrolling interests relate to earnings and losses attributable to noncontrolling shareholders.

Net (loss) income attributable to ORBCOMM Inc.

For the quarter ended September 30, 2014, we had a net loss attributable to our company of less than $(0.1) million compared to net income of $1.0 million in the prior year period. For the nine months ended September 30, 2014, we had income attributable to our company of $0.9 million compared to net income of $3.8 million in the prior year period.

For the nine months ended September 30, 2014 and for the quarter and nine months ended September 30, 2013, the net income attributable to our common stockholders considers dividends of less than $0.1 million paid in shares of the Series A convertible preferred stock.

Liquidity and Capital Resources

Overview

Our liquidity requirements arise from our working capital needs, our ability to make scheduled payments of interest on our indebtedness, to fund capital expenditures to support our current operations and to facilitate growth and expansion. We have financed our operations and expansion with cash flows from operating activities, sales of our common stock through public offerings and private placements of debt. At September 30, 2014, we have an accumulated deficit of $62.5 million. Our primary source of liquidity consists of cash and cash equivalents and restricted cash totaling $42.7 million, cash flows from operating activities and additional funds from the Credit Agreement entered into on September 30, 2014 and our public offering of shares of common stock announced on November 7, 2014, which we believe will be sufficient to provide working capital, acquisitions and capital expenditures for the next twelve months.

Operating activities

Cash provided by our operating activities for the nine months ended September 30, 2014 was $5.9 million resulting from net income of $1.0 million, supplemented by non-cash items including $6.5 million for depreciation and amortization and $2.6 million for stock-based compensation, offset, in part, by a net decrease of $0.6 million in the fair values of acquisitions related contingent consideration. Working capital activities primarily consisted of a net use of cash of $5.6 million in inventories, as a result of our increased business activities.

Cash provided by our operating activities for the nine months ended September 30, 2013 was $5.5 million resulting from net income of $3.9 million, supplemented by non-cash items including $4.2 million for depreciation and amortization and $1.9 million for stock-based compensation. Working capital activities primarily consisted of a net uses of cash of $1.7 million for an increase in accounts receivable, primarily due to the increase in revenues, $2.6 million from a decrease in accounts payable and accrued expenses primarily related to timing for payments for professional fees, $0.9 million from a decrease in deferred revenue primarily related to recognizing prepaid product revenues on the acquisition date of GlobalTrak into revenues upon customer acceptance.

Investing activities

Cash used in our investing activities for the nine months ended September 30, 2014 was $69.9 million, resulting primarily from capital expenditures of $41.9 million and $28.9 million in cash consideration paid in connection with our Euroscan Acquisition.

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

Financing activities

Cash provided by our financing activities for the nine months ended September 30, 2014 was $36.5 million, primarily due to net proceeds received from our 2014 Public Offering.

Cash provided by our financing activities for the nine months ended September 30, 2013 was $40.9 million, resulting primarily from proceeds received from the issuance of $45 million Senior Notes, $0.8 million from proceeds received from the exercise of stock options, offset, in part, by payments for debt issuance costs of $1.3 million in connection with the Senior Notes and a $3.4 million principal repayment of the 6% secured promissory note issued in connection with the acquisition of StarTrak in 2011.

Future Liquidity and Capital Resource Requirements

We expect that our existing cash and cash equivalents and restricted cash along with cash flows from operating activities and additional funds from the Credit Agreement entered into on September 30, 2014 and our public offering of shares of common stock announced on November 7, 2014 will be sufficient over the next 12 months to provide working capital, cover interest payments on our debt facilities, acquisitions and capital expenditures that primarily include the deployment of the next-generation satellites.

On January 4, 2013, we issued $45 million aggregate principal amount of Senior Notes (“Senior Notes”) due on January 4, 2018. Interest is payable quarterly at a rate of 9.5% per annum. The Senior Notes are secured by a first priority security interest in substantially all of our and our subsidiaries’ assets.

On September 30, 2014, we entered into a credit agreement (the “Credit Agreement”) with Macquarie CAF LLC (“Macquarie” or the “Lender”) in order to refinance our Senior Notes. Pursuant to the Credit Agreement, the Lender provided secured credit facilities (“the Secured Credit Facilities”) in an aggregate amount of $160 million comprised of (i) a term loan facility in an aggregate principal amount of up to $70 million (the “Initial Term Loan Facility”); (ii) a $10 million revolving credit facility (the “Revolving Credit Facility”); (iii) a term loan facility in an aggregate principal amount of up to $10 million (the “Term B2”), the proceeds of which, if drawn, may be used to finance a potential acquisition; and (iv) a term loan facility in an aggregate principal amount of up to $70 million (the “Term B3”), the proceeds of which, if drawn, may be used to finance an additional potential acquisition. Proceeds of the Initial Term Loan Facility and Revolving Credit Facility were used to repay in full our Senior Notes and pay certain related fees, expenses and accrued interest, as well as for general corporate purposes.

The Secured Credit Facilities mature five years after the initial fund date of the Initial Term Loan Facility (the “Maturity Date”), but are subject to mandatory prepayments in certain circumstances. The Secured Credit Facilities will bear interest, at our election, of a per annum rate equal to either (a) a base rate plus 3.75% or (b) LIBOR plus 4.75%, with a LIBOR floor of 1.00%.

The Secured Credit Facilities will be secured by a first priority security interest in substantially all of our assets and our subsidiaries’ assets. Subject to the terms set forth in the Credit Agreement, we may make optional prepayments on the Secured Credit Facilities at any time prior to the Maturity Date. The remaining principal balance is due on the Maturity Date.

The Credit Agreement contains customary representations and warranties, conditions to funding, covenants and events of default. The covenants set forth in the Credit Agreement include, among other things, prohibitions on the Company and our subsidiaries against incurring certain indebtedness and investments (other than permitted acquisitions and other exceptions as specified therein), providing certain guarantees and incurring certain liens. In addition, the Credit Agreement includes a leverage ratio and consolidated liquidity covenant, as defined, whereby we are permitted to have a maximum consolidated leverage ratio as of the last day of any fiscal quarter of up to 5.00 to 1.00 and a minimum consolidated liquidity of $7.5 million as of the last day of any fiscal quarter. The Credit Agreement provides for certain events of default, the occurrence of which could result in the acceleration of our obligations under the Credit Agreement. Funding of the Term B2 is subject to additional approvals by the Lender.

On October 10, 2014, under the Credit Agreement, we made borrowings of $70 million under the Initial Term Loan Facility, a portion of which was used, to repay in full our Senior Notes, and $10 million under the Revolving Credit Facility.

On April 4, 2014 we filed a Form S-3 shelf registration statement requesting our securities for a proposed maximum aggregate offering price of $100 million. We may use this shelf registration statement at any time or from time to time to offer, in one or more offerings, our debt securities, shares of our common stock, shares of our preferred stock, warrants to purchase our debt securities, common stock or preferred stock or units consisting of any combination of the foregoing securities. The shelf registration statement was declared effective on April 9, 2014.

On November 1, 2014, the Company, Soar Acquisition Inc., a wholly owned subsidiary of ORBCOMM (“ORBCOMM Sub”), SkyWave Mobile Communications Inc. (“SkyWave”) and Randy Taylor Professional Corporation (the “Shareholder Representative”) entered into an Arrangement Agreement (“Arrangement Agreement”) pursuant to which ORBCOMM Sub will acquire all of the outstanding shares in the capital of SkyWave by way of a Plan of Arrangement (the “Arrangement”) under the Business Corporations Act (Ontario) (the “Acquisition”). The aggregate purchase price to be paid under the Arrangement for 100% of SkyWave’s outstanding shares is $130,000, subject to certain adjustments (the “Purchase Price”). We will acquire SkyWave on a cash-free debt-free basis. $7,500 of the Purchase Price will be paid to Inmarsat Canada Holdings Inc., a subsidiary of Inmarsat, in the form of a promissory note in exchange for a portion of its interest in SkyWave. The promissory note will provide an off-set for the $7,500 to be paid by Inmarsat under the agreement with Inmarsat. In connection with the Arrangement, ORBCOMM Sub and the Shareholder Representative will also enter into an Escrow Agreement with an escrow agent, pursuant to which $10,600 will be held in escrow to cover certain SkyWave indemnity obligations. We expect to fund the payment of the cash portion of the Purchase Price and expenses incurred in connection with the Acquisition through a combination of existing cash on our balance sheet, additional borrowings under our Term B3 tranche of the Credit Agreement and net proceeds from a public offering of shares of our common stock, as described below.

On November 7, 2014, we issued a press release announcing the pricing of our public offering of 12,857,143 shares of common stock, at a price of $5.60 per share, under our effective shelf registration on Form S-3, as described above.

Debt Covenants

As of September 30, 2014, we were in compliance with our covenants of the Senior Notes.

Contractual Obligations

There have been no material changes in our contractual obligations as of September 30, 2014, as previously disclosed in our Annual Report.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

There has been no material changes in our assessment of our sensitivity to market risk as of September 30, 2014, as previously disclosed in Part II, Item 7A “Quantitative and Qualitative Disclosures about Market Risks” in our Annual Report.

Concentration of credit risk

The following table presents customers with revenues greater than 10% of our consolidated total revenues for the periods shown:

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2014	2013	2014	2013
Caterpillar Inc.	13.5%	14.7%	13.3%	18.1%
Komatsu Ltd.	11.6%	11.8%	11.3%	12.0%

Item 4. Disclosure Controls and Procedures

Evaluation of the Company’s disclosure controls and procedures.

The Company’s management evaluated, with the participation of the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2014. Based on their evaluation, the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2014.

Changes in Internal Control over Financial Reporting.

We reviewed our internal control over financial reporting at September 30, 2014. As a result of the Euroscan Acquisition we have begun to integrate certain business processes and systems of Euroscan. Accordingly, certain changes have been made and will continue to be made to our internal controls over financial reporting until such time as this integration is complete. In reliance on interpretive guidance issued by the Securities and Exchange Commission (the “SEC”) staff, management has chosen to exclude disclosure of changes in internal control over financial reporting related to Euroscan.

There have been no other changes in our internal control over financial reporting identified in an evaluation thereof that occurred during the third quarter of 2014 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Except as set forth under the heading “Risk Factors” in Item 8.01 of our Current Report on Form 8-K dated November 6, 2014, which is incorporated by reference herein, and as discussed under “Overview” in Part 1, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” there have been no material changes in the risk factors as of September 30, 2014, as previously disclosed in Part I, Item 1A “Risk Factors” in our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2014, holders of Series A convertible preferred stock converted 14,850 shares into 24,740 shares of our common stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

10.1	Credit Agreement dated September 30, 2014 between ORBCOMM Inc. and Macquarie CAF LLC.†

31.1	Certification of President and Chief Executive Officer required by Rule 13a-14(a).

31.2	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a).

32.1	Certification of President and Chief Executive Officer required by Rule 13a-14(b) and 18 U.S.C. Section 1350.

32.2	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(b) and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment. The omitted portions have been separately filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORBCOMM Inc. (Registrant)

Date: November 10, 2014	/s/ Marc J. Eisenberg
Marc J. Eisenberg,
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2014	/s/ Robert G. Costantini
Robert G. Costantini,
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: November 10, 2014	/s/ Constantine Milcos
Constantine Milcos
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Credit Agreement dated September 30, 2014 between ORBCOMM Inc. and Macquarie CAF LLC.†

31.1	Certification of Chief Executive Officer and President required by Rule 13a-14(a).

31.2	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a).

32.1	Certification of Chief Executive Officer and President required by Rule 13a-14(b) and 18 U.S.C. Section 1350.

32.2	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(b) and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment. The omitted portions have been separately filed with the Securities and Exchange Commission.