Form 10-K
period 2014-12-31
ORBCOMM Inc.
filed 2015-03-16
CIK 1361983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

                                 (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (based on the closing price reported on the Nasdaq Global Market on June 30, 2014) was $310,784,005.

Shares held by all executive officers and directors of the registrant have been excluded from the foregoing calculation because such persons may be deemed to be affiliates of the registrant.

The number of shares of the registrant’s common stock outstanding as of March 9, 2015 was 70,224,554.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2015 Annual Meeting of Stockholders to be held on April 22, 2015, are incorporated by reference in Part III of this Form 10-K.

Forward- Looking Statements

Certain statements discussed in Part I, Item 1. “Business”, Part I, Item 3. “Legal Proceedings”, Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally relate to our plans, estimates, objectives and expectations for future events and other statements that are not historical facts. Such forward-looking statements, including those concerning the Company’s expectations and estimates, are subject to known and unknown risks and uncertainties, which could cause actual results to differ materially from the results, projected, expected or implied by the forward-looking statements, some of which are beyond the Company’s control, that may cause the Company’s actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include but are not limited to: the costs and expenses associated with the acquisition of SkyWave Mobile Communications Inc. (“SkyWave”); failure to successfully integrate SkyWave with our existing operations or failure to realize the expected benefits of the acquisition of SkyWave; dependence of SkyWave’s business on its commercial relationship with Inmarsat plc and the services provided by Inmarsat plc, including the continued availability of Inmarsat plc’s satellites; substantial losses we have incurred and may continue to incur; demand for and market acceptance of our products and services and the applications developed by us and our resellers; market acceptance and success of our Automatic Identification System business; dependence on a few significant customers, including a concentration in Brazil for SkyWave, loss or decline or slowdown in the growth in business from key customers, such as Caterpillar Inc., Komatsu Ltd., Hitachi Construction Machinery Co., Ltd., Union Pacific Railroad and Maersk Lines, and other value-added resellers, or VARs, and international value-added resellers, or IVARs for ORBCOMM and Onixsat, Satlink and Sascar, and other value-added Solution Providers, or SPs, for SkyWave; dependence on a few significant vendors or suppliers, loss or disruption or slowdown in the supply of products and services from key vendors, such as Inmarsat plc. and Amplus Communication Pte Ltd.; loss or decline or slowdown in growth in business of any of the specific industry sectors we serve, such as transportation, heavy equipment, fixed assets and maritime; our potential future need for additional capital to execute on our growth strategy; additional debt service acquired with or incurred in connection with existing or future business operations; our acquisitions may expose us to additional risks, such as unexpected costs, contingent or other liabilities, or weaknesses in internal controls, and expose us to issues related to non-compliance with domestic and foreign laws, particularly regarding our acquisitions of businesses domiciled in foreign countries; the terms of our credit agreement, under which we currently have borrowed $160 million, could restrict our business activities or our ability to execute our strategic objectives or adversely affect our financial performance; the inability to effect suitable investments, alliances and acquisitions or the failure to integrate and effectively operate the acquired businesses; fluctuations in foreign currency exchange rates; the inability of our subsidiaries, international resellers and licensees to develop markets outside the United States; the inability to obtain or maintain the necessary regulatory authorizations, approvals or licenses, including those that must be obtained and maintained by third parties, for particular countries or to operate our satellites; technological changes, pricing pressures and other competitive factors; satellite construction and launch failures, delays and cost overruns of our next-generation satellites and launch vehicles; in-orbit satellite failures or reduced performance of our existing satellites; our inability to replenish or expand our satellite constellation; the failure of our system or reductions in levels of service due to technological malfunctions or deficiencies or other events; significant liabilities created by products we sell; litigation proceedings; inability to operate due to changes or restrictions in the political, legal, regulatory, government, administrative and economic conditions and developments in the United States and other countries and territories in which we provide our services; ongoing global economic instability and uncertainty; and changes in our business strategy. In addition, specific consideration should be given to various factors described in Part I, Item 1A. “Risk Factors” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and elsewhere in this Annual Report on Form 10-K. The Company undertakes no obligation to publicly revise any forward-looking statements or cautionary factors, except as required by law.

PART I

Item 1.    Business

We are a global provider of machine-to-machine (“M2M”) solutions, including network connectivity, devices and web reporting applications. These solutions enable optimal business efficiencies, increased asset efficiency, utilization, and substantially reduce asset write-offs helping industry leaders realize benefits on a world-wide basis. Our M2M products and services are designed to track, monitor and enhance security for a variety of assets, such as trailers, trucks, rail cars, intermodal containers, generators, fluid tanks, marine vessels, oil and gas wells, pipeline monitoring equipment, irrigation control systems, and utility meters, in the transportation & distribution, heavy equipment, oil & gas, maritime and government industries. Additionally, we provide Automatic Identification Service, or AIS, data services for vessel tracking and to improve maritime safety to government and commercial customers worldwide. We provide these services using multiple network platforms, including our own constellation of 30 low-Earth orbit satellites, comprised of 24 first generation satellites and six next-generation satellites placed into service in September 2014, one AIS microsatellite, and our accompanying ground infrastructure. We also offer customer solutions utilizing additional satellite and terrestrial-based cellular network service options that we obtain through service agreements we have entered into with mobile satellite providers Inmarsat plc (“Inmarsat”) and Globalstar, Inc., as well as several major cellular (Tier One) wireless carriers. Our satellite-based customer solution offerings use small, low power, mobile satellite subscriber communicators for remote asset connectivity, and our terrestrial-based solutions utilize cellular data modems with subscriber identity modules (“SIMS”). Customer solutions provide access to data gathered over these systems through connections to other public or private networks, including the Internet. We are dedicated to providing the most versatile, leading-edge M2M solutions that enable our customers to maximize operational efficiency, increase asset utilization and achieve significant return on investment.

Customers benefiting from our network, products and solutions include original equipment manufacturers, or OEMs, such as Caterpillar, Komatsu, Doosan Infracore America, Hitachi, Hyundai Heavy Industries, Walmart and Volvo Construction Equipment; vertical market technology integrators known as value-added resellers (“VARs”) and international value-added resellers (“IVARs”), such as I.D. Systems, Inc., inthinc Technology Solutions Inc., and American Innovations, Ltd.; and leading refrigeration unit manufacturers, such as Carrier and Thermo King, and well-known brands such as Tropicana, Maersk Line, Prime Inc., C.R. England, FFE Transport, Inc., Target, Chiquita, Ryder, J.B. Hunt, Hapag-Lloyd, Golden State Foods, Martin-Brower and Canadian National Railways.

As described below, on January 1, 2015, we completed the acquisition of SkyWave Mobile Communications Inc. (“SkyWave”) and on January 16, 2015, we completed the acquisition of InSync Software, Inc. (“InSync”). SkyWave’s and InSync’s results of operations have not been included in our 2014 results of operations. All references to SkyWave and InSync relate to our legal obligations or product and system information included in the consolidated company after giving effect to the completion of the SkyWave and InSync acquisitions.

Unless otherwise noted or the context otherwise requires, references in this Form 10-K to “ORBCOMM,” “the Company,” “our company,” “we,” “us” or “our” refer to ORBCOMM Inc. and its direct and indirect subsidiaries.

Business Developments

Acquisition of SkyWave Mobile Communications, Inc.

On January 1, 2015, we acquired all of the outstanding shares in the capital of SkyWave by way of a Plan of Arrangement (the “Arrangement”) under the Business Corporations Act (Ontario) (the “SkyWave Acquisition”) pursuant to an Arrangement Agreement dated as of November 1, 2014 among us, our acquisition subsidiary, SkyWave and the representative of certain SkyWave shareholders (the “Shareholder Representative”). The aggregate purchase price paid by the Company under the Arrangement for 100% of SkyWave’s outstanding shares was $130 million, subject to certain adjustments (the “Purchase Price”). We acquired SkyWave on a cash-free debt-free basis. From the Purchase Price, $7.5 million was paid to Inmarsat Canada Holdings Inc., a subsidiary of Inmarsat, in the form of a promissory note in exchange for a portion of its interest in SkyWave. The promissory note provided an off-set for the $7.5 million paid by Inmarsat under an agreement with Inmarsat. In connection with the Arrangement, our acquisition subsidiary and the Shareholder Representative entered into an Escrow Agreement with an escrow agent, pursuant to which $10.6 million was held in escrow to cover certain SkyWave indemnity obligations. Refer to “Note 20 — Subsequent Events” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report for further details relating to the completion of the acquisition.

In connection with the SkyWave Acquisition and the entry into the Arrangement Agreement, the Company and Inmarsat have entered into an Asset Purchase and Cooperation Agreement with respect to Inmarsat’s services to SkyWave post-Acquisition as well as the purchase, upon consummation of the SkyWave Acquisition, of certain assets of SkyWave by affiliates of Inmarsat (the “Inmarsat Agreement”), and which, upon consummation of the SkyWave Acquisition, replaced or amended certain of our and SkyWave’s existing arrangements with Inmarsat. SkyWave became a party to the Inmarsat Agreement upon the consummation of the SkyWave Acquisition.

Acquisition of InSync Software, Inc.

On January 16, 2015, we purchased all the issued and outstanding stock of InSync from IDENTEC Group AG (“IDENTEC”) for a cash consideration of $11.0 million, subject to net working capital adjustments, and additional contingent consideration of up to $5.0 million, subject to certain operational milestones (the “InSync Acquisition”). InSync is a premier provider of Internet of Things (IoT) enterprise solutions across a broad spectrum of vertical markets, applications and customers. InSync’s software powers global sensor-driven asset tracking and remote monitoring applications that allow end users, managed service providers and independent software vendors to increase asset visibility, improve operational efficiencies and reduce risk.

Transactions Accounted for As Business Combinations

Acquisition of Euroscan Group

On March 11, 2014, we completed the acquisition of 100% of the outstanding equity of Euroscan Holding B.V., including, indirectly, its wholly-owned subsidiaries Euroscan B.V., Euroscan GmbH Vertrieb Technischer Geräte, Euroscan Technology Ltd. and Ameriscan, Inc. (collectively, the “Euroscan Group” or “Euroscan”) for an aggregate consideration of (i) $29.2 million (€21.0 million), subject to net working capital adjustments and net cash (on a debt free, cash free basis); (ii) issuance of 291,230 shares of the Company’s common stock, valued at $7.70 per share, which reflected the Company’s closing price on the acquisition date; and (iii) additional contingent considerations of up to $6.5 million (€4.7 million) (the “Euroscan Acquisition”). The Euroscan Acquisition allows us to complement our North American Operations in M2M by adding a significant distribution channel in Europe and other key geographies where Euroscan has market share.

Acquisition of SENS Asset Tracking Operation

On October 1, 2013, we completed the acquisition of Comtech Mobile Datacom Corporation’s Sensor Enabled Notification System (“SENS”) operations for a total cash consideration of $2.0 million (the “SENS Acquisition”). The SENS Acquisition provides us access to a customer base that included military, international, government and commercial customers, as well as expanded reach in growing regions, such as Middle East, Asia and South America.

Acquisition of GlobalTrak

On April 3, 2013, we completed the acquisition of substantially all of the assets of GlobalTrak, a division of System Planning Corporation (“SPC”), for total consideration of $2.9 million (the “GlobalTrak Acquisition”), net of a working capital adjustment of $0.1 million. The GlobalTrak Acquisition provides us access to a customer base that includes military, international, government and commercial customers, as well as expanded reach in growing regions, such as the Middle East, Asia and South America.

Acquisition of MobileNet, Inc.

On April 1, 2013, we acquired substantially all of the assets of MobileNet, Inc. (“MobileNet”) for a total consideration $6.4 million consisting of cash, shares of common stock and contingent consideration (the “MobileNet Acquisition”). The MobileNet Acquisition enables us to offer MobileNet’s complete fleet management solution directly to OEM’s, dealers and fleet owners.

Acquisition of PAR Logistics Management System Business

On January 12, 2012, we acquired the assets and assumed certain liabilities of PAR Logistics Management Systems Corporation (“LMS”), for a total consideration of $6.9 million consisting of cash, shares of common stock and contingent considerations (the “LMS Acquisition”). The LMS Acquisition enhances our position in transportation solutions and expanded our satellite, terrestrial and dual mode offerings.

Acquisition of StarTrak

On May 16, 2011, we acquired substantially all of the assets of StarTrak Systems, LLC (“StarTrak”), a wholly-owned subsidiary of Alanco Technologies (“Alanco”), for total consideration of $18.2 million (the “StarTrak Acquisition”). The StarTrak Acquisition enables us to create a global technology platform to transfer capabilities across new and existing vertical markets and deliver complementary products to our channel partners and resellers worldwide.

Other Business Developments Activities

Share Offerings

On January 17, 2014, we completed a public offering of 6,325,000 shares of common stock including 825,000 shares sold upon full exercise of the underwriters’ over-allotment option at price of $6.15 per share (the “January 2014 Public Offering”). We received net proceeds of approximately $36.6 million after deducting underwriters’ discounts and commissions and offering costs.

On November 10, 2014, we completed a public offering of 14,785,714 shares of common stock, including 1,928,571 shares sold upon full exercise of the underwriters’ over-allotment option, at a price of $5.60 per share, under our effective shelf registration filed on April 4, 2014, as described below (the “November 2014 Public Offering”). We received net proceeds of approximately $78.1 million after deducting underwriters’ discounts and commissions and offering costs.

Macquarie Credit Agreement

On September 30, 2014, we entered into a credit agreement (the “Credit Agreement”) with Macquarie CAF LLC (“Macquarie” or the “Lender”) in order to refinance our $45 million 9.5% per annum Senior Notes (“Senior Notes”). Pursuant to the Credit Agreement, the Lender provided secured credit facilities (the “Secured Credit Facilities”) in an aggregate amount of $160 million comprised of (i) a term loan facility in an aggregate principal amount of up to $70 million (the “Initial Term Loan Facility”); (ii) a $10 million revolving credit facility (the “Revolving Credit Facility”); (iii) a term loan facility in an aggregate principal amount of up to $10 million (the

“Term B2”), the proceeds of which may be used to finance a potential acquisition; and (iv) a term loan facility in an aggregate principal amount of up to $70 million (the “Term B3”), the proceeds of which may be used to finance an additional potential acquisition. The Secured Credit Facilities mature five years after the initial fund date of the Initial Term Loan Facility (the “Maturity Date”), but are subject to mandatory prepayments in certain circumstances. The Secured Credit Facilities will bear interest, at the Company’s election, of a per annum rate equal to either (a) a base rate plus 3.75% or (b) LIBOR plus 4.75%, with a LIBOR floor of 1.00%. Proceeds of the Initial Term Loan Facility and Revolving Credit Facility were used to repay in full our Senior Notes and pay certain related fees, expenses and accrued interest, as well as for general corporate purposes.

On October 10, 2014 we borrowed $70 million under the Initial Term Loan Facility, a portion of which was used to redeem in full the aggregate $45 million principal amount outstanding of the Senior Notes, and $10 million under the Revolving Credit Facility. The redemption of the Senior Notes resulted in an early termination penalty of $1.8 million and an additional expense associated with the remaining unamortized debt issuance cost.

On December 30, 2014, we borrowed $70 million under the Term B3 facility, the proceeds of which were used to partially fund the SkyWave Acquisition.

On January 16, 2015, we borrowed $10 million under the Term B2 facility, the proceeds of which were used to partially fund the InSync Acquisition.

Next-generation Satellite Launch

On July 14, 2014, we launched six of our ORBCOMM Generation 2 (“OG2”) satellites aboard a Space Exploration Technologies Corp. (“SpaceX”) Falcon 9 launch vehicle. The OG2 satellites were separated from the Falcon 9 vehicle into the proper insertion orbit. On September 15, 2014, following an in-orbit testing period, we initiated commercial service for the six OG2 satellites, which provide both M2M messaging and AIS service for our global customers.

Shelf Registration

On April 4, 2014 we filed a Form S-3 shelf registration statement registering $100 million of our securities, of which we have $17.2 million remaining following the November 2014 Public Offering. We may use this shelf registration statement at any time or from time to time to offer, in one or more offerings, our debt securities, shares of our common stock, shares of our preferred stock, warrants to purchase our debt securities, common stock or preferred stock or units consisting of any combination of the foregoing securities. The shelf registration statement was declared effective on April 9, 2014.

Strategic Alliance with Inmarsat

On November 4, 2013, we announced a strategic alliance with Inmarsat, a leading provider of global mobile satellite communications services, to collaborate on joint product development and distribution to address the needs of the rapidly growing satellite M2M market. We will work together with Inmarsat to create a standard satellite platform and develop cost-effective hardware and flexible service pricing models for the global M2M industry.

We are in the process of building a series of interchangeable modems that work with our OG2 VHF network or Inmarsat’s L-band network. These modems are expected to have the same footprint, connectors, power input, and programming environment to allow for easy exchange of modems for the different networks. Manufacturers and partners will be able to drop in the appropriate modem that corresponds with either our or Inmarsat’s network based on geography, message size and delivery speed for ease of use and flexibility. In addition, users will be able to take advantage of our relationships with Tier One cellular providers for dual-mode cellular and satellite service with either satellite network. We will also offer our unique Enterprise Connect Platform, which seamlessly translates and integrates the communications from its diverse network service partners into a uniform set of commands and information. This will facilitate a uniform platform for provisioning, billing and multi-mode access for M2M applications, supported by Inmarsat’s M2M Access Platform, enabling access to network and terminal management tools for wholesale integration with us.

These versatile offerings are expected to be available in our end-to-end solutions businesses in the heavy equipment, fixed asset and transportation industries, as well as through our VAR and OEM channels. We will be leveraging Inmarsat’s IsatData Pro (“IDP”), a satellite packet data service offering the highest payload and lowest latency in the market, and BGANM2M, a 3G service offering real-time IP data up to 512 kbps on a single global SIM—the only service of its kind in the satellite M2M space. We and Inmarsat expect to distribute these solutions globally through their extensive commercial and government distribution networks. Given the complementary strengths in coverage, response time, antenna size, and message size, we believe that the quality of service and geographic footprint of the offering will be unmatched.

We will also work with Inmarsat to find potential synergies in multiple areas, which could include leveraging technologies, capital expenditures, product development, satellite operations, and ground infrastructure support for future satellite deployments. Today, we operate a constellation of LEO satellites, and Inmarsat operates a constellation of geostationary satellites.

Significant Customer Agreements

Significant Customer Orders

During the quarter ended September 30, 2014, we experienced significant customer order activity including new orders from Doosan Infracore America (“Doosan”), Hub Group, Inc. and Walmart. Doosan ordered its first installment to enable it to begin factory installation of the ORBCOMM heavy equipment solution. Prior to Doosan’s decision to begin factory installation, the ORBCOMM solution was a Doosan dealer option.

Walmart selected us to deliver 16,000 dual-mode tracking and monitoring solutions across its mixed fleet of dry and refrigerated trailers. A portion of this order was shipped during the fourth quarter of 2014. We provided Walmart a solution for both its dry van and refrigerated assets that includes our new solar-powered dual-mode GT1100 device for dry van assets utilizing our new, more advanced OG2 satellites and Verizon’s CDMA cellular network and our dual mode RT6000+ cold chain monitoring solution for its refrigerated assets.

Agreement with Hub Group, Inc.

In 2013, we announced our multi-year agreement with Hub Group, Inc. (the “Hub Group”) to deploy our GT 2300 intermodal container tracking and monitoring platform using our GT2300 device specifically designed for containers to provide extended battery life and engineered to avoid damage during cargo loading and unloading operations

Hub Group will integrate our GT 2300 solution on more than 25,000 intermodal containers to more accurately identify loading and unloading events, which should reduce container idle time and increase customer satisfaction. We believe this solution further differentiates Hub Group in the market by improving the timeliness of pick-up and delivery information, which is expected to lead to improved equipment utilization.

Our Business Strengths and Competitive Advantage

We believe that our approach to M2M data communications and services is unique in our industry and will enable us to achieve significant growth. Our combination of global network services along with our state-of-the-art devices and robust web-based Software-as-a-Service applications provides what we believe is the M2M industry’s most comprehensive service offering and positions ORBCOMM as a leader and innovator in the global M2M market.

Within the rapidly evolving M2M market, customers have widely divergent requirements for hardware, connectivity, middleware, and software that depend in part on industry segment, geography, and price requirements. Leveraging our expertise in the M2M sector and through our broad portfolio of devices, network services and applications, we can offer M2M components to address these needs, and in many cases we can provide customers with a single source, end-to-end solution that minimizes development time. We believe that our flexibility in responding to unique customer requirements enhances our competitive positioning and maximizes the size of our addressable market.

Our key competitive advantages include:

•

Unique range of M2M network connectivity solutions.     We believe that no other M2M service provider offers users both cellular network connectivity and global, two-way satellite M2M data connectivity at costs comparable to ours. Through our own network of 30 LEO satellites and accompanying ground infrastructure, ORBCOMM provides worldwide coverage, including in the open ocean, allowing end-users to access our communications system in areas outside the coverage of terrestrial networks. Our unique, proven technology offers full two-way M2M data communication with minimal line-of-sight limitations and highly reliable performance. Our satellite system uses a single global technology standard and eliminates the need for multiple network agreements and versions of hardware and software. ORBCOMM collaborates with leading global cellular partners to provide connectivity service for devices in fixed locations or travelling exclusively within cellular coverage areas. Moreover, we offer dual-mode services combining the benefits of satellite and cellular technologies for optimal connectivity, flexibility and least cost routing.

•

Broad portfolio of reliable, low-cost M2M devices.     We have a wide ranging product line of M2M asset tracking and monitoring devices ranging from application components to complete turn-key solutions operating on multiple satellite, cellular, and dual-mode network options. Our comprehensive product portfolio includes products that were developed internally and products acquired through our acquisitions. These cost-effective products are key to accelerating our growth in vertical markets, including transportation, heavy equipment, energy, maritime, security and government, and they enable our customers to reduce time-to-market and development costs for deploying their M2M solutions. Our leading-edge devices can be combined with powerful web-based software platforms for reporting and analytics, empowering asset owners by providing them with near-real-time location intelligence, notifications of asset status and location, and two-way asset command and control capabilities.

•

End-to-end M2M solutions for targeted industry verticals.     We provide customers with complete, end-to-end solutions to proactively monitor, manage, and control a wide range of remote assets, such as refrigerated and dry trailers, containers, and railcars as well as heavy equipment, construction, and industrial support equipment. Our robust web-based software applications, coupled with our proprietary device and network solutions, allow customers to improve their business efficiency, increase asset utilization, and substantially reduce costs. Our end-to-end solutions customers include C.R. England, Canadian National Railways, Carrier Transicold, Golden State Foods, Hapag-Lloyd, J.B. Hunt, KLLM, Maersk Line, Martin-Brower, Martin Transport, Prime Inc., Ryder, Swift, Target, Tropicana, WalMart, Hub Group, Inc. and Werner. SkyWave’s Solution Provider (“SP”) customers include Onixsat, Satlink and Sascar. InSync’s customers include Iron Mountain, Dell SonicWALL, Gates Global LLC and Emerson Electric, Co. We believe our deep M2M industry expertise and our broad portfolio of software, device, and network technologies will allow us to continue to expand our range of end-to-end M2M solutions in both new and existing industry verticals.

•

Large and diverse technical team.     ORBCOMM has one of the largest, most diverse and capable combined engineering teams in the M2M industry, which is enhanced with the addition of SkyWave and InSync, bringing enhanced product development, web application and technical capabilities and expertise to our solutions and products. From hardware to software to firmware, our world-class engineers can build a broad array of M2M and IoT products and applications ready for distribution efficiently and effectively.

•

Key distribution and OEM customer relationships.     Our strategic relationships with key distributors and OEMs have enabled us to streamline our sales and distribution channels for network services and shift much of the risk and cost of developing and marketing applications to the OEMs, VARs and IVARs. We have established strategic relationships with major OEMs, such as Caterpillar Inc., Hitachi Construction Machinery Co., Ltd., Komatsu Ltd., Volvo Construction Equipment and Doosan Infracore America, as well as key VARs and IVARs, such as inthinc Technology Solutions Inc. and XRS Corporation, and SPs, such as Onixsat, Satlink and Sascar. We believe our relationships with these OEMs and distributors allow us to work closely with them at all stages of application development and to benefit from their industry-specific expertise. By fostering these relationships, we believe that once we have become so integrated into our customers’ planning, development, and implementation process, and their equipment, we anticipate it will be more difficult to displace us or our communication services. In addition, the assets which are tracked and monitored by these customers generally have long useful lives and the cost of replacing our communications equipment with an alternative service provider’s equipment could be prohibitive for a large number of assets.

•

Comprehensive AIS service.     We provide what we believe is the most comprehensive global AIS data service, enabling government and commercial customers to track more than 130,000 AIS-equipped vessels worldwide, facilitating maritime surveillance and intelligence. AIS is a shipboard broadcast system that transmits a vessel’s identification and position to aid navigation and improve maritime safety. Terrestrial-based AIS receivers provide only limited visibility monitoring ships close to shore. Using our satellite-based AIS system, which are equipped on each of our six in-service and 11 future OG2 satellites, customers have access to AIS data well beyond coastal regions in a cost effective and timely fashion. Once fully integrated into transportation management systems, AIS-based maritime intelligence solutions offer the added potential to track and monitor individual shipping containers throughout the intermodal transportation process from origination to destination as it is transported on truck, rail and ship.

Our Strategy

•

Enter additional M2M vertical markets and expand our capabilities in existing markets.     We intend to enter additional high-volume M2M vertical markets through a build, partner or buy approach. For example, we believe that SkyWave will further enhance our expertise in the security, personal safety, transportation, maritime, energy, and fixed asset monitoring/telemetry markets, which we believe will accelerate our growth strategy in these important M2M sectors. Additionally, the increased capacity and enhanced feature set afforded by our next-generation OG2 satellite network enhances our ability to serve other applications such as safety and security requirements. Within our existing targeted M2M vertical markets, we intend to develop new products, services and features to enhance our competitive position and accelerate growth.

•

Introduce leading-edge M2M applications.     We have multiple new hardware technologies in the design, testing and deployment phases, including several new products designed to operate with our OG2 satellite constellation, as well as end-to-end products targeting key segments such as the transportation industry. With SkyWave, we have added a range of new capabilities to our portfolio, particularly the IDP technology and supplier relationship with Inmarsat, thereby extending the breadth of our solutions offering to include high-bandwidth, low latency products and services. Our ongoing strategy of new product development is augmented by our network of over 100 resellers and the addition of SkyWave’s network of over 400 distributors who create innovative products and services based on our technologies and are experts in their vertical markets. The highly adaptable web platform added by the InSync Acquisition will provide quicker application development for new vertical markets.

•

Offer our customers the broadest range of connectivity options.     We believe that we have among the widest ranges of connectivity options in the M2M industry including satellite-based communications from our own satellite system, Inmarsat and Globalstar, and cellular-based communications from major carriers including AT&T, Vodafone and Verizon. We regularly look to augment our services with complementary technologies, allowing our customers to utilize integrated solutions. For some applications, it is necessary to combine the strengths of multiple networks to offer the ideal solution and give the end user the desired return on investment. ORBCOMM is focused on offering the best product for each individual application.

•

Expanded global presence.     We intend to expand the global availability of our M2M solutions thereby accelerating our growth opportunity and increasing our addressable market size. Through our acquisition of SkyWave, we have gained access to as many as 50 new geographic markets, including China and Russia. SkyWave also significantly strengthens our presence in key regions such as South and Central America, the Middle East, and several Asia-Pacific region countries. Going forward, we plan to continue entering new geographic markets where we believe the market opportunity for our solutions is the greatest.

•

Further reduce subscriber communicator costs and improve functionality of communicators.     We are working to further reduce the cost of our subscriber communicators by utilizing our increased scale and increase their performance by achieving further reductions in product size, improvements in power management, reliability and product capabilities. For example, we are currently developing powerful, low-cost OG2-based subscriber communicators that we plan to introduce commercially in the very near future. Similarly, through the acquisition of SkyWave, we intend to embark on joint development projects with Inmarsat to further lower IDP communicator costs. Our ability to offer our customers less expensive, more capable subscriber communicators is important to our overall strategy and customer value proposition while supporting advances in our end-to-end hardware capabilities.

•

Leverage the enhanced capabilities of our OG2 satellite network.     We have reduced the time interval in delivering messages and data, or network latency, in most regions of the world as a result of our first six next-generation OG2 satellites placed in service in September 2014. We believe this will improve the quality and coverage of our system and enable us to increase our customer base. Following the next launch of 11 satellites that will constitute the remainder of our full OG2 constellation, and development of OG2-specific subscriber communicators, we will also be able to further reduce network latency and increase our data rate and message size capabilities, which should further enhance our competitive positioning.

•

Expand AIS services.     We intend to continue working with system integrators and maritime information service providers to develop AIS-based value added services and to facilitate the sales and distribution of AIS data. Our AIS capabilities will be significantly enhanced as we launch and place into service our OG2 satellites, all of which have onboard AIS data collection capabilities.

Industry Overview

Businesses and governments increasingly face the need to track, control, monitor and communicate with fixed and mobile assets that are located throughout the world. At the same time, these assets increasingly incorporate microprocessors, sensors and other devices that can provide a variety of information about the asset’s location, condition, operation and environment and are capable of responding to external commands and queries. As these intelligent devices proliferate, we believe that the need to establish two-way communications with these devices is greater than ever. The owners and operators of these intelligent devices are seeking low cost and efficient communications systems that will enable them to communicate with these devices.

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

There are three main components in any M2M data communications system:

1.	Fixed or mobile assets. Intelligent or trackable assets include devices and sensors that collect, measure, record or otherwise gather data about themselves or their environment to be used, analyzed or otherwise disseminated to other machines, applications or human operators and come in many forms, including devices and sensors that:

•	Report the location, speed and fuel economy data from trucks and locomotives;

•	Monitor the location, condition and environmental factors of trailers, railcars and marine shipping containers;

•	Report operating data and usage for heavy equipment;

•	Monitor fishing vessels to enforce government regulations regarding geographic and seasonal restrictions;

•	Report energy consumption from a utility meter;

•	Monitor corrosion in a pipeline;

•	Monitor levels in liquid, gas and materials storage tanks;

•	Measure water delivery in agricultural pipelines; and

•	Monitor environmental conditions in agricultural facilities.

2.	Communications network. The communications network enables a connection to take place between the fixed or mobile asset and the back-office systems and users of that asset’s data. The proliferation of terrestrial and satellite-based wireless networks has enabled the creation of a variety of M2M data communications applications. Networks that are being used to deliver M2M data include terrestrial communications networks, such as cellular, radio paging and WiFi networks, and satellite communications networks, utilizing LEO or geosynchronous satellites.

3.	Back-office application or user. Data collected from a remote asset is used in a variety of ways with applications that allow the end-user to track, monitor, control and communicate with these assets with a greater degree of control and with much less time and expense than would be required to do so manually.

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

We expect to leverage our investment in AIS technology to resell AIS data collected by our network to other maritime services and governmental agencies. Further expansion of the AIS business had been driven by our AIS distribution agreements for commercial purposes with resellers. We believe the successful deployment of our six OG2 satellites in 2014, which are equipped with AIS capability, will enhance our services for AIS.

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

Customers

We market and sell our products and services directly to OEM and government customers and end-users and indirectly through VARs, IVARs, international licensees, country representatives and SPs. In 2014, Komatsu and Caterpillar accounted for 10.6% and 12.4% of our revenues, respectively.

Revenues in Foreign Geographic Areas

Revenues in foreign geographies, mostly Europe and Japan, represented approximately 24%, 16% and 18% of our consolidated revenues in 2014, 2013 and 2012, respectively. No other foreign geographic area accounted for more than 10% of our consolidated revenues.

Sales, Marketing and Distribution

ORBCOMM generally markets our services and products through resellers (i.e., VARs and internationally through IVARs, international licensees and country representatives) and direct to end-users. SkyWave markets services and products through resellers called Service Providers (“SPs”) and Distribution Partners (“DPs”).

Resellers: VARs, IVARs, SPs and DPs.     We are currently working with a number of resellers and seek to continue to increase the number of our resellers as we expand our business. The role of the reseller is to develop tailored applications that utilize our system and then market these applications, through non-exclusive licenses, to specific, targeted vertical markets. Resellers are responsible for establishing retail pricing, collecting revenues from end-users and for providing customer service and support to end-users. Our resellers have made significant investments in developing ORBCOMM-based applications. Resellers pay fees for access to our system based on the number of subscriber communicators they have activated on the network and on the amount of data transmitted.

Generally, subject to certain regulatory restrictions, the IVAR arrangement allows us to enter into a single agreement with any given IVAR and allows the IVARs to pay directly to us a single price on a single monthly invoice in a single currency for worldwide service, regardless of the territories they are selling into, thereby avoiding the need to negotiate prices in each territory. We pay our international licensees and country representatives a commission on revenues received from IVARs from each subscriber communicator activated in a specific territory.

International licensees and country representatives.     We generally market and distribute our services outside the United States and Canada primarily through international licensees and country representatives. We rely on these third parties to establish business in their respective territories, including obtaining and maintaining necessary regulatory and other approvals, as well as managing local resellers. In addition, we believe that our international licensees and country representatives, through their local expertise, are able to operate in these territories in a more efficient and cost-effective manner. We currently have agreements covering over 120 countries and territories through our multiple international licensees and country representatives. As we seek to expand internationally, we expect to continue to enter into agreements with additional international licensees and country representatives, particularly in Asia and Africa. International licensees and country representatives are generally required to make the system available in their designated regions to resellers.

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

Direct to End-Users.    We also market directly to end-users and we are responsible for providing services and products, establishing retail pricing, collecting revenues from end-users and for providing customer service and support to end-users.

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

Low-Earth orbit mobile satellite service providers

LEO mobile satellite service providers operating above the 1 GHz band, or big LEO systems, can provide data connectivity with global coverage that can compete with our communications services. To date, the primary focus of big LEO satellite service providers has been primarily on circuit-switched communications tailored for voice traffic, which, by its nature, is less efficient for the transfer of short data messages because they require a dedicated circuit that is time and bandwidth intensive when compared to the amount of information transmitted. However, big LEO satellite service providers have shifted their focus more on M2M data communications. These systems entail significantly higher costs for the satellite fleet operator and the end-users. Our principal big LEO mobile satellite service competitors are Iridium Communications Inc. and Globalstar, Inc., however we have an agreement with Globalstar Inc. to resell their satellite airtime services.

Geostationary satellite service providers

Geostationary satellite system operators can offer services that compete with ours. Certain pan-regional or global systems (operating in the L or S bands), such as Inmarsat, are designed and licensed for mobile high-speed data and voice services. However, the equipment cost and service fees for narrowband, or small packet, data communications with these systems is significantly more expensive than for our system. Some companies, such as the OmniTracs subsidiary of QUALCOMM Incorporated, which uses SES’s satellites (operating in C and Ku bands), have developed technologies to use their bandwidth for mobile applications. We believe that the equipment cost and service fees for narrowband data communications using these systems are also significantly higher than ours, and that these geostationary providers cannot offer global service with competitive communications devices and costs. In addition, these geostationary systems have other limitations, such as requiring a clear line of sight between the communicator equipment and the satellite, are affected by adverse weather or atmospheric conditions, and are vulnerable to catastrophic single point failures of their satellites with limited backup options. We had an agreement to resell satellite airtime service provided by Inmarsat, which has been superseded by the Inmarsat Agreement, under which we will now resell Inmarsat services through our SkyWave subsidiary.

Product Development

We are able to leverage our product development costs from the investments made by our VARs and IVARs, as described in “Sales, Marketing and Distribution” above. During the years ended December 31, 2014, 2013 and 2012 we have incurred product development costs of $2.9 million, $2.8 million and $2.5 million, respectively.

Backlog

We have “pre-bill backlog”, which represents subscriber communicators activated at the customer’s request for testing prior to putting the units into actual service, of 77,676 units as of December 31, 2014, as compared with a pre-bill backlog of 79,416 as of December 31, 2013. We believe that the majority of units that comprise our pre-bill backlog will be billable within a one-year period. We are not able to determine pre-bill backlog in dollars because the service costs for each subscriber communicator varies by customer.

ORBCOMM Communications System

Overview

Our M2M data communications services are provided by a unique combination of both satellite and terrestrial networks including a company owned and operated LEO satellite constellation, “OG1” (ORBCOMM Generation 1), OG2, of which six were placed into service in September 2014 and the remaining 11 are planned to launch in 2015, Tier-1 wireless carriers, geostationary Earth orbit (GEO) satellites and third party LEO constellations. In addition, we provide AIS data services and high-performance, vertically integrated wireless information technology applications and solutions to our partners and customers with communications needs in the global heavy-equipment, transportation, logistics, cold-chain management, intermodal, multimodal, oil and gas, and maritime industries, among others.

Our system has the following operational components:

•	The ORBCOMM M2M LEO Satellite Constellation

Our LEO satellite constellation consists of 30 operational satellites (consisting of 24 OG1 and six OG2 satellites), in multiple orbital planes between 435 and 550 miles above the Earth (five primary planes of three to eight satellites each) operating in the VHF band. The LEO satellite ground and control component consists of fifteen gateway earth stations, three regional gateway control centers all co-located in our US based data center and network control center in Dulles, Virginia and a redundant backup data center in the State of Washington.

•	The ORBCOMM AIS Satellite Constellation

Our AIS satellite constellation currently consists of one leased satellite operating in a polar plane at an altitude of 470km and the six OG2 satellites at an altitude of 710km. The AIS satellite ground and control component consists of three AIS data reception earth stations connected through our US-based data center in Dulles. The OG2 AIS-enabled satellites use the existing Ground Earth Stations for data reception. These satellites will be complemented by eleven additional AIS-enabled OG2 satellites that ORBCOMM plans to launch in 2015.

•	Partner L-Band GEO Satellite Services

Through our recent partnership with Inmarsat and our acquisition of SkyWave, ORBCOMM provides L-band GEO satellite services via both IDP, a satellite packet data service offering the highest payload and lowest latency in the market, and via BGAN M2M, a 3G-based service offering real-time IP data up to 512 kbps on a single global SIM. Our application of these services fits in as extensions of our Enterprise Connect Platform integration scheme (see below), using and reworking existing and proven components in the ORBCOMM network. The coverage and throughput characteristics of the Inmarsat design are a perfect complement to our own LEO satellite constellation and network.

•	SENS

SENS is a simplex spread-spectrum based system consisting of thousands of fielded sensor and tracking devices, GES “Appliques,” which detects, demodulates and forwards data packets, and a dedicated web-based back-office portal, which enables customers to retrieve and view geocoded sensor data from the field via the Globalstar satellite network. The SENS system is also planned to be integrated into our Enterprise Connect Platform, with external support for the portal and other leveraged ORBCOMM customer interfaces in the near future.

•	Terrestrial Wireless Services

ORBCOMM has active partnerships with many of the major carriers, both domestic and abroad including AT&T, Verizon, T-Mobile, Telefonica, Orange, Rogers and Vodafone. ORBCOMM has tightly integrated the carriers APN networks into its own production network to provide a common interface for mix of carrier and service options for its customers. The integration planning of each carrier network is at the core of ORBCOMM’s goal to provide a consistent and reliable uniform messaging environment over a variety of networks.

•	Enterprise Connect Platform

We have transitioned from a pure satellite service provider and reseller into a provider of value-added applications and device development geared to specific applications and markets. This includes our unique Enterprise Connect Platform, a combination of past and present technologies cohesively integrated within our network, to seamlessly translate and integrate the communications from its diverse network service partners into a uniform and easily manageable set of commands and responses and information transport. This creates a common user platform for provisioning, billing and multi-mode access for M2M applications, that is supported by Inmarsat’s M2MAP (M2M Access Platform), as well as all of the above-mentioned technologies, and enables access to network and terminal management tools for rapid wholesale integration with ORBCOMM’s network.

•	Communication devices and sensors

The subscriber component, which consists of satellite subscriber communicators and cellular terrestrial units, or wireless modems incorporating SIMS, used by end-users to transmit and receive messages to and from their assets and our system.

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

Detailed Description

The data generated by our customer base typically comes from application-tailored, end-user developed software. The data may be transferred to either a subscriber communicator, or a terrestrial GPRS-based wireless device using a SIM on the partner cellular provider’s network. In the case of the satellite subscriber communicator selection, data is encapsulated and transmitted to the next satellite that comes into view in “near real-time” (see below). The data is then routed by the satellite to the next gateway earth station (or “GES”) that it successfully connects to, which in turn forwards it to the ORBCOMM gateway control center (or “GCC”). Within the GCC, the data is processed, safe-stored, and forwarded to its ultimate destination and, if requested, an acknowledgment to the satellite subscriber communicator that the message content has been received is transmitted back to the subscriber communicators. In the case of a GPRS-based device, circuit-switched data is routed through the partner carrier’s network via VPN to the ORBCOMM GCC, and forwarded to its ultimate destination in real time. The destination for transferred data may be another subscriber communicators, SIM, a corporate resource management system, any personal or business Internet e-mail address, a pager or a text message-capable cellular phone, or any combination of the above. In addition, data can be sent in the reverse direction (a feature which is utilized by many applications to remotely control assets) using similar methods. ORBCOMM has value added servers to facilitate easy integration of this capability providing a standard API interface for M2M communications, as described in the previous section. These are comprised of either “core” Enterprise Connect Platform components, which provide access to standard ORBCOMM service features, as well as our application-level customer portals providing specific solutions. These portals are sophisticated interfaces tailored to be used as standalone business support tools, or as an integral part of a customer’s back-office system.

The ORBCOMM satellite network will offer different modes of operation once all seventeen of the OG2 satellites are deployed, which is expected in mid-2015. OG2 satellites are capable of providing both legacy OG1 support for existing and new subscribers, as well as OG2-enhanced protocol services for devices supporting these new features.

OG1 mode: When a satellite is in view of and connected to a GES at the time it receives data from a subscriber, a transmission is in “near-real-time” mode. In this mode, the data message is passed from a subscriber communicator via a satellite to a GES that transmits the message to the GCC. In contrast, when a satellite is not immediately in view of a GES, the satellite switches to a store-and-forward mode to accept data in a “GlobalGram” format. GlobalGrams are short messages (consisting of data of up to approximately 120 bytes), and are stored in a satellite until it can connect through a GES to the control center. The automatic mode-switching capability between near-real-time service and GlobalGram service allows the satellite network to be readily available to most satellite subscriber communicators for messaging worldwide regardless of their geographic location.

OG2 mode: We have used our experience with the existing system, customer desires and the messaging characteristics of our subscriber base to develop the OG2 enhancements that are scheduled to be introduced after we launch our full constellation of 17 OG2 satellites. The primary emphasis for the new OG2 services are to decrease the antenna length, improve message latency and to increase message size and data rates. Faster messaging, higher bandwidth and multiple downlink capabilities of each new satellite will provide a much more consistent experience, improving quality of service.

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

System Status

OG2 Satellite Procurement

On May 5, 2008, we entered into a procurement agreement with Sierra Nevada Corporation (“SNC”) pursuant to which SNC is constructing eighteen LEO satellites in three sets of satellites (“shipsets”) for our next-

generation satellites (the “Initial Satellites”). Under the procurement agreement, SNC is also providing launch support services, a test satellite (excluding the mechanical structure), a satellite software simulator and the associated ground support equipment.

The total contract price for the Initial Satellites under the procurement agreement is $117 million, subject to reduction upon failure to achieve certain in-orbit operational milestones with respect to the Initial Satellites or if the pre-ship reviews of each shipset are delayed more than 60-120 days after the specified time periods described below. We agreed to pay SNC up to $1.5 million in incentive payments for the successful operation of the Initial Satellites five years following the successful completion of in-orbit testing for the third shipset of eight satellites.

On August 31, 2010, we entered into two additional task order agreements with SNC in connection with the procurement agreement discussed above. Under the terms of the launch vehicle changes task order agreement, SNC will perform the activities to launch eighteen of our next-generation satellites on a Space Exploration Technologies Corp. (“SpaceX”) Falcon 1e or Falcon 9 launch vehicle. The total price for the launch activities is cost reimbursable up to $4.1 million and the contract is cancelable by us, less a credit of $1.5 million. Under the terms of the engineering change requests and enhancements task order agreement, SNC will design and make changes to each of the next-generation satellites in order to accommodate an additional payload-to-bus interface. The total price for the engineering change requests is cost reimbursable up to $0.3 million. Both task order agreements are payable monthly as the services are performed, provided that with respect to the launch vehicle changes task order agreement, the credit in the amount of $1.5 million will first be deducted against amounts accrued thereunder until the entire balance is expended.

On August 23, 2011, we entered into a definitive First Amendment to the procurement agreement with SNC (the “First Amendment”). The First Amendment amends certain terms of the procurement agreement and supplements or amends five separate task order agreements, between May 20, 2010 (Task Order #1) and December 15, 2010 (“Task Orders #1-5”). Between July 3, 2012 and April 18, 2014, we entered into five additional task order agreement with SNC for an additional cost of up to $2.7 million.

The First Amendment modifies the milestone payment schedule under the procurement agreement dated May 5, 2008 but does not change the total contract price (excluding optional satellites and costs under Task Orders #1-5) of $117 million. Payments under the First Amendment extended into the second quarter of 2014, subject to SNC’s successful completion of each payment milestone. The First Amendment also settles the liquidated delay damages triggered under the procurement agreement and provides an ongoing mechanism for the us to obtain pricing proposals to order up to thirty optional satellites substantially identical to the Initial Satellites for which firm fixed pricing previously had expired under the procurement agreement. We anticipate $3.9 million in total liquidated delay damages will be available to offset milestone and task order payments.

On March 20, 2014, we entered into a definitive Second Amendment to the procurement agreement with SNC (the “Second Amendment”). The Second Amendment amends certain terms of the procurement agreement dated May 5, 2008, as amended by the First Amendment and supplemented by nine separate task orders entered into prior to that date. (collectively, “Task Orders #1-9”). The Second Amendment modifies the number of satellites in each shipset to reflect the actual number of satellites to be launched in each of the two missions. The Second Amendment also modifies the payment milestone schedule under the First Amendment but does not change the total contract price (excluding optional satellites and costs under Task Orders #1-9) of $117 million.

OG2 Launch Services Procurement

On December 21, 2012, we entered into a Launch Services Agreement with SpaceX (the “Falcon 9 Agreement”) pursuant to which SpaceX will provide launch services (the “Launch Services”) for the carriage into low-Earth orbit of up to 17 OG2 satellites. Under the Falcon 9 Agreement, SpaceX will also provide us satellite-to-launch vehicle integration and launch support services, as well as certain related optional services.

The total price under the Falcon 9 Agreement (excluding any optional services) is $42.6 million subject to certain adjustments, which reflects pricing agreed under the 2009 agreement for Launch Services. The amounts due under the Falcon 9 Agreement are payable in installments from the date of execution of the Falcon 9 Agreement through the performance of each Launch Service.

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

Both we and SpaceX have customary termination rights under the Falcon 9 Agreement, including for material breaches and aggregate delays beyond 365 days by the other party. We have the right to terminate either of the Launch Services subject to the payment of a termination fee in an amount that would be based on the date ORBCOMM exercises its termination right.

On September 21, 2012, we entered into a Secondary Payload Launch Services Agreement with SpaceX totaling $4.0 million of the original $46.6 million to launch the next-generation prototype which occurred on October 7, 2012.

OG2 Satellite Launch Plans

The OG2 prototype satellite was launched on October 7, 2012 as a secondary mission payload on the Cargo Re-Supply Services (CRS-1) mission. The prototype satellite was deployed into a lower orbit as the result of a pre-imposed safety check required by NASA that caused the satellite to de-orbit in just over fifty hours from launch. The safety check was designed to protect the International Space Station and its crew. Had we been the primary payload on this mission, as planned for the upcoming launches, we believe the prototype satellite would have reached the desired orbit. Notwithstanding the shortened life of the prototype satellite, we made significant strides in testing various hardware components including successful solar array and antenna deployments, power systems, attitude control, thermal and data handling. The unique communications payload, which incorporates a highly reprogrammable software radio with common hardware for both gateway and subscriber messaging, also functioned as expected. These verification successes achieved from the prototype satellite that validated the next-generation satellite technology would operate as designed before launching the full constellation of OG2 satellites. On December 7, 2012, we received $10.0 million from our insurer in connection with the settlement of an insurance claim arising from the loss of the next-generation prototype satellite, which represented the full amount recoverable under the insurance policy.

On July 14, 2014, we launched six of our next-generation OG2 satellites aboard a SpaceX Falcon 9 launch vehicle. The OG2 satellites were separated from the Falcon 9 vehicle into proper orbit. On September 15, 2014, following an in-orbit testing period, we initiated commercial service for the six OG2 satellites. The satellites are providing both M2M messaging and AIS service for our global customers.

There is one more OG2 mission planned for the launch of the remaining 11 OG2 satellites. The next mission is planned to occur in 2015.

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

In the quarter ended December 31, 2014, the AIS Satellite which was launched in October 2011 experienced an issue whereby AIS messages were not being transmitted to the ground earth stations. After several weeks of testing, it was concluded that there was a failure of the flash memory which precludes proper AIS message delivery. With the addition of the six AIS-equipped OG2 satellites launched in July 2014, the loss of one AIS satellite does not materially affect our AIS messaging services. As a result of the satellite loss, we recorded an impairment charge of $0.6 million in our statement of operations in the year ended December 31, 2014.

First Generation Satellite Health

Our satellite fleet was generally put into service in the late 1990s and through certain operational and software updates have exceeded the estimated operating life of approximately nine to twelve years. As part of this on-going effort to improve the longevity and performance of the first generation satellites, we periodically make changes to the operating parameters and software on-board the satellites. The primary method to extend the satellite lifetime is to reduce the stress on the power subsystem by reducing the subscriber transmit power or using the Gateway transmitter for messaging. These power saving techniques reduce the satellites communications capability which can result in longer latencies for customers. In December 2012, we modified a part of the software on board the satellites to improve messaging throughput when the satellite uses the Gateway transmitter for messaging services resulting in over 40% increase in throughput. Our satellite availability, or the percentage of time that an operational satellite is available to pass commercial traffic, was 85.8% in 2014. Twenty of the operational satellites have aggregate average availability over 96.3%. With the high probability of several satellites in view at any one time, especially in the primary coverage area, and the constant motion of the satellites, the time an operational satellite is unavailable is relatively insignificant. We consider a satellite “operational” unless it can no longer provide any communications service, and we determine that further recovery efforts are not expected to return it to service.

In May 2013, we lost communications with one of the plane C satellites and in January 2015 we lost communication with one of the plane D satellites. With the launch of the six OG2 satellites and the planned launch of the additional eleven OG2 satellites we do not expect the loss of these satellites to materially affect its business. The satellites were fully depreciated.

Due to our satellite constellation architecture, which consists of numerous independent satellites, our space component is inherently redundant and service quality is not significantly affected by an individual satellite failure, although service quality could be significantly affected by multiple satellite failures. Our OG1 system has experienced gradual degradation over time, primarily due to battery capacity reduction. We have, and expect to continue to develop, operational procedures to minimize the impact for providing messaging services with degraded batteries.

Gateway Health

The gateway earth stations in the United States and internationally are performing well. We continue to perform hardware and software upgrades which have improved the availability of the gateway earth stations. In 2011, we completed design and testing of a new gateway modem that will improve messaging throughput. The modems have been installed in all the gateway earth stations in conjunction with the aforementioned upgrades. Our gateway control center systems, which are located in a data center near the Dulles facility have with an availability of over 99.83% on a month-to-month basis for 2014.

Network Capacity

For the current OG1 satellite system, we continue to conduct analyses to investigate the utilization of our communication channels. Various metrics were used in evaluating the different elements of the communication protocol. The efficiency of the satellites’ random access subscriber receivers is measured as a ratio of successfully received inbound communication packets to the number of assignments made to subscriber communicators. From 2006 through 2012, a number of improvements were made to raise and maintain this performance ratio and substantial increases throughput capability. Also, significant increases to the subscriber reservation capacity were made increasing reservation receiver capacity. As we implement power saving techniques described above, the overall network capacity is reduced but the power saving techniques are primarily used in nighttime operations where the messaging demand is lower. It should be noted that failed messaging transactions do not result in lost messages, but do require subscriber communicators to re-initiate message transmissions, which could translate into message delays.

With the addition of the six OG2 satellites placed into service in September 2014, the network capacity has been greatly increased. In the backwards compatible OG1 mode, each OG2 satellite has more than six times the capacity of the OG1 satellites.

Our ground segment was originally designed with scalability in mind. As technologies in storage and networking solutions evolve, we are continuously upgrading the key components that are impacted most by an increasing subscriber base (i.e. those components involved with the safe store and forward of customer data as received via the connected ground stations, or via the customer’s back office). These components center around our highly-customized database technology, in a redundant high-availability RAID environment completely designed and maintained by in-house staff. The customer-facing components in our design are based on mature open-source server engines, with very scalable, cost-effective load-balancing strategies in place. These are designed to handle increasing demand through the planned addition of cost-effective hardware, based primarily on demand (subscriber and messaging counts as well as end-user behavior), and standard OS-level performance indicators.

The OG2 ground segment will be more streamlined relative of the previous OG1 system, as the core “switch” is less involved in the actual delivery of messages. On the back office side, the customer facing interfaces are either our devices management or one of our value-added portals as described earlier. Because of the “more direct” nature of the OG2 design, the focus for OG2 ground segment capacity continues to remain with the store and forward hardware, and the interaction with the Enterprise Connect Platform external interfaces.

Regulation of Our Business in the United States

FCC authorizations

Any entity seeking to construct, launch, or operate a commercial satellite system in the United States must first be licensed by the U.S. Federal Communications Commission (“FCC”). ORBCOMM License Corp., a wholly owned subsidiary of ours, holds the FCC license for our satellite constellation (which we refer to as the Space Segment License). ORBCOMM License Corp. also holds additional FCC licenses relating to our satellite constellation to: (1) operate four United States gateway earth stations; and (2) deploy and operate up to 1,000,000 satellite subscriber communicators in the United States.

Our current Space Segment License authorizes the continuing operation of the OG1 satellites, the construction, launch and operation of the OG2 satellites, and any required construction, launch and operation during the term of the license of additional technically identical replacement satellites. Based on changed circumstances relating among other things to launch vehicle availability, we have an application pending before the FCC to modify our Space Segment License to accommodate the current deployment schedule for the remaining 11 OG2 satellites.

Following the SkyWave Acquisition, ORBCOMM License Corp. now also holds two FCC licenses permitting the deployment and operation of up to 125,000 SkyWave satellite subscriber communicators in the United States. We believe that we are currently in full compliance with all applicable FCC rules, policies, and license conditions relating to our newly acquired SkyWave business. We also believe that we will continue to be able to comply with all applicable FCC requirements, but we cannot assure you that it will be the case.

We believe that our business as currently conducted in full compliance with all applicable FCC rules, policies, and license conditions. We also believe that we will continue to be able to comply with all applicable FCC requirements, but we cannot assure you that it will be the case. Although the FCC has been positively disposed thus far towards granting our applications for license modifications, there can be no assurance that the FCC will in fact grant our above-described pending application to modify the Space Segment License. Additionally, there can be no assurance that, to the extent that any other modification of our FCC licenses may be required in the future to address changed circumstances, that any related FCC applications we may file will be granted on a timely basis, or at all. If the FCC does not grant any future application we file to modify one or more of our licenses, or if we fail to satisfy any of the conditions of our FCC licenses, or if the FCC revokes or fails to renew one or more of our FCC licenses, or any such circumstance could have a material adverse impact on our business. Finally, our business could be adversely affected by the adoption of new laws, policies or regulations, or changes in the interpretation or application of existing laws, policies and regulations that modify the present regulatory environment.

FCC License renewals

The current fifteen-year term of our Space Segment License expires in April 2025, and the renewal application must be filed between 30 and 90 days prior to end of the twelfth year of the current license term ( i.e., between 30 and 90 days prior to April 2022). The current FCC licenses for the United States gateway earth stations and subscriber communicators expire on May 17, 2020 and June 12, 2020, respectively and the two SkyWave licenses expire on January 22, 2019 and April 19, 2026, respectively. Renewal applications for these four licenses must be filed between 30 and 90 days prior to expiration. Although the FCC has been positively disposed thus far towards granting our applications for license renewals, there can be no assurance that the FCC will in fact renew our FCC licenses in the future.

FCC license conditions relating to the ORBCOMM System

We believe that our business as currently conducted is currently in full compliance with all applicable FCC rules, policies, and license conditions. We also believe that we will continue to be able to comply with all applicable FCC requirements, although we cannot assure you that it will be the case.

Under the FCC’s current rules and policies relating to little LEO licensing, access in the United States to certain portions of the uplink and downlink spectrum assigned for use by our satellite constellation was made subject to possible future spectrum sharing arrangements with one or more other little LEO systems, if such systems are proposed, and then authorized by the FCC. However, there are currently no other FCC little LEO licensees authorized in our spectrum. While other entities could seek to be licensed in the little LEO service by the FCC, to our knowledge no new applications have been submitted to date. If any one or more new entities are licensed and do in fact proceed with system deployment in accordance with the previously established FCC requirements, we believe that there would be no material adverse effect on our system operations, although we cannot assure you it will be the case.

Non-common carrier status

All of our FCC licenses relating to our satellite constellation and the SkyWave services authorize service provision on a “non-common carrier” basis. As a result, the system and the services provided thereby have been subject to limited FCC regulations, but not the obligations, restrictions and reporting requirements applicable to common carriers or to providers of Commercial Mobile Radio Services, or CMRS. There can be no assurance, however, that in the future, we will not be deemed by the FCC to provide services that are designated common carrier or CMRS, or that the FCC will not exercise its discretionary authority to apply its common carrier or CMRS rules and regulations to us or our system. If this were to occur, we would be subject to FCC obligations that include record retention requirements, limitations on use or disclosure of customer proprietary network information and truth-in-billing regulations. In addition, we would need to obtain FCC approval for foreign ownership in excess of 25 percent and authority under Section 214 of the Communications Act of 1934, as amended, to provide international services. Finally, we would be subject to additional reporting obligations with regard to international traffic and circuits, and Equal Employment Opportunity compliance.

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

Regulation of our Business in Other Countries

Communications services

We and the relevant international licensee and/or the relevant international licensee’s country representative in each country outside the United States must obtain the requisite local regulatory authorization before the commencement of services using our satellite constellation in that country. The provision of SkyWave services also requires the prior receipt of requisite local regulatory authorization in each county. The process for obtaining the applicable regulatory authorization varies from country to country, and in some instances may require technical studies or actual experimental field tests under the direction and/or supervision of the local regulatory authority. Failure to obtain or maintain any requisite authorizations in any given country or territory could mean that services may not be provided in that country or territory.

Certain countries continue to require that some or all telecommunications services be provided by a government-owned or controlled entity. Therefore, under such circumstances, we may be required to offer our services through a government-owned or controlled entity.

As part of our international initiative, we are in the process of seeking or assessing the prospect of obtaining regulatory authority in other countries and territories, including China, India and Russia. Because our satellites are licensed by the FCC, the scope of the local regulatory authority in any given country or territory outside of the United States (with the exception of countries where gateway earth stations are located) is generally limited to the operation of subscriber communicator equipment, but may also involve additional restrictions or conditions. Based on available information, we believe that the regulatory authorizations obtained by us, our international licensees and/or their country representatives are sufficient for the provision of ORBCOMM system services in the subject countries and territories, subject to continuing regulatory compliance. We also believe, based on available information, that the regulatory authorizations obtained by SkyWave and/or its designated SPs and DPs are sufficient for the provision of SkyWave services in the subject countries and territories, subject to continuing regulatory compliance. We are engaged in efforts to obtain additional local service provision authorizations in various additional countries and territories, but we cannot assure you that we will be successful in these efforts.

Non-U.S. gateway earth stations for our satellite constellation

To date, in addition to those in the United States, gateway earth stations for our satellite constellation have been authorized and deployed in Argentina, Australia, Brazil, Curaçao, Italy, Japan, Kazakhstan, Malaysia, Morocco, South Africa and South Korea. Gateway earth stations are generally licensed on an individual facility basis. This process normally entails radio frequency coordination within the country of operation for the specific frequencies to be used in the designated geographic location of the subject gateway earth station. This domestic frequency coordination is in addition to any international coordination that may be required, as determined by the proximity of the gateway earth station location to foreign borders (see “— International Regulation of Our

Business”). Based on the best available information, we believe that each of the gateway earth station authorizations is sufficient for the provision of our satellite constellation services in the areas served by the relevant facilities. We will need additional gateway earth station authorizations in other countries as we install additional ORBCOMM gateway earth stations around the world. To date, the provision of SkyWave services has not required, and we do not currently anticipate that it will require, SkyWave to own or operate gateway earth station facilities, or to hold any regulatory authorization relating thereto.

Equipment standards

Each manufacturer of the applicable subscriber communicator is contractually responsible to obtain and maintain the governmental authorizations necessary to operate their subscriber communicators in each jurisdiction. Most countries generally require all radio transmission equipment used within their borders to comply with operating standards that may include specifications relating to required minimum acceptable levels for radiated power, power density and spurious emissions into adjacent frequency bands not allocated for the intended use. Technical criteria established by telecommunications equipment standards issued by the FCC and/or the European Telecommunications Standards Institute, or ETSI, are generally accepted and/or closely duplicated by domestic equipment approval regulations in most countries. To the best of our knowledge, all current models of subscriber communicators for use on the ORBCOMM system and for use with SkyWave’s service comply with established FCC and ETSI standards.

International Regulation of our Satellite Constellation

The use of certain orbital planes and related system radio frequency assignments by our satellite constellation, as licensed by the FCC, is subject to the frequency coordination and registration process of the International Telecommunication Union, or ITU. In order to protect satellite systems from harmful radio frequency interference from other satellite communications systems, the ITU maintains a Master International Frequency Register, or MIFR, of radio frequency assignments and their associated orbital locations. Each ITU member state (referred to as an administration) is required by treaty to give notice of, coordinate and register its proposed use of radio frequency assignments and associated orbital locations with the ITU’s Radio communication Bureau.

The FCC serves as the notifying administration for the United States and is responsible for filing and coordinating the allocated radio frequency assignments and associated orbital locations for our satellite constellation with both the ITU’s Radio Communication Bureau and the national administrations of other countries. While the FCC, as our notifying administration, is responsible for coordinating our satellite constellation, in practice the satellite licensee is generally responsible for identifying any potential interference concerns with existing systems or those enjoying date priority and to coordinate with such systems. If we are unable to reach agreement and finalize coordination, the FCC would then assist with such coordination.

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

The FCC has notified the ITU that our satellite constellation was initially placed in service in April 1995 and that it has operated without any substantiated complaints of interference since that time. The FCC has also informed the ITU that our system has successfully completed its coordination with all countries other than Russia. We expect that we will successfully complete the ITU coordination process with Russia in the future, at which time the complete system will be formally registered in the MIFR. On September 27, 2007, the FCC transmitted an Advance

Publication submission to the ITU relating to the Coast Guard demonstration satellite, the quick-launch satellites and the next-generation satellites; the first step in the international coordination process for our new satellites. If design modifications we may make to our future satellites entail substantial changes to the frequency utilization by the subject system component(s), additional international coordination may be required or reasonably deemed advisable. However, we believe that ITU coordination can be successfully completed in all circumstances where such coordination is required, although we cannot assure you that we will successfully complete such ITU coordination. Failure to complete requisite ITU coordination could have a material adverse effect on our business. Regardless, to date, and to our best knowledge, the system has not caused harmful interference to any other radio system, or suffered harmful interference from any other radio system.

Intellectual Property

We use and hold intellectual property rights for a number of trademarks, service marks and logos for our system. We have one main mark — “ORBCOMM” — which is registered or is pending registration in approximately 125 countries.

We currently have four issued patents and one patent application relating to various aspects of our satellite system.

The telematics solutions services carried on by our affiliates use trademarks including “REEFERTRAK” and “CARGOWATCH” that are registered in the U.S. and numerous countries around the world and others, such as “GLOBALTRAK” that are registered only in the U.S., and others, such as “STARTRAK,” “MOBILENET” and “FLEETEDGE,” that are subject to common law protection.

Our telematics solutions services are protected by approximately 21 issued patents held by our SkyWave subsidiary, approximately 38 issued patents held by our StarTrak Information Technologies, LLC subsidiary, approximately 11 issued patents held by our ORBCOMM SENS, LLC subsidiary and approximately 17 issued patents held by our GlobalTrak, LLC subsidiary. Each of these subsidiaries also has a number of pending patent applications relating to our solutions services.

We may file additional patent applications in the appropriate countries for various aspects of our businesses and technology.

We believe that all intellectual property rights used in our system were independently developed or duly licensed by us, by those we license the rights from or by the technology companies who supplied portions of our system. We cannot assure you, however, that third parties will not bring suit against us for patent or other infringement of intellectual property rights.

The value of intellectual property assets recorded for accounting purposes is primarily related to technology-based intangible assets resulting from acquisitions.

Employees

As of December 31, 2014, we had 225 full-time employees. In connection with the SkyWave Acquisition and InSync Acquisition, we added 193 full-time employees. Our employees are not covered by any collective bargaining agreements and we have not experienced a work stoppage since our inception. We believe that our relationship with our employees is good.

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

Executive Officers of the Registrant

Certain information regarding our executive officers is provided below:

Name	Age	Position(s)
Marc J. Eisenberg	48	Chief Executive Officer and President
Robert G. Costantini	55	Executive Vice President and Chief Financial Officer
John J. Stolte, Jr.	55	Executive Vice President — Technology and Operations
Christian G. Le Brun	47	Executive Vice President and General Counsel
Craig Malone	52	Executive Vice President — Product Development

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

Risks Relating to Our Business

We may be negatively affected by current global economic conditions.

Our operations and performance depend significantly on worldwide economic conditions. Uncertainty about current global economic conditions poses a risk as businesses and governments may postpone spending in response to tighter credit, negative financial news, declines in income or asset values or budgetary constraints. Reduced demand would cause a decline in our revenue and make it more difficult for us to operate profitably, potentially compromising our ability to pursue our business plan. We expect our future growth rate will be affected by the sluggish global economy, increased competition, maturation of the satellite communications industry and the difficulty in sustaining high growth rates as we increase in size. Any substantial appreciation of the U.S. dollar may also negatively affect our growth by increasing the cost of our products and services in foreign countries.

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

•

the ability of our vendors to successfully and timely complete the build and launch of our next-generation satellites and related ground infrastructure, products and services and, once launched, our ability to maintain the health, capacity and control of such satellite constellation;

•	the level of market acceptance and demand for our products and services, including those of our recently acquired companies;

•	our ability to introduce innovative new products and services that satisfy market demand, including new service offerings on our next-generation satellites and dual-mode products and services;

•	our ability to sell our products and services in additional countries;

•

the ability of our OEMs, VARs, IVARs, SPs and DPs to market and distribute their products, services and applications effectively and their continued development of innovative and improved solutions and applications for our products and services;

•	the effectiveness of our competitors in developing and offering similar services and products; and

•	our ability to maintain competitive prices for our products and services and control costs.

We have incurred net losses through 2011 and in 2014 and may incur additional net losses in the future. As a result we have an accumulated deficit of $68.1 million as of December 31, 2014. We must increase our revenues to remain profitable.

We have had annual net losses since our inception, other than in fiscal years 2012 and 2013, and as of December 31, 2014, we have an accumulated deficit of $68.1 million. Our future results will continue to reflect significant operating expenses, including expenses associated with expanding our sales and marketing efforts, maintaining the infrastructure to operate as a public company and the maintenance of existing gateway earth stations, terrestrial service components, satellite network ground facilities. The continued development of our business also will require additional capital expenditures for, among other things, the construction, launch and insurance for our next-generation satellites, and costs relating to the installation of additional gateway earth stations and associated satellite network ground facilities around the world, as well as the maintenance of existing gateway earth stations and satellite network ground facilities that we own and operate. In addition, we may acquire additional companies which may result in increases in intangible assets which are subject to amortization and potential impairment. Accordingly, as we make these capital and acquisition investments, our future results will include greater depreciation and amortization expense which reflect the full cost of acquiring these new assets and we may incur additional operating losses and net losses in the future.

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

We estimate that the aggregate costs associated with the design, building, launch and insurance of our next-generation satellites and related infrastructure upgrades to be approximately $200 million, of which over $100 million has been paid. We may not complete the remainder of our next-generation satellites and related infrastructure, products and services on time, on budget or at all. The design, manufacture and launch of satellite systems are highly complex and historically have been subject to delays and cost overruns. The deployment of our next-generation satellites may suffer from continued delays, interruptions or increased costs due to many factors, some of which may be beyond our control, including:

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

If any of the above events occur, they could have a material adverse effect on our ability to continue to deploy the remainder of our next-generation satellites and related infrastructure, products and services.

In addition, there can be no assurance that our internally generated cash flows will meet our current expectations or that we will not encounter increased costs. Among other factors leading to the uncertainty, including those over our internally generated cash flows is the future demand for our products and services of our newly acquired businesses may be lower than our expectations. If available funds from borrowings and internally generated cash flows are less than we expect, our ability to maintain our network, design, build and launch the remainder of our next-generation satellites and related ground infrastructure, develop new products and services, and pursue additional growth opportunities may be impaired, which could significantly limit the development of our business and impair our ability to provide a commercially acceptable level of service.

Our Credit Agreement could restrict our business activities or our ability to execute our strategic objectives or adversely affect our financial performance.

On September 30, 2014, we entered into a Credit Agreement with Macquarie to refinanced our $45 million 9.5% Senior Notes. Pursuant to the Credit Agreement, the Lender provided secured credit facilities in an aggregate amount of $160 million comprised of (i) a term loan facility in an aggregate principal amount of up to $70 million; (ii) a $10 million revolving credit facility; (iii) a term loan facility in an aggregate principal amount of up to $10 million, the proceeds of which were used to finance a portion of the InSync Acquisition; and (iv) a term loan facility in an aggregate principal amount of up to $70 million, the proceeds of which were used to finance a portion of the SkyWave Acquisition.

The Credit Agreement contains covenants that may restrict our business activities or our ability to execute our strategic objectives, and our failure to comply with these covenants could result in a default under our indebtedness. Our inability to generate sufficient cash flow to satisfy interest payments and principal repayment at maturity, could adversely affect our financial condition, operating results and cash flows. The covenants in the Credit Agreement limits our ability to among other things to, incur additional indebtedness and liens, to sell, transfer, lease or otherwise dispose of our or subsidiaries assets, merge or consolidate with other companies. We must also comply with a maintenance covenant of having available liquidity and not exceeding a specific leverage ratio. Failure to comply with the covenants could result in an event of default, which, if not cured or waived, the lenders may require repayment in full of all principal and interest outstanding. If we fail to repay such amounts, the lenders may foreclose on substantially all of our assets which we have pledged. If we unable to cure the default, we may need to repay the debt and find other sources of financing and there can be no assurance that we would have access to other sources of financing on acceptable terms, or at all.

If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired.

We are subject to the reporting requirements of the Securities Exchange Act of 1934, the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations of the U.S. Securities and Exchange Commission, or the SEC, and the NASDAQ Stock Market, or NASDAQ. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting. We perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in our Annual Reports on Form 10-K, as required by Section 404 of the Sarbanes-Oxley Act. If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if we are unable to maintain proper and effective internal controls, we may not be able to produce timely and accurate financial statements, and we may conclude that our internal controls over financial reporting are not effective. If that were to happen, the market price of our stock could decline and we could be subject to sanctions or investigations by NASDAQ, the SEC or other regulatory authorities. Maintaining effective internal controls over financial reporting is necessary for us to produce reliable financial statements. If we fail to maintain effective controls over financial reporting in the future, it could result in a material misstatement of our financial statements that would not be prevented or detected on a timely basis and which could cause investors and other users to lose confidence in our financial statements.

If end-users do not accept our services and the applications developed by VARs, SPs and us, or we cannot obtain or maintain the necessary regulatory approvals or licenses for particular countries or territories, we will fail to attract new customers and our business will be harmed.

Our success depends on end-users accepting our services, the applications developed by VARs, SPs and us, and a number of other factors, including the technical capabilities of our system, the availability of low cost subscriber communicators, the receipt and maintenance of regulatory and other approvals in the United States and other countries and territories in which we operate, the price of our services and the extent and availability of competitive or alternative services. We may not succeed in increasing revenue from the sale of our products and services to new and existing customers. Our failure to significantly increase the number of end-users will harm our business.

Our business plan assumes that potential customers and end-users will accept certain limitations inherent in our VHF satellite communications system. For example, our satellite system is optimized for small packet, or narrowband, data transmissions, is subject to certain delays in the relay of messages, referred to as latencies, and may be subject to certain line-of-sight limitations between our satellites and the end-user’s subscriber communicator. In addition, the ORBCOMM satellite system is not capable of handling voice traffic. Certain potential end-users, particularly those requiring full time, real-time communications and those requiring the transmission of large amounts of data or voice traffic, may find such limitations unacceptable. Furthermore, current satellite-based AIS signal reception systems may not receive all AIS transmission signals on AIS equipped vessels in a given day due to signal collisions and co-channel interference of AIS transmissions, particularly in areas with a high density of AIS equipped vessels such as ports.

In addition to the limitations imposed by the architecture of the ORBCOMM satellite communications system, our failure to obtain the necessary regulatory and other approvals or licenses in a given country or territory will preclude the availability of those services in such country or territory until such time, if at all, that such approvals or licenses can be obtained. Certain potential end-users requiring messaging services in those countries and territories may find such limitations unacceptable.

We face competition from existing and potential competitors in the telecommunications industry, including numerous terrestrial and satellite-based network systems with greater resources, which could reduce our market share and revenues.

Competition in the telecommunications industry is intense, fueled by rapid, continuous technological advances and alliances between industry participants seeking to capture significant market share. We face competition from numerous existing and potential alternative telecommunications products and services provided by various large and small companies, including sophisticated two-way satellite-based data and voice communication services and next-generation digital cellular services, such as GSM, 3G, 4G and LTE, which has influenced the price at which our VARs, SPs and other service providers offer our communications services. The provision of satellite and terrestrial based data services and products are subject to downward price pressure to expand their respective market share. Competition from Iridium and, to a lesser extent, Inmarsat, Globalstar and Thuraya, four competing global satellite communication services operators, has been increasing with respect to satellite low speed data service. In addition, a continuing trend toward consolidation and strategic alliances in the telecommunications industry could give rise to significant new competitors, and foreign competitors may benefit from government subsidies, or other protective measures, afforded by their home countries. Some of these competitors may provide more efficient or less expensive services than we are able to provide, which could reduce our market share and adversely affect our revenues and business.

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

We have a limited operating history with respect to developing and growing our business organically and through acquisitions. In 2011 we re-commenced the commercialization of our satellite-based AIS service, which had been interrupted, and purchased new technologies and assets providing end-user solutions. These factors may make it difficult to evaluate your investment in us.

Since mid-2011 we have expanded our business with technologies purchased in acquisitions. Our prospects and ability to implement our current business plan, including our ability to generate revenues and positive operating cash flows, will depend on our ability to, among other things:

•	successfully construct, launch, place in commercial service, operate and maintain our AIS payload equipped next-generation satellites in a timely and cost-efficient manner;

•	develop licensing and distribution arrangements in key markets within and outside the United States sufficient to capture and retain an adequate customer base;

•

install the necessary ground infrastructure and obtain and maintain the necessary regulatory and other approvals in key markets outside the United States, by our own efforts or through our existing or future international licensees, to expand our business internationally;

•

successfully integrate our recent acquisitions of technology, transfer their capabilities across new and existing vertical markets and drive new subscribers to our global communications network, while accelerating the growth of their suite of products by adding scale in manufacturing and service delivery; and

•

successfully attract and maintain manufacturers that provide for the timely design, manufacture and distribution of subscriber communicators in sufficient quantities, with appropriate functional characteristics and at competitive prices, for various applications.

Given our limited operating history, there can be no assurance that we will be able to achieve these objectives or develop a sufficiently large revenue-generating customer base to achieve and maintain profitability.

Generating increased cash flows from AIS Services will depend in part on the market acceptance of our AIS service.

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

We rely on third parties and our subsidiaries to market and distribute our services to certain end-users. If these parties are unwilling or unable to provide applications and services to end-users, our business will be harmed.

We rely on VARs and SPs to market and distribute our services to end-users in the United States, and we rely on international licensees, country representatives, SPs, DPs, VARs and IVARs, and our subsidiaries (we refer collectively here to all such parties including our subsidiaries as “resellers”). We also rely on resellers to market and distribute our AIS services. The willingness of our existing resellers, as well as potential new resellers, to engage or continue to engage in our business depends on a number of factors, including whether they perceive our services to be compatible with their business objectives, whether they believe we will successfully deploy our next-generation satellites, whether the prices they can charge end-users will provide an adequate return, and regulatory constraints, if any. We believe that successful marketing of our services will depend on the design, development and commercial availability of applications that support the specific needs of the targeted end-users. The design, development and implementation of applications require the commitment of substantial financial and technological resources on the part of these resellers and our subsidiaries. Certain resellers are, and many potential resellers will be, newly formed or small ventures with limited financial resources, and such entities might not be successful in their efforts to design applications or effectively market our services. The inability of these resellers to provide applications to end-users could have a harmful effect on our business, financial condition and results of operations. We also believe that our success depends upon the pricing of applications by our resellers to end-users, over which we have no control other than with respect to our subsidiaries.

As a result of these arrangements, we are dependent on the performance of our resellers, including our subsidiaries, to generate substantially all our service revenues. If our resellers fail to market or distribute our services effectively, our revenues, profitability, liquidity and reputation could be adversely affected.

Defects or errors in our subscriber hardware and applications could result in end-users not being able to use our services, which would damage our reputation and harm our financial condition.

Our resellers must develop applications quickly to keep pace with rapidly changing markets. These applications, as well as new models of subscriber communicators and solution systems, have long development cycles and may contain undetected errors or defects, especially when first introduced or when subsequent versions are introduced, which could result in the disruption of our services to the end-users or even personal injury or property damage. Such disruption could damage our reputation as well as the reputation of the respective resellers, and result in lost customers, lost revenue, diverted development resources, and increased service, recall and warranty costs. In addition, it is possible that our products would become the subject of a product recall as a result of a product defect. We do not maintain recall insurance, so any recall could have a significant effect on our financial results. In addition to the direct expenses of product liability claims, recalls and litigation, a claim, recall or litigation might cause us adverse publicity, which could harm our reputation and compromise our ability to sell our products in the future.

Because we depend on a few significant customers for a substantial portion of our revenues, the loss or decline or slowdown in growth in business in any of these customers could seriously harm our business.

Significant customers such as Caterpillar, Komatsu and Hitachi, collectively, represented 27.8% and 35.9% of our revenues in 2014 and 2013, respectively, and are expected to represent a substantial portion of our revenues in the near future. As a result, the loss of any one of these customers, or decline or slowdown in the growth in business of these customers, which could occur at any time, could have a material adverse effect on our business, financial condition and results of operations. In addition, because service revenue depends either partially or entirely on the usage of our products and services by our customers and end users, the decline or slowdown in the growth of usage patterns of these customers which could occur at any time and with or without a reduction in the number of our billable subscribers could have a material adverse effect on our business, financial condition and results of operations.

If our international licensees and country representatives are not successful in establishing their businesses outside of the United States, the prospects for our business will be limited.

Outside of the United States, we rely in part on international licensees and country representatives to establish businesses in their respective territories related to our VHF satellite system, including obtaining and maintaining necessary regulatory and other approvals as well as managing local VARs. International licensees and country representatives may not be successful in obtaining and maintaining the necessary regulatory and other approvals to provide our VHF satellite services in their assigned territories and, even if those approvals are obtained and maintained, international licensees and/or country representatives may not be successful in developing a market and/or distribution network within their territories. Certain of the international licensees and/or country representatives are, or are likely to be, newly formed or small ventures with limited or no operational history and limited financial resources, and any such entities may not be successful in their efforts to secure adequate financing and to continue operating. In addition, in certain countries and territories outside the United States, we rely on international licensees and country representatives to operate and maintain various components of our system, such as gateway earth stations. These international licensees and country representatives may not be successful in operating and maintaining such components of our communications system and may not have the same financial incentives as we do to maintain those components in good repair.

Some of our international licensees and country representatives are experiencing significant operational and financial difficulties and have in the past defaulted on their obligations to us.

Some of our international licensees and country representatives were also international licensees and country representatives of our predecessor company and, as a consequence of the bankruptcy of ORBCOMM Global L.P., they were left in many cases with significant financial problems, including significant debt and insufficient working capital. Certain of our international licensees and country representatives have continued to experience significant material difficulties, including underperforming local sales and marketing efforts and the failure to pay us for our services. To date, several of our licensees and country representatives have had difficulty in paying their usage fees and have not paid us or have paid us at reduced rates and in cases where collectability is not reasonably assured, we have not reflected invoices issued to such licensees and country representatives in our revenues or accounts receivable. The ability of these international licensees and country representatives to pay their obligations to us may be dependent, in many cases, upon their ability to successfully restructure their business and operations or raise additional capital. In addition, we have from time to time had disagreements with certain of our international licensees related to these operational and financial difficulties. To the extent these international licensees and country representatives are unable to reorganize and/or raise additional capital to execute their business plans on favorable terms (or are delayed in doing so), our ability to offer VHF satellite services internationally and recognize revenue will be impaired and our business, financial condition and results of operations may be adversely affected.

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

We currently are unable to offer “near-real-time” VHF satellite service in important regions of the world due to the absence of gateway earth stations in those areas, and satellite coverage issues, which is limiting our growth and our ability to compete.

Our objective is to establish a worldwide service network, either directly or through independent gateway operators, but to date we have been unable to do so in certain areas of the world and we may not succeed in doing so in the future. We have been unable to find capable independent gateway operators or otherwise obtain regulatory authorizations to install and operate gateway earth stations for our VHF satellite system for several important regions and countries, including China, India, Russia and certain parts of Southeast Asia. Gaps in our satellite coverage exist and will continue until we launch additional satellites. This could reduce overall demand for our products and services and reduce the value of our services for potential users who require service in these areas.

Extreme events such as a natural disaster, earthquakes or severe weather could diminish our ability to provide communications service.

Extreme events could damage or destroy our gateway earth stations or our other ground-based facilities resulting in a disruption of service to our customers in the affected region. In addition, the collateral effects of such extreme events could impair the functioning of our ground equipment. If a natural disaster were to impair or destroy any of our ground facilities, we might be unable to provide service to our customers in the affected area for a period of time. Even if the gateway earth stations are not affected by natural disasters, our service could be disrupted if a natural disaster damages wireline or terrestrial wireless networks that we utilize, or disrupts our ability to connect to those networks. Our operations or operations of suppliers with facilities in various locations may be interrupted by extreme events and effect our ability to provide service and products for a period of time. Such failure or service disruptions could harm our business and results of operations.

We rely on a limited number of manufacturers for our subscriber communicators. If we are unable to, or cannot find third parties to, manufacture a sufficient quantity of subscriber communicators at a reasonable price, the prospects for our business will be negatively impacted.

The development and availability on a timely basis of relatively inexpensive subscriber communicators are critical to the successful commercial operation of our system. Our subsidiaries rely on contract manufacturers to produce subscriber communicators. Our Japan subsidiary mainly relies on Quake Global, Inc. (“Quake”) as its contract manufacturer for subscriber communicators, and each of SkyWave and our solutions subsidiaries relies on a few contract manufacturers for subscriber communicators. Our customers may not be able to obtain a sufficient supply of subscriber communicators at price points or with functional characteristics and reliability that meet their needs. An inability to successfully develop and manufacture subscriber communicators that meet the needs of customers and are available in sufficient numbers and at prices that render our services cost-effective to customers could limit the acceptance of our system and potentially affect the quality of our services, which could have a material adverse effect on our business, financial condition and results of operations.

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

We may pursue additional acquisitions, joint ventures or other strategic transactions. We may face costs and risks arising from any such transactions, including integrating a new business into our business or managing a joint venture. These risks may include legal, organizational, financial, loss of key customers and distributors and diversion of management’s time.

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

We may be subject to legal claims or regulatory matters involving stockholder, consumer, antitrust, intellectual property infringement, product liability and other issues. Litigation is subject to inherent uncertainties, including increases in demands for attention on our management team, and unfavorable rulings could occur. An unfavorable ruling could include money damages. If an unfavorable ruling were to occur, it could have a material adverse effect on our business and results of operations for the period in which the ruling occurred or future periods.

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

System operators and service providers are subject to extensive regulation under the laws of various countries and the rules and policies they adopt. These rules and policies, among other things, establish technical parameters for the operation of facilities and subscriber communicators, determine the permissible uses of facilities and subscriber communicators, and establish the terms and conditions pursuant to which our SPs, international licensees and country representatives operate their facilities, including certain of the gateway earth stations and gateway control centers in our system. These rules and policies may also require our international licensees and country representatives to disrupt the data passing through the gateway earth stations or gateway control centers without notifying us or our end-users, significantly disrupting the operation of our communications system. These rules and policies may also impose regulatory constraints on the use of subscriber communicators within certain countries or territories. International and domestic licensing and certification requirements may cause a delay in the marketing of our services and products, may impose costly fees and procedures on our SPs, international licensees and country representatives, and may give a competitive advantage to larger companies that compete with our SPs, international licensees and country representatives. Possible future changes to regulations and policies in the countries in which we operate may result in additional regulatory requirements or restrictions on the services and equipment we provide, which may have a material adverse effect on our business and operations. Although we believe that we or our SPs, international licensees and country representatives have obtained all the licenses required to conduct our business as it is operated today, we may not be able to obtain, modify or maintain such licenses in the future. Moreover, changes in international or domestic licensing and certification requirements may result in disruptions of our communications services or alternatively result in added operational costs, which could harm our business. Our use of certain orbital planes and radio frequency assignments, as licensed by the FCC, is subject to the frequency coordination and registration process of the ITU. In the event disputes arise during coordination, the ITU’s radio regulations do not contain mandatory dispute resolution or enforcement mechanisms and neither the ITU specifically, nor does international law generally, provide clear remedies in this situation. Finally, our business could be adversely affected by the adoption of new laws, fees, policies or regulations, or changes in the interpretation or application of existing laws, fees, policies and regulations that modify the present regulatory environment, including with respect to prohibiting or limiting the distribution of real or near-real-time AIS data.

Our telecommunications business relies on our ability to maintain our FCC licenses.

Our FCC licenses — the Space Segment License, and separate licenses for the four U.S. gateway earth stations and a blanket licenses for the subscriber communicators — are subject to revocation if we fail to satisfy certain conditions or to meet certain prescribed milestones. Our FCC Space Segment License is valid until April 2025 and authorizes the continued operation of the first generation ORBCOMM satellites, the construction, launch and operation of the ORBCOMM next-generation satellites, as well any required construction, launch and operation during the term of the license of additional technically identical replacement satellites.

The U.S. gateway earth station and ORBCOMM subscriber communicator licenses will expire in 2020 and the SkyWave subscriber communicator licenses expire in 2019 and 2026. Our FCC Space Segment License renewal application must be filed between 30 and 90 days prior to April 2022, and our renewal applications for the gateway earth station and subscriber communicator licenses must be filed between 30 and 90 days prior to expiration. Although the FCC has been positively disposed thus far towards granting our applications for license renewals, there can be no assurance that the FCC will in fact renew our FCC licenses in the future.

Our current FCC Space Segment License authorizes the continuing operation of the OG1 satellites, the construction, launch and operation of the OG2 next-generation satellites, and any required construction, launch and operation during the term of the license of additional technically identical replacement satellites. Based on changed circumstances relating, among other things, to launch vehicle availability, we have an application pending before the FCC to modify our Space Segment License to accommodate revisions to our next-generation satellite deployment plan for the remaining eleven next-generation satellites that SNC is currently producing.

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

Our business would be harmed if our SPs, international licensees and country representatives fail to acquire and retain all necessary regulatory approvals; we are currently unable to offer service in important regions of the world due to regulatory requirements, which is limiting our growth and our ability to compete.

Our business is affected by the regulatory authorities of the countries in which we operate. Due to foreign ownership restrictions in various jurisdictions around the world, obtaining and maintaining local regulatory approval for operation of our system is the responsibility of our SPs, international licensees and/or country representatives in each of these licensed territories. In addition, in certain countries regulatory frameworks may be rudimentary or in an early stage of development, which can make it difficult or impossible to license and operate our system in such jurisdictions. There can be no assurance that our SPs, international licensees, our country representatives and/or us will be successful in obtaining or maintaining any additional approvals that may be desirable and, if these efforts are not successful, we will be unable to provide service in such countries. Our inability to offer service in one or more important new markets, particularly in China or India, could have a negative impact on our ability to generate more revenue and could diminish our business prospects.

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

We do not currently maintain in-orbit or other insurance for our OG1 satellites.

We do not currently maintain in-orbit insurance coverage for our OG1 satellites to address the risk of potential systemic anomalies, failures or catastrophic events affecting the existing satellite constellation. An uninsured failure of one or more of our satellites could have a material adverse effect on our financial condition and results of operations.

We have obtained launch and one year in-orbit insurance for our OG2 next-generation satellites. Our insurance coverage may not be sufficient to compensate us for the losses we may suffer due to the maximum amount insured, applicable deductions and exclusions. Furthermore, launch insurance does not cover lost revenue. The policy contains a three satellite deductible across both OG2 launch missions under which claims are payable in excess of the first three satellites in the aggregate for both launches combined that are total losses or constructive total losses. The launch vehicle only coverage requires the loss of all satellites on the applicable launch mission as a result of the launch vehicle flight in order to collect under that portion of the insurance policy. The policy is also subject to specified exclusions and material change limitations customary in the industry. These exclusions include losses resulting from war, anti-satellite devices, insurrection, terrorist acts, government confiscation, radioactive contamination, electromagnetic interference, loss of revenue and third party liability.

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

Our business relies on intellectual property, some of which third parties own and we or our customers may inadvertently infringe upon their patents and proprietary rights and we have been and may in the future become subject to claims that our products violate the patent or intellectual property rights of others, which could be costly and disruptive to us.

Many entities, including some of our competitors, currently (or may in the future) hold patents and other intellectual property rights that cover or affect products or services related to those that we or our customers offer. We cannot assure you that we are aware of all intellectual property rights that our products or that of our customers may infringe upon. As a result, we, our products or those of our customers may become subject to intellectual property infringement claims or litigation. The defense of intellectual property suits is both costly and time-consuming, even if ultimately successful, and may divert management’s attention from other business concerns. An adverse determination in litigation to which we may become a party could, among other things:

•	subject us or our customers to significant liabilities to third parties, including treble damages;

•	require disputed rights to be licensed from a third party for royalties that may be substantial;

•	require us or our customers to cease using technology that is important to our business;

•	prohibit us or our customers from selling some or all of our products or offering some or all of our services; or

•	require us or our customers to redesign those products in such a way as to avoid infringing upon others’ patents.

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

Satellites are subject to inherent risks related to failed or delayed launches and cost overruns. Cost overruns can be caused by a number of factors. Launch failures result in significant delays in the deployment of satellites because of the need both to construct replacement satellites, and to obtain other launch opportunities. We expect replacement satellites and new launch services to cost significantly more. Launch delays can be caused by a number of factors, including delays in manufacturing satellites, preparing satellites for launch, securing appropriate launch vehicles or obtaining regulatory approvals. We intend to conduct one final satellite launch for our remaining 11 OG2 next-generation satellites to augment the existing constellation in order to expand the messaging capacity of our network and improve the service level of our network. Any launch delays, or launch failures of our additional satellites could result in significant delays from the date of the launch failure until additional satellites under construction are completed and their launches are achieved. Such delays and cost overruns would have a negative impact on our future growth and would materially and adversely affect our business, financial condition and results of operations.

Our satellites have a limited operating life; all of our satellites launched in 2008 have failed and others have degraded over time resulting in increased system latencies. If we are unable to deploy the remaining next generation satellites in a timely manner, our services will be harmed and materially adversely affect our operations and business.

Our first-generation satellites were generally placed into orbit between 1997 and 1999 and have through certain operational and software updates exceeded their average expected operating life of approximately nine to twelve years. On June 19, 2008, we launched five of the six quick-launch satellites together with our AIS demonstration unit in a single mission to supplement and ultimately replace our existing Plane A satellites. In addition to supplementing and replacing our first-generation satellites, these satellites were also intended to expand the capacity of our satellite constellation. During 2008 and 2009, the AIS demonstration unit and three quick-launch satellites failed, and in 2010, the remaining two quick-launch satellites failed. In October 2012, an OG2 next-generation prototype satellite was deployed into a lower then optimal orbit as the result of a pre-imposed safety check required by NASA to protect the International Space Station and its crew that caused the satellite to de-orbit in just over fifty hours from launch. We consider a satellite “failed” only when it can no longer provide any communications service, and we do not intend to undertake further efforts to return it to service. Our plans to extend the operating life of our network are dependent on the health of our satellites and the failure of the AIS demonstration unit, OG2 prototype and the quick-launch satellites could eventually have a significant impact on the operating life of our network. These satellite failures combined with the aging of our OG1 satellites have resulted in increased system latencies, which have resulted and may continue to result in our customers or potential customers delaying deployments or using a competing wireless data network.

While we expect that our current constellation to provide a commercially acceptable level of satellite messaging service through the scheduled launch of the second mission of our OG2 next-generation satellites, we cannot guarantee we will be able to provide such level of service through such second launch of our OG2 next-generation satellites. Also, our OG1 satellites have already exceeded their original design lives and although actual life typically exceeds original design life the actual remaining useful lives of our satellites may be shorter than we expect. If we are unable to successfully launch and deploy our OG2 next-generation satellites before our current constellation ceases to provide a commercially acceptable level of service, for any reason, including as a result of insufficient funds, manufacturing or launch delays, launch failures, in-orbit satellite failures, inability to achieve or maintain orbital placement, failure of the satellites to perform as expected or delays in receiving regulatory approvals, or if we experience backward compatibility problems with our new constellation once deployed, we will likely lose customers and business opportunities to our competitors, resulting in a material decline in revenues and profitability as our ability to provide a commercially acceptable level of service is impaired.

We are dependent on a limited number of suppliers to provide the payload, bus and launch vehicle for our remaining next-generation satellites and any increased cost, delay or disruption in the supply of these components and related services, including natural disasters affecting these suppliers or the launch site, will adversely affect our ability to replenish our satellite constellation and adversely impact our business, financial condition and results of operations.

In 2008, we entered into an agreement with SNC to design and manufacture 18 next-generation satellites. SNC has limited experience in acting as prime contractor for complete satellite systems and has experienced significant delays in completing the next-generation satellites from the original completion schedule. In 2009, we entered into a commercial launch services agreement with SpaceX to provide launch services using multiple SpaceX Falcon 1e launch vehicles for the carriage into low-Earth orbit of our next-generation satellites being constructed by SNC. In December 2012, we entered into new agreements with SpaceX where the satellites will be launched using an upgraded Falcon 9 launch vehicle instead of the Falcon 1e. For our second mission of 11 OG2 next- generation satellites, SpaceX plans on using an upgraded Falcon 9 launch vehicle that is currently under development. SpaceX has a limited operating history and undetermined financial resources as a privately held company. While the Falcon 9 rocket has now flown a number of successful missions, SpaceX will employ a new version of the Falcon 9 launcher with several modifications. Our reliance on these suppliers for their services involves significant risks and uncertainties, including whether our suppliers will provide an adequate supply of required components of sufficient quality, will charge the agreed upon prices or will perform their obligations on a timely basis. If any of our suppliers becomes financially unstable, we may have to find a new supplier. There are a limited number of suppliers for communication satellite components and related services and the lead-time required to qualify a new supplier may take several months. There are only a limited number of suppliers to launch our remaining satellites. There is no assurance that a new supplier will be found on a timely basis, or at all, if any one of our suppliers ceases to supply their services for our satellites or cease to provide launch services.

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

Once launched and properly deployed, our satellites are subject to significant operating risks due to various types of potential anomalies and potential impacts of space debris or other spacecrafts.

Satellites utilize highly complex technology and operate in the harsh environment of space and, accordingly, are subject to significant operational risks while in orbit. These risks include malfunctions, or “anomalies”, that may occur in our satellites. Some of the principal satellite anomalies include:

•	Mechanical and electrical failures due to manufacturing error or defect, including:

•	Mechanical failures that degrade the functionality of a satellite, such as the failure of solar array panel deployment mechanisms;

•	Antenna failures and defects that degrade the communications capability of the satellite;

•	Circuit failures that reduce the power output of the solar array panels on the satellites;

•	Failure of the battery cells that power the payload and spacecraft operations during daily solar eclipse periods;

•	Power system failures that result in a shut-down or loss of the satellite;

•	Attitude control system failures that degrade or cause the inoperability of the satellite;

•	Transmitter or receiver failures that degrade or cause the inability of the satellite to communicate with subscriber communicator units or gateway earth stations;

•	Communications system failures that affect overall system capacity;

•	Satellite computer or processor failures that impair or cause the inoperability of the satellites; and

•	Radio frequency interference emitted internally or externally from the spacecraft affecting the communication links.

•	Equipment degradation during the satellite’s lifetime, including:

•	Degradation of the batteries’ ability to accept a full charge;

•	Degradation of solar array panels due to radiation;

•	General degradation resulting from operating in the harsh space environment;

•	Degradation or failure of reaction wheels;

•	Degradation of the thermal control surfaces; and

•	Propulsion system failures that degrade or cause the inability to reposition the satellite.

•	Deficiencies of control or communications software, including:

•	Failure of the charging algorithm that may damage the satellite’s batteries;

•	Problems with the communications and messaging servicing functions of the satellite;

•	Limitations on the satellite’s digital signal processing capability that limit satellite communications capacity; and

•	Problems with the fault control mechanisms embedded in the satellite.

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

Collisions with space debris or other spacecraft could materially affect system performance and our business. Our satellites operate at LEO altitudes, in a regime populated by other operational satellites, defunct satellites and other cataloged debris, and debris that is too small to be tracked, and do not have the ability to actively maneuver to avoid space debris or other satellites. Two major events in recent years have significantly increased the LEO debris population: a deliberate Chinese ASAT test in 2007 and an accidental collision in 2009 between an operational Iridium satellite and a non-operational Russian satellite. While ORBCOMM does coordinate with the Joint Space Operations Center as well as with other government and commercial spacecraft operators to limit the risk of collision, such risk cannot be fully eliminated.

A total of 35 OG1 satellites were launched by ORBCOMM Global L.P. and of these, a total of 24 remain operational. The absence of these eleven satellites can increase system latency and decrease overall capacity. While certain software deficiencies may be corrected remotely, most, if not all, of the satellite anomalies or debris collision damage cannot be corrected once the satellites are placed in orbit. See “ORBCOMM Communications System — System Status — First Generation Satellite Health” for a description of the operational status and anomalies that affect our satellites. We may experience additional anomalies in the future, whether of the types described above or arising from the failure of other systems or components, and operational redundancy may not be available upon the occurrence of such an anomaly.

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

The ongoing operations of our satellite constellation relies on the functionality of our gateway earth stations, some of which are owned and maintained by third parties. While we believe that the overall health of the majority of our gateway earth stations remains stable, we have and may continue to experience technical difficulties or parts obsolescence with our gateway earth stations which negatively impact service in the region covered by that gateway earth station. Certain problems with these gateway earth stations have and may continue to reduce their availability and negatively impact the performance of our system in that region. In addition, due to regulatory and licensing constraints in certain countries in which we operate, we are unable to wholly-own or majority-own some of the gateway earth stations in our system located outside the United States. As a result of these ownership restrictions, we rely on third parties to own and operate some of these gateway earth stations. If our relationship with these third parties deteriorates or where these third parties have been and may continue to be unable or unwilling to bear the cost of operating or maintaining the gateway earth stations, or if there are changes in the applicable domestic regulations that require us to give up any or all of our ownership interests in any of the gateway earth stations, our control over our satellites could be diminished and our business could be harmed.

Rapid and significant technological changes in the satellite communications industry may impair our competitive position and require us to make significant additional capital expenditures.

The space and communications industries are subject to rapid advances and innovations in technology. We expect to face competition in the future from companies using new technologies and new satellite systems. New technology could render some or all of our systems and services obsolete or less competitive by satisfying customer demand in more attractive ways or through the introduction of incompatible standards. Particular technological developments that could adversely affect us include the deployment by our competitors of new satellites or terrestrial network platforms with greater power, coverage, flexibility, efficiency or capabilities than we can deliver. For us to keep up with technological changes and remain competitive, we may need to make significant capital expenditures. Customer acceptance of the products and services that we offer will continually be affected by technology-based differences in our product and service offerings compared to those of our competitors. New technologies may be protected by patents or other intellectual property laws and therefore may not be available to us. Any failure by us to implement new technology within our system may compromise our ability to compete.

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

The collection, storage, transmission, use and disclosure of user data and personal information could give rise to liabilities or additional costs as a result of laws, governmental regulations and evolving views of personal privacy rights.

We transmit, and in some cases store, end user data, including personal information. In jurisdictions around the world, personal information is becoming increasingly subject to legislation and regulations intended to protect consumers’ privacy and security. The interpretation of privacy and data protection laws and regulations regarding the collection, storage, transmission, use and disclosure of such information in some jurisdictions is unclear and evolving. These laws may be interpreted and applied in conflicting ways from country to country and in a manner that is not consistent with our current data protection practices. Complying with these varying international requirements could cause us to incur additional costs and change our business practices. Because our services are accessible in many foreign jurisdictions, some of these jurisdictions may claim that we are required to comply with their laws, even where we have no local entity, employees or infrastructure. We could be forced to incur significant expenses if we were required to modify our products, our services or our existing security and privacy procedures in order to comply with new or expanded regulations. In addition, if end users allege that their personal information is not collected, stored, transmitted, used or disclosed appropriately or in accordance with our privacy policies or applicable laws, we could have liability to them, including claims and litigation resulting from such allegations. Any failure on our part to protect end users’ privacy and data could result in a loss of user confidence, hurt our reputation and ultimately result in the loss of users.

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

We may in the future issue our previously authorized and unissued securities, resulting in the dilution of the ownership interests of our current stockholders. We are authorized to issue 250 million shares of common stock, of which approximately 70.1 million shares of voting common stock were issued and outstanding as of December 31, 2014 and 179.9 million were available for future issuance. The potential issuance of such additional shares of common stock, whether directly or pursuant to any conversion right of any convertible securities, may create downward pressure on the trading price of our common stock. We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock for capital raising or other business purposes. Future sales of substantial amounts of common stock, or the perception that sales could occur, could have a material adverse effect on the price of our common stock.

We have issued and may issue shares of preferred stock or debt securities with greater rights than our common stock.

Subject to the rules of the NASDAQ Stock Market, our certificate of incorporation authorizes our board of directors to issue one or more series of preferred stock and set the terms of the preferred stock without seeking any further approval from holders of our common stock. Currently, there are 50 million shares of preferred stock authorized and approximately 91,000 shares of Series A convertible preferred stock are issued as of December 31, 2014. Any preferred stock that is issued may rank ahead of our common stock in terms of dividends, priority and liquidation premiums and may have greater voting rights than holders of our common stock.

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

Risks Related to the SkyWave Acquisition

We may not realize any or all of the anticipated benefits of the SkyWave Acquisition and the SkyWave Acquisition may adversely impact our existing operations.

We may not be able to achieve the anticipated benefits of the SkyWave Acquisition and our estimation of anticipated benefits of the SkyWave Acquisition may be incorrect. We will need to integrate SkyWave with our existing operations. We may not be able to accomplish the integration of SkyWave smoothly, successfully or within the anticipated costs or timeframe. In general, we cannot assure you that we will be able to timely achieve the anticipated incremental revenues, cost savings, operational synergies and other expected benefits of the SkyWave Acquisition. The diversion of our management’s attention from our current operations to integration efforts and any difficulties encountered in combining operations could prevent us from realizing the full benefits anticipated to result from the SkyWave Acquisition and could adversely affect our business and the price of our common stock. The integration process may be complex, costly and time-consuming. The difficulties of integrating SkyWave with our business include, among others:

•	failure to implement our business plan for the combined business;

•

unanticipated issues in integrating engineering resources, product lines, and logistics, unanticipated issues in integrating engineering resources, product lines, and logistics, unanticipated issues in integrating engineering resources, product lines, and logistics,

•	unanticipated changes in applicable laws and regulations;

•	operating risks inherent to our industry;

•	the impact of the SkyWave Acquisition on our internal controls and compliance with the regulatory requirements under the Sarbanes-Oxley Act of 2002; and

•	unanticipated issues, expenses and liabilities.

The market price of our common stock may decline if our assumptions regarding the anticipated benefits of the SkyWave Acquisition are not accurate or we do not achieve the anticipated benefits of the SkyWave Acquisition as rapidly or to the extent anticipated by financial or industry analysts or at all or if the effect of the SkyWave Acquisition on our financial results is not consistent with the expectations of financial or industry analysts.

We have incurred substantial indebtedness in order to finance the SkyWave Acquisition, which could adversely affect our business, limit our ability to plan for or respond to changes in our business and reduce our profitability.

In order to finance the SkyWave Acquisition, we incurred additional borrowings of approximately $70 million under our Credit Agreement. We expect to use cash flow generated from our future operations to make payments on our debt obligations and to fund planned capital expenditures. Our future ability to satisfy these obligations and make these expenditures is subject, to some extent, to financial, market, competitive, legislative, regulatory and other factors that are beyond our control. Our substantial debt obligations could have negative consequences to our business, which could impede, restrict or delay the implementation of our business strategy or prevent us from entering into transactions that would otherwise benefit our business. For example:

•

we may be required to dedicate a substantial portion of our cash flows from operations to payments on our indebtedness, thereby reducing the availability of our cash flow for other purposes, including business development efforts, capital expenditures or strategic acquisitions;

•

we may not be able to generate sufficient cash flow to meet our substantial debt service obligations or to fund our other liquidity needs. If we cannot service our indebtedness, we may have to take actions such as selling assets or raising additional equity or reducing or delaying capital expenditures, strategic acquisitions, investments and joint ventures or restructuring our debt;

•	we may not be able to obtain additional financing on commercially reasonable terms or at all to fund future working capital, capital investments and other business activities;

•	we may become more vulnerable in the event of a downturn in our business; and

•

our flexibility in planning for, or reacting to, changes in our business and industry may be limited, thereby placing us at a competitive disadvantage compared to our competitors that have less indebtedness.

We have incurred significant liabilities and costs as a result of or in connection with the SkyWave Acquisition.

We are responsible for all liabilities and obligations that arise in connection with the operation of SkyWave whether before or after the consummation of the SkyWave Acquisition except as described in the acquisition agreement or plan of arrangement. These liabilities and obligations include those related to outstanding litigation, indemnities and other obligations under the agreements entered into with Inmarsat as amended by the Inmarsat Agreement and other contractual and contingent liabilities. In some cases, it is difficult for us to estimate or quantify the amount of such liabilities and obligations. In addition, we will incur significant costs in connection with the SkyWave Acquisition. The substantial majority of these costs will be non-recurring transaction expenses and costs.

Significant interruptions, discontinuation or loss of services provided by Inmarsat plc and its subsidiaries or a change in our commercial relationship with the Inmarsat group could have a material adverse effect on our business.

SkyWave’s business is heavily dependent on the Inmarsat group’s services as a satellite service provider. Consequently, significant interruptions, discontinuation or loss of such Inmarsat group’s services would negatively affect SkyWave’s ability to provide reliable service and could have a material adverse effect on our business. While we have entered into the Inmarsat Agreement with Inmarsat in connection with the SkyWave Acquisition, we cannot provide any assurance that our future commercial relationship or arrangements with Inmarsat will not change in a manner that has an adverse effect on our business.

Significant interruptions, discontinuation, slowdown or loss of the supply of subscriber user terminals from our vendor Amplus Communication Pte Ltd. or a change in our commercial relationship with Amplus could have a material adverse effect on our business.

SkyWave’s business is heavily dependent on subscriber user terminals supplied by Amplus, a satellite terminal manufacturer. Consequently, significant interruptions, discontinuation, slowdown or loss of Amplus’ manufacturing and supply of subscriber user terminals will negatively affect SkyWave’s ability to grow, provide reliable service and could have a material adverse effect on our business. While SkyWave currently has a good relationship with Amplus, we cannot provide any assurance that our future commercial relationship or arrangements with Amplus will not change in a manner that has an adverse effect on our business.

Significant interruptions, discontinuation, slowdown or loss of Application Specific Integrated Circuit, or ASIC, development and manufacturing from vendor S3 or a change in our commercial relationship with S3 could have a material adverse effect on our business.

SkyWave’s business has invested significantly in building the ASIC with S3, an ASIC developer and manufacturer. Consequently, the inability for S3 to effectively build and supply an ASIC could have a material adverse effect on our business. Additionally, significant interruptions, discontinuation, slowdown or loss of S3 services for development, manufacturing and delivery of ASICs will negatively affect SkyWave’s ability to grow, provide reliable service and could have a material adverse effect on our business. While SkyWave currently has a good relationship with S3, we cannot provide any assurance that our future commercial relationship or arrangements with S3 will not change in a manner that has an adverse effect on our business.

SkyWave has several large customers and the loss of any one of them, or their default in payment for its services, could reduce our revenue and have a material adverse effect on our business.

SkyWave’s customer base includes certain large partners, SPs and end-user customers who may represent a substantial portion of SkyWave’s revenue in a given period. Three customers, who individually accounted for greater than 10% of SkyWave’s revenue, represented 45% and 45% of SkyWave’s total revenue during the year ended December 31, 2014 and 2013, respectively. In addition, three customers, who individually accounted for greater than 10% of SkyWave’s accounts receivable, represented 50% and two customers, who individually accounted for greater than 10% of SkyWave’s accounts receivable, represented 45% of SkyWave’s total accounts receivable as of December 31, 2014 and 2013, respectively. The loss of any of these customers could significantly affect our revenue and profitability. Should the financial condition of any of these customers deteriorate, adversely affecting their ability to make payments to SkyWave, our operating results could be adversely affected.

Economic, political and other conditions in Brazil could have a material adverse effect on our business, results or operations or financial condition.

SkyWave derives a significant portion of its revenues from customers located in Brazil. The Brazilian economy has historically been characterized by interventions by the Brazilian government and unstable economic cycles. The Brazilian government has often changed monetary, taxation, credit, tariff and other policies to influence the course of Brazil’s economy. For example, the government’s actions to control inflation have at times involved setting wage and price controls, blocking access to bank accounts, imposing exchange controls and limiting imports into Brazil. SkyWave’s customers in Brazil may be adversely affected by exchange rate movements; exchange control policies; expansion or contraction of the Brazilian economy; inflation; tax policies; other economic political, diplomatic and social developments in or affecting Brazil; interest rates; liquidity of domestic capital and lending markets; and social and political instability.

Fluctuations in foreign currency exchange rates could have a material adverse effect on our business, results of operations and financial condition.

Our consolidated financial results are reported in U.S. dollars. Given that SkyWave’s directly associated costs generally occur in Canadian dollars, fluctuations in the value of the Canadian dollar against the U.S. dollar could result in substantial changes in reported earnings and operating results due to the foreign currency impact upon translation of these transactions into U.S. dollars. In addition, a significant portion of SkyWave’s revenues is derived from customers in South America, particularly Brazil. Because SkyWave’s products and services are priced in U.S. dollars, an increase in the exchange rate between the U.S. dollar and currencies in these countries may make the cost of SkyWave’s products and services more expensive to these customers. In the normal course of business, we may employ various hedging strategies to partially mitigate these foreign exchange risks, including the use of forward exchange contracts. These strategies may not be effective in protecting us against the effects of fluctuations from movements in foreign exchange rates. Our failure to mitigate these foreign currency exchange risks could materially adversely affect our business, results of operations and financial condition.

The SkyWave business could be harmed if SkyWave regulatory authorizations in the United States and Canada are not maintained.

The United States and Canada are the only two countries in which SkyWave or its affiliates are currently licensed to deploy and operate Inmarsat subscriber user terminals (mobile earth stations). In this regard, we believe that SkyWave or its affiliates hold all requisite regulatory authorizations that are necessary to conduct its business in the United States, Canada, and the other countries where SkyWave is currently doing business. Furthermore, any failure to obtain or maintain the requisite regulatory authorizations that are necessary for SkyWave to conduct its business in the United States, Canada, or any other country or territory, could have a material adverse effect on the SkyWave business.

The viability of the SkyWave business entails a material reliance on regulatory authorizations and other governmental approvals that must be obtained and maintained by third parties.

The SkyWave business model entails a material reliance on regulatory authorizations and other governmental approvals that must be obtained and maintained by third parties. For example, Inmarsat, its affiliates, partners and service providers must obtain and maintain all regulatory authorizations relating to the operation of the Inmarsat satellites and the gateway earth stations and other components comprising the Inmarsat network ground segment. Additionally, SkyWave’s partners, SPs and customers must obtain and maintain all required regulatory authorizations in the countries and territories where they conduct their respective businesses. Based on third-party information regarding authorization of the Inmarsat satellites and Inmarsat country permissions, as well as our own review of other available information relating to key SkyWave market countries, we believe that the provision of IDP services is currently authorized, subject to any local compliance requirements, through SkyWave, Inmarsat, or their respective SPs and DPs, in more than 175 countries worldwide, including in more than 50 countries where we currently do not offer our services. However, failure to obtain or maintain any requisite third-party authorizations relating to the SkyWave business in any given country or territory could mean that SkyWave services may not be provided in that country or territory. Furthermore, any such failure to obtain or maintain requisite third-party regulatory authorizations could have a material adverse effect on the SkyWave business.

Item 1B. Unresolved	Staff Comments

None.

Item 2. Properties

We currently lease the following properties for operations and administrative functions:

Location	Real Property Owned or Leased	Lease Expiration
Rochelle Park, New Jersey	Leased	February 2020
Dulles, Virginia	Leased	November 2024
Utica, New York	Leased	May 2024
Tokyo, Japan	Leased	October 2015
Hoensbroek, The Netherlands	Leased	May 2022
Bonn, Germany	Leased	June 2022

In addition, we currently own eleven gateway earth stations at the following locations, four situated on owned real property and seven on real property subject to leases:

Gateway	Real Property Owned or Leased	Lease Expiration
St. John’s, Arizona	Owned	n/a
Arcade, New York	Owned	n/a
Curaçao, Netherlands Antilles	Owned	n/a
Rutherglen Vic, Australia	Owned	n/a
Hartebeesthoek, South Africa	Leased	December 31, 2020
Kijal, Malaysia	Leased	August 2016
Ocilla, Georgia	Leased	Month to Month
Kitaura-town, Japan	Leased	March 2016
Zona Franca de Justo Daract, Argentina	Leased	March 2019
Itaborai, Brazil	Leased	June 2019
East Wenatchee, Washington	Leased	Month to Month

We currently own or lease real property sufficient for our business operations, although we may need to purchase or lease additional real property in the future.

Item 3.    Legal Proceedings

We discuss certain legal proceedings pending against the Company in the notes to the consolidated financial statements and refer you to that discussion for important information concerning those legal proceedings, including the basis for such actions and relief sought. Refer to “Note 16 — Commitments and Contingencies” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report for further details.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price of our Common Stock

Our common stock has traded on The NASDAQ Global Market under the symbol “ORBC”.

The following sets forth the high and low sales prices of our common stock, as reported on The NASDAQ Global Market from January 1, 2013 through December 31, 2014:

	Price range of common stock
	High	Low
Year ended December 31, 2014
Quarter ended December 31, 2014	$6.86	$5.40
Quarter ended September 30, 2014	$7.10	$5.73
Quarter ended June 30, 2014	$7.01	$5.68
Quarter ended March 31, 2014	$8.21	$6.02
Year ended December 31, 2013
Quarter ended December 31, 2013	$6.63	$5.23
Quarter ended September 30, 2013	$5.51	$4.46
Quarter ended June 30, 2013	$5.23	$3.40
Quarter ended March 31, 2013	$5.40	$3.67

As of March 9, 2015, there were 284 holders of record of our common stock.

Dividend Payments and Policy

Common stock:    We have never declared or paid cash dividends on shares of our common stock. Our board of directors currently intends to retain all available funds and future earnings to support operations and to finance the growth and development of our business and does not intend to pay cash dividends on our common stock for the foreseeable future. Our board of directors may, from time to time, examine our dividend policy and may, in its absolute discretion, change such policy. In addition, dividends are restricted by the debt covenants in our Credit Agreement.

Series A convertible preferred stock:    Pursuant to the terms, the holders of our Series A convertible preferred stock are entitled to receive a cumulative 4% annual dividend payable quarterly in additional shares of Series A convertible preferred stock. In 2014, we paid dividends of 3,769 preferred shares.

Stock Performance Graph

The graph set forth below compares the cumulative total shareholder return on our common stock between December 31, 2009 and December 31, 2014, with the cumulative total result of (i) the Russell 2000 Index and (ii) the NASDAQ Telecommunications Index, over the same period. This graph assumes the investment of $100 on December 31, 2009 in our common stock, the Russell 2000 Index and the NASDAQ Telecommunications Index, and assumes the reinvestment of dividends, if any. The graph assumes the initial value of our common stock on December 31, 2009 was the closing sales price of $2.70 per share.

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

Copyright© 2014 Russell Investment Group. All rights reserved.

	12/09	12/10	12/11	12/12	12/13	12/14
ORBCOMM Inc.	100.00	95.93	110.74	145.19	234.81	242.22
Russell 2000	100.00	126.86	121.56	141.43	196.34	205.95
NASDAQ Telecommunications	100.00	107.95	96.16	100.40	139.11	148.69

Item 6.	Selected Consolidated Financial Data

The following selected consolidated financial data should be read together with the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes which are included elsewhere in this Annual Report on Form 10-K. We have derived the consolidated statement of operations data for the years ended December 31, 2014, 2013 and 2012 and the consolidated balance sheet data as of December 31, 2014 and 2013 from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. We have derived the consolidated statement of operations data for the years ended December 31, 2011 and 2010 and the consolidated balance sheet data as of December 31, 2011 and 2010 from our consolidated financial statements, which are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of future results of operations.

	Years ended December 31,
Consolidated Statement of Operations Data:	2014(1)(2)	2013(1)(4)	2012(1)(4)	2011(1)(4)	2010(4)
	(In thousands, except per share data)
Service revenues	$59,695	$55,957	$49,026	$37,513	$34,257
Product sales	36,547	18,255	15,472	8,793	2,419

Total revenues	96,242	74,212	64,498	46,306	36,676

Costs and expenses:
Costs of services	20,339	19,806	16,930	11,852	9,079
Costs of product sales	28,345	13,736	9,956	6,532	1,512
Selling, general and administrative	30,989	24,551	20,737	20,707	16,018
Product development	2,895	2,759	2,456	1,234	659
Impairment charges-satellite network	605	—	9,793	—	6,509
Insurance recovery-satellite network	—	—	(10,000)	—	—
Depreciation and amortization	10,856	6,001	4,824	4,996	4,317
Acquisition-related and integration costs	3,819	1,658	704	—	—

Total costs and expenses	97,848	68,511	55,400	45,321	38,094

(Loss) income from operations	(1,606)	5,701	9,098	985	(1,418)

Other (expense) income	(2,511)	353	1,195	(214)	10

(Loss) income from continuing operations before income taxes	(4,117)	6,054	10,293	771	(1,408)
Income taxes (benefit)	408	1,295	1,390	827	(216)

(Loss) income from continuing operations	(4,525)	4,759	8,903	(56)	(1,192)
(Loss) from discontinued operations(3)	—	—	—	—	(3,753)

Net (loss) income	(4,525)	4,759	8,903	(56)	(4,945)
Less: Net income (loss) attributable to the noncontrolling interests	159	160	161	(38)	224

Net (loss) income attributable to ORBCOMM Inc.	$(4,684)	$4,599	$8,742	$(18)	$(5,169)

Net (loss) income attributable to ORBCOMM Inc. common stockholders	$(4,721)	$4,540	$8,673	$(45)	$(5,169)

Per share information-basic:
(Loss) income from continuing operations	$(0.08)	$0.10	$0.19	$(0.00)	$(0.03)
(Loss) income from discontinued operations	—	—	—	—	(0.09)

Net (loss) income attributable to ORBCOMM Inc.	$(0.08)	$0.10	$0.19	$(0.00)	$(0.12)

Per share information-diluted:
(Loss) income from continuing operations	$(0.08)	$0.09	$0.18	$(0.00)	$(0.03)
(Loss) income from discontinued operations	—	—	—	—	(0.09)

Net (loss) income attributable to ORBCOMM Inc.	$(0.08)	$0.09	$0.18	$(0.00)	$(0.12)

Weighted average common shares outstanding:
Basic	56,684	47,420	46,635	44,579	42,586

Diluted	56,684	48,770	47,514	44,579	42,586

	As of December 31,
	2014(1)(2)	2013(1)(4)	2012(1)(4)	2011(1)(4)	2010(4)
	(In thousands)
Cash and cash equivalents	$91,565	$68,354	$34,783	$35,061	$17,026
Marketable securities	—	—	27,969	45,973	67,902
Working capital	219,945	74,540	62,287	76,250	81,810
Satellite network and other equipment, net	180,621	133,028	101,208	79,771	71,684
Goodwill	39,870	20,335	14,740	11,131	—
Intangible assets, net	26,334	11,636	7,791	7,125	1,114
Total assets	506,548	261,474	206,766	197,169	171,469
Note payable, net of current portion	150,000	45,000	3,398	3,376	—
Note payable — related party	1,389	1,571	1,503	1,480	1,416
Total equity	308,509	192,948	182,388	170,577	158,119

(1)	Amounts for 2014, 2013, 2012 and 2011 include the impact of several acquisition of businesses. For more information regarding our acquisitions, refer to “Note 3 — Acquisitions” in our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

(2)	On September 30, 2014, we entered into the Credit Agreement with Macquarie in order to refinance our Senior Notes. On October 10, 2014, we made borrowings of $70 million under the Initial Term Loan Facility, a portion of which was used to repay in full our Senior Notes, and $10 million under the Revolving Credit Facility. On December 30, 2014, we made borrowings under the Term B3 of $70 million, which was used to partially fund the SkyWave Acquisition. For more information regarding the Credit Agreement, refer to “Note 12 — Notes Payable” in our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

(3)	The amounts reflected above have been recast to reflect all adjustments necessary to present the assets, liabilities and the related results of operations of Stellar as discontinued operations.

(4)	We made certain reclassifications to prior period information to conform to the current period presentation, including the reclassification of depreciation and amortization from cost of services, cost of product sales, product development and SG&A expenses into its own caption. These reclassifications had no effect on previously reported net income.

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

Overview

We are a global provider of M2M solutions, including network connectivity, devices and web reporting applications. These solutions enable optimal business efficiencies, increased asset efficiency, utilization, and substantially reduce asset write-offs helping industry leaders realize benefits on a world-wide basis. Our M2M products and services are designed to track, monitor and enhance security for a variety of assets, such as trailers, trucks, rail cars, intermodal containers, generators, fluid tanks, marine vessels, oil and gas wells, pipeline monitoring equipment, irrigation control systems, and utility meters, in the transportation & distribution, heavy equipment, oil & gas, maritime and government industries. Additionally, we provide AIS data services for vessel tracking and to improve maritime safety to government and commercial customers worldwide. We provide these services using multiple network platforms, including our own constellation of 30 low-Earth orbit satellites, comprised of 24 first generation satellites and six next-generation satellites placed into service in September 2014, one AIS microsatellite, and our accompanying ground infrastructure. We also offer customer solutions utilizing additional satellite and terrestrial-based cellular network service options that we obtain through service agreements we have entered into with mobile satellite providers Inmarsat and Globalstar, as well as several major cellular (Tier One) wireless carriers. Our satellite-based customer solution offerings use small, low power, mobile satellite subscriber communicators for remote asset connectivity, and our terrestrial-based solutions utilize cellular data modems with SIMS. Customer solutions provide access to data gathered over these systems via connections to other public or private networks, including the Internet. We are dedicated to providing the most versatile, leading-edge M2M solutions that enable our customers to maximize operational efficiency, increase asset utilization and achieve significant return on investment.

2014 Strategic Transactions

During 2014, we announced the following strategic transactions that had an impact and will continue to have an impact on our results of operations:

Acquisition of Euroscan Group

On March 11, 2014, we completed the acquisition of the Euroscan Group for an aggregate consideration of (i) $29.2 million, subject to net working capital adjustments and net cash (on a debt free, cash free basis); (ii) issuance of 291,230 shares of the Company’s common stock, valued at $7.70 per share, which reflected the Company’s closing price on the acquisition date; and (iii) additional contingent considerations of up to $6.5 million. The acquisition allows us to complement our North American Operations in M2M by adding a significant distribution channel in Europe and other key geographies where Euroscan has market share.

January 2014 Public Offering

On January 17, 2014, we completed a public offering of 6,325,000 shares of common stock including 825,000 shares sold upon full exercise of the underwriters’ over-allotment option at a price of $6.15 per share (the “January 2014 Public Offering”). We received net proceeds of approximately $36.6 million after deducting underwriters’ discounts and commissions and offering costs.

Shelf Registration

On April 4, 2014 we filed a Form S-3 shelf registration statement registering our securities for a proposed maximum aggregate offering price of $100 million, of which we have $17.2 million remaining following our November 2014 Public Offering. We may use this shelf registration statement at any time or from time to time to offer, in one or more offerings, our debt securities, shares of our common stock, shares of our preferred stock, warrants to purchase our debt securities, common stock or preferred stock or units consisting of any combination of the foregoing securities. The shelf registration statement was declared effective on April 9, 2014.

Next-generation Satellite Launch

On July 14, 2014 we launched six of our next-generation OG2 satellites aboard a SpaceX Falcon 9 launch vehicle. The OG2 satellites were separated from the Falcon 9 vehicle into the proper insertion orbit. On September 15, 2014, following an in-orbit testing period, we initiated commercial service for the six OG2 satellites. The satellites provide both M2M messaging and AIS service for our global customers.

Macquarie Credit Agreement

On September 30, 2014, we entered into a Credit Agreement with Macquarie which refinanced our Senior Notes. Pursuant to the Credit Agreement, the Lender provided Secured Credit Facilities in an aggregate amount of $160 million comprised of (i) an Initial Term Loan Facility term loan facility in an aggregate principal amount of up to $70 million; (ii) a $10 million Revolving Credit Facility; (iii) a Term B2 facility in an aggregate principal amount of up to $10 million, the proceeds of which were used to finance the InSync Acquisition; and (iv) a Term B3 facility in an aggregate principal amount of up to $70 million, the proceeds of which were used to partially finance the SkyWave Acquisition. The Secured Credit Facilities mature five years after the initial fund date of the Initial Term Loan Facility, but are subject to mandatory prepayments in certain circumstances. The Secured Credit Facilities will bear interest, at the Company’s election, of a per annum rate equal to either (a) a base rate plus 3.75% or (b) LIBOR plus 4.75%, with a LIBOR floor of 1.00%. Proceeds of the Initial Term Loan Facility and Revolving Credit Facility were used to repay in full our Senior Notes and pay certain related fees, expenses and accrued interest, as well as for general corporate purposes.

On September 30, 2014, in connection with entering into the Credit Agreement, we issued notice to the holder of the Senior Notes regarding our election to redeem in full the aggregate $45 million principal amount. On October 10, 2014 we made borrowings of $70 million under the Initial Term Loan Facility, a portion of which was used to repay in full our Senior Notes, and $10 million under the Revolving Credit Facility. The redemption of the Senior Notes resulted in an early termination penalty of $1.8 million and an additional expense associated with the remaining unamortized debt issuance cost.

Announced SkyWave Acquisition

On November 1, 2014, we entered into the Arrangement Agreement with ORBCOMM Sub, SkyWave and the Shareholder Representative pursuant to which ORBCOMM Sub will acquire all of the outstanding shares in the capital of SkyWave by way of a Plan of Arrangement (the “Arrangement”) under the Business Corporations Act (Ontario). The aggregate purchase price paid under the Arrangement for 100% of SkyWave’s outstanding shares was $130.0 million, subject to certain adjustments (the “Purchase Price”). We acquired SkyWave on a cash-free debt-free basis. From the Purchase Price, $7.5 million was paid to Inmarsat Canada Holdings Inc., a subsidiary of Inmarsat, in the form of a promissory note in exchange for a portion of its interest in SkyWave. The promissory note provided an off-set for the $7.5 million paid by Inmarsat under the agreement with Inmarsat. On January 1, 2015, we completed the SkyWave Acquisition. Refer to “Note 20 — Subsequent Events” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report for further details relating to the completion of the acquisition.

November 2014 Public Offering

On November 10, 2014 we completed a public offering of 14,785,714 shares of common stock, including 1,928,571 shares sold upon full exercise of the underwriters’ over-allotment option at a price of $5.60 per share (the “November 2014 Public Offering”). We received net proceeds of approximately $78.1 million, after deducting underwriters’ discounts and commissions and offering costs.

2013 Strategic Transactions

During 2013, we announced the following strategic transactions that had an impact and will continue to have an impact on our results of operations:

Acquisition of SENS

On October 1, 2013, we completed the SENS Acquisition for total cash consideration of $2.0 million. The acquisition gave us access to a customer base that includes military, international, government and commercial customers, as well as expanded reach in growing regions, such as the Middle East, Asia and South America. For additional information regarding the SENS Acquisition, refer to “Note 3 — Acquisitions” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report.

Acquisition of GlobalTrak

On April 3, 2013, we completed the GlobalTrak Acquisition for total consideration of $2.9 million, net of a working capital adjustment of $0.1 million. The acquisition gave us access to a customer base that includes military, international, government and commercial customers as well as expanded reach in growing regions, such as the Middle East, Asia and South America. For additional information regarding the GlobalTrak Acquisition, refer to “Note 3 — Acquisitions” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report.

Acquisition of MobileNet, Inc.

On April 1, 2013, we completed the MobileNet Acquisition for total consideration of $6.4 million, consisting of cash, shares of common stock and contingent considerations. The acquisition of MobileNet enabled us to offer MobileNet’s complete fleet management solution directly to original equipment manufacturers, dealers and fleet owners. For additional information regarding the MobileNet Acquisition, refer to “Note 3 — Acquisitions” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report.

2012 Strategic Transactions

During 2012, we announced the following strategic transactions that had an impact and will continue to have an impact on our results of operations:

Acquisition of LMS

On January 12, 2012, we completed the acquisition of LMS for consideration of $6.9 million consisting of cash, shares of common stock and contingent considerations. The acquisition of LMS enhanced our position in transportation solutions and expanded our satellite, terrestrial and dual mode offerings.

AIS microsatellites

On October 2011 and January 2012, we launched two AIS microsatellites, leased from OHB System AG (“OHB”). The two AIS microsatellites we lease allows us to provide what we believe is the most comprehensive global AIS data service to government and commercial customers to track over 100,000 ocean-going vessels worldwide.

In the quarter ended December 31, 2014, the AIS Satellite which was launched in October 2011 experienced an issue whereby AIS messages were not being transmitted to the ground earth stations. After several weeks of testing, it was concluded that there was a failure of the flash memory which precludes proper AIS message delivery. With the addition of the six AIS-equipped OG2 satellites launched in July 2014, the loss of one AIS satellite does not materially affect our AIS messaging services. As a result of the satellite loss, we recorded an impairment charge of $0.6 million in our statement of operations in the year ended December 31, 2014.

Revenues

We derive service revenues from the utilization of subscriber communicators and the utilization of SIMS on the cellular providers’ wireless networks by our customers (i.e., our VARs, IVARs, international licensees and country representatives and direct customers). These service revenues generally consist of subscriber-based and recurring monthly usage fees for each subscriber communicator or SIM activated for use. Usage fees are generally based upon the data transmitted by a customer and the overall number of subscriber communicators and SIMS activated by each customer and whether we provide services through our value-added portal. Service revenues are recognized on an accrual basis, as services are rendered, or on a cash basis, if collection from the customer is not reasonably assured at the time the service is provided. We also earn service revenues from extended warranty service agreements extending beyond the initial warranty period of one year, royalty fees from third parties for the use of our proprietary communications protocol charged on a one-time basis for each subscriber communicator connected to our M2M data communications system and fees from providing engineering, technical and management support services to customers.

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

Costs and expenses

We operate a 30 LEO satellite network, including six next-generation satellites placed into service in September 2014, one AIS microsatellite, fifteen gateway earth stations, three AIS data reception earth stations, and three regional gateway control centers. Satellite-based communications systems are typically characterized by high initial capital expenditures and relatively low marginal costs for providing service. The six OG2 satellites began depreciating in the third quarter of 2014 and will continue to depreciate over a period of 10 years, representing the estimated operational life of the satellites.

Acquisition-related and integration costs

Acquisition-related and integration costs include professional services expenses and identifiable integration costs directly attributable to our acquisitions. For the years ended December 31, 2014, 2013 and 2012, we incurred acquisition-related and integration costs of $3.8 million, $1.7 million and $0.7 million, respectively. We have incurred approximately $1.4 million of specific costs in connection with the SkyWave Acquisition during the quarter ended December 31, 2014. These costs were expensed as incurred and are reflected in acquisition-related and integration costs on our consolidated statement of operations.

Operating expenses

We incur engineering expenses associated with the operation of our communications system and the development and support of new applications, as well as sales, marketing and administrative expenses related to the operation of our business.

Results of Operations for the years ended December 31, 2014 and 2013

Revenue

The table below presents our revenues for the years ended December 31, 2014 and 2013, together with the percentage of total revenue represented by each revenue category (in thousands):

	Year Ended December 31,
	2014		2013
Service revenues	$59,695	62.0%	$55,957	75.4%
Product sales	36,547	38.0%	18,255	24.6%

	$96,242	100.0%	$74,212	100.0%

Total revenues for the year ended December 31, 2014 increased $22.0 million, or 29.6%, to $96.2 million in 2014 from $74.2 million in 2013.

Service Revenues

	Year Ended December 31,		Change
(In thousands)	2014	2013	Dollars	%
Service revenues	$59,695	$55,957	$3,738	6.7%

The increase in service revenue for the year ended December 31, 2014 was primarily due to revenue generated from our acquisitions and increases in core service revenues from growth in billable subscriber communicators.

As of December 31, 2014, we had approximately 976,000 billable subscriber communicators compared to approximately 863,000 billable subscriber communicators as of December 31, 2013, an increase of 13.1%.

Service revenue growth can be impacted by the customary lag between subscriber communicator activations and recognition of service revenue from these units.

Product sales

	Year Ended December 31,		Change
(In thousands)	2014	2013	Dollars	%
Product sales	$36,547	$18,255	$18,292	100.2%

The increase in product revenues for the year ended December 31, 2014, compared to the prior year period, was primarily attributable to increases in the volume of products sold by our core business, due to new customer orders and new products sold, as well as the inclusion of products sold by the companies we acquired.

Costs of revenues, exclusive of depreciation and amortization

	Year Ended December 31,		Change
(In thousands)	2014	2013	Dollars	%
Cost of service	$20,339	$19,806	$533	2.7%
Cost of product sales	28,345	13,736	14,609	106.4%

Costs of services is comprised of expenses to operate our network, such as payroll and related costs, including stock-based compensation, and usage fees to third-party networks. The increase in cost of service for the year ended December 31, 2014, compared to the prior year, was primarily due to costs associated with our acquired companies, offset, in part, by a one-time reduction due to the impact of a favorable contract settlement.

Costs of products includes the purchase price of subscriber communicators and SIMS sold, costs of warranty obligations, shipping charges, as well as operational costs to fulfill customer orders including costs for employees and inventory management. The increase in cost of product for the year ended December 31, 2014 was primarily due to costs associated with our increased sales in our core business, increased product sales as a result of our acquisitions and inventory charges.

Gross profit

Gross profit increased by $6.9 million, or 17.0%, to $47.6 million for the year ended December 31, 2014 compared to $40.7 million for the year ended December 31, 2013. The increase was due to increases in gross profit of $3.2 million from service revenues and $3.7 million from product sales, primarily due to higher product sales as a result of our acquisitions in 2014 and 2013. Additionally, the increase in service revenue gross profit is due to increases in service revenues notwithstanding the effect on growth in service revenues of a billing adjustment in the first nine months of 2013 that had the effect of increasing service margins in the prior year period.

Selling, general and administrative expenses

	Year Ended December 31,		Change
(In thousands)	2014	2013	Dollars	%
Selling, general and administrative expenses	$30,989	$24,551	$6,438	26.2%

SG&A expenses relate primarily to expenses for general management, sales and marketing, finance, audit and legal fees and general operating expenses. The increase in SG&A expenses for the year ended December 31, 2014, compared to the prior year, was primarily due to additional headcount, most of which was from the companies acquired.

Product development expenses

	Year Ended December 31,		Change
(In thousands)	2014	2013	Dollars	%
Product development	$2,895	$2,759	$136	4.9%

Product development expenses consist primarily of the expenses associated with our engineering efforts including the cost of third parties to support our current applications.

Impairment charges — satellite network

In the quarter ended December 31, 2014, the AIS microsatellite that was launched in October 2011 experienced an issue whereby AIS messages were not being transmitted to the ground earth stations. After several weeks of testing, it was concluded that there was a failure of the flash memory which precludes proper AIS message delivery. With the addition of the six AIS-equipped OG2 satellites, the loss of one AIS satellite does not materially affect our AIS messaging services. As a result of the satellite loss, we recorded an impairment charge of $0.6 million in the year ended December 31, 2014.

Depreciation and amortization

	Year Ended December 31,		Change
(In thousands)	2014	2013	Dollars	%
Depreciation and amortization	$10,856	$6,001	$4,855	80.9%

The increase in depreciation and amortization for the year ended December 31, 2014 is primarily due to the amortization of intangible assets acquired in our acquisitions and additional depreciation expense associated with the six OG2 satellites placed into service on September 15, 2014.

Acquisition-related and integration costs

Acquisition-related and integration costs include professional services expenses and identifiable integration costs directly attributable to our acquisitions. Acquisition-related and integration costs for the year ended December 31, 2014 were $3.8 million, an increase of $2.1 million, or 123.5%, compared to the prior year period, primarily due to costs incurred in 2014 related to the SkyWave Acquisition.

Other income (expense)

Other income (expense) is comprised primarily of interest income from our cash and cash equivalents, which can consist of U.S. Treasuries, interest bearing instruments, and our previously held investments in marketable securities consisting of U.S. government and agency obligations, corporate obligations and FDIC-insured certificates of deposit classified as held to maturity, foreign exchange gains and losses and interest expense.

For the years ended December 31, 2014 and 2013, other income (expense) was $(2.5) million and $0.4 million, respectively, a decrease of $2.9 million. The decrease in other income (expense) is primarily due to the loss on extinguishment of our Senior Notes recognized in the fourth quarter of 2014 upon their repayment.

Income taxes

In 2014, we recorded income taxes of $0.4 million, which included foreign income taxes of $0.4 million from income generated by our international operations and $0.7 million from amortization of tax goodwill generated from our acquisitions, offset, in part, by deferred tax credits related to amortization of intangible assets with no tax basis.

In 2013, we recorded income taxes of $1.3 million, which was primarily due to State income tax expense of $0.2 million, $0.6 million from goodwill generated from the amortization of tax goodwill from the acquisitions and $0.5 million from income generated from ORBCOMM Japan.

Net (loss) income

For the year ended December 31, 2014, we had a net loss of $4.5 million compared to net income of $4.8 million in December 31, 2013.

Noncontrolling interests

Noncontrolling interests relate to earnings and losses attributable to noncontrolling shareholders.

Net (loss) income attributable to ORBCOMM Inc.

For the year ended December 31, 2014, we had a net loss attributable to our company of $4.7 million compared to net income of $4.6 million in December 31, 2013.

For the years ended December 31, 2014 and 2013, the net income attributable to our common stockholders considers dividends of less than $0.1 million and $0.1 million, respectively, paid in shares of the Series A convertible preferred stock.

Results of Operations for the years ended December 31, 2013 and 2012

Revenue

The table below presents our revenues for the years ended December 31, 2013 and 2012, together with the percentage of total revenue represented by each revenue category (in thousands):

	Year Ended December 31,
	2013		2012
Service revenues	$55,957	75.4%	$49,026	76.0%
Product sales	18,255	24.6%	15,472	24.0%

	$74,212	100.0%	$64,498	100.0%

Total revenues for the year ended December 31, 2013 increased $9.7 million, or 15.1%, to $74.2 million in 2013 from $64.5 million in 2012.

Service Revenues

	Year Ended December 31,		Change
(In thousands)	2013	2012	Dollars	%
Service revenues	$55,957	$49,026	$6,931	14.1%

The increase in service revenue for the year ended December 31, 2013 was primarily due to increases in core service revenues from growth in billable subscriber communications, as well as increases in AIS revenue, a one-time backbilling adjustment for a customer and revenue generated from our acquisitions.

As of December 31, 2013, we had approximately 863,000 billable subscriber communicators compared to approximately 759,000 billable subscriber communicators as of December 31, 2012, an increase of 13.7%.

Service revenue growth can be impacted by the customary lag between subscriber communicator activations and recognition of service revenue from these units.

Product sales

	Year Ended December 31,		Change
(In thousands)	2013	2012	Dollars	%
Product sales	$18,255	$15,472	$2,783	18.0%

The increase in product revenues for the year ended December 31, 2013, compared to the prior year, was primarily attributable to the products sold by the companies we acquired and increases in the volume of products sold in our core business, offset, in part, by lower product sales volume from our ORBCOMM Japan subsidiary.

Costs of revenues, exclusive of depreciation and amortization

	Year Ended December 31,		Change
(In thousands)	2013	2012	Dollars	%
Cost of service	$19,806	$16,930	$2,876	17.0%
Cost of product sales	13,736	9,956	3,780	38.0%

Costs of services is comprised of expenses to operate our network, such as payroll and related costs, including stock-based compensation, and usage fees to third-party networks. The increase in cost of service for the year ended December 31, 2013, compared to the prior year, was primarily due to costs associated with our acquired companies and increased costs to provide for the increase in service revenue.

Costs of product sales includes the purchase price of subscriber communicators and SIMS sold, costs of warranty obligations, shipping charges, as well as operational costs to fulfill customer orders including costs for employees and inventory management. The increase in cost of product sales for the year ended December 31, 2013 was primarily due to increased product sales as a result of our acquisitions.

Gross profit

Gross profit increased by $3.1 million, or 8.1%, to $40.7 million for the year ended December 31, 2013 compared to $37.6 million for the year ended December 31, 2012. The increase was due to an increase in gross profit of $4.1 million from service revenues, primarily due to increases in service revenue, partially offset by a decrease in gross profit of $1.0 million from product sales, primarily due to lower product sales by our Japanese subsidiary, partially offset by gross profit from increased revenue generated by our acquisitions.

Selling, general and administrative expenses

	Year Ended December 31,		Change
(In thousands)	2013	2012	Dollars	%
Selling, general and administrative expenses	$24,551	$20,737	$3,814	18.4%

SG&A expenses relate primarily to expenses for general management, sales and marketing, finance, professional fees and general operating expenses. The increase in SG&A expenses for the year ended December 31, 2013, compared to the prior year, was primarily due to additional headcount and employee costs, most of which was from the companies acquired, and increased facility costs incurred during the period.

Product development expenses

	Year Ended December 31,		Change
(In thousands)	2013	2012	Dollars	%
Product development	$2,759	$2,456	$303	12.3%

Product development expenses consist primarily of the expenses associated with our engineering efforts, including the cost of third parties to support our current applications.

Impairment charges and insurance recovery — satellite network

On October 7, 2012, the first prototype of the OG2 next-generation satellites was launched aboard the SpaceX Falcon 9 launch vehicle. The prototype satellite, flying as a secondary payload, deployed into a lower than intended orbit due to an anomaly on one of the Falcon 9 first stage engines which did not comply with a pre-planned International Space Station safety gate to allow it to execute the second burn. As a result of the lower orbit, the prototype satellite de-orbited on October 10, 2012 despite all available efforts to raise the orbit using the satellite’s on-board propulsion system. As a result, we recognized an impairment charge of $9.8 million in the year ended December 31, 2012.

On December 7, 2012, we received $10.0 million from our insurer in connection with the settlement of an insurance claim arising from the loss of the prototype satellite, which represented the full amount recoverable under the insurance policy. As a result, we recorded an insurance recovery-satellite network of $10.0 million in our consolidated statements of operations in the year ended December 31, 2012.

Depreciation and amortization

	Year Ended December 31,		Change
(In thousands)	2013	2012	Dollars	%
Depreciation and amortization	$6,001	$4,824	$1,177	24.4%

The increase in depreciation and amortization for the year ended December 31, 2013 is primarily due to the amortization of intangible assets acquired in our acquisitions, as well as a build-up of our communications network.

Acquisition-related and integration costs

Acquisition-related and integration costs include professional services expenses and identifiable integration costs directly attributable to our acquisitions. Acquisition-related and integration costs for the year ended December 31, 2013 were $1.7 million, an increase of $1.0 million, or 142.9%, compared to the prior year period, primarily due to increased costs incurred as a result of our SENS Acquisition, GlobalTrak Acquisition and MobileNet Acquisition.

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

For the years ended December 31, 2013 and 2012, other income (expense) was $0.4 million and $1.2 million, respectively, a decrease of $0.8 million. The decrease in other income (expense) was primarily due to a gain on extinguishment of debt in connection with Satcom’s note holders in 2012, partially offset by certain working capital adjustments in connection with the LMS Acquisition.

Income taxes

In 2013, we recorded income taxes of $1.3 million, which was primarily due to state income tax expense of $0.2 million, $0.6 million from goodwill generated from the amortization of tax goodwill from the acquisitions and $0.5 million from income generated from ORBCOMM Japan.

In 2012, we recorded income taxes of $1.4 million, which was primarily due to a foreign income tax expense of $1.1 million from income generated by ORBCOMM Japan and $0.3 million of alternative minimum tax.

Net (loss) income

For the year ended December 31, 2013, we had net income of $4.8 million compared to net income of $8.9 million in December 31, 2012.

Noncontrolling interests

Noncontrolling interests relate to earnings and losses attributable to noncontrolling shareholders.

Net (loss) income attributable to ORBCOMM Inc.

For the year ended December 31, 2013, we had net income attributable to our company of $4.6 million compared to $8.7 million in year ended December 31, 2012.

For the years ended December 31, 2013 and 2012, the net income attributable to our common stockholders considers dividends of less than $0.1 million and less than $0.1 million, respectively, paid in shares of the Series A convertible preferred stock.

Liquidity and Capital Resources

Overview

Our liquidity requirements arise from our working capital needs, our ability to make scheduled payments of interest on our indebtedness, to fund capital expenditures to support our current operations and to facilitate growth and expansion. We have financed our operations and expansion with cash flows from operating activities, sales of our common stock through public offerings and private placements of debt. At December 31, 2014, we have an accumulated deficit of $68.1 million. Our primary source of liquidity consists of cash and cash equivalents of $91.6 million, cash held for acquisition of $123.0 million and restricted cash totaling $1.2 million, as well as cash flows from operating activities and additional funds from the Credit Agreement entered into on September 30, 2014, which we believe will be sufficient to provide working capital, interest payments, capital expenditures and growth and expansion needs for the next twelve months.

Operating activities

Cash provided by our operating activities in 2014 was $3.2 million resulting from a net loss of $4.5 million, supplemented by non-cash items including $10.9 million for depreciation and amortization, $0.6 million for a satellite network impairment loss and $3.6 million for stock-based compensation, offset by a decrease of $2.1 million in the fair values of acquisitions-related contingent consideration. Working capital activities primarily consisted of a net uses of cash of $6.9 million for an increase in accounts receivable primarily due to the increase in revenues and timing of payments, $5.3 million in inventories, as a result of our increased business activities, and $5.4 million from a decrease in accounts payable and accrued expenses primarily related to timing for payments for professional fees.

Cash provided by our operating activities in 2013 was $8.8 million resulting from net income of $4.8 million, supplemented by non-cash items including $6.0 million for depreciation and amortization and $3.0 million for stock-based compensation, offset by a decrease of $1.0 million in the fair values of acquisitions-related contingent consideration. Working capital activities primarily consisted of net uses of cash of $2.7 million for an increase in accounts receivable primarily due to the increase in revenues, $1.4 million from a decrease in accounts payable and accrued expenses primarily related to timing for payments for professional fees, and $1.0 million from a decrease in deferred revenue primarily related to recognizing prepaid product revenues on the acquisition date of GlobalTrak into revenues upon customer acceptance.

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

Investing activities

Cash used in our investing activities in 2014 was $195.6 million, resulting primarily from cash held for acquisition of $123.0 million, capital expenditures of $45.5 million and $28.9 million in cash consideration paid in connection with our Euroscan Acquisition.

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

Financing activities

Cash provided by our financing activities in 2014 was $216.1 million, primarily due to aggregate net proceeds of $114.8 million received from our January 2014 Public Offering and November 2014 Public Offering, proceeds from issuance of the long-term debt under our Credit Agreement of $150.0 million, offset by payment of $3.7 million of debt issuance costs related to the Credit Agreement and the $45.0 million repayment of our Senior Notes.

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

Future Liquidity and Capital Resource Requirements

We expect that our existing cash and cash equivalents and restricted cash along with cash flows from operating activities and additional funds from the Credit Agreement entered into on September 30, 2014 and our November 2014 Public Offering will be sufficient over the next 12 months to provide working capital, cover interest payments on our debt facilities, growth initiatives, and capital expenditures that primarily include the deployment of the OG2 next-generation satellites.

On January 4, 2013, we issued $45 million aggregate principal amount of Senior Notes due on January 4, 2018 with interest payable quarterly at a rate of 9.5% per annum. The Senior Notes were secured by a first priority security interest in substantially all of our and our subsidiaries’ assets.

On September 30, 2014, we entered into a Credit Agreement with Macquarie which refinanced our Senior Notes. Pursuant to the Credit Agreement, the Lender provided secured credit facilities in an aggregate amount of $160 million comprised of (i) the Initial Term Loan Facility in an aggregate principal amount of up to $70 million; (ii) a $10 million Revolving Credit Facility; (iii) the Term B2 loan facility in an aggregate principal amount of up to $10 million, the proceeds of which were used to finance the InSync Acquisition; and (iv) the Term B3 loan facility in an aggregate principal amount of up to $70 million, the proceeds of which were used to partially finance the SkyWave Acquisition. Proceeds of the Initial Term Loan Facility and Revolving Credit Facility were used to repay in full our Senior Notes and pay certain related fees, expenses and accrued interest, as well as for general corporate purposes.

The Secured Credit Facilities mature five years after the initial fund date of the Initial Term Loan Facility, but are subject to mandatory prepayments in certain circumstances. The Secured Credit Facilities will bear interest, at our election, of a per annum rate equal to either (a) a base rate plus 3.75% or (b) LIBOR plus 4.75%, with a LIBOR floor of 1.00%.

The Secured Credit Facilities are secured by a first priority security interest in substantially all of our assets and our subsidiaries’ assets. Subject to the terms set forth in the Credit Agreement, we may make optional prepayments on the Secured Credit Facilities at any time prior to the Maturity Date. The remaining principal balance is due on the Maturity Date.

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

On October 10, 2014, under the Credit Agreement, we borrowed $70 million under the Initial Term Loan Facility, a portion of which was used, to repay in full our Senior Notes, and $10 million under the Revolving Credit Facility.

On December 30, 2014, under the Credit Agreement, we borrowed $70 million under the Term B3 Facility to fund the SkyWave Acquisition, as described below.

On January 16, 2015, under the Credit Agreement, we borrowed $10 million under the Term B2 Facility to fund the InSync Acquisition, as described below.

On April 4, 2014 we filed a Form S-3 shelf registration statement registering $100 million of our securities, of which we have approximately $17.2 million remaining following the November 2014 Public Offering, as described below. We may use this shelf registration statement at any time or from time to time to offer, in one or more offerings, our debt securities, shares of our common stock, shares of our preferred stock, warrants to purchase our debt securities, common stock or preferred stock or units consisting of any combination of the foregoing securities. The shelf registration statement was declared effective on April 9, 2014.

On November 10, 2014, we completed our November 2014 Public Offering of 14,785,714 shares of common stock, including 1,928,571 shares sold upon full exercise of the underwriters’ over-allotment option, at a price of $5.60 per share, under our effective shelf registration filed on April 4, 2014, as described above. We received net proceeds of approximately $78.1 million after deducting underwriters’ discounts and commissions and offering costs.

On January 1, 2015, we acquired all of the outstanding shares in the capital of SkyWave by way of a Plan of Arrangement under the Business Corporations Act (Ontario), pursuant to an Arrangement Agreement dated as of November 1, 2014 among us, our acquisition subsidiary, SkyWave and the representative of certain SkyWave shareholders. The aggregate Purchase Price paid under the Arrangement for 100% of SkyWave’s outstanding shares was $130.0 million, subject to certain adjustments. We acquired SkyWave on a cash-free debt-free basis. From the Purchase Price, $7.5 million was paid to Inmarsat Canada Holdings Inc., a subsidiary of Inmarsat, in the form of a promissory note in exchange for a portion of its interest in SkyWave. The promissory note provided an off-set for the $7.5 million paid by Inmarsat under the agreement with Inmarsat. In connection with the Arrangement, our acquisition subsidiary and the Shareholder Representative entered into an Escrow Agreement with an escrow agent, pursuant to which $10.6 million was held in escrow to cover certain SkyWave indemnity obligations. We funded the SkyWave Acquisition using existing cash on our balance sheet, our borrowings under our Term B3 facility of the Credit Agreement and net proceeds from the November 2014 Public Offering, as described above.

On January 16, 2015, we purchased all the issued and outstanding stock of InSync from IDENTEC for a cash consideration of $11.0 million, subject to net working capital adjustments, and additional contingent consideration of up to $5.0 million, subject to certain operational milestones. InSync is a premier provider of Internet of Things (IoT) enterprise solutions across a broad spectrum of vertical markets, applications and customers. InSync’s software powers global sensor-driven asset tracking and remote monitoring applications that allow end users, managed service providers and independent software vendors to increase asset visibility, improve operational efficiencies and reduce risk. We funded the InSync Acquisition through a combination of cash on hand and our borrowings under our Term B2 facility of the Credit Agreement, as described above.

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

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Net (loss) income attributable to ORBCOMM Inc.	$(4,684)	$4,599	$8,742
Income tax expense	408	1,295	1,390
Interest income	(47)	(38)	(93)
Interest expense	149	58	56
Loss on extinguishment of debt	2,649	—	—
Depreciation and amortization	10,856	6,001	4,824

EBITDA	$9,331	$11,915	$14,919

For the year ended December 31, 2014 compared to the year ended December 31, 2013, EBITDA decreased $2.6 million, or 21.7%, while net income decreased $9.3 million, or 201.8%. The lower rate of decrease for EBITDA compared to net income primarily reflects higher amortization of finite-lived intangible assets as a result of our acquisitions in 2014 and 2013, additional depreciation associated with the six OG2 satellites placed into service September 15, 2014, higher income tax expenses relating to Euroscan and increases in acquisition-related and integration costs, as well as the one-time expense incurred in connection with the extinguishment of our Senior Notes.

For the year ended December 31, 2013 compared to the year ended December 31, 2012, EBITDA decreased $3.0 million, or 20.1%, while net income decreased $4.1 million, or 47.4%. The lower rate of decrease for EBITDA compared to net income primarily reflects higher amortization of finite-lived intangible assets as a result of our acquisitions in 2013.

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2014 and the effect that those obligations are expected to have on our liquidity and cash flows in future periods:

	Payment due by Period
	Total	Less than 1 year	1 to 3 Years	3 to 5 Years	After 5 Years
Next-generation satellite launches(1)	$48,900	$43,830	$5,070	$—	$—
Operating leases(2)	16,482	2,023	3,923	4,066	6,470
Secured Credit Agreement(3)	160,000	—	—	160,000	—
Cellular providers(4)	2,728	927	1,578	223	—
Vendor parts supplier(5)	4,817	272	1,537	3,008	—

	$232,927	$47,052	$12,108	$167,297	$6,470

(1)	Amounts represent payments to SNC and SpaceX, but excludes the cost of launch plus one year in-orbit insurance for the OG2 next-generation satellites which we are obligated to maintain under the terms of the Credit Agreement.

(2)	Amounts represent future minimum payments under operating leases for our office spaces and other facilities.

(3)	Amounts include interest payments and repayment of the principal of the Credit Agreement in September 2019.

(4)	Amounts represent future contractual minimums with cellular data providers.

(5)	Amounts represent future contractual minimums with a vendor parts supplier.

Off-Balance sheet Arrangements

None

Critical Accounting Policies and Estimates

Our discussion and analysis of our results of operations, liquidity and capital resources are based on our consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these consolidated financial statements requires us to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, accounts receivable, accounting for business combinations, goodwill, satellite network and other equipment, long-lived assets, capitalized development costs, income taxes, warranty costs, loss contingencies and the value of securities underlying stock-based compensation. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from our estimates and could have a significant adverse effect on our results of operations and financial position. We believe the following critical accounting policies affect our more significant estimates and judgments in the preparation of our consolidated financial statements.

Revenue recognition

We recognize revenues when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is reasonably assured. Our revenue recognition policy requires us to make significant judgments regarding the probability of collection of the resulting accounts receivable balance based on prior history and the creditworthiness of our customers. In instances where collection is not reasonably assured, revenue is recognized when we receive cash from the customer.

Revenues from the activation of subscriber communicators and SIMS are initially recorded as deferred revenues and are recognized ratably over the term of the agreement with the customer, generally four years, which is the estimated customer relationship period. Revenues generated from monthly usage and administrative fees and engineering services are recognized when the services are rendered. Revenues generated from extended warranty service agreements extending beyond the initial warranty period of one year are initially recorded as deferred revenues and are, thereafter, recognized ratably over the term of the agreements generally two to five years. Revenues generated from royalties under our subscriber communicator manufacturing agreements are recognized when we issue to a third party manufacturer upon request a unique serial number to be assigned to each unit manufactured by such third party manufacturer.

Revenues generated from the sale of satellite subscriber communicators, SIMS and other products are either recognized when the products are shipped or when customers accept the products, depending on the specific contractual terms. Sales of subscriber communicators and SIMS and other items are not subject to return and title and risk of loss generally pass to the customer at the time of shipment.

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

Accounts receivable

Accounts receivable are due in accordance with payment terms included in our negotiated contracts. Amounts due are stated net of an allowance for doubtful accounts. Accounts that are outstanding longer than the contractual payment terms are considered past due. We make ongoing assumptions and judgments relating to the collectability of our accounts receivable to determine our required allowances based on a number of factors such as the age of the receivable, credit history of the customer, historical experience and current economic conditions that may affect a customer’s ability to pay. Past experience may not be indicative of future collections; as a result, allowances for doubtful accounts may deviate from our estimates as a percentage of accounts receivable and sales.

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

Assets under construction primarily consist of milestone payments pursuant to procurement agreements, which include the design, development, launch and other direct costs relating to the construction of the satellites and upgrades to the Company’s infrastructure and the Ground Component. Once these assets are placed in service they will be transferred to satellite network and then depreciation will be recognized using the straight-line method over the estimated lives of the assets. As a result of the six OG2 satellites being placed into service during the third quarter of 2014, we reclassified $82.7 million of costs out of assets under construction and into satellite network on September 15, 2014, and began depreciating the satellites over a 10-year life. During the year ended December 31, 2014, we recorded $2.1 million of depreciation in connection with the satellites placed into service.

We capitalize interest on our Initial Term Loan Facility and Revolving Credit Facility entered into in 2014 and our notes payable issued in 2013 and 2012 during the construction period of our OG2 next-generation satellites. Capitalized interest is added to the cost of our OG2 next-generation satellites.

Accounting for Business Combinations

We account for acquired businesses using the acquisition method of accounting, which requires that assets acquired and liabilities assumed be recorded at their respective fair values on the date of acquisition. The fair value of the consideration paid is assigned to the underlying net assets of the acquired business based on their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded to goodwill. Intangible assets are amortized over the expected life of the asset. We make significant assumptions and estimates in determining the preliminary estimated purchase price and the preliminary allocation of the estimated purchase in the consolidated financial statements. These preliminary estimates and assumptions are subject to change as we finalize the valuations. The final valuations may change significantly from the preliminary estimates. Fair value determinations and useful life estimates are based on, among other factors, estimates of expected future cash flows from revenues of the intangible assets acquired, estimates of appropriate discount rates used to present value expected future cash flows, estimated useful lives of the intangible assets acquired and other factors. Although we believe the assumptions and estimates we have made have been reasonable and appropriate, they are based, in part, on historical experience, information obtained from the management of the acquired companies and future expectations. For these and other reasons, actual results may vary significantly from estimated results.

Contingent Consideration

We determine the acquisition date fair value of contingent consideration obligations based on a probability-weighted income approach derived from milestones estimates and a probability assessment with respect to the likelihood of achieving contingent obligations. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in ASC Topic 820 “Fair Value Measurement.” At each reporting date, the contingent consideration obligation will be revalued to estimated fair value and changes in fair value will be reflected as income or expense in our consolidated statement of operations. Changes in the fair value of the contingent consideration obligations may result from changes in probability assumptions with respect to the likelihood of achieving the various contingent payment obligations. Adverse changes in assumptions utilized in our contingent consideration fair value estimates could result in an increase in our contingent consideration obligation and a corresponding charge to operating income.

Goodwill

Goodwill is not amortized, but is tested for impairment on an annual basis and between annual tests whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Goodwill is tested at the reporting unit level, which is defined as an operating segment, or one level below the operating segment. We operate in one operating segment, which is our only reporting unit.

We test for an indication of goodwill impairment on November 30 of each year, by comparing the fair value of our reporting unit to the carrying value of the reporting unit. If there is an indication of impairment, we perform a “step two” test to measure the impairment. Impairments, if any, are recorded to the statement of operations in the period the impairment is recognized.

A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators include a sustained and significant decline in our stock price and market capitalization, a decline in our expected future cash flows, a significant adverse change in legal factors or in the business climate and unanticipated competition. There was no goodwill impairment for the years ended December 31, 2014, 2013 and 2012.

Long-lived assets, including finite-lived intangible assets

Management reviews long-lived assets, including finite-lived intangible assets, whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. In connection with this review, we reevaluate the periods of depreciation and amortization. We recognize an impairment loss when the sum of the future undiscounted net cash flows expected to be realized from the asset is less than its carrying amount. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value, which is determined using projected discounted future net cash flows, using the appropriate discount rate. Considerable judgment by us is necessary to estimate the fair value of the assets and accordingly, actual results could vary significantly from such estimates. Our most significant estimates and judgments relating to the long-lived asset impairments include the timing and amount of projected future cash flows and the discount rate selected to measure the risks inherent in future cash flows.

In the quarter ended December 31, 2014, we recorded an impairment loss for one of our AIS microsatellites with which we lost communication. Upon loss of communication, we no longer expect future cash flows to be generated from this asset. The impairment loss of $0.6 million was determined based on the carrying value of the asset at the time of the impairment and was recorded in the statement of operations in the year ended December 31, 2014.

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

We account for uncertainty in income tax positions using a two-step approach. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step is to measure the tax position at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Accounting for uncertainties in income taxes positions involves significant judgments by management.

During the years ended December 31, 2014, 2013 and 2012, we had no significant unrecognized tax benefits. We are subject to U.S. Federal and state examinations by tax authorities for all years from 2009. We do not expect any significant changes to our unrecognized tax positions during the next twelve months.

Warranty Costs

Warranty coverage is accrued upon product sales, which provide for costs to replace or fix the product. Our analysis of the warranty liabilities associated with the warranty coverage are estimated based on historical costs of the acquired companies to replace or fix products for customers, and may require additional liability for warranty coverage for other specific claims that are expected to be incurred within the warranty period, for which it is estimated that customers may have a warranty claim. As a result of our acquisitions, we typically acquire warranty obligations on product sales, which provide for costs to replace or fix the product. If we determine that adjustments to these amounts are required during the remainder of the measurement period such amounts will be recorded as an adjustment to goodwill.

For the warranty costs subsequent to the acquisition date, we accrue for one-year warranty coverage on product sales estimated at the time of sale based on historical costs to repair or replace products for customers compared to historical product revenues. Accrual estimates may differ from actual results and adjustments to the estimated warranty liability would be required.

Loss contingencies

We accrue for costs relating to litigation, claims and other contingent matters when such liabilities become probable and reasonably estimable. Such estimates may be based on advice from third parties or on management’s judgment, as appropriate. Actual amounts paid may differ from amounts estimated, and such differences will be charged to operations in the period in which the final determination of the liability is made. There is significant uncertainty relating to the outcome of any potential legal actions and other claims and the difficulty of predicting the likelihood and range of the potential liability involved, coupled with the material impact on our results of operations that could result from legal actions or other claims and assessments.

Share-based Compensation

Our share-based compensation plans consist of the 2006 Long-Term Incentives Plan (the “2006 LTIP”) and the 2004 Stock Option Plan. The 2006 LTIP, approved by our stockholders in September 2006, provides for the grants of non-qualified stock options, stock appreciation rights (“SARs”), common stock, restricted stock, restricted stock units (“RSUs”), performance units and performance shares to our employees and non-employee directors. The 2004 Stock Option Plan, adopted in 2004, provides for the grants of non-qualified and incentive stock options to officers, directors, employees and consultants. We did not grant any stock options in 2014, 2013 and 2012.

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

For the years ended December 31, 2014, 2013 and 2012, we recognized $3.6 million, $3.0 million and $1.8 million of stock-based compensation expense, respectively. As of December 31, 2014, we had an aggregate of $3.3 million of unrecognized compensation costs for all share-based payment arrangements.

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

	Years ended December 31,
	2014	2013	2012
Risk-free interest rate	1.77% to 1.94%	0.91% to 2.11%	0.11% to 1.41%
Expected life (years)	6.0	5.5 and 6.0	5.5 and 6.0
Estimated volatility factor	64.81% to 67.34%	67.56% to 69.92%	71.18% to 74.34%
Expected dividends	None	None	None

The grant date fair value of the RSU awards granted in 2014, 2013 and 2012 are based upon the closing stock price of our common stock on the date of grant.

Item 7A. Quantitative	and Qualitative Disclosures About Market Risk

Interest rate risk

We do not have any material interest rate risk.

Effects of inflation risk

Overall, we believe that the impact of inflation risk on our business will not be significant.

Foreign currency risk

The majority of our revenues and expenses are transacted in U.S. dollars. Due to the acquisitions of ORBCOMM Japan and Euroscan, we have foreign exchange exposures to non-U.S. dollar revenues. For the years ended December 31, 2014 and 2013, revenues denominated in foreign currencies were approximately 17.3% and 9.4% of total revenues, respectively. For the year ended December 31, 2014, our revenues would have decreased by approximately 1.6% if the U.S. dollar would have strengthened by 10%.

We have assets and liabilities denominated in foreign currencies. At December 31, 2014, a hypothetical change in the fair value of these assets and liabilities from an increase (decrease) of 10% of the U.S. dollar would be an increase (decrease) of approximately $0.2 million.

Concentration of credit risk

The following table presents customers with revenues greater than 10% of our consolidated total revenues.

	Years ended December 31,
	2014	2013	2012
Caterpillar Inc.	12.4%	17.3%	17.7%
Komatsu Ltd.	10.6%	12.1%	12.0%

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

None

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of the acquisition of Euroscan Holding B.V. (“Euroscan”), we have begun to integrate certain business processes and systems of Euroscan. Accordingly, certain changes have been made and will continue to be made to our internal control over financial reporting until such time as this integration is complete. In reliance on interpretive guidance issued by the SEC staff, management has chosen to exclude from its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014, Euroscan’s internal control over financial reporting associated with assets of $6.4 million representing 1.3% of consolidated assets, and revenue of $12.6 million, representing 13.1% of consolidated revenues, included in our consolidated financial statements as of and for the year ended December 31, 2014, and will include its assessment of internal control over financial reporting for Euroscan in our Annual Report on Form 10-K for our fiscal year ending December 31, 2015. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2014. The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its attestation report which is included below.

Changes in Internal Control over Financial Reporting

We reviewed our internal control over financial reporting at December 31, 2014. As a result of the acquisition of Euroscan, we have begun to integrate certain business processes and systems of Euroscan. Accordingly, certain changes have been made and will continue to be made to our internal controls over financial reporting until such time as this integration is complete.

There have been no other changes in our internal control over financial reporting identified in an evaluation thereof that occurred during the last fiscal quarter of 2014 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

ORBCOMM Inc.:

We have audited ORBCOMM Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, ORBCOMM Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

ORBCOMM Inc. acquired Euroscan Holding B.V. and subsidiaries (“Euroscan”) during 2014 and management excluded from its assessment of the effectiveness of ORBCOMM Inc’s internal control over financial reporting as of December 31, 2014, Euroscan’s internal control over financial reporting associated with total assets of $6.4 million, representing 1.3% of consolidated assets, and revenues of $12.6 million representing 13.1% of consolidated revenues, included within the consolidated financial statements of ORBCOMM Inc. and subsidiaries as of and for the year ended December 31, 2014. Our audit of internal control over financial reporting of ORBCOMM Inc. also excluded an evaluation of the internal control over financial reporting of Euroscan.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ORBCOMM Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive (loss) income, cash flows and changes in equity for each of the years in the three-year period ended December 31, 2014, and our report dated March 13, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

New York, New York

March 13, 2015

Item 9B.    Other information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Identification of Directors

Reference is made to the information regarding directors under the heading “Election of Directors (Proposal 1)” in the Proxy Statement for our 2015 Annual Meeting of stockholders to be held on April 22, 2015 (our “2015 Proxy Statement”), which information is hereby incorporated by reference.

Identification of Executive Officers

Reference is made to the information regarding executive officers under the heading “Executive Officers of the Registrant” in Part I, Item 1 of this Annual Report on Form 10-K.

Identification of Audit Committee and Audit Committee Financial Expert

Reference is made to the information regarding directors under the heading “Board of Directors and Committees — Audit Committee” in our 2015 Proxy Statement, which information hereby is incorporated by reference.

Material Changes to Procedures for Recommending Directors

Reference is made to the information regarding directors under the heading “Board of Directors and Committees — Nominating and Corporate Governance Committee” in our 2015 Proxy Statement, which information is hereby incorporated by reference.

Compliance with Section 16(a) of the Exchange Act

Reference is made to the information under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2015 Proxy Statement, which information is hereby incorporated by reference.

Code of Ethics

We have adopted a code of ethics, or Code of Business Conduct, to comply with the rules of the SEC and NASDAQ. Our Code of Business Conduct applies to our directors, officers and employees, including our principal executive officer and senior financial officers. A copy of our Code of Business Conduct is maintained on our website at www.orbcomm.com.

Item 11. Executive Compensation

Reference is made to the information under the headings “Board of Directors and Committees — Compensation Committee Interlocks and Insider Participation”, “Compensation Discussion and Analysis”, “Compensation Committee Report” and “Compensation of Executive Officers” in our 2015 Proxy Statement, which information is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership

Reference is made to the information under the heading “Security Ownership of Certain Beneficial Owners and Management” in our 2015 Proxy Statement, which information is hereby incorporated by reference.

Equity Compensation Plan Information

Reference is made to the information under the heading “Equity Compensation Plan Information” in our 2015 Proxy Statement, which information is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Reference is made to the information under the heading “Certain Relationships and Transactions with Related Persons” in our 2015 Proxy Statement, which information is hereby incorporated by reference.

Item 14. Principal Accountant Fees and Services

Reference is made to the information under the heading “Proposal to Ratify the Appointment of Independent Registered Public Accounting Firm (Proposal 2) — Principal Accountant Fees” in our 2015 Proxy Statement, which information is hereby incorporated by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, ORBCOMM Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Township of Rochelle Park, State of New Jersey, on March 13, 2015.

ORBCOMM Inc.

By:	/s/ Marc J. Eisenberg

Marc J. Eisenberg
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 13, 2015 by the following persons in the capacities indicated:

Signature	Title

/s/ Marc J. Eisenberg Marc J. Eisenberg	Chief Executive Officer and President and Director (principal executive officer)

/s/ Jerome B. Eisenberg* Jerome B. Eisenberg	Chairman of the Board

/s/ Marco Fuchs* Marco Fuchs	Director

/s/ Didier Delepine* Didier Delepine	Director

/s/ Timothy Kelleher* Timothy Kelleher	Director

/s/ John Major* John Major	Director

/s/ Gary H. Ritondaro* Gary H. Ritondaro	Director

/s/ Robert G. Costantini Robert G. Costantini	Executive Vice President and Chief Financial Officer (principal financial officer)

/s/ Constantine Milcos Constantine Milcos	Senior Vice President and Chief Accounting Officer

*By:	/s/ Christian G. LeBrun
Christian G. LeBrun, Attorney-in-Fact**

**  By authority of the power of attorney filed as Exhibit 24 hereto.

Notes to consolidated financial statements

(In thousands, except share and per share amounts)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

ORBCOMM Inc.:

We have audited the accompanying consolidated balance sheets of ORBCOMM Inc. and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive (loss) income, cash flows and changes in equity for each of the years in the three-year period ended December 31, 2014. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule, “Schedule II — Valuation of Qualifying Accounts.” These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ORBCOMM Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 13, 2015 expressed an unqualified opinion on the effectiveness of ORBCOMM Inc. and subsidiaries’ internal control over financial reporting.

/s/ KPMG LLP

New York, New York

March 13, 2015

ORBCOMM Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$91,565	$68,354
Cash held for acquisition	123,000	—
Accounts receivable, net of allowances for doubtful accounts of $706 and $279	23,194	14,098
Inventories	11,650	5,186
Prepaid expenses and other current assets	2,333	1,768
Deferred income taxes	814	623

Total current assets	252,556	90,029
Satellite network and other equipment, net	180,621	133,028
Goodwill	39,870	20,335
Intangible assets, net	26,334	11,636
Restricted cash	1,195	2,195
Other assets	5,921	2,997
Deferred income taxes	51	1,254

Total assets	$506,548	$261,474

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$8,750	$2,575
Accrued liabilities	20,336	9,827
Current portion of deferred revenue	3,525	3,087

Total current liabilities	32,611	15,489
Note payable — related party	1,389	1,571
Notes payable	150,000	45,000
Deferred revenue, net of current portion	2,579	2,373
Deferred tax liabilities	5,696	2,439
Other liabilities	5,764	1,654

Total liabilities	198,039	68,526

Commitments and contingencies
Equity:
ORBCOMM Inc. stockholders’ equity
Preferred Stock Series A, par value $0.001; 1,000,000 shares authorized; 90,973 and 102,054 shares issued and outstanding	909	1,019
Common stock, par value $0.001; 250,000,000 shares authorized; 70,109,488 and 48,216,480 shares issued at December 31, 2014 and December 31, 2013	70	48
Additional paid-in capital	376,297	255,358
Accumulated other comprehensive income	(583)	235
Accumulated deficit	(68,137)	(63,416)
Less treasury stock, at cost, 29,990 shares at December 31, 2014 and December 31, 2013	(96)	(96)

Total ORBCOMM Inc. stockholders’ equity	308,460	193,148
Noncontrolling interests	49	(200)

Total equity	308,509	192,948

Total liabilities and equity	$506,548	$261,474

See notes to consolidated financial statements.

ORBCOMM Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012
Revenues:
Service revenues	$59,695	$55,957	$49,026
Product sales	36,547	18,255	15,472

Total revenues	96,242	74,212	64,498

Cost of revenues, exclusive of depreciation and amortization shown below:
Cost of services	20,339	19,806	16,930
Cost of product sales	28,345	13,736	9,956

Gross profit	47,558	40,670	37,612

Operating expenses:
Selling, general and administrative	30,989	24,551	20,737
Product development	2,895	2,759	2,456
Impairment charges – satellite network	605	—	9,793
Insurance recovery – satellite network	—	—	(10,000)
Depreciation and amortization	10,856	6,001	4,824
Acquisition-related and integration costs	3,819	1,658	704

(Loss) income from operations	(1,606)	5,701	9,098

Other income (expense):
Interest income	47	38	93
Other income	240	373	96
Interest expense	(149)	(58)	(56)
(Loss) gain on debt extinguishment	(2,649)	—	1,062

Total other income	(2,511)	353	1,195

(Loss) income before income taxes	(4,117)	6,054	10,293
Income taxes	408	1,295	1,390

Net (loss) income	(4,525)	4,759	8,903
Less: Net income attributable to the noncontrolling interests	159	160	161

Net (loss) income attributable to ORBCOMM Inc.	$(4,684)	$4,599	$8,742

Net (loss) income attributable to ORBCOMM Inc. common stockholders	$(4,721)	$4,540	$8,673

Per share information-basic:
Net (loss) income attributable to ORBCOMM Inc. common stockholders	$(0.08)	$0.10	$0.19

Per share information-diluted:
Net (loss) income attributable to ORBCOMM Inc. common stockholders	$(0.08)	$0.09	$0.18

Weighted average common shares outstanding:
Basic	56,684	47,420	46,635

Diluted	56,684	48,770	47,514

See notes to consolidated financial statements.

ORBCOMM Inc.

Condensed Consolidated Statements of Comprehensive (Loss) Income

(in thousands)

	Years ended December 31,
	2014	2013	2012
Net (loss) income	$(4,525)	$4,759	$8,903
Other comprehensive (loss), net of tax — Foreign currency translation adjustments	(728)	(437)	(801)

Other comprehensive (loss)	(728)	(437)	(801)

Comprehensive (loss) income	(5,253)	4,322	8,102
Less comprehensive (income) attributable to noncontrolling interests	(248)	(121)	(95)

Comprehensive (loss) income attributable to ORBCOMM Inc.	$(5,501)	$4,201	$8,007

See notes to consolidated financial statements.

ORBCOMM Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net (loss) income	$(4,525)	$4,759	$8,903
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Change in allowance for doubtful accounts	427	26	12
Depreciation and amortization	10,856	6,001	4,824
Impairment loss – satellite network	605	—	—
Change in the fair values of acquisitions-related contingent consideration	(2,132)	(1,003)	(150)
Amortization of the fair value adjustment related to StarTrak warranty liabilities	(164)	(47)	(200)
Amortization and write-off of deferred debt fees	869	—	—
Stock-based compensation	3,610	2,973	1,801
Foreign exchange (gains) losses	(227)	32	(92)
Amortization of premium on marketable securities	—	187	765
Increase in fair value of indemnification assets	(126)	(253)	(103)
Loss on settlement agreement in connection with the indemnification assets	97	—	—
Deferred income taxes	(276)	724	26
Gain on extinguishment of debt and accounts payable	—	—	(1,214)
Gain on insurance settlement-satellite network	—	—	(207)
Amortization of transition shared services	—	—	114
Other	173	—	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(6,882)	(2,698)	(1,615)
Inventories	(5,291)	729	318
Prepaid expenses and other assets	(173)	(444)	202
Accounts payable and accrued liabilities	5,353	(1,465)	191
Deferred revenue	611	(1,032)	608
Other liabilities	397	265	(238)

Net cash provided by operating activities	3,202	8,754	13,945

Cash flows from investing activities:
Acquisition of businesses	(28,883)	(7,076)	(4,000)
Capital expenditures	(45,543)	(37,296)	(36,570)
Cash held for acquisition	(123,000)	—	—
Proceeds received from settlement agreement in connection with indemnification assets	691	—	—
Proceeds from warranty claim on acquired inventory	167	—	—
Purchases of marketable securities	—	(51,448)	(52,493)
Proceeds from maturities of marketable securities	—	79,230	69,732
Change in restricted cash	1,000	—	1,025
Proceeds of insurance settlement-satellite network	—	—	10,000

Net cash (used in) provided by investing activities	(195,568)	(16,590)	(12,306)

ORBCOMM Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years ended December 31,
	2014	2013	2012
Cash flows from financing activities:
Proceeds received from issuance of common stock in connection with public offerings, net of underwriters’ discounts and commissions and offering costs	114,798	—	—
Proceeds received from issuance of long-term debt	150,000	45,000	—
Cash paid for debt issuance costs	(3,652)	(1,387)	—
Proceeds received from exercise of stock options	101	1,825	—
Purchase of noncontrolling ownership interests in Satcom International Group plc	—	—	(199)
Repayment of Satcom notes payable	—	—	(253)
Principal payment of long-term debt	(45,000)	(3,450)	(250)
Principal payments of capital leases	(163)	(203)	(507)
Payment of deferred purchase consideration	(25)	—	—

Net cash provided by (used in) financing activities	216,059	41,785	(1,209)

Effect of exchange rate changes on cash and cash equivalents	(482)	(378)	(708)

Net increase (decrease) in cash and cash equivalents	23,211	33,571	(278)
Cash and cash equivalents:
Beginning of year	68,354	34,783	35,061

End of year	$91,565	$68,354	$34,783

Supplemental disclosures of cash flow information:
Cash paid for
Interest	$3,324	$4,262	$242

Income taxes	$692	$1,404	$1,205

Supplemental cash flow disclosures (Note 18)

See notes to consolidated financial statements.

ORBCOMM Inc.

Consolidated Statements of Changes in Equity

Years ended December 31, 2014, 2013 and 2012

(in thousands, except share data)

	Series A convertible				Additional paid-in capital	Accumulated other comprehensive income (loss)
	Preferred stock		Common stock				Accumulated deficit	Treasury stock		Noncontrolling interests	Total equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balances, December 31, 2011	186,265	$1,861	45,668,527	$46	$244,543	$1,352	$(76,629)	—	$—	$(596)	$170,577
Vesting of restricted stock units			143,334
Stock-based compensation					1,881						1,881
Conversion of Series A convertible preferred stock to common stock	(31,837)	(318)	53,152		318						—
Issuance of common stock in connection with the acquisition of LMS			645,162	1	2,122						2,123
Issuance of common stock in connection with the purchase of noncontrolling ownership interests in Satcom			263,133		(395)	16				180	(199)
Common stock redeemed through treasury from closing of escrow agreement								29,990	(96)		(96)
Exercise of SARs			10,260								—
Series A convertible preferred stock dividend	6,931	69					(69)				—
Net income							8,742			161	8,903
Foreign currency translation adjustments						(735)				(66)	(801)

Balances, December 31, 2012	161,359	$1,612	46,783,568	$47	$248,469	$633	$(67,956)	29,990	$(96)	$(321)	$182,388

Vesting of restricted stock units			93,821								—
Stock-based compensation					2,779						2,779
Conversion of Series A convertible preferred stock to common stock	(65,237)	(652)	108,688		652						—
Issuance of common stock in connection with the acquisition of MobileNet			329,344		1,633						1,633
Exercise of stock options			647,177	1	1,825						1,826
Exercise of SARs			253,882								—
Series A convertible preferred stock dividend	5,932	59					(59)				—
Net income							4,599			160	4,759
Foreign currency translation adjustments						(398)				(39)	(437)

Balances, December 31, 2013	102,054	$1,019	48,216,480	$48	$255,358	$235	$(63,416)	29,990	$(96)	$(200)	$192,948

Vesting of restricted stock units			289,538								—
Stock-based compensation					3,519						3,519
Proceeds received from issuance of common stock in connection with public offerings, net of underwriters’ discounts and commissions and offering costs			21,110,714	21	114,717						114,738
Common stock issued as form of payment for MPUs			33,594		213						213
Conversion of Series A convertible preferred stock to common stock	(14,850)	(147)	24,740		147						—
Issuance of common stock in connection with the acquisition of Euroscan			291,230	1	2,242						2,243
Exercise of SARs			109,733								—
Exercise of stock options			33,459		101						101
Series A convertible preferred stock dividend	3,769	37					(37)				—
Net loss							(4,684)			159	(4,525)
Foreign currency translation adjustments						(818)				90	(728)

Balances, December 31, 2014	90,973	$909	70,109,488	$70	$376,297	$(583)	$(68,137)	29,990	$(96)	$49	$308,509

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts)

Note 1.    Organization and Business

ORBCOMM Inc. (“ORBCOMM” or the “Company”), a Delaware corporation, is a global wireless data communications company focused on machine-to-machine (“M2M”) communications. The Company’s services are designed to enable businesses and government agencies to track, monitor, and control and communicate with fixed and mobile assets. The Company operates a two-way global wireless data messaging system optimized for narrowband data communication. The Company also provides customers with technology to proactively monitor, manage and remotely control refrigerated transportation and other mobile assets. This technology enables the Company to expand its global technology platform by transferring capabilities across new and existing vertical markets and deliver complementary products to the Company’s channel partners and resellers worldwide. The Company provides these services through a constellation of 30 owned low-Earth orbit, or LEO, satellites, comprised of 24 first generation satellites and six OG2 next-generation satellites placed into service in September 2014, one AIS microsatellite and accompanying ground infrastructure, as well as terrestrial-based cellular communication services through reseller agreements with major cellular wireless providers. The Company’s satellite-based system uses small, low power, fixed or mobile satellite subscriber communicators for connectivity, and cellular wireless subscriber identity modules (“SIMS”) that are connected to the cellular wireless providers’ networks, with these systems capable of being connected to other public or private networks, including the Internet.

Note 2.    Summary of Significant Accounting Policies

Basis of Presentation

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). In the opinion of management, the financial statements as of December 31, 2014 and for the years ended December 31, 2014, 2013 and 2012 include all adjustments (including normal recurring accruals) necessary for a fair presentation of the consolidated financial position, results of operations, comprehensive income and cash flows for the periods presented. The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned and majority-owned subsidiaries and investments in variable interest entities in which the Company is determined to be the primary beneficiary. All significant intercompany accounts and transactions have been eliminated in consolidation. The portions of majority-owned subsidiaries that the Company does not own are reflected as noncontrolling interests in the consolidated balance sheet. Noncontrolling interests in companies are accounted for by the cost method where the Company does not exercise significant influence over the investee. Investments in entities over which the Company has the ability to exercise significant influence but does not have a controlling interest are accounted for under the equity method of accounting. The Company considers several factors in determining whether it has the ability to exercise significant influence with respect to investments, including, but not limited to, direct and indirect ownership level in the voting securities, active participation on the board of directors, approval of operating and budgeting decisions and other participatory and protective rights. Under the equity method, the Company’s proportionate share of the net income or loss of such investee is reflected in the Company’s consolidated results of operations. Although the Company owns interests in companies that it accounts for pursuant to the equity method, the investments in those entities had no carrying value as of December 31, 2014 and 2013. The Company has no guarantees or other funding obligations to those entities, and the Company had no equity in the earnings or losses of those investees for the years ended December 31, 2014, 2013 and 2012.

Reclassifications

The Company has made certain reclassifications to prior period information to conform to the current period presentation, including (i) the reclassification of depreciation and amortization from cost of services, cost of product sales, product development and selling, general and administrative (“SG&A”) expenses into its own caption in the consolidated statements of operations and (ii) the inclusion of a gross profit subtotal caption on the consolidated statements of operations. These reclassifications had no effect on previously reported net income.

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts)

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses at the date of the consolidated financial statements and during the reporting periods, and to disclose contingent assets and liabilities at the date of the consolidated financial statements. Actual results could differ from those estimates. The most significant estimates relate to recognition of revenue, allowances over accounts receivable, the recognition and measurement of assets acquired and liabilities assumed in business combinations at fair value, assessment of indicators of goodwill impairment, measurement of contingent considerations at fair value, determination of useful lives for the Company’s satellite network and other equipment, the assessment of expected cash flows used in evaluating long-lived assets, including intangible assets, for impairment, calculation of capitalized development costs, accounting for uncertainties in income tax positions, estimates associated with warranty costs and loss contingencies and the value of securities underlying stock-based compensation.

Business combinations

The Company accounts for business combinations pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805 “Business Combinations” (“ASC 805”), which requires that assets acquired and liabilities assumed be recorded at their respective fair values on the date of acquisition. The fair value of the consideration paid is assigned to the underlying net assets of the acquired business based on their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is allocated to goodwill (the “Acquisition Method”). The purchase price allocation process requires the Company to make significant assumptions and estimates in determining the purchase price and the assets acquired and liabilities assumed at the acquisition date. The Company’s assumptions and estimates are subject to refinement and, as a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon conclusion of the measurement period, any subsequent adjustments are recorded to the Company’s consolidated statements of operations. The Company’s consolidated financial statements and results of operations reflect an acquired business after the completion of the acquisition.

Acquisition-related and integration costs

Acquisition-related and integration costs include professional services expenses and identifiable integration costs directly attributable to acquisitions. For the years ended December 31, 2014, 2013 and 2012, the Company incurred acquisition-related and integration costs of $3,819, $1,658 and $704, respectively. These costs were expensed as incurred and are reflected in acquisition-related and integration costs on the Company’s consolidated statements of operations. The Company has incurred approximately $1,400 of specific costs in connection with the acquisition of SkyWave Mobile Communications Inc. (the “SkyWave Acquisition”) during the year ended December 31, 2014. As described in “Note 20 – Subsequent Events,” the SkyWave Acquisition was closed on January 1, 2015.

Revenue recognition

The Company derives service revenues from the utilization of subscriber communicators on the ORBCOMM satellite system, the reselling of airtime from a third party satellite system, the utilization of SIMS on the cellular providers’ wireless networks, from its resellers and direct customers. These service revenues consist of subscriber-based and recurring monthly usage fees for each Communicator and SIMS activated for use. Usage fees charged to customers are based upon the amount, size and frequency of data transmitted by a customer, use of additional value-added services and the overall number of subscriber communicators and SIMS activated by each customer. Usage fees charged to the Company’s resellers are primarily based on the overall number of subscriber communicators and SIMS activated by the resellers and the total amount of data transmitted by their customers.

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts)

The Company also earns service revenues from extended warranty service agreements extending beyond the initial warranty period, typically one year, a one-time royalty fee relating to the manufacture of subscriber communicators under a manufacturing agreement and fees from providing engineering, technical and management support services to customers.

Revenues from the activation of both subscriber communicators and SIMS are initially recorded as deferred revenues and are, thereafter, recognized ratably over the term of the agreement with the customer, generally four years, which is the estimated life of the Communicator. Revenues from extended warranty service agreements extending beyond the initial warranty period of one year are initially recorded as deferred revenues and are, thereafter, recognized ratably into income over the term of the agreements, generally two to five years. Revenues generated from royalties relating to the manufacture of subscriber communicators by third parties are recognized when the third party notifies the Company of the units it has manufactured and a unique serial number is assigned to each unit by the Company.

Product revenues are derived from sales of subscriber communicators and SIMS and are recognized when the products are shipped or when customers accept the products, depending on the specific contractual terms. Sales of subscriber communicators and SIMS are not subject to return and title and risk of loss pass to the customer generally at the time of shipment.

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

Costs of revenues

Costs of services is comprised of expenses to operate the Company’s network, such as payroll and related costs, including stock-based compensation, and usage fees to third-party networks. Costs of products includes the purchase price of subscriber communicators and SIMS sold, costs of warranty obligations, shipping charges, as well as operational costs of the Company’s employees and inventory management to fulfill customer orders.

Foreign currency translation

The Company has foreign operations where the functional currency is the local currency. For operations where the local currency is the functional currency, assets and liabilities are translated using end-of-period exchange rates; revenues, expenses and cash flows are translated using average rates of exchange. Equity is translated at the rate of exchange at the date of the equity transaction. Translation adjustments are recognized in stockholders’ equity as a component of accumulated other comprehensive income (loss). Foreign currency transaction gains and losses related to assets and liabilities that are denominated in a currency other than the functional currency are included in other income (expense) in the consolidated statements of operations. For the years ended December 31, 2014 and 2013, the Company recorded a foreign exchange gain of $207 and loss of $32, respectively. For the year ended December 31, 2012 the Company recorded foreign exchange gains of $92.

Fair value of financial instruments

The Company has no financial assets or liabilities that are measured at fair value on a recurring basis. However, if certain triggering events occur the Company is required to evaluate the non-financial assets for impairment and any resulting asset impairment would require that a non-financial asset be recorded at the fair value. FASB ASC Topic 820 “Fair Value Measurement Disclosure”, prioritizes inputs used in measuring fair value into a hierarchy of three levels: Level 1- unadjusted quoted prices for identical assets or liabilities traded in active markets, Level 2- inputs other than quoted prices included within Level 1 that are either directly or indirectly observable; and Level 3- unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions that market participants would use in pricing. The carrying value of the Company’s financial instruments, including cash, accounts receivable, note receivable and accounts payable approximated their fair value due to the short-term nature of these items. The carrying value of the Company’s Initial Term Loan Facility approximated its fair value due to the recent issuance. The fair value of the Note payable-related party is de minimis.

Cash and cash equivalents

The Company considers all liquid investments with original maturities of three months or less, at the time of purchase, to be cash equivalents. At December 31, 2014, the Company had a cash balance of $91,565.

Cash held for acquisition

The Company designated $123,000 as cash held for acquisition, of which $122,500 was used to fund the SkyWave Acquisition in 2015, as described in “Note 20 – Subsequent Events,” and $500 will be used towards working capital adjustments, if any, pursuant to the working capital settlement arrangement.

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts)

Concentration of risk

The Company’s customers are primarily commercial organizations. Accounts receivable are generally unsecured.

Accounts receivable are due in accordance with payment terms included in contracts negotiated with customers. Amounts due from customers are stated net of an allowance for doubtful accounts. The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time accounts are past-due, the customer’s current ability to pay its obligations to the Company and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they are deemed uncollectible.

At December 31, 2014, accounts receivable includes $1,289 due from contract manufacturers. No such amounts were due at December 31, 2013.

The following table presents customers with revenues greater than 10% of the Company’s consolidated total revenues for the periods shown:

	Years ended December 31,
	2014	2013	2012
Caterpillar Inc.	12.4%	17.3%	17.7%
Komatsu Ltd.	10.6%	12.1%	12.0%

The following table presents customers with accounts receivable greater than 10% of the Company’s consolidated accounts receivable for the periods shown:

	December 31,
	2014	2013
Walmart Stores, Inc.	15.0%	—
Caterpillar Inc.	13.6%	20.9%

As of December 31, 2014, the Company did not maintain in-orbit insurance coverage for its first generation satellites to address the risk of potential systemic anomalies, failures or catastrophic events affecting its satellite constellation.

In connection with the next-generation satellite launch, as discussed in “Note 6 – Satellite Network and Other Equipment,” the Launch One coverage, as defined below, under the in-orbit insurance obtained by the Company in April 2014, took effect in July 2014. Refer to “Note 16 – Commitments and Contingencies” for more information regarding the coverage obtained through the policy.

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

Satellite network and other equipment

Satellite network and other equipment are stated at cost less accumulated depreciation and amortization. Major renewals and improvements are capitalized, while maintenance and repairs are charged to operations as incurred.

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts)

Depreciation and amortization are recognized using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of their useful life or their respective lease term. The following table provides the range of estimated useful lives used for each asset type:

Useful life (years)
Satellite network	1-10
Capitalized software	3-7
Computer hardware	3
Other	2-7

Satellite network includes costs of the constellation of satellites, and the ground and control facilities, consisting of gateway earth stations, gateway control centers and the network control center (the “Ground Component”).

Assets under construction primarily consist of milestone payments pursuant to procurement agreements, which include the design, development, launch and other direct costs relating to the construction of the satellites and upgrades to the Company’s infrastructure and the Ground Component, as defined below. Once these assets are placed in service they will be transferred to satellite network and then depreciation will be recognized using the straight-line method over the estimated lives of the assets. As a result of the six OG2 satellites being placed into service during the third quarter of 2014, the Company reclassified $82,725 of costs out of assets under construction and into satellite network on September 15, 2014, and began depreciating the satellites over a 10-year life. During the year ended December 31, 2014, the Company recorded $2,431 of depreciation in connection with the satellites placed into service.

The Company capitalizes interest on its notes payable during the construction period of its next-generation satellites. Capitalized interest is added to the cost of the next-generation satellites not yet in service. For the years ended December 31, 2014, 2013 and 2012, interest capitalized was $4,713, $4,562 and $237 respectively.

The Company assesses satellite network and other equipment for impairment whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable. During the year ended December 31, 2014, the Company lost contact with one of its AIS microsatellites and recorded an impairment charge of $605 in its statement of operations. See “Note 6 – Satellite Network and Other Equipment” for additional details relating to the impairment of this satellite.

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

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts)

Capitalized software development costs

The Company capitalizes certain software development costs upon the establishment of technological feasibility. Technological feasibility is considered to have occurred upon completion of either a detail program design or a working model. Software development costs will be amortized over the estimated life of the project once it is has been released for commercial sale. No amortization expense was recorded for the years ended December 31, 2014, 2013 and 2012 as projects have not been released for sale.

Capitalized patent defense costs

The Company capitalizes costs incurred in connection with the defense of a patent when the defense is deemed probable of success, and the costs will increase the value of the patent.

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

The Company tests for an indication of goodwill impairment annually on November 30, by comparing the fair value of the reporting unit to the carrying value of the reporting unit. If there is an indication of impairment, the Company performs a “step two” test to measure the impairment. There was no impairment on goodwill for the years ended December 31, 2014, 2013 and 2012.

Intangible assets

Intangible assets that are not considered to have an indefinite life are amortized over their useful lives. Intangible assets include patents and technology, customer lists and trademarks. Intangible assets are amortized using the straight line method over the estimated useful lives of the assets.

Impairment of long-lived assets

The Company reviews its long-lived assets and amortizable intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In connection with this review, the Company also re-evaluates the periods of depreciation and amortization for these assets. The Company recognizes an impairment loss when the sum of the future undiscounted net cash flows expected to be realized from the asset is less than its carrying amount. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value, which is determined using the projected discounted future net cash flows, using the appropriate discount rate.

Warranty costs

The Company accrues for one-year warranty coverage on product sales estimated at the time of sale based on historical costs to repair or replace products for customers compared to historical product revenues. The warranty accrual is included in accrued liabilities on the consolidated balance sheet.

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

Pre-acquisition contingencies

The Company has evaluated pre-acquisition contingencies that existed as of the acquisition dates of the businesses acquired. If any pre-acquisition contingencies were acquired as part of the acquisition become probable and estimable, the Company will record such amounts at fair market value in the measurement period or the Company’s results of operations, as applicable.

Stock-based compensation

The Company measures and recognizes stock-based compensation expense for equity-based share payment awards made to employees and directors based on estimated fair values on the date of grant. For equity-based share payment awards, the Company recognizes compensation expense over the service period, net of estimated forfeitures using the straight-line method. For awards with non-market performance conditions, an evaluation is made at the grant date and future periods as to the likelihood of the performance criteria being met. Compensation expense is adjusted for changes in the likelihood of achieving the performance condition until the vesting date. For liability-based awards with market performance conditions, compensation expense is revalued at the end of each quarter based on the awards fair value using the graded vesting attribution method over the vesting period.

Recent accounting pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09 “Revenue from Contracts with Customers” (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts)

In June 2014, the FASB issued ASU No. 2014-12 “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU 2014-12”), which is effective for the fiscal years beginning after December 15, 2015. ASU 2014-12 requires a reporting entity to treat a performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. A reporting entity should apply FASB ASC Topic 718 “Compensation—Stock Compensation,” to awards with performance conditions that affect vesting. The Company does not expect the adoption of this standard to have any impact on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15 “Presentation of Financial Statements – Going Concern” (“ASU 2014-15”) related to the disclosures around going concern. The new standard provides guidance around management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The adoption of this standard is not expected to have any impact on the Company’s consolidated financial statements.

Note 3.    Acquisitions

Euroscan Holding B.V.

On March 11, 2014, pursuant to the Share Purchase Agreement entered into by the Company and MWL Management B.V., R.Q. Management B.V., WBB GmbH, ING Corporate Investments Participaties B.V. and Euroscan Holding B.V., as sellers (the “Share Purchase Agreement”), the Company completed the acquisition of 100% of the outstanding equity of Euroscan Holding B.V., including, indirectly, its wholly-owned subsidiaries Euroscan B.V., Euroscan GmbH Vertrieb Technischer Geräte, Euroscan Technology Ltd. and Ameriscan, Inc. (collectively, the “Euroscan Group” or “Euroscan”) for an aggregate consideration of (i) $29,163 (€20,999), subject to net working capital adjustments which have not yet been finalized and net cash (on a debt free, cash free basis); (ii) issuance of 291,230 shares of the Company’s common stock, valued at $7.70 per share, which reflected the Company’s closing price on the acquisition date; and (iii) additional contingent considerations of up to $6,547, (€4,714), (the “Euroscan Acquisition”). As this acquisition was effective on March 11, 2014, the results of operations of Euroscan were included in the condensed consolidated financial statements beginning March 12, 2014.

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts)

Purchase Price Allocation

The transaction has been accounted for using the Acquisition Method. The purchase price allocation has been finalized. During the year ended December 31, 2014, the Company recorded a measurement period adjustment relating to accounts receivable and other working capital adjustments, which impacted goodwill by $674. The estimated purchase price allocation for the acquisition is as follows:

Amount
Cash	$280
Accounts receivable	2,997
Inventory	1,385
Other current assets	540
Property, plant and equipment	324
Intangible assets	17,400
Other noncurrent assets	543

Total identifiable assets acquired	23,469

Accounts payable and accrued expenses	2,614
Deferred revenues	44
Deferred tax liabilities	4,558

Total liabilities assumed	7,216

Net identifiable assets acquired	16,253
Goodwill	19,952

Total purchase price	$36,205

Contingent Consideration

Additional consideration is conditionally due to MWL Management B.V. and R.Q. Management B.V. upon achievement of financial and operational milestones. The fair value measurement of the contingent consideration obligation is determined using Level 3 unobservable inputs supported by little or no market activity based on the Company’s own assumptions. The estimated fair value of the contingent consideration was determined based on the Company’s preliminary estimates using the probability-weighted discounted cash flow approach. As of December 31, 2014, the Company recorded $989 in accrued expenses and $2,663 in other non-current liabilities on the condensed consolidated balance sheet. Changes in the fair value of the contingent consideration obligations are recorded in the condensed consolidated statement of operations. For the year ended December 31, 2014, the Company recorded a reduction in the contingent liability of $1,595 to SG&A expenses in the consolidated statements of operations. In addition, for the year ended December 31, 2014, charges of $439 were recorded in SG&A expenses for accretion associated with the contingent consideration.

Intangible Assets

The estimated fair value of the technology and trademark intangible assets was determined using the “relief from royalty method” under the income approach, which is a valuation technique that provides an estimate of the fair value of an asset based on the costs savings that are available through ownership of the asset by the avoidance of paying royalties to license the use of the assets from another owner (the “Technology and Trademark Valuation Technique”). The estimated fair value of the customer lists was determined using the “excess earnings method” under the income approach, which represents the total income to be generated by the asset. Some of the more significant assumptions inherent in the development of those asset valuations include the projected revenue associated with the asset, the appropriate discount rate to select in order to measure the risk

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts)

inherent in each future cash flow stream, the assessment of each asset’s life cycle, as well as other factors (the “Customer List Valuation Technique”). The discount rate used to arrive at the present value at the acquisition date of the customer lists, technology and trademarks was 17.5%. The remaining useful lives of the technology and trademarks were based on historical product development cycles, the projected rate of technology migration and a market participant’s use of these intangible assets and the pattern of projected economic benefit of these intangible assets. The remaining useful lives of customer lists were based on the customer attrition and the projected economic benefit of these customers.

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

Sensor Enabled Notification System

On October 1, 2013, the Company acquired certain assets and liabilities of Comtech Mobile Datacom Corporation’s Sensor Enabled Notification System (“SENS”) business for a total cash consideration of $1,978 (the “SENS Acquisition”). The SENS Acquisition gave the Company access to a customer base that included military, international, government and commercial customers, as well as expanded reach in growing regions, such as Middle East, Asia and South America.

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts)

Purchase Price Allocation

The transaction has been accounted for using the Acquisition Method. The Company’s purchase price allocation has been finalized as of September 30, 2014. The purchase price allocation for the acquisition is as follows:

Inventory	$485
Intangible assets	1,270

Total identifiable assets acquired	1,755
Accounts payable and accrued expenses	(8)

Net identifiable assets acquired	1,747

Goodwill	231

Total purchase price	$1,978

Intangible Assets

The fair values of the technology and trademarks were estimated using the Technology and Trademark Valuation Technique. The fair value of the customer lists was estimated based on the Customer List Valuation Technique. The discount rate used to arrive at the present value at the acquisition date of the customer lists, technology and trademarks was 43%. The remaining useful lives of the technology and trademarks were based on historical product development cycles, the projected rate of technology migration and a market participant’s use of these intangible assets and the pattern of projected economic benefit of these intangible assets. The remaining useful lives of customer lists were based on the customer attrition and the projected economic benefit of these customers.

	Estimated Useful life (years)	Amount
Customer lists	7	$980
Technology	10	260
Trademarks	3	30

		$1,270

Goodwill

The SENS Acquisition gives the Company access to a customer base that includes military, international, government and commercial customers as well as expanded reach in growing regions, such as the Middle East, Asia and South America. These factors contributed to a purchase price resulting in the recognition of goodwill. The acquired goodwill is deductible for income tax purposes.

GlobalTrak

On April 3, 2013, pursuant to the Asset Purchase Agreement dated March 13, 2013 among the Company and System Planning Corporation (“SPC” and collectively the “GlobalTrak Asset Purchase Agreement”), the Company acquired certain assets and liabilities of GlobalTrak for total consideration of $2,904, net of a working capital adjustment of $86 (the “GlobalTrak Acquisition). The GlobalTrak Acquisition gives the Company access to a customer base that includes military, international, government and commercial customers, as well as expanded reach in growing regions, such as the Middle East, Asia and South America.

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

Purchase Price Allocation

The transaction has been accounted for using the Acquisition Method. The Company’s purchase price allocation has been finalized as of April 2, 2014. The purchase price allocation for the acquisition is as follows:

Cash and cash equivalents	$1,204
Accounts receivable	343
Inventory	1,023
Other current assets	405
Equipment	13
Intangible assets	500

Total identifiable assets acquired	3,488

Accounts payable and accrued expenses	(879)
Deferred revenues	(1,707)
Warranty	(45)

Total liabilities assumed	(2,631)
Net identifiable assets acquired	857

Goodwill	2,047

Total purchase price	$2,904

Intangible Assets

The fair values of the technology and trade names and trademarks were estimated using the Technology and Trademark Valuation Technique. The fair value of the customer lists was estimated based on the Customer List Valuation Technique. The discount rate used to arrive at the present value at the acquisition date of the customer lists, technology and trade name and trademarks was 37%. The remaining useful lives of the technology and trade name and trademarks were based on historical product development cycles, the projected rate of technology migration and a market participant’s use of these intangible assets and the pattern of projected economic benefit of these intangible assets. The remaining useful lives of customer lists were based on the customer attrition and the projected economic benefit of these customers.

	Estimated useful life (in years)	Amount
Technology	10	$380
Trade names and trademarks	5	70
Customer lists	5	50

		$500

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts)

Goodwill

The GlobalTrak Acquisition gives the Company access to a customer base that includes military, international, government and commercial customers, as well as expanded reach in growing regions, such as the Middle East, Asia and South America. These factors contributed to the recognition of goodwill. The acquired goodwill is deductible for income tax purposes.

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

Contingent Consideration

Additional consideration in connection with the MobileNet Acquisition is conditionally due to MobileNet for the achievement of certain service revenue milestones attributable to the MobileNet business. The Company estimated the fair value of the contingent earn-out amounts using a probability-weighted discount model and a discount rate of 18%. The Company recorded a reduction of the contingent liability of $902 and $621 in SG&A expenses in the consolidated statement of operations in the year ended December 31, 2014 and 2013, respectively. As of December 31, 2014 the balance of the contingent liability, recorded in accrued expenses on the consolidated balance sheet, was $16. As of December 31, 2013, the balance of the contingent liability, recorded in other liabilities on the consolidated balance sheet, was $918. During the year ended December 31, 2014, the Company recorded charges of less than $1 in SG&A for accretion associated with the contingent consideration.

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts)

Purchase Price Allocation

The transaction has been accounted for using the Acquisition Method. The Company’s purchase price allocation has been finalized as of March 31, 2014. The purchase price allocation for the acquisition is as follows:

Accounts receivable	$363
Inventory	255
Other current assets	10
Intangible assets	3,460

Total identifiable assets acquired	4,088

Accrued expenses	(238)
Deferred revenues	(346)

Total liabilities assumed	(584)

Net identifiable assets acquired	3,504
Goodwill	2,900

Total purchase price	$6,404

Intangible Assets

The fair values of the technology and trade names and trademarks were estimated using the Technology and Trademark Valuation Technique. The fair value of the customer lists was estimated based on the Customer List Valuation Technique. The discount rate used to arrive at the present value at the acquisition date of the customer lists, technology and trade name and trademarks was 24%. The remaining useful lives of the technology and trade name and trademarks were based on historical product development cycles, the projected rate of technology migration and a market participant’s use of these intangible assets and the pattern of projected economic benefit of these intangible assets. The remaining useful lives of customer lists were based on the customer attrition and the projected economic benefit of these customers.

	Estimated useful life (in years)	Amount
Customer lists	10	$2,600
Technology	10	730
Trademarks	5	130

		$3,460

Goodwill

The MobileNet Acquisition will enable the Company to offer MobileNet’s complete fleet management solution directly to original equipment manufacturers, dealers and fleet owners. These factors contributed to a purchase price resulting in the recognition of goodwill. The acquired goodwill is deductible for income tax purposes.

Indemnification Asset

In connection with the MobileNet Asset Purchase Agreement, the Company entered into an escrow agreement with MobileNet and an escrow agent. Under the terms of this escrow agreement, 164,672 shares of common stock were issued to MobileNet and placed in an escrow account for up to fifteen months to fund any

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts)

indemnification obligations to the Company primarily relating for breaches of representations and warranties made by MobileNet. Under the terms of the escrow agreement, MobileNet will retain all rights and privileges of ownership of the common stock placed in the escrow account. Further subject to certain resale restrictions, MobileNet has the right to sell any of the common stock that was placed in escrow provided that all proceeds of any such sale are deposited directly with the escrow agent. In the event that the Company believes that an indemnity obligation of MobileNet has arisen under the MobileNet Asset Purchase Agreement, the Company shall have the right to provide written notice to the escrow agent and MobileNet setting forth a description of the distribution event and the number of shares of the Company’s common stock and or amount of cash to be distributed to the Company from the escrow account. The Company will direct the escrow agent to release to the Company from the escrow account a number of shares of common stock equal to the distribution amount valued at the 20-day average closing price from April 1, 2013. As of December 31, 2014, the Company has not recorded an indemnification asset for any indemnity obligations of MobileNet arising under the MobileNet Asset Purchase Agreement. During the year ended December 31, 2014, the Company released all 164,672 shares of common stock from escrow.

PAR Logistics Management Systems

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

Contingent earn-out consideration

Additional consideration in connection with the LMS Acquisition is conditionally due to LMS for the achievement of certain subscriber target milestones through 2014. The Company estimated the fair value of the contingent earn-out amounts using a probability-weighted discounted cash flow model. The Company recorded a reduction of the contingent liability of $106, $382 and $150 in SG&A expenses in the consolidated statement of operations in the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014 the balance of the contingent liability, recorded in accrued expenses on the consolidated balance sheet, was $109. As of December 31, 2013, $24 was included in accrued liabilities and $184 was included in other liabilities in the consolidated balance sheet. For the year ended December 31, 2014, charges of $32 were recorded to SG&A for accretion associated with the contingent consideration.

Goodwill

The LMS Acquisition will enhance the Company’s position in transportation solutions and expands its satellite, terrestrial and dual mode offerings. In addition, the acquisition furthers the Company’s growth strategy by enhancing its value-added services while expanding its customer base and enables the Company to improve economies of scale in manufacturing and service delivery. These factors contributed to the purchase price resulting in the recognition of goodwill. The acquired goodwill is deductible for income tax purposes.

Indemnification Asset

PAR and the Company have agreed to release $843 from escrow to PAR. During the year ended December 31, 2013, the Company and PAR have agreed to release the remaining balance of $285 to the Company. The resolution of the claim exceeded the one-year measurement period and therefore was recorded to other income in the Company’s consolidated statements of operations for the year ended December 31, 2013.

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts)

StarTrak

On May 16, 2011, pursuant to an Asset Purchase Agreement dated February 23, 2011 among the Company, Alanco Technologies (“Alanco”) and StarTrak Systems, LLC (“StarTrak”), the Company acquired substantially all of the assets of StarTrak, a wholly-owned subsidiary of Alanco, for total consideration of $18,242 (the “StarTrak Acquisition”). The acquisition of StarTrak enabled the Company to create a global technology platform to transfer capabilities across new and existing vertical markets and deliver complementary products to the Company’s channel partners and resellers worldwide.

Warranty Liabilities and Escrow Agreement

As a result of the StarTrak Acquisition, the Company recorded warranty obligations on StarTrak’s product sales, which provide for costs to replace or fix the product. One-year warranty coverage is accrued on product sales which provide for costs to replace or fix the product.

Additionally, in connection with the StarTrak Acquisition, the Company entered into an escrow agreement with Alanco. Under the terms of the escrow agreement, 166,611 shares of common stock were issued to Alanco and placed in an escrow account to cover 50% of certain costs relating to fuel sensor warranty obligations incurred by the Company. On February 24, 2014 the Company and Alanco entered into a settlement agreement to distribute the 166,611 shares of common stock from the escrow account to Alanco. In consideration for agreeing to distribute these shares of common stock, the Company received $691 from Alanco. The Company recorded a loss of $97 for the difference between the value of the indemnification asset and the amount received from Alanco, which was recorded in SG&A expenses in the consolidated statements of operations in the year ended December 31, 2014. In addition, the Company recorded a gain of $126 on the fair value of the common stock held in escrow. This gain was recorded as a reduction to SG&A expenses in the consolidated statement of operations in the year ended December 31, 2014.

Pro Forma Results for the Acquisitions of GlobalTrak and LMS

The following table presents the unaudited pro forma results of the Company and GlobalTrak for the years ended December 31, 2013 and 2012 and LMS for the year ended December 31, 2012, as though the companies had been combined as of the beginning of each of the periods presented. The pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of each period presented.

The supplemental pro forma revenues, net income (loss) attributable to ORBCOMM Inc. and the net income attributable to common stockholders for the period presented in the table below were adjusted to include the amortization of the intangible assets and income tax expense calculated from January 1, 2012 for GlobalTrak and LMS to the acquisition dates. Also the supplemental pro forma information was adjusted to exclude acquisition costs directly related to GlobalTrak and LMS.

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts)

The amount of GlobalTrak’s revenues and net loss included in the Company’s consolidated statements of operations from the acquisition date to December 31, 2013 and GlobalTrak and LMS results of operations of the combined entity had the acquisition dates been January 1, 2012 are as follows:

	Revenues	Net Income (loss) Attributable to ORBCOMM Inc.	Net Income (loss) Attributable to Common Stockholders
Actual from April 4, 2013 to December 31, 2013	$4,982	$(229)	$(229)

Supplemental proforma for the year ended December 31, 2013 (GlobalTrak)	$74,876	$4,134	$4,075

Supplemental proforma for the year ended December 31, 2012 (GlobalTrak and LMS)	$65,876	$6,611	$6,542

Note 4.    Stock-based Compensation

The Company’s share-based compensation plans consist of its 2006 Long-Term Incentives Plan (the “2006 LTIP”) and its 2004 Stock Option Plan. As of December 31, 2014, there were 2,878,932 shares available for grant under the 2006 LTIP.

For the years ended December 31, 2014, 2013 and 2012, the Company recognized stock-based compensation expense of $3,610, $2,973 and $1,801, respectively. For the years ended December 31, 2014, 2013 and 2012, the Company capitalized stock-based compensation of $307, $130 and $80, respectively. The Company has not recognized and currently does not expect to recognize in the foreseeable future, any tax benefit related to stock-based compensation as a result of the full valuation allowance on its net deferred tax assets and its net operating loss carryforwards generated in the U.S.

The following table summarizes the components of stock-based compensation expense in the condensed consolidated statements of operations for the years ended December 31, 2014, 2013 and 2012:

	Years ended December 31,
	2014	2013	2012
Cost of services	$203	$303	$286
Cost of product sales	53	114	19
Selling, general and administrative	3,135	2,316	1,346
Product development	219	240	150

Total	$3,610	$2,973	$1,801

As of December 31, 2014, the Company had unrecognized compensation costs for all share-based payment arrangements totaling $3,338.

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

Time-Based Stock Appreciation Rights

A summary of the Company’s time-based SARs for the year ended December 31, 2014 is as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2014	3,611,567	$4.20
Granted	480,700	6.62
Exercised	(160,200)	3.29
Forfeited or expired	(78,700)	4.73

Outstanding at December 31, 2014	3,853,367	$4.53	6.31	$8,081

Exercisable at December 31, 2014	3,222,367	$4.22	5.70	$7,783

Vested and expected to vest at December 31, 2014	3,853,367	$4.53	6.31	$8,081

For the years ended December 31, 2014, 2013 and 2012, the Company recorded stock-based compensation expense of $1,659, $1,412 and $993 relating to the SARs, respectively. As of December 31, 2014, $1,972 of total unrecognized compensation cost relating to the SARs is expected to be recognized through October 2017.

The weighted-average grant date fair value of the SARs granted in 2014, 2013 and 2012 was $3.97, $3.31 and $2.23 per share, respectively.

For the year ended December 31, 2014, the intrinsic value of the SARs exercised was $530.

Performance-Based Stock Appreciation Rights

A summary of the Company’s performance-based SARs for the year ended December 31, 2014 is as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2014	865,713	$5.37
Granted	—	—
Exercised	(66,079)	3.49
Forfeited or expired	(13,600)	6.33

Outstanding at December 31, 2014	786,034	$5.51	5.35	$1,841

Exercisable at December 31, 2014	786,034	$5.51	5.35	$1,841

Vested and expected to vest at December 31, 2014	786,034	$5.51	5.35	$1,841

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts)

For the years ended December 31, 2014, 2013 and 2012, the Company recorded stock-based compensation expense of $47, $247 and $482 relating to the performance-based SARs, respectively. As of December 31, 2014, the Company had no unrecognized compensation cost related to these SARs.

The weighted-average grant date fair value of the performance-based SARs granted during the years ended December 31, 2013 and 2012 was $2.52 and $2.06 per share, respectively.

For the year ended December 31, 2014, the intrinsic value of the performance-based SARs exercised was $190.

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

	Years ended December 31,
	2014	2013	2012
Risk-free interest rate	1.77% to 1.94%	0.91% to 2.11%	0.11% to 1.41%
Expected life (years)	6.0	5.5 and 6.0	5.5 and 6.0
Estimated volatility factor	64.81% to 67.34%	67.56% to 69.92%	71.18% to 74.34%
Expected dividends	None	None	None

Time-Based Restricted Stock Units

In 2014, the Company granted 90,255 time-based RSUs, which vest through March 2015.

A summary of the Company’s time-based RSUs for the year ended December 31, 2014 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Balance at January 1, 2014	85,270	$3.32
Granted	90,255	7.04
Vested	(75,270)	3.77
Forfeited or expired	(10,000)	3.38

Balance at December 31, 2014	90,255	$6.66

For the years ended December 31, 2014, 2013 and 2012, the Company recorded stock-based compensation expense of $592, $357 and $326 related to the RSUs, respectively. As of December 31, 2014, $74 of total unrecognized compensation cost related to the RSUs is expected to be recognized through March 2015.

Performance-based Restricted Stock Units

During the year ended December 31, 2014, the Company granted 125,650 performance-based RSUs, of which 95,723 are expected to vest in the first quarter of 2015. In addition, during the three months ended December 31, 2014, the Company granted 170,725 performance-based RSUs for 2015 financial and operational targets all of which are expected to vest in the first quarter of 2016.

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts)

A summary of the Company’s performance-based RSUs for the year ended December 31, 2014 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Balance at January 1, 2014	313,000	$4.26
Granted	296,375	6.47
Vested	(208,868)	3.96
Forfeited or expired	(78,982)	4.61

Balance at December 31, 2014	321,525	$6.41

For the years ended December 31, 2014 and 2013, the Company recorded stock-based compensation expense of $914 and $633 related to the performance-based RSUs, respectively. As of December 31, 2014, the Company has $1,292 of total unrecognized compensation cost related to these RSUs, of which $407 is expected to be recognized through the first quarter of 2015 and $885 is expected to be recognized through the first quarter of 2016.

The fair value of the time-based and performance-based RSU awards are based upon the closing stock price of the Company’s common stock on the date of grant.

Performance Units

The Company grants Market Performance Units (“MPUs”) to its senior executives based on stock price performance over a three-year period measured on December 31 for each performance period. The MPUs will vest at the end of each performance period only if the Company satisfies the stock price performance targets and continued employment by the senior executives through the dates the Compensation Committee has determined that the targets have been achieved. The value of the MPUs that will be earned each year ranges up to 15% of each of the senior executives’ base salaries in the year of the grant depending on the Company’s stock price performance target for that year. The value of the MPUs can be paid in either cash or common stock or a combination at the Company’s option. The MPUs are classified as a liability and are revalued at the end of each reporting period based on the awards fair value over a three-year period.

As of December 31, 2014, the compensation committee determined that the stock price performance target was partially achieved for the fiscal year 2014. As a result, in January 2015, the Company issued 54,800 shares of its common stock as form of payment for achieving the fiscal year 2014 performance target.

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

	Years Ended December 31,
	2014	2013
Risk-free interest rate	0.25% to 1.10%	0.13% to 0.78%
Estimated volatility factor	39.00% to 41.00%	40.00%
Expected dividends	None	None

For the years ended December 31, 2014 and 2013, the Company recorded stock-based compensation of $398 and $324 relating to these MPUs, respectively. As of December 31, 2012, the value of the MPUs was insignificant.

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts)

Stock Options

Options granted under the 2004 Stock Option Plan have a maximum term of 10 years and vest over a period determined by the Company’s Board of Directors (generally four years) at an exercise price per share determined by the Board of Directors at the time of the grant. The 2004 stock option plan expires 10 years from the effective date, or when all options have been granted, whichever is sooner. The Company did not grant stock options in 2014, 2013 and 2012.

A summary of the status of the Company’s stock options as of December 31, 2014 is as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2014	88,446	$4.04
Granted	—	—
Exercised	(20,792)	2.98
Forfeited or expired	(17,654)	2.91

Outstanding at December 31, 2014	50,000	$4.88	0.33	$83

Exercisable at December 31, 2014	50,000	$4.88	0.33	$83

Vested and expected to vest at December 31, 2014	50,000	$4.88	0.33	$83

For the year ended December 31, 2014, the intrinsic value of the stock options exercised was $74.

Note 5.    Net Income (Loss) Attributable to ORBCOMM Inc. Common Stockholders

The Company accounts for earnings per share (“EPS”) in accordance with ASC Topic 260, “Earnings Per Share” (“ASC 260”) and related guidance, which requires two calculations of EPS to be disclosed: basic and diluted. The numerator in calculating basic and diluted EPS is an amount equal to the net (loss) income attributable to ORBCOMM Inc. common stockholders for the periods presented. The denominator in calculating basic EPS is the weighted average shares outstanding for the respective periods. The denominator in calculating diluted EPS is the weighted average shares outstanding, plus the dilutive effect of stock option grants, unvested SAR and RSU grants and shares of Series A convertible preferred stock for the respective periods. The following sets forth the basic calculations of EPS for the years ended December 31, 2014, 2013 and 2012 and the diluted calculations of EPS for the years ended December 31, 2013 and 2012:

	Years ended December 31,
(In thousands, expect per share data)	2014	2013	2012
Net (loss) income attributable to ORBCOMM Inc. common stockholders	$(4,721)	$4,540	$8,673

Weighted average number of common shares outstanding:
Basic number of common shares outstanding	56,684	47,420	46,635
Dilutive effect of grants of stock options, unvested SAR’s and RSU’s and shares of Series A convertible preferred stock	—	1,350	879

Diluted number of common shares outstanding	56,684	48,770	47,514

Earnings per share:
Basic	$(0.08)	$0.10	$0.19
Diluted	$(0.08)	$0.09	$0.18

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts)

The following represents amounts not included in the above calculation of diluted EPS as their impact was anti-dilutive under the treasury stock method:

	Years Ended December 31,
(Shares in thousands)	2013	2012
SAR’s	3,591	4,080
RSU’s	333	19
Stock Options	—	590

The computation of net (loss) income attributable to ORBCOMM Inc. common stockholders for the years ended December 31, 2014, 2013 and 2012 is as follows:

	Years Ended December 31,
	2014	2013	2012
Net (loss) income attributable to ORBCOMM Inc.	$(4,684)	$4,599	$8,742
Preferred stock dividends on Series A convertible preferred stock	(37)	(59)	(69)

Net (loss) income attributable to ORBCOMM Inc. common stockholders	$(4,721)	$4,540	$8,673

Note 6.    Satellite Network and Other Equipment

Satellite network and other equipment consisted of the following:

	December 31,
	2014	2013
Land	$381	$381
Satellite network	116,444	29,362
Capitalized software	7,013	4,563
Computer hardware	2,761	2,419
Other	4,703	2,125
Assets under construction	81,099	118,806

	212,401	157,656
Less: accumulated depreciation and amortization	(31,780)	(24,628)

	$180,621	$133,028

During the years ended December 31, 2014 and 2013, the Company capitalized costs attributable to the design and development of internal-use software in the amount of $2,777 and $1,754, respectively.

Depreciation and amortization expense for the years ended December 31, 2014, 2013 and 2012 was $8,061, $4,616 and $3,800, respectively. This includes amortization of internal-use software of $969, $611 and $388 for the years ended December 31, 2014, 2013 and 2012, respectively.

Assets under construction primarily consist of milestone payments pursuant to procurement agreements which includes the design, development, launch and other direct costs relating to the construction of the next-generation satellites and upgrades to its infrastructure and ground segment. Refer to “Note 16 — Commitments and Contingencies” for more information regarding the construction of the Company’s next-generation satellites.

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts)

On July 14, 2014, the Company launched six of its ORBCOMM Generation 2 (“OG2”) satellites aboard a Space Exploration Technologies Corp. (“SpaceX”) Falcon 9 launch vehicle. The OG2 satellites were separated from the Falcon 9 vehicle into orbit. On September 15, 2014, following an in-orbit testing period, the Company initiated commercial service for the six OG2 satellites. The satellites provide both M2M messaging and AIS service for its global customers. As a result of the six satellites being placed into service, the Company reclassified $82,725 of costs out of assets under construction and into satellite network on September 15, 2014, and began depreciating the satellites over a 10-year life. During the year ended December 31, 2014, the Company recorded $2,431 of depreciation in connection with the satellites placed into service.

In the quarter ended December 31, 2014, the Company recorded an impairment loss on one of the Company’s AIS satellites. Upon abandonment of the satellite on December 15, 2014, the Company no longer expects future cash flows to be generated from this asset. The impairment loss of $605 was determined based on the carrying value of the asset at the time of the impairment and was recorded in the statement of operations in the year ended December 31, 2014. As a result, the Company decreased the Satellite network by $1,477 and associated accumulated depreciation by $872 to write off and fully depreciate the asset.

During the year ended December 31, 2013, the Company lost communications with one of its plane C satellites. The Company does not expect the loss of this satellite to materially affect its business. The satellite was fully depreciated.

Note 7.    Restricted Cash

Restricted cash principally consists of the remaining cash collateral for a performance bond required by the U.S. Federal Communications Commission (“FCC”) in connection with the construction, launch and operation of the next-generation satellites that was authorized in the March 21, 2008 FCC Space License modification. Under the terms of the performance bond, the cash collateral will be reduced in increments of $1,000 upon completion of specified milestones. The Company certified completion of the fourth milestone and the FCC refunded the Company $1,000 in October 2014. Accordingly, as of December 31, 2014, the remaining balance of restricted cash recorded on the consolidated balance sheet is $1,195.

Note 8.    Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price of an acquired business over the estimated fair values of the underlying net tangible and intangible assets.

Goodwill consisted of the following:

Amount
Balance at January 1, 2014	$20,335
Additions through acquisitions	19,952
Measurement period adjustments	(417)

Balance at December 31, 2014	$39,870

During the year ended December 31, 2014, the following key items impacted goodwill:

•	The Company recognized goodwill of $19,952 in connection with the Euroscan Acquisition;

•	The Company reduced its warranty liabilities in connection with the GlobalTrak Acquisition and recognized a decrease in goodwill of $250; and

•

The Company recognized a decrease in goodwill of $167 in connection with an agreement entered into by the Company and SPC to settle claims relating to breaches of representation and warranties under the GlobalTrak Asset Purchase Agreement.

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts)

Goodwill is allocated to the Company’s one reportable segment which is its only reporting unit.

The Company’s intangible assets consisted of the following:

	Useful life (years)	December 31, 2014			December 31, 2013
		Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Customer lists	5, 7, 10 and 12	$21,850	$(2,939)	$18,911	$7,450	$(1,183)	$6,267
Patents and technology	5 and 10	8,473	(2,259)	6,214	5,980	(1,398)	4,582
Trade names and trademarks	3, 5 and 10	1,690	(481)	1,209	1,090	(303)	787

		$32,013	$(5,679)	$26,334	$14,520	$(2,884)	$11,636

The weighted-average amortization period for the intangible assets is 10.81 years. The weighted-average amortization periods for customer lists, patents and technology and trademarks are 11.27, 9.73 and 9.30 years, respectively.

Amortization expense for the years ended December 31, 2014, 2013 and 2012 was $2,795, $1,385 and $1,024, respectively.

Estimated amortization expense for intangible assets is as follows:

Years ending December 31,
2015	3,091
2016	3,089
2017	2,939
2018	2,902
2019	2,889
Thereafter	11,424

$26,334

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts)

Note 9.    Accrued Liabilities

The Company’s accrued liabilities consisted of the following:

	December 31,	December 31,
	2014	2013
Accrued compensation and benefits	$4,453	$3,438
Warranty	1,470	2,199
Corporate income tax payable	455	81
Contingent earn-out amount	1,115	24
AIS deployment and license agreement	8	192
Accrued satellite network and other equipment	1,188	212
Milestone payable	5,460	—
Accrued interest expense	1,083	—
Accrued acquisition-related and integration costs	417	—
Accrued credit facility financing fees	734	—
Other accrued expenses	3,953	3,681

	$20,336	$9,827

For the years ended December 31, 2014 and 2013, changes in accrued warranty obligations consisted of the following:

	December 31,
	2014	2013
Balance at January 1,	$2,199	$2,762
Warranty liabilities assumed from acquisitions	96	300
Amortization of fair value adjustment of warranty liabilities acquired through acquisitions	(164)	(47)
Reduction of warranty liabilities assumed in connection with acquisitions	(720)	—
Warranty expense	692	394
Warranty charges	(633)	(1,210)

Balance at December 31,	$1,470	$2,199

Note 10.    Deferred Revenue

Deferred revenues consisted of the following:

	December 31,
	2014	2013
Service activation fees	$3,411	$3,135
Prepaid services	2,509	1,949
Prepaid product revenues	15	104
Warranty revenues	169	272

	6,104	5,460
Less current portion	(3,525)	(3,087)

Long-term portion	$2,579	$2,373

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts)

Note 11.    Note Payable — Related Party

In connection with the acquisition of a majority interest in Satcom in 2005, the Company recorded an indebtedness to OHB Technology A.G. (formerly known as OHB Teledata A.G.), a stockholder of the Company. At December 31, 2014 and 2013, the principal balance of the note payable was €1,138 and it had a carrying value of $1,389 and $1,571, respectively. The carrying value was based on the note’s estimated fair value at the time of acquisition. The difference between the carrying value and principal balance was being amortized to interest expense over the estimated life of the note of six years which ended in September 30, 2011. This note does not bear interest and has no fixed repayment term. Repayment will be made from the distribution profits, as defined in the note agreement, of ORBCOMM Europe LLC, a wholly owned subsidiary of the Company. The note has been classified as long-term and the Company does not expect any repayments to be required prior to December 31, 2015.

Note 12.    Note Payable

$45,000 9.5% Senior Notes

On January 4, 2013, the Company issued $45,000 aggregate principal amount of Senior Notes (“Senior Notes”) due January 4, 2018. Interest is payable quarterly at a rate of 9.5% per annum. The Senior Notes are secured by a first priority security interest in substantially all of the Company’s and its subsidiaries’ assets. The covenants in the Senior Notes limits the Company’s ability to, among other things, (i) incur additional indebtedness and liens; (ii) sell, transfer, lease or otherwise dispose of the Company’s or subsidiaries assets; or (iii) merge or consolidate with other companies. The Company is also required to obtain launch and one year in-orbit insurance for the next-generation satellites under the terms of the Senior Notes. The Company must also comply with a maintenance covenant of either having available liquidity of $10,000 (the sum of (a) cash and cash equivalents plus (b) the total amount available to be borrowed under a working capital facility) or a leverage ratio (consolidated total debt to consolidated adjusted EBITDA, adjusted for stock-based compensation, certain other non-cash items and other agreed upon other charges) of not more than 4.5 to 1.0. In connection with the issuance of the Senior Notes, the Company incurred approximately $1,390 of debt issuance costs. For the years ended December 31, 2014 and 2013, amortization of the debt issuance costs was $209 and $265, respectively. For the years ended December 31, 2014 and 2013, the Company capitalized all of the interest expense and amortization of the debt issuance costs to construction of the next-generation satellites.

The Senior Notes were redeemed in full on October 10, 2014, resulting in an early termination penalty of $1,800 and an additional expense associated with the remaining unamortized debt issuance cost.

Secured Credit Facilities

On September 30, 2014, the Company entered into a credit agreement (the “Credit Agreement”) with Macquarie CAF LLC (“Macquarie” or the “Lender”) in order to refinance the Company’s Senior Notes. Pursuant to the Credit Agreement, the Lender provided secured credit facilities (“the Secured Credit Facilities”) in an aggregate amount of $160,000 comprised of (i) a term loan facility in an aggregate principal amount of up to $70,000 (the “Initial Term Loan Facility”); (ii) a $10,000 revolving credit facility (the “Revolving Credit Facility”); (iii) a term loan facility in an aggregate principal amount of up to $10,000 (the “Term B2”), the proceeds of which were used in 2015 to finance the InSync Acquisition, as described in “Note 20—Subsequent Events”; and (iv) a term loan facility in an aggregate principal amount of up to $70,000 (the “Term B3”), which was funded on December 30, 2014, the proceeds of which were used in 2015 to finance the SkyWave Acquisition, as described in “Note 20—Subsequent Events.” Proceeds of the Initial Term Loan Facility and Revolving Credit Facility were funded on October 10, 2014 and were used to repay in full the Company’s Senior Notes and pay certain related fees, expenses and accrued interest, as well as for general corporate purposes.

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts)

The Secured Credit Facilities mature five years after the initial fund date of the Initial Term Loan Facility, October 10, 2014 (the “Maturity Date”), but are subject to mandatory prepayments in certain circumstances. The Secured Credit Facilities will bear interest, at the Company’s election, of a per annum rate equal to either (a) a base rate plus 3.75% or (b) LIBOR plus 4.75%, with a LIBOR floor of 1.00%.

The Secured Credit Facilities are secured by a first priority security interest in substantially all of the Company’s and its subsidiaries’ assets. Subject to the terms set forth in the Credit Agreement, the Company may make optional prepayments on the Secured Credit Facilities at any time prior to the Maturity Date. The remaining principal balance is due on the Maturity Date.

The Credit Agreement contains customary representations and warranties, conditions to funding, covenants and events of default. The covenants set forth in the Credit Agreement include, among other things, prohibitions on the Company and its subsidiaries against incurring certain indebtedness and investments (other than permitted acquisitions and other exceptions as specified therein), providing certain guarantees and incurring certain liens. In addition, the Credit Agreement includes a leverage ratio and consolidated liquidity covenant, as defined, whereby the Company is permitted to have a maximum consolidated leverage ratio as of the last day of any fiscal quarter of up to 5.00 to 1.00 and a minimum consolidated liquidity of $7,500 as of the last day of any fiscal quarter. The Credit Agreement provides for certain events of default, the occurrence of which could result in the acceleration of the Company’s obligations under the Credit Agreement. In addition, the Company is required to retain its current OG2 in orbit insurance for its next-generation satellite launch, as described in “Note 16 — Commitment and Contingencies.”

In connection with entering into the Credit Agreement, and the subsequent funding of the Initial Term Loan Facility, Revolving Credit Facility and the Term B3 Facility, the Company incurred approximately $4,287 of debt issuance costs. For the year ended December 31, 2014, amortization of the debt issuance costs was $117. For the year ended December 31, 2014, the Company capitalized all of the interest expense and amortization of the debt issuance costs associated with the Initial Term Loan Facility and Revolving Credit Facility to construction of the next-generation satellites.

As of December 31, 2014, the Company was in compliance with all financial covenants.

$3,900 6% Notes

On May 16, 2011, the Company issued a $3,900 6% secured promissory note to an existing lender and stockholder of Alanco. The note bore interest at 6.00% per annum. On January 4, 2013, the remaining unpaid principal amount of $3,450 and unpaid interest was repaid as a condition of the Company issuing the Senior Notes discussed above.

Note 13.    Stockholders’ Equity

Preferred stock

The Company currently has 50,000,000 shares of preferred stock authorized and outstanding.

Series A convertible preferred stock

As part of the purchase price for the StarTrak Acquisition in 2011, the Company issued 183,550 shares of Series A convertible preferred stock.

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts)

Key terms of the Series A convertible preferred stock are as follows:

Dividends

Holders of the Series A convertible preferred stock are entitled to receive a cumulative 4% dividend annually (calculated on the basis of the redemption price of $10.00 per share) payable quarterly in additional shares of the Series A convertible preferred stock. During the years ended December 31, 2014 and 2013, the Company issued dividends in the amount of 3,769 and 5,932 shares to the holders of the Series A Convertible preferred stock, respectively. As of December 31, 2014, dividends in arrears was $8.

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

On November 10, 2014, the Company completed a public offering of 14,785,714 shares of common stock, including 1,928,571 shares sold upon full exercise of the underwriters’ over-allotment option, at a price of $5.60 per share. The Company received net proceeds of approximately $78,131 after deducting underwriters’ discounts and commissions and offering costs.

At December 31, 2014, the Company has reserved 7,980,113 shares of common stock for future issuances related to employee stock compensation plans.

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts)

Note 14.    Segment Information

The Company operates in one reportable segment, M2M data communications. Other than satellites in orbit, long-lived assets outside of the United States are not significant. The following table summarizes revenues on a percentage basis by geographic region, based on the country in which the customer is located:

	Years ended December 31,
	2014	2013	2012
United States	76%	84%	82%
Japan	6%	8%	15%
Europe	14%	—	—
Other	4%	8%	3%

	100%	100%	100%

Note 15. Income Taxes

The following is a summary of the Company’s provision for income taxes for the years ended December 31, 2014, 2013 and 2012:

	December 31,
	2014	2013	2012
Current
Federal	$(10)	$36	$253
State	29	198	—
International	704	376	1,111

Total	723	610	1,364

Deferred:
Federal	(1,570)	1,363	2,529
State	(214)	335	297
International	(285)	35	180
Valuation allowance	1,754	(1,048)	(2,980)

Total	(315)	685	26

Income taxes	$408	$1,295	$1,390

United States and foreign income (loss) before income taxes for the years ended December 31, 2014, 2013 and 2012 is as follows:

	Years ended December 31,
	2014	2013	2012
United States	$(5,990)	$4,634	$6,126
Foreign	1,873	1,420	4,167

Total	(4,117)	$6,054	$10,293

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts)

The components of net deferred tax assets (liabilities) are as follows:

	December 31,
	2014	2013
Deferred tax assets:
Current deferred tax assets:
Deferred revenues	$1,280	$989
Allowance for doubtful accounts	1,173	887
Inventory	396	235
Deferred compensation	477	448
Bonus accruals	82	455
Vacation accrual	184	160
Deferred rent	59	15
Warranty accrual	419	668
Installment sale note receivable	9	9
Other	8	—

Total current deferred tax assets	4,087	3,866

Non-current deferred tax assets:
Intangibles	—	441
Acquisition related costs	1,158	653
Deferred revenues	930	958
Deferred compensation	3,546	2,751
Deferred rent	1,070	163
Accrued expenses	299	321
Installment sale note receivable	576	576
Foreign tax credit	1,646	1,646
Alternative minimum tax credit	329	340
Tax loss carryforwards and credits	1,913	1,397

Total non-current current deferred tax assets	11,467	9,246

Total deferred tax assets	15,554	13,112

Current deferred tax liabilities:
Accrued expenses	—	—
Unremitted earnings of Japan Subsidiary	—	—

Total current deferred tax liabilities	—	—

Non-current deferred tax liabilities:
Satellite network and other property	(2,134)	(1,396)
Intangible Assets	(3,586)
Goodwill	(1,752)	(1,043)

Total non-current current deferred tax liabilities	(7,472)	(2,439)

Total deferred tax liabilities	(7,472)	(2,439)

Net deferred tax assets before valuation allowance	8,082	10,673
Less valuation allowance	(12,913)	(11,235)

Net deferred tax asset (liabilities)	(4,831)	$(562)

Deferred tax assets, current	814	$623
Deferred tax assets, non-current	1,827	1,254
Deferred tax liabilities, non-current	(7,472)	(2,439)

Net deferred tax assets (liabilities)	(4,831)	$(562)

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts)

Income taxes differs from the amount computed by applying the statutory U.S. Federal income tax rate because of the effect of the following items:

	Years Ended December 31,
	2014	2013	2012
Income tax expense at U.S. statutory rate of 34%	$(1,400)	$2,063	$3,500
State income taxes, net of federal benefit	(195)	466	196
Effect of foreign subsidiaries	163	7	146
Unremitted earnings of Japan subsidiary	—	—	2,455
Foreign tax credit	—	—	(1,646)
Other permanent items	257	(193)	(13)
Permanent items in connection with the purchase of Euroscan	219	—	—
Permanent items for the fair value adjustment of the Euroscan contingent consideration	(390)	—	—
Permanent items in connection with the purchase of noncontrolling interests in Satcom	—	—	(268)
Change in valuation allowance	1,754	(1,048)	(2,980)

Income tax	$408	$1,295	$1,390

In the year ended December 31, 2014, the Company recorded income taxes of $408, which included foreign income taxes of $378 from income generated by our international operations and $709 from the amortization of tax goodwill generated from the Company’s acquisitions, offset, in part, by deferred tax credits related to amortization of intangible assets with no tax basis.

In the year ended December 31, 2013, the Company’s provision for income taxes was primarily due to state income tax expense of $198, $645 from goodwill generated from the amortization of tax goodwill from the acquisitions and $452 from income generated from ORBCOMM Japan which operates in Japan.

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

As of December 31, 2014 and 2013, the Company maintained a valuation allowance against all of its net deferred tax assets, excluding goodwill, attributable to operations in the United States and all other foreign jurisdictions, except for Japan, as the realization was not considered more likely than not.

The net change in the total valuation allowance for the years ended December 31, 2014, 2013 and 2012 was $1,754, $1,048 and $2,980 respectively.

The Company recognizes tax benefits associated with the exercise of SARs and stock options and vesting of RSUs directly to stockholders’ equity only when the tax benefit reduces income tax payable on the basis that a cash tax savings has occurred. Accordingly, deferred tax assets are not recognized for net operating loss carryforwards resulting from tax benefits. As of December 31, 2014 and 2013, the Company has not recognized in its deferred tax assets an aggregate of $6,063 and $4,759 of windfall tax benefits associated with the exercise of SARs and stock options and the vesting of RSUs, respectively.

At December 31, 2014 and December 31, 2013, the Company had potentially utilizable federal and state net operating loss tax carryforwards of $10,019 and $7,078, respectively. The net operating loss carryforwards expire

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts)

at various times through 2034. At December 31, 2014 and December 31, 2013, the Company had potentially utilizable foreign net operating loss carryforwards of $5,642 and $5,944, respectively. The foreign net operating loss carryforwards expire on various dates through 2034.

The utilization of the Company’s net operating losses may be subject to a substantial limitation due to the “change of ownership provisions” under Section 382 of the Internal Revenue Code and similar state provisions. Such limitation may result in the expiration of the net operating loss carryforwards before their utilization.

As of December 31, 2014, the Company has not provided deferred income taxes on the undistributed earnings of its ORBCOMM Japan subsidiary. The amount of such earnings was $1,281. These earnings have been permanently reinvested and the Company does not plan to initiate action that would precipitate the payment of income taxes thereon. It is not practicable to estimate the amount of additional tax that might be payable on the undistributed earnings of its ORBCOMM Japan subsidiary.

During the years December 31, 2014, 2013 and 2012, the Company recorded no significant unrecognized tax benefits. Due to the existence of the Company’s valuation allowance, the uncertain tax benefits if recognized would not impact the Company’s effective income tax rate. The Company is subject to U.S. federal and state examinations by tax authorities from 2011. The Company does not expect any significant changes to its unrecognized tax positions during the next twelve months.

No interest and penalties related to uncertain tax positions were accrued at December 31, 2014, 2013 and 2012.

The following table is a reconciliation of the beginning and ending amount of unrecognized tax benefits:

	2014	2013	2012
Balance at January 1,	$775	$775	$775
Additions for tax positions related to prior years	—	—	—
Additions for tax positions	—	—	—
Reductions for tax positions of prior years	—	—	—
Settlements	—	—	—

Balance at December 31,	$775	$775	$775

As of December 31, 2014 and 2013, the unrecognized tax benefits have been recorded as a reduction to the Company’s federal and state net operating loss tax carryforwards in deferred tax assets.

Note 16.    Commitments and Contingencies

OG2 satellite procurement

On May 5, 2008, the Company entered into a procurement agreement with Sierra Nevada Corporation (“SNC”) pursuant to which SNC is constructing eighteen LEO satellites in three sets of satellites (“shipsets”) for the Company’s next-generation satellites (the “Initial Satellites”). Under the agreement, SNC is also providing launch support services, a test satellite (excluding the mechanical structure), a satellite software simulator and the associated ground support equipment.

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

On August 31, 2010, the Company entered into two additional task order agreements with SNC in connection with the procurement agreement discussed above. Under the terms of the launch vehicle changes task order agreement, SNC will perform the activities to launch eighteen of the Company’s next-generation satellites on a SpaceX Falcon 1e or Falcon 9 launch vehicle. The total price for the launch activities is cost reimbursable up to $4,110 and the contract is cancelable by the Company, less a credit of $1,528. Under the terms of the engineering change requests and enhancements task order agreement, SNC will design and make changes to each of the next-generation satellites in order to accommodate an additional payload-to-bus interface. The total price for the engineering changes requests is cost reimbursable up to $317. Both task order agreements are payable monthly as the services are performed, provided that with respect to the launch vehicle changes task order agreement, the credit in the amount of $1,528 will first be deducted against amounts accrued thereunder until the entire balance is expended.

On August 23, 2011, the Company and SNC entered into a definitive First Amendment to the procurement agreement (the “First Amendment”). The First Amendment amends certain terms of the procurement agreement and supplements or amends five separate task order agreements, between May 20, 2010 and December 15, 2010 (“Task Orders #1-5”). Between July 3, 2012 and April 18, 2014, the Company and SNC entered into five additional task order agreements for additional cost up to $2,700.

The First Amendment modifies the milestone payment schedule under the procurement agreement dated May 5, 2008 but does not change the total contract price (excluding optional satellites and costs under the Original Task Orders) of $117,000. Payments under the First Amendment extended into the second quarter of 2014, subject to SNC’s successful completion of each payment milestone. The First Amendment also settles the liquidated delay damages triggered under the procurement agreement and provides an ongoing mechanism for the Company to obtain pricing proposals to order up to thirty optional satellites substantially identical to the Initial Satellites for which firm fixed pricing previously had expired under the procurement agreement dated May 5, 2008. The Company anticipates $3,900 in total liquidated delay damages will be available to offset milestone and task order payments.

On March 20, 2014, the Company and SNC entered into a definitive Second Amendment to the procurement agreement (the “Second Amendment”). The Second Amendment amends certain terms of the procurement agreement dated May 5, 2008, as amended by the First Amendment and supplemented by nine separate Task Orders entered into prior to that date (collectively, “Task Orders #1-9”). The Second Amendment modifies the number of satellites in each shipset to reflect the actual number of satellites to be launched in each of the two missions. The Second Amendment also modifies the payment milestone schedule under the First Amendment but does not change the total contract price (excluding optional satellites and costs under Task Orders #1-9) of $117,000.

As of December 31, 2014, the Company has made milestone payments of $74,490 to SNC under the procurement agreement. The Company anticipates making payments of approximately $37,440 under the agreement during 2015.

On December 21, 2012, the Company and SpaceX entered into a Launch Services Agreement (the “Falcon 9 Agreement”) pursuant to which SpaceX will provide launch services (the “Launch Services”) for the carriage into LEO of up to 17 ORBCOMM next-generation satellites. Under the Falcon 9 Agreement, SpaceX will also provide to the Company satellite-to-launch vehicle integration and launch support services, as well as certain related optional services. The total price under the Falcon 9 Agreement (excluding any optional services) is

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts)

$42,600 subject to certain adjustments, which reflects pricing agreed under the 2009 agreement for Launch Services. The amounts due under the Falcon 9 Agreement are payable by the Company in installments from the date of execution of the Falcon 9 Agreement through the performance of each Launch Service.

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

On July 14, 2014, the Company launched six of its OG2 satellites aboard a SpaceX Falcon 9 launch vehicle. The OG2 satellites were separated from the Falcon 9 vehicle into orbit. On September 15, 2014, following an in-orbit testing period, the Company initiated commercial service for the six OG2 satellites. The satellites provide both M2M messaging and AIS service for its global customers.

As of December 31, 2014, the Company has made milestone payments of $36,935 under the Falcon 9 Agreement. The Company anticipates making payments of approximately $6,390 during 2015.

On September 21, 2012, SpaceX and the Company entered into a Secondary Payload Launch Services Agreement totaling $4,000 of the original $46,600 to launch the next-generation prototype which occurred on October 7, 2012.

In April 2014, the Company obtained launch and one year in-orbit insurance for the OG2 satellite program. For the first launch of six satellites, the Company obtained (i) a maximum total of $66,000 of launch plus one year in-orbit insurance coverage; and (ii) $22,000 of launch vehicle flight only insurance coverage (“Launch One”). The total premium cost for Launch One was $9,953. For the second launch of eleven satellites, the Company obtained (i) a maximum total of $120,000 of launch plus one year in-orbit insurance coverage; and (ii) $22,000 of launch vehicle flight only insurance coverage (“Launch Two”). The total premium cost for Launch Two is $16,454. In April 2014, the Company paid the total premium for Launch One and 5% of the total premium for Launch Two, with the balance of the premium cost for Launch Two becoming due 30 days prior to the scheduled launch of the second mission. The majority of the premium payments are recorded as satellite network and other equipment, net in the consolidated balance sheet as of December 31, 2014. The Launch One coverage took effect on July 14, 2014, following the launch and insertion of the first six satellites into orbit.

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

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts)

Airtime credits

In 2001, in connection with the organization of ORBCOMM Europe and the reorganization of the ORBCOMM business in Europe, the Company agreed to grant certain country representatives in Europe approximately $3,736 in airtime credits. The Company has not recorded the airtime credits as a liability for the following reasons: (i) the Company has no obligation to pay the unused airtime credits if they are not utilized; and (ii) the airtime credits are earned by the country representatives only when the Company generates revenue from the country representatives. The airtime credits have no expiration date. Accordingly, the Company is recording airtime credits as services are rendered and these airtime credits are recorded net of revenues from the country representatives. For the years ended December 31, 2014, 2013 and 2012 airtime credits used totaled approximately $30, $31 and $32, respectively. As of December 31, 2014 and 2013 unused credits granted by the Company were approximately $2,067 and $2,097, respectively.

Operating leases

The Company leases office, storage and other facilities under agreements classified as operating leases which expire through 2024. Future minimum lease payments, by year and in the aggregate, under non-cancelable operating leases with initial or remaining terms of one year or more as of December 31, 2014 are as follows:

Years ending December 31,
2015	$2,023
2016	1,945
2017	1,978
2018	2,033
2019	2,033
Thereafter	6,470

$16,482

Rent expense for the years ended December 31, 2014, 2013 and 2012 was approximately $2,384, $2,554 and $1,729, respectively.

Agreements with cellular data providers

The Company has contractual minimum payments under the terms of its agreements with certain cellular data providers. Future minimum payments for the years ended December 31, 2015, 2016, 2017 and 2018 are $927, $1,239, $339, and $223, respectively.

Litigation

From time to time, the Company is involved in various litigation matters involving ordinary and routine claims incidental to its business. Management currently believes that the outcome of these proceedings, either individually or in the aggregate, will not have a material adverse effect on the Company’s business, results of operations or financial condition.

Note 17.    Employee Incentive Plans

The Company maintains a 401(k) plan. All employees who have been employed for three months or longer are eligible to participate in the plan. Employees may contribute up to 15% of eligible compensation to the plan, subject to certain limitations. The Company has the option of matching up to 50% of the amount contributed by each employee up to 6% of employee’s compensation. In addition, the plan contains a discretionary contribution

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts)

component pursuant to which the Company may make an additional annual contribution. Contributions vest over a five-year period from the employee’s date of employment. For the years ended December 31, 2014, 2013 and 2012, the Company made $484, $350 and $315 in contributions, respectively.

Note 18.    Supplemental Disclosure of Noncash Investing and Financing Activities

	Years ended December 31,
	2014	2013	2012
Investing activities:
Common stock issued in connection with the acquisition of LMS	$—	$—	$2,123
Common stock issued in connection with the purchase of Satcom’s shares from noncontrolling ownership interests	—	—	1,000
AIS satellites accounted for as a capital lease	—	—	903
Acquisition-related contingent consideration	4,809	1,539	740
Adjustment to StarTrak and LMS warranty liabilities from finalizing the purchase price allocation	—	—	393
Common stock issued in connection with the acquisition of businesses	2,243	1,634	—
Capital expenditures incurred not yet paid	9,081	407	1,899
Stock-based compensation included in capital expenditures	307	130	80
Unpaid debt issuance costs included in accrued liabilities	734	—	—
Unpaid share issuance cost included in accrued liabilities	60	—	—
Capitalized interest expense included in accrued liabilities	1,389	—	—
Gateway and components recorded in inventory in prior years which were used for construction under satellite network and other equipment	—	175	33
Financing activities:
Common stock redeemed in treasury stock from closing escrow agreement	—	—	96
Common stock issued as form of payment for MPUs	213	—	—
Series A convertible preferred stock dividend paid in kind	37	59	69

Note 19.    Quarterly Financial Data (Unaudited)

(in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2014
Revenues	$19,350	$24,298	$23,126	$29,468
(Loss) income from operations	(215)	1,794	75	(3,260)
Net (loss) income attributable to ORBCOMM Inc.	(431)	1,403	(33)	(5,623)
Net (loss) income per common share-basic:
Net (loss) income attributable to ORBCOMM Inc.	(0.01)	0.03	(0.00)	(0.09)
Net (loss) income per common share-diluted
Net (loss) income attributable to ORBCOMM Inc.	(0.01)	0.02	(0.00)	(0.09)
Weighted-average shares outstanding:
Basic	53,213	55,199	55,247	62,984
Diluted	53,213	56,780	55,247	62,984

2013
Revenues	$16,720	$18,559	$19,693	$19,240
Income from operations	1,355	1,603	1,210	1,533
Net income attributable to ORBCOMM Inc.	1,108	1,686	986	819
Net income per common share-basic:
Net income attributable to ORBCOMM Inc.	0.02	0.04	0.02	0.02
Net income per common share-diluted
Net income attributable to ORBCOMM Inc.	0.02	0.03	0.02	0.02
Weighted-average shares outstanding:
Basic	46,837	47,296	47,498	48,037
Diluted	48,143	48,430	48,810	49,483

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts)

Note 20.    Subsequent Events

Completion of the SkyWave Acquisition

On January 1, 2015, the Company completed its previously announced acquisition of SkyWave Mobile Communications Inc. (“SkyWave”), a leading global provider of satellite-based M2M solutions, for a purchase price of $130,000, of which $7,500 was in the form of a promissory note which was settled by the transfer of assets to Inmarsat Global Limited (“Inmarsat”) pursuant to an agreement with Inmarsat entered into in connection with the Arrangement Agreement dated as of November 1, 2014 among the Company, the Company’s acquisition subsidiary, SkyWave and the representatives of certain SkyWave shareholders. The Company used cash on hand, the proceeds received from the November 2014 Equity Offering and borrowings of $70,000 under the Term B3 facility to fund the acquisition. The Company will account for this acquisition using the Acquisition Method. Due to the limited time since the acquisition date, the initial accounting for the business combination is incomplete at this time. As a result, the Company will include the amounts recognized as of the acquisition date for the major classes of assets acquired and liabilities assumed in the Company’s Quarterly Report on Form 10-Q for the Quarter Ending March 31, 2015.

Acquisition of InSync, Inc.

On January 16, 2015, the Company made borrowings in the principal amount of $10,000 under the Term B2 facility under the Credit Agreement with Macquarie, the proceeds of which combined with cash on hand were used to fund the InSync Acquisition, as described below.

On January 16, 2015, the Company purchased all the issued and outstanding stock of InSync Software, Inc. (“InSync”) from IDENTEC Group AG for a cash consideration of $11,000, subject to net working capital adjustments, and additional contingent consideration of up to $5,000, subject to certain operational milestones. InSync is a premier provider of Internet of Things enterprise solutions across a broad spectrum of vertical markets, applications and customers. InSync’s software powers global sensor-driven asset tracking and remote monitoring applications that allow end users, managed service providers and independent software vendors to increase asset visibility, improve operational efficiencies and reduce risk. The Company will account for this acquisition using the Acquisition Method. Due to the limited time since the acquisition date, the initial accounting for the business combination is incomplete at this time. As a result, the Company will include the amounts recognized as of the acquisition date for the major classes of assets acquired and liabilities assumed in the Company’s Quarterly Report on Form 10-Q for the Quarter Ending March 31, 2015.

Lost Communication with OG1 Satellite

In January 2015, the Company lost communications with one of its plane B satellites. The Company does not expect the loss of this satellite to materially affect its business. The satellite was fully depreciated.

Schedule II — Valuation and Qualifying Accounts

	Col. B Balance at Beginning of the Period	Col. C			Col. D Deductions		Col. E Balance at End of the Period
Description		Charged to Costs and Expenses	Charged to Other Accounts
	(Amounts in thousands)
Year ended December 31, 2014
Allowance for doubtful receivables	$279	403	24	(1)	—		$706
Deferred tax asset valuation allowance	$11,235	1,718	(40	)(2)	—	(3)	$12,913
Year ended December 31, 2013
Allowance for doubtful receivables	$300	157	(51	)(1)	(127)		$279
Deferred tax asset valuation allowance	$12,204	(1,048)	21	(2)	58	(3)	$11,235
Year ended December 31, 2012
Allowance for doubtful receivables	$300	12	(1	)(1)	(11)		$300
Deferred tax asset valuation allowance	$15,019	(2,980)	(45	)(2)	210	(3)	$12,204

(1)	Amounts relate to write-offs net of recoveries.

(2)	Amounts relate to differences in foreign exchange rates.

(3)	Amounts relate to deferred tax assets acquired in acquisitions.

Exhibit Index

Exhibit No.	Description	Page No.
3.1	Restated Certificate of Incorporation of the Company, filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, is incorporated herein by reference.
3.2	Amended Bylaws of the Company, filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, is incorporated herein by reference.
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

†10.1.4

Second Amendment to ORBCOMM Generation 2 Procurement Agreement dated March 20, 2014, between the Company and Sierra Nevada Corporation, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, is incorporated herein by reference.

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

†10.13

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

10.14

Asset Purchase Agreement dated as of March 13, 2013 between the Company and System Planning Corporation, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, is incorporated herein by reference.

10.15

Asset Purchase Agreement dated as of March 13, 2013 between the Company and MobileNet, Inc., filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, is incorporated herein by reference.

†10.16

Euroscan Share Purchase Agreement dated as of March 11, 2014 by and among MWL Management B.V., R.Q. Management B.V., WBB GmbH, ING Corporate Investment Participaties B.V., ORBCOMM Netherlands B.V., Euroscan and the Company, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, is incorporated herein by reference.

†10.17

Credit Agreement dated September 30, 2014 between ORBCOMM Inc. and Macquarie CAF LLC, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, is incorporated herein by reference.

10.18	Severance agreement between Patrick Shay and the Company.
10.19

Agreement and Plan of Arrangement dated as of November 1, 2014 among the Company, Soar Acquisition, Inc., SkyWave Mobile Communications Inc. and Randy Taylor Professional Corporation, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 6, 2014, is incorporated herein by reference.

21	Subsidiaries of the Company.
23	Consent of KPMG LLP, an independent registered public accounting firm.

Exhibit No.	Description	Page No.
24	Power of Attorney authorizing certain persons to sign this Annual Report on behalf of certain directors and executive officers of the Company.
31.1	Certification of the Chief Executive Officer and President required by Rule 13a-14(a).
31.2	Certification of the Executive Vice President and Chief Financial Officer required by Rule 13a-14(a).
32	Certification of the Chief Executive Officer and President and Executive Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.

†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment. The omitted portions have been separately filed with the Securities and Exchange Commission.