Form 10-K/A
period 2014-12-31
ORBCOMM Inc.
filed 2015-04-10
CIK 1361983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

ORBCOMM Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) to its Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2015 (the “Form 10-K”), in order to amend Part II, Item 9A of the Form 10-K solely for the purpose of including the disclosure under “Disclosure Controls and Procedures” of Part II, Item 9A that was inadvertently omitted in the Form 10-K. There are no changes to the other sections of Part II, Item 9A. We are including in this Form 10-K/A the complete text of Part II, Item 9A and Part IV, Item 15, as well as updated certifications as described in the following paragraph.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, and Section 906 of the Sarbanes-Oxley Act of 2002, new certifications by our principal executive officer and principal financial officer are filed as Exhibits 31.3, 31.4 and 32.2 to this Form 10-K/A. In addition, a new consent of KPMG LLP is filed as Exhibit 23.2 to this Form 10-K/A.

Except for the foregoing, no changes have been made to the Form 10-K. This Form 10-K/A does not reflect events occurring after the original filing of the Form 10-K and no attempt has been made in this Form 10-K/A to modify or update other disclosures as presented in the original filing of the Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with our filings with the SEC subsequent to the original filing of the Form 10-K.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

In connection with preparation of this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, ORBCOMM Inc. has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Township of Rochelle Park, State of New Jersey, on April 10, 2015.

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

10.5

Schedule identifying agreements substantially identical to the form of Indemnification Agreement constituting Exhibit 10.4 hereto, filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, is incorporated herein by reference.

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

**10.18	Severance agreement between Patrick Shay and the Company.
10.19

Agreement and Plan of Arrangement dated as of November 1, 2014 among the Company, Soar Acquisition, Inc., SkyWave Mobile Communications Inc. and Randy Taylor Professional Corporation, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 6, 2014, is incorporated herein by reference.

**21	Subsidiaries of the Company.

Exhibit No.	Description	Page No.
**23.1	Consent of KPMG LLP, an independent registered public accounting firm.
23.2	Consent of KPMG LLP, an independent registered public accounting firm.
**24	Power of Attorney authorizing certain persons to sign this Annual Report on behalf of certain directors and executive officers of the Company.
**31.1	Certification of the Chief Executive Officer and President required by Rule 13a-14(a).
**31.2	Certification of the Executive Vice President and Chief Financial Officer required by Rule 13a-14(a).
31.3	Certification of the Chief Executive Officer and President required by Rule 13a-14(a).
31.4	Certification of the Executive Vice President and Chief Financial Officer required by Rule 13a-14(a).
**32.1	Certification of the Chief Executive Officer and President and Executive Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of the Chief Executive Officer and President and Executive Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
**101.INS	XBRL Instance Document
**101.SCH	XBRL Taxonomy Extension Schema Document
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
**101.LAB	XBRL Taxonomy Extension Label Linkbase Document
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.

**	Previously filed or furnished with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment. The omitted portions have been separately filed with the Securities and Exchange Commission.