Form 10-Q
period 2015-03-31
ORBCOMM Inc.
filed 2015-05-07
CIK 1361983

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of shares outstanding of the registrant’s common stock as of May 1, 2015 is 70,415,079.

ORBCOMM Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	March 31,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$80,692	$91,565
Cash held for acquisition	—	123,000
Accounts receivable, net of allowance for doubtful accounts of $836 and $706, respectively	26,876	23,194
Inventories	15,765	11,650
Prepaid expenses and other current assets	5,771	2,333
Deferred income taxes	3,208	814

Total current assets	132,312	252,556

Satellite network and other equipment, net	188,461	180,621
Goodwill	102,734	39,870
Intangible assets, net	96,879	26,334
Restricted cash	1,195	1,195
Other assets	8,024	5,921
Deferred income taxes	51	51

Total assets	$529,656	$506,548

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$8,668	$8,750
Accrued liabilities	27,020	20,336
Current portion of deferred revenue	3,936	3,525

Total current liabilities	39,624	32,611

Note payable - related party	1,241	1,389
Note payable	150,000	150,000
Deferred revenue, net of current portion	2,342	2,579
Deferred tax liabilities	21,997	5,696
Other liabilities	7,484	5,764

Total liabilities	222,688	198,039

Commitments and contingencies
Equity:
ORBCOMM Inc. stockholders’ equity
Preferred Stock Series A, par value $0.001; 1,000,000 shares authorized; 91,875 and 90,973 shares issued and outstanding	918	909
Common stock, par value $0.001; 250,000,000 share authorized; 70,441,671 and 70,109,488 shares issued at March 31, 2015 and December 31, 2014	70	70
Additional paid-in capital	377,981	376,297
Accumulated other comprehensive income	(1,131)	(583)
Accumulated deficit	(71,019)	(68,137)
Less treasury stock, at cost; 29,990 shares at March 31, 2015 and December 31, 2014	(96)	(96)

Total ORBCOMM Inc. stockholders’ equity	306,723	308,460
Noncontrolling interest	245	49

Total equity	306,968	308,509

Total liabilities and equity	$529,656	$506,548

See notes to condensed consolidated financial statements.

ORBCOMM Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2015	2014

Revenues:
Service revenues	$23,774	$14,426
Product sales	18,556	4,924

Total revenues	42,330	19,350

Cost of revenues, exclusive of depreciation and amortization shown below:
Cost of services	7,704	5,070
Cost of product sales	13,948	4,027

Gross profit	20,678	10,253

Operating expenses:
Selling, general and administrative	11,441	6,806
Product development	1,608	679
Depreciation and amortization	6,455	1,799
Acquisition-related and integration costs	2,451	1,184

Loss from operations	(1,277)	(215)

Other income (expense):
Interest income	71	2
Other income	188	(16)
Interest expense	(1,242)	(2)

Total other income (expense)	(983)	(16)

Loss before income taxes	(2,260)	(231)
Income taxes	477	173

Net loss	(2,737)	(404)
Less: Net income attributable to the noncontrolling interests	136	27

Net loss attributable to ORBCOMM Inc.	$(2,873)	$(431)

Net loss attributable to ORBCOMM Inc. common stockholders	$(2,882)	$(441)

Per share information-basic:
Net loss attributable to ORBCOMM Inc. common stockholders	$(0.04)	$(0.01)

Per share information-diluted:
Net loss attributable to ORBCOMM Inc. common stockholders	$(0.04)	$(0.01)

Weighted average common shares outstanding:
Basic	70,238	53,213

Diluted	70,238	53,213

See notes to condensed consolidated financial statements.

ORBCOMM Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014

Net loss	$(2,737)	$(404)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(488)	—

Other comprehensive loss	(488)	—

Comprehensive loss	(3,225)	(404)
Less: Comprehensive income (loss) attributable to noncontrolling interests	196	(28)

Comprehensive loss attributable to ORBCOMM Inc.	$(3,029)	$(432)

See notes to condensed consolidated financial statements.

ORBCOMM Inc.

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Three months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(2,737)	$(404)

Adjustments to reconcile net loss to net cash provided by operating activities:
Change in allowance for doubtful accounts	200	73
Change in the fair value of acquisition-related contingent consideration	(93)	(563)
Amortization of the fair value adjustment related to warranty liabilities acquired through acquisitions	(12)	(19)
Amortization of deferred financing fees	110	—
Depreciation and amortization	6,455	1,799
Stock-based compensation	1,131	881
Foreign exchange (gains) losses	(532)	16
Increase in fair value of indemnification assets	—	(126)
Loss on settlement agreement in connection with the indemnification assets	—	97
Deferred income taxes	432	63
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	10,946	891
Inventories	(3,004)	(34)
Prepaid expenses and other assets	(1,351)	(300)
Accounts payable and accrued liabilities	(6,538)	(1,100)
Deferred revenue	(318)	288
Other liabilities	130	146

Net cash provided by operating activities	4,819	1,708

Cash flows from investing activities, net of acquisition:
Acquisition of businesses, net of cash acquired	(133,707)	(28,883)
Capital expenditures	(4,171)	(3,804)
Cash released from escrow for acquisition	123,000	—
Proceeds received from settlement agreement in connection with the indemnification assets	—	691

Net cash used in investing activities	(14,878)	(31,996)

Cash flows from financing activities
Proceeds received from issuance of common stock in connection with public offering, net of underwriters’ discounts and commissions and offering costs of $2,228	—	36,607
Proceeds received from issuance of long-term debt	10,000	—
Cash paid for debt issuance costs	(842)	—
Proceeds received from exercise of stock options	244	62
Principal payment of revolving credit facility	(10,000)	—
Principal payments of capital leases	(24)	(45)

Net cash (used in) provided by financing activities	(622)	36,624

Effect of exchange rate changes on cash and cash equivalents	(192)	(20)

Net (decrease) increase in cash and cash equivalents	(10,873)	6,316
Beginning of period	91,565	68,354

End of period	$80,692	$74,670

Supplemental disclosures of cash flow information:
Cash paid for
Interest	$2,332	$1,069

Income taxes	$364	$101

Supplemental schedule of noncash investing and financing activities
Noncash investing and financing activities:
Capital expenditures incurred not yet paid	$3,186	$950

Stock-based compensation included in capital expenditures	$28	$61

Series A convertible preferred stock dividend paid in-kind	$9	$10

Issuance of common stock as consideration for acquisition of Euroscan	$—	$2,243

Common stock issued as form of payment for MPUs	$358	$213

Acquisition-related contingent consideration	$542	$4,800

See notes to condensed consolidated financial statements.

ORBCOMM Inc.

Condensed Consolidated Statements of Changes in Equity

Three months ended March 31, 2015 and 2014

(in thousands, except share data)

(Unaudited)

					Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit
	Series A convertible
	Preferred stock		Common stock					Treasury stock		Noncontrolling	Total
	Shares	Amount	Shares	Amount				Shares	Amount	interests	equity

Balances, January 1, 2015	90,973	$909	70,109,488	$70	$376,297	$(583)	$(68,137)	29,990	$(96)	$49	$308,509
Vesting of restricted stock units	—	—	227,382	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,082	—	—	—	—	—	1,082
Common stock issued as form of payment for MPUs	—	—	54,801	—	358	—	—	—	—	—	358
Series A convertible preferred stock dividend	902	9	—	—	—	—	(9)	—	—	—	—
Exercise of SARs	—	—	—	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	50,000	—	244	—	—	—	—	—	244
Net income (loss)	—	—	—	—	—	—	(2,873)	—	—	136	(2,737)
Foreign currency translation adjustments	—	—	—	—	—	(548)	—	—	—	60	(488)

Balances, March 31, 2015	91,875	$918	70,441,671	$70	$377,981	$(1,131)	$(71,019)	29,990	$(96)	$245	$306,968

Balances, January 1, 2014	102,054	$1,019	48,216,480	$48	$255,358	$235	$(63,416)	29,990	(96)	$(200)	$192,948
Vesting of restricted stock units	—	—	281,208	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	838	—	—	—	—	—	838
Proceeds received from issuance of common stock in connection with public offering, net of underwriters’ discounts and commissions and offering costs of $2,228	—	—	6,325,000	6	36,601	—	—	—	—	—	36,607
Common stock issued as form of payment for MPUs	—	—	33,594	—	213	—	—	—	—	—	213
Conversion of Series A convertible preferred stock to common stock	(9,836)	(98)	16,387	—	98	—	—	—	—	—	—
Issuance of common stock in connection with the acquisition of Euroscan	—	—	291,230	1	2,242	—	—	—	—	—	2,243
Series A convertible preferred stock dividend	1,014	10	—	—	—	—	(10)	—	—	—	—
Exercise of SARs	—	—	26,636	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	20,792	—	62	—	—	—	—	—	62
Net income (loss)	—	—	—	—	—	—	(431)	—	—	27	(404)
Foreign currency translation adjustments	—	—	—	—	—	(1)	—	—	—	1	—

Balances, March 31, 2014	93,232	$931	55,211,327	$55	$295,412	$234	$(63,857)	29,990	$(96)	$(172)	$232,507

See notes to condensed consolidated financial statements.

ORBCOMM Inc.

Notes to the Condensed Consolidated Financial Statements

(All amounts in thousands except share amounts, per share amounts or unless otherwise noted)

1. Organization and Business

ORBCOMM Inc. (“ORBCOMM” or the “Company”), a Delaware corporation, is a global wireless data communications company focused on machine-to-machine (“M2M”) communications. The Company’s services are designed to enable businesses and government agencies to track, monitor, and control and communicate with fixed and mobile assets. The Company operates a two-way global wireless data messaging system optimized for narrowband data communication. The Company also provides customers with technology to proactively monitor, manage and remotely control refrigerated transportation and other mobile assets. This technology enables the Company to expand its global technology platform by transferring capabilities across new and existing vertical markets and deliver complementary products to our channel partners and resellers worldwide. The Company provides these services through a constellation of 30 owned low-Earth orbit, or LEO, satellites, comprised of 24 first generation satellites and six next-generation satellites placed into service in September 2014, one AIS microsatellite and accompanying ground infrastructure, as well as terrestrial-based cellular communication services through reseller agreements with major cellular wireless providers. The Company’s satellite-based system uses small, low power, fixed or mobile satellite subscriber communicators for connectivity, and cellular wireless subscriber identity modules (“SIMS”) that are connected to the cellular wireless providers’ networks, with these systems capable of being connected to other public or private networks, including the Internet (collectively, the “ORBCOMM System”).

2. Summary of Significant Accounting Principles

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to SEC rules. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. In the opinion of management, the financial statements as of March 31, 2015 and for the three months ended March 31, 2015 and 2014 include all adjustments (including normal recurring accruals) necessary for a fair presentation of the consolidated financial position, results of operations, comprehensive income and cash flows for the periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. The financial statements include the accounts of the Company, its wholly-owned and majority-owned subsidiaries, and investments in variable interest entities in which the Company is determined to be the primary beneficiary. All significant intercompany accounts and transactions have been eliminated in consolidation. The portions of majority-owned subsidiaries that the Company does not own are reflected as noncontrolling interests in the condensed consolidated balance sheets.

Financial Statement Revision

The Company has included an immaterial correction of certain expenditures in its consolidated statement of cash flows between cash used in operating activities and cash used in investing activities as previously reported for the quarter ended March 31, 2014. This revision is consistent with what was disclosed in the Company’s fiscal year 2014 consolidated statement of cash flows.

This revision does not affect the Company’s previously reported consolidated balance sheets, consolidated statements of income, including earnings per share, changes in stockholders’ equity or total cash flows in the consolidated statement of cash flows.

A summary of the effects of this revision are as follows ($ in thousands):

	Consolidated Statement of Cash Flows
	Increase (Decrease) in cash
	As Previously Reported March 31, 2014	After Revision March 31, 2014
Cash flows from operating activities:
Accounts payable and accrued expenses	$(2,169)	$(1,100)

Net cash provided by operating activities	639	1,708

Cash flows from investing activities, net of acquisition:
Capital expenditures	(2,735)	(3,804)

Net cash used in investing activities	$(30,927)	$(31,996)

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

Although the Company owns interests in companies that it accounts for pursuant to the equity method, the investments in those entities had no carrying value as of March 31, 2015 and December 31, 2014. The Company has no guarantees or other funding obligations to those entities. The Company had no equity in income or losses of those investees for the three months ended March 31, 2015 and 2014.

Acquisition-related and Integration Costs

Acquisition-related and integration costs are expensed as incurred and are presented separately on the condensed consolidated statement of operations. These costs may include professional services expenses and identifiable integration costs directly relating to acquisitions.

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

The carrying value of the Company’s financial instruments, including cash, accounts receivable, note receivable and accounts payable approximated their fair value due to the short-term nature of these items. The carrying value of the Secured Credit Facilities, as defined below, approximated its fair value due to its recent issuance.

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

There were no customers with revenues greater than 10% of the Company’s consolidated total revenues as of March 31, 2015. The following table presents customers with revenues greater than 10% of the Company’s consolidated total revenues for March 31, 2014:

Three Months ended March 31, 2014
Caterpillar Inc.	14.4%
Komatsu Ltd.	12.1%

The following table presents customers with accounts receivable greater than 10% of the Company’s consolidated accounts receivable for the periods shown:

	March 31, 2015	December 31, 2014
Walmart Stores, Inc.	—	15.0%
Caterpillar Inc.	10.7%	13.6%

As of March 31, 2015, the Company did not maintain in-orbit insurance coverage for its first generation satellites to address the risk of potential systemic anomalies, failures or catastrophic events affecting its satellite constellation. The Company maintains in-orbit insurance coverage over its next-generation satellites, as described in “Note 15 – Commitments and Contingencies.”

Inventories

Inventories are stated at the lower of cost or market, determined on a first-in, first-out basis. Inventory consists primarily of finished goods, raw materials and purchased parts to be utilized by its contract manufacturer. The Company reviews inventory quantities on hand and evaluates the realizability of inventories and adjusts the carrying value as necessary based on forecasted product demand. A provision is made for potential losses on obsolete inventories when identified.

Warranty Costs

The Company accrues for one-year warranty coverage on product sales estimated at the time of sale based on historical costs to repair or replace products for customers compared to historical product revenues. The warranty accrual is included in accrued liabilities on the condensed consolidated balance sheet. Refer to “Note 8 – Accrued Liabilities” for more information.

Recent Accounting Pronouncements

In April 2015, the FASB issued Accounting Standard Update (“ASU”) No. 2015-03 “Interest - Imputation of Interest (Subtopic 835-30) – Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”), which is effective for the fiscal years beginning after December 15, 2015. ASU 2015-03 simplifies financial reporting by eliminating the different presentation requirements for debt issuance costs and debt discounts or premiums. The adoption of this standard, which will be applied retrospectively, will not have a material impact on the Company’s results of operations.

3. Acquisitions

SkyWave Mobile Communications Inc.

On January 1, 2015, pursuant to an Arrangement Agreement dated November 1, 2014, among the Company, the Company’s acquisition subsidiary, SkyWave Mobile Communications Inc. (“SkyWave”) and the representatives of certain SkyWave shareholders, the Company completed the acquisition of 100% of the outstanding shares of SkyWave for total consideration of $130,503, subject to net working capital adjustments, consisting of (i) $123,003 cash consideration, of which $11,103 was deposited in escrow in connection with certain indemnification obligations; and (ii) $7,500 in the form of a promissory note settled by the transfer of assets to Inmarsat Global Limited (“Inmarsat”) pursuant to an agreement with Inmarsat (the “SkyWave Acquisition”). The $7,500 note was not considered part of the purchase price for accounting purposes. Net revenues generated from the SkyWave acquisition represented $14,638 of our consolidated net revenues for the quarter ended March 31, 2015.

Preliminary Estimated Purchase Price Allocation

The transaction has been accounted for using the acquisition method of accounting in accordance with ASC Topic 805 “Business Combinations.” This method requires that assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date (the “Acquisition Method”). The excess of the purchase price over the net assets was recorded as goodwill. The preliminary allocation of the purchase price was based upon a preliminary valuation and the estimates and assumptions are subject to change. The total consideration for the SkyWave Acquisition was $123,003 in a debt-free cash-free transaction. The preliminary purchase price allocation for the acquisition, net of the assets transferred to Inmarsat, is as follows:

Amount
Cash	$110
Accounts receivable	13,898
Inventory	1,335
Other current assets	2,180
Property, plant and equipment	4,769
Intangible assets	67,214
Other noncurrent assets	6,143

Total identifiable assets acquired	95,649

Accounts payable and accrued expenses	9,983
Deferred revenues	340
Other liabilities	1,168
Deferred tax liabilities	18,635

Total liabilities assumed	30,126

Net identifiable assets acquired	65,523
Goodwill	57,480

Total purchase price	$123,003

Intangible Assets

The estimated fair value of the technology and trademark intangible assets was determined using the “relief from royalty method” under the income approach, which is a valuation technique that provides an estimate of the fair value of an asset based on the costs savings that are available through ownership of the asset by the avoidance of paying royalties to license the use of the assets from another owner (the “Technology and Trademark Valuation Technique”). The estimated fair value of the customer lists was determined using the “excess earnings method” under the income approach, which represents the total income to be generated by the asset. Some of the more significant assumptions inherent in the development of those asset valuations include the projected revenue associated with the asset, the appropriate discount rate to select in order to measure the risk inherent in each future cash flow stream, the assessment of each asset’s life cycle, as well as other factors (the “Customer List Valuation Technique”). The discount rate used to arrive at the present value at the acquisition date of the customer lists, technology and trademarks was 23%. The remaining useful lives of the technology and trademarks were based on historical product development cycles, the projected rate of technology migration and a market participant’s use of these intangible assets and the pattern of projected economic benefit of these intangible assets. The remaining useful lives of customer lists were based on the customer attrition and the projected economic benefit of these customers.

	Estimated Useful life (years)	Amount
Customer lists	10	$59,371
IDP Technology	10	5,463
M2M and DGS Technology	5	1,318
Trademarks	5	1,062

		$67,214

Goodwill

The SkyWave Acquisition furthers the Company’s strategy to provide the most complete set of options and capabilities in the industry. SkyWave’s distribution channels in South America, Asia and the Middle East, along with Inmarsat’s support, provide the Company with a broader global distribution and provides the Company access to new geographies in Eastern Europe and Asia while adding diverse vertical markets such as security and marine. The addition of SkyWave’s higher bandwidth, low-latency satellite products and services that leverage the IsatDataPro (IDP) technology, which is now jointly owned by the Company and Inmarsat, also further expands the breadth of the Company’s solutions portfolio. These factors contributed to a preliminary estimated purchase price resulting in the recognition of goodwill. The Company intends to make the Internal Revenue Code (“IRS”) Section 338(g) election to treat the acquisition as a deemed asset sale. The goodwill attributable to the acquisition is not deductible for tax purposes.

Indemnification Asset

In connection with the Arrangement Agreement, the Company and its acquisition subsidiary entered into an escrow agreement with the representatives of certain SkyWave shareholders and an escrow agent. Under the terms of this escrow agreement, (i) $9,750 was placed in an indemnity escrow account to be held through March 31, 2016 to fund any indemnification obligations to the Company under the Arrangement Agreement; (ii) $850 was placed in a pre-closing tax escrow account through the date on which all applicable statutes of limitations (as the same may be extended or waived) for each pre-closing tax period ending on or after June 30, 2009 have expired to fund any indemnification obligations to the Company against any pre-close tax liabilities due; and (iii) $503 was placed in a working capital escrow account to fund any working capital obligations as described under the Arrangement Agreement.

Unaudited Pro Forma Results of Operation

The following table presents the unaudited pro forma consolidated operating results for the Company, as though the SkyWave Acquisition had occurred as of the beginning of the prior annual reporting period. The unaudited pro forma results reflect certain adjustments related to past operating performance, the impact of the acquisition financing, acquisition costs and acquisition accounting adjustments, such as increased depreciation and amortization expense based on the fair valuation of assets acquired and the related tax effects. The pro forma results do not include any anticipated synergies which may be achievable subsequent to the acquisition date. Accordingly, such pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisition been completed on the dates indicated, nor are they indicative of the future operating results of the combined company:

(in thousands; except per share amounts)	Quarter ended March 31, 2014
Net revenues	33,600
Net (loss) attributable to common shareholders	(3,033)
Earnings per share:
Basic	(0.05)
Diluted	(0.05)

InSync, Inc

On January 16, 2015, pursuant to a Share Purchase Agreement entered into by the Company, IDENTEC Group AG (“IDENTEC”) and InSync Software, Inc. (“InSync”), the Company completed the acquisition of 100% of the outstanding shares of InSync from IDENTEC for an aggregate consideration of (i) $11,100 in cash, comprised of various components and subject to net working capital adjustments, of which $1,320 was deposited in escrow in connection with certain indemnification obligations; and (ii) additional contingent consideration of up to $5,000 (the “InSync Acquisition”). Net revenues generated from the InSync acquisition represented $463 of our consolidated net revenues for the quarter ended March 31, 2015.

Preliminary Estimated Purchase Price Allocation

The transaction has been accounted for using the Acquisition Method. The excess of the purchase price over the net assets was recorded as goodwill. The preliminary estimated purchase price allocation for the acquisition is as follows:

Amount
Cash	$288
Accounts receivable	1,141
Other current assets	204
Deferred tax assets	2,342
Property, plant and equipment	51
Intangible assets	5,879
Other noncurrent assets	54

Total identifiable assets acquired	9,959

Accounts payable and accrued expenses	1,180
Deferred revenues	152
Deferred tax liabilities	2,342

Total liabilities assumed	3,674

Net identifiable assets acquired	6,285
Goodwill	5,357

Total preliminary purchase price	$11,642

Contingent Consideration

Additional consideration is conditionally due to IDENTEC upon achievement of certain financial milestones. The fair value measurement of the contingent consideration obligation is determined using Level 3 unobservable inputs supported by little or no market activity based on our own assumptions. The estimated fair value of the contingent consideration was determined based on the Company’s preliminary estimates using the real options approach. As of March 31, 2015, the Company recorded $542 in other liabilities on the condensed consolidated balance sheet.

Intangible Assets

The estimated fair value of the technology and trademark intangible assets was determined using Technology and Trademark Valuation Technique as defined above. The estimated fair value of the customer lists was determined using the Customer List Valuation Technique as defined above. The discount rate used to arrive at the present value at the acquisition date of the customer lists, technology and trademarks was 15%. The remaining useful lives of the technology and trademarks were based on historical product development cycles, the projected rate of technology migration and a market participant’s use of these intangible assets and the pattern of projected economic benefit of these intangible assets. The remaining useful lives of customer lists were based on the customer attrition and the projected economic benefit of these customers.

	Estimated Useful life (years)	Amount
Customer lists	14	$5,056
Technology	10	632
Trademarks	10	191

		$5,879

Goodwill

The InSync Acquisition supports the Company’s strategy to provide the most complete set of applications and capabilities in the M2M industry, while broadening the Company’s market access to a wide range of industries. With the addition of InSync’s versatile, turn-key software applications, the Company will enable its customers to rapidly build and deploy M2M enterprise solutions in core markets including transportation & distribution, cold chain, warehousing, supply chain, yard management, and manufacturing. These factors contributed to a preliminary estimated purchase price resulting in recognition of goodwill. The goodwill attributable to the acquisition is not deductible for tax purposes.

Indemnification Asset

In connection with the Share Purchase Agreement, the Company entered into an escrow agreement with IDENTIC and an escrow agent. Under the terms of the agreement, $1,320 was placed in an escrow account to be held through April 16, 2016 to fund any indemnification obligations to the Company under the Share Purchase Agreement.

Euroscan Holding B.V.

On March 11, 2014, pursuant to the Share Purchase Agreement entered into by the Company and MWL Management B.V., R.Q. Management B.V., WBB GmbH, ING Corporate Investments Participaties B.V. and Euroscan Holding B.V., as sellers (the “Share Purchase Agreement”), the Company completed the acquisition of 100% of the outstanding equity of Euroscan Holding B.V., including, indirectly, its wholly-owned subsidiaries Euroscan B.V., Euroscan GmbH Vertrieb Technischer Geräte, Euroscan Technology Ltd. and Ameriscan, Inc. (collectively, the “Euroscan Group” or “Euroscan”) for an aggregate consideration of (i) $29,163 subject to net working capital adjustments, which have not yet been finalized, and net cash (on a debt free, cash free basis); (ii) issuance of 291,230 shares of the Company’s common stock, valued at $7.70 per share, which reflected the Company’s closing price on the acquisition date; and (iii) additional contingent considerations of up to $6,547 (the “Euroscan Acquisition”). The Euroscan Acquisition allows the Company to complement its North American Operations in M2M by adding significant distribution channel in Europe and other key geographies where Euroscan has market share.

Contingent Consideration

Additional consideration is conditionally due to MWL Management B.V. and R.Q. Management B.V. upon achievement of financial and operational milestones. The fair value measurement of the contingent consideration obligation is determined using Level 3 unobservable inputs supported by little or no market activity based on our own assumptions. The estimated fair value of the contingent consideration was determined based on the Company’s preliminary estimates using the probability-weighted discounted cash flow approach. As of March 31, 2015, the Company recorded $992 in accrued expenses and $2,748 in other non-current liabilities on the condensed consolidated balance sheet. Changes in the fair value of the contingent consideration obligations are recorded in the condensed consolidated statement of operations. For the three months ended March 31, 2015, charges of $88 were recorded in selling, general and administrative expenses for accretion associated with the contingent consideration.

4. Stock-based Compensation

The Company’s stock-based compensation plans consist of a 2006 Long-Term Incentives Plan (the “2006 LTIP”), under which there were 2,529,720 shares available for grant as of March 31, 2015.

Total stock-based compensation recorded by the Company for the three months ended March 31, 2015 and 2014 was $1,131 and $881, respectively. Total capitalized stock-based compensation for the three months ended March 31, 2015 and 2014 was $28 and $61, respectively.

The following table summarizes the components of stock-based compensation expense in the condensed consolidated statements of operations for the three months ended March 31, 2015 and 2014:

	Three months ended March 31,
	2015	2014

Cost of services	$114	$69
Cost of product sales	14	30
Selling, general and administrative	929	722
Product development	74	60

Total	$1,131	$881

As of March 31, 2015, the Company had unrecognized compensation costs for stock appreciation rights and restricted stock unit arrangements totaling $3,830.

2006 LTIP

Time-Based Stock Appreciation Rights

A summary of the Company’s time-based Stock Appreciation Rights (“SARs”) for the three months ended March 31, 2015 is as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2015	3,853,367	$4.53
Granted	270,000	6.23
Exercised	—
Forfeited or expired	(50,000)	4.83

Outstanding at March 31, 2015	4,073,367	$4.64	6.28	$6,107

Exercisable at March 31, 2015	3,240,367	$4.24	5.47	$5,963

Vested and expected to vest at March 31, 2015	4,073,367	$4.64	6.28	$6,107

For the three months ended March 31, 2015 and 2014, the Company recorded stock-based compensation expense of $429 and $414 relating to these SARs, respectively. As of March 31, 2015, $2,274 of total unrecognized compensation cost related to these SARs is expected to be recognized through January 2018.

The weighted-average grant date fair value of the time-based SARs granted during the three months ended March 31, 2015 was $3.37.

There were no SAR exercises during the three months ended March 31, 2015.

Performance-Based Stock Appreciation Rights

A summary of the Company’s performance-based SARs for the three months ended March 31, 2015 is as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2015	786,034	$5.51
Granted	8,000	5.65
Exercised	(400)	3.15
Forfeited or expired	(160)	5.65

Outstanding at March 31, 2015	793,474	$5.51	5.15	$1,526

Exercisable at March 31, 2015	789,474	$5.51	5.13	$1,525

Vested and expected to vest at March 31, 2015	793,474	$5.51	5.15	$1,526

For the three months ended March 31, 2015 and 2014, the Company recorded stock-based compensation of $13 and $47 relating to these SARs, respectively. As of March 31, 2015, $13 of total unrecognized compensation cost related to these SARs is expected to be recognized through March 2016.

The weighted-average grant date fair value of the performance-based SARs granted during the three months ended March 31, 2015 was $3.32.

The intrinsic value of the SARs exercised was $1 for the three months ended March 31, 2015.

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

	Three months ended March 31,
	2015	2014
Risk-free interest rate	1.35% and 1.82%	1.81% and 1.94%
Expected life (years)	6.0	6.0
Estimated volatility factor	64.04% and 64.63%	67.05% to 67.34%
Expected dividends	None	None

Time-based Restricted Stock Units

A summary of the Company’s time-based Restricted Stock Units (“RSUs”) for the three months ended March 31, 2015 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Balance at January 1, 2015	90,255	$6.66
Granted	61,070	6.55
Vested	(90,255)	7.04
Forfeited or expired	—	—

Balance at March 31, 2015	61,070	$5.99

For the three months ended March 31, 2015 and 2014, the Company recorded stock-based compensation expense of $171 and $90 related to these RSUs, respectively. As of March 31, 2015, $303 of total unrecognized compensation cost related to these RSUs is expected to be recognized through December 2015.

Performance-based Restricted Stock Units

A summary of the Company’s performance-based RSUs for the three months ended March 31, 2015 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Balance at January 1, 2015	321,525	$6.41
Granted	76,375	6.14
Vested	(137,129)	6.09
Forfeited or expired	(15,673)	6.21

Balance at March 31, 2015	245,098	$6.51

For the three months ended March 31, 2015 and 2014, the Company recorded stock-based compensation expense of $442 and $226 related to these RSUs, respectively. As of March 31, 2015, $1,240 of total unrecognized compensation cost related to these RSUs is expected to be recognized through March 2016.

The fair values of the time-based and performance-based RSU awards are based upon the closing stock price of the Company’s common stock on the date of grant.

Performance Units

The Company grants Market Performance Units (“MPUs”) to its senior executives based on stock price performance over a three-year period measured on December 31 for each performance period. The MPUs will vest at the end of each performance period only if the Company satisfies the stock price performance targets and continued employment by the senior executives through the dates the Compensation Committee has determined that the targets have been achieved. The value of the MPUs that will be earned each year ranges up to 15% of each of the senior executives’ annual base salaries depending on the Company’s stock price performance target for that year. The value of the MPUs can be paid in either cash or common stock or a combination at the Company’s option. The MPUs are classified as a liability and are revalued at the end of each reporting period based on the awards fair value over a three-year period.

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

Three months ended March 31,
	2015	2014
Risk-free interest rate	0.21% to 0.81%	0.09% to 0.79%
Estimated volatility factor	35.00% to 39.00%	40.00% to 45.00%
Expected dividends	None	None

For the three months ended March 31, 2015 and 2014, the Company recorded stock-based compensation of $76 and $105 relating to these MPUs, respectively.

2004 Stock Option Plan

During the quarter ended March 31, 2015, 50,000 stock options were exercised at a weighted-average exercise price of $4.88 shares and an intrinsic value of $55. There are no stock options outstanding and available for exercise as of March 31, 2015.

5. Net Loss Attributable to ORBCOMM Inc. Common Stockholders

The Company accounts for earnings per share (“EPS”) in accordance with ASC Topic 260, “Earnings Per Share” (“ASC 260”) and related guidance, which requires two calculations of EPS to be disclosed: basic and diluted. The numerator in calculating basic and diluted EPS is an amount equal to the net (loss) income attributable to ORBCOMM Inc. common stockholders for the periods presented. The denominator in calculating basic EPS is the weighted average shares outstanding for the respective periods. The denominator in calculating diluted EPS is the weighted average shares outstanding, plus the dilutive effect of stock option grants, unvested SAR and RSU grants and shares of Series A convertible preferred stock for the respective periods. The following sets forth the basic calculations of EPS for the three months ended March 31, 2015 and 2014 and diluted calculations of EPS for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
(In thousands, expect per share data)	2015	2014
Net loss attributable to ORBCOMM Inc. common stockholders	$(2,882)	$(441)

Weighted average number of common shares outstanding:
Basic number of common shares outstanding	70,238	53,213
Dilutive effect of grants of stock options, unvested SAR’s and RSU’s and shares of Series A convertible preferred stock	—	—

Diluted number of common shares outstanding	70,238	53,213

Earnings per share:
Basic	$(0.04)	$(0.01)
Diluted	$(0.04)	$(0.01)

The computation of net loss attributable to ORBCOMM Inc. common stockholders for three months ended March 31, 2015 and 2014 is as follows:

	Three months ended March 31,
	2015	2014
Net loss attributable to ORBCOMM Inc.	$(2,873)	$(431)
Preferred stock dividends on Series A convertible preferred stock	(9)	(10)

Net loss attributable to ORBCOMM Inc. common stockholders	$(2,882)	$(441)

6. Satellite Network and Other Equipment

Satellite network and other equipment consisted of the following:

	Useful life (years)	March 31, 2015	December 31, 2014
Land		$381	$381
Satellite network	1-10	117,662	116,444
Capitalized software	3-7	8,648	7,013
Computer hardware	3	3,200	2,761
Other	2-7	6,270	4,703
Assets under construction		87,789	81,099

		223,950	212,401
Less: accumulated depreciation and amortization		(35,489)	(31,780)

		$188,461	$180,621

During the three months ended March 31, 2015 and 2014, the Company capitalized costs attributable to the design and development of internal-use software in the amount of $892 and $628, respectively.

Depreciation and amortization expense for the three months ended March 31, 2015 and 2014 was $3,846 and $1,337, respectively, including amortization of internal-use software of $377 and $186, respectively.

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

In January 2015, the Company lost communication with one of its first generation Plane B satellites. The Company removed $137 from satellite network and accumulated depreciation, respectively, representing the fully depreciated value of the satellite as of March 31, 2015.

7. Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price of an acquired business over the estimated fair values of the underlying net tangible and intangible assets.

Goodwill consisted of the following:

Amount
Balance at January 1, 2015	$39,870
Additions through acquisitions	62,837
Other adjustments	27

Balance at March 31, 2015	$102,734

During the three months ended March 31, 2015, the following key items impacted goodwill:

•	The Company recognized goodwill of $57,480 in connection with the SkyWave Acquisition

•	The Company recognized goodwill of $5,357 in connection with the InSync Acquisition

Goodwill is allocated to the Company’s one reportable segment, which is its only reporting unit.

The Company’s intangible assets consisted of the following:

		March 31, 2015			December 31, 2014
	Useful life (years)	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Customer lists	5, 7, 10, 12 and 14	$86,277	$(4,996)	$81,281	$21,850	$(2,939)	$18,911
Patents and technology	5 and 10	15,947	(2,701)	13,246	8,473	(2,259)	6,214
Trade names and trademarks	3, 5 and 10	2,943	(591)	2,352	1,690	(481)	1,209

		$105,167	$(8,288)	$96,879	$32,013	$(5,679)	$26,334

The weighted-average amortization period for the intangible assets is 10.3 years. The weighted-average amortization period for customer lists, patents and technology and trade names and trademarks is 10.5, 9.3 and 7.6 years, respectively.

On January 1, 2015, the Company acquired intangible assets in connection with the SkyWave Acquisition of $67,214, including $59,371 relating to customer lists, $6,781 relating to technology and $1,062 relating to trademarks.

On January 16, 2015, the Company acquired intangible assets in connection with the InSync Acquisition of $5,879, including $5,056 relating to customer lists, $632 relating to technology and $191 relating to trademarks.

Amortization expense was $2,609 and $462 for the three months ended March 31, 2015 and 2014, respectively.

Estimated annual amortization expense for intangible assets subsequent to March 31, 2015 is as follows:

Amount
2015 (remaining)	$7,907
2016	10,516
2017	10,366
2018	10,329
2019	10,316
Thereafter	47,445

$96,879

8. Accrued Liabilities

The Company’s accrued liabilities consisted of the following:

	March 31,	December 31,
	2015	2014

Accrued compensation and benefits	$5,888	$4,453
Warranty	2,089	1,470
Corporate income tax payable	300	455
Contingent earn-out amount	1,123	1,115
Accrued satellite network and other equipment	1,707	1,188
Accrued inventory purchases	2,532	475
Milestone payable	5,460	5,460
Accrued interest expense	1,003	1,083
Accrued acquisition-related costs	—	417
Accrued credit facility financing fees	86	734
Accrued professional fees	699	448
Accrued airtime charges	1,479	—
Other accrued expenses	4,654	3,038

	$27,020	$20,336

For the three months ended March 31, 2015 and 2014, changes in accrued warranty obligations consisted of the following:

	March 31,
	2015	2014
Balance at January 1,	$1,470	$2,199
Warranty liabilities assumed from acquisition	450	96
Amortization of fair value adjustment of warranty liabilities acquired through acquisitions	(12)	(19)
Reduction of warranty liabilities assumed in connection with acquisitions	(174)	(250)
Warranty expense	404	60
Warranty charges	(49)	(196)

Balance at March 31,	$2,089	$1,890

9. Deferred Revenues

Deferred revenues consisted of the following:

	March 31, 2015	December 31, 2014

Service activation fees	$3,835	$3,411
Prepaid services	2,299	2,509
Prepaid product revenues	—	15
Warranty revenues	144	169

	6,278	6,104
Less: current portion	(3,936)	(3,525)

Long-term portion	$2,342	$2,579

10. Note Payable-Related Party

In connection with the acquisition of a majority interest in Satcom in 2005, the Company recorded an indebtedness to OHB Technology A.G. (formerly known as OHB Teledata A.G.), a stockholder of the Company. At March 31, 2015 and December 31, 2014, the principal balance of the note payable was €1,138 and it had a carrying value of $1,241 and $1,389, respectively. The carrying value was based on the note’s estimated fair value at the time of acquisition. The difference between the carrying value and principal balance was being amortized to interest expense over the estimated life of the note of six years which ended in September 30, 2011. This note does not bear interest and has no fixed repayment term. Repayment will be made from the distribution profits, as defined in the note agreement, of ORBCOMM Europe LLC, a wholly owned subsidiary of the Company. The note has been classified as long-term and the Company does not expect any repayments to be required prior to March 31, 2016.

11. Note Payable

Secured Credit Facilities

On September 30, 2014, the Company entered into a credit agreement (the “Credit Agreement”) with Macquarie CAF LLC (“Macquarie” or the “Lender”) in order to refinance the Company’s Senior Notes. Pursuant to the Credit Agreement, the Lender provided secured credit facilities (“the Secured Credit Facilities”) in an aggregate amount of $160,000 comprised of (i) a term loan facility in an aggregate principal amount of up to $70,000 (the “Initial Term Loan Facility”); (ii) a $10,000 revolving credit facility (the “Revolving Credit Facility”); (iii) a term loan facility in an aggregate principal amount of up to $10,000 (the “Term B2”), the proceeds of which were drawn and used on January 16, 2015 to finance the InSync Acquisition; and (iv) a term loan facility in an aggregate principal amount of up to $70,000 (the “Term B3”), the proceeds of which were used on January 1, 2015 to finance the SkyWave Acquisition. Proceeds of the Initial Term Loan Facility and Revolving Credit Facility were funded on October 10, 2014 and were used to repay in full the Company’s Senior Notes and pay certain related fees, expenses and accrued interest, as well as for general corporate purposes.

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

In connection with entering into the Credit Agreement, and the subsequent funding of the Initial Term Loan Facility, Revolving Credit Facility, Term B2 Facility and the Term B3 Facility, the Company incurred approximately $4,721 of debt issuance costs. For the three month ended March 31, 2015, amortization of the debt issuance costs was $219. For the three month ended March 31, 2015, the Company capitalized $1,285 of interest expense and amortization of the debt issuance costs associated with the Initial Term Loan Facility and Revolving Credit Facility to construction of the next-generation satellites. The Company recorded charges of $1,242 to interest expense on its statement of operations for the quarter ended March 31, 2015 related to interest expense and amortization of debt issuance costs associated with the Term B2 and Term B3 loan facilities.

At March 31, 2015, no amounts were outstanding under the Revolving Credit Facility. The net availability under the Revolving Credit Facility was $10,000.

As of March 31, 2015, the Company was in compliance with all financial covenants.

$45,000 9.5% Senior Notes

On January 4, 2013, the Company issued $45,000 aggregate principal amount of Senior Notes (“Senior Notes”) due January 4, 2018. Interest was payable quarterly at a rate of 9.5% per annum. The Senior Notes were secured by a first priority security interest in substantially all of the Company’s and its subsidiaries’ assets. The covenants in the Senior Notes limited the Company’s ability to, among other things, (i) incur additional indebtedness and liens; (ii) sell, transfer, lease or otherwise dispose of the Company’s or subsidiaries assets; or (iii) merge or consolidate with other companies. The Company was also required to obtain launch and one year in-orbit insurance for the next-generation satellites under the terms of the Senior Notes. The Company had to also comply with a maintenance covenant of either having available liquidity of $10,000 (the sum of (a) cash and cash equivalents plus (b) the total amount available to be borrowed under a working capital facility) or a leverage ratio (consolidated total debt to consolidated adjusted EBITDA, adjusted for stock-based compensation, certain other non-cash items and other agreed upon other charges) of not more than 4.5 to 1.0. In connection with the issuance of the Senior Notes, the Company incurred approximately $1,390 of debt issuance costs, to be amortized through January 4, 2018. For the three months ended March 31, 2014, amortization of the debt issuance costs was $70. For the three months ended March 31, 2014, the Company capitalized all of the interest expense and amortization of the debt issuance costs to construction of the next-generation satellites. The Senior Notes were redeemed in full on October 10, 2014.

12. Stockholders’ Equity

Series A convertible preferred stock

During the three months ended March 31, 2015, the Company issued dividends in the amount of 902 shares to the holders of the Series A convertible preferred stock. As of March 31, 2015, dividends in arrears were $9.

Common Stock

In January 2015, the Company issued 54,801 shares of its common stock as a form of payment in connection with MPUs for achieving the fiscal year 2013 and 2014 stock performance target.

As of March 31, 2015, the Company has reserved 7,702,729 shares of common stock for future issuances related to employee stock compensation plans.

13. Segment Information

The Company operates in one reportable segment, M2M data communications. Other than satellites in orbit, long-lived assets outside of the United States are not significant. The Company’s foreign exchange exposure is limited as approximately 94.3% of the Company’s consolidated revenue is collected in US dollars. The following table summarizes revenues on a percentage basis by geographic regions, based on the country in which the customer is located.

	Three months ended March 31,
	2015	2014
United States	58%	80%
South America	14%	—
Japan	2%	6%
Europe	18%	9%
Other	8%	5%

	100%	100%

14. Income taxes

For the three months ended March 31, 2015, the Company’s income tax provision was $477 resulting from foreign income tax expense of $587 from income generated by the Company’s international operations and $84 of amortization of tax goodwill generated from acquisitions offset, in part, by deferred tax credits related to amortization of intangible assets with no tax basis. For the three months ended March 31, 2014, the Company’s income tax provision was $173, resulting from a foreign income tax expense of $110 from income generated by the Company’s international operations and $63 of amortization of tax goodwill generated from acquisitions.

As of March 31, 2015 and December 31, 2014, the Company maintained a valuation allowance against all of its net deferred tax assets, excluding goodwill, attributable to operations in the United States and all other foreign jurisdictions, except for Japan, as the realization of such assets was not considered more likely than not.

As of March 31, 2015, the Company had no unrecognized tax benefits. There were no changes to the Company’s unrecognized tax benefits during the three months ended March 31, 2015. The Company does not expect any significant changes to its unrecognized tax positions during the next twelve months.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were recognized during the three months ended March 31, 2015.

15. Commitments and Contingencies

Next-generation satellite procurement

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

As of March 31, 2015, the Company has not made milestone payments to SNC under the procurement agreement. The Company anticipates making payments of approximately $37,440 under the agreement during 2015.

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

On April 13, 2015, the Company and SpaceX entered into Amendment #1 to the Falcon 9 Agreement (the “First LSA Amendment”). The First LSA Amendment amends certain terms of the Falcon 9 Agreement dated December 21, 2012 applicable to the second launch period including (i) the milestone payment schedule related to the second launch, but does not change the total contract price of $42,600 and (ii) establishing a launch period for the second launch beginning August 15, 2015 and ending September 29, 2015, as well as modifying other terms and conditions relating to the second launch as originally set forth in the Falcon 9 Agreement.

As of March 31, 2015, the Company has not made milestone payments under the Falcon 9 Agreement. The Company anticipates making payments of approximately $6,390 under the agreement during 2015.

In April 2014, the Company obtained launch and one year in-orbit insurance for the OG2 satellite program. For the first launch of six satellites, the Company obtained (i) a maximum total of $66,000 of launch plus one year in-orbit insurance coverage; and (ii) $22,000 of launch vehicle flight only insurance coverage (“Launch One”). The total premium cost for Launch One was $9,953. For the second launch of eleven satellites, the Company obtained (i) a maximum total of $120,000 of launch plus one year in-orbit insurance coverage; and (ii) $22,000 of launch vehicle flight only insurance coverage (“Launch Two”). The total premium cost for Launch Two is $16,454. In April 2014, the Company paid the total premium for Launch One and 5% of the total premium for Launch Two, with the balance of the premium cost for Launch Two becoming due 30 days prior to the scheduled launch of the second mission. The majority of the premium payments are recorded as satellite network and other equipment, net in the consolidated balance sheet as of March 31, 2015. The Launch One coverage took effect on July 14, 2014, following the launch and insertion of the first six satellites into orbit.

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

Airtime credits

In 2001, in connection with the organization of ORBCOMM Europe and the reorganization of the ORBCOMM business in Europe, the Company agreed to grant certain country representatives in Europe approximately $3,736 in airtime credits. The Company has not recorded the airtime credits as a liability for the following reasons: (i) the Company has no obligation to pay the unused airtime credits if they are not utilized; and (ii) the airtime credits are earned by the country representatives only when the Company generates revenue from the country representatives. The airtime credits have no expiration date. Accordingly, the Company is recording airtime credits as services are rendered and these airtime credits are recorded net of revenues from the country representatives. For the three months ended March 31, 2015 and 2014 airtime credits used totaled approximately $8 and $8, respectively. As of March 31, 2015 and 2014 unused credits granted by the Company were approximately $2,060 and $2,089, respectively.

16. Subsequent Events

On April 10, 2015, the Company filed a Form S-3 shelf registration statement registering our securities for a proposed maximum aggregate offering price of $200 million. The Company may use this shelf registration statement at any time or from time to time to offer, in one or more offerings, our debt securities, shares of our common stock, shares of our preferred stock, warrants to purchase our debt securities, common stock or preferred stock or units consisting of any combination of the foregoing securities. The shelf registration statement was declared effective on April 14, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995.

Certain statements discussed in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally relate to our plans, estimates, objectives and expectations for future events and other statements that are not historical facts. Such forward-looking statements, including those concerning the Company’s expectations and estimates, are subject to known and unknown risks and uncertainties, which could cause actual results to differ materially from the results, projected, expected or implied by the forward-looking statements, some of which are beyond the Company’s control, that may cause the Company’s actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include but are not limited to: failure to satisfy the conditions, including receipt of required regulatory approvals, of the pending acquisition of SkyWave Mobile Communications Inc., any delay in consummating the acquisition of SkyWave or the failure to consummate the acquisition of SkyWave; the costs and expenses associated with the acquisition of SkyWave; failure to successfully integrate SkyWave with our existing operations or failure to realize the expected benefits of the acquisition of SkyWave; dependence of SkyWave’s business on its commercial relationship with Inmarsat and the services provided by Inmarsat, including the continued availability of Inmarsat’s satellites; substantial losses we have incurred and may continue to incur; demand for and market acceptance of our products and services and the applications developed by us and our resellers; market acceptance and success of our Automatic Identification System business; dependence on a few significant customers, including a concentration in Brazil for SkyWave, loss or decline or slowdown in the growth in business from key customers, such as Caterpillar Inc., Komatsu Ltd., Hitachi Construction Machinery Co., Ltd., Union Pacific Railroad and Maersk Lines, and other value-added resellers, or VARs, and international value-added resellers, or IVARs for ORBCOMM and Onixsat, Satlink and Sascar, and other value-added Solution Providers, or SPs, for SkyWave; dependence on a few significant vendors or suppliers, loss or disruption or slowdown in the supply of products and services from key vendors, such as Inmarsat plc. and Amplus Communication Pte Ltd.; loss or decline or slowdown in growth in business of any of the specific industry sectors we serve, such as transportation, heavy equipment, fixed assets and maritime; our potential future need for additional capital to execute on our growth strategy; additional debt service acquired with or incurred in connection with existing or future business operations; our acquisitions may expose us to additional risks, such as unexpected costs, contingent or other liabilities, or weaknesses in internal controls, and expose us to issues related to non-compliance with domestic and foreign laws, particularly regarding our acquisitions of businesses domiciled in foreign countries; the terms of our credit agreement, under which we currently have borrowed $150 million, could restrict our business activities or our ability to execute our strategic objectives or adversely affect our financial performance; the inability to effect suitable investments, alliances and acquisitions or the failure to integrate and effectively operate the acquired businesses; fluctuations in foreign currency exchange rates; the inability of our subsidiaries, international resellers and licensees to develop markets outside the United States; the inability to obtain or maintain the necessary regulatory authorizations, approvals or licenses, including those that must be obtained and maintained by third parties, for particular countries or to operate our satellites; technological changes, pricing pressures and other competitive factors; satellite construction and launch failures, delays and cost overruns of our next-generation satellites and launch vehicles; in-orbit satellite failures or reduced performance of our existing satellites; our inability to replenish or expand our satellite constellation; the failure of our system or reductions in levels of service due to technological malfunctions or deficiencies or other events; significant liabilities created by products we sell; litigation proceedings; inability to operate due to changes or restrictions in the political, legal, regulatory, government, administrative and economic conditions and developments in the United States and other countries and territories in which we provide our services; ongoing global economic instability and uncertainty; changes in our business strategy; and the other risks described in our filings with the Securities and Exchange Commission (“SEC”). For more detail on these and other risks, see Part I, Item IA. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, as amended, and other documents on file with the SEC. The Company undertakes no obligation to publicly revise any forward-looking statements or cautionary factors, except as required by law.

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

Customers benefiting from our network, products and solutions include original equipment manufacturers, or OEMs, such as Caterpillar, Komatsu, Doosan Infracore America, Hitachi, Hyundai Heavy Industries, The Manitowoc Company and Volvo Construction Equipment; vertical market technology integrators known as VARs and IVARs, such as I.D. Systems, Inc., inthinc Technology Solutions Inc., and American Innovations, Ltd.; and leading refrigeration unit manufacturers, such as Carrier and Thermo King, and well-known brands such as Walmart, Tropicana, Maersk Line, Prime Inc., C.R. England, FFE Transport, Inc., Target, Chiquita, Ryder, J.B. Hunt, Hapag-Lloyd, Golden State Foods, Martin-Brower and Canadian National Railways.

Acquisitions

SkyWave Mobile Communications Inc.

On January 1, 2015, pursuant to a Share Purchase Agreement dated November 1, 2014 entered into with our acquisition subsidiary, SkyWave Mobile Communications Inc. (“SkyWave”) and the representatives of certain SkyWave shareholders, we completed the acquisition of 100% of the outstanding shares of SkyWave for total consideration of $130.5 million, subject to net working capital adjustments, consisting of (i) $123.0 million cash consideration, of which $11.1 million was deposited in escrow in connection with certain indemnification obligations; and (ii) $7.5 million in the form of a promissory note settled by the transfer of assets to Inmarsat Global Limited (“Inmarsat”) pursuant to an agreement with Inmarsat (the “SkyWave Acquisition”).

InSync Software, Inc

On January 16, 2015, pursuant to a Share Purchase Agreement entered into with IDENTEC Group AG (“IDENTEC”) and InSync Software, Inc. (“InSync”), we completed the acquisition of 100% of the outstanding shares of InSync from IDENTEC for an aggregate consideration of (i) $11.1 million in cash, comprised of various components and subject to net working capital adjustments, of which $1.3 million was deposited in escrow in connection with certain indemnification obligations; and (ii) additional contingent consideration of up to $5.0 million (the “InSync Acquisition”).

Refer to “Note 3 – Acquisitions” in the notes to the condensed consolidated financial statements for further discussion on these acquisitions.

Shelf Registration

On April 10, 2015, we filed a Form S-3 shelf registration statement registering our securities for a proposed maximum aggregate offering price of $200 million. We may use this shelf registration statement at any time or from time to time to offer, in one or more offerings, our debt securities, shares of our common stock, shares of our preferred stock, warrants to purchase our debt securities, common stock or preferred stock or units consisting of any combination of the foregoing securities. The shelf registration statement was declared effective on April 14, 2015.

Critical Accounting Policies and Estimates

Our discussion and analysis of our results of operations, liquidity and capital resources are based on our consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, accounts receivable, accounting for business combinations, goodwill, satellite network and other equipment, long-lived assets, capitalized development costs, income taxes, warranty costs, loss contingencies and the value of securities underlying stock-based compensation. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from our estimates and could have a significant adverse effect on our results of operations and financial position. For a discussion of our critical accounting policies and estimates see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report. There have been no material changes to our critical accounting policies during 2015.

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

The table below presents our revenues for the three months ended March 31, 2015 and 2014, together with the percentage of total revenue represented by each revenue category in (in thousands):

	Three months ended March 31,
	2015		2014
Service revenues	$23,774	56.2%	$14,426	74.6%
Product sales	18,556	43.8%	4,924	25.4%

	$42,330	100.0%	$19,350	100.0%

Total revenues for the three months ended March 31, 2015 and 2014 were $42.3 million and $19.4 million, respectively, an increase of 118%.

Service revenues

	Three months ended March 31,		Change
(In thousands)	2015	2014	Dollars	%
Service revenues	$23,774	$14,426	$9,348	65%

The increase in service revenues for the three months ended March 31, 2015 was primarily due to revenue generated from our acquisitions and increases in core service revenues.

As of March 31, 2015, we had approximately 1,262,000 billable subscriber communicators compared to approximately 889,000 billable subscriber communicators as of March 31, 2014, an increase of 42%.

Service revenue growth can be impacted by the customary lag between subscriber communicator activations and recognition of service revenue from these units.

Product sales

	Three months ended March 31,		Change
(In thousands)	2015	2014	Dollars	%
Product sales	$18,556	$4,924	$13,632	277%

The increase in product revenues for the three months ended March 31, 2015, compared to the prior year periods, was primarily attributable to increases from products sold in our core business and by the companies we acquired.

Costs of revenues, exclusive of depreciation and amortization

	Three months ended March 31,		Change
(In thousands)	2015	2014	Dollars	%
Cost of service	$7,704	$5,070	$2,634	52%
Cost of product sales	13,948	4,027	$9,921	246%

Costs of services is comprised of expenses to operate our network, such as payroll and related costs, including stock-based compensation, and usage fees to third-party networks. The increase in cost of service for the three months ended March 31,

2015, compared to the prior year period, was primarily due to an increase in service revenues associated with our acquired companies.

Costs of products includes the purchase price of subscriber communicators and SIMS sold, costs of warranty obligations, shipping charges, as well as operational costs to fulfill customer orders including costs for employees and inventory management. The increase in cost of products for the three months ended March 31, 2015, compared to the prior year period, was primarily due to costs associated with increased product sales by our acquired companies and our core business.

Gross profit

Gross profit increased by $10.4 million, or 102%, to $20.7 million for the quarter ended March 31, 2015 compared to $10.3 million for the quarter ended March 31, 2014. The increase was due to increases in gross profit of $6.7 million from service revenues, primarily from our businesses acquired and core business operations, and $3.7 million from product sales, primarily due to our businesses acquired.

Selling, general and administrative expenses

	Three months ended March 31,		Change
(In thousands)	2015	2014	Dollars	%
Selling, general and administrative expenses	$11,441	$6,806	$4,635	68%

Selling, general and administrative (“SG&A”) expenses relate primarily to expenses for general management, sales and marketing, finance, professional fees and general operating expenses. The increase in SG&A expenses for the three months ended March 31, 2015, compared to the prior year periods, was primarily due to additional professional fees incurred and additional headcount from the companies acquired.

Product development expenses

	Three months ended March 31,		Change
(In thousands)	2015	2014	Dollars	%
Product development	$1,608	$679	$929	137%

Product development expenses consist primarily of the expenses associated with our engineering efforts including the cost of third parties to support our current applications. The increase in product development expenses for the three months ended March 31, 2015, compared to the prior year periods, was primarily due to additional costs incurred associated with the companies acquired.

Depreciation and amortization

	Three months ended March 31,		Change
(In thousands)	2015	2014	Dollars	%
Depreciation and amortization	$6,455	$1,799	$4,656	259%

The increase in depreciation and amortization for the three months ended March 31, 2015 is primarily due to the amortization of intangible assets acquired in our acquisitions, as well as additional depreciation expense associated with the six next generation OG2 satellites placed into service on September 15, 2014.

Acquisition-related and integration costs

Acquisition-related and integration costs include professional services expenses and identifiable integration costs. For the three months ended March 31, 2015 and 2014, we incurred acquisition-related and integration costs of $2.5 million and $1.2 million, respectively. The increase in the three months ended March 31, 2015 of 108% compared to the prior year period, primarily related to expenses related to the SkyWave Acquisition.

Loss from operations

For the three months ended March 31, 2015, loss from operations was $1.3 million, compared to a loss from operations of $0.2 million for the quarter ended March 31, 2014.

Other income (expense)

Other income (expense) is comprised primarily of interest income from our cash and cash equivalents, which consists of U.S. Treasuries and interest bearing instruments, foreign exchange gains and losses and interest expense.

For the three months ended March 31, 2015, other income (expense) was $(1.0) million, comprising primarily of interest expense of $(1.2) million, offset by foreign exchange gains of $0.2 million. For the three months ended March 31, 2014, other income (expense) was less than $(0.1) million.

Loss before income taxes

For the three months ended March 31, 2015, we had loss before income taxes of $2.3 million, compared to loss before income taxes of $0.2 million for the three months ended March 31, 2014.

Income taxes

For the three months ended March 31, 2015, we recorded income taxes of $0.5 million, which included foreign income taxes of $0.6 million from income generated by our international operations and $0.1 million from the amortization of tax goodwill generated from our acquisitions offset, in part, by deferred tax credits related to amortization of intangible assets with no tax basis. For the three months ended March 31, 2014, we recorded income taxes of $0.2 million, which included foreign income tax of $0.1 million from income generated by our international operations and $0.1 million from the amortization of tax goodwill generated from our acquisitions.

As of March 31, 2015 and 2014, we maintained a valuation allowance against all of our net deferred tax assets, excluding goodwill, attributable to operations in the United States and all foreign jurisdictions, except for Japan, as the realization of such assets was not considered more likely than not.

Net loss

For the three months ended March 31, 2015, we had a net loss of $2.7 million compared to net loss of $0.4 million in the prior year period.

Noncontrolling interests

Noncontrolling interests relate to earnings and losses attributable to noncontrolling shareholders.

Net loss attributable to ORBCOMM Inc.

For the three months ended March 31, 2015, we had a net loss attributable to our company of $2.9 million compared to net loss of $0.4 million in the prior year period.

For the three months ended March 31, 2015 and 2014, the net income attributable to our common stockholders considers dividends of less than $0.1 million paid in shares of the Series A convertible preferred stock.

Liquidity and Capital Resources

Overview

Our liquidity requirements arise from our working capital needs, our scheduled payments of interest on our indebtedness, to fund capital expenditures to support our current operations and to facilitate growth and expansion. We have financed our operations and expansion with cash flows from operating activities, sales of our common stock through public offerings and private placements of debt. At March 31, 2015, we have an accumulated deficit of $71 million. Our primary source of liquidity consists of cash and cash equivalents and restricted cash totaling $82 million, cash flows from operating activities and additional funds from the Credit Agreement entered into on September 30, 2014 and our public offering of shares of common stock announced on November 7, 2014, which we believe will be sufficient to provide working capital, support capital expenditures and facilitate growth and expansion for the next twelve months.

Operating activities

Cash provided by our operating activities for the three months ended March 31, 2015 was $4.8 million resulting from a net loss of $2.7 million, offset by non-cash items including $6.5 million for depreciation and amortization and $1.1 million for stock-based compensation. Working capital activities primarily consisted of a net use of cash of $6.5 million from a decrease in accounts payable and accrued expenses, primarily related to timing of payments, an increase of $3.0 million in inventories, as a result of our increased business activities and an increase of $1.4 million in prepaid expenses and other assets, offset, in part, by a decrease of accounts receivable of $10.9 million, relating to timing of receivables.

Cash provided by our operating activities for the three months ended March 31, 2014 was $1.7 million resulting from net loss of $0.4 million, offset by non-cash items including $1.8 million for depreciation and amortization and $0.9 million for stock-based compensation offset by a net decrease of $0.6 million in the fair values of acquisitions related contingent consideration. Working capital activities primarily consisted of a net uses of cash of $1.1 million from a decrease accounts payable and accrued expenses primarily related to timing for payments for professional fees.

Investing activities

Cash used in our investing activities for the three months ended March 31, 2015 was $14.9 million, resulting primarily from $133.7 million in cash consideration paid in connection with our SkyWave Acquisition and InSync Acquisition and capital expenditures of $4.2 million, offset, in part, by cash released from escrow for the SkyWave Acquisition of $123.0 million.

Cash used in our investing activities for the three months ended March 31, 2014 was $32.0 million, resulting primarily from $28.9 million in cash consideration paid to acquire Euroscan and capital expenditures of $3.8 million.

Financing activities

Cash used in our financing activities for the three months ended March 31, 2015 was $0.6 million.

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

On September 30, 2014, we entered into a credit agreement (the “Credit Agreement”) with Macquarie CAF LLC (“Macquarie” or the “Lender”) in order to refinance our Senior Notes. Pursuant to the Credit Agreement, the Lender provided secured credit facilities (“the Secured Credit Facilities”) in an aggregate amount of $160 million comprised of (i) a term loan facility in an aggregate principal amount of up to $70 million (the “Initial Term Loan Facility”); (ii) a $10 million revolving credit facility (the “Revolving Credit Facility”); (iii) a term loan facility in an aggregate principal amount of up to $10 million (the “Term B2”), the proceeds of which were drawn and used to finance the InSync Acquisition; and (iv) a term loan facility in an aggregate principal amount of up to $70 million (the “Term B3”), the proceeds of which were used to partially finance the SkyWave Acquisition. Proceeds of the Initial Term Loan Facility and Revolving Credit Facility were used to repay in full our Senior Notes and pay certain related fees, expenses and accrued interest, as well as for general corporate purposes.

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

On January 1, 2015, we acquired all of the outstanding shares in the capital of SkyWave by way of a plan of arrangement under the Business Corporations Act (Ontario), pursuant to an arrangement agreement dated as of November 1, 2014 among us, our acquisition subsidiary, SkyWave and the representative of certain SkyWave shareholders (the “Arrangement”). The aggregate purchase price paid under the arrangement agreement for 100% of SkyWave’s outstanding shares was $130.5 million, subject to certain working capital adjustments. We acquired SkyWave on a cash-free debt-free basis. From the Purchase Price, $7.5 million was paid to Inmarsat Canada Holdings Inc., a subsidiary of Inmarsat, in the form of a promissory note in exchange for a portion of its interest in SkyWave. The promissory note provided an off-set for the $7.5 million paid by Inmarsat under the agreement with Inmarsat. In connection with the Arrangement, our acquisition subsidiary and the Shareholder Representative entered into an Escrow Agreement with an escrow agent, pursuant to which $11.1 million was held in escrow to cover certain SkyWave indemnity obligations. We funded the SkyWave Acquisition using existing cash on our balance sheet, our borrowings under our Term B3 facility of the Credit Agreement and net proceeds from the November 2014 Public Offering, as described above.

On January 16, 2015, we purchased all the issued and outstanding stock of InSync from IDENTEC for a cash consideration of $11.1 million, subject to net working capital adjustments, and additional contingent consideration of up to $5.0 million, subject to certain operational milestones. We funded the InSync Acquisition through a combination of cash on hand and our borrowings under our Term B2 facility of the Credit Agreement, as described above.

At March 31, 2015, no amounts were outstanding under the Revolving Credit Facility. The net availability under the Revolving Credit Facility was $10,000.

On April 10, 2015, we filed a Form S-3 shelf registration statement registering our securities for a proposed maximum aggregate offering price of $200 million. We may use this shelf registration statement at any time or from time to time to offer, in one or more offerings, our debt securities, shares of our common stock, shares of our preferred stock, warrants to purchase our debt securities, common stock or preferred stock or units consisting of any combination of the foregoing securities. The shelf registration statement was declared effective on April 14, 2015.

Debt Covenants

As of March 31, 2015, we were in compliance with our covenants of the Secured Credit Facility.

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

The following table reconciles our net loss to EBITDA for the periods shown:

	Three months ended March 31,
(In thousands)	2015	2014
Net loss attributable to ORBCOMM Inc.	$(2,873)	$(431)
Income tax expense	477	173
Interest income	(71)	(2)
Interest expense	1,242	2
Depreciation and amortization	6,455	1,799

EBITDA	$5,230	$1,541

For the first quarter of 2015 compared to the first quarter of 2014, EBITDA increased $3.7 million, or 239.4%, while net income decreased $2.4 million. The rate of increase for EBITDA compared to the decrease in net income primarily reflects higher amortization of finite-lived intangible assets as a result of the SkyWave Acquisition, additional depreciation associated with the six next-generation satellites placed into service September 15, 2014 and increased interest expense associated with additional notes payable outstanding during 2015.

Contractual Obligations

There have been no material changes in our contractual obligations as of March 31, 2015, as previously disclosed in our Annual Report.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

There has been no material changes in our assessment of our sensitivity to market risk as of March 31, 2015, as previously disclosed in Part II, Item 7A “Quantitative and Qualitative Disclosures about Market Risks” in our Annual Report.

Concentration of credit risk

There were no customers with revenues greater than 10% of our consolidated total revenues for the quarter ended March 31, 2015. The following table presents customers with revenues greater than 10% of our consolidated total revenues for the quarter ended March 31, 2014:

Three Months ended March 31,
2014
Caterpillar Inc.	14.4%
Komatsu Ltd.	12.1%

Item 4. Disclosure Controls and Procedures

Evaluation of the Company’s disclosure controls and procedures.

The Company’s management evaluated, with the participation of the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2015. Based on their evaluation, the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2015.

Changes in Internal Control over Financial Reporting.

We reviewed our internal control over financial reporting at March 31, 2015. As a result of the SkyWave Acquisition and InSync Acquisition we have begun to integrate certain business processes and systems of SkyWave and InSync. Accordingly, certain changes have been made and will continue to be made to our internal controls over financial reporting until such time as this integration is complete. In reliance on interpretive guidance issued by the Securities and Exchange Commission (the “SEC”) staff, management has chosen to exclude disclosure of changes in internal control over financial reporting related to SkyWave and InSync.

There have been no other changes in our internal control over financial reporting identified in an evaluation thereof that occurred during the first quarter of 2015 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Except as discussed under “Overview” in Part 1, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” there have been no material changes in the risk factors as of March 31, 2015, as previously disclosed in Part I, Item 1A “Risk Factors” in our Annual Report.

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

ORBCOMM Inc. (Registrant)

Date: May 7, 2015	/s/ Marc J. Eisenberg
Marc J. Eisenberg,
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2015	/s/ Robert G. Costantini
Robert G. Costantini,
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: May 7, 2015	/s/ Constantine Milcos
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