Form 10-Q
period 2015-06-30
ORBCOMM Inc.
filed 2015-08-06
CIK 1361983

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of shares outstanding of the registrant’s common stock as of August 3, 2015 is 70,456,183.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ORBCOMM Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	June 30,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$64,728	$91,565
Cash held for acquisition	—	123,000
Accounts receivable, net of allowance for doubtful accounts of $849 and $706, respectively	30,061	23,194
Inventories	17,308	11,650
Prepaid expenses and other current assets	5,252	2,333
Deferred income taxes	3,208	814

Total current assets	120,557	252,556
Satellite network and other equipment, net	189,683	180,621
Goodwill	102,128	39,870
Intangible assets, net	94,183	26,334
Restricted cash	1,195	1,195
Other assets	7,775	5,921
Deferred income taxes	50	51

Total assets	$515,571	$506,548

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$9,607	$8,750
Accrued liabilities	24,484	20,336
Current portion of deferred revenue	5,610	3,525

Total current liabilities	39,701	32,611

Note payable - related party	1,264	1,389
Note payable	150,000	150,000
Deferred revenue, net of current portion	2,693	2,579
Deferred tax liabilities	21,924	5,696
Other liabilities	4,309	5,764

Total liabilities	219,891	198,039

Commitments and contingencies
Equity:
ORBCOMM Inc. stockholders’ equity
Preferred Stock Series A, par value $0.001; 1,000,000 shares authorized; 92,786 and 90,973 shares issued and outstanding	927	909
Common stock, par value $0.001; 250,000,000 share authorized; 70,486,173 and 70,109,488 shares issued at June 30, 2015 and December 31, 2014	70	70
Additional paid-in capital	378,972	376,297
Accumulated other comprehensive income	(1,181)	(583)
Accumulated deficit	(83,236)	(68,137)
Less treasury stock, at cost; 29,990 shares at June 30, 2015 and December 31, 2014	(96)	(96)

Total ORBCOMM Inc. stockholders’ equity	295,456	308,460
Noncontrolling interest	224	49

Total equity	295,680	308,509

Total liabilities and equity	$515,571	$506,548

See notes to condensed consolidated financial statements.

ORBCOMM Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Quarters Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Revenues:
Service revenues	$24,011	$14,902	$47,785	$29,328
Product sales	20,872	9,396	39,428	14,320

Total revenues	44,883	24,298	87,213	43,648

Cost of revenues, exclusive of depreciation and amortization shown below:
Cost of services	8,318	4,630	16,022	9,700
Cost of product sales	14,790	6,547	28,738	10,574

Gross profit	21,775	13,121	42,453	23,374

Operating expenses:
Selling, general and administrative	11,025	8,314	22,466	15,120
Product development	1,818	641	3,426	1,320
Depreciation and amortization	6,640	2,190	13,095	3,989
Impairment loss – satellite network	12,748	—	12,748	—
Acquisition-related and integration costs	1,110	182	3,561	1,366

Income (loss) from operations	(11,566)	1,794	(12,843)	1,579

Other income (expense):
Interest income	85	16	156	18
Other income (expense)	204	61	392	45
Interest expense	(1,332)	—	(2,574)	(2)

Total other (expense) income	(1,043)	77	(2,026)	61

(Loss) income before income taxes	(12,609)	1,871	(14,869)	1,640
Income taxes	(386)	427	91	600

Net (loss) income	(12,223)	1,444	(14,960)	1,040
Less: Net (loss) income attributable to the noncontrolling interests	(15)	41	121	68

Net (loss) income attributable to ORBCOMM Inc.	$(12,208)	$1,403	$(15,081)	$972

Net (loss) income attributable to ORBCOMM Inc. common stockholders	$(12,217)	$1,394	$(15,099)	$953

Per share information-basic:
Net (loss) income attributable to ORBCOMM Inc. common stockholders	$(0.17)	$0.03	$(0.21)	$0.02

Per share information-diluted:
Net (loss) income attributable to ORBCOMM Inc. common stockholders	$(0.17)	$0.02	$(0.21)	$0.02

Weighted average common shares outstanding:
Basic	70,427	55,199	70,333	54,212

Diluted	70,427	56,780	70,333	55,976

See notes to condensed consolidated financial statements.

ORBCOMM Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In Thousands)

(Unaudited)

	Quarters Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net (loss) income	$(12,223)	$1,444	$(14,960)	$1,040
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(56)	(58)	(544)	(58)

Other comprehensive loss	(56)	(58)	(544)	(58)

Comprehensive (loss) income	(12,279)	1,386	(15,504)	982
Less: Comprehensive (loss) income attributable to noncontrolling interests	(21)	(47)	175	(75)

Comprehensive (loss) income attributable to ORBCOMM Inc.	$(12,300)	$1,339	$(15,329)	$907

See notes to condensed consolidated financial statements.

ORBCOMM Inc.

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Six months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net (loss) income	$(14,960)	$1,040

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Change in allowance for doubtful accounts	246	221
Change in the fair value of acquisition-related contingent consideration	(732)	(586)
Amortization of the fair value adjustment related to warranty liabilities acquired through acquisitions	(12)	(24)
Amortization of deferred financing fees	220	—
Depreciation and amortization	13,095	3,989
Impairment loss – satellite network	12,748	—
Stock-based compensation	2,235	1,775
Foreign exchange gains	(273)	(78)
Increase in fair value of indemnification assets	—	(126)
Loss on settlement agreement in connection with the indemnification assets	—	97
Deferred income taxes	(271)	297
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	7,772	(2,249)
Inventories	(4,525)	(1,053)
Prepaid expenses and other assets	(1,061)	(591)
Accounts payable and accrued liabilities	(8,255)	148
Deferred revenue	806	567
Other liabilities	302	89

Net cash provided by operating activities	7,335	3,516

Cash flows from investing activities, net of acquisition:
Acquisition of businesses, net of cash acquired	(133,408)	(28,883)
Capital expenditures	(22,818)	(31,677)
Cash released from escrow for acquisition	123,000	—
Proceeds received from settlement agreement in connection with the indemnification assets	—	691
Proceeds from warranty claim on acquired inventory	—	167

Net cash used in investing activities	(33,226)	(59,702)

Cash flows from financing activities
Proceeds received from issuance of common stock in connection with public offering, net of underwriters’ discounts and commissions and offering costs	—	36,607
Proceeds received from issuance of long-term debt	10,000	—
Cash paid for debt issuance costs	(842)	—
Proceeds received from exercise of stock options	244	62
Payment of deferred purchase consideration	—	(25)
Principal payment of revolving credit facility	(10,000)	—
Principal payments of capital leases	(48)	(90)

Net cash (used in) provided by financing activities	(646)	36,554

Effect of exchange rate changes on cash and cash equivalents	(300)	(45)

Net decrease in cash and cash equivalents	(26,837)	(19,677)
Beginning of period	91,565	68,354

End of period	$64,728	$48,677

Supplemental disclosures of cash flow information:
Cash paid for
Interest	$4,508	$2,138

Income taxes	$384	$70

Supplemental schedule of noncash investing and financing activities
Noncash investing and financing activities:
Capital expenditures incurred not yet paid	$976	$3,433

Stock-based compensation included in capital expenditures	$78	$127

Series A convertible preferred stock dividend paid in-kind	$18	$19

Issuance of common stock as consideration for acquisition of Euroscan	$—	$2,243

Common stock issued as form of payment for MPUs	$358	$213

Acquisition-related contingent consideration	$542	$4,809

See notes to condensed consolidated financial statements.

ORBCOMM Inc.

Condensed Consolidated Statements of Changes in Equity

Six months ended June 30, 2015 and 2014

(in thousands, except share data)

(Unaudited)

						Accumulated
	Series A convertible				Additional	other
	Preferred stock		Common stock		paid-in	comprehensive	Accumulated	Treasury stock		Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	income	deficit	Shares	Amount	interests	equity

Balances, January 1, 2015	90,973	$909	70,109,488	$70	$376,297	$(583)	$(68,137)	29,990	$(96)	$49	$308,509
Vesting of restricted stock units	—	—	227,382	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,073	—	—	—	—	—	2,073
Common stock issued as form of payment for MPUs	—	—	54,801	—	358	—	—	—	—	—	358
Series A convertible preferred stock dividend	1,813	18		—	—	—	(18)	—	—	—	—
Exercise of SARs	—	—	44,502	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	50,000	—	244	—	—	—	—	—	244
Net loss	—	—	—	—	—	—	(15,081)	—	—	121	(14,960)
Foreign currency translation adjustments	—	—	—	—	—	(598)	—	—	—	54	(544)

Balances, June 30, 2015	92,786	$927	70,486,173	$70	$378,972	$(1,181)	$(83,236)	29,990	$(96)	$224	$295,680

Balances, January 1, 2014	102,054	$1,019	48,216,480	$48	$255,358	$235	$(63,416)	29,990	(96)	$(200)	$192,948
Vesting of restricted stock units	—	—	289,138	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,708	—	—	—	—	—	1,708
Proceeds received from issuance of common stock in connection with public offering, net of underwriters’ discounts and commissions and offering costs of $2,228	—	—	6,325,000	6	36,601	—	—	—	—	—	36,607
Common stock issued as form of payment for MPUs	—	—	33,594	—	213	—	—	—	—	—	213
Conversion of Series A convertible preferred stock to common stock	(9,836)	(98)	16,387	—	98	—	—	—	—	—	—
Issuance of common stock in connection with the acquisition of Euroscan	—	—	291,230	1	2,242	—	—	—	—	—	2,243
Series A convertible preferred stock dividend	1,940	19		—		—	(19)	—	—	—	—
Exercise of SARs	—	—	80,354	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	20,792	—	62	—	—	—	—	—	62
Net income	—	—	—	—	—	—	972	—	—	68	1,040
Foreign currency translation adjustments	—	—	—	—	—	(65)	—	—	—	7	(58)

Balances, June 30, 2014	94,158	$940	55,272,975	$55	$296,282	$170	$(62,463)	29,990	$(96)	$(125)	$234,763

See notes to condensed consolidated financial statements.

ORBCOMM Inc.

Notes to the Condensed Consolidated Financial Statements

(All amounts in thousands except share amounts, per share amounts or unless otherwise noted)

1. Organization and Business

ORBCOMM Inc. (“ORBCOMM” or the “Company”), a Delaware corporation, is a global wireless data communications company focused on machine-to-machine (“M2M”) communications. The Company’s services are designed to enable businesses and government agencies to track, monitor, and control and communicate with fixed and mobile assets. The Company operates a two-way global wireless data messaging system optimized for narrowband data communication. The Company also provides customers with technology to proactively monitor, manage and remotely control refrigerated transportation and other mobile assets. This technology enables the Company to expand its global technology platform by transferring capabilities across new and existing vertical markets and deliver complementary products to our channel partners and resellers worldwide. The Company provides these services through a constellation of 29 owned low-Earth orbit, or LEO, satellites, one AIS microsatellite and accompanying ground infrastructure, as well as terrestrial-based cellular communication services through reseller agreements with major cellular wireless providers. The Company’s satellite-based system uses small, low power, fixed or mobile satellite subscriber communicators for connectivity, and cellular wireless subscriber identity modules (“SIMS”) that are connected to the cellular wireless providers’ networks, with these systems capable of being connected to other public or private networks, including the Internet (collectively, the “ORBCOMM System”).

2. Summary of Significant Accounting Principles

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to SEC rules. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. In the opinion of management, the financial statements as of June 30, 2015 and for the quarters and six months ended June 30, 2015 and 2014 include all adjustments (including normal recurring accruals) necessary for a fair presentation of the consolidated financial position, results of operations, comprehensive income and cash flows for the periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. The financial statements include the accounts of the Company, its wholly-owned and majority-owned subsidiaries, and investments in variable interest entities in which the Company is determined to be the primary beneficiary. All significant intercompany accounts and transactions have been eliminated in consolidation. The portions of majority-owned subsidiaries that the Company does not own are reflected as noncontrolling interests in the condensed consolidated balance sheets.

Financial Statement Revision

The Company has included an immaterial correction of certain expenditures in its consolidated statement of cash flows between cash used in operating activities and cash used in investing activities as previously reported for the six months ended June 30, 2014. This revision is consistent with what was disclosed in the Company’s fiscal year 2014 consolidated statement of cash flows.

This revision does not affect the Company’s previously reported consolidated balance sheets, consolidated statements of operations, including earnings per share, changes in stockholders’ equity or total cash flows in the consolidated statement of cash flows.

A summary of the effects of this revision are as follows ($ in thousands):

	Consolidated Statement of Cash Flows Increase (Decrease) in cash
	As Previously Reported Six Months Ended June 30, 2014	After Revision Six Months Ended June 30, 2014
Cash flows from operating activities:
Accounts payable and accrued expenses	$(1,990)	$148

Net cash provided by operating activities	1,378	3,516

Cash flows from investing activities, net of acquisition:
Capital expenditures	(29,539)	(31,677)

Net cash used in investing activities	(57,564)	(59,702)

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

Although the Company owns interests in companies that it accounts for pursuant to the equity method, the investments in those entities had no carrying value as of June 30, 2015 and December 31, 2014. The Company has no guarantees or other funding obligations to those entities. The Company had no equity or losses of those investees for the quarters and six months ended June 30, 2015 and 2014.

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

The carrying value of the Company’s financial instruments, including cash, accounts receivable, note receivable and accounts payable approximated their fair value due to the short-term nature of these items. The carrying value of the Secured Credit Facilities, as defined below, approximated its fair value as the debt is at variable interest rates.

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

There were no customers with revenues greater than 10% of the Company’s consolidated total revenues for the quarter and six months ended June 30, 2015. The following table presents customers with revenues greater than 10% of the Company’s consolidated total revenues for the periods in 2014 shown below:

	Quarter ended	Six Months ended
	June 30,	June 30,
	2014	2014
Caterpillar Inc.	12.4%	13.3%
Komatsu Ltd.	10.2%	11.1%

The following table presents customers with accounts receivable greater than 10% of the Company’s consolidated accounts receivable for the periods shown:

	June 30,	December 31,
	2015	2014
Hub City Terminals, Inc.	14.8%	*
Caterpillar Inc.	10.3%	13.6%
Walmart Stores, Inc.	*	15.0%

*	Balance is less than 10% of consolidated accounts receivable

As of June 30, 2015, the Company did not maintain in-orbit insurance coverage for its first generation satellites to address the risk of potential systemic anomalies, failures or catastrophic events affecting its satellite constellation. The Company maintains in-orbit insurance coverage over its next-generation satellites, as described in “Note 15 – Commitments and Contingencies.”

Inventories

Inventories are stated at the lower of cost or market, determined on a first-in, first-out basis. The Company’s inventory consists primarily of finished goods, raw materials and purchased parts to be utilized by its contract manufacturer. The Company reviews inventory quantities on hand and evaluates the realizability of inventories and adjusts the carrying value as necessary based on forecasted product demand. A provision is made for potential losses on obsolete inventories when identified.

Valuation of Long-Lived Assets

Property and equipment and other long-lived assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company measures recoverability by comparing the carrying amount to the projected cash flows the assets are expected to generate. An impairment loss is recognized to the extent that carrying value exceeds fair value.

Our satellite constellation and related assets, including satellites under construction, are evaluated as a single asset group whenever facts or circumstances indicate that the carrying value may not be recoverable. If indicators of impairment are identified, recoverability of long-lived assets is measured by comparing their carrying amount to the projected cash flows the assets are expected to generate. Determining whether an impairment has occurred typically requires the use of significant estimates and assumptions, including the allocation of cash flows to assets or asset groups and, if required, an estimate of fair value for those assets or asset groups.

If a satellite were to fail during launch or while in-orbit, the resulting loss would be charged to expense in the period it is determined that the satellite is not recoverable. The amount of any such loss would be reduced to the extent of insurance proceeds estimated to be received. An impairment loss of $12,748 related to one of the Company’s in-orbit next-generation (“OG2”) satellites was recorded for the quarter ended June 30, 2015. Refer to “Note 6 – Satellite Network and Other Equipment” for more information.

Warranty Costs

The Company accrues for warranty coverage, typically one-year, on product sales estimated at the time of sale based on historical costs to repair or replace products for customers compared to historical product revenues. The warranty accrual is included in accrued liabilities on the condensed consolidated balance sheet. Refer to “Note 8 – Accrued Liabilities” for more information.

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

3. Acquisitions

SkyWave Mobile Communications Inc.

On January 1, 2015, pursuant to an Arrangement Agreement dated November 1, 2014, among the Company, the Company’s acquisition subsidiary, SkyWave Mobile Communications Inc. (“SkyWave”) and the representatives of certain SkyWave shareholders, the Company completed the acquisition of 100% of the outstanding shares of SkyWave for total consideration of $130,203 consisting of (i) $122,703 cash consideration, inclusive of a working capital settlement of $300, of which $10,600 was deposited in escrow in connection with certain indemnification obligations; and (ii) $7,500 in the form of a promissory note settled by the transfer of assets to Inmarsat Global Limited (“Inmarsat”) pursuant to an agreement with Inmarsat (the “SkyWave Acquisition”). The $7,500 note was not considered part of the purchase price for accounting purposes.

Preliminary Estimated Purchase Price Allocation

The transaction has been accounted for using the acquisition method of accounting in accordance with ASC Topic 805 “Business Combinations.” This method requires that assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date (the “Acquisition Method”). The excess of the purchase price over the net assets was recorded as goodwill. The preliminary allocation of the purchase price was based upon a preliminary valuation and the estimates and assumptions are subject to change during the one year measurement period. During the quarter ended June 30, 2015, the Company recorded a measurement period adjustment relating to working capital accounts and deferred tax liabilities, which resulted in a net decrease in goodwill of $722. The total consideration for the SkyWave Acquisition was $122,703 in a debt-free cash-free transaction. The preliminary purchase price allocation for the acquisition, net of the assets transferred to Inmarsat, is as follows:

Amount
Cash	$110
Accounts receivable	14,028
Inventory	1,335
Other current assets	2,180
Property, plant and equipment	4,769
Intangible assets	67,214
Other noncurrent assets	6,108

Total identifiable assets acquired	95,744

Accounts payable and accrued expenses	9,987
Deferred revenues	1,117
Other liabilities	1,168
Deferred tax liabilities	17,527

Total liabilities assumed	29,799

Net identifiable assets acquired	65,945
Goodwill	56,758

Total preliminary purchase price	$122,703

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

Indemnification Asset

In connection with the Arrangement Agreement, the Company and its acquisition subsidiary entered into an escrow agreement with the representatives of certain SkyWave shareholders and an escrow agent. Under the terms of this escrow agreement, (i) $9,750 was placed in an indemnity escrow account to be held through March 31, 2016 to fund any indemnification obligations to the Company under the Arrangement Agreement; (ii) $850 was placed in a pre-closing tax escrow account through the date on which all applicable statutes of limitations (as the same may be extended or waived) for each pre-closing tax period ending on or after June 30, 2009 have expired to fund any indemnification obligations to the Company against any pre-close tax liabilities due; and (iii) $503 was placed in a working capital escrow account to fund any working capital obligations as described under the Arrangement Agreement. During the quarter ended June 30, 2015, the Company and the representative of the SkyWave shareholders agreed to a working capital settlement of $300, reducing the purchase price to $122,703.

Unaudited Pro Forma Results of Operation

The following table presents the unaudited pro forma consolidated operating results for the Company, as though the SkyWave Acquisition had occurred as of the beginning of the prior annual reporting period. The unaudited pro forma results reflect certain adjustments related to past operating performance, the impact of the debt issued, acquisition costs and acquisition accounting adjustments, such as increased depreciation and amortization expense based on the fair valuation of assets acquired and the related tax effects. The pro forma results do not include any anticipated synergies which may be achievable subsequent to the acquisition date. Accordingly, such pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisition been completed on the dates indicated, nor are they indicative of the future operating results of the combined company:

(in thousands; except per share amounts)	Quarter ended June 30, 2014	Six months ended June 30, 2014
Net revenues	$39,897	$73,557
Net income (loss) attributable to common shareholders	$349	$(2,665)
Earnings per share:
Basic	$0.01	$(0.04)
Diluted	$0.01	$(0.04)

InSync, Inc.

On January 16, 2015, pursuant to a Share Purchase Agreement entered into by the Company, IDENTEC Group AG (“IDENTEC” or the “Sellers”) and InSync Software, Inc. (“InSync”), the Company completed the acquisition of 100% of the outstanding shares of InSync from IDENTEC for an aggregate consideration of (i) $11,100 in cash, comprised of various components and subject to net working capital adjustments, of which $1,320 was deposited in escrow in connection with certain indemnification obligations; and (ii) additional contingent consideration of up to $5,000 (the “InSync Acquisition”).

Preliminary Estimated Purchase Price Allocation

The transaction has been accounted for using the Acquisition Method. The excess of the purchase price over the net assets was recorded as goodwill. The preliminary allocation of the purchase price was based upon a preliminary valuation and the estimates and assumptions are subject to change during the one year measurement period. During the quarter ended June 30, 2015, the Company recorded a measurement period adjustment related to the intangible asset valuation and other working capital accounts, which increased goodwill by $189. The total consideration for the InSync Acquisition was $11,642 in a debt-free cash-free transaction. The preliminary estimated purchase price allocation for the acquisition, net of the estimated fair value of the contingent consideration, is as follows:

Amount
Cash	$288
Accounts receivable	1,141
Other current assets	204
Deferred tax assets	2,342
Property, plant and equipment	51
Intangible assets	5,788
Other noncurrent assets	55

Total identifiable assets acquired	9,869

Accounts payable and accrued expenses	1,181
Deferred revenues	250
Deferred tax liabilities	2,342

Total liabilities assumed	3,773

Net identifiable assets acquired	6,096
Goodwill	5,546

Total preliminary purchase price	$11,642

Contingent Consideration

Additional consideration is conditionally due to the Sellers upon achievement of certain financial milestones. The fair value measurement of the contingent consideration obligation is determined using Level 3 unobservable inputs supported by little or no market activity based on our own assumptions. The estimated fair value of the contingent consideration was determined based on the Company’s preliminary estimates using the probability-weighted discounted cash flow approach. The Company recorded a reduction of the contingent liability of $534 in Selling, General and Administrative (“SG&A”) expenses in the condensed consolidated statement of operations in the quarter and six months ended June 30, 2015. As of June 30, 2015, the Company recorded $25 in accrued expenses on the condensed consolidated balance sheet.

Intangible Assets

The estimated fair value of the technology and trademark intangible assets was determined using Technology and Trademark Valuation Technique. The estimated fair value of the customer lists was determined using the Customer List Valuation Technique. The discount rate used to arrive at the present value at the acquisition date of the customer lists, technology and trademarks was 15%. The remaining useful lives of the technology and trademarks were based on historical product development cycles, the projected rate of technology migration and a market participant’s use of these intangible assets and the pattern of projected economic benefit of these intangible assets. The remaining useful lives of customer lists were based on the customer attrition and the projected economic benefit of these customers.

	Estimated Useful life (years)	Amount
Customer lists	14	$5,056
Technology	10	632
Trademarks	4	100

		$5,788

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

Indemnification Asset

In connection with the Share Purchase Agreement, the Company entered into an escrow agreement with the Sellers and an escrow agent. Under the terms of the agreement, $1,320 was placed in an escrow account through April 16, 2016 to fund any indemnification obligations to the Company under the Share Purchase Agreement.

Euroscan Holding B.V.

On March 11, 2014, pursuant to the Share Purchase Agreement entered into by the Company and MWL Management B.V., R.Q. Management B.V., WBB GmbH, ING Corporate Investments Participaties B.V. and Euroscan Holding B.V., as sellers (the “Share Purchase Agreement”), the Company completed the acquisition of 100% of the outstanding equity of Euroscan Holding B.V., including, indirectly, its wholly-owned subsidiaries Euroscan B.V., Euroscan GmbH Vertrieb Technischer Geräte, Euroscan Technology Ltd. and Ameriscan, Inc. (collectively, the “Euroscan Group” or “Euroscan”) for an aggregate consideration of (i) $29,163, inclusive of net working capital adjustments and net cash (on a debt free, cash free basis); (ii) issuance of 291,230 shares of the Company’s common stock, valued at $7.70 per share, which reflected the Company’s closing price on the acquisition date; and (iii) additional contingent considerations of up to $6,547 (the “Euroscan Acquisition”). The Euroscan Acquisition allows the Company to complement its North American Operations in M2M by adding significant distribution channel in Europe and other key geographies where Euroscan has market share.

Contingent Consideration

Additional consideration is conditionally due to MWL Management B.V. and R.Q. Management B.V. upon achievement of financial and operational milestones. The fair value measurement of the contingent consideration obligation is determined using Level 3 unobservable inputs supported by little or no market activity based on our own assumptions. The estimated fair value of the contingent consideration was determined based on the Company’s preliminary estimates using the probability-weighted discounted cash flow approach. As of June 30, 2015, the Company recorded $1,999 in accrued expenses and $1,830 in other non-current liabilities on the condensed consolidated balance sheet. Changes in the fair value of the contingent consideration obligations are recorded in the condensed consolidated statement of operations. For the quarter and six months ended June 30, 2015, charges of $88 and $176, respectively, were recorded in SG&A expenses in the condensed consolidated statement of operations for accretion associated with the contingent consideration.

4. Stock-based Compensation

The Company’s stock-based compensation plans consist of a 2006 Long-Term Incentives Plan (the “2006 LTIP”), under which there were 2,646,570 shares available for grant as of June 30, 2015.

Total stock-based compensation recorded by the Company for the quarter ended June 30, 2015 and 2014 was $1,104 and $894, respectively, and for the six months ended June 30, 2015 and 2014 was $2,235 and $1,775, respectively. Total capitalized stock-based compensation for the quarter ended June 30, 2015 and 2014 was $50 and $66, respectively, and for the six months ended June 30, 2015 and 2014 was $78 and $127, respectively.

The following table summarizes the components of stock-based compensation expense in the condensed consolidated statements of operations for the quarters and six months ended June 30, 2015 and 2014:

	Quarters ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Cost of services	$85	$11	$199	$80
Cost of product sales	10	20	24	50
Selling, general and administrative	952	793	1,881	1,515
Product development	57	70	131	130

Total	$1,104	$894	$2,235	$1,775

As of June 30, 2015, the Company had unrecognized compensation costs for stock appreciation rights and restricted stock unit arrangements totaling $2,773.

2006 LTIP

Time-Based Stock Appreciation Rights

A summary of the Company’s time-based Stock Appreciation Rights (“SARs”) for the six months ended June 30, 2015 is as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2015	3,853,367	$4.53
Granted	270,000	6.23
Exercised	(106,950)	4.15
Forfeited or expired	(50,000)	4.83

Outstanding at June 30, 2015	3,966,417	$4.65	6.00	$8,608

Exercisable at June 30, 2015	3,318,417	$4.24	5.27	$8,633

Vested and expected to vest at June 30, 2015	3,966,417	$4.65	6.00	$8,608

For the quarter ended June 30, 2015 and 2014, the Company recorded stock-based compensation expense of $529 and $432 relating to these SARs, respectively. For the six months ended June 30, 2015 and 2014, the Company recorded stock-based compensation expense of $958 and $846 relating to these SARs, respectively. As of June 30, 2015, $1,674 of total unrecognized compensation cost related to these SARs is expected to be recognized through January 2018.

The weighted-average grant date fair value of the time-based SARs granted during the six months ended June 30, 2015 was $3.37.

The intrinsic value of the SARs exercised was $249 for the six months ended June 30, 2015.

Performance-Based Stock Appreciation Rights

A summary of the Company’s performance-based SARs for the six months ended June 30, 2015 is as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2015	786,034	$5.51
Granted	8,000	5.65
Exercised	(10,300)	2.78
Forfeited or expired	(160)	5.65

Outstanding at June 30, 2015	783,574	$5.55	4.90	$1,925

Exercisable at June 30, 2015	779,574	$5.55	4.87	$1,921

Vested and expected to vest at June 30, 2015	783,574	$5.55	4.90	$1,925

For the quarter ended June 30, 2015 and 2014, the Company recorded stock-based compensation of $3 and $0 relating to these SARs, respectively. For the six months ended June 30, 2015 and 2014, the Company recorded stock-based compensation of $16 and $47 relating to these SARs, respectively. As of June 30, 2015, $10 of total unrecognized compensation cost related to these SARs is expected to be recognized through March 2016.

The intrinsic value of the SARs exercised was $40 for the six months ended June 30, 2015.

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

	Six months ended June 30,
	2015	2014
Risk-free interest rate	1.35% and 1.82%	1.81% and 1.94%
Expected life (years)	6.0	6.0
Estimated volatility factor	64.04% and 64.63%	66.59% to 67.34%
Expected dividends	None	None

Time-based Restricted Stock Units

A summary of the Company’s time-based Restricted Stock Units (“RSUs”) for the six months ended June 30, 2015 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Balance at January 1, 2015	90,255	$6.66
Granted	61,070	6.55
Vested	(90,255)	7.04
Forfeited or expired	—	—

Balance at June 30, 2015	61,070	$5.99

For the quarter ended June 30, 2015 and 2014, the Company recorded stock-based compensation expense of $100 and $167 related to these RSUs, respectively. For the six months ended June 30, 2015 and 2014, the Company recorded stock-based compensation expense of $271 and $257 related to these RSUs, respectively. As of June 30, 2015, $203 of total unrecognized compensation cost related to these RSUs is expected to be recognized through December 2015.

Performance-based Restricted Stock Units

A summary of the Company’s performance-based RSUs for the six months ended June 30, 2015 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Balance at January 1, 2015	321,525	$6.41
Granted	76,375	6.14
Vested	(137,129)	6.09
Forfeited or expired	(15,673)	6.21

Balance at June 30, 2015	245,098	$6.51

For the quarter ended June 30, 2015 and 2014, the Company recorded stock-based compensation expense of $308 and $205 related to these RSUs, respectively. For the six months ended June 30, 2015 and 2014, the Company recorded stock-based compensation expense of $750 and $431 related to these RSUs, respectively. As of June 30, 2015, $886 of total unrecognized compensation cost related to these RSUs is expected to be recognized through March 2016.

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

Six months ended June 30,
	2015	2014
Risk-free interest rate	0.11% to 0.83%	0.07% to 0.68%
Estimated volatility factor	31.00% to 38.00%	40.00% to 46.00%
Expected dividends	None	None

For the quarter ended June 30, 2015 and 2014, the Company recorded stock-based compensation of $164 and $91 relating to these MPUs, respectively. For the six months ended June 30, 2015 and 2014, the Company recorded stock-based compensation of $240 and $196 relating to these MPUs, respectively.

2004 Stock Option Plan

During the six months ended June 30, 2015, 50,000 stock options were exercised at a weighted-average exercise price of $4.88 shares and an intrinsic value of $55. There are no stock options outstanding and available for exercise as of June 30, 2015.

5. Net (Loss) Income Attributable to ORBCOMM Inc. Common Stockholders

The Company accounts for earnings per share (“EPS”) in accordance with FASB ASC Topic 260, “Earnings Per Share” (“ASC 260”) and related guidance, which requires two calculations of EPS to be disclosed: basic and diluted. The numerator in calculating basic and diluted EPS is an amount equal to the net (loss) income attributable to ORBCOMM Inc. common stockholders for the periods presented. The denominator in calculating basic EPS is the weighted average shares outstanding for the respective periods. The denominator in calculating diluted EPS is the weighted average shares outstanding, plus the dilutive effect of stock option grants, unvested SAR and RSU grants and shares of Series A convertible preferred stock for the respective periods. The following sets forth the basic and diluted calculations of EPS for the quarters and six months ended June 30, 2015 and 2014:

	Quarters Ended			Six Months Ended
	June 30,			June 30,
(In thousands, expect per share data)	2015		2014	2015	2014
Net (loss) income attributable to ORBCOMM Inc. common stockholders	$(12,217)		$1,394	$(15,099)	$953

Weighted average number of common shares outstanding:
Basic number of common shares outstanding	70,427		55,199	70,333	54,212
Dilutive effect of grants of stock options, unvested SAR’s and RSU’s and shares of Series A convertible preferred stock	—		1,581	—	1,764

Diluted number of common shares outstanding	70,427		56,780	70,333	55,976

Earnings per share:
Basic	$(0.1	7)	$0.03	$(0.21)	$0.02
Diluted	$(0.1	7)	$0.02	$(0.21)	$0.02

The following represents amounts not included in the above calculation of diluted EPS as their impact was anti-dilutive under the treasury stock method:

	Quarters ended June 30,		Six months ended June 30,
(Shares in thousands)	2015	2014	2015	2014
SAR’s	*	1,006	*	741

*	Not applicable due to the loss for the period.

The computation of net (loss) income attributable to ORBCOMM Inc. common stockholders for quarter and six months ended June 30, 2015 and 2014 is as follows:

	Quarters ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Net (loss) income attributable to ORBCOMM Inc.	$(12,208)	$1,403	$(15,081)	$972
Preferred stock dividends on Series A convertible preferred stock	(9)	(9)	(18)	(19)

Net (loss) income attributable to ORBCOMM Inc. common stockholders	$(12,217)	$1,394	$(15,099)	$953

6. Satellite Network and Other Equipment

Satellite network and other equipment consisted of the following:

	Useful life (years)	June 30, 2015	December 31, 2014
Land		$381	$381
Satellite network	1-10	105,159	116,444
Capitalized software	3-7	10,008	7,013
Computer hardware	3	3,548	2,761
Other	2-7	6,385	4,703
Assets under construction		102,656	81,099

		228,137	212,401
Less: accumulated depreciation and amortization		(38,454)	(31,780)

		$189,683	$180,621

During the six months ended June 30, 2015 and 2014, the Company capitalized costs attributable to the design and development of internal-use software in the amount of $1,770 and $1,405, respectively.

Depreciation and amortization expense for the quarters ended June 30, 2015 and 2014 was $4,005 and $1,401, respectively, including amortization of internal-use software of $408 and $224, respectively. Depreciation and amortization expense for the six months ended June 30, 2015 and 2014 was $7,851 and $2,738, respectively, including amortization of internal-use software of $784 and $410, respectively.

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

In January 2015, the Company lost communication with one of its first generation Plane B satellites. During the quarter ended March 31, 2015, the Company removed $137 from satellite network and accumulated depreciation, respectively, representing the fully depreciated value of the satellite.

In June 2015 the Company lost communication with one of the in-orbit OG2 satellites. The Company is conducting an on-going Failure Review Board (“FRB”) investigation led by the satellite prime contractor Sierra Nevada Corporation (“SNC”) with extensive support from the payload subcontractor Boeing and the Company’s engineers. On August 4, 2015, due to the extended period of no communication with the satellite, the Company’s Audit Committee of the Board of Directors concluded, based on management’s recommendation, that a non-cash impairment charge of $12,748 should be recorded as a recognized subsequent event in accordance with FASB ASC Topic 855 “Subsequent Events” to write-off the net book value of the satellite for the quarter ended June 30, 2015 and decreased satellite network and other equipment by $13,788 and associated accumulated depreciation by $1,040 to remove the asset as of June 30, 2015. The impairment charge is reflected in the accompanying condensed consolidated financial statements. No amount of the impairment charge represents a cash expenditure and the Company does not expect that this impairment will result in any future cash expenditure.

7. Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price of an acquired business over the estimated fair values of the underlying net tangible and intangible assets.

Goodwill consisted of the following:

Amount
Balance at January 1, 2015	$39,870
Additions through acquisitions	62,304
Other adjustments	(46)

Balance at June 30, 2015	$102,128

During the six months ended June 30, 2015, the following key items impacted goodwill:

•	The Company recognized goodwill of $56,758 in connection with the SkyWave Acquisition

•	The Company recognized goodwill of $5,546 in connection with the InSync Acquisition

Goodwill is allocated to the Company’s one reportable segment, which is its only reporting unit.

The Company’s intangible assets consisted of the following:

		June 30, 2015			December 31, 2014
	Useful life (years)	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Customer lists	5, 7, 10, 12 and 14	$86,277	$(7,069)	$79,208	$21,850	$(2,939)	$18,911
Patents and technology	5 and 10	15,976	(3,161)	12,815	8,473	(2,259)	6,214
Trade names and trademarks	3, 4, 5 and 10	2,853	(693)	2,160	1,690	(481)	1,209

		$105,106	$(10,923)	$94,183	$32,013	$(5,679)	$26,334

The weighted-average amortization period for the intangible assets is 10.3 years. The weighted-average amortization period for customer lists, patents and technology and trade names and trademarks is 10.5, 9.3 and 7.3 years, respectively.

On January 1, 2015, the Company acquired intangible assets in connection with the SkyWave Acquisition of $67,214, including $59,371 relating to customer lists, $6,781 relating to technology and $1,062 relating to trademarks.

On January 16, 2015, the Company acquired intangible assets in connection with the InSync Acquisition of $5,788, including $5,056 relating to customer lists, $632 relating to technology and $100 relating to trademarks.

Amortization expense was $2,635 and $789 for the quarters ended June 30, 2015 and 2014, respectively. Amortization expense was $5,244 and $1,251 for the six months ended June 30, 2015 and 2014, respectively.

Estimated annual amortization expense for intangible assets subsequent to June 30, 2015 is as follows:

Amount
2015 (remaining)	$5,286
2016	10,526
2017	10,377
2018	10,339
2019	10,302
Thereafter	47,353

$94,183

8. Accrued Liabilities

The Company’s accrued liabilities consisted of the following:

	June 30, 2015	December 31, 2014

Accrued compensation and benefits	$4,292	$4,453
Warranty	2,229	1,470
Corporate income tax payable	429	455
Contingent earn-out amount	2,156	1,115
Accrued satellite network and other equipment	977	1,188
Accrued inventory purchases	2,146	475
Milestone payable	5,460	5,460
Accrued interest expense	1,049	1,083
Accrued acquisition-related costs	92	417
Accrued credit facility financing fees	100	734
Accrued professional fees	395	448
Accrued airtime charges	791	—
Other accrued expenses	4,368	3,038

	$24,484	$20,336

For the six months ended June 30, 2015 and 2014, changes in accrued warranty obligations consisted of the following:

	June 30,
	2015	2014
Balance at January 1,	$1,470	$2,199
Warranty liabilities assumed from acquisition	450	96
Amortization of fair value adjustment of warranty liabilities acquired through acquisitions	(12)	(24)
Reduction of warranty liabilities assumed in connection with acquisitions	(174)	(250)
Warranty expense	662	155
Warranty charges	(167)	(472)

Balance at June 30,	$2,229	$1,704

9. Deferred Revenues

Deferred revenues consisted of the following:

	June 30, 2015	December 31, 2014
Service activation fees	$4,785	$3,411
Prepaid services	3,238	2,509
Prepaid product revenues	149	15
Warranty revenues	131	169

	8,303	6,104
Less current portion	(5,610)	(3,525)

Long-term portion	$2,693	$2,579

10. Note Payable-Related Party

In connection with the acquisition of a majority interest in Satcom in 2005, the Company recorded an indebtedness to OHB Technology A.G. (formerly known as OHB Teledata A.G.), a stockholder of the Company. At June 30, 2015 and December 31, 2014, the principal balance of the note payable was €1,138 and it had a carrying value of $1,264 and $1,389, respectively. The carrying value was based on the note’s estimated fair value at the time of acquisition. The difference between the carrying value and principal balance was being amortized to interest expense over the estimated life of the note of six years which ended in September 30, 2011. This note does not bear interest and has no fixed repayment term. Repayment will be made from the distribution profits, as defined in the note agreement, of ORBCOMM Europe LLC, a wholly owned subsidiary of the Company. The note has been classified as long-term and the Company does not expect any repayments to be required prior to June 30, 2016.

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

In connection with entering into the Credit Agreement, and the subsequent funding of the Initial Term Loan Facility, Revolving Credit Facility, Term B2 Facility and the Term B3 Facility, the Company incurred approximately $4,721 of debt issuance costs. For the quarter and six months ended June 30, 2015, amortization of the debt issuance costs was $239 and $458, respectively. For the quarter and six months ended June 30, 2015, the Company capitalized $1,127 and $2,412, respectively, of interest expense and amortization of the debt issuance costs associated with the Initial Term Loan Facility and Revolving Credit Facility to construction of the next-generation satellites. The Company recorded charges of $1,332 and $2,574 to interest expense on its statement of operations for the quarter and six months ended June 30, 2015, respectively, related to interest expense and amortization of debt issuance costs associated with the Term B2 and Term B3 loan facilities.

At June 30, 2015, no amounts were outstanding under the Revolving Credit Facility. The net availability under the Revolving Credit Facility was $10,000.

As of June 30, 2015, the Company was in compliance with all financial covenants.

$45,000 9.5% Senior Notes

On January 4, 2013, the Company issued $45,000 aggregate principal amount of Senior Notes (“Senior Notes”) due January 4, 2018. Interest is payable quarterly at a rate of 9.5% per annum. The Senior Notes are secured by a first priority security interest in substantially all of the Company’s and its subsidiaries’ assets. The covenants in the Senior Notes limits the

Company’s ability to, among other things, (i) incur additional indebtedness and liens; (ii) sell, transfer, lease or otherwise dispose of the Company’s or subsidiaries assets; or (iii) merge or consolidate with other companies. The Company is also required to obtain launch and one year in-orbit insurance for the next-generation satellites under the terms of the Senior Notes. The Company must also comply with a maintenance covenant of either having available liquidity of $10,000 (the sum of (a) cash and cash equivalents plus (b) the total amount available to be borrowed under a working capital facility) or a leverage ratio (consolidated total debt to consolidated adjusted EBITDA, adjusted for stock-based compensation, certain other non-cash items and other agreed upon other charges) of not more than 4.5 to 1.0. In connection with the issuance of the Senior Notes, the Company incurred approximately $1,390 of debt issuance costs, to be amortized through January 4, 2018. For the quarter and six months ended June 30, 2014, amortization of the debt issuance costs was $66 and $136, respectively. For the quarter and six months ended June 30, 2014, the Company capitalized all of the interest expense and amortization of the debt issuance costs to construction of the next-generation satellites. The Senior Notes were redeemed in full on October 10, 2014.

12. Stockholders’ Equity

Series A convertible preferred stock

During the six months ended June 30, 2015, the Company issued dividends in the amount of 1,813 shares to the holders of the Series A convertible preferred stock. As of June 30, 2015, dividends in arrears were $9.

Common Stock

In January 2015, the Company issued 54,801 shares of its common stock as a form of payment in connection with MPUs for achieving the fiscal year 2013 and 2014 stock performance target.

As of June 30, 2015, the Company has reserved 7,702,729 shares of common stock for future issuances related to employee stock compensation plans.

13. Segment Information

The Company operates in one reportable segment, M2M data communications. Other than satellites in orbit, goodwill and intangible assets, long-lived assets outside of the United States are not significant. The Company’s foreign exchange exposure is limited as approximately 92% of the Company’s consolidated revenue is collected in US dollars. The following table summarizes revenues on a percentage basis by geographic regions, based on the country in which the customer is located.

	Quarters ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
United States	64%	74%	64%	77%
South America	14%	—	14%	—
Japan	2%	6%	2%	6%
Europe	19%	17%	19%	13%
Other	1%	3%	1%	4%

	100%	100%	100%	100%

14. Income taxes

For the quarter ended June 30, 2015, the Company’s income tax benefit was $(386) resulting from foreign income tax expense of $252 from income generated by the Company’s international operations and $82 of amortization of tax basis goodwill generated from acquisitions, offset by deferred tax credits related to amortization of intangible assets with no tax basis. For the quarter ended June 30, 2014, the Company’s income tax provision was $427 resulting from foreign income tax expense of $194 from income generated by our international operations and $233 of amortization of tax basis goodwill generated from acquisitions offset, in part, by deferred tax credits related to amortization of intangible assets with no tax basis.

For the six months ended June 30, 2015, the Company’s income tax provision was $91 resulting from foreign income tax expense of $839 from income generated by the Company’s international operations and $166 of amortization of tax basis goodwill generated from acquisitions offset, in part, by deferred tax credits related to amortization of intangible assets with no tax basis. For the six months ended June 30, 2014, the Company’s income tax provision was $600 resulting from foreign income tax expense of $304 from income generated by our international operations and $296 of amortization of tax basis goodwill generated from acquisitions offset, in part, by deferred tax credits related to amortization of intangible assets with no tax basis.

As of June 30, 2015 and December 31, 2014, the Company maintained a valuation allowance against its net deferred tax assets primarily attributable to operations in the United States, as the realization of such assets was not considered more likely than not.

There were no changes to the Company’s unrecognized tax benefits during the six months ended June 30, 2015. The Company does not expect any significant changes to its unrecognized tax positions during the next twelve months.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were recognized during the six months ended June 30, 2015.

15. Commitments and Contingencies

Next-generation satellite procurement

On May 5, 2008, the Company entered into a procurement agreement with SNC pursuant to which SNC is constructing eighteen LEO satellites in three sets of satellites (“shipsets”) for the Company’s next-generation satellites (the “Initial Satellites”). Under the agreement, SNC is also providing launch support services, a test satellite (excluding the mechanical structure), a satellite software simulator and the associated ground support equipment.

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

As of June 30, 2015, the Company has made milestone payments of $7,928 to SNC under the procurement agreement. The Company anticipates making payments of approximately $29,512 under the agreement during 2015.

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

On April 13, 2015, the Company and SpaceX entered into Amendment #1 to the Falcon 9 Agreement (the “First LSA Amendment”). The First LSA Amendment amends certain terms of the Falcon 9 Agreement dated December 21, 2012 applicable to the second launch period including (i) the milestone payment schedule related to the second launch, but does not change the total contract price of $42,600 and (ii) establishing a launch window for the second launch, as well as modifying other terms and conditions relating to the second launch as originally set forth in the Falcon 9 Agreement.

As of June 30, 2015, the Company made milestone payments of $5,325 under the Falcon 9 Agreement. The Company anticipates making payments of approximately $1,065 under the agreement during 2015.

In April 2014, the Company obtained launch and one year in-orbit insurance for the OG2 satellite program. For the first launch of six satellites, the Company obtained (i) a maximum total of $66,000 of launch plus one year in-orbit insurance coverage; and (ii) $22,000 of launch vehicle flight only insurance coverage (“Launch One”). The total premium cost for Launch One was $9,953. For the second launch of eleven satellites, the Company obtained (i) a maximum total of $120,000 of launch plus one year in-orbit insurance coverage; and (ii) $22,000 of launch vehicle flight only insurance coverage (“Launch Two”). The total premium cost for Launch Two is $16,454. In April 2014, the Company paid the total premium for Launch One and 5% of the total premium for Launch Two, with the balance of the premium cost for Launch Two becoming due 30 days prior to the scheduled launch of the second mission. The majority of the premium payments are recorded as satellite network and other equipment, net in the consolidated balance sheet as of June 30, 2015. The Launch One coverage took effect on July 14, 2014, following the launch and insertion of the first six satellites into orbit.

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

In June 2015 the Company lost communication with one of the in-orbit OG2 satellites. The Company is conducting an on-going FRB investigation led by the satellite prime contractor SNC with extensive support from the payload subcontractor Boeing and the Company’s engineers. On August 4, 2015, due to the extended period of no communication with the satellite, the Company’s Audit Committee of the Board of Directors concluded, based on management’s recommendation, that a non-cash impairment charge of $12,748 should be recorded as a recognized subsequent event in accordance with FASB ASC Topic 855 “Subsequent Events” to write-off the net book value of the satellite for the quarter ended June 30, 2015 and decreased satellite network and other equipment by $13,788 and associated accumulated depreciation by $1,040 to remove the asset as of June 30, 2015. The impairment charge is reflected in the accompanying condensed consolidated financial statements. No amount of the impairment charge represents a cash expenditure and the Company does not expect that this impairment will result in any future cash expenditure.

We have notified our in-orbit insurers that the loss of the OG2 satellite may result in a constructive total loss of that satellite. Under the insurance terms mentioned above, this satellite will be the first of the three satellite deductible in the aggregate for both Launch One and Launch Two, under which no claim is payable.

On July 14, 2015, the Company obtained an additional one year in-orbit insurance for the five OG2 satellites currently in-orbit for a maximum total of $40,000. The additional in-orbit coverage took effect on July 15, 2015, following the end of the coverage period for the initial launch and one year in-orbit insurance. The policy contains a one satellite deductible across the five in-orbit OG2 satellites whereby claims are payable in excess of the first satellite that is a total loss or constructive total loss. The policy is also subject to a specific exclusion for losses that have resulted from an anomaly with the same signatures as the initial OG2 satellite loss. There are other specified exclusions and material change limitations customary in the industry which include losses resulting from war, anti-satellite devices, insurrection, terrorist acts, government confiscation, radioactive contamination, electromagnetic interference, loss of revenue and third party liability.

Airtime credits

In 2001, in connection with the organization of ORBCOMM Europe and the reorganization of the ORBCOMM business in Europe, the Company agreed to grant certain country representatives in Europe approximately $3,736 in airtime credits. The Company has not recorded the airtime credits as a liability for the following reasons: (i) the Company has no obligation to pay the unused airtime credits if they are not utilized; and (ii) the airtime credits are earned by the country representatives only when the Company generates revenue from the country representatives. The airtime credits have no expiration date. Accordingly, the Company is recording airtime credits as services are rendered and these airtime credits are recorded net of revenues from the country representatives. For the quarters ended June 30, 2015 and 2014 airtime credits used totaled approximately $7 and $7, respectively. For the six months ended June 30, 2015 and 2014 airtime credits used totaled approximately $15 and $15, respectively. As of June 30, 2015 and 2014 unused credits granted by the Company were approximately $2,053 and $2,082, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995.

Certain statements discussed in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally relate to our plans, estimates, objectives and expectations for future events and other statements that are not historical facts. Such forward-looking statements, including those concerning the Company’s expectations and estimates, are subject to known and unknown risks and uncertainties, which could cause actual results to differ materially from the results, projected, expected or implied by the forward-looking statements, some of which are beyond the Company’s control, that may cause the Company’s actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include but are not limited to: the costs and expenses associated with the acquisition of SkyWave; failure to successfully integrate SkyWave with our existing operations or failure to realize the expected benefits of the acquisition of SkyWave; dependence of SkyWave’s business on its commercial relationship with Inmarsat and the services provided by Inmarsat, including the continued availability of Inmarsat’s satellites; substantial losses we have incurred and may continue to incur; demand for and market acceptance of our products and services and the applications developed by us and our resellers; market acceptance and success of our Automatic Identification System business; dependence on a few significant customers, including a concentration in Brazil for SkyWave, loss or decline or slowdown in the growth in business from key customers, such as Caterpillar Inc., Komatsu Ltd., Hitachi Construction Machinery Co., Ltd., Union Pacific Railroad and Maersk Lines, and other value-added resellers, or VARs, and international value-added resellers, or IVARs for ORBCOMM and Onixsat, Satlink and Sascar, and other value-added Solution Providers, or SPs, for SkyWave; dependence on a few significant vendors or suppliers, loss or disruption or slowdown in the supply of products and services from key vendors, such as Inmarsat plc. and Amplus Communication Pte Ltd.; loss or decline or slowdown in growth in business of any of the specific industry sectors we serve, such as transportation, heavy equipment, fixed assets and maritime; our potential future need for additional capital to execute on our growth strategy; additional debt service acquired with or incurred in connection with existing or future business operations; our acquisitions may expose us to additional risks, such as unexpected costs, contingent or other liabilities, or weaknesses in internal controls, and expose us to issues related to non-compliance with domestic and foreign laws, particularly regarding our acquisitions of businesses domiciled in foreign countries; the terms of our credit agreement, under which we currently have borrowed $150 million and may borrow up to an additional $10 million, could restrict our business activities or our ability to execute our strategic objectives or adversely affect our financial performance; the inability to effect suitable investments, alliances and acquisitions or the failure to integrate and effectively operate the acquired businesses; fluctuations in foreign currency exchange rates; the inability of our subsidiaries, international resellers and licensees to develop markets outside the United States; the inability to obtain or maintain the necessary regulatory authorizations, approvals or licenses, including those that must be obtained and maintained by third parties, for particular countries or to operate our satellites; technological changes, pricing pressures and other competitive factors; satellite construction and launch failures, delays and cost overruns of our next-generation satellites and launch vehicles; in-orbit satellite failures or reduced performance of our existing satellites; our inability to replenish or expand our satellite constellation; the failure of our system or reductions in levels of service due to technological malfunctions or deficiencies or other events; significant liabilities created by products we sell; litigation proceedings; inability to operate due to changes or restrictions in the political, legal, regulatory, government, administrative and economic conditions and developments in the United States and other countries and territories in which we provide our services; ongoing global economic instability and uncertainty; changes in our business strategy; and the other risks described in our filings with the Securities and Exchange Commission (“SEC”). For more detail on these and other risks, please see our Annual Report on Form 10-K for the year ended December 31, 2014, as amended. The Company undertakes no obligation to publicly revise any forward-looking statements or cautionary factors, except as required by law.

Unless otherwise noted or the context otherwise requires, references in this Form 10-Q to “ORBCOMM,” “the Company,” “our company,” “we,” “us” or “our” refer to ORBCOMM Inc. and its direct and indirect subsidiaries.

Overview

We are a global provider of M2M solutions, including network connectivity, devices and web reporting applications. These solutions enable optimal business efficiencies, increased asset efficiency, utilization, and substantially reduce asset write-offs helping industry leaders realize benefits on a world-wide basis. Our M2M products and services are designed to track, monitor and enhance security for a variety of assets, such as trailers, trucks, rail cars, intermodal containers, generators, fluid tanks, marine vessels, oil and gas wells, pipeline monitoring equipment, irrigation control systems, and utility meters, in the transportation & distribution, heavy equipment, oil & gas, maritime and government industries. Additionally, we provide AIS data services for vessel tracking and to improve maritime safety to government and commercial customers worldwide. We provide these services using multiple network platforms, including our own constellation of 29 low-Earth orbit satellites, one AIS microsatellite, and our accompanying ground infrastructure. We also offer customer solutions utilizing additional satellite and terrestrial-based cellular network service options that we obtain through service agreements we have entered into with mobile satellite providers Inmarsat and Globalstar, as well as several major cellular (Tier One) wireless carriers. Our satellite-based customer solution offerings use small, low power, mobile satellite subscriber communicators for remote asset connectivity, and our terrestrial-based solutions utilize cellular data modems with SIMS. Customer solutions provide access to data gathered over these systems via connections to other public or private networks, including the Internet. We are dedicated to providing the most versatile, leading-edge M2M solutions that enable our customers to maximize operational efficiency, increase asset utilization and achieve significant return on investment.

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

Acquisitions

SkyWave Mobile Communications Inc.

On January 1, 2015, pursuant to a Share Purchase Agreement dated November 1, 2014 entered into with our acquisition subsidiary, SkyWave Mobile Communications Inc. (“SkyWave”) and the representatives of certain SkyWave shareholders, we completed the acquisition of 100% of the outstanding shares of SkyWave for total consideration of $130.2 million, consisting of (i) $122.7 million cash consideration, inclusive of a working capital settlement of $0.3 million, of which $10.6 million was deposited in escrow to pay certain indemnification obligations; and (ii) $7.5 million in the form of a promissory note settled by the transfer of assets to Inmarsat Global Limited (“Inmarsat”) pursuant to an agreement with Inmarsat (the “SkyWave Acquisition”).

InSync Software, Inc

On January 16, 2015, pursuant to a Share Purchase Agreement entered into with IDENTEC Group AG (“IDENTEC”) and InSync Software, Inc. (“InSync”), we completed the acquisition of 100% of the outstanding shares of InSync from IDENTEC for an aggregate consideration of (i) $11.1 million in cash, comprised of various components and subject to net working capital adjustments, of which $1.3 million was deposited in escrow to pay certain indemnification obligations; and (ii) additional contingent considerations of up to $5.0 million (the “InSync Acquisition”).

Refer to “Note 3 – Acquisitions” in the notes to the condensed consolidated financial statements for further discussion on these acquisitions.

Shelf Registration

On April 1, 2015, we filed a Form S-3 shelf registration statement registering our securities for a proposed maximum aggregate offering price of $200 million (including approximately $17.2 million previously remaining available under a previous shelf registration statement). We may use this shelf registration statement at any time or from time to time to offer, in one or more offerings, our debt securities, shares of our common stock, shares of our preferred stock, warrants to purchase our debt securities, common stock or preferred stock or units consisting of any combination of the foregoing securities. The shelf registration statement, which also registers the resale of up to 3,910,433 shares of common stock by a selling shareholder, was declared effective on April 14, 2015.

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

The table below presents our revenues for the quarters and six months ended June 30, 2015 and 2014, together with the percentage of total revenue represented by each revenue category in (in thousands):

	Quarters ended June 30,
	2015		2014
Service revenues	$24,011	53.5%	$14,902	61.3%
Product sales	20,872	46.5%	9,396	38.7%

	$44,883	100.0%	$24,298	100.0%

	Six months ended June 30,
	2015		2014
Service revenues	$47,785	54.8%	$29,328	67.2%
Product sales	39,428	45.2%	14,320	32.8%

	$87,213	100.0%	$43,648	100.0%

Total revenues for the quarters ended June 30, 2015 and 2014 were $44.9 million and $24.3 million, respectively, an increase of 84.8%. Total revenues for the six months ended June 30, 2015 and 2014 were $87.2 million and $43.6 million, respectively, an increase of 100.0%.

Service revenues

	Quarters ended June 30,		Change
(In thousands)	2015	2014	Dollars	%
Service revenues	$24,011	$14,902	$9,109	61%

	Six months ended June 30,		Change
(In thousands)	2015	2014	Dollars	%
Service revenues	$47,785	$29,328	$18,457	63%

The increase in service revenues for the quarter and six months ended June 30, 2015 was primarily due to revenue generated from our acquisitions and increases in core service revenues.

As of June 30, 2015, we had approximately 1,297,000 billable subscriber communicators compared to approximately 915,000 billable subscriber communicators as of June 30, 2014, an increase of 41.7%.

Service revenue growth can be impacted by the customary lag between subscriber communicator activations and recognition of service revenue from these units.

Product sales

	Quarters ended June 30,		Change
(In thousands)	2015	2014	Dollars	%
Product sales	$20,872	$9,396	$11,476	122%

	Six months ended June 30,		Change
(In thousands)	2015	2014	Dollars	%
Product sales	$39,428	$14,320	$25,108	175%

The increase in product revenues for the quarter and six months ended June 30, 2015, compared to the prior year periods, was primarily attributable to increases from products sold in our core business and by the companies we acquired.

Costs of revenues, exclusive of depreciation and amortization

	Quarters ended June 30,		Change
(In thousands)	2015	2014	Dollars	%
Cost of service	$8,318	$4,630	$3,688	80%
Cost of product sales	14,790	6,547	8,243	126%

	Six months ended June 30,		Change
(In thousands)	2015	2014	Dollars	%
Cost of service	$16,022	$9,700	$6,322	65%
Cost of product sales	28,738	10,574	18,164	172%

Costs of services is comprised of expenses to operate our network, such as payroll and related costs, including stock-based compensation, and usage fees to third-party networks. The increase in cost of service for the quarter and six months ended June 30, 2015, compared to the prior year period, was primarily due to an increase in service revenues associated with our acquired companies.

Costs of products includes the purchase price of subscriber communicators and SIMS sold, costs of warranty obligations, shipping charges, as well as operational costs to fulfill customer orders including costs for employees and inventory management. The increase in cost of products for the quarter and six months ended June 30, 2015, compared to the prior year period, was primarily due to costs associated with increased product sales by our acquired companies and our core business.

Gross profit

Gross profit increased by $8.6 million, or 65.8% to $21.8 million for the quarter ended June 30, 2015 compared to $13.1 million for the quarter ended June 30, 2014. The increase was due to increases in gross profit of $5.4 million from service revenues, primarily from our businesses acquired and core business operations, and $3.2 million from product sales, primarily due to our businesses acquired and core business operations.

Gross profit increased by $19.0 million, or 81.6% to $42.7 million for the six months ended June 30, 2015 compared to $23.4 million for the six months ended June 30, 2014. The increase was due to increases in gross profit of $12.1 million from service revenues, primarily from our businesses acquired and core business operations, and $6.9 million from product sales, primarily due to our businesses acquired and core business operations.

Selling, general and administrative expenses

	Quarters ended June 30,		Change
(In thousands)	2015	2014	Dollars	%
Selling, general and administrative expenses	$11,025	$8,314	$2,711	33%

	Six months ended June 30,		Change
(In thousands)	2015	2014	Dollars	%
Selling, general and administrative expenses	$22,466	$15,120	$7,346	49%

Selling, general and administrative (“SG&A”) expenses relate primarily to expenses for general management, sales and marketing, finance, professional fees and general operating expenses. The increase in SG&A expenses for the quarter and six months ended June 30, 2015, compared to the prior year periods, was primarily due to additional professional fees incurred and additional headcount from the companies acquired.

Product development expenses

	Quarters ended June 30,		Change
(In thousands)	2015	2014	Dollars	%
Product development	$1,818	$641	$1,177	184%

	Six months ended June 30,		Change
(In thousands)	2015	2014	Dollars	%
Product development	$3,426	$1,320	$2,106	160%

Product development expenses consist primarily of the expenses associated with our engineering efforts including the cost of third parties to support our current applications. The increase in product development expenses for the quarter and six months ended June 30, 2015, compared to the prior year periods, was primarily due to additional costs incurred associated with the companies acquired.

Depreciation and amortization

	Quarters ended June 30,		Change
(In thousands)	2015	2014	Dollars	%
Depreciation and amortization	$6,640	$2,190	$4,450	203%

	Six months ended June 30,		Change
(In thousands)	2015	2014	Dollars	%
Depreciation and amortization	$13,095	$3,989	$9,106	228%

The increase in depreciation and amortization for the quarter and six months ended June 30, 2015 is primarily due to the amortization of intangible assets acquired in our acquisitions, as well as additional depreciation expense associated with the six next generation OG2 satellites placed into service on September 15, 2014.

Impairment loss – satellite network

In June 2015 we lost communication with one of our in-orbit next-generation OG2 satellites. We are conducting an on-going Failure Review Board investigation led by the satellite prime contractor Sierra Nevada Corporation with extensive support from the payload subcontractor Boeing and our engineers. On August 4, 2015, due to the extended period of no communication with the satellite, our Audit Committee of the Board of Directors concluded, based on management’s recommendation, that a non-cash impairment charge of $12.7 million should be recorded as a recognized subsequent event in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 855 “Subsequent Events” to write-off the net book value of the satellite for the quarter ended June 30, 2015 and decreased satellite network and other equipment by $13.8 million and associated accumulated depreciation by $1.0 million to remove the asset as of June 30, 2015. The impairment charge is reflected in the accompanying condensed consolidated financial statements. No amount of the impairment charge represents a cash expenditure and we do not expect that this impairment will result in any future cash expenditure.

Acquisition-related and integration costs

Acquisition-related and integration costs include professional services expenses and identifiable integration costs. For the quarters ended June 30, 2015 and 2014, we incurred acquisition-related and integration costs of $1.1 million and $0.2 million, respectively. The increase in the quarter ended June 30, 2015 of 450% compared to the prior year period, primarily related to integration costs in connection with the SkyWave Acquisition and InSync Acquisition. For the six months ended June 30, 2015 and 2014, we incurred acquisition-related and integration costs of $3.6 million and $1.4 million, respectively. The increase in the six months ended June 30, 2015 of 157% compared to the prior year period, primarily related to expenses in connection with the SkyWave Acquisition.

(Loss) income from operations

For the quarter ended June 30, 2015, loss from operations was $(11.6) million, compared to income from operations of $1.8 million for the quarter ended June 30, 2014. For the six months ended June 30, 2015, we have a loss from operations of $(12.8) million, compared to income from operations of $1.6 million for the six months ended June 30, 2014.

Other income (expense)

Other income (expense) is comprised primarily of interest expense, foreign exchange gains and losses and interest income from our cash and cash equivalents, which consists of U.S. Treasuries and interest bearing instruments.

For the quarter ended June 30, 2015, other income (expense) was $(1.0) million, comprising primarily of interest expense of $(1.3) million relating to our Secured Credit Facilities, offset, in part, by foreign exchange gains of $0.1 million. For the six months ended June 30, 2015, other income (expense) was $(2.0) million, comprising primarily of interest expense of $(2.6) million relating to our Secured Credit Facilities, offset, in part, by foreign exchange gains of $0.3 million.

For the quarter and six months ended June 30, 2014, other income (expense) was $0.1 million and $0.1 million, respectively.

(Loss) income before income taxes

For the quarter ended June 30, 2015, we have a loss before income taxes of $(12.6) million, compared to income before income taxes of $1.9 million for the quarter ended June 30, 2014. For the six months ended June 30, 2015, we have a loss from operations of $(14.9) million, compared to income from operations of $1.6 million for the six months ended June 30, 2014.

Income taxes

For the quarter ended June 30, 2015, we recorded an income tax benefit of $(0.4) million, which included foreign income taxes of $0.3 million from income generated by our international operations and less than $0.1 million from the amortization of tax basis goodwill generated from our acquisitions offset by deferred tax credits related to amortization of intangible assets with no tax basis. For the quarter ended June 30, 2014, we recorded income taxes of $0.4 million, which included foreign income tax of $0.2 million from income generated by our international operations and $0.2 million from the amortization of tax basis goodwill generated from our acquisitions offset, in part, by deferred tax credits related to amortization of intangible assets with no tax basis.

For the six months ended June 30, 2015, we recorded income taxes of $0.1 million, which included foreign income taxes of $0.8 million from income generated by our international operations and $0.2 million from amortization of tax basis goodwill generated form our acquisitions offset, in part, by deferred tax credits related to amortization of intangible assets with no tax basis. For the six months ended June 30, 2014, we recorded income taxes of $0.6 million, which included foreign income taxes of $0.3 million from income generated by our international operations and $0.3 million from amortization of tax basis goodwill generated form our acquisitions offset, in part, by deferred tax credits related to amortization of intangible assets with no tax basis.

As of June 30, 2015 and 2014, we maintained a valuation allowance against our net deferred tax assets primarily attributable to operations in the United States as the realization of such assets was not considered more likely than not.

Net (loss) income

For the quarter ended June 30, 2015, we had a net loss of $(12.2) million compared to net income of $1.4 million in the prior year period. For the six months ended June 30, 2015, we have a net loss of $(15.0) million compared to net income of $1.0 million in the prior year period.

Noncontrolling interests

Noncontrolling interests relate to earnings and losses attributable to noncontrolling shareholders.

Net (loss) income attributable to ORBCOMM Inc.

For the quarter ended June 30, 2015, we had a net loss attributable to our company of $(12.2) million compared to a net income of $1.4 million in the prior year period. For the six months ended June 30, 2015, we have loss attributable to our company of $(15.1) million compared to net income of $1.0 million in the prior year period.

For the quarters and six months ended June 30, 2015 and 2014, the net income attributable to our common stockholders considers dividends of less than $0.1 million paid in shares of the Series A convertible preferred stock.

Liquidity and Capital Resources

Overview

Our liquidity requirements arise from our working capital needs, our ability to make scheduled payments of interest on our indebtedness, to fund capital expenditures to support our current operations and to facilitate growth and expansion. We have financed our operations and expansion with cash flows from operating activities, sales of our common stock through public offerings and private placements of debt. At June 30, 2015, we have an accumulated deficit of $83.2 million. Our primary source of liquidity consists of cash and cash equivalents and restricted cash totaling $65.9 million, cash flows from operating activities and additional funds from the Credit Agreement entered into on September 30, 2014 and our public offering of shares of common stock announced on November 7, 2014, which we believe will be sufficient to provide working capital, support capital expenditures and facilitate growth and expansion for the next twelve months.

Operating activities

Cash provided by our operating activities for the six months ended June 30, 2015 was $7.3 million resulting from a net loss of $15.0 million, offset by non-cash items including $13.1 million for depreciation and amortization, $12.7 million for an impairment loss on our satellite network, $2.2 million for stock-based compensation and working capital use of cash of $5.0 million. Working capital activities primarily consisted of a net use of cash of $8.3 million from a decrease in accounts payable and accrued expenses, primarily related to timing of payments, and $4.5 million in inventories, as a result of our increased business activities, offset by a decrease of accounts receivable of $7.8 million, relating to timing of receivables.

Cash provided by our operating activities for the six months ended June 30, 2014 was $3.5 million resulting from net income of $1.0 million, supplemented by non-cash items including $4.0 million for depreciation and amortization and $1.8 million for stock-based compensation, offset, in part, by a net decrease of $0.6 million in the fair values of acquisitions related contingent consideration and working capital use of cash of $3.1 million. Working capital activities primarily consisted of a net increase in accounts receivable due to timing of collections, as well as increases in inventories, as a result of our Euroscan Acquisition, and decreases in accounts payable and accrued liabilities primarily related to timing of payments.

Investing activities

Cash used in our investing activities for the six months ended June 30, 2015 was $33.5 million, resulting primarily from $133.4 million in cash consideration paid in connection with our SkyWave Acquisition and InSync Acquisition and capital expenditures of $22.8 million, offset, in part, by cash released from escrow for the SkyWave Acquisition of $123.0 million.

Cash used in our investing activities for the six months ended June 30, 2014 was $59.7 million, resulting primarily from capital expenditures of $31.7 million and $28.9 million in cash consideration paid in connection with our acquisition of Euroscan.

Financing activities

Cash used in our financing activities for the six months ended June 30, 2015 was $0.6 million.

Cash provided by our financing activities for the six months ended June 30, 2014 was $36.6 million, primarily due to net proceeds received from our January 2014 public offering.

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

On April 4, 2014 we filed a Form S-3 shelf registration statement registering $100 million of our securities, of which we have approximately $17.2 million was remaining following the November 2014 Public Offering, as described below. The shelf registration statement was declared effective on April 9, 2014.

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

On January 1, 2015, we acquired all of the outstanding shares in the capital of SkyWave by way of a plan of arrangement under the Business Corporations Act (Ontario), pursuant to an arrangement agreement dated as of November 1, 2014 among us, our acquisition subsidiary, SkyWave and the representative of certain SkyWave shareholders (the “Arrangement”). The aggregate purchase price paid under the arrangement agreement for 100% of SkyWave’s outstanding shares was $130.2 million, subject to certain adjustments. We acquired SkyWave on a cash-free debt-free basis. From the Purchase Price, $7.5 million was paid to Inmarsat Canada Holdings Inc., a subsidiary of Inmarsat, in the form of a promissory note in exchange for a portion of its interest in SkyWave. The promissory note provided an off-set for the $7.5 million paid by Inmarsat under the agreement with Inmarsat. In connection with the Arrangement, our acquisition subsidiary and the Shareholder Representative entered into an Escrow Agreement with an escrow agent, pursuant to which $10.6 million was held in escrow to cover certain SkyWave indemnity obligations. We funded the SkyWave Acquisition using existing cash on our balance sheet, our borrowings under our Term B3 facility of the Credit Agreement and net proceeds from the November 2014 Public Offering, as described above.

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

On April 1, 2015, we filed a Form S-3 shelf registration statement registering our securities for a proposed maximum aggregate offering price of $200 million (including approximately $17.2 million previously remaining available under our 2014 shelf registration statement described above). We may use this shelf registration statement at any time or from time to time to offer, in one or more offerings, our debt securities, shares of our common stock, shares of our preferred stock, warrants to purchase our debt securities, common stock or preferred stock or units consisting of any combination of the foregoing securities. The shelf registration statement, which also registers the resale of 3,910,433 shares of common stock by a selling shareholder, was declared effective on April 14, 2015.

At June 30, 2015, no amounts were outstanding under the Revolving Credit Facility. The net availability under the Revolving Credit Facility was $10,000.

Debt Covenants

As of June 30, 2015, we were in compliance with our covenants of the Secured Credit Facility.

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

The following table reconciles our net (loss) income to EBITDA for the periods shown:

	Quarters ended June 30,		Six months ended June 30,
(In thousands)	2015	2014	2015	2014
Net (loss) income attributable to ORBCOMM Inc.	$(12,208)	$1,403	$(15,801)	$972
Income tax expense	(386)	427	91	600
Interest income	(85)	(16)	(156)	(18)
Interest expense	1,332	—	2,574	2
Depreciation and amortization	6,640	2,190	13,132	3,989

EBITDA	$(4,707)	$4,004	$523	$5,545

For the second quarter of 2015 compared to the second quarter of 2014, EBITDA decreased $8.7 million, or 217.5%, while net income decreased $13.6 million. For the six months of 2015 compared to the six months of 2014, EBITDA decreased $5.0 million, or 90.9%, while net income decreased $16.1 million. The rate of decrease for EBITDA compared to the decrease in net income for the quarter and six months ended June 30, 2015 compared to the prior year period primarily reflects higher amortization of finite-lived intangible assets as a result of the SkyWave Acquisition, additional depreciation associated with the six next-generation satellites placed into service September 15, 2014 and increased interest expense associated with additional notes payable outstanding during 2015.

Contractual Obligations

There have been no material changes in our contractual obligations as of June 30, 2015, as previously disclosed in our Annual Report.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

There has been no material changes in our assessment of our sensitivity to market risk as of June 30, 2015, as previously disclosed in Part II, Item 7A “Quantitative and Qualitative Disclosures about Market Risks” in our Annual Report.

Concentration of credit risk

There were no customers with revenues greater than 10% of our consolidated total revenues for the quarter and six months ended June 30, 2015. The following table presents customers with revenues greater than 10% of our consolidated total revenues for the quarter and six months ended June 30, 2014:

	Quarter ended	Six Months ended
	June 30,	June 30,
	2014	2014
Caterpillar Inc.	12.4%	13.3%
Komatsu Ltd.	10.2%	11.1%

Item 4. Disclosure Controls and Procedures

Evaluation of the Company’s disclosure controls and procedures.

The Company’s management evaluated, with the participation of the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2015. Based on their evaluation, the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2015.

Changes in Internal Control over Financial Reporting.

We reviewed our internal control over financial reporting at June 30, 2015. As a result of the SkyWave Acquisition and InSync Acquisition we have begun to integrate certain business processes and systems of SkyWave and InSync. Accordingly, certain changes have been made and will continue to be made to our internal controls over financial reporting until such time as this integration is complete. In reliance on interpretive guidance issued by the Securities and Exchange Commission (the “SEC”) staff, management has chosen to exclude disclosure of changes in internal control over financial reporting related to SkyWave and InSync for the year ended December 31, 2015.

There have been no other changes in our internal control over financial reporting identified in an evaluation thereof that occurred during the second quarter of 2015 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Except as discussed under “Overview” in Part 1, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” there have been no material changes in the risk factors as of June 30, 2015, as previously disclosed in Part I, Item 1A “Risk Factors” in our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Impairment loss—satellite network

For information regarding the impairment charge related to one of our in-orbit OG2 satellites, refer to “Note 15—Commitments and Contingencies” of the Notes to the Condensed Consolidated Financial Statements.

Item 6. Exhibits

3.1	Restated Certificate of Incorporation of the Company, filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, is incorporated herein by reference.

3.2	Amended Bylaws of the Company, filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, is incorporated herein by reference.

3.3	Certificate of Designation of Series A convertible Preferred Stock of ORBCOMM, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 20, 2011, is incorporated herein by reference.

†10.1	Amendment #1 dated as of April 13, 2015 to the Launch Services Agreement dated December 31, 2012 between the Company and Space Exploration Technologies Corporation.

*10.2	Non-Employee Director Deferred Compensation Plan.

31.1	Certification of President and Chief Executive Officer required by Rule 13a-14(a).

31.2	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a).

32.1	Certification of President and Chief Executive Officer required by Rule 13a-14(b) and 18 U.S.C. Section 1350.

32.2	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(b) and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.
†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment. The omitted portions have been separately filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORBCOMM Inc. (Registrant)

Date: August 6, 2015	/s/ Marc J. Eisenberg
Marc J. Eisenberg,
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2015	/s/ Robert G. Costantini
Robert G. Costantini,
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: August 6, 2015	/s/ Constantine Milcos
Constantine Milcos
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of the Company, filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, is incorporated herein by reference.

3.2	Amended Bylaws of the Company, filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, is incorporated herein by reference.

3.3	Certificate of Designation of Series A convertible Preferred Stock of ORBCOMM, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 20, 2011, is incorporated herein by reference.

†10.1	Amendment #1 dated as of April 13, 2015 to the Launch Services Agreement dated December 31, 2012 between the Company and Space Exploration Technologies Corporation.

*10.2	Non-Employee Director Deferred Compensation Plan.

31.1	Certification of Chief Executive Officer and President required by Rule 13a-14(a).

31.2	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a).

32.1	Certification of Chief Executive Officer and President required by Rule 13a-14(b) and 18 U.S.C. Section 1350.

32.2	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(b) and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or agreement.
†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment. The omitted portions have been separately filed with the Securities and Exchange Commission.