Form 10-Q
period 2015-09-30
ORBCOMM Inc.
filed 2015-11-05
CIK 1361983

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of shares outstanding of the registrant’s common stock as of November 2, 2015 is 70,576,427.

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets (unaudited) as of September 30, 2015 and December 31, 2014	3
Condensed Consolidated Statements of Operations (unaudited) for the quarters and nine months ended September 30, 2015 and September 30, 2014	4
Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the quarters and nine months ended September 30, 2015 and September 30, 2014	5
Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2015 and September 30, 2014	6
Condensed Consolidated Statements of Changes in Equity (unaudited) for the nine months ended September 30, 2015 and September 30, 2014	7
Notes to the Condensed Consolidated Financial Statements (unaudited)	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3. Quantitative and Qualitative Disclosures about Market Risks	34
Item 4. Disclosure Controls and Procedures	35
PART II — OTHER INFORMATION
Item 1. Legal Proceedings	35
Item 1A. Risk Factors	35
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 3. Defaults Upon Senior Securities	35
Item 4. Mine Safety Disclosures	35
Item 5. Other Information	35
Item 6. Exhibits	36
SIGNATURES	37
EXHIBIT INDEX	38

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ORBCOMM Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	September 30,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$58,490	$91,565
Cash held for acquisition	—	123,000
Accounts receivable, net of allowance for doubtful accounts of $764 and $706, respectively	34,453	23,194
Inventories	17,077	11,650
Prepaid expenses and other current assets	4,961	2,333
Deferred income taxes	3,208	814
Total current assets	118,189	252,556
Satellite network and other equipment, net	195,238	180,621
Goodwill	101,899	39,870
Intangible assets, net	91,660	26,334
Restricted cash	1,195	1,195
Other assets	7,269	5,921
Deferred income taxes	51	51
Total assets	$515,501	$506,548
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$8,975	$8,750
Accrued liabilities	22,668	20,336
Current portion of deferred revenue	4,821	3,525
Total current liabilities	36,464	32,611
Note payable - related party	1,275	1,389
Note payable	150,000	150,000
Deferred revenue, net of current portion	2,532	2,579
Deferred tax liabilities	20,555	5,696
Other liabilities	6,015	5,764
Total liabilities	216,841	198,039
Commitments and contingencies	—	—
Equity:
ORBCOMM Inc. stockholders' equity
Preferred Stock Series A, par value $0.001; 1,000,000 shares authorized; 93,707 and 90,973 shares issued and outstanding at September 30, 2015 and December 31, 2014	936	909
Common stock, par value $0.001; 250,000,000 shares authorized; 70,504,396 and 70,109,488 shares issued at September 30, 2015 and December 31, 2014	71	70
Additional paid-in capital	380,120	376,297
Accumulated other comprehensive income	(991)	(583)
Accumulated deficit	(81,654)	(68,137)
Less treasury stock, at cost; 29,990 shares at September 30, 2015 and December 31, 2014	(96)	(96)
Total ORBCOMM Inc. stockholders' equity	298,386	308,460
Noncontrolling interest	274	49
Total equity	298,660	308,509
Total liabilities and equity	$515,501	$506,548

See notes to condensed consolidated financial statements.

ORBCOMM Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Service revenues	$25,048	$15,184	$72,833	$44,512
Product sales	21,036	7,942	60,464	22,262
Total revenues	46,084	23,126	133,297	66,774
Cost of revenues, exclusive of depreciation and amortization shown below:
Cost of services	8,766	5,291	24,788	14,991
Cost of product sales	15,424	5,524	44,162	16,098
Gross profit	21,894	12,311	64,347	35,685
Operating expenses:
Selling, general and administrative	10,668	8,720	33,134	23,840
Product development	1,202	788	4,628	2,108
Depreciation and amortization	6,331	2,481	19,426	6,470
Impairment loss - satellite network	—	—	12,748	—
Acquisition - related and integration costs	500	247	4,061	1,613
Income (loss) from operations	3,193	75	(9,650)	1,654

Other income (expense):
Interest income	90	14	246	31
Other (expense) income	(85)	62	307	107
Interest expense	(1,332)	(2)	(3,906)	(3)
Total other (expense) income	(1,327)	74	(3,353)	135
Income (loss) before income taxes	1,866	149	(13,003)	1,789
Income taxes	221	145	312	745
Net income (loss)	1,645	4	(13,315)	1,044
Less: Net income (loss) attributable to the noncontrolling interests	54	37	175	105
Net income (loss) attributable to ORBCOMM Inc.	$1,591	$(33)	$(13,490)	$939
Net income (loss) attributable to ORBCOMM Inc. common stockholders	$1,582	$(33)	$(13,517)	$920
Per share information-basic:
Net income (loss) attributable to ORBCOMM Inc. common stockholders	$0.02	$(0.00)	$(0.19)	$0.02
Per share information-diluted:
Net income (loss) attributable to ORBCOMM Inc. common stockholders	$0.02	$(0.00)	$(0.19)	$0.02
Weighted average common shares outstanding:
Basic	70,460	55,247	70,376	54,561
Diluted	71,918	55,247	70,376	56,275

See notes to condensed consolidated financial statements.

ORBCOMM Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss)	$1,645	$4	$(13,315)	$1,044
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	186	(367)	(358)	(425)
Other comprehensive income (loss)	186	(367)	(358)	(425)
Comprehensive income (loss)	1,831	(363)	(13,673)	619
Less: Comprehensive (income) loss attributable to noncontrolling interests	(50)	(93)	(225)	(168)
Comprehensive income (loss) attributable to ORBCOMM Inc.	$1,781	$(456)	$(13,898)	$451

See notes to condensed consolidated financial statements.

ORBCOMM Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net (loss) income	$(13,315)	$1,044
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Change in allowance for doubtful accounts	167	350
Change in the fair value of acquisition-related contingent consideration	(674)	(579)
Amortization of the fair value adjustment related to warranty liabilities acquired through acquisitions	(12)	(156)
Amortization of deferred financing fees	348	—
Depreciation and amortization	19,426	6,470
Impairment loss - satellite network	12,748	—
Stock-based compensation	3,214	2,627
Foreign exchange gains	(419)	(192)
Increase in fair value of indemnification assets	—	(126)
Loss on settlement agreement in connection with the indemnification assets	—	97
Deferred income taxes	62	333
Other	—	201
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	3,408	(73)
Inventories	(4,275)	(5,576)
Prepaid expenses and other assets	(470)	(716)
Accounts payable and accrued liabilities	(8,730)	1,178
Deferred revenue	(118)	614
Other liabilities	(175)	388
Net cash provided by operating activities	11,185	5,884
Cash flows from investing activities, net of acquisitions:
Acquisition of businesses, net of cash acquired	(133,078)	(28,883)
Capital expenditures	(32,106)	(41,892)
Cash released from escrow for acquisition	123,000	—
Proceeds received from settlement agreement in connection with the indemnification assets	—	691
Proceeds from warranty claim on acquired inventory	—	167
Net cash used in investing activities	(42,184)	(69,917)
Cash flows from financing activities
Proceeds received from issuance of common stock in connection with public offering, net of underwriters' discounts and commissions and offering costs	—	36,607
Proceeds received from issuance of long-term debt	10,000	—
Cash paid for debt issuance costs	(842)	—
Proceeds received from exercise of stock options	244	62
Payment of deferred purchase consideration	(1,106)	(25)
Principal payment of revolving credit facility	(10,000)	—
Principal payments of capital leases	(72)	(135)
Net cash (used in) provided by financing activities	(1,776)	36,509
Effect of exchange rate changes on cash and cash equivalents	(300)	(276)
Net decrease in cash and cash equivalents	(33,075)	(27,800)
Beginning of period	91,565	68,354
End of period	$58,490	$40,554
Supplemental disclosures of cash flow information:
Cash paid for
Interest	$6,747	$3,206
Income taxes	$584	$237
Supplemental schedule of noncash investing and financing activities
Noncash investing and financing activities:
Capital expenditures incurred not yet paid	$2,030	$6,372
Stock-based compensation included in capital expenditures	$130	$227
Series A convertible preferred stock dividend paid in kind	$27	$19
Issuance of common stock as consideration for acquisition of Euroscan	$—	$2,243
Common stock issued as payment for MPUs	$358	$213
Acquisition-related contingent consideration	$542	$4,809
Unpaid debt issuance costs included in accrued liabilities	$—	$1,524

See notes to condensed consolidated financial statements.

ORBCOMM Inc.

Condensed Consolidated Statements of Changes in Equity

Nine months ended September 30, 2015 and 2014

(in thousands, except share data)

(Unaudited)

						Accumulated
	Series A convertible				Additional	other
	Preferred stock		Common stock		paid-in	comprehensive	Accumulated	Treasury stock		Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	income	deficit	Shares	Amount	interests	equity
Balances, January 1, 2015	90,973	$909	70,109,488	$70	$376,297	$(583)	$(68,137)	29,990	$(96)	$49	$308,509
Vesting of restricted stock units	—	—	227,382	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	1	3,221	—	—	—	—	—	3,222
Common stock issued as payment for MPUs	—	—	54,801	—	358	—	—	—	—	—	358
Series A convertible preferred stock dividend paid in kind	2,734	27	—	—	—	—	(27)	—	—	—	—
Exercise of SARs	—	—	62,725	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	50,000	—	244	—	—	—	—	—	244
Net income (loss)	—	—	—	—	—	—	(13,490)	—	—	175	(13,315)
Foreign currency translation adjustments	—	—	—	—	—	(408)	—	—	—	50	(358)

Balances, September 30, 2015	93,707	$936	70,504,396	$71	$380,120	$(991)	$(81,654)	29,990	$(96)	$274	$298,660

Balances, January 1, 2014	102,054	$1,019	48,216,480	$48	$255,358	$235	$(63,416)	29,990	(96)	$(200)	$192,948
Vesting of restricted stock units	—	—	279,538	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,580	—	—	—	—	—	2,580
Proceeds received from issuance of common stock in connection with public offering, net of underwriters' discounts and commissions and offering costs of $2,228	—	—	6,325,000	6	36,601	—	—	—	—	—	36,607
Common stock issued as payment for MPUs	—	—	33,594	—	213	—	—	—	—	—	213
Conversion of Series A convertible preferred stock to common stock	(14,850)	(147)	24,740	—	147	—	—	—	—	—	—
Issuance of common stock in connection with the acquisition of Euroscan	—	—	291,230	1	2,242	—	—	—	—	—	2,243
Series A convertible preferred stock dividend paid in kind	1,940	19	—	—	—	—	(19)	—	—	—	—
Exercise of SARs	—	—	84,686	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	20,792	—	62	—	—	—	—	—	62
Net income (loss)	—	—	—	—	—	—	939	—	—	105	1,044
Foreign currency translation adjustments	—	—	—	—	—	(488)	—	—	—	63	(425)

Balances, September 30, 2014	89,144	$891	55,276,060	$55	$297,203	$(253)	$(62,496)	29,990	$(96)	$(32)	$235,272

See notes to condensed consolidated financial statements.

ORBCOMM Inc.

Notes to the Condensed Consolidated Financial Statements

(All amounts in thousands except share amounts, per share amounts or unless otherwise noted)

1. Organization and Business

ORBCOMM Inc. (“ORBCOMM” or the “Company”), a Delaware corporation, is a global wireless data communications company focused on machine-to-machine (“M2M”) communications. The Company’s services are designed to enable businesses and government agencies to track, monitor, and control and communicate with fixed and mobile assets. The Company operates a two-way global wireless data messaging system optimized for narrowband data communication. The Company also provides customers with technology to proactively monitor, manage and remotely control refrigerated transportation and other mobile assets. This technology enables the Company to expand its global technology platform by transferring capabilities across new and existing vertical markets and deliver complementary products to our channel partners and resellers worldwide. The Company provides these services through a constellation of 30 owned low-Earth orbit, or LEO, satellites, one AIS microsatellite and accompanying ground infrastructure, as well as terrestrial-based cellular communication services through reseller agreements with major cellular wireless providers. The addition of SkyWave’s higher bandwidth, low-latency satellite products and services that leverage the IsatDataPro (IDP) technology further expands the breadth of the Company’s solutions portfolio. The Company’s satellite-based system uses small, low power, fixed or mobile satellite subscriber communicators for connectivity, and cellular wireless subscriber identity modules (“SIMS”) that are connected to the cellular wireless providers’ networks, with these systems capable of being connected to other public or private networks, including the Internet (collectively, the “ORBCOMM System”).

2. Summary of Significant Accounting Principles

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to SEC rules. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as amended. In the opinion of management, the financial statements as of September 30, 2015 and for the quarters and nine months ended September 30, 2015 and 2014 include all adjustments (including normal recurring accruals) necessary for a fair presentation of the consolidated financial position, results of operations, comprehensive income and cash flows for the periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. The financial statements include the accounts of the Company, its wholly-owned and majority-owned subsidiaries, and investments in variable interest entities in which the Company is determined to be the primary beneficiary. All significant intercompany accounts and transactions have been eliminated in consolidation. The portions of majority-owned subsidiaries that the Company does not own are reflected as noncontrolling interests in the condensed consolidated balance sheets.

Investments

Investments in entities over which the Company has the ability to exercise significant influence but does not have a controlling interest are accounted for under the equity method of accounting. The Company considers several factors in determining whether it has the ability to exercise significant influence with respect to investments, including, but not limited to, direct and indirect ownership level in the voting securities, active participation on the board of directors, approval of operating and budgeting decisions and other participatory and protective rights. Under the equity method, the Company’s proportionate share of the net income or loss of such investee is reflected in the Company’s condensed consolidated results of operations. When the Company does not exercise significant influence over the investee, the investment is accounted under the cost method.

Although the Company owns interests in companies that it accounts for pursuant to the equity method, the investments in those entities had no carrying value as of September 30, 2015 and December 31, 2014. The Company has no guarantees or other funding obligations to those entities. The Company had no equity or losses of those investees for the quarters and nine months ended September 30, 2015 and 2014.

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

One customer, Hub City Terminals, Inc., comprised 11.0% of the Company’s consolidated total revenues for the quarter ended September 30, 2015.  There were no customers with revenues greater than 10% of the Company’s consolidated total revenues for the nine months ended September 30, 2015.

Two customers, Caterpillar Inc. and Komatsu Ltd., comprised 13.5% and 11.6%, respectively, of the Company’s total revenues for the quarter ended September 30, 2014 and 13.3% and 11.3%, respectively, of the Company’s total revenues for the nine months ended September 30, 2014.

The following table presents customers with accounts receivable greater than 10% of the Company’s consolidated accounts receivable for the periods shown:

	September 30,	December 31,
	2015	2014
Hub City Terminals, Inc.	18.0%	*
Walmart Stores, Inc.	*	15.0%
Caterpillar Inc.	*	13.6%

*	Balance is less than 10% of consolidated accounts receivable

As of September 30, 2015, the Company did not maintain in-orbit insurance coverage for its first generation satellites to address the risk of potential systemic anomalies, failures or catastrophic events affecting its satellite constellation. The Company maintains in-orbit insurance coverage over its next-generation satellites, as described in “Note 15 – Commitments and Contingencies.”

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

If a satellite were to fail during launch or while in-orbit, the resulting loss would be charged to expense in the period it is determined that the satellite is not recoverable. The amount of any such loss would be reduced to the extent of insurance proceeds estimated to be received. An impairment loss of $12,748 related to one of the Company’s in-orbit next-generation (“OG2”) satellites was recorded during the quarter ended June 30, 2015. Refer to “Note 6 – Satellite Network and Other Equipment” for more information.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09 “Revenue from Contracts with Customers” (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In July 2015, the FASB affirmed its proposal to defer the effective date of ASU No. 2014-09 for all entities by one year. As a result, the new standard is effective for the Company on January 1, 2018. Early adoption prior to the original effective date is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In April 2015, the FASB issued ASU No. 2015-03 “Interest - Imputation of Interest (Subtopic 835-30) – Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”), which is effective for the fiscal years beginning after December 15, 2015. ASU 2015-03 simplifies financial reporting by eliminating the different presentation requirements for debt issuance costs and debt discounts or premiums. The adoption of this standard, which will be applied retrospectively, will not have a material impact on the Company’s results of operations.

In July 2015, the FASB issued ASU No. 2015-11 “Simplifying the Measurement of Inventory” (“ASU 2015-11”), which is effective for the fiscal years beginning after December 15, 2016. ASU 2015-11 requires entities to measure inventory at the lower of cost or net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The adoption of this standard, which will be applied prospectively, is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16 “Simplifying the Accounting for Measurement - Period Adjustments” (“ASU 2015-16”), which is effective for the fiscal years beginning after December 15, 2015. ASU 2015-16 requires an entity to recognize measurement period adjustments from a business combination within the reporting period in which the adjustment amounts are determined. The cumulative impact of measurement period adjustments on current and prior periods, including the prior period impact on depreciation, amortization, and other income statement items and their related tax effects, will be required to be recognized in the period the adjustment amount is determined. The adoption of this standard, which will be applied prospectively, will not have a material impact on the Company’s consolidated financial statements.

3. Acquisitions

SkyWave Mobile Communications Inc.

On January 1, 2015, pursuant to an Arrangement Agreement dated November 1, 2014, among the Company, the Company’s acquisition subsidiary, SkyWave Mobile Communications Inc. (“SkyWave”) and the representatives of certain SkyWave shareholders, the Company completed the acquisition of 100% of the outstanding shares of SkyWave for total consideration of $130,203 consisting of (i) $122,373 cash consideration, inclusive of a working capital settlement of $300, of which $10,600 was deposited in escrow in connection with certain indemnification obligations; and (ii) $7,500 in the form of a promissory note settled by the transfer of assets to Inmarsat Global Limited (“Inmarsat”) pursuant to an agreement with Inmarsat (the “SkyWave Acquisition”). The $7,500 note was not considered part of the purchase price for accounting purposes.

Preliminary Estimated Purchase Price Allocation

The transaction has been accounted for using the acquisition method of accounting in accordance with FASB ASC Topic 805 “Business Combinations.” This method requires that assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date (the “Acquisition Method”). The excess of the purchase price over the net assets was recorded as goodwill. The preliminary allocation of the purchase price was based upon a preliminary valuation and the estimates and assumptions are subject to change during the one year measurement period. During the nine months ended September 30, 2015, the Company recorded a measurement period adjustment relating to working capital accounts and deferred tax liabilities, which resulted in a net decrease in goodwill of $969. The total consideration for the SkyWave Acquisition was $122,373 in a debt-free cash-free transaction. The preliminary purchase price allocation for the acquisition, net of the assets transferred to Inmarsat, is as follows:

Amount
Cash	$110
Accounts receivable	13,898
Inventory	1,335
Other current assets	2,180
Property, plant and equipment	4,769
Intangible assets	67,214
Other noncurrent assets	6,108
Total identifiable assets acquired	95,614
Accounts payable and accrued expenses	9,987
Deferred revenues	1,070
Other liabilities	1,168
Deferred tax liabilities	17,527
Total liabilities assumed	29,752
Net identifiable assets acquired	65,862
Goodwill	56,511
Total preliminary purchase price	$122,373

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
		$67,214

Goodwill

The SkyWave Acquisition furthers the Company’s strategy to provide the most complete set of options and capabilities in the industry. SkyWave’s distribution channels in South America, Asia and the Middle East, along with Inmarsat’s support, provide the Company with a broader global distribution and provides the Company access to new geographies in Eastern Europe and Asia while adding diverse vertical markets such as security and marine. The addition of SkyWave’s higher bandwidth, low-latency satellite products and services that leverage the IsatDataPro (IDP) technology, which is now jointly owned by the Company and Inmarsat, also further expands the breadth of the Company’s solutions portfolio. These factors contributed to a preliminary estimated purchase price resulting in the recognition of goodwill. In September 2015, the Company reached a conclusion to make the Internal Revenue Code (“IRS”) Section 338(g) election to treat the acquisition as a deemed asset sale. The election has been made prospectively and did not have an impact on the opening balance sheet.

Indemnification Asset

In connection with the Arrangement Agreement, the Company and its acquisition subsidiary entered into an escrow agreement with the representatives of certain SkyWave shareholders and an escrow agent. Under the terms of this escrow agreement, (i) $9,750 was placed in an indemnity escrow account to be held through March 31, 2016 to fund any indemnification obligations to the Company under the Arrangement Agreement; (ii) $850 was placed in a pre-closing tax escrow account through the date on which all applicable statutes of limitations (as the same may be extended or waived) for each pre-closing tax period ending on or after June 30, 2009 have expired to fund any indemnification obligations to the Company against any pre-close tax liabilities due; and (iii) $503 was placed in a working capital escrow account to fund any working capital obligations as described under the Arrangement Agreement. During the nine months ended September 30, 2015, the Company and the representative of the SkyWave shareholders agreed to a working capital settlement of $300, as well as tax liability settlements totaling $330, reducing the purchase price to $122,373.

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

(in thousands; except per share amounts)	Quarter ended September 30, 2014	Nine months ended September 30, 2014
Net revenues	$39,011	$112,568
Net income attributable to common shareholders	$6,245	$3,599
Earnings per share:
Basic	$0.09	$0.05
Diluted	$0.09	$0.05

InSync, Inc.

On January 16, 2015, pursuant to a Share Purchase Agreement entered into by the Company, IDENTEC Group AG (“IDENTEC” or the “Seller”) and InSync Software, Inc. (“InSync”), the Company completed the acquisition of 100% of the outstanding shares of InSync from IDENTEC for an aggregate consideration of (i) $11,100 in cash, comprised of various components and subject to net working capital adjustments, of which $1,320 was deposited in escrow in connection with certain indemnification obligations; and (ii) additional contingent consideration of up to $5,000 (the “InSync Acquisition”).

Preliminary Estimated Purchase Price Allocation

The transaction has been accounted for using the Acquisition Method. The excess of the purchase price over the net assets was recorded as goodwill. The preliminary allocation of the purchase price was based upon a preliminary valuation and the estimates and assumptions are subject to change during the one year measurement period. During the nine months ended September 30, 2015, the Company recorded a measurement period adjustment related to the intangible asset valuation and other working capital accounts, which resulted in an increase in goodwill of $134. The total consideration for the InSync Acquisition was $11,642 in a debt-free cash-

free transaction. The preliminary estimated purchase price allocation for the acquisition, net of the estimated fair value of the contingent consideration is as follows:

Amount
Cash	$288
Accounts receivable	1,141
Other current assets	204
Deferred tax assets	2,342
Property, plant and equipment	51
Intangible assets	5,788
Other noncurrent assets	55
Total identifiable assets acquired	9,869
Accounts payable and accrued expenses	1,080
Deferred revenues	296
Deferred tax liabilities	2,342
Total liabilities assumed	3,718
Net identifiable assets acquired	6,151
Goodwill	5,491
Total preliminary purchase price	$11,642

Contingent Consideration

Additional consideration is conditionally due to the Seller upon achievement of certain financial milestones. The fair value measurement of the contingent consideration obligation is determined using Level 3 unobservable inputs supported by little or no market activity based on our own assumptions. The estimated fair value of the contingent consideration was determined based on the Company’s preliminary estimates using the probability-weighted discounted cash flow approach. The Company recorded a reduction of the contingent liability of $25 and $542 in Selling, General and Administrative (“SG&A”) expense in the condensed consolidated statement of operations for the quarter and nine months ended September 30, 2015, respectively.

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

Indemnification Asset

In connection with the Share Purchase Agreement, the Company entered into an escrow agreement with the Seller and an escrow agent.  Under the terms of the agreement, $1,320 was placed in an escrow account through April 16, 2016 to fund any indemnification obligations to the Company under the Share Purchase Agreement.

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

Contingent Consideration

Additional consideration is conditionally due to MWL Management B.V. and R.Q. Management B.V. upon achievement of financial and operational milestones. The fair value measurement of the contingent consideration obligation is determined using Level 3 unobservable inputs supported by little or no market activity based on our own assumptions. The estimated fair value of the contingent consideration was determined based on the Company’s preliminary estimates using the probability-weighted discounted cash flow approach. As of September 30, 2015 and December 31, 2014, the Company recorded $715 and $989, respectively, in accrued expenses and $1,882 and $2,663, respectively, in other non-current liabilities on the condensed consolidated balance sheet. Changes in the fair value of the contingent consideration obligations are recorded in the condensed consolidated statement of operations. The Company recorded a reduction in the contingent liability of $316 in SG&A expenses in the condensed consolidated statements of operations for the quarter and nine months ended September 30, 2015. In addition, for the quarter and nine months ended September 30, 2015, charges of $76 and $252, respectively, were recorded in SG&A expenses in the condensed consolidated statement of operations for accretion associated with the contingent consideration.

4. Stock-based Compensation

The Company’s stock-based compensation plans consist of a 2006 Long-Term Incentives Plan (the “2006 LTIP”), under which there were 2,566,920 shares available for grant as of September 30, 2015.

Total stock-based compensation recorded by the Company for the quarter ended September 30, 2015 and 2014 was $979 and $852, respectively, and for the nine months ended September 30, 2015 and 2014 was $3,214 and $2,627, respectively. Total capitalized stock-based compensation for the quarter ended September 30, 2015 and 2014 was $51 and $99, respectively, and for the nine months ended September 30, 2015 and 2014 was $129 and $227, respectively.

The following table summarizes the components of stock-based compensation expense in the condensed consolidated statements of operations for the quarters and nine months ended September 30, 2015 and 2014:

	Quarters ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Cost of services	$57	$49	$256	$127
Cost of product sales	11	(7)	35	42
Selling, general and administrative	852	763	2,733	2,283
Product development	59	47	190	175
Total	$979	$852	$3,214	$2,627

As of September 30, 2015, the Company had unrecognized compensation costs for stock appreciation rights and restricted stock units totaling $2,539.

2006 LTIP

Time-Based Stock Appreciation Rights

A summary of the Company’s time-based Stock Appreciation Rights (“SARs”) for the nine months ended September 30, 2015 is as follows:

			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
	Number of	Average	Contractual	Value
	Shares	Exercise Price	Term (years)	(In thousands)
Outstanding at January 1, 2015	3,853,367	$4.53
Granted	483,000	6.07
Exercised	(128,050)	4.05
Forfeited or expired	(75,100)	6.50
Outstanding at September 30, 2015	4,133,217	$4.69	5.91	$4,753
Exercisable at September 30, 2015	3,300,317	$4.25	5.01	$4,934
Vested and expected to vest at September 30, 2015	4,133,217	$4.69	5.91	$4,753

For the quarters ended September 30, 2015 and 2014, the Company recorded stock-based compensation expense of $638 and $344 relating to these SARs, respectively. For the nine months ended September 30, 2015 and 2014, the Company recorded stock-based compensation expense of $1,596 and $1,185 relating to these SARs, respectively. As of September 30, 2015, $1,660 of total unrecognized compensation cost related to these SARs is expected to be recognized through August 2018.

The weighted-average grant date fair value of the time-based SARs granted during the nine months ended September 30, 2015 was $3.40.

The intrinsic value of the SARs exercised during the nine months ended September 30, 2015 was $298.

Performance-Based Stock Appreciation Rights

A summary of the Company’s performance-based SARs for the nine months ended September 30, 2015 is as follows:

			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
	Number of	Average	Contractual	Value
	Shares	Exercise Price	Term (years)	(In thousands)
Outstanding at January 1, 2015	786,034	$5.51
Granted	8,000	5.65
Exercised	(11,200)	2.83
Forfeited or expired	(160)	5.65
Outstanding at September 30, 2015	782,674	$5.55	4.64	$1,278
Exercisable at September 30, 2015	778,674	$5.55	4.62	$1,278
Vested and expected to vest at September 30, 2015	782,674	$5.55	4.64	$1,278

For the quarters ended September 30, 2015 and 2014, the Company recorded stock-based compensation expense of $3 and $0 relating to these SARs, respectively. For the nine months ended September 30, 2015 and 2014, the Company recorded stock-based compensation expense of $19 and $47 relating to these SARs, respectively. As of September 30, 2015, $6 of total unrecognized compensation cost related to these SARs is expected to be recognized through March 2016.

The intrinsic value of the SARs exercised was $42 for the nine months ended September 30, 2015.

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

	Nine months ended September 30,
	2015	2014
Risk-free interest rate	1.35% and 1.82%	1.81% and 1.94%
Expected life (years)	6.0	6.0
Estimated volatility factor	62.74% to 64.63%	66.07% to 67.34%
Expected dividends	None	None

Time-based Restricted Stock Units

A summary of the Company’s time-based Restricted Stock Units (“RSUs”) for the nine months ended September 30, 2015 is as follows:

	Shares	Weighted- Average Grant Date Fair Value
Balance at January 1, 2015	90,255	$7.04
Granted	104,270	6.25
Vested	(90,255)	7.04
Forfeited or expired	—	—
Balance at September 30, 2015	104,270	$6.25

For the quarters ended September 30, 2015 and 2014, the Company recorded stock-based compensation expense of $149 and $169 related to these RSUs, respectively. For the nine months ended September 30, 2015 and 2014, the Company recorded stock-based compensation expense of $420 and $426 related to these RSUs, respectively. As of September 30, 2015, $324 of total unrecognized compensation cost related to these RSUs is expected to be recognized through January 2018.

Performance-based Restricted Stock Units

A summary of the Company’s performance-based RSUs for the nine months ended September 30, 2015 is as follows:

	Shares	Weighted- Average Grant Date Fair Value
Balance at January 1, 2015	321,525	$6.41
Granted	76,375	6.14
Vested	(137,127)	6.09
Forfeited or expired	(25,123)	6.23
Balance at September 30, 2015	235,650	$6.52

For the quarters ended September 30, 2015 and 2014, the Company recorded stock-based compensation expense of $294 and $264 related to these RSUs, respectively. For the nine months ended September 30, 2015 and 2014, the Company recorded stock-based compensation expense of $1,044 and $695 related to these RSUs, respectively. As of September 30, 2015, $549 of total unrecognized compensation cost related to these RSUs is expected to be recognized through March 2016.

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

Nine months ended September 30,
	2015	2014
Risk-free interest rate	0.00% to 0.71%	0.02% to 0.70%
Estimated volatility factor	29.00% to 36.00%	34.00% to 40.00%
Expected dividends	None	None

For the quarters ended September 30, 2015 and 2014, the Company recorded stock-based compensation expense of $(105) and $75 relating to these MPUs, respectively. For the nine months ended September 30, 2015 and 2014, the Company recorded stock-based compensation expense of $135 and $274 relating to these MPUs, respectively.

In January 2015, the Company issued 54,801 shares of its common stock as a form of payment in connection with MPUs for achieving the fiscal year 2013 and 2014 stock performance target.

2004 Stock Option Plan

During the nine months ended September 30, 2015, 50,000 stock options were exercised at a weighted-average exercise price of $4.88 per share and a total intrinsic value of $55. There are no stock options outstanding and available for exercise as of September 30, 2015.

5. Net Income (Loss) Attributable to ORBCOMM Inc. Common Stockholders

The Company accounts for earnings per share (“EPS”) in accordance with FASB ASC Topic 260, “Earnings Per Share” (“ASC 260”) and related guidance, which requires two calculations of EPS to be disclosed: basic and diluted. The numerator in calculating basic and diluted EPS is an amount equal to the net income (loss) attributable to ORBCOMM Inc. common stockholders for the periods presented. The denominator in calculating basic EPS is the weighted average shares outstanding for the respective periods. The denominator in calculating diluted EPS is the weighted average shares outstanding, plus the dilutive effect of stock option grants, unvested SAR and RSU grants and shares of Series A convertible preferred stock for the respective periods. The following sets forth the basic and diluted calculations of EPS for the quarters and nine months ended September 30, 2015 and 2014:

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, expect per share data)	2015	2014	2015	2014
Net income (loss) attributable to ORBCOMM Inc. common stockholders	$1,582	$(33)	$(13,517)	$920
Weighted average number of common shares outstanding:
Basic number of common shares outstanding	70,460	55,247	70,376	54,561
Dilutive effect of grants of stock options, unvested SARs and RSUs and shares of Series A convertible preferred stock	1,458	—	—	1,714
Diluted number of common shares outstanding	71,918	55,247	70,376	56,275
Earnings per share:
Basic	$0.02	$(0.00)	$(0.19)	$0.02
Diluted	$0.02	$(0.00)	$(0.19)	$0.02

The following represents amounts not included in the above calculation of diluted EPS as their impact was anti-dilutive under the treasury stock method:

	Quarters ended		Nine months ended
	September 30,		September 30,
(Shares in thousands)	2015	2014	2015	2014
SARs	606	*	*	737

*	Not applicable due to the loss for the period.

The computation of net income (loss) attributable to ORBCOMM Inc. common stockholders for quarters and nine months ended September 30, 2015 and 2014 is as follows:

	Quarters ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income (loss) attributable to ORBCOMM Inc.	$1,591	$(33)	$(13,490)	$939
Preferred stock dividends on Series A convertible preferred stock	(9)	—	(27)	(19)
Net income (loss) attributable to ORBCOMM Inc. common stockholders	$1,582	$(33)	$(13,517)	$920

6. Satellite Network and Other Equipment

Satellite network and other equipment consisted of the following:

	Useful life	September 30,	December 31,
	(years)	2015	2014
Land		$381	$381
Satellite network	1-10	105,721	116,444
Capitalized software	3-7	11,141	7,013
Computer hardware	3	3,623	2,761
Other	2-7	6,709	4,703
Assets under construction		109,711	81,099
		237,286	212,401
Less: accumulated depreciation and amortization		(42,048)	(31,780)
		$195,238	$180,621

During the nine months ended September 30, 2015 and 2014, the Company capitalized costs attributable to the design and development of internal-use software in the amount of $2,617 and $2,084, respectively.

Depreciation and amortization expense for the quarters ended September 30, 2015 and 2014 was $3,703 and $1,708, respectively, including amortization of internal-use software of $452 and $259, respectively. Depreciation and amortization expense for the nine months ended September 30, 2015 and 2014 was $11,554 and $4,446, respectively, including amortization of internal-use software of $1,236 and $669, respectively. Depreciation and Amortization for the quarter and nine months ended September 30, 2015 reflects the impact of the Company’s next-generation OG2 satellites being placed into service on September 15, 2014.

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

In January 2015, the Company lost communication with one of its first generation Plane B satellites. In the quarter ended March 31, 2015, the Company removed $137 from satellite network and accumulated depreciation, respectively, representing the fully depreciated value of the satellite. In September 2015, the satellite reestablished communication with the Company’s ground stations. There was no impact on the condensed consolidated balance sheet for the reestablishment of communications with this satellite.

In June 2015, the Company lost communication with one of its in-orbit OG2 satellites. The Company recorded a non-cash impairment charge of $12,748 on the condensed consolidated statement of operations in the quarter ended June 30, 2015 to write off the net book value of the satellite.  In addition, the Company decreased satellite network and other equipment and the associated accumulated depreciation on the condensed consolidated balance sheet by $13,788 and $1,040, respectively.

7. Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price of an acquired business over the estimated fair values of the underlying net tangible and intangible assets.

Goodwill consisted of the following:

Amount
Balance at January 1, 2015	$39,870
Additions through acquisitions	62,002
Other adjustments	27
Balance at September 30, 2015	$101,899

During the nine months ended September 30, 2015, the following key items impacted goodwill:

•	The Company recognized goodwill of $56,511 in connection with the SkyWave Acquisition
•	The Company recognized goodwill of $5,491 in connection with the InSync Acquisition

Goodwill is allocated to the Company’s one reportable segment, which is its only reporting unit.

The Company’s intangible assets consisted of the following:

		September 30, 2015			December 31, 2014
	Useful life		Accumulated			Accumulated
	(years)	Cost	amortization	Net	Cost	amortization	Net
Customer lists	5, 7, 10, 12 and 14	$86,277	$(9,141)	$77,136	$21,850	$(2,939)	$18,911
Patents and technology	5 and 10	16,082	(3,621)	12,461	8,473	(2,259)	6,214
Trade names and trademarks	3, 5 and 10	2,853	(790)	2,063	1,690	(481)	1,209
		$105,212	$(13,552)	$91,660	$32,013	$(5,679)	$26,334

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

Amortization expense was $2,628 and $773 for the quarters ended September 30, 2015 and 2014, respectively. Amortization expense was $7,872 and $2,024 for the nine months ended September 30, 2015 and 2014, respectively.

Estimated annual amortization expense for intangible assets subsequent to September 30, 2015 is as follows:

Amount
2015 (remaining)	$2,658
2016	10,544
2017	10,395
2018	10,357
2019	10,320
Thereafter	47,386
$91,660

8. Accrued Liabilities

The Company’s accrued liabilities consisted of the following:

	September 30,	December 31,
	2015	2014
Accrued compensation and benefits	$5,518	$4,453
Warranty	2,407	1,470
Corporate income tax payable	177	455
Contingent earn-out amount	715	1,115
Accrued satellite network and other equipment	1,102	1,188
Accrued inventory purchases	1,181	475
Milestone payable	5,460	5,460
Accrued interest expense	1,051	1,083
Accrued acquisition-related costs	—	417
Accrued credit facility financing fees	—	734
Accrued professional fees	443	448
Accrued airtime charges	792	—
Other accrued expenses	3,822	3,038
	$22,668	$20,336

For the nine months ended September 30, 2015 and 2014, changes in accrued warranty obligations consisted of the following:

	Nine Months Ended September 30,
	2015	2014
Balance at January 1,	$1,470	$2,199
Warranty liabilities assumed from acquisition	450	96
Amortization of fair value adjustment of warranty liabilities acquired through acquisitions	(12)	(156)
Reduction of warranty liabilities assumed in connection with acquisitions	(174)	(648)
Warranty expense	912	278
Warranty charges	(239)	(581)
Balance at September 30,	$2,407	$1,188

9. Deferred Revenues

Deferred revenues consisted of the following:

	September 30,	December 31,
	2015	2014
Service activation fees	$4,568	$3,411
Prepaid services	2,644	2,509
Prepaid product revenues	—	15
Warranty revenues	141	169
	7,353	6,104
Less current portion	(4,821)	(3,525)
Long-term portion	$2,532	$2,579

10. Note Payable-Related Party

In connection with the acquisition of a majority interest in Satcom in 2005, the Company recorded an indebtedness to OHB Technology A.G. (formerly known as OHB Teledata A.G.), a stockholder of the Company. At September 30, 2015 and December 31, 2014, the principal balance of the note payable was €1,138 and it had a carrying value of $1,275 and $1,389, respectively. The carrying value was based on the note’s estimated fair value at the time of acquisition. The difference between the carrying value and principal balance was being amortized to interest expense over the estimated life of the note of six years which ended in September 30, 2011. This note does not bear interest and has no fixed repayment term. Repayment will be made from the distribution profits, as defined in the note agreement, of ORBCOMM Europe LLC, a wholly owned subsidiary of the Company. The note has been classified as long-term and the Company does not expect any repayments to be required prior to September 30, 2016.

11. Note Payable

Secured Credit Facilities

On September 30, 2014, the Company entered into a credit agreement (the “Credit Agreement”) with Macquarie CAF LLC (“Macquarie” or the “Lender”) in order to refinance the Company’s Senior Notes. Pursuant to the Credit Agreement, the Lender provided secured credit facilities (the “Secured Credit Facilities”) in an aggregate amount of $160,000 comprised of (i) a term loan facility in an aggregate principal amount of up to $70,000 (the “Initial Term Loan Facility”); (ii) a $10,000 revolving credit facility (the “Revolving Credit Facility”); (iii) a term loan facility in an aggregate principal amount of up to $10,000 (the “Term B2 Facility”), the proceeds of which were drawn and used on January 16, 2015 to finance the InSync Acquisition; and (iv) a term loan facility in an aggregate principal amount of up to $70,000 (the “Term B3 Facility”), the proceeds of which were used on January 1, 2015 to partially finance the SkyWave Acquisition. Proceeds of the Initial Term Loan Facility and Revolving Credit Facility were funded on October 10, 2014 and were used to repay in full the Company’s Senior Notes and pay certain related fees, expenses and accrued interest, as well as for general corporate purposes.

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

In connection with entering into the Credit Agreement, and the subsequent funding of the Initial Term Loan Facility, Revolving Credit Facility, Term B2 Facility and the Term B3 Facility, the Company incurred approximately $4,721 of debt issuance costs. For the quarter and nine months ended September 30, 2015, amortization of the debt issuance costs was $106 and $345, respectively. For the quarter and nine months ended September 30, 2015, the Company capitalized $1,138 and $3,550, respectively, of interest expense and amortization of the debt issuance costs associated with the Initial Term Loan Facility and Revolving Credit Facility to construction of the next-generation satellites. The Company recorded charges of $1,332 and $3,906 to interest expense on its statement of operations for the quarter and nine months ended September 30, 2015, respectively, related to interest expense and amortization of debt issuance costs associated with the Term B2 and Term B3 Facilities.

At September 30, 2015, no amounts were outstanding under the Revolving Credit Facility. The net availability under the Revolving Credit Facility was $10,000.

As of September 30, 2015, the Company was in compliance with all financial covenants.

$45,000 9.5% Senior Notes

On January 4, 2013, the Company issued $45,000 aggregate principal amount of Senior Notes (“Senior Notes”) due January 4, 2018. Interest was payable quarterly at a rate of 9.5% per annum. The Senior Notes were secured by a first priority security interest in substantially all of the Company’s and its subsidiaries’ assets. The covenants in the Senior Notes limited the Company’s ability to, among other things, (i) incur additional indebtedness and liens; (ii) sell, transfer, lease or otherwise dispose of the Company’s or subsidiaries assets; or (iii) merge or consolidate with other companies. The Company was also required to obtain launch and one year in-orbit insurance for the next-generation satellites under the terms of the Senior Notes. The Company was also required to comply with a maintenance covenant of either having available liquidity of $10,000 (the sum of (a) cash and cash equivalents plus (b) the total amount available to be borrowed under a working capital facility) or a leverage ratio (consolidated total debt to consolidated adjusted EBITDA, adjusted for stock-based compensation, certain other non-cash items and other agreed upon other charges) of not more than

4.5 to 1.0. In connection with the issuance of the Senior Notes, the Company incurred approximately $1,390 of debt issuance costs, to be amortized through January 4, 2018. For the quarter and nine months ended September 30, 2014, amortization of the debt issuance costs was $66 and $202, respectively. For the quarter and nine months ended September 30, 2014, the Company capitalized all of the interest expense and amortization of the debt issuance costs to construction of the next-generation satellites. The Senior Notes were redeemed in full on October 10, 2014.

12. Stockholders’ Equity

Series A convertible preferred stock

During the nine months ended September 30, 2015, the Company issued dividends in the amount of 2,734 preferred shares to the holders of the Series A convertible preferred stock. As of September 30, 2015, dividends in arrears were $9.

Common Stock

In January 2015, the Company issued 54,801 shares of its common stock as form of payment in connection with MPUs for achieving the fiscal year 2013 and 2014 stock performance target.

As of September 30, 2015, the Company has reserved 7,702,729 shares of common stock for future issuances related to employee stock compensation plans.

13. Segment Information

The Company operates in one reportable segment, M2M data communications. Other than satellites in orbit, goodwill and intangible assets, long-lived assets outside of the United States are not significant. The Company’s foreign exchange exposure is limited as approximately 97% of the Company’s consolidated revenue is collected in US dollars. The following table summarizes revenues on a percentage basis by geographic regions, based on the country in which the customer is located.

	Quarters ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
United States	67%	72%	65%	75%
South America	11%	—	13%	—
Japan	2%	7%	2%	6%
Europe	19%	17%	19%	15%
Other	1%	4%	1%	4%
	100%	100%	100%	100%

14. Income taxes

For the quarter ended September 30, 2015, the Company’s income tax provision was $221, compared to $145 for the prior year period. For the nine months ended September 30, 2015, the Company’s income tax provision was $312, compared to $745 for the prior year period. The change in the income tax provision for the nine months ended September 30, 2015 is primarily related to a change in the geographical mix of income which decreased taxable non-U.S. earnings before income taxes when compared to the prior year period. If the Company’s current estimates change in future periods, the impact on the deferred tax assets and liabilities may change correspondingly.

As of September 30, 2015 and December 31, 2014, the Company maintained a valuation allowance against its net deferred tax assets primarily attributable to operations in the United States, as the realization of such assets was not considered more likely than not.

There were no changes to the Company’s unrecognized tax benefits during the nine months ended September 30, 2015. The Company does not expect any significant changes to its unrecognized tax positions during the next twelve months.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were recognized during the nine months ended September 30, 2015.

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

As of September 30, 2015, the Company has made milestone payments of $11,472 to SNC under the procurement agreement. The Company anticipates making additional payments of approximately $21,450 under the agreement during the remainder of 2015.

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

As of September 30, 2015, the Company made milestone payments of $5,325 under the Falcon 9 Agreement. The Company anticipates making additional payments of approximately $1,065 under the agreement.

In April 2014, the Company obtained launch and one year in-orbit insurance for the OG2 satellite program. For the first launch of six satellites, the Company obtained (i) a maximum total of $66,000 of launch plus one year in-orbit insurance coverage; and (ii) $22,000 of launch vehicle flight only insurance coverage (“Launch One”). The total premium cost for Launch One was $9,953. For the second launch of eleven satellites, the Company obtained (i) a maximum total of $120,000 of launch plus one year in-orbit insurance coverage; and (ii) $22,000 of launch vehicle flight only insurance coverage (“Launch Two”). The total premium cost for Launch Two is $16,454. In April 2014, the Company paid the total premium for Launch One and 5% of the total premium for Launch Two, with the balance of the premium cost for Launch Two becoming due 30 days prior to the scheduled launch of the second mission. The majority of the premium payments are recorded as satellite network and other equipment, net in the consolidated balance sheet as of September 30, 2015. The Launch One coverage took effect on July 14, 2014, following the launch and insertion of the first six satellites into orbit.

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

In June 2015, the Company lost communication with one of its in-orbit OG2 satellites. The Company recorded a non-cash impairment charge of $12,748 on the condensed consolidated statement of operations in the quarter ended June 30, 2015 to write off the net book value of the satellite.  In addition, the Company decreased satellite network and other equipment and the associated accumulated depreciation on the condensed consolidated balance sheet by $13,788 and $1,040, respectively.

We have notified our in-orbit insurers that the loss of the OG2 satellite may result in a constructive total loss of that satellite. Under the insurance terms mentioned above, this satellite will be the first of the three satellite deductible in the aggregate for both Launch One and Launch Two, under which no claim is payable.

On July 14, 2015, the Company obtained an additional one year in-orbit insurance for the five OG2 satellites currently in-orbit for a maximum total of $40,000. The additional in-orbit coverage took effect on July 15, 2015, following the end of the coverage period for the initial launch and one year in-orbit insurance. The policy contains a one satellite deductible across the five in-orbit OG2 satellites whereby claims are payable in excess of the first satellite that is a total loss or constructive total loss. The policy is also subject to a specific exclusion for losses that have resulted from an anomaly with the same signatures as the initial OG2 satellite loss. There are other specified exclusions and material change limitations customary in the industry which include losses resulting from war, antisatellite devices, insurrection, terrorist acts, government confiscation, radioactive contamination, electromagnetic interference, loss of revenue and third party liability.

Airtime credits

In 2001, in connection with the organization of ORBCOMM Europe and the reorganization of the ORBCOMM business in Europe, the Company agreed to grant certain country representatives in Europe approximately $3,736 in airtime credits. The Company has not recorded the airtime credits as a liability for the following reasons: (i) the Company has no obligation to pay the unused airtime credits if they are not utilized; and (ii) the airtime credits are earned by the country representatives only when the Company generates revenue from the country representatives. The airtime credits have no expiration date. Accordingly, the Company is recording airtime credits as services are rendered and these airtime credits are recorded net of revenues from the country representatives. For the quarters ended September 30, 2015 and 2014 airtime credits used totaled approximately $7 and $8, respectively. For the nine months ended September 30, 2015 and 2014 airtime credits used totaled approximately $22 and $23, respectively. As of September 30, 2015 and 2014 unused credits granted by the Company were approximately $2,045 and $2,074, respectively.

16. Subsequent Events

On October 6, 2015, a wholly owned subsidiary of the Company completed the acquisition of substantially all the assets of WAM Technologies, LLC (“WAM”), for a purchase price of $8,500, subject to net working capital adjustments, pursuant to an Asset Purchase Agreement entered into on October 5, 2015. WAM is a leading provider of remote wireless management and control solutions for ocean transport refrigerated containers and related intermodal equipment on a global basis. The Company will account for this acquisition using the Acquisition Method.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995.

Certain statements discussed in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally relate to our plans, estimates, objectives and expectations for future events and other statements that are not historical facts. Such forward-looking statements, including those concerning the Company’s expectations and estimates, are subject to known and unknown risks and uncertainties, which could cause actual results to differ materially from the results, projected, expected or implied by the forward-looking statements, some of which are beyond the Company’s control, that may cause the Company’s actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include but are not limited to: the liabilities and costs associated with the acquisition of SkyWave; failure to successfully integrate SkyWave with our existing operations or failure to realize the expected benefits of the acquisition of SkyWave; dependence of SkyWave’s business on its commercial relationship with Inmarsat and the services provided by Inmarsat, including the continued availability of Inmarsat’s satellites; substantial losses we have incurred and may continue to incur; demand for and market acceptance of our products and services and the applications developed by us and our resellers; market acceptance and success of our Automatic Identification System business; dependence on a few significant customers, including a concentration in Brazil for SkyWave, loss or decline or slowdown in the growth in business from key customers, such as Caterpillar Inc., Komatsu Ltd., Hitachi Construction Machinery Co., Ltd., Union Pacific Railroad and Maersk Lines, and other value-added resellers, or VARs, and international value-added resellers, or IVARs, for ORBCOMM and Onixsat, Satlink and Sascar, and other value-added Solution Providers, or SPs, for SkyWave; dependence on a few significant vendors or suppliers, loss or disruption or slowdown in the supply of products and services from key vendors, such as Inmarsat plc. and Amplus Communication Pte Ltd.; loss or decline or slowdown in growth in business of any of the specific industry sectors we serve, such as transportation, heavy equipment, fixed assets and maritime; our potential future need for additional capital to execute on our growth strategy; additional debt service acquired with or incurred in connection with existing or future business operations; our acquisitions may expose us to additional risks, such as unexpected costs, contingent or other liabilities, or weaknesses in internal controls, and expose us to issues related to non-compliance with domestic and foreign laws, particularly regarding our acquisitions of businesses domiciled in foreign countries; the terms of our credit agreement, under which we currently have borrowed $150 million and may borrow up to an additional $10 million, could restrict our business activities or our ability to execute our strategic objectives or adversely affect our financial performance; the inability to effect suitable investments, alliances and acquisitions or the failure to integrate and effectively operate the acquired businesses; fluctuations in foreign currency exchange rates; the inability of our subsidiaries, international resellers and licensees to develop markets outside the United States; the inability to obtain or maintain the necessary regulatory authorizations, approvals or licenses, including those that must be obtained and maintained by third parties, for particular countries or to operate our satellites; technological changes, pricing pressures and other competitive factors; satellite construction and launch failures, delays and cost overruns of our next-generation satellites and launch vehicles; in-orbit satellite failures or reduced performance of our existing satellites; our inability to replenish or expand our satellite constellation; the failure of our system or reductions in levels of service due to technological malfunctions or deficiencies or other events; significant liabilities created by products we sell; litigation proceedings; inability to operate due to changes or restrictions in the political, legal, regulatory, government, administrative and economic conditions and developments in the United States and other countries and territories in which we provide our services; ongoing global economic instability and uncertainty; changes in our business strategy; and the other risks described in our filings with the Securities and Exchange Commission (“SEC”). For more detail on these and other risks, please see our Annual Report on Form 10-K for the year ended December 31, 2014, as amended (“Annual Report”). The Company undertakes no obligation to publicly revise any forward-looking statements or cautionary factors, except as required by law.

Unless otherwise noted or the context otherwise requires, references in this Form 10-Q to “ORBCOMM,” “the Company,” “our company,” “we,” “us” or “our” refer to ORBCOMM Inc. and its direct and indirect subsidiaries.

Overview

We are a global provider of M2M solutions, including network connectivity, devices and web reporting applications. These solutions enable optimal business efficiencies, increased asset efficiency, utilization, and substantially reduce asset write-offs helping industry leaders realize benefits on a world-wide basis. Our M2M products and services are designed to track, monitor and enhance security for a variety of assets, such as trailers, trucks, rail cars, intermodal containers, generators, fluid tanks, marine vessels, oil and gas wells, pipeline monitoring equipment, irrigation control systems, and utility meters, in the transportation & distribution, heavy equipment, oil & gas, maritime and government industries. Additionally, we provide AIS data services for vessel tracking and to improve maritime safety to government and commercial customers worldwide. We provide these services using multiple network platforms, including our own constellation of 30 low-Earth orbit satellites, one AIS microsatellite, and our accompanying ground infrastructure, as well as terrestrial-based cellular communication services through reseller agreements with major cellular wireless providers. The addition of SkyWave’s higher bandwidth, low-latency satellite products and services that leverage the IsatDataPro (IDP) technology further expands the breadth of our solutions portfolio. Our satellite-based customer solution offerings use small, low power, mobile satellite subscriber communicators for remote asset connectivity, and our terrestrial-based solutions utilize cellular data modems with SIMS. Customer solutions provide access to data gathered over these systems via connections to other public or private networks, including the Internet. We are dedicated to providing the most versatile, leading-edge M2M solutions that enable our customers to maximize operational efficiency, increase asset utilization and achieve significant return on investment.

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

Acquisitions

SkyWave Mobile Communications Inc.

On January 1, 2015, pursuant to a Share Purchase Agreement dated November 1, 2014 entered into with our acquisition subsidiary, SkyWave Mobile Communications Inc. (“SkyWave”) and the representatives of certain SkyWave shareholders, we completed the acquisition of 100% of the outstanding shares of SkyWave for total consideration of $130.2 million, consisting of (i) $122.4 million cash consideration, inclusive of a working capital settlement of $0.3 million, of which $10.6 million was deposited in escrow to pay certain indemnification obligations; and (ii) $7.5 million in the form of a promissory note settled by the transfer of assets to Inmarsat Global Limited (“Inmarsat”) pursuant to an agreement with Inmarsat (the “SkyWave Acquisition”).

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

Shelf Registration

In April 2015, we filed a Form S-3 shelf registration statement registering our securities for a proposed maximum aggregate offering price of $200 million (including approximately $17.2 million previously remaining available under a previous shelf registration statement). We may use this shelf registration statement at any time or from time to time to offer, in one or more offerings, our debt securities, shares of our common stock, shares of our preferred stock, warrants to purchase our debt securities, common stock or preferred stock or units consisting of any combination of the foregoing securities. The shelf registration statement, which was declared effective on April 14, 2015, also registered the resale of up to 3,910,433 shares of common stock by a selling shareholder, all of which were sold on August 19, 2015.

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

The table below presents our revenues for the quarters and nine months ended September 30, 2015 and 2014, together with the percentage of total revenue represented by each revenue category in (in thousands):

	Quarters ended September 30,
	2015		2014
Service revenues	$25,048	54.4%	$15,184	65.7%
Product sales	21,036	45.6%	7,942	34.3%
	$46,084	100%	$23,126	100.0%

	Nine months ended September 30,
	2015		2014
Service revenues	$72,833	54.6%	$44,512	66.7%
Product sales	60,464	45.4%	22,262	33.3%
	$133,297	100.0%	$66,774	100.0%

Total revenues for the quarters ended September 30, 2015 and 2014 were $46.1 million and $23.1 million, respectively, an increase of 99.6%. Total revenues for the nine months ended September 30, 2015 and 2014 were $133.3 million and $66.8 million, respectively, an increase of 99.6%.

Service revenues

	Quarters ended September 30,		Change
(In thousands)	2015	2014	Dollars	%
Service revenues	$25,048	$15,184	$9,864	65.0%

	Nine months ended September 30,		Change
(In thousands)	2015	2014	Dollars	%
Service revenues	$72,833	$44,512	$28,321	63.6%

The increase in service revenues for the quarter and nine months ended September 30, 2015 was primarily due to revenue generated from increases in our core service revenues and by the companies we acquired in 2015.

As of September 30, 2015, we had approximately 1,330,000 billable subscriber communicators compared to approximately 937,000 billable subscriber communicators as of September 30, 2014, an increase of 41.9%.

Service revenue growth can be impacted by the customary lag between subscriber communicator activations and recognition of service revenue from these units.

Product sales

	Quarters ended September 30,		Change
(In thousands)	2015	2014	Dollars	%
Product sales	$21,036	$7,942	$13,094	164.9%

	Nine months ended September 30,		Change
(In thousands)	2015	2014	Dollars	%
Product sales	$60,464	$22,262	$38,202	171.6%

The increase in product sales for the quarter and nine months ended September 30, 2015, compared to the prior year periods, was primarily attributable to increases from products sold in our core business and by the companies we acquired in 2015.

Costs of revenues, exclusive of depreciation and amortization

	Quarters ended September 30,		Change
(In thousands)	2015	2014	Dollars	%
Cost of service	$8,766	$5,291	$3,475	65.7%
Cost of product sales	$15,424	5,524	$9,900	179.2%

	Nine months ended September 30,		Change
(In thousands)	2015	2014	Dollars	%
Cost of service	$24,788	$14,991	$9,797	65.4%
Cost of product sales	$44,162	$16,098	$28,064	174.3%

Costs of services is comprised of expenses to operate our network, such as payroll and related costs, including stock-based compensation and usage fees to third-party networks. The increase in cost of service for the quarter and nine months ended September 30, 2015, compared to the prior year periods, was primarily due to an increase in service revenues associated with our acquired companies.

Costs of product sales includes the purchase price of subscriber communicators and SIMS sold, costs of warranty obligations, shipping charges, as well as operational costs to fulfill customer orders including costs for employees and inventory management. The increase in cost of product sales for the quarter and nine months ended September 30, 2015, compared to the prior year periods, was primarily due to costs associated with increased product sales by our core business and the product sales of the companies we acquired in 2015.

Gross profit

Gross profit increased by $9.6 million, or 78.0% to $21.9 million for the quarter ended September 30, 2015 compared to $12.3 million for the quarter ended September 30, 2014. The increase was due to increases in gross profit of $6.4 million from service revenues, primarily from our businesses acquired and core business operations, and $3.2 million from product sales, primarily due to our businesses acquired and core business operations.

Gross profit increased by $28.6 million, or 80.1% to $64.3 million for the nine months ended September 30, 2015 compared to $35.7 million for the nine months ended September 30, 2014. The increase was due to increases in gross profit of $18.5 million from service revenues, primarily from our businesses acquired and core business operations, and $10.1 million from product sales, primarily due to our businesses acquired and core business operations.

Selling, general and administrative expenses

	Quarters ended September 30,		Change
(In thousands)	2015	2014	Dollars	%
Selling, general and administrative expenses	$10,668	$8,720	$1,948	22.3%

	Nine months ended September 30,		Change
(In thousands)	2015	2014	Dollars	%
Selling, general and administrative expenses	$33,134	$23,840	$9,294	39.0%

Selling, general and administrative (“SG&A”) expenses relate primarily to expenses for general management, sales and marketing, finance, professional fees and general operating expenses. The increase in SG&A expenses for the quarter ended September 30, 2015, compared to the prior year period, was primarily due to an increase in employee-related expenses as a result of additional headcount added from the companies we acquired. The increase in SG&A expenses for the nine months ended September 30, 2015, compared to the prior year period, was primarily due to an increase in employee-related expenses as a result of additional headcount added from the companies was acquired, as well as additional professional fees incurred.

Product development expenses

	Quarters ended September 30,		Change
(In thousands)	2015	2014	Dollars	%
Product development	$1,202	$788	$414	52.5%

	Nine months ended September 30,		Change
(In thousands)	2015	2014	Dollars	%
Product development	$4,628	$2,108	$2,520	119.5%

Product development expenses consist primarily of the expenses associated with our engineering efforts, including the cost of third parties to support our current applications. The increase in product development expenses for the quarter and nine months ended September 30, 2015, compared to the prior year periods, was primarily due to additional costs incurred associated with the companies we acquired.

Depreciation and amortization

	Quarters ended September 30,		Change
(In thousands)	2015	2014	Dollars	%
Depreciation and amortization	$6,331	$2,481	$3,850	155.2%

	Nine months ended September 30,		Change
(In thousands)	2015	2014	Dollars	%
Depreciation and amortization	$19,426	$6,470	$12,956	200.2%

The increase in depreciation and amortization for the quarter and nine months ended September 30, 2015 is primarily due to the amortization of intangible assets acquired in our acquisitions, as well as additional depreciation expense associated with the next-generation OG2 satellites placed into service on September 15, 2014.

Impairment loss – satellite network

In June 2015, we lost communication with one of our in-orbit OG2 satellites. As a result, we recorded a non-cash impairment charge of $12.7 million on the condensed consolidated statement of operations in the quarter ended June 30, 2015 to write off the net book value of the satellite.

Acquisition-related and integration costs

Acquisition-related and integration costs include professional services expenses and identifiable integration costs. For the quarters ended September 30, 2015 and 2014, we incurred acquisition-related and integration costs of $0.5 million and $0.2 million, respectively. The increase in the quarter ended September 30, 2015 compared to the prior year period, primarily related to integration costs in connection with our recent acquisitions. For the nine months ended September 30, 2015 and 2014, we incurred acquisition-related and integration costs of $4.1 million and $1.6 million, respectively.  The increase in the nine months ended September 30, 2015 compared to the prior year period, primarily related to expenses and integration costs incurred in connection with our recent acquisitions.

Income (loss) from operations

For the quarter ended September 30, 2015, income from operations was $3.2 million, compared to income from operations of $0.1 million for the quarter ended September 30, 2014. For the nine months ended September 30, 2015, we had a loss from operations of ($9.7) million, compared to income from operations of $1.7 million for the nine months ended September 30, 2014.

Other income (expense)

Other income (expense) is comprised primarily of interest expense, foreign exchange gains and losses and interest income from our cash and cash equivalents, which consists of U.S. Treasuries and interest bearing instruments.

For the quarter ended September 30, 2015, other expense was ($1.3) million, comprising primarily of interest expense of ($1.3) million relating to our Secured Credit Facilities. For the nine months ended September 30, 2015, other expense was ($3.4) million, comprising primarily of interest expense of ($3.9) million relating to our Secured Credit Facilities, offset, in part, by interest income of $0.2 million and foreign exchange gains of $0.2 million.

For the quarter and nine months ended September 30, 2014, other income was $0.1 million.

Income (loss) before income taxes

For the quarter ended September 30, 2015, we had income before income taxes of $1.9 million, compared to income before income taxes of $0.1 million for the quarter ended September 30, 2014. For the nine months ended September 30, 2015, we have a loss from operations of ($13.0) million, compared to income from operations of $1.8 million for the nine months ended September 30, 2014.

Income taxes

For the quarter ended September 30, 2015, our income tax provision was $0.2 million, compared to $0.1 million for the prior year period. For the nine months ended September 30, 2015, our income tax provision was $0.3 million, compared to $0.7 million for the prior year period. The change in the income tax provision for the nine months ended September 30, 2015 is primarily related to a change in the geographical mix of income which decreased taxable non-U.S. earnings before income taxes when compared to the prior year period. If our current estimates change in future periods, the impact on the deferred tax assets and liabilities may change correspondingly.

As of September 30, 2015 and 2014, we maintained a valuation allowance against our net deferred tax assets primarily attributable to operations in the United States as the realization of such assets was not considered more likely than not.

Net income (loss)

For the quarter ended September 30, 2015, we had net income of $1.6 million compared to net income of less than $0.1 million in the prior year period.  For the nine months ended September 30, 2015, we have a net loss of ($13.3) million compared to net income of $1.0 million in the prior year period.

Noncontrolling interests

Noncontrolling interests relate to earnings and losses attributable to noncontrolling shareholders.

Net income (loss) attributable to ORBCOMM Inc.

For the quarter ended September 30, 2015, we had net income attributable to our company of $1.6 million compared to a net loss of less than $(0.1) million in the prior year period. For the nine months ended September 30, 2015, we have loss attributable to our company of ($13.5) million compared to net income attributable to our Company of $0.9 million in the prior year period.

For the quarters and nine months ended September 30, 2015 and 2014, the net income attributable to our common stockholders considers dividends of less than $0.1 million paid in shares of Series A convertible preferred stock.

Liquidity and Capital Resources

Overview

Our liquidity requirements arise from our working capital needs, our ability to make scheduled payments of interest on our indebtedness, to fund capital expenditures to support our current operations and to facilitate growth and expansion. We have financed our operations and expansion with cash flows from operating activities, sales of our common stock through public offerings and private placements of debt. At September 30, 2015, we have an accumulated deficit of $81.7 million. Our primary source of liquidity consists of cash and cash equivalents and restricted cash totaling $59.7 million, cash flows from operating activities and additional funds from the Credit Agreement entered into on September 30, 2014 and our public offering of shares of common stock announced on November 7, 2014, which we believe will be sufficient to provide working capital, support capital expenditures and facilitate growth and expansion for the next twelve months.

Operating activities

Cash provided by our operating activities for the nine months ended September 30, 2015 was $11.2 million resulting from a net loss of ($13.3) million, offset by non-cash items including $19.4 million for depreciation and amortization, $12.7 million for an impairment loss on our satellite network and $3.2 million for stock-based compensation. These non-cash add backs were offset by a working capital use of cash of $10.4 million. Working capital activities primarily consisted of a net use of cash of $8.7 million from a decrease in accounts payable and accrued expenses primarily related to timing of payments, and $4.3 million in inventories as a result of our increased business activities, offset by a decrease of accounts receivable of $3.4 million relating to timing of receivables.

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

Investing activities

Cash used in our investing activities for the nine months ended September 30, 2015 was $42.2 million, resulting primarily from $133.1 million in cash consideration paid in connection with the SkyWave Acquisition and InSync Acquisition and capital expenditures of $32.1 million, offset, in part, by cash released from escrow for the SkyWave Acquisition of $123.0 million.

Cash used in our investing activities for the nine months ended September 30, 2014 was $69.9 million, resulting primarily from capital expenditures of $41.9 million and $28.9 million in cash consideration paid in connection with our acquisition of Euroscan.

Financing activities

Cash used in our financing activities for the nine months ended September 30, 2015 was $1.8 million, resulting primarily from payments of contingent consideration of $1.1 million in connection with our previous acquisitions.

Cash provided by our financing activities for the nine months ended September 30, 2014 was $36.5 million, primarily due to net proceeds received from our January 2014 public offering.

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

On September 30, 2014, we entered into a credit agreement (the “Credit Agreement”) with Macquarie CAF LLC (“Macquarie” or the “Lender”) in order to refinance our Senior Notes. Pursuant to the Credit Agreement, the Lender provided secured credit facilities (“the Secured Credit Facilities”) in an aggregate amount of $160 million comprised of (i) a term loan facility in an aggregate principal amount of up to $70 million (the “Initial Term Loan Facility”); (ii) a $10 million revolving credit facility (the “Revolving Credit Facility”); (iii) a term loan facility in an aggregate principal amount of up to $10 million (the “Term B2 Facility”), the proceeds of which were drawn and used to finance the InSync Acquisition; and (iv) a term loan facility in an aggregate principal amount of up to $70 million (the “Term B3 Facility”), the proceeds of which were used to partially finance the SkyWave Acquisition. Proceeds of the Initial Term Loan Facility and Revolving Credit Facility were used to repay in full our Senior Notes and pay certain related fees, expenses and accrued interest, as well as for general corporate purposes.

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

On November 10, 2014, we completed our a public offering of 14,785,714 shares of common stock, including 1,928,571 shares sold upon full exercise of the underwriters’ over-allotment option, at a price of $5.60 per share, under our effective shelf registration filed on April 4, 2014, as described above (the “November 2014 Public Offering”). We received net proceeds of approximately $78.1 million after deducting underwriters’ discounts and commissions and offering costs.

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

In April 2015, we filed a Form S-3 shelf registration statement registering our securities for a proposed maximum aggregate offering price of $200 million (including approximately $17.2 million previously remaining available under our 2014 shelf registration statement described above). We may use this shelf registration statement at any time or from time to time to offer, in one or more offerings, our debt securities, shares of our common stock, shares of our preferred stock, warrants to purchase our debt securities, common stock or preferred stock or units consisting of any combination of the foregoing securities. The shelf registration statement, which was declared effective on April 14, 2015, also registered the resale of up to 3,910,433 shares of common stock by a selling shareholder, all of which were sold on August 19, 2015.

At September 30, 2015, no amounts were outstanding under the Revolving Credit Facility. The net availability under the Revolving Credit Facility was $10.0 million.

Debt Covenants

As of September 30, 2015, we were in compliance with our covenants of the Secured Credit Facilities.

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

The following table reconciles our net income (loss) to EBITDA for the periods shown:

	Quarters ended September 30,		Nine months ended September 30,
(In thousands)	2015	2014	2015	2014
Net income (loss) attributable to ORBCOMM Inc.	$1,591	$(33)	$(13,490)	$939
Income tax expense	221	145	312	745
Interest income	(90)	(14)	(246)	(31)
Interest expense	1,332	2	3,906	3
Depreciation and amortization	6,331	2,481	19,426	6,470
EBITDA	$9,385	$2,581	$9,908	$8,126

For the third quarter of 2015 compared to the third quarter of 2014, EBITDA increased $6.8 million, or 263.5% while net income increased $1.6 million. For the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, EBITDA increased $1.8 million, or 22.2%, while net income decreased $14.4 million. The rate of increase for EBITDA compared to net income for the quarter and nine months ended September 30, 2015 compared to the prior year period primarily reflects higher amortization of finite-lived intangible assets as a result of the SkyWave Acquisition, additional depreciation associated with the six next-generation satellites placed into service September 15, 2014 and increased interest expense associated with additional notes payable outstanding during 2015.

Contractual Obligations

There have been no material changes in our contractual obligations as of September 30, 2015, as previously disclosed in our Annual Report.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

There has been no material changes in our assessment of our sensitivity to market risk as of September 30, 2015, as previously disclosed in Part II, Item 7A “Quantitative and Qualitative Disclosures about Market Risks” in our Annual Report.

Concentration of credit risk

One customer, Hub City Terminals, Inc., comprised 11.0% of our consolidated total revenues for the quarter ended September 30, 2015.  There were no customers with revenues greater than 10% of our consolidated total revenues for the nine months ended September 30, 2015.

Two customers, Caterpillar Inc. and Komatsu Ltd., comprised 13.5% and 11.6%, respectively, of our total revenues for the quarter ended September 30, 2014 and 13.3% and 11.3%, respectively, of our total revenues for the nine months ended September 30, 2014.

Item 4. Disclosure Controls and Procedures

Evaluation of the Company’s disclosure controls and procedures.

The Company’s management evaluated, with the participation of the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2015. Based on their evaluation, the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2015.

Changes in Internal Control over Financial Reporting.

We reviewed our internal control over financial reporting at September 30, 2015. As a result of the SkyWave Acquisition and InSync Acquisition we have begun to integrate certain business processes and systems of SkyWave and InSync. Accordingly, certain changes have been made and will continue to be made to our internal controls over financial reporting until such time as this integration is complete. In reliance on interpretive guidance issued by the Securities and Exchange Commission (the “SEC”) staff, management has chosen to exclude disclosure of changes in internal control over financial reporting related to SkyWave and InSync for the year ending December 31, 2015.

There have been no other changes in our internal control over financial reporting identified in an evaluation thereof that occurred during the third quarter of 2015 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Except as discussed under “Overview” in Part 1, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” there have been no material changes in the risk factors as of September 30, 2015, as previously disclosed in Part I, Item 1A “Risk Factors” in our Annual Report.

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

10.1	Asset Purchase Agreement dated as of October 5, 2015 among Ridgely Holdings, LLC, a wholly owned subsidiary of the Company, WAM Technologies, LLC (“WAM”) and the individual owners of WAM.

31.1	Certification of President and Chief Executive Officer required by Rule 13a-14(a).

31.2	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a).

32.1	Certification of President and Chief Executive Officer required by Rule 13a-14(b) and 18 U.S.C. Section 1350.

32.2	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(b) and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORBCOMM Inc. (Registrant)

Date: November 5, 2015	/s/ Marc J. Eisenberg
Marc J. Eisenberg,
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2015	/s/ Robert G. Costantini
Robert G. Costantini,
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: November 5, 2015	/s/ Constantine Milcos
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

10.1	Asset Purchase Agreement dated as of October 5, 2015 among Ridgely Holdings, LLC, a wholly owned subsidiary of the Company, WAM Technologies, LLC (“WAM”) and the individual owners of WAM.

31.1	Certification of Chief Executive Officer and President required by Rule 13a-14(a).

31.2	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a).

32.1	Certification of Chief Executive Officer and President required by Rule 13a-14(b) and 18 U.S.C. Section 1350.

32.2	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(b) and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document