Form 10-K
period 2015-12-31
ORBCOMM Inc.
filed 2016-03-10
CIK 1361983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (based on the closing price reported on the Nasdaq Global Market on June 30, 2015) was $421,939,442.

Shares held by all executive officers and directors of the registrant have been excluded from the foregoing calculation because such persons may be deemed to be affiliates of the registrant.

The number of shares of the registrant’s common stock outstanding as of March 2, 2016 was 70,794,308.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2016 Annual Meeting of Stockholders to be held on April 20, 2016, are incorporated by reference in Part III of this Form 10-K.

Forward- Looking Statements

Certain statements discussed in Part I, Item 1. “Business”, Part I, Item 3. “Legal Proceedings”, Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally relate to our plans, estimates, objectives and expectations for future events and other statements that are not historical facts. Such forward-looking statements, including those concerning the Company’s expectations and estimates, are subject to known and unknown risks and uncertainties, which could cause actual results to differ materially from the results, projected, expected or implied by the forward-looking statements, some of which are beyond the Company’s control, that may cause the Company’s actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include but are not limited to: dependence of SkyWave’s business on its commercial relationship with Inmarsat plc and the services provided by Inmarsat plc, including the continued availability of Inmarsat plc’s satellites; substantial losses we have incurred and may continue to incur; demand for and market acceptance of our products and services and the applications developed by us and our resellers; market acceptance and success of our Automatic Identification System business; dependence on a few significant customers, including a concentration in Brazil, loss or decline or slowdown in the growth in business from key customers, such as Caterpillar Inc., Hitachi Construction Machinery Co., Ltd., Komatsu Ltd., Onixsat, Satlink S.L., Sascar and Maersk Lines, other value-added resellers, or VARs, and international value-added resellers, or IVARs, and other value-added Solution Providers, or SPs; dependence on a few significant vendors or suppliers, loss or disruption or slowdown in the supply of products and services from key vendors, such as Inmarsat plc and Sanmina Corporation; loss or decline or slowdown in growth in business of any of the specific industry sectors we serve, such as transportation, heavy equipment, fixed assets and maritime; our potential future need for additional capital to execute on our growth strategy; additional debt service acquired with or incurred in connection with existing or future business operations; our acquisitions may expose us to additional risks, such as unexpected costs, contingent or other liabilities, or weaknesses in internal controls, and expose us to issues related to non-compliance with domestic and foreign laws, particularly regarding our acquisitions of businesses domiciled in foreign countries; the terms of our credit agreement, under which we currently have borrowed $150 million and may borrow up to an additional $10 million, could restrict our business activities or our ability to execute our strategic objectives or adversely affect our financial performance; the inability to effect suitable investments, alliances and acquisitions or the failure to integrate and effectively operate the acquired businesses; fluctuations in foreign currency exchange rates; the inability of our subsidiaries, international resellers and licensees to develop markets outside the United States; the inability to obtain or maintain the necessary regulatory authorizations, approvals or licenses, including those that must be obtained and maintained by third parties, for particular countries or to operate our satellites; technological changes, pricing pressures and other competitive factors; in-orbit satellite failures or reduced performance of our existing satellites; the failure of our system or reductions in levels of service due to technological malfunctions or deficiencies or other events; significant liabilities created by products we sell; litigation proceedings; inability to operate due to changes or restrictions in the political, legal, regulatory, government, administrative and economic conditions and developments in the United States and other countries and territories in which we provide our services; ongoing global economic instability and uncertainty; and changes in our business strategy. In addition, specific consideration should be given to various factors described in Part I, Item 1A. “Risk Factors” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and elsewhere in this Annual Report on Form 10-K. The Company undertakes no obligation to publicly revise any forward-looking statements or cautionary factors, except as required by law.

PART I

Item 1.	Business

We are a global provider of machine-to-machine (“M2M”) and Internet of Things (“IoT”) solutions, including network connectivity, devices, device management and web reporting applications. These solutions enable optimal business efficiencies, increased asset utilization and reduced asset write-offs, helping customers realize benefits on a worldwide basis. Our M2M and IoT products and services are designed to track, monitor, control and enhance security for a variety of assets, such as trailers, trucks, rail cars, sea containers, generators, fluid tanks, marine vessels, diesel or electric powered generators (“gensets”), oil and gas wells, pipeline monitoring equipment, irrigation control systems, and utility meters, in industries for transportation & distribution, heavy equipment, oil & gas, maritime and government. Additionally, we provide satellite Automatic Identification Service (“AIS”) data services to assist in vessel navigation and to improve maritime safety for government and commercial customers worldwide. We provide these services using multiple network platforms, including our own constellation of 41 low-Earth orbit (“LEO”) satellites and our accompanying ground infrastructure as well as terrestrial-based cellular communication services obtained through reseller agreements with major cellular (Tier One) wireless providers. We also offer customer solutions utilizing additional satellite network service options that we obtain through service agreements we have entered into with multiple mobile satellite providers. Our satellite-based customer solution offerings use small, low power, mobile satellite subscriber communicators for remote asset connectivity, and our terrestrial-based solutions utilize cellular data modems with subscriber identity modules (“SIMS”). We also resell service using the two-way Inmarsat satellite network to provide higher bandwidth, low-latency satellite products and services, leveraging our IsatDataPro (“IDP”) technology. Our customer solutions provide access to data gathered over these systems through connections to other public or private networks, including the Internet. We are dedicated to providing what we believe the most versatile, leading-edge M2M and IoT solutions that enable our customers to run their business operations more efficiently and achieve significant return on investment.

Customers benefiting from our network, products and solutions include original equipment manufacturers, or OEMs, such as Caterpillar Inc., Doosan Infracore America, Hitachi Construction Machinery Co., Ltd., John Deere, Komatsu Ltd., and Volvo Construction Equipment; vertical market technology integrators known as value-added resellers (“VARs”) and international value-added resellers (“IVARs”), such as I.D. Systems, Inc. and inthinc Technology Solutions Inc.; Value-added Solutions Providers (“SPs”) such as Onixsat, Satlink and Sascar; and end-to-end solutions customers such as Carrier Transicold, Thermo King, C&S Wholesale, Canadian National Railways, CR England, Hub Group, Inc., KLLM Transport Services, Marten Transport, Prime Inc., Swift Transportation, Target, Tropicana, Tyson Foods, Walmart and Werner Enterprises.

Unless otherwise noted or the context otherwise requires, references in this Form 10-K to “ORBCOMM,” “the Company,” “our company,” “we,” “us” or “our” refer to ORBCOMM Inc. and its direct and indirect subsidiaries.

Acquisitions

Acquisition of WAM Technologies, LLC

On October 6, 2015, we completed the acquisition of substantially all of the assets of WAM Technologies, LLC (“WAM Technologies”), an affiliate of Mark-It Services, Inc., for a total consideration of $8.5 million, subject to net working capital adjustments (the “WAM Acquisition”). The WAM Acquisition allows us to expand and strengthen our cold chain monitoring solutions, which include trailers, rail cars, gensets and sea containers.

Acquisition of InSync Software, Inc.

On January 16, 2015, we purchased all the issued and outstanding stock of InSync Software, Inc. (“InSync”) from IDENTEC Group AG (“IDENTEC”) for a cash consideration of $11.1 million, subject to net working capital adjustments, and additional contingent consideration of up to $5.0 million, subject to certain operational milestones (the “InSync Acquisition”). InSync is a premier provider of IoT enterprise solutions across a broad spectrum of vertical markets, applications and customers. InSync’s software powers global sensor-driven asset tracking and remote monitoring applications that allow end users, managed service providers and independent software vendors to increase asset visibility, improve operational efficiencies and reduce risk.

Acquisition of SkyWave Mobile Communications, Inc.

On January 1, 2015, we acquired all of the outstanding shares of SkyWave Mobile Communications, Inc. (“SkyWave”) by way of a Plan of Arrangement (the “Arrangement”) under the Business Corporations Act (Ontario) (the “SkyWave Acquisition”) pursuant to an Arrangement Agreement dated as of November 1, 2014 among us, our acquisition subsidiary, SkyWave and the representative of certain SkyWave shareholders (the “Shareholder Representative”). The aggregate purchase price paid by the Company under the Arrangement for 100% of SkyWave’s outstanding shares was $130.2 million, inclusive of a working capital settlement of $0.3 million and subject to certain additional adjustments (the “Purchase Price”). We acquired SkyWave on a cash-free debt-free basis. From the Purchase Price, $7.5 million was paid to Inmarsat Canada Holdings Inc., a subsidiary of Inmarsat, in the form of a promissory note in exchange for a portion of its interest in SkyWave. The promissory note provided an off-set for the $7.5 million paid by Inmarsat under an agreement with Inmarsat. In connection with the Arrangement, our acquisition subsidiary and the Shareholder Representative entered into an Escrow Agreement with an escrow agent, pursuant to which $10.6 million was held in escrow to cover certain SkyWave indemnity obligations.

In connection with the SkyWave Acquisition and the entry into the Arrangement Agreement, the Company and Inmarsat have entered into an Asset Purchase and Cooperation Agreement with respect to Inmarsat’s services to SkyWave post-acquisition, as well as the purchase, upon consummation of the SkyWave Acquisition, of certain assets of SkyWave by affiliates of Inmarsat (the “Inmarsat Agreement”), and which replaced or amended certain of our and SkyWave’s existing arrangements with Inmarsat, including SkyWave becoming a party to the Inmarsat Agreement.

Acquisition of Euroscan Group

On March 11, 2014, we completed the acquisition of 100% of the outstanding equity of Euroscan Holding B.V., including, indirectly, its wholly-owned subsidiaries Euroscan B.V., Euroscan GmbH Vertrieb Technischer Geräte, Euroscan Technology Ltd. and Ameriscan, Inc. (collectively, the “Euroscan Group” or “Euroscan”) for an aggregate consideration of (i) $29.2 million (€21.0 million), subject to net working capital adjustments and net cash (on a debt free, cash free basis); (ii) issuance of 291,230 shares of the Company’s common stock, valued at $7.70 per share, which reflected the Company’s closing price on the acquisition date; and (iii) additional contingent considerations of up to $6.5 million (€4.7 million) (the “Euroscan Acquisition”). The Euroscan Acquisition allows us to complement our North American Operations in M2M and IoT by adding a significant distribution channel in Europe and other key geographies where Euroscan has market share.

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

Other Business Development Activities

Share Offerings

On January 17, 2014, we completed a public offering of 6,325,000 shares of common stock including 825,000 shares sold upon full exercise of the underwriters’ over-allotment option at price of $6.15 per share (the “January 2014 Public Offering”). We received net proceeds of approximately $36.6 million after deducting underwriters’ discounts and commissions and offering costs.

On November 10, 2014, we completed a public offering of 14,785,714 shares of common stock, including 1,928,571 shares sold upon full exercise of the underwriters’ over-allotment option, at a price of $5.60 per share, under our effective shelf registration filed on April 4, 2014 (the “November 2014 Public Offering”). We received net proceeds of approximately $78.1 million after deducting underwriters’ discounts and commissions and offering costs.

Macquarie Credit Agreement

On September 30, 2014, we entered into a credit agreement (the “Credit Agreement”) with Macquarie CAF LLC (“Macquarie” or the “Lender”) in order to refinance our $45 million 9.5% per annum Senior Notes (“Senior Notes”). Pursuant to the Credit Agreement, the Lender provided secured credit facilities (the “Secured Credit Facilities”) in an aggregate amount of $160 million comprised of (i) a term loan facility in an aggregate principal amount of up to $70 million (the “Initial Term Loan Facility”); (ii) a $10 million revolving credit facility (the “Revolving Credit Facility”); (iii) a term loan facility in an aggregate principal amount of up to $10 million (the “Term B2”), the proceeds of which were drawn and used on January 16, 2015 to partially finance the InSync Acquisition; and (iv) a term loan facility in an aggregate principal amount of up to $70 million (the “Term B3”), the proceeds of which were drawn on December 30, 2014 and used to partially finance the SkyWave Acquisition. The Secured Credit Facilities mature five years after the initial fund date of the Initial Term Loan Facility (the “Maturity Date”), but are subject to mandatory prepayments in certain circumstances. The Secured Credit Facilities will bear interest, at the Company’s election, of a per annum rate equal to either (a) a base rate plus 3.75% or (b) LIBOR plus 4.75%, with a LIBOR floor of 1.00%. Proceeds of the Initial Term Loan Facility and Revolving Credit Facility were used to repay in full our Senior Notes and pay certain related fees, expenses and accrued interest, as well as for general corporate purposes.

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

On March 31, 2015, we repaid in full the $10 million outstanding under the Revolving Credit Facility. At December 31, 2015 no amounts were outstanding under the Revolving Credit Facility.

OG2 Satellites

On July 14, 2014, we launched six of our ORBCOMM Generation 2 (“OG2”) satellites aboard a Space Exploration Corporation (“SpaceX”) Falcon 9 launch vehicle. On September 15, 2014, following an in-orbit testing period, we initiated commercial service for the six OG2 satellites, which provide both M2M and IoT messaging and AIS service for our global customers. In June 2015, we lost communication with one of our OG2 satellites.  See “Note 6 – Satellite Network and Other Equipment, Net” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report for additional information.

On December 21, 2015, we launched the remaining 11 OG2 satellites aboard a SpaceX Falcon 9 launch vehicle. On March 1, 2016, following an in-orbit testing period, we initiated commercial service for the 11 OG2 satellites, which provide both M2M and IoT messaging and AIS service for our global customers.

Shelf Registrations

In April 2015, we filed a Form S-3 shelf registration statement registering our securities for a proposed maximum aggregate offering price of $200 million (including approximately $17.2 million remaining available under a previous shelf registration statement). We may use this shelf registration statement at any time or from time to time to offer, in one or more offerings, our debt securities, shares of our common stock, shares of our preferred stock, warrants to purchase our debt securities, common stock or preferred stock or units consisting of any combination of the foregoing securities. The shelf registration statement, which was declared effective on April 14, 2015, also registered the resale of up to 3,910,433 shares of common stock by a selling shareholder, all of which were sold on August 19, 2015.

Strategic Alliance with Inmarsat

On November 4, 2013, we announced a strategic alliance with Inmarsat, a leading provider of global mobile satellite communications services, to collaborate on joint product development and distribution to address the needs of the rapidly growing satellite M2M and IoT market. We will work together with Inmarsat to create a standard satellite platform and develop cost-effective hardware and flexible service pricing models for the global M2M and IoT industry. We have expanded our alliance with Inmarsat through the SkyWave Acquisition, as described above.

In early 2016, we introduced the first of a series of interchangeable modems that work with our OG2 VHF network or Inmarsat’s L-band network. These modems have the same footprint, connectors, power input, and programming environment to allow for easy exchange of modems for the different networks. Manufacturers and partners are able to drop in the appropriate modem that corresponds with either our or Inmarsat’s network based on geography, message size and delivery speed for ease of use and flexibility. In addition, users will be able to take advantage of our relationships with Tier One cellular providers for dual-mode cellular and satellite service with either satellite network. We also offer our unique ORBCOMMConnect Platform, which seamlessly translates and integrates the communications from its diverse network service partners into a uniform set of commands and information. This will facilitate a uniform platform for provisioning, billing and multi-mode access for M2M and IoT applications, supported by Inmarsat’s M2M Access Platform, enabling access to network and terminal management tools for wholesale integration with us.

These versatile offerings are available in our end-to-end solutions businesses in the heavy equipment, fixed asset and transportation industries, as well as through our VAR and OEM channels. We leverage our relationship with Inmarsat to access their worldwide fleet of L-band geostationary (“GEO”) satellites to provide IDP, a satellite packet data service offering the highest throughput and lowest latency in the market, as well as a 3G satellite service offering real-time IP data speeds up to 512 kbps on a single global SIM—the only service of its kind in the satellite M2M and IoT space.

We will also work with Inmarsat to identify potential synergies in multiple areas, which could include leveraging technologies, capital expenditures, product development, satellite operations, and ground infrastructure support for future satellite deployments.

Our Business Strengths and Competitive Advantage

We believe that our approach to M2M and IoT solutions is unique in our industry and will enable us to achieve significant growth. Our combination of global network services along with our state-of-the-art devices, device management and robust web-based Software-as-a-Service applications provides what we believe is the M2M and IoT industry’s most comprehensive service offering and positions us as a leader and innovator in the global M2M and IoT market.

Within the rapidly evolving M2M and IoT market, customers have widely divergent requirements for hardware, connectivity, middleware, and software that depend, in part, on industry segment, geography, and price requirements. Leveraging our expertise in the M2M and IoT sector and through our broad portfolio of devices, network services and applications, we can offer M2M and IoT components to address these needs, and in many cases we can provide customers with a single source, end-to-end solution that minimizes development time and reduces costs. We believe that our flexibility in responding to unique customer requirements, as well as our ability to provide all of these products and services in-house enhances our competitive positioning and maximizes the size of our addressable market.

With the addition of InSync, we have the capability to offer a cloud-based IoT service platform, iApp, which supports high-end IoT performance applications. The platform operates with a broad range of enterprise solutions partners with an ecosystem of integrators and enables the rapid development, deployment and management of sensor-based applications. The platform is designed to reduce the time, cost and complexity associated with developing, deploying and supporting enterprise IoT solutions and enables users to rapidly build, prototype, test, deploy, replicate and sell applications across market segments served by the IoT, RFID and sensor communities.

Our key competitive advantages include a unique range of M2M and IoT network connectivity solutions, provided through both cellular network connectivity and global, two-way satellite data communication connectivity. Through our own network of 41 LEO satellites, including 16 advanced, OG2 satellites, and accompanying ground infrastructure, we provide worldwide coverage, including in the open ocean, allowing end-users to access our communications system in areas outside the coverage of terrestrial networks. Our unique, proven technology offers full two-way data communication with minimal line-of-sight limitations and reliable performance. Our broad portfolio of low-cost devices, such as our GT 1100 trailer tracking solution and our GT 2300 intermodal container monitoring solution, and end-to-end M2M and IoT solutions for targeted industry verticals, we enable our customers to reduce time-to-market and development costs for deploying their M2M and IoT solutions.

Our strategic relationships with key distributors and OEMs have enabled us to streamline our sales and distribution channels and, in some cases, shift much of the risk and cost of developing and marketing end-user applications to the OEMs, VARs and IVARs. We have established strategic relationships with major OEMs, such as Caterpillar Inc., Hitachi Construction Machinery Co., Ltd., Komatsu Ltd., Volvo Construction Equipment, Doosan Infracore America and China International Marine Container Company, as well as key VARs and IVARs, such as inthinc Technology Solutions Inc. and XRS Corporation in North America along with Onixsat, Satlink S.L. and Sascar in key international markets. Using our satellite-based AIS system, which is equipped on each of our 16 OG2 satellites, our customers have access to AIS data well beyond coastal regions in a cost effective and timely fashion. We provide what we believe is the most comprehensive global AIS data service, enabling government and commercial customers to track more than 150,000 AIS-equipped vessels worldwide, facilitating maritime surveillance and intelligence.

Our Strategy

Our key strategies to achieve growth for our business, include entering into additional M2M and IoT vertical markets and expanding our capabilities in existing markets by introducing leading-edge M2M and IoT applications, offering our customers a broad range of satellite and cellular connectivity options, expanding our global presence and further reducing subscriber communicator costs and improving functionality of communicators. By leveraging the enhanced capabilities of our OG2 satellite network, we have reduced the time interval in delivering messages and data, or network latency, in most regions of the world. The new OG2 services will also increase our data rate and message size capabilities. As a result of the deployment of our OG2 constellation we have significantly enhanced our AIS capabilities. We intend to continue working with system integrators and maritime information service providers to develop AIS-based value added services and to facilitate the sales and distribution of AIS data.

Industry Overview

Businesses and governments increasingly face the need to track, control, monitor and communicate with fixed and mobile assets that are located throughout the world. At the same time, these assets increasingly incorporate microprocessors, sensors and other devices that can provide a variety of information about the asset’s location, condition, operation and environment and are capable of responding to external commands and queries. As these intelligent devices proliferate, we believe that the need to establish two-way communications with these devices is greater than ever. The owners and operators of these intelligent devices are seeking low-cost and efficient communications systems that will enable them to communicate with these devices.

We operate in the M2M and IoT industries, which include various types of communications systems that enable intelligent machines, devices and fixed or mobile assets to communicate information from the machine, device or fixed or mobile asset to and from back-office information systems of the businesses and government agencies that track, monitor, control and communicate with them. These M2M and IoT data communications systems integrate a number of technologies and cross several different industries, including computer hardware and software systems, positioning systems, terrestrial and satellite communications networks and information technologies (such as data hosting and report generation).

There are four main components in any M2M and IoT data communications system:

1.

Fixed or mobile assets.     Intelligent or trackable assets include devices and sensors that collect, measure, record or otherwise gather data about themselves or their environment to be used, analyzed or otherwise disseminated to other machines, applications or human operators and come in many forms, including devices and sensors that:

•	Report the location, speed and fuel economy data from trucks and locomotives;
•	Monitor the location, condition and environmental factors of dry van transport trailers, railcars and marine shipping containers;
•	Monitor the location, condition and temperature of refrigerated trailers, railcars and marine shipping containers that transport temperature-sensitive cargo;
•	Monitor driver behavior in-cab;
•	Report operating data and usage for heavy equipment;
•	Monitor fishing vessels to enforce government regulations regarding geographic and seasonal restrictions;
•	Report the location and condition of ocean buoys;
•	Report energy consumption from a utility meter;
•	Monitor corrosion in a pipeline;
•	Monitor levels in liquid, gas and materials storage tanks;
•	Measure water delivery in agricultural pipelines; and
•	Monitor environmental conditions in agricultural facilities.
2.

Communications network.     The communications network enables a connection to take place between the fixed or mobile asset and the back-office systems and users of that asset’s data. The proliferation of terrestrial and satellite-based wireless networks has enabled the creation of a variety of M2M and IoT data communications applications. Networks that are being used to deliver asset data include terrestrial communications networks, such as cellular, radio paging and WiFi networks, and satellite communications networks, utilizing LEO or GEO satellites.

3.

Back-office application or user.     Data collected from a remote asset is used in a variety of ways with applications that allow the end-user to track, monitor, control and communicate with these assets with a greater degree of control and with much less time and expense than would be required to do so manually.

4.

Service management platform.Multiple devices over various networks are better managed with a Device Management Platform, utilizing cloud-based portal technology to provide visibility and management to all devices.

Market Opportunity

We believe the following opportunities within the M2M and IoT market will continue to position us as a leader and innovator in the global M2M and IoT market:

Commercial transportation and supply chain management

Large trucking and trailer leasing companies require applications that report location, engine diagnostic data, driver performance, fuel consumption, compliance, rapid decelerations, fuel taxes, driver logs and zone adherence in order to manage their truck fleets more safely and efficiently and to improve truck and trailer utilization.

Truck and trailer fleet owners and operators, as well as truck and trailer OEMs, are increasingly integrating M2M and IoT data communications systems into their trucks and trailers. Trailer tracking represents a significantly larger potential market as we estimate that there are approximately three trailers to every truck. The trailer market also requires additional applications, such as cargo sensor reporting, load monitoring, control of refrigeration systems and door alarms. Future regulations may require position tracking of specific types of cargo, such as hazardous materials, and could also increase trailer tracking market opportunities.

Refrigerated or cold chain transportation shippers and transportation companies have an increasing need to track and monitor environmental and control conditions of cargo over rail, trucking and sea transport and represent an important market opportunity. The WAM Acquisition expands and strengthens our cold chain monitoring solutions, which include trailers, railcars, gensets and sea containers. In addition, the Food and Drug Administration’s Food Safety Modernization Act (“FSMA”) will also impact the growth of our market opportunity in this sector. The FSMA legislation aims to ensure the safety of food, including pharmaceuticals, across the supply chain through the introduction of new requirements for food manufacturers, processors, transporters and distributors. FSMA is expected to require every food distribution company at every step, from farm to table, to implement these capabilities in order to be compliant, which we expect will further increase the demand for our cold chain monitoring systems.

Heavy equipment

Heavy equipment fleet owners and leasing companies seeking to improve fleet productivity and profitability require applications that report diagnostic information, location (including for purposes of geo-fencing), time-of-use information, emergency notification, driver usage and maintenance alerts for their heavy equipment, which may be geographically dispersed, often in remote, difficult to reach locations. Using M2M and IoT data communications systems, heavy equipment fleet operators can remotely manage the productivity and mechanical condition of their equipment fleets, potentially lowering operating costs through preventive maintenance. OEMs can also use M2M and IoT applications to better anticipate the maintenance and spare parts needs of their customers, expanding the market for more higher-margin spare parts orders for the OEMs. Heavy equipment OEMs are increasingly integrating M2M and IoT data communications systems as standardized into their equipment at the factory or offering them as add-on options through certified after-market dealers.

Fixed asset monitoring

Companies with widely dispersed fixed assets require a means of collecting data from remote assets to monitor productivity, manage inventory, increase security, minimize downtime and realize other operational benefits, as well as managing and controlling the functions of such assets, for example, the remote operation of valves and electrical switches. M2M and IoT data communications systems can provide industrial companies with applications for automated meter reading, oil and gas storage tank monitoring, pipeline monitoring and environmental monitoring, which can reduce operating costs for these companies, including labor costs, fuel costs, and the expense of on-site monitoring and maintenance.

Marine vessels

Marine vessels have a need for satellite-based communications due to the absence of reliable terrestrial-based coverage more than a few miles offshore. M2M and IoT data communications systems may offer features and functions to luxury recreational marine vessels and commercial fishing vessels, such as onboard diagnostics and other marine telematics, alarms, requests for assistance, security, location reporting and tracking, two-way messaging, catch data and weather reports. In addition, owners and operators of commercial fishing and other marine vessels are increasingly subject to regulations governing, among other things, commercial fishing seasons and geographic limitations, vessel tracking, safety systems, and resource management and protection using various communications systems. Our investments in AIS also provide significant opportunity in the marine market.

Government and homeland security

Governments worldwide are seeking to address the global terror threat by monitoring land borders and hazardous materials, as well as marine vessels and containers. In addition, modern military and public safety forces use a variety of applications, particularly in supply chain management, logistics and support, which could incorporate our products and services. M2M and IoT communications systems can be used in applications to address infiltration across land borders, for example, monitoring seismic sensors placed along the border to detect incursions. Increasingly, there is a need to monitor maritime vessels and M2M and IoT data communications systems could be used in applications to address homeland security requirements, such as tracking and monitoring these vessels and containers.

We expect to leverage our investment in AIS technology to resell AIS data collected by our network to other maritime services and governmental agencies. Further expansion of the AIS business had been driven by our AIS distribution agreements for commercial purposes with resellers. The successful deployment of our 16 OG2 satellites, all of which are equipped with AIS capability, will allow us to enhance our services for AIS.

Customers

We market and sell our products and services directly to OEM and government customers and end-users and indirectly through VARs, IVARs, international licensees, country representatives and SPs.

Revenues in Foreign Geographic Areas

Revenues in 2015 in foreign geographic areas, mostly South America, Europe and Japan, represented approximately 36% of our consolidated revenues. Revenues in 2014 and 2013 in foreign geographic areas, mostly Europe and Japan, represented approximately 24% and 16% of our consolidated revenues, respectively. No other foreign geographic area accounted for more than 10% of our consolidated revenues.

Sales, Marketing and Distribution

We generally market our services and products through the following channels:

Resellers: VARs, IVARs, SPs and Distribution Partners (“DPs”).     We are currently working with a number of resellers and seek to continue to increase the number of our resellers as we expand our business. The role of the reseller is to develop tailored applications that utilize our system and then market these applications, through non-exclusive licenses, to specific, targeted vertical markets. Resellers are responsible for establishing retail pricing, collecting revenues from end-users and for providing customer service and support to end-users. Our resellers have made significant investments in developing ORBCOMM-based applications. Resellers pay fees for access to our system based on either a fixed monthly recurring charge or on the amount of data transmitted.

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

International licensees and country representatives.     We generally market and distribute our services outside the United States primarily through international licensees and country representatives. We rely on these third parties to establish business in their respective territories, including obtaining and maintaining necessary regulatory and other approvals, as well as managing local resellers. In addition, we believe that our international licensees and country representatives, through their local expertise, are able to operate in these territories in a more efficient and cost-effective manner. We currently have agreements covering over 130 countries and territories through our multiple international licensees and country representatives. As we seek to expand internationally, we expect to continue to enter into agreements with additional international licensees and country representatives, particularly in Asia and Africa. International licensees and country representatives are generally required to make the system available in their designated regions to resellers.

Direct to End-Users.    Similar to our VARs, we also market directly to end-users and we are responsible for providing services and products, such as applications and products tailored to particular verticals, establishing retail pricing, collecting revenues from end-users and for providing customer service and support to end-users.

Competition

Currently, we are the only commercial provider of below 1 GHz band, or little LEO, two-way data satellite services optimized for narrowband. However, we are not the only provider of data communication services, and we face competition from a variety of existing and proposed products and services. Competing service providers can be divided into three main categories: terrestrial tower-based, LEO mobile satellite and geostationary satellite service providers.

Terrestrial tower-based cellular networks

While terrestrial tower-based cellular networks are capable of providing services at costs comparable to ours, they lack seamless global coverage. Terrestrial coverage is dependent on the location of tower transmitters, which are generally located in densely populated areas or heavily traveled routes. Several data and messaging markets, such as long-haul trucking, railroads, oil and gas, agriculture, utility distribution and heavy construction, have significant activity in sparsely populated areas with limited or no terrestrial coverage. In some geographic areas, terrestrial tower-based networks have gaps in their coverage and may require a back-up system to fill in such coverage gaps. We have entered into re-seller agreements with several major Tier One cellular wireless providers in the U.S. and the rest of the world to provide our customers options for incorporating terrestrial communications connectivity for M2M network solutions, in either single mode or dual mode configurations, using both terrestrial and satellite network platforms.

Low-Earth orbit mobile satellite service providers

LEO mobile satellite service providers operating above the 1 GHz band, or big LEO systems, can provide data connectivity with global coverage that can compete with our communications services. To date, the primary focus of big LEO satellite service providers has been primarily on circuit-switched communications tailored for voice traffic that require a dedicated circuit that is time and bandwidth intensive, which, by its nature, is less efficient for the transfer of short data messages when compared to the amount of information transmitted. However, big LEO satellite service providers have shifted their focus more on M2M and IoT data communications. These systems entail significantly higher costs for the satellite fleet operator and the end-users. Our principal big LEO mobile satellite service competitors are Iridium Communications Inc. and, to a lesser extent, Globalstar, Inc., with whom we have an agreement to resell their satellite airtime services.

Geostationary satellite service providers

Geostationary satellite system operators can offer services that compete with ours. Certain pan-regional or global systems (operating in the L or S bands), such as Inmarsat, are designed and licensed for mobile high-speed data and voice services. However, the equipment cost and service fees for narrowband, or small packet, data communications with these systems is significantly more expensive than for our system. Some companies, such as OmniTracs, which uses SES’s satellites (operating in C and Ku bands), have developed technologies to use their bandwidth for mobile applications. We believe that the equipment cost and service fees for narrowband data communications using these systems are also significantly higher than ours, and that these geostationary providers cannot offer global service with competitive communications devices and costs. In addition, these geostationary systems have other limitations, such as requiring a clear line of sight between the communicator equipment and the satellite, are affected by adverse weather or atmospheric conditions, and are vulnerable to catastrophic single point failures of their satellites with limited backup options. We had an agreement to resell satellite airtime service provided by Inmarsat, which has been superseded by the Inmarsat Agreement, under which we will now resell Inmarsat services through our SkyWave subsidiary.

Product Development

We develop products and service enhancements that we sell directly to our end-user customers, as well as design new products and services that enhance features and capabilities, while at the same time trying to reduce costs of our products and services. During the years ended December 31, 2015, 2014 and 2013, we have incurred product development costs of $6.5 million, $2.9 million and $2.8 million, respectively.

ORBCOMM Communications System

Overview

Our M2M and IoT data communications services are provided by offering a unique combination of both satellite and terrestrial networks including our proprietary 41 LEO satellite constellation, consisting of our ORBCOMM Generation 1 (“OG1”) and AIS equipped OG2 satellites operating in the VHF band, third party LEO constellations, such as our partnership with Inmarsat, through which we provide L-band GEO satellite service via both IDP, a satellite packet data service offering the highest payload and lowest latency in the market, and a 3G-based service and the Globalstar satellite network. In addition, we provide data communication services utilizing Tier One wireless carriers through partnerships with AT&T, Verizon, T-Mobile, Telefonica, Orange, Rogers and Vodafone, whose APN networks are tightly integrated into our own production network to provide a common interface for mix of carrier and service options for our customers.

We utilize our ORBCOMMConnect Platform to seamlessly translate and integrate the communications from our diverse network service partners into a uniform and easily manageable set of commands and responses and information transport. This creates a common user platform for provisioning, billing and multi-mode access for M2M and IoT applications and enables access to network and terminal management tools for rapid wholesale integration with our network. We provide our customers a subscriber component, which consists of satellite subscriber communicators and cellular terrestrial units, or wireless modems incorporating SIMS, used by end-users to transmit and receive messages to and from their assets and our system. In addition, our web applications provide specialized data feeds that are established through our application gateway interface to third party dispatch systems and proprietary customer software applications to provide customers data and analytics from telematics products and specialized sensors.

The data generated by our customer base typically comes from application-tailored, end-user developed software. The data may be transferred to either a subscriber communicator, or a terrestrial based wireless device using a SIM on the partner cellular provider’s network. If the data is transferred to a satellite subscriber communicator, data is transmitted to the next satellite that comes into view in near real-time. The data is then routed by the satellite to the next gateway earth station (“GES”) that it successfully connects to, which in turn forwards it to the ORBCOMM gateway control center (“GCC”). Within the GCC, the data is processed, safe-stored, and forwarded to its ultimate destination and, if requested, an acknowledgment that the message content has been received is transmitted back to the subscriber communicators. If the data is transferred to a cellular device, data is routed through the partner carrier’s network via VPN to the ORBCOMM GCC and forwarded to its ultimate destination in real time. The destination for transferred data may be another subscriber communicator, a SIM, a corporate resource management system, any personal or business Internet e-mail address, a pager or a text message-capable cellular phone, or any combination of the above. In addition, data can be sent in the reverse direction (a feature which is utilized by many applications to remotely control assets) using similar methods.

System Status

OG1 Satellite Health

Our OG1 satellite fleet was generally put into service in the late 1990s and through certain operational and software updates have exceeded the estimated operating life of approximately nine to twelve years. As part of this on-going effort to improve the longevity and performance of the OG1 satellites, we periodically make changes to the operating parameters and software on-board the satellites. The primary method to extend the satellite lifetime is to reduce the stress on the power subsystem by reducing the subscriber transmit power or using the Gateway transmitter for messaging.

OG2 Satellite Health

On July 14, 2014, we launched the first six of our OG2 satellites aboard a SpaceX Falcon 9 launch vehicle. On September 15, 2014, following an in-orbit testing period, we initiated commercial service for the six OG2 satellites. On December 21, 2015, we launched the remaining 11 OG2 satellites aboard a SpaceX Falcon 9 launch vehicle. On March 1, 2016, following an in-orbit testing period, we initiated commercial service. The satellites are providing both M2M and IoT messaging and AIS service for our global customers. In June 2015, we lost communication with one of our in-orbit OG2 satellites, launched on July 14, 2014. We recorded a non-cash impairment charge of $12.7 million to write off the value of the satellite.

Gateway Health

The gateway earth stations in the United States and internationally are performing well. In addition to routine maintenance, we continue to perform hardware and software upgrades which have improved the availability of the gateway earth stations. Specifically, new gateway modems have been installed in all the gateway earth stations in conjunction with the aforementioned upgrades.

Network Capacity

For the current OG1 satellite system, we continue to conduct analyses to investigate the utilization of our communication channels. With the addition of our OG2 satellites, the network capacity has been greatly increased. In the backwards compatible OG1 mode, each OG2 satellite has more than six times the capacity of the OG1 satellites. Our ground segment was originally designed with scalability in mind. As technologies in storage and networking solutions evolve, we are continuously upgrading the key components that are impacted most by an increasing subscriber base.

Regulation of Our Business in the United States

FCC authorizations

Any entity seeking to construct, launch, or operate a commercial satellite system in the United States must first be licensed by the U.S. Federal Communications Commission (“FCC”). ORBCOMM License Corp., a wholly owned subsidiary of ours, holds the FCC license for our satellite constellation (which we refer to as the Space Segment License). ORBCOMM License Corp. also holds additional FCC licenses relating to our United States gateway earth stations, and ORBCOMM and SkyWave subscriber communicator deployments in the United States. We believe that our business as currently conducted in full compliance with all applicable FCC rules, policies, and license conditions.

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

Non-common carrier status

All of our FCC licenses relating to our satellite constellation and the SkyWave services authorize service provision on a “non-common carrier” basis. As a result, the system and the services provided thereby have been subject to limited FCC regulations, but not the obligations, restrictions and reporting requirements applicable to common carriers or to providers of Commercial Mobile Radio Services, or CMRS. There can be no assurance, however, that in the future, we will not be deemed by the FCC to provide services that are designated common carrier or CMRS, or that the FCC will not exercise its discretionary authority to apply its common carrier or CMRS rules and regulations to us or our system. If this were to occur, we would be subject to FCC obligations that include record retention requirements, limitations on use or disclosure of customer proprietary network information and truth-in-billing regulations. In addition, we would need to obtain FCC approval for foreign ownership in excess of 25% and authority under Section 214 of the Communications Act of 1934, as amended, to provide international services. Finally, we would be subject to additional reporting obligations with regard to international traffic and circuits, and Equal Employment Opportunity compliance.

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

The FCC has notified the ITU that our satellite constellation was initially placed in service in April 1995 and that it has operated without any substantiated complaints of interference since that time. The FCC has also informed the ITU that our system has successfully completed the international coordination process and our system has been formally registered in the MIFR. We continue to support as necessary FCC efforts to complete any additional required international coordination relating to our system and our new satellites. If design modifications we may make to our future satellites entail substantial changes to the frequency utilization by the subject system component(s), additional international coordination may be required or reasonably deemed advisable. However, we believe that ITU coordination can be successfully completed in all circumstances where such coordination is required, although we cannot assure you that we will successfully complete such ITU coordination. Failure to complete requisite ITU coordination could have a material adverse effect on our business. Regardless, to date, and to our best knowledge, the system has not caused harmful interference to any other radio system, or suffered harmful interference from any other radio system.

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

Our telematics solutions services are protected by approximately 45 issued patents held by our SkyWave subsidiary, approximately 25 issued patents held by our StarTrak Information Technologies, LLC subsidiary, approximately 9 issued patents held by our ORBCOMM SENS, LLC subsidiary, approximately 30 issued patents held by our GlobalTrak, LLC subsidiary and one issued patent held by our WAM Technology, LLC subsidiary. Each of these subsidiaries also has a number of pending patent applications relating to our solutions services.

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

Employees

As of December 31, 2015, we had 462 full-time employees. Our employees are not covered by any collective bargaining agreements and we have not experienced a work stoppage since our inception.

Corporate Information

ORBCOMM Inc. was incorporated in Delaware in 2003. Our principal executive offices are located at 395 W. Passaic Street, Rochelle Park, New Jersey 07662, and our telephone number is (703) 433-6300. Our website is www.orbcomm.com and information contained on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. Our annual, quarterly, and other reports, and amendments to those reports can be obtained through the Investor Relations section of our website or from the Securities and Exchange Commission at www.sec.gov.

Executive Officers of the Registrant

Certain information regarding our executive officers is provided below:

Name	Age	Position(s)
Marc J. Eisenberg	49	Chief Executive Officer and President
Robert G. Costantini	56	Executive Vice President and Chief Financial Officer
John J. Stolte, Jr.	56	Executive Vice President — Technology and Operations
Christian G. Le Brun	48	Executive Vice President and General Counsel
Craig Malone	53	Executive Vice President — Product Development

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

Robert G. Costantini is our Executive Vice President and Chief Financial Officer, a position he has held since October 2, 2006. From October 2003 until September 2006, he served as Chief Financial Officer, Senior Vice President and Corporate Secretary of First Aviation Services Inc., an aviation services company providing aircraft parts and maintenance services. From 1999 to 2003, Mr. Costantini was the Chief Financial Officer of FocusVision Worldwide, Inc., a technology company providing video transmission services. From 1986 to 1999, he was Corporate Controller and then Vice-President — Finance of M.T. Maritime Management Corp., a global maritime transportation company. Mr. Costantini started his career with Peat Marwick, Mitchell & Co. Mr. Costantini is a Certified Public Accountant, Certified Management Accountant, and a member of the bar of New York and Connecticut.

John J. Stolte, Jr. is our Executive Vice President, Technology and Operations, a position he has held since April 2001. From January to April 2001, he held a similar position with ORBCOMM Global L.P. Mr. Stolte has over 25 years of technology management experience in the aerospace and telecommunications industries. Prior to joining ORBCOMM Global L.P., Mr. Stolte held a number of positions at Orbital Sciences Corporation from September 1990 to January 2001, most recently as Program Director, where he was responsible for design, manufacturing and launch of the ORBCOMM satellite constellation. From 1982 to 1990, Mr. Stolte worked for McDonnell Douglas in a number of positions including at the Naval Research Laboratory where he led the successful integration, test and launch of a multi-billion dollar defense satellite.

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

Our operations and performance depend significantly on worldwide economic conditions. Uncertainty about current global economic conditions poses a risk as businesses and governments may postpone spending in response to tighter credit, negative financial news, declines in income or asset values or budgetary constraints. Reduced demand would cause a decline in our revenue and make it more difficult for us to operate profitably, potentially compromising our ability to pursue our business plan. We expect our future growth rate could be affected by the sluggish global economy, increased competition, maturation of the satellite communications industry and the difficulty in sustaining high growth rates as we increase in size. Any continued appreciation of the U.S. dollar may also negatively affect our growth by increasing the cost of our products and services in foreign countries.

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

Our ability to successfully implement our business plan will also depend on a number of other factors, including:

•	our ability to maintain and limit the effects of decreased health, capacity and control of our satellites;
•

the ability of us and our vendors to successfully and timely complete products and services designed for our OG2 satellites and our ability to maintain the health, capacity and control of our satellite constellation;

•	the level of market acceptance and demand for our products and services, including those of our recently acquired companies;
•	our ability to introduce innovative new products and services that satisfy market demand, including new service offerings on our OG2 satellites and dual-mode products and services;
•	our ability to sell our products and services in additional countries;
•

the ability of our OEMs, VARs, IVARs, SPs, DPs, international licensees, and country representatives to market and distribute their products, services and applications effectively and their continued development of innovative and improved solutions and applications for our products and services;

•	the effectiveness of our competitors in developing and offering similar services and products; and
•	our ability to maintain competitive prices for our products and services and control costs.

We have incurred net losses since our inception, other than in 2012 and 2013, and may incur additional net losses in the future. As a result we have an accumulated deficit of $81.4 million as of December 31, 2015. We must increase our revenues to remain profitable.

We have had annual net losses since our inception, other than in fiscal years 2012 and 2013, and as of December 31, 2015, we have an accumulated deficit of $81.4 million. Our future results will continue to reflect significant operating expenses, including expenses associated with expanding our sales and marketing efforts, maintaining the infrastructure to operate as a public company and the maintenance of existing gateway earth stations, terrestrial service components, satellite network ground facilities. The continued development of our business also will require additional capital expenditures for, among other things, the costs relating to the installation of additional gateway earth stations and associated satellite network ground facilities around the world, as well as the maintenance of existing gateway earth stations and satellite network ground facilities that we own and operate. In addition, we may acquire additional companies which may result in increases in intangible assets which are subject to amortization and potential impairment. Accordingly, as we make these capital and acquisition investments, our future results will include greater depreciation and amortization expense which reflect the full cost of acquiring these new assets and we may incur additional operating losses and net losses in the future.

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

On September 30, 2014, we entered into a Credit Agreement with Macquarie to refinance our $45 million 9.5% Senior Notes. Pursuant to the Credit Agreement, the Lender provided secured credit facilities in an aggregate amount of $160 million comprised of (i) a term loan facility in an aggregate principal amount of up to $70 million; (ii) a $10 million revolving credit facility; (iii) a term loan facility in an aggregate principal amount of up to $10 million, the proceeds of which were used to finance a portion of the InSync Acquisition; and (iv) a term loan facility in an aggregate principal amount of up to $70 million, the proceeds of which were used to finance a portion of the SkyWave Acquisition.

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

Our success depends on end-users accepting our services, the applications developed by VARs, SPs and us, and a number of other factors, including the technical capabilities of our system, the availability of low cost subscriber communicators, the receipt and maintenance of regulatory and other approvals in the United States and other countries in which we operate, the price of our services and the extent and availability of competitive or alternative services. We may not succeed in increasing revenue from the sale of our products and services to new and existing customers. Our failure to significantly increase the number of end-users will harm our business.

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

Competition in the telecommunications industry is intense, fueled by rapid, continuous technological advances and alliances between industry participants seeking to capture significant market share. We face competition from numerous existing and potential alternative telecommunications products and services provided by various large and small companies, including sophisticated two-way satellite-based data and voice communication services and digital cellular services, such as GSM, 3G, 4G and LTE, which has influenced the price at which our VARs, SPs and other service providers offer our communications services. The provision of satellite and terrestrial based data services and products are subject to downward price pressure to expand their respective market share. Competition from Iridium and, to a lesser extent, Inmarsat, Globalstar and Thuraya, four competing global satellite communication services operators, has been increasing with respect to satellite low speed data service. In addition, a continuing trend toward consolidation and strategic alliances in the telecommunications industry, as well as the possibility that new low earth orbit “mega” constellations may be deployed at some future date by companies such as OneWeb and SpaceX, could give rise to significant new competitors, and foreign competitors may benefit from government subsidies, or other protective measures, afforded by their home countries. Some of these competitors may provide more efficient or less expensive services than we are able to provide, which could reduce our market share and adversely affect our revenues and business.

Certain of our existing and potential competitors have substantially greater financial, technical, marketing and distribution resources than we do. Furthermore, these competitors may be able to adopt more aggressive pricing policies and offer customers more attractive terms than we can.

We have a limited operating history with respect to developing and growing our business through acquisitions.

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

Given our limited operating history with respect to developing and growing our business through acquisitions, there can be no assurance that we will be able to achieve these objectives or develop a sufficiently large revenue-generating customer base to achieve and maintain profitability.

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

The market for our satellite-based AIS service is still developing. We cannot predict with certainty the potential demand for the services we plan to offer or the extent to which we will be able to meet that demand. Although we believe the market for satellite-based AIS service is significant, the actual size of the market is unknown and subject to significant uncertainty. Among other things, end-user acceptance of our AIS data service offerings will depend upon:

•	the actual size of the addressable market;
•	our ability to provide attractive service offerings at competitive prices to our target markets;

•	the effectiveness of our competitors in developing and offering alternative technologies or lower priced services;
•	potential new entrants in satellite-based AIS service; and
•	general and local economic conditions.

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

We rely on VARs and SPs to market and distribute our services to end-users in the United States, and we rely on international licensees, country representatives, SPs, DPs, VARs and IVARs, and our subsidiaries (we refer collectively here to all such parties including our subsidiaries as “resellers”). We also rely on resellers to market and distribute our AIS services. The willingness of our existing resellers, as well as potential new resellers, to engage or continue to engage in our business depends on a number of factors, including whether they perceive our services to be compatible with their business objectives, whether the prices they can charge end-users will provide an adequate return, and regulatory constraints, if any. We believe that successful marketing of our services will depend on the design, development and commercial availability of applications that support the specific needs of the targeted end-users. The design, development and implementation of applications require the commitment of substantial financial and technological resources on the part of these resellers and our subsidiaries. Certain resellers are, and many potential resellers will be, newly formed or small ventures with limited financial resources, and such entities might not be successful in their efforts to design applications or effectively market our services. The inability of these resellers to provide applications to end-users could have a harmful effect on our business, financial condition and results of operations. We also believe that our success depends upon the pricing of applications by our resellers to end-users, over which we have no control other than with respect to our subsidiaries.

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

Significant customers such as Caterpillar, Hitachi, Hub Group Inc., Onixsat and Satlink S.L. collectively, represented 28.4% and 27.8% of our revenues in 2015 and 2014, respectively, and are expected to represent a substantial portion of our revenues in the near future. As a result, the loss of any one of these customers, or decline or slowdown in the growth in business of these customers, which could occur at any time, could have a material adverse effect on our business, financial condition and results of operations. In addition, because service revenue depends either partially or entirely on the usage of our products and services by our customers and end users, the decline or slowdown in the growth of usage patterns of these customers which could occur at any time and with or without a reduction in the number of our billable subscribers could have a material adverse effect on our business, financial condition and results of operations.

If our international licensees and country representatives are not successful in establishing their businesses outside of the United States, the prospects for our business could be limited.

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

Our business would be harmed if our VARs, IVARs, DPs, SPs, international licensees, or country representatives fail to acquire and retain all necessary regulatory approvals; we are currently unable to offer service in important regions of the world due to regulatory requirements, which is limiting our growth and our ability to compete.

Our business is affected by the regulatory authorities of the countries in which we operate. Due to foreign ownership constraints or other restrictions in various jurisdictions around the world, obtaining and maintaining local regulatory approval for operation of our system is the responsibility of our VARs, IVARs, DPs, SPs, international licensees and/or country representatives in each of these licensed territories. In addition, in certain countries regulatory frameworks may be rudimentary or in an early stage of development, which can make it difficult or impossible to license and operate our system in such jurisdictions. There can be no assurance that our VARs, IVARs, DPs, SPs, international licensees, our country representatives and/or us will be successful in obtaining or maintaining any additional approvals that may be desirable and, if these efforts are not successful, we will be unable to provide service in such countries. Our inability to offer service in one or more important new markets, particularly in China or India, could have a negative impact on our ability to generate more revenue and could diminish our business prospects.

Our ability to provide service in certain countries, including substantial potential markets such as China and India, may be limited by local regulations that impose local domestic ownership requirements or requirements for physical gateway earth stations or other ground infrastructure within their jurisdiction to connect traffic coming to and from their territory. While we are currently in discussions with parties in these countries to satisfy these regulatory requirements, we may not be able find an acceptable local partner or reach an agreement to develop additional gateway earth stations or other ground infrastructure or the cost of developing and deploying such infrastructure may be prohibitive, which could impair our ability to expand our product and service offerings in such areas and undermine our value for potential users who require service in these areas. The inability to offer to sell our products and services in all major international markets could impair our international growth. In addition, the construction of such gateway earth stations or other ground infrastructure in foreign countries may require us to comply with certain U.S. regulatory requirements which may contravene the laws or regulations of the local jurisdiction.

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

The viability of our business entails a material reliance on regulatory authorizations and other governmental approvals that must be obtained and maintained by third parties.

A portion of our business model entails a material reliance on regulatory authorizations and other governmental approvals that must be obtained and maintained by third parties. For example, Inmarsat, its affiliates, partners and service providers must obtain and maintain all regulatory authorizations relating to the operation of the Inmarsat satellites and the gateway earth stations and other components comprising the Inmarsat network ground segment. Additionally, our VARs, IVARs, DPs, SPs, and our third party international licensees and country representatives must obtain and maintain all required regulatory authorizations in the countries and territories where they conduct their respective businesses. Failure to obtain or maintain any requisite third-party authorizations relating to our business in any given country or territory could mean that our services may not be provided in that country or territory. Furthermore, any such failure to obtain or maintain requisite third-party regulatory authorizations could have a material adverse effect on our business.

We currently are unable to offer “near-real-time” VHF satellite service in important regions of the world due to the absence of gateway earth stations in those areas, and satellite coverage issues, which is limiting our growth and our ability to compete.

Our objective is to establish a worldwide service network, either directly or through independent gateway operators, but to date we have been unable to do so in certain areas of the world and we may not succeed in doing so in the future. We have been unable to find capable independent gateway operators or otherwise obtain regulatory authorizations to install and operate gateway earth stations for our VHF satellite system for several important regions and countries, including China, India, Russia and certain parts of Asia. This could reduce overall demand for our products and services and reduce the value of our services for potential users who require service in these areas.

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

Significant interruptions, discontinuation, slowdown or loss of the supply of subscriber communicators from our vendor Sanmina Corporation (“Sanmina”) or a change in our commercial relationship with Sanmina could have a material adverse effect on our business.

Our business is heavily dependent on Sanmina, a contract manufacturer, for the manufacture of our subscriber communicators that we design and sell. Consequently, significant interruptions, discontinuation, slowdown or loss of Sanmina’s manufacturing and supply of subscriber communicators will negatively affect our ability to grow, provide reliable service and could have a material adverse effect on our business. While we currently have a good relationship with Sanmina, we cannot provide any assurance that our future commercial relationship or arrangements with Sanmina will not change in a manner that has an adverse effect on our business.

We depend on recruiting and retaining qualified personnel and our inability to do so would seriously harm our business.

Because of the technical nature of our services and the market in which we compete, our success depends on the continued services of our key personnel, including certain of our engineering personnel, and our ability to attract and retain qualified personnel. The loss of the services of one or more of our key employees or our inability to attract, retain and motivate qualified personnel could have a material adverse effect on our ability to operate our business and our financial condition and results of operations. We do not have key-man life insurance policies covering any of our executive officers or key technical personnel. Competitors and others have in the past, and may in the future, attempt to recruit our employees. The available pool of individuals with relevant experience in the satellite and telematics industries is limited, and the process of identifying and recruiting personnel with the skills necessary to operate our system and our applications services can be lengthy and expensive. In addition, new employees generally require substantial training, which requires significant resources and management attention. Even if we invest significant resources to recruit, train and retain qualified personnel, we may not be successful in our efforts.

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

Because we operate our business in the highly regulated telecommunications industry, we may be subjected to increased regulatory restrictions which could disrupt our service or increase our operating costs.

Telecommunications system operators and service providers are subject to extensive regulation under the laws of various countries and the rules and policies they adopt. These rules and policies, among other things, establish technical parameters for the operation of facilities and subscriber communicators, determine the permissible uses of facilities and subscriber communicators, and establish the terms and conditions pursuant to which our VARs, IVARs, DPs, SPs, international licensees and country representatives operate their facilities and provide services, including certain of the gateway earth stations and gateway control centers in our system that are owned by third parties. These rules and policies may also require our international licensees and country representatives to disrupt the data passing through the gateway earth stations or gateway control centers without notifying us or our end-users, significantly disrupting the operation of our communications system. These rules and policies may also impose regulatory constraints on the use of subscriber communicators within certain countries or territories. International and domestic licensing and certification requirements may cause a delay in the marketing of our services and products, may impose costly fees and procedures on our VARs, IVARs, DPs, SPs, international licensees, or country representatives, and may give a competitive advantage to larger companies that we compete with. Possible future changes to regulations and policies in the countries in which we operate may result in additional regulatory requirements or restrictions on the services and equipment we provide, which may have a material adverse effect on our business and operations. Although we believe that we or our VARs, IVARs, DPs, SPs, international licensees and country representatives have obtained all the licenses required to conduct our business as it is operated today, it may not be possible to obtain, modify or maintain such licenses in the future. Moreover, changes in international or domestic licensing and certification requirements may result in disruptions of our communications services or alternatively result in added operational costs, which could harm our business. Our use of certain orbital planes and radio frequency assignments, as licensed by the FCC, is subject to the frequency coordination and registration process of the ITU. In the event disputes arise during coordination, the ITU’s radio regulations do not contain mandatory dispute resolution or enforcement mechanisms and neither the ITU specifically, nor does international law generally, provide clear remedies in this situation. Finally, our business could be adversely affected by the adoption of new laws, fees, policies or regulations, or changes in the interpretation or application of existing laws, fees, policies and regulations that modify the present regulatory environment, including with respect to prohibiting or limiting the distribution of real or near-real-time AIS data.

Our telecommunications business relies on our ability to maintain our FCC licenses.

Our FCC licenses — the Space Segment License, separate licenses for the four U.S. gateway earth stations, and blanket licenses for ORBRCOMM system and SkyWave system subscriber communicators — are subject to revocation if we fail to satisfy certain compliance requirements. Our FCC Space Segment License is valid until April 2025 and authorizes the continued operation of the first generation ORBCOMM satellites, the construction, launch and operation of the OG2 satellites, as well any required construction, launch and operation during the term of the license of additional technically identical replacement satellites.

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

Our current FCC Space Segment License authorizes the continuing operation of the OG1 satellites, the construction, launch and operation of the OG2 satellites, and any required construction, launch and operation during the term of the license of additional technically identical replacement satellites. We have an application pending before the FCC to modify our Space Segment License to waive or extend the deadline for satisfying the final OG2 FCC performance milestone requiring certification that all OG2 satellites have achieved operational status, which would otherwise be a date earlier than was actually achieved.

We believe that our satellite system is currently in full compliance with all applicable FCC rules, policies, and license conditions. We also believe that we will continue to be able to comply with all applicable FCC requirements, but we cannot assure you that it will be the case. Although the FCC has been positively disposed thus far towards granting our applications for new licenses, license modifications, and license renewals, there can be no assurance that the FCC will in fact grant our above-described pending application to modify the Space Segment License. Additionally, there can be no assurance that, to the extent that any new FCC license, or modification of  one or more of our existing FCC licenses may be required in the future to address changed circumstances, that any related FCC applications we may file will be granted on a timely basis, or at all. If the FCC does not grant the pending or any future application we file for a new licenses, or to modify one or more of our licenses, or if we fail to satisfy any of the conditions of our FCC licenses, or if the FCC revokes or fails to renew one or more of our FCC licenses, any such circumstance could have a material adverse impact on our business. Finally, our business could be adversely affected by the adoption of new laws, policies or regulations, or changes in the interpretation or application of existing laws, policies and regulations that modify the present regulatory environment.

The business of our SkyWave subsidiary could be harmed if SkyWave regulatory authorizations in the United States and Canada are not maintained.

The United States and Canada are the only two countries in which our SkyWave subsidiary or its affiliates are currently licensed to deploy and operate Inmarsat user terminals (mobile earth stations). In this regard, we believe that SkyWave or its affiliates hold all requisite regulatory authorizations that are necessary to conduct business in the United States, Canada, and the other countries where SkyWave is currently doing business. Furthermore, any failure to obtain or maintain the requisite regulatory authorizations that are necessary for SkyWave to conduct business in the United States, Canada, or any other country or territory, could have a material adverse effect on the SkyWave business.

We do not currently maintain in-orbit or other insurance for our OG1 satellites and only one-year in-orbit insurance for our OG2 satellites.

We do not currently maintain in-orbit insurance coverage for our OG1 satellites to address the risk of potential systemic anomalies, failures or catastrophic events affecting the existing satellite constellation. An uninsured failure of one or more of our satellites could have a material adverse effect on our financial condition and results of operations.

We have obtained launch and one year in-orbit insurance for 11 of our OG2 satellites, which took effect upon the successful launch of these satellites on December 21, 2015. Our insurance coverage may not be sufficient to compensate us for the losses we may suffer due to the maximum amount insured, applicable deductions and exclusions. Furthermore, launch insurance does not cover lost revenue. The policy contains a three satellite deductible across both OG2 launch missions under which claims are payable in excess of the first three satellites in the aggregate for both launches combined that are total losses or constructive total losses. The policy is also subject to specified exclusions and material change limitations customary in the industry. These exclusions include losses resulting from war, anti-satellite devices, insurrection, terrorist acts, government confiscation, radioactive contamination, electromagnetic interference, loss of revenue and third party liability.

On July 14, 2015, we obtained an additional one year in-orbit insurance for the five OG2 satellites originally launched on July 14, 2014 for a maximum total coverage of $40 million. The additional in-orbit coverage took effect on July 15, 2015, following the end of the coverage period for the initial launch and one year in-orbit insurance. The policy contains a one satellite deductible across the five in-orbit OG2 satellites whereby claims are payable in excess of the first satellite that is a total loss or constructive total loss. The policy is also subject to a specific exclusion for losses that have resulted from an anomaly with the same signatures as the initial OG2 satellite loss.

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

We operate in various tax jurisdictions. We believe that we have complied in all material respects with our obligations to pay taxes and fees in these jurisdictions. However, our position is subject to review and possible challenge by the authorities of these jurisdictions. If the applicable authorities were to challenge successfully our current tax or fee positions, or if there were changes in the manner in which we conduct our activities, or changes in the interpretation or application of existing laws, we could become subject to material unanticipated tax or fee liabilities. We may also become subject to additional tax or fee liabilities as a result of changes in laws, which could in certain circumstances, have a retroactive effect.

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

A significant portion of revenues generated by our SkyWave subsidiary is dependent on the Inmarsat group’s services as a satellite service provider. Consequently, significant interruptions, discontinuation or loss of such Inmarsat group’s services would negatively affect our SkyWave subsidiary’s ability to provide reliable service and could have a material adverse effect on our SkyWave subsidiary. While we have entered into the Inmarsat Agreement with Inmarsat in connection with the SkyWave Acquisition, we cannot provide any assurance that our future commercial relationship or arrangements with Inmarsat will not change in a manner that has an adverse effect on our business.

Significant interruptions, discontinuation, slowdown or loss of Application Specific Integrated Circuit, or ASIC, development and manufacturing from vendor S3 Group (“S3”) or a change in our commercial relationship with S3 could have a material adverse effect on our business.

We have invested significantly in building the ASIC with S3, an ASIC developer and manufacturer. Consequently, the inability for S3 to effectively build and supply an ASIC could have a material adverse effect on our business. Additionally, significant interruptions, discontinuation, slowdown or loss of S3 services for development, manufacturing and delivery of ASICs will negatively affect our ability to grow, provide reliable service and could have a material adverse effect on our business. While we currently has a good relationship with S3, we cannot provide any assurance that our future commercial relationship or arrangements with S3 will not change in a manner that has an adverse effect on our business.

Economic, political and other conditions in Brazil could have a material adverse effect on our business, results or operations or financial condition.

A significant portion of revenues generated by our SkyWave subsidiary is derived from customers located in Brazil. The Brazilian economy has historically been characterized by interventions by the Brazilian government and unstable economic cycles. The Brazilian government has often changed monetary, taxation, credit, tariff and other policies to influence the course of Brazil’s economy. For example, the government’s actions to control inflation have at times involved setting wage and price controls, blocking access to bank accounts, imposing exchange controls and limiting imports into Brazil. Our customers in Brazil may be adversely affected by exchange rate movements; exchange control policies; expansion or contraction of the Brazilian economy; inflation; tax policies; other economic political, diplomatic and social developments in or affecting Brazil; interest rates; liquidity of domestic capital and lending markets; and social and political instability.

Fluctuations in foreign currency exchange rates could have a material adverse effect on our business, results of operations and financial condition.

Our consolidated financial results are reported in U.S. dollars, however a portion of our costs and expenses occur in foreign currencies. Fluctuations in the value of these foreign currencies against the U.S. dollar could result in substantial changes in reported earnings and operating results due to the foreign currency impact upon translation of these transactions into U.S. dollars. In particular, a significant portion of revenues generated by our SkyWave subsidiary is derived from customers in South America, particularly Brazil. Because SkyWave’s products and services are priced in U.S. dollars, an increase in the exchange rate between the U.S. dollar and currencies in these countries may make the cost of SkyWave’s products and services more expensive to these customers, which has occurred in 2015 (due to the decline of the Brazilian reals relative to the U.S. dollar). In the normal course of business, we may employ various hedging strategies to partially mitigate these foreign exchange risks, including the use of forward exchange contracts. These strategies may not be effective in protecting us against the effects of fluctuations from movements in foreign exchange rates. Our failure to mitigate these foreign currency exchange risks could materially adversely affect our business, results of operations and financial condition.

Risks Related to our Technology

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

Satellites utilize highly complex technology and operate in the harsh environment of space and, accordingly, are subject to significant operational risks while in orbit. These risks include malfunctions, or “anomalies”, that may occur in our satellites. Some of the principal satellite anomalies include:

•	Mechanical and electrical failures due to manufacturing error or defect, including:
•	Mechanical failures that degrade the functionality of a satellite, such as the failure of solar array panel deployment mechanisms;
•	Antenna failures and defects that degrade the communications capability of the satellite;
•	Circuit failures that reduce the power output of the solar array panels on the satellites;
•	Failure of the battery cells that power the payload and spacecraft operations during daily solar eclipse periods;
•	Power system failures that result in a shut-down or loss of the satellite;
•	Attitude control system failures that degrade or cause the inoperability of the satellite;
•	Transmitter or receiver failures that degrade or cause the inability of the satellite to communicate with subscriber communicator units or gateway earth stations;
•	Communications system failures that affect overall system capacity;
•	Satellite computer or processor re-boots or failures that impair or cause the inoperability of the satellites; and
•	Radio frequency interference emitted internally or externally from the spacecraft affecting the communication links.
•	Equipment degradation during the satellite’s lifetime, including:
•	Degradation of the batteries’ ability to accept a full charge;
•	Degradation of solar array panels due to radiation;
•	General degradation resulting from operating in the harsh space environment;
•	Degradation or failure of reaction wheels;
•	Degradation of the thermal control surfaces; and
•	Propulsion system failures that degrade or cause the inability to reposition the satellite.
•	Deficiencies of control or communications software, including:
•	Failure of the charging algorithm that may damage the satellite’s batteries;
•	Problems with the communications and messaging servicing functions of the satellite;
•	Limitations on the satellite’s digital signal processing capability that limit satellite communications capacity; and
•	Problems with the fault control mechanisms embedded in the satellite.

We have experienced, and may in the future experience, anomalies in some of the categories described above. The effects of these anomalies include, but are not limited to, failure of the satellite, degraded communications performance, reduced power available to the satellite in sunlight and/or eclipse, battery overcharging or undercharging and limitations on satellite communications capacity. Some of these effects may be increased during periods of greater message traffic and could result in our system requiring more than one attempt to send messages before they get through to our satellites. Although these multiple re-try effects do not result in lost messages, they could lead to increased messaging latencies for the end-user and reduced throughput for our system. We consider a satellite “failed” only when it can no longer provide any communications service, and we do not intend to undertake further efforts to return it to service. See “ORBCOMM Communications System — System Status — Network Capacity” for a description of our network capacity. While we have already implemented a number of system adjustments we cannot assure you that these actions will succeed or adequately address the effects of any anomalies in a timely manner or at all.

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

Some of the hardware and software we use in operating our gateway earth stations was designed and manufactured over 15 years ago and could be more difficult and expensive to service, upgrade or replace.

Some of the hardware and software we use in operating our gateway earth stations was designed and manufactured over 15 years ago and portions are becoming obsolete. As they continue to age, they may become less reliable and will be more difficult and expensive to service, upgrade or replace. Although we maintain inventories of some spare parts, it nonetheless may be difficult or impossible to obtain all necessary replacement parts for the hardware. Our business plan contemplates updating or replacing some of the hardware and software in our network, however, the age of our existing hardware and software may present us with technical and operational challenges that complicate or otherwise make it not feasible to carry out our planned upgrades and replacements, and the expenditure of resources, both from a monetary and human capital perspective, may exceed our estimates. Without upgrading and replacing our equipment, obsolescence of the technologies that we use could have a material adverse effect on our revenues, profitability and liquidity.

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

We expect the secure transmission of confidential information over public networks to continue to be a critical element of our operations. Our network and those of our third-party service providers and our customers may be vulnerable to unauthorized access, computer viruses and other security problems. The data processing systems used to provide the services of our business may likewise be vulnerable. Persons who circumvent security measures could wrongfully obtain or use information on the network or cause interruptions, delays or malfunctions in our operations, any of which could have a material adverse effect on our business, financial condition and results of operations. We may be required to expend significant resources to protect against the threat of security breaches or to alleviate problems, including reputational harm and litigation, caused by any breaches. Although we have implemented and intend to continue to implement security measures, these measures may prove to be inadequate and result in system failures and delays that could lower network operations center availability, which could harm our business.

The collection, storage, transmission, use and disclosure of user data and personal information could give rise to liabilities or additional costs as a result of laws, governmental regulations and evolving views of personal privacy rights.

We transmit, and in some cases store, end user data, including potential personal information. In jurisdictions around the world, personal information is becoming increasingly subject to legislation and regulations intended to protect consumers’ privacy and security. The interpretation of privacy and data protection laws and regulations regarding the collection, storage, transmission, use and disclosure of such information in some jurisdictions is unclear and evolving. These laws may be interpreted and applied in conflicting ways from country to country and in a manner that is not consistent with our current data protection practices. Complying with these varying international requirements could cause us to incur additional costs and change our business practices. Because our services are accessible in many foreign jurisdictions, some of these jurisdictions may claim that we are required to comply with their laws, even where we have no local entity, employees or infrastructure. We could be forced to incur significant expenses if we were required to modify our products, our services or our existing security and privacy procedures in order to comply with new or expanded regulations. In addition, if end users allege that their personal information is not collected, stored, transmitted, used or disclosed appropriately or in accordance with our privacy policies or applicable laws, we could have liability to them, including claims and litigation resulting from such allegations. Any failure on our part to protect end users’ privacy and data could result in a loss of user confidence, hurt our reputation and ultimately result in the loss of users.

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

The trading price of our common stock has been and may continue to be volatile and purchasers of our common stock could incur substantial losses. Factors that could affect the trading price of our common stock include:

•	failure of our satellites;
•	liquidity of the market in, and demand for, our common stock;
•	changes in expectations as to our future financial performance or changes in financial or subscriber growth estimates, if any, of market analysts;
•	actual or anticipated fluctuations in our results of operations, including quarterly results;
•	our financial or subscriber growth performance failing to meet the expectations of market analysts or investors;

•	our ability to raise additional funds to meet our capital needs;
•	the outcome of any litigation by or against us, including any judgments favorable or adverse to us;
•	conditions and trends in the end markets we serve and changes in the estimation of the size and growth rate of these markets;
•	announcements relating to our business or the business of our competitors;
•	investor perception of our prospects, our industry and the markets in which we operate;
•	changes in our pricing policies or the pricing policies of our competitors;
•	loss of one or more of our significant customers;
•	changes in governmental regulation;
•	changes in market valuation or earnings of our competitors;
•	investor perception of and confidence in capital markets and equity investments; and
•	general economic conditions.

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

We may in the future issue our previously authorized and unissued securities, resulting in the dilution of the ownership interests of our current stockholders. We are authorized to issue 250 million shares of common stock, of which approximately 70.6 million shares of voting common stock were issued and outstanding as of December 31, 2015 and approximately 179.4 million were available for future issuance. The potential issuance of such additional shares of common stock, whether directly or pursuant to any conversion right of any convertible securities, may create downward pressure on the trading price of our common stock. We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock for capital raising or other business purposes. Future sales of substantial amounts of common stock, or the perception that sales could occur, could have a material adverse effect on the price of our common stock.

We have issued and may issue shares of preferred stock or debt securities with greater rights than our common stock.

Subject to the rules of the NASDAQ Stock Market, our certificate of incorporation authorizes our board of directors to issue one or more series of preferred stock and set the terms of the preferred stock without seeking any further approval from holders of our common stock. Currently, there are 50 million shares of preferred stock authorized and approximately 36,000 shares of Series A convertible preferred stock are issued as of December 31, 2015. Any preferred stock that is issued may rank ahead of our common stock in terms of dividends, priority and liquidation premiums and may have greater voting rights than holders of our common stock.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We currently lease the following properties for operations and administrative functions:

Location	Real Property Owned or Leased	Lease Expiration
Rochelle Park, New Jersey	Leased	February 2020
Dulles, Virginia	Leased	November 2024
Ottawa, Canada	Leased	June 2022
Kowloon, Hong Kong	Leased	January 2017
San Jose, California	Leased	November 2018
Hyderabad, India	Leased	June 2020
Utica, New York	Leased	May 2024
Tokyo, Japan	Leased	October 2017
Hoensbroek, The Netherlands	Leased	May 2022
Bonn, Germany	Leased	June 2022

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

We currently own or lease real property sufficient for our business operations, although we may need to purchase or lease additional real property in the future. We intend to renew all leases due to expire during 2016.

Item 3.	Legal Proceedings

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

The following sets forth the high and low sales prices of our common stock, as reported on The NASDAQ Global Market from January 1, 2014 through December 31, 2015:

	Price range of common stock
	High	Low
Year ended December 31, 2015
Quarter ended December 31, 2015	$7.70	$5.52
Quarter ended September 30, 2015	$5.59	$5.47
Quarter ended June 30, 2015	$6.84	$6.60
Quarter ended March 31, 2015	$6.06	$5.85
Year ended December 31, 2014
Quarter ended December 31, 2014	$6.86	$5.40
Quarter ended September 30, 2014	$7.10	$5.73
Quarter ended June 30, 2014	$7.01	$5.68
Quarter ended March 31, 2014	$8.21	$6.02

As of March 2, 2016, there were 259 holders of record of our common stock.

Dividend Payments and Policy

Common stock:    We have never declared or paid cash dividends on shares of our common stock. Our board of directors currently intends to retain all available funds and future earnings to support operations and to finance the growth and development of our business and does not intend to pay cash dividends on our common stock for the foreseeable future. Our board of directors may, from time to time, examine our dividend policy and may, in its absolute discretion, change such policy. In addition, dividends are restricted by the covenants in our Credit Agreement.

Series A convertible preferred stock:    Pursuant to the terms of our Series A convertible preferred stock, the holders are entitled to receive a cumulative 4% annual dividend payable quarterly in additional shares of Series A convertible preferred stock. In 2015, we paid dividends of 3,665 preferred shares.

Stock Performance Graph

The graph set forth below compares the cumulative total shareholder return on our common stock between December 31, 2010 and December 31, 2015, with the cumulative total result of (i) the Russell 2000 Index and (ii) the NASDAQ Telecommunications Index, over the same period. This graph assumes the investment of $100 on December 31, 2010 in our common stock, the Russell 2000 Index and the NASDAQ Telecommunications Index, and assumes the reinvestment of dividends, if any. The graph assumes the initial value of our common stock on December 31, 2010 was the closing sales price of $2.59 per share.

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

	12/10	12/11	12/12	12/13	12/14	12/15
ORBCOMM Inc.	100.00	115.44	151.35	244.79	252.51	279.54
Russell 2000	100.00	95.82	111.49	154.78	162.35	155.18
NASDAQ Telecommunications	100.00	89.84	91.94	128.06	133.34	128.91

Item 6.	Selected Consolidated Financial Data

The following selected consolidated financial data should be read together with the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes which are included elsewhere in this Annual Report on Form 10-K. We have derived the consolidated statement of operations data for the years ended December 31, 2015, 2014 and 2013 and the consolidated balance sheet data as of December 31, 2015 and 2014 from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. We have derived the consolidated statement of operations data for the years ended December 31, 2012 and 2011 and the consolidated balance sheet data as of December 31, 2013, 2012 and 2011 from our consolidated financial statements, which are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of future results of operations.

	Years ended December 31,
Consolidated Statement of Operations Data:	2015(1)(2)	2014(1)(2)	2013(1)(3)	2012(1)(3)	2011(1)(3)
	(In thousands, except per share data)
Service revenues	$99,973	$59,695	$55,957	$49,026	$37,513
Product sales	78,320	36,547	18,255	15,472	8,793
Total revenues	178,293	96,242	74,212	64,498	46,306
Costs and expenses:
Costs of services	34,109	20,339	19,806	16,930	11,852
Costs of product sales	56,413	28,345	13,736	9,956	6,532
Selling, general and administrative	44,395	30,989	24,551	20,737	20,707
Product development	6,469	2,895	2,759	2,456	1,234
Impairment charges	12,748	605	—	9,793	—
Insurance recovery-satellite network	—	—	—	(10,000)	—
Depreciation and amortization	26,571	10,856	6,001	4,824	4,996
Acquisition-related and integration costs	4,803	3,819	1,658	704	—
Total costs and expenses	185,508	97,848	68,511	55,400	45,321
(Loss) income from operations	(7,215)	(1,606)	5,701	9,098	985
Other (expense) income	(4,559)	(2,511)	353	1,195	(214)
(Loss) income from continuing operations before income taxes	(11,774)	(4,117)	6,054	10,293	771
Income taxes (benefit)	1,225	408	1,295	1,390	827
Net (loss) income	(12,999)	(4,525)	4,759	8,903	(56)
Less: Net income (loss) attributable to the noncontrolling interests	252	159	160	161	(38)
Net (loss) income attributable to ORBCOMM Inc.	$(13,251)	$(4,684)	$4,599	$8,742	$(18)
Net (loss) income attributable to ORBCOMM Inc. common stockholders	$(13,287)	$(4,721)	$4,540	$8,673	$(45)
Per share information-basic:
Net (loss) income attributable to ORBCOMM Inc.	$(0.19)	$(0.08)	$0.10	$0.19	$—
Per share information-diluted:
Net (loss) income attributable to ORBCOMM Inc.	$(0.19)	$(0.08)	$0.09	$0.18	$—
Weighted average common shares outstanding:
Basic	70,419	56,684	47,420	46,635	44,579
Diluted	70,419	56,684	48,770	47,514	44,579

	As of December 31,
	2015(1)(2)	2014(1)(2)	2013(1)	2012(1)	2011(1)
	(In thousands)
Cash and cash equivalents	$27,077	$91,565	$68,354	$34,783	$35,061
Marketable securities	—	—	—	27,969	45,973
Working capital	39,026	219,945	74,540	62,287	76,250
Satellite network and other equipment, net	229,970	180,621	133,028	101,208	79,771
Goodwill	112,425	39,870	20,335	14,740	11,131
Intangible assets, net	93,172	26,334	11,636	7,791	7,125
Total assets	526,899	506,548	261,474	206,766	197,169
Note payable, net of current portion	150,000	150,000	45,000	3,398	3,376
Note payable — related party	1,241	1,389	1,571	1,503	1,480
Total equity	299,756	308,509	192,948	182,388	170,577

(1)

Amounts include the impact of several acquisition of businesses. For more information regarding our acquisitions, refer to “Note 3 — Acquisitions” in our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

(2)

On September 30, 2014, we entered into the Credit Agreement with Macquarie in order to refinance our Senior Notes. On October 10, 2014, we borrowed $70 million under the Initial Term Loan Facility, a portion of which was used to repay in full our Senior Notes, and $10 million under the Revolving Credit Facility. On December 30, 2014, we borrowed $70 million under the Term B3 Facility, which was used to partially fund the SkyWave Acquisition. On January 16, 2015, we borrowed $10 million under the Term B2 Facility, which was used to partially fund the InSync Acquisition. At December 31, 2015, no amounts were outstanding under the Revolving Credit Facility. For more information regarding the Credit Agreement, refer to “Note 12 — Notes Payable” in our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

Overview

We are a global provider of M2M and IoT solutions, including network connectivity, devices, device management and web reporting applications. These solutions enable optimal business efficiencies, increased asset utilization and reduced asset write-offs, helping customers realize benefits on a worldwide basis. Our M2M and IoT products and services are designed to track, monitor, control and enhance security for a variety of assets, such as trailers, trucks, rail cars, sea containers, generators, fluid tanks, marine vessels, gensets, oil and gas wells, pipeline monitoring equipment, irrigation control systems, and utility meters, in industries for transportation & distribution, heavy equipment, oil & gas, maritime and government. Additionally, we provide satellite AIS data services to assist in vessel navigation and to improve maritime safety for government and commercial customers worldwide. We provide these services using multiple network platforms, including our own constellation of 41 LEO satellites and our accompanying ground infrastructure, as well as terrestrial-based cellular communication services obtained through reseller agreements with major cellular (Tier One) wireless providers. We also offer customer solutions utilizing additional satellite network service options that we obtain through service agreements we have entered into with multiple mobile satellite providers. Our satellite-based customer solution offerings use small, low power, mobile satellite subscriber communicators for remote asset connectivity, and our terrestrial-based solutions utilize cellular data modems with SIMS. We also resell service using the two-way Inmarsat satellite network to provide higher bandwidth, low-latency satellite products and services, leveraging our IDP technology. Our customer solutions provide access to data gathered over these systems via connections to other public or private networks, including the Internet. We are dedicated to providing what we believe are the most versatile, leading-edge M2M and IoT solutions to enable our customers to run their business operations more efficiently and achieve significant return on investment.

2015 Strategic Transactions

During 2015, we completed the following strategic transactions that had an impact and will continue to have an impact on our results of operations:

Acquisition of WAM Technologies, LLC

On October 6, 2015, we completed the acquisition of substantially all of the assets of WAM Technologies, for a purchase price of $8.5 million, subject to net working capital adjustments. The acquisition expands and strengthens our cold chain monitoring solutions, which include trailers, rail cars, gensets and sea containers. For additional information regarding the WAM Acquisition, refer to “Note 3 — Acquisitions” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report.

Acquisition of InSync Software Inc.

On January 16, 2015, we completed the acquisition of InSync for an aggregate consideration of (i) $11.1 million in cash, comprised of various components and subject to net working capital adjustments, of which $1.3 million was deposited in escrow to pay certain indemnification obligations and (ii) additional contingent considerations of up to $5.0 million. We borrowed $10 million under our Term B2 facility to partially fund the acquisition. The acquisition supports our strategy to provide the most complete set of applications and capabilities in the M2M and IoT industry, while broadening our market access to a wide range of industries. For additional information regarding the InSync Acquisition, refer to “Note 3 — Acquisitions” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report.

Acquisition of SkyWave Mobile Communications Inc.

On January 1, 2015, we completed the acquisition of SkyWave for a total consideration of $130.2 million, consisting of (i) $122.4 million cash consideration, inclusive of a working capital settlement of $0.3 million, of which $10.6 million was deposited in escrow to pay certain indemnification obligations; and (ii) $7.5 million in the form of a promissory note settled by the transfer of assets to Inmarsat Global Limited pursuant to an agreement with Inmarsat. We borrowed $70 million under our Term B3 facility to partially fund the acquisition. The acquisition furthers our strategy to provide the most complete set of options and capabilities in the industry. For additional information regarding the SkyWave Acquisition, refer to “Note 3 — Acquisitions” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report.

OG2 Satellite Launch

On December 21, 2015, we launched the remaining 11 of our OG2 satellites aboard a SpaceX Falcon 9 launch vehicle. On March 1, 2016, following an in-orbit testing period, we initiated commercial service for the 11 OG2 satellites.  The satellites are providing both M2M and IoT messaging and AIS service for our global customers.

2015 Shelf Registration

In April 2015, we filed a Form S-3 Shelf registration statement registering our securities for a proposed maximum aggregate offering price of $200 million (including approximately $17.2 million remaining available under a previous shelf registration statement). We may use this shelf registration statement at any time or from time to time to offer, in one or more offerings, our debt securities, shares of our common stock, shares of our preferred stock, warrants to purchase our debt securities, common stock or preferred stock or units consisting of any combination of the foregoing securities. The shelf registration statement, which was declared effective on April 14, 2015, also registered the resale of up to 3,910,433 shares of common stock by a selling shareholder, all of which were sold on August 19, 2015.

2014 Strategic Transactions

During 2014, we completed the following strategic transactions that had an impact and will continue to have an impact on our results of operations:

Acquisition of Euroscan Group

On March 11, 2014, we completed the acquisition of the Euroscan Group for an aggregate consideration of (i) $29.2 million, subject to net working capital adjustments and net cash (on a debt free, cash free basis); (ii) issuance of 291,230 shares of the Company’s common stock, valued at $7.70 per share, which reflected the Company’s closing price on the acquisition date; and (iii) additional contingent considerations of up to $6.5 million. The acquisition allows us to complement our North American

Operations in M2M and IoT by adding a significant distribution channel in Europe and other key geographies where Euroscan has market share. For additional information regarding the Euroscan Acquisition, refer to “Note 3 — Acquisitions” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report.

January 2014 Public Offering

On January 17, 2014, we completed a public offering of 6,325,000 shares of common stock including 825,000 shares sold upon full exercise of the underwriters’ over-allotment option at a price of $6.15 per share. We received net proceeds of approximately $36.6 million after deducting underwriters’ discounts and commissions and offering costs.

OG2 Satellite Launch

On July 14, 2014, we launched six of our OG2 satellites aboard a SpaceX Falcon 9 launch vehicle. On September 15, 2014, following an in-orbit testing period, we initiated commercial service for the six OG2 satellites. The satellites provide both M2M and IoT messaging and AIS service for our global customers. In June 2015, we lost communication with one of our OG2 satellites.  See “Note 6 – Satellite Network and Other Equipment, Net” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report for additional information.

Macquarie Credit Agreement

On September 30, 2014, we entered into a Credit Agreement with Macquarie which refinanced our Senior Notes. Pursuant to the Credit Agreement, the Lender provided Secured Credit Facilities in an aggregate amount of $160 million comprised of (i) an Initial Term Loan Facility term loan facility in an aggregate principal amount of up to $70 million; (ii) a $10 million Revolving Credit Facility; (iii) a Term B2 facility in an aggregate principal amount of up to $10 million, the proceeds of which were drawn on January 16, 2015 and used to partially finance the InSync Acquisition; and (iv) a Term B3 facility in an aggregate principal amount of up to $70 million, the proceeds of which were drawn on December 30, 2014 and used to partially finance the SkyWave Acquisition. The Secured Credit Facilities mature five years after the initial fund date of the Initial Term Loan Facility, but are subject to mandatory prepayments in certain circumstances. The Secured Credit Facilities will bear interest, at the Company’s election, of a per annum rate equal to either (a) a base rate plus 3.75% or (b) LIBOR plus 4.75%, with a LIBOR floor of 1.00%. Proceeds of the Initial Term Loan Facility and Revolving Credit Facility were used to repay in full our Senior Notes and pay certain related fees, expenses and accrued interest, as well as for general corporate purposes.

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

November 2014 Public Offering

On November 10, 2014 we completed a public offering of 14,785,714 shares of common stock, including 1,928,571 shares sold upon full exercise of the underwriters’ over-allotment option at a price of $5.60 per share. We received net proceeds of approximately $78.1 million, after deducting underwriters’ discounts and commissions and offering costs.

2013 Strategic Transactions

During 2013, we completed the following strategic transactions that had an impact and will continue to have an impact on our results of operations:

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

Revenues

We derive service revenues mostly from monthly fees for M2M and IoT connectivity services that consist of subscriber-based and recurring monthly usage fees for each subscriber communicator or SIM activated for use on our satellite network and the other satellite networks and cellular wireless networks that we resell to our customers (i.e., our VARs, IVARs, SPs, DPs, international licensees and country representatives and direct customers). Usage fees are generally based upon the data transmitted by a customer and the overall number of subscriber communicators and SIMS activated by each customer and whether we provide services through our value-added portal. Service revenues are recognized on an accrual basis, as services are rendered, or on a cash basis, if collection from the customer is not reasonably assured at the time the service is provided. In addition, we earn service revenues from extended warranty service agreements extending beyond the initial warranty period of one year, royalty fees from third parties for the use of our proprietary communications protocol charged on a one-time basis for each subscriber communicator connected to our M2M and IoT data communications system and fees from providing engineering, technical and management support services to customers.

We derive product revenues primarily from sales of complete M2M and IoT telematics devices, modems and cellular wireless SIMS (for our terrestrial-communication services) to our resellers (i.e., our VARs, IVARs, SPs, DPs, international licensees and country representatives) and direct customers. Revenues generated from product revenues are either recognized when the products are shipped or when customers accept the product depending on the specific contractual terms. Shipping costs billed to customers are included in product sales revenues and the related costs are included as costs of product sales.

Amounts received prior to the performance of services under customer contracts are recognized as deferred revenues and revenue recognition is deferred until such time that all revenue recognition criteria have been met.

Costs and expenses

Direct costs

We operate a 41 LEO satellite network and accompanying ground equipment, including fifteen gateway earth stations, three AIS data reception earth stations, and three regional gateway control centers. Our proprietary satellite-based communications system is typically characterized by high initial capital expenditures and relatively low marginal costs for providing service. We also resell network connectivity for two other satellite networks and seven terrestrial network partners. Reselling network connectivity typically involves a cost for each device connected to the network system and the amount paid to each provider will vary.

We primarily sell M2M and IoT telematics devices and modems that we design and build with contract manufacturers. Each M2M and IoT device and modem will have engineering costs, manufacturing costs, warehousing and shipping costs and inventory management costs.

Acquisition-related and integration costs

Acquisition-related and integration costs include professional services expenses and identifiable integration costs directly attributable to our acquisitions. These costs were expensed as incurred and are reflected in acquisition-related and integration costs on our consolidated statement of operations.

Operating expenses

We incur expenses associated with sales, marketing and administrative expenses related to the operation of our business, including significant charges for depreciation and amortization of our satellite communications system and other acquired intellectual property and intangible assets we acquired or developed. We also incur engineering expenses developing and supporting the operation of our communications system and the development and support of new applications.

Results of Operations for the years ended December 31, 2015 and 2014

Revenue

The table below presents our revenues for the years ended December 31, 2015 and 2014, together with the percentage of total revenue represented by each revenue category (in thousands):

	Year Ended December 31,
	2015		2014
Service revenues	$99,973	56.1%	$59,695	62.0%
Product sales	78,320	43.9%	36,547	38.0%
	$178,293	100.0%	$96,242	100.0%

Total revenues for the year ended December 31, 2015 increased $82.1 million, or 85%, to $178.3 million in 2015 from $96.2 million in 2014.

Service Revenues

	Year Ended December 31,		Change
(In thousands)	2015	2014	Dollars	%
Service revenues	$99,973	$59,695	$40,278	67.5%

The increase in service revenue for the year ended December 31, 2015 was primarily due to revenue generated from increases in core service revenues from growth in billable subscriber communicators and by the companies we acquired in 2015.

As of December 31, 2015, we had approximately 1,569,000 billable subscriber communicators compared to approximately 976,000 billable subscriber communicators as of December 31, 2014, an increase of 60.8%.

Service revenue growth can be impacted by the customary lag between subscriber communicator activations and recognition of service revenue from these units.

Product sales

	Year Ended December 31,		Change
(In thousands)	2015	2014	Dollars	%
Product sales	$78,320	$36,547	$41,773	114.3%

The increase in product revenues for the year ended December 31, 2015, compared to the prior year period, was primarily attributable to increases in the volume of products sold by our core business, as well as the inclusion of products sold by the companies we acquired.

Costs of revenues, exclusive of depreciation and amortization

	Year Ended December 31,		Change
(In thousands)	2015	2014	Dollars	%
Cost of services	$34,109	$20,339	$13,770	67.7%
Cost of product sales	56,413	28,345	28,068	99.0%

Costs of services is comprised of expenses to operate our network, such as payroll and related costs, including stock-based compensation, and usage fees to third-party networks. The increase in cost of service for the year ended December 31, 2015, compared to the prior year, was primarily due to an increase in service revenues associated with our acquired companies.

Costs of product sales includes the purchase price of subscriber communicators and SIMS sold, costs of warranty obligations, shipping charges, as well as operational costs to fulfill customer orders including costs for employees and inventory management. The increase in cost of product sales for the year ended December 31, 2015, compared to the prior year period, was primarily due to costs associated with our increased sales in our core business, increased product sales as a result of our acquisitions and inventory charges.

Gross profit

Gross profit increased by $40.2 million, or 85%, to $87.8 million for the year ended December 31, 2015 compared to $47.6 million for the year ended December 31, 2014. The increase was due to increases in gross profit of $26.5 million from service revenues, primarily due to increases in our core business operations and our businesses acquired, and $13.7 million from product sales, primarily due to our businesses acquired and increases in core business operations.

Selling, general and administrative expenses

	Year Ended December 31,		Change
(In thousands)	2015	2014	Dollars	%
Selling, general and administrative expenses	$44,395	$30,989	$13,406	43.3%

SG&A expenses relate primarily to expenses for general management, sales and marketing, finance, audit and legal fees and general operating expenses. The increase in SG&A expenses for the year ended December 31, 2015, compared to the prior year, was primarily due to additional headcount, most of which was from the companies acquired.

Product development expenses

	Year Ended December 31,		Change
(In thousands)	2015	2014	Dollars	%
Product development	$6,469	$2,895	$3,574	123.5%

Product development expenses consist primarily of the expenses associated with our engineering efforts including the cost of third parties to support our current applications. The increase in product development expenses for the year ended December 31, 2015, compared to the prior year, was primarily due increased development activities, mainly from the companies acquired.

Impairment charges

In June 2015, we lost communication with one of our in-orbit OG2 satellites placed in service on September 15, 2014. As a result, we recorded a non-cash impairment charge of $12.7 million on the consolidated statement of operations to write off the net book value of the satellite.

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

Depreciation and amortization

	Year Ended December 31,		Change
(In thousands)	2015	2014	Dollars	%
Depreciation and amortization	$26,571	$10,856	$15,715	144.8%

The increase in depreciation and amortization for the year ended December 31, 2015 is primarily due to the amortization of intangible assets acquired in our acquisitions and additional depreciation expense associated with the OG2 satellites placed into service on September 15, 2014. With the launch of the 11 OG2 satellites in December 2015, we expect further increases of approximately $15 million annually in depreciation and amortization expense over a ten year period once they are placed in service.

Acquisition-related and integration costs

Acquisition-related and integration costs include professional services expenses and identifiable integration costs directly attributable to our acquisitions. Acquisition-related and integration costs for the year ended December 31, 2015 were $4.8 million, an increase of $1.0 million, or 25.8%, compared to the prior year period, primarily due to costs incurred in 2015 related to the SkyWave, InSync and WAM Acquisitions.

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

For the year ended December 31, 2015, other expense was $4.6 million, comprised primarily of interest expense of $5.2 million relating to our Secured Credit Facilities, offset, in part, by interest income of $0.3 million and foreign exchange gains of $0.2 million.

For the year ended December 31, 2014, other expense was $2.5 million, comprised primarily of a loss on extinguishment of our Senior Notes recognized in the fourth quarter of 2014 upon repayment of $2.6 million and interest expense of $0.1 million offset, in part, by foreign exchange gains of $0.2 million.

Income taxes

In 2015, we recorded income taxes of $1.2 million, which primarily included foreign income taxes of $0.6 million from income generated by our international operations and $0.4 million from amortization of tax goodwill generated from our acquisitions.

In 2014, we recorded income taxes of $0.4 million, which included foreign income taxes of $0.4 million from income generated by our international operations and $0.7 million from amortization of tax goodwill generated from our acquisitions, offset, in part, by deferred tax credits related to amortization of intangible assets with no tax basis.

Net (loss) income

For the year ended December 31, 2015, we had a net loss of $13.0 million compared to net loss of $4.5 million in December 31, 2014.

Noncontrolling interests

Noncontrolling interests relate to earnings and losses attributable to noncontrolling shareholders.

Net (loss) income attributable to ORBCOMM Inc.

For the year ended December 31, 2015, we had a net loss attributable to our company of $13.3 million compared to net loss of $4.7 million in December 31, 2014.

For the years ended December 31, 2015 and 2014, the net income attributable to our common stockholders considers dividends of less than $0.1 million and $0.1 million, respectively, paid in shares of the Series A convertible preferred stock.

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

Total revenues for the year ended December 31, 2014 increased $22.0 million, or 30%, to $96.2 million in 2014 from $74.2 million in 2013.

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

Gross profit

Gross profit increased by $6.9 million, or 17%, to $47.6 million for the year ended December 31, 2014 compared to $40.7 million for the year ended December 31, 2013. The increase was due to increases in gross profit of $3.2 million from service revenues and $3.7 million from product sales, primarily due to higher product sales as a result of our acquisitions in 2014 and 2013. Additionally, the increase in service revenue gross profit is due to increases in service revenues notwithstanding the effect on growth in service revenues of a billing adjustment in the first nine months of 2013 that had the effect of increasing service margins in the prior year period.

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

Acquisition-related and integration costs

Acquisition-related and integration costs include professional services expenses and identifiable integration costs directly attributable to our acquisitions. Acquisition-related and integration costs for the year ended December 31, 2014 were $3.8 million, an increase of $2.1 million, or 123.5% compared to the prior year period, primarily due to costs incurred in 2014 related to the SkyWave Acquisition.

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

For the years ended December 31, 2014 and 2013, other (expense) was $(2.5) million and other income was $0.4 million, respectively, a decrease of $2.9 million. The decrease in other income (expense) is primarily due to the loss on extinguishment of our Senior Notes recognized in the fourth quarter of 2014 upon their repayment.

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

Liquidity and Capital Resources

Overview

Our liquidity requirements arise from our working capital needs, our ability to make scheduled payments of interest on our indebtedness, to fund capital expenditures to support our current operations and to facilitate growth and expansion. We have financed our operations and expansion with cash flows from operating activities, sales of our common stock through public offerings and private placements of debt. At December 31, 2015, we have an accumulated deficit of $81.4 million. Our primary source of liquidity consists of cash and cash equivalents of $27.1 million and restricted cash totaling $1.0 million, as well as cash flows from operating activities and additional funds available from the Credit Agreement entered into on September 30, 2014, which we believe will be sufficient to provide working capital, support capital expenditures and facilitate growth and expansion for the next twelve months.

Operating activities

Cash provided by our operating activities in 2015 was $26.1 million resulting from a net loss of $13.0 million, offset by non-cash items including $26.6 million for depreciation and amortization, $12.7 million for an impairment loss on our satellite network and $4.6 million for stock-based compensation. These non-cash add backs were offset by a working capital use of cash of $4.8 million. Working capital activities primarily consisted of a net uses of cash of $8.0 million in inventories as a result of our increased business activities, and $3.0 million from a decrease in accounts payable and accrued expenses primarily related to timing of payments, offset, in part, by a decrease of accounts receivable of $8.0 million relating to timing of collections.

Cash provided by our operating activities in 2014 was $3.2 million resulting from a net loss of $4.5 million, offset by non-cash items including $10.9 million for depreciation and amortization, $0.6 million for a satellite network impairment loss and $3.6 million for stock-based compensation. These non-cash items are offset by a decrease of $2.1 million in the fair values of acquisitions-related contingent consideration. Working capital activities primarily consisted of a net uses of cash of $6.9 million for an increase in accounts receivable primarily due to the increase in revenues and timing of payments, $5.3 million in inventories, as a result of our increased business activities, and $5.4 million from a decrease in accounts payable and accrued expenses primarily related to timing for payments for professional fees.

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

Investing activities

Cash used in our investing activities in 2015 was $88.6 million, resulting primarily from $141.6 million in cash consideration paid in connection with the SkyWave, InSync and WAM Acquisitions and capital expenditures of $70.0 million, offset, in part, by cash released from escrow for the SkyWave Acquisition of $123.0 million.

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

Financing activities

Cash used in our financing activities in 2015 was $1.8 million, resulting primarily from payments of contingent consideration of $1.1 million in connection with our previous acquisitions.

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

Future Liquidity and Capital Resource Requirements

We expect that our existing cash and cash equivalents and restricted cash along with cash flows from operating activities and additional funds available in our Revolving Credit Facility under the Credit Agreement entered into on September 30, 2014 will be sufficient over the next 12 months to provide working capital, cover interest payments on our debt facilities and fund growth initiatives and capital expenditures.

On September 30, 2014, we entered into a Credit Agreement with Macquarie which refinanced our Senior Notes. Pursuant to the Credit Agreement, the Lender provided secured credit facilities in an aggregate amount of $160 million comprised of (i) the Initial Term Loan Facility in an aggregate principal amount of up to $70 million; (ii) a $10 million Revolving Credit Facility; (iii) the Term B2 loan facility in an aggregate principal amount of up to $10 million, the proceeds of which were used to partially finance the InSync Acquisition; and (iv) the Term B3 loan facility in an aggregate principal amount of up to $70 million, the proceeds of which were used to partially finance the SkyWave Acquisition. Proceeds of the Initial Term Loan Facility and Revolving Credit Facility were used to repay in full our Senior Notes and pay certain related fees, expenses and accrued interest, as well as for general corporate purposes.

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

On December 30, 2014, under the Credit Agreement, we borrowed $70 million under the Term B3 Facility to partially fund the SkyWave Acquisition.

On January 16, 2015, under the Credit Agreement, we borrowed $10 million under the Term B2 Facility to partially fund the InSync Acquisition.

On March 31, 2015, we repaid in full the $10 million outstanding under the Revolving Credit Facility.

On November 10, 2014, we completed our November 2014 Public Offering of 14,785,714 shares of common stock, including 1,928,571 shares sold upon full exercise of the underwriters’ over-allotment option, at a price of $5.60 per share. We received net proceeds of approximately $78.1 million after deducting underwriters’ discounts and commissions and offering costs.

On January 1, 2015, we completed the SkyWave Acquisition for an aggregate Purchase Price paid of $130.2 million, inclusive of a working capital settlement of $0.3 million and subject to certain adjustments, and a $10.6 million escrow to cover certain SkyWave indemnity obligations. From the Purchase Price, $7.5 million was paid to Inmarsat Canada Holdings Inc., a subsidiary of Inmarsat, in the form of a promissory note in exchange for a portion of its interest in SkyWave. The promissory note provided an off-set for the $7.5 million paid by Inmarsat under the agreement with Inmarsat. We funded the SkyWave Acquisition using existing cash on our balance sheet, our borrowings under our Term B3 facility of the Credit Agreement and net proceeds from the November 2014 Public Offering, as described above.

On January 16, 2015, we completed the InSync Acquisition for a cash consideration of $11.1 million, subject to net working capital adjustments, and additional contingent consideration of up to $5.0 million, subject to certain operational milestones. We funded the InSync Acquisition through a combination of cash on hand and our borrowings under our Term B2 facility of the Credit Agreement, as described above.

In April 2015, we filed a Form S-3 shelf registration statement registering our securities for a proposed maximum aggregate offering price of $200 million (including approximately $17.2 million previously remaining available under our 2014 shelf registration statement). We may use this shelf registration statement at any time or from time to time to offer, in one or more offerings, our debt securities, shares of our common stock, shares of our preferred stock, warrants to purchase our debt securities, common stock or preferred stock or units consisting of any combination of the foregoing securities. The shelf registration statement, which was declared effective on April 14, 2015, also registered the resale of up to 3,910,433 shares of common stock by a selling shareholder, all of which were sold on August 19, 2015.

On October 6, 2015, we completed the WAM Acquisition for a cash consideration of $8.5 million, subject to net working capital adjustments.

At December 31, 2015, no amounts were outstanding under the Revolving Credit Facility. The net availability under the Revolving Credit Facility was $10.0 million.

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

EBITDA is not a performance measure calculated in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). While we consider EBITDA to be an important measure of operating performance, it should be considered in addition to, and not as a substitute for, or superior to, net income (loss) or other measures of financial performance prepared in accordance with U.S. GAAP and may be different than EBITDA measures presented by other companies.

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Net (loss) income attributable to ORBCOMM Inc.	$(13,251)	$(4,684)	$4,599
Income tax expense	1,225	408	1,295
Interest income	(344)	(47)	(38)
Interest expense	5,242	149	58
Loss on extinguishment of debt	—	2,649	—
Depreciation and amortization	26,571	10,856	6,001
EBITDA	$19,443	$9,331	$11,915

For the year ended December 31, 2015 compared to the year ended December 31, 2014, EBITDA increased $10.1 million, or 108.4%, while net income attributable to ORBCOMM Inc. decreased $8.6 million. The increase for EBITDA compared to the increase in net loss attributable to ORBCOMM Inc. primarily reflects higher amortization of finite-lived intangible assets as a result of our acquisitions in 2015 and 2014, additional depreciation associated with the six OG2 satellites placed into service September 15, 2014 and increased interest expense associated with additional notes payable outstanding during 2015.

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

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2015 and the effect that those obligations are expected to have on our liquidity and cash flows in future periods:

	Payment due by Period
	Total	Less than 1 year	1 to 3 Years	3 to 5 Years	After 5 Years
OG2 satellite launches(1)	$9,501	$9,501	$—	$—	$—
Operating leases(2)	19,309	2,762	5,739	5,214	5,594
Secured credit agreement(3)	150,000	—	—	150,000	—
Interest payments on secured credit agreement(4)	32,344	8,625	17,250	6,469	—
Carrier providers(5)	27,615	6,854	13,238	7,523	—
Vendor parts supplier(6)	4,545	520	2,967	1,058	—
	$243,314	$28,262	$39,194	$170,264	$5,594

(1)

Amounts represent payments to Sierra Nevada Corporation (“SNC”) for obligations in connection with certain operational milestones related to our OG2 satellites launched into orbit on July 14, 2014 and December 21, 2015 and SpaceX for certain milestones related to the launch of the OG2 satellites.

(2)	Amounts represent future minimum payments under operating leases for our office spaces and other facilities.
(3)	Amounts represent repayment of the principal of the Credit Agreement in September 2019 based on our outstanding long-term debt as of December 31, 2015.
(4)	Interest payments reflect borrowing rates for our outstanding long-term debt as of December 31, 2015.
(5)	Amounts represent future contractual minimums with carrier airtime data providers based on the number of subscribers on these networks as of December 31, 2015.
(6)	Amounts represent future contractual minimums with a vendor parts supplier.

Off-Balance sheet Arrangements

None

Critical Accounting Policies and Estimates

Our discussion and analysis of our results of operations, liquidity and capital resources are based on our consolidated financial statements which have been prepared in conformity with U.S. GAAP. The preparation of these consolidated financial statements requires us to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, accounts receivable, accounting for business combinations, goodwill, intangible assets, satellite network and other equipment, long-lived assets, capitalized development costs, income taxes, warranty costs, loss contingencies and the value of securities underlying stock-based compensation. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from our estimates and could have a significant adverse effect on our results of operations and financial position. We believe the following critical accounting policies affect our more significant estimates and judgments in the preparation of our consolidated financial statements.

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

Revenues from the activation of subscriber communicators and SIMS are initially recorded as deferred revenues and are recognized ratably over the term of the agreement with the customer, generally five years, which is the estimated customer relationship period. Revenues generated from monthly usage and administrative fees and engineering services are recognized when the services are rendered. Revenues generated from extended warranty service agreements extending beyond the initial warranty period of one year are initially recorded as deferred revenues and are, thereafter, recognized ratably over the term of the agreements generally two to five years. Revenues generated from royalties under our subscriber communicator manufacturing agreements are recognized when we issue to a third party manufacturer upon request a unique serial number to be assigned to each unit manufactured by such third party manufacturer.

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

Assets under construction primarily consist of milestone payments pursuant to procurement agreements, which include the design, development, launch and other direct costs, including direct labor costs, relating to the construction of the satellites and upgrades to the Company’s infrastructure and the Ground Component. Once these assets are placed in service they will be transferred to satellite network and then depreciation will be recognized using the straight-line method over the estimated lives of the assets. As a result of the OG2 satellites being placed into service during the third quarter of 2014, we reclassified $82.7 million of costs out of assets under construction and into satellite network on September 15, 2014, and began depreciating the satellites over a 10-year life. The 11 remaining OG2 satellites launched on December 21, 2015 were not yet placed into service as of December 31, 2015. During the years ended December 31, 2015 and 2014, we recorded depreciation of $7.0 million and $2.4 million, respectively, in connection with the satellites placed into service. With the launch of the 11 OG2 satellites, we expect further increases of approximately $15 million annually in depreciation and amortization expense over a ten year period once they are placed in service.

We capitalize interest on outstanding amounts under our Initial Term Loan Facility and Revolving Credit Facility entered into in 2014 and our notes payable issued in 2013 during the construction period of our OG2 satellites. Capitalized interest is added to the cost of our OG2 satellites and depreciated upon the satellite being placed into service. We expect an increase in interest expense recorded on our statement of operations of approximately $4 million annually when the satellites are placed into service.

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

Contingent Consideration

We determine the acquisition date fair value of contingent consideration obligations based on a probability-weighted income approach derived from milestones estimates and a probability assessment with respect to the likelihood of achieving contingent obligations. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in Financial Statements Accounting Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820 “Fair Value Measurement.” At each reporting date, the contingent consideration obligation will be revalued to estimated fair value and changes in fair value will be reflected as income or expense in our consolidated statement of operations. Changes in the fair value of the contingent consideration obligations may result from changes in probability assumptions with respect to the likelihood of achieving the various contingent payment obligations. Adverse changes in assumptions utilized in our contingent consideration fair value estimates could result in an increase in our contingent consideration obligation and a corresponding charge to operating income.

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

We test for an indication of goodwill impairment on November 30 of each year or when indicators of impairment exist, by comparing the fair value of our reporting unit to the carrying value of the reporting unit. If there is an indication of impairment, we perform a “step two” test to measure the impairment. Impairments, if any, are recorded to the statement of operations in the period the impairment is recognized.

A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators include a sustained and significant decline in our stock price and market capitalization, a decline in our expected future cash flows, a significant adverse change in legal factors or in the business climate and unanticipated competition. There was no goodwill impairment for the years ended December 31, 2015, 2014 and 2013.

Long-lived assets, including finite-lived intangible assets

Management reviews long-lived assets, including finite-lived intangible assets, whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. In connection with this review, we reevaluate the periods of depreciation and amortization. We recognize an impairment loss when the sum of the future undiscounted net cash flows expected to be realized from the asset is less than its carrying amount. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value, which is determined using projected discounted future net cash flows, using the appropriate discount rate. Our satellite constellation and related assets, including satellites under construction, are evaluated as a single asset group whenever facts or circumstances indicate that the carrying value may not be recoverable. If indicators of impairment are identified, recoverability of long-lived assets is measured by comparing their carrying amount to the projected cash flows the assets are expected to generate. Considerable judgment by us is necessary to estimate the fair value of the assets and accordingly, actual results could vary significantly from such estimates. Our most significant estimates and judgments relating to the long-lived asset impairments include the allocation of cash flows to assets or asset groups and, if required, an estimate of fair value for those assets or asset groups, the timing and amount of projected future cash flows and the discount rate selected to measure the risks inherent in future cash flows.

As a result of our intangible asset impairment test performed as of November 30, 2015, we recorded an impairment charge of $0.6 million related to certain intangible assets acquired as part of the SENS Acquisition. See “Note 8 – Goodwill and Intangible Assets” for additional information regarding this impairment charge.

If a satellite were to fail during launch or while in orbit, the resulting loss would be charged to expense in the period it is determined that the satellite is not recoverable. The amount of any such loss would be reduced to the extent of insurance proceeds estimated to be received. In June 2015, we lost communication with one of our OG2 satellites in orbit and recorded an impairment charge of $12.7 million in the statement of operations to write off the net book value of the satellite. There were no insurance proceeds associated with this loss because of the deductible under our in-orbit insurance coverage.

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

We account for uncertainty in income tax positions using a two-step approach. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step is to measure the tax position at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. Accounting for uncertainties in income taxes positions involves significant judgments by management.

During the years ended December 31, 2015, 2014 and 2013, we had no significant unrecognized tax benefits. We are subject to U.S. Federal and state examinations by tax authorities for all years from 2011. We do not expect any significant changes to our unrecognized tax positions during the next twelve months.

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

Share-based Compensation

Our share-based compensation plans consist of the 2006 Long-Term Incentives Plan (the “2006 LTIP”) and the 2004 Stock Option Plan. The 2006 LTIP, approved by our stockholders in September 2006, provides for the grants of non-qualified stock options, stock appreciation rights (“SARs”), common stock, restricted stock, restricted stock units (“RSUs”), performance units and performance shares to our employees and non-employee directors. The 2004 Stock Option Plan, adopted in 2004, provides for the grants of non-qualified and incentive stock options to officers, directors, employees and consultants. We did not grant any stock options in 2015, 2014 and 2013.

We measure and recognize stock-based compensation expense for share-based payment awards to employees and directors based on estimated fair values on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period. For awards with performance conditions, an evaluation is made at the grant date and future periods as to the likelihood of the performance criteria being met. Compensation expense is adjusted in future periods for subsequent changes in the performance condition until the vesting date. We estimate forfeitures at the time of grant and revise, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

For the years ended December 31, 2015, 2014 and 2013, we recognized $4.6 million, $3.6 million and $3.0 million of stock-based compensation expense, respectively. As of December 31, 2015, we had an aggregate of $4.8 million of unrecognized compensation costs for all share-based payment arrangements.

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

	Years ended December 31,
	2015	2014	2013
Risk-free interest rate	1.35% to 1.82%	1.77% to 1.94%	0.91% to 2.11%
Expected life (years)	6.0	6.0	5.5 and 6.0
Estimated volatility factor	62.7% to 64.6%	64.8% to 67.3%	67.6% to 69.9%
Expected dividends	None	None	None

The grant date fair values of RSU awards granted in 2015, 2014 and 2013 were based upon the closing stock price of our common stock on the date of grant.

Recent accounting pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09 “Revenue from Contracts with Customers” (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In July 2015, the FASB deferred the effective date of ASU No. 2014-09 for all entities by one year. As a result, the new standard is effective for the Company on January 1, 2018. Early adoption prior to the original effective date is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

In April 2015, the FASB issued ASU No. 2015-03 “Interest - Imputation of Interest (Subtopic 835-30) – Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”), which is effective for the fiscal years beginning after December 15, 2015. ASU 2015-03 simplifies financial reporting by eliminating the different presentation requirements for debt issuance costs and debt discounts or premiums. The adoption of this standard, which will be applied retrospectively, is not expected to have a material impact on our results of operations.

In July 2015, the FASB issued ASU No. 2015-11 “Simplifying the Measurement of Inventory” (“ASU 2015-11”), which is effective for the fiscal years beginning after December 15, 2016. ASU 2015-11 requires entities to measure inventory at the lower of cost or net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The adoption of this standard, which will be applied prospectively, is not expected to have a material impact on our consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16 “Simplifying the Accounting for Measurement - Period Adjustments” (“ASU 2015-16”), which is effective for the fiscal years beginning after December 15, 2015. ASU 2015-16 requires an entity to recognize measurement period adjustments from a business combination within the reporting period in which the adjustment amounts are determined. The cumulative impact of measurement period adjustments on current and prior periods, including the prior period impact on depreciation, amortization, and other income statement items and their related tax effects, will be required to be recognized in the period the adjustment amount is determined. The adoption of this standard, which will be applied prospectively, is not expected to have a material impact on our consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17 “Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”), which is effective for the fiscal years beginning after December 15, 2016. ASU 2015-17 requires an entity to classify all deferred tax assets, along with any valuation allowance, as noncurrent on the balance sheet. As a result, each jurisdiction will have one net noncurrent deferred tax asset or liability.  The adoption of this standard, which may be applied either prospectively or retrospectively, is not expected to have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02 “Leases (Topic 842)” (“ASU 2016-02”), which is effective for the fiscal years beginning after December 15, 2018. ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. Early adoption is permitted. We are in the process of evaluating the effect that ASU 2016-02 will have on our consolidated financial statements and related disclosures, if any.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

We have floating interest rate debt with our bank credit facilities under our Credit Agreement that are subject to interest rate volatility, which is our principal market risk, with a floor of 1.00%. A 25 basis point change in the interest rate relating to the credit facilities’ balances outstanding as of December 31, 2015, which are subject to variable interest rates based on LIBOR, would yield a change of approximately $0.4 million in annual interest expense. We do not expect our future cash flows to be affected to any significant degree by a sudden change in market interest rates.

Effects of inflation risk

Overall, we believe that the impact of inflation risk on our business will not be significant.

Foreign currency risk

The majority of our revenues and expenses are transacted in U.S. dollars. Due to operations in ORBCOMM Japan and Euroscan, we have foreign exchange exposures to non-U.S. dollar revenues. Due to operations in SkyWave, we have foreign exchange exposures to non-U.S. dollar expenses. For the years ended December 31, 2015 and 2014, revenues denominated in foreign currencies were approximately 8.5% and 17.3% of total revenues, respectively. For the year ended December 31, 2015, our revenues would have decreased by approximately 0.9% if the U.S. dollar would have strengthened by 10%.

We have assets and liabilities denominated in foreign currencies. At December 31, 2015, a hypothetical change in the fair value of these assets and liabilities from an increase (decrease) of 10% of the U.S. dollar would be an increase (decrease) of approximately $0.1 million.

Concentration of credit risk

There were no customers with revenues greater than 10% of our consolidated total revenues for the year ended December 31, 2015. For the years ended December 31, 2014 and 2013, two customers, Caterpillar Inc. and Komatsu Ltd., comprised 12.4% and 10.6%, respectively, and 17.3% and 12.1%, respectively, of our consolidated total revenues.

Item 8.	Financial Statements and Supplementary Data

The consolidated financial statements of ORBCOMM Inc. and its subsidiaries, including the notes thereto and the report thereon, is presented beginning at page F-1 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Effective June 10, 2015, the audit committee of our board of directors dismissed KPMG LLP as the Company’s independent registered public accounting firm and engaged Grant Thornton LLP as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2015. In connection with our change in accountants, there were no disagreements or reportable events required to be disclosed pursuant to Regulation S-K, Item 304(a)(1)(iv), Item 304(a)(1)(v) and Item 304(b).

Item 9A.	Controls and Procedures
(a)	Disclosure Controls and Procedures

In connection with preparation of this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

(b)	Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the based upon criteria established in Internal Control – Integrated Framework (2013) by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of the acquisitions of SkyWave Mobile Communications, Inc., InSync Software, Inc. and WAM Technologies, LLC (collectively the “2015 Acquisitions”), we are in the process of integrating certain business processes and systems of the 2015 Acquisitions. Accordingly, certain changes have been made and will continue to be made to our internal control over financial reporting until such time as this integration is complete. In reliance on interpretive guidance issued by the SEC staff, management has chosen to exclude from its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015, the internal control over financial reporting for the 2015 Acquisitions associated with assets of $175.9 million, representing 33.4% of consolidated assets, and revenues of $65.6 million, representing 36.8% of consolidated revenues, included in our consolidated financial statements as of and for the year ended December 31, 2015. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2015. The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in its attestation report which is included below.

(c)	Changes in Internal Control over Financial Reporting

We reviewed our internal control over financial reporting at December 31, 2015. As a result of the 2015 Acquisitions, we have begun to integrate certain business processes and systems of the 2015 Acquisitions. Accordingly, certain changes have been made and will continue to be made to our internal controls over financial reporting until such time as this integration is complete.

There have been no other changes in our internal control over financial reporting identified in an evaluation thereof that occurred during the last fiscal quarter of 2015 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

ORBCOMM Inc.

We have audited the internal control over financial reporting of ORBCOMM Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of SkyWave Mobile Communications, Inc. (“SkyWave”), InSync Software, Inc. (“InSync”) and WAM Technologies LLC (“WAM”), wholly-owned subsidiaries, whose financial statements in the aggregate reflect total assets and revenues constituting 33.4 and 36.8 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2015. As indicated in Management’s Report, SkyWave, InSync and WAM were acquired during 2015. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of SkyWave, InSync and WAM.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2015, and our report dated March 9, 2016 expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP

New York, New York

March 9, 2016

Item 9B.	Other information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Identification of Directors

Reference is made to the information regarding directors under the heading “Election of Directors (Proposal 1)” in the Proxy Statement for our 2016 Annual Meeting of stockholders to be held on April 20, 2016 (our “2016 Proxy Statement”), which information is hereby incorporated by reference.

Identification of Executive Officers

Reference is made to the information regarding executive officers under the heading “Executive Officers of the Registrant” in Part I, Item 1 of this Annual Report on Form 10-K.

Identification of Audit Committee and Audit Committee Financial Expert

Reference is made to the information regarding directors under the heading “Board of Directors and Committees — Audit Committee” in our 2016 Proxy Statement, which information hereby is incorporated by reference.

Material Changes to Procedures for Recommending Directors

Reference is made to the information regarding directors under the heading “Board of Directors and Committees — Nominating and Corporate Governance Committee” in our 2016 Proxy Statement, which information is hereby incorporated by reference.

Compliance with Section 16(a) of the Exchange Act

Reference is made to the information under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2016 Proxy Statement, which information is hereby incorporated by reference.

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

Reference is made to the information under the headings “Board of Directors and Committees — Compensation Committee Interlocks and Insider Participation”, “Compensation Discussion and Analysis”, “Compensation Committee Report” and “Compensation of Executive Officers” in our 2016 Proxy Statement, which information is hereby incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership

Reference is made to the information under the heading “Security Ownership of Certain Beneficial Owners and Management” in our 2016 Proxy Statement, which information is hereby incorporated by reference.

Equity Compensation Plan Information

Reference is made to the information under the heading “Equity Compensation Plan Information” in our 2016 Proxy Statement, which information is hereby incorporated by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Reference is made to the information under the heading “Certain Relationships and Transactions with Related Persons” in our 2016 Proxy Statement, which information is hereby incorporated by reference.

Item 14.	Principal Accountant Fees and Services

Reference is made to the information under the heading “Proposal to Ratify the Appointment of Independent Registered Public Accounting Firm (Proposal 2) — Principal Accountant Fees” in our 2016 Proxy Statement, which information is hereby incorporated by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, ORBCOMM Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Township of Rochelle Park, State of New Jersey, on March 9, 2016.

ORBCOMM Inc.

By:	/s/ Marc J. Eisenberg
Marc J. Eisenberg
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 9, 2016 by the following persons in the capacities indicated:

Signature	Title

/s/ Marc J. Eisenberg	Chief Executive Officer and President and Director
Marc J. Eisenberg	(principal executive officer)

/s/ Jerome B. Eisenberg*	Chairman of the Board
Jerome B. Eisenberg

/s/ Marco Fuchs*	Director
Marco Fuchs

/s/ Didier Delepine*	Director
Didier Delepine

/s/ Timothy Kelleher*	Director
Timothy Kelleher

/s/ John Major*	Director
John Major

/s/ Gary H. Ritondaro*	Director
Gary H. Ritondaro

/s/ Robert G. Costantini	Executive Vice President and Chief Financial Officer
Robert G. Costantini	(principal financial officer)

/s/ Constantine Milcos	Senior Vice President and Chief Accounting Officer
Constantine Milcos	(principal accounting officer)

*By:	/s/ Christian G. LeBrun
Christian G. LeBrun, Attorney-in-Fact**

**  By authority of the power of attorney filed as Exhibit 24 hereto.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

ORBCOMM Inc.

We have audited the accompanying consolidated balance sheet of ORBCOMM Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2015, and the related consolidated statements of operations, comprehensive (loss) income, cash flows and changes in equity for the year then ended. Our audit of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ORBCOMM Inc. and subsidiaries as of December 31, 2015, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 9, 2016 expressed an unqualified opinion.

/s/ Grant Thornton LLP

New York, New York

March 9, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

ORBCOMM Inc.:

We have audited the accompanying consolidated balance sheet of ORBCOMM Inc. and subsidiaries (the Company) as of December 31, 2014, and the related consolidated statements of operations, comprehensive (loss) income, cash flows and changes in equity for each of the years in the two-year period ended December 31, 2014. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule, “Schedule II — Valuation and Qualifying Accounts” for each of the years in the two-year period ended December 31, 2014. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ORBCOMM Inc. and subsidiaries as of December 31, 2014, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for each of the years in the two-year period ended December 31, 2014, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

New York, New York

March 13, 2015

ORBCOMM Inc.

Consolidated Balance Sheets

(in thousands, except par value and share data)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$27,077	$91,565
Cash held for acquisition	—	123,000
Accounts receivable, net of allowances for doubtful accounts of $1,233 and $706, respectively	29,816	23,194
Inventories	20,712	11,650
Prepaid expenses and other current assets	5,646	2,333
Restricted cash - current	1,000	—
Deferred income taxes	508	814
Total current assets	84,759	252,556
Satellite network and other equipment, net	229,970	180,621
Goodwill	112,425	39,870
Intangible assets, net	93,172	26,334
Restricted cash - non-current	—	1,195
Other assets	6,573	5,921
Deferred income taxes	—	51
Total assets	$526,899	$506,548
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$13,895	$8,750
Accrued liabilities	24,186	20,336
Current portion of deferred revenue	7,652	3,525
Total current liabilities	45,733	32,611
Note payable — related party	1,241	1,389
Notes payable	150,000	150,000
Deferred revenue, net of current portion	6,024	2,579
Deferred tax liabilities	18,440	5,696
Other liabilities	5,705	5,764
Total liabilities	227,143	198,039
Commitments and contingencies
Equity:
ORBCOMM Inc. stockholders’ equity
Series A Convertible Preferred Stock, par value $0.001; 1,000,000 shares authorized; 35,759 and 90,973 shares issued and outstanding	357	909
Common stock, par value $0.001; 250,000,000 shares authorized; 70,613,642 and 70,109,488 shares issued at December 31, 2015 and December 31, 2014	71	70
Additional paid-in capital	381,659	376,297
Accumulated other comprehensive income (loss)	(1,174)	(583)
Accumulated deficit	(81,424)	(68,137)
Less treasury stock, at cost, 29,990 shares at December 31, 2015 and December 31, 2014	(96)	(96)
Total ORBCOMM Inc. stockholders’ equity	299,393	308,460
Noncontrolling interests	363	49
Total equity	299,756	308,509
Total liabilities and equity	$526,899	$506,548

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ORBCOMM Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013
Revenues:
Service revenues	$99,973	$59,695	$55,957
Product sales	78,320	36,547	18,255
Total revenues	178,293	96,242	74,212
Cost of revenues, exclusive of depreciation and amortization shown below:
Cost of services	34,109	20,339	19,806
Cost of product sales	56,413	28,345	13,736
Gross profit	87,771	47,558	40,670
Operating expenses:
Selling, general and administrative	44,395	30,989	24,551
Product development	6,469	2,895	2,759
Impairment charges - satellite network	12,748	605	—
Depreciation and amortization	26,571	10,856	6,001
Acquisition-related and integration costs	4,803	3,819	1,658
(Loss) income from operations	(7,215)	(1,606)	5,701
Other (expense) income:
Interest income	344	47	38
Other income	339	240	373
Interest expense	(5,242)	(149)	(58)
Loss on debt extinguishment	—	(2,649)	—
Total other (expense) income	(4,559)	(2,511)	353
(Loss) income before income taxes	(11,774)	(4,117)	6,054
Income taxes	1,225	408	1,295
Net (loss) income	(12,999)	(4,525)	4,759
Less: Net income attributable to the noncontrolling interests	252	159	160
Net (loss) income attributable to ORBCOMM Inc.	$(13,251)	$(4,684)	$4,599
Net (loss) income attributable to ORBCOMM Inc. common stockholders	$(13,287)	$(4,721)	$4,540
Per share information-basic:
Net (loss) income attributable to ORBCOMM Inc. common stockholders	$(0.19)	$(0.08)	$0.10
Per share information-diluted:
Net (loss) income attributable to ORBCOMM Inc. common stockholders	$(0.19)	$(0.08)	$0.09
Weighted average common shares outstanding:
Basic	70,419	56,684	47,420
Diluted	70,419	56,684	48,770

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ORBCOMM Inc.

Consolidated Statements of Comprehensive (Loss) Income

(in thousands)

	Years ended December 31,
	2015	2014	2013
Net (loss) income	$(12,999)	$(4,525)	$4,759
Other comprehensive loss — Foreign currency translation adjustments	(529)	(728)	(437)
Other comprehensive (loss)	(529)	(728)	(437)
Comprehensive (loss) income	(13,528)	(5,253)	4,322
Less comprehensive (income) attributable to noncontrolling interests	(314)	(248)	(121)
Comprehensive (loss) income attributable to ORBCOMM Inc.	$(13,842)	$(5,501)	$4,201

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ORBCOMM Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net (loss) income	$(12,999)	$(4,525)	$4,759
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Change in allowance for doubtful accounts	676	427	26
Depreciation and amortization	26,571	10,856	6,001
Impairment loss – satellite network	12,748	605	—
Change in the fair values of acquisitions-related contingent consideration	(1,606)	(2,132)	(1,003)
Amortization of the fair value adjustment related to StarTrak warranty liabilities	(12)	(164)	(47)
Amortization and write-off of deferred debt fees	464	869	—
Stock-based compensation	4,620	3,610	2,973
Foreign exchange (gains) losses	(413)	(227)	32
Amortization of premium on marketable securities	—	—	187
Increase in fair value of indemnification assets	—	(126)	(253)
Loss on settlement agreement in connection with the indemnification assets	—	97	—
Deferred income taxes	825	(276)	724
Other	—	173	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	8,045	(6,882)	(2,698)
Inventories	(7,953)	(5,291)	729
Prepaid expenses and other assets	(449)	(173)	(444)
Accounts payable and accrued liabilities	(2,995)	5,353	(1,465)
Deferred revenue	(1,126)	611	(1,032)
Other liabilities	(313)	397	265
Net cash provided by operating activities	26,083	3,202	8,754
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(141,575)	(28,883)	(7,076)
Capital expenditures	(70,017)	(45,543)	(37,296)
Cash held for acquisition	123,000	(123,000)	—
Proceeds received from settlement agreement in connection with indemnification assets	—	691	—
Proceeds from warranty claim on acquired inventory	—	167	—
Purchases of marketable securities	—	—	(51,448)
Proceeds from maturities of marketable securities	—	—	79,230
Change in restricted cash	—	1,000	—
Net cash used in investing activities	(88,592)	(195,568)	(16,590)

ORBCOMM Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years ended December 31,
	2015	2014	2013
Cash flows from financing activities:
Proceeds received from issuance of common stock in connection with public offerings, net of underwriters’ discounts and commissions and offering costs	—	114,798	—
Proceeds received from issuance of long-term debt	10,000	150,000	45,000
Cash paid for debt issuance costs	(942)	(3,652)	(1,387)
Proceeds received from exercise of stock options	244	101	1,825
Principal payment of long-term debt	(10,000)	(45,000)	(3,450)
Principal payments of capital leases	—	(163)	(203)
Payment of deferred purchase consideration	(1,106)	(25)	—
Net cash (used in) provided by financing activities	(1,804)	216,059	41,785
Effect of exchange rate changes on cash and cash equivalents	(175)	(482)	(378)
Net (decrease) increase in cash and cash equivalents	(64,488)	23,211	33,571
Cash and cash equivalents:
Beginning of year	91,565	68,354	34,783
End of year	$27,077	$91,565	$68,354
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$9,005	$3,324	$4,262
Income taxes	$723	$692	$1,404
Supplemental cash flow disclosures (Note 18)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ORBCOMM Inc.

Consolidated Statements of Changes in Equity

Years ended December 31, 2015, 2014 and 2013

(in thousands, except share data)

						Accumulated
	Series A convertible				Additional	other
	Preferred stock		Common stock		paid-in	comprehensive	Accumulated	Treasury stock		Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	income (loss)	deficit	Shares	Amount	interests	equity
Balances, December 31, 2012	161,359	$1,612	46,783,568	$47	$248,469	$633	$(67,956)	29,990	$(96)	$(321)	$182,388
Vesting of restricted stock units	—	—	93,821	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,779	—	—	—	—	—	2,779
Conversion of Series A convertible preferred stock to common stock	(65,237)	(652)	108,688	—	652	—	—	—	—	—	—
Issuance of common stock in connection with the acquisition of MobileNet	—	—	329,344	—	1,633	—	—	—	—	—	1,633
Exercise of stock options	—	—	647,177	1	1,825	—	—	—	—	—	1,826
Exercise of SARs	—	—	253,882	—	—	—	—	—	—	—	—
Series A convertible preferred stock dividend	5,932	59	—	—	—	—	(59)	—	—	—	—
Net income	—	—	—	—	—	—	4,599	—	—	160	4,759
Foreign currency translation adjustments	—	—	—	—	—	(398)	—	—	—	(39)	(437)
Balances, December 31, 2013	102,054	$1,019	48,216,480	$48	$255,358	$235	$(63,416)	29,990	$(96)	$(200)	$192,948
Vesting of restricted stock units			289,538								—
Stock-based compensation	—	—	—	—	3,519	—	—	—	—	—	3,519
Proceeds received from issuance of common stock in connection with public offerings, net of underwriters’ discounts and commissions and offering costs	—	—	21,110,714	21	114,717	—	—	—	—	—	114,738
Common stock issued as form of payment for MPUs	—	—	33,594	—	213	—	—	—	—	—	213
Conversion of Series A convertible preferred stock to common stock	(14,850)	(147)	24,740	—	147	—	—	—	—	—	—
Issuance of common stock in connection with the acquisition of Euroscan	—	—	291,230	1	2,242	—	—	—	—	—	2,243
Exercise of SARs	—	—	109,733	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	33,459	—	101	—	—	—	—	—	101
Series A convertible preferred stock dividend	3,769	37	—	—	—	—	(37)	—	—	—	—
Net loss	—	—	—	—	—	—	(4,684)	—	—	159	(4,525)
Foreign currency translation adjustments	—	—	—	—	—	(818)	—	—	—	90	(728)
Balances, December 31, 2014	90,973	$909	70,109,488	$70	$376,297	$(583)	$(68,137)	29,990	$(96)	$49	$308,509
Vesting of restricted stock units			227,382								—
Stock-based compensation	—	—	—	—	4,172	—	—	—	—	—	4,172
Common stock issued as form of payment for MPUs	—	—	54,801	—	358	—	—	—	—	—	358
Conversion of Series A convertible preferred stock to common stock	(58,879)	(588)	97,935	1	588	—	—	—	—	—	1
Exercise of SARs	—	—	74,036	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	50,000	—	244	—	—	—	—	—	244
Series A convertible preferred stock dividend	3,665	36	—	—	—	—	(36)	—	—	—	—
Net loss	—	—	—	—	—	—	(13,251)	—	—	252	(12,999)
Foreign currency translation adjustments	—	—	—	—	—	(591)	—	—	—	62	(529)
Balances, December 31, 2015	35,759	$357	70,613,642	$71	$381,659	$(1,174)	$(81,424)	29,990	$(96)	$363	$299,756

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts)

Note 1.    Organization and Business

ORBCOMM Inc. (“ORBCOMM” or the “Company”), a Delaware corporation, is a global provider of Machine-to-Machine (“M2M”) and Internet of Things (“IoT”) solutions, including network connectivity, devices, device management and web reporting applications. The Company’s M2M and IoT products and services are designed to track, monitor, control and enhance security for a variety of assets, such as trailers, trucks, rail cars, sea containers, generators, fluid tanks, marine vessels, diesel or electric powered generators (“gensets”), oil and gas wells, pipeline monitoring equipment, irrigation control systems and utility meters, in industries for transportation & distribution, heavy equipment, oil & gas, maritime and government. Additionally, the Company provides satellite Automatic Identification Service (“AIS”) data services to assist in vessel navigation and to improve maritime safety for government and commercial customers worldwide. The Company provides these services using multiple network platforms, including a constellation of 41 owned low-Earth orbit (“LEO”) satellites, 11 of which were placed into service on March 1, 2016, and accompanying ground infrastructure, as well as terrestrial-based cellular communication services obtained through reseller agreements with major cellular (Tier One) wireless providers. The Company also offers customer solutions utilizing additional satellite network service options that the Company obtains through service agreements entered into with multiple mobile satellite providers. The Company’s satellite-based customer solution offerings uses small, low power, mobile satellite subscriber communicators for remote asset connectivity, and the Company’s terrestrial-based solutions utilizes cellular data modems with subscriber identity modules (“SIMS”). The Company also resells service using the two-way Inmarsat satellite network to provide higher bandwidth, low-latency satellite products and services, leveraging the Company’s IsatDataPro (“IDP”) technology. The Company’s customer solutions provide access to data gathered over these systems via connections to other public or private networks, including the Internet. The Company provides what it believes is the most versatile, leading-edge M2M and IoT solutions to enable its customers to run their business more efficiently.

Note 2.    Summary of Significant Accounting Policies

Basis of Presentation

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). In the opinion of management, the financial statements as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013 include all adjustments (including normal recurring accruals) necessary for a fair presentation of the consolidated financial position, results of operations, comprehensive income and cash flows for the periods presented. The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned and majority-owned subsidiaries and investments in variable interest entities in which the Company is determined to be the primary beneficiary. All significant intercompany accounts and transactions have been eliminated in consolidation. The portions of majority-owned subsidiaries that the Company does not own are reflected as noncontrolling interests in the consolidated balance sheet. Noncontrolling interests in companies are accounted for by the cost method where the Company does not exercise significant influence over the investee. Investments in entities over which the Company has the ability to exercise significant influence but does not have a controlling interest are accounted for under the equity method of accounting. The Company considers several factors in determining whether it has the ability to exercise significant influence with respect to investments, including, but not limited to, direct and indirect ownership level in the voting securities, active participation on the board of directors, approval of operating and budgeting decisions and other participatory and protective rights. Under the equity method, the Company’s proportionate share of the net income or loss of such investee is reflected in the Company’s consolidated results of operations. Although the Company owns interests in companies that it accounts for pursuant to the equity method, the investments in those entities had no carrying value as of December 31, 2015 and 2014. The Company has no guarantees or other funding obligations to those entities, and the Company had no equity in the earnings or losses of those investees for the years ended December 31, 2015, 2014 and 2013.

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses at the date of the consolidated financial statements and during the reporting periods, and to disclose contingent assets and liabilities at the date of the consolidated financial statements. Actual results could differ from those estimates. The most significant estimates relate to recognition of revenue, allowances over accounts receivable, reserves over inventory balances, the recognition and measurement of assets acquired and liabilities assumed in business combinations at fair value, assessment of indicators of goodwill impairment, measurement of contingent considerations at fair value, determination of useful lives for the Company’s satellite network and other equipment and intangible assets, the assessment of expected cash flows used in evaluating long-lived assets, including intangible assets, for impairment, calculation of capitalized development costs, accounting for uncertainties in income tax positions, estimates associated with warranty costs and loss contingencies and the value of securities underlying stock-based compensation.

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

Contingent Consideration

The Company determines the acquisition date fair value of contingent consideration obligations based on a probability-weighted income approach derived from milestones estimates and a probability assessment with respect to the likelihood of achieving contingent obligations. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in FASB ASC Topic 820 “Fair Value Measurement.” At each reporting date, the contingent consideration obligation will be revalued to estimated fair value and changes in fair value will be reflected as income or expense in the Company’s consolidated statement of operations. Changes in the fair value of the contingent consideration obligations may result from changes in probability assumptions with respect to the likelihood of achieving the various contingent payment obligations. Adverse changes in assumptions utilized in the Company’s contingent consideration fair value estimates could result in an increase in the Company’s contingent consideration obligation and a corresponding charge to operating income.

Acquisition-related and integration costs

Acquisition-related and integration costs include professional services expenses and identifiable integration costs directly attributable to acquisitions. For the years ended December 31, 2015, 2014 and 2013, the Company incurred acquisition-related and integration costs of $4,803, $3,819 and $1,658, respectively. These costs were expensed as incurred and are reflected in acquisition-related and integration costs on the Company’s consolidated statements of operations.

Revenue recognition

The Company derives service revenues mostly from monthly fees for M2M and IoT connectivity services that consist of subscriber-based and recurring monthly usage fees for each subscriber communicator or SIM activated for use on its satellite network and the other satellite networks and cellular wireless networks that the Company resells to its resellers and direct customers. Usage fees charged to customers are based upon the amount, size and frequency of data transmitted by a customer, use of additional value-added services and the overall number of subscriber communicators and SIMS activated by each customer. Usage fees charged to the Company’s resellers are primarily based on the overall number of subscriber communicators and SIMS activated by the resellers and the total amount of data transmitted by their customers.

The Company also earns service revenues from optional extended warranty service agreements extending beyond the initial warranty period, typically one year, a one-time royalty fee relating to the manufacture of subscriber communicators under a manufacturing agreement and fees from providing engineering, technical and management support services to customers.

Revenues from the activation of both subscriber communicators and SIMS are initially recorded as deferred revenues and are, thereafter, recognized ratably over the term of the agreement with the customer, generally five years, which is the estimated life of the subscriber communicator. Revenues from extended warranty service agreements extending beyond the initial warranty period of one year are initially recorded as deferred revenues and are, thereafter, recognized ratably into income over the term of the agreements, generally two to five years. Revenues generated from royalties relating to the manufacture of subscriber communicators by third parties are recognized when the third party notifies the Company of the units it has manufactured and a unique serial number is assigned to each unit by the Company.

Product revenues are derived from sales of complete M2M and IoT telematics devices, modems or cellular wireless SIMS (for the Company’s terrestrial-communication services) to the Company’s resellers (i.e., the Company’s VARs, IVARs, SPs, DPs,

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts)

international licensees and country representatives) and direct customers. Product revenue is recognized when the products are shipped or when customers accept the products, depending on the specific contractual terms. Sales of subscriber communicators and SIMS are not subject to return and title and risk of loss pass to the customer generally at the time of shipment.

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

Costs of revenues

The Company operates its own LEO satellite network and accompanying ground equipment, including fifteen gateway earth stations, three AIS data reception earth stations, and three regional gateway control centers. The Company’s proprietary satellite-based communications system is typically characterized by high initial capital expenditures and relatively low marginal costs for providing service. The Company resells network connectivity for two other satellite networks and seven terrestrial network partners. Reselling network connectivity typically involves a cost for each device connected to the network system and the amount paid to each provider will vary. Costs of services is comprised of expenses to operate the Company’s network, such as payroll and related costs, including stock-based compensation, and usage fees to third-party networks.

The Company mostly sells M2M and IoT telematics devices and modems that the Company designs and builds with contract manufacturers. Costs of products includes the purchase price of subscriber communicators and SIMS sold, costs of warranty obligations, shipping charges, as well as operational costs of the Company’s employees and inventory management to fulfill customer orders.

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts)

Foreign currency translation

The Company has foreign operations where the functional currency is the local currency. For these operations, assets and liabilities are translated using end-of-period exchange rates and revenues, expenses and cash flows are translated using average rates of exchange. Equity is translated at the rate of exchange at the date of the equity transaction. Translation adjustments are recognized in stockholders’ equity as a component of accumulated other comprehensive income (loss). Foreign currency transaction gains and losses related to assets and liabilities that are denominated in a currency other than the functional currency are included in other income (expense) in the consolidated statements of operations. Foreign currency translation gains and losses related to operational expenses denominated in a currency other than the functional currency are included in SG&A in the consolidated statements of operations. For the years ended December 31, 2015 and 2014, the Company recorded a foreign currency translation gain of $413 and $207, respectively, and for the year ended December 31, 2013, the Company recorded a foreign currency translation loss of $32.

Fair value of financial instruments

The Company has no financial assets or liabilities that are measured at fair value on a recurring basis. However, if certain triggering events occur the Company is required to evaluate the non-financial assets for impairment and any resulting asset impairment would require that a non-financial asset be recorded at the fair value. FASB ASC Topic 820 “Fair Value Measurement Disclosure”, prioritizes inputs used in measuring fair value into a hierarchy of three levels: Level 1- unadjusted quoted prices for identical assets or liabilities traded in active markets, Level 2- inputs other than quoted prices included within Level 1 that are either directly or indirectly observable; and Level 3- unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions that market participants would use in pricing. The carrying value of the Company’s financial instruments, including cash, restricted cash, accounts receivable and accounts payable approximated their fair value due to the short-term nature of these items. The carrying value of the Company’s Secured Credit Facilities approximated its fair value due to the recent issuance and variable interest rate. The fair value of the Note payable-related party is de minimis.

Cash and cash equivalents

The Company considers all liquid investments with original maturities of three months or less, at the time of purchase, to be cash equivalents. At December 31, 2015, the Company had a cash balance of $27,077.

Cash held for acquisition

At December 31, 2014, the Company had $123,000 designated as cash held for acquisition, of which $122,500 was used to fund the SkyWave Acquisition in January 2015, and $500 was used towards working capital adjustments, pursuant to the working capital settlement arrangement as described in “Note 3 – Acquisitions.”

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

There were no customers with revenues greater than 10% of the Company’s consolidated total revenues for the year ended December 31, 2015.  For the year ended December 31, 2014, Caterpillar Inc. and Komatsu Ltd. comprised 12.4% and 10.6% of the Company’s consolidated total revenues, respectively. For the year ended December 31, 2013, Caterpillar Inc. and Komatsu Ltd. comprised of 17.3% and 12.1% of the Company’s consolidated total revenues, respectively.

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts)

The following table presents customers with accounts receivable greater than 10% of the Company’s consolidated accounts receivable for the periods shown:

	December 31,
	2015	2014
Walmart Stores, Inc.	*	15.0%
Caterpillar Inc.	11.6%	13.6%

* Balance is less than 10% of consolidated accounts receivable

As of December 31, 2015, the Company did not maintain in-orbit insurance coverage for its first generation satellites to address the risk of potential systemic anomalies, failures or catastrophic events affecting its satellite constellation. The Company maintains in-orbit insurance coverage over its ORBCOMM Generation 2 (“OG2”) satellites, as described in “Note 16 – Commitments and Contingencies.”

Inventories

Inventories are stated at the lower of cost or market, determined on a first-in, first-out basis. At December 31, 2015, inventory consisted primarily of $16,912 of finished goods and purchased parts to be utilized by its contract manufacturer and $3,800 of raw materials, net of inventory obsolescence. The Company reviews inventory quantities on hand and evaluates the realizability of inventories and adjusts the carrying value as necessary based on forecasted product demand. A provision is made for potential losses on slow moving and obsolete inventories when identified.

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

Assets under construction primarily consist of milestone payments pursuant to procurement agreements, which include the design, development, launch and other direct costs relating to the construction of the satellites and upgrades to the Company’s infrastructure and the Ground Component. Once these assets are placed in service they will be transferred to satellite network and then depreciation will be recognized using the straight-line method over the estimated lives of the assets. As a result of the six OG2 satellites being placed into service during the third quarter of 2014, the Company reclassified $82,725 of costs out of assets under construction and into satellite network on September 15, 2014, and began depreciating the satellites over a 10-year life. During the years ended December 31, 2015 and 2014, the Company recorded $6,957 and $2,431 of depreciation in connection with the satellites placed into service, respectively. The remaining 11 OG2 satellites launched on December 21, 2015 were not yet placed in service as of December 31, 2015.

The Company capitalized interest on its Initial Term Credit Facility, as defined below, during the construction period of its satellites and will begin depreciating these costs upon the satellites being placed into service. Capitalized interest is added to the cost of the satellites not yet in service. For the years ended December 31, 2015, 2014 and 2013, interest capitalized was $4,688, $4,713 and $4,562 respectively.

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

The Company’s satellite constellation and related assets, including satellites under construction, are evaluated as a single asset group whenever facts or circumstances indicate that the carrying value may not be recoverable. If indicators of impairment are identified, recoverability of long-lived assets is measured by comparing their carrying amount to the projected cash flows the assets are expected to generate.

Determining whether an impairment has occurred typically requires the use of significant estimates and assumptions, including the allocation of cash flows to assets or asset groups and, if required, an estimate of fair value for those assets or asset groups.

If a satellite were to fail during launch or while in orbit, the resulting loss would be charged to expense in the period it is determined that the satellite is not recoverable. The amount of any such loss would be reduced to the extent of insurance proceeds estimated to be received. An impairment loss of $12,748 related to one of the Company’s in-orbit OG2 satellites was recorded during the quarter ended June 30, 2015. During the year ended December 31, 2014, the Company lost contact with one of its AIS microsatellites and recorded an impairment charge of $605. See “Note 6 – Satellite Network and Other Equipment” for additional details relating to the impairment of these satellites.

Capitalized development costs for internal use

The Company capitalizes the costs of acquiring, developing and testing software to meet the Company’s internal needs. Capitalization of costs associated with software obtained or developed for internal use commences when both the preliminary project stage is completed and management has authorized further funding for the project, based on a determination that it is probable that the project will be completed and used to perform the function intended. Capitalized costs include only (1) external direct cost of materials and services consumed in developing or obtaining internal-use software, and (2) payroll and payroll-related costs for employees who are directly associated with and devote time to the internal-use software project. Capitalization of such costs ceases no later than the point at which the project is substantially complete and ready for its intended use. Internal use software costs are amortized once the software is placed in service using the straight-line method over periods ranging from three to seven years.

Capitalized development costs for external use

The Company capitalizes certain software development costs upon the establishment of technological feasibility. Technological feasibility is considered to have occurred upon completion of either a detail program design or a working model. Software development costs will be amortized over the estimated life of the project once it is has been released for commercial sale.

Capitalized patent defense costs

The Company capitalizes costs incurred in connection with the defense of a patent the Company owns when the defense against the alleged infringer is deemed probable of success, and the costs will increase the value of the patent.

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

The Company tests for an indication of goodwill impairment annually on November 30 or when an indicator of impairment exists, by comparing the fair value of the reporting unit to the carrying value of the reporting unit. If there is an indication of impairment, the Company performs a “step two” test to measure the impairment. There was no impairment of goodwill for the years ended December 31, 2015, 2014 and 2013.

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

During the quarter ended December 31, 2015, an impairment charge of $564 was recorded relating to certain intangible assets acquired as part of the SENS Acquisition. See “Note 8 – Goodwill and Intangible Assets” for additional information regarding this impairment charge.

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

The Company accounts for uncertainty in income tax positions using a two-step approach. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step is to measure the tax position at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

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

Pre-acquisition contingencies

The Company has evaluated pre-acquisition contingencies that existed as of the acquisition dates of the businesses acquired. If any pre-acquisition contingencies were acquired as part of the acquisition become probable and estimable, the Company will record

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts)

such amounts at fair market value in the measurement period or the Company’s results of operations after the measurement period, as applicable.

Stock-based compensation

The Company measures and recognizes stock-based compensation expense for equity-based payment awards made to employees and directors based on estimated fair values on the date of grant. For equity-based payment awards, the Company recognizes compensation expense over the service period, net of estimated forfeitures using the straight-line method. For awards with non-market performance conditions, an evaluation is made at the grant date and future periods as to the likelihood of the performance criteria being met. Compensation expense is adjusted for changes in the likelihood of achieving the performance condition until the vesting date. For liability-based awards with market performance conditions, compensation expense is revalued at the end of each quarter based on the awards fair value using the graded vesting attribution method over the vesting period.

Recent accounting pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09 “Revenue from Contracts with Customers” (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In July 2015, the FASB deferred the effective date of ASU No. 2014-09 for all entities by one year. As a result, the new standard is effective for the Company on January 1, 2018. Early adoption prior to the original effective date is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In April 2015, the FASB issued ASU No. 2015-03 “Interest - Imputation of Interest (Subtopic 835-30) – Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”), which is effective for the fiscal years beginning after December 15, 2015. ASU 2015-03 simplifies financial reporting by eliminating the different presentation requirements for debt issuance costs and debt discounts or premiums. The adoption of this standard, which will be applied retrospectively, is not expected to have a material impact on the Company’s results of operations.

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

In November 2015, the FASB issued ASU No. 2015-17 “Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”), which is effective for the fiscal years beginning after December 15, 2016. ASU 2015-17 requires an entity to classify all deferred tax assets, along with any valuation allowance, as noncurrent on the balance sheet. As a result, each jurisdiction will have one net noncurrent deferred tax asset or liability.  The adoption of this standard, which may be applied either prospectively or retrospectively, is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02 “Leases (Topic 842)” (“ASU 2016-02”), which is effective for the fiscal years beginning after December 15, 2018. ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. Early adoption is permitted. The Company is in the process of evaluating the effect that ASU 2016-02 will have on its consolidated financial statements and related disclosures, if any.

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts)

Note 3.    Acquisitions

2015 Business Development

WAM Technologies, LLC

On October 6, 2015, pursuant to an Asset Purchase Agreement entered into by a wholly owned subsidiary of the Company, WAM Technologies, LLC (“WAM”) and the individual owners of WAM (the “Sellers”), the Company completed the acquisition of substantially all of the assets of WAM for a consideration of $8,500, subject to net working capital adjustments, of which $1,100 was deposited in escrow in connection with certain indemnification obligations (the “WAM Acquisition”).

Preliminary Estimated Purchase Price Allocation

The transaction has been accounted for using the Acquisition Method.  The excess of the purchase price over the net assets was recorded as goodwill.  The preliminary allocation of the purchase price was based upon a preliminary valuation and estimates and assumptions are subject to change during the one year measurement period as they are finalized. The total consideration for the WAM Acquisition was $8,500 in a debt-free cash-free transaction. The preliminary estimated purchase price allocation for the acquisition is as follows:

Amount
Accounts receivable	$570
Property, plant and equipment	122
Intangible assets	4,810
Total identifiable assets acquired	5,502
Accounts payable and accrued expenses	202
Deferred revenues	7,326
Total liabilities assumed	7,528
Net identifiable assets acquired	(2,026)
Goodwill	10,526
Total preliminary purchase price	$8,500

Intangible Assets

The estimated fair value of the technology and trademark intangible assets was determined using the “relief from royalty method” under the income approach, which is a valuation technique that provides an estimate of the fair value of an asset based on the costs savings that are available through ownership of the asset by the avoidance of paying royalties to license the use of the assets from another owner (the “Technology and Trademark Valuation Technique”). The estimated fair value of the customer lists was determined using the “excess earnings method” under the income approach, which represents the total income to be generated by the asset. Some of the more significant assumptions inherent in the development of those asset valuations include the projected revenue associated with the asset, the appropriate discount rate to select in order to measure the inherent in each future cash flow stream, the assessment of each asset’s life cycle, as well as other factors (the “Customer List Valuation Technique”). The discount rate used to arrive at the present value at the acquisition date of the customer lists, technology and trademarks was 26%. The remaining useful lives of the technology and trademarks were based on historical product development cycles, the projected rate of technology migration and a market participant’s use of these intangible assets and the pattern of projected economic benefit of these intangible assets. The remaining useful lives of customer lists were based on the customer attrition and the projected economic benefit of these customers.

	Estimated Useful life (years)	Amount
Customer lists - one customer	10	$3,720
Customer lists - all other customers	11	600
Technology	10	450
Trademarks	2	40
		$4,810

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts)

Goodwill

The WAM Acquisition expands and strengthens the Company’s cold chain monitoring solutions, which include trailers, rail cars, gensets and sea containers. With the addition of WAM’s installed base, the Company is expected to become a leader in monitoring cargo shipments. These factors contributed to a preliminary estimated purchase price resulting in recognition of goodwill. The goodwill attributable to the acquisition is not deductible for tax purposes.

Indemnification Asset

In connection with the Asset Purchase Agreement, the Company entered into an escrow agreement with the Seller and an escrow agent.  Under the terms of the agreement, $1,100 was placed in an escrow account through December 2017 to fund any indemnification obligations to the Company under the Asset Purchase Agreement.

InSync Software, Inc.

On January 16, 2015, pursuant to a Share Purchase Agreement entered into by the Company, IDENTEC Group AG (“IDENTEC” or the “Seller”) and InSync Software, Inc. (“InSync”), the Company completed the acquisition of 100% of the outstanding shares of InSync from IDENTEC for an aggregate consideration of (i) $11,100 in cash, comprised of various components and subject to net working capital adjustments, of which $1,320 was deposited in escrow in connection with certain indemnification obligations; and (ii) additional contingent consideration of up to $5,000, payable in cash (the “InSync Acquisition”).

Purchase Price Allocation

The transaction has been accounted for using the Acquisition Method. The excess of the purchase price over the net assets was recorded as goodwill. During the year ended December 31, 2015, the Company recorded a measurement period adjustment related to the intangible asset valuation and other working capital accounts, which resulted in an increase in goodwill of $134. The total consideration for the InSync Acquisition was $11,642, of which $542 represents acquisition date contingent consideration at fair value, in a debt-free cash-free transaction. The preliminary estimated purchase price allocation for the acquisition is as follows:

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

Contingent Consideration

Additional consideration is conditionally due to the Seller upon achievement of certain financial milestones through January 2016. The fair value measurement of the contingent consideration obligation is determined using Level 3 unobservable inputs supported by little or no market activity based on the Company’s own assumptions. The estimated fair value of the contingent consideration was determined based on the Company’s preliminary estimates using the probability-weighted discounted cash flow approach. The Company recorded a reduction of the contingent liability of $542 in SG&A expense in the consolidated statement of operations for the year ended December 31, 2015.

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts)

Intangible Assets

The estimated fair value of the technology and trademark intangible assets was determined using the Technology and Trademark Valuation Technique. The estimated fair value of the customer lists was determined using the Customer List Valuation Technique. The discount rate used to arrive at the present value at the acquisition date of the customer lists, technology and trademarks was 15%. The remaining useful lives of the technology and trademarks were based on historical product development cycles, the projected rate of technology migration and a market participant’s use of these intangible assets and the pattern of projected economic benefit of these intangible assets. The remaining useful lives of customer lists were based on the customer attrition and the projected economic benefit of these customers.

	Estimated Useful life (years)	Amount
Customer lists	14	$5,056
Technology	10	632
Trademarks	4	100
		$5,788

Goodwill

The InSync Acquisition supports the Company’s strategy to provide the most complete set of applications and capabilities in the M2M and IoT industry, while broadening the Company’s market access to a wide range of industries. With the addition of InSync’s versatile, turn-key software applications, the Company enables its customers to rapidly build and deploy M2M and IoT enterprise solutions in core markets including transportation & distribution, cold chain, warehousing, supply chain, yard management, and manufacturing. These factors contributed to a purchase price resulting in recognition of goodwill. The goodwill recorded as part of the acquisition is partially related to the establishment of a deferred tax liability for the intangible assets which has no tax basis and, therefore, will not result in a future tax deduction. The goodwill attributable to the acquisition is not deductible for tax purposes.

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

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts)

Purchase Price Allocation

The transaction has been accounted for using the Acquisition Method. The excess of the purchase price over the net assets was recorded as goodwill. For the year ended December 31, 2015, the Company recorded a measurement period adjustment relating to working capital accounts and deferred tax liabilities, which resulted in a net decrease in goodwill of $969. The total consideration for the SkyWave Acquisition was $122,373 in a debt-free cash-free transaction. The purchase price allocation for the acquisition, net of the assets transferred to Inmarsat, is as follows:

Amount
Cash	$110
Accounts receivable	13,898
Inventory	1,335
Other current assets	2,180
Property, plant and equipment	4,769
Intangible assets	67,214
Other noncurrent assets	6,108
Total identifiable assets acquired	95,614
Accounts payable and accrued expenses	9,987
Deferred revenues	1,070
Other liabilities	1,168
Deferred tax liabilities	17,527
Total liabilities assumed	29,752
Net identifiable assets acquired	65,862
Goodwill	56,511
Total purchase price	$122,373

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
		$67,214

Goodwill

The SkyWave Acquisition furthers the Company’s strategy to provide the most complete set of options and capabilities in the industry. SkyWave’s distribution channels in South America, Asia and the Middle East, along with Inmarsat’s support, provide the Company with a broader global distribution and provides the Company access to new geographies in Eastern Europe and Asia while adding diverse vertical markets such as security and marine. The addition of SkyWave’s higher bandwidth, low-latency satellite products and services that leverage the IDP technology, which is now jointly owned by the Company and Inmarsat, also further expands the breadth of the Company’s solutions portfolio. These factors contributed to a purchase price resulting in the recognition of goodwill. The goodwill recorded as part of the acquisition is partially related to the establishment of a deferred tax liability for the intangible assets which has no tax basis and, therefore, will not result in a future tax deduction. The goodwill attributable to the acquisition is not deductible for tax purposes. In September 2015, the Company reached a conclusion to make the election under

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts)

Section 338(g) of the Internal Revenue Code (“IRC”) to treat the acquisition as a deemed asset sale. The election has been made prospectively and did not have an impact on the opening balance sheet.

Indemnification Asset

In connection with the Arrangement Agreement, the Company and its acquisition subsidiary entered into an escrow agreement with the representatives of certain SkyWave shareholders and an escrow agent. Under the terms of this escrow agreement, (i) $9,750 was placed in an indemnity escrow account to be held through March 31, 2016 to fund any indemnification obligations to the Company under the Arrangement Agreement; (ii) $850 was placed in a pre-closing tax escrow account through the date on which all applicable statutes of limitations (as the same may be extended or waived) for each pre-closing tax period ending on or after June 30, 2009 have expired to fund any indemnification obligations to the Company against any pre-close tax liabilities due; and (iii) $503 was placed in a working capital escrow account to fund any working capital obligations as described under the Arrangement Agreement. During the year ended December 31, 2015, the Company and the representative of the SkyWave shareholders agreed to a working capital settlement of $300, as well as tax liability settlements totaling $330, reducing the purchase price to $122,373.

2014 Business Development

Euroscan Holding B.V.

On March 11, 2014, pursuant to the Share Purchase Agreement entered into by the Company and MWL Management B.V., R.Q. Management B.V., WBB GmbH, ING Corporate Investments Participaties B.V. and Euroscan Holding B.V., as sellers (the “Share Purchase Agreement”), the Company completed the acquisition of 100% of the outstanding equity of Euroscan Holding B.V., including, indirectly, its wholly-owned subsidiaries Euroscan B.V., Euroscan GmbH Vertrieb Technischer Geräte, Euroscan Technology Ltd. and Ameriscan, Inc. (collectively, the “Euroscan Group” or “Euroscan”) for an aggregate consideration of (i) $29,163 (€20,999), on a debt free, cash free basis; (ii) issuance of 291,230 shares of the Company’s common stock, valued at $7.70 per share, which reflected the Company’s closing price on the acquisition date; and (iii) additional contingent considerations of up to $6,547, (€4,714), (the “Euroscan Acquisition”). As this acquisition was effective on March 11, 2014, the results of operations of Euroscan were included in the condensed consolidated financial statements beginning March 12, 2014.

Purchase Price Allocation

The transaction has been accounted for using the Acquisition Method. The excess of the purchase price over the net assets was recorded as goodwill. During the year ended December 31, 2014, the Company recorded a measurement period adjustment relating to accounts receivable and other working capital adjustments, which impacted goodwill by $674. The final purchase price allocation for the acquisition is as follows:

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

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts)

Contingent Consideration

Additional consideration is conditionally due to MWL Management B.V. and R.Q. Management B.V. upon achievement of financial and operational milestones through March 2017. The fair value measurement of the contingent consideration obligation is determined using Level 3 unobservable inputs supported by little or no market activity based on the Company’s own assumptions. The estimated fair value of the contingent consideration was determined based on the Company’s estimates using the probability-weighted discounted cash flow approach. During the year ended December 31, 2015, the Company paid $992 in connection with the achievement of one operational milestone. As of December 31, 2015 and 2014, the Company recorded $1,719 and $2,663 in other non-current liabilities, respectively, on the consolidated balance sheet in connection with the contingent consideration. As of December 31, 2014, the Company recorded $989 in accrued expenses on the consolidated balance sheet in connection with the contingent consideration. Changes in the fair value of the contingent consideration obligations are recorded in the consolidated statement of operations. For the years ended December 31, 2015 and 2014, the Company recorded a reduction in the contingent liability of $1,303 and $1,595, respectively to SG&A expenses in the consolidated statements of operations. In addition, for the year ended December 31, 2015 and 2014, charges of $307 and $439 were recorded in SG&A expenses for accretion associated with the contingent consideration, respectively.

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
		$17,400

Goodwill

The Euroscan Acquisition allows the Company to complement its North American Operations in M2M by adding a significant distribution channel in Europe and other key geographies where Euroscan has market share. These factors contributed to a preliminary estimated purchase price resulting in the recognition of goodwill. The goodwill recorded as part of the acquisition is partially related to the establishment of a deferred tax liability for the intangible assets which have no tax basis and, therefore, will not result in a future tax deduction. The goodwill attributable to the acquisition is not deductible for tax purposes. In October 2014, the Company reached a conclusion to make the election under Section 338(g) of the IRC to treat the acquisition as a deemed asset sale. The election has been made prospectively and did not have an impact on the opening balance sheet.

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

2013 Business Development

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

Purchase Price Allocation

The transaction has been accounted for using the Acquisition Method. The excess of the purchase price over the net assets was recorded as goodwill. The final purchase price allocation for the acquisition is as follows:

Inventory	$485
Intangible assets	1,270
Total identifiable assets acquired	1,755
Accounts payable and accrued expenses	8
Net identifiable assets acquired	1,747
Goodwill	231
Total purchase price	$1,978

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

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts)

Purchase Price Allocation

The transaction has been accounted for using the Acquisition Method. The excess of the purchase price over the net assets was recorded as goodwill. The final purchase price allocation for the acquisition is as follows:

Cash and cash equivalents	$1,204
Accounts receivable	343
Inventory	1,023
Other current assets	405
Equipment	13
Intangible assets	500
Total identifiable assets acquired	3,488
Accounts payable and accrued expenses	879
Deferred revenues	1,707
Warranty	45
Total liabilities assumed	2,631
Net identifiable assets acquired	857
Goodwill	2,047
Total purchase price	$2,904

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

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts)

Indemnification Asset

In connection with the GlobalTrak Asset Purchase Agreement, the Company entered into an escrow agreement with SPC and an escrow agent. Under the terms of this escrow agreement, $500 was placed in an escrow account for up to fifteen months to fund any indemnification obligations to the Company primarily relating for breaches of representations and warranties made by SPC. Under the terms of the escrow agreement, SPC would be entitled to receive one-half of the $500, less the aggregate amount of claims made by the Company against SPC within six months from April 3, 2013. In the event that the Company believed that an indemnity obligation of SPC had arisen under the GlobalTrak Asset Purchase Agreement, the Company would have the right to provide written notice to the escrow agent and SPC setting forth a description of the claim and the amount of cash to be distributed to the Company from the escrow account. In April 2014, the Company entered into an agreement with SPC to settle claims relating to breaches of representations and warranties under the GlobalTrak Asset Purchase Agreement. Under the terms of the agreement, SPC agreed to direct the third party escrow agent to release $167 from the escrow and distribute it to the Company. Following the settlement of indemnification claims, the Company notified the escrow agent to release the remaining funds from escrow and distribute them to SPC. As a result of the settlement, in April 2014 the Company decreased goodwill by $167.

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

Purchase Price Allocation

The transaction has been accounted for using the Acquisition Method. The excess of the purchase price allocation over the net assets was recorded as goodwill. The final purchase price allocation for the acquisition is as follows:

Accounts receivable	$363
Inventory	255
Other current assets	10
Intangible assets	3,460
Total identifiable assets acquired	4,088
Accrued expenses	238
Deferred revenues	346
Total liabilities assumed	584
Net identifiable assets acquired	3,504
Goodwill	2,900
Total purchase price	$6,404

Contingent Consideration

Additional consideration in connection with the MobileNet Acquisition is conditionally due to MobileNet for the achievement of certain service revenue milestones attributable to the MobileNet business. The Company estimated the fair value of the contingent earn-out amounts using a probability-weighted discount model and a discount rate of 18%. The Company recorded a reduction of the contingent liability of $18, $902 and $621 in SG&A expenses in the consolidated statement of operations in the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2014 the balance of the contingent liability, recorded in accrued expenses on the consolidated balance sheet, was $16. During the years ended December 31, 2015 and 2014, the Company recorded charges of less than $1 in SG&A for accretion associated with the contingent consideration.

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
		$3,460

Goodwill

The MobileNet Acquisition enables the Company to offer MobileNet’s complete fleet management solution directly to original equipment manufacturers, dealers and fleet owners. These factors contributed to a purchase price resulting in the recognition of goodwill. The acquired goodwill is deductible for income tax purposes.

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

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts)

Unaudited Pro Forma Results of Operation

During the year ended December 31, 2015, the Company acquired material businesses. The following tables present the unaudited pro forma consolidated operating results for the Company, as though the SkyWave Acquisition and WAM Acquisition had occurred as of the beginning of the prior annual reporting period. The unaudited pro forma results reflect certain adjustments related to past operating performance, the impact of the debt issued, acquisition costs and acquisition accounting adjustments, such as increased depreciation and amortization expense based on the fair valuation of assets acquired and the related tax effects. The pro forma results do not include any anticipated synergies which may be achievable subsequent to the acquisition date. Accordingly, such pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisition been completed on the dates indicated, nor are they indicative of the future operating results of the combined company:

	Year ended December 31, 2015
	As Reported	WAM Acquisition	Pro Forma
Net revenues	$178,293	$5,234	$183,527
Net (loss) income attributable to common shareholders	$(13,287)	$1,074	$(12,213)
Earnings per share:
Basic	$(0.19)		$(0.17)
Diluted	$(0.19)		$(0.17)

	Year ended December 31, 2014
	As Reported	SkyWave Acquisition	WAM Acquisition	Pro Forma
Net revenues	$96,242	$65,838	$5,655	$167,735
Net income attributable to common shareholders	$(4,721)	$(4,684)	$906	$(8,499)
Earnings per share:
Basic	$(0.08)			$(0.15)
Diluted	$(0.08)			$(0.15)

Note 4.    Stock-based Compensation

The Company’s share-based compensation plans consist of its 2006 Long-Term Incentives Plan (the “2006 LTIP”) and its 2004 Stock Option Plan. As of December 31, 2015, there were 1,949,400 shares available for grant under the 2006 LTIP.

For the years ended December 31, 2015, 2014 and 2013, the Company recognized stock-based compensation expense of $4,620, $3,610, and $2,973, respectively. For the years ended December 31, 2015, 2014 and 2013, the Company capitalized stock-based compensation of $195, $307, and $130, respectively. The Company has not recognized and currently does not expect to recognize in the foreseeable future, any tax benefit related to stock-based compensation as a result of the full valuation allowance on its net deferred tax assets and its net operating loss carryforwards generated in the U.S.

The following table summarizes the components of stock-based compensation expense in the condensed consolidated statements of operations for the years ended December 31, 2015, 2014 and 2013:

	Years ended December 31,
	2015	2014	2013
Cost of services	$525	$203	$303
Cost of product sales	45	53	114
Selling, general and administrative	3,655	3,135	2,316
Product development	395	219	240
Total	$4,620	$3,610	$2,973

As of December 31, 2015, the Company had unrecognized compensation costs for all share-based payment arrangements totaling $4,821.

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts)

2006 LTIP

The 2006 LTIP provides for grants and awards of stock options, stock appreciation rights (“SARs”), common stock, restricted stock, restricted stock units (“RSUs”), performance units and performance shares to directors and employees. The maximum number of shares available for grant is 9,714,827. Stock options granted pursuant to the 2006 LTIP Plan have a maximum term of 10 years. The SARs expire 10 years from the date of grant and may be payable in cash, shares of common stock or a combination of both upon exercise, as determined by the Compensation Committee. The 2006 LTIP is administrated by the Compensation Committee of the Company’s Board of Directors, which selects persons eligible to receive awards under the 2006 LTIP and determines the number, terms, conditions, performance measures and other provisions of the awards.

Time-Based Stock Appreciation Rights

A summary of the Company’s time-based SARs for the year ended December 31, 2015 is as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2015	3,853,367	$4.53
Granted	483,000	6.07
Exercised	(150,050)	4.03
Forfeited or expired	(77,133)	5.39
Outstanding at December 31, 2015	4,109,184	$5.22	5.66	$10,610
Exercisable at December 31, 2015	3,456,039	$5.16	4.97	$10,197
Vested and expected to vest at December 31, 2015	4,109,184	$5.22	5.66	$10,610

For the years ended December 31, 2015, 2014 and 2013, the Company recorded stock-based compensation expense of $2,194, $1,659  and $1,412 relating to these SARs, respectively. As of December 31, 2015, $1,023 of total unrecognized compensation cost relating to the SARs is expected to be recognized through August 2018.

The weighted-average grant date fair value of the SARs granted in 2015, 2014 and 2013 was $3.40, $3.97 and $3.31 and per share, respectively.

For the year ended December 31, 2015, the intrinsic value of the SARs exercised was $348.

Performance-Based Stock Appreciation Rights

A summary of the Company’s performance-based SARs for the year ended December 31, 2015 is as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2015	786,034	$5.51
Granted	8,000	5.65
Exercised	(15,100)	2.92
Forfeited or expired	(160)	5.65
Outstanding at December 31, 2015	778,774	$6.33	4.38	$2,177
Exercisable at December 31, 2015	774,774	$6.33	4.35	$2,170
Vested and expected to vest at December 31, 2015	778,774	$6.33	4.38	$2,177

For the years ended December 31, 2015, 2014 and 2013, the Company recorded stock-based compensation expense of $21, $47 and $247 relating to the performance-based SARs, respectively. As of December 31, 2015, $2 of total unrecognized compensation cost related to these SARs is expected to be recognized through March 2016.

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts)

The weighted-average grant date fair value of the performance-based SARs granted during the year ended December 31, 2015 was $3.32 per share. The weighted-average grant date fair value of the performance-based SARs granted during the year ended December 31, 2013 was $2.52 per share. There were no performance-based SARs granted during the year ended December 31, 2014.

For the year ended December 31, 2015, the intrinsic value of the performance-based SARs exercised was $69.

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

	Years ended December 31,
	2015	2014	2013
Risk-free interest rate	1.35% to 1.82%	1.77% to 1.94%	0.91% to 2.11%
Expected life (years)	6.0	6.0	5.5 and 6.0
Estimated volatility factor	62.7% to 64.6%	64.8% to 67.3%	67.6% to 69.9%
Expected dividends	None	None	None

Time-Based Restricted Stock Units

A summary of the Company’s time-based RSUs for the year ended December 31, 2015 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Balance at January 1, 2015	90,255	$6.66
Granted	366,004	6.63
Vested	(90,255)	7.04
Forfeited or expired	—	—
Balance at December 31, 2015	366,004	$6.63

For the years ended December 31, 2015, 2014 and 2013, the Company recorded stock-based compensation expense of $636, $592 and $357 related to the RSUs, respectively. As of December 31, 2015, $1,891 of total unrecognized compensation cost related to the RSUs is expected to be recognized through December 2016.

Performance-based Restricted Stock Units

A summary of the Company’s performance-based RSUs for the year ended December 31, 2015 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Balance at January 1, 2015	321,525	$6.41
Granted	340,094	6.64
Vested	(137,127)	6.09
Forfeited or expired	(25,123)	6.23
Balance at December 31, 2015	499,369	$6.66

For the years ended December 31, 2015, 2014 and 2013, the Company recorded stock-based compensation expense of $1,124 $914 and $633 related to the performance-based RSUs, respectively. As of December 31, 2015, the Company has $1,905 of total unrecognized compensation cost related to these RSUs, of which $538 is expected to be recognized through the first quarter of 2016 and $1,367 is expected to be recognized through the first quarter of 2017.

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

As of December 31, 2015, the compensation committee determined that the stock price performance targets was partially achieved for the fiscal year 2015, 2014 and 2013 performance targets.

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

	Years Ended December 31,
	2015	2014	2013
Risk-free interest rate	0.65% to 1.31%	0.25% to 1.10%	0.13% to 0.78%
Estimated volatility factor	34.0% to 38.0%	39.0% to 41.0%	40.0%
Expected dividends	None	None	None

For the years ended December 31, 2015, 2014 and 2013, the Company recorded stock-based compensation of $643, $398 and $324 relating to these MPUs, respectively.

In January 2015, the Company issued 54,801 shares of its common stock as form of payment in connection with MPUs for achieving the fiscal year 2013 and 2014 stock performance target.

In January 2014, the Company issued 33,594 shares of its common stock as a form of payment in connection with MPUs for achieving the fiscal year 2013 stock performance target.

Stock Options

Options granted under the 2006 LTIP or 2004 Stock Option Plan have a maximum term of 10 years and vest over a period determined by the Company’s Board of Directors (generally four years) at an exercise price per share determined by the Board of Directors at the time of grant. The 2004 Stock Option Plan expires 10 years from the effective date, or when all options have been granted, whichever is sooner. The Company did not grant stock options in 2015, 2014 or 2013.

During the year ended December 31, 2015, 50,000 stock options were exercised at a weighted-average exercise price of $4.88 per share and a total intrinsic value of $55. There are no stock options outstanding and available for exercise as of December 31, 2015.

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts)

Note 5.    Net Income (Loss) Attributable to ORBCOMM Inc. Common Stockholders

The Company accounts for earnings per share (“EPS”) in accordance with ASC Topic 260, “Earnings Per Share” (“ASC 260”) and related guidance, which requires two calculations of EPS to be disclosed: basic and diluted. The numerator in calculating basic and diluted EPS is an amount equal to the net (loss) income attributable to ORBCOMM Inc. common stockholders for the periods presented. The denominator in calculating basic EPS is the weighted average shares outstanding for the respective periods. The denominator in calculating diluted EPS is the weighted average shares outstanding, plus the dilutive effect of stock option grants, unvested SAR and RSU grants and shares of Series A convertible preferred stock for the respective periods. The following sets forth the basic calculations of EPS for the years ended December 31, 2015, 2014 and 2013 and the diluted calculations of EPS for the year ended December 31, 2013:

	Years ended December 31,
	2015	2014	2013
Net (loss) income attributable to ORBCOMM Inc. common stockholders	$(13,287)	$(4,721)	$4,540
Weighted average number of common shares outstanding:
Basic number of common shares outstanding	70,419	56,684	47,420
Dilutive effect of grants of stock options, unvested SAR’s and RSU’s and shares of Series A convertible preferred stock	—	—	1,350
Diluted number of common shares outstanding	70,419	56,684	48,770
Earnings per share:
Basic	$(0.19)	$(0.08)	$0.10
Diluted	$(0.19)	$(0.08)	$0.09

The following represents amounts not included in the above calculation of diluted EPS as their impact was anti-dilutive under the treasury stock method:

	Years Ended December 31,
(Shares in thousands)	2015	2014	2013
SAR’s	*	*	3,591
RSU’s	*	*	333
Stock Options	*	*	—

*	Not applicable due to the loss for the period.

The computation of net (loss) income attributable to ORBCOMM Inc. common stockholders for the years ended December 31, 2015, 2014 and 2013 is as follows:

	Years Ended December 31,
	2015	2014	2013
Net (loss) income attributable to ORBCOMM Inc.	$(13,251)	$(4,684)	$4,599
Preferred stock dividends on Series A convertible preferred stock	(36)	(37)	(59)
Net (loss) income attributable to ORBCOMM Inc. common stockholders	$(13,287)	$(4,721)	$4,540

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts)

Note 6.    Satellite Network and Other Equipment

Satellite network and other equipment consisted of the following:

	December 31,
	2015	2014
Land	$381	$381
Satellite network	104,088	116,444
Capitalized software	13,201	7,013
Computer hardware	4,027	2,761
Other	6,853	4,703
Assets under construction	147,288	81,099
	275,838	212,401
Less: accumulated depreciation and amortization	(45,868)	(31,780)
	$229,970	$180,621

During the years ended December 31, 2015, 2014 and 2013, the Company capitalized costs attributable to the design and development of internal-use software in the amount of $4,958, $2,777 and $1,754 respectively.

Depreciation and amortization expense for the years ended December 31, 2015, 2014 and 2013 was $15,371, $8,061 and $4,616, respectively. This includes amortization of internal-use software of $1,733, $969 and $611 for the years ended December 31, 2015, 2014 and 2013, respectively.

Assets under construction primarily consist of milestone payments pursuant to procurement agreements which includes the design, development, launch and other direct costs relating to the construction of the OG2 satellites and upgrades to its infrastructure and ground segment. Refer to “Note 16 — Commitments and Contingencies” for more information regarding the construction of the Company’s OG2 satellites.

On July 14, 2014, the Company launched six of its OG2 satellites aboard a Space Exploration Technologies Corp. (“SpaceX”) Falcon 9 launch vehicle. On September 15, 2014, following an in-orbit testing period, the Company initiated commercial service for the six OG2 satellites. The satellites provide both M2M and IoT messaging and AIS service for its global customers. As a result of the six satellites being placed into service, the Company reclassified $82,725 of costs out of assets under construction and into satellite network on September 15, 2014, and began depreciating the satellites over a 10-year life. During the years ended December 31, 2015 and 2014, the Company recorded $6,957  and $2,431 of depreciation in connection with the satellites placed into service, respectively.

During the year ended December 31, 2014, the Company recorded an impairment loss on one of the Company’s AIS satellites. Upon abandonment of the satellite on December 15, 2014, the Company no longer expects future cash flows to be generated from this asset. The impairment loss of $605 was determined based on the carrying value of the asset at the time of the impairment and was recorded in the statement of operations in the year ended December 31, 2014. As a result, the Company decreased the Satellite network by $1,477 and associated accumulated depreciation by $872 to write off and fully depreciate the asset.

In January 2015, the Company lost communication with one of its OG1 Plane D satellites. In the quarter ended March 31, 2015, the Company removed $137 from satellite network and accumulated depreciation, respectively, representing the fully depreciated value of the satellite. In September 2015, the satellite reestablished communication with the Company’s ground stations. There was no impact on the consolidated balance sheet for the reestablishment of communications with this satellite.

In June 2015, the Company lost communication with one of its in-orbit OG2 satellites. The Company recorded a non-cash impairment charge of $12,748 on the consolidated statement of operations in the quarter ended June 30, 2015 to write off the net book value of the satellite.  In addition, the Company decreased satellite network and other equipment and the associated accumulated depreciation on the consolidated balance sheet by $13,788 and $1,040, respectively.

On December 21, 2015, the Company launched the remaining 11 of its OG2 satellites aboard a SpaceX Falcon 9 launch vehicle. On March 1, 2016, following an in-orbit testing period, the Company initiated commercial service for the 11 OG2 satellites. The satellites provide both M2M and IoT messaging and AIS service for its global customers. These satellites were not in service as of December 31, 2015.

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts)

Note 7.    Restricted Cash

Restricted cash principally consists of the remaining cash collateral for a performance bond required by the U.S. Federal Communications Commission (“FCC”) in connection with the construction, launch and operation of the OG2 satellites that was authorized in the March 21, 2008 FCC Space License modification. Under the terms of the performance bond, the cash collateral will be reduced in increments of $1,000 upon completion of specified milestones. The Company certified completion of the fourth milestone and the FCC refunded the Company $1,000 in October 2014. Upon the launch of the remaining 11 OG2 satellites on December 21, 2015 and placement into operational service, the Company has satisfied the fifth milestone and expects to receive the final installment within the next twelve months. Accordingly, as of December 31, 2015, the remaining balance of restricted cash recorded as a current asset on the consolidated balance sheet is $1,000.

Note 8.    Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price of an acquired business over the estimated fair values of the underlying net tangible and intangible assets. Goodwill consisted of the following:

	2015	2014
Balance at January 1,	$39,870	$20,335
Additions through acquisitions	72,528	19,952
Measurement period adjustments	27	(417)
Balance at December 31,	$112,425	$39,870

During the year ended December 31, 2015, the following key items impacted goodwill:

•	The Company recognized goodwill of $56,511 in connection with the SkyWave Acquisition
•	The Company recognized goodwill of $5,491 in connection with the InSync Acquisition
•	The Company recognized goodwill of $10,526 in connection with the WAM Acquisition

During the year ended December 31, 2014, the following key items impacted goodwill:

•	The Company recognized goodwill of $19,952 in connection with the Euroscan Acquisition;
•	The Company reduced its warranty liabilities in connection with the GlobalTrak Acquisition and recognized a decrease in goodwill of $250; and
•

The Company recognized a decrease in goodwill of $167 in connection with an agreement entered into by the Company and SPC to settle claims relating to breaches of representation and warranties under the GlobalTrak Asset Purchase Agreement.

Goodwill is allocated to the Company’s one reportable segment which is its only reporting unit.

The Company’s intangible assets consisted of the following:

		December 31, 2015			December 31, 2014
	Useful life (years)	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Customer lists	5 - 14	$90,212	$(11,319)	$78,893	$21,850	$(2,939)	$18,911
Patents and technology	5 - 10	16,390	(4,090)	12,300	8,473	(2,259)	6,214
Trade names and trademarks	2 - 10	2,885	(906)	1,979	1,690	(481)	1,209
		$109,487	$(16,315)	$93,172	$32,013	$(5,679)	$26,334

At December 31, 2015, the weighted-average amortization period for the intangible assets is 10.3 years. At December 31, 2015, the weighted-average amortization periods for customer lists, patents and technology and trademarks are 10.5, 9.3 and 7.3 years, respectively.

During the quarter ended December 31, 2015, the Company noted anticipated revenue from SENS to be lower than originally forecasted. The fair value of trademark and technology intangible assets are determined based on the “relief from royalty method”,

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts)

under the income approach, which is a valuation technique that provides an estimate of the fair value of an asset based on the costs savings that are available through ownership of the asset by the avoidance of paying royalties to license the use of the assets from another owner. This method is comprised of applying an estimated royalty rate to projected revenues. The estimated fair value of the customer lists is determined using the “excess earnings method” under the income approach, which represents the total income to be generated by the asset. Some of the more significant assumptions inherent in the development of those asset valuations include the projected revenue associated with the asset, the appropriate discount rate to select in order to measure the risk inherent in each future cash flow stream, the assessment of each asset’s life cycle, as well as other factors. As a result, and in accordance with FASB ASC 360 “Impairment and Disposal of Long-Lived Assets,” the Company adjusted the carrying amount of the SENS trademark, technology and customer list intangible assets to a fair value of $0, $30 and $280, respectively. As a result, the Company recorded an impairment charge of $564 as part of depreciation and amortization in the consolidated statement of operations for the year ended December 31, 2015.

Amortization expense for the years ended December 31, 2015, 2014 and 2013 was $10,636, $2,795 and $1,385, respectively.

Estimated amortization expense for intangible assets is as follows:

Years ending December 31,
2016	$10,927
2017	10,781
2018	10,728
2019	10,691
2020	10,201
Thereafter	39,844
$93,172

Note 9.    Accrued Liabilities

The Company’s accrued liabilities consisted of the following:

	December 31,	December 31,
	2015	2014
Accrued compensation and benefits	$7,082	$4,453
Warranty	2,321	1,470
Corporate income tax payable	204	455
Contingent earn-out amount	—	1,115
AIS deployment and license agreement	—	8
Accrued satellite network and other equipment	1,642	1,188
Accrued inventory purchases	1,676	—
Milestone payable	3,185	5,460
Accrued interest expense	1,017	1,083
Accrued acquisition-related and integration costs	—	417
Accrued credit facility financing fees	—	734
Accrued airtime charges	834	—
Other accrued expenses	6,225	3,953
	$24,186	$20,336

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts)

For the years ended December 31, 2015 and 2014, changes in accrued warranty obligations consisted of the following:

	December 31,
	2015	2014
Balance at January 1,	$1,470	$2,199
Warranty liabilities assumed from acquisitions	450	96
Amortization of fair value adjustment of warranty liabilities acquired through acquisitions	(12)	(164)
Reduction of warranty liabilities assumed in connection with acquisitions	(174)	(720)
Warranty expense	827	692
Warranty charges	(240)	(633)
Balance at December 31,	$2,321	$1,470

Note 10.    Deferred Revenue

Deferred revenues consisted of the following:

	December 31,
	2015	2014
Service activation fees	$10,800	$3,411
Prepaid services	2,624	2,509
Prepaid product revenues	—	15
Extended warranty revenues	252	169
	13,676	6,104
Less current portion	(7,652)	(3,525)
Long-term portion	$6,024	$2,579

Note 11.    Note Payable — Related Party

In connection with the acquisition of a majority interest in Satcom in 2005, the Company recorded an indebtedness to OHB Technology A.G. (formerly known as OHB Teledata A.G.), a stockholder of the Company. At December 31, 2015 and 2014, the principal balance of the note payable was €1,138 and it had a carrying value of $1,241 and $1,389, respectively. The carrying value was based on the note’s estimated fair value at the time of acquisition. The difference between the carrying value and principal balance was being amortized to interest expense over the estimated life of the note of six years which ended in September 30, 2011. This note does not bear interest and has no fixed repayment term. Repayment will be made from the distribution profits, as defined in the note agreement, of ORBCOMM Europe LLC, a wholly owned subsidiary of the Company. The note has been classified as long-term and the Company does not expect any repayments to be required prior to December 31, 2016.

Note 12.    Note Payable

Secured Credit Facilities

On September 30, 2014, the Company entered into a credit agreement (the “Credit Agreement”) with Macquarie CAF LLC (“Macquarie” or the “Lender”) in order to refinance the Company’s Senior Notes. Pursuant to the Credit Agreement, the Lender provided secured credit facilities (the “Secured Credit Facilities”) in an aggregate amount of $160,000 comprised of (i) a term loan facility in an aggregate principal amount of up to $70,000 (the “Initial Term Loan Facility”); (ii) a $10,000 revolving credit facility (the “Revolving Credit Facility”); (iii) a term loan facility in an aggregate principal amount of up to $10,000 (the “Term B2 Facility”), the proceeds of which were drawn and used on January 16, 2015 to partially finance the InSync Acquisition; and (iv) a term loan facility in an aggregate principal amount of up to $70,000 (the “Term B3 Facility”), the proceeds of which were drawn on December 30, 2014 and used on January 1, 2015 to partially finance the SkyWave Acquisition. Proceeds of the Initial Term Loan Facility and Revolving Credit Facility were funded on October 10, 2014 and were used to repay in full the Company’s Senior Notes and pay certain related fees, expenses and accrued interest, as well as for general corporate purposes.

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

In connection with entering into the Credit Agreement, and the subsequent funding of the Initial Term Loan Facility, Revolving Credit Facility, Term B2 Facility and the Term B3 Facility, the Company incurred debt issuance costs of approximately $194 during the year ended December 31, 2015 and approximately $4,287 during the year ended December 31, 2014. For the year ended December 31, 2015, amortization of the debt issuance costs was $1,138. For the years ended December 31, 2015 and 2014, the Company capitalized all of the interest expense and amortization of the debt issuance costs associated with the Initial Term Loan Facility and Revolving Credit Facility to construction of the OG2 satellites.

At December 31, 2015, no amounts were outstanding under the Revolving Credit Facility. The net availability under the Revolving Credit Facility was $10,000.

As of December 31, 2015, the Company was in compliance with all financial covenants.

$45,000 9.5% Senior Notes

On January 4, 2013, the Company issued $45,000 aggregate principal amount of Senior Notes (“Senior Notes”) due January 4, 2018. Interest was payable quarterly at a rate of 9.5% per annum. The Senior Notes were secured by a first priority security interest in substantially all of the Company’s and its subsidiaries’ assets. The covenants in the Senior Notes limited the Company’s ability to, among other things, (i) incur additional indebtedness and liens; (ii) sell, transfer, lease or otherwise dispose of the Company’s or subsidiaries assets; or (iii) merge or consolidate with other companies. The Company was also required to obtain launch and one year in-orbit insurance for the OG2 satellites under the terms of the Senior Notes. The Company was also required to comply with a maintenance covenant of either having available liquidity of $10,000 (the sum of (a) cash and cash equivalents plus (b) the total amount available to be borrowed under a working capital facility) or a leverage ratio (consolidated total debt to consolidated adjusted EBITDA, adjusted for stock-based compensation, certain other non-cash items and other agreed upon other charges) of not more than 4.5 to 1.0. In connection with the issuance of the Senior Notes, the Company incurred approximately $1,390 of debt issuance costs. For the years ended December 31, 2014 and 2013, amortization of the debt issuance costs was $209 and $265, respectively. For the years ended December 31, 2014 and 2013, the Company capitalized all of the interest expense and amortization of the debt issuance costs to construction of the OG2 satellites.

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

Series A convertible preferred stock

The Company currently has 1,000,000 shares of Series A convertible preferred stock authorized. As part of the purchase price for the acquisition of StarTrak in 2011, the Company issued 183,550 shares of Series A convertible preferred stock, of which 35,759 shares remain outstanding as of December 31, 2015.

Key terms of the Series A convertible preferred stock are as follows:

Dividends

Holders of the Series A convertible preferred stock are entitled to receive a cumulative 4% dividend annually (calculated on the basis of the redemption price of $10.00 per share) payable quarterly in additional shares of the Series A convertible preferred stock. During the years ended December 31, 2015 and 2014, the Company issued dividends in the amount of 3,665 and 3,769 shares to the holders of the Series A Convertible preferred stock, respectively. As of December 31, 2015, dividends in arrears was $4.

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

Common Stock

At December 31, 2015, the Company has reserved 7,702,729 shares of common stock for future issuances related to employee stock compensation plans.

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

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts)

Note 14.    Segment Information

The Company operates in one reportable segment, M2M data communications. Other than satellites in orbit, goodwill and intangible assets, long-lived assets outside of the United States are not significant. The Company’s foreign exchange exposure is limited as approximately 95% of the Company’s consolidated revenue is collected in US dollars. The following table summarizes revenues on a percentage basis by geographic regions, based on the country in which the customer is located.

	Years ended December 31,
	2015	2014	2013
United States	64%	76%	84%
South America	13%	—	—
Japan	2%	6%	8%
Europe	19%	14%	—
Other	2%	4%	8%
	100%	100%	100%

Note 15.    Income Taxes

The following is a summary of the Company’s provision for income taxes for the years ended December 31, 2015, 2014 and 2013:

	December 31,
	2015	2014	2013
Current
Federal	$—	$(10)	$36
State	155	29	198
International	243	704	376
Total	398	723	610
Deferred:
Federal	(6,256)	(1,570)	1,363
State	(455)	(214)	335
International	251	(285)	35
Valuation allowance	7,287	1,754	(1,048)
Total	827	(315)	685
Income taxes	$1,225	$408	$1,295

United States and foreign income (loss) before income taxes for the years ended December 31, 2015, 2014 and 2013 is as follows:

	Years ended December 31,
	2015	2014	2013
United States	$(17,877)	$(5,990)	$4,634
Foreign	6,103	1,873	1,420
Total	$(11,774)	$(4,117)	$6,054

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts)

The components of net deferred tax assets (liabilities) are as follows:

	December 31,
	2015	2014
Deferred tax assets:
Current deferred tax assets:
Deferred revenues	$1,287	$1,280
Allowance for doubtful accounts	1,339	1,173
Inventory	865	396
Deferred compensation	—	477
Bonus accruals	1,163	82
Vacation accrual	219	184
Deferred rent	77	59
Warranty accrual	576	419
Installment sale note receivable	—	9
Other	(8)	8
Total current deferred tax assets	5,518	4,087
Non-current deferred tax assets:
Acquisition related costs	605	1,158
Deferred revenues	1,271	930
Deferred compensation	4,807	3,546
Deferred rent	1,025	1,070
Accrued expenses	444	299
Satellite network and other property	2,329	—
Installment sale note receivable	—	576
Foreign tax credit	4,398	1,646
Alternative minimum tax credit	325	329
Tax loss carryforwards and credits	5,089	1,913
Total non-current current deferred tax assets	20,293	11,467
Total deferred tax assets	25,811	15,554
Current deferred tax liabilities:
Accrued expenses	(482)	—
Total current deferred tax liabilities	(482)	—
Non-current deferred tax liabilities:
Satellite network and other property	—	(2,134)
Intangible Assets	(20,993)	(3,586)
Goodwill	(2,196)	(1,752)
Total non-current current deferred tax liabilities	(23,189)	(7,472)
Total deferred tax liabilities	(23,671)	(7,472)
Net deferred tax assets before valuation allowance	2,140	8,082
Less valuation allowance	(20,200)	(12,913)
Net deferred tax asset (liabilities)	(18,060)	(4,831)
Deferred tax assets, current	508	814
Deferred tax assets, non-current	—	1,827
Deferred tax liabilities, current	(128)
Deferred tax liabilities, non-current	(18,440)	(7,472)
Net deferred tax assets (liabilities)	(18,060)	(4,831)

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts)

Income taxes differs from the amount computed by applying the statutory U.S. Federal income tax rate because of the effect of the following items:

	Years Ended December 31,
	2015	2014	2013
Income tax expense at U.S. statutory rate of 34%	$(4,003)	$(1,400)	$2,063
State income taxes, net of federal benefit	(353)	(195)	466
Effect of foreign subsidiaries	(687)	163	7
Foreign tax credit	(669)	—	—
Permanent items in connection with the purchase of Euroscan	—	219	—
Permanent items for the fair value adjustment of the Euroscan contingent consideration	—	(390)	—
Other	(350)	257	(193)
Change in valuation allowance	7,287	1,754	(1,048)
Income tax	$1,225	$408	$1,295

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

As of December 31, 2015 and 2014, the Company maintained a valuation allowance against all of its net deferred tax assets, excluding goodwill, attributable to operations in the United States and all other foreign jurisdictions, except for Japan, as the realization was not considered more likely than not.

The net change in the total valuation allowance for the years ended December 31, 2015, 2014 and 2013 was $7,287, $1,754 and $1,048, respectively.

The Company recognizes tax benefits associated with the exercise of SARs and stock options and vesting of RSUs directly to stockholders’ equity only when the tax benefit reduces income tax payable on the basis that a cash tax savings has occurred. Accordingly, deferred tax assets are not recognized for net operating loss carryforwards resulting from tax benefits. As of December 31, 2015 and 2014, the Company has not recognized in its deferred tax assets an aggregate of $5,943 and $6,063 of windfall tax benefits associated with the exercise of SARs and stock options and the vesting of RSUs, respectively.

At December 31, 2015 and December 31, 2014, the Company had potentially utilizable federal and state net operating loss tax carryforwards of $18,427 and $10,019, respectively. The net operating loss carryforwards expire at various times through 2034. At December 31, 2015 and December 31, 2014, the Company had potentially utilizable foreign net operating loss carryforwards of $5,932 and $5,642, respectively. The foreign net operating loss carryforwards expire on various dates through 2035.

The utilization of the Company’s net operating losses may be subject to a substantial limitation due to the “change of ownership provisions” under Section 382 of the Internal Revenue Code and similar state provisions. Such limitation may result in the expiration of the net operating loss carryforwards before their utilization.

As of December 31, 2015, the Company has not provided deferred income taxes on the undistributed earnings of its foreign subsidiaries. The amount of such earnings was $8,375. These earnings have been permanently reinvested and the Company does not plan to initiate action that would precipitate the payment of income taxes thereon. It is not practicable to estimate the amount of additional tax that might be payable on these undistributed earnings.

During the years December 31, 2015, 2014 and 2013, the Company recorded no significant unrecognized tax benefits. Due to the existence of the Company’s valuation allowance, the uncertain tax benefits if recognized would not impact the Company’s effective income tax rate. The Company is subject to U.S. federal and state examinations by tax authorities from 2012. The Company does not expect any significant changes to its unrecognized tax positions during the next twelve months.

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts)

No interest and penalties related to uncertain tax positions were accrued at December 31, 2015, 2014 and 2013.

The following table is a reconciliation of the beginning and ending amount of unrecognized tax benefits:

	2015	2014	2013
Balance at January 1,	$775	$775	$775
Additions for tax positions related to prior years	—	—	—
Additions for tax positions	—	—	—
Reductions for tax positions of prior years	—	—	—
Settlements	—	—	—
Balance at December 31,	$775	$775	$775

As of December 31, 2015 and 2014, the unrecognized tax benefits have been recorded as a reduction to the Company’s federal and state net operating loss tax carryforwards in deferred tax assets.

Note 16.    Commitments and Contingencies

OG2 satellite commitments

On May 5, 2008, the Company entered into a procurement agreement with Sierra Nevada Corporation (“SNC”) pursuant to which SNC constructed the Company’s eighteen OG2 satellites (the “Initial Satellites”). Under the agreement, SNC also provided launch support services, a test satellite (excluding the mechanical structure), a satellite software simulator and the associated ground support equipment.

On August 23, 2011, the Company and SNC entered into a definitive First Amendment to the procurement agreement (the “First Amendment”). The First Amendment amends certain terms of the procurement agreement and supplements or amends five separate task order agreements, between May 20, 2010 and December 15, 2010. Between July 3, 2012 and April 18, 2014, the Company and SNC entered into five additional task order agreements for additional costs up to $2,700.

On March 20, 2014, the Company and SNC entered into a definitive Second Amendment to the procurement agreement (the “Second Amendment”). The Second Amendment amends certain terms of the procurement agreement dated May 5, 2008, as amended by the First Amendment and supplemented by nine separate Task Orders entered into prior to that date (collectively, “Task Orders #1-9”). The Second Amendment modifies the number of satellites in each shipset to reflect the actual number of satellites to be launched in each of the two missions. The Second Amendment also modifies the payment milestone schedule under the First Amendment but does not change the total contract price (excluding optional satellites and costs under Task Orders #1-9) of $117,000. As of December 31, 2015, the Company has remaining operational milestone payments of $8,255, of which $3,185 was paid in January 2016 and the remainder of which will be payable subject to successful completion during the year ended December 31, 2016.

On December 21, 2012, the Company and SpaceX entered into a Launch Services Agreement (the “Falcon 9 Agreement”) pursuant to which SpaceX provided launch services (the “Launch Services”) for the carriage into LEO of up to 17 OG2 satellites. Under the Falcon 9 Agreement, SpaceX also provided to the Company satellite-to-launch vehicle integration and launch support services, as well as certain related optional services. The total price under the Falcon 9 Agreement (excluding any optional services) is $42,600 subject to certain adjustments, which reflects pricing agreed under the 2009 agreement for Launch Services. The amounts due under the Falcon 9 Agreement were paid by the Company in installments from the date of execution of the Falcon 9 Agreement through the performance of each Launch Service.

On April 13, 2015, the Company and SpaceX entered into Amendment #1 to the Falcon 9 Agreement (the “First LSA Amendment”).  The First LSA Amendment amends certain terms of the Falcon 9 Agreement dated December 21, 2012 applicable to the second launch period including (i) the milestone payment schedule related to the second launch, but does not change the total contract price of $42,600 and (ii) establishing a launch window for the second launch, as well as modifying other terms and conditions relating to the second launch as originally set forth in the Falcon 9 Agreement. As of December 31, 2015, the Company has remaining milestone payments of $1,246, which was paid in full in January 2016.

In April 2014, the Company obtained launch and one year from launch in-orbit insurance for the OG2 satellite program. For the first launch of six satellites, the Company obtained (i) a maximum total of $66,000 of launch plus one year in-orbit insurance coverage; and (ii) $22,000 of launch vehicle flight only insurance coverage (“Launch One”). The total premium cost for Launch One

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts)

was $9,953. For the second launch of eleven satellites, the Company obtained (i) a maximum total of $120,000 of launch plus one year in-orbit insurance coverage; and (ii) $22,000 of launch vehicle flight only insurance coverage (“Launch Two”). The total premium cost for Launch Two is $16,454. In April 2014, the Company paid the total premium for Launch One and 5% of the total premium for Launch Two, with the balance of the premium cost for Launch Two paid in December 2015. The majority of the premium payments are recorded as satellite network and other equipment, net in the consolidated balance sheet as of December 31, 2015.

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

On July 14, 2014, the Company launched six of its OG2 satellites aboard a SpaceX Falcon 9 launch vehicle. On September 15, 2014, following an in-orbit testing period, the Company initiated commercial service for the six OG2 satellites. The satellites provide both M2M and IoT messaging and AIS service for its global customers.

In June 2015, the Company lost communication with one of its in-orbit OG2 satellites. The Company recorded a non-cash impairment charge of $12,748 on the consolidated statement of operations to write off the net book value of the satellite.  In addition, the Company decreased satellite network and other equipment and the associated accumulated depreciation on the consolidated balance sheet by $13,788 and $1,040, respectively.

The Company notified its in-orbit insurers that the loss of the OG2 satellite resulted in a constructive total loss of that satellite. Under the insurance terms mentioned above, this satellite will be the first of the three satellite deductible in the aggregate for both Launch One and Launch Two, under which no claim is payable.

On July 14, 2015, the Company obtained an additional one year in-orbit insurance for the five OG2 satellites currently in-orbit for a maximum total of $40,000. The additional in-orbit coverage took effect on July 15, 2015, following the end of the coverage period for the initial launch and one year in-orbit insurance for Launch One. This additional policy contains a one satellite deductible across the five in-orbit OG2 satellites whereby claims are payable in excess of the first satellite that is a total loss or constructive total loss. The policy is also subject to a specific exclusion for losses that have resulted from an anomaly with the same signatures as the initial OG2 satellite loss. There are other specified exclusions and material change limitations customary in the industry which include losses resulting from war, antisatellite devices, insurrection, terrorist acts, government confiscation, radioactive contamination, electromagnetic interference, loss of revenue and third party liability.

On December 21, 2015, the Company launched the remaining 11 OG2 satellites aboard a SpaceX Falcon 9 launch vehicle. On March 1, 2016, following an in-orbit testing period, the Company initiated commercial service on these OG2 satellites, which are both M2M and IoT messaging and AIS services for the Company’s global customers.

Airtime credits

In 2001, in connection with the organization of ORBCOMM Europe and the reorganization of the ORBCOMM business in Europe, the Company agreed to grant certain country representatives in Europe approximately $3,736 in airtime credits. The Company has not recorded the airtime credits as a liability for the following reasons: (i) the Company has no obligation to pay the unused airtime credits if they are not utilized; and (ii) the airtime credits are earned by the country representatives only when the Company generates revenue from the country representatives. The airtime credits have no expiration date. Accordingly, the Company is recording airtime credits as services are rendered and these airtime credits are recorded net of revenues from the country representatives. For the years ended December 31, 2015, 2014 and 2013 airtime credits used totaled approximately $29, $30, and $31, respectively. As of December 31, 2015 and 2014 unused credits granted by the Company were approximately $2,038 and $2,067, respectively.

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts)

Operating leases

The Company leases office, storage and other facilities under agreements classified as operating leases which expire through 2024. Future minimum lease payments, by year and in the aggregate, under non-cancelable operating leases with initial or remaining terms of one year or more as of December 31, 2015 are as follows:

Years ending December 31,
2016	$2,762
2017	2,874
2018	2,865
2019	2,768
2020	2,446
Thereafter	5,594
$19,309

Rent expense for the years ended December 31, 2015, 2014 and 2013 was approximately $2,692, $2,384 and $2,554, respectively, and is recognized on a straight line basis over the lease term.

Agreements with carrier data providers

The Company has contractual minimum payments under the terms of its agreements with certain carrier data providers. Future minimum payments, based on the number of subscribers as of December 31, 2015, for the years ended December 31, 2016, 2017, 2018, 2019 and 2020 are $6,854, $7,424, $5,814, $3,761 and $3,761, respectively.

Agreement with vendor parts supplier

The Company has contractual minimum payments under the terms of its agreements with a vendor parts supplier.  Future minimum payments for the years ended December 31, 2016, 2017, 2018 and 2019 are $520, $1,017, $1,950 and $1,058, respectively.

Litigation

From time to time, the Company is involved in various litigation matters involving ordinary and routine claims incidental to its business. Management currently believes that the outcome of these proceedings, either individually or in the aggregate, will not have a material adverse effect on the Company’s business, results of operations or financial condition.

Note 17.    Employee Incentive Plans

The Company maintains a 401(k) plan. All employees who have been employed for three months or longer are eligible to participate in the plan. Employees may contribute up to 15% of eligible compensation to the plan, subject to certain limitations. The Company has the option of matching up to 50% of the amount contributed by each employee up to 6% of employee’s compensation. In addition, the plan contains a discretionary contribution component pursuant to which the Company may make an additional annual contribution. Contributions vest over a five-year period from the employee’s date of employment. For the years ended December 31, 2015, 2014 and 2013, the Company made $488, $484 and $350 in contributions, respectively.

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts)

Note 18.    Supplemental Disclosure of Noncash Investing and Financing Activities

	Years ended December 31,
	2015	2014	2013
Investing activities:
Acquisition-related contingent consideration	$542	$4,809	$1,539
Common stock issued in connection with the acquisition of businesses	—	2,243	1,634
Capital expenditures incurred not yet paid	3,874	9,081	407
Stock-based compensation included in capital expenditures	195	307	130
Unpaid debt issuance costs included in accrued liabilities	—	734	—
Unpaid share issuance cost included in accrued liabilities	—	60	—
Capitalized interest expense included in accrued liabilities	894	1,389	—
Gateway and components recorded in inventory in prior years which were used for construction under satellite network and other equipment	—	—	175
Financing activities:
Common stock issued as form of payment for MPUs	358	213	—
Series A convertible preferred stock dividend paid in kind	36	37	59

Note 19.    Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2015
Revenues	$42,330	$44,883	$46,084	$44,996
(Loss) income from operations	(1,277)	(11,566)	3,193	2,435
Net (loss) income attributable to ORBCOMM Inc.	(2,873)	(12,208)	1,591	239
Net (loss) income per common share-basic:
Net (loss) income attributable to ORBCOMM Inc.	(0.04)	(0.17)	0.02	0.00
Net (loss) income per common share-diluted
Net (loss) income attributable to ORBCOMM Inc.	(0.04)	(0.17)	0.02	0.00
Weighted-average shares outstanding (in thousands):
Basic	70,238	70,427	70,460	70,546
Diluted	70,238	70,427	71,918	72,209

2014
Revenues	$19,350	$24,298	$23,126	$29,468
(Loss) income from operations	(215)	1,794	75	(3,260)
Net (loss) income attributable to ORBCOMM Inc.	(431)	1,403	(33)	(5,623)
Net (loss) income per common share-basic:
Net (loss) income attributable to ORBCOMM Inc.	(0.01)	0.03	(0.00)	(0.09)
Net (loss) income per common share-diluted
Net (loss) income attributable to ORBCOMM Inc.	(0.01)	0.02	(0.00)	(0.09)
Weighted-average shares outstanding (in thousands):
Basic	53,213	55,199	55,247	62,984
Diluted	53,213	56,780	55,247	62,984

Schedule II — Valuation and Qualifying Accounts

	Col. B	Col. C					Col. E
Description	Balance at Beginning of the Period	Charged to Costs and Expenses	Charged to Other Accounts		Col. D Deductions		Balance at End of the Period
	(Amounts in thousands)
Year ended December 31, 2015
Allowance for doubtful receivables	$706	226	301	(1)	—		$1,233
Deferred tax asset valuation allowance	$12,913	7,287	—	(2)	—	(3)	$20,200
Year ended December 31, 2014
Allowance for doubtful receivables	$279	403	24	(1)	—		$706
Deferred tax asset valuation allowance	$11,235	1,718	(40)	(2)	—	(3)	$12,913
Year ended December 31, 2013
Allowance for doubtful receivables	$300	157	(51)	(1)	(127)		$279
Deferred tax asset valuation allowance	$12,204	(1,048)	21	(2)	58	(3)	$11,235

(1)	Amounts relate to write-offs net of recoveries.
(2)	Amounts relate to differences in foreign exchange rates.
(3)	Amounts relate to deferred tax assets acquired in acquisitions.

Exhibit Index

Exhibit No.	Description	Page No.
3.1	Restated Certificate of Incorporation of the Company, filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, is incorporated herein by reference.
3.2	Amended Bylaws of the Company, filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, is incorporated herein by reference.
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

†10.2.1

Launch Services Agreement, dated December 21, 2012 between the Company and Space Exploration Technologies Corporation, filed as Exhibit 10.2 to Amendment No. 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, is incorporated herein by reference.

†10.2.2

Amendment #1 dated as of April 13, 2015 to the Launch Services Agreement dated December 21, 2012 between the Company and Space Exploration Technologies Corporation, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, is incorporated herein by reference.

10.3

Form of Indemnification Agreement between the Company and the executive officers and directors of the Company, filed as Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference.

10.4	Schedule identifying agreements substantially identical to the form of Indemnification Agreement constituting Exhibit 10.4 hereto.
*10.5	2004 Stock Option Plan, filed as Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference.
*10.5.1

Form of Incentive Stock Option Agreement under the 2004 Stock Option Plan, filed as Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference.

*10.5.2

Form of Non Statutory Stock Option Agreement under the 2004 Stock Option Plan, filed as Exhibit 10.18 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference.

*10.6	2006 Long-Term Incentives Plan, as amended, filed as Exhibit 99 to the Company’s Current Report on Form 8-K filed on May 3, 2011, is incorporated herein by reference.
*10.6.1

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

*10.6.3

Form of Performance Unit Award under the 2006 Long-Term Incentives Plan, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 29, 2012, is incorporated herein by reference.

*10.7	Summary of Non-Employee Director Compensation.

Exhibit No.	Description	Page No.
*10.8

Employment Agreement between Marc J. Eisenberg and the Company, filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, is incorporated herein by reference.

*10.9

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

†10.12

Euroscan Share Purchase Agreement dated as of March 11, 2014 by and among MWL Management B.V., R.Q. Management B.V., WBB GmbH, ING Corporate Investment Participaties B.V., ORBCOMM Netherlands B.V., Euroscan and the Company, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, is incorporated herein by reference.

†10.13.1

Credit Agreement dated September 30, 2014 between ORBCOMM Inc. and Macquarie CAF LLC, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, is incorporated herein by reference.

10.13.2

First Amendment to Credit Agreement dated as of October 26, 2015 among ORBCOMM Inc., each Guarantor party thereto and Macquarie CAF LLC., filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 27, 2015, is incorporated herein by reference.

10.14

Agreement and Plan of Arrangement dated as of November 1, 2014 among the Company, Soar Acquisition, Inc., SkyWave Mobile Communications Inc. and Randy Taylor Professional Corporation, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 6, 2014, is incorporated herein by reference.

10.15

Asset Purchase Agreement dated as of October 5, 2015 among Ridgely Holdings, LLC, a wholly owned subsidiary of the Company, WAM Technologies, LLC (“WAM”) and the individual owners of WAM, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, is incorporated herein by reference.

*10.16	Non-Employee Director Deferred Compensation Plan, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, is incorporated herein by reference.
21	Subsidiaries of the Company.
23.1	Consent of Grant Thornton LLP, an independent registered public accounting firm.
23.2	Consent of KPMG LLP, an independent registered public accounting firm.
24	Power of Attorney authorizing certain persons to sign this Annual Report on behalf of certain directors and executive officers of the Company.
31.1	Certification of the Chief Executive Officer and President required by Rule 13a-14(a).
31.2	Certification of the Executive Vice President and Chief Financial Officer required by Rule 13a-14(a).
32	Certification of the Chief Executive Officer and President and Executive Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.
†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment. The omitted portions have been separately filed with the Securities and Exchange Commission.