Form 10-Q
period 2016-03-31
ORBCOMM Inc.
filed 2016-05-05
CIK 1361983

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

The number of shares outstanding of the registrant’s common stock as of May 2, 2016 is 70,866,624.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ORBCOMM Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value and share data)

(Unaudited)

	March 31,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$21,158	$27,077
Accounts receivable, net of allowance for doubtful accounts of $1,047 and $1,233, respectively	31,205	29,816
Inventories	21,665	20,712
Prepaid expenses and other current assets	5,818	5,646
Restricted cash	1,000	1,000
Deferred income taxes	508	508
Total current assets	81,354	84,759
Satellite network and other equipment, net	235,182	229,970
Goodwill	112,425	112,425
Intangible assets, net	90,229	93,172
Other assets	7,116	6,573
Total assets	$526,306	$526,899
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$9,926	$13,895
Accrued liabilities	29,458	24,186
Current portion of deferred revenue	7,373	7,652
Total current liabilities	46,757	45,733
Note payable - related party	1,298	1,241
Note payable	150,000	150,000
Deferred revenue, net of current portion	5,140	6,024
Deferred tax liabilities	18,643	18,440
Other liabilities	5,039	5,705
Total liabilities	226,877	227,143
Commitments and contingencies
Equity:
ORBCOMM Inc. stockholders' equity
Series A Convertible Preferred Stock, par value $0.001; 1,000,000 shares authorized; 35,173 and 35,759 shares issued and outstanding	351	357
Common stock, par value $0.001; 250,000,000 shares authorized; 70,875,217 and 70,613,642 shares issued at March 31, 2016 and December 31, 2015	71	71
Additional paid-in capital	382,914	381,659
Accumulated other comprehensive income (loss)	(660)	(1,174)
Accumulated deficit	(83,520)	(81,424)
Less treasury stock, at cost; 29,990 shares at March 31, 2016 and December 31, 2015	(96)	(96)
Total ORBCOMM Inc. stockholders' equity	299,060	299,393
Noncontrolling interest	369	363
Total equity	299,429	299,756
Total liabilities and equity	$526,306	$526,899

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ORBCOMM Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues:
Service revenues	$26,914	$23,774
Product sales	16,646	18,556
Total revenues	43,560	42,330
Cost of revenues, exclusive of depreciation and amortization shown below:
Cost of services	9,188	7,704
Cost of product sales	11,450	13,948
Gross profit	22,922	20,678
Operating expenses:
Selling, general and administrative	11,756	11,441
Product development	1,957	1,608
Depreciation and amortization	8,959	6,455
Acquisition - related and integration costs	364	2,451
Loss from operations	(114)	(1,277)
Other income (expense):
Interest income	88	71
Other (expense) income	(190)	188
Interest expense	(1,699)	(1,242)
Total other income (expense)	(1,801)	(983)
Loss before income taxes	(1,915)	(2,260)
Income taxes	162	477
Net loss	(2,077)	(2,737)
Less: Net income attributable to the noncontrolling interests	19	136
Net loss attributable to ORBCOMM Inc.	$(2,096)	$(2,873)
Net loss attributable to ORBCOMM Inc. common stockholders	$(2,096)	$(2,882)
Per share information-basic:
Net loss attributable to ORBCOMM Inc. common stockholders	$(0.03)	$(0.04)
Per share information-diluted:
Net loss attributable to ORBCOMM Inc. common stockholders	$(0.03)	$(0.04)
Weighted average common shares outstanding:
Basic	70,700	70,238
Diluted	70,700	70,238

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ORBCOMM Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net loss	$(2,077)	$(2,737)
Other comprehensive income (loss) - Foreign currency translation adjustments	501	(488)
Other comprehensive income (loss)	501	(488)
Comprehensive loss	(1,576)	(3,225)
Less: Comprehensive (income) attributable to noncontrolling interests	(6)	(196)
Comprehensive loss attributable to ORBCOMM Inc.	$(1,582)	$(3,421)

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ORBCOMM Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(2,077)	$(2,737)
Adjustments to reconcile net loss to net cash provided by operating activities:
Change in allowance for doubtful accounts	(303)	200
Change in the fair value of acquisition-related contingent consideration	100	(93)
Amortization of the fair value adjustment related to warranty liabilities acquired through acquisitions	(8)	(12)
Amortization of deferred financing fees	155	110
Depreciation and amortization	8,959	6,455
Stock-based compensation	1,386	1,131
Foreign exchange loss (gain)	351	(532)
Deferred income taxes	203	432
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,096)	10,946
Inventories	(864)	(3,004)
Prepaid expenses and other assets	(969)	(1,351)
Accounts payable and accrued liabilities	(877)	(6,538)
Deferred revenue	(1,178)	(318)
Other liabilities	(118)	130
Net cash provided by operating activities	3,664	4,819
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	—	(133,707)
Capital expenditures	(9,835)	(4,171)
Cash held for acquisition	—	123,000
Net cash used in investing activities	(9,835)	(14,878)
Cash flows from financing activities:
Proceeds received from issuance of long-term debt	—	10,000
Cash paid for debt issuance costs	—	(842)
Proceeds received from exercise of stock options	—	244
Principal payment of note payable	—	(10,000)
Principal payments of capital leases	—	(24)
Net cash used in financing activities	—	(622)
Effect of exchange rate changes on cash and cash equivalents	252	(192)
Net decrease in cash and cash equivalents	(5,919)	(10,873)
Beginning of period	27,077	91,565
End of period	$21,158	$80,692
Supplemental disclosures of cash flow information:
Cash paid for
Interest	$2,198	$2,332
Income taxes	$138	$364
Supplemental schedule of noncash investing and financing activities
Noncash investing and financing activities:
Capital expenditures incurred not yet paid	$3,777	$3,186
Capital expenditure milestone payable incurred not yet paid	$5,070	$5,460
Stock-based compensation related to capital expenditures	$66	$28
Series A convertible preferred stock dividend paid in kind	$—	$9
Common stock issued as payment for MPUs	$—	$358
Acquisition-related contingent consideration	$—	$542

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ORBCOMM Inc.

Condensed Consolidated Statements of Changes in Equity

Three Months Ended March 31, 2016 and 2015

(in thousands, except share data)

(Unaudited)

						Accumulated
	Series A convertible				Additional	other
	Preferred stock		Common stock		paid-in	comprehensive	Accumulated	Treasury stock		Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	income	deficit	Shares	Amount	interests	equity
Balances, January 1, 2016	35,759	$357	70,613,642	$71	$381,659	$(1,174)	$(81,424)	29,990	$(96)	$363	$299,756
Vesting of restricted stock units	—	—	250,859	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,249	—	—	—	—	—	1,249
Conversion of preferred stock to common stock	(586)	(6)	976	—	6	—	—	—	—	—	—
Exercise of SARs	—	—	9,740	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	(2,096)	—	—	19	(2,077)
Foreign currency translation adjustments	—	—	—	—	—	514	—	—	—	(13)	501
Balances, March 31, 2016	35,173	$351	70,875,217	$71	$382,914	$(660)	$(83,520)	29,990	$(96)	$369	$299,429

Balances, January 1, 2015	90,973	$909	70,109,488	$70	$376,297	$(583)	$(68,137)	29,990	$(96)	$49	$308,509
Vesting of restricted stock units	—	—	227,382	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,082	—	—	—	—	—	1,082
Common stock issued as payment for MPUs	—	—	54,801	—	358	—	—	—	—	—	358
Series A convertible preferred stock dividend	902	9	—	—	—	—	(9)	—	—	—	—
Exercise of stock options	—	—	50,000	—	244	—	—	—	—	—	244
Net income (loss)		—	—	—	—	—	(2,873)	—	—	136	(2,737)
Foreign currency translation adjustments	—	—	—	—	—	(548)	—	—	—	60	(488)

Balances, March 31, 2015	91,875	$918	70,441,671	$70	$377,981	$(1,131)	$(71,019)	29,990	$(96)	$245	$306,968

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

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

2. Summary of Significant Accounting Principles

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to SEC rules. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The accompanying financial statements are unaudited and, in the opinion of management, include all adjustments (including normal recurring accruals) necessary for a fair presentation of the consolidated financial position, results of operations, comprehensive income and cash flows for the periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. The financial statements include the accounts of the Company, its wholly-owned and majority-owned subsidiaries, and investments in variable interest entities in which the Company is determined to be the primary beneficiary. All significant intercompany accounts and transactions have been eliminated in consolidation. The portions of majority-owned subsidiaries that the Company does not own are reflected as noncontrolling interests in the condensed consolidated balance sheets.

Investments

Investments in entities over which the Company has the ability to exercise significant influence but does not have a controlling interest are accounted for under the equity method of accounting. The Company considers several factors in determining whether it has the ability to exercise significant influence with respect to investments, including, but not limited to, direct and indirect ownership level in the voting securities, active participation on the board of directors, approval of operating and budgeting decisions and other participatory and protective rights. Under the equity method, the Company’s proportionate share of the net income or loss of such investee is reflected in the Company’s condensed consolidated results of operations. When the Company does not exercise significant influence over the investee, the investment is accounted for under the cost method.

Although the Company owns interests in companies that it accounts for pursuant to the equity method, the investments in those entities had no carrying value as of March 31, 2016 and December 31, 2015. The Company has no guarantees or other funding obligations to those entities. The Company had no equity in or losses of those investees for the three months ended March 31, 2016 and 2015.

Acquisition-related and Integration Costs

Acquisition-related and integration costs are expensed as incurred and are presented separately on the condensed consolidated statement of operations. These costs may include professional services expenses and identifiable integration costs directly relating to acquisitions.

Fair Value of Financial Instruments

The Company has no financial assets or liabilities that are measured at fair value on a recurring basis. However, if certain triggering events occur the Company is required to evaluate its non-financial assets for impairment and any resulting asset impairment would require that a non-financial asset be recorded at the fair value. Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820 “Fair Value Measurement Disclosure,” prioritizes inputs used in measuring fair value into a hierarchy of three levels: Level 1 – unadjusted quoted prices for identical assets or liabilities traded in active markets; Level 2 – inputs other than quoted prices included within Level 1 that are either directly or indirectly observable; and Level 3 – unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions that market participants would use in pricing.

The carrying value of the Company’s financial instruments, including cash, accounts receivable and accounts payable approximated their fair value due to the short-term nature of these items. The carrying value of the Secured Credit Facilities, as defined below, approximated its fair value as the debt is at variable interest rates. The fair value of the Note-payable related party is deminimus.

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

There were no customers with revenues greater than 10% of the Company’s consolidated total revenues for the three months ended March 31, 2016 and 2015.

One customer, Caterpillar Inc., comprised 10.7% and 11.6% of the Company’s consolidated accounts receivable as of March 31, 2016 and December 31, 2015, respectively.

As of March 31, 2016, the Company did not maintain in-orbit insurance coverage for its ORBCOMM Generation 1 (“OG1”) satellites to address the risk of potential systemic anomalies, failures or catastrophic events affecting its satellite constellation. The Company maintains in-orbit insurance coverage for its ORBCOMM Generation 2 (“OG2”) satellites, as described in “Note 15 – Commitments and Contingencies.”

Inventories

Inventories are stated at the lower of cost or market, determined on a first-in, first-out basis. At March 31, 2016 and December 31, 2015, inventory consisted primarily of $18,005 and $16,912, respectively, of finished goods and purchased parts to be utilized by its contract manufacturer and $3,660 and $3,800, respectively, of raw materials, net of inventory obsolescence. The Company reviews inventory quantities on hand and evaluates the realizability of inventories and adjusts the carrying value as necessary based on forecasted product demand. A provision is made for potential losses on slow moving and obsolete inventories when identified.

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

Our satellite constellation and related assets are evaluated as a single asset group whenever facts or circumstances indicate that the carrying value may not be recoverable. If indicators of impairment are identified, recoverability of long-lived assets is measured by comparing their carrying amount to the projected cash flows the assets are expected to generate.

Determining whether an impairment has occurred typically requires the use of significant estimates and assumptions, including the allocation of cash flows to assets or asset groups and, if required, an estimate of fair value for those assets or asset groups.

If a satellite were to fail while in-orbit, the resulting loss would be charged to expense in the period it is determined that the satellite is not recoverable. The amount of any such loss would be reduced to the extent of insurance proceeds estimated to be received. Refer to “Note 6 – Satellite Network and Other Equipment” for more information.

Warranty Costs

The Company accrues for one-year warranty coverage on product sales estimated at the time of sale based on historical costs to repair or replace products for customers compared to historical product revenues. The warranty accrual is included in accrued liabilities on the condensed consolidated balance sheet. Refer to “Note 8 – Accrued Liabilities” for more information.

Recent Accounting Pronouncements

In March 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-09 “Improvements to Employee Share Based Payment Accounting” (“ASU 2016-09”), which amends FASB ASC Topic 718 “Compensation – Stock Compensation” and is effective for the fiscal years beginning after December 15, 2016. ASC 2016-09 includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements.  The adoption of this standard, which will be applied prospectively, is not expected to have a material impact on the Company’s consolidated financial statements.

3. Acquisitions

WAM Technologies, LLC

On October 6, 2015, pursuant to an Asset Purchase Agreement entered into by a wholly owned subsidiary of the Company, WAM Technologies, LLC (“WAM”) and the individual owners of WAM (the “Sellers”), the Company completed the acquisition of substantially all of the assets of WAM for total consideration of $8,500, subject to net working capital adjustments, of which $1,100 was deposited in escrow in connection with certain indemnification obligations (the “WAM Acquisition”).

Preliminary Estimated Purchase Price Allocation

The WAM Acquisition has been accounted for using the acquisition method of accounting in accordance with FASB ASC Topic 805 “Business Combinations.” This method requires that assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date. The excess of the purchase price over the net assets was recorded as goodwill. The preliminary allocation of the purchase price was based upon a preliminary valuation and the estimates and assumptions are subject to change during the one year measurement period. The total consideration for the WAM Acquisition was $8,500 in a debt-free, cash-free transaction. The preliminary estimated purchase price allocation for the WAM Acquisition is as follows:

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

	Estimated
	Useful life
	(years)	Amount
Customer lists - one customer	10	$3,720
Customer lists - all other customers	11	600
Technology	10	450
Trademarks	1	40
		$4,810

Goodwill

The WAM Acquisition expands and strengthens the Company’s cold chain monitoring solutions, which include trailers, rail cars, gensets and sea containers. With the addition of WAM’s installed base, the Company is expected to become a leader in monitoring cargo shipments. These factors contributed to a preliminary estimated purchase price resulting in recognition of goodwill. The goodwill attributable to the WAM Acquisition is not deductible for tax purposes.

Indemnification Asset

In connection with the Asset Purchase Agreement, the Company entered into an escrow agreement with the Sellers and an escrow agent.  Under the terms of the escrow agreement, $1,100 was placed in an escrow account through December 2017 to fund any indemnification obligations to the Company under the Asset Purchase Agreement.

Unaudited Pro Forma Results of Operation

The following tables present the unaudited pro forma consolidated operating results for the Company, as though the WAM Acquisition had occurred as of the beginning of the prior annual reporting period. The unaudited pro forma results reflect certain adjustments related to past operating performance, acquisition costs and acquisition accounting adjustments, such as increased depreciation and amortization expense based on the fair valuation of assets acquired and the related tax effects. The pro forma results do not include any anticipated synergies which may be achievable subsequent to the acquisition date. Accordingly, such pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisition been completed on the dates indicated, nor are they indicative of the future operating results of the combined company:

	Three Months Ended March 31, 2015
	As Reported	WAM Acquisition	Pro Forma
Net revenues	$42,330	$2,088	$44,418
Net (loss) income attributable to common shareholders	$(2,882)	$461	$(2,421)
Earnings per share:
Basic	$(0.04)		$(0.03)
Diluted	$(0.04)		$(0.03)

InSync, Inc.

On January 16, 2015, pursuant to a Share Purchase Agreement entered into by the Company, IDENTEC Group AG (“IDENTEC”) and InSync Software, Inc. (“InSync”), the Company completed the acquisition of 100% of the outstanding shares of InSync from IDENTEC for an aggregate consideration of (i) $10,850 in cash, comprised of various components and inclusive of net working capital adjustments of $250, of which $1,320 was deposited in escrow in connection with certain indemnification obligations; and (ii) additional contingent consideration of up to $5,000 (the “InSync Acquisition”). The InSync Acquisition supports the Company’s strategy to provide the most complete set of applications and capabilities in the M2M and IoT industry, while broadening the Company’s market access to a wide range of industries.

SkyWave Mobile Communications Inc.

On January 1, 2015, pursuant to an Arrangement Agreement dated November 1, 2014, among the Company, the Company’s acquisition subsidiary, SkyWave Mobile Communications Inc. (“SkyWave”) and the representatives of certain SkyWave shareholders, the Company completed the acquisition of 100% of the outstanding shares of SkyWave for total consideration of $130,203 consisting of (i) $122,373 cash consideration, inclusive of a working capital settlement of $300, of which $10,600 was deposited in escrow in connection with certain indemnification obligations; and (ii) $7,500 in the form of a promissory note settled by the transfer of assets to Inmarsat Global Limited (“Inmarsat”) pursuant to an agreement with Inmarsat (the “SkyWave Acquisition”). The $7,500 note was not considered part of the purchase price for accounting purposes. The SkyWave Acquisition furthers the Company’s strategy to provide the most complete set of options and capabilities in the industry. SkyWave’s distribution channels in South America, Asia and the Middle East, along with Inmarsat’s support, provide the Company with broader global distribution and provide the Company access to new geographies in Eastern Europe and Asia while adding diverse vertical markets, such as security and marine. The addition of SkyWave’s higher bandwidth, low-latency satellite products and services that leverage the IDP technology, which is now jointly owned by the Company and Inmarsat, also further expands the breadth of the Company’s solutions portfolio.

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

Contingent Consideration

Additional consideration is conditionally due to MWL Management B.V. and R.Q. Management B.V. upon achievement of financial and operational milestones through March 2017. The fair value measurement of the contingent consideration obligation is determined using Level 3 unobservable inputs supported by little or no market activity based on our own assumptions. The estimated fair value of the contingent consideration was determined based on the Company’s preliminary estimates using the probability-weighted discounted cash flow approach. As of March 31, 2016 and December 31, 2015, the Company recorded $1,181 and $1,719 in other non-current liabilities on the condensed consolidated balance sheet, respectively, in connection with the contingent consideration. As of March 31, 2016, the Company recorded $612 in accrued expenses on the condensed consolidated balance sheet in connection with the contingent consideration. Changes in the fair value of the contingent consideration obligations are recorded in the condensed consolidated statement of operations. The Company recorded an increase in the contingent liability of $100 in selling, general and administrative (“SG&A”) expenses in the condensed consolidated statements of operations for the three months ended March 31, 2016 due to an increase in the estimated fair value of the contingent consideration. For the three months ended March 31, 2015, charges of $88 were recorded to SG&A for accretion associated with the contingent consideration.

4. Stock-based Compensation

The Company’s stock-based compensation plans consist of the 2006 Long-Term Incentives Plan (the “2006 LTIP”), under which there were 1,930,825 shares available for grant as of March 31, 2016.

Total stock-based compensation recorded by the Company for the three months ended March 31, 2016 and 2015 was $1,386 and $1,131, respectively. Total capitalized stock-based compensation for the three months ended March 31, 2016 and 2015 was $66 and $28, respectively.

The following table summarizes the components of stock-based compensation expense in the condensed consolidated statements of operations for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31,
	2016	2015
Cost of services	$175	$114
Cost of product sales	12	14
Selling, general and administrative	1,078	929
Product development	121	74
Total	$1,386	$1,131

As of March 31, 2016, the Company had unrecognized compensation costs for stock appreciation rights and restricted stock units totaling $4,525.

2006 LTIP

Time-Based Stock Appreciation Rights

A summary of the Company’s time-based Stock Appreciation Rights (“SARs”) for the three months ended March 31, 2016 is as follows:

			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
	Number of	Average	Contractual	Value
	Shares	Exercise Price	Term (years)	(In thousands)
Outstanding at January 1, 2016	4,109,184	$5.22
Granted	—	—
Exercised	(44,600)	4.72
Forfeited or expired	—	—
Outstanding at March 31, 2016	4,064,584	$5.28	5.39	$22,031
Exercisable at March 31, 2016	3,855,317	$5.26	5.15	$21,376
Vested and expected to vest at March 31, 2016	4,064,584	$5.28	5.39	$22,031

For the three months ended March 31, 2016 and 2015, the Company recorded stock-based compensation expense of $94 and $429 relating to these SARs, respectively. As of March 31, 2016, $861 of total unrecognized compensation cost related to these SARs is expected to be recognized through August 2018.

The intrinsic value of the time-based SARs exercised during the three months ended March 31, 2016 was $177.

Performance-Based Stock Appreciation Rights

A summary of the Company’s performance-based SARs for the three months ended March 31, 2016 is as follows:

			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
	Number of	Average	Contractual	Value
	Shares	Exercise Price	Term (years)	(In thousands)
Outstanding at January 1, 2016	778,774	$6.33
Granted	—	—
Exercised	(400)	2.87
Forfeited or expired	(1,000)	5.65
Outstanding at March 31, 2016	777,374	$6.33	4.12	$3,752
Exercisable at March 31, 2016	777,374	$6.33	4.12	$3,752
Vested and expected to vest at March 31, 2016	777,374	$6.33	4.12	$3,752

For the three months ended March 31, 2016 and 2015, the Company recorded stock-based compensation expense of $2 and $13 relating to these SARs, respectively. As of March 31, 2016, there is no unrecognized compensation cost related to these SARs expected to be recognized.

The intrinsic value of the performance-based SARs exercised during the three months ended March 31, 2016 was $3.

The fair value of each time-based and performance-based SAR award is estimated on the date of grant using the Black-Scholes option pricing model with the assumptions described below. For the periods indicated, the expected volatility was based on the Company’s historical volatility over the expected terms of the SAR awards. Estimated forfeitures were based on voluntary and involuntary termination behavior, as well as analysis of actual forfeitures. The risk-free interest rate was based on the U.S. Treasury yield curve at the time of the grant over the expected term of the SAR grants. The Company did not grant time-based or performance-based SARs during the three months ended March 31, 2016.

Three Months Ended March 31,
2015
Risk-free interest rate	1.35% and 1.82%
Expected life (years)	6.0
Estimated volatility factor	64.0% to 64.6%
Expected dividends	None

Time-based Restricted Stock Units

A summary of the Company’s time-based Restricted Stock Units (“RSUs”) for the three months ended March 31, 2016 is as follows:

	Shares	Weighted- Average Grant Date Fair Value
Balance at January 1, 2016	366,004	$6.63
Granted	132,945	7.64
Vested	(75,470)	6.41
Forfeited or expired	(4,055)	6.78
Balance at March 31, 2016	419,424	$6.99

For the three months ended March 31, 2016 and 2015, the Company recorded stock-based compensation expense of $562 and $171 related to these RSUs, respectively. As of March 31, 2016, $2,318 of total unrecognized compensation cost related to these RSUs is expected to be recognized through March 2019.

Performance-based Restricted Stock Units

A summary of the Company’s performance-based RSUs for the three months ended March 31, 2016 is as follows:

	Shares	Weighted- Average Grant Date Fair Value
Balance at January 1, 2016	499,369	$6.66
Granted	—	—
Vested	(175,389)	6.53
Forfeited or expired	(64,315)	6.55
Balance at March 31, 2016	259,665	$6.66

For the three months ended March 31, 2016 and 2015, the Company recorded stock-based compensation expense of $525 and $442 related to these RSUs, respectively. As of March 31, 2016, $1,346 of total unrecognized compensation cost related to these RSUs is expected to be recognized through March 2017.

The fair values of the time-based and performance-based RSU awards are based upon the closing stock price of the Company’s common stock on the date of grant.

Performance Units

The Company grants Market Performance Units (“MPUs”) to its senior executives based on stock price performance over a three-year period measured on December 31 of each year in the performance period. The MPUs will vest at the end of each year in the performance period only if the Company satisfies the stock price performance targets and continued employment by the senior executives through the dates the Compensation Committee has determined that the targets have been achieved. The value of the MPUs that will be earned each year ranges up to 15% of each of the senior executives’ annual base salaries depending on the Company’s stock price performance target for that year. The value of the MPUs can be paid in either cash or common stock or a combination of cash and stock at the Company’s option. The MPUs are classified as a liability and are revalued at the end of each reporting period based on the fair value of the awards over a three-year period.

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

Three Months Ended March 31,
	2016	2015
Risk-free interest rate	0.51% to 0.83%	0.21% to 0.81%
Estimated volatility factor	35.0% to 37.0%	35.0% to 39.0%
Expected dividends	None	None

For the three months ended March 31, 2016 and 2015, the Company recorded stock-based compensation expense of $203 and $76 relating to these MPUs, respectively.

In January 2015, the Company issued 54,801 shares of its common stock as payment of MPUs in connection with achieving the fiscal year 2013 and 2014 stock performance target.

5. Net Income (Loss) Attributable to ORBCOMM Inc. Common Stockholders

The Company accounts for earnings per share (“EPS”) in accordance with FASB ASC Topic 260, “Earnings Per Share” (“ASC 260”) and related guidance, which requires two calculations of EPS to be disclosed: basic and diluted. The numerator in calculating basic and diluted EPS is an amount equal to the net income (loss) attributable to ORBCOMM Inc. common stockholders for the periods presented. The denominator in calculating basic EPS is the weighted-average shares outstanding for the respective periods. The denominator in calculating diluted EPS is the weighted-average shares outstanding, plus the dilutive effect of unvested SAR and RSU grants and shares of Series A convertible preferred stock for the respective periods. The following sets forth the basic and diluted calculations of EPS for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31,
	2016	2015
Net loss attributable to ORBCOMM Inc. common stockholders	$(2,096)	$(2,882)
Weighted average number of common shares outstanding:
Basic number of common shares outstanding	70,700	70,238
Dilutive effect of unvested SARs and RSUs and shares of Series A convertible preferred stock	—	—
Diluted number of common shares outstanding	70,700	70,238
Earnings per share:
Basic	$(0.03)	$(0.04)
Diluted	$(0.03)	$(0.04)

The following represents amounts not included in diluted EPS as their impact was anti-dilutive under the treasury stock method:

	Three Months Ended
	March 31,
(Shares in thousands)	2016	2015
SARs	204	671

The computation of net loss attributable to ORBCOMM Inc. common stockholders for the three months ended March 31, 2016 and 2015 is as follows:

	Three Months Ended
	March 31,
	2016	2015
Net loss attributable to ORBCOMM Inc.	$(2,096)	$(2,873)
Preferred stock dividends on Series A convertible preferred stock	—	(9)
Net loss attributable to ORBCOMM Inc. common stockholders	$(2,096)	$(2,882)

6. Satellite Network and Other Equipment

Satellite network and other equipment consisted of the following:

	Useful life	March 31,	December 31,
	(years)	2016	2015
Land		$381	$381
Satellite network	1-10	245,135	104,088
Capitalized software	3-7	16,389	13,201
Computer hardware	3	4,139	4,027
Other	2-7	6,963	6,853
Assets under construction		11,420	147,288
		284,427	275,838
Less: accumulated depreciation and amortization		(49,245)	(45,868)
		$235,182	$229,970

During the three months ended March 31, 2016 and 2015, the Company capitalized costs attributable to the design and development of internal-use software in the amount of $879 and $892, respectively.

Depreciation and amortization expense for the three months ended March 31, 2016 and 2015 was $5,431 and $3,846, respectively, including amortization of internal-use software of $850 and $377, respectively.

As of March 31, 2016, assets under construction primarily consist of costs associated with acquiring, developing and testing software and hardware for internal and external use that have not yet been placed into service. As of December 31, 2015, assets under construction primarily consist of milestone payments pursuant to procurement agreements, which includes the design, development, launch and other direct costs relating to the construction of the OG2 satellites and upgrades to its infrastructure and ground segment. Refer to “Note 15 – Commitments and Contingencies” for more information regarding the construction of the Company’s OG2 satellites.

During the three months ended March 31, 2016, the Company recorded an impairment loss on one of its leased AIS satellites. Upon abandonment of the satellite, the Company no longer expects future cash flows to be generated from this asset. The impairment loss of $466 was determined based on the net carrying value of the asset at the time of the impairment and was recorded in depreciation and amortization in the condensed consolidated statement of operations in the three months ended March 31, 2016. In addition, the Company decreased satellite network and other equipment, net and the associated accumulated depreciation on the condensed consolidated balance sheet by $2,374 and $1,908, respectively, as of March 31, 2016.

On December 21, 2015, the Company launched the remaining 11 of its OG2 satellites aboard a Space Exploration Technologies Corp. (“SpaceX”) Falcon 9 launch vehicle. On March 1, 2016, following an in-orbit testing period, the Company initiated commercial service for the 11 OG2 satellites. The satellites provide both M2M and IoT messaging and AIS service for the Company’s global customers. As a result of the 11 OG2 satellites being placed into service, the Company reclassified $137,772 of costs out of assets under construction and into satellite network on March 1, 2016, and began depreciating the satellites over an estimated 10-year life. During the three months ended March 31, 2016 and 2015, Company recorded $2,826 and $2,081 of depreciation in connection with its 17 OG2 satellite constellation, respectively. During the three months ended March 31, 2016, the Company recorded $1,148 of depreciation in connection with the 11 OG2 satellites placed into service.

In June 2015, the Company lost communication with one of its in-orbit OG2 satellites. The Company recorded a non-cash impairment charge of $12,748 on the condensed consolidated statement of operations in the quarter ended June 30, 2015 to write off the net book value of the satellite.  In addition, the Company decreased satellite network and other equipment, net and the associated accumulated depreciation on the condensed consolidated balance sheet by $13,788 and $1,040, respectively, as of December 31, 2015.

In January 2015, the Company lost communication with one of its OG1 Plane B satellites. In the quarter ended March 31, 2015, the Company removed $137 from satellite network and accumulated depreciation, respectively, representing the fully depreciated value of the satellite. In September 2015, the satellite reestablished communication with the Company’s ground stations. There was no impact on the condensed consolidated balance sheet for the re-establishment of communications with this satellite.

7. Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price of an acquired business over the estimated fair values of the underlying net tangible and intangible assets.

Goodwill consisted of the following:

Amount
Balance at January 1, 2016	$112,425
Additions through acquisitions	—
Other adjustments	—
Balance at March 31, 2016	$112,425

 Goodwill is allocated to the Company’s one reportable segment, which is its only reporting unit.

The Company’s intangible assets consisted of the following:

		March 31, 2016			December 31, 2015
	Useful life		Accumulated			Accumulated
	(years)	Cost	amortization	Net	Cost	amortization	Net
Customer lists	5-14	$90,212	$(13,472)	$76,740	$90,212	$(11,319)	$78,893
Patents and technology	5-10	16,510	(4,555)	11,955	16,390	(4,090)	12,300
Trade names and trademarks	1-2	2,884	(1,350)	1,534	2,885	(906)	1,979
		$109,606	$(19,377)	$90,229	$109,487	$(16,315)	$93,172

As of March 31, 2016, the Company reviewed the useful lives for its trade name and trademark intangible assets and determined there to be events and circumstances to warrant a revision of the remaining amortization period. In accordance with FASB ASC 350 “Intangibles – Goodwill and Other,” the Company will amortize the remaining carrying amount prospectively over the revised remaining useful lives.

The weighted-average amortization period for the intangible assets is 10.1 years. The weighted-average amortization period for customer lists, patents and technology and trade names and trademarks is 10.5, 9.2 and 1.2 years, respectively.

Amortization expense was $3,062 and $2,609 for the three months ended March 31, 2016 and 2015, respectively.

Estimated annual amortization expense for intangible assets subsequent to March 31, 2016 is as follows:

Amount
2016 (remaining)	$9,193
2017	10,628
2018	10,374
2019	10,339
2020	10,061
2021	9,604
Thereafter	30,030
$90,229

8. Accrued Liabilities

The Company’s accrued liabilities consisted of the following:

	March 31,	December 31,
	2016	2015
Accrued compensation and benefits	$7,853	$7,082
Warranty	2,141	2,321
Corporate income tax payable	88	204
Contingent consideration	612	—
Accrued satellite network and other equipment	2,359	1,642
Accrued inventory purchases	2,628	1,676
Milestone payable	5,070	3,185
Accrued interest expense	1,018	1,017
Accrued airtime charges	938	834
Other accrued expenses	6,751	6,225
	$29,458	$24,186

For the three months ended March 31, 2016 and 2015, changes in accrued warranty obligations consisted of the following:

	Three Months Ended March 31,
	2016	2015
Beginning balance	$2,322	$1,470
Warranty liabilities assumed from acquisition	—	450
Amortization of fair value adjustment of warranty liabilities acquired through acquisitions	(8)	(12)
Reduction of warranty liabilities assumed in connection with acquisitions	(29)	(174)
Warranty expense	149	404
Warranty charges	(293)	(49)
Ending balance	$2,141	$2,089

9. Deferred Revenues

Deferred revenues consisted of the following:

	March 31,	December 31,
	2016	2015
Service activation fees	$9,985	$10,800
Prepaid services	2,235	2,624
Warranty revenues	293	252
	12,513	13,676
Less current portion	(7,373)	(7,652)
Long-term portion	$5,140	$6,024

10. Note Payable-Related Party

In connection with the acquisition of a majority interest in Satcom in 2005, the Company recorded an indebtedness to OHB Technology A.G. (formerly known as OHB Teledata A.G.), a stockholder of the Company. At March 31, 2016 and December 31, 2015, the principal balance of the note payable was €1,138 and it had a carrying value of $1,298 and $1,241, respectively. The carrying value was based on the note’s estimated fair value at the time of acquisition. The difference between the carrying value and principal balance was being amortized to interest expense over the estimated life of the note of six years which ended in September 30, 2011. This note does not bear interest and has no fixed repayment term. Repayment will be made from the distribution profits, as defined in the note agreement, of ORBCOMM Europe LLC, a wholly owned subsidiary of the Company. The note has been classified as long-term and the Company does not expect any repayments to be required prior to March 31, 2017.

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

In connection with entering into the Credit Agreement, and the subsequent funding of the Initial Term Loan Facility, Revolving Credit Facility, Term B2 Facility and the Term B3 Facility, the Company incurred debt issuance costs of approximately $4,721. For the three months ended March 31, 2016 and 2015, amortization of the debt issuance costs was $227 and $219, respectively. For the three months ended March 31, 2016, the Company capitalized $744, of interest expense and amortization of the debt issuance costs associated with the Initial Term Loan Facility and Revolving Credit Facility to construction of the OG2 satellites. The Company capitalized interest expense and deferred issuance costs associated with these facilities through March 1, 2016, the date the final 11 OG2 satellites were placed in service. The Company recorded charges of $1,664 to interest expense on its statement of operations for the three months ended March 31, 2016, related to interest expense and amortization of debt issuance costs associated with the Term B2 and Term B3 Facilities and the Initial Term Loan Facility and Revolving Credit Facility after the OG2 satellites were placed in service on March 1, 2016.

At March 31, 2016, no amounts were outstanding under the Revolving Credit Facility. The net availability under the Revolving Credit Facility was $10,000 as of March 31, 2016.

As of March 31, 2016, the Company was in compliance with all financial covenants.

12. Stockholders’ Equity

Series A convertible preferred stock

During the three months ended March 31, 2016, the Company did not issue dividends to the holders of the Series A convertible preferred stock. As of March 31, 2016, dividends in arrears were $7.

Common Stock

As of March 31, 2016, the Company has reserved 7,451,870 shares of common stock for future issuances related to employee stock compensation plans.

13. Segment Information

The Company operates in one reportable segment, M2M data communications. Other than satellites in orbit, goodwill and intangible assets, long-lived assets outside of the United States are not significant. The Company’s foreign exchange exposure is limited as approximately 94% of the Company’s consolidated revenue is collected in US dollars. The following table summarizes revenues on a percentage basis by geographic regions, based on the region in which the customer is located.

	Three Months Ended March 31,
	2016	2015
United States	60%	58%
South America	12%	14%
Japan	5%	2%
Europe	20%	18%
Other	3%	8%
	100%	100%

14. Income taxes

For the three months ended March 31, 2016, the Company’s income tax provision was $162, compared to $477 for the prior year period. The change in the income tax provision for the three months ended March 31, 2016 primarily related to a change in the geographical mix of income which decreased taxable non-U.S. earnings before income taxes when compared to the prior year period, partially offset by higher deferred tax expense in the current period related to higher amortization of tax goodwill.  If the Company’s current estimates change in future periods, the impact on the deferred tax assets and liabilities may change correspondingly.

As of March 31, 2016 and December 31, 2015, the Company maintained a valuation allowance against its net deferred tax assets primarily attributable to operations in the United States, as the realization of such assets was not considered more likely than not.

There were no changes to the Company’s unrecognized tax benefits during the three months ended March 31, 2016. The Company does not expect any significant changes to its unrecognized tax positions during the next twelve months.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were recognized during the three months ended March 31, 2016.

15. Commitments and Contingencies

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

On August 23, 2011, the Company and SNC entered into a definitive First Amendment to the procurement agreement (the “First Amendment”). The First Amendment amends certain terms of the procurement agreement and supplements or amends five separate task order agreements, between May 20, 2010 and December 15, 2010. Between July 3, 2012 and April 18, 2014, the Company and SNC entered into five additional task order agreements for additional costs of up to $2,700.

On March 20, 2014, the Company and SNC entered into a definitive Second Amendment to the procurement agreement (the “Second Amendment”). The Second Amendment amends certain terms of the procurement agreement dated May 5, 2008, as amended by the First Amendment and supplemented by nine separate Task Orders entered into prior to that date (collectively, “Task Orders #1-9”). The Second Amendment modifies the number of satellites in each shipset to reflect the actual number of satellites to be launched in each of the two missions. The Second Amendment also modifies the payment milestone schedule under the First Amendment but does not change the total contract price (excluding optional satellites and costs under Task Orders #1-9) of $117,000. As of March 31, 2016, the Company has remaining operational milestone payments of $5,070 which will be payable subject to achievement of the operational milestones during the year ended December 31, 2016.

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

On April 13, 2015, the Company and SpaceX entered into Amendment #1 to the Falcon 9 Agreement (the “First LSA Amendment”).  The First LSA Amendment amends certain terms of the Falcon 9 Agreement dated December 21, 2012 applicable to the second launch period including (i) the milestone payment schedule related to the second launch, but does not change the total contract price of $42,600 and (ii) establishing a launch window for the second launch, as well as modifying other terms and conditions relating to the second launch as originally set forth in the Falcon 9 Agreement. The Company paid the final milestone payments of $1,246 during the quarter ended March 31, 2016.

In April 2014, the Company obtained launch and one year from launch in-orbit insurance for the OG2 satellite program. For the first launch of six satellites, the Company obtained (i) a maximum total of $66,000 of launch plus one year in-orbit insurance coverage; and (ii) $22,000 of launch vehicle flight only insurance coverage (“Launch One”). The total premium cost for Launch One was $9,953. For the second launch of 11 satellites, the Company obtained (i) a maximum total of $120,000 of launch plus one year in-orbit insurance coverage; and (ii) $22,000 of launch vehicle flight only insurance coverage (“Launch Two”). The total premium cost for Launch Two is $16,454. In April 2014, the Company paid the total premium for Launch One and 5% of the total premium for Launch Two, with the balance of the premium cost for Launch Two paid in December 2015. The majority of the premium payments are recorded as satellite network and other equipment, net in the consolidated balance sheet as of December 31, 2015.

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

On July 14, 2014, the Company launched six of its OG2 satellites aboard a SpaceX Falcon 9 launch vehicle. On September 15, 2014, following an in-orbit testing period, the Company initiated commercial service for the six OG2 satellites. The satellites provide both M2M and IoT messaging and AIS service for the Company’s global customers.

In June 2015, the Company lost communication with one of its in-orbit OG2 satellites. The Company recorded a non-cash impairment charge of $12,748 on the consolidated statement of operations to write off the net book value of the satellite.  In addition, the Company decreased satellite network and other equipment, net and the associated accumulated depreciation on the consolidated balance sheet by $13,788 and $1,040, respectively.

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

Airtime credits

In 2001, in connection with the organization of ORBCOMM Europe and the reorganization of the ORBCOMM business in Europe, the Company agreed to grant certain country representatives in Europe approximately $3,736 in airtime credits. The Company has not recorded the airtime credits as a liability for the following reasons: (i) the Company has no obligation to pay the unused airtime credits if they are not utilized; and (ii) the airtime credits are earned by the country representatives only when the Company generates revenue from the country representatives. The airtime credits have no expiration date. Accordingly, the Company is recording airtime credits as services are rendered and these airtime credits are recorded net of revenues from the country representatives. For the three months ended March 31, 2016 and 2015, airtime credits used totaled approximately $7 and $8, respectively. As of March 31, 2016 and 2015, unused credits granted by the Company were approximately $2,031 and $2,060, respectively.

16. Subsequent Events

On April 11, 2016, a wholly owned subsidiary of the Company entered into an asset purchase agreement to acquire substantially all the assets of Skygistics (PTY) Ltd. (“Skygistics”). Based outside of Johannesburg, South Africa, Skygistics provides a broad range of satellite and cellular connectivity options, as well as telematics solutions centered around the management of remote and mobile assets to more than 250 telematics and enterprise customers.

On April 20, 2016, the stockholders of the Company approved the ORBCOMM Inc. 2016 Long-Term Incentives Plan (the “2016 LTIP”). The 2016 LTIP replaces the Company’s 2006 Long-Term Incentives Plan, as amended (the “2006 LTIP”), which was due to expire in September 2016.  The number of shares authorized for delivery under the 2016 LTIP is 6,949,400 shares, including 1,949,400 shares that remained available under the 2006 LTIP as of February 17, 2016.

On April 20, 2016, the stockholders of the Company approved the ORBCOMM Inc. Employee Stock Purchase Plan (the “ESPP”). The number of shares authorized for delivery under the ESPP is 5,000,000 shares. The ESPP will allow employees to purchase ORBCOMM Inc. Common Stock at a discount of up to 15% of its fair market value, subject to certain conditions and limitations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995.

Certain statements discussed in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally relate to our plans, estimates, objectives and expectations for future events and other statements that are not historical facts. Such forward-looking statements, including those concerning the Company’s expectations and estimates, are subject to known and unknown risks and uncertainties, which could cause actual results to differ materially from the results, projected, expected or implied by the forward-looking statements, some of which are beyond the Company’s control, that may cause the Company’s actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include but are not limited to: dependence of SkyWave’s business on its commercial relationship with Inmarsat plc and the services provided by Inmarsat plc, including the continued availability of Inmarsat plc’s satellites; substantial losses we have incurred and may continue to incur; demand for and market acceptance of our products and services and the applications developed by us and our resellers; market acceptance and success of our Automatic Identification System business; dependence on a few significant customers, including a concentration in Brazil, loss or decline or slowdown in the growth in business from key customers, such as Caterpillar Inc., Hitachi Construction Machinery Co., Ltd., Komatsu Ltd., Onixsat, Satlink S.L., Sascar and Maersk Lines, other value-added resellers, or VARs, and international value-added resellers, or IVARs, and other value-added Solution Providers, or SPs; dependence on a few significant vendors or suppliers, loss or disruption or slowdown in the supply of products and services from key vendors, such as Inmarsat plc and Sanmina Corporation; loss or decline or slowdown in growth in business of any of the specific industry sectors we serve, such as transportation, heavy equipment, fixed assets and maritime; our potential future need for additional capital to execute on our growth strategy; additional debt service acquired with or incurred in connection with existing or future business operations; our acquisitions may expose us to additional risks, such as unexpected costs, contingent or other liabilities, or weaknesses in internal controls, and expose us to issues related to non-compliance with domestic and foreign laws, particularly regarding our acquisitions of businesses domiciled in foreign countries; the terms of our credit agreement, under which we currently have borrowed $150 million and may borrow up to an additional $10 million, could restrict our business activities or our ability to execute our strategic objectives or adversely affect our financial performance; the inability to effect suitable investments, alliances and acquisitions or the failure to integrate and effectively operate the acquired businesses; fluctuations in foreign currency exchange rates; the inability of our subsidiaries, international resellers and licensees to develop markets outside the United States; the inability to obtain or maintain the necessary regulatory authorizations, approvals or licenses, including those that must be obtained and maintained by third parties, for particular countries or to operate our satellites; technological changes, pricing pressures and other competitive factors; in-orbit satellite failures or reduced performance of our existing satellites; the failure of our system or reductions in levels of service due to technological malfunctions or deficiencies or other events; significant liabilities created by products we sell; litigation proceedings; inability to operate due to changes or restrictions in the political, legal, regulatory, government, administrative and economic conditions and developments in the United States and other countries and territories in which we provide our services; ongoing global economic instability and uncertainty; and changes in our business strategy; and the other risks described in our filings with the Securities and Exchange Commission (“SEC”). For more detail on these and other risks, please see our Annual Report on Form 10-K for the year ended December 31, 2015 (“Annual Report”). The Company undertakes no obligation to publicly revise any forward-looking statements or cautionary factors, except as required by law.

Unless otherwise noted or the context otherwise requires, references in this Form 10-Q to “ORBCOMM,” “the Company,” “our company,” “we,” “us” or “our” refer to ORBCOMM Inc. and its direct and indirect subsidiaries.

Overview

We are a global provider of machine-to-machine (“M2M”) and Internet of Things (“IoT”) solutions, including network connectivity, devices, device management and web reporting applications. These solutions enable optimal business efficiencies, increased asset utilization and reduced asset write-offs, helping customers realize benefits on a worldwide basis. Our M2M and IoT products and services are designed to track, monitor, control and enhance security for a variety of assets, such as trailers, trucks, rail cars, sea containers, generators, fluid tanks, marine vessels, diesel or electric powered generators (“gensets”), oil and gas wells, pipeline monitoring equipment, irrigation control systems, and utility meters, in industries for transportation & distribution, heavy equipment, oil & gas, maritime and government. Additionally, we provide satellite Automatic Identification Service (“AIS”) data services to assist in vessel navigation and to improve maritime safety for government and commercial customers worldwide. We provide these services using multiple network platforms, including our own constellation of 41 low-Earth orbit (“LEO”) satellites and our accompanying ground infrastructure as well as terrestrial-based cellular communication services obtained through reseller agreements with major cellular (Tier One) wireless providers. We also offer customer solutions utilizing additional satellite network service options that we obtain through service agreements we have entered into with multiple mobile satellite providers. Our satellite-based customer solution offerings use small, low power, mobile satellite subscriber communicators for remote asset connectivity, and our terrestrial-based solutions utilize cellular data modems with subscriber identity modules (“SIMS”). We also resell service using the two-way Inmarsat satellite network to provide higher bandwidth, low-latency satellite products and services, leveraging our IsatDataPro (“IDP”) technology. Our customer solutions provide access to data gathered over these systems through connections to other public or private networks, including the Internet. We are dedicated to providing what we believe is the most versatile, leading-edge M2M and IoT solutions that enable our customers to run their business operations more efficiently and achieve significant return on investment.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our results of operations, liquidity and capital resources are based on our consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, accounts receivable, accounting for business combinations, goodwill, intangible assets, satellite network and other equipment, long-lived assets, capitalized development costs, income taxes, warranty costs, loss contingencies and the value of securities underlying stock-based compensation. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from our estimates and could have a significant adverse effect on our results of operations and financial position. For a discussion of our critical accounting policies and estimates see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report. There have been no material changes to our critical accounting policies during 2016.

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

We derive product sales primarily from sales of complete M2M and IoT telematics devices, modems and cellular wireless SIMS (for our terrestrial-communication services) to our resellers (i.e., our VARs, IVARs, SPs, DPs, international licensees and country representatives) and direct customers. Revenues generated from product sales are either recognized when the products are shipped or when customers accept the product depending on the specific contractual terms. Shipping costs billed to customers are included in product sales revenues and the related costs are included as costs of product sales.

Amounts received prior to the performance of services under customer contracts are recognized as deferred revenues and revenue recognition is deferred until such time that all revenue recognition criteria have been met.

The table below presents our revenues for the three months ended March 31, 2016 and 2015, together with the percentage of total revenue represented by each revenue category in (in thousands):

	Three Months Ended March 31,
	2016		2015
Service revenues	$26,914	61.8%	$23,774	56.2%
Product sales	16,646	38.2%	18,556	43.8%
	$43,560	100.0%	$42,330	100.0%

Total revenues for the three months ended March 31, 2016 and 2015 were $43.6 million and $42.3 million, respectively, an increase of 3.1%.

Service revenues

	Three Months Ended March 31,		Change
(In thousands)	2016	2015	Dollars	%
Service revenues	$26,914	$23,774	$3,140	13.2%

The increase in service revenues for the three months ended March 31, 2016, compared to the prior year period, was primarily due to revenue generated from our acquisitions, growth in billable subscriber communicators, as well as increases in satellite-based services generated by our ORBCOMM Generation 2 (“OG2”) satellites.

As of March 31, 2016, we had approximately 1,608,000 billable subscriber communicators compared to approximately 1,262,000 billable subscriber communicators as of March 31, 2015, an increase of 27.4%.

Service revenue growth can be impacted by the customary lag between subscriber communicator activations and recognition of service revenue from these units.

Product sales

	Three Months Ended March 31,		Change
(In thousands)	2016	2015	Dollars	%
Product sales	$16,646	$18,556	$(1,910)	(10.3)%

The decrease in product sales for the three months ended March 31, 2016, compared to the prior year period, was primarily attributable to timing of shipments in the current year and a large order shipped to one customer included in the prior year.

Costs of revenues, exclusive of depreciation and amortization

	Three Months Ended March 31,		Change
(In thousands)	2016	2015	Dollars	%
Cost of service	$9,188	$7,704	$1,484	19.3%
Cost of product sales	11,450	13,948	(2,498)	(17.9)%

Costs of services is comprised of expenses to operate our network, such as payroll and related costs, including stock-based compensation and usage fees to third-party networks. The increase in cost of service for the three months ended March 31, 2016, compared to the prior year period, was primarily due to an increase in service revenues.

Costs of product sales includes the purchase price of subscriber communicators and SIMS sold, costs of warranty obligations, shipping charges, as well as operational costs to fulfill customer orders including costs for employees and inventory management. The decrease in cost of product sales for the three months ended March 31, 2016, compared to the prior year period, was primarily due a decrease in product sales attributable to timing of shipments, product mix and cost savings associated with a new contract manufacturer.

Gross profit

Gross profit increased by $2.2 million, or 10.6% to $22.9 million for the three months ended March 31, 2016 compared to $20.7 million for the three months ended March 31, 2015. The increase was due to increases in gross profit of $1.6 million from service revenues, primarily from our acquisitions and growth in billable subscriber communicators, and $0.6 million from product sales, primarily due to product mix and cost savings associated with a new contract manufacturer.

Selling, general and administrative expenses

	Three Months Ended March 31,		Change
(In thousands)	2016	2015	Dollars	%
Selling, general and administrative expenses	$11,756	$11,441	$315	2.8%

Selling, general and administrative (“SG&A”) expenses relate primarily to expenses for general management, sales and marketing, finance, professional fees and general operating expenses.  SG&A expenses for the three months ended March 31, 2016 was relatively flat compared to the prior year period.

Product development expenses

	Three Months Ended March 31,		Change
(In thousands)	2016	2015	Dollars	%
Product development	$1,957	$1,608	$349	21.7%

Product development expenses consist primarily of the expenses associated with our engineering efforts, including the cost of third parties to support our current applications. Product development expenses for the three months ended March 31, 2016, compared to the prior year period, increased due to our focus to create additional customer solutions and support our current applications.

Depreciation and amortization

	Three Months Ended March 31,		Change
(In thousands)	2016	2015	Dollars	%
Depreciation and amortization	$8,959	$6,455	$2,504	38.8%

The increase in depreciation and amortization for the three months ended March 31, 2016 was primarily due to additional depreciation expense associated with the OG2 satellites placed into service on March 1, 2016, as well as additional amortization associated with the change of estimated life on our trade name intangible assets.

Acquisition-related and integration costs

Acquisition-related and integration costs include professional services expenses and identifiable integration costs directly attributable to our acquisitions. For the three months ended March 31, 2016 and 2015, we incurred acquisition-related and integration costs of $0.4 million and $2.5 million, respectively. The decrease in the three months ended March 31, 2016, compared to the prior year period, related primarily to non-recurring acquisition-related and integration costs incurred in 2015 in connection with the acquisitions of SkyWave Mobile Communications, Inc. and InSync Software, Inc.

Loss from operations

For the three months ended March 31, 2016, loss from operations was $0.1 million, compared to a loss from operations of $1.3 million for the three months ended March 31, 2015.

Other income (expense)

Other income (expense) is comprised primarily of interest expense, foreign exchange gains and losses and interest income from our cash and cash equivalents.

For the three months ended March 31, 2016, other expense was $1.8 million, which consisted primarily of interest expense of $1.7 million relating to our Secured Credit Facilities. For the three months ended March 31, 2015, other income (expense) was $1.0 million, which consisted primarily of interest expense of $1.2 million, offset by foreign exchange gains of $0.2 million. The increase in interest expense for the three months ended March 31, 2016, compared to the prior year period, was due to interest expense relating to our Initial Term Loan Facility. We capitalized interest expense and deferred financing fees associated with our Initial Term Loan Facility through March 1, 2016, the date the final 11 OG2 satellites were placed into service.

Loss before income taxes

For the three months ended March 31, 2016, we had loss before income taxes of $1.9 million, compared to loss before income taxes of $2.3 million for the three months ended March 31, 2015.

Income taxes

For the three months ended March 31, 2016, our income tax provision was $0.2 million, compared to $0.5 million for the prior year period. The change in the income tax provision for the three months ended March 31, 2016 primarily related to a change in the geographical mix of income which decreased taxable non-U.S. earnings before income taxes when compared to the prior year period, partially offset by higher deferred tax expense in the current period related to higher amortization of tax goodwill. If our current estimates change in future periods, the impact on the deferred tax assets and liabilities may change correspondingly.

As of March 31, 2016 and 2015, we maintained a valuation allowance against our net deferred tax assets primarily attributable to operations in the United States as the realization of such assets was not considered more likely than not.

Net loss

For the three months ended March 31, 2016, we had a net loss of $2.1 million compared to a net loss of $2.7 million in the prior year period.

Noncontrolling interests

Noncontrolling interests relate to earnings and losses attributable to noncontrolling shareholders.

Net loss attributable to ORBCOMM Inc.

For the three months ended March 31, 2016, we had a net loss attributable to our company of $2.1 million compared to a net loss of $2.9 million in the prior year period.

For the three months ended March 31, 2015, the net income attributable to our common stockholders considers dividends of less than $0.1 million paid in shares of Series A convertible preferred stock.

Liquidity and Capital Resources

Overview

Our liquidity requirements arise from our working capital needs, our ability to make scheduled payments of interest on our indebtedness, to fund capital expenditures to support our current operations and to facilitate growth and expansion. We have financed our operations and expansion with cash flows from operating activities, sales of our common stock through public offerings and private placements of debt. At March 31, 2016, we have an accumulated deficit of $83.5 million. Our primary source of liquidity consists of cash and cash equivalents and restricted cash totaling $22.2 million, as well as cash flows from operating activities and additional funds from the Credit Agreement entered into on September 30, 2014, which we believe will be sufficient to provide working capital, support capital expenditures and facilitate growth and expansion for the next twelve months.

Operating activities

Cash provided by our operating activities for the three months ended March 31, 2016 was $3.7 million resulting from a net loss of $2.1 million, offset by non-cash items including $9.0 million for depreciation and amortization and $1.4 million for stock-based compensation. These non-cash add backs were offset by a working capital use of cash of $5.1 million. Working capital activities primarily consisted of a net use of cash of $0.9 million from a decrease in accounts payable and accrued expenses largely related to timing of payments, an increase of $1.1 million in accounts receivable related to timing of receivables, an increase of $1.0 million in prepaid expenses and other assets, an increase of $0.9 million in inventories and a decrease of $1.2 million in deferred revenues.

Cash provided by our operating activities for the three months ended March 31, 2015 was $4.8 million resulting from net loss of $2.7 million, offset by non-cash items including $6.5 million for depreciation and amortization and $1.1 million for stock-based compensation. Working capital activities resulted in a net use of cash of $0.1 million, primarily consisting of $6.5 million from a decrease in accounts payable and accrued expenses, primarily related to timing of payments, an increase of $3.0 million in inventories, as a result of our increased business activities and an increase of $1.4 million in prepaid expenses and other assets, offset, in part, by a decrease of accounts receivable of $10.9 million, relating to timing of receivables.

Investing activities

Cash used in our investing activities for the three months ended March 31, 2016 was $9.8 million, resulting from capital expenditures during the period.

Cash used in our investing activities for the three months ended March 31, 2015 was $14.9 million, resulting primarily from $133.7 million in cash consideration paid in connection with our acquisition of SkyWave Mobile Communications, Inc. (“SkyWave”) and acquisition of InSync Software, Inc. (“InSync”) and capital expenditures of $4.2 million, offset, in part, by cash released from escrow for the acquisition of SkyWave of $123.0 million.

Financing activities

There were no financing activities during the three months ended March 31, 2016.

Cash provided by our financing activities for the three months ended March 31, 2015 was $0.6 million.

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

On September 30, 2014, we entered into a Credit Agreement with Macquarie which refinanced our Senior Notes. Pursuant to the Credit Agreement, the Lender provided secured credit facilities in an aggregate amount of $160 million (the “Secured Credit Facilities”) comprised of (i) the Initial Term Loan Facility in an aggregate principal amount of up to $70 million; (ii) a $10 million Revolving Credit Facility; (iii) the Term B2 loan facility in an aggregate principal amount of up to $10 million, the proceeds of which were used to partially finance the acquisition of InSync; and (iv) the Term B3 loan facility in an aggregate principal amount of up to $70 million, the proceeds of which were used to partially finance the acquisition of SkyWave. Proceeds of the Initial Term Loan Facility and Revolving Credit Facility were used to repay in full our Senior Notes and pay certain related fees, expenses and accrued interest, as well as for general corporate purposes.

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

The Credit Agreement contains customary representations and warranties, conditions to funding, covenants and events of default. The covenants set forth in the Credit Agreement include, among other things, prohibitions on the Company and our subsidiaries against incurring certain indebtedness and investments (other than permitted acquisitions and other exceptions as specified therein), providing certain guarantees and incurring certain liens. In addition, the Credit Agreement includes a leverage ratio and consolidated liquidity covenant, as defined, whereby we are permitted to have a maximum consolidated leverage ratio as of the last day of any fiscal quarter of up to 5.00 to 1.00 must maintain and a minimum consolidated liquidity of $7.5 million as of the last day of any fiscal quarter. The Credit Agreement provides for certain events of default, the occurrence of which could result in the acceleration of our obligations under the Credit Agreement.

On October 10, 2014, under the Secured Credit Facilities, we borrowed $70 million under the Initial Term Loan Facility, a portion of which was used, to repay in full our Senior Notes, and $10 million under the Revolving Credit Facility.

On December 30, 2014, under the Secured Credit Facilities, we borrowed $70 million under the Term B3 Facility to partially fund the acquisition of SkyWave.

On January 16, 2015, under the Secured Credit Facilities, we borrowed $10 million under the Term B2 Facility to partially fund the acquisition of InSync.

On March 31, 2015, we repaid in full the $10 million outstanding under the Revolving Credit Facility.

On January 1, 2015, we completed the acquisition of SkyWave for an aggregate purchase price paid of $130.2 million, inclusive of a working capital settlement of $0.3 million and subject to certain adjustments, and a $10.6 million escrow to cover certain SkyWave indemnity obligations. From the purchase price, $7.5 million was paid to Inmarsat Canada Holdings Inc., a subsidiary of Inmarsat, in the form of a promissory note in exchange for a portion of its interest in SkyWave. The promissory note provided an off-set for the $7.5 million paid by Inmarsat under the agreement with Inmarsat. We funded the acquisition of using existing cash on our balance sheet, our borrowings under our Term B3 facility of the Secured Credit Facilities and net proceeds from our public offering in November 2014.

On January 16, 2015, we completed the acquisition of InSync for a cash consideration of $11.1 million, subject to net working capital adjustments, and additional contingent consideration of up to $5.0 million, subject to certain operational milestones. We funded the acquisition of InSync through a combination of cash on hand and our borrowings under our Term B2 facility of the Secured Credit Facilities, as described above.

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

On October 6, 2015, we completed the acquisition of WAM Technologies, LLC for a cash consideration of $8.5 million, subject to net working capital adjustments.

At March 31, 2016, no amounts were outstanding under the Revolving Credit Facility. The net availability under the Revolving Credit Facility was $10.0 million as of March 31, 2016.

Debt Covenants

As of March 31, 2016, we were in compliance with our covenants of the Secured Credit Facilities.

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

EBITDA is not a performance measure calculated in accordance with U.S. GAAP. While we consider EBITDA to be an important measure of operating performance, it should be considered in addition to, and not as a substitute for, or superior to, net income or other measures of financial performance prepared in accordance with U.S. GAAP and may be different than EBITDA measures presented by other companies.

The following table reconciles our net income (loss) to EBITDA for the periods shown:

	Three Months Ended March 31,
(In thousands)	2016	2015
Net income (loss) attributable to ORBCOMM Inc.	$(2,096)	$(2,873)
Income tax expense	162	477
Interest income	(88)	(71)
Interest expense	1,699	1,242
Depreciation and amortization	8,959	6,455
EBITDA	$8,636	$5,230

For the first quarter of 2016 compared to the first quarter of 2015, EBITDA increased $3.4 million, or 65.1% while net loss decreased $0.8 million. The rate of increase for EBITDA compared to net loss decrease for the three months ended March 31, 2016 compared to the prior year period primarily reflects higher depreciation associated with the 11 OG2 satellites placed into service, higher amortization of finite-lived intangible assets as a result of the acquisition of WAM Solutions, Inc. and the change of estimated life on our trade name intangible assets and increased interest expense associated with our Secured Credit Facilities.

Contractual Obligations

There have been no material changes in our contractual obligations as of March 31, 2016, as previously disclosed in our Annual Report.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

There has been no material changes in our assessment of our sensitivity to market risk as of March 31, 2016, as previously disclosed in Part II, Item 7A “Quantitative and Qualitative Disclosures about Market Risks” in our Annual Report.

Concentration of credit risk

There were no customers with revenues greater than 10% of our consolidated total revenues for the quarter ended March 31, 2016 and 2015.

We have floating interest rate debt with our Secured Credit Facilities under our Credit Agreement that are subject to interest rate volatility, which is our principal market risk, with a floor of 1.00%. A 25 basis point change in the interest rate relating to the credit facilities’ balances outstanding as of March 31, 2016, which are subject to variable interest rates based on LIBOR, would yield a change of approximately $0.4 million in annual interest expense. We do not expect our future cash flows to be affected to any significant degree by a sudden change in market interest rates.

Item 4. Disclosure Controls and Procedures

Evaluation of the Company’s disclosure controls and procedures.

The Company’s management evaluated, with the participation of the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2016. Based on their evaluation, the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2016.

Changes in Internal Control over Financial Reporting.

We reviewed our internal control over financial reporting at March 31, 2016. There have been no changes in our internal control over financial reporting identified in an evaluation thereof that occurred during the first quarter of 2016 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Except as discussed under “Overview” in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” there have been no material changes in the risk factors as of March 31, 2016, as previously disclosed in Part I, Item 1A “Risk Factors” in our Annual Report.

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

10.1	Form of Restricted Stock Unit Award Agreement (including Restricted Stock Unit Award Agreement Terms and Conditions) under the Company’s 2016 Long-Term Incentive Plan.

10.2	Form of Performance Unit Award Agreement under the Company’s 2016 Long-Term Incentives Plan.

31.1	Certification of President and Chief Executive Officer required by Rule 13a-14(a).

31.2	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a).

32.1	Certification of President and Chief Executive Officer required by Rule 13a-14(b) and 18 U.S.C. Section 1350.

32.2	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(b) and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORBCOMM Inc. (Registrant)

Date: May 5, 2016	/s/ Marc J. Eisenberg
Marc J. Eisenberg,
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2016	/s/ Robert G. Costantini
Robert G. Costantini,
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: May 5, 2016	/s/ Constantine Milcos
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

10.1	Form of Restricted Stock Unit Award Agreement (including Restricted Stock Unit Award Agreement Terms and Conditions) under the Company’s 2016 Long-Term Incentive Plan.

10.2	Form of Performance Unit Award Agreement under the Company’s 2016 Long-Term Incentives Plan.

31.1	Certification of Chief Executive Officer and President required by Rule 13a-14(a).

31.2	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a).

32.1	Certification of Chief Executive Officer and President required by Rule 13a-14(b) and 18 U.S.C. Section 1350.

32.2	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(b) and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document