Form 10-Q
period 2016-06-30
ORBCOMM Inc.
filed 2016-08-04
CIK 1361983

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The number of shares outstanding of the registrant’s common stock as of August 1, 2016 is 70,986,705.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ORBCOMM Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value and share data)

(Unaudited)

	June 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$15,465	$27,077
Accounts receivable, net of allowance for doubtful accounts of $1,326 and $1,233, respectively	38,128	29,816
Inventories	20,416	20,712
Prepaid expenses and other current assets	7,576	5,646
Restricted cash	—	1,000
Deferred income taxes	508	508
Total current assets	82,093	84,759
Satellite network and other equipment, net	232,167	229,970
Goodwill	114,038	112,425
Intangible assets, net	88,298	93,172
Other assets	7,662	6,573
Total assets	$524,258	$526,899
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$14,356	$13,895
Accrued liabilities	25,630	24,186
Current portion of deferred revenue	8,373	7,652
Total current liabilities	48,359	45,733
Note payable - related party	1,264	1,241
Note payable	150,000	150,000
Deferred revenue, net of current portion	4,411	6,024
Deferred tax liabilities	18,972	18,440
Other liabilities	4,294	5,705
Total liabilities	227,300	227,143
Commitments and contingencies
Equity:
ORBCOMM Inc. stockholders' equity
Series A Convertible Preferred Stock, par value $0.001; 1,000,000 shares authorized; 35,051 and 35,759 shares issued and outstanding	350	357
Common stock, par value $0.001; 250,000,000 shares authorized; 71,009,088 and 70,613,642 shares issued at June 30, 2016 and December 31, 2015	71	71
Additional paid-in capital	384,355	381,659
Accumulated other comprehensive income (loss)	(496)	(1,174)
Accumulated deficit	(87,689)	(81,424)
Less treasury stock, at cost; 29,990 shares at June 30, 2016 and December 31, 2015	(96)	(96)
Total ORBCOMM Inc. stockholders' equity	296,495	299,393
Noncontrolling interest	463	363
Total equity	296,958	299,756
Total liabilities and equity	$524,258	$526,899

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ORBCOMM Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Service revenues	$27,694	$24,011	$54,608	$47,785
Product sales	22,370	20,872	39,016	39,428
Total revenues	50,064	44,883	93,624	87,213
Cost of revenues, exclusive of depreciation and amortization shown below:
Cost of services	9,351	8,318	18,539	16,022
Cost of product sales	17,200	14,790	28,650	28,738
Gross profit	23,513	21,775	46,435	42,453
Operating expenses:
Selling, general and administrative	11,056	11,025	22,812	22,466
Product development	1,952	1,818	3,909	3,426
Depreciation and amortization	11,551	6,640	20,510	13,095
Impairment loss - satellite network	—	12,748	—	12,748
Acquisition - related and integration costs	569	1,110	933	3,561
Loss from operations	(1,615)	(11,566)	(1,729)	(12,843)
Other income (expense):
Interest income	95	85	183	156
Other income (expense)	99	204	(91)	392
Interest expense	(2,445)	(1,332)	(4,144)	(2,574)
Total other (expense)	(2,251)	(1,043)	(4,052)	(2,026)
Loss before income taxes	(3,866)	(12,609)	(5,781)	(14,869)
Income taxes	216	(386)	378	91
Net loss	(4,082)	(12,223)	(6,159)	(14,960)
Less: Net income (loss) attributable to the noncontrolling interests	87	(15)	106	121
Net loss attributable to ORBCOMM Inc.	$(4,169)	$(12,208)	$(6,265)	$(15,081)
Net loss attributable to ORBCOMM Inc. common stockholders	$(4,169)	$(12,217)	$(6,265)	$(15,099)
Per share information-basic:
Net loss attributable to ORBCOMM Inc. common stockholders	$(0.06)	$(0.17)	$(0.09)	$(0.21)
Per share information-diluted:
Net loss attributable to ORBCOMM Inc. common stockholders	$(0.06)	$(0.17)	$(0.09)	$(0.21)
Weighted average common shares outstanding:
Basic	70,900	70,427	70,800	70,333
Diluted	70,900	70,427	70,800	70,333

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ORBCOMM Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(4,082)	$(12,223)	$(6,159)	$(14,960)
Other comprehensive income (loss) - Foreign currency translation adjustments	171	(56)	672	(544)
Other comprehensive income (loss)	171	(56)	672	(544)
Comprehensive loss	(3,911)	(12,279)	(5,487)	(15,504)
Less: Comprehensive (income) loss attributable to noncontrolling interests	(94)	371	(100)	175
Comprehensive loss attributable to ORBCOMM Inc.	$(4,005)	$(11,908)	$(5,587)	$(15,329)

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ORBCOMM Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(6,159)	$(14,960)
Adjustments to reconcile net loss to net cash provided by operating activities:
Change in allowance for doubtful accounts	(24)	246
Change in the fair value of acquisition-related contingent consideration	29	(732)
Amortization of the fair value adjustment related to warranty liabilities acquired through acquisitions	(57)	(12)
Amortization of deferred financing fees	383	220
Depreciation and amortization	20,510	13,095
Impairment loss - satellite network	—	12,748
Stock-based compensation	2,605	2,235
Foreign exchange loss (gain)	84	(273)
Deferred income taxes	623	(271)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(7,294)	7,772
Inventories	951	(4,525)
Prepaid expenses and other assets	(3,714)	(1,061)
Accounts payable and accrued liabilities	1,300	(8,255)
Deferred revenue	(1,223)	806
Other liabilities	(108)	302
Net cash provided by operating activities	7,906	7,335
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(3,452)	(133,408)
Capital expenditures	(16,864)	(22,818)
Cash held for acquisition	—	123,000
Change in restricted cash	1,000	—
Other	(198)	—
Net cash used in investing activities	(19,514)	(33,226)
Cash flows from financing activities:
Proceeds received from issuance of long-term debt	—	10,000
Cash paid for debt issuance costs	—	(842)
Proceeds received from exercise of stock options	—	244
Payment of deferred purchase consideration	(342)	—
Principal payment of note payable	—	(10,000)
Principal payments of capital leases	—	(48)
Net cash used in financing activities	(342)	(646)
Effect of exchange rate changes on cash and cash equivalents	338	(300)
Net decrease in cash and cash equivalents	(11,612)	(26,837)
Beginning of period	27,077	91,565
End of period	$15,465	$64,728
Supplemental disclosures of cash flow information:
Cash paid for
Interest	$4,400	$4,508
Income taxes	$(101)	$384
Supplemental schedule of noncash investing and financing activities
Noncash investing and financing activities:
Capital expenditures incurred not yet paid	$1,817	$976
Capital expenditure milestone payable incurred not yet paid	$5,070	$—
Stock-based compensation related to capital expenditures	$131	$78
Series A convertible preferred stock dividend paid in kind	$—	$18
Common stock issued as payment for MPUs	$—	$358
Common stock issued as payment for contingent consideration	$352	$—
Acquisition-related contingent consideration	$514	$542

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ORBCOMM Inc.

Condensed Consolidated Statements of Changes in Equity

Six Months Ended 2016 and 2015

(in thousands, except share data)

(Unaudited)

						Accumulated
	Series A convertible				Additional	other
	Preferred stock		Common stock		paid-in	comprehensive	Accumulated	Treasury stock		Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	income	deficit	Shares	Amount	interests	equity
Balances, January 1, 2016	35,759	$357	70,613,642	$71	$381,659	$(1,174)	$(81,424)	29,990	$(96)	$363	$299,756
Vesting of restricted stock units	—	—	261,730	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,337	—	—	—	—	—	2,337
Conversion of preferred stock to common stock	(708)	(7)	1,178	—	7	—	—	—	—	—	—
Payment of contingent consideration	—	—	35,464	—	352	—	—	—	—	—	352
Exercise of SARs	—	—	97,074	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	(6,265)	—	—	106	(6,159)
Foreign currency translation adjustments	—	—	—	—	—	678	—	—	—	(6)	672
Balances, June 30, 2016	35,051	$350	71,009,088	$71	$384,355	$(496)	$(87,689)	29,990	$(96)	$463	$296,958
Balances, January 1, 2015	90,973	$909	70,109,488	$70	$376,297	$(583)	$(68,137)	29,990	$(96)	$49	$308,509
Vesting of restricted stock units	—	—	227,382	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,073	—	—	—	—	—	2,073
Common stock issued as payment for MPUs	—	—	54,801	—	358	—	—	—	—	—	358
Series A convertible preferred stock dividend	1,813	18	—	—	—	—	(18)	—	—	—	—
Exercise of SARS	—	—	44,502	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	50,000	—	244	—	—	—	—	—	244
Net loss	—	—	—	—	—	—	(15,081)	—	—	121	(14,960)
Foreign currency translation adjustments	—	—	—	—	—	(598)	—	—	—	54	(544)
Balances, June 30, 2015	92,786	$927	70,486,173	$70	$378,972	$(1,181)	$(83,236)	29,990	$(96)	$224	$295,680

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ORBCOMM Inc.

Notes to the Condensed Consolidated Financial Statements

(All amounts in thousands except share amounts, per share amounts or unless otherwise noted)

1. Organization and Business

ORBCOMM Inc. (“ORBCOMM” or the “Company”), a Delaware corporation, is a global provider of Machine-to-Machine (“M2M”) and Internet of Things (“IoT”) solutions, including network connectivity, devices, device management and web reporting applications. The Company’s M2M and IoT products and services are designed to track, monitor, control and enhance security for a variety of assets, such as trailers, trucks, rail cars, sea containers, generators, fluid tanks, marine vessels, diesel or electric powered generators (“gensets”), oil and gas wells, pipeline monitoring equipment, irrigation control systems and utility meters, in industries for transportation & distribution, heavy equipment, oil & gas, maritime and government. Additionally, the Company provides satellite Automatic Identification Service (“AIS”) data services to assist in vessel navigation and to improve maritime safety for government and commercial customers worldwide. The Company provides these services using multiple network platforms, including a constellation of 41 owned low-Earth orbit (“LEO”) satellites and accompanying ground infrastructure, as well as terrestrial-based cellular communication services obtained through reseller agreements with major cellular (Tier One) wireless providers. The Company also offers customer solutions utilizing additional satellite network service options that the Company obtains through service agreements entered into with multiple mobile satellite providers. The Company’s satellite-based customer solution offerings uses small, low power, mobile satellite subscriber communicators for remote asset connectivity, and the Company’s terrestrial-based solutions utilizes cellular data modems with subscriber identity modules (“SIMS”). The Company also resells service using the two-way Inmarsat satellite network to provide higher bandwidth, low-latency satellite products and services, leveraging the Company’s IsatDataPro (“IDP”) technology. The Company’s customer solutions provide access to data gathered over these systems via connections to other public or private networks, including the Internet. The Company provides what it believes is the most versatile, leading-edge M2M and IoT solutions to enable its customers to run their business more efficiently.

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

Although the Company owns interests in companies that it accounts for pursuant to the equity method, the investments in those entities had no carrying value as of June 30, 2016 and December 31, 2015. The Company has no guarantees or other funding obligations to those entities. The Company had no equity in or losses of those investees for the quarters and six months ended June 30, 2016 and 2015.

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

There were no customers with revenues greater than 10% of the Company’s consolidated total revenues for the quarters and six months ended June 30, 2016 and 2015.

One customer, Hub City Terminals, Inc., comprised 11.3% of the Company’s consolidated accounts receivable as of June 30, 2016.  One customer, Caterpillar Inc., comprised 11.6% of the Company’s consolidated accounts receivable as of December 31, 2015, respectively.

As of June 30, 2016, the Company did not maintain in-orbit insurance coverage for its ORBCOMM Generation 1 (“OG1”) satellites to address the risk of potential systemic anomalies, failures or catastrophic events affecting its satellite constellation. The Company maintains in-orbit insurance coverage for its ORBCOMM Generation 2 (“OG2”) satellites, as described in “Note 15 – Commitments and Contingencies.”

Inventories

Inventories are stated at the lower of cost or market, determined on a first-in, first-out basis. At June 30, 2016 and December 31, 2015, inventory consisted primarily of finished goods and purchased parts to be utilized by its contract manufacturer totaling $15,575 and $16,912, respectively, and $4,841 and $3,800, respectively, of raw materials, net of inventory obsolescence. The Company reviews inventory quantities on hand and evaluates the realizability of inventories and adjusts the carrying value as necessary based on forecasted product demand. A provision is made for potential losses on slow moving and obsolete inventories when identified.

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

In March 2016, the FASB issued ASU 2016-09 “Improvements to Employee Share Based Payment Accounting” (“ASU 2016-09”), which amends FASB ASC Topic 718 “Compensation – Stock Compensation” and is effective for the fiscal years beginning after December 15, 2016. ASC 2016-09 includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements.  The adoption of this standard, which will be applied prospectively, is not expected to have a material impact on the Company’s consolidated financial statements.

3. Acquisitions

Skygistics Ltd.

On May 26, 2016, pursuant to an Asset Purchase Agreement entered into on April 11, 2016 among a wholly owned subsidiary of the Company and Skygistics Propriety Limited and Satconnect Propriety Limited (the “Sellers”), the Company completed the acquisition of substantially all of the assets of Skygistics (PTY) Ltd. (“Skygistics”), for a purchase price of $3,835, subject to net working capital adjustments, and additional contingent consideration of up to $954, subject to certain operational milestones (the “Skygistics Acquisition”).

Preliminary Estimated Purchase Price Allocation

The Skygistics Acquisition has been accounted for using the acquisition method of accounting in accordance with FASB ASC Topic 805 “Business Combinations” (“ASC 805”). This method requires that assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date (the “Acquisition Method”). The excess of the purchase price over the net assets was recorded as goodwill. The preliminary allocation of the purchase price was based upon a preliminary valuation and the estimates and assumptions are subject to change during the one year measurement period. The total consideration for the Skygistics Acquisition was $4,349, of which $514 represents acquisition date contingent consideration at fair value, in a debt free, cash free transaction.  The preliminary estimated purchase price allocation for the Skygistics Acquisition is as follows:

Amount
Cash and cash equivalents	$383
Accounts receivable	989
Inventories	292
Other current assets	112
Property, plant and equipment	418
Deferred tax assets	90
Intangible assets	1,071
Total identifiable assets acquired	3,355
Accounts payable and accrued expenses	410
Other liabilities	11
Total liabilities assumed	421
Net identifiable assets acquired	2,934
Goodwill	1,415
Total preliminary purchase price	$4,349

Intangible Assets

The estimated fair value of the customer lists was determined using the “excess earnings method” under the income approach, which represents the total income to be generated by the asset. Some of the more significant assumptions inherent in the development of those asset valuations include the projected revenue associated with the asset, the appropriate discount rate to select in order to measure the risk inherent in each future cash flow stream, the assessment of each asset’s life cycle, as well as other factors (the “Customer List Valuation Technique”). The discount rate used to arrive at the present value at the acquisition date of the customer lists was 19%. The remaining useful lives of customer lists were based on the customer attrition and the projected economic benefit of these customers. The Company recorded a customer list intangible asset in the amount of $1,071 and assigned an estimated useful life of 13 years to the customer list.

Goodwill

The Skygistics Acquisition provides a broad range of satellite and cellular connectivity options as well as telematics solutions centered around the management of remote and mobile assets to more than 250 telematics and enterprise customers. These factors contributed to a preliminary estimated purchase price resulting in recognition of goodwill. The goodwill attributable to the Skygistics Acquisition is not deductible for tax purposes.

Indemnification Asset

In connection with the Asset Purchase Agreement, the Company entered into an escrow agreement with the Sellers and an escrow agent.  Under the terms of the escrow agreement, $757 was placed in an escrow account through August 2017 to fund any indemnification obligations owed to the Company under the Asset Purchase Agreement. On June 1, 2016, $304 was released from the escrow fund to the Sellers in accordance with the terms of the escrow agreement.

Contingent Consideration

Additional consideration is conditionally due to the Sellers upon achievement of certain financial milestones through April 2017.  The fair value measurement of the contingent consideration obligation is determined using Level 3 unobservable inputs supported by little or no market activity based on the Company’s own assumptions. The estimated fair value of the contingent consideration was determined based on the Company’s preliminary estimates using the probability-weighted discounted cash flow approach. As of June 30, 2016, the Company recorded $514 in other non-current liabilities on the condensed consolidated balance sheet.

WAM Technologies, LLC

On October 6, 2015, pursuant to an Asset Purchase Agreement entered into by a wholly owned subsidiary of the Company, WAM Technologies, LLC (“WAM”) and the individual owners of WAM (the “Sellers”), the Company completed the acquisition of substantially all of the assets of WAM for total consideration of $8,689, inclusive of a working capital settlement of $189, of which $1,100 was deposited in escrow in connection with certain indemnification obligations (the “WAM Acquisition”).

Preliminary Estimated Purchase Price Allocation

The WAM Acquisition has been accounted for using the Acquisition Method. The excess of the purchase price over the net assets was recorded as goodwill. The total consideration for the WAM Acquisition was $8,689 in a debt-free, cash-free transaction. The preliminary estimated purchase price allocation for the WAM Acquisition is as follows:

Amount
Accounts receivable	$563
Property, plant and equipment	122
Intangible assets	4,810
Total identifiable assets acquired	5,495
Accounts payable and accrued expenses	204
Deferred revenues	7,326
Total liabilities assumed	7,530
Net identifiable assets acquired	(2,035)
Goodwill	10,724
Total preliminary purchase price	$8,689

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
		$4,810

Goodwill

The WAM Acquisition expands and strengthens the Company’s cold chain monitoring solutions, which include trailers, rail cars, gensets and sea containers. With the addition of WAM’s installed base, the Company is expected to become a leader in monitoring cargo shipments. These factors contributed to a preliminary estimated purchase price resulting in recognition of goodwill. The goodwill attributable to the WAM Acquisition is deductible for tax purposes.

Indemnification Asset

In connection with the Asset Purchase Agreement, the Company entered into an escrow agreement with the Sellers and an escrow agent.  Under the terms of the escrow agreement, $1,100 was placed in an escrow account through December 2017 to fund any indemnification obligations owed to the Company under the Asset Purchase Agreement.

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

	Three Months Ended June 30, 2015
	As Reported	WAM Acquisition	Pro Forma
Net revenues	$44,883	$1,518	$46,401
Net (loss) income attributable to common shareholders	$(12,217)	$193	$(12,024)
Earnings per share:
Basic	$(0.17)		$(0.17)
Diluted	$(0.17)		$(0.17)

	Six Months Ended June 30, 2015
	As Reported	WAM Acquisition	Pro Forma
Net revenues	$87,213	$3,606	$90,819
Net (loss) income attributable to common shareholders	$(15,099)	$655	$(14,444)
Earnings per share:
Basic	$(0.21)		$(0.21)
Diluted	$(0.21)		$(0.21)

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

Euroscan Holding B.V.

On March 11, 2014, pursuant to the Share Purchase Agreement entered into by the Company and MWL Management B.V., R.Q. Management B.V., WBB GmbH, ING Corporate Investments Participaties B.V. and Euroscan Holding B.V., as sellers (the “Share Purchase Agreement”), the Company completed the acquisition of 100% of the outstanding equity of Euroscan Holding B.V., including, indirectly, its wholly-owned subsidiaries Euroscan B.V., Euroscan GmbH Vertrieb Technischer Geräte, Euroscan Technology Ltd. and Ameriscan, Inc. (collectively, the “Euroscan Group” or “Euroscan”) for an aggregate consideration of (i) $29,163, inclusive of net working capital adjustments and net cash (on a debt free, cash free basis); (ii) issuance of 291,230 shares of the Company’s common stock, valued at $7.70 per share, which reflected the Company’s closing price on the acquisition date; and (iii) additional contingent considerations of up to $6,547 (the “Euroscan Acquisition”). The Euroscan Acquisition allowed the Company to complement its North American operations in M2M by adding a significant distribution channel in Europe and other key geographies where Euroscan has market share.

Contingent Consideration

Additional consideration is conditionally due to MWL Management B.V. and R.Q. Management B.V. upon achievement of financial and operational milestones through March 2017. The fair value measurement of the contingent consideration obligation is determined using Level 3 unobservable inputs supported by little or no market activity based on our own assumptions. The estimated fair value of the contingent consideration was determined based on the Company’s preliminary estimates using the probability-weighted discounted cash flow approach. As of June 30, 2016, the Company recorded $1,027 in accrued expenses on the condensed consolidated balance sheet in connection with the contingent consideration. As of December 31, 2015, the Company recorded $1,719 in other non-current liabilities on the condensed consolidated balance sheet in connection with the contingent consideration. Changes in the fair value of the contingent consideration obligations are recorded in the condensed consolidated statement of operations. The Company recorded a reduction of the contingent liability of $198 in selling, general and administrative (“SG&A”) expenses in the condensed consolidated statements of operations in the quarter ended June 30, 2016 due to a decrease in the estimated fair value of the contingent consideration. The Company recorded an increase of the contingent liability of $182 in SG&A expenses in the condensed consolidated statements of operations in the six months ended June 30, 2016 in connection with the achievement of one operational milestone. A total of $694 was  paid to MWL Management B.V. and R.Q. Management B.V. in cash and common stock of the Company during the quarter ended June 30, 2016 upon achievement of this milestone. For the quarter ended June 30, 2016, charges of $22 were recorded to SG&A for accretion associated with the contingent consideration. For the quarter and six months ended June 30, 2015, charges of $88 and $176, respectively, were recorded in SG&A expenses in the condensed consolidated statement of operations for accretion associated with the contingent consideration.

4. Stock-based Compensation

On April 20, 2016, the stockholders of the Company approved the ORBCOMM Inc. 2016 Long-Term Incentives Plan (the “2016 LTIP”). The 2016 LTIP replaces the Company’s 2006 Long-Term Incentive Plan (the “2006 LTIP”). The number of shares authorized for delivery under the 2016 LTIP is 6,949,400 shares, including 1,949,400 shares that remained available under the 2006 LTIP as of February 17, 2016. As of June 30, 2016, there were 7,097,975 shares available for grant under the 2016 LTIP.

Total stock-based compensation recorded by the Company for the quarters ended June 30, 2016 and 2015 was $1,219 and $1,104, respectively, and for the six months ended June 30, 2016 and 2015 was $2,605 and $2,235, respectively. Total capitalized stock-based compensation for the quarters ended June 30, 2016 and 2015 was $65 and $50, respectively, and for the six months ended June 30, 2016 and 2015 was $131 and $78, respectively.

The following table summarizes the components of stock-based compensation expense in the condensed consolidated statements of operations for the quarters and six months ended June 30, 2016 and 2015:

	Quarter ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Cost of services	$158	$85	$333	$199
Cost of product sales	10	10	22	24
Selling, general and administrative	956	952	2,034	1,881
Product development	95	57	216	131
Total	$1,219	$1,104	$2,605	$2,235

As of June 30, 2016, the Company had unrecognized compensation costs for stock appreciation rights and restricted stock units totaling $3,707.

Time-Based Stock Appreciation Rights

A summary of the Company’s time-based Stock Appreciation Rights (“SARs”) for the six months ended June 30, 2016 is as follows:

			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
	Number of	Average	Contractual	Value
	Shares	Exercise Price	Term (years)	(In thousands)
Outstanding at January 1, 2016	4,109,184	$5.22
Granted	—	—
Exercised	(226,700)	5.23
Forfeited or expired	—	—
Outstanding at June 30, 2016	3,882,484	$5.25	5.05	$20,475
Exercisable at June 30, 2016	3,717,284	$5.23	4.83	$19,877
Vested and expected to vest at June 30, 2016	3,882,484	$5.25	5.05	$20,475

For the quarters ended June 30, 2016 and 2015, the Company recorded stock-based compensation expense of $71 and $529 relating to these SARs, respectively. For the six months ended June 30, 2016 and 2015, the Company recorded stock-based compensation expense of $165 and $958 relating to these SARs, respectively. As of June 30, 2016, $727 of total unrecognized compensation cost related to these SARs is expected to be recognized through August 2018.

The intrinsic value of the time-based SARs exercised during the six months ended June 30, 2016 was $929.

Performance-Based Stock Appreciation Rights

A summary of the Company’s performance-based SARs for the six months ended June 30, 2016 is as follows:

			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
	Number of	Average	Contractual	Value
	Shares	Exercise Price	Term (years)	(In thousands)
Outstanding at January 1, 2016	778,774	$6.33
Granted	—	—
Exercised	(12,450)	2.91
Forfeited or expired	(1,000)	5.65
Outstanding at June 30, 2016	765,324	$6.34	3.86	$3,569
Exercisable at June 30, 2016	765,324	$6.34	3.86	$3,569
Vested and expected to vest at June 30, 2016	765,324	$6.34	3.86	$3,569

For the quarters ended June 30, 2016 and 2015, the Company recorded stock-based compensation expense of $0 and $3 relating to these SARs, respectively. For the six months ended June 30, 2016 and 2015, the Company recorded stock-based compensation of $2 and $16 relating to these SARs, respectively. As of June 30, 2016, there is no unrecognized compensation cost related to these SARs expected to be recognized.

The intrinsic value of the performance-based SARs exercised during the six months ended June 30, 2016 was $89.

The fair value of each time-based and performance-based SAR award is estimated on the date of grant using the Black-Scholes option pricing model with the assumptions described below. For the periods indicated, the expected volatility was based on the Company’s historical volatility over the expected terms of the SAR awards. Estimated forfeitures were based on voluntary and involuntary termination behavior, as well as analysis of actual forfeitures. The risk-free interest rate was based on the U.S. Treasury yield curve at the time of the grant over the expected term of the SAR grants. The Company did not grant time-based or performance-based SARs during the six months ended June 30, 2016.

Six months ended June 30,
2015
Risk-free interest rate	1.35% and 1.82%
Expected life (years)	6.0
Estimated volatility factor	64.0% to 64.6%
Expected dividends	None

Time-based Restricted Stock Units

A summary of the Company’s time-based Restricted Stock Units (“RSUs”) for the six months ended June 30, 2016 is as follows:

	Shares	Weighted- Average Grant Date Fair Value
Balance at January 1, 2016	366,004	$6.63
Granted	159,945	9.08
Vested	(75,470)	6.41
Forfeited or expired	(5,899)	6.78
Balance at June 30, 2016	444,580	$7.55

For the quarters ended June 30, 2016 and 2015, the Company recorded stock-based compensation expense of $588 and $100 related to these RSUs, respectively. For the six months ended June 30, 2016 and 2015, the Company recorded stock-based compensation expense of $1,150 and $271 related to these RSUs, respectively. As of June 30, 2016, $1,993 of total unrecognized compensation cost related to these RSUs is expected to be recognized through June 2019.

Performance-based Restricted Stock Units

A summary of the Company’s performance-based RSUs for the six months ended June 30, 2016 is as follows:

	Shares	Weighted- Average Grant Date Fair Value
Balance at January 1, 2016	499,369	$6.66
Granted	—	—
Vested	(175,389)	6.53
Forfeited or expired	(66,158)	6.56
Balance at June 30, 2016	257,822	$6.66

For the quarters ended June 30, 2016 and 2015, the Company recorded stock-based compensation expense of $354 and $308 related to these RSUs, respectively. For the six months ended June 30, 2016 and 2015, the Company recorded stock-based compensation expense of $879 and $750 related to these RSUs, respectively. As of June 30, 2016, $987 of total unrecognized compensation cost related to these RSUs is expected to be recognized through March 2017.

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

Six Months Ended June 30,
	2016	2015
Risk-free interest rate	0.35% to 0.68%	0.11% to 0.83%
Estimated volatility factor	34.0% to 37.0%	31.0% to 38.0%
Expected dividends	None	None

For the quarters ended June 30, 2016 and 2015, the Company recorded stock-based compensation expense of $194 and $164 relating to these MPUs, respectively. For the six months ended June 30, 2016 and 2015, the Company recorded stock-based compensation expense of $397 and $240 relating to these MPUs, respectively.

In January 2015, the Company issued 54,801 shares of its common stock as payment of MPUs in connection with achieving the fiscal year 2013 and 2014 stock performance target.

Employee Stock Purchase Plan

The Company’s Board of Directors adopted the ORBCOMM Inc. Employee Stock Purchase Plan (“ESPP”) on February 16, 2016 and the Company’s shareholders approved the ESPP on April 20, 2016. Under the terms of the ESPP, 5,000,000 shares of the Company’s common stock are available for issuance, and eligible employees may have up to 10% of their gross pay deducted from their payroll up to a maximum of $25,000 per year to purchase shares of ORBCOMM common stock at a discount of up to 15% of its fair market value, subject to certain conditions and limitations. For the quarter ended June 30, 2016, the Company recorded stock-based compensation expense of $12 relating to the ESPP.

5. Net Income (Loss) Attributable to ORBCOMM Inc. Common Stockholders

The Company accounts for earnings per share (“EPS”) in accordance with FASB ASC Topic 260, “Earnings Per Share” (“ASC 260”) and related guidance, which requires two calculations of EPS to be disclosed: basic and diluted. The numerator in calculating basic and diluted EPS is an amount equal to the net income (loss) attributable to ORBCOMM Inc. common stockholders for the periods presented. The denominator in calculating basic EPS is the weighted-average shares outstanding for the respective periods. The denominator in calculating diluted EPS is the weighted-average shares outstanding, plus the dilutive effect of unvested SAR and RSU grants and shares of Series A convertible preferred stock for the respective periods. The following sets forth the basic and diluted calculations of EPS for the quarters and six months ended June 30, 2016 and 2015:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net loss attributable to ORBCOMM Inc. common stockholders	$(4,169)	$(12,217)	$(6,265)	$(15,099)
Weighted average number of common shares outstanding:
Basic number of common shares outstanding	70,900	70,427	70,800	70,333
Dilutive effect of unvested SARs and RSUs and shares of Series A convertible preferred stock	—	—	—	—
Diluted number of common shares outstanding	70,900	70,427	70,800	70,333
Earnings per share:
Basic	$(0.06)	$(0.17)	$(0.09)	$(0.21)
Diluted	$(0.06)	$(0.17)	$(0.09)	$(0.21)

The following represents amounts not included in diluted EPS as their impact was anti-dilutive under the treasury stock method:

	Quarter ended		Six Months Ended
	June 30,		June 30,
(Shares in thousands)	2016	2015	2016	2015
SARs	*	*	*	*

*           Not applicable due to the loss for the period.

The computation of net loss attributable to ORBCOMM Inc. common stockholders for the quarters and six months ended June 30, 2016 and 2015 is as follows:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net loss attributable to ORBCOMM Inc.	$(4,169)	$(12,208)	$(6,265)	$(15,081)
Preferred stock dividends on Series A convertible preferred stock	—	(9)	—	(18)
Net loss attributable to ORBCOMM Inc. common stockholders	$(4,169)	$(12,217)	$(6,265)	$(15,099)

6. Satellite Network and Other Equipment

Satellite network and other equipment consisted of the following:

	Useful life	June 30,	December 31,
	(years)	2016	2015
Land		$381	$381
Satellite network	1-10	244,541	104,088
Capitalized software	3-7	21,851	13,201
Computer hardware	3	4,414	4,027
Other	2-7	7,121	6,853
Assets under construction		11,340	147,288
		289,648	275,838
Less: accumulated depreciation and amortization		(57,481)	(45,868)
		$232,167	$229,970

During the quarters ended June 30, 2016 and 2015, the Company capitalized costs attributable to the design and development of internal-use software in the amount of $1,233 and $877, respectively. During the six months ended June 30, 2016 and 2015, the Company capitalized costs attributable to the design and development of internal-use software in the amount of $2,188 and $1,770, respectively.

Depreciation and amortization expense for the quarters ended June 30, 2016 and 2015 was $8,483 and $4,005, respectively, including amortization of internal-use software of $794 and $408, respectively. Depreciation and amortization expense for the six months ended June 30, 2016 and 2015 was $14,380 and $7,851, respectively, including amortization of internal-use software of $1,645 and $784, respectively.

As of June 30, 2016, assets under construction primarily consist of costs associated with acquiring, developing and testing software and hardware for internal and external use that have not yet been placed into service. As of December 31, 2015, assets under construction primarily consist of milestone payments pursuant to procurement agreements, which includes the design, development, launch and other direct costs relating to the construction of the OG2 satellites and upgrades to its infrastructure and ground segment.

During the quarter ended March 31, 2016, the Company recorded an impairment loss on one of its leased AIS satellites. Upon abandonment of the satellite, the Company no longer expects future cash flows to be generated from this asset. The impairment loss of $466 was determined based on the net carrying value of the asset at the time of the impairment and was recorded in depreciation and amortization in the condensed consolidated statement of operations in the quarter ended March 31, 2016. In addition, the Company decreased satellite network and other equipment, net and the associated accumulated depreciation on the condensed consolidated balance sheet by $2,374 and $1,908, respectively, as of June 30, 2016.

On December 21, 2015, the Company launched the remaining 11 of its OG2 satellites aboard a Space Exploration Technologies Corp. (“SpaceX”) Falcon 9 launch vehicle. On March 1, 2016, following an in-orbit testing period, the Company initiated commercial service for the 11 OG2 satellites. As a result of the 11 OG2 satellites being placed into service, the Company reclassified $137,772 of costs out of assets under construction and into satellite network on March 1, 2016, and began depreciating the satellites over an estimated 10-year life. During the six months ended June 30, 2016 and 2015, the Company recorded $8,949 and $4,501 of depreciation in connection with its OG2 satellite constellation, respectively.

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

In January 2015, the Company lost communication with one of its OG1 Plane B satellites. In the quarter ended March 31, 2015, the Company removed $137 from satellite network and accumulated depreciation, respectively, representing the fully depreciated value of the satellite. In September 2015, the satellite re-established communication with the Company’s ground stations. There was no impact on the condensed consolidated balance sheet for the re-establishment of communications with this satellite.

7. Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price of an acquired business over the estimated fair values of the underlying net tangible and intangible assets.

Goodwill consisted of the following:

Amount
Balance at January 1, 2016	$112,425
Additions through acquisitions	1,415
Other measurement period adjustments	198
Balance at June 30, 2016	$114,038

Goodwill is allocated to the Company’s one reportable segment, which is its only reporting unit.

The Company’s intangible assets consisted of the following:

		June 30, 2016			December 31, 2015
	Useful life		Accumulated			Accumulated
	(years)	Cost	amortization	Net	Cost	amortization	Net
Customer lists	5-14	$91,283	$(15,638)	$75,645	$90,212	$(11,319)	$78,893
Patents and technology	5-10	16,575	(5,035)	11,540	16,390	(4,090)	12,300
Trade names and trademarks	1-2	2,885	(1,772)	1,113	2,885	(906)	1,979
		$110,743	$(22,445)	$88,298	$109,487	$(16,315)	$93,172

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

The weighted-average amortization period for the intangible assets is 10.0 years. The weighted-average amortization period for customer lists, patents and technology and trade names and trademarks is 10.4, 9.2 and 1.2 years, respectively.

Amortization expense was $3,068 and $2,635 for the quarter ended June 30, 2016 and 2015, respectively. Amortization expense was $6,130 and $5,244 for the six months ended June 30, 2016 and 2015, respectively.

Estimated annual amortization expense for intangible assets subsequent to June 30, 2016 is as follows:

Amount
2016 (remaining)	$6,187
2017	10,719
2018	10,465
2019	10,429
2020	10,146
2021	9,686
Thereafter	30,666
$88,298

8. Accrued Liabilities

The Company’s accrued liabilities consisted of the following:

	June 30,	December 31,
	2016	2015
Accrued compensation and benefits	$5,568	$7,082
Warranty	1,928	2,321
Corporate income tax payable	191	204
Contingent consideration	1,027	—
Accrued satellite network and other equipment	959	1,642
Accrued inventory purchases	1,475	1,676
Milestone payable	5,070	3,185
Accrued interest expense	1,006	1,017
Accrued airtime charges	870	834
Other accrued expenses	7,536	6,225
	$25,630	$24,186

For the six months ended June 30, 2016 and 2015, changes in accrued warranty obligations consisted of the following:

	June 30,
	2016	2015
Beginning balance	$2,322	$1,470
Warranty liabilities assumed from acquisition	—	450
Amortization of fair value adjustment of warranty liabilities acquired through acquisitions	(57)	(12)
Reduction of warranty liabilities assumed in connection with acquisitions	(384)	(174)
Warranty expense	512	662
Warranty charges	(465)	(167)
Ending balance	$1,928	$2,229

9. Deferred Revenues

Deferred revenues consisted of the following:

	June 30,	December 31,
	2016	2015
Service activation fees	$9,359	$10,800
Prepaid services	3,032	2,624
Warranty revenues	393	252
	12,784	13,676
Less current portion	(8,373)	(7,652)
Long-term portion	$4,411	$6,024

10. Note Payable-Related Party

In connection with the acquisition of a majority interest in Satcom in 2005, the Company recorded an indebtedness to OHB Technology A.G. (formerly known as OHB Teledata A.G.), a stockholder of the Company. At June 30, 2016 and December 31, 2015, the principal balance of the note payable was €1,138 and it had a carrying value of $1,264 and $1,241, respectively. The carrying value was based on the note’s estimated fair value at the time of acquisition. The difference between the carrying value and principal balance was being amortized to interest expense over the estimated life of the note of six years which ended in September 30, 2011. This note does not bear interest and has no fixed repayment term. Repayment will be made from the distribution profits, as defined in the note agreement, of ORBCOMM Europe LLC, a wholly owned subsidiary of the Company. The note has been classified as long-term and the Company does not expect any repayments to be required prior to June 30, 2017.

11. Note Payable

Secured Credit Facilities

On September 30, 2014, the Company entered into a credit agreement (the “Credit Agreement”) with Macquarie CAF LLC (“Macquarie” or the “Lender”) in order to refinance the Company’s $45,000 9.5% per annum Senior Notes (“Senior Notes”).  Pursuant to the Credit Agreement, the Lender provided secured credit facilities (the “Secured Credit Facilities”) in an aggregate amount of $160,000 comprised of (i) a term loan facility in an aggregate principal amount of up to $70,000 (the “Initial Term Loan Facility”); (ii) a $10,000 revolving credit facility (the “Revolving Credit Facility”); (iii) a term loan facility in an aggregate principal amount of up to $10,000 (the “Term B2 Facility”), the proceeds of which were drawn and used on January 16, 2015 to partially finance the InSync Acquisition; and (iv) a term loan facility in an aggregate principal amount of up to $70,000 (the “Term B3 Facility”), the proceeds of which were drawn on December 30, 2014 and used on January 1, 2015 to partially finance the SkyWave Acquisition. Proceeds of the Initial Term Loan Facility and Revolving Credit Facility were funded on October 10, 2014 and were used to repay in full the Company’s Senior Notes and pay certain related fees, expenses and accrued interest, as well as for general corporate purposes.

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

In connection with entering into the Credit Agreement, and the subsequent funding of the Initial Term Loan Facility, Revolving Credit Facility, Term B2 Facility and the Term B3 Facility, the Company incurred debt issuance costs of approximately $4,721. For the quarter and six months ended June 30, 2016, amortization of the debt issuance costs was $227 and $454, respectively. For the quarter and six months ended June 30, 2015, amortization of the debt issuance costs was $239 and $458, respectively.  For the six months ended June 30, 2016, the Company capitalized $744, of interest expense and amortization of the debt issuance costs associated with the Initial Term Loan Facility and Revolving Credit Facility to construction of the OG2 satellites. The Company capitalized interest expense and deferred issuance costs associated with these facilities through March 1, 2016, the date the final 11 OG2 satellites were placed in service. The Company recorded charges of $2,445 and $4,144 to interest expense on its statement of operations for the quarter and six months ended June 30, 2016, respectively, related to interest expense and amortization of debt issuance costs associated with the Term B2 and Term B3 Facilities and the Initial Term Loan Facility and Revolving Credit Facility after the OG2 satellites were placed in service on March 1, 2016.

At June 30, 2016, no amounts were outstanding under the Revolving Credit Facility. The net availability under the Revolving Credit Facility was $10,000 as of June 30, 2016.

As of June 30, 2016, the Company was in compliance with all financial covenants.

12. Stockholders’ Equity

Series A convertible preferred stock

During the six months ended June 30, 2016, the Company did not issue dividends to the holders of the Series A convertible preferred stock. As of June 30, 2016, dividends in arrears were $11.

Common Stock

As of June 30, 2016, the Company has reserved 17,451,870 shares of common stock for future issuances related to employee stock compensation plans.

On April 20, 2016, the stockholders of the Company approved the 2016 LTIP, which replaced the 2006 LTIP.  The number of shares authorized for delivery under the 2016 LTIP is 6,949,400 shares, including 1,949,400 shares that remained available under the 2006 LTIP as of February 17, 2016. In addition, the stockholders of the Company approved the ESPP, under which 5,000,000 shares of the Company’s common stock are available for issuance. Prior to the approval of the 2016 LTIP and ESPP, the Company had reserved 7,451,870 shares of common stock for future issuances related to employee stock compensation plans.

13. Segment Information

The Company operates in one reportable segment, M2M data communications. Other than satellites in orbit, goodwill and intangible assets, long-lived assets outside of the United States are not significant. The Company’s foreign exchange exposure is limited as approximately 83% of the Company’s consolidated revenue is collected in US dollars. The following table summarizes revenues on a percentage basis by geographic regions, based on the region in which the customer is located.

	Quarter Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
United States	65%	64%	63%	64%
South America	10%	14%	11%	14%
Japan	2%	2%	2%	2%
Europe	16%	19%	18%	19%
Other	7%	1%	6%	1%
	100%	100%	100%	100%

14. Income taxes

For the quarter ended June 30, 2016, the Company’s income tax provision was $216, compared to a tax benefit of $(386) for the prior year period. The change in the income tax provision for the quarter ended June 30, 2016 primarily related to a change in the geographical mix of income which increased taxable non-U.S. earnings before income taxes when compared to the prior year period and higher deferred tax expense in the current period related an increase in amortization of tax deductible goodwill.

For the six months ended June 30, 2016, the Company’s income tax provision was $378 compared to $91 for the prior year period.  The change in the income tax provision for the six months ended June 30, 2016 primarily related to a change in the geographical mix of income which increased taxable non-U.S. earnings before income taxes when compared to the prior year period and higher deferred tax expense in the current period related an increase in amortization of tax deductible goodwill. If the Company’s current estimates change in future periods, the impact on the deferred tax assets and liabilities may change correspondingly.

As of June 30, 2016 and December 31, 2015, the Company maintained a valuation allowance against its net deferred tax assets primarily attributable to operations in the United States, as the realization of such assets was not considered more likely than not.

There were no changes to the Company’s unrecognized tax benefits during the six months ended June 30, 2016. The Company does not expect any significant changes to its unrecognized tax positions during the next twelve months.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were recognized during the six months ended June 30, 2016.

15. Commitments and Contingencies

In April 2014, the Company obtained launch and one year from launch in-orbit insurance for the OG2 satellite program. For the first launch of six satellites, the Company obtained (i) a maximum total of $66,000 of launch plus one year in-orbit insurance coverage; and (ii) $22,000 of launch vehicle flight only insurance coverage (“Launch One”). The total premium cost for Launch One was $9,953. For the second launch of 11 satellites, the Company obtained (i) a maximum total of $120,000 of launch plus one year in-orbit insurance coverage; and (ii) $22,000 of launch vehicle flight only insurance coverage (“Launch Two”). The total premium cost for Launch Two is $16,454. In April 2014, the Company paid the total premium for Launch One and 5% of the total premium for Launch Two, with the balance of the premium cost for Launch Two paid in December 2015. The majority of the premium payments are recorded as satellite network and other equipment, net in the condensed consolidated balance sheet.

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

In June 2015, the Company lost communication with one of its in-orbit OG2 satellites. The Company recorded a non-cash impairment charge of $12,748 on the condensed consolidated statement of operations to write off the net book value of the satellite.  In addition, the Company decreased satellite network and other equipment, net and the associated accumulated depreciation on the condensed consolidated balance sheet by $13,788 and $1,040, respectively.

The Company notified its in-orbit insurers that the loss of the OG2 satellite resulted in a constructive total loss of that satellite. Under the insurance terms mentioned above, this satellite will be the first of the three satellite deductible in the aggregate for both Launch One and Launch Two, under which no claim is payable.

On July 14, 2015, the Company obtained an additional one year in-orbit insurance for the five mission one OG2 satellites for a maximum total of $40,000. The additional in-orbit coverage took effect on July 15, 2015, following the end of the coverage period for the initial launch and one year in-orbit insurance for Launch One. This additional policy contains a one satellite deductible across the five in-orbit OG2 satellites whereby claims are payable in excess of the first satellite that is a total loss or constructive total loss. The policy is also subject to a specific exclusion for losses that have resulted from an anomaly with the same signatures as the initial OG2 satellite loss. There are other specified exclusions and material change limitations customary in the industry which include losses resulting from war, antisatellite devices, insurrection, terrorist acts, government confiscation, radioactive contamination, electromagnetic interference, loss of revenue and third party liability. On July 15, 2016, the Company extended the in-orbit insurance policy for the five mission one OG2 satellites through December 21, 2016, under the same terms, for a premium of $179.

Airtime credits

In 2001, in connection with the organization of ORBCOMM Europe and the reorganization of the ORBCOMM business in Europe, the Company agreed to grant certain country representatives in Europe approximately $3,736 in airtime credits. The Company has not recorded the airtime credits as a liability for the following reasons: (i) the Company has no obligation to pay the unused airtime credits if they are not utilized; and (ii) the airtime credits are earned by the country representatives only when the Company generates revenue from the country representatives. The airtime credits have no expiration date. Accordingly, the Company is recording airtime credits as services are rendered and these airtime credits are recorded net of revenues from the country representatives. For the quarters ended June 30, 2016 and 2015 airtime credits used totaled approximately $7 and $7, respectively. For the six months ended  June 30, 2016 and 2015, airtime credits used totaled approximately $14 and $15, respectively. As of June 30, 2016 and 2015, unused credits granted by the Company were approximately $2,023 and $2,053, respectively.

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

Customers benefiting from our network, products and solutions include original equipment manufacturers, or OEMs, such as Caterpillar Inc., Doosan Infracore America, Hitachi Construction Machinery Co., Ltd., John Deere, Komatsu Ltd., and Volvo Construction Equipment; vertical market technology integrators known as value-added resellers (“VARs”) and international value-added resellers (“IVARs”), such as I.D. Systems, Inc. and inthinc Technology Solutions Inc.; Value-added Solutions Providers (“SPs”) such as Onixsat, Satlink and Sascar; Distribution Partners (“DPs”); and end-to-end solutions customers such as Carrier Transicold, Thermo King, C&S Wholesale, Canadian National Railways, CR England, Hub Group, Inc., KLLM Transport Services, Marten Transport, Prime Inc., Swift Transportation, Target, Tropicana, Tyson Foods, Walmart and Werner Enterprises.

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

The table below presents our revenues for the quarters and six months ended June 30, 2016 and 2015, together with the percentage of total revenue represented by each revenue category in (in thousands):

	Quarter Ended June 30,
	2016		2015
Service revenues	$27,694	55.3%	$24,011	53.5%
Product sales	22,370	44.7%	20,872	46.5%
	$50,064	100.0%	$44,883	100.0%

	Six Months Ended June 30,
	2016		2015
Service revenues	$54,608	58.3%	$47,785	54.8%
Product sales	39,016	41.7%	39,428	45.2%
	$93,624	100.0%	$87,213	100.0%

Total revenues for the quarters ended June 30, 2016 and 2015 were $50.1 million and $44.9 million, respectively, an increase of 11.6%. Total revenues for the six months ended June 30, 2016 and 2015 were $93.6 million and $87.2 million, respectively, an increase of 7.3%.

Service revenues

	Quarter Ended June 30,		Change
(In thousands)	2016	2015	Dollars	%
Service revenues	$27,694	$24,011	$3,683	15.3%

	Six Months Ended June 30,		Change
(In thousands)	2016	2015	Dollars	%
Service revenues	$54,608	$47,785	$6,823	14.3%

The increase in service revenues for the quarter and six months ended June 30, 2016, compared to the prior year periods, was primarily due to revenue generated from growth in billable subscriber communicators and our acquisitions, as well as increases in satellite-based service revenues provided by our ORBCOMM Generation 2 (“OG2”) satellites.

As of June 30, 2016, we had approximately 1,650,000 billable subscriber communicators compared to approximately 1,297,000 billable subscriber communicators as of June 30, 2015, an increase of 27.2%.

Service revenue growth can be impacted by the customary lag between subscriber communicator activations and recognition of service revenue from these units.

Product sales

	Quarter Ended June 30,		Change
(In thousands)	2016	2015	Dollars	%
Product sales	$22,370	$20,872	$1,498	7.2%

	Six Months Ended June 30,		Change
(In thousands)	2016	2015	Dollars	%
Product sales	$39,016	$39,428	$(412)	-1.0%

The increase in product sales for the quarter ended June 30, 2016, compared to the prior year period, was primarily attributable to increases from products sold in our core business and by the companies we acquired.

The decrease in product sales for the six months ended June 30, 2016, compared to the prior year period, was primarily attributable to a large order shipped to one customer included in the prior year, offset by increases from products sold in our core business and by the companies we acquired.

Costs of revenues, exclusive of depreciation and amortization

	Quarter Ended June 30,		Change
(In thousands)	2016	2015	Dollars	%
Cost of services	$9,351	$8,318	$1,033	12.4%
Cost of product sales	17,200	14,790	2,410	16.3%

	Six Months Ended June 30,		Change
(In thousands)	2016	2015	Dollars	%
Cost of services	$18,539	$16,022	$2,517	15.7%
Cost of product sales	$28,650	$28,738	$(88)	-0.3%

Costs of services is comprised of expenses to operate our network, such as payroll and related costs, including stock-based compensation and usage fees to third-party networks. The increase in cost of services for the quarter and six months ended June 30, 2016, compared to the prior year period, was primarily due to an increase in service revenues.

Costs of product sales includes the direct costs of subscriber communicators and SIMS sold, costs of warranty obligations, shipping charges, as well as operational costs to fulfill customer orders including costs for employees and inventory management. The increase in cost of product sales for the quarter ended June 30, 2016, compared to the prior year period, was primarily due to costs associated with the mix of products sold by our acquired companies and our core business. Cost of product sales for the six months ended June 30, 2016, was relatively flat compared to the prior year period, reflecting costs associated with the mix of products sold, offset by cost savings associated with a new contract manufacturer.

Gross profit

Gross profit increased by $1.7 million, or 7.8% to $23.5 million for the quarter ended June 30, 2016 compared to $21.8 million for the quarter ended June 30, 2015. The increase was due to increases in gross profit of $2.6 million from service revenues, primarily from our acquisitions and growth in billable subscriber communicators, offset, in part, by decreases in gross profit of $0.9 million from product sales, primarily due to the mix of products sold.

Gross profit increased by $3.9 million, or 9.2% to $46.4 million for the six months ended June 30, 2016 compared to $42.5 million for the six months ended June 30, 2015. The increase was due to increases in gross profit of $4.3 million, primarily from our acquisitions and growth in billable subscriber communicators, offset, in part, by decreases in gross profit of $0.3 million, primarily due to the mix of products sold.

Selling, general and administrative expenses

	Quarter Ended June 30,		Change
(In thousands)	2016	2015	Dollars	%
Selling, general and administrative expenses	$11,056	$11,025	$31	0.3%

	Six Months Ended June 30,		Change
(In thousands)	2016	2015	Dollars	%
Selling, general and administrative expenses	$22,812	$22,466	$346	1.5%

Selling, general and administrative (“SG&A”) expenses relate primarily to expenses for general management, sales and marketing, finance, professional fees and general operating expenses.  SG&A expenses for the quarter ended June 30, 2016, compared to the prior year period, reflected increases in contractor and consulting costs and other operating expenses, offset by a refund of regulatory fees. SG&A expenses for the six months ended June 30, 2016, compared to the prior year period, reflected increases in contractor and consulting costs and other operating expenses, foreign exchange losses in the six months ended June 30, 2016 compared to foreign exchange gains in the six months ended June 30, 2015, offset in part by a refund of regulatory fees in the six months ended June 30, 2016.

Product development expenses

	Quarter Ended June 30,		Change
(In thousands)	2016	2015	Dollars	%
Product development	$1,952	$1,818	$134	7.4%

	Six Months Ended June 30,		Change
(In thousands)	2016	2015	Dollars	%
Product development	$3,909	$3,426	$483	14.1%

Product development expenses consist primarily of the expenses associated with our engineering efforts, including the cost of third parties to support our current applications. Product development expenses for the quarter and six months ended June 30, 2016, compared to the prior year periods, increased due to our focus to create additional customer solutions and support our current applications.

Depreciation and amortization

	Quarter Ended June 30,		Change
(In thousands)	2016	2015	Dollars	%
Depreciation and amortization	$11,551	$6,640	$4,911	74.0%

	Six Months Ended June 30,		Change
(In thousands)	2016	2015	Dollars	%
Depreciation and amortization	$20,510	$13,095	$7,415	56.6%

The increase in depreciation and amortization for the quarter and six months ended June 30, 2016, compared to the prior year periods, was primarily due to additional depreciation expense associated with the OG2 satellites placed into service on March 1, 2016.

Impairment loss – satellite network

In June 2015 we lost communication with one of our in-orbit OG2 satellites. For the quarter ended June 30, 2015, we recorded a non-cash impairment charge of $12.7 million to write-off the net book value of the satellite.

Acquisition-related and integration costs

Acquisition-related and integration costs include professional services expenses and identifiable integration costs directly attributable to our acquisitions. For the quarters ended June 30, 2016 and 2015, we incurred acquisition-related and integration costs of $0.6 million and $1.1 million, respectively. For the six months ended June 30, 2016 and 2015, we incurred acquisition-related and integration costs of $0.9 million and $3.6 million, respectively. The decrease in the quarter and six months ended June 30, 2016,  compared to the prior year periods, related primarily to non-recurring acquisition-related and integration costs incurred in 2015 in connection with the acquisitions of SkyWave Mobile Communications, Inc. and InSync Software, Inc., offset, in part, by costs incurred in connection with the acquisition of Skygistics (PTY), Ltd.

Loss from operations

For the quarter ended June 30, 2016, loss from operations was $1.6 million, compared to a loss from operations of $11.6 million for the quarter ended June 30, 2015. For the six months ended June 30, 2016, loss from operations was $1.7 million, compared to a loss from operations of $12.8 million for the six months ended June 30, 2015.

Other income (expense)

Other income (expense) is comprised primarily of interest expense, foreign exchange gains and losses and interest income from our cash and cash equivalents.

For the quarter ended June 30, 2016, other expense was $2.3 million, which consisted primarily of interest expense of $2.4 million relating to our Secured Credit Facilities, offset, in part, by foreign exchange gains of $0.1 million. For the quarter ended June 30, 2015, other expense was $1.0 million, comprising primarily of interest expense of $1.3, offset, in part, by foreign exchange gains of $0.1 million. For the six months ended June 30, 2016, other expense was $4.1 million, consisting of interest expense relating to our Secured Credit Facilities. For the six months ended June 30, 2015, other expense was $2.0 million, comprising primarily of interest expense of $2.6 million, offset, in part, by foreign exchange gains of $0.3 million. We capitalized interest expense and deferred financing fees associated with our Initial Term Loan Facility through March 1, 2016, the date the final 11 OG2 satellites were placed into service. We believe our foreign exchange exposure is limited as a majority of our revenue is collected in US dollars.

Loss before income taxes

For the quarter ended June 30, 2016, we had a loss before income taxes of $3.9 million, compared to a loss before income taxes of $12.6 million for the quarter ended June 30, 2015. For the six months ended June 30, 2016, we had a loss before income taxes of $5.8 million, compared to a loss before income taxes of $14.9 million for the six months ended June 30, 2015.

Income taxes

For the quarter ended June 30, 2016, our income tax provision was $0.2 million, compared to an income tax benefit of $0.4 million for the prior year period. The change in the income tax provision for the quarter ended June 30, 2016 primarily related to a change in the geographical mix of income which increased taxable non-U.S. earnings before income taxes when compared to the prior year period and higher deferred tax expense in the current period related an increase in amortization of tax deductible goodwill.

For the six months ended June 30, 2016, our income tax provision was $0.4 million, compared to $0.1 million for the prior year period. The change in the income tax provision for the six months ended June 30, 2016 primarily related to a change in the geographical mix of income which increased taxable non-U.S. earnings before income taxes when compared to the prior year period and higher deferred tax expense in the current period related an increase in amortization of tax deductible goodwill. If our current estimates change in future periods, the impact on the deferred tax assets and liabilities may change correspondingly.

As of June 30, 2016 and 2015, we maintained a valuation allowance against our net deferred tax assets primarily attributable to operations in the United States as the realization of such assets was not considered more likely than not.

Net loss

For the quarter ended June 30, 2016, we had a net loss of $4.1 million compared to a net loss of $12.2 million in the prior year period.  For the six months ended June 30, 2016, we had a net loss of $6.2 million compared to a net loss of $15.0 million in the prior year period.

Noncontrolling interests

Noncontrolling interests relate to earnings and losses attributable to noncontrolling shareholders.

Net loss attributable to ORBCOMM Inc.

For the quarter ended June 30, 2016, we had a net loss attributable to our company of $4.2 million compared to a net loss of $12.2 million in the prior year period. For the six months ended June 30, 2016, we had a net loss attributable to our company of $6.3 million compared to a net loss of $15.1 million in the prior year period.

For the quarter and six months ended June 30, 2015, the net income attributable to our common stockholders considers dividends of less than $0.1 million paid in shares of Series A convertible preferred stock.

Liquidity and Capital Resources

Overview

Our liquidity requirements arise from our working capital needs, our ability to make scheduled payments of interest on our indebtedness, to fund capital expenditures to support our current operations and to facilitate growth and expansion. We have financed our operations and expansion with cash flows from operating activities, sales of our common stock through public offerings and private placements of debt. At June 30, 2016, we have an accumulated deficit of $87.7 million. Our primary source of liquidity consists of cash and cash equivalents totaling $15.5 million, as well as cash flows from operating activities and an unused $10 million revolving credit facility from the Credit Agreement entered into on September 30, 2014 (the “Revolving Credit Facility”), which we believe will be sufficient to provide working capital, support capital expenditures and facilitate growth and expansion for the next twelve months.

Operating activities

Cash provided by our operating activities for the six months ended June 30, 2016 was $7.9 million resulting from a net loss of $6.2 million, offset by non-cash items including $20.5 million for depreciation and amortization and $2.6 million for stock-based compensation. These non-cash add backs were offset by a working capital use of cash of $10.1 million. Working capital activities primarily consisted of an increase of $7.3 million in accounts receivable relating to timing of receivables and an increase of $3.7 million in prepaid expenses and other assets.

Cash provided by our operating activities for the six months ended June 30, 2015 was $7.3 million resulting from net loss of $15.0 million, offset by non-cash items including $13.1 million for depreciation and amortization, $12.7 million for an impairment loss on our satellite network and $2.2 million for stock-based compensation. These non-cash add backs were offset by a working capital use of cash of $5.0 million. Working capital activities primarily consisted of a net use of cash of $8.3 million from a decrease in accounts payable and accrued expenses, primarily related to timing of payments, and $4.5 million in inventories, as a result of our increased business activities, partially offset by a decrease of accounts receivable of $7.8 million, relating to timing of receivables.

Investing activities

Cash used in our investing activities for the six months ended June 30, 2016 was $19.5 million, resulting from capital expenditures of $16.9 million, including approximately $8.3 million related to payments for the OG2 program, and $3.5 million in cash consideration paid in connection with our acquisition of Skygistics (PTY), Ltd., partially offset by $1.0 million in a return of restricted cash upon reaching certain milestones related to our OG2 satellite constellation.

Cash used in our investing activities for the six months ended June 30, 2015 was $33.2 million, resulting primarily from $133.4 million in cash consideration paid in connection with our acquisition of SkyWave Mobile Communications, Inc. (“SkyWave”) and InSync, Inc. (“InSync”) and capital expenditures of $22.8 million, offset, in part, by cash released from escrow for the acquisition of SkyWave of $123.0 million.

Financing activities

Cash used in our financing activities for the six months ended June 30, 2016 was $0.3 million.

Cash provided by our financing activities for the six months ended June 30, 2015 was $0.6 million.

Future Liquidity and Capital Resource Requirements

We expect that our existing cash and cash equivalents along with cash flows from operating activities and additional funds available in our Revolving Credit Facility under the Credit Agreement entered into on September 30, 2014 will be sufficient over the next 12 months to provide working capital, cover interest payments on our debt facilities and fund growth initiatives and capital expenditures.

On September 30, 2014, we entered into a Credit Agreement with Macquarie which refinanced our Senior Notes. Pursuant to the Credit Agreement, the Lender provided secured credit facilities in an aggregate amount of $160 million (the “Secured Credit Facilities”) comprised of (i) the Initial Term Loan Facility in an aggregate principal amount of up to $70 million; (ii) a $10 million Revolving Credit Facility; (iii) the Term B2 loan facility in an aggregate principal amount of up to $10 million, the proceeds of which were used to partially finance the acquisition of InSync; and (iv) the Term B3 loan facility in an aggregate principal amount of up to $70 million, the proceeds of which were used to partially finance the acquisition of SkyWave. Proceeds of the Initial Term Loan Facility and Revolving Credit Facility were used to repay in full our $45 million 9.5% per annum Senior Notes (the “Senior Notes”) and pay certain related fees, expenses and accrued interest, as well as for general corporate purposes.

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

On October 6, 2015, we completed the acquisition of WAM Technologies, LLC for a cash consideration of $8.7 million, inclusive of a working capital adjustment of $0.2 million.

On May 26, 2016, we completed the acquisition of Skygistics (PTY), Ltd. for a cash consideration of $3.8 million, subject to net working capital adjustments, and additional contingent consideration of up to $1.0 million, subject to certain operational milestones.

At June 30, 2016, no amounts were outstanding under the Revolving Credit Facility. The net availability under the Revolving Credit Facility was $10.0 million as of June 30, 2016.

Debt Covenants

As of June 30, 2016, we were in compliance with our covenants of the Secured Credit Facilities.

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

The following table reconciles our net loss to EBITDA for the periods shown:

	Quarter Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Net loss attributable to ORBCOMM Inc.	$(4,169)	$(12,208)	$(6,265)	$(15,081)
Income tax expense	216	(386)	378	91
Interest income	(95)	(85)	(183)	(156)
Interest expense	2,445	1,332	4,144	2,574
Depreciation and amortization	11,551	6,640	20,510	13,095
EBITDA	$9,948	$(4,707)	$18,584	$523

For the second quarter of 2016 compared to the second quarter of 2015, EBITDA increased $14.7 million, while net loss decreased $8.0 million. For the six months ended June 30, 2016 compared to the six months ended June 30, 2015, EBITDA increased $18.1 million, while net loss decreased $8.8 million. The increase in net income compared to the prior year periods was due to a $12.7 million impairment charge recorded in the second quarter of 2015. The rate of increase for EBITDA compared to the net loss decrease for the quarter and six months ended June 30, 2016 compared to the prior year period primarily reflects higher depreciation associated with the 11 OG2 satellites placed into service, higher amortization of finite-lived intangible assets as a result of the acquisition of WAM Technologies, LLC and increased interest expense associated with our Secured Credit Facilities.

Contractual Obligations

There have been no material changes in our contractual obligations as of June 30, 2016, as previously disclosed in our Annual Report.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

There has been no material changes in our assessment of our sensitivity to market risk as of June 30, 2016, as previously disclosed in Part II, Item 7A “Quantitative and Qualitative Disclosures about Market Risks” in our Annual Report.

Concentration of credit risk

There were no customers with revenues greater than 10% of our consolidated total revenues for the quarters and six months ended June 30, 2016 and 2015.

We have floating interest rate debt with our Secured Credit Facilities under our Credit Agreement that are subject to interest rate volatility, which is our principal market risk, with a floor of 1.00%. A 25 basis point change in the interest rate relating to the credit facilities’ balances outstanding as of June 30, 2016, which are subject to variable interest rates based on LIBOR, would yield a change of approximately $0.4 million in annual interest expense. We do not expect our future cash flows to be affected to any significant degree by a sudden change in market interest rates.

Item 4. Disclosure Controls and Procedures

Evaluation of the Company’s disclosure controls and procedures.

The Company’s management evaluated, with the participation of the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2016. Based on their evaluation, the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2016.

Changes in Internal Control over Financial Reporting.

We reviewed our internal control over financial reporting at June 30, 2016. There have been no changes in our internal control over financial reporting identified in an evaluation thereof that occurred during the second quarter of 2016 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Except as discussed under “Overview” in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” there have been no material changes in the risk factors as of June 30, 2016, as previously disclosed in Part I, Item 1A “Risk Factors” in our Annual Report.

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

ORBCOMM Inc. (Registrant)

Date: August 4, 2016	/s/ Marc J. Eisenberg
Marc J. Eisenberg,
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2016	/s/ Robert G. Costantini
Robert G. Costantini,
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: August 4, 2016	/s/ Constantine Milcos
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