Form 10-Q
period 2016-09-30
ORBCOMM Inc.
filed 2016-11-02
CIK 1361983

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The number of shares outstanding of the registrant’s common stock as of October 31, 2016 is 71,016,117.

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of September 30, 2016 (unaudited) and December 31, 2015	3
Condensed Consolidated Statements of Operations (unaudited) for the quarters and nine months ended September 30, 2016 and September 30, 2015	4
Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the quarters and nine months ended September 30, 2016 and September 30, 2015	5
Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2016 and September 30, 2015	6
Condensed Consolidated Statements of Changes in Equity (unaudited) for the nine months ended September 30, 2016 and September 30, 2015	7
Notes to the Condensed Consolidated Financial Statements (unaudited)	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3. Quantitative and Qualitative Disclosures about Market Risks	34
Item 4. Disclosure Controls and Procedures	35
PART II — OTHER INFORMATION
Item 1. Legal Proceedings	35
Item 1A. Risk Factors	35
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 3. Defaults Upon Senior Securities	35
Item 4. Mine Safety Disclosures	35
Item 5. Other Information	35
Item 6. Exhibits	36
SIGNATURES	37
EXHIBIT INDEX	38

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ORBCOMM Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value and share data)

(Unaudited)

	September 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$21,273	$27,077
Accounts receivable, net of allowance for doubtful accounts of $1,596 and $1,233, respectively	34,493	29,816
Inventories	21,718	20,712
Prepaid expenses and other current assets	4,357	5,646
Restricted cash	-	1,000
Deferred income taxes	508	508
Total current assets	82,349	84,759
Satellite network and other equipment, net	218,505	229,970
Goodwill	114,002	112,425
Intangible assets, net	85,644	93,172
Other assets	7,378	6,573
Total assets	$507,878	$526,899
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$10,654	$13,895
Accrued liabilities	27,399	24,186
Current portion of deferred revenue	7,565	7,652
Total current liabilities	45,618	45,733
Note payable - related party	1,275	1,241
Note payable	150,000	150,000
Deferred revenue, net of current portion	3,622	6,024
Deferred tax liabilities	19,409	18,440
Other liabilities	3,714	5,705
Total liabilities	223,638	227,143
Commitments and contingencies
Equity:
ORBCOMM Inc. stockholders' equity
Series A Convertible Preferred Stock, par value $0.001; 1,000,000 shares authorized; 35,757 and 35,759 shares issued and outstanding at September 30, 2016 and December 31, 2015	357	357
Common stock, par value $0.001; 250,000,000 shares authorized; 71,043,788 and 70,613,642 shares issued at September 30, 2016 and December 31, 2015	71	71
Additional paid-in capital	385,435	381,659
Accumulated other comprehensive income (loss)	(304)	(1,174)
Accumulated deficit	(101,737)	(81,424)
Less treasury stock, at cost; 29,990 shares at September 30, 2016 and December 31, 2015	(96)	(96)
Total ORBCOMM Inc. stockholders' equity	283,726	299,393
Noncontrolling interest	514	363
Total equity	284,240	299,756
Total liabilities and equity	$507,878	$526,899

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ORBCOMM Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Service revenues	$28,846	$25,048	$83,454	$72,833
Product sales	17,442	21,036	56,458	60,464
Total revenues	46,288	46,084	139,912	133,297
Cost of revenues, exclusive of depreciation and amortization shown below:
Cost of services	9,791	8,766	28,330	24,788
Cost of product sales	13,218	15,424	41,868	44,162
Operating expenses:
Selling, general and administrative	12,031	10,668	34,843	33,134
Product development	1,217	1,202	5,126	4,628
Depreciation and amortization	11,158	6,331	31,668	19,426
Impairment loss - satellite network	10,680	—	10,680	12,748
Acquisition - related and integration costs	246	500	1,179	4,061
(Loss) income from operations	(12,053)	3,193	(13,782)	(9,650)
Other income (expense):
Interest income	100	90	283	246
Other income (expense)	426	(85)	335	307
Interest expense	(2,471)	(1,332)	(6,615)	(3,906)
Total other (expense)	(1,945)	(1,327)	(5,997)	(3,353)
(Loss) income before income taxes	(13,998)	1,866	(19,779)	(13,003)
Income taxes	(9)	221	369	312
Net (loss) income	(13,989)	1,645	(20,148)	(13,315)
Less: Net income attributable to the noncontrolling interests	52	54	158	175
Net (loss) income attributable to ORBCOMM Inc.	$(14,041)	$1,591	$(20,306)	$(13,490)
Net (loss) income attributable to ORBCOMM Inc. common stockholders	$(14,048)	$1,582	$(20,313)	$(13,517)
Per share information-basic:
Net (loss) income attributable to ORBCOMM Inc. common stockholders	$(0.20)	$0.02	$(0.29)	$(0.19)
Per share information-diluted:
Net (loss) income attributable to ORBCOMM Inc. common stockholders	$(0.20)	$0.02	$(0.29)	$(0.19)
Weighted average common shares outstanding:
Basic	70,997	70,460	70,866	70,376
Diluted	70,997	71,918	70,866	70,376

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ORBCOMM Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net (loss) income	$(13,989)	$1,645	$(20,148)	$(13,315)
Other comprehensive income (loss) - Foreign currency translation adjustments	191	186	863	(358)
Other comprehensive income (loss)	191	186	863	(358)
Comprehensive loss	(13,798)	1,831	(19,285)	(13,673)
Less: Comprehensive (income) loss attributable to noncontrolling interests	(51)	(50)	(151)	(225)
Comprehensive loss attributable to ORBCOMM Inc.	$(13,849)	$1,781	$(19,436)	$(13,898)

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ORBCOMM Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(20,148)	$(13,315)
Adjustments to reconcile net loss to net cash provided by operating activities:
Change in allowance for doubtful accounts	146	167
Change in the fair value of acquisition-related contingent consideration	(213)	(674)
Amortization of the fair value adjustment related to warranty liabilities acquired through acquisitions	(57)	(12)
Amortization of deferred financing fees	611	348
Depreciation and amortization	31,668	19,426
Impairment loss - satellite network	10,680	12,748
Stock-based compensation	3,824	3,214
Foreign exchange loss (gain)	482	(419)
Deferred income taxes	538	62
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(3,925)	3,408
Inventories	(336)	(4,275)
Prepaid expenses and other assets	134	(470)
Accounts payable and accrued liabilities	(1,013)	(8,730)
Deferred revenue	(2,540)	(118)
Other liabilities	(664)	(175)
Net cash provided by operating activities	19,187	11,185
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(3,452)	(133,078)
Capital expenditures	(22,519)	(32,106)
Cash held for acquisition	—	123,000
Change in restricted cash	1,000	—
Other	(198)	—
Net cash used in investing activities	(25,169)	(42,184)
Cash flows from financing activities:
Proceeds received from issuance of long-term debt	—	10,000
Cash paid for debt issuance costs	—	(842)
Proceeds received from exercise of stock options	—	244
Payment of deferred purchase consideration	(342)	(1,106)
Principal payment of note payable	—	(10,000)
Principal payments of capital leases	—	(72)
Net cash used in financing activities	(342)	(1,776)
Effect of exchange rate changes on cash and cash equivalents	520	(300)
Net decrease in cash and cash equivalents	(5,804)	(33,075)
Beginning of period	27,077	91,565
End of period	$21,273	$58,490
Supplemental disclosures of cash flow information:
Cash paid for
Interest	$6,581	$6,747
Income taxes	$(110)	$584
Supplemental schedule of noncash investing and financing activities
Noncash investing and financing activities:
Capital expenditures incurred not yet paid	$1,090	$2,030
Capital expenditure milestone payable incurred not yet paid	$5,070	$130
Stock-based compensation related to capital expenditures	$219	$27
Series A convertible preferred stock dividend paid in kind	$7	$—
Common stock issued as payment for MPUs	$—	$358
Common stock issued as payment for contingent consideration	$352	$542
Acquisition-related contingent consideration	$514	$—

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ORBCOMM Inc.

Condensed Consolidated Statements of Changes in Equity

Nine Months Ended 2016 and 2015

(in thousands, except share data)

(Unaudited)

						Accumulated
	Series A convertible				Additional	other
	Preferred stock		Common stock		paid-in	comprehensive	Accumulated	Treasury stock		Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	income	deficit	Shares	Amount	interests	equity
Balances, January 1, 2016	35,759	$357	70,613,642	$71	$381,659	$(1,174)	$(81,424)	29,990	$(96)	$363	$299,756
Vesting of restricted stock units	—	—	261,730	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	3,417	—	—	—	—	—	3,417
Conversion of preferred stock to common stock	(708)	(7)	1,178	—	7	—	—	—	—	—	—
Series A convertible preferred stock dividend	706	7	—	—	—	—	(7)	—	—	—	—
Payment of contingent consideration	—	—	35,464	—	352	—	—	—	—	—	352
Exercise of SARs	—	—	131,774	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	(20,306)	—	—	158	(20,148)
Foreign currency translation adjustments	—	—	—	—	—	870	—	—	—	(7)	863
Balances, September 30, 2016	35,757	$357	71,043,788	$71	$385,435	$(304)	$(101,737)	29,990	$(96)	$514	$284,240
Balances, January 1, 2015	90,973	$909	70,109,488	$70	$376,297	$(583)	$(68,137)	29,990	$(96)	$49	$308,509
Vesting of restricted stock units	—	—	227,382	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	1	3,221	—	—	—	—	—	3,222
Common stock issued as payment for MPUs	—	—	54,801	—	358	—	—	—	—	—	358
Series A convertible preferred stock dividend	2,734	27	—	—	—	—	(27)	—	—	—	—
Exercise of SARS	—	—	62,725	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	50,000	—	244	—	—	—	—	—	244
Net loss	—	—	—	—	—	—	(13,490)	—	—	175	(13,315)
Foreign currency translation adjustments	—	—	—	—	—	(408)	—	—	—	50	(358)
Balances, September 30, 2015	93,707	$936	70,504,396	$71	$380,120	$(991)	$(81,654)	29,990	$(96)	$274	$298,660

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ORBCOMM Inc.

Notes to the Condensed Consolidated Financial Statements

(All amounts in thousands except share amounts, per share amounts or unless otherwise noted)

1. Organization and Business

ORBCOMM Inc. (“ORBCOMM” or the “Company”), a Delaware corporation, is a global provider of Machine-to-Machine (“M2M”) and Internet of Things (“IoT”) solutions, including network connectivity, devices, device management and web reporting applications. The Company’s M2M and IoT products and services are designed to track, monitor, control and enhance security for a variety of assets, such as trailers, trucks, rail cars, sea containers, generators, fluid tanks, marine vessels, diesel or electric powered generators (“gensets”), oil and gas wells, pipeline monitoring equipment, irrigation control systems and utility meters, in industries for transportation & distribution, heavy equipment, oil & gas, maritime and government. Additionally, the Company provides satellite Automatic Identification Service (“AIS”) data services to assist in vessel navigation and to improve maritime safety for government and commercial customers worldwide. The Company provides these services using multiple network platforms, including a constellation of low-Earth orbit (“LEO”) satellites and accompanying ground infrastructure, as well as terrestrial-based cellular communication services obtained through reseller agreements with major cellular (Tier One) wireless providers. The Company also offers customer solutions utilizing additional satellite network service options that the Company obtains through service agreements entered into with multiple mobile satellite providers. The Company’s satellite-based customer solution offerings use small, low power, mobile satellite subscriber communicators for remote asset connectivity, and the Company’s terrestrial-based solutions utilize cellular data modems with subscriber identity modules (“SIMS”). The Company also resells service using the two-way Inmarsat satellite network to provide higher bandwidth, low-latency satellite products and services, leveraging the Company’s IsatDataPro (“IDP”) technology. The Company’s customer solutions provide access to data gathered over these systems via connections to other public or private networks, including the Internet. The Company provides what it believes is the most versatile, leading-edge M2M and IoT solutions to enable its customers to run their business more efficiently.

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

Although the Company owns interests in companies that it accounts for pursuant to the equity method, the investments in those entities had no carrying value as of September 30, 2016 and December 31, 2015. The Company has no guarantees or other funding obligations to those entities. The Company had no equity in or losses of those investees for the quarters and nine months ended September 30, 2016 and 2015.

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

The carrying value of the Company’s financial instruments, including cash, accounts receivable and accounts payable approximated their fair value due to the short-term nature of these items. The carrying value of the Secured Credit Facilities, as defined below, approximated its fair value as the debt is at variable interest rates. The fair value of the Note payable-related party is deminimus.

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

There were no customers with revenues greater than 10% of the Company’s consolidated total revenues for the quarter and nine months ended September 30, 2016.

One customer, Hub City Terminals, Inc. comprised 11.0% of the Company’s consolidated total revenues for the quarter ended September 30, 2015.  There were no customers with revenues greater than 10% of the Company’s consolidated total revenues for the nine months ended September 30, 2015.

One customer, Caterpillar, Inc., comprised 10.7% and 11.6% of the Company’s consolidated accounts receivable as of September 30, 2016 and December 31, 2015, respectively.

As of September 30, 2016, the Company did not maintain in-orbit insurance coverage for its ORBCOMM Generation 1 (“OG1”) satellites to address the risk of potential systemic anomalies, failures or catastrophic events affecting its satellite constellation. The Company maintains in-orbit insurance coverage for its ORBCOMM Generation 2 (“OG2”) satellites, as described in “Note 15 – Commitments and Contingencies.”

Inventories

Inventories are stated at the lower of cost or market, determined on a first-in, first-out basis. At September 30, 2016 and December 31, 2015, inventory consisted primarily of finished goods and purchased parts to be utilized by its contract manufacturer totaling $13,682 and $16,912, respectively, and $8,036 and $3,800, respectively, of raw materials, net of inventory obsolescence. The Company reviews inventory quantities on hand and evaluates the realizability of inventories and adjusts the carrying value as necessary based on forecasted product demand. A provision is made for potential losses on slow moving and obsolete inventories when identified.

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

If a satellite were to fail while in-orbit, the resulting loss would be charged to expense in the period it is determined that the satellite is not recoverable. The amount of any such loss would be reduced to the extent of insurance proceeds estimated to be received. An impairment loss of $10,680 related to one of the Company’s OG2 satellites was recorded for the quarter ended September 30, 2016.  Refer to “Note 6 – Satellite Network and Other Equipment” for more information.

Warranty Costs

The Company accrues for one-year warranty coverage on product sales estimated at the time of sale based on historical costs to repair or replace products for customers compared to historical product revenues. The warranty accrual is included in accrued liabilities on the condensed consolidated balance sheet. Refer to “Note 8 – Accrued Liabilities” for more information.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09 “Revenue from Contracts with Customers” (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In July 2015, the FASB deferred the effective date of ASU 2014-09 for all entities by one year. As a result, the new standard is effective for the Company on January 1, 2018. Early adoption prior to the original effective date is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

In March 2016, the FASB issued ASU No. 2016-09 “Improvements to Employee Share Based Payment Accounting” (“ASU 2016-09”), which amends FASB ASC Topic 718 “Compensation – Stock Compensation” and is effective for the fiscal years beginning after December 15, 2016. ASU 2016-09 includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements.  The adoption of this standard, which will be applied prospectively, is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15 “Statements of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”) and is effective for the fiscal years beginning after December 15, 2017. ASU 2016-15 is intended to reduce diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. Early adoption is permitted. The adoption of this standard, which is required to be applied using the retrospective transition method, is not expected to have a material impact on the Company’s consolidated statement of cash flows.

3. Acquisitions

Skygistics Ltd.

On May 26, 2016, pursuant to an Asset Purchase Agreement entered into on April 11, 2016 among a wholly owned subsidiary of the Company, Skygistics Propriety Limited and Satconnect Propriety Limited (the “Skygistics Sellers”), the Company completed the acquisition of substantially all of the assets of Skygistics (PTY) Ltd. (“Skygistics”), for a purchase price of $3,835 and additional contingent consideration of up to $954, subject to certain operational milestones (the “Skygistics Acquisition”).

Preliminary Estimated Purchase Price Allocation

The Skygistics Acquisition has been accounted for using the acquisition method of accounting in accordance with FASB ASC Topic 805 “Business Combinations” (“ASC 805”). This method requires that assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date (the “Acquisition Method”). The excess of the purchase price over the net assets was recorded as goodwill. The preliminary allocation of the purchase price was based upon a preliminary valuation and the estimates and assumptions are subject to change during the one-year measurement period. The total consideration for the Skygistics Acquisition was $4,349, of which $514 represents acquisition date contingent consideration at fair value, in a debt free, cash free transaction.  The preliminary estimated purchase price allocation for the Skygistics Acquisition is as follows:

Amount
Cash and cash equivalents	$383
Accounts receivable	989
Inventories	292
Other current assets	112
Property, plant and equipment	418
Deferred tax assets	90
Intangible assets	1,545
Total identifiable assets acquired	3,829
Accounts payable and accrued expenses	410
Deferred tax liabilities	433
Other liabilities	11
Total liabilities assumed	854
Net identifiable assets acquired	2,975
Goodwill	1,374
Total preliminary purchase price	$4,349

Intangible Assets

The estimated fair value of the customer lists was determined using the “excess earnings method” under the income approach, which represents the total income to be generated by the asset. Some of the more significant assumptions inherent in the development of those asset valuations include the projected revenue associated with the asset, the appropriate discount rate to select in order to measure the risk inherent in each future cash flow stream, the assessment of each asset’s life cycle, as well as other factors (the “Customer List Valuation Technique”). The discount rate used to arrive at the present value at the acquisition date of the customer lists was 19%. The remaining useful lives of customer lists were based on the customer attrition and the projected economic benefit of these customers. The Company recorded a customer list intangible asset in the amount of $1,545 and assigned an estimated useful life of 13 years to the customer list.

Goodwill

The Skygistics Acquisition provides a broad range of satellite and cellular connectivity options as well as telematics solutions centered on the management of remote and mobile assets to more than 250 telematics and enterprise customers. These factors contributed to a preliminary estimated purchase price resulting in recognition of goodwill. The goodwill attributable to the Skygistics Acquisition is not deductible for tax purposes.

Indemnification Asset

In connection with the Asset Purchase Agreement, the Company entered into an escrow agreement with the Skygistics Sellers and an escrow agent.  Under the terms of the escrow agreement, $757 was placed in an escrow account through August 2017 to fund any indemnification obligations owed to the Company under the Asset Purchase Agreement. On June 1, 2016, $304 was released from the escrow fund to the Skygistics Sellers in accordance with the terms of the escrow agreement.

Contingent Consideration

Additional consideration is conditionally due to the Skygistics Sellers upon achievement of certain financial milestones through April 2017. The fair value measurement of the contingent consideration obligation is determined using Level 3 unobservable inputs supported by little or no market activity based on the Company’s own assumptions. The estimated fair value of the contingent consideration was determined based on the Company’s preliminary estimates using the probability-weighted discounted cash flow approach. As of September 30, 2016, the Company recorded $517 in accrued expenses on the condensed consolidated balance sheet in connection with the contingent consideration. For the quarter and nine months ended September 30, 2016, charges of $3, were recorded to selling, general and administrative (“SG&A”) expenses for accretion associated with the contingent consideration.

WAM Technologies, LLC

On October 6, 2015, pursuant to an Asset Purchase Agreement entered into by a wholly owned subsidiary of the Company, WAM Technologies, LLC (“WAM”) and the individual owners of WAM (the “WAM Sellers”), the Company completed the acquisition of substantially all of the assets of WAM for total consideration of $8,689, inclusive of a working capital settlement of $189, of which $1,100 was deposited in escrow in connection with certain indemnification obligations (the “WAM Acquisition”).

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

Indemnification Asset

In connection with the Asset Purchase Agreement, the Company entered into an escrow agreement with the WAM Sellers and an escrow agent.  Under the terms of the escrow agreement, $1,100 was placed in an escrow account through December 2017 to fund any indemnification obligations owed to the Company under the Asset Purchase Agreement.

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

	Three Months Ended September 30, 2015
	As Reported	WAM Acquisition	Pro Forma
Net revenues	$46,084	$1,628	$47,712
Net income attributable to common shareholders	$1,582	$548	$2,130
Earnings per share:
Basic	$0.02		$0.03
Diluted	$0.02		$0.03

	Nine Months Ended September 30, 2015
	As Reported	WAM Acquisition	Pro Forma
Net revenues	$133,297	$5,234	$138,531
Net (loss) income attributable to common shareholders	$(13,517)	$1,147	$(12,370)
Earnings per share:
Basic	$(0.19)		$(0.18)
Diluted	$(0.19)		$(0.18)

InSync Software, Inc.

On January 16, 2015, pursuant to a Share Purchase Agreement entered into by the Company, IDENTEC Group AG (“IDENTEC”) and InSync Software, Inc. (“InSync”), the Company completed the acquisition of 100% of the outstanding shares of InSync from IDENTEC for an aggregate consideration of (i) $10,850 in cash, comprised of various components and inclusive of net working capital adjustments of $250, of which $1,320 was deposited in escrow in connection with certain indemnification obligations; and (ii) additional contingent consideration of up to $5,000 (the “InSync Acquisition”). The InSync Acquisition supports the Company’s strategy to seek to provide the most complete set of applications and capabilities in the M2M and IoT industry, while broadening the Company’s market access to a wide range of industries.

SkyWave Mobile Communications Inc.

On January 1, 2015, pursuant to an Arrangement Agreement dated November 1, 2014, among the Company, the Company’s acquisition subsidiary, SkyWave Mobile Communications Inc. (“SkyWave”) and the representatives of certain SkyWave shareholders, the Company completed the acquisition of 100% of the outstanding shares of SkyWave for total consideration of $130,203 consisting of (i) $122,373 cash consideration, inclusive of a working capital settlement of $300, of which $10,600 was deposited in escrow in connection with certain indemnification obligations; and (ii) $7,500 in the form of a promissory note settled by the transfer of assets to Inmarsat Global Limited (“Inmarsat”) pursuant to an agreement with Inmarsat (the “SkyWave Acquisition”). The $7,500 note was not considered part of the purchase price for accounting purposes. The SkyWave Acquisition furthers the Company’s strategy to seek to provide the most complete set of options and capabilities in the industry. SkyWave’s distribution channels in South America, Asia and the Middle East, along with Inmarsat’s support, provide the Company with broader global distribution and provide the Company access to new geographies in Eastern Europe and Asia while adding diverse vertical markets, such as security and marine. The addition of SkyWave’s higher bandwidth, low-latency satellite products and services that leverage the IDP technology, which is now jointly owned by the Company and Inmarsat, also further expands the breadth of the Company’s solutions portfolio.

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

Contingent Consideration

Additional consideration is conditionally due to MWL Management B.V. and R.Q. Management B.V. upon achievement of financial and operational milestones through March 2017. The fair value measurement of the contingent consideration obligation is determined using Level 3 unobservable inputs supported by little or no market activity based on our own assumptions. The estimated fair value of the contingent consideration was determined based on the Company’s preliminary estimates using the probability-weighted discounted cash flow approach. As of September 30, 2016, the Company recorded $805 in accrued expenses on the condensed consolidated balance sheet in connection with the contingent consideration. As of December 31, 2015, the Company recorded $1,719 in other non-current liabilities on the condensed consolidated balance sheet in connection with the contingent consideration. Changes in the fair value of the contingent consideration obligations are recorded in the condensed consolidated statement of operations. In the quarter and nine months ended September 30, 2016, the Company recorded a reduction of the contingent liability of $245 and $443, respectively, in SG&A expenses in the condensed consolidated statements of operations due to a decrease in the estimated fair value of the contingent consideration. The Company recorded an increase of the contingent liability of $182 in SG&A expenses in the condensed consolidated statements of operations for the nine months ended September 30, 2016 in connection with the achievement of one operational milestone. A total of $694 was paid to MWL Management B.V. and R.Q. Management B.V. in cash and common stock of the Company during the quarter ended June 30, 2016 upon achievement of this milestone. For the quarter and nine months ended September 30, 2016, charges of $23 and $45, respectively, were recorded in SG&A expenses in the condensed consolidated statement of operations for accretion associated with the contingent consideration. For the quarter and nine months ended September 30, 2015, charges of $76 and $252, respectively, were recorded in SG&A expenses in the condensed consolidated statement of operations for accretion associated with the contingent consideration.

4. Stock-based Compensation

On April 20, 2016, the stockholders of the Company approved the ORBCOMM Inc. 2016 Long-Term Incentives Plan (the “2016 LTIP”). The 2016 LTIP replaces the Company’s 2006 Long-Term Incentive Plan (the “2006 LTIP”). The number of shares authorized for delivery under the 2016 LTIP is 6,949,400 shares, including 1,949,400 shares that remained available under the 2006 LTIP as of February 17, 2016, plus any shares previously subject to awards under the 2006 LTIP that are cancelled, forfeited or lapse unexercised since that date. As of September 30, 2016, there were 7,110,965 shares available for grant under the 2016 LTIP.

Total stock-based compensation recorded by the Company for the quarters ended September 30, 2016 and 2015 was $1,219 and $979, respectively, and for the nine months ended September 30, 2016 and 2015 was $3,824 and $3,214, respectively. Total capitalized stock-based compensation for the quarters ended September 30, 2016 and 2015 was $88 and $51, respectively, and for the nine months ended September 30, 2016 and 2015 was $219 and $129, respectively.

The following table summarizes the components of stock-based compensation expense in the condensed consolidated statements of operations for the quarters and nine months ended September 30, 2016 and 2015:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Cost of services	$116	$57	$449	$256
Cost of product sales	11	11	33	35
Selling, general and administrative	1,028	852	3,062	2,733
Product development	64	59	280	190
Total	$1,219	$979	$3,824	$3,214

As of September 30, 2016, the Company had unrecognized compensation costs for stock appreciation rights (“SARs”) and restricted stock units (“RSUs”) totaling $3,123.

Time-Based Stock Appreciation Rights

A summary of the Company’s time-based SARs for the nine months ended September 30, 2016 is as follows:

			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
	Number of	Average	Contractual	Value
	Shares	Exercise Price	Term (years)	(In thousands)
Outstanding at January 1, 2016	4,109,184	$5.22
Granted	—	—
Exercised	(294,940)	5.22
Forfeited or expired	—	—
Outstanding at September 30, 2016	3,814,244	$5.24	4.76	$21,294
Exercisable at September 30, 2016	3,670,044	$5.22	4.55	$20,933
Vested and expected to vest at September 30, 2016	3,814,244	$5.24	4.76	$21,294

For the quarters ended September 30, 2016 and 2015, the Company recorded stock-based compensation expense of $48 and $638, respectively, relating to these SARs. For the nine months ended September 30, 2016 and 2015, the Company recorded stock-based compensation expense of $213 and $1,596, respectively, relating to these SARs. As of September 30, 2016, $591 of total unrecognized compensation cost related to these SARs is expected to be recognized through August 2018.

The intrinsic value of the time-based SARs exercised during the nine months ended September 30, 2016 was $1,280.

Performance-Based Stock Appreciation Rights

A summary of the Company’s performance-based SARs for the nine months ended September 30, 2016 is as follows:

			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
	Number of	Average	Contractual	Value
	Shares	Exercise Price	Term (years)	(In thousands)
Outstanding at January 1, 2016	778,774	$6.33
Granted	—	—
Exercised	(12,450)	2.91
Forfeited or expired	(1,000)	5.65
Outstanding at September 30, 2016	765,324	$6.36	3.61	$3,729
Exercisable at September 30, 2016	765,324	$6.36	3.61	$3,729
Vested and expected to vest at September 30, 2016	765,324	$6.36	3.61	$3,729

For the quarters ended September 30, 2016 and 2015, the Company recorded stock-based compensation expense of $0 and $3, respectively, relating to these SARs. For the nine months ended September 30, 2016 and 2015, the Company recorded stock-based compensation of $2 and $19, respectively, relating to these SARs. As of September 30, 2016, there is no unrecognized compensation cost related to these SARs expected to be recognized.

The intrinsic value of the performance-based SARs exercised during the nine months ended September 30, 2016 was $94.

The fair value of each time-based and performance-based SAR award is estimated on the date of grant using the Black-Scholes option pricing model with the assumptions described below. For the periods indicated, the expected volatility was based on the Company’s historical volatility over the expected terms of the SAR awards. Estimated forfeitures were based on voluntary and involuntary termination behavior, as well as analysis of actual forfeitures. The risk-free interest rate was based on the U.S. Treasury yield curve at the time of the grant over the expected term of the SAR grants. The Company did not grant time-based or performance-based SARs during the nine months ended September 30, 2016.

Nine months ended September 30,
2015
Risk-free interest rate	1.35% and 1.82%
Expected life (years)	6.0
Estimated volatility factor	62.7% to 64.6%
Expected dividends	None

Time-based Restricted Stock Units

A summary of the Company’s time-based RSUs for the nine months ended September 30, 2016 is as follows:

	Shares	Weighted- Average Grant Date Fair Value
Balance at January 1, 2016	366,004	$6.63
Granted	215,195	9.38
Vested	(75,970)	6.44
Forfeited or expired	(12,534)	6.78
Balance at September 30, 2016	492,695	$7.86

For the quarters ended September 30, 2016 and 2015, the Company recorded stock-based compensation expense of $605 and $149, respectively, related to these RSUs. For the nine months ended September 30, 2016 and 2015, the Company recorded stock-based compensation expense of $1,755 and $420, respectively, related to these RSUs. As of September 30, 2016, $1,931 of total unrecognized compensation cost related to these RSUs is expected to be recognized through September 2019.

Performance-based Restricted Stock Units

A summary of the Company’s performance-based RSUs for the nine months ended September 30, 2016 is as follows:

	Shares	Weighted- Average Grant Date Fair Value
Balance at January 1, 2016	499,369	$6.66
Granted	—	—
Vested	(175,389)	6.53
Forfeited or expired	(72,792)	6.58
Balance at September 30, 2016	251,188	$6.66

For the quarters ended September 30, 2016 and 2015, the Company recorded stock-based compensation expense of $301 and $294, respectively, related to these RSUs. For the nine months ended September 30, 2016 and 2015, the Company recorded stock-based compensation expense of $1,180 and $1,044, respectively, related to these RSUs. As of September 30, 2016, $601 of total unrecognized compensation cost related to these RSUs is expected to be recognized through March 2017.

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

Nine Months Ended September 30,
	2016	2015
Risk-free interest rate	0.29% to 0.80%	0.00% to 0.71%
Estimated volatility factor	29.0% to 34.0%	29.0% to 36.0%
Expected dividends	None	None

For the quarters ended September 30, 2016 and 2015, the Company recorded stock-based compensation expense of $229 and $(105), respectively, relating to these MPUs. For the nine months ended September 30, 2016 and 2015, the Company recorded stock-based compensation expense of $626 and $135, respectively, relating to these MPUs.

In January 2015, the Company issued 54,801 shares of its common stock as payment of MPUs in connection with achieving the fiscal year 2013 and 2014 stock performance targets.

Employee Stock Purchase Plan

The Company’s Board of Directors adopted the ORBCOMM Inc. Employee Stock Purchase Plan (“ESPP”) on February 16, 2016 and the Company’s shareholders approved the ESPP on April 20, 2016. Under the terms of the ESPP, 5,000,000 shares of the Company’s common stock are available for issuance, and eligible employees may have up to 10% of their gross pay deducted from their payroll up to a maximum of $25 per year to purchase shares of ORBCOMM common stock at a discount of up to 15% of its fair market value, subject to certain conditions and limitations. For the quarter and nine months ended September 30, 2016, the Company recorded stock-based compensation expense of $36 and $48, respectively, relating to the ESPP.

5. Net Income (Loss) Attributable to ORBCOMM Inc. Common Stockholders

The Company accounts for earnings per share (“EPS”) in accordance with FASB ASC Topic 260, “Earnings Per Share” (“ASC 260”) and related guidance, which requires two calculations of EPS to be disclosed: basic and diluted. The numerator in calculating basic and diluted EPS is an amount equal to the net income (loss) attributable to ORBCOMM Inc. common stockholders for the periods presented. The denominator in calculating basic EPS is the weighted-average shares outstanding for the respective periods. The denominator in calculating diluted EPS is the weighted-average shares outstanding, plus the dilutive effect of unvested SAR and RSU grants and shares of Series A convertible preferred stock for the respective periods. The following sets forth the basic and diluted calculations of EPS for the quarters and nine months ended September 30, 2016 and 2015:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net (loss) income attributable to ORBCOMM Inc. common stockholders	$(14,048)	$1,582	$(20,313)	$(13,517)
Weighted average number of common shares outstanding:
Basic number of common shares outstanding	70,997	70,460	70,866	70,376
Dilutive effect of unvested SARs and RSUs and shares of Series A convertible preferred stock	—	1,458	—	—
Diluted number of common shares outstanding	70,997	71,918	70,866	70,376
Earnings per share:
Basic	$(0.20)	$0.02	$(0.29)	$(0.19)
Diluted	$(0.20)	$0.02	$(0.29)	$(0.19)

The following represents amounts not included in diluted EPS as their impact was anti-dilutive under the treasury stock method:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(Shares in thousands)	2016	2015	2016	2015
SARs	*	606	*	*

*           Not applicable due to the loss for the period.

The computation of net (loss) income attributable to ORBCOMM Inc. common stockholders for the quarters and nine months ended September 30, 2016 and 2015 is as follows:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net (loss) income attributable to ORBCOMM Inc.	$(14,041)	$1,591	$(20,306)	$(13,490)
Preferred stock dividends on Series A convertible preferred stock	(7)	(9)	(7)	(27)
Net (loss) income attributable to ORBCOMM Inc. common stockholders	$(14,048)	$1,582	$(20,313)	$(13,517)

6. Satellite Network and Other Equipment

Satellite network and other equipment consisted of the following:

	Useful life	September 30,	December 31,
	(years)	2016	2015
Land		$381	$381
Satellite network	1-10	231,741	104,088
Capitalized software	3-7	24,706	13,201
Computer hardware	3	4,568	4,027
Other	2-7	7,335	6,853
Assets under construction		12,491	147,288
		281,222	275,838
Less: accumulated depreciation and amortization		(62,717)	(45,868)
		$218,505	$229,970

During the quarters ended September 30, 2016 and 2015, the Company capitalized costs attributable to the design and development of internal-use software in the amount of $803 and $847, respectively. During the nine months ended September 30, 2016 and 2015, the Company capitalized costs attributable to the design and development of internal-use software in the amount of $2,991 and $2,617, respectively.

Depreciation and amortization expense for the quarters ended September 30, 2016 and 2015 was $8,048 and $3,703, respectively, including amortization of internal-use software of $889 and $452, respectively. Depreciation and amortization expense for the nine months ended September 30, 2016 and 2015 was $22,429 and $11,554, respectively, including amortization of internal-use software of $2,534 and $1,236, respectively.

For the quarters ended September 30, 2016 and 2015, 72% and 66% of depreciation and amortization expense, respectively, relate to cost of services and 7% and 11%, respectively, relate to cost of product sales, as these assets support the Company’s revenue generating activities. For the nine months ended September 30, 2016 and 2015, 69% of depreciation and amortization expense relate to cost of services and 10% and 11%, respectively, relate to cost of product sales, as these assets support the Company’s revenue generating activities.

As of September 30, 2016, assets under construction primarily consist of costs associated with acquiring, developing and testing software and hardware for internal and external use that have not yet been placed into service. As of December 31, 2015, assets under construction primarily consist of milestone payments pursuant to procurement agreements, which includes the design, development, launch and other direct costs relating to the construction of the OG2 satellites and upgrades to the Company’s infrastructure and ground segment.

In August 2016 the Company lost communication with one of its OG2 satellites, launched on July 14, 2014. The Company is conducting an on-going investigation with support from the satellite prime contractor Sierra Nevada Corporation (“SNC”) and the payload subcontractor Boeing. On October 31, 2016, due to the extended period of no communication with the satellite, the Company’s Audit Committee of the Board of Directors concluded, based on management’s recommendation, that a non-cash impairment charge of $10,680 should be recorded as a recognized subsequent event in accordance with FASB ASC Topic 855 “Subsequent Events” to write-off the net book value of the satellite for the quarter ended September 30, 2016 and decreased satellite network and other equipment by $13,474 and associated accumulated depreciation by $2,794 to remove the asset as of September 30, 2016. The impairment charge is reflected in the accompanying condensed consolidated financial statements. No amount of the impairment charge represents a cash expenditure and the Company does not expect that this impairment will result in any future cash expenditure.

The Company has notified its in-orbit insurers that the loss of this OG2 satellite may result in a constructive total loss of that satellite.  Under the insurance terms described in “Note 15 – Commitments and Contingencies”, the Company expects this satellite to qualify as the one satellite deductible applicable to the five mission one OG2 satellites, under which no claim is payable.

During the quarter ended March 31, 2016, the Company recorded an impairment loss on one of its leased AIS satellites. Upon abandonment of the satellite, the Company no longer expects future cash flows to be generated from this asset. The impairment loss of $466 was determined based on the net carrying value of the asset at the time of the impairment and was recorded in depreciation and amortization in the condensed consolidated statement of operations for the quarter ended March 31, 2016. In addition, the Company decreased satellite network and other equipment, net and the associated accumulated depreciation on the condensed consolidated balance sheet by $2,374 and $1,908, respectively, as of September 30, 2016.

On December 21, 2015, the Company launched the remaining 11 of its OG2 satellites aboard a Space Exploration Technologies Corp. (“SpaceX”) Falcon 9 launch vehicle. On March 1, 2016, following an in-orbit testing period, the Company initiated commercial service for the 11 OG2 satellites. As a result of the 11 OG2 satellites being placed into service, the Company reclassified $137,772 of costs out of assets under construction and into satellite network on March 1, 2016, and began depreciating the satellites over an estimated 10-year life. During the nine months ended September 30, 2016 and 2015, the Company recorded $14,208 and $6,176 of depreciation, respectively, in connection with its OG2 satellite constellation.

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

Goodwill consisted of the following:

Amount
Balance at January 1, 2016	$112,425
Additions through acquisitions	1,374
Other measurement period adjustments	203
Balance at September 30, 2016	$114,002

Goodwill is allocated to the Company’s one reportable segment, which is its only reporting unit.

The Company’s intangible assets consisted of the following:

		September 30, 2016			December 31, 2015
	Useful life		Accumulated			Accumulated
	(years)	Cost	amortization	Net	Cost	amortization	Net
Customer lists	5-14	$91,757	$(17,837)	$73,920	$90,212	$(11,319)	$78,893
Patents and technology	5-10	16,557	(5,513)	11,044	16,390	(4,090)	12,300
Trade names and trademarks	1-2	2,884	(2,204)	680	2,885	(906)	1,979
		$111,198	$(25,554)	$85,644	$109,487	$(16,315)	$93,172

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

The weighted-average amortization period for the intangible assets is 9.9 years. The weighted-average amortization period for customer lists, patents and technology and trade names and trademarks is 10.3, 9.3 and 1.2 years, respectively.

Amortization expense was $3,110 and $2,628 for the quarters ended September 30, 2016 and 2015, respectively. Amortization expense was $9,239 and $7,872 for the nine months ended September 30, 2016 and 2015, respectively.

Estimated annual amortization expense for intangible assets subsequent to September 30, 2016 is as follows:

Amount
2016 (remaining)	$3,100
2017	10,760
2018	10,507
2019	10,471
2020	10,196
2021	9,723
Thereafter	30,887
$85,644

8. Accrued Liabilities

The Company’s accrued liabilities consisted of the following:

	September 30,	December 31,
	2016	2015
Accrued compensation and benefits	$6,515	$7,082
Warranty	1,995	2,321
Corporate income tax payable	243	204
Contingent consideration	1,322	—
Accrued satellite network and other equipment	748	1,642
Accrued inventory purchases	2,840	1,676
Milestone payable	5,070	3,185
Accrued interest expense	1,019	1,017
Accrued airtime charges	894	834
Other accrued expenses	6,753	6,225
	$27,399	$24,186

For the nine months ended September 30, 2016 and 2015, changes in accrued warranty obligations consisted of the following:

	September 30,
	2016	2015
Beginning balance	$2,321	$1,470
Warranty liabilities assumed from acquisition	—	450
Amortization of fair value adjustment of warranty liabilities acquired through acquisitions	(57)	(12)
Reduction of warranty liabilities assumed in connection with acquisitions	(384)	(174)
Warranty expense	722	912
Warranty charges	(607)	(239)
Ending balance	$1,995	$2,407

9. Deferred Revenues

Deferred revenues consisted of the following:

	September 30,	December 31,
	2016	2015
Service activation fees	$8,385	$10,800
Prepaid services	2,406	2,624
Warranty revenues	396	252
	11,187	13,676
Less current portion	(7,565)	(7,652)
Long-term portion	$3,622	$6,024

10. Note Payable-Related Party

In connection with the acquisition of a majority interest in Satcom International Group plc. in 2005, the Company recorded an indebtedness to OHB Technology A.G. (formerly known as OHB Teledata A.G.), a stockholder of the Company. At September 30, 2016 and December 31, 2015, the principal balance of the note payable was €1,138 and it had a carrying value of $1,275 and $1,241, respectively. The carrying value was based on the note’s estimated fair value at the time of acquisition. The difference between the carrying value and principal balance was being amortized to interest expense over the estimated life of the note of six years which ended in September 30, 2011. This note does not bear interest and has no fixed repayment term. Repayment will be made from the distribution profits, as defined in the note agreement, of ORBCOMM Europe LLC, a wholly owned subsidiary of the Company. The note has been classified as long-term and the Company does not expect any repayments to be required prior to September 30, 2017.

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

In connection with entering into the Credit Agreement, and the subsequent funding of the Initial Term Loan Facility, Revolving Credit Facility, Term B2 Facility and the Term B3 Facility, the Company incurred debt issuance costs of approximately $4,721. For the quarter and nine months ended September 30, 2016, amortization of the debt issuance costs was $227 and $681, respectively. For the quarter and nine months ended September 30, 2015, amortization of the debt issuance costs was $106 and $345, respectively.  For the nine months ended September 30, 2016, the Company capitalized $744 of interest expense and amortization of the debt issuance costs associated with the Initial Term Loan Facility and Revolving Credit Facility to construction of the OG2 satellites. The Company capitalized interest expense and deferred issuance costs associated with these facilities through March 1, 2016, the date the final 11 OG2 satellites were placed in service. The Company recorded charges of $2,471 and $6,615 to interest expense on its statement of operations for the quarter and nine months ended September 30, 2016, respectively, related to interest expense and amortization of debt issuance costs associated with the Term B2 and Term B3 Facilities and the Initial Term Loan Facility and Revolving Credit Facility after the OG2 satellites were placed in service on March 1, 2016.

At September 30, 2016, no amounts were outstanding under the Revolving Credit Facility. The net availability under the Revolving Credit Facility was $10,000 as of September 30, 2016.

As of September 30, 2016, the Company was in compliance with all financial covenants under the Credit Agreement.

12. Stockholders’ Equity

Series A convertible preferred stock

During the nine months ended September 30, 2016, the Company issued dividends in the amount of 7,607 shares of Series A convertible preferred stock to the holders of the Series A convertible preferred stock. As of September 30, 2016, dividends in arrears were $4.

Common Stock

As of September 30, 2016, the Company has reserved 17,451,370 shares of common stock for future issuances related to employee stock compensation plans.

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

13. Segment Information

The Company operates in one reportable segment, M2M data communications. Other than satellites in orbit, goodwill and intangible assets, long-lived assets outside of the United States are not significant. The Company’s foreign exchange exposure is limited as approximately 81% of the Company’s consolidated revenue is collected in US dollars. The following table summarizes revenues on a percentage basis by geographic regions, based on the region in which the customer is located.

	Quarter Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
United States	59%	67%	62%	65%
South America	11%	11%	11%	13%
Japan	3%	2%	2%	2%
Europe	21%	19%	19%	19%
Other	6%	1%	6%	1%
	100%	100%	100%	100%

14. Income taxes

For the quarter ended September 30, 2016, the Company’s income tax benefit was $9, compared to a tax expense of $221 for the prior year period. The change in the income tax provision for the quarter ended September 30, 2016 primarily related to a state income tax benefit in the current year period and a change in the geographical mix of income which decreased taxable non-U.S. earnings before income taxes when compared to the prior year period. This was offset, in part, by higher deferred tax expense in the current period related to an increase in amortization of tax deductible goodwill.

For the nine months ended September 30, 2016, the Company’s income tax provision was $369 compared to $312 for the prior year period.  The change in the income tax provision for the nine months ended September 30, 2016 primarily related to higher deferred tax expense in the current period related to an increase in amortization of tax deductible goodwill, which was offset, in part, by state income tax benefits in the current year period. If the Company’s current estimates change in future periods, the impact on the deferred tax assets and liabilities may change correspondingly.

As of September 30, 2016 and December 31, 2015, the Company maintained a valuation allowance against its net deferred tax assets primarily attributable to operations in the United States, as the realization of such assets was not considered more likely than not.

There were no changes to the Company’s unrecognized tax benefits during the nine months ended September 30, 2016. The Company does not expect any significant changes to its unrecognized tax positions during the next twelve months.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were recognized during the nine months ended September 30, 2016.

15. Commitments and Contingencies

Legal Proceedings

ORBCOMM v. CalAmp Corp.

On April 7, 2016, ORBCOMM filed a complaint against defendant CalAmp Corp. in the Eastern District of Virginia alleging infringement of five patents, seeking compensatory damages, treble damages, and an injunction.

On July 18, 2016, CalAmp Corp. filed its answer to ORBCOMM’s complaint and counterclaim for (1) declaratory judgment of unenforceability of ORBCOMM’s patents in-suit; (2) inequitable conduct related to the U.S. Patent and Trademark Office action to correct one of the patents in-suit and (3) an award of legal fees to CalAmp Corp.

On May 27, 2016, CalAmp Corp. filed a motion to dismiss ORBCOMM’s claims on the basis, inter alia, that ORBCOMM’s patents are directed at ineligible subject matter and are therefore invalid under 35 U.S.C. § 101.  On July 22, 2016, the court denied CalAmp’s motion; however, CalAmp filed a motion for reconsideration of its motion to dismiss.  On October 19, 2016, the Court denied CalAmp’s motion for reconsideration with respect to four of the five patent in suits and granted CalAmp’s motion to invalidate one of the Company’s patents in suit as an unpatentable abstract idea.  On October 28, 2016, the Company dismissed its claims with respect to one of the four remaining patents in-suit and ORBCOMM intends to vigorously prosecute its claims with respect to the three remaining patents in-suit.

CalAmp Wireless Networks Corporation v. ORBCOMM Inc.

On October 26, 2016, a patent infringement lawsuit was filed against the Company by CalAmp Wireless in the U.S. District Court for the Eastern District of Virginia.  CalAmp Wireless alleged that certain of the Company’s modems, devices and geofencing systems for tracking and monitoring vehicles, machinery, and other assets infringes on two patents asserted by CalAmp Wireless.  CalAmp Wireless has not yet made a specific damages claim, but seeks compensatory damages, treble damages, and equitable relief. The Company believes that its products and services do not infringe CalAmp Wireless’ patents and/or that CalAmp Wireless’ patents are invalid.  The Company views the lawsuit as an effort to gain leverage in the Company’s infringement suit against CalAmp described above and ORBCOMM intends to vigorously defend itself against CalAmp Wireless’ claims.  At this early stage of the lawsuit, it is not feasible to predict with any certainty the outcome of this litigation, and the Company has made no accrual for these claims.

In addition to the foregoing matters, from time to time, we are involved in various litigation claims or matters involving ordinary and routine claims incidental to our business.  While the outcome of any such claims or litigation cannot be predicted with certainty, management currently believes that the outcome of these proceedings, either individually or in the aggregate, will not have a material adverse effect on our business, results of operations or financial condition.

OG2 Satellite Insurance

In April 2014, the Company obtained launch and one year from launch in-orbit insurance for the OG2 satellite program. For the first launch of six satellites, the Company obtained (i) a maximum total of $66,000 of launch plus one year in-orbit insurance coverage; and (ii) $22,000 of launch vehicle flight only insurance coverage (“Launch One”). The total premium cost for Launch One was $9,953. For the second launch of 11 satellites, the Company obtained (i) a maximum total of $120,000 of launch plus one year in-orbit insurance coverage; and (ii) $22,000 of launch vehicle flight only insurance coverage (“Launch Two”). The total premium cost for Launch Two was $16,454. In April 2014, the Company paid the total premium for Launch One and 5% of the total premium for Launch Two, with the balance of the premium cost for Launch Two paid in December 2015. The majority of the premium payments are recorded as satellite network and other equipment, net in the condensed consolidated balance sheet.

The policy had a three satellite deductible across both missions under the launch plus one-year insurance coverage whereby claims are payable in excess of the first three satellites in the aggregate for both Launch One and Launch Two combined that are total losses or constructive total losses during the one-year policy period. The policy is also subject to specified exclusions and material change limitations customary in the industry. These exclusions include losses resulting from war, anti-satellite devices, insurrection, terrorist acts, government confiscation, radioactive contamination, electromagnetic interference, loss of revenue and third party liability.

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

The Company notified its in-orbit insurers that the loss of the OG2 satellite resulted in a constructive total loss of that satellite. Under the insurance terms mentioned above, this satellite was the first of the three satellite deductible in the aggregate for both Launch One and Launch Two, under which no claim is payable.

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

In August 2016 the Company lost communication with one of its OG2 satellites, launched on July 14, 2014. The Company is conducting an on-going investigation with support from the satellite prime contractor SNC and the payload subcontractor Boeing. On October 31, 2016, due to the extended period of no communication with the satellite, the Company’s Audit Committee of the Board of Directors concluded, based on management’s recommendation, that a non-cash impairment charge of $10,680 should be recorded as a recognized subsequent event in accordance with FASB ASC Topic 855 “Subsequent Events” to write-off the net book value of the satellite for the quarter ended September 30, 2016 and decreased satellite network and other equipment by $13,474 and associated accumulated depreciation by $2,794 to remove the asset as of September 30, 2016. The impairment charge is reflected in the accompanying condensed consolidated financial statements. No amount of the impairment charge represents a cash expenditure and the Company does not expect that this impairment will result in any future cash expenditure.

The Company has notified its in-orbit insurers that the loss of this OG2 satellite may result in a constructive total loss of that satellite.  Under the insurance terms mentioned above, the Company expects this satellite to qualify as the one satellite deductible applicable to the five mission one OG2 satellites, under which no claim is payable.

Airtime credits

In 2001, in connection with the organization of ORBCOMM Europe and the reorganization of the ORBCOMM business in Europe, the Company agreed to grant certain country representatives in Europe approximately $3,736 in airtime credits. The Company has not recorded the airtime credits as a liability for the following reasons: (i) the Company has no obligation to pay the unused airtime credits if they are not utilized; and (ii) the airtime credits are earned by the country representatives only when the Company generates revenue from the country representatives. The airtime credits have no expiration date. Accordingly, the Company is recording airtime credits as services are rendered and these airtime credits are recorded net of revenues from the country representatives. For the quarters ended September 30, 2016 and 2015, airtime credits used totaled approximately $7. For the nine months ended September 30, 2016 and 2015, airtime credits used totaled approximately $21 and $22, respectively. As of September 30, 2016 and 2015, unused credits granted by the Company were approximately $2,016 and $2,045, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995.

Certain statements discussed in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally relate to our plans, estimates, objectives and expectations for future events and other statements that are not historical facts. Such forward-looking statements, including those concerning the Company’s expectations and estimates, are subject to known and unknown risks and uncertainties, which could cause actual results to differ materially from the results, projected, expected or implied by the forward-looking statements, some of which are beyond the Company’s control, that may cause the Company’s actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include but are not limited to: dependence of SkyWave’s business on its commercial relationship with Inmarsat plc and the services provided by Inmarsat plc, including the continued availability of Inmarsat plc’s satellites; substantial losses we have incurred and may continue to incur; demand for and market acceptance of our products and services and the applications developed by us and our resellers; market acceptance and success of our Automatic Identification System business; dependence on a few significant customers, including a concentration in Brazil; loss or decline or slowdown in the growth in business from key customers, such as Caterpillar Inc., Hitachi Construction Machinery Co., Ltd., Komatsu Ltd., Onixsat, Satlink S.L., Sascar and Maersk Lines, other value-added resellers, or VARs, and international value-added resellers, or IVARs, and other value-added Solution Providers, or SPs; dependence on a few significant vendors or suppliers; loss or disruption or slowdown in the supply of products and services from key vendors, such as Inmarsat plc and Sanmina Corporation; loss or decline or slowdown in growth in business of any of the specific industry sectors we serve, such as transportation, heavy equipment, fixed assets and maritime; our potential future need for additional capital to execute on our growth strategy; additional debt service acquired with or incurred in connection with existing or future business operations; our acquisitions may expose us to additional risks, such as unexpected costs, contingent or other liabilities, or weaknesses in internal controls, and expose us to issues related to non-compliance with domestic and foreign laws, particularly regarding our acquisitions of businesses domiciled in foreign countries; the terms of our credit agreement, under which we currently have borrowed $150 million and may borrow up to an additional $10 million, could restrict our business activities or our ability to execute our strategic objectives or adversely affect our financial performance; the inability to effect suitable investments, alliances and acquisitions or the failure to integrate and effectively operate the acquired businesses; fluctuations in foreign currency exchange rates; the inability of our subsidiaries, international resellers and licensees to develop markets outside the United States; the inability to obtain or maintain the necessary regulatory authorizations, approvals or licenses, including those that must be obtained and maintained by third parties, for particular countries or to operate our satellites; technological changes, pricing pressures and other competitive factors; in-orbit satellite failures or reduced performance of our existing satellites; the failure of our system or reductions in levels of service due to technological malfunctions or deficiencies or other events; significant liabilities created by products we sell; litigation proceedings; inability to operate due to changes or restrictions in the political, legal, regulatory, government, administrative and economic conditions and developments in the United States and other countries and territories in which we provide our services; ongoing global economic instability and uncertainty; and changes in our business strategy; and the other risks described in our filings with the Securities and Exchange Commission (“SEC”). For more detail on these and other risks, please see our Annual Report on Form 10-K for the year ended December 31, 2015 (“Annual Report”). The Company undertakes no obligation to publicly revise any forward-looking statements or cautionary factors, except as required by law.

Unless otherwise noted or the context otherwise requires, references in this Form 10-Q to “ORBCOMM,” “the Company,” “our company,” “we,” “us” or “our” refer to ORBCOMM Inc. and its direct and indirect subsidiaries.

Overview

We are a global provider of machine-to-machine (“M2M”) and Internet of Things (“IoT”) solutions, including network connectivity, devices, device management and web reporting applications. These solutions enable optimal business efficiencies, increased asset utilization and reduced asset write-offs, helping customers realize benefits on a worldwide basis. Our M2M and IoT products and services are designed to track, monitor, control and enhance security for a variety of assets, such as trailers, trucks, rail cars, sea containers, generators, fluid tanks, marine vessels, diesel or electric powered generators (“gensets”), oil and gas wells, pipeline monitoring equipment, irrigation control systems, and utility meters, in industries for transportation & distribution, heavy equipment, oil & gas, maritime and government. Additionally, we provide satellite Automatic Identification Service (“AIS”) data services to assist in vessel navigation and to improve maritime safety for government and commercial customers worldwide. We provide these services using multiple network platforms, including our own constellation of low-Earth orbit (“LEO”) satellites and our accompanying ground infrastructure as well as terrestrial-based cellular communication services obtained through reseller agreements with major cellular (Tier One) wireless providers. We also offer customer solutions utilizing additional satellite network service options that we obtain through service agreements we have entered into with multiple mobile satellite providers. Our satellite-based customer solution offerings use small, low power, mobile satellite subscriber communicators for remote asset connectivity, and our terrestrial-based solutions utilize cellular data modems with subscriber identity modules (“SIMS”). We also resell service using the two-way Inmarsat satellite network to provide higher bandwidth, low-latency satellite products and services, leveraging our IsatDataPro (“IDP”) technology. Our customer solutions provide access to data gathered over these systems through connections to other public or private networks, including the Internet. We are dedicated to providing what we believe is the most versatile, leading-edge M2M and IoT solutions that enable our customers to run their business operations more efficiently and achieve significant return on investment.

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

The table below presents our revenues for the quarters and nine months ended September 30, 2016 and 2015, together with the percentage of total revenue represented by each revenue category in (in thousands):

	Quarter Ended September 30,
	2016		2015
Service revenues	$28,846	62.3%	$25,048	54.4%
Product sales	17,442	37.7%	21,036	45.6%
	$46,288	100.0%	$46,084	100.0%

	Nine Months Ended September 30,
	2016		2015
Service revenues	$83,454	59.6%	$72,833	54.6%
Product sales	56,458	40.4%	60,464	45.4%
	$139,912	100.0%	$133,297	100.0%

Total revenues for the quarters ended September 30, 2016 and 2015 were $46.3 million and $46.1 million, respectively, an increase of 0.4%. Total revenues for the nine months ended September 30, 2016 and 2015 were $139.9 million and $133.3 million, respectively, an increase of 5.0%.

Service revenues

	Quarter Ended September 30,		Change
(In thousands)	2016	2015	Dollars	%
Service revenues	$28,846	$25,048	$3,798	15.2%

	Nine Months Ended September 30,		Change
(In thousands)	2016	2015	Dollars	%
Service revenues	$83,454	$72,833	$10,621	14.6%

The increase in service revenues for the quarter and nine months ended September 30, 2016, compared to the prior year periods, was primarily due to revenue generated from growth in billable subscriber communicators and our acquisitions, as well as increases in satellite-based service revenues provided by our ORBCOMM Generation 2 (“OG2”) satellites.

As of September 30, 2016, we had approximately 1,687,000 billable subscriber communicators compared to approximately 1,330,000 billable subscriber communicators as of September 30, 2015, an increase of 26.8%.

Service revenue growth can be impacted by the customary lag between subscriber communicator activations and recognition of service revenue from these units.

Product sales

	Quarter Ended September 30,		Change
(In thousands)	2016	2015	Dollars	%
Product sales	$17,442	$21,036	$(3,594)	(17.1)%

	Nine Months Ended September 30,		Change
(In thousands)	2016	2015	Dollars	%
Product sales	$56,458	$60,464	$(4,006)	(6.6)%

The decrease in product sales for the for the quarter and nine months ended September 30, 2016 was primarily due to timing of shipments and lower sales to some international markets, most notably in South America, compared to the prior year periods.

Costs of revenues, exclusive of depreciation and amortization

	Quarter Ended September 30,		Change
(In thousands)	2016	2015	Dollars	%
Cost of services	$9,791	$8,766	$1,025	11.7%
Cost of product sales	13,218	15,424	(2,206)	(14.3)%

	Nine Months Ended September 30,		Change
(In thousands)	2016	2015	Dollars	%
Cost of services	$28,330	$24,788	$3,542	14.3%
Cost of product sales	$41,868	$44,162	$(2,294)	(5.2)%

Costs of services is comprised of expenses to operate our network, such as payroll and related costs, including stock-based compensation, and usage fees to third-party networks. The increase in cost of services for the quarter and nine months ended September 30, 2016, compared to the prior year periods, was primarily due to an increase in service revenues from billable subscribers, as well as increases in satellite-based revenues.

Costs of product sales includes the direct costs of subscriber communicators and SIMs sold, costs of warranty obligations, shipping charges, as well as operational costs to fulfill customer orders including costs for employees and inventory management. The decrease in cost of product sales for the quarter and nine months ended September 30, 2016, compared to the prior year periods, was primarily due to decreases in revenue reflecting fewer shipments and savings associated with a new contract manufacturer, offset, in part, by increased costs associated with the mix of products sold.

Selling, general and administrative expenses

	Quarter Ended September 30,		Change
(In thousands)	2016	2015	Dollars	%
Selling, general and administrative expenses	$12,031	$10,668	$1,363	12.8%

	Nine Months Ended September 30,		Change
(In thousands)	2016	2015	Dollars	%
Selling, general and administrative expenses	$34,843	$33,134	$1,709	5.2%

Selling, general and administrative (“SG&A”) expenses relate primarily to expenses for general management, sales and marketing, finance, professional fees and general operating expenses.  SG&A expenses for the quarter ended September 30, 2016, compared to the prior year period, reflected increases in facility costs related to our acquisitions, foreign exchange losses in the quarter ended September 30, 2016, compared to foreign exchange gains in the quarter ended September 30, 2015, and other operating expenses, offset, in part, by a refund of regulatory fees.

SG&A expenses for the nine months ended September 30, 2016, compared to the prior year period, reflected increases in contractor and consulting costs, facility costs related to our acquisitions, foreign exchange losses in the nine months ended September 30, 2016, compared to foreign exchange gains in the nine months ended September 30, 2015, and other operating expenses, offset, in part, by a refund of regulatory fees in the nine months ended September 30, 2016.

Product development expenses

	Quarter Ended September 30,		Change
(In thousands)	2016	2015	Dollars	%
Product development	$1,217	$1,202	$15	1.2%

	Nine Months Ended September 30,		Change
(In thousands)	2016	2015	Dollars	%
Product development	$5,126	$4,628	$498	10.8%

Product development expenses consist primarily of the expenses associated with our engineering efforts, including the cost of third parties to support our current applications. Product development expenses for the quarter and nine months ended September 30, 2016, compared to the prior year periods, increased due to our focus to create additional customer solutions and support our current applications.

Depreciation and amortization

	Quarter Ended September 30,		Change
(In thousands)	2016	2015	Dollars	%
Depreciation and amortization	$11,158	$6,331	$4,827	76.2%

	Nine Months Ended September 30,		Change
(In thousands)	2016	2015	Dollars	%
Depreciation and amortization	$31,668	$19,426	$12,242	63.0%

The increase in depreciation and amortization for the quarter and nine months ended September 30, 2016, compared to the prior year periods, was primarily due to additional depreciation expense associated with the OG2 satellites placed into service on March 1, 2016.

Impairment loss – satellite network

In August 2016 we lost communication with one of our OG2 satellites, launched on July 14, 2014. We are conducting an on-going investigation with support from the satellite prime contractor Sierra Nevada Corporation and the payload subcontractor Boeing. On October 31, 2016, due to the extended period of no communication with the satellite, the Audit Committee of our Board of Directors concluded, based on management’s recommendation, that a non-cash impairment charge of $10.7 million should be recorded as a recognized subsequent event in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 855 “Subsequent Events” to write off the net book value of the satellite for the quarter ended September 30, 2016 and decreased satellite network and other equipment by $13.5 million and associated accumulated depreciation by $2.8 million to remove the asset as of September 30, 2016. The impairment charge is reflected in the accompanying condensed consolidated financial statements. No amount of the impairment charge represents a cash expenditure and we do not expect that this impairment will result in any future cash expenditure.

In June 2015, we lost communication with one of our OG2 satellites. For the quarter ended June 30, 2015, we recorded a non-cash impairment charge of $12.7 million to write-off the net book value of the satellite.

Acquisition-related and integration costs

Acquisition-related and integration costs include professional services expenses and identifiable integration costs directly attributable to our acquisitions. For the quarters ended September 30, 2016 and 2015, we incurred acquisition-related and integration costs of $0.2 million and $0.5 million, respectively. For the nine months ended September 30, 2016 and 2015, we incurred acquisition-related and integration costs of $1.2 million and $4.1 million, respectively. The decrease in acquisition-related and integration costs for the quarter and nine months ended September 30, 2016, compared to the prior year periods, related primarily to non-recurring acquisition-related and integration costs incurred in 2015 in connection with the acquisitions of SkyWave Mobile Communications, Inc. (“SkyWave”) and InSync Software, Inc. (“InSync”), offset, in part, by costs incurred in connection with the acquisition of Skygistics (PTY), Ltd.

Income (loss) from operations

For the quarter ended September 30, 2016, loss from operations was $12.1 million, compared to income from operations of $3.2 million for the quarter ended September 30, 2015. For the nine months ended September 30, 2016, loss from operations was $13.8 million, compared to a loss from operations of $9.7 million for the nine months ended September 30, 2015.

Other income (expense)

Other income (expense) is comprised primarily of interest expense, foreign exchange gains and losses and interest income from our cash and cash equivalents.

For the quarter ended September 30, 2016, other expense was $1.9 million, which consisted primarily of interest expense of $2.5 million relating to our Secured Credit Facilities, offset, in part, by a gain as a result of a legal settlement of $0.4 million. For the quarter ended September 30, 2015, other expense was $1.3 million, consisting primarily of interest expense of $1.3 million relating to our Secured Credit Facilities.

For the nine months ended September 30, 2016, other expense was $6.0 million, consisting of interest expense relating to our Secured Credit Facilities of $6.6 million and foreign currency losses of $0.1 million, offset, in part, by a gain as a result of a legal settlement of $0.4 million and interest income of $0.3 million. For the nine months ended September 30, 2015, other expense was $3.4 million, consisting primarily of interest expense of $3.9 million relating to our Secured Credit Facilities, offset, in part, by interest income of $0.2 million and foreign exchange gains of $0.2 million. We capitalized interest expense and deferred financing fees associated with our Initial Term Loan Facility through March 1, 2016, the date the final 11 OG2 satellites were placed into service. We believe our foreign exchange exposure is limited as a majority of our revenue is collected in US dollars.

Income (loss) before income taxes

For the quarter ended September 30, 2016, we had a loss before income taxes of $14.0 million, compared to income before income taxes of $1.9 million for the quarter ended September 30, 2015, mostly due to higher depreciation and the satellite impairment charge. For the nine months ended September 30, 2016, we had a loss before income taxes of $19.8 million, compared to a loss before income taxes of $13.0 million for the nine months ended September 30, 2015, mostly due to higher depreciation.

Income taxes

For the quarter ended September 30, 2016, our income tax benefit was less than $0.1 million, compared to an income tax provision of $0.2 million for the prior year period. The change in the income tax provision for the quarter ended September 30, 2016 primarily related to a state income tax benefit in the current year period and a change in the geographical mix of income which decreased taxable non-U.S. earnings before income taxes when compared to the prior year period. This was partially offset by higher deferred tax expense in the current period related to an increase in amortization of tax deductible goodwill.

For the nine months ended September 30, 2016, our income tax provision was $0.4 million, compared to $0.3 million for the prior year period. The change in the income tax provision for the nine months ended September 30, 2016 primarily related to higher deferred tax expense in the current period related to an increase in amortization of tax deductible goodwill, which was partially offset by state income tax benefits in the current year period. If our current estimates change in future periods, the impact on the deferred tax assets and liabilities may change correspondingly.

As of September 30, 2016 and 2015, we maintained a valuation allowance against our net deferred tax assets primarily attributable to operations in the United States as the realization of such assets was not considered more likely than not.

Net (loss) income

For the quarter ended September 30, 2016, we had a net loss of $14.0 million compared to net income of $1.6 million in the prior year period.  For the nine months ended September 30, 2016, we had a net loss of $20.1 million compared to a net loss of $13.3 million in the prior year period.

Noncontrolling interests

Noncontrolling interests relate to earnings and losses attributable to noncontrolling shareholders.

Net (loss) income attributable to ORBCOMM Inc.

For the quarter ended September 30, 2016, we had a net loss attributable to our company of $14.0 million compared to net income of $1.6 million in the prior year period. For the nine months ended September 30, 2016, we had a net loss attributable to our company of $20.3 million compared to a net loss of $13.5 million in the prior year period.

For the quarters and nine months ended September 30, 2016 and 2015, the net income attributable to our common stockholders considers dividends of less than $0.1 million paid in shares of Series A convertible preferred stock.

Liquidity and Capital Resources

Overview

Our liquidity requirements arise from our working capital needs, our ability to make scheduled payments of interest on our indebtedness, to fund capital expenditures to support our current operations and to facilitate growth and expansion. We have financed our operations and expansion with cash flows from operating activities, sales of our common stock through public offerings and private placements of debt. At September 30, 2016, we have an accumulated deficit of $101.7 million. Our primary sources of liquidity consist of cash and cash equivalents totaling $21.3 million, as well as cash flows from operating activities and an unused $10 million revolving credit facility from the Credit Agreement entered into on September 30, 2014 (the “Revolving Credit Facility”), which we believe will be sufficient to provide working capital, support capital expenditures and facilitate growth and expansion for the next twelve months.

Operating activities

Cash provided by our operating activities for the nine months ended September 30, 2016 was $19.1 million resulting from a net loss of $20.1 million, offset by non-cash items including $31.7 million for depreciation and amortization, $10.7 million for an impairment loss on our satellite network and $3.8 million for stock-based compensation. These non-cash add backs were offset by a working capital use of cash of $8.3 million. Working capital activities primarily consisted of an increase of $3.9 million in accounts receivable relating to timing of receivables, a decrease of $2.5 million in deferred revenues and a decrease of $1.0 million in accounts payable and accrued expenses primarily related to timing of payments.

Cash provided by our operating activities for the nine months ended September 30, 2015 was $11.2 million resulting from net loss of $13.3 million, offset by non-cash items including $19.4 million for depreciation and amortization, $12.7 million for an impairment loss on our satellite network and $3.2 million for stock-based compensation. These non-cash add backs were offset by a working capital use of cash of $10.4 million. Working capital activities primarily consisted of a net use of cash of $8.7 million from a decrease in accounts payable and accrued expenses primarily related to timing of payments, and an increase of $4.3 million in inventories as a result of our increased business activities, offset, in part, by a decrease of accounts receivable of $3.4 million relating to timing of receivables.

Investing activities

Cash used in our investing activities for the nine months ended September 30, 2016 was $25.1 million, resulting from capital expenditures of $22.4 million, including approximately $8.3 million related to payments for the OG2 program, and $3.5 million in cash consideration paid in connection with our acquisition of Skygistics (PTY), Ltd., partially offset by $1.0 million in a return of restricted cash upon reaching certain milestones related to our OG2 satellite constellation.

Cash used in our investing activities for the nine months ended September 30, 2015 was $42.2 million, resulting primarily from $133.1 million in cash consideration paid in connection with our acquisition of SkyWave and InSync and capital expenditures of $32.1 million, offset, in part, by cash released from escrow for the acquisition of SkyWave of $123.0 million.

Financing activities

Cash used in our financing activities for the nine months ended September 30, 2016 was $0.3 million.

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

On September 30, 2014, we entered into a Credit Agreement with Macquarie CAF LLC in order to refinance our $45 million 9.5% per annum Senior Notes (the “Senior Notes”). Pursuant to the Credit Agreement, the Lender provided secured credit facilities in an aggregate amount of $160 million (the “Secured Credit Facilities”) comprised of (i) the Initial Term Loan Facility in an aggregate principal amount of up to $70 million; (ii) a $10 million Revolving Credit Facility; (iii) the Term B2 loan facility in an aggregate principal amount of up to $10 million, the proceeds of which were used to partially finance the acquisition of InSync; and (iv) the Term B3 loan facility in an aggregate principal amount of up to $70 million, the proceeds of which were used to partially finance the acquisition of SkyWave. Proceeds of the Initial Term Loan Facility and Revolving Credit Facility were used to repay in full our Senior Notes and pay certain related fees, expenses and accrued interest, as well as for general corporate purposes.

The Secured Credit Facilities mature five years after the initial funding date of the Initial Term Loan Facility, but are subject to mandatory prepayments in certain circumstances. The Secured Credit Facilities will bear interest, at our election, at a per annum rate equal to either (a) a base rate plus 3.75% or (b) LIBOR plus 4.75%, with a LIBOR floor of 1.00%.

The Secured Credit Facilities are secured by a first priority security interest in substantially all of our assets and our subsidiaries’ assets. Subject to the terms set forth in the Credit Agreement, we may make optional prepayments on the Secured Credit Facilities at any time prior to the maturity date. The remaining principal balance is due on the maturity date.

The Credit Agreement contains customary representations and warranties, conditions to funding, covenants and events of default. The covenants set forth in the Credit Agreement include, among other things, prohibitions on the Company and our subsidiaries against incurring certain indebtedness and investments (other than permitted acquisitions and other exceptions as specified therein), providing certain guarantees and incurring certain liens. In addition, the Credit Agreement includes a leverage ratio and consolidated liquidity covenant, as defined, whereby we are permitted to have a maximum consolidated leverage ratio as of the last day of any fiscal quarter of up to 5.00 to 1.00 and must maintain a minimum consolidated liquidity of $7.5 million as of the last day of any fiscal quarter. The Credit Agreement provides for certain events of default, the occurrence of which could result in the acceleration of our obligations under the Credit Agreement.

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

On January 1, 2015, we completed the acquisition of SkyWave for an aggregate purchase price of $130.2 million, inclusive of a working capital adjustment of $0.3 million and subject to certain adjustments, and a $10.6 million escrow to cover certain SkyWave indemnity obligations. From the purchase price, $7.5 million was paid to Inmarsat Canada Holdings Inc., a subsidiary of Inmarsat, in the form of a promissory note in exchange for a portion of its interest in SkyWave. The promissory note provided an off-set for the $7.5 million paid by Inmarsat under the agreement with Inmarsat. We funded the acquisition using cash on hand, our borrowings under our Term B3 facility under the Secured Credit Facilities and net proceeds from our public offering in November 2014.

On January 16, 2015, we completed the acquisition of InSync for a cash consideration of $11.1 million, subject to net working capital adjustments, and additional contingent consideration of up to $5.0 million, subject to certain operational milestones. We funded the acquisition of InSync through a combination of cash on hand and our borrowings under our Term B2 facility under the Secured Credit Facilities, as described above.

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

On October 6, 2015, we completed the acquisition of WAM Technologies, LLC for cash consideration of $8.7 million, inclusive of a working capital adjustment of $0.2 million.

On May 26, 2016, we completed the acquisition of Skygistics (PTY), Ltd. for cash consideration of $3.8 million and additional contingent consideration of up to $1.0 million, subject to certain operational milestones.

At September 30, 2016, no amounts were outstanding under the Revolving Credit Facility. The net availability under the Revolving Credit Facility was $10.0 million as of September 30, 2016.

Debt Covenants

As of September 30, 2016, we were in compliance with our covenants under the Secured Credit Facilities.

EBITDA

EBITDA is defined as earnings attributable to ORBCOMM Inc. before interest income (expense), provision for income taxes and depreciation and amortization. We believe EBITDA is useful to our management and investors in evaluating our operating performance because it is one of the primary measures we use to evaluate the economic productivity of our operations, including our ability to obtain and maintain our customers, our ability to operate our business effectively, the efficiency of our employees and the profitability associated with their performance. It also helps our management and investors to meaningfully evaluate and compare the results of our operations from period to period on a consistent basis by removing the impact of our financing transactions and the depreciation and amortization impact of capital investments from our operating results. In addition, our management uses EBITDA in presentations to our board of directors to enable it to have the same measurement of operating performance used by management and for planning purposes, including the preparation of our annual operating budget.

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

The following table reconciles our net (loss) income to EBITDA for the periods shown:

	Quarter Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Net (loss) income attributable to ORBCOMM Inc.	$(14,041)	$1,591	$(20,306)	$(13,490)
Income tax expense	(9)	221	369	312
Interest income	(100)	(90)	(283)	(246)
Interest expense	2,471	1,332	6,615	3,906
Depreciation and amortization	11,158	6,331	31,668	19,426
EBITDA	$(521)	$9,385	$18,063	$9,908

For the third quarter of 2016 compared to the third quarter of 2015, EBITDA increased $9.9 million, while net income decreased $15.6 million. For the quarter ended September 30, 2016, the net loss included a $10.7 million impairment charge on our satellite network. The rate of increase for EBITDA compared to the net income decrease for the quarter ended September 30, 2016, compared to the prior year period, primarily reflects higher depreciation associated with the OG2 satellites placed into service on March 1, 2016, higher amortization of finite-lived intangible assets as a result of the acquisition of WAM Technologies, LLC and Skygistics (PTY), Ltd., as well as increased interest expense associated with our Secured Credit Facilities.

For the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, EBITDA increased $8.2 million, while net loss increased $6.8 million. For the nine months ended September 30, 2016 and 2015, the net loss included a $10.7 million and $12.7 million impairment charge on our satellite network, respectively. The rate of increase for EBITDA compared to the net loss increase for the nine months ended September 30, 2016, compared to the prior year period, primarily reflects higher depreciation associated with the OG2 satellites placed into service on March 1, 2016, higher amortization of finite-lived intangible assets as a result of the acquisition of WAM Technologies, LLC and Skygistics (PTY), Ltd., as well as increased interest expense associated with our Secured Credit Facilities.

Contractual Obligations

There have been no material changes in our contractual obligations as of September 30, 2016, as previously disclosed in our Annual Report.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

There have been no material changes in our assessment of our sensitivity to market risk as of September 30, 2016, as previously disclosed in Part II, Item 7A “Quantitative and Qualitative Disclosures about Market Risks” in our Annual Report.

Concentration of credit risk

There were no customers with revenues greater than 10% of our consolidated total revenues for the quarter and nine months ended September 30, 2016.

One customer, Hub City Terminals, Inc., comprised 11.0% of our consolidated total revenues for the quarter ended September 30, 2015. There were no customers with revenues greater than 10% of our consolidated revenues for the nine months ended September 30, 2015.

We have floating interest rate debt with our Secured Credit Facilities under our Credit Agreement that are subject to interest rate volatility, which is our principal market risk, with a floor of 1.00%. A 25 basis point change in the interest rate relating to the credit facilities’ balances outstanding as of September 30, 2016, which are subject to variable interest rates based on LIBOR, would yield a change of approximately $0.4 million in annual interest expense. We do not expect our future cash flows to be affected to any significant degree by a sudden change in market interest rates.

Item 4. Disclosure Controls and Procedures

Evaluation of the Company’s disclosure controls and procedures.

The Company’s management evaluated, with the participation of the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2016. Based on their evaluation, the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2016.

Changes in Internal Control over Financial Reporting.

We reviewed our internal control over financial reporting at September 30, 2016. There have been no changes in our internal control over financial reporting identified in an evaluation thereof that occurred during the third quarter of 2016 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in various litigation claims or matters involving ordinary and routine claims incidental to our business. While the outcome of any such claims or litigation cannot be predicted with certainty, we currently believe that the outcome of these proceedings, either individually or in the aggregate, will not have a material adverse effect on our business, results of operations or financial condition. We record reserves related to legal matters when losses related to such litigation or contingencies are both probable and reasonably estimable.

See “Note 15 – Commitments and Contingencies” to our notes to the condensed consolidated financial statements for the quarter and nine months ended September 30, 2016 included in this Quarterly Report on Form 10-Q for a description of our significant legal proceedings, which is incorporated by reference herein.

Item 1A. Risk Factors

Except as discussed under “Overview” in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” there have been no material changes in the risk factors as of September 30, 2016, as previously disclosed in Part I, Item 1A “Risk Factors” in our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Impairment loss – satellite network

For information regarding the impairment charge related to one of our OG2 satellites, refer to “Note 15 – Commitments and Contingencies” of the Notes to the Condensed Consolidated Financial Statements.

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

ORBCOMM Inc. (Registrant)

Date: November 2, 2016	/s/ Marc J. Eisenberg
Marc J. Eisenberg,
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 2, 2016	/s/ Robert G. Costantini
Robert G. Costantini,
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: November 2, 2016	/s/ Constantine Milcos
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