Form 10-K
period 2016-12-31
ORBCOMM Inc.
filed 2017-03-03
CIK 1361983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (based on the closing price reported on the Nasdaq Global Market on June 30, 2016) was $664,834,533.

Shares held by all executive officers and directors of the registrant have been excluded from the foregoing calculation because such persons may be deemed to be affiliates of the registrant.

The number of shares of the registrant’s common stock outstanding as of February 27, 2017 was 71,423,437.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2017 Annual Meeting of Stockholders to be held on April 19, 2017, are incorporated by reference in Part III of this Form 10-K.

Forward- Looking Statements

Certain statements discussed in Part I, Item 1. “Business”, Part I, Item 3. “Legal Proceedings”, Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally relate to our plans, estimates, objectives and expectations for future events, as well as projections, business trends and other statements that are not historical facts. Such forward-looking statements are subject to known and unknown risks and uncertainties, some of which are beyond the Company’s control, which may cause the Company’s actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include but are not limited to: demand for and market acceptance of our products and services and our ability to successfully implement our business plan; our dependence on our subsidiary companies (Market Channel Affiliates (MCAs)) and third party product and service developers and providers, distributors and resellers (Market Channel Partners (MCPs)) to develop, market and sell our products and services, especially in markets outside the United States; substantial losses we have incurred and may continue to incur; the inability to effect suitable investments, alliances and acquisitions, and even if we are able to make acquisitions, the failure to integrate and effectively operate the acquired businesses and the exposure to additional risks, such as unexpected costs, contingent or other liabilities, or weaknesses in internal controls, and issues related to non-compliance with domestic and foreign laws, particularly in acquisitions of foreign businesses; our dependence on a significant customers for a substantial portion of our revenues, including key customers such as Caterpillar Inc., Komatsu Ltd., Hub Group, Onixsat and Satlink S.L.; our ability to expand our business outside the United States, including risks related to the economic, political and other conditions in foreign countries in which we do business, including fluctuations in foreign currency exchange rates; our dependence on a few significant vendors, service providers or suppliers, as well as the loss or disruption or slowdown in the supply of products and services these key vendors, such as our SkyWave business’s dependence on its commercial relationship with Inmarsat plc and the services provided by Inmarsat plc, including the continued availability of Inmarsat plc’s satellites, the supply of subscriber communicators from Sanmina Corporation and Quake Global, or the supply of application specific integrated circuits (ASICs) from S3 Group; competition from existing and potential telecommunications competitors, including terrestrial and satellite-based network providers, some of whom provide wireless network services to our customers in connection with our products and services; our reliance on intellectual property rights and the risk that we, our MCAs, our MCPs and our customers may infringe on the intellectual property rights of others; inability to operate due to changes or restrictions in the political, legal, regulatory, government, administrative and economic conditions and developments in the United States and other countries and territories in which we provide our services; legal proceedings; the failure of our system or reductions in levels of service due to technological malfunctions or deficiencies or other events, such as in-orbit satellite failures, reduced performance of our existing satellites, or man-made or natural disasters and other extreme events; rapid and significant technological changes, pricing pressures and other competitive factors; cybersecurity risks; and the terms of our credit agreement, under which we currently have borrowed $150 million and may borrow up to an additional $10 million, that could restrict our business activities or our ability to execute our strategic objectives or adversely affect our financial performance.  In addition, specific consideration should be given to various factors described in Part I, Item 1A. “Risk Factors” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and elsewhere in this Annual Report on Form 10-K. The Company undertakes no obligation to publicly revise any forward-looking statements or cautionary factors, except as required by law.

PART I

Item 1.	Business

We are a global provider of Internet of Things (“IoT”) solutions, including network connectivity, devices, device management and web reporting applications. These solutions enable optimal business efficiencies, increased asset utilization and reduced asset write-offs, helping customers realize benefits on a worldwide basis. Our IoT products and services are designed to track, monitor, control and enhance security for a variety of assets, such as trailers, trucks, rail cars, sea containers, generators, fluid tanks, marine vessels, diesel or electric powered generators (“gensets”), oil and gas wells, pipeline monitoring equipment, irrigation control systems, and utility meters, in industries for transportation & supply chain, heavy equipment, fixed asset monitoring, maritime and government. Additionally, we provide satellite Automatic Identification Service (“AIS”) data services to assist in vessel navigation and to improve maritime safety for government and commercial customers worldwide. We provide these services using multiple network platforms, including our own constellation of low-Earth orbit (“LEO”) satellites and our accompanying ground infrastructure, as well as terrestrial-based cellular communication services obtained through reseller agreements with major cellular (Tier One) wireless providers. We also offer customer solutions utilizing additional satellite network service options that we obtain through service agreements we have entered into with multiple mobile satellite providers. Our satellite-based customer solution offerings use small, low power, mobile satellite subscriber communicators for remote asset connectivity, and our terrestrial-based solutions utilize cellular data modems with subscriber identity modules (“SIMS”). We also resell service using the two-way Inmarsat satellite network to provide higher bandwidth, low-latency satellite products and services, leveraging our IsatDataPro (“IDP”) technology. Our customer solutions provide access to data gathered over these systems through connections to other public or private networks, including the Internet. We are dedicated to providing what we believe are the most versatile, leading-edge IoT solutions in our markets that enable our customers to run their business operations more efficiently and achieve significant return on investment.

Customers benefiting from our network, products and solutions include original equipment manufacturers, or OEMs, such as Caterpillar Inc., Doosan Infracore America, Hitachi Construction Machinery Co., Ltd., John Deere, Komatsu Ltd., and Volvo Construction Equipment; vertical market technology integrators known as value-added resellers (“VARs”) and international value-added resellers (“IVARs”), such as I.D. Systems, Inc. and inthinc Technology Solutions Inc., and Value-added Solutions Providers (“SPs”), such as Onixsat, Satlink and Sascar (collectively referred to as Market Channel Partners (“MCPs”)); and end-to-end solutions customers such as Carrier Transicold, Thermo King, C&S Wholesale, Canadian National Railways, CR England, Hub Group, Inc., KLLM Transport Services, Marten Transport, Prime Inc., Swift Transportation, Target, Tropicana, Tyson Foods, Walmart and Werner Enterprises.

Unless otherwise noted or the context otherwise requires, references in this Form 10-K to “ORBCOMM,” “the Company,” “our company,” “we,” “us” or “our” refer to ORBCOMM Inc. and its direct and indirect subsidiaries.

Acquisitions

Acquisition of Skygistics (PTY) Ltd.

On May 26, 2016, we completed the acquisition of substantially all of the assets of Skygistics (PTY) Ltd. (“Skygistics”) for cash consideration of $3.8 million and additional contingent consideration of up to $1.0 million, subject to certain operational milestones (the “Skygistics Acquisition”). The Skygistics Acquisition adds to our product offerings a broad range of satellite and cellular connectivity options, as well as telematics solutions centered on the management of remote and mobile assets to more than 250 telematics and enterprise customers.

Acquisition of WAM Technologies, LLC

On October 6, 2015, we completed the acquisition of substantially all of the assets of WAM Technologies, LLC (“WAM Technologies”), an affiliate of Mark-It Services, Inc., for total consideration of $8.7 million, inclusive of a working capital settlement of $0.2 million (the “WAM Acquisition”). The WAM Acquisition expands and strengthens our cold chain monitoring solutions, which include trailers, rail cars, gensets and sea containers.

Acquisition of InSync Software, Inc.

On January 16, 2015, we purchased all the issued and outstanding stock of InSync Software, Inc. (“InSync”) from IDENTEC Group AG (“IDENTEC”) for cash consideration of $10.9 million, inclusive of a working capital settlement of $0.3 million, and additional contingent consideration of up to $5.0 million, subject to certain operational milestones (the “InSync Acquisition”). The acquisition supports our strategy to provide the most complete set of applications and capabilities in the IoT industry, while broadening our market access to a wide range of industries.

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

In connection with the SkyWave Acquisition and the entry into the Arrangement Agreement, the Company and Inmarsat entered into an Asset Purchase and Cooperation Agreement with respect to Inmarsat’s services to SkyWave post-acquisition, as well as the purchase, upon consummation of the SkyWave Acquisition, of certain assets of SkyWave by affiliates of Inmarsat (the “Inmarsat Agreement”), and which replaced or amended certain of our and SkyWave’s existing arrangements with Inmarsat, including SkyWave becoming a party to the Inmarsat Agreement.

Acquisition of Euroscan Group

On March 11, 2014, we completed the acquisition of 100% of the outstanding equity of Euroscan Holding B.V., including, indirectly, its wholly-owned subsidiaries Euroscan B.V., Euroscan GmbH Vertrieb Technischer Geräte, Euroscan Technology Ltd. and Ameriscan, Inc. (collectively, the “Euroscan Group” or “Euroscan”) for an aggregate consideration consisting of (i) $29.2 million, inclusive of net working capital adjustments and net cash (on a debt free, cash free basis); (ii) the issuance of 291,230 shares of the Company’s common stock, valued at $7.70 per share, which reflected the Company’s closing price on the acquisition date; and (iii) additional contingent consideration of up to $6.5 million (the “Euroscan Acquisition”). The Euroscan Acquisition complemented our North American Operations in IoT by adding a significant distribution channel in Europe and other key geographies where Euroscan has market share.

Other Business Development Activities

Share Offerings

On January 17, 2014, we completed a public offering of 6,325,000 shares of common stock, including 825,000 shares sold upon full exercise of the underwriters’ over-allotment option, at price of $6.15 per share (the “January 2014 Public Offering”). We received net proceeds of approximately $36.6 million after deducting underwriters’ discounts and commissions and offering costs.

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

On March 31, 2015, we repaid in full the $10 million outstanding under the Revolving Credit Facility. At December 31, 2016 and 2015 no amounts were outstanding under the Revolving Credit Facility.

OG2 Satellites

We have successfully completed the deployment of our ORBCOMM Generation 2 (“OG2”) satellites with launches on July 14, 2014 and December 21, 2015, both aboard Space Exploration Corporation (“SpaceX”) Falcon 9 launch vehicles. We continue to provide Machine-to-Machine (“M2M”) messaging and AIS service for our global customers through our updated OG2 constellation. See “ORBCOMM Communication System – System Status” below for additional information regarding our satellite constellation.

Shelf Registration Statement

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

Strategic Alliance with Inmarsat

On November 4, 2013, we announced a strategic alliance with Inmarsat, a leading provider of global mobile satellite communications services, to collaborate on joint product development and distribution to address the needs of the rapidly growing satellite IoT market. We are working together with Inmarsat to create a standard satellite platform and develop cost-effective hardware and flexible service pricing models for the global IoT industry. We have expanded our alliance with Inmarsat through the SkyWave Acquisition, as described above.

In early 2016, we introduced the first of a series of interchangeable modems that work with either our OG2 VHF network or Inmarsat’s L-band network. These modems have the same footprint, connectors, power input, and programming environment to allow for easy exchange of modems for the different networks. Manufacturers and partners are able to drop in their products the appropriate modem that corresponds with either our or Inmarsat’s network based on geography, message size and delivery speed for ease of use and flexibility. In addition, users will be able to take advantage of our relationships with Tier One cellular providers for dual-mode cellular and satellite service with either satellite network. We also offer our unique ORBCOMMConnect Platform, which seamlessly translates and integrates the communications from our diverse network service partners into a uniform set of commands and information. This facilitates a uniform platform for provisioning, billing and multi-mode access for IoT applications, supported by Inmarsat’s M2M Access Platform, enabling access to network and terminal management tools for wholesale integration with us.

These versatile offerings are available in our end-to-end solutions for heavy equipment, fixed asset and transportation industries, as well as through our MCPs. We leverage our relationship with Inmarsat to access their worldwide fleet of L-band geostationary (“GEO”) satellites to provide IDP, a satellite packet data service offering the highest throughput and lowest latency in the market, as well as a 3G satellite service offering real-time IP data speeds up to 512 kbps on a single global SIM—the only service of its kind in the satellite IoT space.

Our Business Strengths and Competitive Advantage

Over the past several years, we have grown from a satellite network owner and operator into a leading global provider of IoT solutions. We provide individual application components, such as modems and chip sets, as well as full end-to-end solutions, such as freight transportation monitoring, cold chain compliance, refrigerated asset monitoring, fleet management and cargo security systems. Our combination of global network services along with our state-of-the-art devices, device management and robust web-based Software-as-a-Service applications provides what we believe is the global industrial IoT markets most comprehensive service offering and positions us as a leader and innovator in the global industrial IoT marketplace. In addition, our solution delivery team provides end-to-end customer service – from installation to deployment to ongoing customer care — to support our customers across multiple vertical markets. We believe that our approach to IoT solutions is unique in our industry and will enable us to achieve significant growth.

Within the rapidly evolving IoT market, customers have widely divergent requirements for hardware, connectivity, middleware, and software that depend, in part, on specific industry, geography, and price requirements. Leveraging our expertise in the global industrial IoT sector and through our broad portfolio of devices, network services and applications, we provide solutions that enable customers to minimize development time and reduce costs whether by saving on fuel, improving asset turn times, lowering maintenance costs or optimizing asset utilization. We believe that our flexibility in responding to unique customer requirements, as well as our ability to provide all of these products and services ourselves, through our incremental resources and improved scalability, enhances our competitive positioning and the size of our addressable market.

Our key competitive advantages include a unique range of IoT network connectivity solutions, provided through both cellular network connectivity and global, two-way satellite data communication connectivity. Through our own network of LEO satellites and accompanying ground infrastructure, we provide worldwide coverage, including in the open ocean, allowing end-users to access our communications system in areas outside the coverage of terrestrial networks. Our unique, proven technology offers full two-way data communication with minimal line-of-sight limitations and reliable performance.

By leveraging the enhanced capabilities of our OG2 satellite network, we have reduced the time interval in delivering messages and data, or network latency, in most regions of the world. The new OG2 capabilities also increase our data rate and message size capabilities, as well as enhance our AIS capabilities. Using our satellite-based AIS system, which is equipped on each of our OG2 satellites, our customers have access to AIS data well beyond coastal regions in a cost-effective and timely fashion. We provide what we believe is the most comprehensive global AIS data service through a combination of satellite and terrestrial data, enabling government and commercial customers to track more than 180,000 AIS-equipped vessels worldwide, facilitating maritime surveillance and intelligence. We intend to continue working with system integrators and maritime information service providers to develop AIS-based value added services and to facilitate the sales and distribution of AIS data.

Our strategic relationships with key distributors and OEMs have enabled us to streamline our sales and distribution channels and, in some cases, shift much of the risk and cost of developing and marketing end-user applications to the OEMs and MCPs. We have established strategic relationships with major OEMs, such as Carrier Transicold, Caterpillar Inc., Hitachi Construction Machinery Co., Ltd., Komatsu Ltd., Volvo Construction Equipment and Doosan Infracore America, as well as key VARs and IVARs, such as inthinc Technology Solutions Inc. and XRS Corporation in North America along with Onixsat, Satlink S.L. and Sascar in key international markets.

In addition, we have further expanded our distribution with the Skygistics Acquisition, a long-time distribution partner based in Johannesburg, South Africa, which adds key distribution on the African continent. This acquisition expands our geographic reach in one of the fastest growing IoT markets.

Our Strategy

Our long-term growth strategy capitalizes on expanding our capabilities and distribution through a build, buy or partner approach based on time to market and return on investment. Our growth is a result of our ability to leverage our vast in-house engineering capabilities to design new products as well as reduce costs and improve the functionality of our products through product redesign initiatives. In addition, we continue to identify strategic acquisitions that expand existing business lines, increase our resources and scalability and build collaborative partnerships with fellow industry leaders.

Industry Overview

Businesses and governments increasingly face the need to track, control, monitor and communicate with fixed and mobile assets that are located throughout the world. At the same time, these assets increasingly incorporate microprocessors, sensors and other devices that can provide a variety of information and analytical insight about the asset’s location, condition, operation and environment and are capable of responding to external commands and queries. As these intelligent devices proliferate, we believe that the need to establish two-way communications with these devices is greater than ever. The owners and operators of these intelligent devices are seeking low-cost and efficient communications systems that will enable them to communicate with these devices.

We operate in the IoT industry, which includes various types of communications systems that enable intelligent machines, devices and fixed or mobile assets to communicate information from the machine, device or fixed or mobile asset to and from back-office information systems of the businesses and government agencies that track, monitor, control and communicate with them. These IoT data communications systems integrate a number of technologies and cross several different industries, including computer hardware and software systems, positioning systems, terrestrial and satellite communications networks and information technologies (such as data hosting and report generation).

There are four main components in any IoT data communications system:

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
2.

Communications network.     The communications network enables a connection to take place between the fixed or mobile asset and the back-office systems and users of that asset’s data. The proliferation of terrestrial and satellite-based wireless networks has enabled the creation of a variety of IoT data communications applications. Networks that are being used to deliver asset data include terrestrial communications networks, such as cellular, radio paging and WiFi networks, and satellite communications networks, utilizing LEO or GEO satellites.

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

Market Opportunity

We believe the following market opportunities as well as the increasing mainstream deployment of IoT solutions will continue to position us as a leader and innovator in the global industrial IoT market:

Commercial transportation and distribution

Large trucking and trailer leasing companies require applications that report location, engine diagnostic data, driver performance, fuel consumption, compliance, rapid decelerations, fuel taxes, driver logs and zone adherence in order to manage their truck fleets more safely and efficiently and to improve truck and trailer utilization.

Truck and trailer fleet owners and operators, as well as truck and trailer OEMs, are increasingly integrating IoT data communications systems into their trucks and trailers. Trailer tracking represents a significantly larger potential market as we estimate that there are approximately three trailers to every truck. The trailer market also requires additional applications, such as cargo sensor reporting, load monitoring, control of refrigeration systems and door alarms. Future regulations may require position tracking of specific types of cargo, such as hazardous materials, and could also increase trailer tracking market opportunities.

Refrigerated or cold chain transportation shippers and transportation companies have an increasing need to track and monitor environmental and control conditions of cargo over rail, trucking and sea transport and represent an important market opportunity. Our cold chain monitoring solutions include trailers, railcars, gensets and sea containers. In addition, the Food and Drug Administration’s Food Safety Modernization Act (“FSMA”) will also impact the growth of our market opportunity in this sector. The FSMA legislation aims to ensure the safety of food across the supply chain through the introduction of new requirements for food manufacturers, processors, transporters and distributors. FSMA is expected to require every food distribution company at every step, from farm to table, to implement these capabilities in order to be compliant, which we expect will further increase the demand for our cold chain monitoring systems.

Manufacturing, warehousing & supply chain management

In the increasingly complex and competitive world of manufacturing and supply chain operations, enterprises need to ensure that high-value materials, tools and supplies converge at the right time and place. Manufacturing and warehousing profitability is dependent on ensuring just-in-time availability and accurate real-time location of inventory in the supply chain. Companies employing sophisticated supply chain methods are realizing greater profits than competitors using more traditional means.  As regulatory pressure for buying multiple technologies increases, customers are increasingly demanding integrated solutions from single-source providers. End-to-end IoT solutions based on multi-modal short-range tracking technologies such as RFID, WiFi, condition sensors and actuators are more capable of handling the complex demands of today’s manufacturing and supply chain operations.

Heavy equipment

Heavy equipment fleet owners and leasing companies seeking to improve fleet productivity and profitability require applications that report diagnostic information, location, time-of-use information, emergency notification, driver usage and maintenance alerts for their heavy equipment, which may be in remote, difficult to reach locations. Using IoT data communications systems, heavy equipment fleet operators can remotely manage the productivity and mechanical condition of their equipment, potentially lowering operating costs through preventive maintenance. OEMs can also use IoT applications to better anticipate the maintenance and spare parts needs of their customers, expanding the market for higher-margin spare parts orders. Heavy equipment OEMs are increasingly integrating IoT data communications systems into their equipment at the factory or offering them as options through certified after-market dealers.

Fixed asset monitoring

Companies with widely dispersed fixed assets require a means of collecting data from them to monitor productivity, manage inventory, increase security, minimize downtime and realize other operational benefits, as well as managing remote operation of valves and electrical switches. IoT systems can provide automated meter reading, oil and gas storage tank monitoring, pipeline monitoring and environmental monitoring, which can reduce labor costs, fuel costs, and the expense of on-site monitoring and maintenance.

Marine vessels

Marine vessels need satellite-based communications due to the absence of reliable terrestrial-based coverage more than a few miles offshore. IoT systems offer features and functions to luxury recreational marine vessels and commercial fishing vessels, such as onboard diagnostics and other marine telematics, alarms, requests for assistance, security, location reporting and tracking, two-way messaging, catch data and weather reports. In addition, owners and operators of commercial fishing and other marine vessels are increasingly subject to regulations governing, among other things, commercial fishing seasons and geographic limitations, vessel tracking, safety systems, and resource management and protection. Our investments in AIS also provide significant opportunity in the marine market.

Government and homeland security

Governments worldwide are seeking to address the global terror threat by monitoring land borders and hazardous materials, as well as marine vessels and containers. In addition, modern military and public safety forces use a variety of applications, particularly in supply chain management, logistics and support, which could incorporate our products and services. IoT systems can be used in applications to address infiltration across land borders, for example, monitoring seismic sensors placed along the border to detect incursions. IoT systems can also be used in applications to address homeland security requirements, such as tracking and monitoring vessels and containers.

We expect to leverage our investment in AIS technology to resell AIS data collected by our network to other maritime services and governmental agencies. Further expansion of the AIS business had been driven by our AIS distribution agreements for commercial purposes with resellers. The successful deployment of our OG2 satellites, all of which are equipped with AIS capability, will allow us to enhance our AIS services.

Customers

We market and sell our products and services directly to OEM and government customers and end-users, and indirectly through Market Channel Partners and Market Channel Affiliates, as discussed below.

Revenues in Foreign Geographic Areas

Revenues in 2016 and 2015 in foreign geographic areas, mostly South America, Europe and Japan, represented approximately 31% and 36% of our consolidated revenues, respectively. Revenues in 2014 in foreign geographic areas, mostly Europe and Japan, represented approximately 24% consolidated revenues. No other foreign geographic area accounted for more than 10% of our consolidated revenues. See also “Note 13 – Segment” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report.

Sales, Marketing and Distribution

We generally market our services and products through the following channels:

Market Channel Partners. We are currently working with a number of third party resellers referred to as MCPs and seek to add MCPs as we expand our business. The role of the MCP is to develop tailored applications that utilize our system and then market them, through non-exclusive licenses, to specific, targeted vertical markets. MCPs are responsible for establishing retail pricing, collecting revenues from end-users and for providing customer service and support. Our MCPs have made significant investments in developing ORBCOMM-based applications. MCPs pay fees for access to our system based on either a fixed monthly recurring charge or on the amount of data transmitted.

Generally, subject to regulatory restrictions, MCPs that have an IVAR arrangement allows us to enter into a single agreement with any given IVAR and allows the IVARs to pay directly to us a single price on a single monthly invoice in a single currency for worldwide service, regardless of the territories they sell into, avoiding the need to negotiate prices in each territory. We pay our MCAs, as defined below, a commission on revenues received from IVARs from each subscriber activated in a specific territory.

Market Channel Affiliates, referred to as MCAs. We generally market and distribute our services outside the United States primarily through our subsidiary companies, several of which are overseas joint ventures, which are assigned specific international territories. We rely on these MCAs to establish business in their respective territories, including obtaining and maintaining necessary regulatory and other approvals, as well as managing local resellers. We believe our MCAs, through their local expertise, are able to operate in these territories in a more efficient and cost-effective manner. We currently have MCAs covering over 130 countries and territories. As we seek to expand internationally, we expect to add additional MCAs, covering Asia and Africa.

Direct to End-Users. We also market directly to end-users, providing services and products tailored to particular verticals, establishing retail pricing, collecting revenues and for providing customer service and support.

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

Terrestrial tower-based cellular networks

While terrestrial tower-based cellular networks are capable of providing services at costs comparable to ours, they lack seamless global coverage. Terrestrial coverage is dependent on the location of tower transmitters, which are generally located in densely populated areas or heavily traveled routes. Several data and messaging markets, such as long-haul trucking, railroads, oil and gas, agriculture, utility distribution and heavy construction, have significant activity in sparsely populated areas with limited or no terrestrial coverage. In some geographic areas, terrestrial tower-based networks have gaps in their coverage and may require a back-up system to fill in such coverage gaps. We have entered into re-seller agreements with several major Tier One cellular wireless providers in the U.S. and the rest of the world to provide our customers options for incorporating terrestrial communications connectivity for IoT solutions, in either single mode or dual mode configurations that use both terrestrial and satellite network platforms.

Low-Earth orbit mobile satellite service providers

LEO mobile satellite service providers operating above the 1 GHz band, or big LEO systems, can provide data connectivity with global coverage that can compete with our communications services. The primary focus of big LEO satellite service providers is on circuit-switched communications tailored for time- and bandwidth-intensive voice traffic, which is less efficient than the transfer of short data messages. However, big LEO satellite service providers have shifted to focus more on IoT data communications. These systems entail significantly higher costs for the satellite fleet operator and the end-users. Our principal big LEO mobile satellite service competitors are Iridium Communications Inc. and, to a lesser extent, Globalstar, Inc., whose satellite airtime services we also resell.

Geostationary satellite service providers

Geostationary satellite system operators can offer services that compete with ours. Certain pan-regional or global systems (operating in the L or S bands), such as Inmarsat, are designed and licensed for mobile high-speed data and voice services. However, the equipment cost and service fees for narrowband, or small packet, data communications is significantly more expensive than ours. We believe that the equipment cost and service fees for narrowband data communications using these systems are also significantly higher than ours, and that these geostationary providers cannot offer global service with competitive communications devices and costs. In addition, they have other limitations, such as requiring a clear line of sight between the communicator equipment and the satellite, being affected by adverse weather or atmospheric conditions, and being vulnerable to catastrophic single-point failures of their satellites with limited backup options. We resell satellite airtime service provided by Inmarsat as well to meet specific customer needs.

Product Development

We develop products and service enhancements that we sell directly to our end-user customers, as well as design new products and services that enhance features and capabilities, while at the same time reducing costs of our products and services. During the years ended December 31, 2016, 2015 and 2014, we have incurred product development costs of $6.3 million, $6.5 million and $2.9 million, respectively.

ORBCOMM Communications System

Overview

Our IoT data communications services are provided by offering a unique combination of both satellite and terrestrial networks including our proprietary LEO satellite constellation, consisting of our ORBCOMM Generation 1 (“OG1”) and AIS-equipped OG2 satellites operating in the VHF band. In addition, we offer data communication services provided by third party satellite constellations, such as our partnership with Inmarsat, through which we provide L-band GEO satellite service via both IDP, a satellite packet data service offering the highest payload and lowest latency in the market, and a 3G-based service, and the Globalstar satellite network. In addition, we provide data communication services utilizing Tier One wireless carriers through partnerships with AT&T, Verizon, T-Mobile, Telefonica, Orange, Rogers and Vodafone, whose Access Point Name (“APN”) networks are tightly integrated into our own production network to provide a common interface for a mix of carrier and service options for our customers.

We utilize our ORBCOMMconnect platform to seamlessly translate and integrate the communications from our diverse network service partners into a uniform and easily manageable set of commands and responses and information transport. This creates a common user platform for provisioning, billing and multi-mode access for IoT applications and enables access to network and terminal management tools for rapid wholesale integration with our network. We provide our customers a subscriber component, which consists of satellite subscriber communicators and cellular terrestrial units, or wireless modems incorporating SIMS, used by end-users to transmit and receive messages to and from their assets and our system. In addition, our web applications provide specialized data feeds that are established through our application gateway interface to third party dispatch systems and proprietary customer software applications to provide customers data and analytics from telematics products and specialized sensors.

The data generated by our customer base typically comes from application-tailored, end-user or ORBCOMM developed software. The data may be transferred to either a subscriber communicator, or a terrestrial based wireless device using a SIM on the partner cellular provider’s network. If the data is transferred to a satellite subscriber communicator, data is transmitted to the next satellite that comes into view in near real-time. The data is then routed by the satellite to the next gateway earth station (“GES”) that it successfully connects to, which in turn forwards it to the ORBCOMM gateway control center (“GCC”). Within the GCC, the data is processed, safe-stored, and forwarded to its ultimate destination and, if requested, an acknowledgment that the message content has been received is transmitted back to the subscriber communicators. If the data is transferred to a cellular device, data is routed through the partner carrier’s network via VPN to the ORBCOMM GCC and forwarded to its ultimate destination in real time. The destination for transferred data may be another subscriber communicator, a SIM, a corporate resource management system, any personal or business Internet e-mail address, a pager or a text message-capable cellular phone, or any combination of the above. In addition, data can be sent in the reverse direction (a feature which is utilized by many applications to remotely control assets) using similar methods.

System Status

OG1 Satellite Health

With the launch of the OG2 satellites, we are gradually phasing out the OG1 satellites and putting them in a reserve operating mode where they will primarily be used for messaging services only when no OG2 satellites are nearby. We will maintain operational control throughout the remaining lifetime of the OG1 satellites to allow us to perform orbit maneuvers in the event of a conjunction possibility with another object.

OG2 Satellite Health

On July 14, 2014, we launched six of our next-generation OG2 satellites aboard a SpaceX Falcon 9 launch vehicle. The OG2 satellites were separated from the Falcon 9 vehicle into proper orbit. On September 15, 2014, following an in-orbit testing period, we initiated commercial service for the six OG2 satellites. In June 2015, we lost communication with one of our OG2 satellites and recorded a non-cash impairment charge of $12.7 million to write off the value of the satellite. In August 2016, we lost communication with one of our OG2 satellites and recorded a non-cash impairment charge of $10.7 million to write off the value of the satellite.

On December 21, 2015, we launched the remaining 11 next-generation OG2 satellites aboard a SpaceX Falcon 9 launch vehicle. The OG2 satellites were separated from the Falcon 9 vehicle into proper orbit. On March 1, 2016, following an in-orbit testing period, we initiated commercial service for the 11 OG2 satellites.

The OG2 satellites are providing both M2M messaging and AIS service for our global customers. The satellites have been divided into four separate planes and placed into differing altitudes to allow each plane to drift to the proper orbit. Once the drifting is complete the four planes of satellites will be equally spaced to provide customers the optimum coverage. Two of the four planes are currently in the proper orbit and the other two planes will reach the proper orbit in March and October 2017.

One OG2 satellite has experienced a solar array anomaly that resulted in the satellite entering a safe mode and being temporarily taken out of commercial service. The satellite has intermittently provided AIS service and is regularly communicating with the ground infrastructure. Our satellite engineering team is in the process of developing new software which should enable improved availability and resume partial M2M messaging and AIS services.

ORBCOMM Gateway Health

The gateway earth stations in the United States and internationally are performing well. In addition to routine maintenance, we continue to perform hardware and software upgrades which have improved the functionality of the gateway earth stations. Specifically, new antenna control and drive systems have been installed in several of the gateway earth stations in conjunction with the aforementioned upgrades.

ORBCOMM Network Capacity

With the addition of our OG2 satellites, the network capacity has been greatly increased. In the backwards compatible OG1 mode, each OG2 satellite has more than six times the capacity of the OG1 satellites because each OG2 satellite has six downlink transmitters where the OG1 satellites have only one. Currently, the OG2 satellites are easily meeting our capacity needs with just one or two downlink channels per satellite. Our ground segment was originally designed with scalability in mind. As technologies in storage and networking solutions evolve, we are continuously upgrading the key components, through internal resources, that are impacted most by an increasing subscriber base.

Inmarsat Services

With our acquisition of SkyWave, we entered into an agreement with Inmarsat to transition the primary operational control of the IsatDataPro (“IDP”) services to Inmarsat.  This transition is complete and the system performance is well over 99.9% network availability.  For the legacy IsatM2M services, we provide operational support through a support contract with Inmarsat.  Like the IDP services, network availability for IsatM2M services has been very good.  For both the IDP and ISatM2M services, we remain in control of the message delivery Gateway that is the interface to our customers for message delivery.  The Gateway is a fully internally redundant system providing customer access via two independent Internet lines providing connectivity to their mobile terminals and messages over multiple transports and protocols.  It is a high-availability system responsible for connection, storing and relaying messages between customers and Inmarsat satellite network systems, as well as providing terrestrial messaging services between customers and mobile terminals.

Terrestrial Services

We have active partnerships with many of the major carriers, both domestic and abroad including AT&T, Verizon, T-Mobile, Telefonica, Orange, Rogers and Vodafone. We have tightly integrated each carrier’s APN into our production network to provide a common interface for a mix of carrier and service options for our customers. The integration planning of each carrier network is at the core of our goal to provide a consistent and reliable uniform messaging environment over a variety of networks. We maintain redundant connections to carriers through an East Coast primary data center and West Coast backup data center. CenturyLink is our hosting provider as they are a recognized leader in providing enterprise class service and support. Our Network Control Center (NCC), staffed 24 hours a day, monitors all aspects of the network to ensure prompt response to network anomalies when they occur. Aside from a traditional Network Management System (NMS) utilizing Simple Network Management Protocol (SNMP) for infrastructure monitoring, device and carrier specific tests simulate customer traffic and provide performance metrics for support staff as well as engineers. A three-tier support structure is employed to ensure that staff with domain specific knowledge are quickly assigned to anomalies and implement resolutions.

AIS Services

Our AIS data services are provided through a combination of our OG2 satellites, which are all enabled with advanced AIS data receivers, and third party space-based assets and terrestrial AIS data providers.

Regulation of Our Business in the United States

FCC Authorizations

Any entity seeking to construct, launch, or operate a commercial satellite system in the United States must first be licensed by the U.S. Federal Communications Commission (“FCC”). ORBCOMM License Corp., a wholly owned subsidiary of ours, holds the FCC license for our LEO VHF satellite constellation (which we refer to as the Space Segment License). ORBCOMM License Corp. also holds additional FCC licenses relating to our United States gateway earth stations, and our VHF and L-Band subscriber communicator deployments in the United States. We believe that our business, as currently conducted, is in full compliance with all applicable FCC rules, policies, and license conditions.

FCC License Renewals

The current fifteen-year term of our Space Segment License expires in April 2025, and the renewal application must be filed between 30 and 90 days prior to end of the twelfth year of the current license term (i.e., between 30 and 90 days prior to April 2022). The current FCC licenses for the United States gateway earth stations and VHF subscriber communicators expire on May 17, 2020 and June 12, 2020, respectively, and our two L-Band subscriber communicator licenses expire on January 22, 2019 and April 19, 2026, respectively. Renewal applications for these four licenses must be filed between 30 and 90 days prior to expiration. Although the FCC has been positively disposed thus far towards granting our applications for license renewals, there can be no assurance that the FCC will in fact renew our FCC licenses in the future.

We believe that our business as currently conducted is currently in full compliance with all applicable FCC rules, policies, and license conditions. We also believe that we will continue to be able to comply with all applicable FCC requirements, although we cannot provide assurance that it will be the case.

Non-Common Carrier Status

All of our FCC licenses authorize our provision of commercial services on a “non-common carrier” basis. As a result, our service offerings are subject to limited FCC regulations, and we are not required to comply with the obligations, restrictions and reporting requirements applicable to common carriers or to providers of Commercial Mobile Radio Services, or CMRS. There can be no assurance, however, that in the future, we will not be deemed by the FCC to provide services that are designated common carrier or CMRS, or that the FCC will not exercise its discretionary authority to apply its common carrier or CMRS rules and regulations to our service offerings. If this were to occur, we would be subject to FCC obligations that include record retention requirements, limitations on use or disclosure of customer proprietary network information and truth-in-billing regulations. In addition, we would need to obtain FCC approval for foreign ownership in excess of 25% and authority under Section 214 of the Communications Act of 1934, as amended, to provide international services. Finally, we would be subject to additional reporting obligations with regard to international traffic and circuits, and Equal Employment Opportunity compliance.

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

Regulation of our Business in Other Countries

Our business and our business objectives are inherently worldwide, and our product and service offerings are subject to national telecommunication regulation and other applicable laws and policies of every country in which we, our MCAs, and our MCPs conduct business. These rules and policies, all of which are subject to change, which may occur from time to time without prior notice, specify technical parameters for the operation of network facilities and subscriber communicators, determine the permissible uses of network facilities and subscriber communicators, and otherwise establish the terms and conditions pursuant to which our products and services can be offered and utilized in any given country. As a result, we, our MCAs, our MCPs, and in some cases, our respective customers must obtain and maintain requisite local regulatory and other governmental approvals in each country where our product and services are offered and utilized. The process for obtaining the applicable regulatory authorization varies from country to country, and in some instances may require technical studies or actual experimental field tests under the direction and/or supervision of the local regulatory authority. Certain countries continue to require that some or all telecommunications services be provided by a government-owned or controlled entity. Therefore, under such circumstances, we may be required to offer our products or services through a government-owned or controlled entity. Failure to obtain or maintain any requisite authorizations in any given country could mean that some or all of our products and services may not be provided or utilized in that country.

We believe but cannot provide assurance that we, our MCAs, our MCPs, and our customers, have obtained all necessary regulatory or other governmental approvals required to conduct our respective current business activities in each of the countries where we currently operate. However, it may not be possible to obtain, modify, or maintain such approvals in the future. Moreover, future changes in applicable regulatory or governmental approval requirements may result in disruptions of the ability to provide or utilize some or all of the products and services we offer in one or more countries, or alternatively result in added operational costs, which could materially harm our business.

Non-U.S. gateway earth stations for our satellite constellation

To date, in addition to those in the United States, gateway earth stations for our VHF satellite constellation have been authorized and deployed in Argentina, Australia, Brazil, Curaçao, Italy, Japan, Kazakhstan, Malaysia, Morocco, South Africa and South Korea. Gateway earth stations are generally licensed on an individual facility basis. This process normally entails radio frequency coordination within the country of operation for the specific frequencies to be used in the designated geographic location of the subject gateway earth station. This domestic frequency coordination is in addition to any international coordination that may be required, as determined by the proximity of the gateway earth station location to foreign borders (see “— International Regulation of Our Business”). Based on the best available information, we believe that each of the gateway earth station authorizations is sufficient for the provision of our VHF satellite constellation services in the areas served by the relevant facilities. We will need additional gateway earth station authorizations in other countries as we install additional ORBCOMM gateway earth stations around the world.

Equipment standards

Each manufacturer of the applicable subscriber communicator is contractually responsible to obtain and maintain the governmental authorizations necessary to operate their subscriber communicators in each jurisdiction. Most countries generally require all radio transmission equipment used within their borders to comply with operating standards that may include specifications relating to required minimum acceptable levels for radiated power, power density and spurious emissions into adjacent frequency bands not allocated for the intended use. Technical criteria established by telecommunications equipment standards issued by the FCC and/or the European Telecommunications Standards Institute, or ETSI, are generally accepted and/or closely duplicated by domestic equipment approval regulations in most countries. To the best of our knowledge, all of the subscriber communicator models that we, our MCAs, and our MCPs offer on the market comply with established FCC and ETSI standards.

International Regulation of our VHF Satellite Constellation

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

The FCC serves as the notifying administration for the United States and is responsible for filing and coordinating the allocated radio frequency assignments and associated orbital locations for our satellite constellation with both the ITU’s Radio Communication Bureau and the national administrations of other countries. While the FCC, as our notifying administration, is responsible for coordinating our satellite constellation, in practice the satellite licensee is generally responsible for identifying any potential interference concerns with existing systems or those enjoying date priority and for coordinating with such systems. If we are unable to reach agreement and finalize coordination, the FCC would then assist with such coordination.

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

The telematics solutions services carried on by our affiliates use trademarks including “REEFERTRAK” and “CARGOWATCH” that are registered in the U.S. and numerous countries around the world and others, such as “GLOBALTRAK” that are seeking registration only in the U.S., and others, such as “STARTRAK,” “MOBILENET” and “FLEETEDGE,” that are subject to common law protection.

Our telematics solutions services are protected by approximately 32 issued patents held by our SkyWave subsidiary, approximately 24 issued patents held by our StarTrak Information Technologies, LLC subsidiary, approximately 5 issued patents held by our ORBCOMM SENS, LLC subsidiary, approximately 24 issued patents held by our GlobalTrak, LLC subsidiary and one issued patent held by our WAM Technology, LLC subsidiary. Each of these subsidiaries also has a number of pending patent applications relating to our solutions services.

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

Employees

As of December 31, 2016, we had 542 full-time employees. Our employees are not covered by any collective bargaining agreements and we have not experienced a work stoppage since our inception.

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

Executive Officers of the Registrant

Certain information regarding our executive officers is provided below:

Name	Age	Position(s)
Marc J. Eisenberg	50	Chief Executive Officer and President
Robert G. Costantini	57	Executive Vice President and Chief Financial Officer
John J. Stolte, Jr.	57	Executive Vice President — Technology and Operations
Christian G. Le Brun	49	Executive Vice President and General Counsel
Craig Malone	54	Executive Vice President — Product Development

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

Our business plan is predicated on continued growth in demand for our products and services. Demand for such data products and services may not grow, or may even contract, either generally or in particular geographic markets, for particular types of services or during particular time periods. A lack of demand could impair our ability to sell products and services, develop and successfully market new products and services and could exert downward pressure on prices. Any decline in prices would decrease our revenues and negatively affect our ability to generate cash for investments and other working capital needs. Our business plan assumes that potential customers and end-users will accept certain limitations that can be inherent in our product and service offerings. For example, our VHF satellite system is optimized for small packet, or narrowband, data transmissions, is subject to certain delays in the relay of messages, referred to as latencies, and may be subject to certain line-of-sight limitations between our satellites and the end-user’s subscriber communicator.

Our ability to successfully implement our business plan will also depend on a number of other factors, including:

•

our ability to continue to successfully and timely introduce innovative new products and services that satisfy market demand, including new service offerings on our OG2 satellites, our other satellite network platforms, our terrestrial communication network platforms, and our dual-mode or multi-mode network platform products and services;

•	our ability to sell our products and services in additional countries and market verticals;
•

the ability of our various MCAs and MCPs to market and sell our products and services, and to continue to successfully develop, market, and sell additional offerings based on our products and services;

•

our ability to continue to offer our customers a diversity of satellite and terrestrial communication network platform options, including our ability to maintain and limit the effects of decreased health, in-orbit anomalies, capacity and control of our ORBCOMM VHF satellites;

•

Failure to attract new customers if end-users do not accept our products and services, or those developed and offered by our MCPs, or because the necessary regulatory or other required governmental approvals in particular countries or territories cannot be obtained or maintained;

•

the potential demand for our satellite-based AIS service or the extent to which we will be able to meet that demand. Although we believe the market for satellite-based AIS service is significant, the actual size of the market is unknown and subject to significant uncertainty; and

•	our ability to maintain competitive prices for our products and services and control costs, including the effect foreign exchange rates have on our revenue and costs.

We substantially rely on our subsidiary companies and various third parties to market and sell our products and services, and to develop and sell additional offerings utilizing our products and services. If these parties are unsuccessful in these endeavors, our business will be harmed.

To successfully develop, market, and sell our products and services, we substantially rely on our subsidiary companies, several of which are overseas joint ventures, to address particular product or services, vertical segments, or distinct market territories (we refer collectively here to our subsidiary companies as MCAs). We also substantially rely on our various third-parties, including product and service developers and providers, distributors, resellers, solution providers, and others (we refer collectively here to all such third parties as MCPs). The willingness of our existing and potential new MCPs to engage or continue to engage in our business depends on a number of factors, including whether they perceive our services to be compatible with their business objectives, whether the prices they can charge end-users will provide an adequate return, and the burden imposed by market challenges or regulatory constraints, if any. We believe that successful marketing of our products and services will depend on our ability to continue to develop and launch solutions that support the specific needs of the targeted end-users and offered at competitive pricing. The design, development and implementation of successful solutions require the commitment of substantial financial and technological resources by us and our

MCPs. Certain of our MCPs are, and many potential new MCPs will be, newly formed or small ventures with limited financial resources, and such entities might not be successful in their efforts to effectively market our products and services, or to design new offerings that utilize our products and services. The inability of our MCAs and MCPs to successfully market and sell to end-users could have a material adverse effect on our business, financial condition and results of operations. We also believe that our success depends upon the competitive pricing of product and service offerings by us, our MCAs and our MCPs. However, we have little or no control over our MCAs and MCPs with respect to customer pricing decisions.

The substantial reliance we must place on our MCAs and MCPs is inherent to our business structure, and is driven by the competitive landscape in which we operate. Thus, our revenues, profitability, liquidity and reputation could be adversely affected if both our MCAs and our MCPs are not sufficiently successful.

We have incurred net losses since our inception, other than in 2012 and 2013, and may incur additional net losses in the future. As a result, we have an accumulated deficit of $104.9 million as of December 31, 2016. We must increase our revenues to become profitable.

We have had annual net losses since our inception, other than in fiscal years 2012 and 2013, and as of December 31, 2016, we have an accumulated deficit of $104.9 million. Our future results will continue to reflect significant operating expenses, including expenses associated with expanding our sales and marketing efforts, maintaining the infrastructure to operate as a public company, and the ongoing operation and maintenance of our fleet of VHF satellites and associated ground network facilities, as well as the additional facilities we own and operate in connection with our other satellite and terrestrial network platform service offerings. The continued development of our business also will require additional capital expenditures for, among other things, the costs relating to the installation and maintenance of additional gateway earth stations and associated satellite network ground facilities around the world relating to our VHF satellite system, as well as expenditures for the ongoing maintenance, repair, upgrade, or expansion of other network facilities that we own and operate. In addition, we may acquire additional companies and such acquisitions may result in increases in intangible assets which are subject to amortization and potential impairment. Accordingly, as we make these capital and acquisition investments, our future results will include greater depreciation and amortization expense which reflect the full cost of acquiring these new assets and we may incur additional operating losses and net losses in the future.

In order to become profitable, we must continue to increase revenue. Revenue will depend on the success of our resellers and acceptance of our products and services by end-users in current markets, as well as in new geographic and industry markets. We may not be able to sustain such profitability, if achieved.

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

We face substantial competition from existing and potential competitors in the telecommunications industry, including numerous terrestrial and satellite-based network systems with greater resources, which could reduce our market share and revenues.

Competition in the telecommunications industry is intense, fueled by rapid, continuous technological advances and alliances between industry participants seeking to capture significant market share. We face competition from numerous existing and potential alternative telecommunications products and services provided by various companies, including sophisticated two-way satellite-based data and voice communication services and digital cellular services, such as GSM, 3G, 4G, LTE and 5G. The rigorously competitive environment in which we operate can have a substantial negative influence on pricing flexibility and market share, both for our products and services and the offerings of our MCPs. For example, we face ongoing market pressures from several global satellite communication services operators that offer mobile satellite data products and services that directly compete with our products and services. New and advanced technology which can perform essentially the same functions as our messaging and products and services, direct broadcast satellites, new deployed satellites of competing low-earth orbit satellite systems and other forms of wireless transmission, are in various stages of development by others in the industry. The telematics industry includes numerous companies developing technologies to compete with the products and services of our subsidiaries. These technologies are being developed, supported and rolled out by entities that may have significantly greater resources than we do. These technologies could adversely impact the demand for our products and services. Research and development by others may lead to technologies that render some or all of our services non-competitive or obsolete in the future. In addition, a continuing trend toward consolidation and strategic alliances in the telecommunications industry, as well as the possibility that new low earth orbit “mega” constellations may be deployed at some future date by companies such as OneWeb and SpaceX, could give rise to significant new competitors.  Furthermore, some foreign competitors may benefit from government subsidies, or other protective measures, afforded by their home countries. Some of these competitors may provide more efficient or less expensive products or services than we are able to provide, which could reduce our market share and adversely affect our revenues and business.

Certain of our existing and potential competitors have substantially greater financial, technical, marketing and distribution resources than we do. Furthermore, these competitors may be able to adopt more aggressive pricing policies and offer customers more attractive terms than we can.

Our success depends, in part, on our ability to effect suitable investments, alliances and acquisitions and our ability to successfully integrate the businesses we acquire.

Since mid-2011 we have expanded our business both organically and through several key acquisitions. On an ongoing basis, we review investment, alliance and acquisition prospects that would complement our existing product offerings, augment our market coverage or enhance our technological capabilities. However, we cannot assure that we will be able to identify and consummate suitable investment, alliance or acquisition transactions in the future.  Our prospects and ability to strategically pursue possible new acquisitions or joint ventures are subject to our ability to:

•	evaluate the goodwill and acquisition-related intangible assets for impairment;
•	When such assets are found to be impaired, they will be written down to estimated fair value, with a charge against earnings;
•	successfully engage with our existing MCAs and MCPs, and develop new MCAs and MCPs; and
•	use all of our capabilities to expand our business across existing and new verticals and key markets throughout the world by driving new customers to our array of products and services offerings.

Even if we are able to successfully identify and consummate suitable acquisition transactions, the consummation of such acquisitions may result in:

•	issuances of equity securities dilutive to our existing shareholders;
•	the incurrence of substantial debt and assumption of unknown liabilities;
•	the potential loss of key employees from the acquired company;
•	amortization expenses related to intangible assets; and
•	the diversion of management’s attention from other business concerns.

Furthermore, the integration of acquired businesses and their products and services may be expensive, time-consuming, a strain on our resources and present certain challenges, including:

•	impairment of relationships with employees and customers;
•	inability to maintain brand recognition of acquired businesses;
•	inability to maintain corporate controls, procedures and policies;
•	failure of acquired features, functions, products or services to achieve market acceptance; and
•	potential unknown liabilities associated with acquired businesses.

Defects, errors or other insufficiencies in our products or services could result in end-users rejecting our offerings, which could damage our reputation and harm our financial condition.

We must continue to successfully collaborate with our MCAs and MCPs to develop and deploy innovative, reliable, and cost-effective products and services that keep pace with rapidly changing markets and customer requirements. These efforts, which often entail complex or accelerated development cycles, can result in offerings that have undetected errors or defects, especially when first introduced or when subsequent versions are introduced.  Any such errors of defects could result in the disruption or failure of our products or services, or even personal injury or property damage. Any such occurrence could damage our reputation as well as the reputation of respective MCAs or MCPs, and result in lost customers, lost revenue, diverted development resources, and increased service, recall and warranty costs, and even liability claims. In addition, it is possible that our products could become the subject of a product recall as a result of a product defect. We do not maintain recall insurance, so any recall could have a material adverse effect on our business, financial condition and results of operations. In addition to the direct expenses of liability claim awards, recalls and litigation, a claim, recall or litigation might cause us adverse publicity, which could harm our reputation and compromise our ability to sell our products in the future.

Because we depend on a few significant customers for a substantial portion of our revenues, the loss or decline or slowdown in growth in business in any of these customers could seriously harm our business.

Significant customers such as Caterpillar, Komatsu, Hub Group Inc., Onixsat and Satlink S.L. collectively, represented 26.5% and 28.4% of our revenues in 2016 and 2015, respectively, and are expected to represent a substantial portion of our revenues in the near future. As a result, the loss of any one of these customers, or decline or slowdown in the growth in business of these customers, which could occur at any time, could have a material adverse effect on our business, financial condition and results of operations. In addition, because service revenue depends either partially or entirely on the usage of our products and services by our customers and end users, the decline or slowdown in the growth of usage patterns of these customers which could occur at any time and with or without a reduction in the number of our billable subscribers could have a material adverse effect on our business, financial condition and results of operations.

We could be adversely affected if we are not successful in expanding and managing our business outside of the United States and there are numerous risks inherent to our international operations that are beyond our control.

Our business and our business objectives are inherently worldwide. As a result, we are subject to certain political risks, such as changes in international and foreign domestic law and regulation, varying applicable telecommunication industry and governmental standards, tariffs or taxes and other trade barriers, exchange controls, expropriation, and political and economic instability, including fluctuations in the value of foreign currencies. Certain of these risks may be greater in developing countries or regions, where economic, political or diplomatic conditions may be significantly more volatile than those commonly experienced in the United States and other industrialized countries.

Unless we are able to continue expanding our business, particularly in markets outside of the United States, we could be adversely affected. Although we currently have MCAs registered to do business in more than forty-five (45) countries outside of the United States, we also must substantially rely on MCPs to establish and grow our business in many overseas markets. In some countries, due to market conditions, foreign ownership restrictions, or other business or legal constraints, we are compelled or even required to rely on MCPs to obtain and maintain necessary local regulatory and other approvals for some or all of the products and services sought to offered. And of course, we and/or our MCAs or MCPs may not be successful in obtaining and maintaining the necessary regulatory and other approvals in some countries or territories.  Moreover, even if those approvals are obtained and maintained, efforts to develop markets and/or distribution networks within any given country may not be successful. Certain of our MCPs are, or are likely to be, newly formed or small ventures with limited or no operational history and limited financial resources, and any such entities may not be successful in their efforts to secure adequate financing and to continue operating. In addition, in certain countries and territories outside the United States, we must currently rely on MCPs to operate and maintain various components of our system, such as several of the gateway earth stations for our VHF satellite system. These entities may not be successful in operating and maintaining such components of our communications system and may not have the same financial incentives as we do to maintain those components in good repair.

Our business is affected by the regulatory laws and policies of the countries in which we operate. Due to foreign ownership constraints or other restrictions in certain jurisdictions around the world, we often rely on MCPs to obtain and maintain necessary local regulatory and other governmental approvals. In addition, in certain countries regulatory frameworks may be rudimentary or in an early stage of development, which can make it difficult or impossible in such jurisdictions to secure the necessary approvals to operate in those locations. There can be no assurance that we, our MCAs, or our MCPs will be successful in obtaining or maintaining the necessary approvals for countries that may offer desirable new market opportunities and, if these efforts are not successful, we will be unable to do business in such countries. In addition, efforts to implement network facilities in certain foreign countries may be complicated, constrained, or even prohibited due to legal requirements we must comply with in the United States or other jurisdictions that may contravene with legal requirements in the new country markets we seek access to.  Furthermore, even if the necessary regulatory and other governmental approvals can be obtained in these countries, the cost of developing, deploying, operating and maintaining required local network infrastructure, or other costs associated with ongoing regulatory compliance, may be prohibitive, which could impair our ability to expand our product and service offerings in such areas and undermine our value for potential customers in these markets. Finally, our ability to provide services in these countries is also constrained by national laws and policies regarding the installation and operation of in-country network facilities that manage and control the flow of communication traffic coming to and from the respective national territories.  Our inability to offer our products and services in one or more important new markets could have a negative impact on our business.

While expanding our international operations would advance our growth, it would also increase numerous risks, including:

•	difficulties in penetrating new markets due to established and entrenched competitors;
•	difficulties in developing products and services that are tailored to the needs of local customers;
•	difficulties in developing products and services at competitive prices due to foreign exchange fluctuations;
•	lack of local acceptance or knowledge of our products and services;
•	lack of recognition of our products and services;
•	unavailability of or difficulties in establishing relationships with local customers and distributors;
•

significant investments, including the development, deployment and maintenance of dedicated network facilities in certain countries with laws that require such facilities to be installed and operated within their jurisdiction to connect the traffic coming to and from their territory;

•	unpredictable events resulting in economic or political instability in certain countries;
•	changes in laws and policies affecting trade and investment in certain jurisdictions;
•	exposure to varying or inconsistently enforced legal standards, including intellectual property protection and foreign state ownership laws;
•	difficulties in obtaining required regulatory or other governmental approvals;
•	difficulties in enforcing legal rights, even those provided for under applicable law;
•	local domestic ownership requirements;
•	changing and conflicting local regulatory or legal requirements; and
•	excessive tax, import duty, or other governmental fee requirements;

Fluctuations in foreign currency exchange rates could have a material adverse effect on our business, results of operations and financial condition.

Fluctuations in foreign currency exchange rates could have a material adverse effect on our business, results of operations and financial condition. Our consolidated financial results are reported in U.S. dollars, however a portion of our costs and expenses occur in foreign currencies. Fluctuations in the value of these foreign currencies against the U.S. dollar could result in substantial changes in reported earnings and operating results due to the foreign currency impact upon translation of these transactions into U.S. dollars.  Further, any continued appreciation of the U.S. dollar may also negatively affect our growth by increasing the cost of our products and services in foreign countries.  In the normal course of business, we may employ various hedging strategies to partially mitigate these foreign exchange risks, including the use of forward exchange contracts.  These strategies may not be effective in protecting us against the effects of fluctuations from movements in foreign exchange rates. Our failure to mitigate these foreign currency exchange risks could materially adversely affect our business, results of operations and financial condition.

If we become subject to unanticipated domestic or foreign tax or fee liabilities, it could materially increase our costs.

We operate in various tax jurisdictions. We believe that we have complied in all material respects with our obligations to pay taxes and fees in these jurisdictions. However, our position is subject to review and possible challenge by the authorities of these jurisdictions. If the applicable authorities were to challenge successfully our current tax or fee positions, or if there were changes in the manner in which we conduct our activities, or changes in the interpretation or application of existing laws, we could become subject to material unanticipated tax or fee liabilities. We may also become subject to additional tax, tariff, or fee liabilities as a result of changes in laws, which could in certain circumstances, have a retroactive effect.

Economic, political and other conditions could have a material adverse effect on our business, results or operations or financial condition.

A significant portion of our revenues are generated from customers located in foreign countries. Some country economies have been characterized by interventions by government agencies and unstable economic cycles. Governments have often changed monetary, taxation, credit, tariff and other policies to influence the course of their country’s economy. For example, government actions to control inflation have at times involved setting wage and price controls, blocking access to bank accounts, imposing exchange controls and limiting imports. Our customers may be adversely affected by exchange rate movements; exchange control policies; expansion or contraction of the local economy; inflation; tax policies; other economic political, diplomatic and social developments; interest rates; liquidity of domestic capital and lending markets; and social and political instability.

Extreme events such as a man-made or natural disaster, earthquakes or severe weather could diminish or prelude our ability to provide communications service.

Extreme events or the collateral effects of such events could damage or destroy some or all or of communication system network platforms. Such events could impair or completely preclude our ability to provide service to our customers in the affected region(s) on a temporary, prolonged, or even permanent basis.  Even if network facilities that we own and operate were not affected by any extreme event, some or all of the communication services we provide could be disrupted if an extreme event damages or destroys third party networks that we utilize, or disrupts our ability to connect to those networks. Our operations or the operations of our MCPs with facilities in various locations may be interrupted by extreme events and affect our ability to provide service and products for a period of time. Such failure or service disruptions could materially harm our business and results of operations.

We rely on a limited number of manufacturers for many of our products and devices. If we are unable to, or cannot find third parties to, manufacture a sufficient quantity of our products and devices at a reasonable price, the prospects for our business will be negatively impacted.

The development and availability on a timely basis of relatively inexpensive products and devices are critical to the successful commercial operation of our system. We rely on contract manufacturers to produce these products and devices that we market and sell, including those we offer under our own brand names. Our Japan subsidiary mainly relies on Quake Global, Inc. as its contract manufacturer, and each of SkyWave and our solutions subsidiaries relies on a few contract manufacturers. Our customers may not be able to obtain a sufficient supply of products and devices at price points or with functional characteristics and reliability that meet their needs. An inability to successfully develop and manufacture products and devices that meet the needs of customers and are available in sufficient numbers and at prices that render our services cost-effective to customers could limit the acceptance of our system and potentially affect the quality of our services, which could have a material adverse effect on our business, financial condition and results of operations.

Our business may be materially and adversely affected if any of our direct or indirect relationships with these contract manufacturers is terminated or modified. If our arrangements with third party manufacturers are terminated our search for additional or alternate manufacturers could result in significant delays, added expense and an inability to maintain or expand our customer base. Any of these events could require us to take unforeseen actions or devote additional resources to provide our services and could harm our ability to compete effectively.

In particular, significant interruptions, discontinuation, slowdown or loss of the supply of subscriber communicators from our vendor Sanmina Corporation (“Sanmina”) or a change in our commercial relationship with Sanmina could have a material adverse effect on our business.

Our business is heavily dependent on Sanmina, a contract manufacturer with significant operations in Mexico, for the manufacture of our subscriber communicators that we design and sell. Consequently, significant interruptions, discontinuation, slowdown or loss of Sanmina’s manufacturing and supply of subscriber communicators will negatively affect our ability to grow, provide reliable service and could have a material adverse effect on our business. While we currently have a good relationship with Sanmina, we cannot provide any assurance that our future commercial relationship or arrangements with Sanmina will not change in a manner that has an adverse effect on our business. In addition, any change in trading agreements between the United States and Mexico could have a significant impact on our business.

If our arrangements with third party manufacturers, including Sanmina, are terminated or expire, our search for additional or alternate manufacturers could result in significant delays in customers activating subscriber communicators on our communications system, added expense for our customers and our inability to maintain or expand our customer base.

We depend on recruiting and retaining qualified personnel and our inability to do so would seriously harm our business.

Because of the technical nature of our services and the market in which we compete, our success depends on the continued services of our key personnel, including certain of our engineering personnel, and our ability to attract and retain qualified personnel. The loss of the services of one or more of our key employees or our inability to attract, retain and motivate qualified personnel could have a material adverse effect on our business, financial condition and results of operations. We do not have key-man life insurance policies covering any of our executive officers or key technical personnel. Competitors and others have in the past, and may in the future, attempt to recruit our employees. The available pool of individuals with relevant experience in the satellite and telematics industries is limited, and the process of identifying and recruiting personnel with the skills necessary to operate our system and our applications services can be lengthy and expensive. In addition, new employees generally require substantial training, which requires significant resources and management attention. Even if we invest significant resources to recruit, train and retain qualified personnel, we may not be successful in our efforts.

We may be subject to legal proceedings that could adversely affect our business.

We may be subject to legal claims or regulatory matters involving stockholder, consumer, antitrust, intellectual property infringement, product liability and other issues. Litigation is subject to inherent uncertainties, including increases in demands for attention on our management team, and unfavorable rulings could occur. An unfavorable ruling could include money damages. If an unfavorable ruling were to occur, it could have a material adverse effect on our business, financial condition and results of operations for the period in which the ruling occurred or future periods. See also “Note 15 – Commitments and Contingencies” in our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Our business relies on intellectual property, some of which third parties own and we, our MCAs, our MCPs, or our respective customers may inadvertently infringe upon their patents and proprietary rights and we have been and may in the future become subject to claims that our products violate the patent or intellectual property rights of others, which could be costly and disruptive to us.

Many entities, including some of our competitors, currently (or may in the future) hold patents and other intellectual property rights that cover or affect products or services related to those that are offered by us, our MCAs, our MCPs, or our respective customers. We cannot assure you that we are aware of all intellectual property rights that any such products or services may infringe upon. As a result, any such products or services may become subject to intellectual property infringement claims or litigation. The defense of intellectual property suits is both costly and time-consuming, even if ultimately successful, and may divert management’s attention from other business concerns. An adverse determination in litigation to which we may become a party could, among other things:

•	subject us, our MCAs, our MCPs, or our respective customers to significant liabilities to third parties, including treble damages;
•	require disputed rights to be licensed from a third party for royalties that may be substantial;
•	require cessation of the use of important technology;
•	prohibit the sale of some or all products and services; or
•	require the redesign of products in such a way as to avoid infringing upon others’ patents.

We cannot estimate the extent to which we, our MCAs, our MCPs, or our respective customers may be required in the future to obtain intellectual property licenses, or the availability and cost of any such licenses. To the extent that we are required to pay royalties to third parties to whom we are not currently making payments, these increased costs of doing business could negatively affect our profitability or liquidity.

If a competitor holds intellectual property rights, it may not allow use its intellectual property at any price, which could adversely affect our competitive position.

Because we operate our business in the highly regulated telecommunications industry, we may be subjected to increased regulatory restrictions which could disrupt our service or increase our operating costs.

Telecommunications product and service providers are subject to extensive regulation under the laws of various national and international regulatory bodies, all of which are subject to change, which may occur from time to time without prior notice. These rules and policies, among other things, establish technical parameters for the operation of facilities and subscriber communicators, determine the permissible uses of facilities and subscriber communicators, and otherwise establish the terms and conditions pursuant to which we, or MCAs and our MCPs must conduct our respective businesses.  Additionally, under some circumstance, these rules and policies may require us, our MCAs and our MCPs to suspend or terminate the operation or use of network facilities we operate or utilize, or otherwise alter or disrupt our ability to provide services. Any such events could significantly disrupt or preclude the operation of some or all of our communications systems. These rules and policies may also impose regulatory constraints on the use of subscriber communicators within certain countries or territories. They may also cause delays in the marketing of our services and products, may impose costly fees and procedures on us, our MCAs or our MCPs, and may give a competitive advantage to larger companies that we compete with. Possible future changes to regulations and policies in the countries in which we operate may result in additional regulatory requirements or restrictions on the services and equipment we provide, which may have a material adverse effect on our business and operations. Although we believe that we, our MCAs, and our MCPs have obtained all the regulatory or other governmental approvals required to conduct our respective businesses as they are currently operated, it may not be possible to obtain, modify or maintain such approvals in the future. Moreover, future changes in applicable regulatory or governmental approval requirements may result in disruptions of ability to provide some or all of the products and services we offer, or alternatively result in added operational costs, which could materially harm our business.

We do not currently maintain in-orbit or other insurance for our OG1 or OG2 satellites.

We do not currently maintain in-orbit insurance coverage for our OG1 or OG2 satellites to address the risk of potential systemic anomalies, failures, collisions with our satellites or other satellite/debris, or catastrophic events affecting the existing satellite constellation. An uninsured failure of one or more of our satellites could have a material adverse effect on our financial condition and results of operations.

We do not maintain third-party liability insurance with respect to our satellites. Accordingly, we have no insurance to cover any third-party damages that may be caused by any of our satellites. If we experience significant uninsured losses, such events could have a material adverse impact on our business, financial condition and results of operations.

Certain areas of our business rely upon third-party wireless network service providers, which are potential competitors, to deliver existing and developing services.

Certain services we provide rely on our relationships with third party wireless network service providers, including Verizon, AT&T, T-Mobile, Telefonica, Orange, Rogers and Vodafone with respect to cellular communications and Inmarsat with respect to IDP services. Our ability to provide these services and grow our business depends on continued access to these wireless networks and our ability to purchase sufficient capacity.  In addition, our services depend on the continuing reliability and security of these third party networks, which could be adversely affected by errors, defects, interrupted service and/or a breach of the network security.  While our existing agreements have multiple year terms certain of these wireless network service providers are and, in the future, could become competitors.  This competition could adversely affect our relationship and their willingness to sell us airtime at commercially reasonable rates.

Significant interruptions, discontinuation or loss of services provided by Inmarsat plc and its subsidiaries or a change in our commercial relationship with the Inmarsat group could have a material adverse effect on our business.

The revenues generated by our provision of L-Band mobile satellite network services are materially dependent on the satellite network services provided to us by Inmarsat group. Consequently, any significant interruptions, discontinuation or loss of those services due to the temporary or permanent failure of Inmarsat satellites or associated Inmarsat terrestrial network facilities would negatively affect our ability to provide reliable service and could have a material adverse effect on our L-Band mobile satellite product and service revenues. Additionally, although we currently enjoy a stable and beneficial business relationship with Inmarsat, we cannot provide any assurance that our future commercial relationship or arrangements with Inmarsat will not change in a manner that has an adverse effect on our business.

Significant interruptions, discontinuation, slowdown or loss of Application Specific Integrated Circuit, or ASIC, development and manufacturing from vendor S3 Group (“S3”) or a change in our commercial relationship with S3 could have a material adverse effect on our business.

We have invested significantly in building the ASIC, with S3, an ASIC developer and manufacturer. Consequently, the inability for S3 to effectively build and supply an ASIC could have a material adverse effect on our business. Additionally, significant interruptions, discontinuation, slowdown or loss of S3 services for development, manufacturing and delivery of ASICs will negatively affect our ability to grow, provide reliable service and could have a material adverse effect on our business. While we currently have a good relationship with S3, we cannot provide any assurance that our future commercial relationship or arrangements with S3 will not change in a manner that has an adverse effect on our business.

Risks Related to our Technology

Our satellites are subject to significant operating risks due to various types of potential anomalies and potential impacts of space debris or other spacecrafts.

Satellites utilize highly complex technology and operate in the harsh environment of space and, accordingly, are subject to significant operational risks while in orbit. These risks include malfunctions, or “anomalies”, that may occur in our satellites. In addition, satellites have a limited life capacity and they could become compromised over its designated operational life span.  Some of the principal satellite anomalies include:

•	Mechanical and electrical failures due to manufacturing error or defect, including:
•	Mechanical failures that degrade the functionality of a satellite, such as the failure of solar array panel deployment mechanisms;
•	Antenna failures and defects that degrade the communications capability of the satellite;
•	Circuit failures that reduce the power output of the solar array panels on the satellites;
•	Failure of the battery cells that power the payload and spacecraft operations during daily solar eclipse periods;
•	Power system failures that result in a shut-down or loss of the satellite;
•	Altitude control system failures that degrade or cause the inoperability of the satellite;
•	Transmitter or receiver failures that degrade or cause the inability of the satellite to communicate with subscriber communicator units or gateway earth stations;
•	Communications system failures that affect overall system capacity;
•	Satellite computer or processor re-boots or failures that impair or cause the inoperability of the satellites; and
•	Radio frequency interference emitted internally or externally from the spacecraft affecting the communication links.
•	Equipment degradation during the satellite’s lifetime, including:
•	Degradation of the batteries’ ability to accept a full charge;
•	Degradation of solar array panels due to radiation;
•	General degradation resulting from operating in the harsh space environment;
•	Degradation or failure of reaction wheels;
•	Degradation of the thermal control surfaces; and

•	Propulsion system failures that degrade or cause the inability to reposition the satellite.
•	Deficiencies of control or communications software, including:
•	Failure of the charging algorithm that may damage the satellite’s batteries;
•	Problems with the communications and messaging servicing functions of the satellite;
•	Limitations on the satellite’s digital signal processing capability that limit satellite communications capacity; and
•	Problems with the fault control mechanisms embedded in the satellite.

We have experienced, and may in the future experience, anomalies in some of the categories described above. The effects of these anomalies include, but are not limited to, failure of the satellite, degraded communications performance, reduced power available to the satellite in sunlight and/or eclipse, battery overcharging or undercharging and limitations on satellite communications capacity. Some of these effects may be increased during periods of greater message traffic and could result in our system requiring more than one attempt to send messages before they get through to our satellites. Although these multiple re-try effects do not result in lost messages, they could lead to increased messaging latencies for the end-user and reduced throughput for our system. We consider a satellite “failed” only when it can no longer provide any communications service, and we do not intend to undertake further efforts to return it to service. See “ORBCOMM Communications System — System Status — ORBCOMM Network Capacity” for a description of our network capacity. While we have already implemented a number of system adjustments we cannot assure you that these actions will succeed or adequately address the effects of any anomalies in a timely manner or at all.

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

While certain software deficiencies may be corrected remotely, most, if not all, of the satellite anomalies or debris collision damage cannot be corrected once the satellites are placed in orbit. See “ORBCOMM Communications System — System Status” for a description of the operational status and anomalies that affect our satellites. We may experience additional anomalies in the future, whether of the types described above or arising from the failure of other systems or components, and operational redundancy may not be available upon the occurrence of such an anomaly.

If a satellite fails, we would record an impairment charge in our statement of operations, which would have the effect of fully reducing the net book value of that satellite listed in our operations statement to a zero value.  Any such impairment charges could depress our net income for the reporting period in which the failure occurs.

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

The ongoing operations of our satellite constellation rely on the functionality of our gateway earth stations, some of which are owned and maintained by third parties. While we believe that the overall health of the majority of our gateway earth stations remains stable, we have and may continue to experience technical difficulties or parts obsolescence with our gateway earth stations which negatively impact service in the region covered by that gateway earth station. Certain problems with these gateway earth stations have and may continue to reduce their availability and negatively impact the performance of our system in that region. In addition, due to regulatory and licensing constraints in certain countries in which we operate, we are unable to wholly-own or majority-own some of the gateway earth stations in our system located outside the United States. As a result of these ownership restrictions, we rely on third parties to own and operate some of these gateway earth stations. If our relationship with these third parties deteriorates or where these third parties have been and may continue to be unable or unwilling to bear the cost of operating or maintaining the gateway earth stations, or if there are changes in the applicable domestic regulations that require us to give up any or all of our ownership interests in any of the gateway earth stations, our control over our satellites could be diminished and our business could be harmed.

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

We expect the secure transmission of confidential information over public networks to continue to be a critical element of our operations. Our network and those of our third-party service providers, including banks, and our customers may be vulnerable to unauthorized access, computer viruses and other security problems. The data processing systems used to provide the services of our business may likewise be vulnerable. Persons who circumvent security measures could wrongfully obtain or use information on the network or cause interruptions, delays or malfunctions in our operations, or misappropriation of assets, any of which could have a material adverse effect on our business, financial condition and results of operations. We may be required to expend significant resources to protect against the threat of security breaches or to alleviate problems, including reputational harm and litigation, caused by any breaches. Although we have implemented and intend to continue to implement security measures, these measures may prove to be inadequate and result in system failures and delays that could lower network operations center availability, which could have a material adverse effect on our business, financial condition and results of operations.

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

The operation of our business depends on our information technology systems. We rely on our information technology systems to effectively manage, among other things, our subsidiaries’ customer interface as well as business data, communications, supply chain, inventory management, customer order entry and order fulfillment, processing transactions, summarizing and reporting results of operations, human resources benefits and payroll management, complying with regulatory, legal or tax requirements and other processes and data necessary to manage our business. We use technology to provide secure transmission of confidential information, including our business data and customer information. To achieve our strategic objectives and to remain competitive, we must continue to develop and enhance our information systems. This may require the acquisition of equipment and software and the development, either internally or through independent consultants, of new proprietary software. Our inability to design, develop, implement and utilize, in a cost-effective manner, information systems that provide the capabilities necessary for us to compete effectively, could make us less competitive, increase our costs and adversely affect our business. The failure of our information technology systems to perform as we anticipate could disrupt our business and could result in, among other things, transaction errors, processing inefficiencies, loss of data and the loss of sales and customers, which could cause our business and results of operations to suffer. In addition, our information technology systems may be vulnerable to damage or interruption from circumstances beyond our control, including, without limitation, fire, natural disasters, power outages, systems failure, system conversions, security breaches, cyber-attacks, viruses and/or human error. In any such event, we could be required to make a significant investment to fix or replace our information technology systems, and we could experience interruptions in its ability to service our customers. Any such damage or interruption could have a material adverse effect on our business, financial condition and results of operations.

Security problems with our software products, systems or services, including the improper disclosure of data, could cause increased cyber-security protections costs and general service costs, harm our reputation, and result in liability and increased expense for litigation and diversion of management time.

We process large amounts of customer information. Our software products also enable our customers to store and process data. We have included security features in our products and processes that are intended to protect the privacy and integrity of data, including confidential client data. Security for our products and processes is critical given the confidential nature of the information contained in our systems. We also rely on employees in our network operations centers, data centers, and support operations to follow our procedures when handling such information. It is possible that our security controls, our selection and training of employees, and other practices we follow may not prevent the improper disclosure of information. Any unauthorized access, computer viruses, accidental or intentional release of confidential information or other disruptions could result in increased costs, customer dissatisfaction leading to loss of customers and revenues, and fines and other liabilities. Also, such disclosure could harm our reputation and subject us to liability in regulatory proceedings and private litigation, resulting in increased costs or loss of revenue. Improper disclosure of corporate data could result in lawsuits or regulatory proceedings alleging damages, and perceptions that our products and services do not adequately protect the privacy of customer data and could inhibit sales of our products and services. Defending these types of claims could result in increased expenses for litigation and claims settlement and a significant diversion of our management’s attention. Additionally, our software products, the systems on which the products are used, and our processes may not be impervious to intentional break-ins (“hacking”), cyber-attacks or other disruptive disclosures or problems, whether as a result of inadvertent third party action, employee action, malfeasance, or otherwise. Hacking, cyber-attacks or other disruptive problems could result in the diversion of our development resources, damage to our reputation, increased cyber-security protection costs and general service costs. These activities, any damage caused by them, or interruptions could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to our Debt

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

The Credit Agreement contains covenants that may restrict our business activities or our ability to execute our strategic objectives, and our failure to comply with these covenants could result in a default under our indebtedness. Our inability to generate sufficient cash flow to satisfy interest payments and principal repayment at maturity, could adversely affect our financial condition, operating results and cash flows. The covenants in the Credit Agreement limit our ability to, among other things, incur additional indebtedness and liens, sell, transfer, lease or otherwise dispose of our subsidiaries assets, or merge or consolidate with other companies. We must also comply with a maintenance covenant of having available liquidity and not exceeding a specific leverage ratio. Failure to comply with the covenants could result in an event of default, which, if not cured or waived, the lenders may require repayment in full of all principal and interest outstanding. If we fail to repay such amounts, the lenders may foreclose on substantially all of our assets which we have pledged. If we are unable to cure the default, we may need to repay the debt and find other sources of financing and there can be no assurance that we would have access to other sources of financing on acceptable terms, or at all.

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

In addition, the stock market in general, and The NASDAQ Global Market and the market for telecommunications companies in particular, have experienced and continue to experience extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of particular companies affected. These broad market and industry factors may materially harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted against that company. Such litigation has previously been instituted against us and could result in substantial costs and a diversion of management’s attention and resources, which could have a material adverse effect on our business, financial condition, future results and cash flow.

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

We may in the future issue our previously authorized and unissued securities, resulting in the dilution of the ownership interests of our current stockholders. We are authorized to issue 250 million shares of common stock, of which approximately 71.1 million shares of voting common stock were issued and outstanding as of December 31, 2016 and approximately 17.4 million were available for future issuance. The potential issuance of such additional shares of common stock, whether directly or pursuant to any conversion right of any convertible securities, may create downward pressure on the trading price of our common stock. We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock for capital raising or other business purposes. Future sales of substantial amounts of common stock, or the perception that sales could occur, could have a material adverse effect on the price of our common stock.

We have issued and may issue shares of preferred stock or other securities with greater rights than our common stock.

Subject to the rules of The NASDAQ Stock Market, our certificate of incorporation authorizes our board of directors to issue one or more series of preferred stock and set the terms of the preferred stock without seeking any further approval from holders of our common stock. Currently, there are 50 million shares of preferred stock authorized and approximately 36,000 shares of Series A convertible preferred stock are issued as of December 31, 2016. Any preferred stock that is issued may rank ahead of our common stock in terms of dividends, priority and liquidation premiums and may have greater voting rights than holders of our common stock.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We currently lease the following properties for operations and administrative functions:

Location	Real Property Owned or Leased	Lease Expiration
Rochelle Park, New Jersey	Leased	February 2020
Sterling, Virginia	Leased	November 2024
Ottawa, Canada	Leased	June 2022
Kowloon, Hong Kong	Leased	January 2019
San Jose, California	Leased	November 2018
Hyderabad, India	Leased	June 2020
Utica, New York	Leased	May 2024
Tokyo, Japan	Leased	October 2017
Hoensbroek, The Netherlands	Leased	May 2022
Bonn, Germany	Leased	June 2022

In addition, we currently own eleven gateway earth stations at the following locations, four situated on owned real property and seven on real property subject to leases:

Gateway	Real Property Owned or Leased	Lease Expiration
St. John’s, Arizona	Owned	n/a
Arcade, New York	Owned	n/a
Curaçao, Netherlands Antilles	Owned	n/a
Rutherglen Vic, Australia	Owned	n/a
Kijal, Malaysia	Owned	n/a
Ocilla, Georgia	Leased	Month to Month
East Wenatchee, Washington	Leased	Month to Month
Hartebeesthoek, South Africa	Leased	December 2020
Kitaura-town, Japan	Leased	March 2018
Zona Franca de Justo Daract, Argentina	Leased	March 2019
Itaborai, Brazil	Leased	June 2017

We currently own or lease real property sufficient for our business operations, although we may need to purchase or lease additional real property in the future. We intend to renew all leases due to expire in 2017.

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

See “Note 15 – Commitments and Contingencies” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price of our Common Stock

Our common stock has traded on The NASDAQ Global Market under the symbol “ORBC”.

The following sets forth the high and low sales prices of our common stock, as reported on The NASDAQ Global Market from January 1, 2015 through December 31, 2016:

	Price range of common stock
	High	Low
Year ended December 31, 2016
Quarter ended December 31, 2016	$10.36	$7.15
Quarter ended September 30, 2016	$10.98	$9.45
Quarter ended June 30, 2016	$10.49	$8.43
Quarter ended March 31, 2016	$10.20	$6.80
Year ended December 31, 2015
Quarter ended December 31, 2015	$7.70	$5.52
Quarter ended September 30, 2015	$5.59	$5.47
Quarter ended June 30, 2015	$6.84	$6.60
Quarter ended March 31, 2015	$6.06	$5.85

As of February 27, 2017, there were 243 holders of record of our common stock.

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

Series A convertible preferred stock:    Pursuant to the terms of our Series A convertible preferred stock, the holders are entitled to receive a cumulative 4% annual dividend payable quarterly in additional shares of Series A convertible preferred stock. In 2016, we paid dividends of 1,415 preferred shares.

Stock Performance Graph

The graph set forth below compares the cumulative total shareholder return on our common stock between December 31, 2011 and December 31, 2016, with the cumulative total result of (i) the Russell 2000 Index and (ii) the NASDAQ Telecommunications Index, over the same period. This graph assumes the investment of $100 on December 31, 2011 in our common stock, the Russell 2000 Index and the NASDAQ Telecommunications Index, and assumes the reinvestment of dividends, if any. The graph assumes the initial value of our common stock on December 31, 2011 was the closing sales price of $2.99 per share.

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

(Amounts in dollars)

	12/11	12/12	12/13	12/14	12/15	12/16
ORBCOMM Inc.	100.00	131.10	212.04	218.73	242.14	276.59
Russell 2000	100.00	116.35	161.52	169.43	161.95	196.45
NASDAQ Telecommunications	100.00	102.78	143.40	149.42	144.02	153.88

Item 6.	Selected Consolidated Financial Data

The following selected consolidated financial data should be read together with the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes which are included elsewhere in this Annual Report on Form 10-K. We have derived the consolidated statement of operations data for the years ended December 31, 2016, 2015 and 2014 and the consolidated balance sheet data as of December 31, 2016 and 2015 from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. We have derived the consolidated statement of operations data for the years ended December 31, 2013 and 2012 and the consolidated balance sheet data as of December 31, 2014, 2013 and 2012 from our consolidated financial statements, which are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of future results of operations.

	Years ended December 31,
Consolidated Statement of Operations Data:	2016(1)(2)	2015(1)(2)	2014(1)(2)	2013(1)(3)	2012(1)(3)
	(In thousands, except per share data)
Service revenues	$112,881	$99,973	$59,695	$55,957	$49,026
Product sales	73,863	78,320	36,547	18,255	15,472
Total revenues	186,744	178,293	96,242	74,212	64,498
Costs and expenses:
Costs of services	37,913	34,109	20,339	19,806	16,930
Costs of product sales	55,037	56,413	28,345	13,736	9,956
Selling, general and administrative	46,915	44,395	30,989	24,551	20,737
Product development	6,252	6,469	2,895	2,759	2,456
Impairment charges	10,680	12,748	605	—	9,793
Insurance recovery-satellite network	—	—	—	—	(10,000)
Depreciation and amortization	42,803	26,571	10,856	6,001	4,824
Acquisition-related and integration costs	1,630	4,803	3,819	1,658	704
Total costs and expenses	201,230	185,508	97,848	68,511	55,400
(Loss) income from operations	(14,486)	(7,215)	(1,606)	5,701	9,098
Other (expense) income	(8,223)	(4,559)	(2,511)	353	1,195
(Loss) income from continuing operations before income taxes	(22,709)	(11,774)	(4,117)	6,054	10,293
Income taxes	517	1,225	408	1,295	1,390
Net (loss) income	(23,226)	(12,999)	(4,525)	4,759	8,903
Less: Net income (loss) attributable to the noncontrolling interests	285	252	159	160	161
Net (loss) income attributable to ORBCOMM Inc.	$(23,511)	$(13,251)	$(4,684)	$4,599	$8,742
Net (loss) income attributable to ORBCOMM Inc. common stockholders	$(23,525)	$(13,287)	$(4,721)	$4,540	$8,673
Per share information-basic:
Net (loss) income attributable to ORBCOMM Inc.	$(0.33)	$(0.19)	$(0.08)	$0.10	$0.19
Per share information-diluted:
Net (loss) income attributable to ORBCOMM Inc.	$(0.33)	$(0.19)	$(0.08)	$0.09	$0.18
Weighted average common shares outstanding:
Basic	70,907	70,419	56,684	47,420	46,635
Diluted	70,907	70,419	56,684	48,770	47,514

	As of December 31,
	2016(1)(2)	2015(1)(2)	2014(1)(2)	2013(1)	2012(1)
	(In thousands)
Cash and cash equivalents	$25,023	$27,077	$91,565	$68,354	$34,783
Marketable securities	—	—	—	—	27,969
Working capital	37,882	38,646	219,945	74,540	62,287
Satellite network and other equipment, net	215,841	229,970	180,621	133,028	101,208
Goodwill	114,033	112,425	39,870	20,335	14,740
Intangible assets, net	82,545	93,172	26,334	11,636	7,791
Total assets	506,154	523,019	506,548	261,474	206,766
Note payable, net of current portion	147,458	146,548	150,000	45,000	3,398
Note payable — related party	1,195	1,241	1,389	1,571	1,503
Total equity	281,868	299,756	308,509	192,948	182,388

(1)

Amounts include the impact of several acquisition of businesses. For more information regarding our acquisitions, refer to “Note 3 — Acquisitions” in our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

(2)

On September 30, 2014, we entered into the Credit Agreement with Macquarie in order to refinance our Senior Notes. On October 10, 2014, we borrowed $70 million under the Initial Term Loan Facility, a portion of which was used to repay in full our Senior Notes, and $10 million under the Revolving Credit Facility. On December 30, 2014, we borrowed $70 million under the Term B3 Facility, which was used to partially fund the SkyWave Acquisition. On January 16, 2015, we borrowed $10 million under the Term B2 Facility, which was used to partially fund the InSync Acquisition. At December 31, 2016, no amounts were outstanding under the Revolving Credit Facility. For more information regarding the Credit Agreement, refer to “Note 11 — Notes Payable” in our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

Overview

We are a global provider of IoT solutions, including network connectivity, devices, device management and web reporting applications. These solutions enable optimal business efficiencies, increased asset utilization and reduced asset write-offs, helping customers realize benefits on a worldwide basis. Our IoT products and services are designed to track, monitor, control and enhance security for a variety of assets, such as trailers, trucks, rail cars, sea containers, generators, fluid tanks, marine vessels, gensets, oil and gas wells, pipeline monitoring equipment, irrigation control systems, and utility meters, in industries for transportation & supply chain, heavy equipment, fixed asset monitoring, maritime and government. Additionally, we provide satellite AIS data services to assist in vessel navigation and to improve maritime safety for government and commercial customers worldwide. We provide these services using multiple network platforms, including our own constellation of LEO satellites and our accompanying ground infrastructure, as well as terrestrial-based cellular communication services obtained through reseller agreements with major cellular (Tier One) wireless providers. We also offer customer solutions utilizing additional satellite network service options that we obtain through service agreements we have entered into with multiple mobile satellite providers. Our satellite-based customer solution offerings use small, low power, mobile satellite subscriber communicators for remote asset connectivity, and our terrestrial-based solutions utilize cellular data modems with SIMS. We also resell service using the two-way Inmarsat satellite network to provide higher bandwidth, low-latency satellite products and services, leveraging our IDP technology. Our customer solutions provide access to data gathered over these systems via connections to other public or private networks, including the Internet. We are dedicated to providing what we believe are the most versatile, leading-edge IoT solutions in our markets to enable our customers to run their business operations more efficiently and achieve significant return on investment.

2016 Strategic Transactions

During 2016, we completed the following strategic transaction that had an impact and will continue to have an impact on our results of operations:

Acquisition of Skygistics Ltd.

On May 26, 2016, we completed the acquisition of substantially all of the assets of Skygistics (PTY) Ltd., for cash consideration of $3.8 million and additional contingent consideration of up to $1.0 million, subject to certain operational milestones. The acquisition provides a broad range of satellite and cellular connectivity options, as well as telematics solutions centered on the management of remote and mobile assets to more than 250 telematics and enterprise customers. For additional information regarding the Skygistics Acquisition, refer to “Note 3 — Acquisitions” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report.

2015 Strategic Transactions

During 2015, we completed the following strategic transactions that had an impact and will continue to have an impact on our results of operations:

Acquisition of WAM Technologies, LLC

On October 6, 2015, we completed the acquisition of substantially all of the assets of WAM Technologies, for a total consideration of $8.7 million, inclusive of a working capital settlement of $0.2 million. The acquisition expands and strengthens our cold chain monitoring solutions, which include trailers, rail cars, gensets and sea containers. For additional information regarding the WAM Acquisition, refer to “Note 3 — Acquisitions” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report.

Acquisition of InSync Software Inc.

On January 16, 2015, we completed the acquisition of InSync for an aggregate consideration of (i) $10.9 million in cash, comprised of various components and inclusive of net working capital adjustments of $0.3 million, of which $1.3 million was deposited in escrow to pay certain indemnification obligations and (ii) additional contingent consideration of up to $5.0 million. We borrowed $10 million under our Term B2 facility to partially fund the acquisition. The acquisition supports our strategy to provide the most complete set of applications and capabilities in the IoT industry, while broadening our market access to a wide range of industries. For additional information regarding the InSync Acquisition, refer to “Note 3 — Acquisitions” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report.

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

OG2 Satellite Launch

On December 21, 2015, we launched the remaining 11 of our OG2 satellites aboard a SpaceX Falcon 9 launch vehicle. On March 1, 2016, following an in-orbit testing period, we initiated commercial service for the 11 OG2 satellites, which provide both M2M messaging and AIS service for our global customers. For additional information regarding the OG2 satellites, refer to “Part I, Item 1. Business─ORBCOMM Communications System─System Status─OG2 Satellite Health” in this Annual Report.

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

2014 Strategic Transactions

During 2014, we completed the following strategic transactions that had an impact and will continue to have an impact on our results of operations:

Acquisition of Euroscan Group

On March 11, 2014, we completed the acquisition of the Euroscan Group for an aggregate consideration of (i) $29.2 million, subject to net working capital adjustments and net cash (on a debt free, cash free basis); (ii) issuance of 291,230 shares of the Company’s common stock, valued at $7.70 per share, which reflected the Company’s closing price on the acquisition date; and (iii) additional contingent considerations of up to $6.5 million. The acquisition allows us to complement our North American Operations in IoT by adding a significant distribution channel in Europe and other key geographies where Euroscan has market share. For additional information regarding the Euroscan Acquisition, refer to “Note 3 — Acquisitions” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report.

January 2014 Public Offering

On January 17, 2014, we completed a public offering of 6,325,000 shares of common stock including 825,000 shares sold upon full exercise of the underwriters’ over-allotment option at a price of $6.15 per share. We received net proceeds of approximately $36.6 million after deducting underwriters’ discounts and commissions and offering costs.

OG2 Satellite Launch

On July 14, 2014, we launched six of our OG2 satellites aboard a SpaceX Falcon 9 launch vehicle. On September 15, 2014, following an in-orbit testing period, we initiated commercial service for the six OG2 satellites. The satellites provide both M2M messaging and AIS service for our global customers. For additional information regarding the OG2 satellites, refer to “Part I, Item 1. Business─ORBCOMM Communications System─System Status─OG2 Satellite Health” in this Annual Report.

Macquarie Credit Agreement

On September 30, 2014, we entered into a Credit Agreement with Macquarie which refinanced our Senior Notes. Pursuant to the Credit Agreement, the Lender provided Secured Credit Facilities in an aggregate amount of $160 million comprised of (i) an Initial Term Loan Facility term loan facility in an aggregate principal amount of up to $70 million; (ii) a $10 million Revolving Credit Facility; (iii) a Term B2 facility in an aggregate principal amount of up to $10 million, the proceeds of which were drawn on January 16, 2015 and used to partially finance the InSync Acquisition; and (iv) a Term B3 facility in an aggregate principal amount of up to $70 million, the proceeds of which were drawn on December 30, 2014 and used to partially finance the SkyWave Acquisition. The Secured Credit Facilities mature five years after the initial fund date of the Initial Term Loan Facility, but are subject to mandatory prepayments in certain circumstances. The Secured Credit Facilities bear interest, at the Company’s election, of a per annum rate equal to either (a) a base rate plus 3.75% or (b) LIBOR plus 4.75%, with a LIBOR floor of 1.00%. Proceeds of the Initial Term Loan Facility and Revolving Credit Facility were used to repay in full our Senior Notes and pay certain related fees, expenses and accrued interest, as well as for general corporate purposes.

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

Revenues

We derive service revenues mostly from monthly fees for IoT connectivity services that consist of subscriber-based, recurring monthly usage fees for each subscriber communicator or SIM activated for use on our satellite network, other satellite networks, and cellular wireless networks that we resell to our customers (i.e., our MCPs, MCAs and direct customers). Usage fees are generally based upon the data transmitted by a customer and the overall number of subscriber communicators and SIMS activated by each customer and whether we provide services through our value-added portal. Service revenues are recognized on an accrual basis, as services are rendered, or on a cash basis, if collection from the customer is not reasonably assured at the time the service is provided. We also generate AIS service revenues from subscription based services supplying AIS data to customers and resellers. In addition, we earn service revenues from extended warranty service agreements extending beyond the initial warranty period of one year, royalty fees from third parties for the use of our proprietary communications protocol charged on a one-time basis for each subscriber communicator connected to our IoT data communications system and fees from providing engineering, technical and management support services to customers.

We derive product revenues primarily from sales of complete IoT telematics devices, modems and cellular wireless SIMS (for our terrestrial-communication services) to our resellers (i.e., our MCPs and MCAs) and direct customers. Revenues generated from product revenues are either recognized when the products are shipped or when customers accept the product depending on the specific contractual terms. Shipping costs billed to customers are included in product sales revenues and the related costs are included as costs of product sales.

Amounts received prior to the performance of services under customer contracts are recognized as deferred revenues and revenue recognition is deferred until such time that all revenue recognition criteria have been met.

Costs and expenses

Direct costs

We operate a proprietary LEO satellite network and accompanying ground equipment, including fifteen gateway earth stations, three AIS data reception earth stations, and three regional gateway control centers. Our proprietary satellite-based communications system is typically characterized by high initial capital expenditures and relatively low marginal costs for providing service. We use as part of our solution, as well as resell network connectivity for two other satellite networks and seven terrestrial network partners. Reselling network connectivity typically involves a cost for each device connected to the network system and the amount paid to each provider will vary.

We primarily sell IoT telematics devices and modems that we design and build with contract manufacturers. Each IoT device and modem will have engineering costs, manufacturing costs, warehousing and shipping costs and inventory management costs.

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

Results of Operations for the years ended December 31, 2016 and 2015

Revenue

The table below presents our revenues for the years ended December 31, 2016 and 2015, together with the percentage of total revenue represented by each revenue category (in thousands):

	Year Ended December 31,
	2016		2015
Service revenues	$112,881	60.4%	$99,973	56.1%
Product sales	73,863	39.6%	78,320	43.9%
	$186,744	100.0%	$178,293	100.0%

Total revenues for the year ended December 31, 2016 increased $8.5 million, or 5%, to $186.7 million in 2016 from $178.3 million in 2015.

Service Revenues

	Year Ended December 31,		Change
(In thousands)	2016	2015	Dollars	%
Service revenues	$112,881	$99,973	$12,908	12.9%

The increase in service revenue for the year ended December 31, 2016, compared to the prior year period, was primarily due to revenue generated from increases in core service revenues from growth in billable subscriber communicators and our acquisitions, as well as increases in satellite-based service revenues due to efficiencies and network capacity provided by our OG2 satellites.

As of December 31, 2016, we had approximately 1,724,000 billable subscriber communicators compared to approximately 1,569,000 billable subscriber communicators as of December 31, 2015, an increase of 9.8%.

Service revenue growth can be impacted by the customary lag between subscriber communicator activations and recognition of service revenue from these units.

Product sales

	Year Ended December 31,		Change
(In thousands)	2016	2015	Dollars	%
Product sales	$73,863	$78,320	$(4,457)	(5.7)%

The decrease in product revenues for the year ended December 31, 2016, compared to the prior year period, was primarily attributable to timing of shipments and lower sales to some international markets, most notably in South America.

Costs of revenues, exclusive of depreciation and amortization

	Year Ended December 31,		Change
(In thousands)	2016	2015	Dollars	%
Cost of services	$37,913	$34,109	$3,804	11.2%
Cost of product sales	55,037	56,413	(1,376)	(2.4)%

Costs of services is comprised of expenses to operate our network, such as payroll and related costs, including stock-based compensation, and usage fees to third-party networks, but exclude depreciation and amortization discussed below. The increase in cost of service for the year ended December 31, 2016, compared to the prior year, was primarily due to an increase in service revenues from billable subscribers and our acquired companies, as well as increases from third party satellite-based networks.

Costs of product sales includes the purchase price of subscriber communicators and SIMS sold, costs of warranty obligations, shipping charges, as well as operational costs to fulfill customer orders including costs for employees and inventory management. The decrease in cost of product sales for the year ended December 31, 2016, compared to the prior year period, was primarily due to decreases in revenue reflecting fewer shipments and savings associated with a new contract manufacturer, offset, in part, by increased costs associated with the mix of products sold.

Selling, general and administrative expenses

	Year Ended December 31,		Change
(In thousands)	2016	2015	Dollars	%
Selling, general and administrative expenses	$46,915	$44,395	$2,520	5.7%

SG&A expenses relate primarily to expenses for general management, sales and marketing, finance, audit and legal fees and general operating expenses. The increase in SG&A expenses for the year ended December 31, 2016, compared to the prior year, reflected increases in contractor and consulting costs for sales and engineering, facility costs related to our acquisitions, foreign exchange losses in the year ended December 31, 2016, compared to foreign exchange gains in the year ended December 31, 2015, and other general operating expenses, offset, in part, by a refund of regulatory fees.

Product development expenses

	Year Ended December 31,		Change
(In thousands)	2016	2015	Dollars	%
Product development	$6,252	$6,469	$(217)	(3.4)%

Product development expenses consist primarily of the expenses associated with our engineering efforts including the cost of third parties to support our current applications. Product development expenses for the year ended December 31, 2016 were slightly lower than the prior year due to capitalization of costs associated with the development and enhancement of products and software for our customers.

Impairment charges – satellite network

Impairment charges relate to the impairment or loss of satellites on our proprietary network. The decrease for the year ended December 31, 2016, compared to the prior year period, was primarily due to the loss of an OG2 satellite. In August 2016, we lost communications with one of our OG2 satellites launched on July 14, 2014. As a result, we recorded a non-cash impairment charge of $10.7 million on the consolidated statement of operations to write off the net book value of the satellite.

In June 2015, we lost communication with one of our OG2 satellites launched on July 14, 2014. As a result, we recorded a non-cash impairment charge of $12.7 million on the consolidated statement of operations to write off the net book value of the satellite.

Depreciation and amortization

	Year Ended December 31,		Change
(In thousands)	2016	2015	Dollars	%
Depreciation and amortization	$42,803	$26,571	$16,232	61.1%

The increase in depreciation and amortization for the year ended December 31, 2016, compared to the prior year period, was primarily due to additional depreciation expense associated with the 11 OG2 satellites placed into service on March 1, 2016.

Acquisition-related and integration costs

Acquisition-related and integration costs include professional services expenses and identifiable integration costs directly attributable to our acquisitions. Acquisition-related and integration costs for the year ended December 31, 2016 were $1.6 million, a decrease of $3.2 million, or 66.7%, compared to the prior year period. The decrease in acquisition-related and integration costs for the year ended December 31, 2016, compared to the prior year period, related primarily to the absence of acquisition-related and integration costs incurred in 2015 in connection with the acquisitions of SkyWave and InSync, offset, in part, by costs incurred in 2016 in connection with the acquisition of Skygistics.

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

For the year ended December 31, 2016, other expense was $8.2 million, comprised primarily of interest expense of $9.1 million relating to our Secured Credit Facilities, offset, in part, by a gain as a result of a legal settlement of $0.4 million, interest income of $0.4 million and foreign exchange gains of $0.1 million.

For the year ended December 31, 2015, other expense was $4.6 million, comprised primarily of interest expense of $5.2 million relating to our Secured Credit Facilities, offset, in part, by interest income of $0.4 million and foreign exchange gains of $0.2 million.

We capitalized interest expense and deferred financing fees associated with our Initial Term Loan Facility through March 1, 2016, the date the final 11 OG2 satellites were placed into service.  We believe our foreign exchange exposure is limited as a majority of our revenue is collected in US Dollars.

Income taxes

In 2016, we recorded income taxes of $0.5 million, which primarily included foreign income taxes of $(0.1) million from income generated by our international operations and $0.6 million from amortization of tax goodwill generated from our acquisitions.

In 2015, we recorded income taxes of $1.2 million, which primarily included foreign income taxes of $0.6 million from income generated by our international operations and $0.4 million from amortization of tax goodwill generated from our acquisitions.

Net loss

For the year ended December 31, 2016, we had a net loss of $23.2 million compared to net loss of $13.0 million in December 31, 2015, principally due to the increased depreciation and amortization in 2016 discussed above.

Noncontrolling interests

Noncontrolling interests relate to earnings and losses attributable to noncontrolling shareholders.

Net loss attributable to ORBCOMM Inc.

For the year ended December 31, 2016, we had a net loss attributable to our company of $23.5 million compared to net loss of $13.3 million in December 31, 2015.

For the years ended December 31, 2016 and 2015, the net income attributable to our common stockholders considers dividends of less than $0.1 million and $0.1 million, respectively, paid in shares of the Series A convertible preferred stock.

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

Total revenues for the year ended December 31, 2015 increased $82.1 million, or 85%, to $178.3 million in 2014 from $96.2 million in 2014.

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

The increase in product revenues for the year ended December 31, 2015, compared to the prior year period, was primarily attributable to increases in the volume of products sold to several large customers by our core business, as well as the inclusion of products sold by the companies we acquired.

Costs of revenues, exclusive of depreciation and amortization

	Year Ended December 31,		Change
(In thousands)	2015	2014	Dollars	%
Cost of service	$34,109	$20,339	$13,770	67.7%
Cost of product sales	56,413	28,345	$28,068	99.0%

Costs of services is comprised of expenses to operate our network, such as payroll and related costs, including stock-based compensation, and usage fees to third-party networks, but exclude depreciation and amortization discussed below. The increase in cost of service for the year ended December 31, 2015, compared to the prior year, was primarily due to an increase in service revenues associated with our acquired companies.

Costs of products includes the purchase price of subscriber communicators and SIMS sold, costs of warranty obligations, shipping charges, as well as operational costs to fulfill customer orders including costs for employees and inventory management. The increase in cost of product for the year ended December 31, 2015, compared to the prior year period, was primarily due to costs associated with our increased sales in our core business, increased product sales as a result of our acquisitions and inventory charges.

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

Impairment charges — satellite network

Impairment charges relate to the impairment or loss of satellites on our proprietary network. The increase for the year ended December 31, 2015, compared to the prior year period, was primarily due to the loss of an OG2 satellite. In June 2015, we lost communication with one of our in-orbit OG2 satellites placed in service on September 15, 2014. As a result, we recorded a non-cash impairment charge of $12.7 million on the consolidated statement of operations to write off the net book value of the satellite.

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

Net (loss) income

For the year ended December 31, 2015, we had a net loss of $13.0 million compared to net loss of $4.5 million in December 31, 2014, principally due to the increased depreciation and amortization in 2015 discussed above.

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

Liquidity and Capital Resources

Overview

Our liquidity requirements arise from our working capital needs, our ability to make scheduled payments of interest on our indebtedness, to fund capital expenditures to support our current operations and to facilitate growth and expansion. We have financed our operations and expansion with cash flows from operating activities, sales of our common stock through public offerings and private placements of debt. At December 31, 2016, we have an accumulated deficit of $104.9 million. Our primary source of liquidity consists of cash and cash equivalents of $25.0 million, as well as cash flows from operating activities and an unused $10 million revolving credit facility from the Credit Agreement entered into on September 30, 2014 (“Revolving Credit Facility”), which we believe will be sufficient to provide working capital, support capital expenditures and facilitate growth and expansion for the next twelve months.

Operating activities

Cash provided by our operating activities in 2016 was $28.9 million resulting from a net loss of $23.2 million, offset by non-cash items including $42.8 million for depreciation and amortization, $10.7 million for an impairment loss on our satellite network and $5.0 million for stock-based compensation. These non-cash add backs were offset by a working capital use of cash of $7.2 million. Working capital activities primarily consisted of net uses of cash of $2.0 million in inventories as a result of our increased business activities, as well as an increase in prepaid expenses and other current assets of $4.6 million.

Cash provided by our operating activities in 2015 was $26.1 million resulting from a net loss of $13.0 million, offset by non-cash items including $26.6 million for depreciation and amortization, $12.7 million for an impairment loss on our satellite network and $4.6 million for stock-based compensation. These non-cash add backs were offset by a working capital use of cash of $4.8 million. Working capital activities primarily consisted of net uses of cash of $8.0 million in inventories as a result of our increased business activities, and $3.0 million from a decrease in accounts payable and accrued expenses primarily related to timing of payments, offset, in part, by a decrease of accounts receivable of $8.0 million relating to timing of collections.

Cash provided by our operating activities in 2014 was $3.2 million resulting from a net loss of $4.5 million, offset by non-cash items including $10.9 million for depreciation and amortization, $0.6 million for a satellite network impairment loss and $3.6 million for stock-based compensation. These non-cash items are offset by a decrease of $2.1 million in the fair values of acquisitions-related contingent consideration. Working capital activities primarily consisted of net uses of cash of $6.9 million for an increase in accounts receivable primarily due to the increase in revenues and timing of payments, $5.3 million in inventories, as a result of our increased business activities, and $5.4 million from a decrease in accounts payable and accrued expenses primarily related to timing for payments for professional fees.

Investing activities

Cash used in our investing activities in 2016 was $31.1 million, resulting from capital expenditures of $28.4 million, including approximately $8.3 million related to payments for the OG2 program, as well as capitalized costs associated with the development and enhancements of our products and software, and $3.5 million in cash consideration paid in connection with Skygistics Acquisition, offset, in part, by $1.0 million in a return of restricted cash upon reaching certain milestones related to our OG2 satellite constellation.

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

Financing activities

Our financing activities in 2016 includes cash provided by proceeds from employee stock purchase plan of $0.3 million, offset by payments of contingent consideration of $0.3 million in connection with a previous acquisition.

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

The Credit Agreement contains customary representations and warranties, conditions to funding, covenants and events of default. The covenants set forth in the Credit Agreement include, among other things, prohibitions on us and our subsidiaries against incurring certain indebtedness and investments (other than permitted acquisitions and other exceptions as specified therein), providing certain guarantees and incurring certain liens. In addition, the Credit Agreement includes a leverage ratio and consolidated liquidity covenant, as defined, whereby we are permitted to have a maximum consolidated leverage ratio as of the last day of any fiscal quarter of up to 5.00 to 1.00 and a minimum consolidated liquidity of $7.5 million as of the last day of any fiscal quarter. The Credit Agreement provides for certain events of default, the occurrence of which could result in the acceleration of our obligations under the Credit Agreement.

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

On January 16, 2015, we completed the InSync Acquisition for a cash consideration of $10.9 million, inclusive of a working capital settlement of $0.3 million, and additional contingent consideration of up to $5.0 million, subject to certain operational milestones. We funded the InSync Acquisition through a combination of cash on hand and our borrowings under our Term B2 facility of the Credit Agreement, as described above.

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

On October 6, 2015, we completed the WAM Acquisition for a cash consideration of $8.7 million, inclusive of a working capital adjustment of $0.2 million.

On May 26, 2016, we completed the Skygistics Acquisition for a cash consideration of $3.8 million and additional contingent consideration of up to $1.0 million, subject to certain operational milestones.

At December 31, 2016, no amounts were outstanding under the Revolving Credit Facility. The net availability under the Revolving Credit Facility was $10.0 million.

As of December 31, 2016, we are in compliance with all financial covenants.

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

EBITDA is not a performance measure calculated in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). While we consider EBITDA to be an important measure of operating performance, it should be considered in addition to, and not as a substitute for, or superior to, net loss or other measures of financial performance prepared in accordance with U.S. GAAP and may be different than EBITDA measures presented by other companies.

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Net loss attributable to ORBCOMM Inc.	$(23,511)	$(13,251)	$(4,684)
Income tax expense	517	1,225	408
Interest income	(378)	(344)	(47)
Interest expense	9,085	5,242	149
Loss on extinguishment of debt	—	—	2,649
Depreciation and amortization	42,803	26,571	10,856
EBITDA	$28,516	$19,443	$9,331

For the year ended December 31, 2016 compared to the year ended December 31, 2015, EBITDA increased $9.1 million, while net loss attributable to ORBCOMM Inc. increased $10.3 million. For the year ended December 31, 2016 and 2015, the net loss included a $10.7 million and $12.7 million impairment charge on our satellite network, respectively. The rate of increase for EBITDA compared to the net loss increase primarily reflects higher depreciation associated with the OG2 satellites placed into service on March 1, 2016, higher amortization of finite-lived intangible assets as a result of the acquisition of WAM Technologies, LLC and Skygistics (PTY), Ltd., as well as increased interest expense associated with our Secured Credit Facilities.

For the year ended December 31, 2015 compared to the year ended December 31, 2014, EBITDA increased $10.1 million, while net loss attributable to ORBCOMM Inc. increased $8.6 million. The rate of increase for EBITDA compared to the net loss primarily reflects higher amortization of finite-lived intangible assets as a result of our acquisitions in 2015 and 2014, additional depreciation associated with the six OG2 satellites placed into service on September 15, 2014 and increased interest expense associated with additional notes payable outstanding during 2015.

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2016 and the effect that those obligations are expected to have on our liquidity and cash flows in future periods:

	Payment due by Period
	Total	Less than 1 year	1 to 3 Years	3 to 5 Years	After 5 Years
OG2 satellite milestone payable (1)	4,609	4,609	—	—	—
Operating leases(2)	17,505	3,076	5,978	4,524	3,927
Secured credit agreement(3)	150,000	—	150,000	—	—
Interest payments on secured credit agreement(4)	23,719	8,625	15,094	—	—
Vendor parts supplier(5)	4,025	1,017	3,008	—	—
Carrier providers(6)	25,911	7,283	11,230	7,398	—
	$225,769	$24,610	$185,310	$11,922	$3,927

(1)	Amounts represent payments to Sierra Nevada Corporation (“SNC”) for obligations in connection with certain operational milestones related to our OG2 satellites launched into orbit December 21, 2015.
(2)	Amounts represent future minimum payments under operating leases for our office spaces and other facilities.
(3)	Amounts represent repayment of the principal of the Credit Agreement in September 2019 based on our outstanding long-term debt as of December 31, 2016.
(4)	Interest payments reflect borrowing rates for our outstanding long-term debt as of December 31, 2016.
(5)	Amounts represent future contractual minimums with a vendor parts supplier.
(6)	Amounts represent future contractual minimums with carrier airtime data providers based on the number of subscribers on these networks as of December 31, 2016.

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

If an arrangement provided to a customer has a significant and incremental discount on future revenue, a proportionate amount of the discount should be allocated to each element based on the relative selling price of each element, regardless of the discount. We have determined that arrangements provided to our customers do not include significant and incremental discounts.

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

As of December 31, 2016, assets under construction primarily consist of costs associated with acquiring, developing and testing software and hardware for internal and external use that have not yet been placed into service.  As of December 31, 2015, assets under construction primarily consist of milestone payments pursuant to procurement agreements, which include the design, development, launch and other direct costs, including direct labor costs, relating to the construction of the satellites and upgrades to the Company’s infrastructure and the Ground Component. Once these assets are placed in service they will be transferred to satellite network and then depreciation will be recognized using the straight-line method over the estimated lives of the assets. As a result of the remaining 11 OG2 satellites being placed into service in the first quarter of 2016, we reclassified $137.8 million of costs out of assets under construction and into satellite network on March 1, 2016, and began depreciating the satellites over a 10-year life. During the years ended December 31, 2016, 2015 and 2014 we recorded depreciation of $18.4 million, $7.0 million and $2.4 million, respectively, in connection with our OG2 satellites.

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

A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators include a sustained and significant decline in our stock price and market capitalization, a decline in our expected future cash flows, a significant adverse change in legal factors or in the business climate and unanticipated competition. There was no goodwill impairment for the years ended December 31, 2016, 2015 and 2014.

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

There was no impairment charge recorded relating to intangible assets for the year ended December 31, 2016. As a result of our intangible asset impairment test performed as of November 30, 2015, we recorded an impairment charge of $0.6 million related to certain intangible assets acquired as part of the SENS Acquisition. See “Note 7 – Goodwill and Intangible Assets” for additional information regarding this impairment charge.

If a satellite were to fail during launch or while in orbit, the resulting loss would be charged to expense in the period it is determined that the satellite is not recoverable. The amount of any such loss would be reduced to the extent of insurance proceeds estimated to be received. Impairment losses of $10.7 million and $12.7 million related to the loss of OG2 satellites were recorded in the years ended December 31, 2016 and 2015, respectively. There were no insurance proceeds associated with these losses because of the deductible under our in-orbit insurance coverage.

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

Share-based Compensation

Our share-based compensation plans consist of the 2016 Long-Term Incentives Plan (the “2016 LTIP”) and the 2006 Long-Term Incentive Plan (the “2006 LTIP”), under which no further awards may be made. The 2016 LTIP, approved by our stockholders in April 2016, and the 2006 LTIP approved by our stockholders in April 2006, provide for the grants of non-qualified stock options, stock appreciation rights (“SARs”), common stock, restricted stock, restricted stock units (“RSUs”), performance units and performance shares to our employees and non-employee directors. We did not grant any stock options in 2016, 2015 and 2014.

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

For the years ended December 31, 2016, 2015 and 2014, we recognized $5.0 million, $4.6 million and $3.6 million of stock-based compensation expense, respectively. As of December 31, 2016, we had an aggregate of $5.7 million of unrecognized compensation costs for all share-based payment arrangements.

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

The fair value of each time-based and performance-based SAR award is estimated on the date of grant using the Black-Scholes option pricing model with the assumptions described below for the periods indicated. Depending how long our common stock has been publicly traded at the grant date the expected volatility was based either on (i) an average of our historical volatility over the expected terms of the SAR awards and the comparable publicly traded companies historical volatility or (ii) our historical volatility over the expected terms of SAR awards. We use the “simplified” method to determine the expected terms of SARs due to a limited history of exercises. Estimated forfeitures were based on voluntary and involuntary termination behavior as well as analysis of actual forfeitures. The risk-free interest rate was based on the U.S. Treasury yield curve at the time of the grant over the expected term of the SAR grants. We did not grant time-based or performance-based SARs during the year ended December 31, 2016.

	Years ended December 31,
	2015	2014
Risk-free interest rate	1.35% to 1.82%	1.77% to 1.94%
Expected life (years)	6.0	6.0
Estimated volatility factor	62.7% to 64.6%	64.8% to 67.3%
Expected dividends	None	None

The grant date fair values of RSU awards granted in 2016, 2015 and 2014 were based upon the closing stock price of our common stock on the date of grant.

Recent accounting pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09 “Revenue from Contracts with Customers” (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In July 2015, the FASB deferred the effective date of ASU No. 2014-09 for all entities by one year. As a result, the new standard is effective for the Company on January 1, 2018. Early adoption prior to the original effective date is not permitted. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. We will adopt ASU 2014-09 in the first quarter of 2018 and apply the modified retrospective method. We are in the process of evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures and will continue to provide updates during 2017.

In April 2015, the FASB issued ASU No. 2015-03 “Interest - Imputation of Interest (Subtopic 835-30) – Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”), which is effective for the fiscal years beginning after December 15, 2015. ASU 2015-03 simplifies financial reporting by eliminating the different presentation requirements for debt issuance costs and debt discounts or premiums. We have adopted this standard retrospectively as of December 31, 2016.

In November 2015, the FASB issued ASU No. 2015-17 “Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”), which is effective for the fiscal years beginning after December 15, 2016. ASU 2015-17 requires an entity to classify all deferred tax assets, along with any valuation allowance, as noncurrent on the balance sheet. As a result, each jurisdiction will have one net noncurrent deferred tax asset or liability.  We have adopted this standard retrospectively as of December 31, 2016.

In February 2016, the FASB issued ASU No. 2016-02 “Leases (Topic 842)” (“ASU 2016-02”), which is effective for the fiscal years beginning after December 15, 2018. ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. Early adoption is permitted. We are in the process of evaluating the effect that ASU 2016-02 will have on our consolidated financial statements and related disclosures.

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

In August 2016, the FASB issued ASU No. 2016-15 “Statements of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”) and is effective for the fiscal years beginning after December 15, 2017. ASU 2016-15 is intended to reduce diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. Early adoption is permitted. The adoption of this standard, which is required to be applied using the retrospective transition method, is not expected to have a material impact on our consolidated statement of cash flows.

In January 2017, the FASB issued ASU No. 2017-04 “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”) and is effective for the fiscal year ending December 31, 2020. ASU 2017-04 removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation.  A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.  The adoption of this standard, which will be applied prospectively, is not expected to have a material impact on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We have floating interest rate debt with our bank credit facilities under our Credit Agreement that are subject to interest rate volatility, which is our principal market risk, with a floor of 1.00%. A 25 basis point change in the interest rate relating to the credit facilities’ balances outstanding as of December 31, 2016, which are subject to variable interest rates based on LIBOR, would yield a change of approximately $0.4 million in annual interest expense. We do not expect our future cash flows to be affected to any significant degree by a sudden change in market interest rates.

Effects of Inflation Risk

Overall, we believe that the impact of inflation risk on our business will not be significant.

Foreign Currency Risk

The majority of our revenues and expenses are transacted in U.S. dollars. Due to operations in ORBCOMM Japan and Euroscan, we have foreign exchange exposures to non-U.S. dollar revenues. Due to operations in SkyWave, we have foreign exchange exposures to non-U.S. dollar expenses. For the years ended December 31, 2016 and 2015, revenues denominated in foreign currencies were approximately 10.9% and 8.5% of total revenues, respectively. For the year ended December 31, 2016, our revenues would have decreased by approximately 1.1% if the U.S. dollar would have strengthened by 10%.

We have assets and liabilities denominated in foreign currencies. At December 31, 2016, a hypothetical change in the fair value of these assets and liabilities from an increase (decrease) of 10% of the U.S. dollar would be an increase (decrease) of approximately $0.3 million.

Concentration of Credit Risk

There were no customers with revenues greater than 10% of our consolidated total revenues for the year ended December 31, 2016 and 2015. For the years ended December 31, 2014, two customers, Caterpillar Inc. and Komatsu Ltd., comprised 12.4% and 10.6%, respectively, of our consolidated total revenues.

Item 8.	Financial Statements and Supplementary Data

The consolidated financial statements of ORBCOMM Inc. and its subsidiaries, including the notes thereto and the report thereon, are presented beginning at page F-1 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures
(a)	Disclosure Controls and Procedures

In connection with preparation of this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

(b)	Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the based upon criteria established in Internal Control – Integrated Framework (2013) by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of the acquisition of Skygistics (PTY) Ltd., we are in the process of integrating certain business processes and systems of Skygistics. Accordingly, certain changes have been made and will continue to be made to our internal control over financial reporting until such time as this integration is complete. In reliance on interpretive guidance issued by the SEC staff, management has chosen to exclude from its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016, the internal control over financial reporting for the acquisition of Skygistics associated with assets of $5.3 million, representing 1.1% of consolidated assets, and revenues of $2.5 million, representing 1.3% of consolidated revenues, included in our consolidated financial statements as of and for the year ended December 31, 2016. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2016. The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in its attestation report which is included below.

(c)	Changes in Internal Control over Financial Reporting

We reviewed our internal control over financial reporting at December 31, 2016. As a result of the acquisition of Skygistics, we have begun to integrate certain business processes and systems. Accordingly, certain changes have been made and will continue to be made to our internal controls over financial reporting until such time as this integration is complete.

There have been no other changes in our internal control over financial reporting identified in an evaluation thereof that occurred during the last fiscal quarter of 2016 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

ORBCOMM Inc.

We have audited the internal control over financial reporting of ORBCOMM Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of Skygistics (PTY) Ltd. (“Skygistics”), a wholly-owned subsidiary, whose financial statements reflect total assets and revenues constituting 0.3 and 1.3 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2016. As indicated in Management’s Report, Skygistics was acquired during 2016. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of Skygistics.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2016, and our report dated March 3, 2017 expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton

New York, New York

March 3, 2017

Item 9B.	Other information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Identification of Directors

Reference is made to the information regarding directors under the heading “Election of Directors (Proposal 1)” in the Proxy Statement for our 2017 Annual Meeting of stockholders to be held on April 19, 2017 (our “2017 Proxy Statement”), which information is hereby incorporated by reference.

Identification of Executive Officers

Reference is made to the information regarding executive officers under the heading “Executive Officers of the Registrant” in Part I, Item 1 of this Annual Report on Form 10-K.

Identification of Audit Committee and Audit Committee Financial Expert

Reference is made to the information regarding directors under the heading “Board of Directors and Committees — Audit Committee” in our 2017 Proxy Statement, which information hereby is incorporated by reference.

Material Changes to Procedures for Recommending Directors

Reference is made to the information regarding directors under the heading “Board of Directors and Committees — Nominating and Corporate Governance Committee” in our 2017 Proxy Statement, which information is hereby incorporated by reference.

Compliance with Section 16(a) of the Exchange Act

Reference is made to the information under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2017 Proxy Statement, which information is hereby incorporated by reference.

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

Reference is made to the information under the headings “Board of Directors and Committees — Compensation Committee Interlocks and Insider Participation”, “Compensation Discussion and Analysis”, “Compensation Committee Report” and “Compensation of Executive Officers” in our 2017 Proxy Statement, which information is hereby incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership

Reference is made to the information under the heading “Security Ownership of Certain Beneficial Owners and Management” in our 2017 Proxy Statement, which information is hereby incorporated by reference.

Equity Compensation Plan Information

Reference is made to the information under the heading “Equity Compensation Plan Information” in our 2017 Proxy Statement, which information is hereby incorporated by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Reference is made to the information under the heading “Certain Relationships and Transactions with Related Persons” in our 2017 Proxy Statement, which information is hereby incorporated by reference.

Item 14.	Principal Accountant Fees and Services

Reference is made to the information under the heading “Proposal to Ratify the Appointment of Independent Registered Public Accounting Firm (Proposal 2) — Principal Accountant Fees” in our 2017 Proxy Statement, which information is hereby incorporated by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, ORBCOMM Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Township of Rochelle Park, State of New Jersey, on March 3, 2017.

ORBCOMM Inc.

By:	/s/ Marc J. Eisenberg
Marc J. Eisenberg
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 3, 2017 by the following persons in the capacities indicated:

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

ORBCOMM Inc.

We have audited the accompanying consolidated balance sheets of ORBCOMM Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive (loss) income, cash flows, and changes in equity for each of the two years in the period ended December 31, 2016. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ORBCOMM Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the two years ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 3, 2017 expressed an unqualified opinion.

/s/ Grant Thornton

New York, New York

March 3, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

ORBCOMM Inc.:

We have audited the accompanying consolidated statements of operations, comprehensive (loss) income, cash flows and changes in equity of ORBCOMM Inc. and subsidiaries (the Company) for the year ended December 31, 2014. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedule, “Schedule II — Valuation of Qualifying Accounts” for the year ended December 31, 2014. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of ORBCOMM Inc. and subsidiaries for the year ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the year ended December 31, 2014, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

New York, New York

March 13, 2015

ORBCOMM Inc.

Consolidated Balance Sheets

(in thousands, except par value and share data)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$25,023	$27,077
Accounts receivable, net of allowances for doubtful accounts of $1,057 and $1,233, respectively	31,937	29,816
Inventories	23,217	20,712
Prepaid expenses and other current assets	8,031	5,646
Restricted cash - current	—	1,000
Total current assets	88,208	84,251
Satellite network and other equipment, net	215,841	229,970
Goodwill	114,033	112,425
Intangible assets, net	82,545	93,172
Other assets	5,447	3,121
Deferred income taxes	80	80
Total assets	$506,154	$523,019
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$12,481	$13,895
Accrued liabilities	30,431	24,058
Current portion of deferred revenue	7,414	7,652
Total current liabilities	50,326	45,605
Note payable — related party	1,195	1,241
Notes payable, net of unamortized deferred issuance costs	147,458	146,548
Deferred revenue, net of current portion	2,978	6,024
Deferred tax liabilities	18,645	18,140
Other liabilities	3,684	5,705
Total liabilities	224,286	223,263
Commitments and contingencies
Equity:
ORBCOMM Inc. stockholders’ equity
Series A Convertible Preferred Stock, par value $0.001; 1,000,000 shares authorized; 36,466 and 35,759 shares issued and outstanding	364	357
Common stock, par value $0.001; 250,000,000 shares authorized; 71,111,863 and 70,613,642 shares issued at December 31, 2016 and December 31, 2015	71	71
Additional paid-in capital	386,920	381,659
Accumulated other comprehensive income (loss)	(1,089)	(1,174)
Accumulated deficit	(104,949)	(81,424)
Less treasury stock, at cost, 29,990 shares at December 31, 2016 and December 31, 2015	(96)	(96)
Total ORBCOMM Inc. stockholders’ equity	281,221	299,393
Noncontrolling interests	647	363
Total equity	281,868	299,756
Total liabilities and equity	$506,154	$523,019

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ORBCOMM Inc.

Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended December 31,
	2016	2015	2014
Revenues:
Service revenues	$112,881	$99,973	$59,695
Product sales	73,863	78,320	36,547
Total revenues	186,744	178,293	96,242
Cost of revenues, exclusive of depreciation and amortization shown below:
Cost of services	37,913	34,109	20,339
Cost of product sales	55,037	56,413	28,345
Operating expenses:
Selling, general and administrative	46,915	44,395	30,989
Product development	6,252	6,469	2,895
Impairment charges - satellite network	10,680	12,748	605
Depreciation and amortization	42,803	26,571	10,856
Acquisition-related and integration costs	1,630	4,803	3,819
Loss from operations	(14,486)	(7,215)	(1,606)
Other (expense) income:
Interest income	378	344	47
Other income	484	339	240
Interest expense	(9,085)	(5,242)	(149)
Loss on debt extinguishment	—	—	(2,649)
Total other expense	(8,223)	(4,559)	(2,511)
Loss before income taxes	(22,709)	(11,774)	(4,117)
Income taxes	517	1,225	408
Net loss	(23,226)	(12,999)	(4,525)
Less: Net income attributable to the noncontrolling interests	285	252	159
Net loss attributable to ORBCOMM Inc.	$(23,511)	$(13,251)	$(4,684)
Net loss attributable to ORBCOMM Inc. common stockholders	$(23,525)	$(13,287)	$(4,721)
Per share information-basic:
Net loss attributable to ORBCOMM Inc. common stockholders	$(0.33)	$(0.19)	$(0.08)
Per share information-diluted:
Net loss attributable to ORBCOMM Inc. common stockholders	$(0.33)	$(0.19)	$(0.08)
Weighted average common shares outstanding:
Basic	70,907	70,419	56,684
Diluted	70,907	70,419	56,684

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ORBCOMM Inc.

Consolidated Statements of Comprehensive (Loss) Income

(in thousands)

	Years ended December 31,
	2016	2015	2014
Net loss	$(23,226)	$(12,999)	$(4,525)
Other comprehensive income (loss) — Foreign currency translation adjustments	84	(529)	(728)
Other comprehensive income (loss)	84	(529)	(728)
Comprehensive loss	(23,142)	(13,528)	(5,253)
Less comprehensive (income) attributable to noncontrolling interests	(284)	(314)	(248)
Comprehensive loss attributable to ORBCOMM Inc.	$(23,426)	$(13,842)	$(5,501)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ORBCOMM Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net loss	$(23,226)	$(12,999)	$(4,525)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Change in allowance for doubtful accounts	310	676	427
Depreciation and amortization	42,803	26,571	10,856
Impairment loss – satellite network	10,680	12,748	605
Change in the fair values of acquisitions-related contingent consideration	(360)	(1,606)	(2,132)
Amortization of the fair value adjustment related to StarTrak warranty liabilities	(57)	(12)	(164)
Amortization and write-off of deferred debt fees	835	464	869
Stock-based compensation	5,023	4,620	3,610
Foreign exchange (gains) losses	(106)	(413)	(227)
Increase in fair value of indemnification assets	—	—	(126)
Loss on settlement agreement in connection with the indemnification assets	—	—	97
Deferred income taxes	256	825	(276)
Other	—	—	173
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,702)	8,045	(6,882)
Inventories	(1,950)	(7,953)	(5,291)
Prepaid expenses and other assets	(4,574)	(449)	(173)
Accounts payable and accrued liabilities	4,893	(2,995)	5,353
Deferred revenue	(3,332)	(1,126)	611
Other liabilities	(567)	(313)	397
Net cash provided by operating activities	28,926	26,083	3,202
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(3,452)	(141,575)	(28,883)
Capital expenditures	(28,424)	(70,017)	(45,543)
Cash held for acquisition	—	123,000	(123,000)
Proceeds received from settlement agreement in connection with indemnification assets	—	—	691
Proceeds from warranty claim on acquired inventory	—	—	167
Change in restricted cash	1,000	—	1,000
Other	(198)	—	—
Net cash used in investing activities	(31,074)	(88,592)	(195,568)

ORBCOMM Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years ended December 31,
	2016	2015	2014
Cash flows from financing activities:
Proceeds received from issuance of common stock in connection with public offerings, net of underwriters’ discounts and commissions and offering costs	—	—	114,798
Proceeds received from issuance of long-term debt	—	10,000	150,000
Cash paid for debt issuance costs	—	(942)	(3,652)
Proceeds received from exercise of stock options	—	244	101
Proceeds received from employee stock purchase plan	345	—	—
Principal payment of long-term debt	—	(10,000)	(45,000)
Principal payments of capital leases	—	—	(163)
Payment of deferred purchase consideration	(342)	(1,106)	(25)
Net cash provided by (used in) financing activities	3	(1,804)	216,059
Effect of exchange rate changes on cash and cash equivalents	91	(175)	(482)
Net (decrease) increase in cash and cash equivalents	(2,054)	(64,488)	23,211
Cash and cash equivalents:
Beginning of year	27,077	91,565	68,354
End of year	$25,023	$27,077	$91,565
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$8,787	$9,005	$3,324
Income taxes	$(94)	$723	$692
Supplemental cash flow disclosures (Note 17)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ORBCOMM Inc.

Consolidated Statements of Changes in Equity

Years ended December 31, 2016, 2015  and 2014

(in thousands, except share data)

						Accumulated
	Series A convertible				Additional	other
	Preferred stock		Common stock		paid-in	comprehensive	Accumulated	Treasury stock		Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	income (loss)	deficit	Shares	Amount	interests	equity
Balances, December 31, 2013	102,054	$1,019	48,216,480	$48	$255,358	$235	$(63,416)	29,990	$(96)	$(200)	$192,948
Vesting of restricted stock units	—	—	289,538	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	3,519	—	—	—	—	—	3,519
Proceeds received from issuance of common stock in connection with public offerings, net of underwriters’ discounts and commissions and offering costs	—	—	21,110,714	21	114,717	—	—	—	—	—	114,738
Common stock issued as form of payment for MPUs	—	—	33,594	—	213	—	—	—	—	—	213
Conversion of Series A convertible preferred stock to common stock	(14,850)	(147)	24,740	—	147	—	—	—	—	—	—
Issuance of common stock in connection with the acquisition of Euroscan	—	—	291,230	1	2,242	—	—	—	—	—	2,243
Exercise of SARs	—	—	109,733	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	33,459	—	101	—	—	—	—	—	101
Series A convertible preferred stock dividend	3,769	37	—	—	—	—	(37)	—	—	—	—
Net loss	—	—	—	—	—	—	(4,684)	—	—	159	(4,525)
Foreign currency translation adjustments	—	—	—	—	—	(818)	—	—	—	90	(728)
Balances, December 31, 2014	90,973	$909	70,109,488	$70	$376,297	$(583)	$(68,137)	29,990	$(96)	$49	$308,509
Vesting of restricted stock units	—	—	227,382	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	4,172	—	—	—	—	—	4,172
Common stock issued as form of payment for MPUs	—	—	54,801	—	358	—	—	—	—	—	358
Conversion of Series A convertible preferred stock to common stock	(58,879)	(588)	97,935	1	588	—	—	—	—	—	1
Exercise of SARs	—	—	74,036	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	50,000	—	244	—	—	—	—	—	244
Series A convertible preferred stock dividend	3,665	36	—	—	—	—	(36)	—	—	—	—
Net loss	—	—	—	—	—	—	(13,251)	—	—	252	(12,999)
Foreign currency translation adjustments	—	—	—	—	—	(591)	—	—	—	62	(529)
Balances, December 31, 2015	35,759	$357	70,613,642	$71	$381,659	$(1,174)	$(81,424)	29,990	$(96)	$363	$299,756
Vesting of restricted stock units	—	—	262,474	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	4,469	—	—	—	—	—	4,469
Payment of contingent consideration	—	—	35,464	—	352	—	—	—	—	—	352
Issuance of common stock under employees stock purchase plan	—	—	48,208	—	433	—	—	—	—	—	433
Conversion of Series A convertible preferred stock to common stock	(708)	(7)	1,178	—	7	—	—	—	—	—	—
Exercise of SARs	—	—	150,897	—	—	—	—	—	—	—	—
Series A convertible preferred stock dividend	1,415	14	—	—	—	—	(14)	—	—	—	—
Net loss	—	—	—	—	—	—	(23,511)	—	—	285	(23,226)
Foreign currency translation adjustments	—	—	—	—	—	85	—	—	—	(1)	84
Balances, December 31, 2016	36,466	$364	71,111,863	$71	$386,920	$(1,089)	$(104,949)	29,990	$(96)	$647	$281,868

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts)

Note 1.    Organization and Business

ORBCOMM Inc. (“ORBCOMM” or the “Company”), a Delaware corporation, is a global provider of Internet of Things (“IoT”) solutions, including network connectivity, devices, device management and web reporting applications. The Company’s IoT products and services are designed to track, monitor, control and enhance security for a variety of assets, such as trailers, trucks, rail cars, sea containers, generators, fluid tanks, marine vessels, diesel or electric powered generators (“gensets”), oil and gas wells, pipeline monitoring equipment, irrigation control systems and utility meters, in industries for transportation & supply chain, heavy equipment, fixed asset monitoring, maritime and government. Additionally, the Company provides satellite Automatic Identification Service (“AIS”) data services to assist in vessel navigation and to improve maritime safety for government and commercial customers worldwide. The Company provides these services using multiple network platforms, including a constellation of low-Earth orbit (“LEO”) satellites and accompanying ground infrastructure, as well as terrestrial-based cellular communication services obtained through reseller agreements with major cellular (Tier One) wireless providers. The Company also offers customer solutions utilizing additional satellite network service options that the Company obtains through service agreements entered into with multiple mobile satellite providers. The Company’s satellite-based customer solution offerings use small, low power, mobile satellite subscriber communicators for remote asset connectivity, and the Company’s terrestrial-based solutions utilize cellular data modems with subscriber identity modules (“SIMS”). The Company also resells service using the two-way Inmarsat satellite network to provide higher bandwidth, low-latency satellite products and services, leveraging the Company’s IsatDataPro (“IDP”) technology. The Company’s customer solutions provide access to data gathered over these systems via connections to other public or private networks, including the Internet. The Company provides what it believes is the most versatile, leading-edge IoT solutions in our markets to enable its customers to run their business more efficiently.

Note 2.    Summary of Significant Accounting Policies

Basis of Presentation

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). In the opinion of management, the financial statements as of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014 include all adjustments (including normal recurring accruals) necessary for a fair presentation of the consolidated financial position, results of operations, comprehensive income and cash flows for the periods presented. The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned and majority-owned subsidiaries and investments in variable interest entities in which the Company is determined to be the primary beneficiary. All significant intercompany accounts and transactions have been eliminated in consolidation. The portions of majority-owned subsidiaries that the Company does not own are reflected as noncontrolling interests in the consolidated balance sheet. Noncontrolling interests in companies are accounted for by the cost method where the Company does not exercise significant influence over the investee. Investments in entities over which the Company has the ability to exercise significant influence but does not have a controlling interest are accounted for under the equity method of accounting. The Company considers several factors in determining whether it has the ability to exercise significant influence with respect to investments, including, but not limited to, direct and indirect ownership level in the voting securities, active participation on the board of directors, approval of operating and budgeting decisions and other participatory and protective rights. Under the equity method, the Company’s proportionate share of the net income or loss of such investee is reflected in the Company’s consolidated results of operations. Although the Company owns interests in companies that it accounts for pursuant to the equity method, the investments in those entities had no carrying value as of December 31, 2016 and 2015. The Company has no guarantees or other funding obligations to those entities, and the Company had no equity in the earnings or losses of those investees for the years ended December 31, 2016, 2015 and 2014.

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

Acquisition-related and integration costs

Acquisition-related and integration costs include professional services expenses and identifiable integration costs directly attributable to acquisitions. For the years ended December 31, 2016, 2015 and 2014, the Company incurred acquisition-related and integration costs of $1,630, $4,803 and $3,819, respectively. These costs were expensed as incurred and are reflected in acquisition-related and integration costs on the Company’s consolidated statements of operations.

Revenue recognition

The Company derives service revenues mostly from monthly fees for IoT connectivity services that consist of subscriber-based and recurring monthly usage fees for each subscriber communicator or SIM activated for use on its satellite network and the other satellite networks and cellular wireless networks that the Company resells to its resellers (Market Channel Partners (“MCPs”) and Market Channel Affiliates (“MCAs”)) and direct customers. Usage fees charged to customers are based upon the amount, size and frequency of data transmitted by a customer, use of additional value-added services and the overall number of subscriber communicators and SIMS activated by each customer. Usage fees charged to the Company’s resellers are primarily based on the overall number of subscriber communicators and SIMS activated by the resellers and the total amount of data transmitted by their customers.

The Company also earns service revenues from optional extended warranty service agreements extending beyond the initial warranty period, typically one year, a one-time royalty fee relating to the manufacture of subscriber communicators under a manufacturing agreement and fees from providing engineering, technical and management support services to customers.

Revenues from the activation of both subscriber communicators and SIMS are initially recorded as deferred revenues and are, thereafter, recognized ratably over the term of the agreement with the customer, generally four to five years, which is the estimated life of the subscriber communicator. Revenues from extended warranty service agreements extending beyond the initial warranty period of one year are initially recorded as deferred revenues and are, thereafter, recognized ratably into income over the term of the agreements, generally two to five years. Revenues generated from royalties relating to the manufacture of subscriber communicators by third parties are recognized when the third party notifies the Company of the units it has manufactured and a unique serial number is assigned to each unit by the Company.

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts)

Product revenues are derived from sales of complete IoT telematics devices, modems or cellular wireless SIMS (for the Company’s terrestrial-communication services) to the Company’s resellers (i.e., MCPs and MCAs) and direct customers. Product revenue is recognized when the products are shipped or when customers accept the products, depending on the specific contractual terms. Sales of subscriber communicators and SIMS are not subject to return and title and risk of loss pass to the customer generally at the time of shipment.

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

If an arrangement provided to a customer has a significant and incremental discount on future revenue, a proportionate amount of the discount should be allocated to each element based on the relative selling price of each element, regardless of the discount. The Company has determined that arrangements provided to its customers do not include significant and incremental discounts.

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

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts)

The Company mostly sells IoT telematics devices and modems that the Company designs and builds with contract manufacturers. Costs of products includes the purchase price of subscriber communicators and SIMS sold, costs of warranty obligations, shipping charges, as well as operational costs of the Company’s employees and inventory management to fulfill customer orders.

Foreign currency translation

The Company has foreign operations where the functional currency is the local currency. For these operations, assets and liabilities are translated using end-of-period exchange rates and revenues, expenses and cash flows are translated using average rates of exchange. Equity is translated at the rate of exchange at the date of the equity transaction. Translation adjustments are recognized in stockholders’ equity as a component of accumulated other comprehensive income (loss). Foreign currency transaction gains and losses related to assets and liabilities that are denominated in a currency other than the functional currency are included in other income (expense) in the consolidated statements of operations. Foreign currency translation gains and losses related to operational expenses denominated in a currency other than the functional currency are included in selling general and administrative expenses (“SG&A”) in the consolidated statements of operations. For the year ended December 31, 2016, the company recorded a foreign currency translation loss of $4.  For the years ended December 31, 2015 and 2014, the Company recorded a foreign currency translation gain of $413 and $207, respectively.

Fair value of financial instruments

The Company has no financial assets or liabilities that are measured at fair value on a recurring basis. However, if certain triggering events occur the Company is required to evaluate the non-financial assets for impairment and any resulting asset impairment would require that a non-financial asset be recorded at the fair value. FASB ASC Topic 820 “Fair Value Measurement Disclosure”, prioritizes inputs used in measuring fair value into a hierarchy of three levels: Level 1- unadjusted quoted prices for identical assets or liabilities traded in active markets, Level 2- inputs other than quoted prices included within Level 1 that are either directly or indirectly observable; and Level 3- unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions that market participants would use in pricing. The carrying value of the Company’s financial instruments, including cash, restricted cash, accounts receivable and accounts payable approximated their fair value due to the short-term nature of these items. The carrying value of the Company’s Secured Credit Facilities, as defined below, approximated its fair value as the debt is at variable interest rates. The fair value of the Note payable-related party is de minimis.

Cash and cash equivalents

The Company considers all liquid investments with original maturities of three months or less, at the time of purchase, to be cash equivalents. At December 31, 2016, the Company had a cash balance of $25,023.

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

There were no customers with revenues greater than 10% of the Company’s consolidated total revenues for the year ended December 31, 2016 and 2015.  For the year ended December 31, 2014, Caterpillar Inc. and Komatsu Ltd. comprised 12.4% and 10.6% of the Company’s consolidated total revenues, respectively.

One customer, Caterpillar, Inc., comprised 10.5% and 11.6% of the Company’s consolidated accounts receivable as of December 31, 2016 and 2015, respectively.

As of December 31, 2016, the Company did not maintain in-orbit insurance coverage for its ORBCOMM Generation 1 (“OG1”) or ORBCOMM Generation 2 (“OG2”) satellites to address the risk of potential systemic anomalies, failures or catastrophic events affecting its satellite constellation.

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts)

Inventories

Inventories are stated at the lower of cost or market, determined on a first-in, first-out basis. At December 31, 2016 and 2015, inventory consisted primarily of finished goods and purchased parts to be utilized by its contract manufacturer totaling $14,531 and $16,912, respectively, and $8,686 and $3,800, respectively, of raw materials, net of inventory obsolescence. The Company reviews inventory quantities on hand and evaluates the realizability of inventories and adjusts the carrying value as necessary based on forecasted product demand. A provision, recorded in cost of product on the Company’s consolidated statement of operations, is made for potential losses on slow moving and obsolete inventories when identified.

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

Useful life (years)
Satellite network	10
Capitalized software	3-7
Computer hardware	3
Other	2-7

Satellite network includes costs of the constellation of satellites, and the ground and control facilities, consisting of gateway earth stations, gateway control centers and the network control center (the “Ground Component”).

As of December 31, 2016 assets under construction primarily consist of costs associated with acquiring, developing and testing software and hardware for internal and external use that have not yet been placed into service. As of December 31, 2015, assets under construction primarily consist of milestone payments pursuant to procurement agreements, which include the design, development, launch and other direct costs relating to the construction of the satellites and upgrades to the Company’s infrastructure and the Ground Component. Once these assets are placed in service they will be transferred to satellite network and then depreciation will be recognized using the straight-line method over the estimated lives of the assets. As a result of the remaining 11 OG2 satellites being placed into service during the first quarter of 2016, the Company reclassified $137,772 of costs out of assets under construction and into satellite network on March 1, 2016, and began depreciating the satellites over an estimated 10-year life.

The Company capitalized interest on its Initial Term Loan Facility, as defined below, during the construction period of its satellites and began depreciating these costs upon the satellites being placed into service. Capitalized interest is added to the cost of the satellites not yet in service. The Company capitalized interest and deferred issuance costs associated with these facilities through March 1, 2016, the date the final 11 OG2 satellites were placed in service. For the years ended December 31, 2016, 2015 and 2014, interest capitalized was $744, $4,688 and $4,713 respectively.

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

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts)

If a satellite were to fail during launch or while in orbit, the resulting loss would be charged to expense in the period it is determined that the satellite is not recoverable. The amount of any such loss would be reduced to the extent of insurance proceeds estimated to be received. An impairment loss of $466 related to one of the Company’s leased AIS satellites was recorded during the quarter ended March 31, 2016. An impairment loss of $10,680 related to one of the Company’s in-orbit OG2 satellites was recorded during the quarter ended September 30, 2016. An impairment loss of $12,748 related to one of the Company’s in-orbit OG2 satellites was recorded during the quarter ended June 30, 2015. During the year ended December 31, 2014, the Company lost contact with one of its AIS microsatellites and recorded an impairment charge of $605. See “Note 6 – Satellite Network and Other Equipment” for additional details relating to the impairment of these satellites.

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

The Company tests for an indication of goodwill impairment annually on November 30 or when an indicator of impairment exists, by comparing the fair value of the reporting unit to the carrying value of the reporting unit. If there is an indication of impairment, the Company performs a “step two” test to measure the impairment. There was no impairment of goodwill for the years ended December 31, 2016, 2015 and 2014.

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

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts)

During the quarter ended December 31, 2015, an impairment charge of $564 was recorded relating to certain intangible assets acquired as part of the SENS Acquisition. See “Note 7 – Goodwill and Intangible Assets” for additional information regarding this impairment charge.

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

Pre-acquisition contingencies

The Company has evaluated pre-acquisition contingencies that existed as of the acquisition dates of the businesses acquired. If any pre-acquisition contingencies acquired as part of the acquisition become probable and estimable, the Company will record such amounts at fair market value in the measurement period or the Company’s results of operations after the measurement period, as applicable.

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

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts)

Recent accounting pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09 “Revenue from Contracts with Customers” (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In July 2015, the FASB deferred the effective date of ASU No. 2014-09 for all entities by one year. As a result, the new standard is effective for the Company on January 1, 2018. Early adoption prior to the original effective date is not permitted. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. The Company will adopt ASU 2014-09 in the first quarter of 2018 and apply the modified retrospective method. The Company is in the process of evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures and will continue to provide updates during 2017.

In April 2015, the FASB issued ASU No. 2015-03 “Interest - Imputation of Interest (Subtopic 835-30) – Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”), which is effective for the fiscal years beginning after December 15, 2015. ASU 2015-03 simplifies financial reporting by eliminating the different presentation requirements for debt issuance costs and debt discounts or premiums. The Company has adopted this standard retrospectively as of December 31, 2016.

In November 2015, the FASB issued ASU No. 2015-17 “Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”), which is effective for the fiscal years beginning after December 15, 2016. ASU 2015-17 requires an entity to classify all deferred tax assets, along with any valuation allowance, as noncurrent on the balance sheet. As a result, each jurisdiction will have one net noncurrent deferred tax asset or liability. The Company has adopted this standard retrospectively as of December 31, 2016.

In February 2016, the FASB issued ASU No. 2016-02 “Leases (Topic 842)” (“ASU 2016-02”), which is effective for the fiscal years beginning after December 15, 2018. ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. Early adoption is permitted. The Company is in the process of evaluating the effect that ASU 2016-02 will have on its consolidated financial statements and related disclosures.

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

In January 2017, the FASB issued ASU No. 2017-04 “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”) and is effective for the fiscal year ending December 31, 2020. ASU 2017-04 removes Stop 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation.  A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.  The adoption of this standard, which will be applied prospectively, is not expected to have a material impact on the Company’s consolidated financial statements.

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts)

Note 3.    Acquisitions

2016 Business Development

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

Preliminary Estimated Purchase Price Allocation

The Skygistics Acquisition has been accounted for using the Acquisition Method. The excess of the purchase price over the net assets was recorded as goodwill. The preliminary allocation of the purchase price was based upon a preliminary valuation and the estimates and assumptions are subject to change during the one-year measurement period. The total consideration for the Skygistics Acquisition was $4,349, of which $514 represents acquisition date contingent consideration at fair value, in a debt free, cash free transaction.  The preliminary estimated purchase price allocation for the Skygistics Acquisition is as follows:

Amount
Cash and cash equivalents	$383
Accounts receivable	939
Inventories	292
Other current assets	112
Property, plant and equipment	418
Deferred tax assets	105
Intangible assets	1,545
Total identifiable assets acquired	3,794
Accounts payable and accrued expenses	410
Deferred tax liabilities	433
Other liabilities	11
Total liabilities assumed	854
Net identifiable assets acquired	2,940
Goodwill	1,409
Total preliminary purchase price	$4,349

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

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts)

Indemnification Asset

In connection with the Asset Purchase Agreement, the Company entered into an escrow agreement with the Skygistics Sellers and an escrow agent.  Under the terms of the escrow agreement, $757 was placed in an escrow account through August 2017 to fund any indemnification obligations owed to the Company under the Asset Purchase Agreement. In November 2016, half of the escrow amount was released from the escrow fund to the Skygistics Sellers in accordance with the terms of the escrow agreement.

Contingent Consideration

Additional consideration is conditionally due to the Skygistics Sellers upon achievement of certain financial milestones through April 2017. The fair value measurement of the contingent consideration obligation is determined using Level 3 unobservable inputs supported by little or no market activity based on the Company’s own assumptions. The estimated fair value of the contingent consideration was determined based on the Company’s preliminary estimates using the probability-weighted discounted cash flow approach. As of December 31, 2016, the Company recorded $519 in accrued expenses on the consolidated balance sheet in connection with the contingent consideration. For the year ended December 31, 2016, charges of $5 were recorded to SG&A expenses for accretion associated with the contingent consideration.

2015 Business Development

WAM Technologies, LLC

On October 6, 2015, pursuant to an Asset Purchase Agreement entered into by a wholly owned subsidiary of the Company, WAM Technologies, LLC (“WAM”) and the individual owners of WAM (the “Sellers”), the Company completed the acquisition of substantially all of the assets of WAM for a consideration of $8,689, inclusive of a working capital settlement of $189, of which $1,100 was deposited in escrow in connection with certain indemnification obligations (the “WAM Acquisition”).

Purchase Price Allocation

The transaction has been accounted for using the Acquisition Method.  The excess of the purchase price over the net assets was recorded as goodwill. The total consideration for the WAM Acquisition was $8,689 in a debt-free cash-free transaction. The final purchase price allocation for the acquisition is as follows:

Amount
Accounts receivable	$563
Property, plant and equipment	122
Intangible assets	4,810
Total identifiable assets acquired	5,495
Accounts payable and accrued expenses	204
Deferred revenues	7,326
Total liabilities assumed	7,530
Net identifiable assets acquired	(2,035)
Goodwill	10,724
Total purchase price	$8,689

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
		$4,810

Goodwill

The WAM Acquisition expands and strengthens the Company’s cold chain monitoring solutions, which include trailers, rail cars, gensets and sea containers. With the addition of WAM’s installed base, the Company is expected to become a leader in monitoring cargo shipments. These factors contributed to a preliminary estimated purchase price resulting in recognition of goodwill. The goodwill attributable to the acquisition is deductible for tax purposes.

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

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts)

Purchase Price Allocation

The transaction has been accounted for using the Acquisition Method. The excess of the purchase price over the net assets was recorded as goodwill. During the year ended December 31, 2015, the Company recorded a measurement period adjustment related to the intangible asset valuation and other working capital accounts, which resulted in an increase in goodwill of $134. The total consideration for the InSync Acquisition was $11,642, of which $542 represents acquisition date contingent consideration at fair value, in a debt-free cash-free transaction. The purchase price allocation for the acquisition is as follows:

Amount
Cash	$288
Accounts receivable	1,141
Other current assets	204
Deferred tax assets	2,342
Property, plant and equipment	51
Intangible assets	5,788
Other noncurrent assets	55
Total identifiable assets acquired	9,869
Accounts payable and accrued expenses	1,080
Deferred revenues	296
Deferred tax liabilities	2,342
Total liabilities assumed	3,718
Net identifiable assets acquired	6,151
Goodwill	5,491
Total purchase price	$11,642

Contingent Consideration

Additional consideration was conditionally due to the Seller upon achievement of certain financial milestones through January 2016. The fair value measurement of the contingent consideration obligation is determined using Level 3 unobservable inputs supported by little or no market activity based on the Company’s own assumptions. The estimated fair value of the contingent consideration was determined based on the Company’s preliminary estimates using the probability-weighted discounted cash flow approach. The financial milestones for this additional consideration were not met and therefore the Company recorded a reduction of the contingent liability of $542 in SG&A expense in the consolidated statement of operations for the year ended December 31, 2015.

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
		$5,788

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts)

Goodwill

The InSync Acquisition supports the Company’s strategy to provide the most complete set of applications and capabilities in the IoT industry, while broadening the Company’s market access to a wide range of industries. With the addition of InSync’s versatile, turn-key software applications, the Company enables its customers to rapidly build and deploy  IoT enterprise solutions in core markets including transportation & distribution, cold chain, warehousing, supply chain, yard management, and manufacturing. These factors contributed to a purchase price resulting in recognition of goodwill. The goodwill recorded as part of the acquisition is partially related to the establishment of a deferred tax liability for the intangible assets which has no tax basis and, therefore, will not result in a future tax deduction. The goodwill attributable to the acquisition is not deductible for tax purposes.

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
		$67,214

Goodwill

The SkyWave Acquisition furthers the Company’s strategy to provide the most complete set of options and capabilities in the industry. SkyWave’s distribution channels in South America, Asia and the Middle East, along with Inmarsat’s support, provide the Company with a broader global distribution and provides the Company access to new geographies in Eastern Europe and Asia while adding diverse vertical markets such as security and marine. The addition of SkyWave’s higher bandwidth, low-latency satellite products and services that leverage the IDP technology, which is now jointly owned by the Company and Inmarsat, also further expands the breadth of the Company’s solutions portfolio. These factors contributed to a purchase price resulting in the recognition of goodwill. The goodwill recorded as part of the acquisition is partially related to the establishment of a deferred tax liability for the intangible assets which has no tax basis and, therefore, will not result in a future tax deduction. The goodwill attributable to the acquisition is not deductible for tax purposes. In September 2015, the Company reached a conclusion to make the election under Section 338(g) of the Internal Revenue Code (“IRC”) to treat the acquisition as a deemed asset sale. The election has been made prospectively and did not have an impact on the opening balance sheet.

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

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts)

2014 Business Development

Euroscan Holding B.V.

On March 11, 2014, pursuant to the Share Purchase Agreement entered into by the Company and MWL Management B.V., R.Q. Management B.V., WBB GmbH, ING Corporate Investments Participaties B.V. and Euroscan Holding B.V., as sellers (the “Share Purchase Agreement”), the Company completed the acquisition of 100% of the outstanding equity of Euroscan Holding B.V., including, indirectly, its wholly-owned subsidiaries Euroscan B.V., Euroscan GmbH Vertrieb Technischer Geräte, Euroscan Technology Ltd. and Ameriscan, Inc. (collectively, the “Euroscan Group” or “Euroscan”) for an aggregate consideration of (i) $29,163, inclusive of net working capital adjustments and net cash (on a debt free, cash free basis) ; (ii) issuance of 291,230 shares of the Company’s common stock, valued at $7.70 per share, which reflected the Company’s closing price on the acquisition date; and (iii) additional contingent considerations of up to $6,547, (the “Euroscan Acquisition”). The Euroscan Acquisition allowed the Company to complement its North American operations in IoT by adding a significant distribution channel in Europe and other key geographies where Euroscan has market share.

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

Contingent Consideration

Additional consideration is conditionally due to MWL Management B.V. and R.Q. Management B.V. upon achievement of financial and operational milestones through March 2017. The fair value measurement of the contingent consideration obligation is determined using Level 3 unobservable inputs supported by little or no market activity based on the Company’s own assumptions. The estimated fair value of the contingent consideration was determined based on the Company’s estimates using the probability-weighted discounted cash flow approach. During the year ended December 31, 2015, the Company paid $992 in connection with the achievement of one operational milestone. As of December 31, 2016, the Company recorded $655 in accrued expenses on the consolidated balance sheet in connection with the contingent consideration. As of December 31, 2015, the Company recorded $1,719 in other non-current liabilities on the consolidated balance sheet in connection with the contingent consideration. Changes in the fair value of the contingent consideration obligations are recorded in the consolidated statement of operations. For the years ended December 31, 2016, 2015 and 2014, the Company recorded a reduction in the contingent liability of $617, $1,303 and $1,595, respectively, to SG&A expenses in the consolidated statements of operations. In addition, the Company recorded an increase of the contingent liability of $182 in SG&A expenses in the consolidated statements of operations for the year ended December 31, 2016 in connection with the achievement of one operational milestone. A total of $694 was paid to MWL Management B.V. and R.Q. Management B.V. in cash and common stock of the Company during the year ended December 31, 2016 upon achievement of this milestone. For the year ended December 31, 2016, 2015 and 2014, charges of $69, $307 and $439 were recorded in SG&A expenses for accretion associated with the contingent consideration, respectively.

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

Indemnification Asset

In connection with the Share Purchase Agreement, the Company entered into an escrow agreement with MWL Management B.V., R.Q. Management B.V and an escrow agent. Under the terms of this escrow agreement, €1,000 was placed in an escrow account through March 11, 2016 to fund any indemnification obligations to the Company under the Share Purchase Agreement. Under the terms of the escrow agreement, the escrow amount is subject to reduction and early release to the extent no unresolved claims exist in the amount of €250 at the end of each six month interval in the period from March 12, 2014 through March 11, 2016.

Unaudited Pro Forma Results of Operations

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

Note 4.    Stock-based Compensation

On April 20, 2016, the stockholders of the Company approved the ORBCOMM Inc. 2016 Long-Term Incentives Plan (the “2016 LTIP”). The 2016 LTIP replaces the Company’s 2006 Long-Term Incentive Plan (the “2006 LTIP”). The number of shares authorized for delivery under the 2016 LTIP is 6,949,400 shares, including 1,949,400 shares that remained available under the 2006 LTIP as of February 17, 2016, plus any shares previously subject to awards under the 2006 LTIP that are cancelled, forfeited or lapse unexercised since that date. As of December 31, 2016, there were 7,116,682 shares available for grant under the 2016 LTIP.

For the years ended December 31, 2016, 2015 and 2014, the Company recognized stock-based compensation expense of $5,023, $4,620, and $3,610, respectively. For the years ended December 31, 2016, 2015 and 2014, the Company capitalized stock-based compensation of $316, $195, and $307, respectively. The Company has not recognized and currently does not expect to recognize in the foreseeable future, any tax benefit related to stock-based compensation as a result of the full valuation allowance on its net deferred tax assets and its net operating loss carryforwards generated in the U.S.

The following table summarizes the components of stock-based compensation expense in the condensed consolidated statements of operations for the years ended December 31, 2016, 2015 and 2014:

	Years ended December 31,
	2016	2015	2014
Cost of services	$559	$525	$203
Cost of product sales	44	45	53
Selling, general and administrative	4,082	3,655	3,135
Product development	338	395	219
Total	$5,023	$4,620	$3,610

As of December 31, 2016, the Company had unrecognized compensation costs for all share-based payment arrangements totaling $5,666.

Time-Based Stock Appreciation Rights

A summary of the Company’s time-based SARs for the year ended December 31, 2016 is as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2016	4,109,184	$5.22
Granted	—	—
Exercised	(319,790)	5.18
Forfeited or expired	—	—
Outstanding at December 31, 2016	3,789,394	$5.23	4.49	$13,798
Exercisable at December 31, 2016	3,753,027	$5.23	4.39	$13,992
Vested and expected to vest at December 31, 2016	3,789,394	$5.23	$4.49	$13,798

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts)

For the years ended December 31, 2016, 2015 and 2014, the Company recorded stock-based compensation expense of $270, $2,194 and $1,659 relating to these SARs, respectively. As of December 31, 2016, $462 of total unrecognized compensation cost relating to the SARs is expected to be recognized through August 2018.

The weighted-average grant date fair value of the SARs granted in 2015 and 2014 was $3.40 and $3.97 and per share, respectively. There were no performance-based SARs granted during the years ended December 31, 2016.

For the year ended December 31, 2016, the intrinsic value of the SARs exercised was $1,400.

Performance-Based Stock Appreciation Rights

A summary of the Company’s performance-based SARs for the year ended December 31, 2016 is as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2016	778,774	$6.33
Granted	—	—
Exercised	(19,950)	2.95
Forfeited or expired	(169,400)	10.97
Outstanding at December 31, 2016	589,424	$6.06	4.30	$2,632
Exercisable at December 31, 2016	589,424	$6.06	4.37	$2,632
Vested and expected to vest at December 31, 2016	589,424	$6.06	4.30	$2,632

For the years ended December 31, 2016, 2015 and 2014, the Company recorded stock-based compensation expense of $2, $21 and $47 relating to the performance-based SARs, respectively. As of December 31, 2016, there is no unrecognized compensation cost related to these SARs is expected to be recognized.

The weighted-average grant date fair value of the performance-based SARs granted during the year ended December 31, 2015 was $3.32 per share. There were no performance-based SARs granted during the years ended December 31, 2016 and December 31, 2014.

For the year ended December 31, 2016, the intrinsic value of the performance-based SARs exercised was $124.

The fair value of each time-based and performance-based SAR award is estimated on the date of grant using the Black-Scholes option pricing model with the assumptions described below. For the periods indicated the expected volatility was based on the Company’s historical volatility over the expected terms of SAR awards. Estimated forfeitures were based on voluntary and involuntary termination behavior, as well as analysis of actual forfeitures. The risk-free interest rate was based on the U.S. Treasury yield curve at the time of the grant over the expected term of the SAR grants. The Company did not grant time-based or performance-based SARs during the year ended December 31, 2016.

	Years ended December 31,
	2015	2014
Risk-free interest rate	1.35% to 1.82%	1.77% to 1.94%
Expected life (years)	6.0	6.0
Estimated volatility factor	62.7% to 64.6%	64.8% to 67.3%
Expected dividends	None	None

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts)

Time-Based Restricted Stock Units

A summary of the Company’s time-based RSUs for the year ended December 31, 2016 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Balance at January 1, 2016	366,004	$6.63
Granted	428,658	9.25
Vested	(76,707)	6.44
Forfeited or expired	(26,003)	6.38
Balance at December 31, 2016	691,952	$8.28

For the years ended December 31, 2016, 2015 and 2014, the Company recorded stock-based compensation expense of $2,495, $636 and $592 related to the RSUs, respectively. As of December 31, 2016, $3,131 of total unrecognized compensation cost related to the RSUs is expected to be recognized through December 2019.

Performance-based Restricted Stock Units

A summary of the Company’s performance-based RSUs for the year ended December 31, 2016 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Balance at January 1, 2016	499,369	$6.66
Granted	210,425	9.13
Vested	(175,389)	6.53
Forfeited or expired	(60,797)	6.71
Balance at December 31, 2016	473,608	$7.80

For the years ended December 31, 2016, 2015 and 2014, the Company recorded stock-based compensation expense of $1,387 $1,124 and $914 related to the performance-based RSUs, respectively. As of December 31, 2016, $2,073 of total unrecognized compensation cost related to these RSUs is expected to be recognized through March 2018.

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

As of December 31, 2016, the compensation committee determined that the stock price performance targets was partially achieved for the fiscal year 2016, 2015 and 2014 performance targets.

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

Years Ended December 31,
	2016	2015	2014
Risk-free interest rate	0.85% to 1.47%	0.65% to 1.31%	0.25% to 1.10%
Estimated volatility factor	33.0% to 36.0%	34.0% to 38.0%	39.0% to 41.0%
Expected dividends	None	None	None

For the years ended December 31, 2016, 2015 and 2014, the Company recorded stock-based compensation of $781, $643 and $398 relating to these MPUs, respectively.

As of December 31, 2016, the Company recorded $715 and $260 in accrued expenses and other non-current liabilities, respectively, in its consolidated balance sheet. As of December 31, 2015, the Company recorded $594 and $194 in accrued expenses and other non-current liabilities, respectively, in its consolidated balance sheet.

In January 2015, the Company issued 54,801 shares of its common stock as a form of payment in connection with MPUs for achieving the fiscal year 2013 and 2014 stock performance target.

Employee Stock Purchase Plan

The Company’s Board of Directors adopted the ORBCOMM Inc. Employee Stock Purchase Plan (“ESPP”) on February 16, 2016 and the Company’s shareholders approved the ESPP on April 20, 2016. Under the terms of the ESPP, 5,000,000 shares of the Company’s common stock are available for issuance, and eligible employees may have up to 10% of their gross pay deducted from their payroll up to a maximum of $25 per year to purchase shares of ORBCOMM common stock at a discount of up to 15% of its fair market value, subject to certain conditions and limitations. For the year ended December 31, 2016, the Company recorded stock-based compensation expense of $88 relating to the ESPP. Purchases of ORBCOMM stock under the ESPP were 48,208 shares at a price of $7.15 in 2016.

Note 5.    Net Income (Loss) Attributable to ORBCOMM Inc. Common Stockholders

The Company accounts for earnings per share (“EPS”) in accordance with ASC Topic 260, “Earnings Per Share” (“ASC 260”) and related guidance, which requires two calculations of EPS to be disclosed: basic and diluted. The numerator in calculating basic and diluted EPS is an amount equal to the net (loss) income attributable to ORBCOMM Inc. common stockholders for the periods presented. The denominator in calculating basic EPS is the weighted average shares outstanding for the respective periods. The denominator in calculating diluted EPS is the weighted average shares outstanding, plus the dilutive effect of stock option grants, unvested SAR and RSU grants and shares of Series A convertible preferred stock for the respective periods. The following sets forth the basic calculations of EPS for the years ended December 31, 2016, 2015 and 2014:

	Years ended December 31,
	2016	2015	2014
Net loss attributable to ORBCOMM Inc. common stockholders	$(23,525)	$(13,287)	$(4,721)
Weighted average number of common shares outstanding:
Basic number of common shares outstanding	70,907	70,419	56,684
Dilutive effect of grants of stock options, unvested SAR’s and RSU’s and shares of Series A convertible preferred stock	—	—	—
Diluted number of common shares outstanding	70,907	70,419	56,684
Earnings per share:
Basic	$(0.33)	$(0.19)	$(0.08)
Diluted	$(0.33)	$(0.19)	$(0.08)

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts)

The computation of net loss attributable to ORBCOMM Inc. common stockholders for the years ended December 31, 2016, 2015 and 2014 is as follows:

	Years Ended December 31,
	2016	2015	2014
Net loss attributable to ORBCOMM Inc.	$(23,511)	$(13,251)	$(4,684)
Preferred stock dividends on Series A convertible preferred stock	(14)	(36)	(37)
Net loss attributable to ORBCOMM Inc. common stockholders	$(23,525)	$(13,287)	$(4,721)

Note 6.    Satellite Network and Other Equipment

Satellite network and other equipment consisted of the following:

	December 31,
	2016	2015
Land	$381	$381
Satellite network	231,782	104,088
Capitalized software	30,758	13,201
Computer hardware	4,707	4,027
Other	7,522	6,853
Assets under construction	11,284	147,288
	286,434	275,838
Less: accumulated depreciation and amortization	(70,593)	(45,868)
	$215,841	$229,970

During the years ended December 31, 2016, 2015 and 2014, the Company capitalized costs attributable to the design and development of internal-use software in the amount of $4,494, $4,958 and $2,777 respectively.

Depreciation and amortization expense for the years ended December 31, 2016, 2015 and 2014 was $30,465, $15,371 and $8,061, respectively. This includes amortization of internal-use software of $3,545, $1,733 and $969 for the years ended December 31, 2016, 2015 and 2014, respectively.

For the years ended December 31, 2016 and 2015, 69% and 68% of depreciation and amortization expense, respectively, relate to cost of services and 10% and 11%, respectively, relate to cost of product sales, as these assets support the Company’s revenue generating activities.

As of December 31, 2016, assets under construction primarily consist of costs associated with acquiring, developing and testing software and hardware for internal and external use that have not yet been placed into service. As of December 31, 2015, assets under construction primarily consist of milestone payments pursuant to procurement agreements, which includes the design, development, launch and other direct costs relating to the construction of the OG2 satellites and upgrades to the Company’s infrastructure and ground component.

In December 2016, the Company lost communication with one of its OG1 Plane D satellites.  In the year ended December 31, 2016, the Company removed $137 from satellite network and accumulated depreciation, respectively, representing the fully depreciated value of the satellite.

In August 2016 the Company lost communication with one of its OG2 satellites, launched on July 14, 2014. The Company recorded a non-cash impairment charge of $10,680 on the consolidated statement of operations in the quarter ended September 30, 2016 to write-off the net book value of the satellite. In addition, the Company decreased satellite network and other equipment, net and associated accumulated depreciation by $13,474 and $2,794, respectively.

During the quarter ended March 31, 2016, the Company recorded an impairment loss on one of its leased AIS satellites. Upon abandonment of the satellite, the Company no longer expects future cash flows to be generated from this asset. The impairment loss of $466 was determined based on the net carrying value of the asset at the time of the impairment and was recorded in depreciation and

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts)

amortization in the consolidated statement of operations for the quarter ended March 31, 2016. In addition, the Company decreased satellite network and other equipment, net and the associated accumulated depreciation on the consolidated balance sheet by $2,374 and $1,908, respectively.

On December 21, 2015, the Company launched the remaining 11 of its OG2 satellites aboard a Space Exploration Technologies Corp. (“SpaceX”) Falcon 9 launch vehicle. On March 1, 2016, following an in-orbit testing period, the Company initiated commercial service for the 11 OG2 satellites. As a result of the 11 OG2 satellites being placed into service, the Company reclassified $137,772 of costs out of assets under construction and into satellite network on March 1, 2016, and began depreciating the satellites over an estimated 10-year life. During the year ended December 31, 2016, 2015 and 2014, the Company recorded $18,376, $6,957 and $2,431 of depreciation, respectively, in connection with its OG2 satellite constellation.

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

Note 7.    Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price of an acquired business over the estimated fair values of the underlying net tangible and intangible assets. Goodwill consisted of the following:

	2016	2015
Balance at January 1,	$112,425	$39,870
Additions through acquisitions	1,409	72,528
Measurement period adjustments	199	27
Balance at December 31,	$114,033	$112,425

During the year ended December 31, 2016, the following key items impacted goodwill:

•	The Company recognized goodwill of $1,409 in connection with the Skygistics Acquisition

During the year ended December 31, 2015, the following key items impacted goodwill:

•	The Company recognized goodwill of $56,511 in connection with the SkyWave Acquisition
•	The Company recognized goodwill of $5,491 in connection with the InSync Acquisition
•	The Company recognized goodwill of $10,724 in connection with the WAM Acquisition

Goodwill is allocated to the Company’s one reportable segment which is its only reporting unit.

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts)

The Company’s intangible assets consisted of the following:

		December 31, 2016			December 31, 2015
	Useful life (years)	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Customer lists	5 - 14	$91,757	$(20,026)	$71,731	$90,212	$(11,319)	$78,893
Patents and technology	5 - 10	16,556	(5,990)	10,566	16,390	(4,090)	12,300
Trade names and trademarks	1-2	2,885	(2,637)	248	2,885	(906)	1,979
		$111,198	$(28,653)	$82,545	$109,487	$(16,315)	$93,172

At December 31, 2016, the weighted-average amortization period for the intangible assets is 9.9 years. At December 31, 2016, the weighted-average amortization periods for customer lists, patents and technology and trademarks are 10.3, 9.2 and 1.2 years, respectively.

During the year ended December 31, 2015, the Company noted anticipated revenue from SENS to be lower than originally forecasted. The fair value of trademark and technology intangible assets are determined based on the “relief from royalty method”, under the income approach, which is a valuation technique that provides an estimate of the fair value of an asset based on the costs savings that are available through ownership of the asset by the avoidance of paying royalties to license the use of the assets from another owner. This method is comprised of applying an estimated royalty rate to projected revenues. The estimated fair value of the customer lists is determined using the “excess earnings method” under the income approach, which represents the total income to be generated by the asset. Some of the more significant assumptions inherent in the development of those asset valuations include the projected revenue associated with the asset, the appropriate discount rate to select in order to measure the risk inherent in each future cash flow stream, the assessment of each asset’s life cycle, as well as other factors. As a result, and in accordance with FASB ASC 360 “Impairment and Disposal of Long-Lived Assets,” the Company adjusted the carrying amount of the SENS trademark, technology and customer list intangible assets to a fair value of $0, $30 and $280, respectively. As a result, the Company recorded an impairment charge of $564 as part of depreciation and amortization in the consolidated statement of operations for the year ended December 31, 2015.

Amortization expense for the years ended December 31, 2016, 2015 and 2014 was $12,338, $10,636 and $2,795, respectively.

Estimated amortization expense for intangible assets is as follows:

Years ending December 31,
2017	$10,761
2018	10,508
2019	10,472
2020	10,189
2021	9,727
Thereafter	30,888
$82,545

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts)

Note 8.    Accrued Liabilities

The Company’s accrued liabilities consisted of the following:

	December 31,	December 31,
	2016	2015
Accrued compensation and benefits	$7,456	$7,082
Warranty	1,842	2,321
Corporate income tax payable	453	204
Contingent earn-out amount	1,174	—
Accrued satellite network and other equipment	497	1,642
Accrued inventory purchases	4,292	1,676
OG2 satellite milestone payable	4,609	3,185
Accrued interest expense	1,031	1,017
Accrued airtime charges	994	834
Other accrued expenses	8,083	6,097
	$30,431	$24,058

For the years ended December 31, 2016 and 2015, changes in accrued warranty obligations consisted of the following:

	December 31,
	2016	2015
Balance at January 1,	$2,321	$1,470
Warranty liabilities assumed from acquisitions	—	450
Amortization of fair value adjustment of warranty liabilities acquired through acquisitions	(57)	(12)
Reduction of warranty liabilities assumed in connection with acquisitions	(384)	(174)
Warranty expense	493	827
Warranty charges	(531)	(240)
Balance at December 31,	$1,842	$2,321

Note 9.    Deferred Revenue

Deferred revenues consisted of the following:

	December 31,
	2016	2015
Service activation fees	$7,594	$10,800
Prepaid services	2,777	2,624
Prepaid product revenues	—	—
Extended warranty revenues	21	252
	10,392	13,676
Less current portion	(7,414)	(7,652)
Long-term portion	$2,978	$6,024

Note 10.    Note Payable — Related Party

In connection with the acquisition of a majority interest in Satcom in 2005, the Company recorded an indebtedness to OHB Technology A.G. (formerly known as OHB Teledata A.G.), a stockholder of the Company. At December 31, 2016 and 2015, the principal balance of the note payable was €1,138 and it had a carrying value of $1,195 and $1,241, respectively. The carrying value was based on the note’s estimated fair value at the time of acquisition. The difference between the carrying value and principal balance was being amortized to interest expense over the estimated life of the note of six years which ended in September 30, 2011. This note does not bear interest and has no fixed repayment term. Repayment will be made from the distribution profits, as defined in

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts)

the note agreement, of ORBCOMM Europe LLC, a wholly owned subsidiary of the Company. The note has been classified as long-term and the Company does not expect any repayments to be required prior to December 31, 2017.

Note 11.    Note Payable

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

In connection with entering into the Credit Agreement, and the subsequent funding of the Initial Term Loan Facility, Revolving Credit Facility, Term B2 Facility and the Term B3 Facility, the Company incurred debt issuance costs of approximately $194 during the year ended December 31, 2015 and approximately $4,287 during the year ended December 31, 2014. Total amortization of debt issuance costs as of December 31, 2016 and 2015 was $1,939 and $1,029, respectively. For the years ended December 31, 2016 and 2015, amortization of the debt issuance costs of $836 and $463, respectively, were recorded in interest expense on the consolidated statement of operations. For the year ended December 31, 2016, the Company capitalized $744 of interest expense and amortization of debt issuance costs associated with the Initial Term Loan Facility and Revolving Credit Facility to construction of the OG2 satellites. For the years ended December 31, 2015 and 2014, the Company capitalized all of the interest expense and amortization of the debt issuance costs associated with the Initial Term Loan Facility and Revolving Credit Facility to construction of the OG2 satellites.  The Company recorded charges of $9,085 to interest expense on its consolidated statement of operations for the year ended December 31, 2016 related to interest expense and amortization of debt issuance costs associated with the Term B2 and Term B3 Facilities and the Initial Term Loan Facility and Revolving Credit Facility after the OG2 satellites were placed in service on March 1, 2016.

At December 31, 2016, no amounts were outstanding under the Revolving Credit Facility. The net availability under the Revolving Credit Facility was $10,000.

As of December 31, 2016, the Company was in compliance with all financial covenants.

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts)

Note 12.    Stockholders’ Equity

Preferred stock

The Company currently has 50,000,000 shares of preferred stock authorized.

Series A convertible preferred stock

The Company currently has 1,000,000 shares of Series A convertible preferred stock authorized. As part of the purchase price for the acquisition of StarTrak in 2011, the Company issued 183,550 shares of Series A convertible preferred stock, of which 36,466 shares remain outstanding as of December 31, 2016.

Key terms of the Series A convertible preferred stock are as follows:

Dividends

Holders of the Series A convertible preferred stock are entitled to receive a cumulative 4% dividend annually (calculated on the basis of the redemption price of $10.00 per share) payable quarterly in additional shares of the Series A convertible preferred stock. During the years ended December 31, 2016 and 2015, the Company issued dividends in the amount of 1,415 and 3,665 shares to the holders of the Series A Convertible preferred stock, respectively. As of December 31, 2016, dividends in arrears was $4.

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

Common Stock

At December 31, 2016, the Company has reserved 17,402,425 shares of common stock for future issuances related to employee stock compensation plans.

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

Note 13.    Segment Information

The Company operates in one reportable segment, IoT Services. Other than satellites in orbit, goodwill and intangible assets, long-lived assets outside of the United States are not significant. The Company’s foreign exchange exposure is limited as approximately 87% of the Company’s consolidated revenue is collected in US dollars. The following table summarizes revenues on a percentage basis by geographic regions, based on the country in which the customer is located.

	Years ended December 31,
	2016	2015	2014
United States	62%	64%	76%
South America	11%	13%	—
Japan	2%	2%	6%
Europe	18%	19%	14%
Other	7%	2%	4%
	100%	100%	100%

Note 14.    Income Taxes

The following is a summary of the Company’s provision for income taxes for the years ended December 31, 2016, 2015 and 2014:

	December 31,
	2016	2015	2014
Current
Federal	$—	$—	$(10)
State	(64)	155	29
International	387	243	704
Total	323	398	723
Deferred:
Federal	(10,943)	(6,256)	(1,570)
State	(1,115)	(455)	(214)
International	(98)	251	(285)
Valuation allowance	12,350	7,287	1,754
Total	194	827	(315)
Income taxes	$517	$1,225	$408

United States and foreign income (loss) before income taxes for the years ended December 31, 2016, 2015 and 2014 is as follows:

	Years ended December 31,
	2016	2015	2014
United States	$(28,855)	$(17,877)	$(5,990)
Foreign	6,146	6,103	1,873
Total	$(22,709)	$(11,774)	$(4,117)

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts)

The components of net deferred tax assets (liabilities) are as follows:

	December 31,
	2016	2015
Deferred tax assets:
Acquisition related costs	$603	$605
Deferred revenues	2,521	2,558
Allowance for doubtful accounts	1,186	1,339
Inventory	1,420	865
Deferred compensation	5,346	4,807
Bonus accruals	942	680
Vacation accrual	246	219
Deferred rent	1,051	1,102
Warranty accrual	570	576
Accrued expenses	476	433
Satellite network and other property	7,314	2,329
Foreign tax credit	3,011	4,398
Alternative minimum tax credit	325	325
Tax loss carryforwards and credits	11,128	5,089
Other	7	4
Total deferred tax assets	36,146	25,329
Deferred tax liabilities:
Intangible Assets	(19,309)	(20,993)
Goodwill	(2,852)	(2,196)
Total deferred tax liabilities	(22,161)	(23,189)
Net deferred tax assets before valuation allowance	13,985	2,140
Less valuation allowance	(32,550)	(20,200)
Net deferred tax asset (liabilities)	(18,565)	(18,060)
Deferred tax assets, non-current	80	80
Deferred tax liabilities, non-current	(18,645)	(18,140)
Net deferred tax assets (liabilities)	(18,565)	(18,060)

The Company elected to retrospectively apply recent accounting guidance requiring all deferred tax balances be classified as noncurrent.  Accordingly, all current deferred tax assets and current tax liabilities have been classified as noncurrent as of December 31, 2016.  The components of deferred tax assets (liabilities) and the balance sheet as of December 31, 2015 have been reclassified to reflect the retrospective application of ASU 2015-17 “Balance Sheet Classification of Deferred Taxes.”

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts)

Income taxes differs from the amount computed by applying the statutory U.S. Federal income tax rate because of the effect of the following items:

	Years Ended December 31,
	2016	2015	2014
Income tax expense at U.S. statutory rate of 34%	$(7,720)	$(4,003)	$(1,400)
State income taxes, net of federal benefit	(1,186)	(353)	(195)
Effect of foreign subsidiaries	(291)	(687)	163
Tax credits	(633)	(669)	—
Permanent items in connection with the purchase of Euroscan	—	—	219
Permanent items for the fair value adjustment of the Euroscan contingent consideration	—	—	(390)
Other permanent items	(1,183)	(451)
Change in uncertain tax positions	124
True-up from prior years	(831)
Other	(113)	101	257
Change in valuation allowance	12,350	7,287	1,754
Income tax	$517	$1,225	$408

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

As of December 31, 2016 and 2015, the Company maintained a valuation allowance against all of its net deferred tax assets, excluding goodwill, attributable to operations in the United States and all other foreign jurisdictions, except for Japan, as the realization was not considered more likely than not.

The net change in the total valuation allowance for the years ended December 31, 2016, 2015 and 2014 was $12,350, $7,287 and $1,754, respectively.

The Company recognizes tax benefits associated with the exercise of SARs and stock options and vesting of RSUs directly to stockholders’ equity only when the tax benefit reduces income tax payable on the basis that a cash tax savings has occurred. Accordingly, deferred tax assets are not recognized for net operating loss carryforwards resulting from tax benefits. As of December 31, 2016 and 2015, the Company has not recognized in its deferred tax assets an aggregate of $6,409 and $5,943 of windfall tax benefits associated with the exercise of SARs and stock options and the vesting of RSUs, respectively.

As of December 31, 2016 and 2015, the Company had potentially utilizable federal net operating loss tax carryforwards of $34,380 and $18,427, respectively. As of December 31, 2016 and 2015, the Company had potentially utilizable state net operating loss tax carryforwards of $40,263 and $11,732, respectively. The net operating loss carryforwards expire at various times through 2036. At December 31, 2016 and December 31, 2015, the Company had potentially utilizable foreign net operating loss carryforwards of $6,947 and $5,932, respectively. The foreign net operating loss carryforwards expire on various dates through 2036.

The utilization of the Company’s net operating losses may be subject to a substantial limitation due to the “change of ownership provisions” under Section 382 of the Internal Revenue Code and similar state provisions. Such limitation may result in the expiration of the net operating loss carryforwards before their utilization.

As of December 31, 2016, the Company has not provided deferred income taxes on the undistributed earnings of its foreign subsidiaries. The amount of such earnings was $13,045. These earnings have been permanently reinvested and the Company does not plan to initiate action that would precipitate the payment of income taxes thereon. It is not practicable to estimate the amount of additional tax that might be payable on these undistributed earnings.

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts)

The following table is a reconciliation of the beginning and ending amount of unrecognized tax benefits:

	2016	2015	2014
Balance at January 1,	$775	$775	$775
Additions for tax positions related to prior years	—	—	—
Additions for tax positions	81	—	—
Reductions for tax positions of prior years	—	—	—
Settlements	—	—	—
Balance at December 31,	$856	$775	$775

The company accrued interest and penalties related to uncertain tax positions of $43 for the year ended December 31, 2016.  No interest and penalties related to unrecognized tax benefits were accrued during the years ended December 31, 2015 and 2014.  Interest and penalties are not reflected in the table above and are included in income tax expense.

As of December 31, 2016, $775 of the unrecognized tax benefits have been recorded as a reduction to the Company’s federal and state net operating loss tax carryforwards in deferred tax assets.  Due to the existence of the Company’s valuation allowance, these unrecognized tax benefits, if recognized, would not impact the Company’s effective income tax rate.  The remaining balance of $81, if recognized, would affect the effective tax rate. The Company is subject to U.S. federal and state examinations by tax authorities from 2013. The Company does not expect any significant changes to its unrecognized tax positions during the next twelve months.

Note 15.    Commitments and Contingencies

Legal Proceedings

ORBCOMM v. CalAmp Corp.

On April 7, 2016, ORBCOMM filed a complaint against defendant CalAmp Corp. in the Eastern District of Virginia alleging infringement of five patents, seeking compensatory damages, treble damages, and an injunction.

On May 27, 2016, CalAmp Corp. filed a motion to dismiss ORBCOMM’s claims on the basis, inter alia, that ORBCOMM’s patents are directed at ineligible subject matter and are therefore invalid under 35 U.S.C. § 101.  On July 22, 2016, the court denied CalAmp’s motion; however, CalAmp filed a motion for reconsideration of its motion to dismiss.  On October 19, 2016, the court denied CalAmp’s motion for reconsideration with respect to four of the five patents in suits and granted CalAmp’s motion to invalidate one of the Company’s patents in suit as directed to an unpatentable abstract idea.  The Company has since dismissed its claims with respect to four of five original patents in-suit including the single patent found to be invalid by the court.

On July 18, 2016, CalAmp Corp. filed its answer to ORBCOMM’s complaint and counterclaim for (1) declaratory judgment of unenforceability of ORBCOMM’s patents in-suit; (2) inequitable conduct related to the U.S. Patent and Trademark Office action to correct the one remaining patent in-suit described below and (3) an award of legal fees to CalAmp Corp.

On January 25, 2017, the court ruled on the disputed claim construction issues with respect to the remaining patent in-suit, in which it ruled that the claim term “wireless network” is limited to wireless pager networks.  While this claim construction would result in a finding non-infringement by CalAmp Corp, the Company believes this claim construction to be incorrect and is in the process of filing an appeal which will review this claim construction ruling on a de novo basis.

Each of ORBCOMM and CalAmp have filed motions for summary judgment with respect to CalAmp’s counterclaim for inequitable conduct related to the U.S. Patent and Trademark Office action to correct the one remaining patent-in-suit.  CalAmp’s motion seeks summary judgment finding inequitable conduct rendering the patent unenforceable and providing a basis to seek an award of its legal fees. ORBCOMM’s motion seeks summary judgment to dismiss such counterclaim.  The Court’s ruling on these competing motions remains pending.

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

The Company believes that its products and services do not infringe CalAmp Wireless’ patents and/or that CalAmp Wireless’ patents are invalid.  On February 9, 2017 the Court invalidated the majority of the claims in one of the two patents in-suit brought by CalAmp. The Company intends to vigorously defend itself against CalAmp Wireless’ claims.  At this early stage of the lawsuit, it is not feasible to predict with any certainty the outcome of this litigation, and the Company has made no accrual for these claims.

In addition to the foregoing matters, we are involved in various litigation claims or matters involving ordinary and routine claims incidental to our business.  While the outcome of any such claims or litigation cannot be predicted with certainty, management currently believes that the outcome of these proceedings, either individually or in the aggregate, will not have a material adverse effect on our business, results of operations or financial condition.

OG2 Satellite Insurance

In April 2014, the Company obtained launch and one year from launch in-orbit insurance for the OG2 satellite program. For the first launch of six satellites, the Company obtained (i) a maximum total of $66,000 of launch plus one year in-orbit insurance coverage; and (ii) $22,000 of launch vehicle flight only insurance coverage (“Launch One”). The total premium cost for Launch One was $9,953. For the second launch of 11 satellites, the Company obtained (i) a maximum total of $120,000 of launch plus one year in-orbit insurance coverage; and (ii) $22,000 of launch vehicle flight only insurance coverage (“Launch Two”). The total premium cost for Launch Two was $16,454. In April 2014, the Company paid the total premium for Launch One and 5% of the total premium for Launch Two, with the balance of the premium cost for Launch Two paid in December 2015. The majority of the premium payments are recorded as satellite network and other equipment, net in the consolidated balance sheet.

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

On July 14, 2015, the Company obtained an additional one year in-orbit insurance for the five mission one OG2 satellites for a maximum total of $40,000. The additional in-orbit coverage took effect on July 15, 2015, following the end of the coverage period for the initial launch and one year in-orbit insurance for Launch One. This additional policy contains a one satellite deductible across the five in-orbit OG2 satellites whereby claims are payable in excess of the first satellite that is a total loss or constructive total loss. The policy is also subject to a specific exclusion for losses that have resulted from an anomaly with the same signatures as the initial OG2 satellite loss. There are other specified exclusions and material change limitations customary in the industry which include losses resulting from war, antisatellite devices, insurrection, terrorist acts, government confiscation, radioactive contamination, electromagnetic interference, loss of revenue and third party liability. On July 15, 2016, the Company extended the in-orbit insurance policy for the five mission one OG2 satellites through December 21, 2016, under the same terms, for a premium of $179. The Company did not renew the insurance after December 21, 2016.

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts)

In August 2016 the Company lost communication with one of its OG2 satellites, launched on July 14, 2014. The Company recorded a non-cash impairment charge of $10,680 on the consolidated statement of operations to write off the net book value of the satellite.  In addition, the Company decreased satellite network and other equipment, net and the associated accumulated depreciation on the consolidated balance sheet by $13,474 and $2,794, respectively.

The Company notified its in-orbit insurers that the loss of this OG2 satellite may result in a constructive total loss of that satellite.  Under the insurance terms mentioned above, this satellite was the one satellite deductible applicable to the five mission one OG2 satellites, under which no claim is payable.

Airtime credits

In 2001, in connection with the organization of ORBCOMM Europe and the reorganization of the ORBCOMM business in Europe, the Company agreed to grant certain country representatives in Europe approximately $3,736 in airtime credits. The Company has not recorded the airtime credits as a liability for the following reasons: (i) the Company has no obligation to pay the unused airtime credits if they are not utilized; and (ii) the airtime credits are earned by the country representatives only when the Company generates revenue from the country representatives. The airtime credits have no expiration date. Accordingly, the Company is recording airtime credits as services are rendered and these airtime credits are recorded net of revenues from the country representatives. For the years ended December 31, 2016, 2015 and 2014 airtime credits used totaled approximately $28, $29, and $30, respectively. As of December 31, 2016 and 2015 unused credits granted by the Company were approximately $2,009 and $2,038, respectively.

Operating leases

The Company leases office, storage and other facilities under agreements classified as operating leases which expire through 2024. Future minimum lease payments, by year and in the aggregate, under non-cancelable operating leases with initial or remaining terms of one year or more as of December 31, 2016 are as follows:

Years ending December 31,
2017	$3,076
2018	3,049
2019	2,930
2020	2,526
2021	1,998
Thereafter	3,926
$17,505

Rent expense for the years ended December 31, 2016, 2015 and 2014 was approximately $3,047, $2,692 and $2,384, respectively, and is recognized on a straight line basis over the lease term.

Agreements with carrier data providers

The Company has contractual minimum payments under the terms of its agreements with certain carrier data providers. Future minimum payments, based on the number of subscribers as of December 31, 2016, for the years ended December 31, 2017, 2018, 2019, 2020 and 2021 are $7,283, $5,699, $5,531, $3,699, and $3,699, respectively.

Agreement with vendor parts supplier

The Company has contractual minimum payments under the terms of its agreements with a vendor parts supplier.  Future minimum payments for the years ended December 31, 2017, 2018 and 2019 are $1,017, $1,950 and $1,058, respectively.

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

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts)

In addition, the plan contains a discretionary contribution component pursuant to which the Company may make an additional annual contribution. Contributions vest over a five-year period from the employee’s date of employment. For the years ended December 31, 2016, 2015 and 2014, the Company made $514, $488 and $484 in contributions, respectively.

Note 17.    Supplemental Disclosure of Noncash Investing and Financing Activities

	Years ended December 31,
	2016	2015	2014
Investing activities:
Acquisition-related contingent consideration	$514	$542	$4,809
Common stock issued in connection with the acquisition of businesses	—	—	2,243
Capital expenditures incurred not yet paid	835	3,874	9,081
Capital expenditure milestone payable incurred not yet paid	4,609	—	—
Stock-based compensation included in capital expenditures	314	195	307
Unpaid debt issuance costs included in accrued liabilities	—	—	734
Unpaid share issuance cost included in accrued liabilities	—	—	60
Capitalized interest expense included in accrued liabilities	—	894	1,389
Financing activities:
Common stock issued as form of payment for MPUs	—	358	213
Common stock issued as payment for contingent consideration	352	—	—
Series A convertible preferred stock dividend paid in kind	14	36	37

Note 18.    Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2016
Revenues	$43,560	$50,064	$46,288	$46,832
(Loss) income from operations	$(114)	$(1,615)	$(12,053)	$(704)
Net (loss) income attributable to ORBCOMM Inc.	$(2,096)	$(4,169)	$(14,041)	$(3,205)
Net (loss) income per common share-basic:
Net (loss) income attributable to ORBCOMM Inc.	(0.03)	(0.06)	(0.20)	(0.05)
Net (loss) income per common share-diluted
Net (loss) income attributable to ORBCOMM Inc.	(0.03)	(0.06)	(0.20)	(0.05)
Weighted-average shares outstanding (in thousands):
Basic	70,700	70,900	70,997	71,032
Diluted	70,700	70,900	70,997	71,032

2015
Revenues	$42,330	$44,883	$46,084	$44,996
(Loss) income from operations	(1,277)	(11,566)	3,193	2,435
Net (loss) income attributable to ORBCOMM Inc.	(2,873)	(12,208)	1,591	239
Net (loss) income per common share-basic:
Net (loss) income attributable to ORBCOMM Inc.	(0.04)	(0.17)	0.02	0.00
Net (loss) income per common share-diluted
Net (loss) income attributable to ORBCOMM Inc.	(0.04)	(0.17)	0.02	0.00
Weighted-average shares outstanding (in thousands):
Basic	70,238	70,427	70,460	70,546
Diluted	70,238	70,427	71,918	72,209

Schedule II — Valuation and Qualifying Accounts

	Col. B	Col. C					Col. E
Description	Balance at Beginning of the Period	Charged to Costs and Expenses	Charged to Other Accounts		Col. D Deductions		Balance at End of the Period
	(Amounts in thousands)
Year ended December 31, 2016
Allowance for doubtful receivables	$1,233	310	486	(1)	—		$1,057
Deferred tax asset valuation allowance	$20,200	12,350	—	(2)	—	(3)	$32,550
Year ended December 31, 2015
Allowance for doubtful receivables	$706	669	142	(1)	—		$1,233
Deferred tax asset valuation allowance	$12,913	7,287	—	(2)	—	(3)	$20,200
Year ended December 31, 2014
Allowance for doubtful receivables	$279	403	24	(1)	—		$706
Deferred tax asset valuation allowance	$11,235	1,718	(40)	(2)	—	(3)	$12,913

(1)	Amounts relate to write-offs net of recoveries.
(2)	Amounts relate to differences in foreign exchange rates.
(3)	Amounts relate to deferred tax assets acquired in acquisitions.

Exhibit Index

Exhibit No.	Description	Page No.
3.1	Restated Certificate of Incorporation of the Company, filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, is incorporated herein by reference.
3.2	Amended Bylaws of the Company, filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, is incorporated herein by reference.
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

*10.2	Non-Employee Director Deferred Compensation Plan, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, is incorporated herein by reference.
10.3

Form of Indemnification Agreement between the Company and the executive officers and directors of the Company, filed as Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference.

10.4

Schedule identifying agreements substantially identical to the form of Indemnification Agreement, filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, is incorporated herein by reference.

*10.5	2016 Long-Term Incentive Plan, filed as Exhibit 99.1 to the Company's Current Report on Form 8-K Filed on April 26, 2016, is incorporated herein by reference.
*10.5.1

Form of Restricted Stock Unit Award Agreement (including Restricted Stock Unit Award Agreement Terms and Conditions) under the Company's 2016 Long-Term Incentives Plan, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, is incorporated herein by reference.

*10.5.2

Form of Performance Unit Award Agreement under the Company's 2016 Long-Term Incentives Plan, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, is incorporated herein by reference.

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

*10.7	Summary of Non-Employee Director Compensation, filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, is incorporated herein by reference.

Exhibit No.	Description	Page No.
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