Form 10-Q
period 2017-03-31
ORBCOMM Inc.
filed 2017-05-04
CIK 1361983

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock as of May 1, 2017 is 71,668,045.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ORBCOMM Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value and share data)

(Unaudited)

	March 31,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$19,955	$25,023
Accounts receivable, net of allowance for doubtful accounts of $1,021 and $1,057, respectively	38,453	31,937
Inventories	23,401	23,217
Prepaid expenses and other current assets	6,418	8,031
Total current assets	88,227	88,208
Satellite network and other equipment, net	214,059	215,841
Goodwill	114,033	114,033
Intangible assets, net	80,031	82,545
Other assets	10,323	5,447
Deferred income taxes	86	80
Total assets	$506,759	$506,154
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$12,535	$12,481
Accrued liabilities	32,678	30,431
Current portion of deferred revenue	7,293	7,414
Total current liabilities	52,506	50,326
Note payable - related party	1,218	1,195
Note payable, net of unamortized deferred issuance costs	147,685	147,458
Deferred revenue, net of current portion	2,888	2,978
Deferred tax liabilities	18,799	18,645
Other liabilities	3,401	3,684
Total liabilities	226,497	224,286
Commitments and contingencies
Equity:
ORBCOMM Inc. stockholders' equity
Series A Convertible Preferred Stock, par value $0.001; 1,000,000 shares authorized; 36,466 and 36,466 shares issued and outstanding	364	364
Common stock, par value $0.001; 250,000,000 shares authorized; 71,695,802 and 71,111,863 shares issued at March 31, 2017 and December 31, 2016	72	71
Additional paid-in capital	388,418	386,920
Accumulated other comprehensive income (loss)	(887)	(1,089)
Accumulated deficit	(108,292)	(104,949)
Less treasury stock, at cost; 29,990 shares at March 31, 2017 and December 31, 2016	(96)	(96)
Total ORBCOMM Inc. stockholders' equity	279,579	281,221
Noncontrolling interest	683	647
Total equity	280,262	281,868
Total liabilities and equity	$506,759	$506,154

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ORBCOMM Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues:
Service revenues	$29,512	$26,914
Product sales	22,409	16,646
Total revenues	51,921	43,560
Cost of revenues, exclusive of depreciation and amortization shown below:
Cost of services	9,569	9,188
Cost of product sales	17,648	11,450
Operating expenses:
Selling, general and administrative	12,241	11,756
Product development	1,588	1,957
Depreciation and amortization	11,022	8,959
Acquisition - related and integration costs	228	364
Loss from operations	(375)	(114)
Other income (expense):
Interest income	118	88
Other income (expense)	5	(190)
Interest expense	(2,426)	(1,699)
Total other expense	(2,303)	(1,801)
Loss before income taxes	(2,678)	(1,915)
Income taxes	623	162
Net loss	(3,301)	(2,077)
Less: Net income attributable to the noncontrolling interests	42	19
Net loss attributable to ORBCOMM Inc.	$(3,343)	$(2,096)
Net loss attributable to ORBCOMM Inc. common stockholders	$(3,343)	$(2,096)
Per share information-basic:
Net loss attributable to ORBCOMM Inc. common stockholders	$(0.05)	$(0.03)
Per share information-diluted:
Net loss attributable to ORBCOMM Inc. common stockholders	$(0.05)	$(0.03)
Weighted average common shares outstanding:
Basic	71,424	70,700
Diluted	71,424	70,700

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ORBCOMM Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net loss	$(3,301)	$(2,077)
Other comprehensive income (loss) - Foreign currency translation adjustments	196	501
Other comprehensive income	196	501
Comprehensive loss	(3,105)	(1,576)
Less: Comprehensive (income) attributable to noncontrolling interests	(36)	(6)
Comprehensive loss attributable to ORBCOMM Inc.	$(3,141)	$(1,582)

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ORBCOMM Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(3,301)	$(2,077)
Adjustments to reconcile net loss to net cash provided by operating activities:
Change in allowance for doubtful accounts	(36)	(303)
Change in the fair value of acquisition-related contingent consideration	(495)	100
Amortization of the fair value adjustment related to warranty liabilities acquired through acquisitions	—	(8)
Amortization of deferred financing fees	229	155
Depreciation and amortization	11,022	8,959
Stock-based compensation	1,524	1,386
Foreign exchange (gain) loss	(26)	351
Deferred income taxes	155	203
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(6,399)	(1,096)
Inventories	(151)	(864)
Prepaid expenses and other assets	1,768	(969)
Accounts payable and accrued liabilities	(3,461)	(877)
Deferred revenue	(229)	(1,178)
Other liabilities	(98)	(118)
Net cash provided by operating activities	502	3,664
Cash flows from investing activities:
Capital expenditures	(5,645)	(9,835)
Net cash (used in) investing activities	(5,645)	(9,835)
Cash flows from financing activities:
Net cash (used in) financing activities	—	—
Effect of exchange rate changes on cash and cash equivalents	75	252
Net decrease in cash and cash equivalents	(5,068)	(5,919)
Beginning of period	25,023	27,077
End of period	$19,955	$21,158
Supplemental disclosures of cash flow information:
Cash paid for
Interest	$2,194	$2,198
Income taxes	$—	$138
Supplemental schedule of noncash investing and financing activities
Noncash investing and financing activities:
Capital expenditures incurred not yet paid	$1,391	$3,777
Capital expenditure milestone payable incurred not yet paid	$—	$5,070
Stock-based compensation related to capital expenditures	$131	$66
Series A convertible preferred stock dividend paid in kind	$—	$—

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ORBCOMM Inc.

Condensed Consolidated Statements of Changes in Equity

Three Months Ended 2017 and 2016

(in thousands, except share data)

(Unaudited)

						Accumulated
	Series A convertible				Additional	other
	Preferred stock		Common stock		paid-in	comprehensive	Accumulated	Treasury stock		Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	income	deficit	Shares	Amount	interests	equity
Balances, January 1, 2017	36,466	$364	71,111,863	$71	$386,920	$(1,089)	$(104,949)	29,990	$(96)	$647	$281,868
Vesting of restricted stock units	—	—	554,469	1	—	—	—	—	—	—	1
Stock-based compensation	—	—	—	—	1,498	—	—	—	—	—	1,498
Exercise of SARs	—	—	29,470	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	(3,343)	—	—	42	(3,301)
Foreign currency translation adjustments	—	—	—	—	—	202	—	—	—	(6)	196
Balances, March 31, 2017	36,466	$364	71,695,802	$72	$388,418	$(887)	$(108,292)	29,990	$(96)	$683	$280,262
Balances, January 1, 2016	35,759	$357	70,613,642	$71	$381,659	$(1,174)	$(81,424)	29,990	$(96)	$363	$299,756
Vesting of restricted stock units	—	—	250,859	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,249	—	—	—	—	—	1,249
Conversion of preferred stock to common stock	(586)	(6)	976	—	6	—	—	—	—	—	—
Exercise of SARs	—	—	9,740	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	(2,096)	—	—	19	(2,077)
Foreign currency translation adjustments	—	—	—	—	—	514	—	—	—	(13)	501
Balances, March 31, 2016	35,173	$351	70,875,217	$71	$382,914	$(660)	$(83,520)	29,990	$(96)	$369	$299,429

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ORBCOMM Inc.

Notes to the Condensed Consolidated Financial Statements

(All amounts in thousands except share amounts, per share amounts or unless otherwise noted)

1. Organization and Business

ORBCOMM Inc. (“ORBCOMM” or the “Company”), a Delaware corporation, is a global provider of Internet of Things (“IoT”) solutions, including network connectivity, devices, device management and web reporting applications. The Company’s IoT products and services are designed to track, monitor, control and enhance security for a variety of assets, such as trailers, trucks, rail cars, sea containers, generators, fluid tanks, marine vessels, diesel or electric powered generators (“gensets”), oil and gas wells, pipeline monitoring equipment, irrigation control systems and utility meters, in industries for transportation & supply chain, heavy equipment, fixed asset monitoring, maritime and government. Additionally, the Company provides satellite Automatic Identification Service (“AIS”) data services to assist in vessel navigation and to improve maritime safety for government and commercial customers worldwide. The Company provides these services using multiple network platforms, including a constellation of low-Earth orbit (“LEO”) satellites and accompanying ground infrastructure, as well as terrestrial-based cellular communication services obtained through reseller agreements with major cellular (Tier One) wireless providers. The Company also offers customer solutions utilizing additional satellite network service options that the Company obtains through service agreements entered into with multiple mobile satellite providers. The Company’s satellite-based customer solution offerings use small, low power, mobile satellite subscriber communicators for remote asset connectivity, and the Company’s terrestrial-based solutions utilize cellular data modems with subscriber identity modules (“SIMS”). The Company also resells service using the two-way Inmarsat satellite network to provide higher bandwidth, low-latency satellite products and services, leveraging the Company’s IsatDataPro (“IDP”) technology. The Company’s customer solutions provide access to data gathered over these systems via connections to other public or private networks, including the Internet. The Company provides what it believes is the most versatile, leading-edge IoT solutions in the Company’s markets to enable its customers to run their business more efficiently.

2. Summary of Significant Accounting Principles

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to SEC rules. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The accompanying financial statements are unaudited and, in the opinion of management, include all adjustments (including normal recurring accruals) necessary for a fair presentation of the consolidated financial position, results of operations, comprehensive income and cash flows for the periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. The financial statements include the accounts of the Company, its wholly-owned and majority-owned subsidiaries, and investments in variable interest entities in which the Company is determined to be the primary beneficiary. All significant intercompany accounts and transactions have been eliminated in consolidation. The portions of majority-owned subsidiaries that the Company does not own are reflected as noncontrolling interests in the condensed consolidated balance sheets.

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

Although the Company owns interests in companies that it accounts for pursuant to the equity method, the investments in those entities had no carrying value as of March 31, 2017 and December 31, 2016. The Company has no guarantees or other funding obligations to those entities. The Company had no equity in or losses of those investees for the three months March 31, 2017 and 2016.

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

The carrying value of the Company’s financial instruments, including cash, accounts receivable and accounts payable approximated their fair value due to the short-term nature of these items. As of March 31, 2017, the carrying value of the Secured Credit Facilities, as defined below, approximated its fair value as the debt is at variable interest rates. The fair value of the Note payable-related party is deminimus.

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

There were no customers with revenues greater than 10% of the Company’s consolidated total revenues for the three months ended March 31, 2017 and 2016.

There were no customers who comprised greater than 10% of the Company’s consolidated accounts receivable as of March 31, 2017. One customer, Caterpillar, Inc., comprised 10.5% of the Company’s consolidated accounts receivable as of December 31, 2016.

As of March 31, 2017, the Company did not maintain in-orbit insurance coverage for its ORBCOMM Generation 1 (“OG1”) or ORBCOMM Generation 2 (“OG2”) satellites to address the risk of potential systemic anomalies, failures or catastrophic events affecting its satellite constellation.

Inventories

Inventories are stated at the lower of cost or market, determined on a first-in, first-out basis. At March 31, 2017 and December 31, 2016, inventory consisted primarily of finished goods and purchased parts to be utilized by its contract manufacturer totaling $18,030 and $14,531, respectively, and $5,371 and $8,686, respectively, of raw materials, net of inventory obsolescence. The Company reviews inventory quantities on hand and evaluates the realizability of inventories and adjusts the carrying value as necessary based on forecasted product demand. A provision, recorded in cost of product sales on the Company’s condensed consolidated statement of operations, is made for potential losses on slow moving and obsolete inventories when identified.

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

The Company’s satellite constellation and related assets are evaluated as a single asset group whenever facts or circumstances indicate that the carrying value may not be recoverable. If indicators of impairment are identified, recoverability of long-lived assets is measured by comparing their carrying amount to the projected cash flows the assets are expected to generate.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09 “Revenue from Contracts with Customers” (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In July 2015, the FASB deferred the effective date of ASU No. 2014-09 for all entities by one year. As a result, the new standard is effective for the Company on January 1, 2018. Early adoption prior to the original effective date is not permitted. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. The Company will adopt ASU 2014-09 in the first quarter of 2018 and apply the modified retrospective method. The Company is in the process of evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures, if any, and will continue to provide updates during 2017.

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

In January 2017, the FASB issued ASU No. 2017-04 “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”) and is effective beginning with the fiscal year ending December 31, 2020. ASU 2017-04 removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation.  A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.  The adoption of this standard, which will be applied prospectively, is not expected to have a material impact on the Company’s consolidated financial statements.

3. Acquisitions

Skygistics Ltd.

On May 26, 2016, pursuant to an Asset Purchase Agreement entered into on April 11, 2016 among a wholly owned subsidiary of the Company, Skygistics Propriety Limited and Satconnect Propriety Limited (the “Skygistics Sellers”), the Company completed the acquisition of substantially all of the assets of Skygistics (PTY) Ltd. (“Skygistics”) for a purchase price of $3,835 and additional contingent consideration of up to $954, subject to certain operational milestones (the “Skygistics Acquisition”).

Contingent Consideration

Additional consideration is conditionally due to the Skygistics Sellers upon achievement of certain financial milestones through April 2017. The fair value measurement of the contingent consideration obligation is determined using Level 3 unobservable inputs supported by little or no market activity based on the Company’s own assumptions. The estimated fair value of the contingent consideration was determined based on the Company’s preliminary estimates using the probability-weighted discounted cash flow approach. The financial milestone for this additional consideration are not expected to be met, and therefore, the Company recorded a reduction of the contingent liability of $519 in selling, general and administrative (“SG&A”) expenses in the condensed consolidated statement of operations in the three months ended March 31, 2017.

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

Contingent Consideration

Additional consideration is conditionally due to MWL Management B.V. and R.Q. Management B.V. upon achievement of financial and operational milestones through March 2017. The fair value measurement of the contingent consideration obligation is determined using Level 3 unobservable inputs supported by little or no market activity based on our own assumptions. The estimated fair value of the contingent consideration was determined based on the Company’s preliminary estimates using the probability-weighted discounted cash flow approach. As of March 31, 2017 and December 31, 2016, the Company recorded $680 and $655, respectively, in accrued expenses on the condensed consolidated balance sheet in connection with the contingent consideration. Changes in the fair value of the contingent consideration obligations are recorded in the condensed consolidated statement of operations. For the three months ended March 31, 2017 and 2016, an expense of $25 and $88 were recorded in SG&A in the condensed consolidated statement of operations for accretion associated with the contingent consideration.

4. Stock-based Compensation

On April 20, 2016, the stockholders of the Company approved the ORBCOMM Inc. 2016 Long-Term Incentives Plan (the “2016 LTIP”). The 2016 LTIP replaces the Company’s 2006 Long-Term Incentives Plan (the “2006 LTIP”). The number of shares authorized for delivery under the 2016 LTIP is 6,949,400 shares, including 1,949,400 shares that remained available under the 2006 LTIP as of February 17, 2016, plus any shares previously subject to awards under the 2006 LTIP that are cancelled, forfeited or lapse unexercised since that date. As of March 31, 2017, there were 7,115,859 shares available for grant under the 2016 LTIP.

Total stock-based compensation recorded by the Company for the three months ended March 31, 2017 and 2016 was $1,524 and $1,386, respectively. Total capitalized stock-based compensation for the three months ended March 31, 2017 and 2016 was $131 and $66, respectively.

The following table summarizes the components of stock-based compensation expense in the condensed consolidated statements of operations for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
	2017	2016
Cost of services	$159	$175
Cost of product sales	23	12
Selling, general and administrative	1,272	1,078
Product development	70	121
Total	$1,524	$1,386

As of March 31, 2017, the Company had unrecognized compensation costs for stock appreciation rights (“SARs”) and restricted stock units (“RSUs”) totaling $5,059.

Time-Based Stock Appreciation Rights

A summary of the Company’s time-based SARs for the three months ended March 31, 2017 is as follows:

			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
	Number of	Average	Contractual	Value
	Shares	Exercise Price	Term (years)	(In thousands)
Outstanding at January 1, 2017	3,789,394	$5.23
Granted	90,000	8.58
Exercised	(46,500)	4.18
Forfeited or expired	—	—
Outstanding at March 31, 2017	3,832,894	$5.25	4.36	$18,389
Exercisable at March 31, 2017	3,706,527	$5.17	4.12	$18,448
Vested and expected to vest at March 31, 2017	3,832,894	$5.25	4.36	$18,389

For the three months ended March 31, 2017 and 2016, the Company recorded stock-based compensation expense of $154 and $94, respectively, relating to these SARs. As of March 31, 2017, $745 of total unrecognized compensation cost related to these SARs is expected to be recognized through August 2018.

The intrinsic value of the time-based SARs exercised during the three months ended March 31, 2017 was $241.

Performance-Based Stock Appreciation Rights

A summary of the Company’s performance-based SARs for the three months ended March 31, 2017 is as follows:

			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
	Number of	Average	Contractual	Value
	Shares	Exercise Price	Term (years)	(In thousands)
Outstanding at January 1, 2017	589,424	$6.06
Granted	—	—
Exercised	(6,800)	3.06
Forfeited or expired	(44,611)	11.00
Outstanding at March 31, 2017	538,013	$5.85	4.46	$3,262
Exercisable at March 31, 2017	538,013	$5.85	4.46	$3,262
Vested and expected to vest at March 31, 2017	538,013	$5.85	4.46	$3,262

For the three months ended March 31 2016, the Company recorded stock-based compensation expense of $2 relating to these SARs. As of March 31, 2017, there is no unrecognized compensation cost related to these SARs expected to be recognized.

The intrinsic value of the performance-based SARs exercised during the three months ended March 31, 2017 was $41.

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

Three Months Ended March 31,
2017
Risk-free interest rate	2.10%
Expected life (years)	6.0
Estimated volatility factor	59.85%
Expected dividends	None

Time-based Restricted Stock Units

A summary of the Company’s time-based RSUs for the three months ended March 31, 2017 is as follows:

	Shares	Weighted- Average Grant Date Fair Value
Balance at January 1, 2017	691,952	$8.28
Granted	47,370	8.59
Vested	(342,084)	6.90
Forfeited or expired	(1,556)	8.03
Balance at March 31, 2017	395,682	$9.52

For the three months ended March 31, 2017 and 2016, the Company recorded stock-based compensation expense of $700 and $562, respectively, related to these RSUs. As of March 31, 2017, $2,844 of total unrecognized compensation cost related to these RSUs is expected to be recognized through September 2019.

Performance-based Restricted Stock Units

A summary of the Company’s performance-based RSUs for the three months ended March 31, 2017 is as follows:

	Shares	Weighted- Average Grant Date Fair Value
Balance at January 1, 2017	473,608	$7.80
Granted	—	—
Vested	(214,190)	6.78
Forfeited or expired	(37,080)	6.83
Balance at March 31, 2017	222,338	$8.94

For the three months ended March 31, 2017 and 2016, the Company recorded stock-based compensation expense of $440 and $525, respectively, related to these RSUs. As of March 31, 2017, $1,470 of total unrecognized compensation cost related to these RSUs is expected to be recognized through March 2018.

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

Three Months Ended March 31,
	2017	2016
Risk-free interest rate	0.99% to 1.44%	0.51% to 0.83%
Estimated volatility factor	30.0% to 33.0%	35.0% to 37.0%
Expected dividends	None	None

For the three months ended March 31, 2017 and 2016, the Company recorded stock-based compensation expense of $184 and $203, respectively, relating to these MPUs.

As of March 31, 2017, the Company recorded $352 and $91 in accrued expenses and other non-current liabilities, respectively, in its condensed consolidated balance sheet. As of December 31, 2016, the Company recorded $715 and $260 in accrued expenses and other non-current liabilities, respectively, in its condensed consolidated balance sheet.

Employee Stock Purchase Plan

The Company’s Board of Directors adopted the ORBCOMM Inc. Employee Stock Purchase Plan (“ESPP”) on February 16, 2016 and the Company’s shareholders approved the ESPP on April 20, 2016. Under the terms of the ESPP, 5,000,000 shares of the Company’s common stock are available for issuance, and eligible employees may have up to 10% of their gross pay deducted from their payroll up to a maximum of $25 per year to purchase shares of the Company’s common stock at a discount of up to 15% of the common stock’s fair market value, subject to certain conditions and limitations. For the three months ended March 31, 2017, the Company recorded stock-based compensation expense of $46 relating to the ESPP.

5. Net Income (Loss) Attributable to ORBCOMM Inc. Common Stockholders

The Company accounts for earnings per share (“EPS”) in accordance with FASB ASC Topic 260, “Earnings Per Share” (“ASC 260”) and related guidance, which requires two calculations of EPS to be disclosed: basic and diluted. The numerator in calculating basic and diluted EPS is an amount equal to the net income (loss) attributable to ORBCOMM Inc. common stockholders for the periods presented. The denominator in calculating basic EPS is the weighted-average shares outstanding for the respective periods. The denominator in calculating diluted EPS is the weighted-average shares outstanding, plus the dilutive effect of unvested SAR and RSU grants and shares of Series A convertible preferred stock for the respective periods. The following sets forth the basic and diluted calculations of EPS for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
	2017	2016
Net loss attributable to ORBCOMM Inc. common stockholders	$(3,343)	$(2,096)
Weighted average number of common shares outstanding:
Basic number of common shares outstanding	71,424	70,700
Dilutive effect of unvested SARs and RSUs and shares of Series A convertible preferred stock	—	—
Diluted number of common shares outstanding	71,424	70,700
Earnings per share:
Basic	$(0.05)	$(0.03)
Diluted	$(0.05)	$(0.03)

The computation of net loss attributable to ORBCOMM Inc. common stockholders for the three months ended March 31, 2017 and 2016 is as follows:

	Three Months Ended
	March 31,
	2017	2016
Net loss attributable to ORBCOMM Inc.	$(3,343)	$(2,096)
Preferred stock dividends on Series A convertible preferred stock	—	—
Net loss attributable to ORBCOMM Inc. common stockholders	$(3,343)	$(2,096)

6. Satellite Network and Other Equipment

Satellite network and other equipment consisted of the following:

	March 31,	December 31,
	2017	2016
Land	$381	$381
Satellite network	232,228	231,782
Capitalized software	36,056	30,758
Computer hardware	4,767	4,707
Other	7,624	7,522
Assets under construction	11,888	11,284
	292,944	286,434
Less: accumulated depreciation and amortization	(78,885)	(70,593)
	$214,059	$215,841

During the three months ended March 31, 2017 and 2016, the Company capitalized internal costs attributable to the design, development and enhancements of the Company’s products and services in the amount of $3,097 and $2,188, respectively.

Depreciation and amortization expense for the three months ended March 31, 2017 and 2016 was $8,330 and $5,431, respectively, including amortization of internal-use software of $1,351 and $850, respectively.

For the three months ended March 31, 2017 and 2016, 65% and 67% of depreciation and amortization expense, respectively, relate to cost of services and 8% and 10%, respectively, relate to cost of product sales, as these assets support the Company’s revenue generating activities.

As of March 31, 2017 and December 31, 2016, assets under construction primarily consist of costs associated with acquiring, developing and testing software and hardware for internal and external use that have not yet been placed into service.

During the three months ended March 31, 2016, the Company recorded an impairment loss on one of its leased AIS satellites. The impairment loss of $466 was determined based on the net carrying value of the asset at the time of the impairment and was recorded in depreciation and amortization in the condensed consolidated statement of operations for the three months ended March 31, 2016. In addition, the Company decreased satellite network and other equipment, net and the associated accumulated depreciation on the condensed consolidated balance sheet by $2,374 and $1,908, respectively.

In August 2016, the Company lost communication with one of its OG2 satellites launched on July 14, 2014. The Company recorded a non-cash impairment charge of $10,680 to write-off the net book value of the satellite. In addition, the Company decreased satellite network and other equipment by $13,474 and associated accumulated depreciation by $2,794 to remove the asset as of September 30, 2016.

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

Goodwill consisted of the following:

Amount
Balance at January 1, 2017	$114,033
Additions through acquisitions	—
Other measurement period adjustments	—
Balance at March 31, 2017	$114,033

Goodwill is allocated to the Company’s one reportable segment, which is its only reporting unit.

The Company’s intangible assets consisted of the following:

		March 31, 2017			December 31, 2016
	Useful life		Accumulated			Accumulated
	(years)	Cost	amortization	Net	Cost	amortization	Net
Customer lists	5-14	$91,757	$(22,214)	$69,543	$91,757	$(20,026)	$71,731
Patents and technology	5-10	16,734	(6,428)	10,306	16,556	(5,990)	10,566
Trade names and trademarks	1-2	2,885	(2,703)	182	2,885	(2,637)	248
		$111,376	$(31,345)	$80,031	$111,198	$(28,653)	$82,545

The weighted-average amortization period for the intangible assets is 10.1 years. The weighted-average amortization period for customer lists, patents and technology and trade names and trademarks is 10.5, 9.2 and 1.2 years, respectively.

Amortization expense was $2,692 and $3,062 for the three months ended March 31, 2017 and 2016, respectively.

Estimated annual amortization expense for intangible assets subsequent to March 31, 2017 is as follows:

Amount
2017 (remaining)	$8,071
2018	10,508
2019	10,472
2020	10,189
2021	9,727
2022	9,271
Thereafter	21,793
$80,031

8. Accrued Liabilities

The Company’s accrued liabilities consisted of the following:

	March 31,	December 31,
	2017	2016
Accrued compensation and benefits	$8,920	$7,456
Warranty	2,239	1,842
Corporate income tax payable	499	453
Contingent consideration amount	680	1,174
Accrued satellite network and other equipment	708	497
Accrued inventory purchases	919	4,292
OG2 satellite milestone payable	4,609	4,609
Accrued interest expense	1,009	1,031
Accrued financing fees	4,994	—
Accrued airtime charges	982	994
Other accrued expenses	7,119	8,083
	$32,678	$30,431

For the three months ended March 31, 2017 and 2016, changes in accrued warranty obligations consisted of the following:

	March 31,
	2017	2016
Beginning balance	$1,842	$2,322
Amortization of fair value adjustment of warranty liabilities acquired through acquisitions	—	(8)
Reduction of warranty liabilities assumed in connection with acquisitions	(119)	(29)
Warranty expense	530	149
Warranty charges	(14)	(293)
Ending balance	$2,239	$2,141

9. Deferred Revenues

Deferred revenues consisted of the following:

	March 31,	December 31,
	2017	2016
Service activation fees	$7,326	$7,594
Prepaid services	2,839	2,777
Prepaid product revenues	—	—
Extended warranty revenues	16	21
	10,181	10,392
Less current portion	(7,293)	(7,414)
Long-term portion	$2,888	$2,978

10. Note Payable-Related Party

In connection with the acquisition of a majority interest in Satcom International Group plc. in 2005, the Company recorded an indebtedness to OHB Technology A.G. (formerly known as OHB Teledata A.G.), a stockholder of the Company. At March 31, 2017 and December 31, 2016, the principal balance of the note payable was €1,138 and it had a carrying value of $1,218 and $1,195, respectively. The carrying value was based on the note’s estimated fair value at the time of acquisition. The difference between the carrying value and principal balance was being amortized to interest expense over the estimated life of the note of six years which ended in September 30, 2011. This note does not bear interest and has no fixed repayment term. Repayment will be made from the distribution profits, as defined in the note agreement, of ORBCOMM Europe LLC, a wholly owned subsidiary of the Company. The note has been classified as long-term and the Company does not expect any repayments to be required prior to March 31, 2018.

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

The Credit Agreement contains customary representations and warranties, conditions to funding, covenants and events of default. The covenants set forth in the Credit Agreement include, among other things, prohibitions on the Company and its subsidiaries against incurring certain indebtedness and investments (other than permitted acquisitions and other exceptions as specified therein), providing certain guarantees and incurring certain liens. In addition, the Credit Agreement includes a leverage ratio and consolidated liquidity covenant, whereby the Company is permitted to have a maximum consolidated leverage ratio as of the last day of any fiscal quarter of up to 5.00 to 1.00 and a minimum consolidated liquidity of $7,500 as of the last day of any fiscal quarter. The Credit Agreement provides for certain events of default, the occurrence of which could result in the acceleration of the Company’s obligations under the Credit Agreement.

In connection with entering into the Credit Agreement, and the subsequent funding of the Initial Term Loan Facility, Revolving Credit Facility, Term B2 Facility and the Term B3 Facility, the Company incurred debt issuance costs of approximately $4,481. For the three months ended March 31, 2017 and 2016, amortization of the debt issuance costs was $229 and $227, respectively.  The Company recorded charges of $2,426 to interest expense on its statement of operations for the three months ended March 31, 2017, related to interest expense and amortization of debt issuance costs associated with the Initial Term Loan Facility, the Term B2 and the Term B3 Facilities.

At March 31, 2017, no amounts were outstanding under the Revolving Credit Facility. The net availability under the Revolving Credit Facility was $10,000 as of March 31, 2017.

As of March 31, 2017, the Company was in compliance with all financial covenants under the Credit Agreement.

12. Stockholders’ Equity

Preferred stock

The Company currently has 50,000,000 shares of preferred stock authorized.

Series A convertible preferred stock

During the three months ended March 31, 2017, the Company did not issue dividends  of Series A convertible preferred stock to the holders of the Series A convertible preferred stock. As of March 31, 2017, dividends in arrears were $8.

Common Stock

As of March 31, 2017, the Company has reserved 16,846,151 shares of common stock for future issuances related to employee stock compensation plans.

13. Segment Information

The Company operates in one reportable segment, IoT services. Other than satellites in orbit, goodwill and intangible assets, long-lived assets outside of the United States are not significant. The Company’s foreign exchange exposure is limited as approximately 84% of the Company’s consolidated revenue is collected in US dollars. The following table summarizes revenues on a percentage basis by geographic regions, based on the region in which the customer is located.

	Three Months Ended March 31,
	2017	2016
United States	65%	60%
South America	10%	12%
Japan	3%	5%
Europe	16%	20%
Other	6%	3%
	100%	100%

14. Income taxes

For the three months ended March 31, 2017, the Company’s income tax expense was $623, compared to $162 for the prior year period. The change in the income tax provision for the three months ended March 31, 2017 primarily related to a change in the geographical mix of income which increased taxable non-U.S. earnings before income taxes when compared to the prior year period.

As of March 31, 2017 and December 31, 2016, the Company maintained a valuation allowance against its net deferred tax assets primarily attributable to operations in the United States, as the realization of such assets was not considered more likely than not.

There were no changes to the Company’s unrecognized tax benefits during the three months ended March 31, 2017. The Company does not expect any significant changes to its unrecognized tax positions during the next twelve months.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were recognized during the three months ended March 31, 2017.

15. Commitments and Contingencies

Legal Proceedings

ORBCOMM v. CalAmp Corp.

On April 7, 2016, the Company filed a complaint against defendant CalAmp Corp. (“CalAmp”) in the U.S. District Court for the Eastern District of Virginia alleging infringement of five patents, seeking compensatory damages, treble damages, and an injunction.

On May 27, 2016, CalAmp filed a motion to dismiss the Company’s claims on the basis, inter alia, that the Company’s patents are directed at ineligible subject matter and are therefore invalid under 35 U.S.C. § 101.  On July 22, 2016, the court denied CalAmp’s motion; however, CalAmp filed a motion for reconsideration of its motion to dismiss.  On October 19, 2016, the court denied

CalAmp’s motion for reconsideration with respect to four of the five patent in suits and granted CalAmp’s motion to invalidate one of the Company’s patents in-suit as an unpatentable abstract idea.

On July 18, 2016, CalAmp filed its answer to the Company’s complaint and counterclaim for (1) declaratory judgment of unenforceability of ORBCOMM’s patents in-suit; (2) inequitable conduct related to the U.S. Patent and Trademark Office action to correct one of the patents in-suit; and (3) an award of legal fees to CalAmp.

On January 25, 2017, the court ruled on the disputed claim construction issues with respect to the remaining patent in-suit, in which it ruled that the claim term “wireless network” is limited to wireless pager networks.  While this claim construction resulted in a stipulation of non-infringement, the Company believes this claim construction to be incorrect and, prior to the global settlement described below, was in the process of filing an appeal which would have requested that this claim construction ruling be reviewed on a de novo basis.

Each of the Company and CalAmp filed motions for summary judgment with respect to CalAmp’s counterclaim for inequitable conduct related to the U.S. Patent and Trademark Office action to correct the one remaining patent-in-suit.  CalAmp’s motion requested summary judgment finding inequitable conduct rendering the patent unenforceable and providing a basis to seek an award of its legal fees. The Company’s motion requested summary judgment to dismiss such counterclaim.

CalAmp Wireless Networks Corporation v. ORBCOMM Inc.

On October 26, 2016, a patent infringement lawsuit was filed against the Company by CalAmp Wireless Networks Corporation (“CalAmp Wireless”) in the U.S. District Court for the Eastern District of Virginia.  CalAmp Wireless alleged that certain of the Company’s modems, devices and geofencing systems for tracking and monitoring vehicles, machinery, and other assets infringe on two patents asserted by CalAmp Wireless.  CalAmp Wireless did not make a specific damages claim, but sought compensatory damages, treble damages, and equitable relief.

On February 9, 2017, the court invalidated the majority of the claims in one of the two patents in-suit brought by CalAmp Wireless.

On April 24, 2017, the Company and CalAmp Wireless entered into a Confidential Settlement, General Release, and License Agreement (the “CalAmp Settlement Agreement”).  The CalAmp Settlement Agreement resolves both pending litigation matters between the parties and provides that each of the Company and CalAmp Wireless grant the other royalty free licenses and covenants not to sue for the patents-in-suit described above, as well as general releases.  Neither party made a settlement payment to the other party. Each of the Company and CalAmp will bear its own costs and fees associated with the prior litigation.

In addition to the foregoing matters, from time to time, the Company is involved in various litigation claims or matters involving ordinary and routine claims incidental to its business.  While the outcome of any such claims or litigation cannot be predicted with certainty, management currently believes that the outcome of these proceedings, either individually or in the aggregate, will not have a material adverse effect on the Company’s business, results of operations or financial condition.

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

On July 14, 2015, the Company obtained an additional one year in-orbit insurance for the five Launch One OG2 satellites for a maximum total of $40,000. The additional in-orbit coverage took effect on July 15, 2015, following the end of the coverage period for the initial launch and one year in-orbit insurance for Launch One. This additional policy contains a one satellite deductible across the five in-orbit OG2 satellites whereby claims are payable in excess of the first satellite that is a total loss or constructive total loss. The policy is also subject to a specific exclusion for losses that have resulted from an anomaly with the same signatures as the initial OG2 satellite loss. There are other specified exclusions and material change limitations customary in the industry which include losses resulting from war, antisatellite devices, insurrection, terrorist acts, government confiscation, radioactive contamination, electromagnetic interference, loss of revenue and third party liability. On July 15, 2016, the Company extended the in-orbit insurance policy for the five Launch One OG2 satellites through December 21, 2016, under the same terms, for an additional premium of $179. The Company did not renew this insurance policy after its expiration on December 21, 2016.

Airtime credits

In 2001, in connection with the organization of ORBCOMM Europe and the reorganization of the ORBCOMM business in Europe, the Company agreed to grant certain country representatives in Europe approximately $3,736 in airtime credits. The Company has not recorded the airtime credits as a liability for the following reasons: (i) the Company has no obligation to pay the unused airtime credits if they are not utilized; and (ii) the airtime credits are earned by the country representatives only when the Company generates revenue from the country representatives. The airtime credits have no expiration date. Accordingly, the Company is recording airtime credits as services are rendered and these airtime credits are recorded net of revenues from the country representatives. For the three months ended March 31, 2017 and 2016, airtime credits used totaled approximately $7 and $7, respectively. As of March 31, 2017 and 2016, unused credits granted by the Company were approximately $2,002 and $2,031, respectively.

16. Subsequent Events

On April 10, 2017, the Company issued $250,000 aggregate principal amount of 8.0% senior secured notes due 2024 (the “Senior Secured Notes”). The Senior Secured Notes were issued pursuant to an indenture, dated as of April 10, 2017, among the Company, certain of its domestic subsidiaries party thereto (the “Guarantors”) and U.S. Bank National Association, as trustee and collateral agent (the “Indenture”). The Senior Secured Notes are unconditionally guaranteed on a senior secured basis by the Guarantors, and are secured on a first priority basis by (i) pledges of capital stock of certain of the Company’s directly and indirectly owned subsidiaries; and (ii) substantially all of the other property and assets of the Company and the Guarantors, to the extent a first priority security interest is able to be granted or perfected therein, and subject, in all cases, to certain specified exceptions. Interest payments are due on the Senior Secured Notes semi-annually in arrears on April 1 and October 1 beginning October 1, 2017.

The Company will have the option to redeem some or all of the Senior Secured Notes at any time on or after April 1, 2020, at redemption prices set forth in the Indenture plus accrued and unpaid interest, if any, to the date of redemption. The Company will also have the option to redeem some or all of the Senior Secured Notes at any time before April 1, 2020 at a redemption price of 100% of the principal amount of the Senior Secured Notes to be redeemed, plus a “make-whole” premium and accrued and unpaid interest, if any, to the date of redemption.

In addition, at any time before April 1, 2020, the Company may redeem up to 35% of the aggregate principal amount of the Senior Secured Notes to be redeemed, plus accrued and unpaid interest, if any, to the date of redemption, with the proceeds from certain equity issuances.

The Indenture contains covenants that, among other things, limit the Company’s and its restricted subsidiaries’ ability to: (i) incur or guarantee additional indebtedness; (ii) pay dividends, make other distributions or repurchase or redeem capital stock; (iii) prepay, redeem or repurchase certain indebtedness; (iv) make loans and investments; (v) sell, transfer or otherwise dispose of assets; (vi) incur or permit to exist certain liens; (vii) enter into certain types of transactions with affiliates; (viii) enter into agreements restricting the Company’s subsidiaries’ ability to pay dividends; and (ix) consolidate, amalgamate, merge or sell all or substantially all of their assets; subject, in all cases, to certain specified exceptions. Such limitations have various exceptions and baskets as set forth in the Indenture, including the incurrence by the Company and its restricted subsidiaries of indebtedness under potential new credit facilities in the aggregate principal amount at any one time outstanding not to exceed $50,000.

Upon certain change of control events, holders of the Senior Secured Notes will have the right to require the Company to make an offer to purchase each holder’s Senior Secured Notes at a price equal to 101% of the principal amount of the Senior Secured Notes to be repurchased, plus any accrued and unpaid interest to the repurchase date.

Termination of Secured Credit Facilities

On April 10, 2017, a portion of the proceeds of the Senior Secured Notes was used to repay in full the Company’s outstanding obligations under, and to terminate the Company’s existing $150,000 outstanding credit facilities incurred pursuant to, the Credit Agreement, resulting in an early termination penalty of $1,500 and an additional expense associated with the remaining unamortized debt issuance cost, all of which will be reflected in the second quarter of 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995.

Certain statements discussed in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally relate to our plans, estimates, objectives and expectations for future events, as well as, projections, business trends, and other statements that are not historical facts. Such forward-looking statements, are subject to known and unknown risks and uncertainties, some of which are beyond the Company’s control, which may cause the Company’s actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include but are not limited to: demand for and market acceptance of our products and services and our ability to successfully implement our business plan; our dependence on our subsidiary companies (Market Channel Affiliates (“MCAs”)) and third party product and service developers and providers, distributors and resellers (Market Channel Partners (“MCPs”)) to develop, market and sell our products and services, especially in markets outside the United States; substantial losses we have incurred and may continue to incur; the inability to effect suitable investments, alliances and acquisitions, and even if we are able to make acquisitions, the failure to integrate and effectively operate the acquired businesses and the exposure to additional risks, such as unexpected costs, contingent or other liabilities, or weaknesses in internal controls, and issues related to non-compliance with domestic and foreign laws, particularly in acquisitions of foreign businesses; our dependence on significant customers for a substantial portion of our revenues, including key customers such as Caterpillar Inc., Komatsu Ltd., Hub Group, Onixsat and Satlink S.L.; our ability to expand our business outside the United States, including risks related to the economic, political and other conditions in foreign countries in which we do business, including fluctuations in foreign currency exchange rates; our dependence on a few significant vendors, service providers or suppliers, as well as the loss or disruption or slowdown in the supply of products and services from these key vendors, such as our SkyWave business’s dependence on its commercial relationship with Inmarsat plc and the services provided by Inmarsat plc, including the continued availability of Inmarsat plc’s satellites, the supply of subscriber communicators from Sanmina Corporation and Quake Global, or the supply of application specific integrated circuits (ASICs) from S3 Group; competition from existing and potential telecommunications competitors, including terrestrial-based and satellite-based network providers, some of which provide wireless network services to our customers in connection with our products and services; our reliance on intellectual property rights and the risk that we, our MCAs, our MCPs and our customers may infringe on the intellectual property rights of others; inability to operate due to changes or restrictions in the political, legal, regulatory, government, administrative and economic conditions and developments in the United States and other countries and territories in which we provide our services; legal proceedings; the failure of our system or reductions in levels of service due to technological malfunctions or deficiencies or other events, such as in-orbit satellite failures, reduced performance of our existing satellites, or man-made or natural disasters and other extreme events; rapid and significant technological changes, pricing pressures and other competitive factors; cybersecurity risks; our substantial indebtedness, currently $250 million, including the restrictive covenants under the indenture governing our notes, and other terms that could restrict our business activities or our ability to execute our strategic objectives, limit our operating flexibility or adversely affect our financial performance, all of which could be exacerbated if we incur additional indebtedness; and the other risks described in our filings with the Securities and Exchange Commission (“SEC”). For more detail on these and other risks, please see our Annual Report on Form 10-K for the year ended December 31, 2016 (“Annual Report”). The Company undertakes no obligation to publicly revise any forward-looking statements or cautionary factors, except as required by law.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our results of operations, liquidity and capital resources are based on our consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, accounts receivable, accounting for business combinations, goodwill, intangible assets, satellite network and other equipment, long-lived assets, capitalized development costs, income taxes, warranty costs, loss contingencies and the value of securities underlying stock-based compensation. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from our estimates and could have a significant adverse effect on our results of operations and financial position. For a discussion of our critical accounting policies and estimates see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report. There have been no material changes to our critical accounting policies during 2017.

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

The table below presents our revenues for the three months ended March 31, 2017 and 2016, together with the percentage of total revenue represented by each revenue category (in thousands):

	Three Months Ended March 31,
	2017		2016
Service revenues	$29,512	56.8%	$26,914	61.8%
Product sales	22,409	43.2%	$16,646	38.2%
	$51,921	100.0%	$43,560	100.0%

Total revenues for the three months ended March 31, 2017 and 2016 were $51.9 million and $43.6 million, respectively, an increase of 19.0%.

Service revenues

	Three Months Ended March 31,		Change
(In thousands)	2017	2016	Dollars	%
Service revenues	$29,512	$26,914	$2,598	9.7%

The increase in service revenues for the three months ended March 31, 2017, compared to the prior year period, was primarily due to revenue generated from growth in billable subscriber communicators across our services and from our acquisitions.

As of March 31, 2017, we had approximately 1,766,000 billable subscriber communicators compared to approximately 1,608,000 billable subscriber communicators as of March 31, 2016, an increase of 9.8%.

Service revenue growth can be impacted by the customary lag between subscriber communicator activations and recognition of service revenue from these units.

Product sales

	Three Months Ended March 31,		Change
(In thousands)	2017	2016	Dollars	%
Product sales	$22,409	$16,646	$5,763	34.6%

The increase in product sales for the for the three months ended March 31, 2017 was primarily due to shipments to existing customers and significant product shipments to new customers, compared to the prior year period.

Costs of revenues, exclusive of depreciation and amortization

	Three Months Ended March 31,		Change
(In thousands)	2017	2016	Dollars	%
Cost of services	$9,569	$9,188	$381	4.1%
Cost of product sales	17,648	11,450	6,198	54.1%

Costs of services is comprised of expenses to operate our network, such as payroll and related costs, including stock-based compensation, and usage fees to third-party networks, but exclude depreciation and amortization discussed below. The increase in cost of services for the three months ended March 31, 2017, compared to the prior year period, was primarily due to an increase in service revenues from billable subscribers and our acquisitions.

Costs of product sales includes the purchase price of subscriber communicators and SIMS sold, costs of warranty obligations, shipping charges, as well as operational costs to fulfill customer orders including costs for employees and inventory management. The increase in cost of product sales for the three months ended March 31, 2017, compared to the prior year period, was primarily due to costs associated with increased product sales due to increases in product shipments and initial costs for manufacturing and installation associated with high volume orders.

Selling, general and administrative expenses

	Three Months Ended March 31,		Change
(In thousands)	2017	2016	Dollars	%
Selling, general and administrative expenses	$12,241	$11,756	$485	4.1%

Selling, general and administrative (“SG&A”) expenses relate primarily to expenses for general management, sales and marketing, finance, professional fees and general operating expenses.  SG&A expenses for the three months ended March 31, 2017, compared to the prior year period, reflected increases in employee-related costs, contractor and consulting costs for sales and engineering and other operating expenses, offset, in part, by lower foreign exchange losses in the three months ended March 31, 2017, compared to the three months ended March 31, 2016.

Product development expenses

	Three Months Ended March 31,		Change
(In thousands)	2017	2016	Dollars	%
Product development	$1,588	$1,957	$(369)	(18.9)%

Product development expenses consist primarily of the expenses associated with our engineering efforts, including the cost of third parties to support our current applications. Product development expenses for the three months ended March 31, 2017, compared to the prior year period, decreased due to higher capitalization of costs as we develop new products and services and enhance current product and software for our customers.

Depreciation and amortization

	Three Months Ended March 31,		Change
(In thousands)	2017	2016	Dollars	%
Depreciation and amortization	$11,022	$8,959	$2,063	23.0%

The increase in depreciation and amortization for the three months ended March 31, 2017, compared to the prior year period, was primarily due to additional depreciation expense associated with the ORBCOMM Generation 2 (“OG2”) satellites placed into service on March 1, 2016.

Acquisition-related and integration costs

Acquisition-related and integration costs include professional services expenses and identifiable integration costs directly attributable to our acquisitions. For the three months ended March 31, 2017 and 2016, we incurred acquisition-related and integration costs of $0.2 million and $0.4 million, respectively, reflecting lower acquisition and integration activity in the 2017 period.

Other income (expense)

Other income (expense) is comprised primarily of interest expense, foreign exchange gains and losses and interest income from our cash and cash equivalents.

For the three months ended March 31, 2017, other expense was $2.3 million, which consisted primarily of interest expense of $2.4 million relating to our Secured Credit Facilities, offset, in part, by interest income of $0.1 million. For the three months ended March 31, 2016, other expense was $1.8 million, which consisted primarily of interest expense of $1.7 million relating to our Secured Credit Facilities. The increase in interest expense for the three months ended March 31, 2017, compared to the prior year period, was due to interest expense relating to our Initial Term Loan Facility, as defined below, as we capitalized interest expense and deferred financing fees associated with our Initial Term Loan Facility through March 1, 2016, the date the final 11 OG2 satellites were placed into service. We believe our foreign exchange exposure is limited as a majority of our revenue is collected in U.S. dollars.

Income taxes

For the three months ended March 31, 2017, our income tax expense $0.6 million, compared to $0.2 million for the prior year period. The change in the income tax provision for the three months ended March 31, 2017 primarily related to a change in the geographical mix of income which increased taxable non-U.S. earnings before income taxes when compared to the prior year period.

As of March 31, 2017 and 2016, we maintained a valuation allowance against our net deferred tax assets primarily attributable to operations in the United States as the realization of such assets was not considered more likely than not.

Net loss

For the three months ended March 31, 2017, we had a net loss of $3.3 million compared to a net loss of $2.1 million in the prior year period, principally due to the increased depreciation and amortization discussed above.

Noncontrolling interests

Noncontrolling interests relate to earnings and losses attributable to noncontrolling shareholders.

Net loss attributable to ORBCOMM Inc.

For the three months ended March 31, 2017, we had a net loss attributable to our company of $3.3 million compared to a net loss of $2.1 million in the prior year period.

For the three months ended March 31, 2016, the net income attributable to our common stockholders considers dividends of less than $0.1 million paid in shares of Series A convertible preferred stock.

Liquidity and Capital Resources

Overview

Our liquidity requirements arise from our working capital needs, our ability to make scheduled payments of interest on our indebtedness, to fund capital expenditures to support our current operations and to facilitate growth and expansion. We have financed our operations and expansion with cash flows from operating activities, sales of our common stock through public offerings and private placements of debt. At March 31, 2017, we have an accumulated deficit of $108.3 million. Our primary sources of liquidity consist of cash and cash equivalents totaling $19.9 million, as well as cash flows from operating activities and additional funds of approximately $93 million of remaining proceeds from the $250 million 8.0% senior secured notes due 2024 issued on April 10, 2017 after refinancing our existing debt of $150 million under our Credit Agreement, which we believe will be sufficient to provide working capital, support capital expenditures and facilitate growth and expansion for the next twelve months.

Operating activities

Cash provided by our operating activities for the three months ended March 31, 2017 was $0.5 million resulting from a net loss of $3.3 million, offset by non-cash items including $11.0 million for depreciation and amortization and $1.5 million for stock-based compensation. These non-cash add backs were offset, in part, by a working capital use of cash of $8.6 million. Working capital activities primarily consisted of an increase of $6.4 million in accounts receivable relating to timing of receivables and a decrease of $3.5 million in accounts payable and accrued expenses primarily related to timing of payments, offset, in part, by a decrease of $1.8 million in prepaid expenses and other assets.

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

Investing activities

Cash used in our investing activities for the three months ended March 31, 2017 was $5.6 million, resulting from capital expenditures during the period.

Cash used in our investing activities for the three months ended March 31, 2016 was $9.8 million, resulting from capital expenditures, including approximately $5.7 million related to payments for the OG2 program.

Financing activities

We had no cash provided by or used in our financing activities for the three months ended March 31, 2017 and 2016.

Future Liquidity and Capital Resource Requirements

We expect that our existing cash and cash equivalents along with cash flows from operating activities and the remaining proceeds from our $250 million, 8.0%, senior secured notes due 2024 (the “Senior Secured Notes”), issued on April 10, 2017 after refinancing our existing Credit Agreement, as described below, will be sufficient over the next 12 months to provide working capital, cover interest payments on our Senior Secured Notes and fund growth initiatives and capital expenditures.

On September 30, 2014, we entered into a credit agreement (“Credit Agreement”) with Macquarie CAF LLC in order to refinance our $45 million 9.5% per annum Senior Notes (the “Senior Notes”). Pursuant to the Credit Agreement, the Lender provided secured credit facilities in an aggregate amount of $160 million (the “Secured Credit Facilities”) comprised of (i) an initial term loan facility in an aggregate principal amount of up to $70 million (the “Initial Term Loan Facility”); (ii) a $10 million revolving credit facility (the “Revolving Credit Facility”); (iii) the Term B2 loan facility in an aggregate principal amount of up to $10 million, the proceeds of which were used to partially finance the acquisition of InSync; and (iv) the Term B3 loan facility in an aggregate principal amount of up to $70 million, the proceeds of which were used to partially finance the acquisition of SkyWave. Proceeds of the Initial Term Loan Facility and Revolving Credit Facility were used to repay in full our Senior Notes and pay certain related fees, expenses and accrued interest, as well as for general corporate purposes.

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

At March 31, 2017, no amounts were outstanding under the Revolving Credit Facility. The net availability under the Revolving Credit Facility was $10.0 million as of March 31, 2017.

As of March 31, 2017, we were in compliance with our covenants under the Secured Credit Facilities.

On May 26, 2016, we completed the acquisition of Skygistics (PTY), Ltd. for cash consideration of $3.8 million and additional contingent consideration of up to $1.0 million, subject to meeting certain operational milestones.

On April 10, 2017, we issued $250 million aggregate principal amount of the Senior Secured Notes. The Senior Secured Notes were issued pursuant to an indenture, dated as of April 10, 2017, among us, certain of our domestic subsidiaries party thereto (the “Guarantors”) and U.S. Bank National Association, as trustee and collateral agent (the “Indenture”). The Senior Secured Notes are unconditionally guaranteed on a senior secured basis by the Guarantors, and the Senior Secured Notes are secured on a first priority basis by (i) pledges of capital stock of certain of our directly- and indirectly-owned subsidiaries; and (ii) substantially all of our and our Guarantors’ other property and assets, to the extent a first priority security interest is able to be granted or perfected therein, and subject, in all cases, to certain specified exceptions. Interest payments are due on the Senior Secured Notes semi-annually in arrears on April 1 and October 1 beginning October 1, 2017.

We will have the option to redeem some or all of the Senior Secured Notes at any time on or after April 1, 2020, at redemption prices set forth in the Indenture plus accrued and unpaid interest, if any, to the date of redemption. We will also have the option to redeem some or all of the Senior Secured Notes at any time before April 1, 2020 at a redemption price of 100% of the principal amount of the Senior Secured Notes to be redeemed, plus a “make-whole” premium and accrued and unpaid interest, if any, to the date of redemption.

In addition, at any time before April 1, 2020, we may redeem up to 35% of the aggregate principal amount of the Senior Secured Notes to be redeemed, plus accrued and unpaid interest, if any, to the date of redemption, with the proceeds from certain equity issuances.

The Indenture contains covenants that, among other things, limit our ability and the ability of our restricted subsidiaries’ to: (i) incur or guarantee additional indebtedness; (ii) pay dividends, make other distributions or repurchase or redeem capital stock; (iii) prepay, redeem or repurchase certain indebtedness; (iv) make loans and investments; (v) sell, transfer or otherwise dispose of assets; (vi) incur or permit to exist certain liens; (vii) enter into certain types of transactions with affiliates; (viii) enter into agreements restricting our subsidiaries’ ability to pay dividends; and (ix) consolidate, amalgamate, merge or sell all or substantially all of their assets; subject, in all cases, to certain specified exceptions. Such limitations have various exceptions and baskets as set forth in the Indenture, including the incurrence by us and our restricted subsidiaries of indebtedness under potential new credit facilities in the aggregate principal amount at any one time outstanding not to exceed $50 million.

Upon certain change of control events, holders of the Senior Secured Notes will have the right to require us to make an offer to purchase each holder’s Senior Secured Notes at a price equal to 101% of the principal amount of the Senior Secured Notes to be repurchased, plus any accrued and unpaid interest to the repurchase date.

On April 10, 2017, a portion of the proceeds of the Senior Secured Notes was used to repay in full our outstanding obligations under, and to terminate our existing $150 million outstanding Secured Credit Facilities incurred pursuant to, the Credit Agreement. resulting in an early termination penalty of $1.5 million and an additional expense associated with the remaining unamortized debt issuance cost, all of which will be reflected in the second quarter of 2017.

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

The following table reconciles our net loss to EBITDA for the periods shown:

	Three Months Ended March 31,
(In thousands)	2017	2016
Net loss attributable to ORBCOMM Inc.	$(3,343)	$(2,096)
Income tax expense	623	162
Interest income	(118)	(88)
Interest expense	2,426	1,699
Depreciation and amortization	11,022	8,959
EBITDA	$10,610	$8,636

For the first quarter of 2017 compared to the first quarter of 2016, EBITDA increased $2.0 million, while net loss attributable to ORBCOMM Inc. increased $1.2 million. The rate of increase for EBITDA compared to the net loss increase for the three months ended March 31, 2017, compared to the prior year period, primarily reflects higher depreciation associated with the OG2 satellites placed into service on March 1, 2016, as well as increased interest expense associated with our Secured Credit Facilities.

Contractual Obligations

There have been no material changes in our contractual obligations as of March 31, 2017, as previously disclosed in our Annual Report.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

There have been no material changes in our assessment of our sensitivity to market risk as of March 31, 2017, as previously disclosed in Part II, Item 7A “Quantitative and Qualitative Disclosures about Market Risks” in our Annual Report.

Concentration of credit risk

There were no customers with revenues greater than 10% of our consolidated total revenues for the three months ended March 31, 2017 and 2016.

We have floating interest rate debt with our Secured Credit Facilities under our Credit Agreement that are subject to interest rate volatility, which is our principal market risk, with a floor of 1.00%. A 25 basis point change in the interest rate relating to the credit facilities’ balances outstanding as of March 31, 2017, which are subject to variable interest rates based on LIBOR, would yield a change of approximately $0.4 million in annual interest expense. We do not expect our future cash flows to be affected to any significant degree by a sudden change in market interest rates.

Item 4. Disclosure Controls and Procedures

Evaluation of the Company’s disclosure controls and procedures.

The Company’s management evaluated, with the participation of the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2017. Based on their evaluation, the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2017.

Changes in Internal Control over Financial Reporting.

We reviewed our internal control over financial reporting at March 31, 2017. There have been no changes in our internal control over financial reporting identified in an evaluation thereof that occurred during the first quarter of 2017 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in various litigation claims or matters involving ordinary and routine claims incidental to our business. While the outcome of any such claims or matters cannot be predicted with certainty, we currently believe that the outcome of these proceedings, either individually or in the aggregate, will not have a material adverse effect on our business, results of operations or financial condition. We record reserves related to legal matters when losses related to such litigation or contingencies are both probable and reasonably estimable.

See “Note 15 – Commitments and Contingencies” to our notes to the condensed consolidated financial statements for the three months ended March 31, 2017 included in this Quarterly Report on Form 10-Q for a description of our significant legal proceedings, which is incorporated by reference herein.

Item 1A. Risk Factors

There have been no material changes in the risk factors as of March 31, 2017 previously disclosed in Part I, Item 1A “Risk Factors” in our Annual Report, except that the risk factors under the heading “Risks Related to Our Debt” are replaced in their entirety with the following:

Risks Related to Our Debt

Our substantial indebtedness may adversely affect our business, financial condition and operating results.

As of April 10, 2017, we had $250 million in aggregate principal amount of total debt outstanding under our 8.0% senior secured notes due 2024 (the “Senior Secured Notes”). Our level of indebtedness may have material adverse effects on our business, financial condition and operating results, including to:

•	make it more difficult for us to satisfy our debt service obligations or refinance our indebtedness;
•

require us to dedicate a substantial portion of our cash flows from operations to payments on our indebtedness, thereby reducing the availability of our cash flows to fund working capital, capital expenditures and other general operating requirements;

•

limit our ability to obtain additional financing to fund our working capital requirements, capital expenditures, acquisitions, investments, debt service obligations and other general corporate requirements;

•	restrict us from making strategic acquisitions, taking advantage of favorable business opportunities or executing our strategic priorities;
•	place us at a relative competitive disadvantage compared to our competitors that have proportionately less debt;
•

limit our flexibility to plan for, or react to, changes in our businesses and the industries in which we operate, which may adversely affect our operating results and ability to meet our debt service obligations;

•	increase our vulnerability to the current and potentially more severe adverse general economic and industry conditions; and
•	limit our ability, or increase the cost, to refinance our indebtedness.

Despite our current level of indebtedness, we may still be able to incur substantially more debt. This could further exacerbate the risks that we and our subsidiaries face.

As a result of our indebtedness, we may be restricted in pursuing desirable business activities and in our operations, and as a result our business and ability to repay the notes may be adversely affected.

We are subject to restrictive debt covenants under the indenture governing the Senior Secured Notes, which may limit our operating flexibility.

The indenture governing the Senior Secured Notes and our other financing agreements contain covenants that may limit our ability to finance future operations or capital needs or to engage in other business activities, including, among other things, our ability to:

•	incur or guarantee additional indebtedness;
•	pay dividends on, redeem or repurchase our capital stock;
•	create or incur certain liens;

•	transfer or sell certain assets or make other fundamental changes;
•	make certain restricted payments and investments; and
•	enter into certain transactions with affiliates.

These covenants could limit our ability to finance our future operations and capital needs and our ability to pursue acquisitions and other business activities that may be in our interest. Our ability to observe these covenants may be affected by events beyond our control and, as a result, we cannot assure you that we will be able to do so.

In addition, we may in the future become subject to agreements that may include stricter covenants than those contained in the indenture governing the notes or require us to meet and maintain certain financial ratios and tests, which may require that we take action to reduce our debt or to act in a manner contrary to our current or future business plans. General business and economic conditions may affect our ability to comply with these covenants or meet those financial ratios and tests.

We may not have enough cash available to service our debt and to sustain our operations.

Our ability to make scheduled payments on the Senior Secured Notes and to meet our other debt service obligations when due and to fund our ongoing operations or to refinance our debt, depends on our future operating and financial performance and our ability to generate cash, which will be affected by our ability to successfully implement our business strategy as well as general economic, financial, competitive, regulatory, legal, technical and other factors, including those discussed in these “Risk Factors,” beyond our control. If we cannot generate sufficient cash to meet our debt service requirements, we may, among other things, need to refinance all or a portion of our debt, including the Senior Secured Notes, obtain additional financing, delay planned capital expenditures or sell assets. If we are not able to refinance any of our debt, obtain additional financing or sell assets on commercially reasonable terms or at all, we may not be able to satisfy our obligations with respect to our debt, including the Senior Secured Notes. In that event, borrowings under other debt agreements or instruments that contain cross-default or cross-acceleration provisions may become payable on demand, and we may not have sufficient funds to repay all of our debts, including the Senior Secured Notes.

Our failure to comply with the indenture governing the Senior Secured Notes and any agreements governing any future indebtedness could result in an event of default that could materially and adversely affect our results of operations and our financial condition.

If there were an event of default under the indenture governing the Senior Secured Notes or any agreements relating to our future indebtedness, if any, or, if applicable, a failure to maintain a required ratio or meet a required test thereunder, the holders of the defaulted debt could cause all amounts outstanding with respect to that debt to be due and payable immediately. We cannot assure you that our assets or cash flow would be sufficient to fully repay borrowings under such debt instruments if accelerated upon an event of default. In addition, any event of default or declaration of acceleration under any such debt instrument could also result in an event of default under one or more of other debt instruments.

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

4.1

Indenture dated as of April 10, 2017 among the Company, the Guarantor party thereto and U.S. Bank National Association, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K on April 12, 2017, is incorporated herein by reference.

4.2

Security Agreement dated as of April 10, 2017 by and among the Company, each of the Subsidiary Guarantors and Additional Guarantors party thereto and U.S. Bank National Association, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K on April 12, 2017, incorporated herein by reference.

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

ORBCOMM Inc. (Registrant)

Date: May 4, 2017	/s/ Marc J. Eisenberg
Marc J. Eisenberg,
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 4, 2017	/s/ Robert G. Costantini
Robert G. Costantini,
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: May 4, 2017	/s/ Constantine Milcos
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

4.1

Indenture dated as of April 10, 2017 among the Company, the Guarantor party thereto and U.S. Bank National Association, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K on April 12, 2017, is incorporated herein by reference.

4.2

Security Agreement dated as of April 10, 2017 by and among the Company, each of the Subsidiary Guarantors and Additional Guarantors party thereto and U.S. Bank National Association, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K on April 12, 2017, incorporated herein by reference.

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