Form 10-Q
period 2017-06-30
ORBCOMM Inc.
filed 2017-08-03
CIK 1361983

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

The number of shares outstanding of the registrant’s common stock as of July 31, 2017 is 73,498,693.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ORBCOMM Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value and share data)

(Unaudited)

	June 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$84,032	$25,023
Accounts receivable, net of allowance for doubtful accounts of $957 and $1,057, respectively	44,441	31,937
Inventories	29,681	23,217
Prepaid expenses and other current assets	11,947	8,031
Total current assets	170,101	88,208
Satellite network and other equipment, net	211,666	215,841
Goodwill	137,397	114,033
Intangible assets, net	101,888	82,545
Other assets	8,691	5,447
Deferred income taxes	86	80
Total assets	$629,829	$506,154
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$17,130	$12,481
Accrued liabilities	37,210	30,431
Current portion of deferred revenue	7,264	7,414
Total current liabilities	61,604	50,326
Note payable - related party	1,298	1,195
Note payable, net of unamortized deferred issuance costs	244,743	147,458
Deferred revenue, net of current portion	2,963	2,978
Deferred tax liabilities	19,423	18,645
Other liabilities	11,944	3,684
Total liabilities	341,975	224,286
Commitments and contingencies
Equity:
ORBCOMM Inc. stockholders' equity
Series A Convertible Preferred Stock, par value $0.001; 1,000,000 shares authorized; 36,466 and 36,466 shares issued and outstanding	364	364
Common stock, par value $0.001; 250,000,000 shares authorized; 73,518,654 and 71,111,863 shares issued at June 30, 2017 and December 31, 2016	74	71
Additional paid-in capital	406,339	386,920
Accumulated other comprehensive loss	(473)	(1,089)
Accumulated deficit	(119,032)	(104,949)
Less treasury stock, at cost; 29,990 shares at June 30, 2017 and December 31, 2016	(96)	(96)
Total ORBCOMM Inc. stockholders' equity	287,176	281,221
Noncontrolling interest	678	647
Total equity	287,854	281,868
Total liabilities and equity	$629,829	$506,154

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ORBCOMM Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Service revenues	$31,077	$27,694	$60,589	$54,608
Product sales	25,880	22,370	48,289	39,016
Total revenues	56,957	50,064	108,878	93,624
Cost of revenues, exclusive of depreciation and amortization shown below:
Cost of services	10,649	9,351	20,218	18,539
Cost of product sales	20,290	17,200	37,938	28,650
Operating expenses:
Selling, general and administrative	13,333	11,056	25,574	22,812
Product development	1,923	1,952	3,511	3,909
Depreciation and amortization	11,400	11,551	22,422	20,510
Acquisition - related and integration costs	1,262	569	1,490	933
Loss from operations	(1,900)	(1,615)	(2,275)	(1,729)
Other income (expense):
Interest income	138	95	256	183
Other income (expense)	(183)	99	(178)	(91)
Interest expense	(4,843)	(2,445)	(7,269)	(4,144)
Loss on debt extinguishment	(3,868)	—	(3,868)	—
Total other expense	(8,756)	(2,251)	(11,059)	(4,052)
Loss before income taxes	(10,656)	(3,866)	(13,334)	(5,781)
Income taxes	90	216	713	378
Net loss	(10,746)	(4,082)	(14,047)	(6,159)
Less: Net (loss) income attributable to the noncontrolling interests	(6)	87	36	106
Net loss attributable to ORBCOMM Inc.	$(10,740)	$(4,169)	$(14,083)	$(6,265)
Net loss attributable to ORBCOMM Inc. common stockholders	$(10,740)	$(4,169)	$(14,083)	$(6,265)
Per share information-basic:
Net loss attributable to ORBCOMM Inc. common stockholders	$(0.15)	$(0.06)	$(0.20)	$(0.09)
Per share information-diluted:
Net loss attributable to ORBCOMM Inc. common stockholders	$(0.15)	$(0.06)	$(0.20)	$(0.09)
Weighted average common shares outstanding:
Basic	71,978	70,900	71,703	70,800
Diluted	71,978	70,900	71,703	70,800

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ORBCOMM Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(10,746)	$(4,082)	$(14,047)	$(6,159)
Other comprehensive income - Foreign currency translation adjustments	415	171	611	672
Other comprehensive income	415	171	611	672
Comprehensive loss	(10,331)	(3,911)	(13,436)	(5,487)
Less: Comprehensive loss (income) attributable to noncontrolling interests	5	(94)	(31)	(100)
Comprehensive loss attributable to ORBCOMM Inc.	$(10,326)	$(4,005)	$(13,467)	$(5,587)

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ORBCOMM Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(14,047)	$(6,159)
Adjustments to reconcile net loss to net cash provided by operating activities:
Change in allowance for doubtful accounts	(100)	(24)
Change in the fair value of acquisition-related contingent consideration	(481)	29
Amortization of the fair value adjustment related to warranty liabilities acquired through acquisitions	—	(57)
Amortization and write off of deferred financing fees	2,718	383
Depreciation and amortization	22,422	20,510
Stock-based compensation	2,969	2,605
Foreign exchange loss	220	84
Deferred income taxes	780	623
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(9,161)	(7,294)
Inventories	(5,437)	951
Prepaid expenses and other assets	(1,114)	(3,714)
Accounts payable and accrued liabilities	(523)	1,300
Deferred revenue	(186)	(1,223)
Other liabilities	(311)	(108)
Net cash (used in) provided by operating activities	(2,251)	7,906
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(34,236)	(3,452)
Capital expenditures	(14,213)	(16,864)
Change in restricted cash	—	1,000
Other	(250)	(198)
Net cash (used in) investing activities	(48,699)	(19,514)
Cash flows from financing activities:
Proceeds from issuance of common stock	15,000	—
Payment of long-term debt	(150,000)	—
Proceeds received from issuance of long-term debt	250,000	—
Cash paid for debt issuance costs	(5,359)	—
Proceeds from employee stock purchase plan	529	—
Payment of deferred purchase consideration	(347)	(342)
Net cash provided by (used in) financing activities	109,823	(342)
Effect of exchange rate changes on cash and cash equivalents	136	338
Net increase (decrease) in cash and cash equivalents	59,009	(11,612)
Beginning of period	25,023	27,077
End of period	$84,032	$15,465
Supplemental disclosures of cash flow information:
Cash paid for
Interest	$3,411	$4,400
Income taxes	$476	$(101)
Supplemental schedule of noncash investing and financing activities
Noncash investing and financing activities:
Capital expenditures incurred not yet paid	$942	$1,817
Capital expenditure milestone payable incurred not yet paid	$—	$5,070
Stock-based compensation related to capital expenditures	$243	$131
Series A convertible preferred stock dividend paid in kind	$—	$—
Common stock issued in connection with the acquisition of businesses	$764	$—
Common stock issued as payment for contingent consideration	$347	$352
Acquisition-related contingent consideration	$9,835	$514

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ORBCOMM Inc.

Condensed Consolidated Statements of Changes in Equity

Six Months Ended June 30, 2017 and 2016

(in thousands, except share data)

(Unaudited)

						Accumulated
	Series A convertible				Additional	other
	Preferred stock		Common stock		paid-in	comprehensive	Accumulated	Treasury stock		Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	income	deficit	Shares	Amount	interests	equity
Balances, January 1, 2017	36,466	$364	71,111,863	$71	$386,920	$(1,089)	$(104,949)	29,990	$(96)	$647	$281,868
Vesting of restricted stock units	—	—	555,873	1	—	—	—	—	—	—	1
Stock-based compensation	—	—	—	—	2,781	—	—	—	—	—	2,781
Proceeds received from issuance of common stock in connection with a private offering	—	—	1,552,795	2	14,998	—	—	—	—	—	15,000
Issuance of common stock in connection with the acquisition of Inthinc	—	—	76,796	—	764	—	—	—	—	—	764
Issuance of common stock under employees stock purchase plan	—	—	75,888	—	529	—	—	—	—	—	529
Payment of contingent consideration	—	—	40,372	—	347	—	—	—	—	—	347
Exercise of SARs	—	—	105,067	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	(14,083)	—	—	36	(14,047)
Foreign currency translation adjustments	—	—	—	—	—	616	—	—	—	(5)	611
Balances, June 30, 2017	36,466	$364	73,518,654	$74	$406,339	$(473)	$(119,032)	29,990	$(96)	$678	$287,854
Balances, January 1, 2016	35,759	$357	70,613,642	$71	$381,659	$(1,174)	$(81,424)	29,990	$(96)	$363	$299,756
Vesting of restricted stock units	—	—	261,730	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,337	—	—	—	—	—	2,337
Conversion of preferred stock to common stock	(708)	(7)	1,178	—	7	—	—	—	—	—	—
Payment of contingent consideration	—	—	35,464	—	352	—	—	—	—	—	352
Exercise of SARs	—	—	97,074	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	(6,265)	—	—	106	(6,159)
Foreign currency translation adjustments	—	—	—	—	—	678	—	—	—	(6)	672
Balances, June 30, 2016	35,051	$350	71,009,088	$71	$384,355	$(496)	$(87,689)	29,990	$(96)	$463	$296,958

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

Although the Company owns interests in companies that it accounts for pursuant to the equity method, the investments in those entities had no carrying value as of June 30, 2017 and December 31, 2016. The Company has no guarantees or other funding obligations to those entities. The Company had no equity in or losses of those investees for the quarters and six months ended June 30, 2017 and 2016.

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

The carrying value of the Company’s financial instruments, including cash, accounts receivable and accounts payable approximated their fair value due to the short-term nature of these items. As of June 30, 2017, the carrying amount and the fair value of the Company’s Senior Secured Notes (described in “Note 11 – Notes Payable”) were $250,000 and $263,000, respectively. The fair values of the Senior Secured Notes are based on observable relevant market information. Fluctuations between the carrying amounts and the fair values of the Senior Secure Notes for the period presented are associated with changes in market interest rates. The Company may redeem all or part of the Senior Secured Notes at any time or from time to time at its option at specified redemption prices that would include “make-whole” premiums. Refer to “Note 11 – Notes Payable” for more information. The fair value of the $1,298 book value Note payable-related party is deminimus.

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

There were no customers with revenues greater than 10% of the Company’s consolidated total revenues for the quarters and six months ended June 30, 2017 and 2016.

There were no customers who comprised greater than 10% of the Company’s consolidated accounts receivable as of June 30, 2017. One customer, Caterpillar, Inc., comprised 10.5% of the Company’s consolidated accounts receivable as of December 31, 2016.

As of June 30, 2017, the Company did not maintain in-orbit insurance coverage for its ORBCOMM Generation 1 (“OG1”) or ORBCOMM Generation 2 (“OG2”) satellites to address the risk of potential systemic anomalies, failures or catastrophic events affecting its satellite constellation.

Inventories

Inventories are stated at the lower of cost or market, determined on a first-in, first-out basis. At June 30, 2017 and December 31, 2016, inventory consisted primarily of finished goods and purchased parts to be utilized by its contract manufacturer totaling $24,002 and $14,531, respectively, and $5,679 and $8,686, respectively, of raw materials, net of inventory obsolescence. The Company reviews inventory quantities on hand and evaluates the realizability of inventories and adjusts the carrying value as necessary based on forecasted product demand. A provision, recorded in cost of product sales on the Company’s condensed consolidated statement of operations, is made for potential losses on slow moving and obsolete inventories when identified.

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

If a satellite were to fail while in-orbit, the resulting loss would be charged to expense in the period it is determined that the satellite is not recoverable. The Company recently lost communication with three OG2 satellites.  The Company has established a comprehensive investigative team that includes outside independent consultants, internal engineering and OG2 contractors to determine the root cause and associated corrective measures.  Refer to “Note 6 – Property and Equipment” for more information.

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

ORBCOMM Inc.

Notes to the Condensed Consolidated Financial Statements

(All amounts in thousands except share amounts, per share amounts or unless otherwise noted)

3. Acquisitions

inthinc Technology Solutions Inc.

On June 9, 2017, pursuant to the Asset Purchase Agreement entered into by the Company and, inthinc, Inc., inthinc Technology Solutions, Inc., tiwi, Inc., inthinc Telematics, Inc., DriveAware, Inc., inthinc Chile, SP, and inthinc Investors, L.P. (collectively, “inthinc”), the Company completed the acquisition of inthinc for an aggregate consideration of (i) $34,236 in cash, subject to net working capital adjustments, on a debt free, cash free basis; (ii) issuance of 76,796 shares of the Company’s common stock, valued at $9.95 per share, which reflected a 20 day trading average price of the Company’s stock ending June 8, 2017; and (iii) additional contingent consideration of up to $25,000 subject to certain operational milestones, payable in stock or a combination of cash and stock at the Company’s election (the “inthinc Acquisition”). As the inthinc Acquisition was effective on June 9, 2017, the results of operations of inthinc were included in the condensed consolidated financial statements beginning June 9, 2017.

Preliminary Estimated Purchase Price Allocation

The inthinc Acquisition has been accounted for using the acquisition method of accounting. This method requires that assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date. The excess of the preliminary purchase price over the preliminary net assets was recorded as goodwill. The preliminary allocation of the purchase price was based upon a preliminary valuation and the estimates and assumptions are subject to change. The total consideration for the inthinc Acquisition was $44,835, of which $9,835 represents acquisition date contingent consideration at fair value, in a debt free, cash free transaction. The preliminary estimated purchase price allocation for the acquisition is as follows:

Amount
Accounts receivable	$2,839
Inventories	906
Prepaid expenses and other current assets	112
Property, plant and equipment	258
Lease receivable	5,812
Intangible assets	24,300
Total identifiable assets acquired	34,227
Accounts payable	5,514
Accrued expenses	7,238
Other current and non-current liabilities	4
Total liabilities assumed	12,756
Net identifiable assets acquired	21,471
Goodwill	23,364
Total preliminary purchase price	$44,835

ORBCOMM Inc.

Notes to the Condensed Consolidated Financial Statements

(All amounts in thousands except share amounts, per share amounts or unless otherwise noted)

Intangible Assets

The estimated fair value of the technology intangible assets was determined using the “relief from royalty method” under the income approach, which is a valuation technique that provides an estimate of the fair value of an asset based on the costs savings that are available through ownership of the asset by the avoidance of paying royalties to license the use of the assets from another owner. The estimated fair value of the customer lists was determined using the “excess earnings method” under the income approach, which represents the total income to be generated by the asset. Some of the more significant assumptions inherent in the development of those asset valuations include the projected revenue associated with the asset, the appropriate discount rate to select in order to measure the risk inherent in each future cash flow stream, the assessment of each asset’s life cycle, as well as other factors. The discount rate used to arrive at the present value at the acquisition date of the customer lists and technology was 13%. The remaining useful lives of the technology were based on historical product development cycles, the projected rate of technology migration and a market participant’s use of these intangible assets and the pattern of projected economic benefit of this intangible asset. The remaining useful lives of customer lists were based on the customer attrition and the projected economic benefit of these customers.

	Estimated
	Useful life
	(years)	Amount
Customer lists	20	18,500
Technology	10	5,800
		$24,300

Goodwill

The inthinc Acquisition allows the Company to offer fleet management and driver safety solutions to more than 100 enterprises and industrial companies around the world, who operate large commercial vehicle fleets. These factors contributed to a preliminary estimated purchase price resulting in the recognition of goodwill. The goodwill attributable to the inthinc Acquisition is deductible for tax purposes.

ORBCOMM Inc.

Notes to the Condensed Consolidated Financial Statements

(All amounts in thousands except share amounts, per share amounts or unless otherwise noted)

Indemnification Asset

In connection with the Asset Purchase Agreement, the Company entered into an escrow agreement with inthinc and an escrow agent. Under the terms of this escrow agreement, $500 was placed in an escrow account through September 9, 2019 to fund any indemnification obligations to the Company under the Asset Purchase Agreement. Under the terms of the escrow agreement, as of any release date for any portion of the Escrow Amount, the value of any then submitted and unresolved indemnification claims shall be retained in the Escrow Amount until such time as the applicable claims are resolved.

Acquired Customer Product Liability

As a result of the inthinc Acquisition, the Company acquired customer product obligations on inthinc’s product sales. The Company’s analysis of the customer product liabilities are estimated based on the historical costs of inthinc to replace or fix products for customers, as well as installations costs associated with these obligations. As the Company continues to gather additional information, these accrual estimates may differ from actual results and adjustments to the estimated customer product liability would be required. The Company continues to evaluate customer product liabilities relating to the inthinc Acquisition throughout the measurement period. If the Company determines that adjustments to these amounts are required during the remainder of the measurement period such amounts will be recorded as an adjustment to goodwill. On June 9, 2017, the Company had estimated additional product liabilities obligations of $6,625 relating to customer product obligations it was investigating associated with the inthinc Acquisition.

Contingent Consideration

Additional consideration is conditionally due to the inthinc sellers upon achievement of certain financial milestones through June 2019. The fair value measurement of the contingent consideration obligation is determined using Level 3 unobservable inputs supported by little or no market activity based on the Company’s own assumptions. The estimated fair value of the contingent consideration was determined based on the Company’s preliminary estimates using the probability-weighted discounted cash flow approach. As of June 30, 2017, the Company recorded $1,080 and $8,755 in current and other non-current liabilities on the condensed consolidated balance sheet, respectively.

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

Contingent Consideration

Additional consideration was conditionally due to the Skygistics Sellers upon achievement of certain financial milestones through April 2017. The fair value measurement of the contingent consideration obligation was determined using Level 3 unobservable inputs supported by little or no market activity based on the Company’s own assumptions. The estimated fair value of the contingent consideration was determined based on the Company’s preliminary estimates using the probability-weighted discounted cash flow approach. The financial milestone for this additional consideration has not been met, and therefore, the Company recorded a reduction of the contingent liability of $519 in selling, general and administrative (“SG&A”) expenses in the condensed consolidated statement of operations in the three months ended March 31, 2017.

ORBCOMM Inc.

Notes to the Condensed Consolidated Financial Statements

(All amounts in thousands except share amounts, per share amounts or unless otherwise noted)

Euroscan Holding B.V.

On March 11, 2014, pursuant to the Share Purchase Agreement entered into by the Company and MWL Management B.V., R.Q. Management B.V., WBB GmbH, ING Corporate Investments Participaties B.V. and Euroscan Holding B.V., as sellers (the “Share Purchase Agreement”), the Company completed the acquisition of 100% of the outstanding equity of Euroscan Holding B.V., including, indirectly, its wholly-owned subsidiaries Euroscan B.V., Euroscan GmbH Vertrieb Technischer Geräte, Euroscan Technology Ltd. and Ameriscan, Inc. (collectively, the “Euroscan Group” or “Euroscan”) for an aggregate consideration of (i) $29,163, inclusive of net working capital adjustments and net cash (on a debt free, cash free basis); (ii) issuance of 291,230 shares of the Company’s common stock, valued at $7.70 per share, which reflected the Company’s closing price on the acquisition date; and (iii) additional contingent consideration of up to $6,547 (the “Euroscan Acquisition”). The Euroscan Acquisition allowed the Company to complement its North American operations in IoT by adding a significant distribution channel in Europe and other key geographies where Euroscan has market share.

Contingent Consideration

Additional consideration was conditionally due to MWL Management B.V. and R.Q. Management B.V. upon achievement of financial and operational milestones through March 2017. The fair value measurement of the contingent consideration obligation was determined using Level 3 unobservable inputs supported by little or no market activity based on our own assumptions. The estimated fair value of the contingent consideration was determined based on the Company’s preliminary estimates using the probability-weighted discounted cash flow approach. As of December 31, 2016, the Company recorded $655 in accrued expenses on the condensed consolidated balance sheet in connection with the contingent consideration. Changes in the fair value of the contingent consideration obligations are recorded in the condensed consolidated statement of operations. A total of $694 was paid to MWL Management B.V. and R.Q. Management B.V. in cash and common stock of the Company during the quarter ended June 30, 2017 upon achievement of one milestone.

4. Stock-based Compensation

On April 20, 2016, the stockholders of the Company approved the ORBCOMM Inc. 2016 Long-Term Incentives Plan (the “2016 LTIP”). The 2016 LTIP replaces the Company’s 2006 Long-Term Incentives Plan (the “2006 LTIP”). The number of shares authorized for delivery under the 2016 LTIP is 6,949,400 shares, including 1,949,400 shares that remained available under the 2006 LTIP as of February 17, 2016, plus any shares previously subject to awards under the 2006 LTIP that are cancelled, forfeited or lapse unexercised since that date. As of June 30, 2017, there were 6,321,694 shares available for grant under the 2016 LTIP.

Total stock-based compensation recorded by the Company for the quarters ended June 30, 2017 and 2016 was $1,445 and $1,219, respectively, and for the six months ended June 30, 2017 and 2016 was $2,969 and $2,605, respectively. Total capitalized stock-based compensation for the quarters ended June 30, 2017 and 2016 was $112 and $65, respectively, and for the six months ended June 30, 2017 and 2016 was $243 and $131, respectively.

The following table summarizes the components of stock-based compensation expense in the condensed consolidated statements of operations for the quarters and six months ended June 30, 2017 and 2016:

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Cost of services	$114	$158	$273	$333
Cost of product sales	19	10	42	22
Selling, general and administrative	1,230	956	2,502	2,034
Product development	82	95	152	216
Total	$1,445	$1,219	$2,969	$2,605

As of June 30, 2017, the Company had unrecognized compensation costs for stock appreciation rights (“SARs”) and restricted stock units (“RSUs”) totaling $3,796.

ORBCOMM Inc.

Notes to the Condensed Consolidated Financial Statements

(All amounts in thousands except share amounts, per share amounts or unless otherwise noted)

Time-Based Stock Appreciation Rights

A summary of the Company’s time-based SARs for the six months ended June 30, 2017 is as follows:

			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
	Number of	Average	Contractual	Value
	Shares	Exercise Price	Term (years)	(In thousands)
Outstanding at January 1, 2017	3,789,394	$5.23
Granted	90,000	8.58
Exercised	(169,000)	4.55
Forfeited or expired	—	—
Outstanding at June 30, 2017	3,710,394	$5.29	4.05	$24,169
Exercisable at June 30, 2017	3,606,027	$5.21	3.82	$24,095
Vested and expected to vest at June 30, 2017	3,710,394	$5.29	4.05	$24,169

For the quarters ended June 30, 2017 and 2016, the Company recorded stock-based compensation expense of $141 and $71, respectively, relating to these SARs. For the six months ended June 30, 2017 and 2016, the Company recorded stock-based compensation expense of $295 and $165, respectively, relating to these SARs. As of June 30, 2017, $604 of total unrecognized compensation cost related to these SARs is expected to be recognized through December 2019.

The intrinsic value of the time-based SARs exercised during the six months ended June 30, 2017 was $895.

Performance-Based Stock Appreciation Rights

A summary of the Company’s performance-based SARs for the six months ended June 30, 2017 is as follows:

			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
	Number of	Average	Contractual	Value
	Shares	Exercise Price	Term (years)	(In thousands)
Outstanding at January 1, 2017	589,424	$6.06
Granted	—	—
Exercised	(25,540)	3.42
Forfeited or expired	(44,611)	11.00
Outstanding at June 30, 2017	519,273	$5.78	4.20	$4,031
Exercisable at June 30, 2017	519,273	$5.78	4.20	$4,031
Vested and expected to vest at June 30, 2017	519,273	$5.78	4.20	$4,031

For the six months ended June 30, 2016, the Company recorded stock-based compensation expense of $2 relating to these SARs, respectively. As of June 30, 2017, there is no unrecognized compensation cost related to these SARs expected to be recognized.

The intrinsic value of the performance-based SARs exercised during the six months ended June 30, 2017 was $243.

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

Six Months Ended June 30,
2017
Risk-free interest rate	2.10%
Expected life (years)	6.0
Estimated volatility factor	59.85%
Expected dividends	None

Time-based Restricted Stock Units

A summary of the Company’s time-based RSUs for the six months ended June 30, 2017 is as follows:

	Shares	Weighted- Average Grant Date Fair Value
Balance at January 1, 2017	691,952	$8.28
Granted	47,370	8.59
Vested	(352,084)	6.99
Forfeited or expired	(4,559)	8.78
Balance at June 30, 2017	382,679	$9.51

For the quarters ended June 30, 2017 and 2016, the Company recorded stock-based compensation expense of $679 and $588, respectively, related to these RSUs. For the six months ended June 30, 2017 and 2016, the Company recorded stock-based compensation expense of $1,379 and $1,150, respectively, related to these RSUs. As of June 30, 2017, $2,126 of total unrecognized compensation cost related to these RSUs is expected to be recognized through September 2019.

Performance-based Restricted Stock Units

A summary of the Company’s performance-based RSUs for the six months ended June 30, 2017 is as follows:

	Shares	Weighted- Average Grant Date Fair Value
Balance at January 1, 2017	473,608	$7.80
Granted	—	—
Vested	(214,190)	6.78
Forfeited or expired	(40,082)	7.01
Balance at June 30, 2017	219,336	$8.94

For the quarters ended June 30, 2017 and 2016, the Company recorded stock-based compensation expense of $302 and $354, respectively, related to these RSUs.  For the six months ended June 30, 2017 and 2016, the Company recorded stock-based compensation expense of $742 and $879, respectively, related to these RSUs. As of June 30, 2017, $1,066 of total unrecognized compensation cost related to these RSUs is expected to be recognized through March 2018.

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

Six Months Ended June 30,
	2017	2016
Risk-free interest rate	1.14% to 1.46%	0.35% to 0.68%
Estimated volatility factor	24.0% to 32.0%	34.0% to 37.0%
Expected dividends	None	None

For the quarters ended June 30, 2017 and 2016, the Company recorded stock-based compensation expense of $250 and $194, respectively, relating to these MPUs. For the six months ended June 30, 2017 and 2016, the Company recorded stock-based compensation expense of $434 and $397, respectively, relating to these MPUs.

As of June 30, 2017, the Company recorded $525 and $169 in accrued expenses and other non-current liabilities, respectively, in its condensed consolidated balance sheet. As of December 31, 2016, the Company recorded $715 and $260 in accrued expenses and other non-current liabilities, respectively, in its condensed consolidated balance sheet.

Employee Stock Purchase Plan

The Company’s Board of Directors adopted the ORBCOMM Inc. Employee Stock Purchase Plan (“ESPP”) on February 16, 2016 and the Company’s shareholders approved the ESPP on April 20, 2016. Under the terms of the ESPP, 5,000,000 shares of the Company’s common stock are available for issuance, and eligible employees may have up to 10% of their gross pay deducted from their payroll up to a maximum of $25 per year to purchase shares of the Company’s common stock at a discount of up to 15% of the common stock’s fair market value, subject to certain conditions and limitations. For the quarter and six months ended June 30, 2017, the Company recorded stock-based compensation expense of $73 and $119 relating to the ESPP. Purchases of the Company’s Common Stock under the ESPP were 75,888 shares at a price of $6.97 during the six months ended June 30, 2017.

ORBCOMM Inc.

Notes to the Condensed Consolidated Financial Statements

(All amounts in thousands except share amounts, per share amounts or unless otherwise noted)

5. Net Loss Attributable to ORBCOMM Inc. Common Stockholders

The Company accounts for earnings per share (“EPS”) in accordance with FASB ASC Topic 260, “Earnings Per Share” (“ASC 260”) and related guidance, which requires two calculations of EPS to be disclosed: basic and diluted. The numerator in calculating basic and diluted EPS is an amount equal to the net loss attributable to ORBCOMM Inc. common stockholders for the periods presented. The denominator in calculating basic EPS is the weighted-average shares outstanding for the respective periods. The denominator in calculating diluted EPS is the weighted-average shares outstanding, plus the dilutive effect of unvested SAR and RSU grants and shares of Series A convertible preferred stock, if any, for the respective periods. The following sets forth the basic and diluted calculations of EPS for the quarter and six months ended June 30, 2017 and 2016:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net loss attributable to ORBCOMM Inc. common stockholders	$(10,740)	$(4,169)	$(14,083)	$(6,265)
Weighted average number of common shares outstanding:
Basic number of common shares outstanding	71,978	70,900	71,703	70,800
Dilutive effect of unvested SARs and RSUs and shares of Series A convertible preferred stock	—	—	—	—
Diluted number of common shares outstanding	71,978	70,900	71,703	70,800
Earnings per share:
Basic	$(0.15)	$(0.06)	$(0.20)	$(0.09)
Diluted	$(0.15)	$(0.06)	$(0.20)	$(0.09)

The computation of net loss attributable to ORBCOMM Inc. common stockholders for the six months ended June 30, 2017 and 2016 is as follows:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net loss attributable to ORBCOMM Inc.	$(10,740)	$(4,169)	$(14,083)	$(6,265)
Preferred stock dividends on Series A convertible preferred stock	—	—	—	—
Net loss attributable to ORBCOMM Inc. common stockholders	$(10,740)	$(4,169)	$(14,083)	$(6,265)

6. Satellite Network and Other Equipment

Satellite network and other equipment consisted of the following:

	June 30,	December 31,
	2017	2016
Land	$381	$381
Satellite network	232,928	231,782
Capitalized software	39,215	30,758
Computer hardware	5,044	4,707
Other	7,902	7,522
Assets under construction	13,557	11,284
	299,027	286,434
Less: accumulated depreciation and amortization	(87,361)	(70,593)
	$211,666	$215,841

ORBCOMM Inc.

Notes to the Condensed Consolidated Financial Statements

(All amounts in thousands except share amounts, per share amounts or unless otherwise noted)

During the quarters ended June 30, 2017 and 2016, the Company capitalized internal costs attributable to the design, development and enhancements of the Company’s products and services in the amount of $3,374 and $2,544, respectively. During the six months ended June 30, 2017 and 2016, the Company capitalized internal costs attributable to the design, development and enhancements of the Company’s products and services in the amount of $6,610 and $4,732, respectively.

Depreciation expense for the quarters ended June 30, 2017 and 2016 was $8,710 and $8,483, respectively, including depreciation of internal-use software of $1,485 and $794, respectively.  Depreciation expense for the six months ended June 30, 2017 and 2016 was $17,040 and $14,380, respectively, including depreciation of internal-use software of $2,835 and $1,645, respectively.

For the quarters ended June 30, 2017 and 2016, 62% and 68% of depreciation and amortization expense, respectively, relate to cost of services and 8% and 13%, respectively, relate to cost of product sales, as these assets support the Company’s revenue generating activities. For the six months ended June 30, 2017 and 2016, 64% and 67% of depreciation and amortization expense, respectively, relate to cost of services and 8% and 12%, respectively, relate to cost of product sales, as these assets support the Company’s revenue generating activities.

As of June 30, 2017 and December 31, 2016, assets under construction primarily consist of costs associated with acquiring, developing and testing software and hardware for internal and external use that have not yet been placed into service.

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

In August 2016, the Company lost communication with one of its OG2 satellites launched in July 2014. The Company recorded a non-cash impairment charge of $10,680 to write-off the net book value of the satellite. In addition, the Company decreased satellite network and other equipment by $13,474 and associated accumulated depreciation by $2,794 to remove the asset as of September 30, 2016.

In December 2016, the Company lost communication with one of its OG1 Plane D satellites.  In the year ended December 31, 2016, the Company decreased each of satellite network and other equipment, net and associated accumulated depreciation by $137, representing the fully depreciated value of the satellite.

One OG2 satellite experienced a solar array anomaly in 2016 that resulted in the satellite entering a safe mode and being taken out of commercial service.  This satellite had been intermittently providing AIS service and regularly communicating with the ground infrastructure.  In April 2017, communication was lost with this OG2 satellite and recovery attempts are continuing.  The Company’s satellite engineering team has developed and uploaded new software designed to prevent a similar solar array anomaly from occurring on other OG2 satellites.

In June 2017, there was a loss of communication with the prototype OG2 satellite that was launched in December 2015, and in July 2017 there was a loss of communication with an OG2 satellite that was launched in July 2014.  The Company has established a comprehensive investigative team that includes outside independent consultants, internal engineering and OG2 contractors to determine the root cause and associated corrective measures.  Satellite network capacity remains multiple times more capable than current demand but there has been a small effect on message delivery times.  As of June 30, 2017, these three satellites have a carrying value of $31,917 in the aggregate.  Based on the information provided by the investigative team, if it is determined by management that one or more of these three OG2 satellites are not recoverable, the resulting impairment loss would be charged to expense in the period it is determined that the satellite is not recoverable.

7. Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price of an acquired business over the estimated fair values of the underlying net tangible and intangible assets.

ORBCOMM Inc.

Notes to the Condensed Consolidated Financial Statements

(All amounts in thousands except share amounts, per share amounts or unless otherwise noted)

Goodwill consisted of the following:

Amount
Balance at January 1, 2017	$114,033
Additions through acquisitions	23,364
Balance at June 30, 2017	$137,397

During the six months ended June 30, 2017, the recognition of goodwill of $23,364 in connection with the inthinc Acquisition.

Goodwill is allocated to the Company’s one reportable segment, which is its only reporting unit.

The Company’s intangible assets consisted of the following:

		June 30, 2017			December 31, 2016
	Useful life		Accumulated			Accumulated
	(years)	Cost	amortization	Net	Cost	amortization	Net
Customer lists	5-20	$110,257	$(24,403)	$85,854	$91,757	$(20,026)	$71,731
Patents and technology	5-10	22,781	(6,875)	15,906	16,556	(5,990)	10,566
Trade names and trademarks	1-2	2,884	(2,756)	128	2,885	(2,637)	248
		$135,922	$(34,034)	$101,888	$111,198	$(28,653)	$82,545

The weighted-average amortization period for the intangible assets is 11.4 years. The weighted-average amortization period for customer lists, patents and technology and trade names and trademarks is 12.1, 9.4 and 1.2 years, respectively.

Amortization expense was $2,689 and $3,068 for the quarter ended June 30, 2017 and 2016, respectively. Amortization expense was $5,381 and $6,130 for the six months ended June 30, 2017 and 2016, respectively.

Estimated annual amortization expense for intangible assets subsequent to June 30, 2017 is as follows:

Amount
2017 (remaining)	$6,133
2018	12,013
2019	11,977
2020	11,694
2021	11,232
2022	10,777
Thereafter	38,062
$101,888

ORBCOMM Inc.

Notes to the Condensed Consolidated Financial Statements

(All amounts in thousands except share amounts, per share amounts or unless otherwise noted)

8. Accrued Liabilities

The Company’s accrued liabilities consisted of the following:

	June 30,	December 31,
	2017	2016
Accrued compensation and benefits	$6,707	$7,456
Warranty	2,847	1,842
Acquired customer product liabilities	6,625	—
Corporate income tax payable	185	453
Contingent consideration amount	1,080	1,174
Accrued satellite network and other equipment	463	497
Accrued inventory purchases	1,246	4,292
OG2 satellite milestone payable	2,655	4,609
Accrued interest expense	4,444	1,031
Accrued professional fees	1,442	876
Accrued airtime charges	991	994
Other accrued expenses	8,525	7,207
	$37,210	$30,431

For the six months ended June 30, 2017 and 2016, changes in accrued warranty obligations consisted of the following:

	June 30,
	2017	2016
Beginning balance	$1,842	$2,322
Warranty liabilities assumed through acquisition	152	—
Reduction and amortization of fair value adjustment of warranty liabilities acquired through acquisitions	(119)	(441)
Warranty expense	1,018	512
Warranty charges	(46)	(465)
Ending balance	$2,847	$1,928

9. Deferred Revenues

Deferred revenues consisted of the following:

	June 30,	December 31,
	2017	2016
Service activation fees	$6,743	$7,594
Prepaid services	3,025	2,777
Extended warranty revenues	459	21
	10,227	10,392
Less current portion	(7,264)	(7,414)
Long-term portion	$2,963	$2,978

ORBCOMM Inc.

Notes to the Condensed Consolidated Financial Statements

(All amounts in thousands except share amounts, per share amounts or unless otherwise noted)

10. Note Payable-Related Party

In connection with the acquisition of a majority interest in Satcom International Group plc in 2005, the Company recorded an indebtedness to OHB Technology A.G. (formerly known as OHB Teledata A.G.), a stockholder of the Company. At June 30, 2017 and December 31, 2016, the principal balance of the note payable was €1,138 and it had a carrying value of $1,298 and $1,195, respectively. The carrying value was based on the note’s estimated fair value at the time of acquisition. The difference between the carrying value and principal balance was being amortized to interest expense over the estimated life of the note of six years which ended in September 30, 2011. This note does not bear interest and has no fixed repayment term. Repayment will be made from the distribution profits, as defined in the note agreement, of ORBCOMM Europe LLC, a wholly owned subsidiary of the Company. The note has been classified as long-term and the Company does not expect any repayments to be required prior to June 30, 2018.

11. Note Payable

Senior Secured Notes

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

In connection with the issuance of the Senior Secured Notes, the Company incurred debt issuance costs of approximately $5,431. For the quarter and six months ended June 30, 2017, amortization of the debt issuance costs was $174.  The Company recorded charges of $4,627 to interest expense on its statement of operations for the quarter and six months ended June 30, 2017, related to interest expense and amortization of debt issuance costs associated with the Senior Secured Notes.

Termination of Secured Credit Facilities

On April 10, 2017, a portion of the proceeds of the issuance of the Senior Secured Notes was used to repay in full the Company’s outstanding obligations under, and to terminate the Company’s $150,000 outstanding credit facilities incurred pursuant to the Credit Agreement, as defined below, resulting in an early payment fee of $1,500 and an additional expense associated with the remaining unamortized debt issuance cost and fees of $2,368.

ORBCOMM Inc.

Notes to the Condensed Consolidated Financial Statements

(All amounts in thousands except share amounts, per share amounts or unless otherwise noted)

Secured Credit Facilities

On September 30, 2014, the Company entered into a credit agreement (the “Credit Agreement”) with Macquarie CAF LLC (the “Lender”) in order to refinance the Company’s $45,000 9.5% per annum senior notes.  Pursuant to the Credit Agreement, the Lender provided secured credit facilities (the “Secured Credit Facilities”) in an aggregate amount of $160,000 comprised of (i) a term loan facility in an aggregate principal amount of up to $70,000 (the “Initial Term Loan Facility”); (ii) a $10,000 revolving credit facility (the “Revolving Credit Facility”); (iii) a term loan facility in an aggregate principal amount of up to $10,000 (the “Term B2 Facility”), the proceeds of which were used to partially finance the acquisition of InSync Solutions, Inc. in 2015; and (iv) a term loan facility in an aggregate principal amount of up to $70,000 (the “Term B3 Facility”), the proceeds of which were used partially finance the acquisition of SkyWave Mobile Communications, Inc. in 2015. The Secured Credit Facilities bear interest, at the Company’s election, of a per annum rate equal to either (a) a base rate plus 3.75% or (b) LIBOR plus 4.75%, with a LIBOR floor of 1.00%.

In connection with entering into the Credit Agreement, and the subsequent funding of the Initial Term Loan Facility, Revolving Credit Facility, Term B2 Facility and the Term B3 Facility, the Company incurred debt issuance costs of approximately $4,481. For the quarter and six months ended June 30, 2017, amortization of the debt issuance costs was $0 and $229, respectively.  For the quarter and six months ended June 30, 2016, amortization of the debt issuance costs was $227 and $454, respectively. The Company recorded charges of $216 and $2,642 to interest expense on its statement of operations for the quarter and six months ended June 30, 2017, respectively, related to interest expense and amortization of debt issuance costs associated with the Initial Term Loan Facility, the Term B2 and the Term B3 Facilities.

12. Stockholders’ Equity

Preferred stock

The Company currently has 50,000,000 shares of preferred stock authorized.

Series A convertible preferred stock

During the six months ended June 30, 2017, the Company did not issue dividends of Series A convertible preferred stock to the holders of the Series A convertible preferred stock. As of June 30, 2017, dividends in arrears were $11.

Common Stock

As of June 30, 2017, the Company has reserved 16,760,263 shares of common stock for future issuances related to employee stock compensation plans.

On June 15, 2017, the Company completed a private placement of 1,552,795 shares of the Company’s common stock at a purchase price of $9.66 per share, for an aggregate purchase price of $15,000. The per share price of $9.66 was calculated as 95% of the volume-weighted average trading price of common stock 30 trading days ending on June 14, 2017.

ORBCOMM Inc.

Notes to the Condensed Consolidated Financial Statements

(All amounts in thousands except share amounts, per share amounts or unless otherwise noted)

13. Segment Information

The Company operates in one reportable segment, IoT services. Other than satellites in orbit, goodwill and intangible assets, long-lived assets outside of the United States are not significant. The Company’s foreign exchange exposure is limited as approximately 96% of the Company’s consolidated revenue is collected in US dollars. The following table summarizes revenues on a percentage basis by geographic regions, based on the region in which the customer is located.

	Quarter Ended June 30,		Six Months Ended June 30,

	2017	2016	2017	2016
United States	72%	65%	66%	63%
South America	10%	10%	10%	11%
Japan	2%	2%	2%	2%
Europe	11%	16%	16%	18%
Other	5%	7%	6%	6%
	100%	100%	100%	100%

14. Income taxes

For the quarter ended June 30, 2017, the Company’s income tax expense was $90, compared to $216 for the prior year period. The change in the income tax provision for the quarter ended June 30, 2017 primarily related to a provision to return true up for filing the Canadian tax returns.  This resulted in an international tax benefit recorded in the period.  This was offset by a change in the geographical mix of income which increased taxable non-U.S. earnings before income taxes when compared to the prior year period.

For the six months ended June 30, 2017, the Company’s income tax expense was $713, compared to $378 for the prior year period. The change in the income tax provision for the six months ended June 30, 2017 primarily related to a change in the geographical mix of income which increased taxable non-U.S. earnings before income taxes when compared to the prior year period.

As of June 30, 2017 and December 31, 2016, the Company maintained a valuation allowance against its net deferred tax assets primarily attributable to operations in the United States, as the realization of such assets was not considered more likely than not.

There were no changes to the Company’s unrecognized tax benefits during the six months ended June 30, 2017. The Company does not expect any significant changes to its unrecognized tax positions during the next twelve months.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were recognized during the six months ended June 30, 2017.

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

In April 2017, the parties settled the litigation pursuant to the CalAmp Settlement Agreement, as defined below.

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

On April 24, 2017, the Company and CalAmp Wireless entered into a Confidential Settlement, General Release, and License Agreement (the “CalAmp Settlement Agreement”).  The CalAmp Settlement Agreement resolves both pending litigation matters between the parties, described above, and provides that each of the Company and CalAmp Wireless grant the other royalty free licenses and covenants not to sue for the patents-in-suit described above, as well as general releases.  Neither party made a settlement payment to the other party. Each of the Company and CalAmp will bear its own costs and fees associated with the prior litigation.

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

Airtime credits

In 2001, in connection with the organization of ORBCOMM Europe and the reorganization of the ORBCOMM business in Europe, the Company agreed to grant certain country representatives in Europe approximately $3,736 in airtime credits. The Company has not recorded the airtime credits as a liability for the following reasons: (i) the Company has no obligation to pay the unused airtime credits if they are not utilized; and (ii) the airtime credits are earned by the country representatives only when the Company generates revenue from the country representatives. The airtime credits have no expiration date. Accordingly, the Company is recording airtime credits as services are rendered and these airtime credits are recorded net of revenues from the country representatives. For the quarters ended June 30, 2017 and 2016, airtime credits used totaled approximately $8 and $7, respectively. For the six months ended June 30, 2017 and 2016, airtime credits used totaled approximately $15 and $14, respectively. As of June 30, 2017 and 2016, unused credits granted by the Company were approximately $1,994 and $2,023, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995.

Certain statements discussed in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally relate to our plans, estimates, objectives and expectations for future events, as well as, projections, business trends, and other statements that are not historical facts. Such forward-looking statements, are subject to known and unknown risks and uncertainties, some of which are beyond the Company’s control, which may cause the Company’s actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include but are not limited to: demand for and market acceptance of our products and services and our ability to successfully implement our business plan; our dependence on our subsidiary companies (Market Channel Affiliates (“MCAs”)) and third party product and service developers and providers, distributors and resellers (Market Channel Partners (“MCPs”)) to develop, market and sell our products and services, especially in markets outside the United States; substantial losses we have incurred and may continue to incur; the inability to effect suitable investments, alliances and acquisitions, and even if we are able to make acquisitions, the failure to integrate and effectively operate the acquired businesses and the exposure to additional risks, such as unexpected costs, contingent or other liabilities, or weaknesses in internal controls, and issues related to non-compliance with domestic and foreign laws, particularly in acquisitions of foreign businesses; our dependence on significant customers for a substantial portion of our revenues, including key customers such as Caterpillar Inc., Komatsu Ltd., Hub Group, Onixsat and Satlink S.L.; our ability to expand our business outside the United States, including risks related to the economic, political and other conditions in foreign countries in which we do business, including fluctuations in foreign currency exchange rates; our dependence on a few significant vendors, service providers or suppliers, as well as the loss or disruption or slowdown in the supply of products and services from these key vendors, such as our SkyWave business’s dependence on its commercial relationship with Inmarsat plc and the services provided by Inmarsat plc, including the continued availability of Inmarsat plc’s satellites, the supply of subscriber communicators from Sanmina Corporation and Quake Global, or the supply of application specific integrated circuits (ASICs) from S3 Group; competition from existing and potential telecommunications competitors, including terrestrial-based and satellite-based network providers, some of which provide wireless network services to our customers in connection with our products and services; our reliance on intellectual property rights and the risk that we, our MCAs, our MCPs and our customers may infringe on the intellectual property rights of others; inability to operate due to changes or restrictions in the political, legal, regulatory, government, administrative and economic conditions and developments in the United States and other countries and territories in which we provide our services; legal proceedings; the failure of our system or reductions in levels of service due to technological malfunctions or deficiencies or other events, such as in-orbit satellite failures, reduced performance of our existing satellites, or man-made or natural disasters and other extreme events; rapid and significant technological changes, pricing pressures and other competitive factors; cybersecurity risks; our substantial indebtedness, currently $250 million, including the restrictive covenants under the indenture governing our notes, and other terms that could restrict our business activities or our ability to execute our strategic objectives, limit our operating flexibility or adversely affect our financial performance, all of which could be exacerbated if we incur additional indebtedness; and the other risks described in our filings with the Securities and Exchange Commission (“SEC”). For more detail on these and other risks, please see our Annual Report on Form 10-K for the year ended December 31, 2016 (“Annual Report”), and other documents on file with the SEC. The Company undertakes no obligation to publicly revise any forward-looking statements or cautionary factors, except as required by law.

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

Customers benefiting from our network, products and solutions include original equipment manufacturers, or OEMs, such as Caterpillar Inc., Doosan Infracore America, Hitachi Construction Machinery Co., Ltd., John Deere, Komatsu Ltd., and Volvo Construction Equipment; vertical market technology integrators known as value-added resellers (“VARs”) and international value-added resellers (“IVARs”), such as I.D. Systems, Inc., and Value-added Solutions Providers (“SPs”), such as Onixsat, Satlink and Sascar (collectively referred to as Market Channel Partners (“MCPs”)); and end-to-end solutions customers such as Carrier Transicold, Thermo King, C&S Wholesale, Canadian National Railways, CR England, Hub Group, Inc., JB Hunt, KLLM Transport Services, Marten Transport, Prime Inc., Swift Transportation, Target, Tropicana, Tyson Foods, Walmart and Werner Enterprises.

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

The table below presents our revenues for the quarters and six months ended June 30, 2017 and 2016, together with the percentage of total revenue represented by each revenue category (in thousands):

	Quarter Ended June 30,
	2017		2016
Service revenues	$31,077	54.6%	$27,694	55.3%
Product sales	25,880	45.4%	22,370	44.7%
	$56,957	100.0%	$50,064	100.0%

	Six Months Ended June 30,
	2017		2016
Service revenues	$60,589	55.6%	$54,608	58.3%
Product sales	48,289	44.4%	39,016	41.7%
	$108,878	100.0%	$93,624	100.0%

Total revenues for the quarters ended June 30, 2017 and 2016 were $57.0 million and $50.1 million, respectively, an increase of 13.8%. Total revenues for the six months ended June 30, 2017 and 2016 were $108.9 million and $93.6 million, respectively, an increase of 16.3%.

Service revenues

	Quarter Ended June 30,		Change
(In thousands)	2017	2016	Dollars	%
Service revenues	$31,077	$27,694	$3,383	12.2%

	Six Months Ended June 30,		Change
(In thousands)	2017	2016	Dollars	%
Service revenues	$60,589	$54,608	$5,981	11.0%

The increase in service revenues for the quarters and six months ended June 30, 2017, compared to the prior year period, was primarily due to revenue generated from growth in billable subscriber communicators across our services and from our acquisitions.

As of June 30, 2017, we had approximately 1,828,000 billable subscriber communicators compared to approximately 1,650,000 billable subscriber communicators as of June 30, 2016, an increase of 10.8%.

Service revenue growth can be impacted by the customary lag between subscriber communicator activations and recognition of service revenue from these units.

Product sales

	Quarter Ended June 30,		Change
(In thousands)	2017	2016	Dollars	%
Product sales	$25,880	$22,370	$3,510	15.7%

	Six Months Ended June 30,		Change
(In thousands)	2017	2016	Dollars	%
Product sales	$48,289	$39,016	$9,273	23.8%

The increase in product sales for the quarter and six months ended June 30, 2017, compared to the prior year period, was primarily due to shipments to existing customers and significant product shipments to new customers.

Costs of revenues, exclusive of depreciation and amortization

	Quarter Ended June 30,		Change
(In thousands)	2017	2016	Dollars	%
Cost of services	$10,649	$9,351	$1,298	13.9%
Cost of product sales	20,290	17,200	3,090	18.0%

	Six Months Ended June 30,		Change
(In thousands)	2017	2016	Dollars	%
Cost of services	$20,218	$18,539	$1,679	9.1%
Cost of product sales	37,938	28,650	9,288	32.4%

Costs of services is comprised of expenses to operate our network, such as payroll and related costs, including stock-based compensation, and usage fees to third-party networks, but exclude depreciation and amortization discussed below. The increase in cost of services for the quarter and six months ended June 30, 2017, compared to the prior year period, was primarily due to an increase in service revenues from growth in billable subscribers and from our acquisitions.

Costs of product sales includes the purchase price of subscriber communicators and SIMS sold, costs of warranty obligations, shipping charges, as well as operational costs to fulfill customer orders including costs for employees and inventory management. The increase in cost of product sales for the quarter and six months ended June 30, 2017, compared to the prior year period, was primarily due to costs associated with the increased product sales and changes in the mix of product shipments.

Selling, general and administrative expenses

	Quarter Ended June 30,		Change
(In thousands)	2017	2016	Dollars	%
Selling, general and administrative expenses	$13,333	$11,056	$2,277	20.6%

	Six Months Ended June 30,		Change
(In thousands)	2017	2016	Dollars	%
Selling, general and administrative expenses	$25,574	$22,812	$2,762	12.1%

Selling, general and administrative (“SG&A”) expenses relate primarily to expenses for general management, sales and marketing, finance, professional fees and general operating expenses.  The increase in SG&A expenses for the quarter and six months ended June 30, 2017, compared to the prior year periods, reflected increases in employee-related costs, increases related to our acquisitions, contractor and consulting costs for sales and engineering and other operating expenses, an increase in foreign exchange losses driven by currency fluctuations associated with operating components, as well as the inclusion of a refund of regulatory fees in the quarter and six months ended June 30, 2016 that did not repeat in 2017.

Product development expenses

	Quarter Ended June 30,		Change
(In thousands)	2017	2016	Dollars	%
Product development	$1,923	$1,952	$(29)	(1.5)%

	Six Months Ended June 30,		Change
(In thousands)	2017	2016	Dollars	%
Product development	$3,511	$3,909	$(398)	(10.2)%

Product development expenses consist primarily of the expenses associated with our engineering efforts, including the cost of third parties to support our current applications. Product development expenses for the six months ended June 30, 2017, compared to the prior year period, decreased due to lower research and development activities and higher capitalization of costs related to enhancements of our products, services and software for our customers.

Depreciation and amortization

	Quarter Ended June 30,		Change
(In thousands)	2017	2016	Dollars	%
Depreciation and amortization	$11,400	$11,551	$(151)	(1.3)%

	Six Months Ended June 30,		Change
(In thousands)	2017	2016	Dollars	%
Depreciation and amortization	$22,422	$20,510	$1,912	9.3%

The increase in depreciation and amortization for the six months ended June 30, 2017, compared to the prior year period, was primarily due to additional depreciation expense associated with the ORBCOMM Generation 2 (“OG2”) satellites placed into service on March 1, 2016.

One OG2 satellite experienced a solar array anomaly in 2016 that resulted in the satellite entering a safe mode and being taken out of commercial service.  This satellite had been intermittently providing AIS service and regularly communicating with the ground infrastructure.  In April 2017, communication was lost on this OG2 satellite and recovery attempts are continuing.  Our satellite engineering team has developed and uploaded new software designed to prevent a similar solar array anomaly from occurring on other OG2 satellites.

In June 2017 there was a loss of communication on the prototype OG2 satellite that was launched in December 2015, and in July 2017 there was a loss of communication of an OG2 satellite that was launched in July 2014.  We have established a comprehensive investigative team that includes outside independent consultants, internal engineering and OG2 contractors to determine the root cause and associated corrective measures.  Satellite network capacity remains multiple times more capable than current demand but there has been a small effect on message delivery times.  As of June 30, 2017, these three satellites have a carrying value of $31.9 million in the aggregate.  Based on the information provided by the investigative team, if it is determined by management that one or more of these three OG2 satellites are not recoverable, the resulting impairment loss would be charged to expense in the period it is determined that the satellite is not recoverable.

Acquisition-related and integration costs

Acquisition-related and integration costs include professional services expenses and identifiable integration costs directly attributable to our acquisitions. For the quarters ended June 30, 2017 and 2016, we incurred acquisition-related and integration costs of $1.3 million and $0.6 million, respectively. For the six months ended June 30, 2017 and 2016, we incurred acquisition-related and integration costs of $1.5 million and $0.9 million, respectively. The increase in acquisition-related and integration costs reflect higher acquisition and integration activity in the 2017 periods compared to the prior year periods.

Other income (expense)

Other income (expense) is comprised primarily of interest expense, foreign exchange gains and losses and interest income from our cash and cash equivalents.

For the quarter ended June 30, 2017, other expense was $8.8 million, which consisted primarily of interest expense of $4.8 million relating to our Senior Secured Notes (as defined below) and a loss on extinguishment of our Secured Credit Facilities (as defined below) of $3.9 million. For the quarter ended June 30, 2016, other expense was $2.3 million, which consisted primarily of interest expense of $2.4 million relating to our Secured Credit Facilities, offset, in part, by foreign exchange gains of $0.1 million.

For the six months ended June 30, 2017, other expense was $11.1 million, which consisted primarily of interest expense of $7.3 million relating to our Senior Secured Notes and Secured Credit Facilities and a loss on extinguishment of our Secured Credit Facilities of $3.9 million, offset, in part, by interest income and other expenses of $0.1 million. For the six months ended June 30, 2016, other expense was $4.1 million, consisting of interest expense relating to our Secured Credit Facilities.  The increase in interest expense for the quarter and six months ended June 30, 2017, compared to the prior year period, was primarily due to higher interest rates associated with our Senior Secured Notes issued April 10, 2017. We believe our foreign exchange exposure is limited as a majority of our revenue is collected in U.S. dollars.

Income taxes

For the quarter ended June 30, 2017, our income tax expense $0.1 million, compared to $0.2 million for the prior year period. The change in the income tax provision for the quarter ended June 30, 2017 primarily related to a provision to return true up for filing the Canadian tax returns.  This resulted in an international tax benefit recorded in the period.  This was offset by a change in the geographical mix of income which increased taxable non-U.S. earnings before income taxes when compared to the prior year period.

For the six months ended June 30, 2017, our income tax expense $0.7 million, compared to $0.4 million for the prior year period. The change in the income tax provision for the six months ended June 30, 2017 primarily related to a change in the geographical mix of income which increased taxable non-U.S. earnings before income taxes when compared to the prior year period.

As of June 30, 2017 and 2016, we maintained a valuation allowance against our net deferred tax assets primarily attributable to operations in the United States as the realization of such assets was not considered more likely than not.

Net loss

For the quarter ended June 30, 2017, we had a net loss of $10.7 million compared to a net loss of $4.1 million in the prior year period, principally due to the increased interest expense and the loss on extinguishment of our Secured Credit Facilities as discussed above.  For the six months ended June 30, 2017, we had a net loss of $14.0 million compared to a net loss of $6.2 million in the prior year period, was principally due to the increased interest expense, the loss on extinguishment of our Secured Credit Facilities and increased depreciation and amortization as discussed above.

Noncontrolling interests

Noncontrolling interests relate to earnings and losses attributable to noncontrolling shareholders.

Net loss attributable to ORBCOMM Inc.

For the quarter ended June 30, 2017, we had a net loss attributable to our company of $10.7 million compared to a net loss of $4.2 million in the prior year period. For the six months ended June 30, 2017, we had a net loss attributable to our company of $14.1 million compared to a net loss of $6.3 million in the prior year period.

For the quarters and six months ended June 30, 2016, the net loss attributable to our common stockholders considers dividends of less than $0.1 million paid in shares of Series A convertible preferred stock.

Liquidity and Capital Resources

Overview

Our liquidity requirements arise from our working capital needs, our ability to make scheduled payments of interest on our indebtedness, to fund capital expenditures to support our current operations and to facilitate growth and expansion. We have financed our operations and expansion with cash flows from operating activities, sales of our common stock through public offerings and private placements of debt. At June 30, 2017, we had an accumulated deficit of $119.0 million. Our primary sources of liquidity consist of cash and cash equivalents totaling $84.0 million, as well as cash flows from operating activities, which we believe will be sufficient to provide working capital, support capital expenditures and facilitate growth and expansion for the next twelve months.

Operating activities

Cash used in our operating activities for the six months ended June 30, 2017 was $2.3 million resulting from a net loss of $14.0 million, offset by non-cash items including $22.4 million for depreciation and amortization, $3.0 million for stock-based compensation and $2.7 million for amortization and write-off of deferred financing fees. These non-cash add backs were offset by a working capital use of cash of $16.7 million. Working capital activities primarily consisted of an increase of $9.2 million in accounts receivable relating to timing of receivables, an increase of $5.4 million in inventories and an increase of $1.1 million in prepaid expenses and other assets.

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

Investing activities

Cash used in our investing activities for the six months ended June 30, 2017 was $48.7 million, resulting primarily from $34.2 million in cash consideration paid in connection with our acquisition of inthinc Technology Solutions, Inc. (“inthinc”) and capital expenditures of $14.2 million during the period, including approximately $2.0 million related to payments for the OG2 program.

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

Financing activities

Cash provided by our financing activities for the six months ended June 30, 2017 was $109.8 million, primarily due to proceeds from issuance of our Senior Secured Notes of $250.0 million, proceeds from issuance of common stock under a private offering of $15.0 million, offset, in part, by payment of $5.4 million of debt issuance costs related to our Senior Secured Notes and the $150.0 million repayment of our Secured Credit Facilities.

Cash used in our financing activities for the six months ended June 30, 2016 was $0.3 million.

Future Liquidity and Capital Resource Requirements

We expect that our existing cash and cash equivalents along with cash flows from operating activities will be sufficient over the next 12 months to provide working capital, cover interest payments on our Senior Secured Notes and fund growth initiatives and capital expenditures.

On September 30, 2014, we entered into a credit agreement (“Credit Agreement”) with Macquarie CAF LLC in order to refinance our $45 million 9.5% per annum senior notes. Pursuant to the Credit Agreement, the Lender provided secured credit facilities in an aggregate amount of $160 million (the “Secured Credit Facilities”) comprised of (i) an initial term loan facility in an aggregate principal amount of up to $70 million; (ii) a $10 million revolving credit facility; (iii) the Term B2 loan facility in an aggregate principal amount of up to $10 million, the proceeds of which were used to partially finance the acquisition of InSync Solutions Inc. in 2015; and (iv) the Term B3 loan facility in an aggregate principal amount of up to $70 million, the proceeds of which were used to partially finance the acquisition of SkyWave Mobile Communications Inc. in 2015.

On April 10, 2017, we issued $250 million aggregate principal amount of the senior secured notes due 2024 (the “Senior Secured Notes”). The Senior Secured Notes were issued pursuant to an indenture, dated as of April 10, 2017, among us, certain of our domestic subsidiaries party thereto (the “Guarantors”) and U.S. Bank National Association, as trustee and collateral agent (the “Indenture”). The Senior Secured Notes are unconditionally guaranteed on a senior secured basis by the Guarantors, and the Senior Secured Notes are secured on a first priority basis by (i) pledges of capital stock of certain of our directly- and indirectly-owned subsidiaries; and (ii) substantially all of our and our Guarantors’ other property and assets, to the extent a first priority security interest is able to be granted or perfected therein, and subject, in all cases, to certain specified exceptions. Interest payments are due on the Senior Secured Notes semi-annually in arrears on April 1 and October 1 beginning October 1, 2017.

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

The Indenture contains covenants that, among other things, limit us and our restricted subsidiaries’ ability to: (i) incur or guarantee additional indebtedness; (ii) pay dividends, make other distributions or repurchase or redeem capital stock; (iii) prepay, redeem or repurchase certain indebtedness; (iv) make loans and investments; (v) sell, transfer or otherwise dispose of assets; (vi) incur or permit to exist certain liens; (vii) enter into certain types of transactions with affiliates; (viii) enter into agreements restricting our subsidiaries’ ability to pay dividends; and (ix) consolidate, amalgamate, merge or sell all or substantially all of their assets; subject, in all cases, to certain specified exceptions. Such limitations have various exceptions and baskets as set forth in the Indenture, including the incurrence by us and our restricted subsidiaries of indebtedness under potential new credit facilities in the aggregate principal amount at any one time outstanding not to exceed $50 million.

On April 10, 2017, a portion of the proceeds of the issuance of the Senior Secured Notes was used to repay in full our outstanding obligations under, and to terminate our $150 million outstanding Secured Credit Facilities incurred pursuant to the Credit Agreement, resulting in an early payment fee of $1.5 million and an additional expense associated with the remaining unamortized debt issuance cost of $2.4 million.

On May 26, 2016, we completed the acquisition of Skygistics (PTY), Ltd. for cash consideration of $3.8 million and additional contingent consideration of up to $1.0 million, subject to meeting certain operational milestones.

On June 9, 2017, we completed the acquisition of inthinc for cash consideration of $34.2 million, issuance of 76,796 shares of our common stock, valued at $9.95 per share, and additional contingent consideration of up to $25.0 million, subject to meeting certain operational milestones.

On June 15, 2017, we completed a private placement of 1,552,795 shares of our common stock at a price of $9.66 per share, calculated as 95% of the volume-weighted average trading price of our common stock for the 30 trading days ending on June 14, 2017, for which we received net proceeds of $15.0 million.

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

The following table reconciles our net loss to EBITDA for the periods shown:

	Quarter Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Net loss attributable to ORBCOMM Inc.	$(10,740)	$(4,169)	$(14,083)	$(6,265)
Income tax expense	90	216	713	378
Interest income	(138)	(95)	(256)	(183)
Interest expense	4,843	2,445	7,269	4,144
Loss on debt extinguishment	3,868	—	3,868	—
Depreciation and amortization	11,400	11,551	22,422	20,510
EBITDA	$9,323	$9,948	$19,933	$18,584

For the second quarter of 2017 compared to the second quarter of 2016, EBITDA decreased $0.6 million, while net loss attributable to ORBCOMM Inc. increased $6.6 million. The rate of decrease for EBITDA compared to the net loss increase for the quarter ended June 30, 2017, compared to the prior year period, primarily reflects increased interest expense associated with our Senior Secured

Notes associated with additional notes payable outstanding at a higher interest rate and a loss on debt extinguishment incurred upon the repayment of the Secured Credit Facilities.

For the six months ended June 30, 2017 compared to the six months ended June 30, 2016, EBITDA increased $1.3 million, while net loss attributable to ORBCOMM Inc. increased $7.8 million.  The rate of increase for EBITDA compared to the net loss increase for the six months ended June 30, 2017, compared to the prior period, primarily reflects increased interest expense associated with our Senior Secured Notes associated with additional notes payable outstanding at a higher interest rate and a loss on debt extinguishment incurred upon the repayment of the Secured Credit Facilities, as well as higher depreciation associated with the OG2 satellites placed into service on March 1, 2016.

Contractual Obligations

With the exception of the Senior Secured Notes and the associated interest as described above, there have been no material changes in our contractual obligations as of June 30, 2017, as previously disclosed in our Annual Report.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

There have been no material changes in our assessment of our sensitivity to market risk as of June 30, 2017, as previously disclosed in Part II, Item 7A “Quantitative and Qualitative Disclosures about Market Risks” in our Annual Report.

Concentration of credit risk

There were no customers with revenues greater than 10% of our consolidated total revenues for the six months ended June 30, 2017 and 2016.

Item 4. Disclosure Controls and Procedures

Evaluation of the Company’s disclosure controls and procedures.

The Company’s management evaluated, with the participation of the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2017. Based on their evaluation, the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2017.

Changes in Internal Control over Financial Reporting.

We reviewed our internal control over financial reporting at June 30, 2017. As a result of the acquisition of inthinc, we have begun to integrate certain business processes and systems of inthinc. Accordingly, certain changes have been made and will continue to be made to our internal controls over financial reporting until such time as this integration is complete. In reliance on interpretive guidance issued by the Securities and Exchange Commission (the “SEC”) staff, management has chosen to exclude disclosure of changes in internal control over financial reporting related to inthinc.

There have been no other changes in our internal control over financial reporting identified in an evaluation thereof that occurred during the second quarter of 2017 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

See “Note 15 – Commitments and Contingencies” to our notes to the condensed consolidated financial statements for the six months ended June 30, 2017 included in this Quarterly Report on Form 10-Q for a description of our significant legal proceedings, which is incorporated by reference herein.

Item 1A. Risk Factors

There have been no material changes in the risk factors as of June 30, 2017 previously disclosed in Part I, Item 1A “Risk Factors” in our Annual Report, except that the risk factors under the heading “Risks Related to Our Debt” are replaced in their entirety with the following:

Risks Related to Our Debt

Our substantial indebtedness may adversely affect our business, financial condition and operating results.

We have $250 million in aggregate principal amount of total debt outstanding under our 8.0% senior secured notes due 2024 (the “Senior Secured Notes”). Our level of indebtedness may have material adverse effects on our business, financial condition and operating results, including to:

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

Our ability to make scheduled interest payments on the Senior Secured Notes and to meet our other debt service obligations when due and to fund our ongoing operations or to refinance our debt, depends on our future operating and financial performance and our ability to generate cash, which will be affected by our ability to successfully implement our business strategy as well as general economic, financial, competitive, regulatory, legal, technical and other factors, including those discussed in these “Risk Factors,” beyond our control. If we cannot generate sufficient cash to meet our debt service requirements, we may, among other things, need to refinance all or a portion of our debt, including the Senior Secured Notes, obtain additional financing, delay planned capital expenditures or sell assets. If we are not able to refinance any of our debt, obtain additional financing or sell assets on commercially reasonable terms or at all, we may not be able to satisfy our obligations with respect to our debt, including the Senior Secured Notes. In that event, borrowings under other debt agreements or instruments that contain cross-default or cross-acceleration provisions may become payable on demand, and we may not have sufficient funds to repay all of our debts, including the Senior Secured Notes.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except as previously disclosed in our Current Reports on Form 8-K and disclosed in this Quarterly Report on Form 10-Q, no unregistered securities were sold or issued during the period covered by this report.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On August 1, 2017, we entered into an employment agreement (the “Malone Agreement”) with Craig Malone, our Executive Vice President — Product Development, effective as of August 1, 2017 and continues through December 31, 2017.  Upon the expiration of the initial term or any extension thereof, the term of the Malone Agreement will be automatically extended by twelve additional calendar months through the next December 31st, unless either party notifies the other party in writing at least 90 days in advance of such expiration that he or it does not want such extension to occur, in which case the term of the Malone Agreement will not be further extended and Mr. Malone’s employment will terminate upon such expiration.  Notwithstanding the foregoing, Mr. Malone’s employment with us may be terminated prior to the expiration of the term of the Malone Agreement pursuant to the provisions described below.

The Malone Agreement provides for an annual base salary, currently $255,000. In addition to his salary, Mr. Malone is entitled to certain employee benefits, including medical and disability insurance, term life insurance, paid holiday and vacation time and other employee benefits paid by the Company. Under the Malone Agreement, Mr. Malone is eligible to receive a bonus based on a percentage of his base salary dependent upon achieving certain performance targets (both financial and qualitative) established each year by the board of directors. Mr. Malone is entitled to participate in any profit sharing and/or pension plan generally provided for our executives, and in any equity incentive plan established by us in which our senior executives are generally permitted to participate.

If Mr. Malone’s employment is terminated (1) by reason of his disability, (2) by us without “cause” (as defined in the Malone Agreement) or (3) as a result of a notice of non-extension of the Malone Agreement provided by us, he will be entitled to continue to receive his base salary for a period of one year, payable beginning on the 60th day following his termination of employment (subject to any delay that may be required by Section 409A), and continued health insurance coverage for one year following such termination.  Mr. Malone’s post-termination payments are conditioned on his executing a release in favor of us. In addition, the Malone Agreement contains standard covenants relating to confidentiality and assignment of intellectual property rights, a two-year post-employment non-solicitation covenant and a one-year post-employment non-competition covenant. Upon a termination of his employment following a “change of control” (as defined in the Malone Agreement), Mr. Malone will be entitled to the same post-employment payments as if his employment were terminated by us without “cause” (as described above), unless the successor or transferee company continues his employment on substantially equivalent terms as under the Malone Agreement; provided that if the “change of control” transaction occurs, then the length of the severance period during which Mr. Malone receives continued base salary and coverage under our health insurance plan will be eighteen months.

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

4.1

Indenture, dated as of April 10, 2017, by and among the Company, the Guarantor party thereto and U.S. Bank National Association, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K on April 12, 2017, is incorporated herein by reference.

4.2

Security Agreement, dated as of April 10, 2017, by and among the Company, each of the Subsidiary Guarantors and Additional Guarantors party thereto and U.S. Bank National Association, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K on April 12, 2017, is incorporated herein by reference.

10.1

Asset Purchase Agreement, dated June 9, 2017, by and among the Company, Snowboard Holdings, LLC, inthinc, Inc., inthinc Technology Solutions, Inc., tiwi, Inc., inthinc Telematics, Inc., DriveAware, Inc., inthinc Chile SP, and inthinc Investors, L.P., filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K on June 12, 2017, is incorporated herein by reference.

*10.2	Employment Agreement dated as of August 1, 2017 between Craig Malone and the Company.

31.1	Certification of President and Chief Executive Officer required by Rule 13a-14(a).

31.2	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a).

32.1	Certification of President and Chief Executive Officer required by Rule 13a-14(b) and 18 U.S.C. Section 1350.

32.2	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(b) and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

__________________

*          Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORBCOMM Inc. (Registrant)

Date: August 3, 2017	/s/ Marc J. Eisenberg
Marc J. Eisenberg,
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 3, 2017	/s/ Robert G. Costantini
Robert G. Costantini,
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: August 3, 2017	/s/ Constantine Milcos
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

4.1

Indenture, dated as of April 10, 2017, by and among the Company, the Guarantor party thereto and U.S. Bank National Association, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K on April 12, 2017, is incorporated herein by reference.

4.2

Security Agreement, dated as of April 10, 2017, by and among the Company, each of the Subsidiary Guarantors and Additional Guarantors party thereto and U.S. Bank National Association, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K on April 12, 2017, is incorporated herein by reference.

10.1

Asset Purchase Agreement, dated June 9, 2017, by and among the Company, Snowboard Holdings, LLC, inthinc, Inc., inthinc Technology Solutions, Inc., tiwi, Inc., inthinc Telematics, Inc., DriveAware, Inc., inthinc Chile SP, and inthinc Investors, L.P., filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K on June 12, 2017, is incorporated herein by reference.

*10.2	Employment Agreement dated as of August 1, 2017 between Craig Malone and the Company.

31.1	Certification of President and Chief Executive Officer required by Rule 13a-14(a).

31.2	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a).

32.1	Certification of Chief Executive Officer and President required by Rule 13a-14(b) and 18 U.S.C. Section 1350.

32.2	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(b) and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

__________________

*          Management contract or compensatory plan or arrangement.