Form 10-Q
period 2017-09-30
ORBCOMM Inc.
filed 2017-11-02
CIK 1361983

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

The number of shares outstanding of the registrant’s common stock as of October 30, 2017 is 74,293,015.

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of September 30, 2017 (unaudited) and December 31, 2016	3
Condensed Consolidated Statements of Operations (unaudited) for the quarters and nine months ended September 30, 2017 and September 30, 2016	4
Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the quarters and nine months ended September 30, 2017 and September 30, 2016	5
Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2017 and September 30, 2016	6
Condensed Consolidated Statements of Changes in Equity (unaudited) for the nine months ended September 30, 2017 and September 30, 2016	7
Notes to the Condensed Consolidated Financial Statements (unaudited)	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3. Quantitative and Qualitative Disclosures about Market Risks	34
Item 4. Disclosure Controls and Procedures	34
PART II — OTHER INFORMATION
Item 1. Legal Proceedings	35
Item 1A. Risk Factors	35
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 3. Defaults Upon Senior Securities	37
Item 4. Mine Safety Disclosures	37
Item 5. Other Information	37
Item 6. Exhibits	37
SIGNATURES	38

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ORBCOMM Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value and share data)

(Unaudited)

	September 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$37,412	$25,023
Cash held for acquisition	34,500	—
Accounts receivable, net of allowance for doubtful accounts of $1,298 and $1,057, respectively	51,987	31,937
Inventories	36,186	23,217
Prepaid expenses and other current assets	13,152	8,031
Total current assets	173,237	88,208
Satellite network and other equipment, net	176,104	215,841
Goodwill	132,994	114,033
Intangible assets, net	98,747	82,545
Other assets	11,021	5,447
Deferred income taxes	86	80
Total assets	$592,189	$506,154
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$21,237	$12,481
Accrued liabilities	34,090	30,431
Current portion of deferred revenue	6,738	7,414
Total current liabilities	62,065	50,326
Note payable - related party	1,343	1,195
Note payable, net of unamortized deferred issuance costs	244,937	147,458
Deferred revenue, net of current portion	2,559	2,978
Deferred tax liabilities	19,402	18,645
Other liabilities	12,261	3,684
Total liabilities	342,567	224,286
Commitments and contingencies
Equity:
ORBCOMM Inc. stockholders' equity
Series A Convertible Preferred Stock, par value $0.001; 1,000,000 shares authorized; 37,544 and 36,466 shares issued and outstanding	376	364
Common stock, par value $0.001; 250,000,000 shares authorized; 74,114,319 and 71,111,863 shares issued at September 30, 2017 and December 31, 2016	74	71
Additional paid-in capital	407,616	386,920
Accumulated other comprehensive loss	(319)	(1,089)
Accumulated deficit	(158,726)	(104,949)
Less treasury stock, at cost; 29,990 shares at September 30, 2017 and December 31, 2016	(96)	(96)
Total ORBCOMM Inc. stockholders' equity	248,925	281,221
Noncontrolling interest	697	647
Total equity	249,622	281,868
Total liabilities and equity	$592,189	$506,154

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ORBCOMM Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Service revenues	$35,040	$28,846	$95,629	$83,454
Product sales	34,326	17,442	82,615	56,458
Total revenues	69,366	46,288	178,244	139,912
Cost of revenues, exclusive of depreciation and amortization shown below:
Cost of services	13,638	9,791	33,856	28,330
Cost of product sales	29,676	13,218	67,614	41,868
Operating expenses:
Selling, general and administrative	13,755	12,031	39,329	34,843
Product development	2,453	1,217	5,964	5,126
Depreciation and amortization	12,041	11,158	34,463	31,668
Impairment loss - satellite network	31,224	10,680	31,224	10,680
Acquisition - related and integration costs	800	246	2,290	1,179
Loss from operations	(34,221)	(12,053)	(36,496)	(13,782)
Other income (expense):
Interest income	266	100	522	283
Other (expense) income	(32)	426	(210)	335
Interest expense	(5,197)	(2,471)	(12,466)	(6,615)
Loss on debt extinguishment	—	—	(3,868)	—
Total other expense	(4,963)	(1,945)	(16,022)	(5,997)
Loss before income taxes	(39,184)	(13,998)	(52,518)	(19,779)
Income taxes	479	(9)	1,192	369
Net loss	(39,663)	(13,989)	(53,710)	(20,148)
Less: Net income attributable to the noncontrolling interests	19	52	55	158
Net loss attributable to ORBCOMM Inc.	$(39,682)	$(14,041)	$(53,765)	$(20,306)
Net loss attributable to ORBCOMM Inc. common stockholders	$(39,694)	$(14,048)	$(53,777)	$(20,313)
Per share information-basic:
Net loss attributable to ORBCOMM Inc. common stockholders	$(0.54)	$(0.20)	$(0.74)	$(0.29)
Per share information-diluted:
Net loss attributable to ORBCOMM Inc. common stockholders	$(0.54)	$(0.20)	$(0.74)	$(0.29)
Weighted average common shares outstanding:
Basic	73,762	70,997	72,396	70,866
Diluted	73,762	70,997	72,396	70,866

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ORBCOMM Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(39,663)	$(13,989)	$(53,710)	$(20,148)
Other comprehensive income - Foreign currency translation adjustments	154	191	765	863
Other comprehensive income	154	191	765	863
Comprehensive loss	(39,509)	(13,798)	(52,945)	(19,285)
Less: Comprehensive (income) attributable to noncontrolling interests	(19)	(51)	(50)	(151)
Comprehensive loss attributable to ORBCOMM Inc.	$(39,528)	$(13,849)	$(52,995)	$(19,436)

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ORBCOMM Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(53,710)	$(20,148)
Adjustments to reconcile net loss to net cash provided by operating activities:
Change in allowance for doubtful accounts	241	146
Change in the fair value of acquisition-related contingent consideration	(1,276)	(213)
Amortization of the fair value adjustment related to warranty liabilities acquired through acquisitions	—	(57)
Amortization and write off of deferred financing fees	2,912	611
Depreciation and amortization	34,463	31,668
Impairment loss - satellite network	31,224	10,680
Stock-based compensation	4,314	3,824
Foreign exchange loss	366	482
Deferred income taxes	758	538
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(18,010)	(3,925)
Inventories	(11,893)	(336)
Prepaid expenses and other assets	(4,156)	134
Accounts payable and accrued liabilities	8,929	(1,013)
Deferred revenue	(1,106)	(2,540)
Other liabilities	(262)	(664)
Net cash (used in) provided by operating activities	(7,206)	19,187
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(34,236)	(3,452)
Cash held for acquisition	(34,500)	—
Capital expenditures	(21,410)	(22,519)
Change in restricted cash	—	1,000
Other	(650)	(198)
Net cash (used in) investing activities	(90,796)	(25,169)
Cash flows from financing activities:
Proceeds from issuance of common stock	15,000	—
Payment of long-term debt	(150,000)	—
Proceeds received from issuance of long-term debt	250,000	—
Cash paid for debt issuance costs	(5,359)	—
Proceeds from employee stock purchase plan	529	—
Payment of deferred purchase consideration	(347)	(342)
Net cash provided by (used in) financing activities	109,823	(342)
Effect of exchange rate changes on cash and cash equivalents	568	520
Net increase (decrease) in cash and cash equivalents	12,389	(5,804)
Beginning of period	25,023	27,077
End of period	$37,412	$21,273
Supplemental disclosures of cash flow information:
Cash paid for
Interest	$3,411	$6,581
Income taxes	$508	$(110)
Supplemental schedule of noncash investing and financing activities
Noncash investing and financing activities:
Capital expenditures incurred not yet paid	$725	$1,090
Capital expenditure milestone payable incurred not yet paid	$—	$5,070
Stock-based compensation related to capital expenditures	$357	$219
Series A convertible preferred stock dividend paid in kind	$12	$7
Common stock issued in connection with the acquisition of businesses	$764	$—
Common stock issued as payment for contingent consideration	$347	$352
Acquisition-related contingent consideration	$9,835	$514

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ORBCOMM Inc.

Condensed Consolidated Statements of Changes in Equity

Nine Months Ended 2017 and 2016

(in thousands, except share data)

(Unaudited)

						Accumulated
	Series A convertible				Additional	other
	Preferred stock		Common stock		paid-in	comprehensive	Accumulated	Treasury stock		Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	income	deficit	Shares	Amount	interests	equity
Balances, January 1, 2017	36,466	$364	71,111,863	$71	$386,920	$(1,089)	$(104,949)	29,990	$(96)	$647	$281,868
Vesting of restricted stock units	—	—	566,156	1	—	—	—	—	—	—	1
Stock-based compensation	—	—	—	—	4,058	—	—	—	—	—	4,058
Proceeds received from issuance of common stock in connection with a private offering	—	—	1,552,795	2	14,998	—	—	—	—	—	15,000
Issuance of common stock in connection with the acquisition of Inthinc	—	—	76,796	—	764	—	—	—	—	—	764
Series A convertible preferred stock dividend	1,078	12	—	—	—	—	(12)	—	—	—	—
Issuance of common stock under employees stock purchase plan	—	—	75,888	—	529	—	—	—	—	—	529
Payment of contingent consideration	—	—	40,372	—	347	—	—	—	—	—	347
Exercise of SARs	—	—	690,449	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	(53,765)	—	—	55	(53,710)
Foreign currency translation adjustments	—	—	—	—	—	770	—	—	—	(5)	765
Balances, September 30, 2017	37,544	$376	74,114,319	$74	$407,616	$(319)	$(158,726)	29,990	$(96)	$697	$249,622
Balances, January 1, 2016	35,759	$357	70,613,642	$71	$381,659	$(1,174)	$(81,424)	29,990	$(96)	$363	$299,756
Vesting of restricted stock units	—	—	261,730	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	3,417	—	—	—	—	—	3,417
Conversion of preferred stock to common stock	(708)	(7)	1,178	—	7	—	—	—	—	—	—
Series A convertible preferred stock dividend	706	7	—	—	—	—	(7)	—	—	—	—
Payment of contingent consideration	—	—	35,464	—	352	—	—	—	—	—	352
Exercise of SARs	—	—	131,774	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	(20,306)	—	—	158	(20,148)
Foreign currency translation adjustments	—	—	—	—	—	870	—	—	—	(7)	863
Balances, September 30, 2016	35,757	$357	71,043,788	$71	$385,435	$(304)	$(101,737)	29,990	$(96)	$514	$284,240

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

Although the Company owns interests in companies that it accounts for pursuant to the equity method, the investments in those entities had no carrying value as of September 30, 2017 and December 31, 2016. The Company has no guarantees or other funding obligations to those entities. The Company had no equity in or losses of those investees for the quarters and nine months ended September 30, 2017 and 2016.

ORBCOMM Inc.

Notes to the Condensed Consolidated Financial Statements

(All amounts in thousands except share amounts, per share amounts or unless otherwise noted)-continued

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

The carrying value of the Company’s financial instruments, including cash, accounts receivable and accounts payable approximated their fair value due to the short-term nature of these items. As of September 30, 2017, the carrying amount and the fair value of the Company’s Senior Secured Notes (described in “Note 11 – Notes Payable”) were $250,000 and $268,125, respectively. The fair values of the Senior Secured Notes are based on observable relevant market information. Fluctuations between the carrying amounts and the fair values of the Senior Secured Notes for the period presented are associated with changes in market interest rates. The Company may redeem all or part of the Senior Secured Notes at any time or from time to time at its option at specified redemption prices that would include “make-whole” premiums. Refer to “Note 11 – Notes Payable” for more information. The fair value of the $1,343 book value Note payable-related party is de minimus.

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

For the quarter ended September 30, 2017, JB Hunt Transport Services, Inc. (“JB Hunt Transport”) comprised 14.9% of the Company’s consolidated total revenues.  There were no customers with revenues greater than 10% of the Company’s consolidated total revenues for the nine months ended September 30, 2017.  There were no customers with revenues greater than 10% of the Company’s consolidated total revenues for the quarter and nine months ended September 30, 2016.

Two customers, JB Hunt Transport and AT&T Solutions, Inc. comprised 11.5% and 10.2%, respectively, of the Company’s consolidated accounts receivable as of September 30, 2017. One customer, Caterpillar, Inc., comprised 10.5% of the Company’s consolidated accounts receivable as of December 31, 2016.

As of September 30, 2017, the Company did not maintain in-orbit insurance coverage for its ORBCOMM Generation 1 (“OG1”) or ORBCOMM Generation 2 (“OG2”) satellites to address the risk of potential systemic anomalies, failures or catastrophic events affecting its satellite constellation.

Inventories

Inventories are stated at the lower of cost or market, determined on a first-in, first-out basis. At September 30, 2017 and December 31, 2016, inventory consisted primarily of finished goods and purchased parts to be utilized by its contract manufacturer totaling $29,863 and $14,531, respectively, and $6,323 and $8,686, respectively, of raw materials, net of inventory obsolescence. The Company reviews inventory quantities on hand and evaluates the realizability of inventories and adjusts the carrying value as necessary based on forecasted product demand. A provision, recorded in cost of product sales on the Company’s condensed consolidated statement of operations, is made for potential losses on slow moving and obsolete inventories when identified.

ORBCOMM Inc.

Notes to the Condensed Consolidated Financial Statements

(All amounts in thousands except share amounts, per share amounts or unless otherwise noted)-continued

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

If a satellite were to fail while in-orbit, the resulting loss would be charged to expense in the period it is determined that the satellite is not recoverable. An impairment loss of $31,224 related to three of the Company’s OG2 satellites was recorded for the quarter ended September 30, 2017.  Refer to “Note 6 – Satellite Network and Other Equipment” for more information.

Warranty Costs

The Company accrues for one-year warranty coverage on product sales estimated at the time of sale based on historical costs to repair or replace products for customers compared to historical product revenues. The warranty accrual is included in accrued liabilities on the condensed consolidated balance sheet. Refer to “Note 8 – Accrued Liabilities” for more information.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09 “Revenue from Contracts with Customers” (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In July 2015, the FASB deferred the effective date of ASU No. 2014-09 for all entities by one year. As a result, the new standard is effective for the Company on January 1, 2018. Early adoption prior to the original effective date is not permitted. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. The Company has substantially completed its review of its contract portfolio and is currently finalizing its evaluation of the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company will complete this process during the fourth quarter of 2017 and anticipates a modified retrospective application upon adoption in the first quarter of 2018.

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

In November 2016, the FASB issued ASU No. 2016-18 “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”) and is effective for the fiscal years beginning after December 15, 2017. ASU 2016-18 requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Entities will also be required to reconcile such total to amounts on the balance sheet and disclose the nature of the restrictions. The guidance requires application using a retrospective transition method. The Company intends to adopt this standard on January 1, 2018 and expects the retrospective application to impact its classification of certain restricted cash activity in its statement

ORBCOMM Inc.

Notes to the Condensed Consolidated Financial Statements

(All amounts in thousands except share amounts, per share amounts or unless otherwise noted)-continued

of cash flows in future interim filings. The Company is evaluating other potential effects, if any, that the adoption of this guidance will have on the Company’s financial statements.

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

3. Acquisitions

inthinc Technology Solutions Inc.

On June 9, 2017, pursuant to the asset purchase agreement (the “Asset Purchase Agreement”) entered into by the Company and, inthinc, Inc., inthinc Technology Solutions, Inc., tiwi, Inc., inthinc Telematics, Inc., DriveAware, Inc., inthinc Chile, SP, and inthinc Investors, L.P. (collectively, “inthinc”), the Company completed the acquisition of inthinc for an aggregate consideration of (i) $34,236 in cash, subject to net working capital adjustments, on a debt free, cash free basis; (ii) issuance of 76,796 shares of the Company’s common stock, valued at $9.95 per share, which reflected a 20 day trading average price of the Company’s stock ending June 8, 2017; and (iii) additional contingent consideration of up to $25,000 subject to certain operational milestones, payable in stock or a combination of cash and stock at the Company’s election (the “inthinc Acquisition”). As the inthinc Acquisition was effective on June 9, 2017, the results of operations of inthinc were included in the condensed consolidated financial statements beginning June 9, 2017.

Preliminary Estimated Purchase Price Allocation

The inthinc Acquisition has been accounted for using the acquisition method of accounting. This method requires that assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date. The excess of the preliminary purchase price over the preliminary net assets was recorded as goodwill. The preliminary allocation of the purchase price was based upon a preliminary valuation and the estimates and assumptions are subject to change during the one year measurement period.  During the nine months ended September 30, 2017, the Company recorded a measurement period adjustment related to the intangible asset valuation and other working capital accounts, which resulted in a decrease in goodwill of $4,403. The total consideration for the inthinc Acquisition was $44,835, of which $9,835 represents acquisition date contingent consideration at fair value, in a debt free, cash free transaction. The preliminary estimated purchase price allocation for the acquisition is as follows:

Amount
Accounts receivable	$1,833
Inventories	906
Prepaid expenses and other current assets	112
Property, plant and equipment	258
Lease receivable	5,812
Intangible assets	24,300
Total identifiable assets acquired	33,221
Accounts payable	5,214
Accrued expenses	506
Other current and non-current liabilities	1,627
Total liabilities assumed	7,347
Net identifiable assets acquired	25,874
Goodwill	18,961
Total preliminary purchase price	$44,835

Intangible Assets

The estimated fair value of the technology intangible assets was determined using the “relief from royalty method” under the income approach, which is a valuation technique that provides an estimate of the fair value of an asset based on the costs savings that are

ORBCOMM Inc.

Notes to the Condensed Consolidated Financial Statements

(All amounts in thousands except share amounts, per share amounts or unless otherwise noted)-continued

available through ownership of the asset by the avoidance of paying royalties to license the use of the assets from another owner. The estimated fair value of the customer lists was determined using the “excess earnings method” under the income approach, which represents the total income to be generated by the asset. Some of the more significant assumptions inherent in the development of those asset valuations include the projected revenue associated with the asset, the appropriate discount rate to select in order to measure the risk inherent in each future cash flow stream, the assessment of each asset’s life cycle, as well as other factors. The discount rate used to arrive at the present value at the acquisition date of the customer lists and technology was 12%. The remaining useful lives of the technology were based on historical product development cycles, the projected rate of technology migration and a market participant’s use of these intangible assets and the pattern of projected economic benefit of this intangible asset. The remaining useful lives of customer lists were based on the customer attrition and the projected economic benefit of these customers.

	Estimated
	Useful life
	(years)	Amount
Customer lists	20	18,300
Technology	10	6,000
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

Indemnification Asset

In connection with the Asset Purchase Agreement, the Company entered into an Escrow Agreement with inthinc and an escrow agent (the “Escrow Agreement”). Under the terms of this Escrow Agreement, $500 was placed in an escrow account through September 9, 2019 (the “Escrow Amount”) to fund any indemnification obligations to the Company under the Asset Purchase Agreement. Under the terms of the Escrow Agreement, as of any release date for any portion of the Escrow Amount, the value of any then submitted and unresolved indemnification claims shall be retained in the Escrow Amount until such time as the applicable claims are resolved.

Acquired Customer Product Liability

As a result of the inthinc Acquisition, the Company acquired customer product obligations on inthinc’s product sales. The Company’s analysis of the customer product liabilities are estimated based on the historical costs of inthinc to replace or fix products for customers, as well as installations costs associated with these obligations. As the Company continues to gather additional information, these accrual estimates may differ from actual results and adjustments to the estimated customer product liability would be required. The Company continues to evaluate customer product liabilities relating to the inthinc Acquisition throughout the measurement period. If the Company determines that adjustments to these amounts are required during the remainder of the measurement period, such amounts will be recorded as an adjustment to goodwill. On June 9, 2017, the Company had estimated additional product liabilities obligations of $1,333 relating to customer product obligations it was investigating associated with the inthinc Acquisition.

ORBCOMM Inc.

Notes to the Condensed Consolidated Financial Statements

(All amounts in thousands except share amounts, per share amounts or unless otherwise noted)-continued

Contingent Consideration

Additional consideration is conditionally due to the inthinc sellers upon achievement of certain financial milestones through June 2019. The fair value measurement of the contingent consideration obligation is determined using Level 3 unobservable inputs supported by little or no market activity based on the Company’s own assumptions. The estimated fair value of the contingent consideration was determined based on the Company’s preliminary estimates using the probability-weighted discounted cash flow approach. As of September 30, 2017, the Company recorded $9,040 in other non-current liabilities on the condensed consolidated balance sheet in connection with the contingent consideration.  The first financial milestone for this additional consideration is not expected to be met, and therefore, the Company recorded a reduction of the contingent liability of $795 in selling, general and administrative (“SG&A”) expenses in the condensed consolidated statement of operations for the quarter and nine months ended September 30, 2017.

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

Contingent Consideration

Additional consideration was conditionally due to the Skygistics Sellers upon achievement of certain financial milestones through April 2017. The fair value measurement of the contingent consideration obligation was determined using Level 3 unobservable inputs supported by little or no market activity based on the Company’s own assumptions. The estimated fair value of the contingent consideration was determined based on the Company’s preliminary estimates using the probability-weighted discounted cash flow approach. The financial milestone for this additional consideration has not been met, and therefore, the Company recorded a reduction of the contingent liability of $519 in SG&A expenses in the condensed consolidated statement of operations in the three months ended March 31, 2017.

Euroscan Holding B.V.

On March 11, 2014, pursuant to the share purchase agreement entered into by the Company and MWL Management B.V., R.Q. Management B.V., WBB GmbH, ING Corporate Investments Participaties B.V. and Euroscan Holding B.V., as sellers, the Company completed the acquisition of 100% of the outstanding equity of Euroscan Holding B.V., including, indirectly, its wholly-owned subsidiaries Euroscan B.V., Euroscan GmbH Vertrieb Technischer Geräte, Euroscan Technology Ltd. and Ameriscan, Inc. (collectively, the “Euroscan Group” or “Euroscan”) for an aggregate consideration of (i) $29,163, inclusive of net working capital adjustments and net cash (on a debt free, cash free basis); (ii) issuance of 291,230 shares of the Company’s common stock, valued at $7.70 per share, which reflected the Company’s closing price on the acquisition date; and (iii) additional contingent consideration of up to $6,547 (the “Euroscan Acquisition”). The Euroscan Acquisition allowed the Company to complement its North American operations in IoT by adding a significant distribution channel in Europe and other key geographies where Euroscan has market share.

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

ORBCOMM Inc.

Notes to the Condensed Consolidated Financial Statements

(All amounts in thousands except share amounts, per share amounts or unless otherwise noted)-continued

4. Stock-based Compensation

On April 20, 2016, the stockholders of the Company approved the ORBCOMM Inc. 2016 Long-Term Incentives Plan (the “2016 LTIP”). The 2016 LTIP replaces the Company’s 2006 Long-Term Incentives Plan (the “2006 LTIP”). The number of shares authorized for delivery under the 2016 LTIP is 6,949,400 shares, including 1,949,400 shares that remained available under the 2006 LTIP as of February 17, 2016, plus any shares previously subject to awards under the 2006 LTIP that are cancelled, forfeited or lapse unexercised since that date. As of September 30, 2017, there were 5,136,686 shares available for grant under the 2016 LTIP.

Total stock-based compensation recorded by the Company for the quarters ended September 30, 2017 and 2016 was $1,345 and $1,219, respectively, and for the nine months ended September 30, 2017 and 2016 was $4,314 and $3,824, respectively. Total capitalized stock-based compensation for the quarters ended September 30, 2017 and 2016 was $114 and $88, respectively, and for the nine months ended September 30, 2017 and 2016 was $357 and $219, respectively.

The following table summarizes the components of stock-based compensation expense in the condensed consolidated statements of operations for the quarters and nine months ended September 30, 2017 and 2016:

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Cost of services	$130	$116	$403	$449
Cost of product sales	19	11	61	33
Selling, general and administrative	1,104	1,028	3,606	3,062
Product development	92	64	244	280
Total	$1,345	$1,219	$4,314	$3,824

As of September 30, 2017, the Company had unrecognized compensation costs for stock appreciation rights (“SARs”) and restricted stock units (“RSUs”) totaling $4,041.

Time-Based Stock Appreciation Rights

A summary of the Company’s time-based SARs for the nine months ended September 30, 2017 is as follows:

			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
	Number of	Average	Contractual	Value
	Shares	Exercise Price	Term (years)	(In thousands)
Outstanding at January 1, 2017	3,789,394	$5.23
Granted	90,000	8.58
Exercised	(1,214,000)	4.91
Forfeited or expired	—	—
Outstanding at September 30, 2017	2,665,394	$5.34	5.00	$12,888
Exercisable at September 30, 2017	2,561,694	$5.26	4.73	$12,903
Vested and expected to vest at September 30, 2017	2,665,394	$5.34	5.00	$12,888

For the quarters ended September 30, 2017 and 2016, the Company recorded stock-based compensation expense of $133 and $48, respectively, relating to these SARs. For the nine months ended September 30, 2017 and 2016, the Company recorded stock-based compensation expense of $428 and $213, respectively, relating to these SARs. As of September 30, 2017, $466 of total unrecognized compensation cost related to these SARs is expected to be recognized through December 2019.

The intrinsic value of the time-based SARs exercised during the nine months ended September 30, 2017 was $7,515.

ORBCOMM Inc.

Notes to the Condensed Consolidated Financial Statements

(All amounts in thousands except share amounts, per share amounts or unless otherwise noted)-continued

Performance-Based Stock Appreciation Rights

A summary of the Company’s performance-based SARs for the nine months ended September 30, 2017 is as follows:

			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
	Number of	Average	Contractual	Value
	Shares	Exercise Price	Term (years)	(In thousands)
Outstanding at January 1, 2017	589,424	$6.06
Granted	—	—
Exercised	(28,640)	3.40
Forfeited or expired	(44,611)	11.00
Outstanding at September 30, 2017	516,173	$5.78	3.95	$3,588
Exercisable at September 30, 2017	516,173	$5.78	3.95	$3,588
Vested and expected to vest at September 30, 2017	516,173	$5.78	3.95	$3,588

For the nine months ended September 30, 2016, the Company recorded stock-based compensation expense of $2 relating to these SARs, respectively. As of September 30, 2017, there is no unrecognized compensation cost related to these SARs expected to be recognized.

The intrinsic value of the performance-based SARs exercised during the nine months ended September 30, 2017 was $215.

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

Nine Months Ended September 30,
2017
Risk-free interest rate	2.10%
Expected life (years)	6.0
Estimated volatility factor	59.85%
Expected dividends	None

Time-based Restricted Stock Units

A summary of the Company’s time-based RSUs for the nine months ended September 30, 2017 is as follows:

	Shares	Weighted- Average Grant Date Fair Value
Balance at January 1, 2017	691,952	$8.28
Granted	184,370	10.05
Vested	(370,331)	7.15
Forfeited or expired	(4,559)	8.78
Balance at September 30, 2017	501,432	$9.76

ORBCOMM Inc.

Notes to the Condensed Consolidated Financial Statements

(All amounts in thousands except share amounts, per share amounts or unless otherwise noted)-continued

For the quarters ended September 30, 2017 and 2016, the Company recorded stock-based compensation expense of $717 and $605, respectively, related to these RSUs. For the nine months ended September 30, 2017 and 2016, the Company recorded stock-based compensation expense of $2,096 and $1,755, respectively, related to these RSUs. As of September 30, 2017, $2,897 of total unrecognized compensation cost related to these RSUs is expected to be recognized through September 2020.

Performance-based Restricted Stock Units

A summary of the Company’s performance-based RSUs for the nine months ended September 30, 2017 is as follows:

	Shares	Weighted- Average Grant Date Fair Value
Balance at January 1, 2017	473,608	$7.80
Granted	—	—
Vested	(214,835)	6.78
Forfeited or expired	(40,174)	7.01
Balance at September 30, 2017	218,599	$7.80

For the quarters ended September 30, 2017 and 2016, the Company recorded stock-based compensation expense of $274 and $301, respectively, related to these RSUs.  For the nine months ended September 30, 2017 and 2016, the Company recorded stock-based compensation expense of $1,016 and $1,180, respectively, related to these RSUs. As of September 30, 2017, $678 of total unrecognized compensation cost related to these RSUs is expected to be recognized through March 2018.

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

Nine Months Ended September 30,
	2017	2016
Risk-free interest rate	1.06% to 1.51%	0.29% to 0.80%
Estimated volatility factor	23.0% to 31.0%	29.0% to 34.0%
Expected dividends	None	None

For the quarters ended September 30, 2017 and 2016, the Company recorded stock-based compensation expense of $175 and $229, respectively, relating to these MPUs. For the nine months ended September 30, 2017 and 2016, the Company recorded stock-based compensation expense of $639 and $626, respectively, relating to these MPUs.

As of September 30, 2017, the Company recorded $666 and $223 in accrued expenses and other non-current liabilities, respectively, in its condensed consolidated balance sheet. As of December 31, 2016, the Company recorded $715 and $260 in accrued expenses and other non-current liabilities, respectively, in its condensed consolidated balance sheet.

ORBCOMM Inc.

Notes to the Condensed Consolidated Financial Statements

(All amounts in thousands except share amounts, per share amounts or unless otherwise noted)-continued

Employee Stock Purchase Plan

The Company’s Board of Directors adopted the ORBCOMM Inc. Employee Stock Purchase Plan (“ESPP”) on February 16, 2016 and the Company’s shareholders approved the ESPP on April 20, 2016. Under the terms of the ESPP, 5,000,000 shares of the Company’s common stock are available for issuance, and eligible employees may have up to 10% of their gross pay deducted from their payroll up to a maximum of $25 per year to purchase shares of the Company’s common stock at a discount of up to 15% of the common stock’s fair market value, subject to certain conditions and limitations. For the quarter and nine months ended September 30, 2017, the Company recorded stock-based compensation expense of $46 and $135 relating to the ESPP. Purchases of the Company’s Common Stock under the ESPP were 75,888 shares at a price of $6.97 during the nine months ended September 30, 2017.

5. Net Loss Attributable to ORBCOMM Inc. Common Stockholders

The Company accounts for earnings per share (“EPS”) in accordance with FASB ASC Topic 260, “Earnings Per Share” (“ASC 260”) and related guidance, which requires two calculations of EPS to be disclosed: basic and diluted. The numerator in calculating basic and diluted EPS is an amount equal to the net loss attributable to ORBCOMM Inc. common stockholders for the periods presented. The denominator in calculating basic EPS is the weighted-average shares outstanding for the respective periods. The denominator in calculating diluted EPS is the weighted-average shares outstanding, plus the dilutive effect of unvested SAR and RSU grants and shares of Series A convertible preferred stock, if any, for the respective periods. The following sets forth the basic and diluted calculations of EPS for the quarter and nine months ended September 30, 2017 and 2016:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net loss attributable to ORBCOMM Inc. common stockholders	$(39,694)	$(14,048)	$(53,777)	$(20,313)
Weighted average number of common shares outstanding:
Basic number of common shares outstanding	73,762	70,997	72,396	70,866
Dilutive effect of unvested SARs and RSUs and shares of Series A convertible preferred stock	—	—	—	—
Diluted number of common shares outstanding	73,762	70,997	72,396	70,866
Earnings per share:
Basic	$(0.54)	$(0.20)	$(0.74)	$(0.29)
Diluted	$(0.54)	$(0.20)	$(0.74)	$(0.29)

The computation of net loss attributable to ORBCOMM Inc. common stockholders for the nine months ended September 30, 2017 and 2016 is as follows:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net loss attributable to ORBCOMM Inc.	$(39,682)	$(14,041)	$(53,765)	$(20,306)
Preferred stock dividends on Series A convertible preferred stock	(12)	(7)	(12)	(7)
Net loss attributable to ORBCOMM Inc. common stockholders	$(39,694)	$(14,048)	$(53,777)	$(20,313)

ORBCOMM Inc.

Notes to the Condensed Consolidated Financial Statements

(All amounts in thousands except share amounts, per share amounts or unless otherwise noted)-continued

6. Satellite Network and Other Equipment

Satellite network and other equipment consisted of the following:

	September 30,	December 31,
	2017	2016
Land	$381	$381
Satellite network	193,358	231,782
Capitalized software	42,243	30,758
Computer hardware	5,245	4,707
Other	7,974	7,522
Assets under construction	14,748	11,284
	263,949	286,434
Less: accumulated depreciation and amortization	(87,845)	(70,593)
	$176,104	$215,841

During the quarters ended September 30, 2017 and 2016, the Company capitalized internal costs attributable to the design, development and enhancements of the Company’s products and services in the amount of $3,232 and $2,215, respectively. During the nine months ended September 30, 2017 and 2016, the Company capitalized internal costs attributable to the design, development and enhancements of the Company’s products and services in the amount of $9,840 and $6,947, respectively.

Depreciation expense for the quarters ended September 30, 2017 and 2016 was $8,850 and $8,048, respectively, including depreciation of internal-use software of $1,602 and $889, respectively.  Depreciation expense for the nine months ended September 30, 2017 and 2016 was $25,891 and $22,429, respectively, including depreciation of internal-use software of $4,437 and $2,534, respectively.

For the quarters ended September 30, 2017 and 2016, 61% and 72% of depreciation and amortization expense, respectively, relate to cost of services and 8% and 7%, respectively, relate to cost of product sales, as these assets support the Company’s revenue generating activities. For the nine months ended September 30, 2017 and 2016, 63% and 69% of depreciation and amortization expense, respectively, relate to cost of services and 8% and 10%, respectively, relate to cost of product sales, as these assets support the Company’s revenue generating activities.

As of September 30, 2017, and December 31, 2016, assets under construction primarily consist of costs associated with acquiring, developing and testing software and hardware for internal and external use that have not yet been placed into service.

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

One OG2 satellite that was launched in December 2015 experienced a solar array anomaly in July 2016 that resulted in the satellite entering a safe mode and being taken out of commercial service.  This satellite had previously been intermittently providing AIS service and regularly communicating with the ground infrastructure.  In April 2017, communication was lost with this OG2 satellite.  The Company’s satellite engineering team developed and uploaded new software designed to prevent a similar solar array anomaly from occurring on other OG2 satellites.

ORBCOMM Inc.

Notes to the Condensed Consolidated Financial Statements

(All amounts in thousands except share amounts, per share amounts or unless otherwise noted)-continued

In June 2017, there was a loss of communication with the prototype OG2 satellite that was launched in December 2015, and in July 2017 there was a loss of communication with an OG2 satellite that was launched in July 2014.  The Company established a comprehensive investigative team that included outside independent consultants, internal engineering and OG2 contractors to determine the root cause of the anomalies affecting these three OG2 satellites (described in this and the prior paragraph) and associated corrective measures.  The investigative team identified two primary potential causes for the loss of communication and developed operational procedures and software enhancements to mitigate the risk of a similar anomaly from occurring on other OG2 satellites.  The investigative team did not identify a systemic design flaw in the OG2 satellites.

On October 31, 2017, the Company’s Audit Committee of the Board of Directors concluded, based on management’s recommendation and the information provided by the investigative team, that a non-cash impairment charge of $31,224 should be recorded as a recognized subsequent event in accordance with FASB ASC Topic 855 “Subsequent Events” to write-off the net book value of the three OG2 satellites for the quarter ended September 30, 2017 and decreased satellite network and other equipment by $39,576 and associated accumulated depreciation by $8,352 to remove the assets as of September 30, 2017. The impairment charge is reflected in the accompanying condensed consolidated financial statements. No amount of the impairment charge represents a cash expenditure.  Satellite network capacity remains multiple times more capable than current demand, while there has been a small effect on message delivery times.

7. Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price of an acquired business over the estimated fair values of the underlying net tangible and intangible assets.

Goodwill consisted of the following:

Amount
Balance at January 1, 2017	$114,033
Additions through acquisitions	18,961
Balance at September 30, 2017	$132,994

During the nine months ended September 30, 2017, the Company recognized goodwill of $18,961 in connection with the inthinc Acquisition.

Goodwill is allocated to the Company’s one reportable segment, which is its only reporting unit.

The Company’s intangible assets consisted of the following:

		September 30, 2017			December 31, 2016
	Useful life		Accumulated			Accumulated
	(years)	Cost	amortization	Net	Cost	amortization	Net
Customer lists	5-20	$110,057	$(26,876)	$83,181	$91,757	$(20,026)	$71,731
Patents and technology	5-10	23,032	(7,534)	15,498	16,556	(5,990)	10,566
Trade names and trademarks	1-2	2,883	(2,815)	68	2,885	(2,637)	248
		$135,972	$(37,225)	$98,747	$111,198	$(28,653)	$82,545

The weighted-average amortization period for the intangible assets is 11.4 years. The weighted-average amortization period for customer lists, patents and technology and trade names and trademarks is 12.1, 9.4 and 1.2 years, respectively.

Amortization expense was $3,191 and $3,110 for the quarter ended September 30, 2017 and 2016, respectively. Amortization expense was $8,572 and $9,239 for the nine months ended September 30, 2017 and 2016, respectively.

ORBCOMM Inc.

Notes to the Condensed Consolidated Financial Statements

(All amounts in thousands except share amounts, per share amounts or unless otherwise noted)-continued

Estimated annual amortization expense for intangible assets subsequent to September 30, 2017 is as follows:

Amount
2017 (remaining)	$3,097
2018	12,044
2019	12,008
2020	11,727
2021	11,262
2022	10,807
Thereafter	37,802
$98,747

8. Accrued Liabilities

The Company’s accrued liabilities consisted of the following:

	September 30,	December 31,
	2017	2016
Accrued compensation and benefits	$7,407	$7,456
Warranty	3,471	1,842
Acquired customer product liabilities	1,306	—
Corporate income tax payable	235	453
Contingent consideration amount	—	1,174
Accrued satellite network and other equipment	530	497
Accrued inventory purchases	1,280	4,292
OG2 satellite milestone payable	—	4,609
Accrued interest expense	9,444	1,031
Accrued professional fees	671	876
Accrued airtime charges	843	994
Other accrued expenses	8,903	7,207
	$34,090	$30,431

For the nine months ended September 30, 2017 and 2016, changes in accrued warranty obligations consisted of the following:

	September 30,
	2017	2016
Beginning balance	$1,842	$2,321
Warranty liabilities assumed through acquisition	152	—
Amortization of fair value adjustment of warranty liabilities acquired through acquisitions	—	(57)
Reduction and amortization of fair value adjustment of warranty liabilities acquired through acquisitions	(119)	(384)
Warranty expense	1,825	722
Warranty charges	(229)	(607)
Ending balance	$3,471	$1,995

ORBCOMM Inc.

Notes to the Condensed Consolidated Financial Statements

(All amounts in thousands except share amounts, per share amounts or unless otherwise noted)-continued

9. Deferred Revenues

Deferred revenues consisted of the following:

	September 30,	December 31,
	2017	2016
Service activation fees	$5,837	$7,594
Prepaid services	2,979	2,777
Extended warranty revenues	481	21
	9,297	10,392
Less current portion	(6,738)	(7,414)
Long-term portion	$2,559	$2,978

10. Note Payable-Related Party

In connection with the acquisition of a majority interest in Satcom International Group plc in 2005, the Company recorded an indebtedness to OHB Technology A.G. (formerly known as OHB Teledata A.G.), a stockholder of the Company. At September 30, 2017 and December 31, 2016, the principal balance of the note payable was €1,138 and it had a carrying value of $1,343 and $1,195, respectively. The carrying value was based on the note’s estimated fair value at the time of acquisition. The difference between the carrying value and principal balance was being amortized to interest expense over the estimated life of the note of six years which ended in September 30, 2011. This note does not bear interest and has no fixed repayment term. Repayment will be made from the distribution profits, as defined in the note agreement, of ORBCOMM Europe LLC, a wholly owned subsidiary of the Company. The note has been classified as long-term and the Company does not expect any repayments to be required prior to September 30, 2018.

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

ORBCOMM Inc.

Notes to the Condensed Consolidated Financial Statements

(All amounts in thousands except share amounts, per share amounts or unless otherwise noted)-continued

In connection with the issuance of the Senior Secured Notes, the Company incurred debt issuance costs of approximately $5,431. For the quarter and nine months ended September 30, 2017, amortization of the debt issuance costs was $194 and $368, respectively.  The Company recorded charges of $5,197 and $9,824 to interest expense on its statement of operations for the quarter and nine months ended September 30, 2017, respectively, related to interest expense and amortization of debt issuance costs associated with the Senior Secured Notes.

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

In connection with entering into the Credit Agreement, and the subsequent funding of the Initial Term Loan Facility, Revolving Credit Facility, Term B2 Facility and the Term B3 Facility, the Company incurred debt issuance costs of approximately $4,481. For the quarter and nine months ended September 30, 2017, amortization of the debt issuance costs was $0 and $229, respectively.  For the quarter and nine months ended September 30, 2016, amortization of the debt issuance costs was $227 and $681, respectively. The Company recorded charges of $0 and $2,642 to interest expense on its statement of operations for the quarter and nine months ended September 30, 2017, respectively, related to interest expense and amortization of debt issuance costs associated with the Initial Term Loan Facility, the Term B2 and the Term B3 Facilities.

12. Stockholders’ Equity

Preferred stock

The Company currently has 50,000,000 shares of preferred stock authorized.

Series A convertible preferred stock

During the quarter and nine months ended September 30, 2017, the Company issued dividends in the amount of 1,078 shares of Series A convertible preferred stock to the holders of the Series A convertible preferred stock. As of September 30, 2017, dividends in arrears were $4.

Common Stock

As of September 30, 2017, the Company has reserved 16,741,371 shares of common stock for future issuances related to employee stock compensation plans.

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

ORBCOMM Inc.

Notes to the Condensed Consolidated Financial Statements

(All amounts in thousands except share amounts, per share amounts or unless otherwise noted)-continued

13. Segment Information

The Company operates in one reportable segment, IoT services. Other than satellites in orbit, goodwill and intangible assets, long-lived assets outside of the United States are not significant. The Company’s foreign exchange exposure is limited as approximately 88% of the Company’s consolidated revenue is collected in US dollars. The following table summarizes revenues on a percentage basis by geographic regions, based on the region in which the customer is located.

	Quarter Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
United States	71%	59%	68%	62%
South America	8%	11%	9%	11%
Japan	2%	3%	2%	2%
Europe	14%	21%	15%	19%
Other	5%	6%	6%	6%
	100%	100%	100%	100%

14. Income taxes

For the quarter ended September 30, 2017, the Company’s income tax expense was $479, compared to a tax benefit of $9 for the prior year period. The change in the income tax provision for the quarter ended September 30, 2017 primarily related to a change in the geographical mix of income which increased taxable non-U.S. earnings before income taxes when compared to the prior year period.

For the nine months ended September 30, 2017, the Company’s income tax expense was $1,192, compared to a tax provision of $369 for the prior year period. The change in the income tax provision for the nine months ended September 30, 2017 primarily related to a change in the geographical mix of income which increased taxable non-U.S. earnings before income taxes when compared to the prior year period.

As of September 30, 2017 and December 31, 2016, the Company maintained a valuation allowance against its net deferred tax assets primarily attributable to operations in the United States, as the realization of such assets was not considered more likely than not.

There were no changes to the Company’s unrecognized tax benefits during the nine months ended September 30, 2017. The Company does not expect any significant changes to its unrecognized tax positions during the next twelve months.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were recognized during the nine months ended September 30, 2017.

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

ORBCOMM Inc.

Notes to the Condensed Consolidated Financial Statements

(All amounts in thousands except share amounts, per share amounts or unless otherwise noted)-continued

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

Airtime credits

In 2001, in connection with the organization of ORBCOMM Europe and the reorganization of the ORBCOMM business in Europe, the Company agreed to grant certain country representatives in Europe approximately $3,736 in airtime credits. The Company has not recorded the airtime credits as a liability for the following reasons: (i) the Company has no obligation to pay the unused airtime credits if they are not utilized; and (ii) the airtime credits are earned by the country representatives only when the Company generates revenue from the country representatives. The airtime credits have no expiration date. Accordingly, the Company is recording airtime credits as services are rendered and these airtime credits are recorded net of revenues from the country representatives. For the quarters ended September 30, 2017 and 2016, airtime credits used totaled approximately $8 and $7, respectively. For the nine months ended September 30, 2017 and 2016, airtime credits used totaled approximately $23 and $21, respectively. As of September 30, 2017 and 2016, unused credits granted by the Company were approximately $1,986 and $2,016, respectively.

16. Subsequent Events

On October 2, 2017, ORBCOMM Technology Ireland Limited, a wholly owned subsidiary of the Company, entered into a share purchase agreement with Blue Tree Systems Limited, a global leader in enterprise fleet management software for the trucking and transportation industries for an aggregate consideration of (i) $34,750, subject to a working capital adjustment; (ii) issuance of 191,022 shares of the Company’s common stock, valued at $10.47 per share, which reflected the Company’s common stock closing price one business day prior to the closing date; and (iii) additional consideration up to $5,750 based on Blue Tree Systems Limited achieving certain thresholds. On September 30, 2017, the Company classified $34,500 as cash held for acquisition on the condensed consolidated balance sheet for the acquisition of Blue Tree Systems Limited.

ORBCOMM Inc.

Notes to the Condensed Consolidated Financial Statements

(All amounts in thousands except share amounts, per share amounts or unless otherwise noted)-continued

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995.

Certain statements discussed in this Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally relate to our plans, estimates, objectives and expectations for future events, as well as, projections, business trends, and other statements that are not historical facts. Such forward-looking statements, are subject to known and unknown risks and uncertainties, some of which are beyond the Company’s control, which may cause the Company’s actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include but are not limited to: demand for and market acceptance of our products and services and our ability to successfully implement our business plan; our dependence on our subsidiary companies (Market Channel Affiliates (“MCAs”)) and third party product and service developers and providers, distributors and resellers (Market Channel Partners (“MCPs”)) to develop, market and sell our products and services, especially in markets outside the United States; substantial losses we have incurred and may continue to incur; the inability to effect suitable investments, alliances and acquisitions, and even if we are able to make acquisitions, the failure to integrate and effectively operate the acquired businesses and the exposure to additional risks, such as unexpected costs, contingent or other liabilities, or weaknesses in internal controls, and issues related to non-compliance with domestic and foreign laws, particularly in acquisitions of foreign businesses; our dependence on significant customers for a substantial portion of our revenues, including key customers such as Caterpillar Inc., Komatsu Ltd., Hub Group, Onixsat and Satlink S.L.; our ability to expand our business outside the United States, including risks related to the economic, political and other conditions in foreign countries in which we do business, including fluctuations in foreign currency exchange rates; our dependence on a few significant vendors, service providers or suppliers, as well as the loss or disruption or slowdown in the supply of products and services from these key vendors, such as our SkyWave business’s dependence on its commercial relationship with Inmarsat plc and the services provided by Inmarsat plc, including the continued availability of Inmarsat plc’s satellites, the supply of subscriber communicators from Sanmina Corporation and Quake Global, or the supply of application specific integrated circuits (ASICs) from S3 Group; competition from existing and potential telecommunications competitors, including terrestrial-based and satellite-based network providers, some of which provide wireless network services to our customers in connection with our products and services; our reliance on intellectual property rights and the risk that we, our MCAs, our MCPs and our customers may infringe on the intellectual property rights of others; inability to operate due to changes or restrictions in the political, legal, regulatory, government, administrative and economic conditions and developments in the United States and other countries and territories in which we provide our services; legal proceedings; the failure of our system or reductions in levels of service due to technological malfunctions or deficiencies or other events, such as in-orbit satellite failures, reduced performance of our existing satellites, or man-made or natural disasters and other extreme events; rapid and significant technological changes, pricing pressures and other competitive factors; cybersecurity risks; our substantial indebtedness, currently $250 million, including the restrictive covenants under the indenture governing our notes, and other terms that could restrict our business activities or our ability to execute our strategic objectives, limit our operating flexibility or adversely affect our financial performance, all of which could be exacerbated if we incur additional indebtedness; and the other risks described in our filings with the Securities and Exchange Commission (“SEC”). For more detail on these and other risks, please see our Annual Report on Form 10-K for the year ended December 31, 2016 (“Annual Report”), and other documents on file with the SEC. The Company undertakes no obligation to publicly revise any forward-looking statements or cautionary factors, except as required by law.

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

We derive product revenues primarily from sales of complete IoT telematics devices, modems and cellular wireless SIMS (for our terrestrial-communication services) to our resellers (i.e., our MCPs and MCAs) and direct customers. Revenues generated from product revenues are typically recognized either when the products are shipped or when customers accept the product depending on the specific contractual terms. Shipping costs billed to customers are included in product sales revenues and the related costs are included as costs of product sales.

Amounts received prior to the performance of services under customer contracts are recognized as deferred revenues and revenue recognition is deferred until such time that all revenue recognition criteria have been met.

The table below presents our revenues for the quarters and nine months ended September 30, 2017 and 2016, together with the percentage of total revenue represented by each revenue category (in thousands):

	Quarter Ended September 30,
	2017		2016
Service revenues	$35,040	50.5%	$28,846	62.3%
Product sales	34,326	49.5%	17,442	37.7%
	$69,366	100.0%	$46,288	100.0%

	Nine Months Ended September 30,
	2017		2016
Service revenues	$95,629	53.7%	$83,454	59.6%
Product sales	82,615	46.3%	56,458	40.4%
	$178,244	100.0%	$139,912	100.0%

Total revenues for the quarters ended September 30, 2017 and 2016 were $69.4 million and $46.3 million, respectively, an increase of 49.9%. Total revenues for the nine months ended September 30, 2017 and 2016 were $178.2 million and $139.9 million, respectively, an increase of 27.4%.

Service revenues

	Quarter Ended September 30,		Change
(In thousands)	2017	2016	Dollars	%
Service revenues	$35,040	$28,846	$6,194	21.5%

	Nine Months Ended September 30,		Change
(In thousands)	2017	2016	Dollars	%
Service revenues	$95,629	$83,454	$12,175	14.6%

The increase in service revenues for the quarters and nine months ended September 30, 2017, compared to the prior year period, was primarily due to revenue generated from growth in billable subscriber communicators across our services and from our acquisitions.

As of September 30, 2017, we had approximately 1,898,000 billable subscriber communicators compared to approximately 1,687,000 billable subscriber communicators as of September 30, 2016, an increase of 12.5%.

Service revenue growth can be impacted by the customary lag between subscriber communicator activations and recognition of service revenue from these units.

Product sales

	Quarter Ended September 30,		Change
(In thousands)	2017	2016	Dollars	%
Product sales	$34,326	$17,442	$16,884	96.8%

	Nine Months Ended September 30,		Change
(In thousands)	2017	2016	Dollars	%
Product sales	$82,615	$56,458	$26,157	46.3%

The increase in product sales for the quarter and nine months ended September 30, 2017, compared to the prior year period, was primarily due to shipments to existing customers and significant product deployments to new customers.

Costs of revenues, exclusive of depreciation and amortization

	Quarter Ended September 30,		Change
(In thousands)	2017	2016	Dollars	%
Cost of services	$13,638	$9,791	$3,847	39.3%
Cost of product sales	29,676	13,218	16,458	124.5%

	Nine Months Ended September 30,		Change
(In thousands)	2017	2016	Dollars	%
Cost of services	$33,856	$28,330	$5,526	19.5%
Cost of product sales	67,614	41,868	25,746	61.5%

Costs of services is comprised of expenses to operate our network, such as payroll and related costs, including stock-based compensation, installation costs, and usage fees to third-party networks, but exclude depreciation and amortization discussed below. The increase in cost of services for the quarter and nine months ended September 30, 2017, compared to the prior year period, was primarily due to an increase in service revenues from growth in billable subscribers, installation costs associated with significant product deployments in the quarter ended September 30, 2017 and from our acquisitions.

Costs of product sales includes the purchase price of subscriber communicators and SIMS sold, costs of warranty obligations, shipping charges, as well as operational costs to fulfill customer orders including costs for employees and inventory management. The increase in cost of product sales for the quarter and nine months ended September 30, 2017, compared to the prior year period, was primarily due to costs associated with the increased product sales and changes in the mix of product shipments.

Selling, general and administrative expenses

	Quarter Ended September 30,		Change
(In thousands)	2017	2016	Dollars	%
Selling, general and administrative expenses	$13,755	$12,031	$1,724	14.3%

	Nine Months Ended September 30,		Change
(In thousands)	2017	2016	Dollars	%
Selling, general and administrative expenses	$39,329	$34,843	$4,486	12.9%

Selling, general and administrative (“SG&A”) expenses relate primarily to expenses for general management, sales and marketing, finance, professional fees and general operating expenses.  The increase in SG&A expenses for the quarter and nine months ended September 30, 2017, compared to the prior year periods, reflected increases in employee-related costs and other operating expenses, mainly related to our acquisitions, and increases in contractor and consulting costs for sales and engineering. In addition, the SG&A expenses for the nine months ended September 30, 2016 reflected a refund of regulatory fees that did not repeat in 2017.

Product development expenses

	Quarter Ended September 30,		Change
(In thousands)	2017	2016	Dollars	%
Product development	$2,453	$1,217	$1,236	101.6%

	Nine Months Ended September 30,		Change
(In thousands)	2017	2016	Dollars	%
Product development	$5,964	$5,126	$838	16.3%

Product development expenses consist primarily of the expenses associated with our engineering efforts, including the cost of third parties to support our current applications. Product development expenses for the quarter and nine months ended September 30, 2017, compared to the prior year period, increased mainly due to our acquisitions.

Depreciation and amortization

	Quarter Ended September 30,		Change
(In thousands)	2017	2016	Dollars	%
Depreciation and amortization	$12,041	$11,158	$883	7.9%

	Nine Months Ended September 30,		Change
(In thousands)	2017	2016	Dollars	%
Depreciation and amortization	$34,463	$31,668	$2,795	8.8%

The increase in depreciation and amortization for the quarter ended September 30, 2017, compared to the prior year period, was primarily due to depreciation associated with our capitalized costs attributable to the design, development and enhancements of our products and services, as well as additional amortization expense associated with acquired intangibles assets. The increase in depreciation and amortization for the nine months ended September 30, 2017, compared to the prior year period, was primarily due to additional depreciation expense associated with the ORBCOMM Generation 2 (“OG2”) satellites placed into service on March 1, 2016, as well as additional amortization expense associated with acquired intangible assets.

Impairment loss – satellite network

Between April 2017 and July 2017, there was a loss of communication with three OG2 satellites.  The Company established a comprehensive investigative team that included outside independent consultants, internal engineering and OG2 contractors to determine the root cause of the anomalies affecting these three OG2 satellites and associated corrective measures.  The investigative team identified two potential primary causes for the loss of communication and developed operational procedures and software enhancements to mitigate the risk of a similar anomaly from occurring on other OG2 satellites.  The investigative team did not identify a systemic design flaw in the OG2 satellites.

On October 31, 2017, the Company’s Audit Committee of the Board of Directors concluded, based on management’s recommendation and the information provided by the investigative team, that a non-cash impairment charge of $31.2 million should be recorded as a recognized subsequent event in accordance with FASB ASC Topic 855 “Subsequent Events” to write-off the net book value of the three OG2 satellites for the quarter ended September 30, 2017 and decreased satellite network and other equipment by $39.6 million and associated accumulated depreciation by $8.4 million to remove the assets as of September 30, 2017. The impairment charge is reflected in the accompanying condensed consolidated financial statements. No amount of the impairment charge represents a cash expenditure.  Satellite network capacity remains multiple times more capable than current demand, while there has been a small effect on message delivery times.

In August 2016, we lost communication with one of our OG2 satellites.  For the quarter ended September 30, 2016, we recorded a non-cash impairment charge of $10.7 million to write-off the net book value of the satellite.

Acquisition-related and integration costs

Acquisition-related and integration costs include professional services expenses and identifiable integration costs directly attributable to our acquisitions. For the quarters ended September 30, 2017 and 2016, we incurred acquisition-related and integration costs of $0.8 million and $0.2 million, respectively. For the nine months ended September 30, 2017 and 2016, we incurred acquisition-related and integration costs of $2.3 million and $1.2 million, respectively. The increase in acquisition-related and integration costs reflect higher acquisition and integration activity in the 2017 periods compared to the prior year periods.

Other income (expense)

Other income (expense) is comprised primarily of interest expense, foreign exchange gains and losses and interest income from our cash and cash equivalents.

For the quarter ended September 30, 2017, other expense was $5.0 million, which consisted primarily of interest expense of $5.2 million relating to our Senior Secured Notes (as defined below), offset, in part, by interest income of $0.3 million. For the quarter ended September 30, 2016, total other expense was $1.9 million, which consisted primarily of interest expense of $2.5 million relating to our Secured Credit Facilities (as defined below), offset, in part, by a gain of $0.4 million as a result of a legal settlement.

For the nine months ended September 30, 2017, total other expense was $16.0 million, which consisted primarily of interest expense of $12.5 million relating to our Senior Secured Notes and Secured Credit Facilities and a loss on extinguishment of our Secured Credit Facilities of $3.9 million, offset, in part, by interest income and other expenses of $0.3 million. For the nine months ended September 30, 2016, total other expense was $6.0 million, consisting of interest expense relating to our Secured Credit Facilities of $6.6 million and foreign currency losses of $0.1 million, offset, in part, by a gain of $0.4 million as a result of a legal settlement and interest income of $0.3 million.  The increase in interest expense for the quarter and nine months ended September 30, 2017, compared to the prior year period, was primarily due to higher interest rates associated with our Senior Secured Notes issued April 10, 2017. We believe our foreign exchange exposure is limited as a majority of our revenue is collected in U.S. dollars.

Income taxes

For the quarter ended September 30, 2017, our income tax expense was $0.5 million, compared to an income tax benefit of less than $0.1 million for the prior year period. The change in the income tax provision for the quarter ended September 30, 2017 primarily related to a change in the geographical mix of income which increased taxable non-U.S. earnings before income taxes when compared to the prior year period.

For the nine months ended September 30, 2017, our income tax expense was $1.2 million, compared to $0.4 million for the prior year period. The change in the income tax provision for the nine months ended September 30, 2017 primarily related to a change in the geographical mix of income which increased taxable non-U.S. earnings before income taxes when compared to the prior year period.

As of September 30, 2017 and 2016, we maintained a valuation allowance against our net deferred tax assets primarily attributable to operations in the United States as the realization of such assets was not considered more likely than not.

Net loss

For the quarter ended September 30, 2017, we had a net loss of $39.7 million compared to a net loss of $14.0 million in the prior year period, principally due to the $31.2 million satellite impairment, increased interest expense on our Secured Credit Facilities as discussed above, and increased SG&A, offset, in part, by a $10.7 million satellite impairment charge included in the 2016 period.

For the nine months ended September 30, 2017, we had a net loss of $53.7 million compared to a net loss of $20.1 million in the prior year period, principally due to the $31.2 million satellite impairment, the increased interest expense, the inclusion of the loss on extinguishment of our Secured Credit Facilities, increased SG&A and increased depreciation and amortization as discussed above in the 2017 period, compared to the 2016 period, which included the $10.7 million satellite impairment charge.

Noncontrolling interests

Noncontrolling interests relate to earnings and losses attributable to noncontrolling shareholders.

Net loss attributable to ORBCOMM Inc.

For the quarter ended September 30, 2017, we had a net loss attributable to our company of $39.7 million compared to a net loss of $14.0 million in the prior year period. For the nine months ended September 30, 2017, we had a net loss attributable to our company of $53.8 million compared to a net loss of $20.3 million in the prior year period.

For the quarters and nine months ended September 30, 2016, the net loss attributable to our common stockholders considers dividends of less than $0.1 million paid in shares of Series A convertible preferred stock.

Liquidity and Capital Resources

Overview

Our liquidity requirements arise from our working capital needs, our ability to make scheduled payments of interest on our indebtedness, to fund capital expenditures to support our current operations and to facilitate growth and expansion. We have financed our operations and expansion with cash flows from operating activities, sales of our common stock through public offerings and private placements of debt. At September 30, 2017, we had an accumulated deficit of $158.7 million. Our primary sources of liquidity consist of cash and cash equivalents totaling $37.4 million, cash held for acquisition of $34.5 million, as well as cash flows from operating activities, which we believe will be sufficient to provide working capital, support capital expenditures and facilitate growth and expansion for the next twelve months.

Operating activities

Cash used in our operating activities for the nine months ended September 30, 2017 was $7.2 million resulting from a net loss of $53.7 million, offset by non-cash items including $34.5 million for depreciation and amortization, $31.2 million for an impairment loss on our satellite network, $4.3 million for stock-based compensation and $2.9 million for amortization and write-off of deferred financing fees. These non-cash add backs were offset by a working capital use of cash of $26.5 million. Working capital activities primarily consisted of an increase of $18.0 million in accounts receivable relating to timing of receivables, an increase of $11.9 million in inventories and an increase of $4.2 million in prepaid expenses and other assets, offset, in part, by an increase of $8.9 million in accounts payable and accrued expenses primarily related to timing of payments.

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

Investing activities

Cash used in our investing activities for the nine months ended September 30, 2017 was $90.8 million, resulting primarily from cash held for acquisition of $34.5 million for the acquisition of Blue Tree Systems Limited, $34.2 million in cash consideration paid in connection with our acquisition of inthinc Technology Solutions, Inc. (“inthinc”) and capital expenditures of $21.4 million during the period, including approximately $4.0 million related to payments for the OG2 program.

Cash used in our investing activities for the nine months ended September 30, 2016 was $25.1 million, resulting from capital expenditures of $22.5 million, including approximately $8.3 million related to payments for the OG2 program, and $3.5 million in cash consideration paid in connection with our acquisition of Skygistics (PTY), Ltd., partially offset by $1.0 million in a return of restricted cash upon reaching certain milestones related to our OG2 satellite constellation.

Financing activities

Cash provided by our financing activities for the nine months ended September 30, 2017 was $109.8 million, primarily due to proceeds from issuance of our Senior Secured Notes of $250.0 million, proceeds from issuance of common stock under a private offering of $15.0 million, offset, in part, by payment of $5.4 million of debt issuance costs related to our Senior Secured Notes and the $150.0 million repayment of our Secured Credit Facilities.

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

On September 30, 2014, we entered into a credit agreement (“Credit Agreement”) with Macquarie CAF LLC in order to refinance our $45 million 9.5% per annum senior notes. Pursuant to the Credit Agreement, the Lender provided secured credit facilities in an aggregate amount of $160 million (our “Secured Credit Facilities”) comprised of (i) an initial term loan facility in an aggregate principal amount of up to $70 million; (ii) a $10 million revolving credit facility; (iii) the Term B2 loan facility in an aggregate principal amount of up to $10 million, the proceeds of which were used to partially finance the acquisition of InSync Solutions Inc. in 2015; and (iv) the Term B3 loan facility in an aggregate principal amount of up to $70 million, the proceeds of which were used to partially finance the acquisition of SkyWave Mobile Communications Inc. in 2015.

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

On October 2, 2017, we entered into a share purchase agreement with Blue Tree Systems Limited, a global leader in enterprise fleet management software for the trucking and transportation industries for an aggregate consideration of (i) $34.8 million, subject to a working capital adjustment; (ii) issuance of 191,022 shares of the Company’s common stock, valued at $10.47 per share, which reflected the Company’s common stock closing price one business day prior to the closing date; and (iii) additional consideration up to $5.8 million based on Blue Tree Systems Limited achieving certain thresholds.

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

The following table reconciles our net loss to EBITDA for the periods shown:

	Quarter Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Net loss attributable to ORBCOMM Inc.	$(39,682)	$(14,041)	$(53,765)	$(20,306)
Income tax expense	479	(9)	1,192	369
Interest income	(266)	(100)	(522)	(283)
Interest expense	5,197	2,471	12,466	6,615
Loss on debt extinguishment	—	—	3,868	—
Depreciation and amortization	12,041	11,158	34,463	31,668
EBITDA	$(22,231)	$(521)	$(2,298)	$18,063

For the third quarter of 2017 compared to the third quarter of 2016, EBITDA decreased $21.7 million, while net loss attributable to ORBCOMM Inc. increased $25.6 million. For the quarter ended September 30, 2017, the net loss included a $31.2 million impairment charge on our satellite network. The rate of decrease for EBITDA compared to the net loss increase for the quarter ended September 30, 2017, compared to the prior year period, primarily reflects increased interest expense associated with our Senior Secured Notes issued in April 2017 at a higher interest rate.

For the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, EBITDA decreased $20.4 million, while net loss attributable to ORBCOMM Inc. increased $33.5 million.  For the nine months ended September 30, 2017 and 2016, the net loss included a $31.2 million and $10.7 million impairment charge on our satellite network, respectively. The rate of decrease for EBITDA compared to the net loss increase for the nine months ended September 30, 2017, compared to the prior period, primarily reflects increased interest expense associated with our Senior Secured Notes issued in April 2017 at a higher interest rate and a loss on debt extinguishment incurred upon the repayment of our Secured Credit Facilities, as well as higher depreciation associated with the OG2 satellites placed into service on March 1, 2016 and higher amortization expenses associated with acquired intangible assets from the acquisition of inthinc.

Contractual Obligations

With the exception of the Senior Secured Notes and the associated interest as described above, there have been no material changes in our contractual obligations as of September 30, 2017, as previously disclosed in our Annual Report.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

There have been no material changes in our assessment of our sensitivity to market risk as of September 30, 2017, as previously disclosed in Part II, Item 7A “Quantitative and Qualitative Disclosures about Market Risks” in our Annual Report.

Concentration of credit risk

For the quarter ended September 30, 2017, JB Hunt Transport Services Inc. comprised 14.9% of our consolidated total revenues.  There were no customers with revenues greater than 10% of our consolidated total revenues for the nine months ended September 30, 2017.  There were no customers with revenues greater than 10% of our consolidated total revenues for the quarters and nine months ended September 30, 2016.

Item 4. Disclosure Controls and Procedures

Evaluation of the Company’s disclosure controls and procedures.

The Company’s management evaluated, with the participation of the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2017. Based on their evaluation, the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2017.

Changes in Internal Control over Financial Reporting.

We reviewed our internal control over financial reporting at September 30, 2017. As a result of the acquisition of inthinc, we have begun to integrate certain business processes and systems of inthinc. Accordingly, certain changes have been made and will continue to be made to our internal controls over financial reporting until such time as this integration is complete. In reliance on interpretive guidance issued by the SEC staff, management has chosen to exclude disclosure of changes in internal control over financial reporting related to inthinc.

There have been no other changes in our internal control over financial reporting identified in an evaluation thereof that occurred during the quarter ended September 30, 2017 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

See “Note 15 – Commitments and Contingencies” to our notes to the condensed consolidated financial statements for the nine months ended September 30, 2017 included in this Quarterly Report on Form 10-Q for a description of our significant legal proceedings, which is incorporated by reference herein.

Item 1A. Risk Factors

There have been no material changes in the risk factors as of September 30, 2017 previously disclosed in Part I, Item 1A “Risk Factors” in our Annual Report, except that the risk factors under the heading “Risks Related to Our Debt” are replaced in their entirety with the following:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Impairment loss – satellite network

For information regarding the impairment charge related to three of our OG2 satellites, refer to “Note 6 – Satellite Network and Other Equipment” of the Notes to the Condensed Consolidated Financial Statements.

Item 6. Exhibits

The following exhibits are being filed with or incorporated by reference in this Quarterly Report on Form 10-Q:

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

ORBCOMM Inc. (Registrant)

Date: November 2, 2017	/s/ Marc J. Eisenberg
Marc J. Eisenberg,
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 2, 2017	/s/ Robert G. Costantini
Robert G. Costantini,
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: November 2, 2017	/s/ Constantine Milcos
Constantine Milcos
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)