Form 10-K
period 2017-12-31
ORBCOMM Inc.
filed 2018-03-01
CIK 1361983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (based on the closing price reported on the Nasdaq Global Market on June 30, 2017) was $782,113,827.

Shares held by all executive officers and directors of the registrant have been excluded from the foregoing calculation because such persons may be deemed to be affiliates of the registrant.

The number of shares of the registrant’s common stock outstanding as of February 26, 2018 was 74,759,482.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2017 Annual Meeting of Stockholders to be held on April 18, 2018 are incorporated by reference in Part III of this Form 10-K.

Forward- Looking Statements

Certain statements discussed in Part I, Item 1. “Business”, Part I, Item 3. “Legal Proceedings”, Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally relate to our plans, estimates, objectives and expectations for future events, as well as projections, business trends and other statements that are not historical facts. Such forward-looking statements are subject to known and unknown risks and uncertainties, some of which are beyond the Company’s control, which may cause the Company’s actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include but are not limited to: demand for and market acceptance of our products and services and our ability to successfully implement our business plan; our dependence on our subsidiary companies (Market Channel Affiliates (MCAs)) and third party product and service developers and providers, distributors and resellers (Market Channel Partners (MCPs)) to develop, market and sell our products and services, especially in markets outside the United States; substantial losses we have incurred and may continue to incur; the inability to effect suitable investments, alliances and acquisitions, and even if we are able to make acquisitions, the failure to integrate and effectively operate the acquired businesses and the exposure to additional risks, such as unexpected costs, contingent or other liabilities, or weaknesses in internal controls, and issues related to non-compliance with domestic and foreign laws, particularly in acquisitions of foreign businesses; our dependence on a significant customers for a substantial portion of our revenues, including key customers such as JB Hunt Transport Services, Inc., Walmart, Caterpillar Inc., Komatsu Ltd., Hub Group, Onixsat and Satlink S.L.; our ability to expand our business outside the United States, including risks related to the economic, political and other conditions in foreign countries in which we do business, including fluctuations in foreign currency exchange rates; our dependence on a few significant vendors, service providers or suppliers, as well as the loss or disruption or slowdown in the supply of products and services these key vendors, such as our SkyWave business’s dependence on its commercial relationship with Inmarsat plc and the services provided by Inmarsat plc, including the continued availability of Inmarsat plc’s satellites, the supply of our products produced by Sanmina Corporation, or the supply of application specific integrated circuits (ASICs) from S3 Group; competition from existing and potential telecommunications competitors, including terrestrial and satellite-based network providers, some of whom provide wireless network services to our customers in connection with our products and services; our reliance on intellectual property rights and the risk that we, our MCAs, our MCPs and our customers may infringe on the intellectual property rights of others; inability to operate due to changes or restrictions in the political, legal, regulatory, government, administrative and economic conditions and developments in the United States and other countries and territories in which we provide our services; legal proceedings; the failure of our system or reductions in levels of service due to technological malfunctions or deficiencies or other events, such as in-orbit satellite failures, reduced performance of our existing satellites, or man-made or natural disasters and other extreme events; rapid and significant technological changes, pricing pressures and other competitive factors; cybersecurity risks; the level of our indebtedness and the terms of our $250 million 8.0% senior secured note indenture and our revolving credit agreement, under which we may borrow up to an $25 million, that could restrict our business activities or our ability to execute our strategic objectives or adversely affect our financial performance.  In addition, specific consideration should be given to various factors described in Part I, Item 1A. “Risk Factors” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and elsewhere in this Annual Report on Form 10-K. The Company undertakes no obligation to publicly revise any forward-looking statements or cautionary factors, except as required by law.

PART I

Item 1.	Business

We are a global provider of industrial Internet of Things (“IoT”) solutions, including network connectivity, devices, device management and web reporting applications. These solutions enable optimal business efficiencies, increased asset utilization and reduced asset write-offs, helping customers realize benefits on a worldwide basis. Our industrial IoT products and services are designed to track, monitor, control and enhance security for a variety of assets, such as trailers, trucks, rail cars, sea containers, power generators, fluid tanks, marine vessels, diesel or electric powered generators (“gensets”), oil and gas wells, pipeline monitoring equipment, irrigation control systems, and utility meters, in industries for transportation & supply chain, heavy equipment, fixed asset monitoring, maritime and government. Additionally, we provide satellite Automatic Identification Service (“AIS”) data services to assist in vessel navigation and to improve maritime safety for government and commercial customers worldwide. Through two acquisitions in 2017, we added to our transportation product portfolio vehicle fleet management, as well as in-cab and fleet vehicle solutions. We provide our services using multiple network platforms, including our own constellation of low-Earth orbit (“LEO”) satellites and our accompanying ground infrastructure, as well as terrestrial-based cellular communication services obtained through reseller agreements with major cellular (Tier One) wireless providers. We also offer customer solutions utilizing additional satellite network service options that we obtain through service agreements we have entered into with third party mobile satellite providers. Our satellite-based customer solution offerings use small, low power, mobile satellite subscriber communicators for remote asset connectivity, and our terrestrial-based solutions utilize cellular data modems with subscriber identity modules (“SIMs”). We also resell service using the two-way Inmarsat plc (“Inmarsat”) satellite network to provide higher bandwidth, low-latency satellite products and services, leveraging our IsatDataPro (“IDP”) technology. Our customer solutions provide access to data gathered over these systems through connections to other public or private networks, including the Internet. We are dedicated to providing what we believe are the most versatile, leading-edge industrial IoT solutions in our markets that enable our customers to run their business operations more efficiently and achieve significant return on investment.

We derive service revenues mostly from monthly fees for industrial IoT connectivity services that consist of subscriber-based, recurring monthly usage fees for each subscriber communicator or SIM activated for use on our satellite network, other satellite networks, and cellular wireless networks that we resell to our customers (i.e., our MCPs, MCAs and direct customers). We also generate AIS service revenues from subscription based services supplying AIS data to customers and resellers. In addition, we earn service revenues from extended warranty service agreements extending beyond the initial warranty period of one year, installation services, royalty fees from third parties for the use of our proprietary communications protocol charged on a one-time basis for each subscriber communicator connected to our industrial IoT data communications system and fees from providing engineering, technical and management support services to customers. We derive product revenues primarily from sales of complete industrial IoT telematics devices, modems and cellular wireless SIMs (for our terrestrial-communication services) to our resellers (i.e., our MCPs and MCAs) and direct customers.

Customers benefiting from our network, products and solutions include original equipment manufacturers, or OEMs, such as Caterpillar Inc., Doosan Infracore America, Hitachi Construction Machinery Co. Ltd., John Deere, Komatsu Ltd., and Volvo Construction Equipment; vertical market technology integrators known as value-added resellers (“VARs”) and international value-added resellers (“IVARs”), such as I.D. Systems, Inc. and American Innovations, and Value-added Solutions Providers (“SPs”), such as Onixsat, Satlink and Sascar (collectively referred to as Market Channel Partners (“MCPs”)); and end-to-end solutions customers such as Carrier Transicold, Thermo King, C&S Wholesale, Canadian National Railways, CR England, Hub Group, Inc., JB Hunt Transport Services, Inc. (“JB Hunt”), KLLM Transport Services, Marten Transport, Prime Inc., Swift Transportation, Target, Tropicana, Tyson Foods, Walmart and Werner Enterprises.

Unless otherwise noted or the context otherwise requires, references in this Form 10-K to “ORBCOMM,” “the Company,” “our company,” “we,” “us” or “our” refer to ORBCOMM Inc. and its direct and indirect subsidiaries.

Acquisitions

Acquisition of Blue Tree Systems

On October 2, 2017, we purchased all of the issued share capital of Blue Tree Systems Limited (“Blue Tree”) for an aggregate consideration of (i) $34.3 million, subject to an additional working capital adjustment; (ii) issuance of 191,022 shares of our common stock, valued at $10.47 per share; and (iii) additional consideration of up to $5.8 million, subject to certain operational milestones (the “Blue Tree Acquisition”). The Blue Tree Acquisition solidifies our transportation portfolio by adding in-cab and refrigerated truck solutions to our current cargo solution.

Acquisition of inthinc Inc.

On June 9, 2017, we completed the acquisition of substantially all of the assets of inthinc, Inc. (“Inthinc”) for an aggregate consideration of (i) $34.2 million, subject to a working capital adjustment; (ii) issuance of 76,796 shares of our common stock, valued at $9.95 per share; and (iii) additional consideration of up to $25.0 million, subject to certain operational milestones (the “Inthinc Acquistion”). The Inthinc Acquisition allows us to offer fleet management and driver safety solutions to enterprises and industrial companies worldwide, who operate large commercial vehicle fleets.

Other Business Development Activities

Senior Secured Notes

On April 10, 2017, we issued $250 million aggregate principal amount of 8.0% Senior Secured Notes due 2024 (the “Senior Secured Notes”). The Senior Secured Notes were issued pursuant to an indenture, dated as of April 10, 2017, among us, certain of our domestic subsidiaries party thereto (the “Guarantors”) and U.S. Bank National Association, as trustee and collateral agent (the “Indenture”). The Senior Secured Notes are unconditionally guaranteed on a senior secured basis by the Guarantors, and the Senior Secured Notes are secured on a first priority basis by (i) pledges of capital stock of certain of our directly and indirectly owned subsidiaries; and (ii) substantially all of our and our Guarantors’ other property and assets, to the extent a first priority security interest is able to be granted or perfected therein, and subject, in all cases, to certain specified exceptions, and an intercreditor agreement with the collateral agent for our revolving credit facility described below. Interest payments are due on the Senior Secured Notes semi-annually in arrears on April 1 and October 1 beginning October 1, 2017.

We have the option to redeem some or all of the Senior Secured Notes at any time on or after April 1, 2020, at redemption prices set forth in the Indenture plus accrued and unpaid interest, if any, to the date of redemption. We also have the option to redeem some or all of the Senior Secured Notes at any time before April 1, 2020 at a redemption price of 100% of the principal amount of the Senior Secured Notes to be redeemed, plus a “make-whole” premium and accrued and unpaid interest, if any, to the date of redemption. In addition, at any time before April 1, 2020, we may redeem up to 35% of the aggregate principal amount of the Senior Secured Notes to be redeemed, plus accrued and unpaid interest, if any, to the date of redemption, with the proceeds from certain equity issuances.

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

On April 10, 2017, a portion of the proceeds of the issuance of the Senior Secured Notes was used to repay in full our outstanding obligations under our $150 million outstanding secured credit facilities incurred pursuant to the secured credit facilities credit agreement entered into on September 30, 2014, and to terminate the agreement, resulting in an early payment fee of $1.5 million and an additional expense associated with the remaining unamortized debt issuance cost of $2.4 million.

Revolving Credit Facility

On December 18, 2017, we and certain of our subsidiaries entered into a senior secured revolving credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. (“JPMorgan Chase”), as administrative agent and collateral agent. The Credit Agreement provides for a revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount of up to $25.0 million for working capital and general corporate purposes and matures on December 18, 2022. The Revolving Credit Facility will bear interest at an alternative base rate or an adjusted LIBOR, plus an applicable margin of 1.50% in the case of alternative base rate loans and 2.50% in the case of adjusted LIBOR loans. The Revolving Credit Facility is secured by a first priority security interest in substantially all of our and our subsidiaries’ assets under a Security Agreement among the Company, the applicable subsidiaries and JPMorgan Chase, subject to an intercreditor agreement with the indenture trustee for the Senior Secured Notes. The Revolving Credit Facility has no scheduled principal amortization until the maturity date. Subject to the terms set forth in the Credit Agreement we may borrow, repay and reborrow the Revolving Credit Facility at any time prior to the maturity date.

The Credit Agreement contains customary representations and warranties, conditions to funding, covenants and events of default. The Credit Agreement contains covenants that, among other things, limits us and our restricted subsidiaries’ ability to: (i) incur or guarantee additional indebtedness; (ii) pay dividends, make other distributions or repurchase or redeem capital stock; (iii) prepay, redeem or repurchase certain indebtedness; (iv) make loans and investments; (v) sell, transfer or otherwise dispose of assets; (vi) incur or permit to exist certain liens; (vii) enter into certain types of transactions with affiliates; (viii) enter into agreements restricting the our subsidiaries’ ability to pay dividends; and (ix) consolidate, amalgamate, merge or sell all or substantially all of their assets; subject, in all cases, to certain specified exceptions. Such limitations have various baskets as set forth in the Credit Agreement.

At December 31, 2017 no amounts were outstanding under the Revolving Credit Facility.

Strategic Alliance with Inmarsat

In early 2016, in connection with the strategic alliance with Inmarsat announced on November 4, 2013, we introduced the first of a series of interchangeable modems that work with either our OG2 VHF network or Inmarsat’s L-band network. These modems have the same footprint, connectors, power input, and programming environment to allow for easy exchange of modems for the different networks. Manufacturers and partners are able to drop into their products the appropriate modem that corresponds with either our or Inmarsat’s network based on geography, message size and delivery speed for ease of use and flexibility. In addition, users will be able to take advantage of our relationships with Tier One cellular providers for dual-mode cellular and satellite service with either satellite network. We also offer our unique ORBCOMMConnect Platform, which seamlessly translates and integrates the communications from our diverse network service partners into a uniform set of commands and information. This facilitates a uniform platform for provisioning, billing and multi-mode access for industrial IoT applications, supported by Inmarsat’s M2M Access Platform, enabling access to network and terminal management tools for wholesale integration with us.

These versatile offerings are available in our end-to-end solutions for heavy equipment, fixed asset and transportation industries, as well as through our MCPs. We leverage our relationship with Inmarsat to access their worldwide fleet of L-band geostationary (“GEO”) satellites to provide IDP, a satellite packet data service offering the highest throughput and lowest latency in the market, as well as a 3G satellite service offering real-time IP data speeds up to 512 kbps on a single global SIM—the only service of its kind in the satellite industrial IoT space.

Our Business Strengths and Competitive Advantage

Over the past several years, we have grown from a satellite network owner and operator into a leading global provider of industrial IoT solutions. Using our satellite network as a key differentiator, in 2017 we continued our transition to an end-to-end industrial IoT solution provider with the Inthinc Acquisition providing a solid entry point for us into the vehicle fleet management market, while the Blue Tree Acquisition solidified our transportation portfolio by adding in-cab and refrigerated truck solutions to our industry-leading cargo solutions. Through the incremental capabilities, markets and distribution channels acquired through inthinc and Blue Tree, we now provide what we believe is the most complete, integrated transportation solution offering – from in-cab fleet vehicles to refrigerated assets to dry vans – all visible in a single platform.

With our expanding portfolio of industrial IoT solutions, we are changing the way enterprises track, monitor, protect and control assets around the world in multiple industries. We provide individual application components, such as modems and chip sets, as well as full end-to-end solutions, such as freight transportation monitoring, cold chain compliance, refrigerated asset monitoring, vehicle fleet management, in-cab driver safety and cargo security systems. Our combination of global network services along with our state-of-the-art devices, device management and robust web-based Software-as-a-Service (“SaaS”) applications provides what we believe is the global industrial IoT markets most comprehensive service offering and positions us as a leader and innovator in the global industrial IoT marketplace. In addition, our solution delivery team provides end-to-end customer service – from installation to deployment to ongoing customer care — to support our diverse customer base. We believe that our approach to industrial IoT solutions is unique in our industry and will enable us to achieve significant growth.

Within the rapidly evolving industrial IoT market, customers have widely divergent requirements for hardware, connectivity, middleware, and software that depend, in part, on specific industry, geography, and price requirements. Leveraging our expertise in the global industrial IoT sector and through our diverse portfolio of devices, network services and SaaS applications, we provide solutions that enable customers to minimize development time, reduce costs and increase operational efficiency, whether by saving on fuel, improving asset turn times, lowering maintenance costs or optimizing asset utilization. We believe that our flexibility in responding to unique customer requirements, as well as our ability to provide all of these products and services ourselves, through our incremental resources, increased capabilities and improved scalability, enhances our competitive positioning and the size of our addressable market.

Our key competitive advantages include a broad range of industrial IoT network connectivity solutions, including cellular network connectivity through our partnerships with Tier One cellular carriers, and global, two-way satellite data communication connectivity through our own network of LEO satellites and accompanying ground infrastructure, as well as through strategic partnerships with Inmarsat and Globalstar.

Through our satellite network, we provide worldwide coverage, including in the open ocean, allowing end-users to access our communications system in areas outside the coverage of terrestrial networks. Our unique, proven technology offers full two-way data communication with minimal line-of-sight limitations and reliable performance. By leveraging our expanded ORBCOMM Generation 2 (“OG2”) satellite network, we have reduced the time interval in delivering messages and data, or network latency, in most regions of the world. The OG2 capabilities allows for increased data rate and message sizes, as well as enhance our AIS capabilities. Using our satellite-based AIS system, which is equipped on each of our OG2 satellites, our customers have access to AIS data well beyond coastal regions in a cost-effective and timely fashion. We provide what we believe is the most comprehensive global AIS data service through a combination of satellite and terrestrial data, enabling government and commercial customers to track more than 200,000 AIS-equipped vessels worldwide per day, facilitating maritime surveillance and intelligence. We intend to continue working with system integrators and maritime information service providers to develop AIS-based value added services and to facilitate the sales and distribution of AIS data.

Our strategic relationships with key distributors and OEMs have enabled us to streamline our sales and distribution channels and, in some cases, shift much of the risk and cost of developing and marketing end-user applications to the OEMs and MCPs. We have established strategic relationships with major OEMs, such as Carrier Transicold, Caterpillar Inc., Hitachi Construction Machinery Co., Ltd., Komatsu Ltd., Volvo Construction Equipment, Oshkosh Corporation / JLG Industries, Inc. and Doosan Infracore America, as well as key VARs and IVARs, such as ID Systems, Precise Innovations and American Innovations in North America along with Onixsat, Satlink S.L. and Sascar in key international markets.

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

We operate in the industrial IoT industry, which includes various types of communications systems that enable intelligent machines, devices and fixed or mobile assets to communicate information from the machine, device, or fixed or mobile asset to and from back-office information systems of the businesses and government agencies that track, monitor, control and communicate with them. These industrial IoT data communications systems integrate a number of technologies and cross several different industries, including computer hardware and software systems, positioning systems, terrestrial and satellite communications networks and information technologies (such as data hosting and report generation).

There are four main components in any industrial IoT data communications system:

1.

Fixed or mobile assets.     Intelligent or trackable assets include devices and sensors that collect, measure, record or otherwise gather data about themselves or their environment to be used, analyzed or otherwise disseminated to other machines, applications or human operators and come in many forms, including devices and sensors that:

•	Report the location, speed and fuel economy data from trucks and locomotives;
•	Monitor the location, condition and environmental factors of dry van trailers, railcars and marine shipping containers;
•	Monitor the location, condition and temperature of refrigerated trailers, railcars and marine shipping containers that transport temperature-sensitive cargo;
•	Monitor vehicle fleet location, route details and fuel usage;
•	Monitor driver in-cab behavior;
•	Report operating data usage and required maintenance for heavy equipment;
•	Monitor fishing vessels to enforce government regulations regarding geographic and seasonal restrictions;
•	Report the location and condition of ocean buoys;
•	Report energy consumption from a utility meter;
•	Monitor corrosion in a pipeline;
•	Monitor levels in liquid, gas and materials storage tanks;
•	Measure water delivery in agricultural pipelines; and
•	Monitor environmental conditions in agricultural facilities.
2.

Communications network.     The communications network enables a connection to take place between the fixed or mobile asset and the back-office systems and users of that asset’s data. The proliferation of terrestrial and satellite-based wireless networks has enabled the creation of a variety of industrial IoT data communications applications. Networks that are being used to deliver asset data include terrestrial communications networks, such as cellular, radio paging and WiFi networks, and satellite communications networks, utilizing LEO or GEO satellites.

3.

SaaS Applications.     Data collected from a remote asset is used in a variety of ways with SaaS applications that allow the end-user to track, monitor, control and communicate with these assets with a greater degree of control and with much less time and expense than would be required to do so manually.

4.

Platform-as-a-Service (“PaaS”).    Multiple devices over various networks are better managed with a device management platform, utilizing cloud-based portal technology to provide visibility and management to all devices. With a single interface for managing multiple networks and devices, connectivity and device-specific messaging is abstracted to a common interface and messaging application programming interface (“API”), allowing the end-user to speak one language to all of their connected industrial IoT devices for complete interoperability.

Market Opportunity

We believe the following market opportunities as well as the increasing mainstream deployment of industrial IoT solutions will continue to position us as a leader and innovator in the global industrial IoT market:

Commercial transportation and distribution

For-hire transportation companies, including truckload carriers, shipping lines, railroads, and third-party logistics providers, and the in-house transportation operations of enterprises are increasingly requiring industrial IoT telematics solutions to manage their transportation assets more safely and efficiently and to improve performance and utilization.  These wireless devices report location, engine diagnostic data, fuel consumption, compliance, fuel taxes, driver electronic data logs, cargo condition, on/off utilization, empty/loaded condition, demurrage and detention, facility entry/exit as well as a wide variety of other functions, in order to provide better control over business operations.

A growing number of truck and trailer fleet owners, operators and OEMs are integrating industrial IoT data communications systems into their transportation operations.  In order to improve driver safety and effectively track hours of service, the Federal Motor Carrier Safety Administration (FSCMA) is instituting regulatory requirements for Electronic Logging Devices (ELDs), also known as the “ELD Mandate,” in 2018. Through the Blue Tree Acquisition, we are now able to offer what we believe is the most advanced and user-friendly ELD solution on the market for medium to large-sized fleets, which not only enables regulatory compliance but also enables far greater operational efficiency. The trailer market also requires additional wireless applications, such as cargo sensor reporting, load monitoring, fuel measurement, control of refrigeration systems and door alarms, which we offer as part of our complete transportation solution portfolio. Future regulations may require position tracking of specific types of cargo, such as hazardous materials, and could also increase trailer tracking market opportunities. The coordination and integration of the broad collection of transportation assets, including trucks, trailers, containers, chassis and gensets, through an integrated service can provide significant benefits, synergies and savings to customers through operating efficiencies and increased logistical performance.  The unified delivery of all these transport asset solutions provides a significant advantage for us, which now offers what we believe is the transportation industry’s most comprehensive, integrated platform for nearly all transportation assets with the addition of the Inthinc and Blue Tree acquisitions.

Refrigerated or cold chain transportation shippers and transportation companies have a growing need to track and monitor environmental and control conditions and fill the visibility gap of cargo over rail, trucking and sea transport representing an important market opportunity. Our industry-leading cold chain monitoring solutions, including trailers, railcars, gensets and sea containers, address this significant market. In addition, the Food and Drug Administration’s Food Safety Modernization Act (“FSMA”) will also impact the growth of our market opportunity in this sector. The FSMA aims to ensure the safety of food across the supply chain through the introduction of new requirements for food manufacturers, processors, transporters and distributors. The FSMA is expected to require every large food distribution company at every step, from farm to table, to implement wireless monitoring solutions, which we expect will further increase the demand for our cold chain monitoring systems.

Fleet Management

Enterprises that utilize large and geographically dispersed fleets of vehicles are demanding improved fleet visibility, operational efficiency, regulatory compliance, and driver safety and security. Wireless applications provide enterprise fleet operators with a wide variety of fleet management services, including driver hours of service tracking, instantaneous driver performance feedback, vehicle performance monitoring, and asset utilization. Customers, particularly those in industrial environments such as oil and gas, utilities and commercial services, increasingly require safer fleet operations and better management of drivers. The Inthinc Acquisition has allowed us to enter the vehicle fleet management market, which is one the fastest growth areas for industrial IoT solutions and offers a large market opportunity.

Manufacturing, warehousing & supply chain management

In the growing complex and competitive world of manufacturing and supply chain operations, enterprises need to ensure that high-value materials, tools and supplies converge at the right time and place. Manufacturing and warehousing profitability is dependent on ensuring just-in-time availability and accurate real-time location of inventory in the supply chain. Companies employing sophisticated supply chain methods have the potential to realize greater profits than competitors using more traditional means.  As regulatory pressure for buying multiple technologies rises, customers are increasingly demanding integrated solutions from single-source providers. End-to-end industrial IoT solutions based on multi-modal short-range tracking technologies such as RFID, WiFi, condition sensors and actuators are more capable of handling the complex demands of today’s manufacturing and supply chain operations.

Heavy equipment

Heavy equipment fleet owners and leasing companies seeking to improve fleet productivity and profitability require applications that report diagnostic information, location, time-of-use information, emergency notification, driver usage and maintenance alerts for their heavy equipment, which may be in remote, difficult to reach locations. Using industrial IoT data communications systems, heavy equipment fleet operators can remotely manage the productivity and mechanical condition of their equipment, potentially lowering operating costs through preventive maintenance. OEMs can also use industrial IoT applications to better anticipate the maintenance and spare parts needs of their customers, expanding the market for higher-margin spare parts orders. Heavy equipment OEMs are increasingly integrating industrial IoT data communications systems into their equipment at the factory or offering them as options through certified after-market dealers.

Fixed asset monitoring

Companies with widely dispersed fixed assets, such as remote oil and gas equipment, require a means of collecting data from them to monitor productivity, manage inventory, increase security, minimize downtime and realize other operational benefits, as well as managing remote operation of valves, compressors, pumps and electrical switches. Industrial IoT systems can provide automated meter reading, oil and gas storage tank monitoring, pipeline monitoring and environmental monitoring, which can reduce labor costs, fuel costs, and the expense of on-site monitoring and maintenance.

Marine vessels

Marine vessels need satellite-based communications due to the absence of reliable terrestrial-based coverage more than a few miles offshore. Industrial IoT systems offer features and functions to luxury recreational marine vessels and commercial fishing vessels, such as onboard diagnostics and other marine telematics, alarms, requests for assistance, security, location reporting and tracking, two-way messaging, catch data and weather reports. In addition, owners and operators of commercial fishing and other marine vessels are increasingly subject to regulations governing, among other things, commercial fishing seasons and geographic limitations, vessel tracking, safety systems, and resource management and protection. Our investments in AIS also provide significant opportunity in the marine market.

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

Government and homeland security

Governments worldwide are seeking to address the global terror threat by monitoring land borders and hazardous materials, as well as marine vessels and containers. In addition, modern military and public safety forces use a variety of applications, particularly in supply chain management, logistics and support, which could incorporate our products and services. Industrial IoT systems can be used in applications to address infiltration across land borders, for example, monitoring seismic sensors placed along the border to detect incursions. Industrial IoT systems can also be used in applications to address homeland security requirements, such as tracking and monitoring vessels and containers.

Customers

We market and sell our products and services directly to OEM and government customers and end-users, and indirectly through Market Channel Partners and Market Channel Affiliates, as discussed below.

Revenues in Foreign Geographic Areas

Revenues in 2017, 2016 and 2015 in foreign geographic areas, mostly South America, Europe and Japan, represented approximately 18%, 31% and 36% of our consolidated revenues, respectively. No other foreign geographic area accounted for more than 10% of our consolidated revenues. See also “Note 13 – Segment Information” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report.

Sales, Marketing and Distribution

We generally market our services and products through the following channels:

Market Channel Partners. We are currently working with a number of third party resellers referred to as MCPs and seek to add MCPs as we expand our business. The role of the MCP is to develop tailored applications that utilize our system and then market them, through non-exclusive licenses, to specific, targeted vertical markets and geographies. MCPs are responsible for establishing retail pricing, collecting revenues from end-users and for providing customer service and support. Our MCPs have made significant investments in developing ORBCOMM-based applications. MCPs pay fees for access to our system based on either a fixed monthly recurring charge or on the amount of data transmitted.

Generally, subject to regulatory restrictions, MCPs that have an IVAR arrangement allow us to enter into a single agreement with any given IVAR and allows the IVARs to pay directly to us a single price on a single monthly invoice in a single currency for worldwide service, regardless of the territories they sell into, avoiding the need to negotiate prices in each territory. We pay our MCAs, as defined below, a commission on revenues received from IVARs from each subscriber activated in a specific territory.

Market Channel Affiliates, referred to as MCAs. We generally market and distribute our services outside the United States primarily through our subsidiary companies, several of which are overseas joint ventures, which are assigned specific international territories. We rely on these MCAs to establish business in their respective territories, including obtaining and maintaining necessary regulatory and other approvals, as well as managing local resellers. We believe our MCAs, through their local expertise, are able to operate in these territories in a more efficient and cost-effective manner. We currently have MCAs covering over 135 countries and territories. As we seek to expand internationally, we expect to add additional MCAs, covering Asia and Africa.

Direct to End-Users. We also market directly to end-users, providing services and products tailored to particular verticals, establishing retail pricing, collecting revenues and for providing customer service and support.

Competition

Currently, we are the only commercial provider of below 1 GHz band, or little LEO, two-way data satellite services optimized for narrowband. However, we are not the only provider of data communication services, and we face competition from a variety of existing and proposed products and services. Competing service providers can be divided into four main categories: terrestrial tower-based, LEO mobile satellite, geostationary satellite service providers and telematics and industrial IoT solution providers.

Terrestrial tower-based cellular networks

While terrestrial tower-based cellular networks are capable of providing services at costs comparable to ours, they lack seamless global coverage. Terrestrial coverage is dependent on the location of tower transmitters, which are generally located in densely populated areas or heavily traveled routes. Several data and messaging markets, such as long-haul trucking, railroads, oil and gas, agriculture, utility distribution and heavy construction, have significant activity in sparsely populated areas with limited or no terrestrial coverage. In some geographic areas, terrestrial tower-based networks have gaps in their coverage and may require a back-up system to fill in such coverage gaps. We have entered into re-seller agreements with several major Tier One cellular wireless providers in the U.S. and the rest of the world to provide our customers options for incorporating terrestrial communications connectivity for industrial IoT solutions, in either single-mode or dual-mode configurations that use both terrestrial and satellite network platforms.

Low-Earth orbit mobile satellite service providers

LEO mobile satellite service providers operating above the 1 GHz band, or big LEO systems, can provide data connectivity with global coverage that can compete with our communications services. The primary focus of big LEO satellite service providers is on circuit-switched communications tailored for time- and bandwidth-intensive voice traffic, which is less efficient than the transfer of short data messages. However, big LEO satellite service providers have shifted to focus more on industrial IoT data communications. These systems entail significantly higher costs for the satellite fleet operator and the end-users. Our principal big LEO mobile satellite service competitors are Iridium Communications Inc. and, to a lesser extent, Globalstar, Inc., whose satellite airtime services we also resell.

Geostationary satellite service providers

Geostationary satellite system operators can offer services that compete with ours. Certain pan-regional or global systems (operating in the L or S bands), such as Inmarsat, are designed and licensed for mobile high-speed data and voice services. However, the equipment cost and service fees for narrowband, or small packet, data communications is more expensive than ours. We believe that the equipment cost and service fees for narrowband data communications using these systems are also significantly higher than ours, and that these geostationary providers cannot offer global service with competitive communications devices and costs. In addition, they have other limitations, such as requiring a clear line of sight between the communicator equipment and the satellite, being affected by adverse weather or atmospheric conditions, and being vulnerable to catastrophic single-point failures of their satellites with limited backup options. We resell satellite airtime service provided by Inmarsat as well to meet specific customer needs.

Telematics and IoT solution providers

The growth in the industrial IoT industry has led to other competitors that compete with our products and services including for enterprise and commercial fleets, for-hire carriers, tank monitoring applications and petroleum logistics solutions. Our principal telematics competitor in trailer tracking applications is SkyBitz, Inc. However, our combination of global network services along with our state-of-the-art devices, device management, breadth of related services and robust web-based SaaS applications for multiple market segments and across multiple asset classes provides what we believe is the global industrial IoT market’s most comprehensive service offering and positions us as a leader and innovator in the global industrial IoT marketplace.

Product Development

We develop products and service enhancements that we sell directly to our end-user customers, as well as design new products and services that enhance features and capabilities, while at the same time reducing costs of our products and services. During the years ended December 31, 2017, 2016 and 2015, we have incurred product development costs of $8.9 million, $6.3 million and $6.5 million, respectively. Additional product development costs attributable to the design, development and enhancement of our products and services are capitalized.

ORBCOMM Communications System

Overview

Our industrial IoT data communications services are provided by offering a unique combination of both satellite and terrestrial networks including our proprietary LEO satellite constellation, consisting of our ORBCOMM Generation 1 (“OG1”) and OG2 satellites, which are equipped with additional AIS capabilities, operating in the VHF band. In addition, we offer data communication services provided by third party satellite constellations, such as our partnership with Inmarsat, through which we provide L-band GEO satellite service via both IDP, a satellite packet data service offering the highest payload and lowest latency in the market and a 3G-based service, and the Globalstar satellite network. In addition, we provide data communication services utilizing Tier One wireless carriers through partnerships with AT&T, Verizon, T-Mobile, Telefonica, Orange, Rogers and Vodafone, whose Access Point Name (“APN”) networks are tightly integrated into our own production network to provide a common interface for a mix of carrier and service options for our customers.

We utilize our ORBCOMMconnect platform to seamlessly translate and integrate the communications from our diverse network service partners into a uniform and easily manageable set of commands and responses and information transport. This creates a common user platform for provisioning, billing and multi-mode access for industrial IoT applications and enables access to network and terminal management tools for rapid wholesale integration with our network. We sell or lease to our customers a subscriber component, which consists of satellite subscriber communicators and cellular terrestrial units, or wireless modems incorporating SIMs, used by end-users to transmit and receive messages to and from their assets and our system. In addition, our web applications provide specialized data feeds that are established through our application gateway interface to third party dispatch systems and proprietary customer software applications to provide customers data and analytics from telematics products and specialized sensors.

The data generated by our customer base typically comes from end-user or ORBCOMM developed applications. The data may be transferred to either a satellite terminal or a terrestrial based wireless device using a SIM on the partner cellular provider’s network. If the data is transferred to a satellite subscriber communicator, data is transmitted to the next satellite that comes into view in near real-time. The data is then routed by the satellite to the next gateway earth station (“GES”) that it successfully connects to, which in turn forwards it to the ORBCOMM gateway control center (“GCC”). Within the GCC, the data is processed, safe-stored, and forwarded to its ultimate destination and, if requested, an acknowledgment that the message content has been received is transmitted back to the subscriber communicators. If the data is transferred to a cellular device, data is routed through the partner carrier’s network via VPN to the ORBCOMM GCC and forwarded to its ultimate destination in real time. The destination for transferred data may be another subscriber communicator, a SIM, a corporate resource management system, any personal or business Internet e-mail address, a pager or a text message-capable cellular phone, or any combination of the above. In addition, data can be sent in the reverse direction (a feature which is utilized by many applications to remotely control assets) using similar methods.

System Status

OG1 Satellite Health

With the launch of the OG2 satellites, we are gradually phasing out the OG1 satellites. We will maintain operational control for the remaining lives of the OG1 satellites.

OG2 Satellite Health

On July 14, 2014, we launched six of our next-generation OG2 satellites, all of which were placed into proper orbit. On September 15, 2014, following an in-orbit testing period, we initiated commercial service for the six OG2 satellites. In June 2015, we lost communication with one of these six OG2 satellites and recorded a non-cash impairment charge of $12.7 million to write off the value of the satellite. In August 2016, we lost communication with another one of these six OG2 satellites and recorded a non-cash impairment charge of $10.7 million to write off the value of the satellite.

On December 21, 2015, we launched the remaining 11 next-generation OG2, all of which were placed into proper orbit. On March 1, 2016, following an in-orbit testing period, we initiated commercial service for the 11 OG2 satellites.

Between April 2017 and July 2017, there was a loss of communication with three OG2 satellites, two of which were launched in December 2015 and one of which was launched in July 2014. We established a comprehensive investigative team that included outside independent consultants, internal engineers and OG2 contractors to determine the root cause of the anomalies affecting these three OG2 satellites and associated corrective measures. The investigative team identified two potential primary causes for the loss of communication and developed operational procedures and software enhancements to mitigate the risk of a similar anomaly occurring on other OG2 satellites.  The investigative team did not identify a systemic design flaw in the OG2 satellites. We recorded a non-cash impairment charge of $31.2 million to write off the net book value of these satellites. The satellite network capacity remains multiple times more capable than current demand, while there has been a small effect on message delivery times.

The 12 operational OG2 satellites are providing both machine-to-machine (“M2M”) messaging and AIS service for our global customers. The satellites have been divided into four separate planes and were placed into differing altitudes to allow each plane to drift to the proper orbit. All of the drifting operations are complete and the OG2 satellites are equally spaced in four planes providing customers the optimum coverage.

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

ORBCOMM Network Capacity

With the addition of our OG2 satellites, the network capacity has been greatly increased. In the backwards compatible OG1 mode, each OG2 satellite has more than six times the capacity of the OG1 satellites because each OG2 satellite has six downlink transmitters where the OG1 satellites have only one. Currently, the OG2 satellites are meeting our capacity needs with just one or two downlink channels per satellite. Our ground segment was originally designed with scalability in mind. As technologies in storage and networking solutions evolve, we are continuously upgrading the key components, through internal resources, that are impacted most by an increasing subscriber base.

Inmarsat Services

With our acquisition of SkyWave Mobile Communications, Inc. (“SkyWave”) in January 2015 (the “SkyWave Acquisition”), we entered into an agreement with Inmarsat to transition the primary operational control of the IsatDataPro (“IDP”) services to Inmarsat.  This transition is complete and the system performance is over 99.9% network availability.  For the legacy IsatM2M services, we provide operational support to Inmarsat’s engineering and operations teams.  Like the IDP services, network availability for IsatM2M services has been very good.  For both the IDP and ISatM2M services, we remain in control of the message delivery Gateway that is the interface to our customers for message delivery.  The Gateway is a redundant system providing customer access via two independent Internet lines which offer connectivity to their mobile terminals and messages over multiple transports and protocols.  It is a high-availability system responsible for connection, storing and relaying messages between customers and Inmarsat satellite network systems, as well as providing terrestrial messaging services between customers and mobile terminals.

Terrestrial Services

We have active partnerships with many of the major carriers, both domestic and abroad including AT&T, Verizon, T-Mobile, Telefonica, Orange, Rogers and Vodafone. We have tightly integrated each carrier’s APN into our production network to provide a common interface for a mix of carrier and service options for our customers. The integration planning of each carrier network is at the core of our goal to provide a consistent and reliable uniform messaging environment over a variety of networks. We maintain redundant connections to carriers through an East Coast primary data center and West Coast backup data center. Our Network Control Center (“NCC”), staffed 24 hours a day, monitors all aspects of the network to ensure prompt response to network anomalies when they occur. Aside from a traditional Network Management System (NMS) utilizing Simple Network Management Protocol (SNMP) for infrastructure monitoring, device and carrier specific tests simulate customer traffic and provide performance metrics for support staff as well as engineers. A three-tier support structure is employed to ensure that staff with domain specific knowledge are quickly assigned to anomalies and implement resolutions.

AIS Services

Our AIS data services are provided through a combination of our OG2 satellites, which are all enabled with advanced AIS data receivers, and third party space-based assets and terrestrial AIS data providers.

Regulation of Our Business in the United States

FCC Authorizations

Any entity seeking to construct, launch, or operate a commercial satellite system in the United States must first be licensed by the U.S. Federal Communications Commission (“FCC”). ORBCOMM License Corp., a wholly owned subsidiary of ours, holds the FCC license for our VHF LEO Satellite System (the “Space Segment License”). ORBCOMM License Corp. also holds additional FCC licenses relating to our United States gateway earth stations, and our VHF and L-Band subscriber communicator deployments in the United States. We believe that our business, as currently conducted, is in full compliance with all applicable FCC rules, policies, and license conditions.

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

Non-U.S. gateway earth stations for our satellite constellation

To date, in addition to those in the United States, gateway earth stations for our VHF satellite constellation have been authorized and deployed in Argentina, Australia, Brazil, Curaçao, Italy, Japan, Kazakhstan, Malaysia, Morocco, South Africa and South Korea. Gateway earth stations are generally licensed on an individual facility basis. This process normally entails radio frequency coordination within the country of operation for the specific frequencies to be used in the designated geographic location of the subject gateway earth station. This domestic frequency coordination is in addition to any international coordination that may be required, as determined by the proximity of the gateway earth station location to foreign borders (see “— International Regulation of our VHF LEO Satellite System”). Based on the best available information, we believe that each of the gateway earth station authorizations is sufficient for the provision of our VHF satellite constellation services in the areas served by the relevant facilities. We will need additional gateway earth station authorizations in other countries as we install additional ORBCOMM gateway earth stations around the world.

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

International Regulation of our VHF LEO Satellite System

The use of certain orbital planes and related system radio frequency assignments by our VHF LEO Satellite System, as licensed by the FCC, is subject to the frequency coordination and registration process of the International Telecommunication Union, or ITU. In order to protect satellite systems from harmful radio frequency interference from other satellite communications systems, the ITU maintains a Master International Frequency Register, or MIFR, of radio frequency assignments and their associated orbital locations. Each ITU member state (referred to as an administration) is required by treaty to give notice of, coordinate and register its proposed use of radio frequency assignments and associated orbital locations with the ITU’s Radio Communication Bureau.

The FCC serves as the notifying administration for the United States and is responsible for filing and coordinating the allocated radio frequency assignments and associated orbital locations for our VHF LEO Satellite System with both the ITU’s Radio Communication Bureau and the national administrations of other countries. While the FCC, as our notifying administration, is responsible for coordinating our VHF LEO Satellite System, in practice the satellite licensee is generally responsible for identifying any potential interference concerns with existing systems or those enjoying date priority and for coordinating with such systems. If we are unable to reach agreement and finalize coordination, the FCC would then assist with such coordination.

The FCC has notified the ITU that our VHF LEO Satellite System was initially placed in service in April 1995 and that it has operated without any substantiated complaints of interference since that time. The FCC has also informed the ITU that our system has successfully completed the international coordination process and our system has been formally registered in the MIFR. We continue to support as necessary FCC efforts to complete any additional required international coordination relating to our system and our new satellites. If design modifications we may make to our future satellites entail substantial changes to the frequency utilization by the subject system component(s), additional international coordination may be required or reasonably deemed advisable. However, we believe that ITU coordination can be successfully completed in all circumstances where such coordination is required, although we cannot assure you that we will successfully complete such ITU coordination. Failure to complete requisite ITU coordination could have a material adverse effect on our business. Regardless, to date, and to our best knowledge, the system has not caused harmful interference to any other radio system, or suffered harmful interference from any other radio system.

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

Our telematics solutions services are protected by approximately 30 issued patents held by our SkyWave subsidiary, approximately 17 issued patents held by our StarTrak Information Technologies, LLC subsidiary, approximately 12 issued patents held by our ORBCOMM/ORBCOMM SENS, LLC subsidiary, approximately 34 issued patents held by our Inthinc subsidiary, approximately 24 issued patents held by our GlobalTrak, LLC subsidiary,  and one issued patent held by our WAM Technology, LLC subsidiary. Each of these subsidiaries also has a number of pending patent applications relating to our solutions services.

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

Employees

As of December 31, 2017, we had 758 full-time employees. Our employees are not covered by any collective bargaining agreements and we have not experienced a work stoppage since our inception.

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

Executive Officers of the Registrant

Certain information regarding our executive officers is provided below:

Name	Age	Position(s)
Marc J. Eisenberg	51	Chief Executive Officer and President
Robert G. Costantini	58	Executive Vice President and Chief Financial Officer
John J. Stolte, Jr.	58	Executive Vice President — Technology and Operations
Christian G. Le Brun	50	Executive Vice President and General Counsel
Craig Malone	55	Executive Vice President — Product Development

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

Our ability to successfully implement our business plan will also depend on a number of other factors, including:

•

our ability to continue to successfully and timely introduce innovative new products and services that satisfy market demand, including new services provided via our satellite constellation, our other satellite network platforms, our terrestrial communication network platforms, and our dual-mode or multi-mode network platform products and services;

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

•

the potential demand for our satellite-based AIS service or the extent to which we will be able to meet that demand. Although we believe the market for satellite-based AIS service is significant, the actual size of the market is subject to significant uncertainty; and

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

We have incurred net losses since our inception, other than in 2012 and 2013, and may incur additional net losses in the future. As a result, we have an accumulated deficit of $166.2 million as of December 31, 2017. We must increase our revenues at a rate faster than increases in our expenses to become profitable.

We have had annual net losses since our inception, other than in fiscal years 2012 and 2013, and as of December 31, 2017, we have an accumulated deficit of $166.2 million. Our future results will continue to reflect significant operating expenses, including expenses associated with expanding our sales and marketing efforts, maintaining the infrastructure to operate as a public company, and the ongoing depreciation, operation and maintenance of our fleet of VHF satellites and associated ground network facilities, as well as the additional facilities we own and operate in connection with our other satellite and terrestrial network platform service offerings. The continued development of our business also will require additional capital expenditures for, among other things, the costs relating to the installation and maintenance of additional gateway earth stations and associated satellite network ground facilities around the world relating to our VHF satellite system, as well as expenditures for the ongoing maintenance, repair, upgrade, or expansion of other network facilities that we own and operate. In addition, we may acquire additional companies and such acquisitions may result in increases in intangible assets which are subject to amortization and potential impairment. Accordingly, as we make these capital and acquisition investments, our future results will include greater depreciation and amortization expense which reflect the full cost of acquiring these new assets and we may incur additional operating losses and net losses in the future.

In order to become profitable, we must continue to increase revenue at a rate faster than increases in expenses. Revenue will depend on the success of our resellers and acceptance of our products and services by end-users in current markets, as well as in new geographic and industry markets. We may not be able to sustain such profitability, if achieved.

We face substantial competition from existing and potential competitors in the telecommunications industry, including numerous terrestrial and satellite-based network systems with greater resources, which could reduce our market share and revenues.

Competition in the telecommunications and industrial IoT industries is intense, fueled by rapid, continuous technological advances and alliances between industry participants seeking to capture significant market share. We face competition from numerous existing and potential alternative telecommunications products and services provided by various companies, including sophisticated two-way satellite-based data and voice communication services and digital cellular services, such as GSM, 3G, 4G, LTE, 5G, two-way terrestrial services such as Low-Power Wide-Area Network (“LPWAN”) and a diverse group of industrial IoT providers aggressively pricing their products and services to gain market share. The rigorously competitive environment in which we operate can have a substantial negative influence on pricing flexibility, gross profit margins and market share, both for our products and services and the offerings of our MCPs. For example, we face ongoing market pressures from several global satellite communication services operators that offer mobile satellite data products and services that directly compete with our products and services. New and advanced technology which can perform essentially the same functions as our messaging and products and services, direct broadcast satellites, new deployed satellites of competing low-earth orbit satellite systems and other forms of wireless transmission, are in various stages of development by others in the industry. The telematics industry includes numerous companies developing technologies to compete with the products and services of our subsidiaries. These technologies are being developed, supported and rolled out by entities that may have significantly greater resources than we do. These technologies could adversely impact the demand for our products and services. Research and development by others may lead to technologies that render some or all of our services non-competitive or obsolete in the future. In addition, a continuing trend toward consolidation and strategic alliances in the telecommunications industry, as well as the possibility that new low earth orbit “mega” constellations may be deployed at some future date by companies such as OneWeb and SpaceX, could give rise to significant new competitors.  Furthermore, some foreign competitors may benefit from government subsidies, or other protective measures, afforded by their home countries. Some of these competitors may provide more efficient or less expensive products or services than we are able to provide, which could reduce our market share and adversely affect our revenues and business.

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

Significant customers such as JB Hunt, Walmart, Caterpillar, Komatsu, Hub Group Inc., Onixsat and Satlink S.L. collectively, represented 31.9% and 26.5% of our revenues in 2017 and 2016, respectively, and are expected to represent a substantial portion of our revenues in the near future. As a result, the loss of any one of these customers, or decline or slowdown in the growth in business of these customers, which could occur at any time, could have a material adverse effect on our business, financial condition and results of operations. In addition, because service revenue depends either partially or entirely on the usage of our products and services by our customers and end users, the decline or slowdown in the growth of usage patterns of these customers which could occur at any time and with or without a reduction in the number of our billable subscribers could have a material adverse effect on our business, financial condition and results of operations.

We could be adversely affected if we are not successful in expanding and managing our business outside of the United States and there are numerous risks inherent to our international operations that are beyond our control.

Our business and our business objectives are inherently worldwide. As a result, we are subject to certain political risks, such as changes in international and foreign jurisdictional law and regulation, varying applicable telecommunication industry and governmental standards, tariffs or taxes and other trade barriers, exchange controls, expropriation, and political and economic instability, including fluctuations in the value of foreign currencies. Certain of these risks may be greater in developing countries or regions, where economic, political or diplomatic conditions may be significantly more volatile than those commonly experienced in the United States and other industrialized countries.

Unless we are able to continue expanding our business, particularly in markets outside of the United States, our ability to grow our business could be adversely affected. Although we currently have MCAs registered to do business in more than forty-five (45) countries outside of the United States, we also must substantially rely on MCPs to establish and grow our business in many overseas markets. In some countries, due to market conditions, foreign ownership restrictions, or other business or legal constraints, we are compelled or even required to rely on MCPs to obtain and maintain necessary local regulatory and other approvals for some or all of the products and services sought to offered. And of course, we and/or our MCAs or MCPs may not be successful in obtaining and maintaining the necessary regulatory and other approvals in some countries or territories.  Moreover, even if those approvals are obtained and maintained, efforts to develop markets and/or distribution networks within any given country may not be successful. Certain of our MCPs are, or are likely to be, newly formed or small ventures with limited or no operational history and limited financial resources, and any such entities may not be successful in their efforts to secure adequate financing and to continue operating. In addition, in certain countries and territories outside the United States, we must currently rely on MCPs to operate and maintain various components of our system, such as several of the gateway earth stations for our VHF satellite system. These entities may not be successful in operating and maintaining such components of our communications system and may not have the same financial incentives as we do to maintain those components in good repair.

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

Fluctuations in foreign currency exchange rates could have a material adverse effect on our business, results of operations and financial condition. Our consolidated financial results are reported in U.S. dollars, however a portion of our costs and expenses occur in foreign currencies. Fluctuations in the value of these foreign currencies against the U.S. dollar could result in substantial changes in reported earnings and operating results due to the foreign currency impact upon translation of these transactions into U.S. dollars.  Further, any appreciation of the U.S. dollar may also negatively affect our growth by increasing the cost of our products and services in foreign countries.  In the future, we may choose to employ various hedging strategies to partially mitigate these foreign exchange risks, including the use of forward exchange contracts.  These strategies may not be effective in protecting us against the effects of fluctuations from movements in foreign exchange rates. Our failure to mitigate these foreign currency exchange risks could materially adversely affect our business, results of operations and financial condition.

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

A significant portion of our revenues are generated from customers located in foreign countries. Some country economies have been impacted by government agencies and unstable economic cycles. Governments have often changed monetary, taxation, credit, tariff and other policies to influence the course of their country’s economy. For example, government actions to control inflation have at times involved setting wage and price controls, blocking access to bank accounts, imposing exchange controls and limiting imports. Our customers may be adversely affected by exchange rate movements; exchange control policies; expansion or contraction of the local economy; inflation; tax policies; other economic political, diplomatic and social developments; interest rates; liquidity of domestic capital and lending markets; and social and political instability.

Extreme events such as a man-made or natural disaster, earthquakes, severe weather or other climate change related events could diminish or prelude our ability to provide communications service.

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

The development and availability on a timely basis of relatively inexpensive products and devices are critical to the successful commercial operation of our system. We rely on contract manufacturers to produce these products and devices that we market and sell, including those we offer under our own brand names. Our solutions subsidiaries rely on a few contract manufacturers. Our customers may not be able to obtain a sufficient supply of products and devices at price points or with functional characteristics and reliability that meet their needs. An inability to successfully develop and manufacture products and devices that meet the needs of customers and are available in sufficient numbers and at prices that render our services cost-effective to customers could limit the acceptance of our system and potentially affect the quality of our services, which could have a material adverse effect on our business, financial condition and results of operations.

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

Our business is heavily dependent on Sanmina, a contract manufacturer with significant operations in Mexico, for the manufacture of our subscriber communicators that we design and sell. Consequently, significant interruptions, discontinuation, slowdown or loss of Sanmina’s manufacturing and supply of products will negatively affect our ability to grow, provide reliable service and could have a material adverse effect on our business. While we currently have a good relationship with Sanmina, we cannot provide any assurance that our future commercial relationship or arrangements with Sanmina will not change in a manner that has an adverse effect on our business. In addition, any change in trading agreements between the United States and Mexico could have a significant impact on our business.

If our arrangements with third party manufacturers, including Sanmina, are terminated or expire, our search for additional or alternate manufacturers could result in significant delays in customers activating products on our communications system, added expense for our customers and our inability to maintain or expand our customer base.

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

Certain services we provide rely on our relationships with third party wireless network service providers, including Verizon, AT&T, T-Mobile, Telefonica, Orange, Rogers and Vodafone with respect to cellular communications and Inmarsat with respect to ORBCOMM L-Band satellite services. Our ability to provide these services and grow our business depends on continued access to these wireless networks and our ability to purchase sufficient capacity.  In addition, our services depend on the continuing reliability and security of these third party networks, which could be adversely affected by errors, defects, interrupted service and/or a breach of the network security.  While our existing agreements have multiple year terms certain of these wireless network service providers are and, in the future, could become competitors.  This competition could adversely affect our relationship and their willingness to sell us airtime at commercially reasonable rates.

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

Satellites utilize highly complex technology and operate in the harsh environment of space and, accordingly, are subject to significant operational risks while in orbit. These risks include malfunctions, or “anomalies”, that have and may continue to occur in our satellites. In addition, satellites have a limited life capacity and they could become compromised over their designated operational life span.  Some of the principal satellite anomalies include:

•	Mechanical and electrical failures due to manufacturing error or defect, including:
•	Mechanical failures that degrade the functionality of a satellite, such as the failure of solar array panel drive mechanisms, rate gyros or momentum wheels;
•	Antenna failures and defects that degrade the communications capability of the satellite;
•	Circuit failures that reduce the power output of the solar array panels on the satellites;
•	Failure of the battery cells that power the payload and spacecraft operations during daily solar eclipse periods;
•	Power system failures that result in a shut-down or loss of the satellite;

•	Avionics system failures, including GPS, that degrade or cause loss of the satellite;
•	Altitude control system failures that degrade or cause the inoperability of the satellite;
•	Transmitter or receiver failures that degrade or cause the inability of the satellite to communicate with subscriber communicator units or gateway earth stations;
•	Communications system failures that affect overall system capacity;
•	Satellite computer or processor re-boots or failures that impair or cause the inoperability of the satellites; and
•	Radio frequency interference emitted internally or externally from the spacecraft affecting the communication links.
•	Equipment degradation during the satellite’s lifetime, including:
•	Degradation of the batteries’ ability to accept a full charge;
•	Degradation of solar array panels due to radiation;
•	General degradation resulting from operating in the harsh space environment;
•	Degradation or failure of reaction wheels;
•	Degradation of the thermal control surfaces;
•	Degradation and/or corruption of memory devices; and
•	Propulsion system failures that degrade or cause the inability to reposition the satellite.
•	Deficiencies of control or communications software, including:
•	Failure of the charging algorithm that may damage the satellite’s batteries;
•	Problems with the communications and messaging servicing functions of the satellite;
•	Limitations on the satellite’s digital signal processing capability that limit satellite communications capacity; and
•	Problems with the fault control mechanisms embedded in the satellite.

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

Collisions with space debris or other spacecraft could materially affect system performance and our business. Our satellites operate at LEO altitudes, in a regime populated by other operational satellites, defunct satellites and other cataloged debris, and debris that is too small to be tracked, and do not have the ability to actively maneuver to avoid space debris or other satellites. Two major events have increased the LEO debris population: a deliberate Chinese ASAT test in 2007 and an accidental collision in 2009 between an operational Iridium satellite and a non-operational Russian satellite. While ORBCOMM does coordinate with the Joint Space Operations Center as well as with other government and commercial spacecraft operators to limit the risk of collision, such risk cannot be fully eliminated.

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

If a satellite fails, we would record an impairment charge in our statement of operations, which would have the effect of fully reducing the net book value of that satellite listed in our operations statement to a zero value.  Any such impairment charges would depress our net income for the reporting period in which the failure occurs.

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

Rapid and significant technological changes in the communications industry may impair our competitive position and require us to make significant additional capital expenditures.

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

Risks Related to our Debt

Our Indenture and Credit Agreement could restrict our business activities or our ability to execute our strategic objectives or adversely affect our financial performance.

On April 10, 2017 we entered into the Indenture and issued $250 million of our 8.0% senior secured notes that refinanced credit facilities in the aggregate principal amount of $160 million. On December 18, 2017 we entered into the Credit Agreement that provides for the Revolving Credit Facility of up to $25 million for working capital and general corporate purposes.

The Indenture, Credit Agreement and related security agreement contains covenants that may restrict our business activities or our ability to execute our strategic objectives, and our failure to comply with these covenants could result in a default under our indebtedness. Our inability to generate sufficient cash flow to satisfy interest payments and principal repayment at maturity, could adversely affect our financial condition, operating results and cash flows. The covenants in the Indenture, Credit Agreement and related security agreement limit our ability to, among other things, incur additional indebtedness and liens, sell, transfer, lease or otherwise dispose of our subsidiaries assets, or merge or consolidate with other companies. We must also comply with an incurrence covenant of having available liquidity and not exceeding a specific leverage ratio. Failure to comply with the covenants could result in an event of default, which, if not cured or waived, the noteholders or lenders, as applicable, may require repayment in full of all principal and interest outstanding. If we fail to repay such amounts, the noteholders or lenders, as applicable, may foreclose on substantially all of our assets which we have pledged. If we are unable to cure the default, we may need to repay the debt and find other sources of financing and there can be no assurance that we would have access to other sources of financing on acceptable terms, or at all.

Our substantial indebtedness may adversely affect our business, financial condition and operating results.

As of December 31, 2017, we have $250 million in aggregate principal amount of total debt from the issuance of 8.0% Senior Secured Notes. On December 18, 2017, we also entered into the Credit Agreement for a Revolving Credit Facility of up to $25 million, bearing interest at an alternative base rate or an adjusted LIBOR, plus an applicable margin of 1.50% in the case of alternative base rate loans and 2.50% in the case of adjusted LIBOR loans. If drawn, the Revolving Credit Facility would be pari passu with the $250 million 8.0% Senior Secured Notes.  Our level of indebtedness may have material adverse effects on our business, financial condition and operating results, including to:

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

•	increase our vulnerability to the current and potentially more severe adverse general economic and industry conditions;

•	limit our ability, or increase the cost, to refinance our indebtedness; and
•	limit our ability to purchase the notes upon a change of control triggering event, or disposition of “substantially all” of our assets, as required by the indenture governing the notes;

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

We may in the future issue our previously authorized and unissued securities, resulting in the dilution of the ownership interests of our current stockholders. We are authorized to issue 250 million shares of common stock, of which approximately 74 million shares of voting common stock were issued and outstanding as of December 31, 2017 and approximately 16 million were available for future issuance. The potential issuance of such additional shares of common stock, whether directly or pursuant to any conversion right of any convertible securities, may create downward pressure on the trading price of our common stock. We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock for capital raising or other business purposes. Future sales of substantial amounts of common stock, or the perception that sales could occur, could have a material adverse effect on the price of our common stock.

We have issued and may issue shares of preferred stock or other securities with greater rights than our common stock.

Subject to the rules of The Nasdaq Stock Market, our certificate of incorporation authorizes our board of directors to issue one or more series of preferred stock and set the terms of the preferred stock without seeking any further approval from holders of our common stock. Currently, there are 50 million shares of preferred stock authorized and approximately 37,000 shares of Series A convertible preferred stock are issued as of December 31, 2017. Any preferred stock that is issued may rank ahead of our common stock in terms of dividends, priority and liquidation premiums and may have greater voting rights than holders of our common stock.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We currently lease the following properties for operations and administrative functions:

Location	Real Property Owned or Leased	Lease Expiration
Rochelle Park, New Jersey	Leased	February 2020
Sterling, Virginia	Leased	November 2024
Ottawa, Canada	Leased	June 2022
Kowloon, Hong Kong	Leased	January 2019
San Jose, California	Leased	November 2019
Hyderabad, India	Leased	June 2025
Utica, New York	Leased	May 2024
Tokyo, Japan	Leased	September 2019
Hoensbroek, The Netherlands	Leased	May 2022
Bonn, Germany	Leased	June 2022
Centurion, South Africa	Leased	February 2020
Galway, Ireland	Leased	September 2022
Salt Lake City, Utah	Leased	December 2020
Boca Raton, Florida	Leased	January 2025

In addition, we currently own eleven gateway earth stations at the following locations, four situated on owned real property and seven on real property subject to leases:

Gateway	Real Property Owned or Leased	Lease Expiration
St. John’s, Arizona	Owned	n/a
Arcade, New York	Owned	n/a
Curaçao, Netherlands Antilles	Owned	n/a
Rutherglen Vic, Australia	Owned	n/a
Kijal, Malaysia	Leased	Month to Month
Ocilla, Georgia	Leased	Month to Month
East Wenatchee, Washington	Leased	Month to Month
Hartebeesthoek, South Africa	Leased	December 2020
Kitaura-town, Japan	Leased	March 2018
Zona Franca de Justo Daract, Argentina	Leased	March 2019
Itaborai, Brazil	Leased	June 2018

We currently own or lease real property sufficient for our business operations, although we may need to purchase or lease additional real property in the future. We intend to renew all leases due to expire in 2018.

Item 3.	Legal Proceedings

From time to time, we are involved in various litigation matters involving ordinary and routine claims incidental to our business and acquisitions. Management currently believes that the outcome of these proceedings, either individually or in the aggregate, will not have a material adverse effect on our business, results of operations or financial condition. We record reserves related to legal matters when losses related to such litigation or contingencies are both probable and reasonably estimable.

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

The following sets forth the high and low sales prices of our common stock, as reported on The Nasdaq Global Market from January 1, 2016 through December 31, 2017:

	Price range of common stock
	High	Low
Year ended December 31, 2017
Quarter ended December 31, 2017	$11.80	$9.37
Quarter ended September 30, 2017	$11.99	$9.50
Quarter ended June 30, 2017	$11.60	$9.08
Quarter ended March 31, 2017	$9.58	$7.77
Year ended December 31, 2016
Quarter ended December 31, 2016	$10.36	$7.15
Quarter ended September 30, 2016	$10.98	$9.45
Quarter ended June 30, 2016	$10.49	$8.43
Quarter ended March 31, 2016	$10.20	$6.80

As of February 26, 2018, there were 227 holders of record of our common stock.

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

Series A convertible preferred stock:    Pursuant to the terms of our Series A convertible preferred stock, the holders are entitled to receive a cumulative 4% annual dividend payable quarterly in additional shares of Series A convertible preferred stock. In 2017, we paid dividends of 1,078 preferred shares.

Stock Performance Graph

The graph set forth below compares the cumulative total shareholder return on our common stock between December 31, 2012 and December 31, 2017, with the cumulative total result of (i) the Russell 2000 Index and (ii) the Nasdaq Telecommunications Index, over the same period. This graph assumes the investment of $100 on December 31, 2012 in our common stock, the Russell 2000 Index and the Nasdaq Telecommunications Index, and assumes the reinvestment of dividends, if any. The graph assumes the initial value of our common stock on December 31, 2012 was the closing sales price of $3.92 per share.

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

(Amounts in dollars)

	12/12	12/13	12/14	12/15	12/16	12/17
ORBCOMM Inc.	100.00	161.73	166.84	184.69	210.97	259.69
Russell 2000	100.00	138.82	145.62	139.19	168.85	193.58
NASDAQ Telecommunications	100.00	141.28	145.43	140.97	150.94	184.81

Item 6.	Selected Consolidated Financial Data

The following selected consolidated financial data should be read together with the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes which are included elsewhere in this Annual Report on Form 10-K. We have derived the consolidated statement of operations data for the years ended December 31, 2017, 2016 and 2015 and the consolidated balance sheet data as of December 31, 2017 and 2016 from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. We have derived the consolidated statement of operations data for the years ended December 31, 2014 and 2013 and the consolidated balance sheet data as of December 31, 2015, 2014 and 2013 from our consolidated financial statements, which are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of future results of operations.

	Years ended December 31,
Consolidated Statement of Operations Data:	2017(1)(2)	2016(1)(2)	2015(1)(2)	2014(1)(3)	2013(1)(3)
	(In thousands, except per share data)
Service revenues	$134,938	$112,881	$99,973	$59,695	$55,957
Product sales	119,282	73,863	78,320	36,547	18,255
Total revenues	254,220	186,744	178,293	96,242	74,212
Costs and expenses:
Costs of services	50,548	37,913	34,109	20,339	19,806
Costs of product sales	99,640	55,037	56,413	28,345	13,736
Selling, general and administrative	55,753	46,915	44,395	30,989	24,551
Product development	8,941	6,252	6,469	2,895	2,759
Impairment charges	31,224	10,680	12,748	605	—
Depreciation and amortization	45,681	42,803	26,571	10,856	6,001
Acquisition-related and integration costs	3,315	1,630	4,803	3,819	1,658
Total costs and expenses	295,102	201,230	185,508	97,848	68,511
(Loss) income from operations	(40,882)	(14,486)	(7,215)	(1,606)	5,701
Other (expense) income	(20,722)	(8,223)	(4,559)	(2,511)	353
(Loss) income from continuing operations before income taxes	(61,604)	(22,709)	(11,774)	(4,117)	6,054
Income taxes	(409)	517	1,225	408	1,295
Net (loss) income	(61,195)	(23,226)	(12,999)	(4,525)	4,759
Less: Net income (loss) attributable to the noncontrolling interests	89	285	252	159	160
Net (loss) income attributable to ORBCOMM Inc.	$(61,284)	$(23,511)	$(13,251)	$(4,684)	$4,599
Net (loss) income attributable to ORBCOMM Inc. common stockholders	$(61,296)	$(23,525)	$(13,287)	$(4,721)	$4,540
Per share information-basic:
Net (loss) income attributable to ORBCOMM Inc.	$(0.84)	$(0.33)	$(0.19)	$(0.08)	$0.10
Per share information-diluted:
Net (loss) income attributable to ORBCOMM Inc.	$(0.84)	$(0.33)	$(0.19)	$(0.08)	$0.09
Weighted average common shares outstanding:
Basic	72,882	70,907	70,419	56,684	47,420
Diluted	72,882	70,907	70,419	56,684	48,770

	As of December 31,
	2017(1)(2)	2016(1)(2)	2015(1)(2)	2014(1)(2)	2013(1)
	(In thousands)
Cash and cash equivalents	$34,830	$25,023	$27,077	$91,565	$68,354
Working capital	74,282	37,882	38,646	219,945	74,540
Satellite network and other equipment, net	174,178	215,841	229,970	180,621	133,028
Goodwill	166,678	114,033	112,425	39,870	20,335
Intangible assets, net	99,339	82,545	93,172	26,334	11,636
Total assets	595,194	506,154	523,019	506,548	261,474
Note payable, net of current portion	245,131	147,458	146,548	150,000	45,000
Note payable — related party	1,366	1,195	1,241	1,389	1,571
Total equity	246,396	281,868	299,756	308,509	192,948

(1)

Amounts include the impact of several acquisitions of businesses. For more information regarding our acquisitions, refer to “Note 3 — Acquisitions” in our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

(2)

On September 30, 2014, we entered into a credit agreement with Macquarie which provided secured credit facilities in an aggregate amount of $160 million, providing for an initial term loan facility, a Term B2 term loan facility, a Term B3 term loan facility, and a revolving loan facility (our “Secured Credit Facilities”) in order to refinance our $45 million 9.5% per annum senior notes. On October 10, 2014, we borrowed $70 million under the initial term loan facility, a portion of which was used to repay in full our $45 million 9.5% per annum senior Notes, and $10 million under the revolving credit facility. On December 30, 2014, we borrowed $70 million under the Term B3 facility, which was used to partially fund the SkyWave Acquisition. On January 16, 2015, we borrowed $10 million under the Term B2 facility, which was used to partially fund the InSync Acquisition.

On April 10, 2017, we issued $250 million aggregate principal amount of the Senior Secured Notes due 2024, the proceeds of which was used to repay in full our outstanding obligations under, and to terminate our $150 million outstanding Secured Credit Facilities. For more information regarding the Senior Credit Facilities and Senior Secured Notes, refer to “Note 11 — Notes Payable” in our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

(3)

We made certain reclassifications to prior period information to conform to the current period presentation, including the reclassification of depreciation and amortization from cost of services, cost of product sales, product development and selling, general and administrative (“SG&A”) expenses into its own caption. These reclassifications had no effect on previously reported net income.

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

Overview

We are a global provider of industrial IoT solutions, including network connectivity, devices, device management and web reporting applications. These solutions enable optimal business efficiencies, increased asset utilization and reduced asset write-offs, helping customers realize benefits on a worldwide basis. Our industrial IoT products and services are designed to track, monitor, control and enhance security for a variety of assets, such as trailers, trucks, rail cars, sea containers, power generators, fluid tanks, marine vessels, diesel or gensets, oil and gas wells, pipeline monitoring equipment, irrigation control systems, and utility meters, in industries for transportation & supply chain, heavy equipment, fixed asset monitoring, maritime and government. Additionally, we provide satellite AIS data services to assist in vessel navigation and to improve maritime safety for government and commercial customers worldwide. Through two acquisitions in 2017, we added to our transportation product portfolio vehicle fleet management, as well as in-cab and fleet vehicle solutions. We provide our services using multiple network platforms, including our own constellation of LEO satellites and our accompanying ground infrastructure, as well as terrestrial-based cellular communication services obtained through reseller agreements with major cellular (Tier One) wireless providers. We also offer customer solutions utilizing additional satellite network service options that we obtain through service agreements we have entered into with third party mobile satellite providers. Our satellite-based customer solution offerings use small, low power, mobile satellite subscriber communicators for remote asset connectivity, and our terrestrial-based solutions utilize cellular data modems with SIMs. We also resell service using the two-way Inmarsat satellite network to provide higher bandwidth, low-latency satellite products and services, leveraging our IDP technology. Our customer solutions provide access to data gathered over these systems through connections to other public or private networks, including the Internet. We are dedicated to providing what we believe are the most versatile, leading-edge industrial IoT solutions in our markets that enable our customers to run their business operations more efficiently and achieve significant return on investment.

2017 Strategic Transactions

During 2017, we completed the following strategic transaction that had an impact and will continue to have an impact on our results of operations:

Acquisition of Blue Tree Systems

On October 2, 2017, we purchased all of the issued share capital of Blue Tree for an aggregate consideration of (i) $34.3 million in cash, subject to an additional working capital adjustment; (ii) issuance of 191,022 shares of our common stock, valued at $10.47 per share, which reflected our common stock closing price one business day prior to the closing date; and (iii) additional consideration of up to $5.8 million, subject to certain operational milestones. The acquisition of Blue Tree solidifies our transportation product portfolio by adding truck in-cab and refrigerated fleet vehicle solutions to our current cargo solution. For additional information regarding the Blue Tree Acquisition, refer to “Note 3 — Acquisitions” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report.

Acquisition of inthinc Inc.

On June 9, 2017, we completed the acquisition of substantially all of the assets of Inthinc for an aggregate consideration of (i) $34.2 million in cash, subject to a working capital adjustment; (ii) issuance of 76,796 shares of our common stock, valued at $9.95 per share; and (iii) additional consideration of up to $25.0 million, subject to certain operational milestones. The acquisition of Inthinc allows us to offer fleet management and driver safety solutions to enterprises and industrial companies world-wide, who operate large commercial vehicle fleets. For additional information regarding the Inthinc Acquisition, refer to “Note 3 — Acquisitions” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report.

Senior Secured Notes

On April 10, 2017, we issued $250 million aggregate principal amount of 8.0% Senior Secured Notes due 2024. The Senior Secured Notes were issued pursuant to an Indenture, dated as of April 10, 2017, among us, the “Guarantors and U.S. Bank National Association, as trustee and collateral agent. The Senior Secured Notes are unconditionally guaranteed on a senior secured basis by the

Guarantors, and the Senior Secured Notes are secured on a first priority basis by (i) pledges of capital stock of certain of our directly- and indirectly-owned subsidiaries; and (ii) substantially all of our and our Guarantors’ other property and assets, to the extent a first priority security interest is able to be granted or perfected therein, and subject, in all cases, to certain specified exceptions, and an intercreditor agreement with the collateral agent for our revolving credit facility described below. Interest payments are due on the Senior Secured Notes semi-annually in arrears on April 1 and October 1 beginning October 1, 2017.

On April 10, 2017, a portion of the proceeds of the issuance of the Senior Secured Notes was used to repay in full our outstanding obligations under, and to terminate our $150 million outstanding secured credit facilities incurred pursuant to the credit agreement entered into on September 30, 2014, resulting in an early payment fee of $1.5 million and an additional expense associated with the remaining unamortized debt issuance cost of $2.4 million.

Revolving Credit Facility

On December 18, 2017, we and certain of our subsidiaries entered into a Credit Agreement with JPMorgan Chase, as administrative agent and collateral agent. The Credit Agreement provides for a Revolving Credit Facility in an aggregate principal amount of up to $25.0 million for working capital and general corporate purposes and matures on December 18, 2022. The Revolving Credit Facility will bear interest at an alternative base rate or an adjusted LIBOR, plus an applicable margin of 1.50% in the case of alternative base rate loans and 2.50% in the case of adjusted LIBOR loans. The Revolving Credit Facility is secured by a first priority security interest in substantially all of our and our subsidiaries’ assets under a Security Agreement among the Company, the applicable subsidiaries and JPMorgan Chase, subject to an intercreditor agreement with the indenture trustee for the Senior Secured Notes. The Revolving Credit Facility has no scheduled principal amortization until the maturity date. Subject to the terms set forth in the Credit Agreement we may borrow, repay and reborrow the Revolving Credit Facility at any time prior to the maturity date.

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

2015 Strategic Transactions

During 2015, we completed the following strategic transactions that had an impact and will continue to have an impact on our results of operations:

Acquisition of WAM Technologies, LLC

On October 6, 2015, we completed the acquisition of substantially all of the assets of WAM Technologies, LLC (“WAM”), for a total consideration of $8.7 million, inclusive of a working capital settlement of $0.2 million. The acquisition expands and strengthens our cold chain monitoring solutions, which include trailers, rail cars, gensets and sea containers. For additional information regarding the acquisition of WAM, refer to “Note 3 — Acquisitions” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report.

Acquisition of InSync Software Inc.

On January 16, 2015, we completed the acquisition of InSync Software Inc. (“Insync”) for an aggregate consideration of (i) $10.9 million in cash, comprised of various components and inclusive of net working capital adjustments of $0.3 million, of which $1.3 million was deposited in escrow to pay certain indemnification obligations and (ii) additional contingent consideration of up to $5.0 million. We borrowed $10 million under our Term B2 facility to partially fund the acquisition. The acquisition supports our strategy to provide the most complete set of applications and capabilities in the industrial IoT industry, while broadening our market access to a wide range of industries. For additional information regarding the acquisition of InSync, refer to “Note 3 — Acquisitions” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report.

Acquisition of SkyWave Mobile Communications Inc.

On January 1, 2015, we completed the acquisition of SkyWave for a total consideration of $130.2 million, consisting of (i) $122.4 million cash consideration, inclusive of a working capital settlement of $0.3 million, of which $10.6 million was deposited in escrow to pay certain indemnification obligations; and (ii) $7.5 million in the form of a promissory note settled by the transfer of assets to Inmarsat Global Limited pursuant to an agreement with Inmarsat. We borrowed $70 million under our Term B3 facility to partially fund the acquisition. The acquisition furthers our strategy to provide the most complete set of options and capabilities in the industry. For additional information regarding the acquisition of SkyWave, refer to “Note 3 — Acquisitions” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report.

OG2 Satellite Launch

On December 21, 2015, we launched the remaining 11 of our OG2 satellites aboard a SpaceX Falcon 9 launch vehicle. On March 1, 2016, following an in-orbit testing period, we initiated commercial service for the 11 OG2 satellites, which provide both M2M messaging and AIS service for our global customers. For additional information regarding the OG2 satellites, refer to “Part I, Item 1. Business ─ ORBCOMM Communications System ─ System Status─OG2 Satellite Health” in this Annual Report.

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

Revenues

We derive service revenues mostly from monthly fees for industrial IoT connectivity services that consist of subscriber-based, recurring monthly usage fees for each subscriber communicator or SIM activated for use on our satellite network, other satellite networks, and cellular wireless networks that we resell to our customers (i.e., our MCPs, MCAs and direct customers). Usage fees are generally based upon the data transmitted by a customer and the overall number of subscriber communicators and SIMs activated by each customer and whether we provide services through our value-added portal. Service revenues are recognized on an accrual basis, as services are rendered, or on a cash basis, if collection from the customer is not reasonably assured at the time the service is provided. We also generate AIS service revenues from subscription based services supplying AIS data to customers and resellers. In addition, we earn service revenues from extended warranty service agreements extending beyond the initial warranty period of one year, installation services, royalty fees from third parties for the use of our proprietary communications protocol charged on a one-time basis for each subscriber communicator connected to our industrial IoT data communications system and fees from providing engineering, technical and management support services to customers.

We derive product revenues primarily from sales of complete industrial IoT telematics devices, modems and cellular wireless SIMs (for our terrestrial-communication services) to our resellers (i.e., our MCPs and MCAs) and direct customers. Revenues generated from product revenues are either recognized when the products are shipped or when customers accept the product depending on the specific contractual terms. Shipping costs billed to customers are included in product sales revenues and the related costs are included as costs of product sales.

Revenues generated from leasing arrangements of subscriber communicators are recognized using the estimated selling price for each deliverable in the arrangement.  Product and installation revenues associated with these arrangements are recognized upon shipment or installation of the subscriber communicator, depending on the specific contractual terms.  Service and warranty revenues are recognized on an accrual basis, as services are rendered, or on a cash basis, if collection from the customer is not reasonably assured at the time the service is provided.

Amounts received prior to the performance of services under customer contracts are recognized as deferred revenues and revenue recognition is deferred until such time that all revenue recognition criteria have been met.

Costs and expenses

Direct costs

We operate a proprietary LEO satellite network and accompanying ground equipment, including fifteen gateway earth stations, three AIS data reception earth stations, and three regional gateway control centers. Our proprietary satellite-based communications system is typically characterized by high initial capital expenditures and relatively low marginal costs for providing service. We use as part of our solution, as well as resell, network connectivity for two other satellite networks and seven terrestrial network partners. Reselling network connectivity typically involves a cost for each device connected to the network system and the amount paid to each provider will vary. In addition, we incur costs associated with the installation services provided to our customers.

We primarily sell industrial IoT telematics devices and modems that we design and build using contract manufacturers. Each industrial IoT device and modem will have engineering costs, manufacturing costs, warehousing and shipping costs and inventory management costs.

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

Results of Operations for the years ended December 31, 2017 and 2016

Revenue

The table below presents our revenues for the years ended December 31, 2017 and 2016, together with the percentage of total revenue represented by each revenue category (in thousands):

	Year Ended December 31,
	2017		2016
Service revenues	$134,938	53.1%	$112,881	60.4%
Product sales	119,282	46.9%	73,863	39.6%
	$254,220	100.0%	$186,744	100.0%

Total revenues for the year ended December 31, 2017 increased $67.5 million, or 36.1%, to $254.2 million in 2017 from $186.7 million in 2016.

Service Revenues

	Year Ended December 31,		Change
(In thousands)	2017	2016	Dollars	%
Service revenues	$134,938	$112,881	$22,057	19.5%

The increase in service revenue for the year ended December 31, 2017, compared to the prior year period, was primarily due to revenue generated from growth in billable subscriber communicators across our services and from our acquisitions.

As of December 31, 2017, we had approximately 2,026,000 billable subscriber communicators compared to approximately 1,724,000 billable subscriber communicators as of December 31, 2016, an increase of 17.5%.

Service revenue growth can be impacted by the customary lag between subscriber communicator activations and recognition of service revenue from these units.

Product sales

	Year Ended December 31,		Change
(In thousands)	2017	2016	Dollars	%
Product sales	$119,282	$73,863	$45,419	61.5%

The increase in product revenues for the year ended December 31, 2017, compared to the prior year period, was primarily due to shipments to existing customers, as well as significant product deployments to new customers, primarily 71,845 units to JB Hunt.

Costs of revenues, exclusive of depreciation and amortization

	Year Ended December 31,		Change
(In thousands)	2017	2016	Dollars	%
Cost of services	$50,548	$37,913	$12,635	33.3%
Cost of product sales	99,640	55,037	44,603	81.0%

Costs of services is comprised of expenses to operate our network, such as payroll and related costs, including stock-based compensation, installation costs, and usage fees to third-party networks, but exclude depreciation and amortization discussed below. The increase in cost of service for the year ended December 31, 2017, compared to the prior year period, was primarily due to an increase in billable subscribers, installation costs associated with significant product deployments and from our acquisitions.

Costs of product sales includes the purchase price of subscriber communicators and SIMs sold, costs of warranty obligations, shipping charges, as well as operational costs to fulfill customer orders, including costs for employees and inventory management. The increase in cost of product sales for the year ended December 31, 2017, compared to the prior year period, was primarily due to costs associated with the increased product sales and changes in the mix of product shipments.

Selling, general and administrative expenses

	Year Ended December 31,		Change
(In thousands)	2017	2016	Dollars	%
Selling, general and administrative expenses	$55,753	$46,915	$8,838	18.8%

SG&A expenses relate primarily to expenses for general management, sales and marketing, finance, audit and legal fees and general operating expenses. The increase in SG&A expenses for the year ended December 31, 2017, compared to the prior year, reflected increases in employee-related costs and other operating expenses, mainly related to our acquisitions, and increases in contractor and consulting costs for sales and engineering. In addition, the SG&A expenses for the year ended December 31, 2016 reflected a refund of regulatory fees of approximately $1.7 million that did not repeat in 2017.

Product development expenses

	Year Ended December 31,		Change
(In thousands)	2017	2016	Dollars	%
Product development	$8,941	$6,252	$2,689	43.0%

Product development expenses consist primarily of the expenses associated with our engineering efforts, including the cost of third parties to support our current applications. Product development expenses for the year ended December 31, 2017, compared to the prior year period, reflected increases in employee costs and other operating expenses, mainly related to our acquisitions.

Impairment charges – satellite network

	Year Ended December 31,		Change
(In thousands)	2017	2016	Dollars	%
Impairment charges - satellite network	$31,224	$10,680	$20,544	192.4%

Impairment charges relate to the impairment or loss of satellites on our proprietary network. The increase for the year ended December 31, 2017, compared to the prior year period, was primarily due to the loss of three OG2 satellites during 2017, compared to one OG2 satellite during 2016.

Depreciation and amortization

	Year Ended December 31,		Change
(In thousands)	2017	2016	Dollars	%
Depreciation and amortization	$45,681	$42,803	$2,878	6.7%

The increase in depreciation and amortization for the year ended December 31, 2017, compared to the prior year period, was primarily due to depreciation associated with our capitalized costs attributable to the design, development and enhancements of our products and services sold to our customers and our internal developed software.

Acquisition-related and integration costs

	Year Ended December 31,		Change
(In thousands)	2017	2016	Dollars	%
Acquisition-related and integration costs	$3,315	$1,630	$1,685	103.4%

Acquisition-related and integration costs include professional services expenses and identifiable integration costs directly attributable to our acquisitions. The increase in acquisition-related and integration costs reflected higher acquisition and integration activity in the 2017 period compared to the prior year period.

Other income (expense)

Other income (expense) is comprised primarily of interest expense, foreign exchange gains and losses, interest income from our cash and cash equivalents, which can consist of U.S. Treasuries, interest bearing instruments, and our previously held investments in marketable securities consisting of U.S. government and agency obligations, corporate obligations and FDIC-insured certificates of deposit classified as held to maturity and interest income related to capital leases.

	Year Ended December 31,		Change
(In thousands)	2017	2016	Dollars	%
Interest income	$959	$378	$581	153.7%
Other (expense) income	(160)	484	(644)	(133.1)%
Interest expense	(17,653)	(9,085)	(8,568)	94.3%
Loss on debt extinguishment	(3,868)	—	(3,868)	100.0%
Total other expense	$(20,722)	$(8,223)	$(12,499)	152.0%

The increase in other expense for the year ended December 31, 2017, compared to the prior year, was primarily due to increased interest expense as a result of higher outstanding principal balances and higher interest rates associated with our Senior Secured Notes issued April 10, 2017 and a loss on extinguishment of our Secured Credit Facilities.  We believe our foreign exchange exposure is limited as a majority of our revenue is collected in US Dollars.

Income taxes

In 2017, we recorded income taxes of $(0.4) million, which primarily included foreign income taxes of $1.7 million from income generated by our international operations and $(2.1) million of income tax benefit related to the impact of the Tax Cuts and Jobs Act to the amortization of tax goodwill generated from our acquisitions.

In 2016, we recorded income taxes of $0.5 million, which primarily included foreign income taxes of $(0.1) million from income generated by our international operations and $0.6 million from amortization of tax goodwill generated from our acquisitions.

Net loss

For the year ended December 31, 2017, we had a net loss of $61.2 million compared to net loss of $23.2 million in December 31, 2016, primarily due to the $31.2 million satellite impairment, increased interest expense on our Senior Secured Notes as discussed above, and increased SG&A, offset, in part, by a $10.7 million satellite impairment charge included in the 2016 period.

Noncontrolling interests

Noncontrolling interests relate to earnings and losses attributable to noncontrolling shareholders.

Net loss attributable to ORBCOMM Inc.

For the year ended December 31, 2017, we had a net loss attributable to our company of $61.3 million compared to net loss of $23.5 million in December 31, 2016.

For the years ended December 31, 2017 and 2016, the net loss attributable to our common stockholders considers dividends of less than $0.1 million and $0.1 million, respectively, paid in shares of the Series A convertible preferred stock.

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

Costs of revenues, exclusive of depreciation and amortization

	Year Ended December 31,		Change
(In thousands)	2016	2015	Dollars	%
Cost of service	$37,913	$34,109	$3,804	11.2%
Cost of product sales	55,037	56,413	(1,376)	(2.4)%

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

Impairment charges — satellite network

	Year Ended December 31,		Change
(In thousands)	2016	2015	Dollars	%
Impairment charges - satellite network	$10,680	$12,748	$(2,068)	(16.2)%

Impairment charges relate to the impairment or loss of satellites on our proprietary network. The decrease for the year ended December 31, 2016, compared to the prior year period, was primarily due to the carrying value of the lost OG2 satellite at the time of impairment.

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

Acquisition-related and integration costs

	Year Ended December 31,		Change
(In thousands)	2016	2015	Dollars	%
Acquisition-related and integration costs	$1,630	$4,803	$(3,173)	(66.1)%

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

Other income (expense)

	Year Ended December 31,		Change
(In thousands)	2016	2015	Dollars	%
Interest income	$378	$344	$34	9.9%
Other (expense) income	484	339	145	42.8%
Interest expense	(9,085)	(5,242)	(3,843)	73.3%
Total other expense	$(8,223)	$(4,559)	$(3,664)	80.4%

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

The increase in other expenses was primarily due to higher interest expense recognized in the year ended December 31, 2016 compared to the prior year period. We capitalized interest expense and deferred financing fees associated with our Initial Term Loan Facility through March 1, 2016, the date the final 11 OG2 satellites were placed into service.  We believe our foreign exchange exposure is limited as a majority of our revenue is collected in US Dollars.

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

Net loss

For the year ended December 31, 2016, we had a net loss of $23.2 million compared to net loss of $13.0 million for the year ended December 31, 2015, primarily due to the increased depreciation and amortization in 2016 discussed above.

Noncontrolling interests

Noncontrolling interests relate to earnings and losses attributable to noncontrolling shareholders.

Net loss attributable to ORBCOMM Inc.

For the year ended December 31, 2016, we had a net loss attributable to our company of $23.5 million compared to net loss of $13.3 million in December 31, 2015.

For the years ended December 31, 2016 and 2015, the net loss attributable to our common stockholders considers dividends of less than $0.1 million and $0.1 million, respectively, paid in shares of the Series A convertible preferred stock.

Liquidity and Capital Resources

Overview

Our liquidity requirements arise from our working capital needs, our ability to make scheduled payments of interest on our indebtedness, to fund capital expenditures to support our current operations and to facilitate growth and expansion. We have financed our operations and expansion with cash flows from operating activities, sales of our common stock through public offerings and placements of public debt. At December 31, 2017, we have an accumulated deficit of $166.2 million. Our primary source of liquidity consists of cash and cash equivalents of $34.8 million and an unused $25 million Revolving Credit Facility under the Credit Agreement entered into on December 18, 2017, which we believe will be sufficient to provide working capital, support capital expenditures and facilitate growth and expansion for the next twelve months.

Operating activities

Cash used in our operating activities in 2017 was $5.0 million resulting from a net loss of $61.2 million, offset by non-cash items including $45.7 million for depreciation and amortization, $31.2 million for an impairment loss on our satellite network, $5.7 million for stock-based compensation and $3.1 million for amortization and write-off of deferred financing fees. These non-cash add backs were offset by a working capital use of cash of $26.9 million. Working capital activities primarily consisted of net uses of cash of $16.9 million in inventories as a result of our increased business activities, increases in accounts receivable of $10.0 million relating to timing of collections and an increase in prepaid expenses and other current assets of $10.5 million, offset, in part, by increases in accounts payable and accrued expenses of $12.2 million as a result of timing of invoices.

Cash provided by our operating activities in 2016 was $28.9 million resulting from a net loss of $23.2 million, offset by non-cash items including $42.8 million for depreciation and amortization, $10.7 million for an impairment loss on our satellite network and $5.0 million for stock-based compensation. These non-cash add backs were offset by a working capital use of cash of $7.2 million. Working capital activities primarily consisted of net uses of cash of $2.0 million in inventories as a result of our increased business activities, as well as an increase in prepaid expenses and other current assets of $4.6 million and decreases in deferred revenues of $3.3 million, offset, in part, by increases in accounts payable and accrued expenses of $4.9 million as a result of timing of invoices.

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

Investing activities

Cash used in our investing activities in 2017 was $95.9 million, resulting from $67.9 million in cash consideration paid in connection with the Inthinc and Blue Tree Acquisitions and capital expenditures of $27.4 million, including approximately $4.0 million related to final payments for the OG2 program.

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

Financing activities

Cash provided by our financing activities in 2017 was $110.3 million, primarily due to proceeds from issuance of our Senior Secured Notes of $250.0 million, proceeds from issuance of common stock in a private offering of $15.0 million and proceeds from our employee stock purchase plan of $1.0 million, offset, in part, by payment of $5.4 million of debt issuance costs related to our Senior Secured Notes and the $150.0 million repayment of our Secured Credit Facilities, as well as payments of contingent consideration of $0.3 million in connection with a previous acquisition.

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

Future Liquidity and Capital Resource Requirements

We believe that our existing cash and cash equivalents along with expected cash flows from operating activities and additional funds available in our Revolving Credit Facility entered into on December 18, 2017, will be sufficient over the next 12 months to provide working capital, cover interest payments on our debt facilities and fund growth initiatives and capital expenditures.

On April 10, 2017, we issued $250 million aggregate principal amount of 8.0%  Senior Secured Notes due 2024. The Senior Secured Notes were issued pursuant to an Indenture, dated as of April 10, 2017, among us, the Guarantors and U.S. Bank National Association, as trustee and collateral agent. The Senior Secured Notes are unconditionally guaranteed on a senior secured basis by the Guarantors, and the Senior Secured Notes are secured on a first priority basis by (i) pledges of capital stock of certain of our directly- and indirectly-owned subsidiaries; and (ii) substantially all of our and our Guarantors’ other property and assets, to the extent a first priority security interest is able to be granted or perfected therein, and subject, in all cases, to certain specified exceptions, and an intercreditor agreement with the collateral agent for our revolving credit facility described below. Interest payments are due on the Senior Secured Notes semi-annually in arrears on April 1 and October 1 beginning October 1, 2017.

We have the option to redeem some or all of the Senior Secured Notes at any time on or after April 1, 2020, at redemption prices set forth in the Indenture plus accrued and unpaid interest, if any, to the date of redemption. We also have the option to redeem some or all of the Senior Secured Notes at any time before April 1, 2020 at a redemption price of 100% of the principal amount of the Senior Secured Notes to be redeemed, plus a “make-whole” premium and accrued and unpaid interest, if any, to the date of redemption. In addition, at any time before April 1, 2020, we may redeem up to 35% of the aggregate principal amount of the Senior Secured Notes to be redeemed, plus accrued and unpaid interest, if any, to the date of redemption, with the proceeds from certain equity issuances.

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

On April 10, 2017, a portion of the proceeds of the issuance of the Senior Secured Notes was used to repay in full our outstanding obligations under, and to terminate, our $150 million outstanding secured credit facilities incurred pursuant to the secured credit facilities credit agreement, resulting in an early payment fee of $1.5 million and an additional expense associated with the remaining unamortized debt issuance cost of $2.4 million.

On December 18, 2017, we and certain of our subsidiaries entered into the Credit Agreement with JPMorgan Chase, as administrative agent and collateral agent. The Credit Agreement provides for a Revolving Credit Facility in an aggregate principal amount of up to $25.0 million for working capital and general corporate purposes and matures on December 18, 2022. The Revolving Credit Facility will bear interest at an alternative base rate or an adjusted LIBOR, plus an applicable margin of 1.50% in the case of alternative base rate loans and 2.50% in the case of adjusted LIBOR loans. The Revolving Credit Facility is secured by a first priority security interest in substantially all of our and our subsidiaries’ assets under a Security Agreement among the Company, the applicable subsidiaries and JPMorgan Chase, subject to an intercreditor agreement with the indenture trustee for the Senior Secured Notes. The Revolving Credit Facility has no scheduled principal amortization until the maturity date. Subject to the terms set forth in the Credit Agreement we may borrow, repay and reborrow the Revolving Credit Facility at any time prior to the maturity date.

The Credit Agreement contains covenants that, among other things, limits us and our restricted subsidiaries’ ability to: (i) incur or guarantee additional indebtedness; (ii) pay dividends, make other distributions or repurchase or redeem capital stock; (iii) prepay, redeem or repurchase certain indebtedness; (iv) make loans and investments; (v) sell, transfer or otherwise dispose of assets; (vi) incur or permit to exist certain liens; (vii) enter into certain types of transactions with affiliates; (viii) enter into agreements restricting the our subsidiaries’ ability to pay dividends; and (ix) consolidate, amalgamate, merge or sell all or substantially all of their assets; subject, in all cases, to certain specified exceptions. Such limitations have various baskets as set forth in the Credit Agreement.

At December 31, 2017 no amounts were outstanding under the Revolving Credit Facility. As of December 31, 2017, we were in compliance with all financial covenants.

On May 26, 2016, we completed the Skygistics Acquisition for a cash consideration of $3.8 million and additional contingent consideration of up to $1.0 million, subject to certain operational milestones.

On June 9, 2017, we completed the Inthinc Acquisition for cash consideration of $34.2 million, subject to working capital adjustments, issuance of 76,796 shares of our common stock, valued at $9.95 per share, and additional contingent consideration of up to $25.0 million, subject to meeting certain operational milestones.

On June 15, 2017, we completed a private placement of 1,552,795 shares of our common stock at a price of $9.66 per share, calculated as 95% of the volume-weighted average trading price of our common stock for the 30 trading days ending on June 14, 2017, for which we received net proceeds of $15.0 million.

On October 2, 2017, we completed the Blue Tree Acquisition for cash consideration of $34.3 million, subject to working capital adjustments, issuance of 191,022 shares of our common stock, valued at $10.47 per share, and additional contingent consideration of up to $5.8 million, subject to meeting certain operational milestones.

EBITDA

EBITDA is defined as earnings attributable to ORBCOMM Inc., before interest income (expense), provision for income taxes and depreciation and amortization. We believe EBITDA is useful to our management and investors in evaluating our operating performance because it is one of the primary measures we use to evaluate the economic productivity of our operations, including our ability to obtain and maintain our customers, our ability to operate our business effectively, the efficiency of our employees and the profitability associated with their performance. It also helps our management and investors to meaningfully evaluate and compare the results of our operations from period to period on a consistent basis by removing the impact of our financing transactions and the depreciation and amortization impact of capital investments from our operating results. In addition, our management uses EBITDA in presentations to our board of directors to enable it to have the same measurement of operating performance used by management and for planning purposes, including the preparation of our annual operating budget. We also believe adjusted EBITDA, defined as EBITDA adjusted for stock-based compensation expense, noncontrolling interests, impairment loss, non-capitalized satellite launch and in-orbit insurance and acquisition-related and integration costs, is useful to investors to evaluate our core operating results and financial performance because it excludes items that are significant non-cash or non-recurring expenses reflected in the consolidated statements of operations.

EBITDA and adjusted EBITDA is not a performance measure calculated in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). While we consider EBITDA and adjusted EBITDA to be an important measure of operating performance, it should be considered in addition to, and not as a substitute for, or superior to, net loss or other measures of financial performance prepared in accordance with U.S. GAAP and may be different than EBITDA and adjusted EBITDA measures presented by other companies.

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Net loss attributable to ORBCOMM Inc.	$(61,284)	$(23,511)	$(13,251)
Income tax expense	(409)	517	1,225
Interest income	(959)	(378)	(344)
Interest expense	17,653	9,085	5,242
Loss on extinguishment of debt	3,868	—	—
Depreciation and amortization	45,681	42,803	26,571
EBITDA	4,550	28,516	19,443
Stock based compensation	5,673	5,023	4,620
Net income attributable to the noncontrolling interests	89	285	252
Acquisition-related and integration costs	3,315	1,630	4,803
In-orbit insurance	—	1,119	441
Impairment charges	31,224	10,680	12,748
Adjusted EBITDA	$44,851	$47,253	$42,307

For the year ended December 31, 2017 compared to the year ended December 31, 2016, EBITDA decreased $24.0 million, while net loss attributable to ORBCOMM Inc. increased $37.8 million. For the years ended December 31, 2017 and 2016, the net loss included a $31.2 million and $10.7 million impairment charge on our satellite network, respectively. The rate of decrease for EBITDA compared to the net loss increase primarily reflects increased interest expense associated with our Senior Secured Notes issued in April 2017, compared to the prior year period, and a loss on debt extinguishment incurred upon the repayment of our Secured Credit Facilities. For the year ended December 31, 2017 compared to the year ended December 31, 2016, EBITDA decreased $24.0 million while adjusted EBITDA decreased $2.4 million. The rate of change for EBITDA compared to adjusted EBITDA primarily results from the increased impairment charges in 2017 compared to 2016 on our satellite network noted above.

For the year ended December 31, 2016 compared to the year ended December 31, 2015, EBITDA increased $9.1 million, while net loss attributable to ORBCOMM Inc. increased $10.3 million. For the years ended December 31, 2017 and 2016, the net loss included a $10.7 million and $12.7 million impairment charge on our satellite network, respectively. The rate of increase for EBITDA compared to the net loss increase primarily reflects higher depreciation associated with the OG2 satellites placed into service on March 1, 2016, higher amortization of finite-lived intangible assets as a result of the acquisition of WAM Technologies, LLC and Skygistics (PTY), Ltd., and increased interest expense associated with our Secured Credit Facilities. For the year ended December 31, 2016 compared to the year ended December 31, 2015, EBITDA increased $9.1 million while adjusted EBITDA increased $4.9 million. The rate of change for EBITDA compared to adjusted EBITDA primarily results from the lowering of acquisition-related costs incurred in 2016 compared to 2015, and the decreased impairment charges in 2016 compared to 2015 on our satellite network noted above.

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2017 and the effect that those obligations are expected to have on our liquidity and cash flows in future periods:

	Payment due by Period
	Total	Less than 1 year	1 to 3 Years	3 to 5 Years	After 5 Years
Operating leases(1)	$20,014	$4,040	$7,574	$5,025	$3,375
Senior Secured Notes(2)	250,000	—	—	—	250,000
Interest payments on Senior Secured Notes(3)	126,667	20,000	40,000	40,000	26,667
Vendor parts supplier(4)	3,008	1,950	1,058	—	—
Carrier providers(5)	25,766	7,761	12,678	5,327	—
	$425,455	$33,751	$61,310	$50,352	$280,042

(1)	Amounts represent future minimum payments under operating leases for our office spaces and other facilities.
(2)	Amounts represent repayment of the principal of the Senior Secured Notes in April 2024 based on our outstanding long-term debt as of December 31, 2017.
(3)	Interest payments reflect borrowing rates for our outstanding long-term debt as of December 31, 2017.
(4)	Amounts represent future contractual minimums with a vendor parts supplier.
(5)	Amounts represent future contractual minimums with carrier airtime data providers based on the number of subscribers on these networks as of December 31, 2017.

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

Service revenues are recognized on an accrual basis, as services are rendered, or on a cash basis, if collection from the customer is not reasonably assured at the time the service is provided. Revenues from the activation of subscriber communicators and SIMs are initially recorded as deferred revenues and are recognized ratably over the term of the agreement with the customer, generally three years, which is the estimated customer relationship period. Revenues generated from monthly usage and administrative fees and engineering services are recognized when the services are rendered. Revenues generated from separately priced extended warranty service agreements extending beyond the initial warranty period of one year are initially recorded as deferred revenues and are, thereafter, recognized ratably over the term of the agreements generally two to five years. Revenues generated from installation services are recognized when the services have been completed. Revenues generated from royalties under our subscriber communicator manufacturing agreements are recognized when we issue to a third party manufacturer upon request a unique serial number to be assigned to each unit manufactured by such third party manufacturer.

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

Revenues generated from leasing arrangements of subscriber communicators are recognized using the estimated selling price for each deliverable in the arrangement.  Product and installation revenues associated with these arrangements are recognized upon shipment or installation of the subscriber communicator, depending on the specific contractual terms.  Service and warranty revenues are recognized on an accrual basis, as services are rendered, or on a cash basis, if collection from the customer is not reasonably assured at the time the service is provided.

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

As of December 31, 2017 and 2016, assets under construction primarily consist of costs associated with acquiring, developing and testing software and hardware for internal and external use that have not yet been placed into service.

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

A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators include a sustained and significant decline in our stock price and market capitalization, a decline in our expected future cash flows, a significant adverse change in legal factors or in the business climate and unanticipated competition. There was no goodwill impairment for the years ended December 31, 2017, 2016 and 2015.

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

There was no impairment charge recorded relating to intangible assets for the years ended December 31, 2017 and 2016.

If a satellite were to fail during launch or while in orbit, the resulting loss would be charged to expense in the period it is determined that the satellite is not recoverable. The amount of any such loss would be reduced to the extent of insurance proceeds estimated to be received. Impairment losses of $31.2 million, $10.7 million and $12.7 million related to the loss of OG2 satellites were recorded in the years ended December 31, 2017, 2016 and 2015, respectively. There were no insurance proceeds associated with these losses because of the deductible under our in-orbit insurance coverage.

Capitalized development costs

Judgments and estimates occur in the calculation of capitalized development costs. We evaluate and estimate when a preliminary project stage is completed and at the point when the project is substantially complete and ready for use. We base our estimates and evaluations on engineering data. We capitalize the costs of acquiring, developing and testing software to meet our internal needs. Capitalization of costs associated with software obtained or developed for internal use commences when both the preliminary project stage is completed and management has authorized further funding for the project, based on a determination that it is probable that the project will be completed and used to perform the function intended. Capitalized costs include only (1) external direct cost of materials and services consumed in developing or obtaining internal-use software, and (2) payroll and payroll-related costs for employees who are directly associated with, and devote time to, the internal-use software project. Capitalization of such costs ceases no later than the point at which the project is substantially complete and ready for its intended use. Internal use software costs are amortized once the software is placed in service using the straight-line method over periods ranging from three to seven years. We capitalize certain external software development costs upon the establishment of technological feasibility. Technological feasibility is considered to have occurred upon completion of either a detail program design or a working model. External software development costs will be amortized over the estimated life of the product once it is has been released for commercial sale.

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

We recognize the effect of tax law changes in the period of enactment. Changes in existing tax laws and rates, their related interpretations, and the uncertainty generated by the current economic environment may affect the amounts of our deferred tax liabilities or the valuations of our deferred tax assets over time. Our accounting for deferred tax consequences represents management’s best estimate of future events that can be appropriately reflected in the accounting estimates. In accordance with SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, we report provisional amounts if we are able to determine a reasonable estimate but do not have the necessary information available, prepared, and analyzed in reasonable detail to complete the accounting for the U.S. Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”). We may revise our estimates as we finalize our accounting during a measurement period of up to one year from the enactment of the 2017 Tax Act.

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

Warranty Costs

Warranty coverage is accrued upon product sales, which provide for costs to replace or fix defective products. Our analysis of the warranty liabilities associated with the warranty coverage are estimated based on historical costs of the acquired companies to replace or fix products for customers, and may require additional liability for warranty coverage for other specific claims that are expected to be incurred within the warranty period, for which it is estimated that customers may have a warranty claim. Accrual estimates may differ from actual results and adjustments to the estimated warranty liability would be required.

Separately priced extended warranty coverage is recorded as warranty revenue over the term of the extended warranty coverage and the related warranty costs during the coverage period are recorded as incurred.

Warranty coverage that includes additional services such as repairs or maintenance of the product are treated as a separate deliverable and the related warranty and repairs or maintenance costs are recorded as incurred.

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

Share-based Compensation

Our share-based compensation plans consist of the 2016 Long-Term Incentives Plan (the “2016 LTIP”) and the 2006 Long-Term Incentive Plan (the “2006 LTIP”), under which no further awards may be made. The 2016 LTIP, approved by our stockholders in April 2016, and the 2006 LTIP approved by our stockholders in April 2006, provide for the grants of non-qualified stock options, stock appreciation rights (“SARs”), common stock, restricted stock, restricted stock units (“RSUs”), performance units and performance shares to our employees and non-employee directors. We did not grant any stock options in 2017, 2016 and 2015.

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

For the years ended December 31, 2017, 2016 and 2015, we recognized $5.7 million, $5.0 million and $4.6 million of stock-based compensation expense, respectively. As of December 31, 2017, we had an aggregate of $7.9 million of unrecognized compensation costs for all share-based payment arrangements.

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

	Year ended December 31,
	2017	2016	2015
Risk-free interest rate	2.10%	None	1.35% to 1.82%
Expected life (years)	6.0	None	6.0
Estimated volatility factor	59.85%	None	62.7% to 64.6%
Expected dividends	None	None	None

The grant date fair values of RSU awards granted in 2017 and 2015 were based upon the closing stock price of our common stock on the date of grant.

Recent accounting pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09 “Revenue from Contracts with Customers” (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In July 2015, the FASB deferred the effective date of ASU No. 2014-09 for all entities by one year. As a result, the new standard became effective on January 1, 2018. Early adoption prior to the original effective date is not permitted. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. We have completed the review of our contract portfolio and have determined that the application of the new standard to these contracts will not have a material impact to our consolidated balance sheet, consolidated statements of operations or consolidated cash flows at initial implementation. We are evaluating the new disclosures required by ASU 2014-09 to determine what additional information will need to be disclosed.

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

In August 2016, the FASB issued ASU No. 2016-15 “Statements of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”) and is effective for the fiscal years beginning after December 15, 2017. ASU 2016-15 is intended to reduce diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. Early adoption is permitted. We intend to adopt this standard as of January 1, 2018. The adoption of this standard, which is required to be applied using the retrospective transition method, is not expected to have a material impact on our consolidated statement of cash flows.

In November 2016, the FASB issued ASU No. 2016-18 “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”) and is effective for the fiscal years beginning after December 15, 2017. ASU 2016-18 requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Entities will also be required to reconcile such total to amounts on the balance sheet and disclose the nature of the restrictions. The guidance requires application using a retrospective transition method. We intend to adopt this standard as of January 1, 2018 and expect the retrospective application to impact our classification of certain restricted cash activity in our statement of cash flows in future interim filings. We are evaluating other potential effects, if any, that the adoption of this guidance will have on the our financial statements.

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

Foreign Currency Risk

The majority of our revenues and expenses are transacted in U.S. dollars. Due to operations in Japan, Europe and Africa, we have foreign exchange exposures to non-U.S. dollar revenues. Due to operations in Canada, we have foreign exchange exposures to non-U.S. dollar expenses. For the years ended December 31, 2017 and 2016, revenues denominated in foreign currencies were approximately 12.0% and 10.9% of total revenues, respectively. For the year ended December 31, 2017, our revenues would have decreased by approximately 1.4% if the U.S. dollar would have strengthened by 10%.

We have assets and liabilities denominated in foreign currencies. At December 31, 2017, a hypothetical change in the fair value of these assets and liabilities from an increase (decrease) of 10% of the U.S. dollar would be an increase (decrease) of approximately $0.4 million.

Concentration of Credit Risk

For the year ended December 31, 2017, JB Hunt comprised 10.8% of our consolidated total revenues.  There were no other customers with revenues greater than 10% of our consolidated total revenues for the years ended December 31, 2016 and 2015.

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

In connection with preparation of this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

(b)	Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the based upon criteria established in Internal Control – Integrated Framework (2013) by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of the acquisitions of Inthinc and Blue Tree, we are in the process of integrating certain business processes and systems of these acquired companies. Accordingly, certain changes have been made and will continue to be made to our internal control over financial reporting until such time as this integration is complete. In reliance on interpretive guidance issued by the SEC staff, management has chosen to exclude from its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2017, the internal control over financial reporting for these acquisitions associated with assets of $33.9 million, representing 5.7% of consolidated assets, and revenues of $20.7 million, representing 8.1% of consolidated revenues, included in our consolidated financial statements as of and for the year ended December 31, 2017. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2017. The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in its attestation report which is included below.

(c)	Changes in Internal Control over Financial Reporting

We reviewed our internal control over financial reporting at December 31, 2017. As a result of the acquisitions of Inthinc and Blue Tree, we have begun to integrate certain business processes and systems. Accordingly, certain changes have been made and will continue to be made to our internal controls over financial reporting until such time as this integration is complete.

There have been no other changes in our internal control over financial reporting identified in an evaluation thereof that occurred during the last fiscal quarter of 2017 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

ORBCOMM Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of ORBCOMM Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2017, and our report dated March 1, 2018 expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of Inthinc, Inc. (“Inthinc”) and Blue Tree Systems Limited (“Blue Tree”), wholly-owned subsidiaries, whose financial statements reflect total assets and revenues constituting 5.7% and 8.1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2017. As indicated in Management’s Report, Inthinc and BlueTree were acquired during 2017. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of Inthinc and BlueTree.

Definition and limitations of internal control over financial reporting

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

/s/ GRANT THORNTON LLP

New York, New York

March 1, 2018

Item 9B.	Other information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Identification of Directors

Reference is made to the information regarding directors under the heading “Election of Directors (Proposal 1)” in the Proxy Statement for our 2018 Annual Meeting of stockholders to be held on April 18, 2018 (our “2018 Proxy Statement”), which information is hereby incorporated by reference.

Identification of Executive Officers

Reference is made to the information regarding executive officers under the heading “Executive Officers of the Registrant” in Part I, Item 1 of this Annual Report on Form 10-K.

Identification of Audit Committee and Audit Committee Financial Expert

Reference is made to the information regarding directors under the heading “Board of Directors and Committees — Audit Committee” in our 2018 Proxy Statement, which information hereby is incorporated by reference.

Material Changes to Procedures for Recommending Directors

Reference is made to the information regarding directors under the heading “Board of Directors and Committees — Nominating and Corporate Governance Committee” in our 2018 Proxy Statement, which information is hereby incorporated by reference.

Compliance with Section 16(a) of the Exchange Act

Reference is made to the information under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2018 Proxy Statement, which information is hereby incorporated by reference.

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

Reference is made to the information under the headings “Board of Directors and Committees — Compensation Committee Interlocks and Insider Participation”, “Compensation Discussion and Analysis”, “Compensation Committee Report” and “Compensation of Executive Officers” in our 2018 Proxy Statement, which information is hereby incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership

Reference is made to the information under the heading “Security Ownership of Certain Beneficial Owners and Management” in our 2018 Proxy Statement, which information is hereby incorporated by reference.

Equity Compensation Plan Information

Reference is made to the information under the heading “Equity Compensation Plan Information” in our 2018 Proxy Statement, which information is hereby incorporated by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Reference is made to the information under the heading “Certain Relationships and Transactions with Related Persons” in our 2018 Proxy Statement, which information is hereby incorporated by reference.

Item 14.	Principal Accountant Fees and Services

Reference is made to the information under the heading “Proposal to Ratify the Appointment of Independent Registered Public Accounting Firm (Proposal 2) — Principal Accountant Fees” in our 2018 Proxy Statement, which information is hereby incorporated by reference.

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

4.1

Indenture, dated as of April 10, 2017, by and between the Company and U.S. Bank National Association, as trustee and collateral agent, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 12, 2017, is incorporated herein by reference.

4.2

Security Agreement, dated as of April 10, 2017, by and among the Company, the subsidiaries party thereto and U.S. Bank National Association, as collateral agent, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on April 12, 2017, is incorporated herein by reference.

†10.1

ORBCOMM Generation 2 Procurement Agreement, dated May 5, 2008, by and between the Company and Sierra Nevada Corporation, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2008, is incorporated herein by reference.

10.1.1

Launch Vehicle changes task order agreement, dated August 31, 2010, by and between the Company and Sierra Nevada Corporation, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, is incorporated herein by reference.

10.1.2

Engineering change requests and enhancements task order agreement, dated August 31, 2010, by and between the Company and Sierra Nevada Corporation, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, is incorporated herein by reference.

†10.1.3

First Amendment to ORBCOMM Generation 2 Procurement Agreement, dated as of August 23, 2011, by and between the Company and Sierra Nevada Corporation, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, is incorporated herein by reference.

†10.1.4

Second Amendment to ORBCOMM Generation 2 Procurement Agreement, dated March 20, 2014, by and between the Company and Sierra Nevada Corporation, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, is incorporated herein by reference.

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

10.8

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

10.13

Agreement and Plan of Arrangement dated as of November 1, 2014 among the Company, Soar Acquisition, Inc., SkyWave Mobile Communications Inc. and Randy Taylor Professional Corporation, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 6, 2014, is incorporated herein by reference.

10.14

Asset Purchase Agreement dated as of October 5, 2015 among Ridgely Holdings, LLC, a wholly owned subsidiary of the Company, WAM Technologies, LLC (“WAM”) and the individual owners of WAM, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, is incorporated herein by reference.

10.15

Asset Purchase Agreement, dated June 9, 2017, among the Company, the sellers party thereto and inthinc Investors, L.P., in its capacity as stockholder representative, filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on June 12, 2017, is incorporated herein by reference.

10.16

Senior Secured Revolving Credit Agreement, dated as of December 18, 2017, among the Company, the guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 22, 2017, is incorporated herein by reference.

Exhibit No.	Description

10.17

Security Agreement, dated as of December 18, 2017, among the Company, the subsidiaries party thereto and JPMorgan Chase Bank, N.A., as collateral agent, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 22, 2017, is incorporated herein by reference.

10.18

First Lien Intercreditor Agreement, dated as of December 18, 2017, among the Company, the other grantors party thereto, and U.S. Bank National Association, as the notes collateral agent and trustee for the indenture secured parties, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 22, 2017, is incorporated herein by reference.

21	Subsidiaries of the Company.

23.1	Consent of Grant Thornton LLP, an independent registered public accounting firm.

24	Power of Attorney authorizing certain persons to sign this Annual Report on behalf of certain directors and executive officers of the Company.

31.1	Certification of the Chief Executive Officer and President required by Rule 13a-14(a).

31.2	Certification of the Executive Vice President and Chief Financial Officer required by Rule 13a-14(a).

32	Certification of the Chief Executive Officer and President and Executive Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.
†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment. The omitted portions have been separately filed with the SEC.

Item 16.  Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, ORBCOMM Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Township of Rochelle Park, State of New Jersey, on March 1, 2018.

ORBCOMM Inc.

By:	/s/ Marc J. Eisenberg
Marc J. Eisenberg
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 1, 2018 by the following persons in the capacities indicated:

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

ORBCOMM Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of ORBCOMM Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive (loss) income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and schedule (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 1, 2018 expressed an unqualified opinion.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2015.

New York, New York

March 1, 2018

ORBCOMM Inc.

Consolidated Balance Sheets

(in thousands, except par value and share data)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$34,830	$25,023
Accounts receivable, net of allowances for doubtful accounts of $400 and $1,057, respectively	46,900	31,937
Inventories	42,437	23,217
Prepaid expenses and other current assets	18,692	8,031
Total current assets	142,859	88,208
Satellite network and other equipment, net	174,178	215,841
Goodwill	166,678	114,033
Intangible assets, net	99,339	82,545
Other assets	12,036	5,447
Deferred income taxes	104	80
Total assets	$595,194	$506,154
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$29,298	$12,481
Accrued liabilities	33,016	30,431
Current portion of deferred revenue	6,263	7,414
Total current liabilities	68,577	50,326
Note payable — related party	1,366	1,195
Notes payable, net of unamortized deferred issuance costs	245,131	147,458
Deferred revenue, net of current portion	2,459	2,978
Deferred tax liabilities	17,646	18,645
Other liabilities	13,619	3,684
Total liabilities	348,798	224,286
Commitments and contingencies
Equity:
ORBCOMM Inc. stockholders’ equity
Series A Convertible Preferred Stock, par value $0.001; 1,000,000 shares authorized; 37,544 and 36,466 shares issued and outstanding	376	364
Common stock, par value $0.001; 250,000,000 shares authorized; 74,436,579 and 71,111,863 shares issued at December 31, 2017 and December 31, 2016	74	71
Additional paid-in capital	411,298	386,920
Accumulated other comprehensive income (loss)	256	(1,089)
Accumulated deficit	(166,245)	(104,949)
Less treasury stock, at cost; 29,990 shares at December 31, 2017 and December 31, 2016	(96)	(96)
Total ORBCOMM Inc. stockholders’ equity	245,663	281,221
Noncontrolling interests	733	647
Total equity	246,396	281,868
Total liabilities and equity	$595,194	$506,154

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ORBCOMM Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	Year Ended December 31,
	2017	2016	2015
Revenues:
Service revenues	$134,938	$112,881	$99,973
Product sales	119,282	73,863	78,320
Total revenues	254,220	186,744	178,293
Cost of revenues, exclusive of depreciation and amortization shown below:
Cost of services	50,548	37,913	34,109
Cost of product sales	99,640	55,037	56,413
Operating expenses:
Selling, general and administrative	55,753	46,915	44,395
Product development	8,941	6,252	6,469
Impairment charges - satellite network	31,224	10,680	12,748
Depreciation and amortization	45,681	42,803	26,571
Acquisition-related and integration costs	3,315	1,630	4,803
Loss from operations	(40,882)	(14,486)	(7,215)
Other (expense) income:
Interest income	959	378	344
Other (expense) income	(160)	484	339
Interest expense	(17,653)	(9,085)	(5,242)
Loss on debt extinguishment	(3,868)	—	—
Total other expense	(20,722)	(8,223)	(4,559)
Loss before income taxes	(61,604)	(22,709)	(11,774)
Income taxes	(409)	517	1,225
Net loss	(61,195)	(23,226)	(12,999)
Less: Net income attributable to the noncontrolling interests	89	285	252
Net loss attributable to ORBCOMM Inc.	$(61,284)	$(23,511)	$(13,251)
Net loss attributable to ORBCOMM Inc. common stockholders	$(61,296)	$(23,525)	$(13,287)
Per share information-basic:
Net loss attributable to ORBCOMM Inc. common stockholders	$(0.84)	$(0.33)	$(0.19)
Per share information-diluted:
Net loss attributable to ORBCOMM Inc. common stockholders	$(0.84)	$(0.33)	$(0.19)
Weighted average common shares outstanding:
Basic	72,882	70,907	70,419
Diluted	72,882	70,907	70,419

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ORBCOMM Inc.

Consolidated Statements of Comprehensive (Loss) Income

(in thousands)

	Years ended December 31,
	2017	2016	2015
Net loss	$(61,195)	$(23,226)	$(12,999)
Other comprehensive income (loss) — Foreign currency translation adjustments	1,342	84	(529)
Other comprehensive income (loss)	1,342	84	(529)
Comprehensive loss	(59,853)	(23,142)	(13,528)
Less comprehensive (income) attributable to noncontrolling interests	(86)	(284)	(314)
Comprehensive loss attributable to ORBCOMM Inc.	$(59,939)	$(23,426)	$(13,842)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ORBCOMM Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net loss	$(61,195)	$(23,226)	$(12,999)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Change in allowance for doubtful accounts	85	310	676
Depreciation and amortization	45,681	42,803	26,571
Impairment loss – satellite network	31,224	10,680	12,748
Change in the fair values of acquisitions-related contingent consideration	(1,002)	(360)	(1,606)
Amortization of the fair value adjustment related to StarTrak warranty liabilities	—	(57)	(12)
Amortization and write-off of deferred debt fees	3,106	835	464
Stock-based compensation	5,673	5,023	4,620
Foreign exchange loss (gain)	299	(106)	(413)
Deferred income taxes	(2,047)	256	825
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(10,025)	(1,702)	8,045
Inventories	(16,922)	(1,950)	(7,953)
Prepaid expenses and other assets	(10,474)	(4,574)	(449)
Accounts payable and accrued liabilities	12,168	4,893	(2,995)
Deferred revenue	(1,653)	(3,332)	(1,126)
Other liabilities	41	(567)	(313)
Net cash (used in) provided by operating activities	(5,041)	28,926	26,083
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(67,911)	(3,452)	(141,575)
Capital expenditures	(27,360)	(28,424)	(70,017)
Cash held for acquisition	—	—	123,000
Change in restricted cash	—	1,000	—
Other	(650)	(198)	—
Net cash used in investing activities	(95,921)	(31,074)	(88,592)

ORBCOMM Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years ended December 31,
	2017	2016	2015
Cash flows from financing activities:
Proceeds from issuance of common stock	15,000	—	—
Proceeds received from issuance of long-term debt	250,000	—	10,000
Cash paid for debt issuance costs	(5,359)	—	(942)
Proceeds received from exercise of stock options	—	—	244
Proceeds received from employee stock purchase plan	1,001	345	—
Principal payment of long-term debt	(150,000)	—	(10,000)
Payment of deferred purchase consideration	(347)	(342)	(1,106)
Net cash provided by (used in) financing activities	110,295	3	(1,804)
Effect of exchange rate changes on cash and cash equivalents	474	91	(175)
Net increase (decrease) in cash and cash equivalents	9,807	(2,054)	(64,488)
Cash and cash equivalents:
Beginning of year	25,023	27,077	91,565
End of year	$34,830	$25,023	$27,077
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$12,911	$8,787	$9,005
Income taxes	$805	$(94)	$723
Supplemental cash flow disclosures (Note 17)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ORBCOMM Inc.

Consolidated Statements of Changes in Equity

Years ended December 31, 2017, 2016  and 2015

(in thousands, except share data)

						Accumulated
	Series A convertible				Additional	other
	Preferred stock		Common stock		paid-in	comprehensive	Accumulated	Treasury stock		Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	income (loss)	deficit	Shares	Amount	interests	equity
Balances, December 31, 2014	90,973	$909	70,109,488	$70	$376,297	$(583)	$(68,137)	29,990	$(96)	$49	$308,509
Vesting of restricted stock units	—	—	227,382	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	4,172	—	—	—	—	—	4,172
Common stock issued as payment for MPUs	—	—	54,801	—	358	—	—	—	—	—	358
Conversion of Series A convertible preferred stock to common stock	(58,879)	(588)	97,935	1	588	—	—	—	—	—	1
Exercise of SARs	—	—	74,036	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	50,000	—	244	—	—	—	—	—	244
Series A convertible preferred stock dividend	3,665	36	—	—	—	—	(36)	—	—	—	—
Net loss	—	—	—	—	—	—	(13,251)	—	—	252	(12,999)
Foreign currency translation adjustments	—	—	—	—	—	(591)	—	—	—	62	(529)
Balances, December 31, 2015	35,759	$357	70,613,642	$71	$381,659	$(1,174)	$(81,424)	29,990	$(96)	$363	$299,756
Vesting of restricted stock units	—	—	262,474	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	4,469	—	—	—	—	—	4,469
Payment of contingent consideration	—	—	35,464	—	352	—	—	—	—	—	352
Issuance of common stock under employees stock puchase plan	—	—	48,208	—	433	—	—	—	—	—	433
Conversion of Series A convertible preferred stock to common stock	(708)	(7)	1,178	—	7	—	—	—	—	—	—
Exercise of SARs	—	—	150,897	—	—	—	—	—	—	—	—
Series A convertible preferred stock dividend	1,415	14	—	—	—	—	(14)	—	—	—	—
Net loss	—	—	—	—	—	—	(23,511)	—	—	285	(23,226)
Foreign currency translation adjustments	—	—	—	—	—	85	—	—	—	(1)	84
Balances, December 31, 2016	36,466	$364	71,111,863	$71	$386,920	$(1,089)	$(104,949)	29,990	$(96)	$647	$281,868
Vesting of restricted stock units	—	—	584,261	1	—	—	—	—	—	—	1
Stock-based compensation	—	—	—	—	5,086	—	—	—	—	—	5,086
Payment of contingent consideration	—	—	40,372	—	347	—	—	—	—	—	347
Issuance of common stock under employees stock purchase plan	—	—	129,838	—	1,183	—	—	—	—	—	1,183
Proceeds received from issuance of common stock in connection with a private offering	—	—	1,552,795	2	14,998	—	—	—	—	—	15,000
Issuance of common stock in connection with acquisitions	—	—	267,818	—	2,764	—	—	—	—	—	2,764
Exercise of SARs	—	—	749,632	—	—	—	—	—	—	—	—
Series A convertible preferred stock dividend	1,078	12	—	—	—	—	(12)	—	—	—	—
Net loss	—	—	—	—	—	—	(61,284)	—	—	89	(61,195)
Foreign currency translation adjustments	—	—	—	—	—	1,345	—	—	—	(3)	1,342
Balances, December 31, 2017	37,544	$376	74,436,579	$74	$411,298	$256	$(166,245)	29,990	$(96)	$733	$246,396

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts)

Note 1.    Organization and Business

ORBCOMM Inc. (“ORBCOMM” or the “Company”), a Delaware corporation, is a global provider of industrial Internet of Things (“IoT”) solutions, including network connectivity, devices, device management and web reporting applications. The Company’s industrial IoT products and services are designed to track, monitor, control and enhance security for a variety of assets, such as trailers, trucks, rail cars, sea containers, power generators, fluid tanks, marine vessels, diesel or electric powered generators (“gensets”), oil and gas wells, pipeline monitoring equipment, irrigation control systems and utility meters, in industries for transportation & supply chain, heavy equipment, fixed asset monitoring, maritime and government. Additionally, the Company provides satellite Automatic Identification Service (“AIS”) data services to assist in vessel navigation and to improve maritime safety for government and commercial customers worldwide. Through two acquisitions in 2017, the Company added to its transportation product portfolio vehicle fleet management, as well as in-cab and fleet vehicle solutions. The Company provides these services using multiple network platforms, including a constellation of low-Earth orbit (“LEO”) satellites and accompanying ground infrastructure, as well as terrestrial-based cellular communication services obtained through reseller agreements with major cellular (Tier One) wireless providers. The Company also offers customer solutions utilizing additional satellite network service options that the Company obtains through service agreements entered into with multiple mobile satellite providers. The Company’s satellite-based customer solution offerings use small, low power, mobile satellite subscriber communicators for remote asset connectivity, and the Company’s terrestrial-based solutions utilize cellular data modems with subscriber identity modules (“SIMs”). The Company also resells service using the two-way Inmarsat satellite network to provide higher bandwidth, low-latency satellite products and services, leveraging the Company’s IsatDataPro (“IDP”) technology. The Company’s customer solutions provide access to data gathered over these systems via connections to other public or private networks, including the Internet. The Company provides what it believes is the most versatile, leading-edge industrial IoT solutions in our markets to enable its customers to run their business more efficiently.

Note 2.    Summary of Significant Accounting Policies

Basis of Presentation

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). In the opinion of management, the financial statements as of December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015 include all adjustments (including normal recurring accruals) necessary for a fair presentation of the consolidated financial position, results of operations, comprehensive income and cash flows for the periods presented. The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned and majority-owned subsidiaries and investments in variable interest entities in which the Company is determined to be the primary beneficiary. All significant intercompany accounts and transactions have been eliminated in consolidation. The portions of majority-owned subsidiaries that the Company does not own are reflected as noncontrolling interests in the consolidated balance sheet. Noncontrolling interests in companies are accounted for by the cost method where the Company does not exercise significant influence over the investee. Investments in entities over which the Company has the ability to exercise significant influence but does not have a controlling interest are accounted for under the equity method of accounting. The Company considers several factors in determining whether it has the ability to exercise significant influence with respect to investments, including, but not limited to, direct and indirect ownership level in the voting securities, active participation on the board of directors, approval of operating and budgeting decisions and other participatory and protective rights. Under the equity method, the Company’s proportionate share of the net income or loss of such investee is reflected in the Company’s consolidated results of operations. Although the Company owns interests in companies that it accounts for pursuant to the equity method, the investments in those entities had no carrying value as of December 31, 2017 and 2016. The Company has no guarantees or other funding obligations to those entities, and the Company had no equity in the earnings or losses of those investees for the years ended December 31, 2017, 2016 and 2015.

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses at the date of the consolidated financial statements and during the reporting periods, and to disclose contingent assets and liabilities at the date of the consolidated financial statements. Actual results could differ from those estimates. The most significant estimates relate to recognition of revenue, allowances over accounts receivable, reserves over inventory balances, the recognition and measurement of assets acquired and liabilities assumed in business combinations at fair value, assessment of indicators of goodwill impairment, measurement of contingent considerations at fair value, determination of useful lives for the Company’s satellite network and other equipment and intangible assets, the assessment of expected cash flows used in evaluating long-lived assets, including intangible assets, for impairment, calculation of capitalized development costs, accounting for uncertainties in income tax positions, estimates associated with warranty costs and loss contingencies, estimates related to the recognition and subsequent valuation of contingent considerations and the value of securities underlying stock-based compensation.

Business combinations

The Company accounts for business combinations pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805 “Business Combinations” (“ASC 805”), which requires that assets acquired and liabilities assumed be recorded at their respective fair values on the date of acquisition. The fair value of the consideration paid is assigned to the underlying net assets of the acquired business based on their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is allocated to goodwill. The purchase price allocation process requires the Company to make significant assumptions and estimates in determining the purchase price and the fair value of assets acquired and liabilities assumed at the acquisition date. The Company’s assumptions and estimates are subject to refinement and, as a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon conclusion of the measurement period, any subsequent adjustments are recorded to the Company’s consolidated statements of operations. The Company’s consolidated financial statements and results of operations reflect an acquired business after the completion of the acquisition.

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

Acquisition-related and integration costs

Acquisition-related and integration costs include professional services expenses and identifiable integration costs directly attributable to acquisitions. For the years ended December 31, 2017, 2016 and 2015, the Company incurred acquisition-related and integration costs of $3,315, $1,630 and $4,803, respectively. These costs were expensed as incurred and are reflected in acquisition-related and integration costs on the Company’s consolidated statements of operations.

Revenue recognition

The Company derives service revenues mostly from monthly fees for industrial IoT connectivity services that consist of subscriber-based and recurring monthly usage fees for each subscriber communicator or SIM activated for use on its satellite network and the other satellite networks and cellular wireless networks that the Company resells to its resellers (Market Channel Partners (“MCPs”) and Market Channel Affiliates (“MCAs”)) and direct customers. Usage fees are generally based upon the data transmitted by a customer and the overall number of subscriber communicators and SIMs activated by each customer and whether the Company provides services through our value-added portal. The Company also generates AIS service revenues from subscription based services supplying AIS data to its customers and resellers. Service revenues are recognized on an accrual basis, as services are rendered, or on a cash basis, if collection from the customer is not reasonably assured at the time the service is provided.

The Company also earns service revenues from optional separately priced extended warranty service agreements extending beyond the initial warranty period, typically one year, a one-time royalty fee relating to the manufacture of subscriber communicators under a manufacturing agreement, installation services and fees from providing engineering, technical and management support services to customers.

Revenues from the activation of both subscriber communicators and SIMs are initially recorded as deferred revenues and are, thereafter, recognized ratably over the term of the agreement with the customer, generally three years, which is the estimated life of the subscriber communicator. Revenues from separately priced extended warranty service agreements extending beyond the initial warranty period of one year are initially recorded as deferred revenues and are, thereafter, recognized ratably into income over the term of the agreements, generally two to five years. Revenues generated from installation services are recognized when the services are completed. Revenues generated from royalties relating to the manufacture of subscriber communicators by third parties are recognized when the third party notifies the Company of the units it has manufactured and a unique serial number is assigned to each unit by the Company. Revenues generated from providing engineering, technical and management support services to customers are recognized when the service has been provided.

Product revenues are derived from sales of complete industrial IoT telematics devices, modems or cellular wireless SIMs (for the Company’s terrestrial-communication services) to the Company’s resellers (i.e., MCPs and MCAs) and direct customers. Product revenue is recognized when the products are shipped or when customers accept the products, depending on the specific contractual terms. Sales of subscriber communicators and SIMs are not subject to return and title and risk of loss pass to the customer generally at the time of shipment.

The Company generates revenue from leasing arrangements of subscriber communicators, using the estimated selling prices for each of the deliverables recognized.  Product and installation revenues associated with these arrangements are recognized upon shipment or installation of the subscriber communicator, depending on the specific contractual terms. Service and warranty revenues are recognized on an accrual basis, as services are rendered, or on a cash basis, if collection from the customer is not reasonably assured at the time the service is provided.

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

Costs of revenues

The Company operates its own LEO satellite network and accompanying ground equipment, including fifteen gateway earth stations, three AIS data reception earth stations, and three regional gateway control centers. The Company’s proprietary satellite-based communications system is typically characterized by high initial capital expenditures and relatively low marginal costs for providing service. The Company resells network connectivity for two other satellite networks and seven terrestrial network partners. Reselling network connectivity typically involves a cost for each device connected to the network system and the amount paid to each provider will vary. Costs of services is comprised of expenses to operate the Company’s network, such as payroll and related costs, including stock-based compensation, installation costs, and usage fees to third-party networks.

The Company mostly sells industrial IoT telematics devices and modems that the Company designs and builds with contract manufacturers. Costs of products includes the purchase price of subscriber communicators and SIMs sold, costs of warranty obligations, shipping charges, as well as operational costs of the Company’s employees and inventory management to fulfill customer orders.

Foreign currency translation

The Company has foreign operations where the functional currency is the local currency. For these operations, assets and liabilities are translated using end-of-period exchange rates and revenues, expenses and cash flows are translated using average rates of exchange. Equity is translated at the rate of exchange at the date of the equity transaction. Translation adjustments are recognized in stockholders’ equity as a component of accumulated other comprehensive income (loss). Foreign currency transaction gains and losses related to assets and liabilities that are denominated in a currency other than the functional currency are included in other income (expense) in the consolidated statements of operations. Foreign currency translation gains and losses related to operational expenses denominated in a currency other than the functional currency are included in selling general and administrative expenses (“SG&A”) in the consolidated statements of operations. For the year ended December 31, 2017 and 2016, the company recorded a foreign currency translation loss of $374 and $4, respectively.  For the years ended December 31, 2015, the Company recorded a foreign currency translation gain of $413.

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

The carrying value of the Company’s financial instruments, including cash, restricted cash, accounts receivable and accounts payable approximated their fair value due to the short-term nature of these items. As of December 31, 2017, the carrying amount and the fair value of the Company’s Senior Secured Notes (described in “Note 11 – Notes Payable”) were $250,000 and $266,550, respectively. The fair values of the Senior Secured Notes are based on observable relevant market information. Fluctuations between the carrying amounts and the fair values of the Senior Secured Notes for the period presented are associated with changes in market interest rates. The Company may redeem all or part of the Senior Secured Notes at any time or from time to time at its option at specified redemption prices that would include “make-whole” premiums. Refer to “Note 11 – Notes Payable” for more information. The fair value of the $1,366 book value Note payable-related party is de minimus.

Cash and cash equivalents

The Company considers all liquid investments with original maturities of three months or less, at the time of purchase, to be cash equivalents. At December 31, 2017, the Company had a cash balance of $34,830.

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

For the year ended December 31, 2017, JB Hunt Transport Services, Inc. (“JB Hunt Transport”) comprised 10.8% of the Company’s consolidated total revenues. There were no customers with revenues greater than 10% of the Company’s consolidated total revenues for the year ended December 31, 2016 and 2015.

There were no customers with accounts receivable greater than 10% of the Company’s consolidated accounts receivable as of December 31, 2017.  One customer, Caterpillar, Inc., comprised 10.5% of the Company’s consolidated accounts receivable as of December 31, 2016.

As of December 31, 2017, the Company did not maintain in-orbit insurance coverage for its ORBCOMM Generation 1 (“OG1”) or ORBCOMM Generation 2 (“OG2”) satellites to address the risk of potential systemic anomalies, failures or catastrophic events affecting its satellite constellation.

Inventories

Inventories are stated at the lower of cost or net realizable value, determined on a first-in, first-out basis. At December 31, 2017 and 2016, inventory consisted primarily of finished goods and purchased parts to be utilized by its contract manufacturer totaling $34,465 and $14,531, respectively, and $7,972 and $8,686, respectively, of raw materials, net of inventory obsolescence. The Company reviews inventory quantities on hand and evaluates the realizability of inventories and adjusts the carrying value as necessary based on forecasted product demand. A provision, recorded in cost of product on the Company’s consolidated statement of operations, is made for potential losses on slow moving and obsolete inventories when identified.

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

As of December 31, 2017 and 2016 assets under construction primarily consist of costs associated with acquiring, developing and testing software and hardware for internal and external use that have not yet been placed into service.

The Company capitalized interest on its Initial Term Loan Facility, as defined below, during the construction period of its satellites and began depreciating these costs upon the satellites being placed into service. Capitalized interest was added to the cost of the satellites prior to being placed in service. The Company capitalized interest and deferred issuance costs associated with these facilities through March 1, 2016, the date the final 11 OG2 satellites were placed in service. For the years ended December 31, 2016 and 2015, interest capitalized was $744 and $4,688 respectively.

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

If a satellite were to fail during launch or while in orbit, the resulting loss would be charged to expense in the period it is determined that the satellite is not recoverable. The amount of any such loss would be reduced to the extent of insurance proceeds estimated to be received. During the years ended December 31, 2017, 2016 and 2015, an impairment loss of $31,224, $10,680 and $12,748 was recorded, respectively, to write off the net book value relating to the Company’s in-orbit OG2 satellites.  In addition, an impairment loss of $466 to write off the net book value related to one of the Company’s leased AIS satellites was recorded in the year ended December 31, 2016. See “Note 6 – Satellite Network and Other Equipment” for additional details relating to the impairment of these satellites.

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

Capitalized development costs for external use

The Company capitalizes certain software development costs upon the establishment of technological feasibility. Technological feasibility is considered to have occurred upon completion of either a detail program design or a working model. Software development costs will be amortized over the estimated life of the product once it is has been released for commercial sale.

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

The Company tests for an indication of goodwill impairment annually on November 30 or when an indicator of impairment exists, by comparing the fair value of the reporting unit to the carrying value of the reporting unit. If there is an indication of impairment, the Company performs a “step two” test to measure the impairment. There was no impairment of goodwill for the years ended December 31, 2017, 2016 and 2015.

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

During the year ended December 31, 2015, an impairment charge of $564 was recorded relating to certain intangible assets acquired as part of the SENS Acquisition. See “Note 7 – Goodwill and Intangible Assets” for additional information regarding this impairment charge.

Warranty costs

The Company accrues for warranty coverage on product sales estimated at the time of sale based on historical costs to repair or replace products for customers compared to historical product revenues. The warranty accrual is included in accrued liabilities on the consolidated balance sheet.

Separately priced extended warranty coverage is recorded as warranty revenue over the term of the extended warranty coverage and the related warranty costs during the coverage period are recorded as incurred.

Warranty coverage that includes additional services such as repairs and maintenance of the product are treated as a separate deliverable and the related warranty and repairs/maintenance costs are recorded as incurred.

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

The Company recognizes the effect of tax law changes in the period of enactment. Changes in existing tax laws and rates, their related interpretations, and the uncertainty generated by the current economic environment may affect the amounts of the Company’s deferred tax liabilities or the valuations of the Company’s deferred tax assets over time. The Company’s accounting for deferred tax consequences represents management’s best estimate of future events that can be appropriately reflected in the accounting estimates. In accordance with SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, the Company reported provisional amounts if the Company was able to determine a reasonable estimate but do not have the necessary information available, prepared, and analyzed in reasonable detail to complete the accounting for the U.S. Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”). The Company may revise its estimates as the Company finalizes its accounting during a measurement period of up to one year from the enactment of the 2017 Tax Act.

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

Recent accounting pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09 “Revenue from Contracts with Customers” (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In July 2015, the FASB deferred the effective date of ASU No. 2014-09 for all entities by one year. As a result, the new standard became effective for the Company on January 1, 2018. Early adoption prior to the original effective date is not permitted. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. The Company has completed its review of its contract portfolio and has determined that the application of the new standard to these contracts will not have a material impact to its consolidated balance sheet, consolidated statements of operations or consolidated cash flows at initial implementation. The Company is evaluating the new disclosures required by ASU 2014-09 to determine what additional information will need to be disclosed.

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

In August 2016, the FASB issued ASU No. 2016-15 “Statements of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”) and is effective for the fiscal years beginning after December 15, 2017. ASU 2016-15 is intended to reduce diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. Early adoption is permitted. The Company adopted this standard on January 1, 2018. The adoption of this standard, which is required to be applied using the retrospective transition method, is not expected to have a material impact on the Company’s consolidated statement of cash flows.

In November 2016, the FASB issued ASU No. 2016-18 “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”) and is effective for the fiscal years beginning after December 15, 2017. ASU 2016-18 requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Entities will also be required to reconcile such total to amounts on the balance sheet and disclose the nature of the restrictions. The guidance requires application using a retrospective transition method. The Company adopted this standard on January 1, 2018 and expects the retrospective application to impact its classification of certain restricted cash activity in its statement of cash flows in future interim filings. The Company is evaluating other potential effects, if any, that the adoption of this guidance will have on the Company’s financial statements.

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

Note 3.    Acquisitions

2017 Business Development

Blue Tree Systems Limited

On October 2, 2017, pursuant to a Share Purchase Agreement entered into by ORBCOMM Technology Ireland Limited, a wholly owned subsidiary of the Company, and Blue Tree Systems Investment Limited, Investec Ventures Ireland Limited and certain individual sellers (collectively, the “Sellers”), the Company completed the acquisition of 100% of the outstanding shares of Blue Tree Systems Limited, for an aggregate consideration of (i) $34,331 in cash, subject to a working capital adjustment; (ii) issuance of 191,022 shares of the Company’s common stock, valued at $10.47 per share, which reflected the Company’s common stock closing price one business day prior to the closing date; and (iii) additional consideration up to $5,750 based on Blue Tree Systems Limited achieving certain operational objections (the “Blue Tree Acquisition”).

Preliminary Estimated Purchase Price Allocation

The Blue Tree Acquisition has been accounted for using the acquisition method of accounting. This method requires that assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date (the “Acquisition Method”). The excess of the preliminary purchase price over the preliminary net assets was recorded as goodwill. The preliminary allocation of the purchase price was based upon a preliminary valuation and the estimates and assumptions are subject to change during the one year measurement period.  The total consideration for the Blue Tree Systems Limited Acquisition was $37,107, of which $776 represents acquisition date contingent consideration at fair value, in a debt free, cash free transaction. The preliminary estimated purchase price allocation for the acquisition is as follows:

Amount
Cash	$656
Accounts receivable	2,145
Inventories	1,192
Prepaid expenses and other current assets	992
Property, plant and equipment	72
Intangible assets	12,020
Total identifiable assets acquired	17,077
Accounts payable	4,124
Accrued expenses	778
Deferred tax liability	1,503
Total liabilities assumed	6,405
Net identifiable assets acquired	10,672
Goodwill	26,435
Total preliminary purchase price	$37,107

Intangible Assets

The estimated fair value of the technology and trademark intangible assets was determined using the “relief from royalty method” under the income approach, which is a valuation technique that provides an estimate of the fair value of an asset based on the costs savings that are available through ownership of the asset by the avoidance of paying royalties to license the use of the assets from another owner (the “Technology and Trademark Valuation Technique”). The estimated fair value of the customer lists was determined using the “excess earnings method” under the income approach, which represents the total income to be generated by the asset (the “Customer List Valuation Technique”). Some of the more significant assumptions inherent in the development of those asset valuations include the projected revenue associated with the asset, the appropriate discount rate to select in order to measure the risk inherent in each future cash flow stream, the assessment of each asset’s life cycle, as well as other factors. The discount rate used to arrive at the present value at the acquisition date of the customer lists and technology was 26.5%. The remaining useful lives of the technology and trademarks were based on historical product development cycles, the projected rate of technology migration and a market participant’s use of these intangible assets and the pattern of projected economic benefit of these intangible asset. The remaining useful lives of customer lists were based on the customer attrition and the projected economic benefit of these customers.

	Estimated
	Useful life
	(years)	Amount
Customer lists	10	$9,200
Technology	10	2,700
Tradename	1	120
		$12,020

Goodwill

The Blue Tree Acquisition solidified the Company’s transportation offering of fleet management and driver safety solutions to enterprises and industrial companies around the world, who operate large commercial vehicle fleets. These factors contributed to a preliminary estimated purchase price resulting in the recognition of goodwill. The goodwill attributable to the Blue Tree Acquisition is not deductible for tax purposes.

Indemnification Asset

In connection with the Share Purchase Agreement, the Company entered into an Escrow Agreement with the Sellers and an escrow agent (the “Escrow Agreement”). Under the terms of this Escrow Agreement, $3,675 was placed in an escrow account through April 2019 (the “Escrow Amount”) to fund any indemnification obligations to the Company under the Share Purchase Agreement. Under the terms of the Escrow Agreement, as of any release date for any portion of the Escrow Amount, the value of any then submitted and unresolved indemnification claims shall be retained in the Escrow Amount until such time as the applicable claims are resolved.

Contingent Consideration

Additional consideration is conditionally due to the Sellers upon achievement of certain financial milestones through December 2018. The fair value measurement of the contingent consideration obligation is determined using Level 3 unobservable inputs supported by little or no market activity based on the Company’s own assumptions. The estimated fair value of the contingent consideration was determined based on the Company’s preliminary estimates using the probability-weighted discounted cash flow approach. As of December 31, 2017, the Company recorded $766 in non-current liabilities on the consolidated balance sheet in connection with the contingent consideration.

inthinc Technology Solutions Inc.

On June 9, 2017, pursuant to the asset purchase agreement (the “Asset Purchase Agreement”) entered into by the Company and, inthinc, Inc., inthinc Technology Solutions, Inc., tiwi, Inc., inthinc Telematics, Inc., DriveAware, Inc., inthinc Chile, SP, and inthinc Investors, L.P. (collectively, “inthinc”), the Company completed the acquisition of inthinc for an aggregate consideration of (i) $34,236 in cash, subject to net working capital adjustments, on a debt free, cash free basis; (ii) issuance of 76,796 shares of the Company’s common stock, valued at $9.95 per share, which reflected a 20 trading day average price of the Company’s stock ending June 8, 2017; and (iii) additional contingent consideration of up to $25,000 subject to certain operational milestones, payable in stock or a combination of cash and stock at the Company’s election (the “inthinc Acquisition”).

Preliminary Estimated Purchase Price Allocation

The inthinc Acquisition has been accounted for using the Acquisition Method. The excess of the preliminary purchase price over the preliminary net assets was recorded as goodwill. The preliminary allocation of the purchase price was based upon a preliminary valuation and the estimates and assumptions are subject to change during the one year measurement period.  During the year ended December 31, 2017, the Company recorded a measurement period adjustment related to the intangible asset valuation and other working capital accounts, which resulted in an increase in goodwill of $2,846. The total consideration for the inthinc Acquisition was $44,835, of which $9,835 represents acquisition date contingent consideration at fair value, in a debt free, cash free transaction. The preliminary estimated purchase price allocation for the acquisition is as follows:

Amount
Accounts receivable	$2,345
Inventories	906
Prepaid expenses and other current assets	112
Property, plant and equipment	258
Lease receivable	5,067
Intangible assets	16,000
Total identifiable assets acquired	24,688
Accounts payable	4,613
Accrued expenses	124
Other current and non-current liabilities	1,326
Total liabilities assumed	6,063
Net identifiable assets acquired	18,625
Goodwill	26,210
Total preliminary purchase price	$44,835

Intangible Assets

The estimated fair value of the technology intangible assets was determined using the “relief from royalty method” under the income approach, which is a valuation technique that provides an estimate of the fair value of an asset based on the costs savings that are available through ownership of the asset by the avoidance of paying royalties to license the use of the assets from another owner. The estimated fair value of the customer lists was determined using Customer List Valuation Technique. Some of the more significant assumptions inherent in the development of those asset valuations include the projected revenue associated with the asset, the appropriate discount rate to select in order to measure the risk inherent in each future cash flow stream, the assessment of each asset’s life cycle, as well as other factors. The discount rate used to arrive at the present value at the acquisition date of the customer lists and technology was 12%. The remaining useful lives of the technology were based on historical product development cycles, the projected rate of technology migration and a market participant’s use of these intangible assets and the pattern of projected economic benefit of this intangible asset. The remaining useful lives of customer lists were based on the customer attrition and the projected economic benefit of these customers.

	Estimated
	Useful life
	(years)	Amount
Customer lists	15	$12,400
Technology	10	3,600
		$16,000

Goodwill

The inthinc Acquisition allows the Company to offer fleet management and driver safety solutions to enterprises and industrial companies around the world, who operate large commercial vehicle fleets. These factors contributed to a preliminary estimated purchase price resulting in the recognition of goodwill. The goodwill attributable to the inthinc Acquisition is deductible for tax purposes.

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

Acquired Customer Product Liability

As a result of the inthinc Acquisition, the Company acquired customer product obligations on inthinc’s product sales. The Company’s analysis of the customer product liabilities are estimated based on the historical costs of inthinc to replace or fix products for customers, as well as installations costs associated with these obligations. As the Company continues to gather additional information, these accrual estimates may differ from actual results and adjustments to the estimated customer product liability would be required. The Company continues to evaluate customer product liabilities relating to the inthinc Acquisition throughout the measurement period. If the Company determines that adjustments to these amounts are required during the remainder of the measurement period, such amounts will be recorded as an adjustment to goodwill. On June 9, 2017, the Company had estimated additional product liabilities obligations of $1,032 relating to customer product obligations it was investigating associated with the inthinc Acquisition.

Contingent Consideration

Additional consideration is conditionally due to the inthinc sellers upon achievement of certain financial milestones through June 2019. The fair value measurement of the contingent consideration obligation is determined using Level 3 unobservable inputs supported by little or no market activity based on the Company’s own assumptions. The estimated fair value of the contingent consideration was determined based on the Company’s preliminary estimates using the probability-weighted discounted cash flow approach. As of December 31, 2017, the Company recorded $9,313 in other non-current liabilities on the consolidated balance sheet in connection with the contingent consideration.  The first financial milestone for this additional consideration is not expected to be met, and therefore, the Company recorded a reduction of the contingent liability of $795 in selling, general and administrative (“SG&A”) expenses in the consolidated statement of operations for the year ended December 31, 2017. For the year ended December 31, 2017, charges of $274 were recorded in SG&A expenses for accretion associated with the contingent consideration.

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

Purchase Price Allocation

The Skygistics Acquisition has been accounted for using the Acquisition Method. The excess of the purchase price over the net assets was recorded as goodwill. The total consideration for the Skygistics Acquisition was $4,349, of which $514 represents acquisition date contingent consideration at fair value, in a debt free, cash free transaction.  The purchase price allocation for the Skygistics Acquisition is as follows:

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

Indemnification Asset

In connection with the Asset Purchase Agreement, the Company entered into an escrow agreement with the Skygistics Sellers and an escrow agent.  Under the terms of the escrow agreement, $757 was placed in an escrow account through August 2017 to fund any indemnification obligations owed to the Company under the Asset Purchase Agreement. In November 2016, half of the escrow amount was released from the escrow fund to the Skygistics Sellers and in August 2017 the remainder was released to the Skygistics Sellers, in accordance with the terms of the escrow agreement.

Contingent Consideration

Additional consideration is conditionally due to the Skygistics Sellers upon achievement of certain financial milestones through April 2017. The fair value measurement of the contingent consideration obligation is determined using Level 3 unobservable inputs supported by little or no market activity based on the Company’s own assumptions. The estimated fair value of the contingent consideration was determined based on the Company’s preliminary estimates using the probability-weighted discounted cash flow approach. The financial milestone for this additional consideration has not been met, and therefore, the Company recorded a reduction of the contingent liability of $519 in SG&A expenses in the consolidated statement of operations in the year ended December 31, 2017.

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

Indemnification Asset

In connection with the Asset Purchase Agreement, the Company entered into an escrow agreement with the Seller and an escrow agent.  Under the terms of the agreement, $1,100 was placed in an escrow account through December 2017 to fund any indemnification obligations to the Company under the Asset Purchase Agreement. In December 2017, the escrow amount was released from the escrow fund to the Sellers, in accordance with the escrow agreement.

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
		$5,788

Goodwill

The InSync Acquisition supports the Company’s strategy to provide the most complete set of applications and capabilities in the industrial IoT industry, while broadening the Company’s market access to a wide range of industries. With the addition of InSync’s versatile, turn-key software applications, the Company enables its customers to rapidly build and deploy industrial IoT enterprise solutions in core markets including transportation & distribution, cold chain, warehousing, supply chain, yard management, and manufacturing. These factors contributed to a purchase price resulting in recognition of goodwill. The goodwill recorded as part of the acquisition is partially related to the establishment of a deferred tax liability for the intangible assets which has no tax basis and, therefore, will not result in a future tax deduction. The goodwill attributable to the acquisition is not deductible for tax purposes.

Indemnification Asset

In connection with the Share Purchase Agreement, the Company entered into an escrow agreement with the Seller and an escrow agent.  Under the terms of the agreement, $1,320 was placed in an escrow account through April 16, 2016 to fund any indemnification obligations to the Company under the Share Purchase Agreement. In April 2016, the escrow amount has been released to the Seller, in accordance with the escrow agreement.

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

Indemnification Asset

In connection with the Arrangement Agreement, the Company and its acquisition subsidiary entered into an escrow agreement with the representatives of certain SkyWave shareholders and an escrow agent. Under the terms of this escrow agreement, (i) $9,750 was placed in an indemnity escrow account to fund any indemnification obligations to the Company under the Arrangement Agreement; (ii) $850 was placed in a pre-closing tax escrow account through the date on which all applicable statutes of limitations (as the same may be extended or waived) for each pre-closing tax period ending on or after June 30, 2009 have expired to fund any indemnification obligations to the Company against any pre-close tax liabilities due; and (iii) $503 was placed in a working capital escrow account to fund any working capital obligations as described under the Arrangement Agreement. During the year ended December 31, 2015, the Company and the representative of the SkyWave shareholders agreed to a working capital settlement of $300, as well as tax liability settlements totaling $330, reducing the purchase price to $122,373.

Note 4.    Stock-based Compensation

On April 20, 2016, the stockholders of the Company approved the ORBCOMM Inc. 2016 Long-Term Incentives Plan (the “2016 LTIP”). The 2016 LTIP replaces the Company’s 2006 Long-Term Incentive Plan (the “2006 LTIP”). The number of shares authorized for delivery under the 2016 LTIP is 6,949,400 shares, including 1,949,400 shares that remained available under the 2006 LTIP as of February 17, 2016, plus any shares previously subject to awards under the 2006 LTIP that are cancelled, forfeited or lapse unexercised since that date. As of December 31, 2017, there were 4,484,945 shares available for grant under the 2016 LTIP.

For the years ended December 31, 2017, 2016 and 2015, the Company recognized stock-based compensation expense of $5,673, $5,023, and $4,620, respectively. For the years ended December 31, 2017, 2016 and 2015, the Company capitalized stock-based compensation of $453, $316, and $195, respectively. The Company has not recognized and currently does not expect to recognize in the foreseeable future, any tax benefit related to stock-based compensation as a result of the full valuation allowance on its net deferred tax assets and its net operating loss carryforwards generated in the U.S.

The following table summarizes the components of stock-based compensation expense in the condensed consolidated statements of operations for the years ended December 31, 2017, 2016 and 2015:

	Years ended December 31,
	2017	2016	2015
Cost of services	$525	$559	$525
Cost of product sales	78	44	45
Selling, general and administrative	4,706	4,082	3,655
Product development	364	338	395
Total	$5,673	$5,023	$4,620

As of December 31, 2017, the Company had unrecognized compensation costs for all share-based payment arrangements totaling $7,901.

Time-Based Stock Appreciation Rights

A summary of the Company’s time-based SARs for the year ended December 31, 2017 is as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2017	3,789,394	$5.23
Granted	90,000	8.58
Exercised	(1,315,000)	4.92
Forfeited or expired	—	—
Outstanding at December 31, 2017	2,564,394	$5.38	4.87	$11,429
Exercisable at December 31, 2017	2,478,661	$5.29	4.61	$11,431
Vested and expected to vest at December 31, 2017	2,564,394	$5.38	$4.87	$11,429

For the years ended December 31, 2017, 2016 and 2015, the Company recorded stock-based compensation expense of $589, $270 and $2,194 relating to these SARs, respectively. As of December 31, 2017, $333 of total unrecognized compensation cost relating to the SARs is expected to be recognized through December 2019.

The weighted-average grant date fair value of the SARs granted in 2017 and 2015 was $4.85 and $3.40 and per share, respectively. There were no time-based SARs granted during the years ended December 31, 2016.

For the year ended December 31, 2017, the intrinsic value of the SARs exercised was $8,106.

Performance-Based Stock Appreciation Rights

A summary of the Company’s performance-based SARs for the year ended December 31, 2017 is as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2017	589,424	$6.06
Granted	—	—
Exercised	(40,340)	3.54
Forfeited or expired	(44,611)	11.00
Outstanding at December 31, 2017	504,473	$5.80	3.66	$1,849
Exercisable at December 31, 2017	504,473	$5.80	3.66	$1,849
Vested and expected to vest at December 31, 2017	504,473	$5.80	3.66	$1,849

For the years ended December 31, 2017, 2016 and 2015, the Company recorded stock-based compensation expense of $0, $2 and $21 relating to the performance-based SARs, respectively. As of December 31, 2017, there is no unrecognized compensation cost related to these SARs is expected to be recognized.

The weighted-average grant date fair value of the performance-based SARs granted during the year ended December 31, 2015 was $3.32 per share. There were no performance-based SARs granted during the years ended December 31, 2017 and 2016.

For the year ended December 31, 2017, the intrinsic value of the performance-based SARs exercised was $236.

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

	Year ended December 31,
	2017	2016	2015
Risk-free interest rate	2.10%	None	1.35% to 1.82%
Expected life (years)	6.0	None	6.0
Estimated volatility factor	59.85%	None	62.7% to 64.6%
Expected dividends	None	None	None

Time-Based Restricted Stock Units

A summary of the Company’s time-based RSUs for the year ended December 31, 2017 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Balance at January 1, 2017	691,952	$8.28
Granted	507,132	10.15
Vested	(370,748)	7.15
Forfeited or expired	(9,856)	9.18
Balance at December 31, 2017	818,480	$9.95

For the years ended December 31, 2017, 2016 and 2015, the Company recorded stock-based compensation expense of $3,084, $2,495 and $636 related to the RSUs, respectively. As of December 31, 2017, $5,163 of total unrecognized compensation cost related to the RSUs is expected to be recognized through December 2020.

Performance-based Restricted Stock Units

A summary of the Company’s performance-based RSUs for the year ended December 31, 2017 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Balance at January 1, 2017	473,608	$7.80
Granted	229,685	9.98
Vested	(214,835)	6.78
Forfeited or expired	(43,724)	7.18
Balance at December 31, 2017	444,734	$9.48

For the years ended December 31, 2017, 2016 and 2015, the Company recorded stock-based compensation expense of $955, $1,387 and $1,124 related to the performance-based RSUs, respectively. As of December 31, 2017, $2,406 of total unrecognized compensation cost related to these RSUs is expected to be recognized through March 2019.

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

As of December 31, 2017, the compensation committee determined that the stock price performance targets was partially achieved for the fiscal year 2017, 2016 and 2015 performance targets.

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

Years Ended December 31,
	2017	2016	2015
Risk-free interest rate	1.76% to 1.98%	0.85% to 1.47%	0.65% to 1.31%
Estimated volatility factor	27.0% to 31.0%	33.0% to 36.0%	34.0% to 38.0%
Expected dividends	None	None	None

For the years ended December 31, 2017, 2016 and 2015, the Company recorded stock-based compensation of $862, $781 and $643 relating to these MPUs, respectively.

As of December 31, 2017, the Company recorded $895 and $301 in accrued expenses and other non-current liabilities, respectively, in its consolidated balance sheet. As of December 31, 2016, the Company recorded $715 and $260 in accrued expenses and other non-current liabilities, respectively, in its consolidated balance sheet.

In January 2015, the Company issued 54,801 shares of its common stock as a form of payment in connection with MPUs for achieving the fiscal year 2013 and 2014 stock performance target.

Employee Stock Purchase Plan

The Company’s Board of Directors adopted the ORBCOMM Inc. Employee Stock Purchase Plan (“ESPP”) on February 16, 2016 and the Company’s shareholders approved the ESPP on April 20, 2016. Under the terms of the ESPP, 5,000,000 shares of the Company’s common stock are available for issuance, and eligible employees may have up to 10% of their gross pay deducted from their payroll up to a maximum of $25 per year to purchase shares of ORBCOMM common stock at a discount of up to 15% of its fair market value, subject to certain conditions and limitations. For the years ended December 31, 2017 and 2016, the Company recorded stock-based compensation expense of $183 and $88 relating to the ESPP. Purchases of ORBCOMM stock under the ESPP were 75,888 shares and 53,950 shares at a price of $6.97 and $8.81 in 2017.

Note 5.    Net Income (Loss) Attributable to ORBCOMM Inc. Common Stockholders

The Company accounts for earnings per share (“EPS”) in accordance with ASC Topic 260, “Earnings Per Share” (“ASC 260”) and related guidance, which requires two calculations of EPS to be disclosed: basic and diluted. The numerator in calculating basic and diluted EPS is an amount equal to the net (loss) income attributable to ORBCOMM Inc. common stockholders for the periods presented. The denominator in calculating basic EPS is the weighted average shares outstanding for the respective periods. The denominator in calculating diluted EPS is the weighted average shares outstanding, plus the dilutive effect of stock option grants, unvested SAR and RSU grants and shares of Series A convertible preferred stock for the respective periods. The following sets forth the basic calculations of EPS for the years ended December 31, 2017, 2016 and 2015:

	Years ended December 31,
	2017	2016	2015
Net loss attributable to ORBCOMM Inc. common stockholders	$(61,296)	$(23,525)	$(13,287)
Weighted average number of common shares outstanding:
Basic number of common shares outstanding	72,882	70,907	70,419
Dilutive effect of grants of stock options, unvested SAR’s and RSU’s and shares of Series A convertible preferred stock	—	—	—
Diluted number of common shares outstanding	72,882	70,907	70,419
Earnings per share:
Basic	$(0.84)	$(0.33)	$(0.19)
Diluted	$(0.84)	$(0.33)	$(0.19)

The computation of net loss attributable to ORBCOMM Inc. common stockholders for the years ended December 31, 2017, 2016 and 2015 is as follows:

	Years Ended December 31,
	2017	2016	2015
Net loss attributable to ORBCOMM Inc.	$(61,284)	$(23,511)	$(13,251)
Preferred stock dividends on Series A convertible preferred stock	(12)	(14)	(36)
Net loss attributable to ORBCOMM Inc. common stockholders	$(61,296)	$(23,525)	$(13,287)

Note 6.    Satellite Network and Other Equipment

Satellite network and other equipment consisted of the following:

	December 31,
	2017	2016
Land	$381	$381
Satellite network	193,292	231,782
Capitalized software	45,062	30,758
Computer hardware	5,189	4,707
Other	5,276	7,522
Assets under construction	16,539	11,284
	265,739	286,434
Less: accumulated depreciation and amortization	(91,561)	(70,593)
	$174,178	$215,841

During the years ended December 31, 2017, 2016 and 2015, the Company capitalized internal costs attributable to the design, development and enhancements of the Company’s products and services and internal-use software in the amount of  $12,776, $9,786 and $7,056 respectively.

Depreciation and amortization expense for the years ended December 31, 2017, 2016 and 2015 was $33,889, $30,465 and $15,371, respectively. This includes amortization of internal-use software of $6,186, $3,545 and $1,733 for the years ended December 31, 2017, 2016 and 2015, respectively.

For the years ended December 31, 2017, 2016 and 2015, 61%, 69% and 68% of depreciation and amortization expense, respectively, relate to cost of services and 8%, 10% and 11%, respectively, relate to cost of product sales, as these assets support the Company’s revenue generating activities.

As of December 31, 2017 and 2016, assets under construction primarily consist of costs associated with acquiring, developing and testing software and hardware for internal and external use that have not yet been placed into service.

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

In June 2017, there was a loss of communication with the prototype OG2 satellite that was launched in December 2015, and in July 2017 there was a loss of communication with an OG2 satellite that was launched in July 2014.  The Company recorded a non-cash impairment charge of $31,224 in the quarter ended September 30, 2017 to write-off the net book value of the three OG2 satellites. In addition, the Company decreased satellite network and other equipment by $39,576 and associated accumulated depreciation by $8,352 to remove the assets as of September 30, 2017.

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

During the quarter ended March 31, 2016, the Company recorded an impairment loss on one of its leased AIS satellites. Upon abandonment of the satellite, the Company no longer expects future cash flows to be generated from this asset. The impairment loss of $466 was determined based on the net carrying value of the asset at the time of the impairment and was recorded in depreciation and amortization in the consolidated statement of operations for the quarter ended March 31, 2016. In addition, the Company decreased satellite network and other equipment, net and the associated accumulated depreciation on the consolidated balance sheet by $2,374 and $1,908, respectively.

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

Note 7.    Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price of an acquired business over the estimated fair values of the underlying net tangible and intangible assets. Goodwill consisted of the following:

	2017	2016
Balance at January 1,	$114,033	$112,425
Additions through acquisitions	52,645	1,409
Measurement period adjustments	—	199
Balance at December 31,	$166,678	$114,033

During the year ended December 31, 2017, the following key items impacted goodwill:

•	The Company recognized goodwill of $26,435 in connection with the Blue Tree Acquisition
•	The Company recognized goodwill of $26,210 in connection with the inthinc Acquisition

During the year ended December 31, 2016, the following key items impacted goodwill:

•	The Company recognized goodwill of $1,409 in connection with the Skygistics Acquisition

Goodwill is allocated to the Company’s one reportable segment which is its only reporting unit.

The Company’s intangible assets consisted of the following:

		December 31, 2017			December 31, 2016
	Useful life (years)	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Customer lists	5 - 15	$113,357	$(29,451)	$83,906	$91,757	$(20,026)	$71,731
Patents and technology	5 - 10	23,424	(8,080)	15,344	16,556	(5,990)	10,566
Trade names and trademarks	1-2	3,003	(2,914)	89	2,885	(2,637)	248
		$139,784	$(40,445)	$99,339	$111,198	$(28,653)	$82,545

At December 31, 2017, the weighted-average amortization period for the intangible assets is 10.9 years. At December 31, 2017, the weighted-average amortization periods for customer lists, patents and technology and trademarks are 11.5, 9.3 and 1.2 years, respectively.

During the year ended December 31, 2015, the Company noted anticipated revenue from its acquired SENS business to be lower than originally forecasted. As a result, the Company recorded an impairment charge of $564 as part of depreciation and amortization in the consolidated statement of operations for the year ended December 31, 2015 and adjusted the carrying amount of the SENS trademark, technology and customer list intangible assets to a fair value of $0, $30 and $280, respectively.

Amortization expense for the years ended December 31, 2017, 2016 and 2015 was $11,792, $12,338 and $10,636, respectively.

Estimated amortization expense for intangible assets is as follows:

Years ending December 31,
2018	12,807
2019	12,681
2020	12,398
2021	11,936
2022	11,481
2023	11,231
Thereafter	26,805
$99,339

Note 8.    Accrued Liabilities

The Company’s accrued liabilities consisted of the following:

	December 31,	December 31,
	2017	2016
Accrued compensation and benefits	$8,637	$7,456
Warranty	4,153	1,842
Acquired customer product liabilities	858	—
Corporate income tax payable	1,415	453
Contingent consideration amount	—	1,174
Accrued satellite network and other equipment	595	497
Accrued inventory purchases	1,598	4,292
OG2 satellite milestone payable	—	4,609
Accrued interest expense	4,944	1,031
Accrued professional fees	303	—
Accrued airtime charges	1,670	994
Other accrued expenses	8,843	8,083
	$33,016	$30,431

For the years ended December 31, 2017 and 2016, changes in accrued warranty obligations consisted of the following:

	December 31,
	2017	2016
Balance at January 1,	$1,842	$2,321
Warranty liabilities assumed from acquisitions	152	—
Amortization of fair value adjustment of warranty liabilities acquired through acquisitions	—	(57)
Reduction of warranty liabilities assumed in connection with acquisitions	(119)	(384)
Warranty expense	2,654	493
Warranty charges	(376)	(531)
Balance at December 31,	$4,153	$1,842

Note 9.    Deferred Revenue

Deferred revenues consisted of the following:

	December 31,
	2017	2016
Service activation fees	$5,509	$7,594
Prepaid services	2,754	2,777
Extended warranty revenues	459	21
	8,722	10,392
Less current portion	(6,263)	(7,414)
Long-term portion	$2,459	$2,978

Note 10.    Note Payable — Related Party

In connection with the acquisition of a majority interest in Satcom in 2005, the Company recorded an indebtedness to OHB Technology A.G. (formerly known as OHB Teledata A.G.), a stockholder of the Company. At December 31, 2017 and 2016, the principal balance of the note payable was €1,138 and it had a carrying value of $1,366 and $1,195, respectively. The carrying value was based on the note’s estimated fair value at the time of acquisition. The difference between the carrying value and principal balance was being amortized to interest expense over the estimated life of the note of six years which ended in September 30, 2011. This note does not bear interest and has no fixed repayment term. Repayment will be made from the distribution profits, as defined in the note agreement, of ORBCOMM Europe LLC, a wholly owned subsidiary of the Company. The note has been classified as long-term and the Company does not expect any repayments to be required prior to December 31, 2018.

Note 11.    Note Payable

Senior Secured Notes

On April 10, 2017, the Company issued $250,000 aggregate principal amount of 8.0% senior secured notes due 2024 (the “Senior Secured Notes”). The Senior Secured Notes were issued pursuant to an indenture, dated as of April 10, 2017, among the Company, certain of its domestic subsidiaries party thereto (the “Guarantors”) and U.S. Bank National Association, as trustee and collateral agent (the “Indenture”). The Senior Secured Notes are unconditionally guaranteed on a senior secured basis by the Guarantors, and are secured on a first priority basis by (i) pledges of capital stock of certain of the Company’s directly and indirectly owned subsidiaries; and (ii) substantially all of the other property and assets of the Company and the Guarantors, to the extent a first priority security interest is able to be granted or perfected therein, and subject, in all cases, to certain specified exceptions, and an intercreditor agreement with the collateral agent for our revolving credit facility described below. Interest payments are due on the Senior Secured Notes semi-annually in arrears on April 1 and October 1 beginning October 1, 2017.

The Company has the option to redeem some or all of the Senior Secured Notes at any time on or after April 1, 2020, at redemption prices set forth in the Indenture plus accrued and unpaid interest, if any, to the date of redemption. The Company also has the option to redeem some or all of the Senior Secured Notes at any time before April 1, 2020 at a redemption price of 100% of the principal amount of the Senior Secured Notes to be redeemed, plus a “make-whole” premium and accrued and unpaid interest, if any, to the date of redemption. In addition, at any time before April 1, 2020, the Company may redeem up to 35% of the aggregate principal amount of the Senior Secured Notes to be redeemed, plus accrued and unpaid interest, if any, to the date of redemption, with the proceeds from certain equity issuances.

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

In connection with the issuance of the Senior Secured Notes, the Company incurred debt issuance costs of approximately $5,431. For the year ended December 31, 2017, amortization of the debt issuance costs was $563.  The Company recorded charges of $14,444 to interest expense on its statement of operations for the year ended December 31, 2017, respectively, related to interest expense and amortization of debt issuance costs associated with the Senior Secured Notes.

Termination of Secured Credit Facilities

On April 10, 2017, a portion of the proceeds of the issuance of the Senior Secured Notes was used to repay in full the Company’s outstanding obligations under the Company’s $150,000 outstanding credit facilities incurred pursuant to the Secured Credit Facilities Credit Agreement, as defined below, and to terminate the agreement, resulting in an early payment fee of $1,500 and an additional expense associated with the remaining unamortized debt issuance cost and fees of $2,368.

Revolving Credit Facility

On December 18, 2017, the Company and certain of its subsidiaries entered into a senior secured revolving credit agreement (the “Revolving Credit Agreement”) with JPMorgan Chase Bank, N.A. (“JPMorgan Chase”), as administrative agent and collateral agent. The Revolving Credit Agreement provides for a revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount of up to $25,000 for working capital and general corporate purposes and matures on December 18, 2022. The Revolving Credit Facility will bear interest at an alternative base rate or an adjusted LIBOR, plus an applicable margin of 1.50% in the case of alternative base rate loans and 2.50% in the case of adjusted LIBOR loans. The Revolving Credit Facility will be secured by a first priority security interest in substantially all of the Company’s and its subsidiaries’ assets under a Security Agreement among the Company, its subsidiaries and JPMorgan Chase, subject to an intercreditor agreement with the indenture trustee for the Senior Secured Notes. The Revolving Credit Facility has no scheduled principal amortization until the maturity date. Subject to the terms set forth in the Revolving Credit Agreement the Company may borrow, repay and reborrow the Revolving Credit Facility at any time prior to the maturity date.

The Credit Agreement contains customary representations and warranties, conditions to funding, covenants and events of default. The Revolving Credit Agreement contains covenants that, among other things, limits us and our restricted subsidiaries’ ability to: (i) incur or guarantee additional indebtedness; (ii) pay dividends, make other distributions or repurchase or redeem capital stock; (iii) prepay, redeem or repurchase certain indebtedness; (iv) make loans and investments; (v) sell, transfer or otherwise dispose of assets; (vi) incur or permit to exist certain liens; (vii) enter into certain types of transactions with affiliates; (viii) enter into agreements restricting the our subsidiaries’ ability to pay dividends; and (ix) consolidate, amalgamate, merge or sell all or substantially all of their assets; subject, in all cases, to certain specified exceptions. Such limitations have various baskets as set forth in the Revolving Credit Agreement.

At December 31, 2017 no amounts were outstanding under the Revolving Credit Facility. As of December 31, 2017, the Company was in compliance with all financial covenants

Secured Credit Facilities

On September 30, 2014, the Company entered into a credit agreement (the “Secured Credit Facilities Credit Agreement”) with Macquarie CAF LLC (“Macquarie” or the “Lender”) in order to refinance the Company’s $45,000 9.5% per annum Senior Notes (“Senior Notes”). Pursuant to the Secured Credit Facilities Credit Agreement, the Lender provided secured credit facilities (the “Secured Credit Facilities”) in an aggregate amount of $160,000 comprised of (i) a term loan facility in an aggregate principal amount of up to $70,000 (the “Initial Term Loan Facility”); (ii) a $10,000 revolving credit facility (the “Prior Revolving Credit Facility”); (iii) a term loan facility in an aggregate principal amount of up to $10,000 (the “Term B2 Facility”), the proceeds of which were drawn and used on January 16, 2015 to partially finance the InSync Acquisition; and (iv) a term loan facility in an aggregate principal amount of up to $70,000 (the “Term B3 Facility”), the proceeds of which were drawn on December 30, 2014 and used on January 1, 2015 to partially finance the SkyWave Acquisition. Proceeds of the Initial Term Loan Facility and Prior Revolving Credit Facility were funded on October 10, 2014 and were used to repay in full the Company’s Senior Notes and pay certain related fees, expenses and accrued interest, as well as for general corporate purposes.

The Secured Credit Facilities would have matured five years after the initial fund date of the Initial Term Loan Facility (the “Maturity Date”), and subject to mandatory prepayments in certain circumstances. The Secured Credit Facilities had interest, at the Company’s election, of a per annum rate equal to either (a) a base rate plus 3.75% or (b) LIBOR plus 4.75%, with a LIBOR floor of 1.00%.

In connection with entering into the Secured Credit Facilities Credit Agreement, and the subsequent funding of the Initial Term Loan Facility, Revolving Credit Facility, Term B2 Facility and the Term B3 Facility, the Company incurred debt issuance costs of approximately $4,481. For the years ended December 31, 2017, 2016 and 2015, amortization of the debt issuance costs of $229, $836, and $463, respectively, were recorded in interest expense on the consolidated statement of operations. For the year ended December 31, 2016, the Company capitalized $744 of the interest expense and amortization of the debt issuance costs associated with the Initial Term Loan Facility and Revolving Credit Facility to construction of the OG2 satellites.  For the year ended December 31, 2015, the Company capitalized all of the interest expense and amortization of the debt issuance costs associated with the Initial Term Loan Facility and Revolving Credit Facility to construction of the OG2 satellites.   The Company recorded charges of $2,642 and $9,085 to interest expense on its consolidated statement of operations for the year ended December 31, 2017 and 2016, respectively, related to interest expense and amortization of debt issuance costs associated with the Term B2 and Term B3 Facilities and the Initial Term Loan Facility and Revolving Credit Facility after the OG2 satellites were placed in service on March 1, 2016.

Note 12.    Stockholders’ Equity

Preferred stock

The Company currently has 50,000,000 shares of preferred stock authorized.

Series A convertible preferred stock

The Company currently has 1,000,000 shares of Series A convertible preferred stock authorized. As part of the purchase price for the acquisition of StarTrak in 2011, the Company issued 183,550 shares of Series A convertible preferred stock, of which 37,544 shares remain outstanding as of December 31, 2017.

Key terms of the Series A convertible preferred stock are as follows:

Dividends

Holders of the Series A convertible preferred stock are entitled to receive a cumulative 4% dividend annually (calculated on the basis of the redemption price of $10.00 per share) payable quarterly in additional shares of the Series A convertible preferred stock. During the years ended December 31, 2017 and 2016, the Company issued dividends in the amount of 1,078 and 1,415 shares to the holders of the Series A Convertible preferred stock, respectively. There was no dividends in arrears as of December 31, 2017.

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

Common Stock

At December 31, 2017, the Company has reserved 16,687,004 shares of common stock for future issuances related to employee stock compensation plans.

On June 15, 2017, the Company completed a private placement of 1,552,795 shares of the Company’s common stock at a purchase price of $9.66 per share, for an aggregate purchase price of $15,000. The per share price of $9.66 was calculated as 95% of the volume-weighted average trading price of the common stock for the 30 trading days ending on June 14, 2017.

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

Note 13.    Segment Information

The Company operates in one reportable segment, industrial IoT Services. Other than satellites in orbit, goodwill and intangible assets, long-lived assets outside of the United States are not significant. The Company’s foreign exchange exposure is limited as approximately 82% of the Company’s consolidated revenue is collected in US dollars. The following table summarizes revenues on a percentage basis by geographic regions, based on the country in which the customer is located.

	Years ended December 31,
	2017	2016	2015
United States	78%	62%	64%
South America	7%	11%	13%
Japan	2%	2%	2%
Europe	9%	18%	19%
Other	4%	7%	2%
	100%	100%	100%

Note 14.    Income Taxes

The following is a summary of the Company’s provision for income taxes for the years ended December 31, 2017, 2016 and 2015:

	December 31,
	2017	2016	2015
Current
Federal	$26	$—	$—
State	106	(64)	155
International	1,757	387	243
Total	1,889	323	398
Deferred:
Federal	(6,231)	(10,943)	(6,256)
State	(2,340)	(1,115)	(455)
International	(185)	(98)	251
Valuation allowance	6,458	12,350	7,287
Total	(2,298)	194	827
Income taxes	$(409)	$517	$1,225

United States and foreign income (loss) before income taxes for the years ended December 31, 2017, 2016 and 2015 is as follows:

	Years ended December 31,
	2017	2016	2015
United States	$(69,333)	$(28,855)	$(17,877)
Foreign	7,729	6,146	6,103
Total	$(61,604)	$(22,709)	$(11,774)

The components of net deferred tax assets (liabilities) are as follows:

	December 31,
	2017	2016
Deferred tax assets:
Acquisition related costs	$502	$603
Deferred revenues	1,927	2,521
Allowance for doubtful accounts	887	1,186
Inventory	1,350	1,420
Deferred compensation	2,665	5,346
Bonus accruals	655	942
Vacation accrual	203	246
Deferred rent	625	1,051
Warranty accrual	970	570
Accrued expenses	454	476
Satellite network and other property	10,852	7,314
Foreign tax credit	1,618	3,011
Alternative minimum tax credit	325	325
Tax loss carryforwards and credits	20,628	11,128
Other	4	7
Total deferred tax assets	43,665	36,146
Deferred tax liabilities:
Intangible Assets	(18,431)	(19,309)
Goodwill	(2,429)	(2,852)
Total deferred tax liabilities	(20,860)	(22,161)
Net deferred tax assets before valuation allowance	22,805	13,985
Less valuation allowance	(40,347)	(32,550)
Net deferred tax asset (liabilities)	(17,542)	(18,565)
Deferred tax assets, non-current	104	80
Deferred tax liabilities, non-current	(17,646)	(18,645)
Net deferred tax assets (liabilities)	$(17,542)	$(18,565)

Income taxes differs from the amount computed by applying the statutory U.S. Federal income tax rate because of the effect of the following items:

	Years Ended December 31,
	2017	2016	2015
Income tax expense at U.S. statutory rate of 34%	$(20,946)	$(7,720)	$(4,003)
State income taxes, net of federal benefit	(2,261)	(1,186)	(353)
Effect of foreign subsidiaries	(283)	(291)	(687)
Tax credits	(686)	(633)	(669)
Other permanent items	(2,374)	(1,183)	(451)
Change in uncertain tax positions	—	124	—
True-up from prior years	—	(831)	—
Change in domestic tax rate	19,353	—	—
Other	330	(113)	101
Change in valuation allowance	6,458	12,350	7,287
Income tax	$(409)	$517	$1,225

On December 22, 2017, new federal tax reform legislation was enacted in the United States, resulting in significant changes from previous tax law. The 2017 Tax Act reduces the federal corporate income tax rate to 21% from 35% effective January 1, 2018.  The 2017 Tax Act also changes the taxation of foreign earnings, and companies generally will not be subject to United States federal income taxes upon the receipt of dividends from foreign subsidiaries and will not be permitted foreign tax credits related to such dividends.  Additionally, upon enactment, there is a one-time deemed repatriation tax on undistributed foreign earnings and profits (the “transition tax”).

The key impacts of the Tax Act on the Company’s financial statements were the re-measurement of deferred tax balances to the new corporate tax rate and the calculation of any impacts of the transition tax. The re-measurement of the deferred tax balances to the new corporate rate is complete and those amounts are not provisional.

Although the Company has taxable earnings and profits from its foreign subsidiaries, the Company does not expect any cash tax payments for the transition tax.  The amount of taxable foreign earnings and profits was significantly less than the Company’s expected tax losses for 2017 therefore the Company will fully utilize these losses to offset the income inclusion regarding the transition tax. The adjustments to deferred tax assets related to the transition tax are provisional amounts estimated based on information available as of December 31, 2017. The Company has not obtained, prepared and analyzed the information necessary to finalize its computations and accounting for its accumulated foreign earnings. These amounts are subject to change as the Company obtains information necessary to complete the calculations. The Company will recognize any changes to the provisional amounts as we refine our estimates.

As part of the Company’s accounting for the acquisitions, a portion of the purchase price was allocated to goodwill. The acquired goodwill is deductible for tax purposes and amortized over fifteen years for income tax purposes. Under GAAP, the acquired goodwill is not amortized in the Company’s financial statements, as such a deferred income tax expense and a deferred tax liability arise as a result of the tax deductibility for this amount for tax purposes but not for financial statement purposes. The resulting deferred tax liability, which is expected to continue to increase over time will remain on the Company’s balance sheet indefinitely unless there is an impairment of the asset. As a result of the Tax Act and the changes it made to net operating loss carry forward rules, the Company is now able to use the above deferred tax liability as a source of future taxable income in evaluating the need for a valuation allowance.  This change resulted in a deferred tax benefit of $1,693.

As of December 31, 2017 and 2016, the Company maintained a valuation allowance against all of its net deferred tax assets, excluding goodwill, attributable to operations in the United States as the realization was not considered more likely than not.

The net change in the total valuation allowance for the years ended December 31, 2017, 2016 and 2015 was $6,458 , $12,350 and $7,287, respectively.

On January 1, 2017, the company adopted ASU 2016-09.  Prior to adopting the ASU, the Company recognized tax benefits associated with the exercise of SARs and stock options and vesting of RSUs directly to stockholders’ equity only when the tax benefit reduces income tax payable on the basis that a cash tax savings has occurred.  As a result of adopting this ASU the Company recognized the benefit of net operating loss carryovers that were created as a result of previous windfall tax deductions.  The gross amount of windfall deductions that were previously not recognized was approximately $6,529.  Due to a full valuation allowance, the recognition of the benefit for the windfall deductions did not have any impact to the consolidated balance sheet or consolidated statement of operations.

As of December 31, 2017 and 2016, the Company had potentially utilizable federal net operating loss tax carryforwards of $76,062  and $34,380, respectively. As of December 31, 2017 and 2016, the Company had potentially utilizable state net operating loss tax carryforwards of $159,554 and $61,554, respectively. The net operating loss carryforwards expire at various times through 2037. At December 31, 2017 and December 31, 2016, the Company had potentially utilizable foreign net operating loss carryforwards of $14,832  and $6,947, respectively. The foreign net operating loss carryforwards expire on various dates through 2037.

The utilization of the Company’s net operating losses may be subject to a substantial limitation due to the “change of ownership provisions” under Section 382 of the Internal Revenue Code and similar state provisions. Such limitation may result in the expiration of the net operating loss carryforwards before their utilization.

As of December 31, 2017, the Company has not provided deferred income taxes on the undistributed earnings of its foreign subsidiaries. The amount of such earnings was $26,069. These earnings have been permanently reinvested and the Company does not plan to initiate action that would precipitate the payment of income taxes thereon. It is not practicable to estimate the amount of additional tax that might be payable on these undistributed earnings.

The following table is a reconciliation of the beginning and ending amount of unrecognized tax benefits:

	2017	2016	2015
Balance at January 1,	$856	$775	$775
Additions for tax positions related to prior years	—	—	—
Additions for tax positions	—	81	—
Reductions for tax positions of prior years	—	—	—
Settlements	—	—	—
Balance at December 31,	$856	$856	$775

The company accrued interest and penalties related to uncertain tax positions of $43 for the year ended December 31, 2016.  No interest and penalties related to unrecognized tax benefits were accrued during the years ended December 31, 2017 and 2015.  Interest and penalties are not reflected in the table above and are included in income tax expense.

As of December 31, 2017, $775 of the unrecognized tax benefits have been recorded as a reduction to the Company’s federal and state net operating loss tax carryforwards in deferred tax assets.  Due to the existence of the Company’s valuation allowance, these unrecognized tax benefits, if recognized, would not impact the Company’s effective income tax rate.  The remaining balance of $81, if recognized, would affect the effective tax rate. The Company is subject to U.S. federal and state examinations by tax authorities from 2014 and 2013, respectively. The Company is also subject to examinations in its material non-U.S. jurisdictions for 2012 and later years. The Company does not expect any significant changes to its unrecognized tax positions during the next twelve months.

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

On July 18, 2016, CalAmp Corp. filed its answer to the Company’s complaint and counterclaim for (1) declaratory judgment of unenforceability of the Company’s patents in-suit; (2) inequitable conduct related to the U.S. Patent and Trademark Office action to correct the one of the patents in-suit; and (3) an award of legal fees to CalAmp Corp.

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

Each of the Company and CalAmp have filed motions for summary judgment with respect to CalAmp’s counterclaim for inequitable conduct related to the U.S. Patent and Trademark Office action to correct the one remaining patent-in-suit.  CalAmp’s motion requested summary judgment finding inequitable conduct rendering the patent unenforceable and providing a basis to seek an award of its legal fees. The Company’s motion requested summary judgment to dismiss such counterclaim.

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

In addition to the foregoing matters, the Company is involved in various litigation claims or matters involving ordinary and routine claims incidental to its business.  While the outcome of any such claims or litigation cannot be predicted with certainty, management currently believes that the outcome of these proceedings, either individually or in the aggregate, will not have a material adverse effect on the Company’s business, results of operations or financial condition.

Airtime credits

In 2001, in connection with the organization of ORBCOMM Europe and the reorganization of the ORBCOMM business in Europe, the Company agreed to grant certain country representatives in Europe approximately $3,736 in airtime credits. The Company has not recorded the airtime credits as a liability for the following reasons: (i) the Company has no obligation to pay the unused airtime credits if they are not utilized; and (ii) the airtime credits are earned by the country representatives only when the Company generates revenue from the country representatives. The airtime credits have no expiration date. Accordingly, the Company is recording airtime credits as services are rendered and these airtime credits are recorded net of revenues from the country representatives. For the years ended December 31, 2017, 2016 and 2015 airtime credits used totaled approximately $31, $28, and $29, respectively. As of December 31, 2017 and 2016 unused credits granted by the Company were approximately $1,978 and $2,009, respectively.

Operating leases

The Company leases office, storage and other facilities under agreements classified as operating leases which expire through 2024. Future minimum lease payments, by year and in the aggregate, under non-cancelable operating leases with initial or remaining terms of one year or more as of December 31, 2017 are as follows:

Years ending December 31,
2018	$4,040
2019	4,023
2020	3,551
2021	2,933
2022	2,092
Thereafter	3,375
$20,014

Rent expense for the years ended December 31, 2017, 2016 and 2015 was approximately $3,401, $3,047 and $2,692, respectively, and is recognized on a straight line basis over the lease term.

Agreements with carrier data providers

The Company has contractual minimum payments under the terms of its agreements with certain carrier data providers. Future minimum payments, based on the number of subscribers as of December 31, 2017, for the years ended December 31, 2018, 2019, 2020 and 2021 are $7,761, $7,351, $5,327 and $5,327 respectively.

Agreement with vendor parts supplier

The Company has contractual minimum payments under the terms of its agreements with a vendor parts supplier.  Future minimum payments for the years ended December 31, 2018 and 2019 are $1,950 and $1,058, respectively.

Note 16.    Employee Incentive Plans

The Company maintains a 401(k) plan. All employees who have been employed for three months or longer are eligible to participate in the plan. Employees may contribute up to 15% of eligible compensation to the plan, subject to certain limitations. The Company has the option of matching up to 50% of the amount contributed by each employee up to 6% of employee’s compensation. In addition, the plan contains a discretionary contribution component pursuant to which the Company may make an additional annual contribution. Contributions vest over a five-year period from the employee’s date of employment. For the years ended December 31, 2017, 2016 and 2015, the Company made $766, $514 and $488 in contributions, respectively.

Note 17.    Supplemental Disclosure of Noncash Investing and Financing Activities

	Years ended December 31,
	2017	2016	2015
Investing activities:
Acquisition-related contingent consideration	$10,611	$514	$542
Common stock issued in connection with the acquisition of businesses	2,764	—	—
Capital expenditures incurred not yet paid	755	835	3,874
Capital expenditure milestone payable incurred not yet paid	—	4,609	—
Stock-based compensation included in capital expenditures	453	314	195
Capitalized interest expense included in accrued liabilities	—	—	894
Financing activities:
Common stock issued as form of payment for MPUs	—	—	358
Common stock issued as payment for contingent consideration	347	352	—
Series A convertible preferred stock dividend paid in kind	12	14	36

Note 18.    Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2017
Revenues	$51,921	$56,957	$69,366	$75,976
Loss from operations	(375)	(1,900)	(34,221)	(4,386)
Net loss attributable to ORBCOMM Inc.	(3,343)	(10,740)	(39,682)	(7,519)
Net loss per common share-basic:
Net loss attributable to ORBCOMM Inc.	(0.05)	(0.15)	(0.54)	(0.10)
Net loss per common share-diluted
Net loss attributable to ORBCOMM Inc.	(0.05)	(0.15)	(0.54)	(0.10)
Weighted-average shares outstanding (in thousands):
Basic	71,424	71,978	73,762	74,325
Diluted	71,424	71,978	73,762	74,325

2016
Revenues	$43,560	$50,064	$46,288	$46,832
Loss from operations	(114)	(1,615)	(12,053)	(704)
Net loss attributable to ORBCOMM Inc.	(2,096)	(4,169)	(14,041)	(3,205)
Net loss per common share-basic:
Net loss attributable to ORBCOMM Inc.	(0.03)	(0.06)	(0.20)	(0.05)
Net loss per common share-diluted
Net loss attributable to ORBCOMM Inc.	(0.03)	(0.06)	(0.20)	(0.05)
Weighted-average shares outstanding (in thousands):
Basic	70,700	70,900	70,997	71,032
Diluted	70,700	70,900	70,997	71,032

Schedule II — Valuation and Qualifying Accounts

	Col. B	Col. C					Col. E
Description	Balance at Beginning of the Period	Charged to Costs and Expenses	Charged to Other Accounts		Col. D Deductions		Balance at End of the Period
	(Amounts in thousands)
Year ended December 31, 2017
Allowance for doubtful receivables	$1,057	85	742	(1)	—		$400
Deferred tax asset valuation allowance	$32,550	6,458	—	(2)	1,339	(3)	$40,347
Year ended December 31, 2016
Allowance for doubtful receivables	$1,233	310	486	(1)	—		$1,057
Deferred tax asset valuation allowance	$20,200	12,350	—	(2)	—	(3)	$32,550
Year ended December 31, 2015
Allowance for doubtful receivables	$706	669	142	(1)	—		$1,233
Deferred tax asset valuation allowance	$12,913	7,287	—	(2)	—	(3)	$20,200

(1)	Amounts relate to write-offs net of recoveries.
(2)	Amounts relate to differences in foreign exchange rates.
(3)	Amounts relate to deferred tax assets acquired in acquisitions.