Form 10-Q
period 2018-03-31
ORBCOMM Inc.
filed 2018-05-03
CIK 1361983

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

The number of shares outstanding of the registrant’s common stock as of April 30, 2018 is 78,422,647.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ORBCOMM Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value and share data)

(Unaudited)

	March 31,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$28,225	$34,830
Accounts receivable, net of allowance for doubtful accounts of $1,083 and $400, respectively	48,512	46,900
Inventories	48,250	42,437
Prepaid expenses and other current assets	19,798	18,692
Total current assets	144,785	142,859
Satellite network and other equipment, net	171,633	174,178
Goodwill	166,436	166,678
Intangible assets, net	96,058	99,339
Other assets	12,686	12,036
Deferred income taxes	161	104
Total assets	$591,759	$595,194
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$24,040	$29,298
Accrued liabilities	43,329	33,016
Current portion of deferred revenue	4,631	6,263
Total current liabilities	72,000	68,577
Note payable - related party	1,400	1,366
Note payable, net of unamortized deferred issuance costs	245,325	245,131
Deferred revenue, net of current portion	3,304	2,459
Deferred tax liabilities	18,519	17,646
Other liabilities	11,889	13,619
Total liabilities	352,437	348,798
Commitments and contingencies
Equity:
ORBCOMM Inc. stockholders' equity
Series A Convertible Preferred Stock, par value $0.001; 1,000,000 shares authorized; 37,544 shares issued and outstanding at March 31, 2018 and December 31, 2017	376	376
Common stock, par value $0.001; 250,000,000 shares authorized; 75,010,790 and 74,436,579 shares issued at March 31, 2018 and December 31, 2017	75	74
Additional paid-in capital	413,866	411,298
Accumulated other comprehensive income	674	256
Accumulated deficit	(176,331)	(166,245)
Less treasury stock, at cost; 29,990 shares at March 31, 2018 and December 31, 2017	(96)	(96)
Total ORBCOMM Inc. stockholders' equity	238,564	245,663
Noncontrolling interest	758	733
Total equity	239,322	246,396
Total liabilities and equity	$591,759	$595,194

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ORBCOMM Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues:
Service revenues	$37,992	$29,512
Product sales	29,981	22,409
Total revenues	67,973	51,921
Cost of revenues, exclusive of depreciation and amortization shown below:
Cost of services	15,548	9,569
Cost of product sales	23,511	17,648
Operating expenses:
Selling, general and administrative	17,500	12,241
Product development	2,813	1,588
Depreciation and amortization	12,223	11,022
Acquisition - related and integration costs	606	228
Loss from operations	(4,228)	(375)
Other income (expense):
Interest income	475	118
Other (expense) income	(167)	5
Interest expense	(5,200)	(2,426)
Total other expense	(4,892)	(2,303)
Loss before income taxes	(9,120)	(2,678)
Income taxes	943	623
Net loss	(10,063)	(3,301)
Less: Net income attributable to the noncontrolling interests	23	42
Net loss attributable to ORBCOMM Inc.	$(10,086)	$(3,343)
Net loss attributable to ORBCOMM Inc. common stockholders	$(10,086)	$(3,343)
Per share information-basic:
Net loss attributable to ORBCOMM Inc. common stockholders	$(0.13)	$(0.05)
Per share information-diluted:
Net loss attributable to ORBCOMM Inc. common stockholders	$(0.13)	$(0.05)
Weighted average common shares outstanding:
Basic	74,729	71,424
Diluted	74,729	71,424

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ORBCOMM Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net loss	$(10,063)	$(3,301)
Other comprehensive income - Foreign currency translation adjustments	420	196
Other comprehensive income	420	196
Comprehensive loss	(9,643)	(3,105)
Less: Comprehensive (income) attributable to noncontrolling interests	(25)	(36)
Comprehensive loss attributable to ORBCOMM Inc.	$(9,668)	$(3,141)

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ORBCOMM Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(10,063)	$(3,301)
Adjustments to reconcile net loss to net cash provided by operating activities:
Change in allowance for doubtful accounts	881	(36)
Change in the fair value of acquisition-related contingent consideration	(1,508)	(495)
Amortization and write off of deferred financing fees	194	229
Depreciation and amortization	12,223	11,022
Stock-based compensation	1,707	1,524
Foreign exchange loss (gain)	176	(26)
Deferred income taxes	779	155
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(2,155)	(6,399)
Inventories	(5,549)	(151)
Prepaid expenses and other assets	1,070	1,768
Accounts payable and accrued liabilities	2,076	(3,461)
Deferred revenue	(578)	(229)
Other liabilities	(435)	(98)
Net cash (used in) provided by operating activities	(1,182)	502
Cash flows from investing activities:
Capital expenditures	(5,623)	(5,645)
Net cash (used in) investing activities	(5,623)	(5,645)
Cash flows from financing activities:
Net cash provided by (used in) financing activities	—	—
Effect of exchange rate changes on cash and cash equivalents	200	75
Net decrease in cash and cash equivalents	(6,605)	(5,068)
Beginning of period	34,830	25,023
End of period	$28,225	$19,955
Supplemental disclosures of cash flow information:
Cash paid for
Interest	$—	$2,194
Income taxes	$—	$—
Supplemental schedule of noncash investing and financing activities
Noncash investing and financing activities:
Capital expenditures incurred not yet paid	$1,314	$1,391
Stock-based compensation related to capital expenditures	$159	$131

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ORBCOMM Inc.

Condensed Consolidated Statements of Changes in Equity

Three Months Ended 2018 and 2017

(in thousands, except share data)

(Unaudited)

						Accumulated
	Series A convertible				Additional	other
	Preferred stock		Common stock		paid-in	comprehensive	Accumulated	Treasury stock		Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	income (loss)	deficit	Shares	Amount	interests	equity
Balances, January 1, 2018	37,544	$376	74,436,579	$74	$411,298	$256	$(166,245)	29,990	$(96)	$733	$246,396
Vesting of restricted stock units	—	—	459,039	1	—	—	—	—	—	—	1
Stock-based compensation	—	—	—	—	1,741	—	—	—	—	—	1,741
Common stock issued as payment for MPUs	—	—	81,277	—	827	—	—	—	—	—	827
Exercise of SARs	—	—	33,895	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	(10,086)	—	—	23	(10,063)
Foreign currency translation adjustments	—	—	—	—	—	418	—	—	—	2	420
Balances, March 31, 2018	37,544	$376	75,010,790	$75	$413,866	$674	$(176,331)	29,990	$(96)	$758	$239,322
Balances, January 1, 2017	36,466	$364	71,111,863	$71	$386,920	$(1,089)	$(104,949)	29,990	$(96)	$647	$281,868
Vesting of restricted stock units	—	—	554,469	1	—	—	—	—	—	—	1
Stock-based compensation	—	—	—	—	1,498	—	—	—	—	—	1,498
Exercise of SARs	—	—	29,470	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	(3,343)	—	—	42	(3,301)
Foreign currency translation adjustments	—	—	—	—	—	202	—	—	—	(6)	196
Balances, March 31, 2017	36,466	$364	71,695,802	$72	$388,418	$(887)	$(108,292)	29,990	$(96)	$683	$280,262

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ORBCOMM Inc.

Notes to the Condensed Consolidated Financial Statements

(All amounts in thousands except share amounts, per share amounts or unless otherwise noted)

1. Organization and Business

ORBCOMM Inc. (“ORBCOMM” or the “Company”), a Delaware corporation, is a global provider of industrial Internet of Things (“IoT”) solutions, including network connectivity, devices, device management and web reporting applications. The Company’s industrial IoT products and services are designed to track, monitor, control and enhance security for a variety of assets, such as trailers, trucks, rail cars, sea containers, power generators, fluid tanks, marine vessels, diesel or electric powered generators (“gensets”), oil and gas wells, pipeline monitoring equipment, irrigation control systems and utility meters, in industries for transportation & supply chain, heavy equipment, fixed asset monitoring, maritime and government. Additionally, the Company provides satellite Automatic Identification Service (“AIS”) data services to assist in vessel navigation and to improve maritime safety for government and commercial customers worldwide. Through two acquisitions in 2017, the Company added to its transportation product portfolio vehicle fleet management, as well as in-cab and fleet vehicle solutions. The Company provides its services using multiple network platforms, including a constellation of low-Earth orbit (“LEO”) satellites and accompanying ground infrastructure, as well as terrestrial-based cellular communication services obtained through reseller agreements with major cellular (Tier One) wireless providers. The Company also offers customer solutions utilizing additional satellite network service options that the Company obtains through service agreements entered into with multiple mobile satellite providers. The Company’s satellite-based customer solution offerings use small, low power, mobile satellite subscriber communicators for remote asset connectivity, and the Company’s terrestrial-based solutions utilize cellular data modems with subscriber identity modules (“SIMs”). The Company also resells service using the two-way Inmarsat satellite network to provide higher bandwidth, low-latency satellite products and services, leveraging the Company’s IsatDataPro (“IDP”) technology. The Company’s customer solutions provide access to data gathered over these systems via connections to other public or private networks, including the Internet. The Company provides what it believes is the most versatile, leading-edge industrial IoT solutions in its markets to enable its customers to run their business more efficiently.

2. Summary of Significant Accounting Principles

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to SEC rules. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The accompanying financial statements are unaudited and, in the opinion of management, include all adjustments (including normal recurring accruals) necessary for a fair presentation of the consolidated financial position, results of operations, comprehensive income and cash flows for the periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. The financial statements include the accounts of the Company, its wholly-owned and majority-owned subsidiaries, and investments in variable interest entities in which the Company is determined to be the primary beneficiary. All significant intercompany accounts and transactions have been eliminated in consolidation. The portions of majority-owned subsidiaries that the Company does not own are reflected as noncontrolling interests in the condensed consolidated balance sheets.

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

Although the Company owns interests in companies that it accounts for pursuant to the equity method, the investments in those entities had no carrying value as of March 31, 2018 and December 31, 2017. The Company has no guarantees or other funding obligations to those entities. The Company had no equity in or losses of those investees for the three months ended March 31, 2018 and 2017.

Acquisition-related and Integration Costs

Acquisition-related and integration costs are expensed as incurred and are presented separately on the condensed consolidated statement of operations. These costs may include professional services expenses and identifiable integration costs directly attributable to acquisitions.

Revenue Recognition

On January 1, 2018, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2014-09 “Revenue from Contracts with Customers” (“ASU 2014-09”). The Company reviewed its contract portfolio and determined its application of ASU 2014-09 did not have a material impact on the comparability of revenue recognition prior to the adoption of ASU 2014-09.

The Company derives recurring service revenues mostly from monthly fees for industrial IoT connectivity services that consist of subscriber-based and recurring monthly usage fees for each subscriber communicator or SIM activated for use on its satellite network and the other satellite networks and cellular wireless networks that the Company resells to its resellers, Market Channel Partners (“MCPs”) and Market Channel Affiliates (“MCAs”), and direct customers. In addition, the Company provides recurring AIS data services for government and commercial customers worldwide. The Company also earns recurring service revenues from activations of subscriber communicators and SIMs, optional separately priced extended warranty service agreements extending beyond the initial warranty period, typically one year, which are billed to the customer upon shipment of a subscriber communicator, and royalty fees relating to the manufacture of subscriber communicators under a manufacturing agreement.

Service revenue derived from usage fees are generally based upon the data transmitted by a customer, the overall number of subscriber communicators and/or SIMs activated by each customer, and whether the Company provides services through its value-added portal. Using the output method, these service revenues are recognized over time, as services are rendered, or at a point in time, based on the contract terms. AIS service revenues are generated over time from monthly subscription based services supplying AIS data to its customers and resellers using the output method. Revenues from the activation of both subscriber communicators and SIMs are initially recorded as deferred revenues and are, thereafter, recognized on a ratable basis using a time-based output method, generally over three years, which is the estimated life of the subscriber communicator. Revenues from separately priced extended warranty service agreements extending beyond the initial warranty period of one year are initially recorded as deferred revenues and are, thereafter, recognized on a ratable basis using a time-based output method, generally over two to five years. Revenues generated from royalties relating to the manufacture of subscriber communicators by third parties are recognized at a point in time when the third party notifies the Company of the units it has manufactured and a unique serial number is assigned to each unit by the Company.

The Company earns other service revenues from installation services and fees from providing engineering, technical and management support services to customers. Revenues generated from installation services are recognized at a point in time using the output method when the services are completed. Revenues generated from providing engineering, technical and management support services to customers are recognized over time as the service is provided. The Company also generates other service revenues through the sale of software licenses to its customers, which is recognized at a point in time using the output method when the license is provided to the customer.

Product revenues are derived from sales of complete industrial IoT telematics devices, modems or cellular wireless SIMs (for the Company’s terrestrial-communication services) to the Company’s resellers (i.e., MCPs and MCAs) and direct customers. Product revenue is recognized at a point in time when title transfers, when the products are shipped or when customers accept the products, depending on the specific contractual terms. Sales of subscriber communicators and SIMs are not subject to return and title and risk of loss pass to the customer generally at the time of shipment.

Amounts received prior to the performance of services under customer contracts are recognized as deferred revenues and revenue recognition is deferred until such time that all revenue recognition criteria have been met. Deferred revenues as of March 31, 2018 and December 31, 2017 consisted of the following:

	March 31,	December 31,
	2018	2017
Service activation fees	$5,375	$5,509
Prepaid services	2,021	2,754
Extended warranty revenues	539	459
	7,935	8,722
Less current portion	(4,631)	(6,263)
Long-term portion	$3,304	$2,459

During the quarter ended March 31, 2018, the Company recognized revenue of $2,580 which was included as deferred revenue as of December 31, 2017.

Shipping costs billed to customers are included in product sales revenues and the related costs are included as costs of product sales.

The Company generates revenue from leasing arrangements of subscriber communicators, under FASB Accounting Standards Codification 840 (“ASC 840”) “Leases”, using the estimated selling prices for each of the deliverables recognized.  Product and installation revenues associated with these arrangements are recognized upon shipment or installation of the subscriber communicator, depending on the specific contractual terms. Service and warranty revenues are recognized on an accrual basis, as services are rendered, or on a cash basis, if collection from the customer is not reasonably assured at the time the service is provided.

The following table summarizes the components of revenue from contracts with customers, as well as revenue recognized under ASC 840:

	Three Months Ended March 31,
	2018	2017
Revenue from contracts with customers:
Recurring service revenues	$36,725	$27,945
Other service revenues	1,267	1,567
Total service revenue	37,992	29,512
Product revenue	27,712	22,409
Total revenue from contracts with customers	65,704	51,921
Revenue recognized under ASC 840	2,269	—
Total revenues	$67,973	$51,921

The Company enters into contracts with its customers that include multiple performance obligations, which typically include subscriber communicators, monthly usage fees and optional extended warranty service agreements. The Company evaluates each item to determine whether it represents a promise to transfer a distinct good or service to the customer and therefore is a separate performance obligation under ASU 2014-09.  If a contract is separated into more than one performance obligation, we allocate the total transaction price to each performance obligation in an amount based on the estimated relative standalone selling prices of the promised goods or services underlying each performance obligation. The Company uses an observable price to determine the stand-alone selling price for separate performance obligations or a cost plus margin approach when one is not available.

If an arrangement provided to a customer has a significant and incremental discount on future revenue, such right is considered a performance obligation and a proportionate amount of the discount should be allocated to each element based on the relative standalone selling price of each element, regardless of the discount. The Company has determined that arrangements provided to our customers do not include significant and incremental discounts.

The Company has elected not to disclose the value of unsatisfied performance obligations since any of these obligations would have an original expected length of one year or less.

Fair Value of Financial Instruments

The Company has no financial assets or liabilities that are measured at fair value on a recurring basis. However, if certain triggering events occur the Company is required to evaluate the non-financial assets for impairment and any resulting asset impairment would require that a non-financial asset be recorded at the fair value. FASB ASC Topic 820 “Fair Value Measurement Disclosure” prioritizes inputs used in measuring fair value into a hierarchy of three levels: Level 1- unadjusted quoted prices for identical assets or liabilities traded in active markets; Level 2 - inputs other than quoted prices included within Level 1 that are either directly or indirectly observable; and Level 3 - unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions that market participants would use in pricing.

The carrying value of the Company’s financial instruments, including cash, restricted cash, accounts receivable and accounts payable approximated their fair value due to the short-term nature of these items. As of March 31, 2018, the carrying amount and the fair value of the Company’s Senior Secured Notes (described in “Note 10 – Note Payable”) were $250,000 and $259,375, respectively. The fair values of the Senior Secured Notes are based on observable relevant market information. Fluctuations between the carrying amounts and the fair values of the Senior Secured Notes for the period presented are associated with changes in market interest rates. The Company may redeem all or part of the Senior Secured Notes at any time or from time to time at its option at specified redemption prices that would include “make-whole” premiums. Refer to “Note 10 – Note Payable” for more information. The fair value of the $1,400 book value Note payable - related party is de minimus.

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

There were no customers with revenues greater than 10% of the Company’s consolidated total revenues for the three months ended March 31, 2018 and 2017.

There were no customers with accounts receivable greater than 10% of the Company’s consolidated accounts receivable as of March 31, 2018 and December 31, 2017.

As of March 31, 2018, the Company did not maintain in-orbit insurance coverage for its ORBCOMM Generation 1 (“OG1”) or ORBCOMM Generation 2 (“OG2”) satellites to address the risk of potential systemic anomalies, failures or catastrophic events affecting its satellite constellation.

Inventories

Inventories are stated at the lower of cost or net realizable value, determined on a first-in, first-out basis. At March 31, 2018 and December 31, 2017, inventory consisted primarily of finished goods and purchased parts to be utilized by its contract manufacturer totaling $41,783 and $34,465, respectively, and $6,467 and $7,972, respectively, of raw materials, net of inventory obsolescence. The Company reviews inventory quantities on hand and evaluates the realizability of inventories and adjusts the carrying value as necessary based on forecasted product demand. A provision, recorded in cost of product on the Company’s consolidated statement of operations, is made for potential losses on slow moving and obsolete inventories when identified.

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

3. Acquisitions

Blue Tree Systems Limited

On October 2, 2017, pursuant to a share purchase agreement (the “Share Purchase Agreement”) entered into by ORBCOMM Technology Ireland Limited, a wholly owned subsidiary of the Company, and Blue Tree Systems Investment Limited, Investec Ventures Ireland Limited and certain individual sellers (collectively, the “Sellers”), the Company completed the acquisition of 100% of the outstanding shares of Blue Tree Systems Limited, for an aggregate consideration of (i) $34,331 in cash, subject to a working capital adjustment; (ii) issuance of 191,022 shares of the Company’s common stock, valued at $10.47 per share, which reflected the Company’s common stock closing price one business day prior to the closing date; and (iii) additional consideration up to $5,750 based on Blue Tree Systems Limited achieving certain operational objections, payable in stock or a combination of cash and stock at the Company’s election (the “Blue Tree Acquisition”).

Preliminary Estimated Purchase Price Allocation

The Blue Tree Acquisition has been accounted for using the acquisition method of accounting. This method requires that assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date (the “Acquisition Method”). The excess of the preliminary purchase price over the preliminary net assets was recorded as goodwill. The preliminary allocation of the purchase price was based upon a preliminary valuation and the estimates and assumptions are subject to change during the one year measurement period.  During the quarter ended March 31, 2018, the Company recorded a measurement period adjustment related to certain working capital accounts, which resulted in a decrease in goodwill of $393. The total consideration for the Blue Tree Acquisition was $37,107, of which $776 represents acquisition date contingent consideration at fair value, in a debt free, cash free transaction. The preliminary estimated purchase price allocation for the acquisition is as follows:

Amount
Cash	$656
Accounts receivable	2,335
Inventories	1,395
Prepaid expenses and other current assets	992
Property, plant and equipment	72
Intangible assets	12,020
Total identifiable assets acquired	17,470
Accounts payable	4,124
Accrued expenses	778
Deferred tax liability	1,503
Total liabilities assumed	6,405
Net identifiable assets acquired	11,065
Goodwill	26,042
Total preliminary purchase price	$37,107

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

Indemnification Asset

In connection with the Share Purchase Agreement, the Company entered into an escrow agreement with the Sellers and an escrow agent. Under the terms of this escrow agreement, $3,675 was placed in an escrow account through April 2019 to fund any indemnification obligations to the Company under the Share Purchase Agreement. Under the terms of the escrow agreement, as of any release date for any portion of the escrow amount, the value of any then submitted and unresolved indemnification claims shall be retained in the escrow amount until such time as the applicable claims are resolved.

Contingent Consideration

Additional consideration is conditionally due to the Sellers upon achievement of certain financial milestones through December 2018. The fair value measurement of the contingent consideration obligation is determined using Level 3 unobservable inputs supported by little or no market activity based on the Company’s own assumptions. The estimated fair value of the contingent consideration was determined based on the Company’s preliminary estimates using the probability-weighted discounted cash flow approach. As of March 31, 2018 and December 31, 2017, the Company recorded $823 and $776, respectively, in non-current liabilities on the condensed consolidated balance sheet in connection with the contingent consideration. For the three months ended March 31, 2018, an expense of $47 was recorded in SG&A in the condensed consolidated statement of operations for accretion associated with the contingent consideration.

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

Preliminary Estimated Purchase Price Allocation

The inthinc Acquisition has been accounted for using the Acquisition Method. The excess of the preliminary purchase price over the preliminary net assets was recorded as goodwill. The preliminary allocation of the purchase price was based upon a preliminary valuation and the estimates and assumptions are subject to change during the one year measurement period.  During the quarter ended March 31, 2018, the Company recorded a measurement period adjustment related to accrued expenses, which resulted in an increase in goodwill of $151. The total consideration for the inthinc Acquisition was $44,835, of which $9,835 represents acquisition date contingent consideration at fair value, in a debt free, cash free transaction. The preliminary estimated purchase price allocation for the acquisition is as follows:

Amount
Accounts receivable	$2,345
Inventories	906
Prepaid expenses and other current assets	112
Property, plant and equipment	258
Lease receivable	5,067
Intangible assets	16,000
Total identifiable assets acquired	24,688
Accounts payable	4,613
Accrued expenses	275
Other current and non-current liabilities	1,326
Total liabilities assumed	6,214
Net identifiable assets acquired	18,474
Goodwill	26,361
Total preliminary purchase price	$44,835

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

Acquired Customer Product Liability

As a result of the inthinc Acquisition, the Company acquired customer product obligations on inthinc’s product sales. The Company’s analysis of the customer product liabilities are estimated based on the historical costs of inthinc to replace or fix products for customers, as well as installations costs associated with these obligations. As the Company continues to gather additional information, these accrual estimates may differ from actual results and adjustments to the estimated customer product liability would be required. The Company continues to evaluate customer product liabilities relating to the inthinc Acquisition throughout the measurement period. If the Company determines that adjustments to these amounts are required during the remainder of the measurement period, such amounts will be recorded as an adjustment to goodwill. On June 9, 2017, the Company had estimated additional product liabilities obligations of $1,032 relating to customer product obligations it was investigating associated with the inthinc Acquisition. As of March 31, 2018, the Company had a remaining liability of $832 in accrued expenses on the condensed consolidated balance sheet in connection with this acquired product liabilities obligation.

Contingent Consideration

Additional consideration is conditionally due to the inthinc sellers upon achievement of certain financial milestones through June 2019. The fair value measurement of the contingent consideration obligation is determined using Level 3 unobservable inputs supported by little or no market activity based on the Company’s own assumptions. The estimated fair value of the contingent consideration was determined based on the Company’s preliminary estimates using the probability-weighted discounted cash flow approach. As of March 31, 2018 and December 31, 2017, the Company recorded $7,758 and $9,313 in other non-current liabilities on the condensed consolidated balance sheet in connection with the contingent consideration.  One financial milestone for this additional consideration is estimated to be met at a lower than previously estimated level, and therefore, the Company recorded a reduction of the contingent liability of $1,555 in selling, general and administrative (“SG&A”) expenses in the condensed consolidated statement of operations for the quarter ended March 31, 2018.

4. Stock-based Compensation

The Company’s stock-based compensation plan consist of its 2016 Long Term Incentives Plan (the 2016 LTIP”). As of March 31, 2018, there were 4,342,847 shares available for grant under the 2016 LTIP.

Total stock-based compensation recorded by the Company for the three months ended March 31, 2018 and 2017 was $1,707 and $1,524, respectively. Total capitalized stock-based compensation for the three months ended March 31, 2018 and 2017 was $159 and $131, respectively.

The following table summarizes the components of stock-based compensation expense in the condensed consolidated statements of operations for the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,
	2018	2017
Cost of services	$164	$159
Cost of product sales	39	23
Selling, general and administrative	1,292	1,272
Product development	212	70
Total	$1,707	$1,524

As of March 31, 2018, the Company had unrecognized compensation costs for all share-based payment arrangements totaling $6,573.

Time-Based Stock Appreciation Rights

A summary of the Company’s time-based stock appreciation rights (“SARs”) for the three months ended March 31, 2018 is as follows:

			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
	Number of	Average	Contractual	Value
	Shares	Exercise Price	Term (years)	(In thousands)
Outstanding at January 1, 2018	2,564,394	$5.38
Granted	—	—
Exercised	(57,000)	5.28
Forfeited or expired	—	—
Outstanding at March 31, 2018	2,507,394	$5.32	4.60	$9,173
Exercisable at March 31, 2018	2,447,394	$5.35	4.49	$9,574
Vested and expected to vest at March 31, 2018	2,507,394	$5.32	4.60	$9,173

For the three months ended March 31, 2018 and 2017, the Company recorded stock-based compensation expense of $60 and $154 relating to these time-based SARs, respectively. As of March 31, 2018, $272 of total unrecognized compensation cost related to the SARs is expected to be recognized through December 2019.

The intrinsic value of the time-based SARs exercised during the three months ended March 31, 2018 was $286.

Performance-Based Stock Appreciation Rights

A summary of the Company’s performance-based SARs for the three months ended March 31, 2018 is as follows:

			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
	Number of	Average	Contractual	Value
	Shares	Exercise Price	Term (years)	(In thousands)
Outstanding at January 1, 2018	504,473	$5.80
Granted	—	—
Exercised	(8,100)	2.58
Forfeited or expired	—	—
Outstanding at March 31, 2018	496,373	$5.75	3.44	$2,921
Exercisable at March 31, 2018	496,373	$5.75	3.44	$2,921
Vested and expected to vest at March 31, 2018	496,373	$5.75	3.44	$2,921

For the three months ended March 31, 2018 and 2017, the Company recorded stock-based compensation expense of $0 relating to the performance-based SARs, respectively. As of March 31, 2018, there was no unrecognized compensation cost related to these SARs expected to be recognized.

The intrinsic value of the performance-based SARs exercised during the three months ended March 31, 2018 was $63.

The fair value of each time-based and performance-based SAR award is estimated on the date of grant using the Black-Scholes option pricing model with the assumptions described below. For the periods indicated the expected volatility was based on the Company’s historical volatility over the expected terms of the SAR awards. Estimated forfeitures were based on voluntary and involuntary termination behavior, as well as analysis of actual forfeitures. The risk-free interest rate was based on the U.S. Treasury yield curve at the time of the grant over the expected term of the SAR grants. The Company did not grant time-based or performance-based SARs during the three months ended March 31, 2018.

Three Months Ended March 31,
2017
Risk-free interest rate	2.10%
Expected life (years)	6.0
Estimated volatility factor	59.85%
Expected dividends	None

Time-based Restricted Stock Units

A summary of the Company’s time-based restricted stock units (“RSUs”) for the three months ended March 31, 2018 is as follows:

	Shares	Weighted- Average Grant Date Fair Value
Balance at January 1, 2018	818,480	$9.95
Granted	44,950	10.15
Vested	(288,474)	8.79
Forfeited or expired	(10,941)	10.28
Balance at March 31, 2018	564,015	$10.17

For the three months ended March 31, 2018 and 2017, the Company recorded stock-based compensation expense of $949 and $700 related to the time-based RSUs, respectively. As of March 31, 2018, $4,623 of total unrecognized compensation cost related to the RSUs is expected to be recognized through March 2021.

Performance-based Restricted Stock Units

A summary of the Company’s performance-based RSUs for the three months ended March 31, 2018 is as follows:

	Shares	Weighted- Average Grant Date Fair Value
Balance at January 1, 2018	444,734	$9.48
Granted	—	—
Vested	(168,068)	9.16
Forfeited or expired	(38,288)	7.01
Balance at March 31, 2018	238,378	$9.98

For the three months ended March 31, 2018 and 2017, the Company recorded stock-based compensation expense of $503 and $440 related to the performance-based RSUs, respectively. As of March 31, 2018, $1,733 of total unrecognized compensation cost related to these RSUs is expected to be recognized through March 2019.

The fair value of the time-based and performance-based RSU awards are based upon the closing stock price of the Company’s common stock on the date of grant.

Performance Units

The Company grants Market Performance Units (“MPUs”) to its senior executives based on stock price performance over a three-year period measured on December 31 of each year in the performance period. The MPUs will vest in equal installments at the end of each year in the performance period only if the Company satisfies the stock price performance targets and continued employment by the senior executives through the dates the Compensation Committee has determined that the targets have been achieved. The value of the MPUs that will be earned each year ranges up to 15% of each of the senior executives’ base salaries in the year of the grant depending on the Company’s stock price performance target for that year. The value of the MPUs can be paid in either cash or common stock or a combination of cash and stock at the Company’s option. The MPUs are classified as a liability and are revalued at the end of each reporting period based on the awards fair value over a three-year period.

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

Three Months Ended March 31,
	2018	2017
Risk-free interest rate	2.03% to 2.36%	0.99% to 1.44%
Estimated volatility factor	29.0% to 32.0%	30.0% to 33.0%
Expected dividends	None	None

For the three months ended March 31, 2018 and 2017, the Company recorded stock-based compensation expense of $123 and $184, respectively, relating to these MPUs, respectively.

As of March 31, 2018, the Company recorded $368 and $124 in accrued expenses and other non-current liabilities, respectively, in its consolidated balance sheet. As of December 31, 2017, the Company recorded $895 and $301 in accrued expenses and other non-current liabilities, respectively, in its consolidated balance sheet.

In January 2018, the Company issued 81,277 shares of common stock as a form of payment in connection with MPUs for achieving the fiscal year 2015, 2016 and 2017 stock performance target with respect to the 2017 performance year.

Employee Stock Purchase Plan

The Company’s Board of Directors adopted the ORBCOMM Inc. Employee Stock Purchase Plan (“ESPP”) on February 16, 2016 and the Company’s shareholders approved the ESPP on April 20, 2016. Under the terms of the ESPP, 5,000,000  shares of the Company’s common stock are available for issuance, and eligible employees may have up to 10% of their gross pay deducted from their payroll up to a maximum of $25 per year to purchase shares of ORBCOMM common stock at a discount of up to 15% of its fair market value, subject to certain conditions and limitations. For the three months ended March 31, 2018 and 2017, the Company recorded stock-based compensation expense of $72 and $46, respectively, relating to the ESPP.

5. Net Loss Attributable to ORBCOMM Inc. Common Stockholders

The Company accounts for earnings per share (“EPS”) in accordance with ASC Topic 260, “Earnings Per Share” (“ASC 260”) and related guidance, which requires two calculations of EPS to be disclosed: basic and diluted. The numerator in calculating basic and diluted EPS is an amount equal to the net loss attributable to ORBCOMM Inc. common stockholders for the periods presented. The denominator in calculating basic EPS is the weighted average shares outstanding for the respective periods. The denominator in calculating diluted EPS is the weighted average shares outstanding, plus the dilutive effect of stock option grants, unvested SAR and RSU grants and shares of Series A convertible preferred stock for the respective periods. The following sets forth the basic and diluted calculations of EPS for the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,
	2018	2017
Net loss attributable to ORBCOMM Inc. common stockholders	$(10,086)	$(3,343)
Weighted average number of common shares outstanding:
Basic number of common shares outstanding	74,729	71,424
Dilutive effect of unvested SARs and RSUs and shares of Series A convertible preferred stock	—	—
Diluted number of common shares outstanding	74,729	71,424
Earnings per share:
Basic	$(0.13)	$(0.05)
Diluted	$(0.13)	$(0.05)

The computation of net loss attributable to ORBCOMM Inc. common stockholders for the three months ended March 31, 2018 and 2017 is as follows:

	Three Months Ended
	March 31,
	2018	2017
Net loss attributable to ORBCOMM Inc.	$(10,086)	$(3,343)
Preferred stock dividends on Series A convertible preferred stock	—	—
Net loss attributable to ORBCOMM Inc. common stockholders	$(10,086)	$(3,343)

6. Satellite Network and Other Equipment

Satellite network and other equipment consisted of the following:

	March 31,	December 31,
	2018	2017
Land	$381	$381
Satellite network	193,778	193,292
Capitalized software	51,676	45,062
Computer hardware	5,158	5,189
Other	5,759	5,276
Assets under construction	15,460	16,539
	272,212	265,739
Less: accumulated depreciation and amortization	(100,579)	(91,561)
	$171,633	$174,178

During the three months ended March 31, 2018 and 2017, the Company capitalized internal costs attributable to the design, development and enhancements of the Company’s products and services and internal-use software in the amount of $3,807 and $3,097, respectively.

Depreciation and amortization expense for the three months ended March 31, 2018 and 2017 was $8,942 and $8,330, respectively. This includes amortization of internal-use software of $936 and $1,351 for the three months ended March 31, 2018 and 2017, respectively.

For the three months ended March 31, 2018 and 2017, 48% and 65% of depreciation and amortization expense, respectively, relate to cost of services and 12% and 8%, respectively, relate to cost of product sales, as these assets support the Company’s revenue generating activities.

As of March 31, 2018 and December 31, 2017 assets under construction primarily consisted of costs associated with acquiring, developing and testing software and hardware for internal and external use that have not yet been placed into service.

7. Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price of an acquired business over the estimated fair values of the underlying net tangible and intangible assets. Goodwill consisted of the following:

Amount
Balance at January 1, 2018	$166,678
Measurement period adjustment	(242)
Balance at March 31, 2018	$166,436

Goodwill is allocated to the Company’s one reportable segment, which is its only reporting unit.

The Company’s intangible assets consisted of the following:

		March 31, 2018			December 31, 2017
	Useful life		Accumulated			Accumulated
	(years)	Cost	amortization	Net	Cost	amortization	Net
Customer lists	5 - 15	$113,357	$(32,092)	$81,265	$113,357	$(29,451)	$83,906
Patents and technology	5 - 10	23,424	(8,690)	14,734	23,424	(8,080)	15,344
Trade names and trademarks	1 - 2	3,003	(2,944)	59	3,003	(2,914)	89
		$139,784	$(43,726)	$96,058	$139,784	$(40,445)	$99,339

At March 31, 2018, the weighted-average amortization period for the intangible assets was 10.5 years. At March 31, 2018, the weighted-average amortization periods for customer lists, patents and technology and trade names and trademarks were 11.0, 9.3 and 1.2 years, respectively.

Amortization expense was $3,281 and $2,692 for the three months ended March 31, 2018 and 2017, respectively.

Estimated amortization expense for intangible assets is as follows:

Amount
2018 (remaining)	$9,899
2019	12,860
2020	12,554
2021	12,143
2022	11,688
2023	11,438
Thereafter	25,476
$96,058

8. Accrued Liabilities

The Company’s accrued liabilities consisted of the following:

	March 31,	December 31,
	2018	2017
Accrued compensation and benefits	$9,741	$8,637
Warranty	5,181	4,153
Acquired customer product liabilities	832	858
Corporate income tax payable	1,524	1,415
VAT Payable	728	—
Accrued satellite network and other equipment	891	595
Accrued inventory purchases	2,575	1,598
Accrued interest expense	10,000	4,944
Accrued professional fees	256	303
Accrued airtime charges	2,451	1,670
Other accrued expenses	9,150	8,843
	$43,329	$33,016

For the three months ended March 31, 2018 and 2017, changes in accrued warranty obligations consisted of the following:

	March 31,
	2018	2017
Balance at January 1,	$4,153	$1,842
Warranty liabilities assumed from acquisition	151	—
Reduction of warranty liabilities assumed in connection with acquisitions	—	(119)
Warranty expense	934	530
Warranty charges	(57)	(14)
Balance at March 31,	$5,181	$2,239

9. Note Payable-Related Party

In connection with the acquisition of a majority interest in Satcom International Group plc in 2005, the Company recorded an indebtedness to OHB Technology A.G. (formerly known as OHB Teledata A.G.), a stockholder of the Company. At March 31, 2018 and December 31, 2017, the principal balance of the note payable was €1,138 and it had a carrying value of $1,400 and $1,366, respectively. The carrying value was based on the note’s estimated fair value at the time of acquisition. The difference between the carrying value and principal balance was being amortized to interest expense over the estimated life of the note of six years which ended in September 30, 2011. This note does not bear interest and has no fixed repayment term. Repayment will be made from the distribution profits, as defined in the note agreement, of ORBCOMM Europe LLC, a wholly owned subsidiary of the Company. The note has been classified as long-term and the Company does not expect any repayments to be required prior to March 31, 2019.

10. Note Payable

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

In connection with the issuance of the Senior Secured Notes, the Company incurred debt issuance costs of approximately $5,431. For the three months ended March 31, 2018, amortization of the debt issuance costs was $194.  The Company recorded charges of $5,194 to interest expense on its statement of operations for the three months ended March 31, 2018, related to interest expense and amortization of debt issuance costs associated with the Senior Secured Notes.

Termination of Secured Credit Facilities

On April 10, 2017, a portion of the proceeds of the issuance of the Senior Secured Notes was used to repay in full the Company’s outstanding obligations under the Company’s $150,000 outstanding credit facilities incurred pursuant to the Secured Credit Facilities Credit Agreement, as defined below, and to terminate the agreement, resulting in an early payment fee of $1,500 an additional expense associated with the remaining unamortized debt issuance cost and fees of $2,368.

Revolving Credit Facility

On December 18, 2017, the Company and certain of its subsidiaries entered into a senior secured revolving credit agreement (the “Revolving Credit Agreement”) with JPMorgan Chase Bank, N.A. (“JPMorgan Chase”), as administrative agent and collateral agent. The Revolving Credit Agreement provides for a revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount of up to $25,000 for working capital and general corporate purposes and matures on December 18, 2022. The Revolving Credit Facility will bear interest at an alternative base rate or an adjusted LIBOR, plus an applicable margin of 1.50% in the case of alternative base rate loans and 2.50% in the case of adjusted LIBOR loans. The Revolving Credit Facility will be secured by a first priority security interest in substantially all of the Company’s and its subsidiaries’ assets under a Security Agreement among the Company, its subsidiaries and JPMorgan Chase, subject to an intercreditor agreement with the indenture trustee for the Senior Secured Notes. The Revolving Credit Facility has no scheduled principal amortization until the maturity date. Subject to the terms set forth in the Revolving Credit Agreement the Company may borrow, repay and reborrow amounts under the Revolving Credit Facility at any time prior to the maturity date.

The Revolving Credit Agreement contains customary representations and warranties, conditions to funding, covenants and events of default. The Revolving Credit Agreement contains covenants that, among other things, limits the Company and its restricted subsidiaries’ ability to: (i) incur or guarantee additional indebtedness; (ii) pay dividends, make other distributions or repurchase or redeem capital stock; (iii) prepay, redeem or repurchase certain indebtedness; (iv) make loans and investments; (v) sell, transfer or otherwise dispose of assets; (vi) incur or permit to exist certain liens; (vii) enter into certain types of transactions with affiliates; (viii) enter into agreements restricting the our subsidiaries’ ability to pay dividends; and (ix) consolidate, amalgamate, merge or sell all or substantially all of their assets; subject, in all cases, to certain specified exceptions. Such limitations have various baskets as set forth in the Revolving Credit Agreement.

At March 31, 2018, no amounts were outstanding under the Revolving Credit Facility. As of March 31, 2018, the Company was in compliance with all financial covenants.

Secured Credit Facilities

On September 30, 2014, the Company entered into a credit agreement (the “Secured Credit Facilities Credit Agreement”) with Macquarie CAF LLC (“Macquarie” or the “Lender”) in order to refinance the Company’s $45,000 9.5% per annum Senior Notes (“Senior Notes”). Pursuant to the Secured Credit Facilities Credit Agreement, the Lender provided secured credit facilities (the

“Secured Credit Facilities”) in an aggregate amount of $160,000 comprised of (i) a term loan facility in an aggregate principal amount of up to $70,000 (the “Initial Term Loan Facility”); (ii) a $10,000 revolving credit facility (the “Prior Revolving Credit Facility”); (iii) a term loan facility in an aggregate principal amount of up to $10,000 (the “Term B2 Facility”), the proceeds of which were drawn and used on January 16, 2015 to partially finance the acquisition of InSync, Inc. in 2015; and (iv) a term loan facility in an aggregate principal amount of up to $70,000 (the “Term B3 Facility”), the proceeds of which were drawn on December 30, 2014 and used on January 1, 2015 to partially finance the acquisition of SkyWave Mobile Communications, Inc. in 2015. Proceeds of the Initial Term Loan Facility and Prior Revolving Credit Facility were funded on October 10, 2014 and were used to repay in full the Company’s Senior Notes and pay certain related fees, expenses and accrued interest, as well as for general corporate purposes.

The Secured Credit Facilities had a maturity of five years after the initial fund date of the Initial Term Loan Facility (the “Maturity Date”) and were subject to mandatory prepayments in certain circumstances. The Secured Credit Facilities had interest, at the Company’s election, of a per annum rate equal to either (a) a base rate plus 3.75% or (b) LIBOR plus 4.75%, with a LIBOR floor of 1.00%. The Company recorded charges of $2,426 to interest expense on its statement of operations for the three months ended March 31, 2017, related to interest expense and amortization of debt issuance costs associated with the Initial Term Loan Facility, the Term B2 and the Term B3 Facilities.

11. Stockholders’ Equity

Preferred stock

The Company currently has 50,000,000 shares of preferred stock authorized.

Series A convertible preferred stock

During the three months ended March 31, 2018, the Company did not issue dividends of Series A convertible preferred stock to the holders of the Series A convertible preferred stock. As of March 31, 2018, dividends in arrears were $11.

Common Stock

As of March 31, 2018, the Company has reserved 16,230,462 shares of common stock for future issuances related to employee stock compensation plans.

On June 15, 2017, the Company completed a private placement of 1,552,795 shares of the Company’s common stock at a purchase price of $9.66 per share, for an aggregate purchase price of $15,000. The per share price of $9.66 was calculated as 95% of the volume-weighted average trading price of common stock 30 trading days ending on June 14, 2017.

12. Segment Information

The Company operates in one reportable segment, industrial IoT services. Other than satellites in orbit, goodwill and intangible assets, long-lived assets outside of the United States are not significant. The Company’s foreign exchange exposure is limited as approximately 80% of the Company’s consolidated revenue is collected in US dollars. The following table summarizes revenues on a percentage basis by geographic regions, based on the region in which the customer is located.

	Three Months Ended March 31,
	2018	2017
United States	67%	65%
South America	10%	10%
Japan	2%	3%
Europe	15%	16%
Other	6%	6%
	100%	100%

13. Income taxes

For the three months ended March 31, 2018, the Company’s income tax expense was $943, compared to $623 for the prior year period. The increase in the income tax provision for the three months ended March 31, 2018 primarily related to a change in the geographical mix of income which increased taxable non-U.S. earnings before income taxes when compared to the prior year period.

This increase was partially offset by lower deferred tax expense in the current period related to the impact of the Tax Cuts and Jobs Act to the amortization of tax goodwill.

As of March 31, 2018 and December 31, 2017, the Company maintained a valuation allowance against its net deferred tax assets primarily attributable to operations in the United States, as the realization of such assets was not considered more likely than not.

There were no changes to the Company’s unrecognized tax benefits during the three months ended March 31, 2018. The Company does not expect any significant changes to its unrecognized tax positions during the next twelve months.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were recognized during the three months ended March 31, 2018.

The Company has not finalized its computations associated with the U.S. Tax Cuts and Jobs Act of 2017.  The Company has not adjusted any of its provisional estimates for the three months ended March 31, 2018. The Company continues to evaluate its provisional estimates and does not expect any cash tax payments for the transition tax.

14. Commitments and Contingencies

Legal Proceedings

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

Airtime credits

In 2001, in connection with the organization of ORBCOMM Europe and the reorganization of the ORBCOMM business in Europe, the Company agreed to grant certain country representatives in Europe approximately $3,736 in airtime credits. The Company has not recorded the airtime credits as a liability for the following reasons: (i) the Company has no obligation to pay the unused airtime credits if they are not utilized; and (ii) the airtime credits are earned by the country representatives only when the Company generates revenue from the country representatives. The airtime credits have no expiration date. Accordingly, the Company is recording airtime credits as services are rendered and these airtime credits are recorded net of revenues from the country representatives. For the three months ended March 31, 2018 and 2017, airtime credits used totaled approximately $7 and $7, respectively. As of March 31, 2018 and 2017, unused credits granted by the Company were approximately $1,971 and $2,002, respectively.

15. Subsequent Events

On April 10, 2018, the Company completed a public offering of 3,450,000 shares of its common stock, including 450,000 shares sold upon full exercise in full of the underwriters’ option to purchase additional shares at a price of $8.60 per share. The Company received net proceeds of approximately $28,000 after deducting underwriters’ discounts and commissions and offering costs.

On April 13, 2018, the Company filed a shelf registration statement with the SEC, registering an unlimited amount of debt and/or equity securities that the Company may offer in one or more offerings on terms to be determined at the time of sale. The April 2018 shelf registration statement was automatically effective upon filing and superseded and replaced the Company’s previous shelf registration statement declared effective on April 14, 2015, which was due to expire on April 14, 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995.

Certain statements discussed in this Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally relate to our plans, estimates, objectives and expectations for future events, as well as, projections, business trends, and other statements that are not historical facts. Such forward-looking statements, are subject to known and unknown risks and uncertainties, some of which are beyond our control, which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include but are not limited to: demand for and market acceptance of our products and services and our ability to successfully implement our business plan; our dependence on our subsidiary companies (Market Channel Affiliates (“MCAs”)) and third party product and service developers and providers, distributors and resellers (Market Channel Partners (“MCPs”)) to develop, market and sell our products and services, especially in markets outside the United States; substantial losses we have incurred and may continue to incur; the inability to effect suitable investments, alliances and acquisitions, and even if we are able to make acquisitions, the failure to integrate and effectively operate the acquired businesses and the exposure to additional risks, such as unexpected costs, contingent or other liabilities, or weaknesses in internal controls, and issues related to non-compliance with domestic and foreign laws, particularly in acquisitions of foreign businesses; our dependence on significant customers for a substantial portion of our revenues, including key customers such as JB Hunt Transport Services, Inc., Walmart, Caterpillar Inc., Komatsu Ltd., Hub Group, Onixsat and Satlink S.L.; our ability to expand our business outside the United States, including risks related to the economic, political and other conditions in foreign countries in which we do business, including fluctuations in foreign currency exchange rates; our dependence on a few significant vendors, service providers or suppliers, as well as the loss or disruption or slowdown in the supply of products and services these key vendors, service providers or suppliers, such as our SkyWave business’s dependence on its commercial relationship with Inmarsat plc and the services provided by Inmarsat plc, including the continued availability of Inmarsat plc’s satellites, the supply of our products produced by Sanmina Corporation, or the supply of application specific integrated circuits (ASICs) from S3 Group; competition from existing and potential telecommunications competitors, including terrestrial and satellite-based network providers, some of whom provide wireless network services to our customers in connection with our products and services; our reliance on intellectual property rights and the risk that we, our MCAs, our MCPs and our customers may infringe on the intellectual property rights of others; our inability to operate due to changes or restrictions in the political, legal, regulatory, government, administrative and economic conditions and developments in the United States and other countries and territories in which we provide our services; legal proceedings; the failure of our system or reductions in levels of service due to technological malfunctions or deficiencies or other events, such as in-orbit satellite failures, reduced performance of our existing satellites, or man-made or natural disasters and other extreme events; rapid and significant technological changes, pricing pressures and other competitive factors; cybersecurity risks; the level of our indebtedness and the terms of our $250 million 8.0% senior secured note indenture and our revolving credit agreement, under which we may borrow up to $25 million, that could restrict our business activities or our ability to execute our strategic objectives or adversely affect our financial performance; and the other risks described in our filings with the Securities and Exchange Commission (“SEC”). For more detail on these and other risks, please see our Annual Report on Form 10-K for the year ended December 31, 2017 (“Annual Report”), and other documents we file with the SEC. We undertake no obligation to publicly revise any forward-looking statements or cautionary factors, except as required by law.

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

Customers benefiting from our network, products and solutions include original equipment manufacturers, or OEMs, such as Caterpillar Inc., Doosan Infracore America, Hitachi Construction Machinery Co. Ltd., John Deere, Komatsu Ltd., and Volvo Construction Equipment; vertical market technology integrators known as value-added resellers (“VARs”) and international value-added resellers (“IVARs”), such as I.D. Systems, Inc. and American Innovations, and Value-added Solutions Providers (“SPs”), such as Onixsat, Satlink and Sascar (collectively referred to as MCPs); and end-to-end solutions customers such as Carrier Transicold, Thermo King, C&S Wholesale, Canadian National Railways, CR England, Hub Group, Inc., JB Hunt Transport Services, Inc. (“JB Hunt”), KLLM Transport Services, Marten Transport, Prime Inc., Swift Transportation, Target, Tropicana, Tyson Foods, Walmart and Werner Enterprises.

Critical Accounting Policies and Estimates

Our discussion and analysis of our results of operations, liquidity and capital resources are based on our consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, accounts receivable, accounting for business combinations, goodwill, intangible assets, satellite network and other equipment, long-lived assets, capitalized development costs, income taxes, warranty costs, loss contingencies and the value of securities underlying stock-based compensation. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from our estimates and could have a significant adverse effect on our results of operations and financial position. For a discussion of our critical accounting policies and estimates see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report. Except as noted in “Note 2 – Summary of Significant Accounting Principles” of the Notes to the Condensed Consolidated Financial Statements, there have been no material changes to our critical accounting policies during 2018.

Revenues

We derive service revenues mostly from monthly fees for industrial IoT connectivity services that consist of subscriber-based, recurring monthly usage fees for each subscriber communicator or SIM activated for use on our satellite network, other satellite networks, and cellular wireless networks that we resell to our customers (i.e., our MCPs, MCAs and direct customers). Usage fees are generally based upon the data transmitted by a customer and the overall number of subscriber communicators and SIMs activated by each customer and whether we provide services through our value-added portal. Service revenues are recognized on an accrual basis, as services are rendered, or on a cash basis, if collection from the customer is not reasonably assured at the time the service is provided. We also generate AIS service revenues from subscription based services supplying AIS data to customers and resellers. In addition, we earn service revenues from extended warranty service agreements extending beyond the initial warranty period of one year, installation services, royalty fees from third parties for the use of our proprietary communications protocol charged on a one-time basis for each subscriber communicator connected to our industrial IoT data communications system, activations of subscriber communicators and SIMs, installation services, fees from providing engineering, technical and management support services to customers and the sale of software licenses to our customers.

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

The table below presents our revenues for the three months ended March 31, 2018 and 2017, together with the percentage of total revenue represented by each revenue category (in thousands):

	Three Months Ended March 31,
(In thousands)	2018		2017
Service revenues	$37,992	55.9%	$29,512	56.8%
Product sales	29,981	44.1%	22,409	43.2%
	$67,973	100.0%	$51,921	100.0%

Total revenues for the three months ended March 31, 2018 and 2017 were $68.0 million and $51.9 million, respectively, an increase of 31.0%.

Service revenues

	Three Months Ended March 31,		Change
(In thousands)	2018	2017	Dollars	%
Recurring service revenues	$36,725	$27,944	$8,781	31.4%
Other service revenues	1,267	1,568	(301)	(19.2)%
Total service revenues	$37,992	$29,512	$8,480	28.7%

We derive recurring service revenues from monthly fees from industrial IoT connectivity services that consist of subscriber-based, recurring monthly usage fees for each subscriber communicator or SIM activated for use on our satellite network, other satellite networks, and cellular wireless networks that we resell to our customers and AIS service revenues from subscription based services supplying AIS data to customers and resellers. In addition, we derive recurring service revenues from extended warranty service agreements extending beyond the initial warranty period of one year, royalty fees from third parties for the use of our proprietary communications protocol charged on a one-time basis for each subscriber communicator connected to our industrial IoT data communications system and activations of subscriber communicators and SIMs. We derive other service revenues from installation services, fees from providing engineering, technical and management support services to customers and the sale of software licenses to our customers.

The increase in service revenues for the three months ended March 31, 2018, compared to the prior year period, was primarily due to revenue generated from growth in billable subscriber communicators across our services and from our acquisitions.

As of March 31, 2018, we had approximately 2,126,000 billable subscriber communicators compared to approximately 1,766,000 billable subscriber communicators as of March 31, 2017, an increase of 20.4%.

Service revenue growth can be impacted by the customary lag between subscriber communicator activations and recognition of service revenue from these units.

Product sales

	Three Months Ended March 31,		Change
(In thousands)	2018	2017	Dollars	%
Product sales	$29,981	$22,409	$7,572	33.8%

We derive product revenues primarily from sales of complete industrial IoT telematics devices, modems and cellular wireless SIMs to our resellers and direct customers, as well as through leasing arrangements of subscriber communicators.

The increase in product sales for the quarter ended March 31, 2018, compared to the prior year period, was primarily due to shipments to existing customers, as well as significant product deployments to customers, primarily to JB Hunt, and our acquisitions.

Costs of revenues, exclusive of depreciation and amortization

	Three Months Ended March 31,		Change
(In thousands)	2018	2017	Dollars	%
Cost of services	$15,548	$9,569	$5,979	62.5%
Cost of product sales	23,511	17,648	5,863	33.2%

Costs of services is comprised of expenses to operate our network, such as payroll and related costs, including stock-based compensation, installation costs, and usage fees to third-party networks, but exclude depreciation and amortization discussed below. The increase in cost of services for the three months ended March 31, 2018, compared to the prior year period, was primarily due to an increase in billable subscribers, installation costs associated with significant product deployments and our acquisitions.

Costs of product sales includes the purchase price of subscriber communicators and SIMs sold, costs of warranty obligations, shipping charges, as well as operational costs to fulfill customer orders including costs for employees and inventory management. The increase in cost of product sales for the three months ended March 31, 2018, compared to the prior year period, was primarily due to costs associated with the increased product sales and changes in the mix of product shipments and our acquistions.

Selling, general and administrative expenses

	Three Months Ended March 31,		Change
(In thousands)	2018	2017	Dollars	%
Selling, general and administrative expenses	$17,500	$12,241	$5,259	43.0%

Selling, general and administrative (“SG&A”) expenses relate primarily to expenses for general management, sales and marketing, finance, professional fees and general operating expenses.  The increase in SG&A expenses for the three months ended March 31, 2018, compared to the prior year period, reflected increases in employee-related costs and other operating expenses, mainly related to our acquisitions.

Product development expenses

	Three Months Ended March 31,		Change
(In thousands)	2018	2017	Dollars	%
Product development	$2,813	$1,588	$1,225	77.1%

Product development expenses consist primarily of the expenses associated with our engineering efforts, including the cost of third parties to support our current applications. Product development expenses for the three months ended March 31, 2018, compared to the prior year period, increased mainly due to our acquisitions.

Depreciation and amortization

	Three Months Ended March 31,		Change
(In thousands)	2018	2017	Dollars	%
Depreciation and amortization	$12,223	$11,022	$1,201	10.9%

The increase in depreciation and amortization for the three months ended March 31, 2018, compared to the prior year period, was primarily due to depreciation associated with our capitalized costs attributable to the design, development and enhancements of our products and services sold to our customers and internal developed software, as well as additional amortization expense associated with acquired intangible assets, offset, in part, by lower depreciation associated with satellites related to our satellite impairments incurred in 2017.

Acquisition-related and integration costs

Acquisition-related and integration costs include professional services expenses and identifiable integration costs directly attributable to our acquisitions. For the three months ended March 31, 2018 and 2017, we incurred acquisition-related and integration costs of $0.6 million and $0.2 million, respectively. The increase in acquisition-related and integration costs reflect higher acquisition and integration activity in the three months ended March 31, 2018 compared to the prior year period.

Other income (expense)

Other income (expense) is comprised primarily of interest expense, foreign exchange gains and losses, interest income from our cash and cash equivalents, which can consist of U.S. Treasuries, interest bearing instruments, marketable securities consisting of U.S. government and agency obligations, corporate obligations and FDIC-insured certificates of deposit classified as held to maturity and interest income related to capital leases.

	Three Months Ended March 31,		Change
(In thousands)	2018	2017	Dollars	%
Interest income	$475	$118	$357	302.5%
Other (expense) income	(167)	5	(172)	NM
Interest expense	(5,200)	(2,426)	(2,774)	114.3%
Total other expense	$(4,892)	$(2,303)	$(2,589)	112.4%

The increase in other expense for the three months ended March 31, 2018, compared to the prior year period, was primarily due to increased interest expense as a result of higher outstanding principal balances and higher interest rates associated with our 8.0% senior secured notes due 2024 (the “Senior Secured Notes”) issued on April 10, 2017.  We believe our foreign exchange exposure is limited as a majority of our revenue is collected in U.S. dollars.

Income taxes

For the three months ended March 31, 2018, our income tax expense was $0.9 million, compared to $0.6 million for the prior year period. The increase in the income tax provision for the three months ended March 31, 2018 primarily related to a change in the geographical mix of income which increased taxable non-U.S. earnings before income taxes when compared to the prior year period.  This increase was partially offset by lower deferred tax expense in the current period related to the impact of the Tax Cuts and Jobs Act to the amortization of tax goodwill.

As of March 31, 2018 and 2017, we maintained a valuation allowance against our net deferred tax assets primarily attributable to operations in the United States as the realization of such assets was not considered more likely than not.

Net loss

For the three months ended March 31, 2018, we had a net loss of $10.1 million compared to a net loss of $3.3 million in the prior year period, primarily due to increased interest expense arising from our Senior Secured Notes issued in April 2017 as discussed above, and increased SG&A and product development costs.

Noncontrolling interests

Noncontrolling interests relate to earnings and losses attributable to noncontrolling shareholders.

Net loss attributable to ORBCOMM Inc.

For the three months ended March 31, 2018, we had a net loss attributable to our company of $10.1 million compared to a net loss of $3.3 million in the prior year period.

Liquidity and Capital Resources

Overview

Our liquidity requirements arise from our working capital needs, our ability to make scheduled payments of interest on our indebtedness, to fund capital expenditures to support our current operations and to facilitate growth and expansion. We have financed our operations and expansion with cash flows from operating activities, public offerings of our common stock and placements of public debt. At March 31, 2018, we had an accumulated deficit of $176.3 million. Our primary sources of liquidity consist of cash and cash equivalents totaling $28.2 million at March 31, 2018, a public offering of our common stock on April 10, 2018 providing net proceeds of approximately $28.0 million and an unused Revolving Credit Facility under the Revolving Credit Agreement entered into on December 18, 2017, as described below, which we believe will be sufficient to provide working capital, support capital expenditures and facilitate growth and expansion for the next twelve months.

Operating activities

Cash used in our operating activities for the three months ended March 31, 2018 was $1.2 million resulting from a net loss of $10.1 million, offset by non-cash items including $12.2 million for depreciation and amortization and $1.7 million for stock-based compensation. These non-cash add backs were offset, in part, by a working capital use of cash of $5.6 million. Working capital activities primarily consisted of an increase of $2.2 million in accounts receivable relating to timing of receivables, an increase of $5.5 million in inventories and an increase of $1.1 million in prepaid expenses and other assets, offset, in part, by an increase of $2.1 million in accounts payable and accrued expenses primarily related to timing of payments.

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

Investing activities

Cash used in our investing activities for the three months ended March 31, 2018 was $5.6 million, resulting from capital expenditures of $5.6 million during the period.

Cash used in our investing activities for the three months ended March 31, 2017 was $5.6 million, resulting from capital expenditures during the period.

Financing activities

We had no cash provided by or used in our financing activities for the three months ended March 31, 2018 and 2017.

Future Liquidity and Capital Resource Requirements

We believe that our existing cash and cash equivalents along with a public offering of our common stock on April 10, 2018 and expected cash flows from operating activities and additional funds available under our Revolving Credit Facility, will be sufficient over the next 12 months to provide working capital, cover interest payments on our debt facilities and fund growth initiatives and capital expenditures.

On April 10, 2017, we issued $250 million aggregate principal amount of our 8.0% Senior Secured Notes due 2024. The Senior Secured Notes were issued pursuant to an Indenture, dated as of April 10, 2017, among us, certain or our domestic subsidiaries party thereto (the “Guarantors”) and U.S. Bank National Association, as trustee and collateral agent. The Senior Secured Notes are unconditionally guaranteed on a senior secured basis by the Guarantors, and the Senior Secured Notes are secured on a first priority basis by (i) pledges of capital stock of certain of our directly- and indirectly-owned subsidiaries; and (ii) substantially all of our and our Guarantors’ other property and assets, to the extent a first priority security interest is able to be granted or perfected therein, and subject, in all cases, to certain specified exceptions, and an intercreditor agreement with the collateral agent for our Revolving Credit Facility described below. Interest payments are due on the Senior Secured Notes semi-annually in arrears on April 1 and October 1 beginning October 1, 2017.

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

The Indenture contains covenants that, among other things, limit our ability and our restricted subsidiaries’ ability to: (i) incur or guarantee additional indebtedness; (ii) pay dividends, make other distributions or repurchase or redeem capital stock; (iii) prepay, redeem or repurchase certain indebtedness; (iv) make loans and investments; (v) sell, transfer or otherwise dispose of assets; (vi) incur or permit to exist certain liens; (vii) enter into certain types of transactions with affiliates; (viii) enter into agreements restricting our subsidiaries’ ability to pay dividends; and (ix) consolidate, amalgamate, merge or sell all or substantially all of their assets; subject, in all cases, to certain specified exceptions. Such limitations have various exceptions and baskets as set forth in the Indenture, including the incurrence by us and our restricted subsidiaries of indebtedness under potential new credit facilities in the aggregate principal amount at any one time outstanding not to exceed $50 million.

On April 10, 2017, a portion of the proceeds of the issuance of the Senior Secured Notes was used to repay in full our outstanding obligations under our $150 million outstanding credit facilities incurred pursuant to the Secured Credit Facilities Credit Agreement, resulting in an early payment fee of $1.5 million and an additional expense associated with the remaining unamortized debt issuance cost of $2.4 million.

On December 18, 2017, we and certain of our subsidiaries entered into the Revolving Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent and collateral agent. The Revolving Credit Agreement provides for a Revolving Credit Facility in an aggregate principal amount of up to $25.0 million for working capital and general corporate purposes and matures on December 18, 2022. The Revolving Credit Facility will bear interest at an alternative base rate or an adjusted LIBOR, plus an applicable margin of 1.50% in the case of alternative base rate loans and 2.50% in the case of adjusted LIBOR loans. The Revolving Credit Facility is secured by a first priority security interest in substantially all of our and our subsidiaries’ assets under a Security Agreement among the Company, the applicable subsidiaries and JPMorgan Chase Bank N.A., subject to an intercreditor agreement with the indenture trustee for the Senior Secured Notes. The Revolving Credit Facility has no scheduled principal amortization until the maturity date. Subject to the terms set forth in the Revolving Credit Agreement we may borrow, repay and reborrow amounts under the Revolving Credit Facility at any time prior to the maturity date.

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

At March 31, 2018, no amounts were outstanding under the Revolving Credit Facility. As of March 31, 2018, we were in compliance with all financial covenants.

On June 9, 2017, we completed the acquisition of inthinc Technology Solutions Inc. (“inthinc”) for cash consideration of $34.2 million, issuance of 76,796 shares of our common stock, valued at $9.95 per share, and additional contingent consideration of up to $25.0 million, subject to meeting certain operational milestones, payable in stock or a combination of cash and stock at our election.

On June 15, 2017, we completed a private placement of 1,552,795 shares of our common stock at a price of $9.66 per share, calculated as 95% of the volume-weighted average trading price of our common stock for the 30 trading days ending on June 14, 2017, for which we received net proceeds of $15.0 million.

On October 2, 2017, we entered into a share purchase agreement with Blue Tree Systems Limited (“Blue Tree”) for an aggregate consideration of (i) $34.3 million, subject to a working capital adjustment; (ii) issuance of 191,022 shares of the Company’s common stock, valued at $10.47 per share, which reflected the Company’s common stock closing price one business day prior to the closing date; and (iii) additional consideration up to $5.8 million based on Blue Tree achieving certain thresholds, payable in stock or a combination of cash and stock at our election.

On April 10, 2018, we completed a public offering of 3,450,000 shares of our common stock, including 450,000 shares sold upon full exercise in full of the underwriters’ option to purchase additional shares at a price of $8.60 per share. We received net proceeds of approximately $28.0 million after deducting underwriters’ discounts and commissions and offering costs.

On April 13, 2018, we filed a shelf registration statement with the SEC, registering an unlimited amount of debt and/or equity securities that we may offer in one or more offerings on terms to be determined at the time of sale. The April 2018 shelf registration statement was automatically effective upon filing and superseded and replaced our previous shelf registration statement declared effective on April 14, 2015, which was due to expire on April 14, 2018.

EBITDA

EBITDA is defined as earnings attributable to ORBCOMM Inc. before interest income (expense), provision for income taxes and depreciation and amortization. We believe EBITDA is useful to our management and investors in evaluating our operating performance because it is one of the primary measures we use to evaluate the economic productivity of our operations, including our ability to obtain and maintain our customers, our ability to operate our business effectively, the efficiency of our employees and the profitability associated with their performance. It also helps our management and investors to meaningfully evaluate and compare the results of our operations from period to period on a consistent basis by removing the impact of our financing transactions and the depreciation and amortization impact of capital investments from our operating results. In addition, our management uses EBITDA in presentations to our board of directors to enable it to have the same measurement of operating performance used by management and for planning purposes, including the preparation of our annual operating budget. We also believe adjusted EBITDA, defined as EBITDA adjusted for stock-based compensation expense, noncontrolling interests, impairment loss and acquisition-related and integration costs, is useful to investors to evaluate our core operating results and financial performance because it excludes items that are significant non-cash or non-recurring expenses reflected in the consolidated statements of operations.

EBITDA and adjusted EBITDA are not performance measures calculated in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). While we consider EBITDA and adjusted EBITDA to be important measures of operating performance, they should be considered in addition to, and not as a substitute for, or superior to, net loss or other measures of financial performance prepared in accordance with U.S. GAAP and may be different than EBITDA and adjusted EBITDA measures presented by other companies.

The following table reconciles our net loss to EBITDA and adjusted EBITDA for the periods shown:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Net loss attributable to ORBCOMM Inc.	$(10,086)	$(3,343)
Income tax expense	943	623
Interest income	(475)	(118)
Interest expense	5,200	2,426
Depreciation and amortization	12,223	11,022
EBITDA	7,805	10,610
Stock based compensation	1,707	1,524
Net income attributable to the noncontrolling interests	23	42
Acquisition-related and integration costs	606	228
Adjusted EBITDA	$10,141	$12,404

For the three months ended March 31, 2018 compared to the three months ended March 31, 2017, EBITDA decreased $2.8 million, while net loss attributable to ORBCOMM Inc. increased $6.7 million. The rate of decrease for EBITDA compared to the net loss increase, compared to the prior year period, primarily reflects increased interest expense associated with our Senior Secured Notes issued in April 2017 and increased depreciation and amortization expense primarily due to depreciation associated with our capitalized costs attributable to the design, development and enhancements of our products and services sold to our customers and internal developed software, as well as additional amortization expense associated with acquired intangible assets, offset, in part, by lower depreciation associated with satellites related to our satellite impairments incurred in 2017. For the three months ended March 31, 2018 compared to the three months ended March 31, 2017, EBITDA decreased $2.8 million while adjusted EBITDA decreased $2.2 million.

Contractual Obligations

As of March 31, 2018, there have been no material changes in our contractual obligations previously disclosed in our Annual Report.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

As of March 31, 2018, there have been no material changes in our assessment of our sensitivity to market risk as of March 31, 2018, as previously disclosed in Part II, Item 7A “Quantitative and Qualitative Disclosures about Market Risks” in our Annual Report.

Concentration of credit risk

There were no customers with revenues greater than 10% of the Company’s consolidated total revenues for the three months ended March 31, 2018 and 2017.

Item 4. Disclosure Controls and Procedures

Evaluation of the Company’s disclosure controls and procedures.

The Company’s management evaluated, with the participation of the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2018. Based on their evaluation, the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2018.

Changes in Internal Control over Financial Reporting.

We reviewed our internal control over financial reporting at March 31, 2018. As a result of the acquisition of inthinc and Blue Tree, we have begun to integrate certain business processes and systems of inthinc and Blue Tree. Accordingly, certain changes have been made and will continue to be made to our internal controls over financial reporting until such time as this integration is complete. In reliance on interpretive guidance issued by the SEC staff, management has chosen to exclude disclosure of changes in internal control over financial reporting related to inthinc and Blue Tree from this Quarterly Report on Form 10-Q.

There have been no other changes in our internal control over financial reporting identified in an evaluation thereof that occurred during the three months ended March 31, 2018 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

See “Note 14 – Commitments and Contingencies” to our notes to the condensed consolidated financial statements for the three months ended March 31, 2018 included in this Quarterly Report on Form 10-Q for a description of our significant legal proceedings, which is incorporated by reference herein.

Item 1A. Risk Factors

As of March 31, 2018, there have been no material changes in the risk factors previously disclosed in Part I, Item 1A “Risk Factors” in our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

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

ORBCOMM Inc. (Registrant)

Date: May 3, 2018	/s/ Marc J. Eisenberg
Marc J. Eisenberg,
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 3, 2018	/s/ Robert G. Costantini
Robert G. Costantini,
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: May 3, 2018	/s/ Constantine Milcos
Constantine Milcos
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)