Form 10-Q
period 2018-06-30
ORBCOMM Inc.
filed 2018-08-02
CIK 1361983

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

The number of shares outstanding of the registrant’s common stock as of July 30, 2018 is 78,578,529.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ORBCOMM Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value and share data)

(Unaudited)

	June 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$39,027	$34,830
Accounts receivable, net of allowance for doubtful accounts of $2,610 and $400, respectively	53,727	46,900
Inventories	44,862	42,437
Prepaid expenses and other current assets	18,751	18,692
Total current assets	156,367	142,859
Satellite network and other equipment, net	168,724	174,178
Goodwill	166,129	166,678
Intangible assets, net	92,832	99,339
Other assets	12,729	12,036
Deferred income taxes	173	104
Total assets	$596,954	$595,194
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$14,333	$29,298
Accrued liabilities	42,384	33,016
Current portion of deferred revenue	5,010	6,263
Total current liabilities	61,727	68,577
Note payable-related party	1,332	1,366
Notes payable, net of unamortized deferred issuance costs	245,519	245,131
Deferred revenue, net of current portion	3,834	2,459
Deferred tax liabilities	16,695	17,646
Other liabilities	6,242	13,619
Total liabilities	335,349	348,798
Commitments and contingencies
Equity:
ORBCOMM Inc. stockholders' equity
Series A Convertible Preferred Stock, par value $0.001; 1,000,000 shares authorized; 38,672 and 37,544 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	387	376
Common stock, par value $0.001; 250,000,000 shares authorized; 78,593,002 and 74,436,579 shares issued at June 30, 2018 and December 31, 2017, respectively	79	74
Additional paid-in capital	444,069	411,298
Accumulated other comprehensive (loss) income	(141)	256
Accumulated deficit	(183,564)	(166,245)
Less treasury stock, at cost; 29,990 shares at June 30, 2018 and December 31, 2017	(96)	(96)
Total ORBCOMM Inc. stockholders' equity	260,734	245,663
Noncontrolling interests	871	733
Total equity	261,605	246,396
Total liabilities and equity	$596,954	$595,194

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ORBCOMM Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Quarters Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Service revenues	$38,475	$31,077	$76,467	$60,589
Product sales	32,313	25,880	62,294	48,289
Total revenues	70,788	56,957	138,761	108,878
Cost of revenues, exclusive of depreciation and amortization shown below:
Cost of services	12,392	10,649	27,940	20,218
Cost of product sales	25,173	20,290	48,684	37,938
Operating expenses:
Selling, general and administrative	19,029	13,333	36,529	25,574
Product development	3,042	1,923	5,855	3,511
Depreciation and amortization	11,842	11,400	24,065	22,422
Acquisition-related and integration costs	494	1,262	1,100	1,490
Loss from operations	(1,184)	(1,900)	(5,412)	(2,275)
Other income (expense):
Interest income	453	138	928	256
Other income (expense)	155	(183)	(12)	(178)
Interest expense	(5,301)	(4,843)	(10,501)	(7,269)
Loss on debt extinguishment	—	(3,868)	—	(3,868)
Total other expense	(4,693)	(8,756)	(9,585)	(11,059)
Loss before income taxes	(5,877)	(10,656)	(14,997)	(13,334)
Income taxes	1,225	90	2,168	713
Net loss	(7,102)	(10,746)	(17,165)	(14,047)
Less: Net income (loss) attributable to noncontrolling interests	120	(6)	143	36
Net loss attributable to ORBCOMM Inc.	$(7,222)	$(10,740)	$(17,308)	$(14,083)
Net loss attributable to ORBCOMM Inc. common stockholders	$(7,233)	$(10,740)	$(17,319)	$(14,083)
Per share information-basic:
Net loss attributable to ORBCOMM Inc. common stockholders	$(0.09)	$(0.15)	$(0.23)	$(0.20)
Per share information-diluted:
Net loss attributable to ORBCOMM Inc. common stockholders	$(0.09)	$(0.15)	$(0.23)	$(0.20)
Weighted average common shares outstanding:
Basic	78,079	71,978	76,404	71,703
Diluted	78,079	71,978	76,404	71,703

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ORBCOMM Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(Unaudited)

	Quarters Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(7,102)	$(10,746)	$(17,165)	$(14,047)
Other comprehensive (loss) income - Foreign currency translation adjustments	(822)	415	(402)	611
Other comprehensive (loss) income	(822)	415	(402)	611
Comprehensive loss	(7,924)	(10,331)	(17,567)	(13,436)
Less: Comprehensive (income) loss attributable to noncontrolling interests	(113)	5	(138)	(31)
Comprehensive loss attributable to ORBCOMM Inc.	$(8,037)	$(10,326)	$(17,705)	$(13,467)

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ORBCOMM Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(17,165)	$(14,047)
Adjustments to reconcile net loss to net cash provided by operating activities:
Change in allowance for doubtful accounts	1,823	(100)
Change in the fair value of acquisition-related contingent consideration	(1,322)	(481)
Amortization and write-off of deferred financing fees	388	2,718
Depreciation and amortization	24,065	22,422
Stock-based compensation	3,435	2,969
Foreign exchange (gain) loss	(116)	220
Deferred income taxes	(1,056)	780
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(8,377)	(9,161)
Inventories	(2,255)	(5,437)
Prepaid expenses and other assets	1,861	(1,114)
Accounts payable and accrued liabilities	(13,382)	(523)
Deferred revenue	128	(186)
Other liabilities	(541)	(311)
Net cash used in operating activities	(12,514)	(2,251)
Cash flows from investing activities:
Acquisition of business, net of cash acquired	—	(34,236)
Capital expenditures	(11,773)	(14,213)
Other	—	(250)
Net cash used in investing activities	(11,773)	(48,699)
Cash flows from financing activities:
Proceeds from public offering of common stock, net of underwriters’ discounts and commissions and offering costs of $1,705	27,967	—
Proceeds from private offering of common stock	—	15,000
Payment of long-term debt	—	(150,000)
Proceeds from issuance of long-term debt	—	250,000
Payments under revolving credit facility	(14,000)	—
Proceeds under revolving credit facility	14,000	—
Cash paid for debt issuance costs	—	(5,359)
Proceeds from issuance of common stock under employee stock purchase plan	668	529
Payment of deferred purchase consideration	—	(347)
Net cash provided by financing activities	28,635	109,823
Effect of exchange rate changes on cash and cash equivalents	(151)	136
Net increase in cash and cash equivalents	4,197	59,009
Beginning of period	34,830	25,023
End of period	$39,027	$84,032
Supplemental disclosures of cash flow information:
Cash paid for
Interest	$10,036	$3,411
Income taxes	$—	$476
Supplemental schedule of noncash investing and financing activities
Noncash investing and financing activities:
Capital expenditures incurred not yet paid	$689	$942
Stock-based compensation related to capital expenditures	$244	$243
Series A convertible preferred stock dividend paid in kind	$11	$—
Common stock issued in connection with the acquisition of businesses	$—	$764
Common stock issued as payment for contingent consideration	$—	$347
Acquisition-related contingent consideration	$—	$9,835

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ORBCOMM Inc.

Condensed Consolidated Statements of Changes in Equity

Six Months Ended June 30, 2018 and 2017

(in thousands, except share data)

(Unaudited)

						Accumulated
	Series A convertible				Additional	other
	Preferred stock		Common stock		paid-in	comprehensive	Accumulated	Treasury stock		Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	income (loss)	deficit	Shares	Amount	interests	equity
Balances, January 1, 2018	37,544	$376	74,436,579	$74	$411,298	$256	$(166,245)	29,990	$(96)	$733	$246,396
Vesting of restricted stock units	—	—	490,349	1	—	—	—	—	—	—	1
Stock-based compensation	—	—	—	—	3,312	—	—	—	—	—	3,312
Proceeds from public offering of common stock, net of underwriters' discounts and commissions and offering costs of $1,705	—	—	3,450,000	3	27,964	—	—	—	—	—	27,967
Common stock issued as payment for MPUs	—	—	81,277	—	827	—	—	—	—	—	827
Issuance of common stock under employee stock purchase plan	—	—	81,525	—	668	—	—	—	—	—	668
Series A convertible preferred stock dividend	1,128	11	—	—	—	—	(11)	—	—	—	—
Exercise of SARs	—	—	53,272	1	—	—	—	—	—	—	1
Net income (loss)	—	—	—	—	—	—	(17,308)	—	—	143	(17,165)
Foreign currency translation adjustments	—	—	—	—	—	(397)	—	—	—	(5)	(402)
Balances, June 30, 2018	38,672	$387	78,593,002	$79	$444,069	$(141)	$(183,564)	29,990	$(96)	$871	$261,605
Balances, January 1, 2017	36,466	$364	71,111,863	$71	$386,920	$(1,089)	$(104,949)	29,990	$(96)	$647	$281,868
Vesting of restricted stock units	—	—	555,873	1	—	—	—	—	—	—	1
Stock-based compensation	—	—	—	—	2,781	—	—	—	—	—	2,781
Proceeds from private offering of common stock	—	—	1,552,795	2	14,998	—	—	—	—	—	15,000
Issuance of common stock in connection with the acquisition of inthinc	—	—	76,796	—	764	—	—	—	—	—	764
Issuance of common stock under employee stock purchase plan	—	—	75,888	—	529	—	—	—	—	—	529
Payment of contingent consideration	—	—	40,372	—	347	—	—	—	—	—	347
Exercise of SARs	—	—	105,067	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	(14,083)	—	—	36	(14,047)
Foreign currency translation adjustments	—	—	—	—	—	616	—	—	—	(5)	611
Balances, June 30, 2017	36,466	$364	73,518,654	$74	$406,339	$(473)	$(119,032)	29,990	$(96)	$678	$287,854

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ORBCOMM Inc.

Notes to the Condensed Consolidated Financial Statements

(All amounts in thousands except share amounts, per share amounts or unless otherwise noted)

1. Organization and Business

ORBCOMM Inc. (“ORBCOMM” or the “Company”), a Delaware corporation, is a global provider of industrial Internet of Things (“IoT”) solutions, including network connectivity, devices, device management and web reporting applications. The Company’s industrial IoT products and services are designed to track, monitor, control and enhance security for a variety of assets, such as trailers, trucks, rail cars, sea containers, power generators, fluid tanks, marine vessels, diesel or electric powered generators (“gensets”), oil and gas wells, pipeline monitoring equipment, irrigation control systems and utility meters, in industries for transportation & supply chain, heavy equipment, fixed asset monitoring, maritime and government. Additionally, the Company provides satellite Automatic Identification Service (“AIS”) data services to assist in vessel navigation and to improve maritime safety for government and commercial customers worldwide. Through two acquisitions in 2017, the Company added to its transportation product portfolio vehicle fleet management, as well as in-cab and fleet vehicle solutions. The Company provides its services using multiple network platforms, including a constellation of low-Earth orbit (“LEO”) satellites and accompanying ground infrastructure, as well as terrestrial-based cellular communication services obtained through reseller agreements with major cellular (Tier One) wireless providers. The Company also offers customer solutions utilizing additional satellite network service options that the Company obtains through service agreements entered into with multiple mobile satellite providers. The Company’s satellite-based customer solution offerings use small, low power, mobile satellite subscriber communicators for remote asset connectivity, and the Company’s terrestrial-based solutions utilize cellular data modems with subscriber identity modules (“SIMs”). The Company also resells service using the two-way Inmarsat satellite network to provide higher bandwidth, low-latency satellite products and services, leveraging the Company’s IsatDataPro (“IDP”) technology. The Company’s customer solutions provide access to data gathered over these systems via connections to other public or private networks, including the Internet. The Company provides what it believes are the most versatile, leading-edge industrial IoT solutions in its markets to enable its customers to run their business more efficiently.

2. Summary of Significant Accounting Principles

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to SEC rules. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The accompanying condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (including normal recurring accruals) necessary for a fair presentation of the consolidated financial position, results of operations, comprehensive income and cash flows for the periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. The financial statements include the accounts of the Company, its wholly-owned and majority-owned subsidiaries, and investments in variable interest entities in which the Company is determined to be the primary beneficiary. All significant intercompany accounts and transactions have been eliminated in consolidation. The portions of majority-owned subsidiaries that the Company does not own are reflected as noncontrolling interests in the condensed consolidated balance sheets.

Investments

Investments in entities over which the Company has the ability to exercise significant influence but does not have a controlling interest are accounted for under the equity method of accounting. The Company considers several factors in determining whether it has the ability to exercise significant influence with respect to investments, including, but not limited to, direct and indirect ownership level in the voting securities, active participation on the board of directors, approval of operating and budgeting decisions and other participatory and protective rights. Under the equity method, the Company’s proportionate share of the net income or loss of such investee is reflected in the Company’s condensed consolidated statement of operations. When the Company does not exercise significant influence over the investee, the investment is accounted for under the cost method.

Although the Company owns interests in companies that it accounts for pursuant to the equity method, the investments in those entities had no carrying value as of June 30, 2018 and December 31, 2017. The Company has no guarantees or other funding obligations to those entities. The Company had no equity income or losses from those investees for the quarters and six months ended June 30, 2018 and 2017.

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

The Company derives recurring service revenues mostly from monthly fees for industrial IoT connectivity services that consist of subscriber-based and recurring monthly usage fees for each subscriber communicator or SIM activated for use on its satellite network, other satellite networks and cellular wireless networks that the Company resells to its resellers, Market Channel Partners (“MCPs”) and Market Channel Affiliates (“MCAs”), and direct customers. In addition, the Company earns service revenue from providing recurring AIS data services to government and commercial customers worldwide. The Company also earns recurring service revenues from activations of subscriber communicators and SIMs, optional separately priced extended warranty service agreements extending beyond the initial warranty period, typically one year, which are billed to the customer upon shipment of a subscriber communicator, and royalty fees relating to the manufacture of subscriber communicators under a manufacturing agreement.

Service revenue derived from usage fees are generally based upon the data transmitted by a customer, the overall number of subscriber communicators and/or SIMs activated by each customer, and whether the Company provides services through its value-added portal. Using the output method, these service revenues are recognized over time, as services are rendered, or at a point in time, based on the contract terms. AIS service revenues are generated over time from monthly subscription-based services supplying AIS data to its customers and resellers using the output method. Revenues from the activation of both subscriber communicators and SIMs are initially recorded as deferred revenues and are, thereafter, recognized on a ratable basis using a time-based output method, generally over three years, the estimated life of the subscriber communicator. Revenues from separately priced extended warranty service agreements extending beyond the initial warranty period of one year are initially recorded as deferred revenues and are, thereafter, recognized on a ratable basis using a time-based output method, generally over two to five years. Revenues generated from royalties relating to the manufacture of subscriber communicators by third parties are recognized at a point in time when the third party notifies the Company of the units it has manufactured and a unique serial number is assigned to each unit by the Company.

The Company earns other service revenues from installation services and engineering, technical and management support services. Revenues generated from installation services are recognized at a point in time using the output method when the services are completed. Revenues generated from engineering, technical and management support services are recognized over time as the service is provided. The Company also generates other service revenues through the sale of software licenses to its customers, which is recognized at a point in time using the output method when the license is provided to the customer.

Product revenues are derived from sales of complete industrial IoT telematics devices, modems or cellular wireless SIMs (for the Company’s terrestrial-communication services) to the Company’s resellers (i.e., MCPs and MCAs) and direct customers. Product revenue is recognized at a point in time when title transfers, when the products are shipped or when customers accept the products, depending on the specific contractual terms. Sales of subscriber communicators and SIMs are not subject to return, and title and risk of loss pass to the customer generally at the time of shipment.

Amounts received prior to the performance of services under customer contracts are recognized as deferred revenues and revenue recognition is deferred until such time that all revenue recognition criteria have been met. Deferred revenues as of June 30, 2018 and December 31, 2017 consisted of the following:

	June 30,	December 31,
	2018	2017
Service activation fees	$7,881	$5,509
Prepaid services	881	2,754
Extended warranty revenues	82	459
	8,844	8,722
Less current portion	(5,010)	(6,263)
Long-term portion	$3,834	$2,459

During the quarter ended June 30, 2018, the Company recognized revenue of $2,989 which was included as deferred revenue as of December 31, 2017.

Shipping costs billed to customers are included in product sales revenues and the related costs are included as costs of product sales on the Company’s condensed consolidated statement of operations.

The Company generates revenue from leasing arrangements of subscriber communicators, under FASB Accounting Standards Codification (“ASC”) Topic 840 (“ASC 840”) “Leases,” using the estimated selling prices for each of the deliverables recognized.  Product and installation revenues associated with these arrangements are recognized upon shipment or installation of the subscriber communicator, depending on the specific contractual terms. Service and warranty revenues are recognized on an accrual basis, as services are rendered, or on a cash basis, if collection from the customer is not reasonably assured at the time the service is provided.

The following table summarizes the components of revenue from contracts with customers, as well as revenue recognized under ASC 840:

	Quarters Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue from contracts with customers:
Recurring service revenues	$37,094	$30,066	$73,818	$58,011
Other service revenues	1,381	1,011	2,649	2,578
Total service revenue	38,475	31,077	76,467	60,589
Product revenue	31,169	25,880	58,881	48,289
Total revenue from contracts with customers	69,644	56,957	135,348	108,878
Product revenue recognized under ASC 840	1,144	—	3,413	—
Total revenues	$70,788	$56,957	$138,761	$108,878

The Company enters into contracts with its customers that include multiple performance obligations, which typically include subscriber communicators, monthly usage fees and optional extended warranty service agreements. The Company evaluates each item to determine whether it represents a promise to transfer a distinct good or service to the customer and therefore is a separate performance obligation under ASU 2014-09.  If a contract is separated into more than one performance obligation, the Company allocates the total transaction price to each performance obligation in an amount based on the estimated relative stand-alone selling prices of the promised goods or services underlying each performance obligation. The Company uses an observable price to determine the stand-alone selling price for separate performance obligations or a cost-plus margin approach when one is not available.

If an arrangement provided to a customer has a significant and incremental discount on future revenue, such right is considered a performance obligation and a proportionate amount of the discount should be allocated to each element based on the relative stand-alone selling price of each element, regardless of the discount. The Company has determined that arrangements provided to its customers do not include significant and incremental discounts.

The Company has elected not to disclose the value of unsatisfied performance obligations since any of these obligations would have an original expected length of one year or less.

Fair Value of Financial Instruments

The Company has no financial assets or liabilities that are measured at fair value on a recurring basis. However, if certain triggering events occur, the Company is required to evaluate the non-financial assets for impairment and any resulting asset impairment would require that a non-financial asset be recorded at fair value. FASB ASC Topic 820 “Fair Value Measurement Disclosure” prioritizes inputs used in measuring fair value into a hierarchy of three levels: Level 1 - unadjusted quoted prices for identical assets or liabilities traded in active markets; Level 2 - inputs other than quoted prices included within Level 1 that are either directly or indirectly observable; and Level 3 - unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions that market participants would use in pricing.

The carrying amounts of the Company’s financial instruments, including cash, restricted cash, accounts receivable and accounts payable approximated their fair values due to the short-term nature of these items. As of June 30, 2018, the carrying amount and the fair value of the Company’s Senior Secured Notes (described in “Note 10 – Notes Payable”) were $250,000 and $260,625, respectively. The fair values of the Senior Secured Notes are based on observable relevant market information. Fluctuations between the carrying amounts and the fair values of the Senior Secured Notes for the period presented are associated with changes in market interest rates. The Company may redeem all or part of the Senior Secured Notes at any time or from time to time at its option at specified redemption prices that would include “make-whole” premiums. Refer to “Note 10 – Notes Payable” for more information. The fair value of the Note payable - related party ($1,332 book value) is de minimis.

Concentration of Risk

The Company’s customers are primarily commercial organizations. Accounts receivable are generally unsecured.

Accounts receivable are due in accordance with payment terms included in contracts negotiated with customers. Amounts due from customers are stated net of an allowance for doubtful accounts. The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time accounts are past due, the customer’s current ability to pay its obligations to the Company and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they are deemed uncollectible.

There were no customers with revenues greater than 10% of the Company’s consolidated total revenues for the quarters and six months ended June 30, 2018 and 2017.

One customer, AT&T Solutions, comprised 10.7% of the Company’s consolidated accounts receivable as of June 30, 2018.  There were no customers with accounts receivable greater than 10% of the Company’s consolidated accounts receivable as of December 31, 2017.

As of June 30, 2018, the Company did not maintain in-orbit insurance coverage for its ORBCOMM Generation 1 (“OG1”) or ORBCOMM Generation 2 (“OG2”) satellites to address the risk of potential systemic anomalies, failures or catastrophic events affecting its satellite constellation.

Inventories

Inventories are stated at the lower of cost or net realizable value, determined on a weighted average cost basis. At June 30, 2018 and December 31, 2017, inventory consisted primarily of finished goods and purchased parts to be utilized by its contract manufacturer totaling $38,718 and $34,465, respectively, and raw materials totaling $6,144 and $7,972, respectively, net of inventory obsolescence. The Company reviews inventory quantities on hand, evaluates the realizability of inventories and adjusts the carrying value, as necessary based on forecasted product demand. A provision, recorded in cost of product sales on the Company’s condensed consolidated statement of operations, is made for potential losses on slow moving and obsolete inventories when identified.

Valuation of Long-Lived Assets

Property and equipment and other long-lived assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company measures recoverability by comparing the carrying amount to the projected cash flows the assets are expected to generate. An impairment loss is recognized to the extent the carrying value exceeds the fair value.

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

Warranty Costs

The Company accrues for warranty coverage on product sales estimated at the time of sale based on historical costs to repair or replace products for customers compared to historical product revenues. The warranty accrual is included in accrued liabilities on the Company’s condensed consolidated balance sheet.

Separately priced extended warranty coverage is recorded as warranty revenue over the term of the extended warranty coverage and the related warranty costs are recorded as incurred during the coverage period.

Warranty coverage that includes additional services, such as repairs and maintenance of the product, is treated as a separate performance obligation and the related warranty and repairs/maintenance costs are recorded as incurred.

Refer to “Note 8 – Accrued Liabilities” for more information.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02 “Leases (Topic 842)” (“ASU 2016-02”), which is effective for fiscal years beginning after December 15, 2018. ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. Early adoption is permitted. The Company is in the process of evaluating the effect that ASU 2016-02 will have on its condensed consolidated financial statements and related disclosures.

In November 2016, the FASB issued ASU No. 2016-18 “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”) which became effective for fiscal years beginning after December 15, 2017. ASU 2016-18 requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Entities are also required to reconcile such totals to amounts on the balance sheet and disclose the nature of the restrictions. The guidance requires application using a retrospective transition method. The Company adopted this standard on January 1, 2018 and expects the retrospective application to impact its classification of certain restricted cash activity in its statement of cash flows in future interim filings.

In January 2017, the FASB issued ASU No. 2017-04 “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”), which will be effective for fiscal years beginning after December 15, 2019. ASU 2017-04 removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation.  Under ASU 2017-04, goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.  The adoption of this standard, which will be applied prospectively, is not expected to have a material impact on the Company’s condensed consolidated financial statements.

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

Preliminary Estimated Purchase Price Allocation

The Blue Tree Acquisition has been accounted for using the acquisition method of accounting. This method requires that assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date (the “Acquisition Method”). The excess of the preliminary purchase price over the preliminary net assets was recorded as goodwill. The preliminary allocation of the purchase price was based upon a preliminary valuation and the estimates and assumptions are subject to change during the one-year measurement period. The total consideration for the Blue Tree Acquisition was $37,107, of which $776 represents acquisition date contingent consideration at fair value, in a debt-free, cash-free transaction. During the six months ended June 30, 2018, the Company recorded a measurement period adjustment related to certain working capital accounts, resulting in a decrease in goodwill of $393. The preliminary estimated purchase price allocation for the acquisition is as follows:

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

Intangible Assets

The estimated fair value of the technology and trademark intangible assets was determined using the “relief from royalty method” under the income approach, which is a valuation technique that provides an estimate of the fair value of an asset based on the costs savings that are available through ownership of the asset by the avoidance of paying royalties to license the use of the assets from another owner. The estimated fair value of the customer lists was determined using the “excess earnings method” under the income approach, which represents the total income to be generated by the asset (the “Customer List Valuation Technique”). Some of the more significant assumptions inherent in the development of those asset valuations include the projected revenue associated with the asset, the appropriate discount rate to select in order to measure the risk inherent in each future cash flow stream, the assessment of each asset’s life cycle, as well as other factors. The discount rate used to arrive at the present value at the acquisition date of the customer lists and technology was 26.5%. The remaining useful lives of the technology and trademarks were based on historical product development cycles, the projected rate of technology migration, a market participant’s use of these intangible assets and the pattern of projected economic benefit of these intangible assets. The remaining useful lives of the customer lists were based on the customer attrition and the projected economic benefit of these customers.

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

Contingent Consideration

Additional consideration is conditionally due to the Sellers upon achievement of certain financial milestones through December 2018. The fair value measurement of the contingent consideration obligation is determined using Level 3 unobservable inputs supported by little or no market activity based on the Company’s own assumptions. The estimated fair value of the contingent consideration was determined based on the Company’s preliminary estimates using the probability-weighted discounted cash flow approach. As of June 30, 2018, the Company recorded $848 in accrued liabilities on the condensed consolidated balance sheet in connection with the contingent consideration. As of December 31, 2017, the Company recorded $776 in non-current liabilities on the condensed consolidated balance sheet in connection with the contingent consideration. For the quarter and six months ended June 30, 2018, an expense of $25 and $72 was recorded in selling, general and administrative (“SG&A”) expenses in the condensed consolidated statement of operations, respectively, for accretion associated with the contingent consideration.

inthinc Technology Solutions Inc.

On June 9, 2017, pursuant to the asset purchase agreement (the “Asset Purchase Agreement”) entered into by the Company and inthinc, Inc., inthinc Technology Solutions, Inc., tiwi, Inc., inthinc Telematics, Inc., DriveAware, Inc., inthinc Chile, SP and inthinc Investors, L.P. (collectively, “inthinc”), the Company completed the acquisition of inthinc for an aggregate consideration of (i) $34,236 in cash, subject to net working capital adjustments, on a debt-free, cash-free basis; (ii) issuance of 76,796 shares of the Company’s common stock, valued at $9.95 per share, which reflected a 20-trading day average price of the Company’s stock ending June 8, 2017; and (iii) additional contingent consideration of up to $25,000, subject to certain operational milestones, payable in stock or a combination of cash and stock at the Company’s election (the “inthinc Acquisition”).

Purchase Price Allocation

The inthinc Acquisition has been accounted for using the Acquisition Method. The excess of the purchase price over the net assets was recorded as goodwill. The preliminary allocation of the purchase price was based upon a preliminary valuation and the estimates and assumptions are subject to change during the one-year measurement period.  During the six months ended June 30, 2018, the Company recorded a measurement period adjustment related to certain working capital accounts, resulting in a decrease in goodwill of $156. The total consideration for the inthinc Acquisition was $44,835, of which $9,835 represents acquisition date contingent consideration at fair value, in a debt-free, cash-free transaction. The estimated purchase price allocation for the acquisition is as follows:

Amount
Accounts receivable	$2,652
Inventories	906
Prepaid expenses and other current assets	112
Property, plant and equipment	258
Lease receivable	5,067
Intangible assets	16,000
Total identifiable assets acquired	24,995
Accounts payable	4,613
Accrued expenses	275
Other current and non-current liabilities	1,326
Total liabilities assumed	6,214
Net identifiable assets acquired	18,781
Goodwill	26,054
Total purchase price	$44,835

Intangible Assets

The estimated fair value of the technology intangible assets was determined using the “relief from royalty method” under the income approach, which is a valuation technique that provides an estimate of the fair value of an asset based on the costs savings that are available through ownership of the asset by the avoidance of paying royalties to license the use of the assets from another owner. The estimated fair value of the customer lists was determined using the Customer List Valuation Technique. Some of the more significant assumptions inherent in the development of those asset valuations include the projected revenue associated with the asset, the appropriate discount rate to select in order to measure the risk inherent in each future cash flow stream, the assessment of each asset’s life cycle, as well as other factors. The discount rate used to arrive at the present value of the customer lists and technology at the acquisition date was 12%. The estimated remaining useful lives of the technology were based on historical product development cycles, the projected rate of technology migration and a market participant’s use of these intangible assets and the pattern of projected economic benefit of this intangible asset. The estimated remaining useful lives of the customer lists were based on the customer attrition and the projected economic benefit of these customers.

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

Indemnification Asset

In connection with the Asset Purchase Agreement, the Company entered into an escrow agreement with inthinc and an escrow agent. Under the terms of this escrow agreement, $500 was placed in an escrow account through September 9, 2019 to fund any indemnification obligations to the Company under the Asset Purchase Agreement. Under the terms of the escrow agreement, as of any release date for any portion of the escrow amount, the value of any then submitted and unresolved indemnification claims shall be retained in the escrow account until such time as the applicable claims are resolved.

Acquired Customer Product Liability

As a result of the inthinc Acquisition, the Company acquired customer product obligations on inthinc’s product sales. The Company’s analysis of the customer product liabilities is estimated based on inthinc’s historical costs to replace or fix products for customers, as well as installation costs associated with these obligations. As the Company continues to gather additional information, these accrual estimates may differ from actual results and adjustments to the estimated customer product liability would be required. The Company continues to evaluate customer product liabilities relating to the inthinc Acquisition throughout the measurement period. If the Company determines that adjustments to these amounts are required during the remainder of the measurement period, such amounts will be recorded as an adjustment to goodwill. On June 9, 2017, the Company had estimated additional product liabilities of $1,032 relating to customer product obligations it was investigating associated with the inthinc Acquisition. As of June 30, 2018, the Company had a remaining liability of $698 in accrued liabilities on the condensed consolidated balance sheet in connection with this acquired product liabilities obligation.

Contingent Consideration

Additional consideration is conditionally due to the inthinc sellers upon achievement of certain financial milestones through June 2019. The fair value measurement of the contingent consideration obligation is determined using Level 3 unobservable inputs supported by little or no market activity based on the Company’s own assumptions. The estimated fair value of the contingent consideration was determined based on the Company’s preliminary estimates using the probability-weighted discounted cash flow approach. As of June 30, 2018, the Company recorded $4,698 and $3,245 in accrued liabilities and other non-current liabilities, respectively, on the condensed consolidated balance sheet in connection with the contingent consideration. As of December 31, 2017, the Company recorded $9,313 in other non-current liabilities on the condensed consolidated balance sheet in connection with the contingent consideration.  One financial milestone for this additional consideration is estimated to be met at a lower than previously estimated level, and therefore, the Company recorded a reduction of the contingent liability of $1,555 in SG&A expenses in the condensed consolidated statement of operations for the quarter ended March 31, 2018. For the quarter and six months ended June 30, 2018, an expense of $185 was recorded in SG&A in the condensed consolidated statement of operations for accretion associated with the contingent consideration.

4. Stock-Based Compensation

The Company’s stock-based compensation plan consists of its 2016 Long Term Incentives Plan (the “2016 LTIP”). As of June 30, 2018, there were 4,332,589 shares available for grant under the 2016 LTIP.

Total stock-based compensation recorded by the Company for the quarters ended June 30, 2018 and 2017 was $1,728 and $1,445, respectively, and for the six months ended June 30, 2018 and 2017 was $3,435 and $2,969, respectively. Total capitalized stock-based compensation for the quarters ended June 30, 2018 and 2017 was $85 and $112, respectively, and for the six months ended June 30, 2018 and 2017 was $244 and $243, respectively.

The following table summarizes the components of stock-based compensation expense in the Company’s condensed consolidated statements of operations for the quarters and six months ended June 30, 2018 and 2017:

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Cost of services	$144	$114	$308	$273
Cost of product sales	24	19	63	42
Selling, general and administrative	1,354	1,230	2,646	2,502
Product development	206	82	418	152
Total	$1,728	$1,445	$3,435	$2,969

As of June 30, 2018, the Company had unrecognized compensation costs for all share-based payment arrangements totaling $4,799.

Time-Based Stock Appreciation Rights

A summary of the Company’s time-based stock appreciation rights (“SARs”) for the six months ended June 30, 2018 is as follows:

			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
	Number of	Average	Contractual	Value
	Shares	Exercise Price	Term (years)	(in thousands)
Outstanding at January 1, 2018	2,564,394	$5.38
Granted	—	—
Exercised	(105,200)	5.15
Forfeited or expired	(20,000)	8.58
Outstanding at June 30, 2018	2,439,194	$5.32	4.29	$10,678
Exercisable at June 30, 2018	2,379,194	$5.35	4.18	$11,128
Vested and expected to vest at June 30, 2018	2,439,194	$5.32	4.29	$10,678

For the quarters ended June 30, 2018 and 2017, the Company recorded stock-based compensation expense relating to these time-based SARs of $48 and $141, respectively. For the six months ended June 30, 2018 and 2017, the Company recorded stock-based compensation expense relating to these time-based SARs of $108 and $295, respectively. As of June 30, 2018, $225 of total unrecognized compensation cost related to the SARs is expected to be recognized through December 2019.

The intrinsic value of the time-based SARs exercised during the six months ended June 30, 2018 was $521.

Performance-Based Stock Appreciation Rights

A summary of the Company’s performance-based SARs for the six months ended June 30, 2018 is as follows:

			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
	Number of	Average	Contractual	Value
	Shares	Exercise Price	Term (years)	(in thousands)
Outstanding at January 1, 2018	504,473	$5.80
Granted	—	—
Exercised	(10,500)	3.02
Forfeited or expired	—	—
Outstanding at June 30, 2018	493,973	$5.75	3.17	$3,257
Exercisable at June 30, 2018	493,973	$5.75	3.17	$3,257
Vested and expected to vest at June 30, 2018	493,973	$5.75	3.17	$3,257

For the quarters and six months ended June 30, 2018 and 2017, the Company did not record any stock-based compensation expense relating to the performance-based SARs. As of June 30, 2018, there was no unrecognized compensation cost related to these SARs expected to be recognized.

The intrinsic value of the performance-based SARs exercised during the six months ended June 30, 2018 was $70.

The fair value of each time-based and performance-based SAR award is estimated on the date of grant using the Black-Scholes option pricing model with the assumptions described below. For the period indicated, the expected volatility was based on the Company’s historical volatility over the expected terms of the SAR awards. Estimated forfeitures were based on voluntary and involuntary termination behavior, as well as an analysis of actual forfeitures. The risk-free interest rate was based on the U.S. Treasury yield curve at the time of the grant over the expected term of the SAR grants. The Company did not grant time-based or performance-based SARs during the six months ended June 30, 2018.

Six Months Ended June 30,
2017
Risk-free interest rate	2.10%
Expected life (years)	6.0
Estimated volatility factor	59.85%
Expected dividends	None

Time-Based Restricted Stock Units

A summary of the Company’s time-based restricted stock units (“RSUs”) for the six months ended June 30, 2018 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Balance at January 1, 2018	818,480	$9.95
Granted	61,176	10.15
Vested	(322,474)	8.95
Forfeited or expired	(41,999)	10.39
Balance at June 30, 2018	515,183	$10.13

For the quarters ended June 30, 2018 and 2017, the Company recorded stock-based compensation expense related to the time-based RSUs of $1,055 and $679, respectively. For the six months ended June 30, 2018 and 2017, the Company recorded stock-based compensation expense related to the time-based RSUs of $2,004 and $1,379, respectively. As of June 30, 2018, $3,376 of total unrecognized compensation cost related to the RSUs is expected to be recognized through June 2021.

Performance-Based Restricted Stock Units

A summary of the Company’s performance-based RSUs for the six months ended June 30, 2018 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Balance at January 1, 2018	444,734	$9.48
Granted	—	—
Vested	(168,068)	9.16
Forfeited or expired	(43,798)	7.38
Balance at June 30, 2018	232,868	$9.98

For the quarters ended June 30, 2018 and 2017, the Company recorded stock-based compensation expense related to the performance-based RSUs of $364 and $302, respectively. For the six months ended June 30, 2018 and 2017, the Company recorded stock-based compensation expense related to the performance-based RSUs of $867 and $742, respectively. As of June 30, 2018, $1,247 of total unrecognized compensation cost related to these RSUs is expected to be recognized through March 2019.

The fair values of the time-based and performance-based RSU awards are based upon the closing stock price of the Company’s common stock on the date of grant.

Performance Units

The Company grants Market Performance Units (“MPUs”) to its senior executives based on stock price performance over a three-year period measured on December 31 of each year in the performance period. The MPUs will vest in equal installments at the end of each year in the performance period only if the Company satisfies the stock price performance targets and continued employment by the senior executives through the dates the Compensation Committee has determined that the targets have been achieved. The value of the MPUs that will be earned each year ranges up to 15% of each of the senior executives’ base salaries in the year of the grant, depending on the Company’s stock price performance target for that year. The value of the MPUs can be paid in either cash, common stock or a combination of cash and stock, at the Company’s discretion. The MPUs are classified as a liability and are revalued at the end of each reporting period based on the awards’ fair value over a three-year period.

As the MPUs contain both a performance and service condition, the MPUs have been treated as a series of three separate awards, or tranches, for purposes of recognizing stock-based compensation expense. The Company recognizes stock-based compensation expense on a tranche-by-tranche basis over the requisite service period for that specific tranche. The Company estimated the fair value of the MPUs using a Monte Carlo Simulation Model based on the following assumptions:

Six Months Ended June 30,
	2018	2017
Risk-free interest rate	2.11% to 2.58%	1.14% to 1.46%
Estimated volatility factor	27.0% to 30.0%	24.0% to 32.0%
Expected dividends	None	None

For the quarters ended June 30, 2018 and 2017, the Company recorded stock-based compensation expense relating to these MPUs of $181 and $250, respectively. For the six months ended June 30, 2018 and 2017, the Company recorded stock-based compensation expense relating to these MPUs of $304 and $434, respectively.

As of June 30, 2018, the Company recorded $478 and $127 in accrued liabilities and other non-current liabilities related to these MPUs, respectively, in its condensed consolidated balance sheet. As of December 31, 2017, the Company recorded $895 and $301 in accrued liabilities and other non-current liabilities related to these MPUs, respectively, in its condensed consolidated balance sheet.

In January 2018, the Company issued 81,277 shares of common stock as a form of payment in connection with MPUs for achieving the fiscal year 2015, 2016 and 2017 stock performance target with respect to the 2017 performance year.

Employee Stock Purchase Plan

On February 16, 2016, the Company’s Board of Directors adopted the ORBCOMM Inc. Employee Stock Purchase Plan (“ESPP”), which was approved by the Company’s shareholders on April 20, 2016. Under the terms of the ESPP, 5,000,000  shares of the Company’s common stock are available for issuance and eligible employees may have up to 10% of their gross pay deducted from their payroll, up to a maximum of $25 per year, to purchase shares of ORBCOMM common stock at a discount of up to 15% of its fair market value, subject to certain conditions and limitations. For the quarters ended June 30, 2018 and 2017, the Company recorded stock-based compensation expense of $80 and $73, respectively, relating to the ESPP. For the six months ended June 30, 2018 and 2017, the Company recorded stock-based compensation expense of $152 and $119, respectively, relating to the ESPP. During the six months ended June 30, 2018, 81,525 shares of the Company’s common stock were purchased under the ESPP at a price of $8.21 per share.

5. Net Loss Attributable to ORBCOMM Inc. Common Stockholders

The Company accounts for earnings per share (“EPS”) in accordance with ASC Topic 260, “Earnings Per Share” (“ASC 260”) and related guidance, which requires two calculations of EPS to be disclosed: basic and diluted. The numerator in calculating basic and diluted EPS is an amount equal to the net loss attributable to ORBCOMM Inc. common stockholders for the periods presented. The denominator in calculating basic EPS is the weighted average shares outstanding for the respective periods. The denominator in calculating diluted EPS is the weighted average shares outstanding, plus the dilutive effect of stock option grants, unvested SAR and RSU grants and shares of Series A convertible preferred stock, for the respective periods. The following sets forth the basic and diluted calculations of EPS for the quarters and six months ended June 30, 2018 and 2017:

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net loss attributable to ORBCOMM Inc. common stockholders	$(7,233)	$(10,740)	$(17,319)	$(14,083)
Weighted average number of common shares outstanding:
Basic number of common shares outstanding	78,079	71,978	76,404	71,703
Dilutive effect of unvested SARs and RSUs and shares of Series A convertible preferred stock	—	—	—	—
Diluted number of common shares outstanding	78,079	71,978	76,404	71,703
Earnings per share:
Basic	$(0.09)	$(0.15)	$(0.23)	$(0.20)
Diluted	$(0.09)	$(0.15)	$(0.23)	$(0.20)

The computation of net loss attributable to ORBCOMM Inc. common stockholders for the quarters and six months ended June 30, 2018 and 2017 is as follows:

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net loss attributable to ORBCOMM Inc.	$(7,222)	$(10,740)	$(17,308)	$(14,083)
Preferred stock dividends on Series A convertible preferred stock	(11)	—	(11)	—
Net loss attributable to ORBCOMM Inc. common stockholders	$(7,233)	$(10,740)	$(17,319)	$(14,083)

6. Satellite Network and Other Equipment

Satellite network and other equipment, net consisted of the following:

	June 30,	December 31,
	2018	2017
Land	$381	$381
Satellite network	194,615	193,292
Capitalized software	56,308	45,062
Computer hardware	5,195	5,189
Other	5,925	5,276
Assets under construction	15,487	16,539
	277,911	265,739
Less: accumulated depreciation and amortization	(109,187)	(91,561)
	$168,724	$174,178

During the quarters ended June 30, 2018 and 2017, the Company capitalized internal costs attributable to the design, development and enhancements of the Company’s products and services and internal-use software in the amount of $3,267 and $3,374, respectively.  During the six months ended June 30, 2018 and 2017, the Company capitalized internal costs attributable to the design, development and enhancements of the Company’s products and services and internal-use software in the amount of $7,074 and $6,610, respectively.

Depreciation and amortization expense for the quarters ended June 30, 2018 and 2017 was $8,615 and $8,710, respectively, including amortization of internal-use software of $836 and $1,485, respectively.  Depreciation and amortization expense for the six months ended June 30, 2018 and 2017 was $17,557 and $17,040, respectively, including amortization of internal-use software of $1,772 and $2,835, respectively.

For the quarters ended June 30, 2018 and 2017, 50% and 62% of depreciation and amortization expense, respectively, relate to cost of services and 9% and 8%, respectively, relate to cost of product sales, as these assets support the Company’s revenue generating activities. For the six months ended June 30, 2018 and 2017, 49% and 64% of depreciation and amortization expense, respectively, relate to cost of services and 10% and 8%, respectively, relate to cost of product sales, as these assets support the Company’s revenue generating activities.

As of June 30, 2018 and December 31, 2017, assets under construction primarily consisted of costs associated with acquiring, developing and testing software and hardware for internal and external use that have not yet been placed into service.

7. Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price of an acquired business over the estimated fair values of the underlying net tangible and intangible assets. Goodwill consisted of the following:

Amount
Balance at January 1, 2018	$166,678
Measurement period adjustment	(549)
Balance at June 30, 2018	$166,129

Goodwill is allocated to the Company’s one reportable segment, which is its only reporting unit. During the six months ended June 30, 2018, the Company recorded measurement period adjustments to the preliminary purchase price allocations of the Blue Tree Acquisition and inthinc Acquisition of $393 and $156, respectively.

The Company’s intangible assets consisted of the following:

		June 30, 2018			December 31, 2017
	Useful life		Accumulated			Accumulated
	(years)	Cost	amortization	Net	Cost	amortization	Net
Customer lists	5 - 15	$113,357	$(34,654)	$78,703	$113,357	$(29,451)	$83,906
Patents and technology	5 - 10	23,424	(9,325)	14,099	23,424	(8,080)	15,344
Trade names and trademarks	1 - 2	3,004	(2,974)	30	3,003	(2,914)	89
		$139,785	$(46,953)	$92,832	$139,784	$(40,445)	$99,339

At June 30, 2018, the weighted-average amortization period for the intangible assets was 10.5 years. At June 30, 2018, the weighted-average amortization periods for customer lists, patents and technology and trade names and trademarks were 11.0, 9.3 and 1.2 years, respectively.

Amortization expense was $3,227 and $2,689 for the quarters ended June 30, 2018 and 2017, respectively. Amortization expense was $6,508 and $5,381 for the six months ended June 30, 2018 and 2017, respectively.

Estimated future amortization expense for intangible assets is as follows:

Amount
2018 (remaining)	$6,586
2019	12,860
2020	12,554
2021	12,143
2022	11,687
2023	11,438
Thereafter	25,564
$92,832

8. Accrued Liabilities

The Company’s accrued liabilities consisted of the following:

	June 30,	December 31,
	2018	2017
Accrued compensation and benefits	$6,715	$8,637
Accrued warranty	5,728	4,153
Acquired customer product liabilities	698	858
Corporate income tax payable	4,470	1,415
Contingent earnout amount	5,546	—
VAT payable	1,185	—
Accrued satellite network and other equipment	532	595
Accrued inventory purchases	2,615	1,598
Accrued interest expense	5,000	4,944
Accrued professional fees	582	303
Accrued airtime charges	950	1,670
Other accrued expenses	8,363	8,843
	$42,384	$33,016

For the six months ended June 30, 2018 and 2017, changes in accrued warranty obligations consisted of the following:

	June 30,
	2018	2017
Balance at January 1,	$4,153	$1,842
Warranty liabilities assumed from acquisition	152	152
Reduction of warranty liabilities assumed in connection with acquisitions	(334)	(119)
Warranty expense	1,953	1,018
Warranty charges	(196)	(46)
Balance at June 30,	$5,728	$2,847

9. Note Payable-Related Party

In connection with the acquisition of a majority interest in Satcom International Group plc in 2005, the Company recorded an indebtedness to OHB Technology A.G. (formerly known as OHB Teledata A.G.), a stockholder of the Company. At June 30, 2018 and December 31, 2017, the principal balance of the note payable was €1,138, with a carrying value of $1,332 and $1,366, respectively. The carrying value was based on the note’s estimated fair value at the time of acquisition. The difference between the carrying value and principal balance of the note was amortized to interest expense over the six-year estimated life, which ended on September 30, 2011. This note does not bear interest and has no fixed repayment term. Repayment of the note will be made from the distribution profits (as defined in the note agreement) of ORBCOMM Europe LLC, a wholly owned subsidiary of the Company. The note has been classified as long-term, as the Company does not expect any repayments to be required prior to June 30, 2019.

10. Notes Payable

Senior Secured Notes

On April 10, 2017, the Company issued $250,000 aggregate principal amount of 8.0% senior secured notes due 2024 (the “Senior Secured Notes”). The Senior Secured Notes were issued pursuant to an indenture, dated as of April 10, 2017, among the Company, certain of its domestic subsidiaries party thereto (the “Guarantors”) and U.S. Bank National Association, as trustee and collateral agent (the “Indenture”). The Senior Secured Notes are unconditionally guaranteed on a senior secured basis by the Guarantors, and are secured on a first priority basis by (i) pledges of capital stock of certain of the Company’s directly and indirectly owned subsidiaries; and (ii) substantially all of the other property and assets of the Company and the Guarantors, to the extent a first priority security interest is able to be granted or perfected therein, and subject, in all cases, to certain specified exceptions, and an intercreditor agreement with the collateral agent for the Company’s revolving credit facility described below. Interest payments are due on the Senior Secured Notes semi-annually in arrears on April 1 and October 1, beginning October 1, 2017.

The Company has the option to redeem some or all of the Senior Secured Notes at any time on or after April 1, 2020, at redemption prices set forth in the Indenture, plus accrued and unpaid interest, if any, to the date of redemption. The Company also has the option to redeem some or all of the Senior Secured Notes at any time before April 1, 2020 at a redemption price of 100% of the principal amount of the Senior Secured Notes to be redeemed, plus a “make-whole” premium and accrued and unpaid interest, if any, to the date of redemption. In addition, at any time before April 1, 2020, the Company may redeem up to 35% of the aggregate principal amount of the Senior Secured Notes to be redeemed, plus accrued and unpaid interest, if any, to the date of redemption, with the proceeds from certain equity issuances.

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

In connection with the issuance of the Senior Secured Notes, the Company incurred debt issuance costs of approximately $5,431. For the quarter and six months ended June 30, 2018, amortization of the debt issuance costs was $194 and $388, respectively.  For the quarter and six months ended June 30, 2017, amortization of the debt issuance costs was $174.  The Company recorded charges of $5,194 and $10,388 to interest expense on its condensed consolidated statement of operations for the quarter and six months ended June 30, 2018, respectively, related to interest expense and amortization of debt issuance costs associated with the Senior Secured Notes.

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

Revolving Credit Facility

On December 18, 2017, the Company and certain of its subsidiaries entered into a senior secured revolving credit agreement (the “Revolving Credit Agreement”) with JPMorgan Chase Bank, N.A. (“JPMorgan Chase”), as administrative agent and collateral agent. The Revolving Credit Agreement provides for a revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount of up to $25,000 for working capital and general corporate purposes and matures on December 18, 2022. The Revolving Credit Facility will bear interest at an alternative base rate or an adjusted LIBOR, plus an applicable margin of 1.50% in the case of alternative base rate loans and 2.50% in the case of adjusted LIBOR loans. The Revolving Credit Facility will be secured by a first priority security interest in substantially all of the Company’s and its subsidiaries’ assets under a security agreement among the Company, its subsidiaries and JPMorgan Chase, subject to an intercreditor agreement with the indenture trustee for the Senior Secured Notes. The Revolving Credit Facility has no scheduled principal amortization until the maturity date. Subject to the terms set forth in the Revolving Credit Agreement, the Company may borrow, repay and reborrow amounts under the Revolving Credit Facility at any time prior to the maturity date.

The Revolving Credit Agreement contains customary representations and warranties, conditions to funding, covenants and events of default. The Revolving Credit Agreement contains covenants that, among other things, limit the Company and its restricted subsidiaries’ ability to: (i) incur or guarantee additional indebtedness; (ii) pay dividends, make other distributions or repurchase or redeem capital stock; (iii) prepay, redeem or repurchase certain indebtedness; (iv) make loans and investments; (v) sell, transfer or otherwise dispose of assets; (vi) incur or permit to exist certain liens; (vii) enter into certain types of transactions with affiliates; (viii) enter into agreements restricting the Company’s subsidiaries’ ability to pay dividends; and (ix) consolidate, amalgamate, merge or sell all or substantially all of their assets; subject, in all cases, to certain specified exceptions. Such limitations have various baskets as set forth in the Revolving Credit Agreement.

At June 30, 2018, no amounts were outstanding under the Revolving Credit Facility. As of June 30, 2018, the Company was in compliance with all financial covenants.

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

The Secured Credit Facilities had a maturity of five years after the initial fund date of the Initial Term Loan Facility (the “Maturity Date”) and were subject to mandatory prepayments in certain circumstances. The Secured Credit Facilities bore interest, at the Company’s election, of a per annum rate equal to either (a) a base rate plus 3.75% or (b) LIBOR plus 4.75%, with a LIBOR floor of 1.00%. The Company recorded charges of $2,426 to interest expense on its condensed consolidated statement of operations for the three months ended March 31, 2017, related to interest expense and amortization of debt issuance costs associated with the Initial Term Loan Facility, the Term B2 and the Term B3 Facilities.

11. Stockholders’ Equity

Preferred Stock

The Company currently has 50,000,000 shares of preferred stock authorized.

Series A Convertible Preferred Stock

During the quarter and six months ended June 30, 2018, the Company issued an aggregate of 1,128 shares of Series A convertible preferred stock to the holders of the Series A convertible preferred stock as an in-kind dividend. As of June 30, 2018, dividends in arrears were $4.

Common Stock

As of June 30, 2018, the Company has reserved 16,114,937 shares of common stock for future issuances related to employee stock compensation plans.

On June 15, 2017, the Company completed a private placement of 1,552,795 shares of the Company’s common stock at a purchase price of $9.66 per share, for an aggregate purchase price of $15,000. The per share price of $9.66 was calculated as 95% of the volume-weighted average trading price of the Company’s common stock for the 30 trading days ending on June 14, 2017.

Public Offering

On April 10, 2018, the Company completed a public offering of 3,450,000 shares of its common stock, including 450,000 shares sold upon exercise in full of the underwriters’ option to purchase additional shares at a price of $8.60 per share. The Company received net proceeds of approximately $28,000 after deducting underwriters’ discounts and commissions and offering costs.

Shelf Registration

On April 13, 2018, the Company filed a shelf registration statement with the SEC, registering an unspecified amount of debt and/or equity securities that the Company may offer in one or more offerings on terms to be determined at the time of sale. The shelf registration statement was automatically effective upon filing and superseded and replaced the Company’s previous shelf registration statement declared effective on April 14, 2015, which was due to expire on April 14, 2018.

12. Segment Information

The Company operates in one reportable segment, industrial IoT services. Other than satellites in orbit, goodwill and intangible assets, long-lived assets outside of the United States are not significant. The Company’s foreign exchange exposure is limited as approximately 79% of the Company’s consolidated revenue is collected in U.S. dollars. The following table summarizes revenues on a percentage basis by geographic region, based on the region in which the customer is located.

	Quarters Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
United States	66%	72%	67%	66%
South America	12%	10%	11%	10%
Japan	3%	2%	3%	2%
Europe	12%	11%	14%	16%
Other	7%	5%	5%	6%
	100%	100%	100%	100%

13. Income Taxes

For the quarters ended June 30, 2018 and 2017, the Company’s income tax expense was $1,225 and $90, respectively. For the six months ended June 30, 2018 and 2017, the Company’s income tax expense was $2,168 and $713, respectively. The increase in the income tax provision for the quarter and six months ended June 30, 2018 primarily related to a change in the geographical mix of income which increased taxable non-U.S. earnings before income taxes when compared to the prior year periods.  This increase was partially offset by lower deferred tax expense in the 2018 periods related to the impact of the U.S. Tax Cuts and Jobs Act of 2017 to the amortization of tax goodwill.

As of June 30, 2018 and December 31, 2017, the Company maintained a valuation allowance against its net deferred tax assets primarily attributable to operations in the United States, as the realization of such assets was not considered more likely than not.

There were no changes to the Company’s unrecognized tax benefits during the six months ended June 30, 2018. The Company does not expect any significant changes to its unrecognized tax positions during the next twelve months.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were recognized during the six months ended June 30, 2018.

The Company has not finalized its computations associated with the U.S. Tax Cuts and Jobs Act of 2017.  The Company has not adjusted any of its provisional estimates for the six months ended June 30, 2018. The Company continues to evaluate its provisional estimates and does not expect any cash tax payments for the transition tax.

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

Airtime Credits

In 2001, in connection with the organization of ORBCOMM Europe and the reorganization of the ORBCOMM business in Europe, the Company agreed to grant certain country representatives in Europe approximately $3,736 in airtime credits. The Company has not recorded the airtime credits as a liability for the following reasons: (i) the Company has no obligation to pay the unused airtime credits if they are not utilized; and (ii) the airtime credits are earned by the country representatives only when the Company generates revenue from the country representatives. The airtime credits have no expiration date. Accordingly, the Company is recording airtime credits as services are rendered and these airtime credits are recorded net of revenues from the country representatives. For the quarters ended June 30, 2018 and 2017, airtime credits used totaled approximately $7 and $8, respectively.  For the six months ended June 30, 2018 and 2017, airtime credits used totaled approximately $14 and $15, respectively. As of June 30, 2018 and 2017, unused credits granted by the Company were approximately $1,978 and $1,994, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Certain statements discussed in this Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally relate to our plans, estimates, objectives and expectations for future events, as well as projections, business trends, and other statements that are not historical facts. Such forward-looking statements are subject to known and unknown risks and uncertainties, some of which are beyond our control, which may cause our actual results, performance or achievements, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include but are not limited to: demand for and market acceptance of our products and services and our ability to successfully implement our business plan; our dependence on our subsidiary companies (Market Channel Affiliates (“MCAs”)) and third-party product and service developers and providers, distributors and resellers (Market Channel Partners (“MCPs”)) to develop, market and sell our products and services, especially in markets outside the United States; substantial losses we have incurred and may continue to incur; the inability to effect suitable investments, alliances and acquisitions, and even if we are able to make acquisitions, the failure to integrate and effectively operate the acquired businesses and the exposure to additional risks, such as unexpected costs, contingent or other liabilities, weaknesses in internal controls, and issues related to non-compliance with domestic and foreign laws, particularly in acquisitions of foreign businesses; our dependence on significant customers for a substantial portion of our revenues, including key customers such as JB Hunt Transport Services, Inc., Walmart, Caterpillar Inc., Komatsu Ltd., Hub Group, Onixsat and Satlink S.L.; our ability to expand our business outside the United States, including risks related to the economic, political and other conditions in foreign countries in which we do business, including fluctuations in foreign currency exchange rates; our dependence on a few significant vendors, service providers or suppliers, as well as the loss, disruption or slowdown in the supply of products and services of these key vendors, service providers or suppliers, such as our SkyWave business’s dependence on its commercial relationship with Inmarsat plc and the services provided by Inmarsat plc, including the continued availability of Inmarsat plc’s satellites, the supply of our products produced by Sanmina Corporation, or the supply of application specific integrated circuits (“ASICs”) from S3 Group; competition from existing and potential telecommunications competitors, including terrestrial and satellite-based network providers, some of whom provide wireless network services to our customers in connection with our products and services; our reliance on intellectual property rights and the risk that we, our MCAs, our MCPs and our customers may infringe on the intellectual property rights of others; our inability to operate due to changes or restrictions in the political, legal, regulatory, government, administrative and economic conditions and developments in the United States and other countries and territories in which we provide our services; legal proceedings; the failure of our systems or reductions in levels of service due to technological malfunctions or deficiencies or other events, such as in-orbit satellite failures, reduced performance of our existing satellites, or man-made or natural disasters and other extreme events; rapid and significant technological changes, pricing pressures and other competitive factors; cybersecurity risks; the level of our indebtedness and the terms of our $250 million 8.0% senior secured note indenture and our revolving credit agreement, under which we may borrow up to $25 million, that could restrict our business activities or our ability to execute our strategic objectives or adversely affect our financial performance; and the other risks described in our filings with the Securities and Exchange Commission (“SEC”). For more detail on these and other risks, please see our Annual Report on Form 10-K for the year ended December 31, 2017 (“Annual Report”), and other documents we file with the SEC. We undertake no obligation to publicly revise any forward-looking statements or cautionary factors, except as required by law.

Unless otherwise noted or the context otherwise requires, references in this Form 10-Q to “ORBCOMM,” “the Company,” “our company,” “we,” “us” or “our” refer to ORBCOMM Inc. and its direct and indirect subsidiaries.

Overview

We are a global provider of industrial Internet of Things (“IoT”) solutions, including network connectivity, devices, device management and web reporting applications. These solutions enable optimal business efficiencies, increased asset utilization and reduced asset write-offs, helping customers realize benefits on a worldwide basis. Our industrial IoT products and services are designed to track, monitor, control and enhance security for a variety of assets, such as trailers, trucks, rail cars, sea containers, power generators, fluid tanks, marine vessels, diesel or electric powered generators (“gensets”), oil and gas wells, pipeline monitoring equipment, irrigation control systems, and utility meters, in industries for transportation & supply chain, heavy equipment, fixed asset monitoring, maritime and government. Additionally, we provide satellite Automatic Identification Service (“AIS”) data services to assist in vessel navigation and to improve maritime safety for government and commercial customers worldwide. Through two acquisitions in 2017, we added to our transportation product portfolio vehicle fleet management, as well as in-cab and fleet vehicle solutions. We provide our services using multiple network platforms, including our own constellation of low-Earth orbit (“LEO”) satellites and our accompanying ground infrastructure, as well as terrestrial-based cellular communication services obtained through reseller agreements with major cellular (Tier One) wireless providers. We also offer customer solutions utilizing additional satellite network service options that we obtain through service agreements we have entered into with third-party mobile satellite providers. Our satellite-based customer solution offerings use small, low power, mobile satellite subscriber communicators for remote asset connectivity, and our terrestrial-based solutions utilize cellular data modems with subscriber identity modules (“SIMs”). We also resell service using the two-way Inmarsat plc (“Inmarsat”) satellite network to provide higher bandwidth, low-latency satellite products and services, leveraging our IsatDataPro (“IDP”) technology. Our customer solutions provide access to data gathered over these systems through connections to other public or private networks, including the Internet. We are dedicated to providing what we believe are the most versatile, leading-edge industrial IoT solutions in our markets that enable our customers to run their business operations more efficiently and achieve significant return on investment.

Customers benefiting from our network, products and solutions include original equipment manufacturers, or OEMs, such as Caterpillar Inc., Doosan Infracore America, Hitachi Construction Machinery Co. Ltd., John Deere, Komatsu Ltd., and Volvo Construction Equipment; vertical market technology integrators known as value-added resellers (“VARs”) and international value-added resellers (“IVARs”), such as I.D. Systems, Inc. and American Innovations, and value-added solutions providers (“SPs”), such as Onixsat, Satlink and Sascar (collectively referred to as MCPs); and end-to-end solutions customers such as Carrier Transicold, Thermo King, C&S Wholesale, Canadian National Railways, CR England, Hub Group, Inc., JB Hunt Transport Services, Inc., KLLM Transport Services, Marten Transport, Prime Inc., Swift Transportation, Target, Tropicana, Tyson Foods, Walmart and Werner Enterprises.

Public Offering

On April 10, 2018, we completed a public offering of 3,450,000 shares of our common stock, including 450,000 shares sold upon exercise in full of the underwriters’ option to purchase additional shares at a price of $8.60 per share. We received net proceeds of approximately $28.0 million after deducting underwriters’ discounts and commissions and offering costs (the “April 2018 Public Offering”).

Shelf Registration

On April 13, 2018, we filed a shelf registration statement with the SEC, registering an unspecified amount of debt and/or equity securities that we may offer in one or more offerings on terms to be determined at the time of sale. The shelf registration statement was automatically effective upon filing and superseded and replaced our previous shelf registration statement declared effective on April 14, 2015, which was due to expire on April 14, 2018.

Critical Accounting Policies and Estimates

Our discussion and analysis of our results of operations, liquidity and capital resources are based on our condensed consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, accounts receivable, accounting for business combinations, goodwill, intangible assets, satellite network and other equipment, long-lived assets, capitalized development costs, income taxes, warranty costs, loss contingencies and the value of securities underlying stock-based compensation. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from our estimates and could have a significant adverse effect on our results of operations and financial position. For a discussion of our critical accounting policies and estimates see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report. Except as noted in “Note 2 – Summary of Significant Accounting Principles” of the Notes to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, there have been no material changes to our critical accounting policies during 2018.

Revenues

We derive service revenues mostly from monthly fees for industrial IoT connectivity services that consist of subscriber-based, recurring monthly usage fees for each subscriber communicator or SIM activated for use on our satellite network, other satellite networks, and cellular wireless networks that we resell to our customers (i.e., our MCPs, MCAs and direct customers). Usage fees are generally based upon the data transmitted by a customer and the overall number of subscriber communicators and SIMs activated by each customer and whether we provide services through our value-added portal. Service revenues are recognized on an accrual basis, as services are rendered, or on a cash basis, if collection from the customer is not reasonably assured at the time the service is provided. We also generate AIS service revenues from subscription-based services supplying AIS data to customers and resellers. In addition, we earn service revenues from extended warranty service agreements extending beyond the initial warranty period of one year; installation services; royalty fees from third parties for the use of our proprietary communications protocol charged on a one-

time basis for each subscriber communicator connected to our industrial IoT data communications system; activations of subscriber communicators and SIMs; engineering, technical and management support services; and the sale of software licenses to our customers.

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

Amounts received prior to the performance of services under customer contracts are recognized as deferred revenues and revenue recognition is deferred until such time as all revenue recognition criteria have been met.

The table below presents our revenues for the quarters and six months ended June 30, 2018 and 2017, together with the percentage of total revenue represented by each revenue category:

	Quarters Ended June 30,
(In thousands)	2018		2017
Service revenues	$38,475	54.4%	$31,077	54.6%
Product sales	32,313	45.6%	25,880	45.4%
	$70,788	100.0%	$56,957	100.0%

	Six Months Ended June 30,
(In thousands)	2018		2017
Service revenues	$76,467	55.1%	$60,589	55.6%
Product sales	62,294	44.9%	48,289	44.4%
	$138,761	100.0%	$108,878	100.0%

Total revenues for the quarters ended June 30, 2018 and 2017 were $70.8 million and $57.0 million, respectively, an increase of 24.2%. Total revenues for the six months ended June 30, 2018 and 2017 were $138.8 million and $108.9 million, respectively, an increase of 27.5%.

Service Revenues

	Quarters Ended June 30,		Change
(In thousands)	2018	2017	Dollars	%
Recurring service revenues	$37,094	$30,066	$7,028	23.4%
Other service revenues	1,381	1,011	370	36.6%
Total service revenues	$38,475	$31,077	$7,398	23.8%

	Six Months Ended June 30,		Change
(In thousands)	2018	2017	Dollars	%
Recurring service revenues	$73,818	$58,011	$15,807	27.2%
Other service revenues	2,649	2,578	71	2.8%
Total service revenues	$76,467	$60,589	$15,878	26.2%

We derive recurring service revenues from monthly fees from industrial IoT connectivity services that consist of subscriber-based, recurring monthly usage fees for each subscriber communicator or SIM activated for use on our satellite network, other satellite networks, and cellular wireless networks that we resell to our customers and AIS service revenues from subscription-based services supplying AIS data to customers and resellers. In addition, we derive recurring service revenues from extended warranty service agreements extending beyond the initial warranty period of one year, royalty fees from third parties for the use of our proprietary communications protocol charged on a one-time basis for each subscriber communicator connected to our industrial IoT data communications system and activations of subscriber communicators and SIMs. We derive other service revenues from installation services, engineering, technical and management support services and the sale of software licenses to our customers.

The increase in service revenues for the quarter and six months ended June 30, 2018, compared to the prior year period, was primarily due to revenue generated from growth in billable subscriber communicators across our services and from our recent acquisitions.

As of June 30, 2018, we had approximately 2,220,000 billable subscriber communicators compared to approximately 1,828,000 billable subscriber communicators as of June 30, 2017, an increase of 21.4%.

Service revenue growth can be impacted by the customary lag between subscriber communicator activations and recognition of service revenue from these units.

Product Sales

	Quarters Ended June 30,		Change
(In thousands)	2018	2017	Dollars	%
Product sales	$32,313	$25,880	$6,433	24.9%

	Six Months Ended June 30,		Change
(In thousands)	2018	2017	Dollars	%
Product sales	$62,294	$48,289	$14,005	29.0%

We derive product revenues primarily from sales of complete industrial IoT telematics devices, modems and cellular wireless SIMs to our resellers and direct customers, as well as through leasing arrangements of subscriber communicators.

The increase in product sales for the quarter and six months ended June 30, 2018, compared to the prior year periods, was primarily due to increased shipments to new and existing customers and our recent acquisitions.

Costs of Revenues, Exclusive of Depreciation and Amortization

	Quarters Ended June 30,		Change
(In thousands)	2018	2017	Dollars	%
Cost of services	$12,392	$10,649	$1,743	16.4%
Cost of product sales	25,173	20,290	4,883	24.1%

	Six Months Ended June 30,		Change
(In thousands)	2018	2017	Dollars	%
Cost of services	$27,940	$20,218	$7,722	38.2%
Cost of product sales	48,684	37,938	10,746	28.3%

Costs of services is comprised of expenses to operate our network, such as payroll and related costs, including stock-based compensation, installation costs, and usage fees to third-party networks, but excludes depreciation and amortization discussed below. The increase in cost of services for the quarter ended June 30, 2018, compared to the prior year period, was primarily due to an increase in billable subscribers and our recent acquisitions. The increase in cost of services for the six months ended June 30, 2018, compared to the prior year period, was primarily due to an increase in billable subscribers, installation costs associated with significant product deployments and our recent acquisitions.

Costs of product sales includes the purchase price of subscriber communicators and SIMs sold, costs of warranty obligations, shipping charges, as well as operational costs to fulfill customer orders, including employee-related and inventory management costs. The increase in cost of product sales for the quarter and six months ended June 30, 2018, compared to the prior year periods, was primarily due to costs associated with the increased product sales and changes in the mix of product shipments and our recent acquisitions.

Selling, General and Administrative Expenses

	Quarters Ended June 30,		Change
(In thousands)	2018	2017	Dollars	%
Selling, general and administrative expenses	$19,029	$13,333	$5,696	42.7%

	Six Months Ended June 30,		Change
(In thousands)	2018	2017	Dollars	%
Selling, general and administrative expenses	$36,529	$25,574	$10,955	42.8%

Selling, general and administrative (“SG&A”) expenses relate primarily to expenses for general management, sales and marketing, finance, professional fees and general operating expenses.  The increase in SG&A expenses for the quarter and six months ended June 30, 2018, compared to the prior year periods, reflected increases in employee-related costs and other operating expenses, mainly related to our recent acquisitions.

Product Development Expenses

	Quarters Ended June 30,		Change
(In thousands)	2018	2017	Dollars	%
Product development	$3,042	$1,923	$1,119	58.2%

	Six Months Ended June 30,		Change
(In thousands)	2018	2017	Dollars	%
Product development	$5,855	$3,511	$2,344	66.8%

Product development expenses consist primarily of expenses associated with our engineering efforts, including the cost of third parties to support our current applications. Product development expenses for the quarter and six months ended June 30, 2018, compared to the prior year periods, increased mainly due to our recent acquisitions.

Depreciation and Amortization

	Quarters Ended June 30,		Change
(In thousands)	2018	2017	Dollars	%
Depreciation and amortization	$11,842	$11,400	$442	3.9%

	Six Months Ended June 30,		Change
(In thousands)	2018	2017	Dollars	%
Depreciation and amortization	$24,065	$22,422	$1,643	7.3%

The increase in depreciation and amortization for the quarter and six months ended June 30, 2018, compared to the prior year periods, was primarily due to additional amortization expense associated with acquired intangible assets, as well as depreciation associated with our capitalized costs attributable to the design, development and enhancements of our products and services sold to our customers and internally developed software, offset, in part, by lower depreciation associated with our satellite network as a result of impairments incurred in 2017.

Acquisition-Related and Integration Costs

Acquisition-related and integration costs include professional services expenses and identifiable integration costs directly attributable to our acquisitions. For the quarters ended June 30, 2018 and 2017, we incurred acquisition-related and integration costs of $0.5 million and $1.3 million, respectively. For the six months ended June 30, 2018 and 2017, we incurred acquisition-related and integration costs of $1.1 million and $1.5 million, respectively. The decrease in acquisition-related and integration costs reflect lower acquisition and integration activity in the quarter and six months ended June 30, 2018, as compared to the prior year periods.

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

	Quarters Ended June 30,		Change
(In thousands)	2018	2017	Dollars	%
Interest income	$453	$138	$315	228.3%
Other income (expense)	155	(183)	338	NM
Interest expense	(5,301)	(4,843)	(458)	9.5%
Loss on debt extinguishment	—	(3,868)	3,868	NM
Total other expense	$(4,693)	$(8,756)	$4,063	-46.4%

	Six Months Ended June 30,		Change
(In thousands)	2018	2017	Dollars	%
Interest income	$928	$256	$672	262.5%
Other income (expense)	(12)	(178)	166	NM
Interest expense	(10,501)	(7,269)	(3,232)	44.5%
Loss on debt extinguishment	—	(3,868)	3,868	NM
Total other expense	$(9,585)	$(11,059)	$1,474	-13.3%

The decrease in other expense for the quarter ended June 30, 2018, compared to the prior year period, was primarily due to the loss on extinguishment of our Senior Secured Facilities (as defined below) incurred in the quarter ended June 30, 2017.

The decrease in other expense for the six months ended June 30, 2018, compared to the prior year period, was primarily due to the loss on extinguishment of our Senior Secured Facilities incurred in the quarter ended June 30, 2017, offset, in part, by increased interest expense as a result of higher outstanding principal balances and higher interest rates associated with our 8.0% senior secured notes due 2024 (the “Senior Secured Notes”) issued on April 10, 2017.

We believe our foreign exchange exposure is limited as a majority of our revenue is collected in U.S. dollars.

Income Taxes

For the quarter ended June 30, 2018, our income tax expense was $1.2 million, compared to $0.1 million for the prior year period. For the six months ended June 30, 2018, our income tax expense was $2.2 million, compared to $0.7 million for the prior year period. The increase in the income tax provision for the quarter and six months ended June 30, 2018 primarily related to a change in the geographical mix of income which increased taxable non-U.S. earnings before income taxes when compared to the prior year period.  This increase was partially offset by lower deferred tax expense in the current period related to the impact of the U.S. Tax Cuts and Jobs Act of 2017 to the amortization of tax goodwill.

As of June 30, 2018 and 2017, we maintained a valuation allowance against our net deferred tax assets primarily attributable to operations in the United States, as the realization of such assets was not considered more likely than not.

Net Loss

For the quarter ended June 30, 2018, we had a net loss of $7.1 million compared to a net loss of $10.7 million in the prior year period, primarily as a result of the loss on extinguishment of debt related to our Senior Secured Facilities incurred in the quarter ended June 30, 2017.

For the six months ended June 30, 2018, we had a net loss of $17.2 million compared to a net loss of $14.0 million in the prior year period. The 2018 period included increased interest expense arising from our Senior Secured Notes issued in April 2017 and increased SG&A and product development costs, while the 2017 period included the loss on extinguishment of debt related to our Senior Secured Facilities.

Noncontrolling Interests

Noncontrolling interests relate to earnings and losses attributable to noncontrolling shareholders.

Net Loss Attributable to ORBCOMM Inc.

For the quarter ended June 30, 2018, we had a net loss attributable to our company of $7.2 million compared to a net loss of $10.7 million in the prior year period.  For the six months ended June 30, 2018, we had a net loss attributable to our company of $17.3 million compared to a net loss of $14.1 million in the prior year period.

For the quarter and six months ended June 30, 2018, the net loss attributable to our common stockholders includes less than $0.1 million of dividends paid in shares of Series A convertible preferred stock.

Liquidity and Capital Resources

Overview

Our liquidity requirements arise from our need to fund working capital obligations, scheduled payments of interest on our indebtedness and capital expenditures to support our current operations, as well as to facilitate growth and expansion. We have financed our operations and expansion with cash flows from operating activities, public offerings of our common stock and placements of public debt. At June 30, 2018, we had an accumulated deficit of $183.6 million. Our primary sources of liquidity consist of cash and cash equivalents totaling $39.0 million at June 30, 2018 and an unused Revolving Credit Facility under the Revolving Credit Agreement entered into on December 18, 2017, as described below, which we believe will be sufficient to provide working capital, support capital expenditures and facilitate growth and expansion for the next twelve months.

Operating Activities

Cash used in our operating activities for the six months ended June 30, 2018 was $12.5 million resulting from a net loss of $17.2 million, offset by non-cash items, including $24.1 million for depreciation and amortization and $3.4 million for stock-based compensation. These non-cash add-backs were offset by a working capital use of cash of $22.6 million. Working capital activities primarily consisted of a decrease of $13.4 million in accounts payable and accrued liabilities primarily related to timing of payments, an increase of $8.4 million in accounts receivable relating to timing of receivables, an increase of $2.3 million in inventories, offset, in part, by a decrease of $1.9 million in prepaid expenses and other assets.

Cash used in our operating activities for the six months ended June 30, 2017 was $2.3 million resulting from a net loss of $14.0 million, offset by non-cash items including $22.4 million for depreciation and amortization, $3.0 million for stock-based compensation and $2.7 million for the amortization and write-off of deferred financing fees. These non-cash add-backs were offset by a working capital use of cash of $16.7 million. Working capital activities primarily consisted of an increase of $9.2 million in accounts receivable relating to timing of receivables, an increase of $5.4 million in inventories and an increase of $1.1 million in prepaid expenses and other assets.

Investing Activities

Cash used in our investing activities for the six months ended June 30, 2018 was $11.8 million, resulting from capital expenditures during the period.

Cash used in our investing activities for the six months ended June 30, 2017 was $48.7 million, resulting primarily from $34.2 million in cash consideration paid in connection with our acquisition of inthinc Technology Solutions, Inc. (“inthinc”) and capital expenditures of $14.2 million during the period, including approximately $2.0 million related to payments for our ORBCOMM Generation 2 (“OG2”) program.

Financing Activities

Cash provided by our financing activities for the six months ended June 30, 2018 was $28.6 million, primarily due to proceeds of $28.0 million received from our April 2018 Public Offering.

Cash provided by our financing activities for the six months ended June 30, 2017 was $109.8 million, primarily due to proceeds from issuance of our Senior Secured Notes, as defined below, of $250.0 million, proceeds from issuance of common stock under a private offering of $15.0 million, offset, in part, by payment of $5.4 million of debt issuance costs related to our Senior Secured Notes and the $150.0 million repayment of our secured credit facilities.

Future Liquidity and Capital Resource Requirements

We believe that our existing cash and cash equivalents, expected cash flows from operating activities and additional funds available under our Revolving Credit Facility, as defined below, will be sufficient over the next 12 months to provide for our working capital obligations, cover interest payments on our debt facilities and fund growth initiatives and capital expenditures.

On April 10, 2017, we issued $250 million aggregate principal amount of 8.0% Senior Secured Notes due 2024 (the “Senior Secured Notes”). The Senior Secured Notes were issued pursuant to an Indenture, dated as of April 10, 2017, among us, certain of our domestic subsidiaries party thereto (the “Guarantors”) and U.S. Bank National Association, as trustee and collateral agent. The Senior Secured Notes are unconditionally guaranteed on a senior secured basis by the Guarantors and are secured on a first priority basis by (i) pledges of capital stock of certain of our directly- and indirectly-owned subsidiaries; and (ii) substantially all of our and our Guarantors’ other property and assets, to the extent a first priority security interest is able to be granted or perfected therein, and subject, in all cases, to certain specified exceptions, and an intercreditor agreement with the collateral agent for our Revolving Credit Facility described below. Interest payments are due on the Senior Secured Notes semi-annually in arrears on April 1 and October 1, beginning October 1, 2017.

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

On December 18, 2017, we and certain of our subsidiaries entered into the Revolving Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent and collateral agent. The Revolving Credit Agreement provides for a Revolving Credit Facility in an aggregate principal amount of up to $25.0 million for working capital and general corporate purposes and matures on December 18, 2022 (the “Revolving Credit Facility”). The Revolving Credit Facility will bear interest at an alternative base rate or an adjusted LIBOR, plus an applicable margin of 1.50% in the case of alternative base rate loans and 2.50% in the case of adjusted LIBOR loans. The Revolving Credit Facility is secured by a first priority security interest in substantially all of our and our subsidiaries’ assets under a Security Agreement among the Company, the applicable subsidiaries and JPMorgan Chase Bank N.A., subject to an intercreditor agreement with the indenture trustee for the Senior Secured Notes. The Revolving Credit Facility has no scheduled principal amortization until the maturity date. Subject to the terms set forth in the Revolving Credit Agreement, we may borrow, repay and reborrow amounts under the Revolving Credit Facility at any time prior to the maturity date.

The Revolving Credit Agreement contains covenants that, among other things, limit us and our restricted subsidiaries’ ability to: (i) incur or guarantee additional indebtedness; (ii) pay dividends, make other distributions or repurchase or redeem capital stock; (iii) prepay, redeem or repurchase certain indebtedness; (iv) make loans and investments; (v) sell, transfer or otherwise dispose of assets; (vi) incur or permit to exist certain liens; (vii) enter into certain types of transactions with affiliates; (viii) enter into agreements restricting our subsidiaries’ ability to pay dividends; and (ix) consolidate, amalgamate, merge or sell all or substantially all of their assets; subject, in all cases, to certain specified exceptions. Such limitations have various baskets as set forth in the Revolving Credit Agreement.

On April 10, 2018, we completed a public offering of 3,450,000 shares of our common stock, including 450,000 shares sold upon exercise in full of the underwriters’ option to purchase additional shares at a price of $8.60 per share. We received net proceeds of approximately $28.0 million after deducting underwriters’ discounts and commissions and offering costs.

On April 13, 2018, we filed a shelf registration statement with the SEC, registering an unspecified amount of debt and/or equity securities that we may offer in one or more offerings on terms to be determined at the time of sale. The shelf registration statement was automatically effective upon filing and superseded and replaced our previous shelf registration statement declared effective on April 14, 2015, which was due to expire on April 14, 2018.

At June 30, 2018, no amounts were outstanding under the Revolving Credit Facility. As of June 30, 2018, we were in compliance with all financial covenants.

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

On October 2, 2017, we entered into a share purchase agreement with Blue Tree Systems Limited (“Blue Tree”) for an aggregate consideration of (i) $34.3 million, subject to a working capital adjustment; (ii) issuance of 191,022 shares of the Company’s common stock, valued at $10.47 per share, which reflected our common stock closing price one business day prior to the closing date; and (iii) additional consideration up to $5.8 million based on Blue Tree achieving certain thresholds, payable in stock or a combination of cash and stock at our election.

Non-GAAP Financial Measures

EBITDA and adjusted EBITDA are not performance measures calculated in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). EBITDA is defined as earnings attributable to ORBCOMM Inc. before interest income (expense), provision for income taxes and depreciation and amortization. We believe EBITDA is useful to our management and investors in evaluating our operating performance because it is one of the primary measures we use to evaluate the economic productivity of our operations, including our ability to obtain and maintain our customers, our ability to operate our business effectively, the efficiency of our employees and the profitability associated with their performance. It also helps our management and investors to meaningfully evaluate and compare the results of our operations from period to period on a consistent basis by removing the impact of our financing transactions and the depreciation and amortization impact of capital investments from our operating results. In addition, our management uses EBITDA in presentations to our board of directors to enable it to have the same measurement of operating performance used by management and for planning purposes, including the preparation of our annual operating budget. We also believe adjusted EBITDA, defined as EBITDA adjusted for stock-based compensation expense, noncontrolling interests, impairment loss and acquisition-related and integration costs, is useful to investors to evaluate our core operating results and financial performance because it excludes items that are significant non-cash or non-recurring expenses reflected in the condensed consolidated statements of operations.

While we consider EBITDA and adjusted EBITDA to be important measures of operating performance, they should be considered in addition to, and not as a substitute for, or superior to, net loss or other measures of financial performance prepared in accordance with U.S. GAAP and may be different than EBITDA and adjusted EBITDA measures presented by other companies.

The following table reconciles our net loss to EBITDA and adjusted EBITDA for the periods shown:

	Quarters Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)		(In thousands)
Net loss attributable to ORBCOMM Inc.	$(7,222)	$(10,740)	$(17,308)	$(14,083)
Income tax expense	1,225	90	2,168	713
Interest income	(453)	(138)	(928)	(256)
Interest expense	5,301	4,843	10,501	7,269
Loss on debt extinguishment	—	3,868	—	3,868
Depreciation and amortization	11,842	11,400	24,065	22,422
EBITDA	10,693	9,323	18,498	19,933
Stock-based compensation	1,728	1,445	3,435	2,969
Net income attributable to noncontrolling interests	120	(6)	143	36
Acquisition-related and integration costs	494	1,262	1,100	1,490
Adjusted EBITDA	$13,035	$12,024	$23,176	$24,428

For the quarter ended June 30, 2018 compared to the quarter ended June 30, 2017, EBITDA increased $1.4 million, while net loss attributable to ORBCOMM Inc. decreased $3.5 million. The rate of increase for EBITDA compared to the net loss decrease, compared to the prior year period, primarily reflects the loss on extinguishment of our Senior Credit Facilities incurred during the quarter ended June 30, 2017. For the quarter ended June 30, 2018 compared to the quarter ended June 30, 2017, EBITDA increased $1.4 million while adjusted EBITDA increased $1.0 million.

For the six months ended June 30, 2018 compared to the six months ended June 30, 2017, EBITDA decreased $1.4 million, while net loss attributable to ORBCOMM Inc. increased $3.2 million. The rate of decrease for EBITDA compared to the net loss increase, compared to the prior year period, primarily reflects increased interest expense associated with our Senior Secured Notes issued in April 2017 and increased depreciation and amortization expense, offset, in part, by the loss on extinguishment of our Senior Credit Facilities incurred during the quarter ended June 30, 2017. For the six months ended June 30, 2018 compared to the six months ended June 30, 2017, EBITDA decreased $1.4 million while adjusted EBITDA decreased $1.2 million.

Contractual Obligations

As of June 30, 2018, there have been no material changes in our contractual obligations previously disclosed in our Annual Report.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

As of June 30, 2018, there have been no material changes in our assessment of our sensitivity to market risk, as previously disclosed in Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risks” in our Annual Report.

Concentration of Credit Risk

There were no customers with revenues greater than 10% of the Company’s consolidated total revenues for the quarters and six months ended June 30, 2018 and 2017.

Item 4. Disclosure Controls and Procedures

Evaluation of the Company’s Disclosure Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s President and Chief Executive Officer and Interim Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2018. Based on their evaluation, the Company’s President and Chief Executive Officer and Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2018.

Changes in Internal Control over Financial Reporting

We reviewed our internal control over financial reporting at June 30, 2018. As a result of the acquisition of inthinc and Blue Tree, we have begun to integrate certain business processes and systems of inthinc and Blue Tree. Accordingly, certain changes have been made and will continue to be made to our internal controls over financial reporting until such time as these integrations are complete. In reliance on interpretive guidance issued by the SEC staff, management has chosen to exclude disclosure of changes in internal control over financial reporting related to inthinc and Blue Tree from this Quarterly Report on Form 10-Q.

There have been no other changes in our internal control over financial reporting identified in an evaluation thereof that occurred during the six months ended June 30, 2018, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

See “Note 14 – Commitments and Contingencies” to our notes to the condensed consolidated financial statements for the six months ended June 30, 2018 included in this Quarterly Report on Form 10-Q for a description of our significant legal proceedings, which is incorporated by reference herein.

Item 1A. Risk Factors

As of June 30, 2018, there have been no material changes in the risk factors previously disclosed in Part I, Item 1A, “Risk Factors” in our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Executive Officer and Director Compensation

In July 2018, our independent compensation consultant, Meridian Compensation Partners, LLC (“Meridian”), delivered a report to the Compensation Committee that analyzed the base salary, annual incentive cash bonus opportunities and equity compensation grants for executive officers employed by a group of peer companies selected for use in 2018 and compared the compensation of our senior executive officers against the compensation levels of the peer group of companies.  For 2018, a new 19-company peer group was established by the Compensation Committee to reflect the significant growth of the Company since the prior peer group was established in 2015.  Meridian also delivered a report to the Compensation Committee that analyzed our outside director compensation against that of directors of the same group of peer companies.

Executive Officer Compensation

On July 31, 2018, based on the recommendations of Meridian and other inputs, the Compensation Committee approved increases in the annual base salaries effective August 1, 2018 for our Chief Executive Officer, Marc Eisenberg, from $500,000 to $525,000 and for our Executive Vice President of Product Development, Craig Malone, from $275,000 to $280,000, with corresponding increases to their 2018 annual cash bonus targets (at the existing percentages of base salary for 2018 — 100% for Mr. Eisenberg and 60% for Mr. Malone) to reflect the increased base salaries.

In addition, on July 31, 2018, based on the recommendations of Meridian to more closely align the Company’s long-term incentive awards to peer group median and other inputs, the Compensation Committee approved grants of additional awards of time-based and performance-based restricted stock units (“RSUs”) under the Company’s 2016 Long-Term Incentives Plan (the “2016 LTIP”) to the following senior executive officers of the Company as part of their 2018 compensation:

	Time-Based RSUs	Performance-Based RSUs
Marc Eisenberg President and CEO	25,000	25,000
Christian Le Brun EVP, General Counsel and Secretary	5,000	5,000
Craig Malone EVP, Product Development	5,000	5,000
John Stolte EVP, Technology & Operations	2,500	2,500
Constantine Milcos SVP, Chief Accounting Officer and Interim Chief Financial Officer	10,000	5,000

The time-based RSUs will vest on January 1, 2019.  The performance-based RSUs will vest in 2019 upon the Compensation Committee’s determination that the performance criteria for (and the extent to which) the Cash Performance Metric (as defined below) have been achieved.  For purposes of the performance-based RSUs, the “Cash Performance Metric” is defined as, on a GAAP cash flow statement basis, the Company’s net change in cash for the period July 1, 2018 through December 31, 2018, excluding any cash provided by financing activities and any significant change in the accounts payable balance.  If the Cash Performance Metric equals or exceeds the specified target amount, the performance-based RSUs will vest 100%.  If the Cash Performance Metric falls between $0 and the target amount, the applicable vesting percentage will be interpolated on a straight-line basis between 0% and 100%.  The time-based and performance-based RSUs are otherwise subject to the same terms and conditions of the 2016 LTIP and award agreements as the Company’s regular annual grants of time-based and performance-based RSUs.

Interim Chief Financial Officer Compensation

On July 31, 2018, in recognition of his increased responsibilities as Interim Chief Financial Officer, the Compensation Committee approved the following additional compensation for Constantine Milcos for 2018: (i) a one-time special cash bonus of $50,000 payable at the same time as the Company pays its 2018 annual cash bonuses to employees generally, provided that Mr. Milcos is still employed by the Company on that payment date; (ii) a grant of 5,000 performance-based RSUs under the 2016 LTIP which will vest in 2019 upon the Compensation Committee’s determination that the performance criteria for (and the extent to which) the Fiscal 2018 Adjusted EBITDA performance measure previously established for performance-based RSU grants made to the Company’s named executive officers for fiscal 2018 (as described in the “Compensation Discussion and Analysis” section of the Company’s proxy statement for the 2018 Annual Meeting of Shareholders) have been achieved; and (iii) the grants of time-based and performance-based RSUs described under “Executive Officer Compensation” above.  The performance-based RSUs are otherwise subject to the same terms and conditions of the 2016 LTIP and award agreements as the Company’s regular annual grants of performance-based RSUs.

Director Compensation

On July 31, 2018, based on the recommendations of Meridian to more closely align the Company’s annual Board cash retainer and equity awards to outside directors to peer group companies and other inputs, the Compensation Committee approved changes to the compensation payable to the following directors (the “Outside Directors”): Didier Delepine, Karen Gould, Timothy Kelleher, John Major, Gary Ritondaro and Jerome Eisenberg.

On August 1, 2018, each of the Outside Directors was granted an additional award of 2,109 time-based RSUs under the 2016 LTIP, with a value of $20,000 (based on the closing price of the Company’s common stock on the date of grant), which will vest on January 1, 2019, for the fiscal year 2018.  The time-based RSUs are otherwise subject to the same terms and conditions of the 2016 LTIP and award agreements as the Company’s regular annual grants of time-based RSUs to directors.  Effective January 1, 2019, the dollar value of the annual time-based RSU grants to be made on or about January 2 of each year to the Outside Directors will be increased from $80,000 to $100,000 (subject to further review in 2019).

In addition, effective August 1, 2018, the Board and certain committee cash retainer fees and the stock ownership guidelines were slightly increased.

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

10.1

Letter Agreement dated May 22, 2018 between Robert Costantini and the Company, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 22, 2018, is incorporated herein by reference.

31.1	Certification of President and Chief Executive Officer required by Rule 13a-14(a).

31.2	Certification of Interim Chief Financial Officer required by Rule 13a-14(a).

32.1	Certification of President and Chief Executive Officer required by Rule 13a-14(b) and 18 U.S.C. Section 1350.

32.2	Certification of Interim Chief Financial Officer required by Rule 13a-14(b) and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORBCOMM Inc. (Registrant)

Date: August 2, 2018	/s/ Marc J. Eisenberg
Marc J. Eisenberg
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 2, 2018	/s/ Constantine Milcos
Constantine Milcos
Senior Vice President, Chief Accounting Officer and Interim Chief Financial Officer
(Principal Financial and Accounting Officer)