Form 10-Q
period 2018-09-30
ORBCOMM Inc.
filed 2018-10-31
CIK 1361983

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock as of October 26, 2018 is 78,885,953.

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of September 30, 2018 (unaudited) and December 31, 2017	3
Condensed Consolidated Statements of Operations (unaudited) for the quarters and nine months ended September 30, 2018 and September 30, 2017	4
Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the quarters and nine months ended September 30, 2018 and September 30, 2017	5
Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2018 and September 30, 2017	6
Condensed Consolidated Statements of Changes in Equity (unaudited) for the nine months ended September 30, 2018 and September 30, 2017	7
Notes to the Condensed Consolidated Financial Statements (unaudited)	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3. Quantitative and Qualitative Disclosures about Market Risks	35
Item 4. Disclosure Controls and Procedures	36
PART II — OTHER INFORMATION
Item 1. Legal Proceedings	36
Item 1A. Risk Factors	36
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	36
Item 3. Defaults Upon Senior Securities	36
Item 4. Mine Safety Disclosures	36
Item 5. Other Information	36
Item 6. Exhibits	37
SIGNATURES	38

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ORBCOMM Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value and share data)

(Unaudited)

	September 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$45,894	$34,830
Accounts receivable, net of allowance for doubtful accounts of $3,619 and $400, respectively	58,615	46,900
Inventories	37,042	42,437
Prepaid expenses and other current assets	18,996	18,692
Total current assets	160,547	142,859
Satellite network and other equipment, net	165,176	174,178
Goodwill	166,129	166,678
Intangible assets, net	89,514	99,339
Other assets	12,676	12,036
Deferred income taxes	181	104
Total assets	$594,223	$595,194
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$11,680	$29,298
Accrued liabilities	41,972	33,016
Current portion of deferred revenue	3,622	6,263
Total current liabilities	57,274	68,577
Note payable-related party	1,321	1,366
Notes payable, net of unamortized deferred issuance costs	245,713	245,131
Deferred revenue, net of current portion	6,779	2,459
Deferred tax liabilities	15,912	17,646
Other liabilities	6,662	13,619
Total liabilities	333,661	348,798
Commitments and contingencies
Equity:
ORBCOMM Inc. stockholders' equity
Series A convertible preferred stock, par value $0.001; 1,000,000 shares authorized; 38,672 and 37,544 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	387	376
Common stock, par value $0.001; 250,000,000 shares authorized; 78,799,373 and 74,436,579 shares issued at September 30, 2018 and December 31, 2017, respectively	79	74
Additional paid-in capital	446,407	411,298
Accumulated other comprehensive (loss) income	(298)	256
Accumulated deficit	(186,859)	(166,245)
Less treasury stock, at cost; 29,990 shares at September 30, 2018 and December 31, 2017	(96)	(96)
Total ORBCOMM Inc. stockholders' equity	259,620	245,663
Noncontrolling interests	942	733
Total equity	260,562	246,396
Total liabilities and equity	$594,223	$595,194

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ORBCOMM Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Service revenues	$38,473	$35,040	$114,940	$95,629
Product sales	32,569	34,326	94,863	82,615
Total revenues	71,042	69,366	209,803	178,244
Cost of revenues, exclusive of depreciation and amortization shown below:
Cost of services	12,764	13,638	40,704	33,856
Cost of product sales	24,679	29,676	73,363	67,614
Operating expenses:
Selling, general and administrative	14,823	13,755	51,352	39,329
Product development	3,816	2,453	9,671	5,964
Depreciation and amortization	12,081	12,041	36,146	34,463
Impairment loss - satellite network	—	31,224	—	31,224
Acquisition-related and integration costs	395	800	1,495	2,290
Income (loss) from operations	2,484	(34,221)	(2,928)	(36,496)
Other income (expense):
Interest income	648	266	1,576	522
Other income (expense)	120	(32)	108	(210)
Interest expense	(5,232)	(5,197)	(15,733)	(12,466)
Loss on debt extinguishment	—	—	—	(3,868)
Total other expense	(4,464)	(4,963)	(14,049)	(16,022)
Loss before income taxes	(1,980)	(39,184)	(16,977)	(52,518)
Income taxes	1,242	479	3,410	1,192
Net loss	(3,222)	(39,663)	(20,387)	(53,710)
Less: Net income attributable to noncontrolling interests	73	19	216	55
Net loss attributable to ORBCOMM Inc.	$(3,295)	$(39,682)	$(20,603)	$(53,765)
Net loss attributable to ORBCOMM Inc. common stockholders	$(3,295)	$(39,694)	$(20,614)	$(53,777)
Per share information-basic:
Net loss attributable to ORBCOMM Inc. common stockholders	$(0.04)	$(0.54)	$(0.27)	$(0.74)
Per share information-diluted:
Net loss attributable to ORBCOMM Inc. common stockholders	$(0.04)	$(0.54)	$(0.27)	$(0.74)
Weighted average common shares outstanding:
Basic	78,649	73,762	77,158	72,396
Diluted	78,649	73,762	77,158	72,396

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ORBCOMM Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(Unaudited)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(3,222)	$(39,663)	$(20,387)	$(53,710)
Other comprehensive (loss) income - foreign currency translation adjustments	(159)	154	(561)	765
Other comprehensive (loss) income	(159)	154	(561)	765
Comprehensive loss	(3,381)	(39,509)	(20,948)	(52,945)
Less: Comprehensive (income) attributable to noncontrolling interests	(71)	(19)	(209)	(50)
Comprehensive loss attributable to ORBCOMM Inc.	$(3,452)	$(39,528)	$(21,157)	$(52,995)

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ORBCOMM Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(20,387)	$(53,710)
Adjustments to reconcile net loss to net cash provided by operating activities:
Change in allowance for doubtful accounts	2,995	241
Change in the fair value of acquisition-related contingent consideration	(5,494)	(1,276)
Amortization and write-off of deferred financing fees	582	2,912
Depreciation and amortization	36,146	34,463
Impairment loss - satellite network	—	31,224
Stock-based compensation	5,747	4,314
Foreign exchange loss	64	366
Deferred income taxes	(1,847)	758
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(14,490)	(18,010)
Inventories	5,554	(11,893)
Prepaid expenses and other assets	601	(4,156)
Accounts payable and accrued liabilities	(11,493)	8,929
Deferred revenue	1,687	(1,106)
Other liabilities	(595)	(262)
Net cash used in operating activities	(930)	(7,206)
Cash flows from investing activities:
Acquisition of business, net of cash acquired	—	(34,236)
Capital expenditures	(17,163)	(21,410)
Other	650	(650)
Net cash used in investing activities	(16,513)	(56,296)
Cash flows from financing activities:
Proceeds from public offering of common stock, net of underwriters’ discounts and commissions and offering costs of $1,705	27,967	—
Proceeds from private offering of common stock	—	15,000
Payment of long-term debt	—	(150,000)
Proceeds from issuance of long-term debt	—	250,000
Payments under revolving credit facility	(14,000)	—
Proceeds under revolving credit facility	14,000	—
Cash paid for debt issuance costs	—	(5,359)
Proceeds from issuance of common stock under employee stock purchase plan	668	529
Payment of deferred purchase consideration	—	(347)
Net cash provided by financing activities	28,635	109,823
Effect of exchange rate changes on cash and cash equivalents	(128)	568
Net increase in cash and cash equivalents, including restricted cash held for acquisition of $34,500 at September 30, 2017	11,064	46,889
Beginning of period	34,830	25,023
End of period	$45,894	$71,912
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$10,036	$3,411
Income taxes	$3,221	$508
Supplemental schedule of noncash investing and financing activities
Noncash investing and financing activities:
Capital expenditures incurred not yet paid	$332	$725
Stock-based compensation related to capital expenditures	$410	$357
Series A convertible preferred stock dividend paid in-kind	$11	$12
Common stock issued as form of payment for MPUs	$827	$—
Common stock issued in connection with the acquisition of businesses	$—	$764
Common stock issued as payment for contingent consideration	$—	$347
Acquisition-related contingent consideration	$—	$9,835

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ORBCOMM Inc.

Condensed Consolidated Statements of Changes in Equity

Nine Months Ended September 30, 2018 and 2017

(in thousands, except share data)

(Unaudited)

						Accumulated
	Series A convertible				Additional	other
	preferred stock		Common stock		paid-in	comprehensive	Accumulated	Treasury stock		Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	income (loss)	deficit	Shares	Amount	interests	equity
Balances, January 1, 2018	37,544	$376	74,436,579	$74	$411,298	$256	$(166,245)	29,990	$(96)	$733	$246,396
Vesting of restricted stock units	—	—	519,362	1	—	—	—	—	—	—	1
Stock-based compensation	—	—	—	—	5,650	—	—	—	—	—	5,650
Proceeds from public offering of common stock, net of underwriters' discounts and commissions and offering costs of $1,705	—	—	3,450,000	3	27,964	—	—	—	—	—	27,967
Common stock issued as payment for MPUs	—	—	81,277	—	827	—	—	—	—	—	827
Issuance of common stock under employee stock purchase plan	—	—	81,525	—	668	—	—	—	—	—	668
Series A convertible preferred stock dividend	1,128	11	—	—	—	—	(11)	—	—	—	—
Exercise of SARs	—	—	230,630	1	—	—	—	—	—	—	1
Net income (loss)	—	—	—	—	—	—	(20,603)	—	—	216	(20,387)
Foreign currency translation adjustments	—	—	—	—	—	(554)	—	—	—	(7)	(561)
Balances, September 30, 2018	38,672	$387	78,799,373	$79	$446,407	$(298)	$(186,859)	29,990	$(96)	$942	$260,562
Balances, January 1, 2017	36,466	$364	71,111,863	$71	$386,920	$(1,089)	$(104,949)	29,990	$(96)	$647	$281,868
Vesting of restricted stock units	—	—	566,156	1	—	—	—	—	—	—	1
Stock-based compensation	—	—	—	—	4,058	—	—	—	—	—	4,058
Proceeds received from issuance of common stock in connection with a private offering	—	—	1,552,795	2	14,998	—	—	—	—	—	15,000
Issuance of common stock in connection with the acquisition of inthinc	—	—	76,796	—	764	—	—	—	—	—	764
Series A convertible preferred stock dividend	1,078	12	—	—	—	—	(12)	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	75,888	—	529	—	—	—	—	—	529
Payment of contingent consideration	—	—	40,372	—	347	—	—	—	—	—	347
Exercise of SARs	—	—	690,449	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	(53,765)	—	—	55	(53,710)
Foreign currency translation adjustments	—	—	—	—	—	770	—	—	—	(5)	765
Balances, September 30, 2017	37,544	$376	74,114,319	$74	$407,616	$(319)	$(158,726)	29,990	$(96)	$697	$249,622

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ORBCOMM Inc.

Notes to the Condensed Consolidated Financial Statements

(All amounts in thousands except share amounts, per share amounts or unless otherwise noted)

1. Organization and Business

ORBCOMM Inc. (“ORBCOMM” or the “Company”), a Delaware corporation, is a global provider of industrial Internet of Things (“IoT”) solutions, including network connectivity, devices, device management and web reporting applications. The Company’s industrial IoT products and services are designed to track, monitor, control and enhance security for a variety of assets, such as trailers, trucks, rail cars, sea containers, power generators, fluid tanks, marine vessels, diesel or electric powered generators (“gensets”), oil and gas wells, pipeline monitoring equipment, irrigation control systems and utility meters, in industries for transportation & supply chain, heavy equipment, fixed asset monitoring, maritime and government. Additionally, the Company provides satellite Automatic Identification Service (“AIS”) data services to assist in vessel navigation and to improve maritime safety for government and commercial customers worldwide. Through two acquisitions in 2017, the Company added to its transportation product portfolio vehicle fleet management, as well as in-cab and fleet vehicle solutions. The Company provides its services using multiple network platforms, including a constellation of low-Earth orbit (“LEO”) satellites and accompanying ground infrastructure, as well as terrestrial-based cellular communication services obtained through reseller agreements with major cellular (Tier One) wireless providers. The Company also offers customer solutions utilizing additional satellite network service options that the Company obtains through service agreements entered into with multiple mobile satellite providers. The Company’s satellite-based customer solution offerings use small, low-power, mobile satellite subscriber communicators for remote asset connectivity, and the Company’s terrestrial-based solutions utilize cellular data modems with subscriber identity modules (“SIMs”). The Company also resells service using the two-way Inmarsat satellite network to provide higher bandwidth, low-latency satellite products and services, leveraging the Company’s IsatDataPro (“IDP”) technology. The Company’s customer solutions provide access to data gathered over these systems via connections to other public or private networks, including the Internet. The Company provides what it believes are the most versatile, leading-edge industrial IoT solutions in its markets to enable its customers to run their business more efficiently.

2. Summary of Significant Accounting Principles

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to SEC rules. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The accompanying condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (including normal recurring accruals) necessary for a fair presentation of the consolidated financial position, results of operations, comprehensive income and cash flows for the periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. The financial statements include the accounts of the Company, its wholly-owned and majority-owned subsidiaries, and investments in variable interest entities in which the Company is determined to be the primary beneficiary. All significant intercompany accounts and transactions have been eliminated in consolidation. The portions of majority-owned subsidiaries that the Company does not own are reflected as noncontrolling interests on the condensed consolidated balance sheets.

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

Although the Company owns interests in companies that it accounts for pursuant to the equity method, the investments in those entities had no carrying value as of September 30, 2018 and December 31, 2017. The Company has no guarantees or other funding obligations to those entities. The Company had no equity earnings or losses from those investees for the quarters and nine months ended September 30, 2018 and 2017.

Acquisition-Related and Integration Costs

Acquisition-related and integration costs are expensed as incurred and are presented separately on the condensed consolidated statements of operations. These costs may include professional services expenses and identifiable integration costs directly attributable to acquisitions.

Revenue Recognition

On January 1, 2018, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2014-09 “Revenue from Contracts with Customers” (“ASU 2014-09”). The Company reviewed its contract portfolio and determined its application of ASU 2014-09 did not have a material impact on the comparability of revenue recognized prior to the adoption of ASU 2014-09.

The Company derives recurring service revenues mostly from monthly fees for industrial IoT connectivity services that consist of subscriber-based and recurring monthly usage fees for each subscriber communicator or SIM activated for use on its satellite network, other satellite networks and cellular wireless networks that the Company resells to its resellers, Market Channel Partners (“MCPs”) and Market Channel Affiliates (“MCAs”), and direct customers. In addition, the Company earns service revenues from providing recurring AIS data services to government and commercial customers worldwide. The Company also earns recurring service revenues from activations of subscriber communicators and SIMs, optional separately-priced extended warranty service agreements extending beyond the initial warranty period, typically one year, which are billed to the customer upon shipment of a subscriber communicator, and royalty fees relating to the manufacture of subscriber communicators under a manufacturing agreement.

Service revenues derived from usage fees are generally based upon the data transmitted by a customer, the overall number of subscriber communicators and/or SIMs activated by each customer, and whether the Company provides services through its value-added portal. Using the output method, these service revenues are recognized over time, as services are rendered, or at a point in time, based on the contract terms. AIS service revenues are generated over time from monthly subscription-based services supplying AIS data to its customers and resellers using the output method. Revenues from the activation of both subscriber communicators and SIMs are initially recorded as deferred revenues and are, thereafter, recognized on a ratable basis using a time-based output method, generally over three years, the estimated life of the subscriber communicator. Revenues from separately priced extended warranty service agreements extending beyond the initial warranty period of one year are initially recorded as deferred revenues and are, thereafter, recognized on a ratable basis using a time-based output method, generally over two to five years. Revenues generated from royalties relating to the manufacture of subscriber communicators by third parties are recognized at a point in time when the third party notifies the Company of the units it has manufactured and a unique serial number is assigned to each unit by the Company.

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

Product sales are derived from sales of complete industrial IoT telematics devices, modems or cellular wireless SIMs (for the Company’s terrestrial-communication services) to the Company’s resellers (i.e., MCPs and MCAs) and direct customers. Product sales are recognized at a point in time when title transfers, when the products are shipped or when customers accept the products, depending on the specific contractual terms. Sales of subscriber communicators and SIMs are not subject to return, and title and risk of loss pass to the customer generally at the time of shipment.

Amounts received prior to the performance of services under customer contracts are recognized as deferred revenues and revenue recognition is deferred until such time that all revenue recognition criteria have been met. Deferred revenues as of September 30, 2018 and December 31, 2017 consisted of the following:

	September 30,	December 31,
	2018	2017
Service activation fees	$9,007	$5,509
Prepaid services	1,162	2,754
Extended warranty revenues	232	459
	10,401	8,722
Less: current portion	(3,622)	(6,263)
Long-term portion	$6,779	$2,459

During the quarter and nine months ended September 30, 2018, the Company recognized revenue of $1,536 and $4,526, respectively, which was included as deferred revenue as of December 31, 2017.

Shipping costs billed to customers are included in product sales and the related costs are included as costs of product sales on the Company’s condensed consolidated statements of operations.

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

The following table summarizes the components of revenue from contracts with customers, as well as revenue recognized under ASC 840:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue from contracts with customers:
Recurring service revenues	$37,192	$32,992	$111,010	$91,003
Other service revenues	1,281	2,048	3,930	4,626
Total service revenues	38,473	35,040	114,940	95,629
Product sales	31,136	31,899	90,017	80,188
Total revenue from contracts with customers	69,609	66,939	204,957	175,817
Product sales recognized under ASC 840	1,433	2,427	4,846	2,427
Total revenues	$71,042	$69,366	$209,803	$178,244

The Company enters into contracts with its customers that include multiple performance obligations, which typically include subscriber communicators, monthly usage fees and optional extended warranty service agreements. The Company evaluates each item to determine whether it represents a promise to transfer a distinct good or service to the customer and therefore is a separate performance obligation under ASU 2014-09.  If a contract is separated into more than one performance obligation, the Company allocates the total transaction price to each performance obligation in an amount based on the estimated relative stand-alone selling prices of each performance obligation. The Company uses an observable price to determine the stand-alone selling price for separate performance obligations when sold on its own or a cost-plus margin approach when one is not available.

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

The carrying amounts of the Company’s financial instruments, including cash, restricted cash, accounts receivable and accounts payable approximated their fair values due to the short-term nature of these items. As of September 30, 2018, the carrying amount and the fair value of the Company’s Senior Secured Notes (described in “Note 10 – Notes Payable”) were $250,000 and $264,375, respectively. The fair value of the Senior Secured Notes is based on observable relevant market information. Fluctuation between the carrying amount and the fair value of the Senior Secured Notes for the period presented is associated with changes in market interest rates. The Company may redeem all or part of the Senior Secured Notes at any time or from time to time at its option at specified redemption prices that would include “make-whole” premiums. Refer to “Note 10 – Notes Payable” for more information. The fair value of the Note payable - related party ($1,321 book value) is de minimis.

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

There were no customers with revenues greater than 10% of the Company’s consolidated total revenues for the quarter and nine months ended September 30, 2018.  For the quarter ended September 30, 2017, JB Hunt Transport Services, Inc. comprised 14.9% of the Company’s consolidated total revenues. There were no customers with revenues greater than 10% of the Company’s consolidated total revenues for the nine months ended September 30, 2017.

There were no customers with accounts receivable greater than 10% of the Company’s consolidated accounts receivable as of September 30, 2018 and December 31, 2017.

As of September 30, 2018, the Company did not maintain in-orbit insurance coverage for its ORBCOMM Generation 1 (“OG1”) or ORBCOMM Generation 2 (“OG2”) satellites to address the risk of potential systemic anomalies, failures or catastrophic events affecting its satellite constellation.

Inventories

Inventories are stated at the lower of cost or net realizable value, determined on a weighted average cost basis. At September 30, 2018 and December 31, 2017, inventory consisted primarily of finished goods and purchased parts to be utilized by its contract manufacturer totaling $30,758 and $34,465, respectively, and raw materials totaling $6,284 and $7,972, respectively, net of inventory obsolescence. The Company reviews inventory quantities on hand, evaluates the realizability of inventories and adjusts the carrying value, as necessary based on forecasted product demand. A provision, recorded in cost of product sales on the Company’s condensed consolidated statement of operations, is made for potential losses on slow-moving and obsolete inventories when identified.

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

If a satellite were to fail while in orbit, the resulting loss would be charged to expense in the period it is determined that the satellite is not recoverable. Refer to “Note 6 – Satellite Network and Other Equipment” for more information.

Warranty Costs

The Company accrues for warranty coverage on product sales estimated at the time of sale based on historical costs to repair or replace products for customers compared to historical product sales. The warranty accrual is included in accrued liabilities on the Company’s condensed consolidated balance sheets.

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

Refer to “Note 8 – Accrued Liabilities” for more information.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02 “Leases (Topic 842)” (“ASU 2016-02”), which is effective for fiscal years beginning after December 15, 2018. ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both finance and operating leases, along with additional qualitative and quantitative disclosures. Early adoption is permitted. The Company is in the process of evaluating the effect that ASU 2016-02 will have on its condensed consolidated financial statements and related disclosures.

In November 2016, the FASB issued ASU No. 2016-18 “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”), which became effective for fiscal years beginning after December 15, 2017. ASU 2016-18 requires that the statement of cash flows explain the change during the period of the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Entities are also required to reconcile such totals to amounts on the balance sheet and disclose the nature of the restrictions. The guidance requires application using a retrospective transition method. The Company adopted this standard on January 1, 2018. Accordingly $34,500 of cash held for acquisitions as of September 30, 2017, previously presented as cash used in investing activities is now presented as part of cash and cash equivalents and restricted cash as of September 30, 2017.

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

Preliminary Estimated Purchase Price Allocation

The Blue Tree Acquisition has been accounted for using the acquisition method of accounting. This method requires that assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date (the “Acquisition Method”). The excess of the preliminary purchase price over the preliminary net assets was recorded as goodwill. The preliminary allocation of the purchase price was based upon a preliminary valuation and the estimates and assumptions are subject to change during the one-year measurement period. The total consideration for the Blue Tree Acquisition was $37,107, of which $776 represents acquisition date contingent consideration at fair value, in a debt-free, cash-free transaction. During the nine months ended September 30, 2018, the Company recorded a measurement period adjustment related to certain working capital accounts, resulting in a decrease in goodwill of $393. The preliminary estimated purchase price allocation for the acquisition is as follows:

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

Intangible Assets

The estimated fair values of the technology and trademark intangible assets were determined using the “relief from royalty method” under the income approach, which is a valuation technique that provides an estimate of the fair value of an asset based on the costs savings that are available through ownership of the asset by the avoidance of paying royalties to license the use of the asset from another owner. The estimated fair value of the customer lists was determined using the “excess earnings method” under the income approach, which represents the total income to be generated by the asset (the “Customer List Valuation Technique”). Some of the more significant assumptions inherent in the development of those asset valuations include the projected revenue associated with the asset, the appropriate discount rate to select in order to measure the risk inherent in each future cash flow stream, the assessment of each asset’s life cycle, as well as other factors. The discount rate used to arrive at the present values of the customer lists, technology and tradenames at the acquisition date was 26.5%. The remaining useful lives of the technology and trademarks were determined based on historical product development cycles, the projected rate of technology migration, a market participant’s use of these intangible assets and the pattern of projected economic benefit of these intangible assets. The remaining useful lives of the customer lists were based on the customer attrition and the projected economic benefit of these customers.

	Estimated
	useful life
	(years)	Amount
Customer lists	10	$9,200
Technology	10	2,700
Trade name	1	120
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

Indemnification Asset

In connection with the Share Purchase Agreement, the Company entered into an escrow agreement with the Sellers and an escrow agent. Under the terms of this escrow agreement, $3,675 was placed in an escrow account through April 2019 to fund any indemnification obligations to the Company under the Share Purchase Agreement. Under the terms of the escrow agreement, as of any release date for any portion of the escrow account amount, the value of any then submitted and unresolved indemnification claims will be retained in the escrow account until such time as the applicable claims are resolved.

Contingent Consideration

Additional consideration is conditionally due to the Sellers upon achievement of certain financial milestones through December 2018. The fair value measurement of the contingent consideration obligation is determined using Level 3 unobservable inputs supported by little or no market activity based on the Company’s own assumptions. The estimated fair value of the contingent consideration was determined based on the Company’s preliminary estimates using the probability-weighted discounted cash flow approach. As of September 30, 2018, the Company recorded $874 in accrued liabilities on the condensed consolidated balance sheet in connection with the contingent consideration. As of December 31, 2017, the Company recorded $776 in non-current liabilities on the condensed consolidated balance sheet in connection with the contingent consideration. For the quarter and nine months ended September 30, 2018, an expense of $26 and $98 was recorded in selling, general and administrative (“SG&A”) expenses on the condensed consolidated statement of operations, respectively, for accretion associated with the contingent consideration.

inthinc Technology Solutions, Inc.

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

Purchase Price Allocation

The inthinc Acquisition has been accounted for using the Acquisition Method. The excess of the purchase price over the net assets was recorded as goodwill. The preliminary allocation of the purchase price was based upon a preliminary valuation and the estimates and assumptions are subject to change during the one-year measurement period.  During the nine months ended September 30, 2018, the Company recorded a measurement period adjustment related to certain working capital accounts, resulting in a decrease in goodwill of $156. The total consideration for the inthinc Acquisition was $44,835, of which $9,835 represents acquisition date contingent consideration at fair value, in a debt-free, cash-free transaction. The estimated purchase price allocation for the acquisition is as follows:

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

Intangible Assets

The estimated fair value of the technology intangible asset was determined using the “relief from royalty method” under the income approach, which is a valuation technique that provides an estimate of the fair value of an asset based on the costs savings that are available through ownership of the asset by the avoidance of paying royalties to license the use of the asset from another owner. The estimated fair value of the customer lists was determined using the Customer List Valuation Technique. Some of the more significant assumptions inherent in the development of those asset valuations include the projected revenue associated with the asset, the appropriate discount rate to select in order to measure the risk inherent in each future cash flow stream, the assessment of each asset’s life cycle, as well as other factors. The discount rate used to arrive at the present values of the customer lists and technology at the acquisition date was 12%. The estimated remaining useful life of the technology was based on historical product development cycles, the projected rate of technology migration and a market participant’s use of this intangible asset and the pattern of projected economic benefit of this intangible asset. The estimated remaining useful life of the customer lists was based on the customer attrition and the projected economic benefit of these customers.

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

Indemnification Asset

In connection with the Asset Purchase Agreement, the Company entered into an escrow agreement with inthinc and an escrow agent. Under the terms of this escrow agreement, $1,000 was placed in an escrow account through September 9, 2019 to fund any working capital and indemnification obligations to the Company under the Asset Purchase Agreement. Under the terms of the escrow agreement, as of any release date for any portion of the escrow account amount, the value of any then submitted and unresolved indemnification claims will be retained in the escrow account until such time as the applicable claims are resolved. In September 2018, the Company received $500 from the escrow account to partially fund the working capital adjustment payment due to the Company.

Acquired Customer Product Commitments

As a result of the inthinc Acquisition, the Company acquired customer product obligations on inthinc’s product sales for commitments made to customers prior to the Company’s acquisition of inthinc’s assets. The Company’s analysis of the customer product commitments is estimated based on inthinc’s historical costs to replace or fix products for customers, as well as installation costs associated with these obligations. As the Company continues to gather additional information, these accrual estimates may differ from actual results and adjustments to the estimated customer product liability would be required. The Company continues to evaluate customer product liabilities relating to the inthinc Acquisition throughout the measurement period. If the Company determines that adjustments to these amounts are required during the remainder of the measurement period, such amounts will be recorded as an adjustment to goodwill. On June 9, 2017, the Company had estimated additional product liabilities of $1,032 relating to customer product obligations it was investigating associated with the inthinc Acquisition. As of September 30, 2018, the Company had a remaining liability of $546 in accrued liabilities on the condensed consolidated balance sheet in connection with this acquired product liabilities obligation.

Contingent Consideration

Additional consideration is conditionally due to the inthinc sellers upon achievement of certain financial milestones through June 2019. The fair value measurement of the contingent consideration obligation is determined using Level 3 unobservable inputs supported by little or no market activity based on the Company’s own assumptions. The estimated fair value of the contingent consideration was determined based on the Company’s preliminary estimates using the probability-weighted discounted cash flow approach. As of September 30, 2018 and December 31, 2017, the Company recorded $3,721 and $9,313, respectively, in other non-

current liabilities on the condensed consolidated balance sheets in connection with the contingent consideration.  Two financial milestones for this additional consideration is estimated to be met at a lower than previously estimated level, and therefore, the Company recorded a reduction of the contingent liability of $4,223 and $5,778 in SG&A expenses on the condensed consolidated statement of operations for the quarter and nine months ended September 30, 2018, respectively. For the nine months ended September 30, 2018, an expense of $186 was recorded in SG&A expenses on the condensed consolidated statement of operations for accretion associated with the contingent consideration.

4. Stock-Based Compensation

The Company’s stock-based compensation plan consists of its 2016 Long-Term Incentives Plan (the “2016 LTIP”). As of September 30, 2018, there were 3,860,397 shares available for grant under the 2016 LTIP.

Total stock-based compensation recorded by the Company for the quarters ended September 30, 2018 and 2017 was $2,312 and $1,345, respectively, and for the nine months ended September 30, 2018 and 2017 was $5,747 and $4,314, respectively. Total capitalized stock-based compensation for the quarters ended September 30, 2018 and 2017 was $166 and $114, respectively, and for the nine months ended September 30, 2018 and 2017 was $410 and $357, respectively.

The following table summarizes the components of stock-based compensation expense on the Company’s condensed consolidated statements of operations for the quarters and nine months ended September 30, 2018 and 2017:

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Cost of services	$167	$130	$475	$403
Cost of product sales	45	19	108	61
Selling, general and administrative	1,750	1,104	4,396	3,606
Product development	350	92	768	244
Total	$2,312	$1,345	$5,747	$4,314

As of September 30, 2018, the Company had unrecognized compensation costs for all share-based payment arrangements totaling $5,449.

Time-Based Stock Appreciation Rights

A summary of the Company’s time-based stock appreciation rights (“SARs”) for the nine months ended September 30, 2018 is as follows:

			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
	Number of	Average	Contractual	Value
	Shares	Exercise Price	Term (years)	(in thousands)
Outstanding at January 1, 2018	2,564,394	$5.38
Granted	—	—
Exercised	(238,955)	4.77
Forfeited or expired	(20,000)	8.58
Outstanding at September 30, 2018	2,305,439	$5.33	4.00	$11,626
Exercisable at September 30, 2018	2,245,439	$5.38	3.89	$12,111
Vested and expected to vest at September 30, 2018	2,305,439	$5.33	4.00	$11,626

For the quarters ended September 30, 2018 and 2017, the Company recorded stock-based compensation expense relating to these time-based SARs of $43 and $133, respectively. For the nine months ended September 30, 2018 and 2017, the Company recorded stock-based compensation expense relating to these time-based SARs of $151 and $428, respectively. As of September 30, 2018, $182 of total unrecognized compensation cost related to the SARs is expected to be recognized through December 2019.

The intrinsic value of the time-based SARs exercised during the nine months ended September 30, 2018 was $521.

Performance-Based Stock Appreciation Rights

A summary of the Company’s performance-based SARs for the nine months ended September 30, 2018 is as follows:

			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
	Number of	Average	Contractual	Value
	Shares	Exercise Price	Term (years)	(in thousands)
Outstanding at January 1, 2018	504,473	$5.80
Granted	—	—
Exercised	(144,940)	2.84
Forfeited or expired	—	—
Outstanding at September 30, 2018	359,533	$5.96	3.25	$2,538
Exercisable at September 30, 2018	359,533	$5.96	3.25	$2,538
Vested and expected to vest at September 30, 2018	359,533	$5.96	3.25	$2,538

For the quarters and nine months ended September 30, 2018 and 2017, the Company did not record any stock-based compensation expense relating to the performance-based SARs. As of September 30, 2018, there was no unrecognized compensation cost related to these SARs expected to be recognized.

The intrinsic value of the performance-based SARs exercised during the nine months ended September 30, 2018 was $70.

The fair value of each time-based and performance-based SAR award is estimated on the date of grant using the Black-Scholes option pricing model with the assumptions described below. For the period indicated, the expected volatility was based on the Company’s historical volatility over the expected terms of the SAR awards. Estimated forfeitures were based on voluntary and involuntary termination behavior, as well as an analysis of actual forfeitures. The risk-free interest rate was based on the U.S. Treasury yield curve at the time of the grant over the expected term of the SAR grants. The Company did not grant time-based or performance-based SARs during the nine months ended September 30, 2018.

Nine Months Ended September 30,
2017
Risk-free interest rate	2.10%
Expected life (years)	6.0
Estimated volatility factor	59.85%
Expected dividends	None

Time-Based Restricted Stock Units

A summary of the Company’s time-based restricted stock units (“RSUs”) for the nine months ended September 30, 2018 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Balance at January 1, 2018	818,480	$9.95
Granted	269,181	9.94
Vested	(388,138)	9.17
Forfeited or expired	(44,004)	10.37
Balance at September 30, 2018	655,519	$10.04

For the quarters ended September 30, 2018 and 2017, the Company recorded stock-based compensation expense related to the time-based RSUs of $1,392 and $717, respectively. For the nine months ended September 30, 2018 and 2017, the Company recorded stock-based compensation expense related to the time-based RSUs of $3,166 and $2,096, respectively. As of September 30, 2018, $4,038 of total unrecognized compensation cost related to the RSUs is expected to be recognized through June 2022.

Performance-Based Restricted Stock Units

A summary of the Company’s performance-based RSUs for the nine months ended September 30, 2018 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Balance at January 1, 2018	444,734	$9.48
Granted	62,151	9.65
Vested	(168,068)	9.16
Forfeited or expired	(45,801)	7.50
Balance at September 30, 2018	293,016	$9.91

For the quarters ended September 30, 2018 and 2017, the Company recorded stock-based compensation expense related to the performance-based RSUs of $597 and $274, respectively. For the nine months ended September 30, 2018 and 2017, the Company recorded stock-based compensation expense related to the performance-based RSUs of $1,694 and $1,016, respectively. As of September 30, 2018, $1,229 of total unrecognized compensation cost related to these RSUs is expected to be recognized through March 2019.

The fair values of the time-based and performance-based RSU awards are based upon the closing stock price of the Company’s common stock on the date of grant.

Market Performance Units

The Company grants Market Performance Units (“MPUs”) to its senior executives based on stock price performance over a three-year period measured on December 31 of each year in the performance period. The MPUs will vest in equal installments at the end of each year in the performance period only if the Company satisfies the stock price performance targets and continued employment by the senior executives through the dates the Compensation Committee has determined that the targets have been achieved. The value of the MPUs that will be earned each year ranges up to 15% of each of the senior executives’ base salaries in the year of the grant, depending on the Company’s stock price performance target for that year. The value of the MPUs can be paid in either cash, common stock or a combination of cash and stock, at the Company’s discretion. The MPUs are classified as a liability on the condensed consolidated balance sheets and are revalued at the end of each reporting period based on the awards’ fair value over a three-year period.

As the MPUs contain both performance and service conditions, they have been treated as a series of three separate awards, or tranches, for purposes of recognizing stock-based compensation expense. The Company recognizes stock-based compensation expense on a tranche-by-tranche basis over the requisite service period for that specific tranche. The Company estimated the fair value of the MPUs using a Monte Carlo Simulation Model based on the following assumptions:

Nine Months Ended September 30,
	2018	2017
Risk-free interest rate	2.19% to 2.84%	1.06% to 1.51%
Estimated volatility factor	25.0% to 28.0%	23.0% to 31.0%
Expected dividends	None	None

For the quarters ended September 30, 2018 and 2017, the Company recorded stock-based compensation expense relating to these MPUs of $197 and $175, respectively. For the nine months ended September 30, 2018 and 2017, the Company recorded stock-based compensation expense relating to these MPUs of $501 and $639, respectively.

As of September 30, 2018, the Company recorded $395 and $407 in accrued liabilities and other non-current liabilities related to these MPUs, respectively, on the condensed consolidated balance sheet. As of December 31, 2017, the Company recorded $895 and $301 in accrued liabilities and other non-current liabilities related to these MPUs, respectively, on the consolidated balance sheet.

In January 2018, the Company issued 81,277 shares of common stock as a form of payment in connection with MPUs for achieving the fiscal year 2015, 2016 and 2017 stock performance target with respect to the 2017 performance year.

Employee Stock Purchase Plan

On February 16, 2016, the Company’s Board of Directors adopted the ORBCOMM Inc. Employee Stock Purchase Plan (“ESPP”), which was approved by the Company’s shareholders on April 20, 2016. Under the terms of the ESPP, 5,000,000  shares of the Company’s common stock are available for issuance and eligible employees may have up to 10% of their gross pay deducted from their payroll, up to a maximum of twenty five thousand dollars per year, to purchase shares of ORBCOMM common stock at a discount of up to 15% of its fair market value, subject to certain conditions and limitations. For the quarters ended September 30, 2018 and 2017, the Company recorded stock-based compensation expense of $83 and $46, respectively, relating to the ESPP. For the nine months ended September 30, 2018 and 2017, the Company recorded stock-based compensation expense of $235 and $135, respectively, relating to the ESPP. During the nine months ended September 30, 2018, 81,525 shares of the Company’s common stock were purchased under the ESPP at a price of $8.21 per share.

5. Net Loss Attributable to ORBCOMM Inc. Common Stockholders

The Company accounts for earnings per share (“EPS”) in accordance with ASC Topic 260, “Earnings Per Share” (“ASC 260”) and related guidance, which requires two calculations of EPS to be disclosed: basic and diluted. The numerator in calculating basic and diluted EPS is an amount equal to the net loss attributable to ORBCOMM Inc. common stockholders for the periods presented. The denominator in calculating basic EPS is the weighted average shares outstanding for the respective periods. The denominator in calculating diluted EPS is the weighted average shares outstanding, plus the dilutive effect of stock option grants, unvested SAR and RSU grants and shares of Series A convertible preferred stock, for the respective periods. The following sets forth the basic and diluted EPS calculations for the quarters and nine months ended September 30, 2018 and 2017:

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net loss attributable to ORBCOMM Inc. common stockholders	$(3,295)	$(39,694)	$(20,614)	$(53,777)
Weighted average number of common shares outstanding:
Basic number of common shares outstanding	78,649	73,762	77,158	72,396
Dilutive effect of unvested SARs and RSUs and shares of Series A convertible preferred stock	—	—	—	—
Diluted number of common shares outstanding	78,649	73,762	77,158	72,396
Earnings per share:
Basic	$(0.04)	$(0.54)	$(0.27)	$(0.74)
Diluted	$(0.04)	$(0.54)	$(0.27)	$(0.74)

The computation of net loss attributable to ORBCOMM Inc. common stockholders for the quarters and nine months ended September 30, 2018 and 2017 is as follows:

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net loss attributable to ORBCOMM Inc.	$(3,295)	$(39,682)	$(20,603)	$(53,765)
Preferred stock dividends on Series A convertible preferred stock	—	(12)	(11)	(12)
Net loss attributable to ORBCOMM Inc. common stockholders	$(3,295)	$(39,694)	$(20,614)	$(53,777)

6. Satellite Network and Other Equipment

Satellite network and other equipment, net consisted of the following:

	September 30,	December 31,
	2018	2017
Land	$381	$381
Satellite network	195,256	193,292
Capitalized software	59,405	45,062
Computer hardware	5,558	5,189
Other	5,808	5,276
Assets under construction	16,711	16,539
	283,119	265,739
Less: accumulated depreciation and amortization	(117,943)	(91,561)
	$165,176	$174,178

During the quarters ended September 30, 2018 and 2017, the Company capitalized internal costs attributable to the design, development and enhancements of the Company’s products and services and internal-use software in the amount of $3,224 and $3,232, respectively.  During the nine months ended September 30, 2018 and 2017, the Company capitalized internal costs attributable to the design, development and enhancements of the Company’s products and services and internal-use software in the amount of $9,873 and $9,840, respectively.

Depreciation and amortization expense for the quarters ended September 30, 2018 and 2017 was $8,764 and $8,850, respectively, including amortization of internal-use software of $818 and $1,602, respectively.  Depreciation and amortization expense for the nine months ended September 30, 2018 and 2017 was $26,321 and $25,891, respectively, including amortization of internal-use software of $2,590 and $4,437, respectively.

For the quarters ended September 30, 2018 and 2017, 49% and 61% of depreciation and amortization expense, respectively, relate to cost of services and 8% and 8%, respectively, relate to cost of product sales, as these assets support the Company’s revenue generating activities. For the nine months ended September 30, 2018 and 2017, 49% and 63% of depreciation and amortization expense, respectively, relate to cost of services and 10% and 8%, respectively, relate to cost of product sales, as these assets support the Company’s revenue generating activities.

As of September 30, 2018 and December 31, 2017, assets under construction primarily consisted of costs associated with acquiring, developing and testing software and hardware for internal and external use that have not yet been placed into service.

Between April and July 2017, the Company lost communication with three OG2 satellites. The Company recorded a non-cash impairment charge of $31,224 to write-off the net book value of the satellites. In addition, the Company decreased satellite network and other equipment by $39,576 and associated accumulated depreciation by $8,352 to remove the assets as of September 30, 2017.

7. Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price of an acquired business over the estimated fair values of the underlying net tangible and intangible assets. Goodwill consisted of the following:

Amount
Balance at January 1, 2018	$166,678
Measurement period adjustment	(549)
Balance at September 30, 2018	$166,129

Goodwill is allocated to the Company’s one reportable segment, which is its only reporting unit. During the nine months ended September 30, 2018, the Company recorded measurement period adjustments to the preliminary purchase price allocations of the Blue Tree Acquisition and inthinc Acquisition of $393 and $156, respectively.

The Company’s intangible assets, net consisted of the following:

		September 30, 2018			December 31, 2017
	Useful life		Accumulated			Accumulated
	(years)	Cost	amortization	Net	Cost	amortization	Net
Customer lists	5 - 15	$113,357	$(37,300)	$76,057	$113,357	$(29,451)	$83,906
Patents and technology	5 - 10	23,424	(9,977)	13,447	23,424	(8,080)	15,344
Trade names and trademarks	1 - 2	3,003	(2,993)	10	3,003	(2,914)	89
		$139,784	$(50,270)	$89,514	$139,784	$(40,445)	$99,339

At September 30, 2018, the weighted-average amortization period for the intangible assets was 10.5 years. At September 30, 2018, the weighted-average amortization periods for customer lists, patents and technology and trade names and trademarks were 11.0, 9.3 and 1.2 years, respectively.

Amortization expense was $3,317 and $3,191 for the quarters ended September 30, 2018 and 2017, respectively. Amortization expense was $9,825 and $8,572 for the nine months ended September 30, 2018 and 2017, respectively.

Estimated future amortization expense for intangible assets is as follows:

Amount
2018 (remaining)	$3,278
2019	12,860
2020	12,554
2021	12,143
2022	11,687
2023	11,438
Thereafter	25,554
$89,514

8. Accrued Liabilities

The Company’s accrued liabilities consisted of the following:

	September 30,	December 31,
	2018	2017
Accrued compensation and benefits	$9,049	$8,637
Accrued warranty	6,184	4,153
Acquired customer product commitments	546	858
Corporate income tax payable	3,186	1,415
Contingent earnout amount	874	—
VAT payable	1,789	—
Accrued satellite network and other equipment	245	595
Accrued inventory purchases	705	1,598
Accrued interest expense	10,000	4,944
Accrued professional fees	408	303
Accrued airtime charges	948	1,670
Other accrued expenses	8,038	8,843
	$41,972	$33,016

For the nine months ended September 30, 2018 and 2017, changes in accrued warranty obligations consisted of the following:

	2018	2017
Balance at January 1,	$4,153	$1,842
Warranty liabilities assumed from acquisition	151	152
Reduction of warranty liabilities assumed in connection with acquisitions	(486)	(119)
Warranty expense	2,970	1,825
Warranty charges	(604)	(229)
Balance at September 30,	$6,184	$3,471

9. Note Payable-Related Party

In connection with the acquisition of a majority interest in Satcom International Group plc in 2005, the Company recorded an indebtedness to OHB Technology A.G. (formerly known as OHB Teledata A.G.), a stockholder of the Company. At September 30, 2018 and December 31, 2017, the principal balance of the note payable was €1,138, with a carrying value of $1,321 and $1,366, respectively. The carrying value was based on the note’s estimated fair value at the time of acquisition. The difference between the carrying value and principal balance of the note was amortized to interest expense over the six-year estimated life, which ended on September 30, 2011. This note does not bear interest and has no fixed repayment term. Repayment of the note will be made from the distribution profits (as defined in the note agreement) of ORBCOMM Europe LLC, a wholly owned subsidiary of the Company. The note has been classified as long-term, as the Company does not expect any repayments to be required prior to September 30, 2019.

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

In connection with the issuance of the Senior Secured Notes, the Company incurred debt issuance costs of approximately $5,431. For the quarter and nine months ended September 30, 2018, amortization of the debt issuance costs was $194 and $582, respectively.  For the quarter and nine months ended September 30, 2017, amortization of the debt issuance costs was $194 and $368, respectively.  The Company recorded charges of $5,194 and $15,582 to interest expense on its condensed consolidated statement of operations for the quarter and nine months ended September 30, 2018, respectively, related to interest expense and amortization of debt issuance costs associated with the Senior Secured Notes.  The Company recorded charges of $5,197 and $9,824 to interest expense on its condensed consolidated statement of operations for the quarter and nine months ended September 30, 2017, respectively, related to interest expense and amortization of debt issuance costs associated with the Senior Secured Notes.

Termination of Secured Credit Facilities

On April 10, 2017, a portion of the proceeds from the issuance of the Senior Secured Notes was used to repay in full the Company’s outstanding obligations under the Company’s $150,000 outstanding credit facilities incurred pursuant to the Secured Credit Facilities Credit Agreement, as defined below, and to terminate the agreement, resulting in an early payment fee of $1,500 and an additional expense associated with the remaining unamortized debt issuance cost and fees of $2,368.

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

At September 30, 2018, no amounts were outstanding under the Revolving Credit Facility. As of September 30, 2018, the Company was in compliance with all financial covenants.

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

The Secured Credit Facilities had a maturity of five years after the initial fund date of the Initial Term Loan Facility and were subject to mandatory prepayments in certain circumstances. The Secured Credit Facilities bore interest, at the Company’s election, of a per annum rate equal to either (a) a base rate plus 3.75% or (b) LIBOR plus 4.75%, with a LIBOR floor of 1.00%. The Company recorded charges of $2,642 to interest expense on its condensed consolidated statement of operations for the nine months ended September 30, 2017, related to interest expense and amortization of debt issuance costs associated with the Initial Term Loan Facility, the Term B2 and the Term B3 Facilities.

11. Stockholders’ Equity

Preferred Stock

The Company currently has 50,000,000 shares of preferred stock authorized.

Series A Convertible Preferred Stock

During the nine months ended September 30, 2018, the Company issued an aggregate of 1,128 shares of Series A convertible preferred stock to the holders of the Series A convertible preferred stock as an in-kind dividend. As of September 30, 2018, dividends in arrears were $8.

Common Stock

As of September 30, 2018, the Company has reserved 16,049,273 shares of common stock for future issuances related to employee stock compensation plans.

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

	Quarters Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
United States	58%	71%	64%	68%
South America	9%	8%	10%	9%
Japan	7%	2%	4%	2%
Europe	18%	14%	15%	15%
Other	8%	5%	7%	6%
	100%	100%	100%	100%

13. Income Taxes

For the quarters ended September 30, 2018 and 2017, the Company’s income tax expense was $1,242 and $479, respectively. For the nine months ended September 30, 2018 and 2017, the Company’s income tax expense was $3,410 and $1,192, respectively. The increase in the income tax provision for the quarter and nine months ended September 30, 2018 primarily related to a change in the geographical mix of income, which increased taxable non-U.S. earnings before income taxes when compared to the prior year periods.  This increase was partially offset by lower deferred tax expense in the 2018 periods related to the impact of the U.S. Tax Cuts and Jobs Act of 2017 to the amortization of tax goodwill.

As of September 30, 2018 and December 31, 2017, the Company maintained a valuation allowance against its net deferred tax assets primarily attributable to operations in the United States, as the realization of such assets was not considered more likely than not.

There were no changes to the Company’s unrecognized tax benefits during the nine months ended September 30, 2018. The Company does not expect any significant changes to its unrecognized tax positions during the next twelve months.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were recognized during the nine months ended September 30, 2018.

The Company finalized its computations associated with the U.S. Tax Cuts and Jobs Act of 2017.  The final calculation of taxable foreign earnings and profits was significantly less than the Company’s tax losses for 2017, therefore the Company fully utilized these losses to offset the income inclusion.  There were no taxes due related to the transition tax.

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

Airtime Credits

In 2001, in connection with the organization of ORBCOMM Europe and the reorganization of the ORBCOMM business in Europe, the Company agreed to grant certain country representatives in Europe approximately $3,736 in airtime credits. The Company has not recorded the airtime credits as a liability for the following reasons: (i) the Company has no obligation to pay the unused airtime credits if they are not utilized; and (ii) the airtime credits are earned by the country representatives only when the Company generates revenue from the country representatives. The airtime credits have no expiration date. Accordingly, the Company is recording airtime credits as services are rendered and these airtime credits are recorded net of revenues from the country representatives. For each of the quarters ended September 30, 2018 and 2017, airtime credits used totaled approximately $8.  For the nine months ended September 30, 2018 and 2017, airtime credits used totaled approximately $22 and $23, respectively. As of September 30, 2018 and 2017, unused credits granted by the Company were approximately $1,955 and $1,986, respectively.

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

Overview

We are a global provider of industrial Internet of Things (“IoT”) solutions, including network connectivity, devices, device management and web reporting applications. These solutions enable optimal business efficiencies, increased asset utilization and reduced asset write-offs, helping customers realize benefits on a worldwide basis. Our industrial IoT products and services are designed to track, monitor, control and enhance security for a variety of assets, such as trailers, trucks, rail cars, sea containers, power generators, fluid tanks, marine vessels, diesel or electric powered generators (“gensets”), oil and gas wells, pipeline monitoring equipment, irrigation control systems, and utility meters, in industries for transportation & supply chain, heavy equipment, fixed asset monitoring, maritime and government. Additionally, we provide satellite Automatic Identification Service (“AIS”) data services to assist in vessel navigation and to improve maritime safety for government and commercial customers worldwide. Through two acquisitions in 2017, we added to our transportation product portfolio vehicle fleet management, as well as in-cab and fleet vehicle solutions. We provide our services using multiple network platforms, including our own constellation of low-Earth orbit (“LEO”) satellites and our accompanying ground infrastructure, as well as terrestrial-based cellular communication services obtained through reseller agreements with major cellular (Tier One) wireless providers. We also offer customer solutions utilizing additional satellite network service options that we obtain through service agreements we have entered into with third-party mobile satellite providers. Our satellite-based customer solution offerings use small, low-power, mobile satellite subscriber communicators for remote asset connectivity, and our terrestrial-based solutions utilize cellular data modems with subscriber identity modules (“SIMs”). We also resell service using the two-way Inmarsat plc (“Inmarsat”) satellite network to provide higher bandwidth, low-latency satellite products and services, leveraging our IsatDataPro (“IDP”) technology. Our customer solutions provide access to data gathered over these systems through connections to other public or private networks, including the Internet. We are dedicated to providing what we believe are the most versatile, leading-edge industrial IoT solutions in our markets that enable our customers to run their business operations more efficiently and achieve significant return on investment.

Customers benefiting from our network, products and solutions include original equipment manufacturers, or OEMs, such as Caterpillar Inc., Doosan Infracore America, Hitachi Construction Machinery Co. Ltd., John Deere, Komatsu Ltd., and Volvo Construction Equipment; vertical market technology integrators known as value-added resellers (“VARs”) and international value-added resellers (“IVARs”), such as I.D. Systems, Inc. and American Innovations, and value-added solutions providers (“SPs”), such as Onixsat, Satlink and Sascar (collectively referred to as “MCPs”); and end-to-end solutions customers such as Carrier Transicold, Thermo King, C&S Wholesale, Canadian National Railways, CR England, Hub Group, Inc., JB Hunt Transport Services, Inc., KLLM Transport Services, Marten Transport, Prime Inc., Swift Transportation, Target, Tropicana, Tyson Foods, Walmart and Werner Enterprises.

Public Offering

On April 10, 2018, we completed a public offering of 3,450,000 shares of our common stock, including 450,000 shares sold upon exercise in full of the underwriters’ option to purchase additional shares, at a price of $8.60 per share. We received net proceeds of approximately $28.0 million after deducting underwriters’ discounts and commissions and offering costs (the “April 2018 Public Offering”).

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

We derive product sales primarily from sales of complete industrial IoT telematics devices, modems and cellular wireless SIMs (for our terrestrial-communication services) to our resellers (i.e., our MCPs and MCAs) and direct customers. Revenues generated from product sales are either recognized when the products are shipped or when customers accept the product, depending on the specific contractual terms. Shipping costs billed to customers are included in product sales and the related costs are included as costs of product sales.

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

The table below presents our revenues for the quarters and nine months ended September 30, 2018 and 2017, together with the percentage of total revenues represented by each revenue category:

	Quarters Ended September 30,
(In thousands)	2018		2017
Service revenues	$38,473	54.2%	$35,040	50.5%
Product sales	32,569	45.8%	34,326	49.5%
	$71,042	100.0%	$69,366	100.0%

	Nine Months Ended September 30,
(In thousands)	2018		2017
Service revenues	$114,940	54.8%	$95,629	53.7%
Product sales	94,863	45.2%	82,615	46.3%
	$209,803	100.0%	$178,244	100.0%

Total revenues for the quarters ended September 30, 2018 and 2017 were $71.0 million and $69.4 million, respectively, an increase of 2.3%. Total revenues for the nine months ended September 30, 2018 and 2017 were $209.8 million and $178.2 million, respectively, an increase of 17.7%.

Service Revenues

	Quarters Ended September 30,		Change
(In thousands)	2018	2017	Dollars	%
Recurring service revenues	$37,192	$32,992	$4,200	12.7%
Other service revenues	1,281	2,048	(767)	(37.5)%
Total service revenues	$38,473	$35,040	$3,433	9.8%

	Nine Months Ended September 30,		Change
(In thousands)	2018	2017	Dollars	%
Recurring service revenues	$111,010	$91,003	$20,007	22.0%
Other service revenues	3,930	4,626	(696)	(15.0)%
Total service revenues	$114,940	$95,629	$19,311	20.2%

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

The increase in service revenues for the quarter and nine months ended September 30, 2018, compared to the prior year periods, was primarily due to revenue generated from growth in billable subscriber communicators across our services and from our recent acquisitions.

As of September 30, 2018, we had approximately 2,304,000 billable subscriber communicators compared to approximately 1,898,000 billable subscriber communicators as of September 30, 2017, an increase of 21.4%.

Service revenue growth can be impacted by the customary lag between subscriber communicator activations and recognition of service revenue from these units.

Product Sales

	Quarters Ended September 30,		Change
(In thousands)	2018	2017	Dollars	%
Product sales	$32,569	$34,326	$(1,757)	(5.1)%

	Nine Months Ended September 30,		Change
(In thousands)	2018	2017	Dollars	%
Product sales	$94,863	$82,615	$12,248	14.8%

We derive product sales primarily from sales of complete industrial IoT telematics devices, modems and cellular wireless SIMs to our resellers and direct customers, as well as through leasing arrangements of subscriber communicators.

The decrease in product sales for the quarter ended September 30, 2018, compared to the prior year period, was primarily due to timing of shipments associated with our existing and new customers during the 2018 period and the inclusion of a significant product deployment to a new customer during the quarter ended September 30, 2017. The increase in product sales for the nine months ended September 30, 2018, compared to the prior year period, was primarily due to increased shipments to new and existing customers and our recent acquisitions.

Costs of Revenues, Exclusive of Depreciation and Amortization

	Quarters Ended September 30,		Change
(In thousands)	2018	2017	Dollars	%
Cost of services	$12,764	$13,638	$(874)	(6.4)%
Cost of product sales	24,679	29,676	(4,997)	(16.8)%

	Nine Months Ended September 30,		Change
(In thousands)	2018	2017	Dollars	%
Cost of services	$40,704	$33,856	$6,848	20.2%
Cost of product sales	73,363	67,614	5,749	8.5%

Costs of services is comprised of expenses to operate our network, such as payroll and related costs, including stock-based compensation, installation costs, and usage fees to third-party networks, but excludes depreciation and amortization discussed below. The decrease in cost of services for the quarter ended September 30, 2018, compared to the prior year period, was primarily due to the inclusion of non-recurring installation costs associated with significant product deployments during the quarter ended September 30, 2017. The increase in cost of services for the nine months ended September 30, 2018, compared to the prior year period, was primarily due to an increase in billable subscribers, installation costs associated with significant product deployments and our recent acquisitions.

Costs of product sales includes the purchase price of subscriber communicators and SIMs sold, costs of warranty obligations, shipping charges, as well as operational costs to fulfill customer orders, including employee-related and inventory management costs. The decrease in cost of product sales for the quarter ended September 30, 2018 was primarily due to a lower-cost mix of product shipments, as compared to the prior year period, which included shipments of a lower margin product associated with significant product deployments. The increase in cost of product sales for the nine months ended September 30, 2018, compared to the prior year period, was primarily due to costs associated with the increased product sales and changes in the mix of product shipments and our recent acquisitions.

Selling, General and Administrative Expenses

	Quarters Ended September 30,		Change
(In thousands)	2018	2017	Dollars	%
Selling, general and administrative expenses	$14,823	$13,755	$1,068	7.8%

	Nine Months Ended September 30,		Change
(In thousands)	2018	2017	Dollars	%
Selling, general and administrative expenses	$51,352	$39,329	$12,023	30.6%

Selling, general and administrative (“SG&A”) expenses relate primarily to expenses for general management, sales and marketing, finance, professional fees and general operating expenses.  The increase in SG&A expenses for the quarter and nine months ended September 30, 2018, compared to the prior year periods, reflected increases in employee-related costs and other operating expenses, mainly related to our recent acquisitions, offset, in part, by a reduction of the contingent liability related to the acquisition of inthinc Technology Solutions, Inc. (“inthinc”).

Product Development Expenses

	Quarters Ended September 30,		Change
(In thousands)	2018	2017	Dollars	%
Product development	$3,816	$2,453	$1,363	55.6%

	Nine Months Ended September 30,		Change
(In thousands)	2018	2017	Dollars	%
Product development	$9,671	$5,964	$3,707	62.2%

Product development expenses consist primarily of expenses associated with our engineering efforts, including the cost of third parties to support our current applications. Product development expenses for the quarter and nine months ended September 30, 2018, compared to the prior year periods, increased mainly due to our recent acquisitions.

Depreciation and Amortization

	Quarters Ended September 30,		Change
(In thousands)	2018	2017	Dollars	%
Depreciation and amortization	$12,081	$12,041	$40	0.3%

	Nine Months Ended September 30,		Change
(In thousands)	2018	2017	Dollars	%
Depreciation and amortization	$36,146	$34,463	$1,683	4.9%

The increase in depreciation and amortization for the nine months ended September 30, 2018, compared to the prior year period, was primarily due to additional amortization expense associated with acquired intangible assets, as well as depreciation associated with our capitalized costs attributable to the design, development and enhancements of our products and services sold to our customers and internally developed software, offset, in part, by lower depreciation associated with our satellite network as a result of impairments incurred in 2017.

Impairment Loss – Satellite Network

Impairment losses relate to the impairment or loss of satellites on our proprietary network. During the quarter and nine months ended September 30, 2017, we recorded a non-cash impairment loss of $31.2 million to write-off the net book value of three ORBCOMM Generation 2 (“OG2”) satellites.

Acquisition-Related and Integration Costs

Acquisition-related and integration costs include professional services expenses and identifiable integration costs directly attributable to our acquisitions. For the quarters ended September 30, 2018 and 2017, we incurred acquisition-related and integration costs of $0.4 million and $0.8 million, respectively. For the nine months ended September 30, 2018 and 2017, we incurred acquisition-related and integration costs of $1.5 million and $2.3 million, respectively. The decrease in acquisition-related and integration costs reflect lower acquisition and integration activity in the quarter and nine months ended September 30, 2018, as compared to the prior year periods.

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

	Quarters Ended September 30,		Change
(In thousands)	2018	2017	Dollars	%
Interest income	$648	$266	$382	143.6%
Other income (expense)	120	(32)	152	NM
Interest expense	(5,232)	(5,197)	(35)	0.7%
Total other expense	$(4,464)	$(4,963)	$499	(10.1)%

	Nine Months Ended September 30,		Change
(In thousands)	2018	2017	Dollars	%
Interest income	$1,576	$522	$1,054	201.9%
Other income (expense)	108	(210)	318	NM
Interest expense	(15,733)	(12,466)	(3,267)	26.2%
Loss on debt extinguishment	—	(3,868)	3,868	NM
Total other expense	$(14,049)	$(16,022)	$1,973	(12.3)%

The decrease in total other expense for the quarter ended September 30, 2018, compared to the prior year period, was primarily due to the increase of interest income, offset in part by increased interest expense as a result of higher outstanding principal balances and higher interest rates associated with our 8.0% senior secured notes due 2024 (the “Senior Secured Notes”) issued on April 10, 2017. The decrease in total other expense for the nine months ended September 30, 2018, compared to the prior year period, was primarily due to the loss on extinguishment of our senior secured credit facilities provided pursuant to a credit agreement dated September 30, 2014 by and between the Company and Macquarie CAF LLC (the “Secured Credit Facilities”) incurred in the quarter ended June 30, 2017, offset, in part, by increased interest expense as a result of higher outstanding principal balances and higher interest rates associated with our Senior Secured Notes issued on April 10, 2017.

We believe our foreign exchange exposure is limited as a majority of our revenue is collected in U.S. dollars.

Income Taxes

For the quarter ended September 30, 2018, our income tax expense was $1.2 million, compared to $0.5 million for the prior year period. For the nine months ended September 30, 2018, our income tax expense was $3.4 million, compared to $1.2 million for the prior year period. The increase in the income tax provision for the quarter and nine months ended September 30, 2018 primarily related to a change in the geographical mix of income which increased taxable non-U.S. earnings before income taxes when compared to the prior year period.  This increase was partially offset by lower deferred tax expense in the 2018 period related to the impact of the U.S. Tax Cuts and Jobs Act of 2017 to the amortization of tax goodwill.

As of September 30, 2018 and December 31, 2017, we maintained a valuation allowance against our net deferred tax assets primarily attributable to operations in the United States, as the realization of such assets was not considered more likely than not.

Net Loss

For the quarter ended September 30, 2018, we had a net loss of $3.2 million compared to a net loss of $39.7 million in the prior year period, principally due to the $31.2 million satellite impairment loss in the 2017 period and the increased gross profit in the 2018 period.

For the nine months ended September 30, 2018, we had a net loss of $20.4 million compared to a net loss of $53.7 million in the prior year period. The 2018 period included increased interest expense arising from our Senior Secured Notes issued in April 2017 and increased SG&A and product development costs, while the 2017 period included the $31.2 million satellite impairment loss and the $3.9 million loss on extinguishment of debt related to our Secured Credit Facilities.

Noncontrolling Interests

Noncontrolling interests relate to earnings and losses attributable to noncontrolling shareholders.

Net Loss Attributable to ORBCOMM Inc.

For the quarter ended September 30, 2018, we had a net loss attributable to our company of $3.3 million compared to a net loss of $39.7 million in the prior year period.  For the nine months ended September 30, 2018, we had a net loss attributable to our company of $20.6 million compared to a net loss of $53.8 million in the prior year period.

For the quarter and nine months ended September 30, 2018, the net loss attributable to our common stockholders includes less than $0.1 million of dividends paid in shares of Series A convertible preferred stock.

Liquidity and Capital Resources

Overview

Our liquidity requirements arise from our need to fund working capital obligations, scheduled payments of interest on our indebtedness and capital expenditures to support our current operations, as well as to facilitate growth and expansion. We have financed our operations and expansion with cash flows from operating activities, public offerings of our common stock and placements of public debt. At September 30, 2018, we had an accumulated deficit of $186.9 million. Our primary sources of liquidity consist of cash and cash equivalents totaling $45.9 million at September 30, 2018 and an unused Revolving Credit Facility under the Revolving Credit Agreement entered into on December 18, 2017, as described below, which we believe will be sufficient to provide working capital, support capital expenditures and facilitate growth and expansion for the next twelve months.

Operating Activities

Cash used in our operating activities for the nine months ended September 30, 2018 was $0.9 million resulting from a net loss of $20.4 million, offset by non-cash items, including $36.1 million for depreciation and amortization and $5.7 million for stock-based compensation. These non-cash add-backs were offset by a working capital use of cash of $18.7 million. Working capital activities primarily consisted of a decrease of $11.5 million in accounts payable and accrued liabilities primarily related to timing of payments and an increase of $14.5 million in accounts receivable related to timing of receivables, offset, in part, by a decrease of $5.6 million in inventories.

Cash used in our operating activities for the nine months ended September 30, 2017 was $7.2 million resulting from a net loss of $53.7 million, offset by non-cash items including $34.5 million for depreciation and amortization, $31.2 million for an impairment loss on our satellite network, $4.3 million for stock-based compensation and $2.9 million for amortization and write-off of deferred financing fees. These non-cash add backs were offset by a working capital use of cash of $26.5 million. Working capital activities primarily consisted of an increase of $18.0 million in accounts receivable related to timing of receivables, an increase of $11.9 million in inventories and an increase of $4.2 million in prepaid expenses and other assets, offset, in part, by an increase of $8.9 million in accounts payable and accrued expenses primarily related to timing of payments.

Investing Activities

Cash used in our investing activities for the nine months ended September 30, 2018 was $16.5 million, resulting primarily from capital expenditures incurred during the period.

Cash used in our investing activities for the nine months ended September 30, 2017 was $56.3 million, resulting primarily from $34.2 million cash consideration paid in connection with our acquisition of inthinc and capital expenditures of $21.4 million during the period, including approximately $4.0 million related to payments for the OG2 program.

Financing Activities

Cash provided by our financing activities for the nine months ended September 30, 2018 was $28.6 million, primarily due to proceeds of $28.0 million received from our April 2018 Public Offering.

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

On April 10, 2017, we issued $250 million aggregate principal amount of 8.0% senior secured notes due 2024. The Senior Secured Notes were issued pursuant to an indenture, dated as of April 10, 2017 (the “Indenture”), among us, certain of our domestic subsidiaries party thereto (the “Guarantors”) and U.S. Bank National Association, as trustee and collateral agent. The Senior Secured Notes are unconditionally guaranteed on a senior secured basis by the Guarantors and are secured on a first priority basis by (i) pledges of capital stock of certain of our directly- and indirectly-owned subsidiaries; and (ii) substantially all of our and our Guarantors’ other property and assets, to the extent a first priority security interest is able to be granted or perfected therein, and subject, in all cases, to certain specified exceptions, and an intercreditor agreement with the collateral agent for our Revolving Credit Facility described below. Interest payments are due on the Senior Secured Notes semi-annually in arrears on April 1 and October 1, beginning October 1, 2017.

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

On April 10, 2017, a portion of the proceeds of the issuance of the Senior Secured Notes was used to repay in full our outstanding obligations under our $150 million Secured Credit Facilities, resulting in an early payment fee of $1.5 million and an additional expense associated with the remaining unamortized debt issuance cost of $2.4 million.

On December 18, 2017, we and certain of our subsidiaries entered into a senior secured revolving credit agreement (the “Revolving Credit Agreement”) with JPMorgan Chase Bank, N.A. (“JPMorgan Chase”), as administrative agent and collateral agent. The Revolving Credit Agreement provides for a Revolving Credit Facility in an aggregate principal amount of up to $25.0 million for working capital and general corporate purposes and matures on December 18, 2022 (the “Revolving Credit Facility”). The Revolving Credit Facility will bear interest at an alternative base rate or an adjusted LIBOR, plus an applicable margin of 1.50% in the case of alternative base rate loans and 2.50% in the case of adjusted LIBOR loans. The Revolving Credit Facility is secured by a first priority security interest in substantially all of our and our subsidiaries’ assets under a Security Agreement among the Company, the applicable subsidiaries and JPMorgan Chase, subject to an intercreditor agreement with the indenture trustee for the Senior Secured Notes. The Revolving Credit Facility has no scheduled principal amortization until the maturity date. Subject to the terms set forth in the Revolving Credit Agreement, we may borrow, repay and reborrow amounts under the Revolving Credit Facility at any time prior to the maturity date.

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

On April 10, 2018, we completed a public offering of 3,450,000 shares of our common stock, including 450,000 shares sold upon exercise in full of the underwriters’ option to purchase additional shares, at a price of $8.60 per share. We received net proceeds of approximately $28.0 million after deducting underwriters’ discounts and commissions and offering costs.

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

At September 30, 2018, no amounts were outstanding under the Revolving Credit Facility. As of September 30, 2018, we were in compliance with all financial covenants.

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

Non-GAAP Financial Measures

EBITDA and adjusted EBITDA are not performance measures calculated in accordance with U.S. GAAP. EBITDA is defined as earnings attributable to ORBCOMM Inc. before interest income (expense), provision for income taxes and depreciation and amortization. We believe EBITDA is useful to our management and investors in evaluating our operating performance because it is one of the primary measures we use to evaluate the economic productivity of our operations, including our ability to obtain and maintain our customers, our ability to operate our business effectively, the efficiency of our employees and the profitability associated with their performance. It also helps our management and investors to meaningfully evaluate and compare the results of our operations from period to period on a consistent basis by removing the impact of our financing transactions and the depreciation and amortization impact of capital investments from our operating results. In addition, our management uses EBITDA in presentations to our board of directors to enable it to have the same measurement of operating performance used by management and for planning purposes, including the preparation of our annual operating budget. We also believe adjusted EBITDA, defined as EBITDA adjusted for stock-based compensation expense, noncontrolling interests, impairment loss and acquisition-related and integration costs, is useful to investors to evaluate our core operating results and financial performance because it excludes items that are significant non-cash or non-recurring expenses reflected in the condensed consolidated statements of operations.

While we consider EBITDA and adjusted EBITDA to be important measures of operating performance, they should be considered in addition to, and not as a substitute for, or superior to, net loss or other measures of financial performance prepared in accordance with U.S. GAAP and may be different than EBITDA and adjusted EBITDA measures presented by other companies.

The following table reconciles our net loss to EBITDA and adjusted EBITDA for the periods shown:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)		(In thousands)
Net loss attributable to ORBCOMM Inc.	$(3,295)	$(39,682)	$(20,603)	$(53,765)
Income tax expense	1,242	479	3,410	1,192
Interest income	(648)	(266)	(1,576)	(522)
Interest expense	5,232	5,197	15,733	12,466
Loss on debt extinguishment	—	—	—	3,868
Depreciation and amortization	12,081	12,041	36,146	34,463
EBITDA	14,612	(22,231)	33,110	(2,298)
Stock-based compensation	2,312	1,345	5,747	4,314
Net income attributable to noncontrolling interests	73	19	216	55
Impairment loss	—	31,224	—	31,224
Acquisition-related and integration costs	395	800	1,495	2,290
Adjusted EBITDA	$17,392	$11,157	$40,568	$35,585

For the quarter ended September 30, 2018 compared to the quarter ended September 30, 2017, EBITDA increased $36.8 million, while net loss attributable to ORBCOMM Inc. decreased $36.4 million. The rate of increase for EBITDA compared to the net loss decrease, primarily reflects the impairment loss on our OG2 satellites incurred during the quarter ended September 30, 2017. For the quarter ended September 30, 2018 compared to the quarter ended September 30, 2017, EBITDA increased $36.8 million while adjusted EBITDA increased $6.2 million, primarily due to the impairment loss impact on EBITDA in the 2017 period.

For the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, EBITDA increased $35.4 million, while net loss attributable to ORBCOMM Inc. decreased $33.2 million. The rate of increase for EBITDA compared to the net loss decrease, primarily reflects the impairment loss on our OG2 satellites incurred during the quarter ended September 30, 2017, increased interest expense associated with our Senior Secured Notes issued in April 2017 and increased depreciation and amortization expense, offset, in part, by the loss on extinguishment of our Secured Credit Facilities incurred during the nine months ended September 30, 2017. For the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, EBITDA increased $35.4 million while adjusted EBITDA increased $5.0 million, primarily due to the impairment loss impact on EBITDA in the 2017 period.

Contractual Obligations

As of September 30, 2018, there have been no material changes in our contractual obligations previously disclosed in our Annual Report.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

As of September 30, 2018, there have been no material changes in our assessment of our sensitivity to market risk, as previously disclosed in Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risks” in our Annual Report.

Concentration of Credit Risk

There were no customers with revenues greater than 10% of our consolidated total revenues for the quarter and nine months ended September 30, 2018.  For the quarter ended September 30, 2017, JB Hunt Transport Services Inc. comprised 14.9% of our consolidated total revenues.  There were no customers with revenues greater than 10% of our consolidated total revenues for the nine months ended September 30, 2017.

Item 4. Disclosure Controls and Procedures

Evaluation of the Company’s Disclosure Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s President and Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2018. Based on their evaluation, the Company’s President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2018.

Changes in Internal Control over Financial Reporting

We reviewed our internal control over financial reporting at September 30, 2018. As a result of the acquisitions of inthinc and Blue Tree, we have begun to integrate certain business processes and systems of inthinc and Blue Tree. Accordingly, certain changes have been made and will continue to be made to our internal controls over financial reporting until such time as these integrations are complete. In reliance on interpretive guidance issued by the SEC staff, management has chosen to exclude disclosure of changes in internal control over financial reporting related to inthinc and Blue Tree from this Quarterly Report on Form 10-Q.

There have been no other changes in our internal control over financial reporting identified in an evaluation thereof that occurred during the nine months ended September 30, 2018, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

See “Note 14 – Commitments and Contingencies” to our notes to the condensed consolidated financial statements for the nine months ended September 30, 2018 included in this Quarterly Report on Form 10-Q for a description of our significant legal proceedings, which is incorporated by reference herein.

Item 1A. Risk Factors

As of September 30, 2018, there have been no material changes in the risk factors previously disclosed in Part I, Item 1A, “Risk Factors” in our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On October 16, 2018, the Compensation Committee adopted amended forms of award agreements for restricted stock units, performance unit awards and stock appreciation rights under our 2016 Long-Term Incentives Plan for awards to be made on or after December 1, 2018, to implement double-trigger acceleration of unvested awards in the event of a Change of Control and a termination of employment or service within two years after such Change of Control, provided that outstanding awards were assumed or replaced with substantially similar awards at the time of the Change of Control.  Forms of the amended award agreements are filed as Exhibits 10.3, 10.4 and 10.5 to this Quarterly Report on Form 10-Q.

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

10.1	Employment Offer Letter of Michael Ford dated as of August 20, 2018, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 21, 2018, is incorporated herein by reference.

10.2

Indemnification Agreements between the Company and each of Michael Ford, Karen Gould and Denise Gibson, substantially in the form of the Indemnification Agreement filed as Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference.

10.3

Form of Restricted Stock Unit Award Agreement (including Restricted Stock Unit Award Agreement Terms and Conditions) under the Company’s 2016 Long-Term Incentives Plan for awards made on or after December 1, 2018.

10.4	Form of Performance Unit Award Agreement under the Company’s 2016 Long-Term Incentives Plan for awards made on or after December 1, 2018.

10.5

Form of Stock Appreciation Right Award Agreement (including Stock Appreciation Right Award Agreement Terms and Conditions) under the Company’s 2016 Long-Term Incentives Plan for awards made on or after December 1, 2018.

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

ORBCOMM Inc. (Registrant)

Date: October 31, 2018	/s/ Marc J. Eisenberg
Marc J. Eisenberg
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 31, 2018	/s/ Michael W. Ford
Michael W. Ford
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: October 31, 2018	/s/ Constantine Milcos
Constantine Milcos
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)