Form 10-K
period 2018-12-31
ORBCOMM Inc.
filed 2019-03-01
CIK 1361983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (based on the closing price reported on the Nasdaq Global Market on June 30, 2018) was $748,660,389.

Shares held by all executive officers and directors of the registrant have been excluded from the foregoing calculation because such persons may be deemed to be affiliates of the registrant.

The number of shares of the registrant’s common stock outstanding as of February 25, 2019 was 79,392,743.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2019 Annual Meeting of Stockholders to be held on April 17, 2019 are incorporated by reference in Part III of this Form 10-K.

Forward- Looking Statements

Certain statements discussed in Part I, Item 1. “Business”, Part I, Item 3. “Legal Proceedings”, Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally relate to our plans, estimates, objectives and expectations for future events, as well as projections, business trends and other statements that are not historical facts. Such forward-looking statements are subject to known and unknown risks and uncertainties, some of which are beyond our control, which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include but are not limited to: demand for and market acceptance of our products and services and our ability to successfully implement our business plan; our dependence on our subsidiary companies (Market Channel Affiliates (“MCAs”)) and third-party product and service developers and providers, distributors and resellers (Market Channel Partners (“MCPs”)) to develop, market and sell our products and services, especially in markets outside the United States; substantial losses we have incurred and may continue to incur; substantial competition in the telecommunications, AIS data and industrial IoT industries; the inability to effect suitable investments, alliances and acquisitions or the inability to successfully integrate acquired businesses; defects, errors or other insufficiencies in our products or services; failure to meet minimum service level commitments to certain of our customers; our dependence on significant customers for a substantial portion of our revenues, including key customers such as JB Hunt Transport Services, Inc., Caterpillar Inc., Komatsu Ltd., Carrier Transicold and Satlink S.L.; our ability to expand our business outside the United States and risks related to the economic, political and other conditions in foreign countries in which we do business; fluctuations in foreign currency exchange rates; unanticipated domestic or foreign tax or fee liabilities; the possibility we will be required to collect certain taxes in jurisdictions where we have not historically done so; economic, political and other conditions; extreme events such as a man-made or natural disaster, earthquakes, severe weather or other climate change-related events; our dependence on a limited number of manufacturers for many of our products and services; interruptions, discontinuations, slowdown or loss of the supply of subscriber communicators from our vendor Sanmina Corporation; legal proceedings; our reliance on intellectual property; increased regulatory restrictions; lack of in-orbit or other insurance for our ORBCOMM Generation 1 or ORBCOMM Generation 2 satellites; our reliance on third-party wireless network service providers to deliver existing and developing services in certain areas of our business; significant interruptions, discontinuation or loss of services provided by Inmarsat plc; failure to maintain proper and effective internal controls; inaccurate estimates in accounting or incorrect financial assumptions; significant operating risks related to our satellites due to various types of potential anomalies and potential impacts of space debris or other spacecrafts;  the failure of our systems or reductions in levels of service due to technological malfunctions or deficiencies or other events outside of our control; difficulty upgrading or replacing aging hardware and software we use in operating our gateway earth stations and our customers’ subscriber communicators; technical or other difficulties with our gateway earth stations; security risks related to our networks and data processing systems and those of our third-party service providers; liabilities or additional costs as a result of laws, governmental regulations and evolving views of personal privacy rights; failure of our information technology systems; cybersecurity risks; the level of our indebtedness and the terms of our $250 million 8.0% senior secured note indenture and our revolving credit agreement, under which we may borrow up to $25 million, that could restrict our business activities or our ability to execute our strategic objectives or adversely affect our financial performance; and risks related to an investment in our common stock, including volatility due to our quarterly performance.  In addition, specific consideration should be given to various factors described in Part I, Item 1A. “Risk Factors” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and elsewhere in this Annual Report on Form 10-K. We undertake no obligation to publicly revise any forward-looking statements or cautionary factors, except as required by law.

PART I

Item 1.	Business

We are a global provider of industrial Internet of Things (“IoT”) solutions, including network connectivity, devices, device management and web reporting applications. These solutions enable optimal business efficiencies, increased asset utilization and reduced asset write-offs, helping customers realize benefits on a worldwide basis. Our industrial IoT products and services are designed to track, monitor, control and enhance security for a variety of assets, such as trailers, trucks, rail cars, sea containers, power generators, fluid tanks, marine vessels, diesel or electric powered generators (“gensets”), oil and gas wells, pipeline monitoring equipment, irrigation control systems, and utility meters, in the transportation and supply chain, heavy equipment, fixed asset monitoring and maritime industries, as well as for governments. Additionally, we provide satellite Automatic Identification Service (“AIS”) data services to assist in vessel navigation and to improve maritime safety for government and commercial customers worldwide. Through two acquisitions in 2017, we added vehicle fleet management, as well as in-cab and fleet vehicle solutions, to our transportation product portfolio. We provide our services using multiple network platforms, including our own constellation of low-Earth orbit (“LEO”) satellites and our accompanying ground infrastructure, as well as terrestrial-based cellular communication services obtained through reseller agreements with major cellular (Tier One) wireless providers. We also offer customer solutions utilizing additional satellite network service options that we obtain through service agreements we have entered into with third-party mobile satellite providers. Our satellite-based customer solution offerings use small, low power, mobile satellite subscriber communicators for remote asset connectivity, and our terrestrial-based solutions utilize cellular data modems with subscriber identity modules (“SIMs”). We also resell service using the two-way Inmarsat plc (“Inmarsat”) satellite network to provide higher bandwidth, low-latency satellite products and services, leveraging our IsatDataPro (“IDP”) technology. Our customer solutions provide access to data gathered over these systems through connections to other public or private networks, including the Internet. We are dedicated to providing what we believe are the most versatile, leading-edge industrial IoT solutions in our markets that enable our customers to run their business operations more efficiently and achieve significant return on investment.

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

Customers benefiting from our network, products and solutions include original equipment manufacturers, (“OEMs”), such as Caterpillar Inc., Doosan Infracore America, Hitachi Construction Machinery Co. Ltd., John Deere, Komatsu Ltd., and Volvo Construction Equipment; vertical market technology integrators known as value-added resellers (“VARs”) and international value-added resellers (“IVARs”), such as American Innovations, and value-added solutions providers (“SPs”), such as Onixsat, Satlink and Sascar (collectively referred to as “MCPs”); and end-to-end solutions customers such as Carrier Transicold, Thermo King, C&S Wholesale, Canadian National Railways, CR England, Hub Group, Inc., JB Hunt Transport Services, Inc. (“JB Hunt”), KLLM Transport Services, Marten Transport, Prime Inc., Swift Transportation, Target, Tropicana, Tyson Foods, Walmart and Werner Enterprises.

Unless otherwise noted or the context otherwise requires, references in this Form 10-K to “ORBCOMM,” “the Company,” “our company,” “we,” “us” or “our” refer to ORBCOMM Inc. and its direct and indirect subsidiaries.

Acquisitions

Acquisition of Blue Tree Systems Limited

On October 2, 2017, we purchased all of the issued share capital of Blue Tree Systems Limited (“Blue Tree”) for an aggregate consideration of (i) $34.3 million in cash; (ii) issuance of 191,022 shares of our common stock, valued at $10.47 per share, which reflected our common stock closing price one business day prior to the closing date; and (iii) additional consideration of up to $5.8 million, subject to certain operational milestones (the “Blue Tree Acquisition”). The Blue Tree Acquisition solidifies our transportation product portfolio by adding truck in-cab and refrigerated fleet vehicle solutions to our current cargo solution.

Acquisition of inthinc Technology Solutions, Inc.

On June 9, 2017, we completed the acquisition of substantially all of the assets of inthinc Technology Solutions, Inc. (“Inthinc”) for an aggregate consideration of (i) $34.2 million in cash; (ii) issuance of 76,796 shares of our common stock, valued at $9.95 per share; and (iii) additional consideration of up to $25.0 million, subject to certain operational milestones (the “Inthinc Acquisition”). The Inthinc Acquisition allows us to offer fleet management and driver safety solutions to enterprises and industrial companies world-wide, who operate large commercial vehicle fleets.

Other Business Development Activities

Share offering

On April 13, 2018, we filed a shelf registration statement with the Securities and Exchange Commission (“SEC”), registering an unspecified amount of debt and/or equity securities that we may offer in one or more offerings on terms to be determined at the time of sale. The shelf registration statement was automatically effective upon filing and superseded and replaced our previous shelf registration statement declared effective on April 14, 2015, which was due to expire on April 14, 2018.

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

On April 10, 2017, a portion of the proceeds from the issuance of the Senior Secured Notes was used to repay in full our outstanding obligations under our $150 million outstanding credit facilities incurred pursuant to the secured credit facilities credit agreement entered into on September 30, 2014, and to terminate the agreement, resulting in an early payment fee of $1.5 million and an additional expense associated with the remaining unamortized debt issuance cost of $2.4 million.

Revolving credit facility

On December 18, 2017, we and certain of our subsidiaries entered into a senior secured revolving credit agreement (the “Revolving Credit Agreement”) with JPMorgan Chase Bank, N.A. (“JPMorgan Chase”), as administrative agent and collateral agent. The Revolving Credit Agreement provides for a revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount of up to $25.0 million for working capital and general corporate purposes and matures on December 18, 2022. The Revolving Credit Facility bears interest at an alternative base rate or an adjusted LIBOR, plus an applicable margin of 1.50% in the case of alternative base rate loans and 2.50% in the case of adjusted LIBOR loans. The Revolving Credit Facility is secured by a first priority security interest in substantially all of our and our subsidiaries’ assets under a security agreement among the Company, the applicable subsidiaries and JPMorgan Chase, subject to an intercreditor agreement with the indenture trustee for the Senior Secured Notes. The Revolving Credit Facility has no scheduled principal amortization until the maturity date. Subject to the terms set forth in the Revolving Credit Agreement, we may borrow, repay and reborrow amounts under the Revolving Credit Facility at any time prior to the maturity date.

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

At December 31, 2018, no amounts were outstanding under the Revolving Credit Facility. As of December 31, 2018, we were in compliance with all financial covenants under the Revolving Credit Agreement.

Strategic alliance with Inmarsat

In early 2016, in connection with the strategic alliance with Inmarsat announced on November 4, 2013, we introduced the first of a series of interchangeable modems that work with either our ORBCOMM Generation 2 (“OG2”) VHF network or Inmarsat’s L-band network. These modems have the same footprint, connectors, power input, and programming environment to allow for easy exchange of modems for the different networks. Manufacturers and partners are able to place into their products the appropriate modem that corresponds with either our or Inmarsat’s network based on geography, message size and delivery speed for ease of use and flexibility. In addition, users are able to take advantage of our relationships with Tier One cellular providers for dual-mode cellular and satellite service with either satellite network. We also offer our unique ORBCOMMConnect Platform, which seamlessly translates and integrates the communications from our diverse network service partners into a uniform set of commands and information. This facilitates a uniform platform for provisioning, billing and multi-mode access for industrial IoT applications, supported by Inmarsat’s M2M Access Platform, enabling access to network and terminal management tools for wholesale integration with us.

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

Our Business Strengths and Competitive Advantage

Over the past several years, we have grown from a satellite network owner and operator into a leading global provider of industrial IoT solutions. Using our satellite network as a key differentiator, in 2018 we continued our transition to an end-to-end industrial IoT solution provider with the launch of our new cloud-based data analytics service, further expanding our IoT capabilities and responding to customer demand for more sophisticated business intelligence applications. Through our incremental capabilities, continued innovation and comprehensive industrial IoT solution offerings, we continue to unlock new ways to solve our customers’ problems and make their businesses smarter, more efficient and more competitive.

As we focus on transforming industry through information, we are changing the way enterprises track, monitor, protect, control, and predict the behavior of assets around the world in multiple industries. We provide individual application components, such as modems and chip sets, as well as full end-to-end solutions, such as freight transportation monitoring, cold chain compliance, refrigerated asset monitoring, vehicle fleet management, in-cab driver safety and cargo security systems. Our combination of global network services along with our state-of-the-art devices, device management, robust, Web-based Software-as-a-Service (“SaaS”) applications and advanced analytics platform provides what we believe is the global industrial IoT market’s most comprehensive service offering, and positions us as a leader and innovator in this marketplace. In addition, our global solution delivery team provides end-to-end customer service – from installation to deployment to ongoing customer care — to support our diverse customer base, making it easy for our team to execute a deployment or address a customer issue anywhere in the world. We believe that our approach to industrial IoT solutions is unique in our industry and will enable us to achieve significant growth.

Within the rapidly evolving industrial IoT market, customers have widely divergent requirements for hardware, connectivity, middleware, and software that depend, in part, on specific industry, geography, and price requirements. Leveraging our expertise in the global industrial IoT sector and through our diverse portfolio of devices, network services, SaaS applications and data analytics, we provide solutions that enable customers to minimize development time, reduce costs and increase operational efficiency, whether by saving on fuel, improving asset turn times, lowering maintenance costs or optimizing asset utilization. We believe our flexibility in responding to unique customer requirements, as well as our ability to provide all these products and services ourselves as a single source, through our incremental resources, increased capabilities and improved scalability, enhances our competitive positioning and the size of our addressable market.

In addition, our new data analytics service is expected to further differentiate us as a leading industrial IoT solutions provider and provide access to a number of impactful business intelligence opportunities within our core markets. Our analytics service is focused on the transportation and logistics, supply chain and heavy equipment markets, where we have deep industry expertise and domain knowledge. While our telematics solutions provide real-time operational and transaction data for customers in these industries as well as a good proxy for their assets’ behavior, our new cloud-based analytics service provides more in-depth descriptive, predictive and prescriptive results to optimize customers’ operations.

Our key competitive advantages include a broad range of industrial IoT network connectivity solutions, including cellular network connectivity through our partnerships with Tier One cellular carriers, and global, two-way satellite data communication connectivity through our own network of LEO satellites and accompanying ground infrastructure, as well as through a strategic partnership with Inmarsat.

Through our satellite network, we provide worldwide coverage, including in the open ocean, allowing end-users to access our communications system in areas outside the coverage of terrestrial networks. Our unique, proven technology offers full two-way data communication with minimal line-of-sight limitations and reliable performance. By leveraging our OG2 satellite network, we have reduced the time interval in delivering messages and data, or network latency, in most regions of the world. The OG2 capabilities allow for increased data rate and message sizes, as well as enhance our AIS capabilities. Using our satellite-based AIS system, which is equipped on each of our OG2 satellites, our customers have access to AIS data well beyond coastal regions in a cost-effective and timely fashion. We provide global AIS data service through a combination of satellite and terrestrial data, enabling government and commercial customers to track more than 200,000 AIS-equipped vessels worldwide per day, facilitating maritime surveillance and intelligence. We intend to continue working with system integrators and maritime information service providers to develop AIS-based value-added services and to facilitate the sales and distribution of AIS data.

Our strategic relationships with key distributors and OEMs have enabled us to streamline our sales and distribution channels and, in some cases, shift much of the risk and cost of developing and marketing end-user applications to the OEMs and MCPs. We have established strategic relationships with major OEMs, such as Carrier Transicold, Caterpillar Inc., Hitachi Construction Machinery Co., Ltd., Komatsu Ltd., Volvo Construction Equipment, Oshkosh Corporation / JLG Industries, Inc. and Doosan Infracore America, as well as key VARs and IVARs, such as Precise Innovations and American Innovations in North America, along with Onixsat, Satlink S.L. and Sascar in key international markets.

Our Strategy

Our long-term growth strategy capitalizes on expanding our capabilities and distribution through a build, buy or partner approach based on time to market and return on investment. Our growth is a result of our ability to leverage our extensive worldclass in-house engineering capabilities to design new products as well as reduce costs and improve the functionality of our products through product redesign initiatives. In addition, we continue to identify strategic acquisitions that expand existing business lines, increase our resources and scalability and build collaborative partnerships with fellow industry leaders. Our billable subscriber communicator base of over 2.4 million generates a highly profitable recurring stream of revenue derived from selling telecommunication and asset tracking services to our customer base. This revenue stream contributes significantly to our overall profitability.

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

3.

Software-as-a-Service (“Saas”) Applications.     Data collected from a remote asset is used in a variety of ways with SaaS applications that allow the end-user to track, monitor, control, communicate with and predict the behavior of these assets with a greater degree of control and with much less time and expense than would be required to do so manually.

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

Market Opportunity

We believe the following market opportunities, as well as the increasing mainstream deployment of industrial IoT solutions, will continue to position us as a leader and innovator in the global industrial IoT market:

Commercial transportation and distribution

For-hire transportation companies, including truckload carriers, shipping lines, railroads and third-party logistics providers, and the in-house transportation operations of enterprises are increasingly requiring industrial IoT telematics solutions to manage their transportation assets more safely and efficiently and to improve performance and utilization.  These wireless devices report location, engine diagnostic data, fuel consumption, compliance, fuel taxes, driver electronic data logs, cargo condition, on/off utilization, empty/loaded condition, demurrage and detention, facility entry/exit, as well as a wide variety of other functions, in order to provide better control over business operations.

A growing number of truck and trailer fleet owners, operators and OEMs are integrating industrial IoT data communications systems into their transportation operations.  In order to improve driver safety and effectively track hours of service, the Federal Motor Carrier Safety Administration (FMCSA) instituted regulatory requirements for Electronic Logging Devices (ELDs), also known as the “ELD Mandate,” in 2018. Through the Blue Tree Acquisition, we are now able to offer what we believe is the most advanced and user-friendly ELD solution on the market for medium to large-sized fleets, which not only enables regulatory compliance but also enables far greater operational efficiency. The trailer market also requires additional wireless applications, such as cargo sensor reporting, load monitoring, fuel measurement, control of refrigeration systems and door alarms, which we offer as part of our complete transportation solution portfolio. Future regulations may require position tracking of specific types of cargo, such as hazardous materials, and could also increase trailer tracking market opportunities. The coordination and integration of the broad collection of transportation assets, including trucks, trailers, containers, chassis and gensets, through an integrated service can provide significant benefits, synergies and savings to customers through operating efficiencies and increased logistical performance.  The unified delivery of all these transport asset solutions provides a significant advantage for us, which now offers what we believe is the transportation industry’s most comprehensive, integrated platform for nearly all transportation assets with the addition of the Inthinc Acquisition and Blue Tree Acquisition.

Refrigerated or cold chain transportation shippers and transportation companies have a growing need to track and monitor environmental and control conditions and fill the visibility gap of cargo over rail, trucking and sea transport, representing an important market opportunity. Our industry-leading cold chain monitoring solutions, including trailers, railcars, gensets and sea containers, address this significant market. In addition, the Food and Drug Administration’s Food Safety Modernization Act (“FSMA”) continues to impact the growth of our market opportunity in this sector as we continue to work with our customers to ensure they are informed, compliant and FSMA ready. The FSMA ensures the safety of food across the supply chain through the introduction of new requirements for food manufacturers, processors, transporters and distributors. The FSMA requires every large food distribution company to implement wireless monitoring solutions at every step, from farm to table, which we expect will continue to increase the demand for our cold chain monitoring systems.

Fleet management

Enterprises that utilize large and geographically dispersed fleets of vehicles are demanding improved fleet visibility, operational efficiency, regulatory compliance, and improved asset management. The demand for fleet management solutions has increased due to driver hours of service regulations imposed in the United States by the Electronic Logging Data (ELD) Mandate, innovations in workforce productivity, more efficient driver performance via electronic monitoring, and new safety applications. Wireless applications provide enterprise fleet operators with a wide variety of fleet management services, including driver hours of service compliance, asset tracking, instantaneous driver coaching and performance feedback, vehicle efficiency monitoring, fuel management, and asset utilization. Through the Blue Tree Acquisition, we offer a driver-friendly, ELD-compliant in-cab solution to private and for-hire truck fleets. Fleet asset management is one of the largest and most dynamic markets for industrial IoT applications and offers a rapid growth opportunity for specialized solutions for in-cab telematics in the freight transportation industry.

Fleet safety and compliance

Commercial vehicle accidents caused by driver behavior is the most frequent and costly source of safety liability in many industrial companies.  Lapses in driver behavior contribute to the majority of industrial safety-related injuries and deaths, which cost billions of dollars annually. Improving fleet safety involves more than simple driver monitoring and reactive policy measures—it requires a proactive solution that provides verbal coaching to drivers in real-time to develop safer driving habits. Through the Inthinc Acquisition, we provide this technology, including the unique “Speed-by-StreetTM” feature, that is squarely focused on improving driver safety.  The solution is the only real-time fleet safety solution that detects unsafe driver behavior, such as speeding, aggressive driving, and seat belt violations, and conducts in-cab verbal coaching, lowering the incidences of accidents and fineable offenses. Customers, particularly those in industrial environments such as oil and gas, utilities, services industries, and emergency services, increasingly benefit from safer fleet operations and better management of their drivers, expanding our reach into many new market segments.

Manufacturing, warehousing and supply chain management

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

Marine

Marine vessels need satellite-based communications due to the absence of reliable terrestrial-based coverage more than a few miles offshore. We offer IoT solutions ranging from maritime sensors on buoys to features and functions to support luxury recreational marine vessels and commercial fishing vessels. These applications include onboard diagnostics and other marine telematics, alarms, requests for assistance, security, location reporting and tracking, two-way messaging, catch data and weather reports. Owners and operators of commercial fishing and other marine vessels are increasingly subject to regulations governing, among other things, commercial fishing seasons and geographic limitations, vessel tracking, safety systems, and resource management and protection.

We expect to leverage our investment in satellite technology to resell our machine-to-machine (“M2M”) data services and the AIS data collected by our network to maritime services and governmental agencies. Further expansion of our maritime business has been driven by our distribution agreements with resellers to resell the M2M and AIS data for commercial purposes.

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

Customers

We market and sell our products and services directly to OEM and government customers and end-users, and indirectly through MCPs and MCAs, as discussed below.

Revenues in Foreign Geographic Areas

Revenues in 2018, 2017 and 2016 in foreign geographic areas, mostly South America, Europe and Japan, represented approximately 37%, 22% and 38% of our consolidated revenues, respectively. No other foreign geographic area accounted for more than 10% of our consolidated revenues. See also “Note 12 – Segment Information” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report on Form 10-K.

Sales, Marketing and Distribution

We generally market our services and products through the following channels:

Market Channel Partners (MCPs). We are currently working with a number of MCPs and seek to add MCPs as we expand our business. The role of the MCP is to develop tailored applications that utilize our system and then market them, through non-exclusive licenses, to specific, targeted vertical markets and geographies. MCPs are responsible for establishing retail pricing, collecting revenues from end-users and for providing customer service and support. Our MCPs have made significant investments in developing ORBCOMM-based applications. MCPs pay fees for access to our system based on either a fixed monthly recurring charge or on the amount of data transmitted.

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

Market Channel Affiliates (MCAs). We generally market and distribute our services outside the United States primarily through our subsidiary companies, several of which are overseas joint ventures, that are assigned specific international territories. We rely on these MCAs to establish business in their respective territories, including obtaining and maintaining necessary regulatory and other approvals, as well as managing local resellers. We believe our MCAs, through their local expertise, are able to operate in these territories in a more efficient and cost-effective manner. We currently have MCAs covering over 135 countries and territories. As we seek to expand internationally, we expect to add additional MCAs, covering Asia and Africa.

Direct to End-Users. We also market directly to end-users, providing services and products tailored to particular vertical markets, establishing retail pricing, collecting revenues and providing customer service and support.

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

Geostationary satellite service providers

Geostationary satellite system operators can offer services that compete with ours. Certain pan-regional or global systems (operating in the L or S bands), such as Inmarsat, are designed and licensed for mobile high-speed data and voice services. However, the equipment cost and service fees for narrowband, or small packet, data communications is more expensive than ours. We believe that the equipment cost and service fees for narrowband data communications using these systems are also significantly higher than ours, and that these geostationary providers cannot offer global service with competitive communications devices and costs. In addition, they have other limitations, such as requiring a clear line of sight between the communicator equipment and the satellite, being affected by adverse weather or atmospheric conditions, and being vulnerable to catastrophic single-point failures of their satellites with limited backup options. In addition, we resell satellite airtime service provided by Inmarsat to meet specific customer needs.

Telematics and IoT solution providers

The growth in the industrial IoT industry has led to other competitors that compete with our products and services, including enterprise and commercial fleets, for-hire carriers, tank monitoring applications and petroleum logistics solutions. Our principal telematics competitor in trailer tracking applications is SkyBitz, Inc. However, our combination of global network services along with our state-of-the-art devices, device management, breadth of related services and robust web-based SaaS applications, including advanced analytics, for multiple market segments and asset classes and for fleets of any size, provides what we believe is the global industrial IoT market’s most comprehensive service offering and positions us as a leader and innovator in this marketplace.

Product Development

We develop products and service enhancements that we sell directly to our end-user customers, as well as design new products and services that enhance features and capabilities, while at the same time reducing costs of our products and services.

ORBCOMM Communications System

Overview

Our industrial IoT data communications services are provided by offering a unique combination of both satellite and terrestrial networks including our proprietary LEO satellite constellation, consisting of our ORBCOMM Generation 1 (“OG1”) and OG2 satellites, which are equipped with additional AIS capabilities, operating in the VHF band. In addition, we offer data communication services provided by third-party satellite constellations, such as our partnership with Inmarsat, through which we provide L-band GEO satellite service via both IDP, a satellite packet data service offering the highest payload and lowest latency in the market and a 3G-based service, and the Globalstar satellite network. In addition, we provide data communication services utilizing Tier One wireless carriers through partnerships with AT&T, Verizon, T-Mobile, Telefonica, Orange, Rogers and Vodafone, whose Access Point Name (“APN”) networks are tightly integrated into our own production network to provide a common interface for a mix of carrier and service options for our customers.

We utilize our ORBCOMMConnect Platform to seamlessly translate and integrate the communications from our diverse network service partners into a uniform and easily manageable set of commands and responses and information transport. This creates a common user platform for provisioning, billing and multi-mode access for industrial IoT applications and enables access to network and terminal management tools for rapid wholesale integration with our network. We sell or lease to our customers a subscriber component, which consists of satellite subscriber communicators and cellular terrestrial units, or wireless modems incorporating SIMs, used by end-users to transmit and receive messages to and from their assets and our system. In addition, our web applications provide specialized data feeds that are established through our application gateway interface to third-party dispatch systems and proprietary customer software applications to provide customers data and analytics from telematics products and specialized sensors.

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

System Status

OG1 satellites

With the launch of the OG2 satellites, we are gradually phasing out the OG1 satellites. We will maintain operational control for the remaining lives of the OG1 satellites. In December 2018, we received a report from the Combined Space Operations Command (CSPOC) that one of our OG1 satellites was damaged.  With the phase-out of the OG1 satellites, this does not have an impact on network performance.

OG2 satellites

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

On December 21, 2015, we launched the remaining 11 next-generation OG2 satellites, all of which were placed into proper orbit. On March 1, 2016, following an in-orbit testing period, we initiated commercial service for the 11 OG2 satellites.

Between April 2017 and July 2017, there was a loss of communication with three OG2 satellites, two of which were launched in December 2015 and one of which was launched in July 2014. We established a comprehensive investigative team that included outside independent consultants, internal engineers and OG2 contractors to determine the root cause of the anomalies affecting these three OG2 satellites and associated corrective measures. The investigative team identified two potential primary causes for the loss of communication and developed operational procedures and software enhancements to mitigate the risk of a similar anomaly occurring on other OG2 satellites.  The investigative team did not identify a systemic design flaw in the OG2 satellites. We recorded a non-cash impairment charge of $31.2 million to write off the net book value of these satellites. In October 2018, we experienced a communication issue with one OG2 satellite. We remain in operational control of this satellite and are developing new software in an attempt to restore AIS and/or messaging services. The satellite network capacity remains multiple times more capable than current demand, while there has been a small effect on message delivery times.

The operational OG2 satellites are providing both M2M messaging and AIS service for our global customers. The satellites have been divided into four separate planes and were placed into differing altitudes to allow each plane to drift to the proper orbit. All of the drifting operations are complete and the OG2 satellites are equally spaced in four planes providing customers the optimum coverage.

ORBCOMM gateways

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

ORBCOMM network capacity

With the addition of our OG2 satellites, the network capacity has been greatly increased. In the backwards compatible OG1 mode, each OG2 satellite has more than six times the capacity of the OG1 satellites because each OG2 satellite has six downlink transmitters where the OG1 satellites have only one. Currently, the OG2 satellites are meeting our capacity needs with just one or two downlink channels per satellite. Our ground segment was originally designed with scalability in mind. As technologies in storage and networking solutions evolve, we are continuously upgrading, through internal resources, the key components that are impacted most by an increasing subscriber base.

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

Terrestrial Services

We have active partnerships with many of the major terrestrial carriers, both domestic and abroad including AT&T, Verizon, T-Mobile, Telefonica, Orange, Rogers and Vodafone. We have tightly integrated each carrier’s APN into our production network to provide a common interface for a mix of carrier and service options for our customers. The integration planning of each carrier network is at the core of our goal to provide a consistent and reliable uniform messaging environment over a variety of networks. We maintain redundant connections to carriers through an East Coast primary data center and West Coast backup data center. Our Network Control Center (“NCC”), staffed 24 hours a day, monitors all aspects of the network to ensure prompt response to network anomalies when they occur. Aside from a traditional Network Management System (NMS) utilizing Simple Network Management Protocol (SNMP) for infrastructure monitoring, device and carrier specific tests simulate customer traffic and provide performance metrics for support staff and engineers. A three-tier support structure is employed to ensure that staff with domain specific knowledge are quickly assigned to anomalies and implement resolutions.

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

FCC license renewals

The current fifteen-year term of our Space Segment License expires in April 2025, and the renewal application must be filed between 30 and 90 days prior to the end of the twelfth year of the current license term (i.e., between 30 and 90 days prior to April 2022). The current FCC licenses for the United States gateway earth stations and VHF subscriber communicators expire on May 17, 2020 and June 12, 2020, respectively, and our two L-Band subscriber communicator licenses expire on January 22, 2019 and April 19, 2026, respectively. We timely filed a renewal application for the license expiring January 22, 2019, which currently remains pending and stays the expiration. Renewal applications for these four licenses must be filed between 30 and 90 days prior to expiration. Although the FCC has been positively disposed thus far towards granting our applications for license renewals, there can be no assurance that the FCC will in fact renew our FCC licenses in the future.

We believe that our business as currently conducted is in full compliance with all applicable FCC rules, policies, and license conditions. We also believe that we will continue to be able to comply with all applicable FCC requirements, although we cannot provide assurance that it will be the case.

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

United States regulatory controls

We are subject to U.S. import and export control laws and regulations, specifically the Arms Export Control Act, the International Traffic in Arms Regulations, and the Export Administration Regulations.  We are also subject to other regulatory regimes, including trade and economic sanctions laws and regulations administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control and the Foreign Corrupt Practices Act, and we believe we are in full compliance with all such laws and regulations. We also believe that we have obtained all the specific authorizations currently needed to operate our business and believe that the terms of the relevant licenses are sufficient given the scope and duration of the activities to which they pertain.

Regulation of our Business in Other Countries

Our business and our business objectives are inherently worldwide, and our product and service offerings are subject to national telecommunication regulation and other applicable laws and regulations of every country in which we, our MCAs, and our MCPs conduct business. These other applicable laws and regulations include various European Union compliance obligations, the UK Bribery Act, the General Data Protection Regulation, and other national privacy and information security compliance regimes in countries including Canada, Australia, Argentina, China and Brazil.  These rules and policies, all of which are subject to change, which may occur from time to time without prior notice, specify technical parameters for the operation of network facilities and subscriber communicators, determine the permissible uses of network facilities and subscriber communicators, and otherwise establish the terms and conditions pursuant to which our products and services can be offered and utilized in any given country. As a result, we, our MCAs, our MCPs, and in some cases, our respective customers must comply with various overseas legal and regulatory regimes, and obtain and maintain requisite local regulatory and other governmental approvals in each country where our product and services are offered and utilized. The process for obtaining the applicable regulatory authorization varies from country to country, and in some instances may require technical studies or actual experimental field tests under the direction and/or supervision of the local regulatory authority. Certain countries continue to require that some or all telecommunications services be provided by a government-owned or controlled entity. Therefore, under such circumstances, we may be required to offer our products or services through a government-owned or controlled entity. Failure to obtain or maintain any requisite authorizations in any given country could mean that some or all of our products and services may not be provided or utilized in that country.

We believe, but cannot provide assurance that we, our MCAs, our MCPs, and our customers are in compliance with all applicable laws and policies and have obtained all necessary regulatory or other governmental approvals required to conduct our respective current business activities in each of the countries where we currently operate. However, it may not be possible for us, our MCAs, our MCPs, and our customers to maintain compliance with all applicable laws and policies, or obtain, modify, or maintain requisite regulatory or other governmental approvals in the future. Moreover, future changes in applicable regulatory or governmental approval requirements may result in disruptions of the ability to provide or utilize some or all of the products and services we offer in one or more countries, or alternatively, result in added operational costs, which could materially harm our business.

Non-U.S. gateway earth stations for our satellite constellation

To date, in addition to those in the United States, gateway earth stations for our VHF satellite constellation have been authorized and deployed in Argentina, Australia, Brazil, Curaçao, Italy, Japan, Kazakhstan, Malaysia, Morocco, South Africa and South Korea. Gateway earth stations are generally licensed on an individual facility basis. This process normally entails radio frequency coordination within the country of operation for the specific frequencies to be used in the designated geographic location of the subject gateway earth station. This domestic frequency coordination is in addition to any international coordination that may be required, as determined by the proximity of the gateway earth station location to foreign borders (see “— International Regulation of our VHF LEO Satellite System” below). Based on the best available information, we believe that each of the gateway earth station authorizations is sufficient for the provision of our VHF satellite constellation services in the areas served by the relevant facilities. We will need additional gateway earth station authorizations in other countries as we install additional ORBCOMM gateway earth stations around the world.

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

The FCC has notified the ITU that our VHF LEO Satellite System was initially placed in service in April 1995 and that it has operated without any substantiated complaints of interference since that time. The FCC has also informed the ITU that our system has successfully completed the international coordination process and our system has been formally registered in the MIFR. We continue to support, as necessary, FCC efforts to complete any additional required international coordination relating to our system and our new satellites. If design modifications we may make to our future satellites entail substantial changes to the frequency utilization by the subject system component(s), additional international coordination may be required or reasonably deemed advisable. However, we believe that ITU coordination can be successfully completed in all circumstances where such coordination is required, although we cannot assure you that we will successfully complete such ITU coordination. Failure to complete requisite ITU coordination could have a material adverse effect on our business. Regardless, to date, and to our best knowledge, the system has not caused harmful interference to any other radio system, or suffered harmful interference from any other radio system.

Intellectual Property

We use and hold intellectual property rights for a number of trademarks, service marks and logos for our system. We have two main marks — “ORBCOMM” — which is registered or is pending registration in approximately 125 countries and the ORBCOMM logo, which is represented by the ORBCOMM name in black type with a distinctive red graphic within the second “O.”

The telematics solutions services carried on by our affiliates use trademarks including “REEFERTRAK” and “CARGOWATCH,” that are registered in the U.S. and numerous countries around the world and others, such as “GLOBALTRAK” that are seeking registration only in the U.S., and others, such as “STARTRAK,” “MOBILENET” and “FLEETEDGE,” that are subject to common law protection. In addition, as part of the Blue Tree Acquisition, we acquired the “R:COM” trademark registered in the U.S. and European Community, as well as “BLUE TREE SYSTEMS & DEVICE,” which is also registered in the European Community.

Our telematics solutions services are protected by approximately 100 patents maintained across the United States, Europe, Australia, China, Mexico and Canada.  We also have a significant number of pending patent applications relating to our devices and solutions services. Further, we expect to file additional patent applications in the appropriate countries to protect our technology investments and innovations.

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

Employees

As of December 31, 2018, we had 785 full-time employees. Our employees are not covered by any collective bargaining agreements and we have not experienced a work stoppage since our inception.

Corporate Information

ORBCOMM Inc. was incorporated in Delaware in 2003. Our principal executive offices are located at 395 W. Passaic Street, Rochelle Park, New Jersey 07662, and our telephone number is (703) 433-6300. Our website is www.orbcomm.com and information contained on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. We file annual, quarterly and current reports, proxy statements and other information with the SEC.  The SEC maintains an Internet website that contains reports, proxy statements and other information regarding issuers like us that file electronically with the SEC, which can be found at http://www.sec.gov. Our annual, quarterly, and current reports, and amendments to those reports can be obtained free of charge through the Investor Relations section of our website as soon as reasonably practicable after we electronically file such documents with, or furnish them to, the SEC or from the SEC through its website.

Executive Officers of the Registrant

Certain information regarding our executive officers is provided below:

Name	Age	Position(s)
Marc J. Eisenberg	52	Chief Executive Officer and President
Michael W. Ford	56	Executive Vice President and Chief Financial Officer
Christian G. Le Brun	51	Executive Vice President and General Counsel
Craig Malone	56	Executive Vice President, Product Development
John J. Stolte, Jr.	59	Executive Vice President, Technology and Operations

Marc J. Eisenberg is our Chief Executive Officer and President, a position he has held since March 31, 2008, and a member of our board of directors since March 7, 2008. From June 2006 to March 30, 2008, he was our Chief Operating Officer and from March 2002 to June 2006, he was our Executive Vice President, Sales and Marketing. He was a member of the board of directors of ORBCOMM Holdings LLC from May 2002 until February 2004. Prior to joining ORBCOMM, from 1999 to 2001, Mr. Eisenberg was a Senior Vice President of Cablevision Electronics Investments, where among his duties he was responsible for selling Cablevision services such as video and internet subscriptions through its retail channel. From 1984 to 1999, he held various positions, most recently as the Senior Vice President of Sales and Operations with the consumer electronics company The Wiz, where he oversaw sales and operations and was responsible for over 2,000 employees and $1 billion a year in sales. Mr. Eisenberg is the son of Jerome B. Eisenberg, our Chairman of the Board.

Michael W. Ford is our Executive Vice President and Chief Financial Officer, a position he has held since September 4, 2018. Prior to joining ORBCOMM, Mr. Ford served as Executive Vice President of Commercial Lending for Emigrant Savings Bank, the largest privately-owned bank in the United States, from 2015 to 2017. Prior to that, he spent 13 years with Tyco International, a leading provider of security products and services, where he held several executive management positions at its various subsidiaries, including Vice President of Operations for Tyco Fire Products; Global Chief Financial Officer for ADT Security; President of Tyco Integrated Services for Europe, Middle East and Africa; Chief Financial Officer for Tyco SimplexGrinnell, as well as Chief Financial Officer for Tyco Integrated Fire and Security based in Sydney, Australia.

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

John J. Stolte, Jr. is our Executive Vice President, Technology and Operations, a position he has held since April 2001. From January to April 2001, he held a similar position with ORBCOMM Global L.P. Mr. Stolte has over 25 years of technology management experience in the aerospace and telecommunications industries. Prior to joining ORBCOMM Global L.P., Mr. Stolte held a number of positions at Orbital Sciences Corporation from September 1990 to January 2001, most recently as Program Director, where he was responsible for design, manufacturing and launch of the ORBCOMM satellite constellation. From 1982 to 1990, Mr. Stolte worked for McDonnell Douglas in a number of positions, including at the Naval Research Laboratory where he led the successful integration, test and launch of a multi-billion dollar defense satellite.

Item 1A.	Risk Factors

Set forth below and elsewhere in this Annual Report on Form 10-K are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Annual Report on Form 10-K. Any of these risks could also materially and adversely affect our business, financial condition, results of operations or the price of our common stock. Because of the following factors, as well as other variables affecting our operating results, past financial performance should not be considered as a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods.

Risks Relating to Our Business

Our business plan depends on both increased demand for our products and services and our ability to successfully secure business from large enterprise customers.

Our business plan is predicated on continued growth in demand for our products and services, which is often dependent on the continued growth of business from our existing customers through their purchasing of additional products and services, the renewal of existing agreements and selling our products and services to new large enterprise customers. Demand for such data products and services may not grow, or may even contract, either generally or in particular geographic markets, for particular types of services or during particular time periods. A lack of demand for our products and services could harm our ability to develop our business and increase our revenue and could exert downward pressure on prices. A decline in prices would decrease our revenues and negatively affect our ability to generate cash for investments and other working capital needs. Our business plan assumes that potential customers and end-users will accept certain limitations that can be inherent in our product and service offerings. For example, our VHF satellite system is optimized for small packet, or narrowband, data transmissions, is subject to certain delays in the relay of messages, referred to as latencies, and may be subject to certain line-of-sight limitations between our satellites and the end-user’s subscriber communicator.

Specifically, our ability to successfully implement our business plan depends on a number of factors, including:

•	our ability to successfully secure new large enterprise customers and accurately predict their development and deployment schedule;
•

our ability to continue to successfully and timely introduce innovative new products and services that satisfy market demand, including new services provided via our satellite constellation, our other satellite network platforms, our terrestrial communication network platforms, our dual-mode or multi-mode network platform products and services, and our emerging data analytics business;

•	our ability to sell our products and services in additional countries and vertical markets;
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

•	failure to renew or maintain our business with existing customers at existing levels or to attract new customers;
•	the inability to obtain or maintain the necessary regulatory or other required governmental approvals in particular countries or territories; and
•	our ability to maintain competitive prices for our products and services and control costs.

We substantially rely on our subsidiary companies and various third parties to market and sell our products and services, and to develop and sell additional offerings utilizing our products and services. If these parties are unsuccessful in these endeavors, our business will be harmed.

To successfully develop, market, and sell our products and services, we substantially rely on our subsidiary companies, several of which are overseas joint ventures, to address particular product or services, vertical segments, or distinct market territories (we refer collectively here to our subsidiary companies as MCAs). We also substantially rely on our various third-parties, including product and service developers and providers, distributors, resellers, solution providers, and others (we refer collectively here to all such third parties as MCPs). The willingness and ability of our existing and potential new MCPs to engage or continue to engage in our business depends on a number of factors, including whether they perceive our services to be compatible with their business objectives, whether the prices they can charge end-users will provide an adequate return, and the burden imposed by market challenges or regulatory constraints, if any. We believe that successful marketing of our products and services will depend on our ability to continue to develop and launch competitively priced solutions that support the specific needs of the targeted end-users. The design, development and implementation of successful solutions require the commitment of substantial financial and technological resources by us and our MCPs. Certain of our MCPs are, and many potential new MCPs will be, newly formed or small ventures with limited financial resources, and such entities might not be successful in their efforts to effectively market our products and services, or to design new offerings that utilize our products and services. The inability of our MCAs and MCPs to successfully market and sell to end-users could have a material adverse effect on our business, financial condition and results of operations. We also believe that our success depends upon the competitive pricing of product and service offerings by us, our MCAs and our MCPs. However, we have little or no control over our MCPs with respect to customer pricing decisions.

The substantial reliance we must place on our MCAs and MCPs is inherent to our business structure and is driven by the competitive landscape in which we operate. Thus, our revenues, profitability, liquidity and reputation could be adversely affected if both our MCAs and our MCPs are not sufficiently successful.

We have incurred net losses since our inception, other than in 2012 and 2013, and may incur additional net losses in the future. As a result, we have an accumulated deficit of $192.5 million as of December 31, 2018. We must increase our revenues at a faster rate than increases in our expenses to become profitable.

We have had annual net losses since our inception, other than in fiscal years 2012 and 2013, and as of December 31, 2018, we have an accumulated deficit of $192.5 million. Our future results will continue to reflect significant operating expenses, including expenses associated with expanding our sales and marketing efforts, maintaining the infrastructure to operate as a public company, and the ongoing depreciation, operation and maintenance of our fleet of VHF and AIS satellites and associated ground network facilities, as well as the additional facilities we own and operate in connection with our other satellite and terrestrial network platform service offerings. The continued development of our business will also require additional capital expenditures for, among other things, the costs relating to the installation and maintenance of additional gateway earth stations and associated satellite network ground facilities around the world relating to our VHF and AIS satellite system, as well as expenditures for the ongoing maintenance, repair, upgrade, or expansion of other network facilities that we own and operate. In addition, our acquisitions have resulted in increases in intangible assets, which are subject to amortization and potential impairment. Accordingly, as we make these capital and acquisition investments, our future results will include greater depreciation and amortization expense which reflect the full cost of acquiring these new assets and we may incur additional operating losses and net losses in the future.

In order to become profitable, we must continue to increase revenue at a faster rate than increases in expenses. Revenue will depend on our success, the success of our MCAs and MCPs and acceptance of our products and services by end-users in current markets, as well as in new geographic and industry markets. We may not be able to sustain such profitability, if achieved.

We face substantial competition from existing and potential competitors in the telecommunications, AIS data and industrial IoT industries, including numerous terrestrial and satellite-based network systems with greater resources, which could reduce our market share and revenues.

Competition in the telecommunications, AIS data and industrial IoT industries is intense, fueled by rapid, continuous technological advances and alliances between industry participants seeking to capture significant market share. We face competition from numerous existing and potential alternative products and services provided by various companies, including sophisticated two-way satellite-based data and voice communication services and digital cellular services, such as GSM, 3G, 4G, LTE, 5G, two-way terrestrial services such as Low-Power Wide-Area Network (“LPWAN”), and a diverse group of industrial IoT providers aggressively pricing their products and services to gain market share. The rigorously competitive environment in which we operate can have a substantial negative influence on pricing flexibility, gross profit margins and market share, both for our products and services and the offerings of our MCPs. For example, we face ongoing market pressures from several global satellite communication services operators that offer mobile satellite data products and services that directly compete with our products and services. New and advanced technology which can perform essentially the same functions as our messaging and products and services, direct broadcast satellites, new deployed satellites of competing low-earth orbit satellite systems and other forms of wireless transmission, are in various stages of development by others in the industry.

The industrial IoT and telematics industry includes numerous companies developing technologies to compete with our products and services. These technologies are being developed, marketed and supported by entities that may have significantly greater financial, technical, marketing and distribution resources than we do. These technologies could adversely impact the demand for our products and services. Research and development by others may lead to technologies that render some or all of our services non-competitive or obsolete in the future. In addition, a continuing trend toward consolidation and strategic alliances in the telecommunications industry, as well as the possibility that new LEO “mega” constellations may be deployed at some future date by companies such as OneWeb and Space Exploration Technologies Corp. (“SpaceX”), could give rise to significant new competitors.  With respect to AIS-enabled satellites, Spire Global, Inc. has deployed AIS-enabled satellites and exactEarth has access to AIS-enabled Iridium satellites, which we expect to give rise to significant new competition. Furthermore, some foreign competitors may benefit from government subsidies, or other protective measures, afforded by their home countries. Some of these competitors may provide more efficient or less expensive products or services than we are able to provide by utilizing more aggressive pricing policies and offering customers more attractive terms than we can, which could reduce our market share and adversely affect our revenues and business.

The market for industrial IoT solutions in which we participate is highly fragmented and competitive, with relatively low barriers to entry. If we do not compete effectively, our operating results may be harmed.

The market for industrial IoT solutions is highly fragmented, consisting of a significant number of vendors, competitive and rapidly changing, with relatively low barriers to entry. Competition in our market is based primarily on the level of difficulty in installing, using and maintaining solutions, total cost of ownership, product performance, functionality, interoperability, brand and reputation, distribution channels, industries and the financial resources of the vendor. We expect competition to intensify in the future with the introduction of new technologies and market entrants and with the possible consolidation of competitors. Mobile service and software providers, such as Garmin, provide limited services at lower prices or no charge, such as basic GPS-based mapping, tracking and turn-by-turn directions that could be expanded or further developed to more directly compete with our solutions. Vehicle OEMs could provide factory-installed devices and may in turn compete directly against us or indirectly against us by partnering with one or more of our competitors, and we cannot provide any assurance that we would be able to participate in this new ecosystem. Our competitors may reduce their pricing in order to more effectively compete with us. This could result in a decrease in our subscription volumes or cause our churn to increase. Increased competition could result in reduced operating margins, increased sales and marketing expenses and the loss of market share, any of which would likely cause serious harm to our operating results.

Our success depends, in part, on our ability to effect suitable investments, alliances and acquisitions and our ability to successfully integrate the businesses we acquire.

Since mid-2011, we have expanded our business both organically and through several key acquisitions. On an ongoing basis, we review investment, alliance and acquisition prospects that would complement our existing product offerings, augment our market coverage or enhance our technological capabilities. However, we cannot assure that we will be able to identify and consummate suitable investment, alliance or acquisition transactions in the future.  Our prospects and ability to strategically pursue possible new acquisitions or joint ventures are subject to our ability to:

•	evaluate the goodwill and acquisition-related intangible assets for impairment;
•	when such assets are found to be impaired, they will be written down to estimated fair value, with a charge against earnings;
•	successfully engage with our existing MCAs and MCPs, and develop new MCAs and MCPs; and
•

use all of our capabilities to expand our business across existing and new verticals and key markets throughout the world by driving existing and new customers to our array of products and services offerings.

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

We must continue to successfully develop and deploy innovative, reliable, and cost-effective products and services that keep pace with rapidly changing markets and customer requirements. These efforts, which often entail complex or accelerated development cycles, can result in offerings that have undetected errors or defects, especially when first introduced or when subsequent versions are introduced.  Any such errors or defects could result in the disruption or failure of our products or services, or even personal injury or property damage. Any such occurrence could damage our reputation as well as the reputation of respective MCAs or MCPs, and result in lost customers, lost revenue, diverted development resources, increased service, recall and warranty costs, and even liability claims. In addition, it is possible that our products could become the subject of a product recall as a result of a product defect. We do not maintain recall insurance, so any recall could have a material adverse effect on our business, financial condition and results of operations. In addition to the direct expenses of liability claim awards, recalls and litigation, a claim, recall or litigation might cause us adverse publicity, which could harm our reputation and compromise our ability to sell our products in the future.

We provide minimum service level commitments to certain of our customers, including many of our AIS data customers, and our failure to meet them could cause us to issue credits for future subscriptions or pay penalties, which could harm our results of operations.

Certain of our customer agreements currently, and may in the future, provide minimum service level commitments regarding items such as uptime, functionality or performance, including many of our AIS data customers. The loss of one or more of our AIS-enabled OG2 satellites or third-party AIS satellites could cause our AIS service to fall below minimum service level commitments. If we are unable to meet the stated service level commitments for these customers or suffer extended periods of service unavailability, we are or may be contractually obligated to provide these customers with credits for future service, provide services at no cost, allow customers to terminate service, or pay other penalties which could adversely impact our revenue. We do not currently have any reserves on our balance sheet for these commitments.

Because we depend on a few significant customers for a substantial portion of our revenues, the loss or significant decline or slowdown in growth in business of any of these customers could seriously harm our business.

Our revenues depend on a small number of significant customers such as JB Hunt, Caterpillar, Komatsu Ltd., Carrier Transicold, and Satlink S.L., which collectively represented 20.1% and 31.9% of our revenues in 2018 and 2017, respectively, and are expected to represent a substantial portion of our revenues in the near future. As a result, the loss of any one of these customers, or decline or slowdown in the growth in business of these customers, which decline has and could continue to occur at any time, could have a material adverse effect on our business, financial condition and results of operations. In addition, because service revenue depends either partially or entirely on the usage levels of data transmission by our customers and end users, the decline or slowdown in the growth of usage patterns of these customers, which has and could continue to occur at any time and with or without a reduction in the number of our billable subscribers, could have a material adverse effect on our business, financial condition and results of operations.

We could be adversely affected if we are not successful in expanding and managing our business outside of the United States and there are numerous risks inherent to our international operations that are beyond our control.

Our business and our business objectives are inherently worldwide. As a result, we are subject to certain political and economic risks, such as changes in international and foreign jurisdictional law and regulation, varying applicable telecommunication industry and governmental standards, tariffs or taxes and other trade barriers, exchange controls, expropriation, and political and economic instability, including fluctuations in the value of foreign currencies. Certain of these risks may be greater in developing countries or regions, where economic, political or diplomatic conditions may be significantly more volatile than those commonly experienced in the United States and other industrialized countries.

Unless we are able to continue expanding our business, particularly in markets outside of the United States, our ability to grow our business could be adversely affected. Although we currently have MCAs registered to do business in more than forty-five (45) countries outside of the United States, we also must substantially rely on MCPs to establish and grow our business in many overseas markets. In some countries, due to market conditions, foreign ownership restrictions, or other business or legal constraints, we are compelled or even required to rely on MCPs to obtain and maintain necessary local regulatory and other approvals for some or all of the products and services sought to be offered. We and/or our MCAs or MCPs may not be successful in obtaining and maintaining the necessary regulatory and other approvals in some countries or territories.  Moreover, even if those approvals are obtained and maintained, efforts to develop markets and/or distribution networks within any given country may not be successful. Certain of our MCPs are, or are likely to be, newly formed or small ventures with limited or no operational history and limited financial resources, and any such entities may not be successful in their efforts to secure adequate financing and to continue operating. In addition, in certain countries and territories outside the United States, we must currently rely on MCPs to operate and maintain various components of our system, such as several of the gateway earth stations for our VHF satellite system. These entities may not be successful in operating and maintaining such components of our communications system and may not have the same financial incentives as we do to maintain those components in good repair.

Our business is affected by the regulatory laws and policies of the countries in which we operate. In addition, in certain countries regulatory frameworks may be rudimentary or in an early stage of development, which can make it difficult in such jurisdictions to secure the necessary approvals to operate in those locations. In certain jurisdictions, we rely on our MCPs to obtain and maintain necessary local regulatory and other governmental approvals. There can be no assurance that we, our MCAs, or our MCPs will be successful in obtaining or maintaining the necessary approvals for countries that may offer desirable new market opportunities and, if these efforts are not successful, we will be unable to do business in such countries. In addition, efforts to implement network facilities in certain foreign countries may be complicated, constrained, or even prohibited due to legal requirements we must comply with in the United States or other jurisdictions that may contravene with legal requirements in the new country markets to which we seek access. Furthermore, our ability to provide services in these countries is also constrained by national laws and policies regarding the installation and operation of in-country network facilities that manage and control the flow of communication traffic coming to and from the respective national territories.  Our inability to offer our products and services in one or more important new markets could have a negative impact on our business.  Even where the necessary regulatory and other governmental approvals can be obtained in these countries, the cost of developing, deploying, operating and maintaining required local network infrastructure, or other costs associated with ongoing regulatory compliance, may be prohibitive, which could impair our ability to expand our product and service offerings in such areas and undermine our value for potential customers in these markets.

While expanding our international operations would advance our growth, it would also increase numerous risks, including:

•	difficulties in penetrating new markets due to established and entrenched competitors;
•	difficulties in developing products and services that are tailored to the needs of local customers;
•	difficulties in developing products and services at competitive prices due to foreign exchange fluctuations;
•	lack of local acceptance, recognition, or knowledge of our products and services;
•	unavailability of or difficulties in establishing relationships with local customers and distributors;
•

significant investments, including the development, deployment and maintenance of dedicated network facilities in certain countries with laws that require such facilities to be installed and operated within their jurisdiction to connect the traffic coming to and from their territory;

•	unpredictable events resulting in economic or political instability in certain countries;
•	changes in laws and policies affecting trade and investment in certain jurisdictions;
•	exposure to varying or inconsistently enforced legal standards, including, but not limited to, intellectual property protection and foreign state ownership laws;
•	difficulties in obtaining required regulatory or other governmental approvals;
•	difficulties in enforcing legal rights, even those provided for under applicable law;
•	local domestic ownership requirements;
•	changing and conflicting local regulatory or legal requirements; and
•	excessive tax, import duty, tariffs, or other governmental fee requirements.

Fluctuations in foreign currency exchange rates could have a material adverse effect on our business, results of operations and financial condition.

Fluctuations in foreign currency exchange rates could have a material adverse effect on our business, results of operations and financial condition. Our consolidated financial results are reported in U.S. dollars, however a portion of our costs and expenses are incurred in foreign currencies. Fluctuations in the value of these foreign currencies against the U.S. dollar could result in substantial changes in reported earnings and operating results due to the foreign currency impact upon translation of these transactions into U.S. dollars.  Further, any appreciation of the U.S. dollar may also negatively affect our growth by increasing the cost of our products and services in foreign countries.  In the future, we may choose to employ various hedging strategies to partially mitigate these foreign exchange risks, including the use of forward exchange contracts.  These strategies may not be effective in protecting us against the effects of fluctuations from movements in foreign exchange rates. Our failure to mitigate these foreign currency exchange risks could materially adversely affect our business, results of operations and financial condition.

If we become subject to unanticipated domestic or foreign tax or fee liabilities, it could materially increase our costs.

We operate in various tax jurisdictions. We believe that we comply, in all material respects, with our obligations to file returns and pay taxes and fees in these jurisdictions. However, our position is subject to review and possible challenge by the authorities of these jurisdictions. If the applicable authorities were to successfully challenge our current tax or fee positions, or if there were changes in the manner in which we conduct our activities, or changes in the interpretation or application of existing laws, we could become subject to material unanticipated tax or fee liabilities. We may also become subject to additional tax, tariff, or fee liabilities as a result of changes in laws, which could in certain circumstances, have a retroactive effect.  Further, our current tax rates are subject to change by the various taxing authorities in the jurisdictions in which we operate. These changes can result in additional, unanticipated taxes and fees which could adversely affect our business.

Our operating results may be harmed if we are required to collect sales, use, services or other related taxes for our solutions in jurisdictions where we have not historically done so.

We do not believe that we are required to collect sales, use, services or other similar taxes from our customers in certain jurisdictions. However, one or more countries or states may seek to impose sales, use, services, or other tax collection obligations on us, including for past sales. A successful assertion by one or more jurisdictions that we should collect sales or other taxes on the sale of our solutions could result in substantial tax liabilities for past sales and decrease our ability to compete for future sales. Each country and each state has different rules and regulations governing sales and use taxes and these rules and regulations are subject to varying interpretations that may change over time. We review these rules and regulations periodically and, when we believe sales and use taxes apply in a particular jurisdiction, voluntarily engage tax authorities in order to determine how to comply with their rules and regulations. We cannot assure you that we will not be subject to sales and use taxes or related penalties for past sales in jurisdictions where we presently believe sales and use taxes are not due. We reserve estimated sales and use taxes on our financial statements but we cannot be certain that we have made sufficient reserves to cover taxes.

Providers of goods or services are typically held responsible by taxing authorities for the collection and payment of any applicable sales and similar taxes. If one or more taxing authorities determines that taxes should have, but have not, been paid with respect to our solutions, we may be liable for past taxes, in addition to being required to collect sales or similar taxes for our solutions going forward. Liability for past taxes may also include very substantial interest and penalty charges. Our client contracts provide that our clients must pay all applicable sales and similar taxes. Nevertheless, clients may be reluctant to pay back taxes and may refuse responsibility for interest or penalties associated with those taxes or we may determine that it would not be feasible to seek reimbursement. If we are required to collect and pay back taxes and the associated interest and penalties and if our clients do not reimburse us for all or a portion of these amounts, we could incur unplanned expenses that may be substantial. Moreover, imposition of such taxes on our solutions going forward will effectively increase the cost of such solutions to our clients.

Many states are also pursuing legislative expansion of the scope of goods and services that are subject to sales and similar taxes, as well as the circumstances in which a vendor of goods and services must collect such taxes. Furthermore, legislative proposals have been introduced in Congress that would provide states with additional authority to impose such taxes. Accordingly, it is possible that either federal or state legislative changes may require us to collect additional sales and similar taxes from our clients in the future.

Economic, political and other conditions could have a material adverse effect on our business, results or operations or financial condition.

A significant portion of our revenues are generated from customers located in foreign countries. Some country economies have been impacted by government agencies and unstable economic cycles. Governments have often changed monetary, taxation, credit, tariff and other policies to influence the course of their country’s economy. For example, government actions to control inflation have at times involved setting wage and price controls, blocking access to bank accounts, imposing exchange controls and limiting imports. Our customers may be adversely affected by exchange rate movements; exchange control policies; expansion or contraction of the local economy; inflation; tax policies; other economic political, diplomatic and social developments; interest rates; liquidity of domestic capital and lending markets; and social and political instability. Specifically, the current trade dispute with China and the UK’s departure from the European Union may have an adverse effect on both our and our customer’s operating expenses as well as result in increased obstacles to operational efficiency.

Extreme events such as a man-made or natural disaster, earthquakes, severe weather or other climate change-related events could diminish or preclude our ability to provide communications service.

Extreme events or the collateral effects of such events could damage or destroy some or all or of communication system network platforms, including our gateway earth stations and communication with our satellites. Such events could impair or completely preclude our ability to provide service to our customers in the affected region(s) on a temporary, prolonged, or even permanent basis.  Even if network facilities that we own and operate were not affected by any extreme event, some or all of the communication services we provide could be disrupted if an extreme event damages or destroys third-party networks that we utilize, or disrupts our ability to connect to those networks. Our operations or the operations of our MCPs with facilities in various locations may be interrupted by extreme events and affect our ability to provide service and products for a period of time. Such failure or service disruptions could materially harm our business and results of operations.

We rely on a limited number of manufacturers for many of our products and devices. If we are unable to, or cannot find third parties to, manufacture a sufficient quantity of our products and devices at a reasonable price, the prospects for our business will be negatively impacted.

The development, manufacture and availability on a timely basis of electronics components, materials and parts are critical to the successful commercial operation of our system. We rely on contract manufacturers to procure these components in order to produce the products and devices that we market and sell. Our solutions subsidiaries rely on a few contract manufacturers. We may not be able to furnish our customers sufficient supply of products and devices at price points or with functional characteristics and reliability that meet their needs. An inability to successfully source these materials and manufacture products and devices that meet the needs of customers and are available in sufficient numbers and at prices that render our services cost-effective to customers could limit the acceptance of our system and potentially affect the quality of our services, which could have a material adverse effect on our business, financial condition and results of operations.

Our business may be materially and adversely affected if any of our direct or indirect relationships with these contract manufacturers is terminated or modified. If our arrangements with third-party manufacturers are terminated, our search for additional or alternate manufacturers could result in significant delays, added expense and an inability to maintain or expand our customer base. Any of these events could require us to take unforeseen actions or devote additional resources to provide our services and could harm our ability to compete effectively.

In particular, significant interruptions, discontinuation, slowdown or loss of the supply of subscriber communicators from our vendor Sanmina Corporation (“Sanmina”) or a change in our commercial relationship with Sanmina could have a material adverse effect on our business.

Our business is heavily dependent on Sanmina, a contract manufacturer with significant operations in Mexico, for the manufacture of our subscriber communicators that we design and sell. Consequently, significant interruptions, discontinuation, slowdown or loss of Sanmina’s manufacturing and supply of products will negatively affect our ability to grow, provide reliable service and could have a material adverse effect on our business. While we currently have a good relationship with Sanmina, we cannot assure you that our future commercial relationship or arrangements with Sanmina will not change in a manner that has an adverse effect on our business. In addition, any change in trading agreements between the United States and Mexico could have a significant impact on our business.

If our arrangements with third-party manufacturers, including Sanmina, are terminated or expire, our search for additional or alternate manufacturers could result in significant delays in customers activating products on our communications system, added expense for our customers and our inability to maintain or expand our customer base.

We are, and in the future, may be subject to legal proceedings that could adversely affect our business.

We may be subject to legal claims involving stockholder, consumer, antitrust, intellectual property infringement, product liability and other issues. We are also currently in litigation related to employment matters, acquisition-related claims, patent infringement and contractual matters, among other issues. Litigation is subject to inherent uncertainties, including increases in demands for attention on our management team, potential high costs and unfavorable rulings could occur. An unfavorable ruling could include money damages. If an unfavorable ruling were to occur, it could have a material adverse effect on our business, financial condition and results of operations for the period in which the ruling occurred or future periods. See also “Note 14 – Commitments and Contingencies” in our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Our business relies on intellectual property, some of which third parties own and we, our MCAs, our MCPs, or our respective customers may inadvertently infringe upon their patents and proprietary rights. We have been and may in the future become subject to claims that our products violate the patent or intellectual property rights of others, which could be costly and disruptive to us.

Many entities, including some of our competitors, currently (or may in the future) hold patents and other intellectual property rights that cover or affect products or services related to those that are offered by us, our MCAs, our MCPs, or our respective customers. We cannot assure you that we are aware of all third-party intellectual property rights upon which any of our products or services may infringe. As a result, certain of our products or services may become subject to intellectual property infringement claims or litigation.  In addition, certain of our patents, trademarks, copyrights or other intellectual property rights may be challenged by our competitors or others. The defense of intellectual property suits is both costly and time-consuming, even if ultimately successful, and may divert management’s attention from other business concerns. An adverse determination in litigation to which we may become a party could, among other things:

•	subject us, our MCAs, our MCPs, or our respective customers to significant liabilities to third parties, including treble damages;
•	require disputed rights to be licensed from a third party for royalties that may be substantial;
•	require cessation of the use of important technology;
•	prohibit the sale of some or all products and services;
•	require the redesign of products in such a way as to avoid infringing upon others’ patents; or
•	the loss of the exclusive use of certain technologies, resulting in a loss of a competitive market advantage.

We cannot estimate the extent to which we, our MCAs, our MCPs, or our respective customers may be required in the future to obtain intellectual property licenses, or the availability and cost of any such licenses. To the extent that we are required to pay royalties to third parties to whom we are not currently making payments, these increased costs of doing business could negatively affect our profitability or liquidity. If a competitor holds intellectual property rights, it may not allow use of its intellectual property at any price, which could adversely affect our competitive position.

Some of our products and services incorporate open source software.  While we believe we have used all such open source software properly and in accordance with the disclosed terms and conditions of such use, there is risk that the interpretation of how such software can be used may be subject to change due to changes in regulation or by court interpretation.  In the event our use of open source software changes, we may be required to seek a license for continued use at unanticipated cost and expense, to develop our own software solution or to discontinue the sale of a product or service incorporating the open source software, each of which could adversely affect our business.

Because we operate our business in a highly regulated industry, we may be subjected to increased regulatory restrictions which could disrupt our service or increase our operating costs.

Telecommunications product and service providers are subject to extensive regulation under the laws of various national and international regulatory bodies, all of which are subject to change, from time to time without prior notice. These rules and policies establish the terms and conditions pursuant to which we, or MCAs and our MCPs must conduct our respective businesses by, among other things, requiring that certain regulatory and other governmental authorizations be obtained and maintained, establishing technical parameters for the operation of facilities and subscriber communicators, and determining the permissible uses of facilities and subscriber communicators.  Additionally, under some circumstance, these rules and policies may require us, our MCAs and our MCPs to suspend or terminate the operation or use of network facilities we operate or utilize, or otherwise alter or disrupt our ability to provide services. Any such events could significantly disrupt or preclude the operation of some or all of our communications systems. These rules and policies may also impose regulatory constraints on the use of subscriber communicators within certain countries or territories. They may also cause delays in the marketing of our services and products, may impose costly fees and procedures on us, our MCAs or our MCPs, and may give a competitive advantage to larger companies with whom we compete. Applicable laws and regulations also impose many other compliance obligations, which may differ from county to country, including those relating to import and export control, anti-corruption, data privacy, and information security. Possible future changes to regulations and policies in the countries in which we operate may result in additional regulatory requirements or restrictions on the services and equipment we provide, which may have a material adverse effect on our business and operations. Although we believe that we, our MCAs, and our MCPs comply with applicable laws and regulations, and have obtained all the regulatory or other governmental approvals required to conduct our respective businesses as they are currently operated, it may not be possible to obtain, modify or maintain such approvals in the future. Moreover, future changes in applicable laws, regulations, and regulatory or governmental approval requirements may result in disruptions of our ability to provide some or all of the products and services we offer, or alternatively result in added operational costs, which could materially harm our business.

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

Certain services we provide rely on our relationships with third-party wireless network service providers, including Verizon, AT&T, T-Mobile, Telefonica, Orange, Rogers and Vodafone with respect to cellular communications and Inmarsat with respect to ORBCOMM L-Band satellite services. Our ability to provide these services and grow our business depends on continued access to these wireless networks and our ability to purchase sufficient capacity at competitive pricing. Increases in the fees charged by cellular carriers for data transmission or changes in the cellular networks, such as a cellular carrier discontinuing support of the network currently used by our devices, requiring retrofitting of our devices, could increase our costs and impact our profitability. In addition, our services depend on the continuing reliability and security of these third-party networks, which could be adversely affected by errors, defects, interrupted service and/or a breach of the network security.  While our existing agreements have multiple year terms, certain of these wireless network service providers are and, in the future, could become competitors.  This competition could adversely affect our relationships and their willingness to sell us airtime at commercially reasonable rates.

Significant interruptions, discontinuation or loss of services provided by Inmarsat plc and its subsidiaries or a change in our commercial relationship with the Inmarsat group could have a material adverse effect on our business.

The revenues generated by our provision of L-Band mobile satellite network services are materially dependent on the satellite network services provided to us by Inmarsat group. Consequently, any significant interruptions, discontinuation or loss of those services due to the temporary or permanent failure of Inmarsat satellites or associated Inmarsat terrestrial network facilities would negatively affect our ability to provide reliable service and could have a material adverse effect on our L-Band mobile satellite product and service revenues. Increases in the fees charged by Inmarsat or discontinuing the L-Band service used by our customers’ fielded devices, requiring retrofitting of our devices, would increase our costs and impact our profitability.   Additionally, we cannot provide any assurance that our future commercial relationship or arrangements with Inmarsat will not change in a manner that has an adverse effect on our business.

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

If our estimates in accounting are inaccurate and our financial assumptions are proven wrong, our reported results may be different than the guidance provided to the market.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).  As part of the preparation of these statements, we make assumptions, estimations and judgments about various entries, such as, capital expenditures, anticipated revenue collection and recognition, warranty reserves, debt service, employee compensation, and contingent liabilities.  These entries are based on our judgment and observations of similar historical circumstances and what we believe to be reasonable under the circumstances.  If the underlying assumptions upon which we rely are incorrect, the actual results of our operations could differ and require us to revise our financial statements, which could adversely affect our stock price.  In addition, new accounting rules that may be established from time to time by various regulatory authorities including the IRS and SEC may require a revision to our financial statements that could adversely affect our reported financial results.

Risks Related to Our Technology

Our satellites are subject to significant operating risks due to various types of potential anomalies and potential impacts of space debris or other spacecrafts.

Satellites utilize highly complex technology and operate in the harsh environment of space and, accordingly, are subject to significant operational risks while in orbit. These risks include malfunctions, or “anomalies”, that have occurred and may continue to occur in our satellites. In addition, satellites have a limited life capacity and they could become compromised over their designated operational life span.  Some of the principal satellite anomalies include:

•	Mechanical and electrical failures due to manufacturing error or defect, including:
•	Mechanical failures that degrade the functionality of a satellite, such as the failure of solar array panel drive mechanisms, rate gyros or momentum wheels;
•	Antenna failures and defects that degrade the communications capability of the satellite;
•	Circuit failures that reduce the power output of the solar array panels on the satellites;
•	Failure of the battery cells that power the payload and spacecraft operations during daily solar eclipse periods;
•	Power system failures that result in a shut down or loss of the satellite;
•	Avionics system failures, including GPS, that degrade or cause loss of the satellite;
•	Altitude control system failures that degrade or cause the inoperability of the satellite;
•	Transmitter or receiver failures that degrade or cause the inability of the satellite to communicate with subscriber communicator units or gateway earth stations;
•	Communications system failures that affect overall system capacity;
•	Satellite computer or processor re-boots or failures that impair or cause the inoperability of the satellites; and
•	Radio frequency interference emitted internally or externally from the spacecraft affecting the communication links.
•	Equipment degradation during the satellite’s lifetime, including:
•	Degradation of the batteries’ ability to accept a full charge;
•	Degradation of solar array panels due to radiation;
•	General degradation resulting from operating in the harsh space environment, such as from solar flares;
•	Degradation or failure of reaction wheels;
•	Degradation of the thermal control surfaces;
•	Degradation and/or corruption of memory devices; and
•	Propulsion system failures that degrade or cause the inability to reposition the satellite.
•	Deficiencies of control or communications software, including:
•	Failure of the charging algorithm that may damage the satellite’s batteries;
•	Problems with the communications and messaging servicing functions of the satellite;
•	Limitations on the satellite’s digital signal processing capability that limit satellite communications capacity; and
•	Problems with the fault control mechanisms embedded in the satellite.

We have experienced, and may in the future experience, anomalies in some of the categories described above. The effects of these anomalies include, but are not limited to, failure of the satellite, degraded communications performance, reduced power available to the satellite in sunlight and/or eclipse, battery overcharging or undercharging and limitations on satellite communications capacity. Some of these effects may be increased during periods of greater message traffic and could result in our system requiring more than one attempt to send messages before they get through to our satellites. Although these multiple re-try effects do not result in lost messages, they could lead to increased messaging latencies for the end-user and reduced throughput for our system. We consider a satellite “failed” only when it can no longer provide any communications service, and we do not intend to undertake further efforts to return it to service. See “ORBCOMM Communications System — System Status — ORBCOMM Network Capacity” for a description of our network capacity. While we have already implemented a number of system adjustments, we cannot assure you that these actions will succeed or adequately address the effects of any anomalies in a timely manner or at all.

Collisions with space debris or other spacecraft could materially affect system performance and our business. Our satellites operate at LEO altitudes, in a regime populated by other operational satellites, defunct satellites and other cataloged debris, and debris that is too small to be tracked, and do not have the ability to actively maneuver to avoid space debris or other satellites. Two major events have increased the LEO debris population: a deliberate Chinese ASAT test in 2007 and an accidental collision in 2009 between an operational Iridium satellite and a non-operational Russian satellite. While we coordinate with the Joint Space Operations Center as well as with other government and commercial spacecraft operators to limit the risk of collision, such risk cannot be fully eliminated.

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

Our products and services are exposed to the risks inherent in a large-scale, complex telecommunications system employing advanced technology. Any disruption to our services, information systems or communication networks or those of third parties into which our network connects, could result in the inability of our customers to receive our services for an indeterminate period of time. Satellite anomalies and other technical and operational deficiencies of our communications system described in this Annual Report on Form 10-K, could result in system failures or reduced levels of service. In addition, certain components of our system are located in foreign countries, and as a result, are potentially subject to governmental, regulatory or other actions in such countries which could force us to limit the operations of, or completely shut down, components of our system, including gateway earth stations or subscriber communicators. Any disruption to our services or extended periods of reduced levels of service could, and increased latencies in our satellite network delivering messages have caused and could continue to cause us to lose customers or revenue, result in delays or cancellations of future implementations of our products and services, result in failure to attract customers or could result in litigation, customer service or repair work that would involve substantial costs and distract management from operating our business. The failure of any of the diverse and dispersed elements of our system, including our satellites, our network control center or backup control center, our gateway earth stations, our gateway control centers or our subscriber communicators, to function and coordinate as required could render our system unable to perform at the quality and capacity levels required for success. If our satellite network can no longer provide commercially acceptable service, our VHF satellite subscriber communicators would no longer generate monthly service revenue. Any system failures, repeated product failures, shortened product life or extended reduced levels of service could reduce our sales, increase costs or result in warranty or liability claims and seriously harm our business.

Some of the hardware and software we use in operating our gateway earth stations and our customers’ subscriber communicators were designed and manufactured over 15 years ago and could be more difficult and expensive to service, upgrade or replace.

Some of the hardware and software we use in operating our gateway earth stations and our customers’ subscriber communicators were designed and manufactured over 15 years ago and portions are becoming obsolete. As they continue to age, they may become less reliable and will be more difficult and expensive to service, upgrade or replace. Although we maintain inventories of some spare parts for our gateway earth stations, it nonetheless may be difficult or impossible to obtain all necessary replacement parts for the hardware. Our business plan contemplates updating or replacing some of the hardware and software in our network, however, the age of our existing gateway hardware and software may present us with technical and operational challenges that complicate or otherwise make it not feasible to carry out our planned upgrades and replacements, and the expenditure of resources, both from a monetary and human capital perspective, may exceed our estimates. In addition, some of our customers have a GPS device that may no longer accurately reflect the correct date, which may prevent the data messaging to be triggered.  Without upgrading and replacing this equipment, obsolescence of the technologies that we use could have a material adverse effect on our revenues, profitability and liquidity.

Technical or other difficulties with our gateway earth stations could harm our business.

The ongoing operations of our satellite constellation rely on the functionality of our gateway earth stations, some of which are owned and maintained by third parties. While we believe that the overall health of the majority of our gateway earth stations remains stable, we have experienced and may continue to experience technical difficulties or parts obsolescence with our gateway earth stations which negatively impact service in the region covered by that gateway earth station. Certain problems with these gateway earth stations have reduced and may continue to reduce their availability and negatively impact the performance of our system in that region. In addition, due to regulatory and licensing constraints in certain countries in which we operate, we are unable to wholly-own or majority-own some of the gateway earth stations in our system located outside the United States. As a result of these ownership restrictions, we rely on third parties to own and operate some of these gateway earth stations. If our relationship with these third parties deteriorates or where these third parties have been and may continue to be unable or unwilling to bear the cost of operating or maintaining the gateway earth stations, or if there are changes in the applicable domestic regulations that require us to give up any or all of our ownership interests in any of the gateway earth stations, our control over our satellites could be diminished and our business could be harmed.

Our networks and data processing systems and those of our third-party service providers may be vulnerable to security risks.

We expect the secure transmission of confidential information over public networks to continue to be a critical element of our operations. Our network and those of our third-party service providers (including data storage facilities), banks, and our customers may be vulnerable to unauthorized access, computer viruses and other security problems. The data processing systems used to provide the services of our business may likewise be vulnerable. Persons who circumvent security measures could wrongfully obtain or use information on the network or cause interruptions, delays or malfunctions in our operations, or misappropriation of assets, any of which could have a material adverse effect on our business, financial condition and results of operations. We may be required to expend significant resources to protect against the threat of security breaches or to alleviate problems, including reputational harm, legal or regulatory compliance investigations (including possible subsequent fines and penalties) and litigation, caused by any breaches. Although we have implemented and intend to continue to implement security measures, these measures may prove to be inadequate and result in system failures and delays that could lower network operations center availability, which could have a material adverse effect on our business, financial condition and results of operations.

The collection, storage, transmission, use and disclosure of user data and personal information could give rise to liabilities or additional costs as a result of laws, governmental regulations and evolving views of personal privacy rights.

We transmit, and in some cases store, end user data, which may include personal information. In jurisdictions around the world, personal information is becoming increasingly subject to legislation and regulations intended to protect consumers’ privacy and security. For example, there have been recent changes in European Union regulation relating to personal information under the new General Data Protection Regulation, as well as similar recently adopted laws and regulations in countries including Brazil, Australia, Canada, and China. The interpretation of privacy and data protection laws and regulations regarding the collection, storage, transmission, use and disclosure of such information in some jurisdictions is unclear and evolving. These laws may be interpreted and applied in conflicting ways from country to country and in a manner that is not consistent with our current data protection practices. Complying with these varying international requirements could cause us to incur additional costs and change our business practices. Because our services are accessible in many foreign jurisdictions, some of these jurisdictions may claim that we are required to comply with their laws, even where we have no local entity, employees or infrastructure. We could be forced to incur significant expenses if we were required to modify our products, our services or our existing security and privacy procedures in order to comply with new or expanded regulations. In addition, if end users allege that their personal information is not collected, stored, transmitted, used or disclosed appropriately or in accordance with our privacy policies or applicable laws, we could have liability to them, including claims and litigation resulting from such allegations. Any failure on our part to protect end users’ privacy and data could result in a loss of user confidence, hurt our reputation and ultimately result in the loss of users. In addition, in the event that we suffer a loss or adverse event to our data storage or it is determined that our policies and procedures have failed to comply with evolving laws and regulations, we may be subject to significant regulatory investigations and fines or penalties.  These laws, rules and regulations may further limit our ability to develop additional products or services that incorporate the data related to our business, including data analytics.

The failure of our information technology systems could disrupt our business operations which could have a material adverse effect on our business, financial condition and results of operations.

The operation of our business depends on our information technology systems. We rely on our information technology systems to effectively manage, among other things, our subsidiaries’ customer interface as well as business data, communications, supply chain, inventory management, customer order entry and order fulfillment, processing transactions, summarizing and reporting results of operations, human resources benefits and payroll management, complying with regulatory, legal or tax requirements and other processes and data necessary to manage our business. We use technology to provide secure transmission of confidential information, including our business data and customer information. To achieve our strategic objectives and to remain competitive, we must continue to develop and enhance our information systems. This may require the acquisition of equipment and software and the development, either internally or through independent consultants, of new proprietary software. Our inability to design, develop, implement and utilize, in a cost-effective manner, information systems that provide the capabilities necessary for us to compete effectively, could make us less competitive, increase our costs and adversely affect our business. The failure of our information technology systems, whether ours or those of third parties with whom we contract to support the provision of our services, to perform as we anticipate could disrupt our business and could result in, among other things, transaction errors, processing inefficiencies, loss of data and the loss of sales and customers, which could cause our business and results of operations to suffer. In addition, our information technology systems may be vulnerable to damage or interruption from circumstances beyond our control, including, without limitation, fire, natural disasters, power outages, system failures, system conversions, security breaches, cyber-attacks, viruses and/or human error. In any such event, we could be required to make a significant investment to fix or replace our information technology systems, and we could experience interruptions in its ability to service our customers. Any such damage or interruption could have a material adverse effect on our business, financial condition and results of operations.

Security problems with our software products, systems or services, including the improper disclosure of data, could cause increased cyber-security protection costs and general service costs, harm our reputation, and result in liability and increased expense for litigation and diversion of management time.

We process large amounts of customer information. Our software products also enable our customers to store and process data. We have included security features in our products and processes that are intended to protect the privacy and integrity of data, including confidential client data. Security for our products and processes is critical given the confidential nature of the information contained in our systems. We also rely on employees in our network operations centers, data centers, and support operations to follow our procedures when handling such information. It is possible that our security controls, our selection and training of employees, and other practices we follow may not prevent the improper disclosure of information. Any unauthorized access, computer viruses, accidental or intentional release of confidential information or other disruptions could result in increased costs, customer dissatisfaction leading to loss of customers and revenues, and fines and other liabilities. Also, such disclosure could harm our reputation and subject us to liability in regulatory proceedings and private litigation, resulting in increased costs or loss of revenue. Improper disclosure of corporate data could result in lawsuits or regulatory proceedings alleging damages, and perceptions that our products and services do not adequately protect the privacy of customer data and could inhibit sales of our products and services. Defending these types of claims could result in increased expenses for litigation and claims settlement and a significant diversion of our management’s attention. Additionally, our software products, the systems on which the products are used, and our processes may not be impervious to intentional break-ins (“hacking”), cyber-attacks or other disruptive disclosures or problems, whether as a result of inadvertent third-party action, employee action, malfeasance, or otherwise. Hacking, cyber-attacks or other disruptive problems could result in the diversion of our development resources, damage to our reputation, increased cyber-security protection costs and general service costs. These activities, any damage caused by them, or interruptions could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Debt

Our Indenture and Credit Agreement could restrict our business activities or our ability to execute our strategic objectives or adversely affect our financial performance.

On April 10, 2017, we entered into the Indenture and issued $250 million of our 8.0% senior secured notes that refinanced credit facilities in the aggregate principal amount of $160 million. On December 18, 2017, we entered into the Revolving Credit Agreement that provides for the Revolving Credit Facility of up to $25 million for working capital and general corporate purposes.

The Indenture, Revolving Credit Agreement and related security agreement contain covenants that may restrict our business activities or our ability to execute our strategic objectives, and our failure to comply with these covenants could result in a default under our indebtedness. Our inability to generate sufficient cash flow to satisfy interest payments and principal repayment at maturity, could adversely affect our financial condition, operating results and cash flows. The covenants in the Indenture, Revolving Credit Agreement and related security agreement limit our ability to, among other things, incur additional indebtedness and liens, sell, transfer, lease or otherwise dispose of our subsidiaries assets, or merge or consolidate with other companies. We must also comply with an incurrence covenant of having available liquidity and not exceeding a specific leverage ratio. Failure to comply with the covenants could result in an event of default, which, if not cured or waived, could allow the noteholders or lenders, as applicable, to require repayment in full of all principal and interest outstanding. If we fail to repay such amounts, the noteholders or lenders, as applicable, may foreclose on substantially all of our assets which we have pledged. If we are unable to cure the default, we may need to repay the debt and find other sources of financing and there can be no assurance that we would have access to other sources of financing on acceptable terms, or at all.

Our substantial indebtedness may adversely affect our business, financial condition and operating results.

As of December 31, 2018, we have $250 million in aggregate principal amount of total debt from the issuance of 8.0% Senior Secured Notes. On December 18, 2017, we also entered into the Revolving Credit Agreement for a Revolving Credit Facility of up to $25 million, bearing interest at an alternative base rate or an adjusted LIBOR, plus an applicable margin of 1.50% in the case of alternative base rate loans and 2.50% in the case of adjusted LIBOR loans. If drawn, the Revolving Credit Facility would be pari passu with the $250 million 8.0% Senior Secured Notes.  Our level of indebtedness may have material adverse effects on our business, financial condition and operating results, including to:

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

•	increase our vulnerability to the current and potentially more severe adverse general economic and industry conditions;
•	limit our ability, or increase the cost, to refinance our indebtedness; and
•	limit our ability to purchase the notes upon a change of control triggering event, or disposition of “substantially all” of our assets, as required by the indenture governing the notes.

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

The trading price of our common stock has been and may continue to be volatile and purchasers of our common stock could incur substantial losses. Factors that could affect the trading price of our common stock include:

•	failure of our satellites;
•	liquidity of the market in, and demand for, our common stock;
•	changes in expectations as to our future financial performance or changes in market analysts’ financial or subscriber growth estimates, if any;
•	actual or anticipated fluctuations in our results of operations, including quarterly results;
•	our financial or subscriber growth performance failing to meet the expectations of market analysts or investors;
•	our ability to raise additional funds to meet our capital needs;
•	the outcome of any litigation by or against us, including any judgments favorable or adverse to us;
•	conditions and trends in the end markets we serve and changes in the estimation of the size and growth rate of these markets;

•	announcements relating to our business or the business of our competitors;
•	investor perception of our prospects, our industry and the markets in which we operate;
•	changes in our pricing policies or the pricing policies of our competitors;
•	loss of one or more of our significant customers;
•	changes in governmental regulation;
•	changes in market valuation or earnings of our competitors;
•	investor perception of and confidence in capital markets and equity investments; and
•	general economic conditions.

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

Our quarterly operating results have fluctuated in the past and may fluctuate in the future, which could cause declines or volatility in the price of our common stock.

Our quarterly operating results have fluctuated in the past and may fluctuate in the future as a result of a variety of factors, many of which are outside of our control, including the sales cycle lead time for large customers to evaluate, purchase and deploy IoT products and services. If our quarterly operating results or guidance fall below the expectations of research analysts or investors, the price of our stock could decline substantially. The following factors, among others, could cause fluctuations in our quarterly operating results:

•	our ability to attract new customers and retain existing customers;
•	our ability to accurately forecast customer sales cycle, product revenue and appropriately plan our expenses;
•	our ability to introduce new features, including integration of our existing solutions with third-party software and devices;
•	the actions of our competitors, including consolidation within the industry, pricing changes or the introduction of new services;
•	our ability to effectively manage our growth;
•	our ability to successfully manage any future acquisitions of businesses, solutions, or technologies;
•	the timing and cost of developing or acquiring technologies, services, or businesses;
•	service outages or security breaches and any related occurrences which could impact our reputation;
•	trade protection measures (such as tariffs and duties) and import or export licensing requirements;
•	fluctuations in currency exchange rates;
•	changes in government regulation affecting our business; and
•	provision of fleet management solutions from an OEM-controlled channel, from which ORBCOMM may be excluded.

We believe that our quarterly revenue and operating results may vary significantly in the future and that period-to-period comparisons of our operating results may not be meaningful. You should not rely on the results of one quarter as an indication of future performance.

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

Our amended and restated certificate of incorporation and our bylaws contain provisions that could make it difficult for a third party to acquire us without the consent of our board of directors. These provisions do not permit actions by our stockholders by written consent and require the approval of the holders of at least 66 2/3% of our outstanding common stock entitled to vote to amend certain provisions of our amended and restated certificate of incorporation and bylaws. In addition, these provisions include procedural requirements relating to stockholder meetings and stockholder proposals that could make stockholder actions more difficult. Our board of directors is classified into three classes of directors serving staggered, three-year terms and may be removed only for cause. Any vacancy on the board of directors may be filled only by the vote of the majority of directors then in office. Our board of directors has the right to issue preferred stock with rights senior to those of the common stock without stockholder approval, which could be used to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our board of directors. Delaware law also imposes some restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock. Although we believe these provisions provide for an opportunity to receive a higher bid by requiring potential acquirers to negotiate with our board of directors, these provisions apply even if the offer may be considered beneficial by some stockholders and may delay or prevent an acquisition of our company.

The future issuance of additional shares of our common stock could cause dilution of ownership interests and adversely affect our stock price.

We may in the future issue our previously authorized and unissued securities, resulting in the dilution of the ownership interests of our current stockholders. We are authorized to issue 250 million shares of common stock, of which approximately 79 million shares of voting common stock were issued and outstanding as of December 31, 2018 and approximately 16 million were available for future issuance. The potential issuance of such additional shares of common stock, whether directly or pursuant to any conversion right of any convertible securities, may create downward pressure on the trading price of our common stock. We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock for capital raising or other business purposes. Future sales of substantial amounts of common stock, or the perception that sales could occur, could have a material adverse effect on the price of our common stock.

We have issued and may, in the future, issue additional shares of preferred stock or other securities with greater rights than our common stock.

Subject to the rules of NASDAQ, our certificate of incorporation authorizes our board of directors to issue one or more series of preferred stock and set the terms of the preferred stock without seeking any further approval from holders of our common stock. Currently, there are 50 million shares of preferred stock authorized and approximately 39,000 shares of Series A convertible preferred stock are issued as of December 31, 2018. Any preferred stock that is issued may rank ahead of our common stock in terms of dividends, priority and liquidation premiums and may have greater voting rights than holders of our common stock.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We currently lease the following properties for operations and administrative functions:

Location	Real Property Owned or Leased	Lease Expiration
Rochelle Park, New Jersey	Leased	February 2020
Sterling, Virginia	Leased	November 2025
Ottawa, Canada	Leased	June 2022
Kowloon, Hong Kong	Leased	January 2021
San Jose, California	Leased	November 2019
Hyderabad, India	Leased	June 2025
Pune, India	Leased	June 2020
Utica, New York	Leased	May 2024
Hoensbroek, The Netherlands	Leased	May 2022
Bonn, Germany	Leased	December 2024
Centurion, South Africa	Leased	February 2020
Galway, Ireland	Leased	September 2022
Salt Lake City, Utah	Leased	December 2020
Boca Raton, Florida	Leased	September 2027
Tokyo, Japan	Leased	September 2019

In addition, we currently own eleven gateway earth stations at the following locations, four situated on owned real property and seven on real property subject to leases:

Gateway	Real Property Owned or Leased	Lease Expiration
St. John’s, Arizona	Owned	n/a
Arcade, New York	Owned	n/a
Curaçao	Owned	n/a
Rutherglen Vic, Australia	Owned	n/a
East Wenatchee, Washington	Leased	Month to Month
Ocilla, Georgia	Leased	June 2033
Kijal, Malaysia	Leased	August 2019
Hartebeesthoek, South Africa	Leased	December 2020
Kitaura-town, Japan	Leased	March 2019
Zona Franca de Justo Daract, Argentina	Leased	March 2019
Itaborai, Brazil	Leased	June 2020

We currently own or lease real property sufficient for our business operations, although we may need to purchase or lease additional real property in the future. We intend to renew all leases due to expire in 2019.

Item 3.	Legal Proceedings

We are involved in various litigation matters involving claims incidental to our business and acquisitions, including employment matters, acquisition-related claims, patent infringement and contractual matters, among other issues. Management currently believes that the outcome of these proceedings, either individually or in the aggregate, will not have a material adverse effect on our business, results of operations or financial condition. We record reserves related to legal matters when losses related to such litigation or contingencies are both probable and reasonably estimable.

See “Note 14 – Commitments and Contingencies” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report on Form 10-K.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Trading Market and Symbol of Our Common Stock

Our common stock trades on The Nasdaq Global Market under the symbol “ORBC”.

As of February 25, 2019, there were 208 holders of record of our common stock.

Dividend Payments and Policy

Common stock:    We have never declared or paid cash dividends on shares of our common stock. Our board of directors currently intends to retain all available funds and future earnings to support operations and to finance the growth and development of our business and does not intend to pay cash dividends on our common stock for the foreseeable future. Our board of directors may, from time to time, examine our dividend policy and may, in its absolute discretion, change such policy. In addition, dividends are restricted by the covenants in our Indenture and Revolving Credit Agreement.

Series A convertible preferred stock:    Pursuant to the terms of our Series A convertible preferred stock, the holders are entitled to receive a cumulative 4% annual dividend payable quarterly in additional shares of Series A convertible preferred stock. In 2018, we paid dividends of 1,898 preferred shares.

Stock Performance Graph

The graph set forth below compares the cumulative total shareholder return on our common stock between December 31, 2013 and December 31, 2018, with the cumulative total result of (i) the Russell 2000 Index and (ii) the NASDAQ Telecommunications Index, over the same period. This graph assumes the investment of $100 on December 31, 2013 in our common stock, the Russell 2000 Index and the NASDAQ Telecommunication Index, and assumes the reinvestment of dividends, if any. The graph assumes the initial value of our common stock on December 31, 2013 was the closing sales price of $6.34 per share.

The comparisons shown in the graph below are based on historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock. Information used in the graph was obtained from Research Data Group, a source believed to be reliable, but we are not responsible for any errors or omissions in such information.

(Amounts in dollars)

	12/13	12/14	12/15	12/16	12/17	12/18
ORBCOMM Inc.	100.00	103.15	114.20	130.44	160.57	130.28
Russell 2000	100.00	104.89	100.26	121.63	139.44	124.09
NASDAQ Telecommunications	100.00	102.75	100.20	106.61	130.48	130.76

Item 6.	Selected Consolidated Financial Data

The following selected consolidated financial data should be read together with the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes in this Annual Report on Form 10-K. We have derived the consolidated statement of operations data for the years ended December 31, 2018, 2017 and 2016 and the consolidated balance sheet data as of December 31, 2018 and 2017 from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. We have derived the consolidated statement of operations data for the years ended December 31, 2015 and 2014 and the consolidated balance sheet data as of December 31, 2016, 2015 and 2014 from our consolidated financial statements, which are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of future results of operations.

	Years Ended December 31,
Consolidated Statement of Operations Data:	2018	2017(1)(2)	2016(1)(2)	2015(1)(2)	2014(1)(3)
	(In thousands, except per share data)
Service revenues	$153,589	$134,938	$112,881	$99,973	$59,695
Product sales	122,551	119,282	73,863	78,320	36,547
Total revenues	276,140	254,220	186,744	178,293	96,242
Costs and expenses:
Cost of services	53,184	50,548	37,913	34,109	20,339
Cost of product sales	93,444	99,640	55,037	56,413	28,345
Selling, general and administrative	66,988	55,753	46,915	44,395	30,989
Product development	13,405	8,941	6,252	6,469	2,895
Impairment charges	—	31,224	10,680	12,748	605
Depreciation and amortization	49,684	45,681	42,803	26,571	10,856
Acquisition-related and integration costs	1,624	3,315	1,630	4,803	3,819
Total costs and expenses	278,329	295,102	201,230	185,508	97,848
Loss from operations	(2,189)	(40,882)	(14,486)	(7,215)	(1,606)
Other expense	(19,092)	(20,722)	(8,223)	(4,559)	(2,511)
Loss from continuing operations before income taxes	(21,281)	(61,604)	(22,709)	(11,774)	(4,117)
Income taxes	4,658	(409)	517	1,225	408
Net loss	(25,939)	(61,195)	(23,226)	(12,999)	(4,525)
Less: Net income attributable to the noncontrolling interests	305	89	285	252	159
Net loss attributable to ORBCOMM Inc.	$(26,244)	$(61,284)	$(23,511)	$(13,251)	$(4,684)
Net loss attributable to ORBCOMM Inc. common stockholders	$(26,262)	$(61,296)	$(23,525)	$(13,287)	$(4,721)
Per share information-basic:
Net loss attributable to ORBCOMM Inc. common stockholders	$(0.34)	$(0.84)	$(0.33)	$(0.19)	$(0.08)
Per share information-diluted:
Net loss attributable to ORBCOMM Inc. common stockholders	$(0.34)	$(0.84)	$(0.33)	$(0.19)	$(0.08)
Weighted average common shares outstanding:
Basic	77,603	72,882	70,907	70,419	56,684
Diluted	77,603	72,882	70,907	70,419	56,684

	As of December 31,
	2018	2017(1)(2)	2016(1)(2)	2015(1)(2)	2014(1)(2)
	(In thousands)
Cash and cash equivalents	$53,766	$34,830	$25,023	$27,077	$91,565
Working capital	104,068	74,282	37,882	38,646	219,945
Satellite network and other equipment, net	160,070	174,178	215,841	229,970	180,621
Goodwill	166,129	166,678	114,033	112,425	39,870
Intangible assets, net	86,264	99,339	82,545	93,172	26,334
Total assets	586,459	595,194	506,154	523,019	506,548
Note payable — related party	1,298	1,366	1,195	1,241	1,389
Notes payable, net of unamortized deferred issuance costs	245,907	245,131	147,458	146,548	150,000
Total equity	257,858	246,396	281,868	299,756	308,509

(1)

Amounts include the impact of several acquisitions of businesses. For more information regarding our acquisitions, refer to “Note 3 — Acquisitions” in our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

(2)

On September 30, 2014, we entered into a credit agreement with Macquarie CAF LLC which provided secured credit facilities in an aggregate amount of $160 million, providing for an initial term loan facility, a Term B2 term loan facility, a Term B3 term loan facility, and a revolving loan facility (our “Secured Credit Facilities”) in order to refinance our $45 million 9.5% per annum senior notes. On October 10, 2014, we borrowed $70 million under the initial term loan facility, a portion of which was used to repay in full our $45 million 9.5% per annum senior notes, and $10 million under the revolving credit facility. On December 30, 2014, we borrowed $70 million under the Term B3 facility, which was used to partially fund the SkyWave Acquisition. On January 16, 2015, we borrowed $10 million under the Term B2 facility, which was used to partially fund the acquisition of InSync Software Inc. (“InSync”).

On April 10, 2017, we issued $250 million aggregate principal amount of the Senior Secured Notes due 2024, the proceeds of which was used to repay in full our outstanding obligations under, and to terminate our $150 million outstanding Secured Credit Facilities. For more information regarding the Senior Credit Facilities and Senior Secured Notes, refer to “Note 10 — Notes Payable” in our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

(3)

We made certain reclassifications to prior period information to conform to the current period presentation, including the reclassification of depreciation and amortization from cost of services, cost of product sales, selling, general and administrative (“SG&A”) expenses and product development into its own caption. These reclassifications had no effect on previously reported net income.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and Notes which appear elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part I, Item 1A, “Risk Factors,” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a global provider of industrial IoT solutions, including network connectivity, devices, device management and web reporting applications. These solutions enable optimal business efficiencies, increased asset utilization and reduced asset write-offs, helping customers realize benefits on a worldwide basis. Our industrial IoT products and services are designed to track, monitor, control and enhance security for a variety of assets, such as trailers, trucks, rail cars, sea containers, power generators, fluid tanks, marine vessels, diesel or gensets, oil and gas wells, pipeline monitoring equipment, irrigation control systems, and utility meters, in the transportation and supply chain, heavy equipment, fixed asset monitoring and maritime industries, as well as governments. Additionally, we provide satellite AIS data services to assist in vessel navigation and to improve maritime safety for government and commercial customers worldwide. Through two acquisitions in 2017, we added vehicle fleet management, as well as in-cab and fleet vehicle solutions to our transportation product portfolio. We provide our services using multiple network platforms, including our own constellation of LEO satellites and our accompanying ground infrastructure, as well as terrestrial-based cellular communication services obtained through reseller agreements with major cellular (Tier One) wireless providers. We also offer customer solutions utilizing additional satellite network service options that we obtain through service agreements we have entered into with third-party mobile satellite providers. Our satellite-based customer solution offerings use small, low power, mobile satellite subscriber communicators for remote asset connectivity, and our terrestrial-based solutions utilize cellular data modems with SIMs. We also resell service using the two-way Inmarsat satellite network to provide higher bandwidth, low-latency satellite products and services, leveraging our IDP technology. Our customer solutions provide access to data gathered over these systems through connections to other public or private networks, including the Internet. We are dedicated to providing what we believe are the most versatile, leading-edge industrial IoT solutions in our markets that enable our customers to run their business operations more efficiently and achieve significant return on investment.

2018 Strategic Transactions

During 2018, we completed the following strategic transactions that had an impact and will continue to have an impact on our results of operations:

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

2017 Strategic Transactions

During 2017, we completed the following strategic transactions that had an impact and will continue to have an impact on our results of operations:

Acquisition of Blue Tree Systems Limited

On October 2, 2017, we purchased all of the issued share capital of Blue Tree for an aggregate consideration of (i) $34.3 million in cash; (ii) issuance of 191,022 shares of our common stock, valued at $10.47 per share, which reflected our common stock closing price one business day prior to the closing date; and (iii) additional consideration of up to $5.8 million, subject to certain operational milestones. The Blue Tree Acquisition solidifies our transportation product portfolio by adding truck in-cab and refrigerated fleet vehicle solutions to our current cargo solution. For additional information regarding the Blue Tree Acquisition, refer to “Note 3 — Acquisitions” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report on Form 10-K.

Acquisition of inthinc, Inc.

On June 9, 2017, we completed the acquisition of substantially all of the assets of Inthinc for an aggregate consideration of (i) $34.2 million in cash; (ii) issuance of 76,796 shares of our common stock, valued at $9.95 per share; and (iii) additional consideration of up to $25.0 million, subject to certain operational milestones. The acquisition of Inthinc allows us to offer fleet management and driver safety solutions to enterprises and industrial companies world-wide, who operate large commercial vehicle fleets. For additional information regarding the Inthinc Acquisition, refer to “Note 3 — Acquisitions” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report on Form 10-K.

Senior Secured Notes

On April 10, 2017, we issued $250.0 million aggregate principal amount of 8.0% Senior Secured Notes due 2024. The Senior Secured Notes were issued pursuant to an Indenture, dated as of April 10, 2017, among us, the Guarantors and U.S. Bank National Association, as trustee and collateral agent. The Senior Secured Notes are unconditionally guaranteed on a senior secured basis by the Guarantors and are secured on a first priority basis by (i) pledges of capital stock of certain of our directly- and indirectly-owned subsidiaries; and (ii) substantially all of our and our Guarantors’ other property and assets, to the extent a first priority security interest is able to be granted or perfected therein, and subject, in all cases, to certain specified exceptions, and an intercreditor agreement with the collateral agent for our revolving credit facility described below. Interest payments are due on the Senior Secured Notes semi-annually in arrears on April 1 and October 1, beginning October 1, 2017.

On April 10, 2017, a portion of the proceeds of the issuance of the Senior Secured Notes was used to repay in full our outstanding obligations under, and to terminate our $150.0 million outstanding Secured Credit Facilities incurred pursuant to the credit agreement entered into on September 30, 2014, resulting in an early payment fee of $1.5 million and an additional expense associated with the remaining unamortized debt issuance cost of $2.4 million.

Revolving Credit Facility

On December 18, 2017, we and certain of our subsidiaries entered into a Revolving Credit Agreement with JPMorgan Chase, as administrative agent and collateral agent. The Revolving Credit Agreement provides for a Revolving Credit Facility in an aggregate principal amount of up to $25.0 million for working capital and general corporate purposes and matures on December 18, 2022. The Revolving Credit Facility will bear interest at an alternative base rate or an adjusted LIBOR, plus an applicable margin of 1.50% in the case of alternative base rate loans and 2.50% in the case of adjusted LIBOR loans. The Revolving Credit Facility is secured by a first priority security interest in substantially all of our and our subsidiaries’ assets under a security agreement among the Company, the applicable subsidiaries and JPMorgan Chase, subject to an intercreditor agreement with the indenture trustee for the Senior Secured Notes. The Revolving Credit Facility has no scheduled principal amortization until the maturity date. Subject to the terms set forth in the Revolving Credit Agreement, we may borrow, repay and reborrow amounts under the Revolving Credit Facility at any time prior to the maturity date.

2016 Strategic Transactions

During 2016, we completed the following strategic transaction that had an impact and will continue to have an impact on our results of operations:

Acquisition of Skygistics Ltd.

On May 26, 2016, we completed the acquisition of substantially all of the assets of Skygistics (PTY) Ltd., for cash consideration of $3.8 million and additional contingent consideration of up to $1.0 million, subject to certain operational milestones. The acquisition provides a broad range of satellite and cellular connectivity options, as well as telematics solutions centered on the management of remote and mobile assets to more than 250 telematics and enterprise customers. For additional information regarding the Skygistics Acquisition, refer to “Note 3 — Acquisitions” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report on Form 10-K.

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

We derive product sales primarily from sales of industrial IoT telematics devices, modems and cellular wireless SIMs (for our terrestrial-communication services) to our resellers (i.e., our MCPs and MCAs) and direct customers. Revenues generated from product sales are either recognized when the products are shipped or when customers accept the product, depending on the specific contractual terms. Shipping costs billed to customers are included in product sales and the related costs are included as costs of product sales.

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

We primarily sell industrial IoT telematics devices and modems that we design and build using contract manufacturers. Each industrial IoT device and modem, we incur engineering costs, manufacturing costs, warehousing and shipping costs and inventory management costs.

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

Acquisition-related and integration costs

Acquisition-related and integration costs include professional services expenses and identifiable integration costs directly attributable to our acquisitions. These costs were expensed as incurred and are reflected in acquisition-related and integration costs on our consolidated statements of operations.

Results of operations for the years ended December 31, 2018 and 2017

Revenue

The table below presents our revenues for the years ended December 31, 2018 and 2017, together with the percentage of total revenue represented by each revenue category (in thousands):

	Year Ended December 31,
	2018		2017
Service revenues	$153,589	55.6%	$134,938	53.1%
Product sales	122,551	44.4%	119,282	46.9%
	$276,140	100.0%	$254,220	100.0%

Total revenues for the year ended December 31, 2018 increased $21.9 million, or 8.6%, to $276.1 million in 2018 from $254.2 million in 2017.

Service revenues

	Year Ended December 31,		Change
(In thousands)	2018	2017	Dollars	%
Service revenues	$153,589	$134,938	$18,651	13.8%

The increase in service revenue for the year ended December 31, 2018, compared to the prior year period, was primarily due to revenue generated from growth in billable subscriber communicators across our services and from inclusion of our 2017 acquisitions for a full year.

As of December 31, 2018, we had approximately 2,374,000 billable subscriber communicators compared to approximately 2,026,000 billable subscriber communicators as of December 31, 2017, an increase of 17.2%.

Service revenue growth can be impacted by the customary lag between subscriber communicator activations and recognition of service revenue from these units.

Product sales

	Year Ended December 31,		Change
(In thousands)	2018	2017	Dollars	%
Product sales	$122,551	$119,282	$3,269	2.7%

The increase in product revenues for the year ended December 31, 2018, compared to the prior year period, was primarily due to inclusion of our 2017 acquisitions for a full year. In addition, the year ended December 31, 2017 included significant product deployments to new customers, primarily 71,845 units to JB Hunt which did not recur in the year ended December 31, 2018.

Costs of revenues, exclusive of depreciation and amortization

	Year Ended December 31,		Change
(In thousands)	2018	2017	Dollars	%
Cost of services	$53,184	$50,548	$2,636	5.2%
Cost of product sales	93,444	99,640	(6,196)	(6.2)%

Cost of services is comprised of expenses to operate our network, such as payroll and related costs, including stock-based compensation, installation costs, and usage fees to third-party networks, but exclude depreciation and amortization discussed below. The increase in cost of services for the year ended December 31, 2018, compared to the prior year period, was primarily due to an increase in billable subscribers and inclusion of our 2017 acquisitions for a full year.

Cost of product sales includes the purchase price of subscriber communicators and SIMs sold, costs of warranty obligations, shipping charges, as well as operational costs to fulfill customer orders, including costs for employees and inventory management. The decrease in cost of product sales for the year ended December 31, 2018, compared to the prior year period, was primarily due to lower costs associated with the new product offerings, the mix of product shipments and the costs associated with the increased product sales in the year ended December 31, 2017.

Selling, general and administrative expenses

	Year Ended December 31,		Change
(In thousands)	2018	2017	Dollars	%
Selling, general and administrative expenses	$66,988	$55,753	$11,235	20.2%

SG&A expenses relate primarily to expenses for general management, sales and marketing, finance, audit and legal fees and general operating expenses. The increase in SG&A expenses for the year ended December 31, 2018, compared to the prior year period, reflects increases in employee-related costs and other operating expenses, mainly related to our 2017 acquisitions, offset, in part, by a reduction of the contingent earnout liability related to the acquisitions of Inthinc and Blue Tree.

Product development expenses

	Year Ended December 31,		Change
(In thousands)	2018	2017	Dollars	%
Product development	$13,405	$8,941	$4,464	49.9%

Product development expenses consist primarily of the expenses associated with our engineering efforts, including the cost of third parties to support our current applications. Product development expenses for the year ended December 31, 2018, compared to the prior year period, reflect increases in employee costs and other operating expenses, mainly related to our 2017 acquisitions.

Impairment charges – satellite network

	Year Ended December 31,		Change
(In thousands)	2018	2017	Dollars	%
Impairment charges - satellite network	$—	$31,224	$(31,224)	NM

Impairment charges relate to the impairment or loss of satellites on our proprietary network. The decrease for the year ended December 31, 2018, compared to the prior year period, was primarily due to the loss of three OG2 satellites during 2017. No impairment was recorded during 2018.

Depreciation and amortization

	Year Ended December 31,		Change
(In thousands)	2018	2017	Dollars	%
Depreciation and amortization	$49,684	$45,681	$4,003	8.8%

The increase in depreciation and amortization for the year ended December 31, 2018, compared to the prior year period, was primarily due to depreciation associated with our capitalized costs attributable to the design, development and enhancements of our products and services sold to our customers and our internally developed software, offset, in part, by lower depreciation associated with our satellite network as a result of impairments incurred in 2017.

Acquisition-related and integration costs

	Year Ended December 31,		Change
(In thousands)	2018	2017	Dollars	%
Acquisition-related and integration costs	$1,624	$3,315	$(1,691)	(51.0)%

Acquisition-related and integration costs include professional services expenses and identifiable integration costs directly attributable to our acquisitions. The decrease in acquisition-related and integration costs reflected lower acquisition and integration activity in the 2018 period compared to the prior year period.

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

	Year Ended December 31,		Change
(In thousands)	2018	2017	Dollars	%
Interest income	$1,918	$959	$959	100.0%
Other income (expense)	45	(160)	205	(128.1)%
Interest expense	(21,055)	(17,653)	(3,402)	19.3%
Loss on debt extinguishment	—	(3,868)	3,868	NM
Total other expense	$(19,092)	$(20,722)	$1,630	(7.9)%

The decrease in other expense for the year ended December 31, 2018, compared to the prior year, was primarily due to the loss on extinguishment of our Secured Credit Facilities with Macquarie CAF LLC incurred in the quarter ended June 30, 2017 and an increase in interest income mainly attributable to our lease receivable associated with customer product financing arrangements, offset, in part, by increased interest expense as a result of higher outstanding principal balances and higher interest rates associated with our Senior Secured Notes issued on April 10, 2017. We believe our foreign exchange exposure is limited as a majority of our revenue is collected in US Dollars.

Income taxes

In 2018, we recorded income taxes of $4.7 million, which primarily included foreign income taxes of $4.0 million from income generated by our international operations and $0.7 million of income tax benefit related to amortization of tax goodwill generated from acquisitions.

In 2017, we recorded income taxes of $(0.4) million, which primarily included foreign income taxes of $1.7 million from income generated by our international operations and $(2.1) million of income tax benefit related to the impact of the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) on the amortization of tax goodwill generated from our acquisitions.

Net loss

For the year ended December 31, 2018, we had a net loss of $25.9 million compared to net loss of $61.2 million for the year ended December 31, 2017. The 2018 period included a full year of increased interest expense arising from our Senior Secured Notes issued in April 2017 and increased SG&A and product development costs, while the 2017 period included the $31.2 million satellite impairment loss and the $3.9 million loss on extinguishment of debt related to our Secured Credit Facilities.

Noncontrolling interests

Noncontrolling interests relate to earnings and losses attributable to noncontrolling shareholders.

Net loss attributable to ORBCOMM Inc.

For the year ended December 31, 2018, we had a net loss attributable to our Company of $26.2 million, compared to a net loss of $61.3 million for the year ended December 31, 2017.

For the years ended December 31, 2018 and 2017, the net loss attributable to our common stockholders considers dividends of less than $0.1 million and $0.1 million, respectively, paid in shares of the Series A convertible preferred stock.

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

Total revenues for the year ended December 31, 2017 increased $67.5 million, or 36%, to $254.2 million in 2017 from $186.7 million in 2016.

Service revenues

	Year Ended December 31,		Change
(In thousands)	2017	2016	Dollars	%
Service revenues	$134,938	$112,881	$22,057	19.5%

The increase in service revenues for the year ended December 31, 2017, compared to the prior year period, was primarily due to revenue generated from growth in billable subscriber communicators across our services and from our acquisitions.

As of December 31, 2017, we had approximately 2,026,000 billable subscriber communicators compared to approximately 1,724,000 billable subscriber communicators as of December 31, 2016, an increase of 17.5%.

Service revenue growth can be impacted by the customary lag between subscriber communicator activations and recognition of service revenues from these units.

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

Cost of services is comprised of expenses to operate our network, such as payroll and related costs, including stock-based compensation, installation costs, and usage fees to third-party networks, but exclude depreciation and amortization discussed below. The increase in cost of service for the year ended December 31, 2017, compared to the prior year period, was primarily due to an increase in billable subscribers, installation costs associated with significant product deployments and from our acquisitions.

Cost of product sales includes the purchase price of subscriber communicators and SIMs sold, costs of warranty obligations, shipping charges, as well as operational costs to fulfill customer orders, including costs for employees and inventory management. The increase in cost of product sales for the year ended December 31, 2017, compared to the prior year period, was primarily due to costs associated with the increased product sales and changes in the mix of product shipments.

Selling, general and administrative expenses

	Year Ended December 31,		Change
(In thousands)	2017	2016	Dollars	%
Selling, general and administrative expenses	$55,753	$46,915	$8,838	18.8%

SG&A expenses relate primarily to expenses for general management, sales and marketing, finance, audit and legal fees and general operating expenses. The increase in SG&A expenses for the year ended December 31, 2017, compared to the prior year period, reflected increases in employee-related costs and other operating expenses, mainly related to our acquisitions, and increases in contractor and consulting costs for sales and engineering. In addition, the SG&A expenses for the year ended December 31, 2016 reflected a refund of regulatory fees of approximately $1.7 million that did not repeat in 2017.

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

Impairment charges — satellite network

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

Acquisition-related and integration costs include professional services expenses and identifiable integration costs directly attributable to our acquisitions. The increase in acquisition-related and integration costs reflected higher acquisition and integration activity for the year ended December 31, 2017, compared to the prior year period.

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

	Year Ended December 31,		Change
(In thousands)	2017	2016	Dollars	%
Interest income	$959	$378	$581	153.7%
Other (expense) income	(160)	484	(644)	(133.1)%
Interest expense	(17,653)	(9,085)	(8,568)	94.3%
Loss on debt extinguishment	(3,868)	—	(3,868)	NM
Total other expense	$(20,722)	$(8,223)	$(12,499)	152.0%

The increase in other expense for the year ended December 31, 2017, compared to the prior year period, was primarily due to increased interest expense as a result of higher outstanding principal balances and higher interest rates associated with our Senior Secured Notes issued April 10, 2017 and a loss on extinguishment of our Secured Credit Facilities.  We believe our foreign exchange exposure is limited as a majority of our revenue is collected in US Dollars.

Income taxes

In 2017, we recorded income taxes of $(0.4) million, which primarily included foreign income taxes of $1.7 million from income generated by our international operations and $(2.1) million of income tax benefit related to the impact of the 2017 Tax Act on the amortization of tax goodwill generated from our acquisitions.

In 2016, we recorded income taxes of $0.5 million, which primarily included foreign income taxes of $(0.1) million from income generated by our international operations and $0.6 million from amortization of tax goodwill generated from our acquisitions.

Net loss

For the year ended December 31, 2017, we had a net loss of $61.2 million compared to net loss of $23.2 million for the year ended December 31, 2016, primarily due to the $31.2 million satellite impairment, increased interest expense on our Senior Secured Notes as discussed above, and increased SG&A, offset, in part, by a $10.7 million satellite impairment charge included in the 2016 period.

Noncontrolling interests

Noncontrolling interests relate to earnings and losses attributable to noncontrolling shareholders.

Net loss attributable to ORBCOMM Inc.

For the year ended December 31, 2017, we had a net loss attributable to our Company of $61.3 million compared to net loss of $23.5 million for the year ended December 31, 2016.

For the years ended December 31, 2017 and 2016, the net loss attributable to our common stockholders considers dividends of less than $0.1 million and $0.1 million, respectively, paid in shares of the Series A convertible preferred stock.

Liquidity and Capital Resources

Overview

Our liquidity requirements arise from our working capital needs, our obligations to make scheduled payments of interest on our indebtedness, and our need to fund capital expenditures to support our current operations and to facilitate growth and expansion. We have financed our operations and expansion with cash flows from operating activities, sales of our common stock through public offerings and placements of public debt. At December 31, 2018, we have an accumulated deficit of $192.5 million. Our primary source of liquidity consists of cash and cash equivalents of $53.8 million and an unused $25.0 million Revolving Credit Facility under the Revolving Credit Agreement entered into on December 18, 2017, which we believe will be sufficient to provide working capital, make interest payments and make capital expenditures to support operations and facilitate growth and expansion for the next twelve months.

Operating activities

Cash provided by our operating activities in 2018 was $11.5 million resulting from a net loss of $25.9 million, offset by non-cash items including $49.7 million for depreciation and amortization and $7.9 million for stock-based compensation. These non-cash add-backs were offset by a working capital use of cash of $14.9 million. Working capital activities primarily consisted of a decrease of $14.9 million in accounts payable and accrued liabilities primarily related to timing of payments and an increase in accounts receivable of $14.0 million related to timing of collections, offset, in part, by a decrease of $8.3 million in inventories and a decrease in prepaid expenses and other assets of $4.0 million.

Cash used in our operating activities in 2017 was $5.0 million resulting from a net loss of $61.2 million, offset by non-cash items including $45.7 million for depreciation and amortization, $31.2 million for an impairment loss on our satellite network, $5.7 million for stock-based compensation and $3.1 million for amortization and write-off of deferred financing fees. These non-cash add-backs were offset by a working capital use of cash of $26.9 million. Working capital activities primarily consisted of net uses of cash of $16.9 million in inventories as a result of our increased business activities, increases in accounts receivable of $10.0 million relating to timing of collections and an increase in prepaid expenses and other assets of $10.5 million, offset, in part, by increases in accounts payable and accrued liabilities of $12.2 million as a result of timing of invoices.

Cash provided by our operating activities in 2016 was $28.9 million resulting from a net loss of $23.2 million, offset by non-cash items including $42.8 million for depreciation and amortization, $10.7 million for an impairment loss on our satellite network and $5.0 million for stock-based compensation. These non-cash add-backs were offset by a working capital use of cash of $7.2 million. Working capital activities primarily consisted of net uses of cash of $2.0 million in inventories as a result of our increased business activities, as well as an increase in prepaid expenses and other assets of $4.6 million and decreases in deferred revenues of $3.3 million, offset, in part, by increases in accounts payable and accrued liabilities of $4.9 million as a result of timing of invoices.

Investing activities

Cash used in our investing activities in 2018 was $21.5 million, resulting primarily from capital expenditures during the period.

Cash used in our investing activities in 2017 was $95.9 million, resulting from $67.9 million in cash consideration paid in connection with the Inthinc and Blue Tree Acquisitions and capital expenditures of $27.4 million, including approximately $4.0 million related to final payments for the OG2 program.

Cash used in our investing activities in 2016 was $31.1 million, resulting from capital expenditures of $28.4 million, including approximately $8.3 million related to payments for the OG2 program, as well as capitalized costs associated with the development and enhancements of our products and software, and $3.5 million in cash consideration paid in connection with the Skygistics Acquisition, offset, in part, by $1.0 million in a return of restricted cash upon reaching certain milestones related to our OG2 satellite constellation.

Financing activities

Cash provided by our financing activities in 2018 was $29.2 million, due to proceeds of $28.0 million received from our April 2018 Public Offering and $1.2 million from our employee stock purchase plan.

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

Our financing activities in 2016 includes cash provided by proceeds from our employee stock purchase plan of $0.3 million, offset by payments of contingent consideration of $0.3 million in connection with a previous acquisition.

Future Liquidity and Capital Resource Requirements

We believe that our existing cash and cash equivalents along with expected cash flows from operating activities and additional funds available under our Revolving Credit Facility entered into on December 18, 2017, will be sufficient over the next 12 months to provide working capital, cover interest payments on our debt facilities and fund growth initiatives and capital expenditures.

On April 10, 2017, we issued $250.0 million aggregate principal amount of 8.0% Senior Secured Notes due 2024. The Senior Secured Notes were issued pursuant to an Indenture, dated as of April 10, 2017, among us, the Guarantors and U.S. Bank National Association, as trustee and collateral agent. The Senior Secured Notes are unconditionally guaranteed on a senior secured basis by the Guarantors, and are secured on a first priority basis by (i) pledges of capital stock of certain of our directly- and indirectly-owned subsidiaries; and (ii) substantially all of our and our Guarantors’ other property and assets, to the extent a first priority security interest is able to be granted or perfected therein, and subject, in all cases, to certain specified exceptions, and an intercreditor agreement with the collateral agent for our revolving credit facility described below. Interest payments are due on the Senior Secured Notes semi-annually in arrears on April 1 and October 1, beginning October 1, 2017.

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

On April 10, 2017, a portion of the proceeds of the issuance of the Senior Secured Notes was used to repay in full our outstanding obligations under, and to terminate, our $150.0 million outstanding Secured Credit Facilities incurred pursuant to the secured credit facilities credit agreement, resulting in an early payment fee of $1.5 million and an additional expense associated with the remaining unamortized debt issuance cost of $2.4 million.

On December 18, 2017, we and certain of our subsidiaries entered into the Revolving Credit Agreement with JPMorgan Chase, as administrative agent and collateral agent. The Revolving Credit Agreement provides for a Revolving Credit Facility in an aggregate principal amount of up to $25.0 million for working capital and general corporate purposes and matures on December 18, 2022. The Revolving Credit Facility will bear interest at an alternative base rate or an adjusted LIBOR, plus an applicable margin of 1.50% in the case of alternative base rate loans and 2.50% in the case of adjusted LIBOR loans. The Revolving Credit Facility is secured by a first priority security interest in substantially all of our and our subsidiaries’ assets under a security agreement among the Company, the applicable subsidiaries and JPMorgan Chase, subject to an intercreditor agreement with the indenture trustee for the Senior Secured Notes. The Revolving Credit Facility has no scheduled principal amortization until the maturity date. Subject to the terms set forth in the Revolving Credit Agreement, we may borrow, repay and reborrow amounts under the Revolving Credit Facility at any time prior to the maturity date.

The Revolving Credit Agreement contains covenants that, among other things, limit our ability and our restricted subsidiaries’ ability to: (i) incur or guarantee additional indebtedness; (ii) pay dividends, make other distributions or repurchase or redeem capital stock; (iii) prepay, redeem or repurchase certain indebtedness; (iv) make loans and investments; (v) sell, transfer or otherwise dispose of assets; (vi) incur or permit to exist certain liens; (vii) enter into certain types of transactions with affiliates; (viii) enter into agreements restricting our subsidiaries’ ability to pay dividends; and (ix) consolidate, amalgamate, merge or sell all or substantially all of their assets; subject, in all cases, to certain specified exceptions. Such limitations have various baskets as set forth in the Revolving Credit Agreement.

At December 31, 2018, no amounts were outstanding under the Revolving Credit Facility. As of December 31, 2018, we were in compliance with all financial covenants under the Revolving Credit Agreement.

On June 9, 2017, we completed the Inthinc Acquisition for cash consideration of $34.2 million, issuance of 76,796 shares of our common stock, valued at $9.95 per share, and additional contingent consideration of up to $25.0 million, subject to meeting certain operational milestones, payable in stock or a combination of cash and stock at our election.

On June 15, 2017, we completed a private placement of 1,552,795 shares of our common stock at a price of $9.66 per share, calculated as 95% of the volume-weighted average trading price of our common stock for the 30 trading days ending on June 14, 2017, for which we received net proceeds of $15.0 million.

On October 2, 2017, we purchased all of the shares of Blue Tree for an aggregate consideration of (i) $34.3 million in cash; (ii) issuance of 191,022 shares of the Company’s common stock, valued at $10.47 per share, which reflected our common stock closing price one business day prior to the closing date; and (iii) additional consideration up to $5.8 million based on Blue Tree achieving certain thresholds, payable in stock or a combination of cash and stock at our election.

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

EBITDA and Adjusted EBITDA

EBITDA is defined as earnings attributable to ORBCOMM Inc., before interest income (expense), provision for income taxes and depreciation and amortization, and loss on debt extinguishment. We believe EBITDA is useful to our management and investors in evaluating our operating performance because it is one of the primary measures we use to evaluate the economic productivity of our operations, including our ability to obtain and maintain our customers, our ability to operate our business effectively, the efficiency of our employees and the profitability associated with their performance. It also helps our management and investors to meaningfully evaluate and compare the results of our operations from period to period on a consistent basis by removing the impact of our financing transactions and the depreciation and amortization impact of capital investments from our operating results. In addition, our management uses EBITDA in presentations to our board of directors to enable it to have the same measurement of operating performance used by management and for planning purposes, including the preparation of our annual operating budget. We also believe Adjusted EBITDA, defined as EBITDA adjusted for stock-based compensation expense, noncontrolling interests, impairment loss, non-capitalized satellite launch and in-orbit insurance and acquisition-related and integration costs, is useful to investors to evaluate our core operating results and financial performance because it excludes items that are significant non-cash or non-recurring expenses reflected in the consolidated statements of operations.

EBITDA and Adjusted EBITDA are not performance measures calculated in accordance with GAAP. While we consider EBITDA and Adjusted EBITDA to be important measures of operating performance, they should be considered in addition to, and not as a substitute for, or superior to, net loss or other measures of financial performance prepared in accordance with GAAP and may be different than EBITDA and Adjusted EBITDA measures presented by other companies.

The following table reconciles our net loss to EBITDA and Adjusted EBITDA for the periods shown:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Net loss attributable to ORBCOMM Inc.	$(26,244)	$(61,284)	$(23,511)
Income tax expense	4,658	(409)	517
Interest income	(1,918)	(959)	(378)
Interest expense	21,055	17,653	9,085
Loss on extinguishment of debt	—	3,868	—
Depreciation and amortization	49,684	45,681	42,803
EBITDA	47,235	4,550	28,516
Stock-based compensation	7,910	5,673	5,023
Net income attributable to the noncontrolling interests	305	89	285
Acquisition-related and integration costs	1,624	3,315	1,630
In-orbit insurance	—	—	1,119
Impairment charges	—	31,224	10,680
Adjusted EBITDA	$57,074	$44,851	$47,253

For the year ended December 31, 2018 compared to the year ended December 31, 2017, EBITDA increased $42.7 million, while net loss attributable to ORBCOMM Inc. improved $35.0 million. The rate of increase for EBITDA compared to the net loss improvement primarily reflects increased depreciation and amortization expense, increased income tax expense associated with our foreign entities, increased interest expense associated with our Senior Secured Notes issued in April 2017, offset, in part, by the loss on extinguishment of our Secured Credit Facilities incurred during the year ended December 31, 2017.  For the year ended December 31, 2018 compared to the year ended December 31, 2017, EBITDA increased $42.7 million while Adjusted EBITDA increased $12.2 million, primarily due to the impairment loss on our OG2 satellites incurred during the year ended December 31, 2017.

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

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2018 and the effect that those obligations are expected to have on our liquidity and cash flows in future periods:

	Payment Due by Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
Operating leases (1)	$18,332	$4,161	$6,872	$4,254	$3,045
Senior Secured Notes (2)	250,000	—	—	—	250,000
Interest payments on Senior Secured Notes (3)	106,667	20,000	40,000	40,000	6,667
Vendor parts supplier (4)	1,058	1,058	—	—	—
Carrier providers (5)	25,208	7,607	11,589	6,012	—
	$401,265	$32,826	$58,461	$50,266	$259,712

(1)	Amounts represent future minimum payments under operating leases for our office spaces and other facilities.

(2)	Amounts represent repayment of the principal of the Senior Secured Notes in April 2024 based on our outstanding long-term debt as of December 31, 2018.
(3)	Interest payments reflect borrowing rates for our outstanding long-term debt as of December 31, 2018.
(4)	Amounts represent future contractual minimums with a vendor parts supplier.
(5)	Amounts represent future contractual minimums with carrier airtime data providers based on the number of subscribers on these networks as of December 31, 2018.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

Our discussion and analysis of our results of operations, liquidity and capital resources are based on our consolidated financial statements which have been prepared in conformity with GAAP. The preparation of these consolidated financial statements requires us to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, accounts receivable, accounting for business combinations, goodwill, intangible assets, satellite network and other equipment, long-lived assets, capitalized development costs, income taxes, warranty costs, loss contingencies and the value of securities underlying stock-based compensation. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from our estimates and could have a significant adverse effect on our results of operations and financial position. We believe the following critical accounting policies affect our more significant estimates and judgments in the preparation of our consolidated financial statements.

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

We derive recurring service revenues mostly from monthly fees for industrial IoT connectivity services that consist of subscriber-based and recurring monthly usage fees for each subscriber communicator or SIM activated for use on its satellite network, other satellite networks and cellular wireless networks that we resell to our resellers, MCPs and MCAs, and direct customers. In addition, we earn service revenues from providing recurring AIS data services to government and commercial customers worldwide. We also earn recurring service revenues from activations of subscriber communicators and SIMs, optional separately-priced extended warranty service agreements extending beyond the initial warranty period, typically one year, which are billed to the customer upon shipment of a subscriber communicator, and royalty fees relating to the manufacture of subscriber communicators under a manufacturing agreement.

Service revenues derived from usage fees are generally based upon the data transmitted by a customer, the overall number of subscriber communicators and/or SIMs activated by each customer, and whether we provide services through our value-added portal. Using the output method, these service revenues are recognized over time, as services are rendered, or at a point in time, based on the contract terms. AIS service revenues are generated over time from monthly subscription-based services supplying AIS data to our customers and resellers using the output method. Revenues from the activation of both subscriber communicators and SIMs are initially recorded as deferred revenues and are, thereafter, recognized on a ratable basis using a time-based output method, generally over three years, the estimated life of the subscriber communicator. Revenues from separately priced extended warranty service agreements extending beyond the initial warranty period, typically one year, are initially recorded as deferred revenues and are, thereafter, recognized on a ratable basis using a time-based output method, generally over two to five years. Revenues generated from royalties relating to the manufacture of subscriber communicators by third parties are recognized at a point in time when the third party notifies us of the units it has manufactured and a unique serial number is assigned to each unit.

We earn other service revenues from installation services and engineering, technical and management support services. Revenues generated from installation services are recognized at a point in time using the output method when the services are completed. Revenues generated from engineering, technical and management support services are recognized over time as the service is provided. We also generate other service revenues through the sale of software licenses to our customers, which is recognized at a point in time using the output method when the license is provided to the customer.

Product sales are derived from sales of complete industrial IoT telematics devices, modems or cellular wireless SIMs (for our terrestrial-communication services) to our resellers (i.e., MCPs and MCAs) and direct customers. Product sales are recognized at a point in time when title transfers, when the products are shipped or when customers accept the products, depending on the specific contractual terms. Sales of subscriber communicators and SIMs are not subject to return, and title and risk of loss pass to the customer generally at the time of shipment.

Shipping costs billed to customers are included in product sales and the related costs are included as cost of product sales on our consolidated statements of operations.

We generate revenue from leasing arrangements of subscriber communicators, under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 840 “Leases” (“ASC 840”), using the estimated selling prices for each of the deliverables recognized.  Product and installation revenues associated with these arrangements are recognized upon shipment or installation of the subscriber communicator, depending on the specific contractual terms. Service and warranty revenues are recognized on an accrual basis, as services are rendered, or on a cash basis, if collection from the customer is not reasonably assured at the time the service is provided.

Revenue recognition for arrangements with multiple performance obligations

We enter into contracts with our customers that include multiple performance obligations, which typically include subscriber communicators, monthly usage fees and optional extended warranty service agreements. We evaluate each item to determine whether it represents a promise to transfer a distinct good or service to the customer and therefore is a separate performance obligation under FASB Accounting Standards Update (“ASU”) No. 2014-09 “Revenue from Contracts with Customers.” If a contract is separated into more than one performance obligation, we allocate the total transaction price to each performance obligation in an amount based on the estimated relative stand-alone selling prices of each performance obligation. We use an observable price to determine the stand-alone selling price for separate performance obligations when sold on its own or a cost-plus margin approach when one is not available.

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

Satellite network and other equipment

Satellite network and other equipment are stated at cost, less accumulated depreciation and amortization. We use judgment to determine the useful life of our satellite network based on the estimated operational lives of the satellites and periodic reviews of engineering data relating to the operation and performance of our satellite network.

Satellite network includes the costs of our constellation of satellites, and the ground and control facilities, which consists of gateway earth stations, gateway control centers and the network control center.

As of December 31, 2018 and 2017, assets under construction primarily consist of costs associated with acquiring, developing and testing software and hardware for internal and external use that have not yet been placed into service.

Accounting for business combinations

We account for acquired businesses using the acquisition method of accounting, which requires that assets acquired and liabilities assumed be recorded at their respective fair values on the date of acquisition. The fair value of the consideration paid is assigned to the underlying net assets of the acquired business based on their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded to goodwill. Intangible assets are amortized over the expected life of the asset. We make significant assumptions and estimates in determining the preliminary estimated purchase price and the preliminary allocation of the estimated purchase in the consolidated financial statements. These preliminary estimates and assumptions are subject to change as we finalize the valuations. The final valuations may change significantly from the preliminary estimates. Fair value determinations and useful life estimates are based on, among other factors, estimates of expected future cash flows from revenues of the intangible assets acquired, estimates of appropriate discount rates used to calculate the present value of expected future cash flows, estimated useful lives of the intangible assets acquired and other factors. Although we believe the assumptions and estimates we have made have been reasonable and appropriate, they are based, in part, on historical experience, information obtained from the management of the acquired companies and future expectations. For these and other reasons, actual results may vary significantly from estimated results.

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

A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators include a sustained and significant decline in our stock price and market capitalization, a decline in our expected future cash flows, a significant adverse change in legal factors or in the business climate and unanticipated competition. There was no goodwill impairment for the years ended December 31, 2018, 2017 and 2016.

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

There was no impairment charge recorded relating to intangible assets for the years ended December 31, 2018, 2017 and 2016.

If a satellite were to fail during launch or while in orbit, the resulting loss would be charged to expense in the period it is determined that the satellite is not recoverable. The amount of any such loss would be reduced by the insurance proceeds estimated to be received. Impairment losses of $31.2 million and $10.7 million related to the loss of OG2 satellites were recorded in the years ended December 31, 2017 and 2016, respectively. There were no insurance proceeds associated with these losses because of the deductible under our in-orbit insurance coverage. There was no impairment charge recorded in the year ended December 31, 2018.

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

Warranty costs

Warranty coverage is accrued upon product sales and provides for costs to replace or fix defective products. Our analysis of the warranty liabilities associated with the warranty coverage are estimated based on historical costs of the acquired companies to replace or fix products for customers, and may require additional liability for warranty coverage for other specific claims that are expected to be incurred within the warranty period, for which it is estimated that customers may have a warranty claim. Accrual estimates may differ from actual results and adjustments to the estimated warranty liability would be required.

Separately-priced extended warranty coverage is recorded as warranty revenue over the term of the extended warranty coverage and the related warranty costs during the coverage period are recorded as incurred.

Warranty coverage that includes additional services such as repairs or maintenance of the product is treated as a separate deliverable and the related warranty and repairs or maintenance costs are recorded as incurred.

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

Stock-based compensation

Our share-based compensation plans consist of the 2016 Long-Term Incentives Plan (the “2016 LTIP”) and the 2006 Long-Term Incentives Plan (the “2006 LTIP”), under which no further awards may be made. The 2016 LTIP, approved by our stockholders in April 2016, and the 2006 LTIP approved by our stockholders in April 2006, provide for the grants of non-qualified stock options, stock appreciation rights (“SARs”), common stock, restricted stock, restricted stock units (“RSUs”), performance units and performance shares to our employees and non-employee directors. We did not grant any stock options in 2018, 2017 and 2016.

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

For the years ended December 31, 2018, 2017 and 2016, we recognized $7.9 million, $5.7 million and $5.0 million of stock-based compensation expense, respectively. As of December 31, 2018, we had an aggregate of $10.7 million of unrecognized compensation costs for all share-based payment arrangements.

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

The fair value of each time-based and performance-based SAR award is estimated on the date of grant using the Black-Scholes option pricing model with the assumptions described below for the periods indicated. Depending how long our common stock has been publicly traded at the grant date, the expected volatility was based either on (i) an average of our historical volatility over the expected terms of the SAR awards and comparable publicly traded companies’ historical volatility or (ii) our historical volatility over the expected terms of SAR awards. We used the “simplified” method to determine the expected terms of SARs due to a limited history of exercises. Estimated forfeitures were based on voluntary and involuntary termination behavior as well as an analysis of actual forfeitures. The risk-free interest rate was based on the U.S. Treasury yield curve at the time of the grant over the expected term of the SAR grants. We did not grant time-based or performance-based SARs during the years ended December 31, 2018 and 2016.

	Year Ended December 31,
	2018	2017	2016
Risk-free interest rate	None	2.10%	None
Expected life (years)	None	6.0	None
Estimated volatility factor	None	59.85%	None
Expected dividends	None	None	None

The grant date fair values of RSU awards granted in 2018, 2017 and 2016 were based upon the closing stock price of our common stock on the date of grant.

Recent accounting pronouncements

In February 2016, the FASB issued ASU No. 2016-02 “Leases (Topic 842)” (“ASU 2016-02”), which is effective for fiscal years beginning after December 15, 2018. ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. Early adoption is permitted. We will adopt ASU 2016-02 in the first quarter of 2019 utilizing the modified retrospective transition method. While we are continuing to assess the potential impact of ASU 2016-02, we estimate that the adoption of ASU 2016-02 will result in the recognition of right-of-use assets and lease liabilities for operating leases in the range of approximately $10 million to $15 million on our consolidated balance sheets, with no material impact to our consolidated statements of operations.

In January 2017, the FASB issued ASU No. 2017-04 “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”), which is effective for fiscal years beginning after December 15, 2019. ASU 2017-04 removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation.  A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.  The adoption of this standard, which will be applied prospectively, is not expected to have a material impact on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risks

Effects of Inflation Risk

Overall, we believe that the impact of inflation risk on our business will not be significant.

Foreign Currency Risk

The majority of our revenues and expenses are transacted in U.S. dollars. Due to operations in Japan, Europe and Africa, we have foreign exchange exposures to non-U.S. dollar revenues. Due to operations in Canada, we have foreign exchange exposures to non-U.S. dollar expenses. For the years ended December 31, 2018 and 2017, revenues denominated in foreign currencies were approximately 14.9% and 12.0% of total revenues, respectively. For the year ended December 31, 2018, our revenues would have decreased by approximately 1.5% if the U.S. dollar would have strengthened by 10%.

We have assets and liabilities denominated in foreign currencies. At December 31, 2018, a hypothetical change in the fair value of these assets and liabilities from an increase (decrease) of 10% of the U.S. dollar would be an increase (decrease) of approximately $(0.4) million.

Concentration of Credit Risk

There were no customers with revenues greater than 10% of our consolidated total revenues for the years ended December 31, 2018 and 2016. For the year ended December 31, 2017, JB Hunt comprised 10.8% of our consolidated total revenues.

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

In connection with preparation of this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

(b)	Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based upon criteria established in Internal Control – Integrated Framework (2013) by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2018. The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in its attestation report which is included below.

(c)	Changes in Internal Control over Financial Reporting

We reviewed our internal control over financial reporting at December 31, 2018. As a result of the acquisitions of Inthinc and Blue Tree, we are in the process of integrating certain business processes and systems of Inthinc and Blue Tree. Accordingly, certain changes have been made and will continue to be made to our internal controls over financial reporting until such time as this integration is complete.

There have been no other changes in our internal control over financial reporting identified in an evaluation thereof that occurred during the last fiscal quarter of 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

ORBCOMM Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of ORBCOMM Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2018, and our report dated March 1, 2019 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

New York, New York

March 1, 2019

Item 9B.	Other Information

On February 26, 2019, we entered into amended and restated employment agreements (collectively, the “Employment Agreements” and each, an “Employment Agreement”), effective as of March 1, 2019, with each of Messrs. Marc J. Eisenberg, John J. Stolte Jr., Christian G. Le Brun, and Craig Malone (the “Executives”). The Employment Agreements have initial terms ending on December 31, 2019, which automatically extend by twelve additional calendar months unless either party notifies the other party in writing at least 90 days in advance of such expiration that he or it does not want such extension to occur or is otherwise terminated earlier by either party.

The Employment Agreements provide for: (i) annual base salaries in the amounts of $525,000 for Mr. Eisenberg, $280,000 for Mr. Malone, $275,000 for Mr. Stolte and $265,000 for Mr. Le Brun; (ii) target bonus opportunities of 100% (for Mr. Eisenberg) and 75% (for the other Executives) of annual base salary, payable in cash, subject to a maximum payment in an amount and dependent upon achievement of certain annual performance targets (both financial and qualitative) established each year by the Board of Directors; (iii) customary employee benefits, including medical and disability insurance, term life insurance (with a death benefit no less than three times his annual base salary for Mr. Eisenberg), paid holiday, vacation time, and participation in any profit sharing, pension plan, and equity incentive plan in which senior executives are generally permitted to participate; and (iv) standard covenants relating to confidentiality and assignment of intellectual property rights, a two-year post-employment non-solicitation covenant (for Messrs. Stolte and Malone, only to the extent they receive post-termination payments), a two-year (for Mr. Eisenberg) and one-year (for the other Executives) post-employment non-competition covenant (for Messrs. Stole and Malone, only to the extent they receive post-termination payments), and a covenant to comply with our policies, including any applicable compensation recoupment policy then in effect.  Mr. Eisenberg’s Employment Agreement also provides for an automobile reimbursement allowance of $1,200 a month.

If the employment of Messrs. Eisenberg, Stolte, Le Brun and Malone is terminated (1) by us without “cause” (as defined in each respective Employment Agreement), (2) as a result of a notice of non-extension of the respective Employment Agreement provided by us during the term of the Employment Agreement, or (3) for Mr. Eisenberg only, by Mr. Eisenberg due to a material change in his status, title, position or scope of authority or responsibility during the term of his Employment Agreement, each of Messrs. Eisenberg, Stolte, Le Brun and Malone will be entitled to receive an amount equal to the sum of (A) his base salary for a period of one year, payable beginning on the 60th day following his termination of employment (subject to any delay required by Section 409A) and (B) the amount equal to the target bonus opportunity for the calendar year in which his termination of employment occurs, payable in equal installments over a twelve-month period (the “Post-Termination Payments”), and continued health insurance coverage for one year following such termination. If the employment of Messrs. Stolte and Malone is terminated as a result of their disability during the term of their respective Employment Agreements, each of Messrs. Stolte and Malone will be entitled to continue to receive an amount equal to his base salary for a period of one year and continued health insurance coverage for one year following such termination.  Additionally, if Mr. Stolte’s employment is terminated as a result of his death during the term of his Employment Agreement, his estate will be entitled to receive an amount equal to his base salary for a period of one year following such termination. The Post-Termination Payments and insurance coverage are conditioned on the execution of a release in our favor by the terminated Executive.

If within the eighteen-month period following a change of control (as defined under the ORBCOMM Inc. 2016 Long Term Incentives Plan), the employment of the Executive is terminated (i) by us or our successor without “cause” or (ii) for Mr. Eisenberg only, by Mr. Eisenberg due a material change in his status, title, position, scope of authority or responsibility or if the successor in a change of control transaction does not continue Mr. Eisenberg’s employment on substantially equivalent terms as under his Employment Agreement, subject to the execution of a release in our favor, each of Messrs. Eisenberg, Stolte, Le Brun and Malone will be entitled to receive an amount equal to two times (for Mr. Eisenberg) and one and one-half times (for the other Executives) the Post-Termination Payments (payable in a lump sum on the 60th day following their respective termination of employment) and continued health insurance coverage for a period of eighteen months.

The description of the Employment Agreements set forth above is qualified in its entirety by reference to the Employment Agreements filed as Exhibits 10.10, 10.11, 10.12 and 10.13 to this Annual Report on Form 10-K and incorporated by reference herein.

PART III

Item 10.	Directors and Executive Officers of the Registrant and Corporate Governance

Identification of Directors

Reference is made to the information regarding directors under the heading “Election of Directors (Proposal 1)” in the Proxy Statement for our 2019 Annual Meeting of stockholders to be held on April 17, 2019 (our “2019 Proxy Statement”), which information is hereby incorporated by reference.

Identification of Executive Officers

Reference is made to the information regarding executive officers under the heading “Executive Officers of the Registrant” in Part I, Item 1 of this Annual Report on Form 10-K.

Identification of Audit Committee and Audit Committee Financial Expert

Reference is made to the information regarding directors under the heading “Board of Directors and Committees — Audit Committee” in our 2019 Proxy Statement, which information hereby is incorporated by reference.

Material Changes to Procedures for Recommending Directors

Reference is made to the information regarding directors under the heading “Board of Directors and Committees — Nominating and Corporate Governance Committee” in our 2019 Proxy Statement, which information is hereby incorporated by reference.

Compliance with Section 16(a) of the Exchange Act

Reference is made to the information under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2019 Proxy Statement, which information is hereby incorporated by reference.

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

Reference is made to the information under the headings “Board of Directors and Committees — Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Compensation of Executive Officers” in our 2019 Proxy Statement, which information is hereby incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership

Reference is made to the information under the heading “Security Ownership of Certain Beneficial Owners and Management” in our 2019 Proxy Statement, which information is hereby incorporated by reference.

Equity Compensation Plan Information

Reference is made to the information under the heading “Equity Compensation Plan Information” in our 2019 Proxy Statement, which information is hereby incorporated by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Reference is made to the information under the heading “Certain Relationships and Transactions with Related Persons” in our 2019 Proxy Statement, which information is hereby incorporated by reference.

Item 14.	Principal Accountant Fees and Services

Reference is made to the information under the heading “Proposal to Ratify the Appointment of Independent Registered Public Accounting Firm (Proposal 2) — Principal Accountant Fees” in our 2019 Proxy Statement, which information is hereby incorporated by reference.

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

Exhibit No.	Description

10.4	Schedule identifying agreements substantially identical to the form of Indemnification Agreement.

*10.5	2016 Long-Term Incentives Plan, filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed on April 26, 2016, is incorporated herein by reference.

*10.5.1

Form of Restricted Stock Unit Award Agreement (including Restricted Stock Unit Award Agreement Terms and Conditions) under the Company's 2016 Long-Term Incentives Plan for awards made prior to December 1, 2018, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, is incorporated herein by reference.

*10.5.2

Form of Performance Unit Award Agreement under the Company's 2016 Long-Term Incentives Plan for awards made prior to December 1, 2018, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, is incorporated herein by reference.

*10.5.3

Form of Restricted Stock Unit Award Agreement (including Restricted Stock Unit Award Agreement Terms and Conditions) under the Company’s 2016 Long-Term Incentives Plan for awards made on or after December 1, 2018, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, is incorporated herein by reference.

*10.5.4

Form of Performance Unit Award Agreement under the Company’s 2016 Long-Term Incentives Plan for awards made on or after December 1, 2018, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, is incorporated herein by reference.

*10.5.5

Form of Stock Appreciation Right Award Agreement (including Stock Appreciation Right Award Agreement Terms and Conditions) under the Company’s 2016 Long-Term Incentives Plan for awards made on or after December 1, 2018, filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, is incorporated herein by reference.

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

*10.7	Summary of Non-Employee Director Compensation, effective as of March 1, 2019.

*10.8

Employment Offer Letter of Michael W. Ford, dated as of August 20, 2018, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 21, 2018, is incorporated herein by reference.

*10.9.1

Employment Agreement between Robert G. Costantini and the Company, filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, is incorporated herein by reference.

*10.9.2

Letter Agreement, dated May 22, 2018, between Robert G. Costantini and the Company, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 22, 2018, is incorporated herein by reference.

10.10	Amended and Restated Employment Agreement between Marc J. Eisenberg and the Company, effective as of March 1, 2019.

*10.11	Amended and Restated Employment Agreement between John J. Stolte, Jr. and the Company, effective as of March 1, 2019.

*10.12	Amended and Restated Employment Agreement between Christian G. Le Brun and the Company, effective as of March 1, 2019.

*10.13	Amended and Restated Employment Agreement between Craig Malone and the Company, effective as of March 1, 2019.

Exhibit No.	Description

†10.14

Euroscan Share Purchase Agreement, dated as of March 11, 2014, by and among MWL Management B.V., R.Q. Management B.V., WBB GmbH, ING Corporate Investment Participaties B.V., ORBCOMM Netherlands B.V., Euroscan

and the Company, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, is incorporated herein by reference.

10.15

Agreement and Plan of Arrangement, dated as of November 1, 2014, among the Company, Soar Acquisition, Inc., SkyWave Mobile Communications Inc. and Randy Taylor Professional Corporation, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 6, 2014, is incorporated herein by reference.

10.16

Asset Purchase Agreement, dated as of October 5, 2015, among Ridgely Holdings, LLC, a wholly owned subsidiary of the Company, WAM Technologies, LLC (“WAM”) and the individual owners of WAM, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, is incorporated herein by reference.

10.17

Asset Purchase Agreement, dated June 9, 2017, among the Company, the sellers party thereto and inthinc Investors, L.P., in its capacity as stockholder representative, filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on June 12, 2017, is incorporated herein by reference.

10.18

Senior Secured Revolving Credit Agreement, dated as of December 18, 2017, among the Company, the guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 22, 2017, is incorporated herein by reference.

10.19

Security Agreement, dated as of December 18, 2017, among the Company, the subsidiaries party thereto and JPMorgan Chase Bank, N.A., as collateral agent, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 22, 2017, is incorporated herein by reference.

10.20

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

Item 16.  Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, ORBCOMM Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Township of Rochelle Park, State of New Jersey, on March 1, 2019.

ORBCOMM Inc.

By:	/s/ Marc J. Eisenberg
Marc J. Eisenberg
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 1, 2019 by the following persons in the capacities indicated:

Signature	Title

/s/ Marc J. Eisenberg	Chief Executive Officer and President and Director
Marc J. Eisenberg	(principal executive officer)

/s/ Jerome B. Eisenberg*	Chairman of the Board
Jerome B. Eisenberg

/s/ Marco Fuchs*	Director
Marco Fuchs

/s/ Didier Delepine*	Director
Didier Delepine

/s/ Timothy Kelleher*	Director
Timothy Kelleher

/s/ John Major*	Director
John Major

/s/ Gary H. Ritondaro*	Director
Gary H. Ritondaro

/s/ Karen Gould*	Director
Karen Gould

/s/ Denise Gibson*	Director
Denise Gibson

/s/ Michael W. Ford	Executive Vice President and Chief Financial Officer
Michael W. Ford	(principal financial officer)

/s/ Constantine Milcos	Senior Vice President and Chief Accounting Officer
Constantine Milcos	(principal accounting officer)

*By:	/s/ Christian G. LeBrun
Christian G. LeBrun, Attorney-in-Fact**
**	By authority of the Power of Attorney filed as Exhibit 24 hereto.

Report of Independent Registered Public Accounting Firm

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of ORBCOMM Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive (loss) income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 1, 2019 expressed an unqualified opinion.

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

New York, New York

March 1, 2019

ORBCOMM Inc.

Consolidated Balance Sheets

(in thousands, except par value and share data)

	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$53,766	$34,830
Accounts receivable, net of allowances for doubtful accounts of $4,072 and $400, respectively	57,665	46,900
Inventories	34,300	42,437
Prepaid expenses and other current assets	15,553	18,692
Total current assets	161,284	142,859
Satellite network and other equipment, net	160,070	174,178
Goodwill	166,129	166,678
Intangible assets, net	86,264	99,339
Other assets	12,603	12,036
Deferred income taxes	109	104
Total assets	$586,459	$595,194
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$15,527	$29,298
Accrued liabilities	35,735	33,016
Current portion of deferred revenue	5,954	6,263
Total current liabilities	57,216	68,577
Note payable — related party	1,298	1,366
Notes payable, net of unamortized deferred issuance costs	245,907	245,131
Deferred revenue, net of current portion	5,471	2,459
Deferred tax liabilities	16,109	17,646
Other liabilities	2,600	13,619
Total liabilities	328,601	348,798
Commitments and contingencies
Equity:
ORBCOMM Inc. stockholders’ equity
Series A Convertible Preferred Stock, par value $0.001; 1,000,000 shares authorized; 39,442 and 37,544 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	394	376
Common stock, par value $0.001; 250,000,000 shares authorized; 79,008,243 and 74,436,579 shares issued at December 31, 2018 and December 31, 2017	79	74
Additional paid-in capital	449,343	411,298
Accumulated other comprehensive (loss) income	(381)	256
Accumulated deficit	(192,507)	(166,245)
Less treasury stock, at cost; 29,990 shares at December 31, 2018 and December 31, 2017	(96)	(96)
Total ORBCOMM Inc. stockholders’ equity	256,832	245,663
Noncontrolling interests	1,026	733
Total equity	257,858	246,396
Total liabilities and equity	$586,459	$595,194

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ORBCOMM Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	Year Ended December 31,
	2018	2017	2016
Revenues:
Service revenues	$153,589	$134,938	$112,881
Product sales	122,551	119,282	73,863
Total revenues	276,140	254,220	186,744
Cost of revenues, exclusive of depreciation and amortization shown below:
Cost of services	53,184	50,548	37,913
Cost of product sales	93,444	99,640	55,037
Operating expenses:
Selling, general and administrative	66,988	55,753	46,915
Product development	13,405	8,941	6,252
Impairment charges - satellite network	—	31,224	10,680
Depreciation and amortization	49,684	45,681	42,803
Acquisition-related and integration costs	1,624	3,315	1,630
Loss from operations	(2,189)	(40,882)	(14,486)
Other (expense) income:
Interest income	1,918	959	378
Other income (expense)	45	(160)	484
Interest expense	(21,055)	(17,653)	(9,085)
Loss on debt extinguishment	—	(3,868)	—
Total other expense	(19,092)	(20,722)	(8,223)
Loss before income taxes	(21,281)	(61,604)	(22,709)
Income taxes	4,658	(409)	517
Net loss	(25,939)	(61,195)	(23,226)
Less: Net income attributable to the noncontrolling interests	305	89	285
Net loss attributable to ORBCOMM Inc.	$(26,244)	$(61,284)	$(23,511)
Net loss attributable to ORBCOMM Inc. common stockholders	$(26,262)	$(61,296)	$(23,525)
Per share information-basic:
Net loss attributable to ORBCOMM Inc. common stockholders	$(0.34)	$(0.84)	$(0.33)
Per share information-diluted:
Net loss attributable to ORBCOMM Inc. common stockholders	$(0.34)	$(0.84)	$(0.33)
Weighted average common shares outstanding:
Basic	77,603	72,882	70,907
Diluted	77,603	72,882	70,907

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ORBCOMM Inc.

Consolidated Statements of Comprehensive (Loss) Income

(in thousands)

	Year Ended December 31,
	2018	2017	2016
Net loss	$(25,939)	$(61,195)	$(23,226)
Other comprehensive (loss) income — Foreign currency translation adjustments	(649)	1,342	84
Other comprehensive (loss) income	(649)	1,342	84
Comprehensive loss	(26,588)	(59,853)	(23,142)
Less comprehensive income attributable to noncontrolling interests	(293)	(86)	(284)
Comprehensive loss attributable to ORBCOMM Inc.	$(26,881)	$(59,939)	$(23,426)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ORBCOMM Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net loss	$(25,939)	$(61,195)	$(23,226)
Adjustments to reconcile net loss to net cash provided by operating activities:
Change in allowance for doubtful accounts	3,426	85	310
Depreciation and amortization	49,684	45,681	42,803
Impairment loss – satellite network	—	31,224	10,680
Change in the fair values of acquisition-related contingent consideration	(8,035)	(1,002)	(360)
Amortization of the fair value adjustment related to StarTrak warranty liabilities	—	—	(57)
Amortization and write-off of deferred debt fees	776	3,106	835
Stock-based compensation	7,910	5,673	5,023
Foreign exchange loss (gain)	59	299	(106)
Deferred income taxes	(1,491)	(2,047)	256
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(14,040)	(10,025)	(1,702)
Inventories	8,277	(16,922)	(1,950)
Prepaid expenses and other assets	3,994	(10,474)	(4,574)
Accounts payable and accrued liabilities	(14,876)	12,168	4,893
Deferred revenue	2,708	(1,653)	(3,332)
Other liabilities	(999)	41	(567)
Net cash provided by (used in) operating activities	11,454	(5,041)	28,926
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	—	(67,911)	(3,452)
Capital expenditures	(22,198)	(27,360)	(28,424)
Change in restricted cash	—	—	1,000
Other	650	(650)	(198)
Net cash used in investing activities	(21,548)	(95,921)	(31,074)

ORBCOMM Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from financing activities:
Proceeds from issuance of common stock	27,967	15,000	—
Proceeds received from issuance of long-term debt	—	250,000	—
Payment under revolving credit facility	(14,000)	—	—
Proceeds from revolving credit facility	14,000	—	—
Cash paid for debt issuance costs	—	(5,359)	—
Proceeds received from employee stock purchase plan	1,194	1,001	345
Principal payment of long-term debt	—	(150,000)	—
Payment of deferred purchase consideration	—	(347)	(342)
Net cash provided by financing activities	29,161	110,295	3
Effect of exchange rate changes on cash and cash equivalents	(131)	474	91
Net increase (decrease) in cash and cash equivalents	18,936	9,807	(2,054)
Cash and cash equivalents:
Beginning of year	34,830	25,023	27,077
End of year	$53,766	$34,830	$25,023
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$20,036	$12,911	$8,787
Income taxes	$5,532	$805	$(94)
Supplemental cash flow disclosures (See Note 16)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ORBCOMM Inc.

Consolidated Statements of Changes in Equity

Years Ended December 31, 2018, 2017 and 2016

(in thousands, except share data)

						Accumulated
	Series A convertible				Additional	other
	Preferred stock		Common stock		paid-in	comprehensive	Accumulated	Treasury stock		Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	income (loss)	deficit	Shares	Amount	interests	equity
Balances, December 31, 2015	35,759	$357	70,613,642	$71	$381,659	$(1,174)	$(81,424)	29,990	$(96)	$363	$299,756
Vesting of restricted stock units	—	—	262,474	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	4,469	—	—	—	—	—	4,469
Payment of contingent consideration	—	—	35,464	—	352	—	—	—	—	—	352
Issuance of common stock under employee stock purchase plan	—	—	48,208	—	433	—	—	—	—	—	433
Conversion of Series A convertible preferred stock to common stock	(708)	(7)	1,178	—	7	—	—	—	—	—	—
Exercise of SARs	—	—	150,897	—	—	—	—	—	—	—	—
Series A convertible preferred stock dividend	1,415	14	—	—	—	—	(14)	—	—	—	—
Net loss	—	—	—	—	—	—	(23,511)	—	—	285	(23,226)
Foreign currency translation adjustments	—	—	—	—	—	85	—	—	—	(1)	84
Balances, December 31, 2016	36,466	$364	71,111,863	$71	$386,920	$(1,089)	$(104,949)	29,990	$(96)	$647	$281,868
Vesting of restricted stock units	—	—	584,261	1	—	—	—	—	—	—	1
Stock-based compensation	—	—	—	—	5,086	—	—	—	—	—	5,086
Payment of contingent consideration	—	—	40,372	—	347	—	—	—	—	—	347
Issuance of common stock under employee stock purchase plan	—	—	129,838	—	1,183	—	—	—	—	—	1,183
Proceeds received from issuance of common stock in connection with a private offering	—	—	1,552,795	2	14,998	—	—	—	—	—	15,000
Issuance of common stock in connection with acquisitions	—	—	267,818	—	2,764	—	—	—	—	—	2,764
Exercise of SARs	—	—	749,632	—	—	—	—	—	—	—	—
Series A convertible preferred stock dividend	1,078	12	—	—	—	—	(12)	—	—	—	—
Net loss	—	—	—	—	—	—	(61,284)	—	—	89	(61,195)
Foreign currency translation adjustments	—	—	—	—	—	1,345	—	—	—	(3)	1,342
Balances, December 31, 2017	37,544	$376	74,436,579	$74	$411,298	$256	$(166,245)	29,990	$(96)	$733	$246,396
Vesting of restricted stock units	—	—	581,013	1	—	—	—	—	—	—	1
Stock-based compensation	—	—	—	—	8,060	—	—	—	—	—	8,060
Issuance of common stock under employee stock purchase plan	—	—	152,965	—	1,194	—	—	—	—	—	1,194
Proceeds received from issuance of common stock, net of underwriters' discounts and commissions and offering costs of $1,705	—	—	3,450,000	3	27,964	—	—	—	—	—	27,967
Common stock issued as payment for MPUs	—	—	81,277	—	827	—	—	—	—	—	827
Exercise of SARs	—	—	306,409	1	—	—	—	—	—	—	1
Series A convertible preferred stock dividend	1,898	18	—	—	—	—	(18)	—	—	—	—
Net loss	—	—	—	—	—	—	(26,244)	—	—	305	(25,939)
Foreign currency translation adjustments	—	—	—	—	—	(637)	—	—	—	(12)	(649)
Balances, December 31, 2018	39,442	$394	79,008,243	$79	$449,343	$(381)	$(192,507)	29,990	$(96)	$1,026	$257,858

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts)

Note 1.    Organization and Business

ORBCOMM Inc. (“ORBCOMM” or the “Company”), a Delaware corporation, is a global provider of industrial Internet of Things (“IoT”) solutions, including network connectivity, devices, device management and web reporting applications. The Company’s industrial IoT products and services are designed to track, monitor, control and enhance security for a variety of assets, such as trailers, trucks, rail cars, sea containers, power generators, fluid tanks, marine vessels, diesel or electric powered generators (“gensets”), oil and gas wells, pipeline monitoring equipment, irrigation control systems and utility meters, in the transportation and supply chain, heavy equipment, fixed asset monitoring and maritime industries, as well as for governments. Additionally, the Company provides satellite Automatic Identification Service (“AIS”) data services to assist in vessel navigation and to improve maritime safety for government and commercial customers worldwide. Through two acquisitions in 2017, the Company added vehicle fleet management, as well as in-cab and fleet vehicle solutions to its transportation product portfolio. The Company provides its services using multiple network platforms, including a constellation of low-Earth orbit (“LEO”) satellites and accompanying ground infrastructure, as well as terrestrial-based cellular communication services obtained through reseller agreements with major cellular (Tier One) wireless providers. The Company also offers customer solutions utilizing additional satellite network service options that the Company obtains through service agreements entered into with multiple mobile satellite providers. The Company’s satellite-based customer solution offerings use small, low power, mobile satellite subscriber communicators for remote asset connectivity, and the Company’s terrestrial-based solutions utilize cellular data modems with subscriber identity modules (“SIMs”). The Company also resells service using the two-way Inmarsat plc satellite network to provide higher bandwidth, low-latency satellite products and services, leveraging the Company’s IsatDataPro (“IDP”) technology. The Company’s customer solutions provide access to data gathered over these systems via connections to other public or private networks, including the Internet. The Company provides what it believes are the most versatile, leading-edge industrial IoT solutions in its markets to enable its customers to run their business more efficiently.

Note 2.    Summary of Significant Accounting Policies

Basis of presentation

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). In the opinion of management, the financial statements as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016 include all adjustments (including normal recurring accruals) necessary for a fair presentation of the consolidated financial position, results of operations, comprehensive income and cash flows for the periods presented. The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned and majority-owned subsidiaries and investments in variable interest entities in which the Company is determined to be the primary beneficiary. All significant intercompany accounts and transactions have been eliminated in consolidation. The portions of majority-owned subsidiaries that the Company does not own are reflected as noncontrolling interests on the consolidated balance sheet. Noncontrolling interests in companies are accounted for by the cost method where the Company does not exercise significant influence over the investee. Investments in entities over which the Company has the ability to exercise significant influence but does not have a controlling interest are accounted for under the equity method of accounting. The Company considers several factors in determining whether it has the ability to exercise significant influence with respect to investments, including, but not limited to, direct and indirect ownership level in the voting securities, active participation on the board of directors, approval of operating and budgeting decisions and other participatory and protective rights. Under the equity method, the Company’s proportionate share of the net income or loss of such investee is reflected in the Company’s consolidated results of operations. When the Company does not exercise significant influence over the investee, the investment is accounted for under the cost method. Although the Company owns interests in companies that it accounts for pursuant to the equity method, the investments in those entities had no carrying value as of December 31, 2018 and 2017. The Company has no guarantees or other funding obligations to those entities, and the Company had no equity in the earnings or losses of those investees for the years ended December 31, 2018, 2017 and 2016.

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses at the date of the consolidated financial statements and during the reporting periods, and to disclose contingent assets and liabilities at the date of the consolidated financial statements. Actual results could differ from those estimates. The most significant estimates relate to recognition of revenue, allowances over accounts receivable, reserves over inventory balances, the recognition and measurement of assets acquired and liabilities assumed in business combinations at fair value, assessment of indicators of goodwill impairment, measurement of contingent considerations at fair value, determination of useful lives of the Company’s satellite network and other equipment and intangible assets, the assessment of expected cash flows used in evaluating long-lived assets, including intangible assets, for impairment, calculation of capitalized development costs, accounting for uncertainties in income tax positions, estimates associated with warranty costs and loss contingencies, estimates related to the recognition and subsequent valuation of contingent considerations and the value of securities underlying stock-based compensation.

Business combinations

The Company accounts for business combinations pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805 “Business Combinations”, which requires that assets acquired and liabilities assumed be recorded at their respective fair values on the date of acquisition. The fair value of the consideration paid is assigned to the underlying net assets of the acquired business based on their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is allocated to goodwill. The purchase price allocation process requires the Company to make significant assumptions and estimates in determining the purchase price and the fair value of assets acquired and liabilities assumed at the acquisition date. The Company’s assumptions and estimates are subject to refinement and, as a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon conclusion of the measurement period, any subsequent adjustments are recorded to the Company’s consolidated statements of operations. The Company’s consolidated financial statements and results of operations reflect an acquired business after the completion of the acquisition.

Contingent consideration

The Company determines the acquisition date fair value of contingent consideration obligations based on a probability-weighted income approach derived from milestone estimates and a probability assessment with respect to the likelihood of achieving performance metrics. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in FASB ASC Topic 820 “Fair Value Measurement.” At each reporting date, the contingent consideration obligation will be revalued to estimated fair value and changes in fair value will be reflected as income or expense in the Company’s consolidated statement of operations. Changes in the fair value of the contingent consideration obligations may result from changes in probability assumptions with respect to the likelihood of achieving the various contingent payment obligations. Adverse changes in assumptions utilized in the Company’s contingent consideration fair value estimates could result in an increase in the Company’s contingent consideration obligation and a corresponding charge to operating income.

Acquisition-related and integration costs

Acquisition-related and integration costs include professional services expenses and identifiable integration costs directly attributable to acquisitions. For the years ended December 31, 2018, 2017 and 2016, the Company incurred acquisition-related and integration costs of $1,624, $3,315 and $1,630, respectively. These costs were expensed as incurred and are reflected in acquisition-related and integration costs on the Company’s consolidated statements of operations.

Revenue recognition

On January 1, 2018, the Company adopted FASB Accounting Standards Update (“ASU”) No. 2014-09 “Revenue from Contracts with Customers” (“ASU 2014-09”). The Company reviewed its contract portfolio and determined its application of ASU 2014-09 did not have a material impact on the comparability of revenue recognized prior to the adoption of ASU 2014-09.

The Company derives recurring service revenues mostly from monthly fees for industrial IoT connectivity services that consist of subscriber-based and recurring monthly usage fees for each subscriber communicator or SIM activated for use on its satellite network, other satellite networks and cellular wireless networks that the Company resells to its resellers, Market Channel Partners (“MCPs”) and Market Channel Affiliates (“MCAs”), and direct customers. In addition, the Company earns service revenues from subscription-based services providing recurring AIS data services to government and commercial customers worldwide. The Company also earns recurring service revenues from activations of subscriber communicators and SIMs, optional separately priced extended warranty service agreements extending beyond the initial warranty period, typically one year, which are billed to the customer upon shipment of a subscriber communicator, and royalty fees relating to the manufacture of subscriber communicators under a manufacturing agreement.

Service revenues derived from usage fees are generally based upon the data transmitted by a customer, the overall number of subscriber communicators and/or SIMs activated by each customer, and whether the Company provides services through its value-added portal. Using the output method, these service revenues are recognized over time, as services are rendered, or at a point in time, based on the contract terms. AIS service revenues are generated over time from monthly subscription-based services supplying AIS data to its customers and resellers using the output method. Revenues from the activation of both subscriber communicators and SIMs are initially recorded as deferred revenues and are, thereafter, recognized on a ratable basis using a time-based output method, generally over three years, the estimated life of the subscriber communicator. Revenues from separately priced extended warranty service agreements extending beyond the initial warranty period, typically one year, are initially recorded as deferred revenues and are, thereafter, recognized on a ratable basis using a time-based output method, generally over two to five years. Revenues generated from royalties relating to the manufacture of subscriber communicators by third parties are recognized at a point in time when the third party notifies the Company of the units it has manufactured and a unique serial number is assigned to each unit by the Company. The Company earns other service revenues from installation services and engineering, technical and management support services. Revenues generated from installation services are recognized at a point in time using the output method when the services are completed. Revenues generated from engineering, technical and management support services are recognized over time as the service is provided. The Company also generates other service revenues through the sale of software licenses to its customers, which is recognized at a point in time using the output method when the license is provided to the customer.

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

Amounts received prior to the performance of services under customer contracts are recognized as deferred revenues and revenue recognition is deferred until such time that all revenue recognition criteria have been met. Deferred revenue as of December 31, 2018 and 2017 consisted of the following:

	December 31,
	2018	2017
Service activation fees	$2,813	$5,509
Prepaid services	7,816	2,754
Extended warranty revenues	796	459
	11,425	8,722
Less current portion	(5,954)	(6,263)
Long-term portion	$5,471	$2,459

During the years ended December 31, 2018 and 2017, the Company recognized revenue of $5,236 and $6,114, respectively, which had been included as deferred revenue as of December 31, 2017 and 2016.

Shipping costs billed to customers are included in product sales and the related costs are included as cost of product sales on the Company’s consolidated statements of operations.

The Company generates revenue from leasing arrangements of subscriber communicators, under FASB ASC Topic 840 “Leases” (“ASC 840”), using the estimated selling prices for each of the deliverables recognized.  Product and installation revenues associated with these arrangements are recognized upon shipment or installation of the subscriber communicator, depending on the specific contractual terms. Service and warranty revenues are recognized on an accrual basis, as services are rendered, or on a cash basis, if collection from the customer is not reasonably assured at the time the service is provided.

The following table summarizes the components of revenue from contracts with customers, as well as revenue recognized under ASC 840:

	Year Ended December 31,
	2018	2017	2016
Revenue from contracts with customers:
Recurring service revenues	$148,367	$126,540	$106,515
Other service revenues	5,222	8,398	6,366
Total service revenues	153,589	134,938	112,881
Product sales	117,018	112,942	73,863
Total revenue from contracts with customers	270,607	247,880	186,744
Product sales recognized under ASC 840	5,533	6,340	—
Total revenues	$276,140	$254,220	$186,744

Revenue recognition for arrangements with multiple performance obligations

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

The Company has elected not to disclose the value of unsatisfied performance obligations since these obligations would have an original expected length of one year or less.

Costs of revenues

The Company operates its own LEO satellite network and accompanying ground equipment, including fifteen gateway earth stations, three AIS data reception earth stations, and three regional gateway control centers. The Company’s proprietary satellite-based communications system is typically characterized by high initial capital expenditures and relatively low marginal costs for providing service. The Company resells network connectivity for two other satellite networks and seven terrestrial network partners. Reselling network connectivity typically involves a cost for each device connected to the network system and the amount paid to each provider will vary. Cost of services is comprised of expenses to operate the Company’s network, such as payroll and related costs, including stock-based compensation, installation costs, and usage fees to third-party networks.

The Company mostly sells industrial IoT telematics devices and modems that the Company designs and builds with contract manufacturers. Cost of product sales includes the purchase price of subscriber communicators and SIMs sold, costs of warranty obligations, shipping charges, as well as operational costs of the Company’s employees and inventory management to fulfill customer orders.

Foreign currency translation

The Company has foreign operations where the functional currency is the local currency. For these operations, assets and liabilities are translated using end-of-period exchange rates and revenues, expenses and cash flows are translated using average rates of exchange for the period. Equity is translated at the rate of exchange at the date of the equity transaction. Translation adjustments are recognized in stockholders’ equity as a component of accumulated other comprehensive income (loss). Foreign currency transaction gains and losses related to assets and liabilities that are denominated in a currency other than the functional currency are included in other income (expense) on the consolidated statements of operations. Foreign currency translation gains and losses related to operational expenses denominated in a currency other than the functional currency are included in selling, general and administrative expenses (“SG&A”) on the consolidated statements of operations. For the years ended December 31, 2018, 2017 and 2016, the Company recorded a foreign currency translation loss of $76, $374, and $4, respectively.

Fair value of financial instruments

The Company has no financial assets or liabilities that are measured at fair value on a recurring basis. However, if certain triggering events occur, the Company is required to evaluate the non-financial assets for impairment and any resulting asset impairment would require that a non-financial asset be recorded at fair value. FASB ASC Topic 820 “Fair Value Measurement Disclosure,” prioritizes inputs used in measuring fair value into a hierarchy of three levels: Level 1- unadjusted quoted prices for identical assets or liabilities traded in active markets; Level 2- inputs other than quoted prices included within Level 1 that are either directly or indirectly observable; and Level 3- unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions that market participants would use in pricing.

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

The carrying amounts and fair values of the Company’s Senior Secured Notes are shown in the following table:

	December 31, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Secured Notes	$250,000	$255,000	$250,000	$266,550

The fair value of the note payable-related party, $1,298 book value, has a de minimis value.

Cash and cash equivalents

The Company considers all liquid investments with original maturities of three months or less, at the time of purchase, to be cash equivalents. At December 31, 2018 and 2017, the Company had a cash balance of $53,766 and $34,830, respectively.

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

There were no customers with revenues greater than 10% of the Company’s consolidated total revenues for the years ended December 31, 2018 and 2016. For the year ended December 31, 2017, JB Hunt Transport Services, Inc. comprised 10.8% of the Company’s consolidated total revenues.

There were no customers with accounts receivable greater than 10% of the Company’s consolidated accounts receivable as of December 31, 2018 and 2017.

As of December 31, 2018, the Company did not maintain in-orbit insurance coverage for its ORBCOMM Generation 1 (“OG1”) or ORBCOMM Generation 2 (“OG2”) satellites to address the risk of potential systemic anomalies, failures or catastrophic events affecting its satellite constellation.

Inventories

Inventories are stated at the lower of cost or net realizable value, determined on a weighted average cost basis. At December 31, 2018 and 2017, inventory, net of inventory obsolescence, consisted primarily of finished goods and purchased parts to be utilized by its contract manufacturer totaling $27,701 and $34,465, respectively, and raw materials totaling $6,599 and $7,972, respectively. The Company reviews inventory quantities on hand, evaluates the realizability of inventories and adjusts the carrying value as necessary based on forecasted product demand. A provision, recorded in cost of product sales on the Company’s consolidated statements of operations, is made for potential losses on slow-moving and obsolete inventories, when identified.

Satellite network and other equipment, net

Satellite network and other equipment, net are stated at cost less accumulated depreciation and amortization. Major renewals and improvements are capitalized, while maintenance and repairs are charged to operations as incurred.

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

Satellite network includes costs of the constellation of satellites, and the ground and control facilities, consisting of gateway earth stations, gateway control centers and the network control center.

As of December 31, 2018 and 2017, assets under construction primarily consist of costs associated with acquiring, developing and testing software and hardware for internal and external use that have not yet been placed into service.

The Company capitalized interest on its Initial Term Loan Facility, as defined below, during the construction period of its satellites and began depreciating these costs upon the satellites being placed into service. Capitalized interest was added to the cost of the satellites prior to being placed in service. The Company capitalized interest and deferred issuance costs associated with these facilities through March 1, 2016, the date the final 11 OG2 satellites were placed in service. For the year ended December 31, 2016, interest capitalized was $744.

Valuation of long-lived assets

Property and equipment and other long-lived assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company measures recoverability by comparing the carrying amount to the projected undiscounted cash flows the assets are expected to generate. An impairment loss is recognized to the extent the carrying value exceeds the fair value.

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

If a satellite were to fail while in orbit, the resulting loss would be charged to expense in the period it is determined that the satellite is not recoverable. The amount of any such loss would be reduced to the extent of insurance proceeds estimated to be received. During the years ended December 31, 2017 and 2016, an impairment loss of $31,224 and $10,680 was recorded, respectively, to write off the net book value relating to the Company’s in-orbit OG2 satellites. In addition, an impairment loss of $466 to write off the net book value related to one of the Company’s leased AIS satellites was recorded in the year ended December 31, 2016. There was no impairment loss recorded for the year ended December 31, 2018. See “Note 6 – Satellite Network and Other Equipment, Net” for additional details relating to the impairment of these satellites.

Capitalized development costs for internal use

The Company capitalizes the costs of acquiring, developing and testing software to meet the Company’s internal needs. Capitalization of costs associated with software obtained or developed for internal use commences when both the preliminary project stage is completed and management has authorized further funding for the project, based on a determination that it is probable that the project will be completed and used to perform the function intended. Capitalized costs include only (1) external direct cost of materials and services consumed in developing or obtaining internal-use software, and (2) payroll and payroll-related costs for employees who are directly associated with and devote time to the internal-use software project. Capitalization of such costs ceases no later than the point at which the project is substantially complete and ready for its intended use. Internal-use software costs are amortized once the software is placed in service using the straight-line method over periods ranging from three to seven years.

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

The Company tests for an indication of goodwill impairment annually on November 30 or when an indicator of impairment exists, by comparing the fair value of the reporting unit to its carrying value. If there is an indication of impairment, the Company performs a “step two” test to measure the impairment. There was no impairment of goodwill for the years ended December 31, 2018, 2017 and 2016.

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

Warranty costs

The Company accrues for warranty coverage on product sales estimated at the time of sale based on historical costs to repair or replace products for customers compared to historical product sales. The warranty accrual is included in accrued liabilities on the Company’s consolidated balance sheets.

Separately-priced extended warranty coverage is recorded as warranty revenue over the term of the extended warranty coverage and the related warranty costs are recorded as incurred during the coverage period.

Warranty coverage that includes additional services, such as repairs and maintenance of the product, is treated as a separate performance obligation and the related warranty and repairs/maintenance costs are recorded as incurred.

Income taxes

The Company estimates its income taxes separately for each tax jurisdiction in which it conducts operations. This process involves estimating actual current tax expense and assessing temporary differences resulting from different treatment of items between book and tax which results in deferred tax assets and liabilities. The Company recognizes a change in income in tax rates on deferred tax assets and liabilities in the period that includes the enactment date. Valuation allowances are established when realization of deferred tax assets is not considered more likely than not.

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

In determining whether the realization of deferred tax assets is considered to be more likely than not, the Company assesses the realizability of the deferred tax assets on a jurisdiction by jurisdiction basis. This assessment is dependent upon past operating results and projected profitability. The weight given to the positive and negative evidence is commensurate with the extent to which the evidence is objectively verified.

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

Pre-acquisition contingencies

The Company has evaluated pre-acquisition contingencies that existed as of the acquisition dates of the businesses acquired. If any pre-acquisition contingencies acquired as part of an acquisition become probable and estimable, the Company will record such amounts at fair market value in the measurement period or the Company’s results of operations after the measurement period, as applicable.

Stock-based compensation

The Company measures and recognizes stock-based compensation expense for equity-based payment awards made to employees and directors based on estimated fair values on the date of grant. For equity-based payment awards, the Company recognizes compensation expense over the service period, net of estimated forfeitures using the straight-line method. For awards with non-market performance conditions, an evaluation is made at the grant date and future periods as to the likelihood of the performance criteria being met. Compensation expense is adjusted for changes in the likelihood of achieving the performance condition until the vesting date. For liability-based awards with market performance conditions, compensation expense is revalued at the end of each quarter based on the awards’ fair value using the graded vesting attribution method over the vesting period.

Recent accounting pronouncements

In February 2016, the FASB issued ASU No. 2016-02 “Leases (Topic 842)” (“ASU 2016-02”), which is effective for fiscal years beginning after December 15, 2018. ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both finance and operating leases, along with additional qualitative and quantitative disclosures. Early adoption is permitted. The Company will adopt ASU 2016-02 in the first quarter of 2019 utilizing the modified retrospective transition method. While the Company is continuing to assess the potential impact of ASU 2016-02, the Company estimates that the adoption of ASU 2016-02 will result in the recognition of right-of-use assets and lease liabilities for operating leases in the range of approximately $10 million to $15 million on its consolidated balance sheets, with no material impact to its consolidated statements of operations.

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

Note 3.    Acquisitions

2017 Business Development

Blue Tree Systems Limited

On October 2, 2017, pursuant to a Share Purchase Agreement entered into by ORBCOMM Technology Ireland Limited, a wholly owned subsidiary of the Company, and Blue Tree Systems Investment Limited, Investec Ventures Ireland Limited and certain individual sellers (collectively, the “Sellers”), the Company completed the acquisition of 100% of the outstanding shares of Blue Tree Systems Limited, for an aggregate consideration of (i) $34,331 in cash; (ii) issuance of 191,022 shares of the Company’s common stock, valued at $10.47 per share, which reflected the Company’s common stock closing price one business day prior to the closing date; and (iii) additional consideration up to $5,750 based on Blue Tree Systems Limited achieving certain operational objections (the “Blue Tree Acquisition”).

Purchase Price Allocation

The Blue Tree Acquisition has been accounted for using the acquisition method of accounting. This method requires that assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date (the “Acquisition Method”). The excess of the preliminary purchase price over the preliminary net assets was recorded as goodwill. The preliminary allocation of the purchase price was based upon a preliminary valuation and the estimates and assumptions are subject to change during the one-year measurement period.  The total consideration for the Blue Tree Acquisition was $37,107, of which $776 represents acquisition date contingent consideration at fair value, in a debt-free, cash-free transaction. During the year ended December 31, 2018, the Company recorded a measurement period adjustment related to certain working capital accounts, resulting in a decrease in goodwill of $393. The purchase price allocation for the acquisition is as follows:

Amount
Cash	$656
Accounts receivable	2,335
Inventories	1,395
Prepaid expenses and other current assets	992
Property, plant and equipment	72
Intangible assets	12,020
Total identifiable assets acquired	17,470
Accounts payable	4,124
Accrued expenses	778
Deferred tax liability	1,503
Total liabilities assumed	6,405
Net identifiable assets acquired	11,065
Goodwill	26,042
Total purchase price	$37,107

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
		$12,020

Goodwill

The Blue Tree Acquisition solidified the Company’s transportation offering of fleet management and driver safety solutions to enterprises and industrial companies around the world that operate large commercial vehicle fleets. These factors contributed to a preliminary estimated purchase price resulting in the recognition of goodwill. The goodwill attributable to the Blue Tree Acquisition is not deductible for tax purposes.

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

Contingent Consideration

Additional consideration is conditionally due to the Sellers upon achievement of certain financial milestones through December 2018. The fair value measurement of the contingent consideration obligation is determined using Level 3 unobservable inputs supported by little or no market activity based on the Company’s own assumptions. The estimated fair value of the contingent consideration was determined based on the Company’s preliminary estimates using the probability-weighted discounted cash flow approach. The financial milestone for this contingent consideration has not been met, and therefore, the Company recorded a reduction of the contingent liability of $776 in selling, general and administrative (“SG&A”) expenses on the consolidated statement of operations for the year ended December 31, 2018.

inthinc Technology Solutions, Inc.

On June 9, 2017, pursuant to the asset purchase agreement (the “Asset Purchase Agreement”) entered into by the Company and, inthinc, Inc., inthinc Technology Solutions, Inc., tiwi, Inc., inthinc Telematics, Inc., DriveAware, Inc., inthinc Chile, SP, and inthinc Investors, L.P. (collectively, “Inthinc”), the Company completed the acquisition of Inthinc for an aggregate consideration of (i) $34,236 in cash, on a debt-free, cash-free basis; (ii) issuance of 76,796 shares of the Company’s common stock, valued at $9.95 per share, which reflected a 20 trading day average price of the Company’s stock ending June 8, 2017; and (iii) additional contingent consideration of up to $25,000 subject to certain operational milestones, payable in stock or a combination of cash and stock at the Company’s election (the “Inthinc Acquisition”).

Purchase Price Allocation

The Inthinc Acquisition has been accounted for using the Acquisition Method. The excess of the purchase price over the preliminary net assets was recorded as goodwill. The preliminary allocation of the purchase price was based upon a preliminary valuation and the estimates and assumptions are subject to change during the one-year measurement period.  During the year ended December 31, 2018, the Company recorded a measurement period adjustment related to certain working capital accounts, resulting in a decrease in goodwill of $156. The total consideration for the Inthinc Acquisition was $44,835, of which $9,835 represents acquisition date contingent consideration at fair value, in a debt-free, cash-free transaction. The purchase price allocation for the acquisition is as follows:

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

Intangible Assets

The estimated fair value of the technology intangible assets was determined using the “relief from royalty method” under the income approach, which is a valuation technique that provides an estimate of the fair value of an asset based on the costs savings that are available through ownership of the asset by the avoidance of paying royalties to license the use of the assets from another owner. The estimated fair value of the customer lists was determined using the Customer List Valuation Technique. Some of the more significant assumptions inherent in the development of those asset valuations include the projected revenue associated with the assets, the appropriate discount rate to select in order to measure the risk inherent in each future cash flow stream, the assessment of each asset’s life cycle, as well as other factors. The discount rate used to arrive at the acquisition date present value of the customer lists and technology was 12%. The remaining useful lives of the technology were based on historical product development cycles, the projected rate of technology migration and a market participant’s use of these intangible assets and the pattern of projected economic benefit of these intangible assets. The remaining useful lives of the customer lists were based on the customer attrition and projected economic benefit of these customers.

	Estimated
	Useful Life
	(years)	Amount
Customer lists	15	$12,400
Technology	10	3,600
		$16,000

Goodwill

The Inthinc Acquisition allows the Company to offer fleet management and driver safety solutions to enterprises and industrial companies around the world that operate large commercial vehicle fleets. These factors contributed to a preliminary estimated purchase price resulting in the recognition of goodwill. The goodwill attributable to the Inthinc Acquisition is deductible for tax purposes.

Indemnification Asset

In connection with the Asset Purchase Agreement, the Company entered into an escrow agreement with Inthinc and an escrow agent. Under the terms of this escrow agreement, $1,000 was placed in an escrow account through September 9, 2019 to fund any working capital and indemnification obligations to the Company under the Asset Purchase Agreement. Under the terms of the escrow agreement, as of any release date for any portion of the escrow account amount, the value of any then submitted and unresolved indemnification claims will be retained in the escrow account until such time as the applicable claims are resolved. In the year ended December 31, 2018, the Company received $1,000 from the escrow account to partially fund the working capital adjustment payment and indemnification obligations due to the Company and recorded a credit to SG&A expenses in the year ended December 31, 2018.

Acquired Customer Product Obligation

As a result of the Inthinc Acquisition, the Company acquired customer product obligations on Inthinc’s product sales. The Company’s analysis of the customer product obligation is estimated based on Inthinc’s historical costs to replace or fix products for customers, as well as installations costs associated with these obligations. As the Company continues to gather additional information, these accrual estimates may differ from actual results and adjustments to the estimated customer product liability would be required. The Company continues to evaluate customer product obligation relating to the Inthinc Acquisition throughout the measurement period. If the Company determines that adjustments to this amount is required during the remainder of the measurement period, such amount will be recorded as an adjustment to goodwill. On June 9, 2017, the Company had estimated additional product obligations of $1,032 relating to customer product obligations it was investigating associated with the Inthinc Acquisition as a result of undisclosed commitments made by Inthinc prior to the Company’s acquisition of Inthinc. As of December 31, 2018, the Company had a remaining liability of $546 in accrued liabilities on the Consolidated Balance Sheet in connection with this acquired product liability obligation.

Contingent Consideration

Additional consideration is conditionally due to the Inthinc sellers upon achievement of certain financial milestones through June 2019. The fair value measurement of the contingent consideration obligation is determined using Level 3 unobservable inputs supported by little or no market activity based on the Company’s own assumptions. The estimated fair value of the contingent consideration was determined based on the Company’s preliminary estimates using the probability-weighted discounted cash flow approach. As of December 31, 2018, the Company recorded $2,063 in accrued expenses on the consolidated balance sheet in connection with the contingent consideration. As of December 31, 2017, the Company recorded $9,313 in other non-current liabilities on the consolidated balance sheet in connection with the contingent consideration.  Three financial milestones for this additional consideration are not expected to be met and the fourth financial milestone is estimated to be met at a lower than previously estimated level. Therefore, the Company recorded a reduction of the contingent liability of $7,250 and $795 in SG&A expenses on the consolidated statement of operations for the years ended December 31, 2018 and 2017, respectively. For the year ended December 31, 2017, charges of $274 were recorded in SG&A expenses for accretion associated with the contingent consideration.

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

Purchase Price Allocation

The Skygistics Acquisition has been accounted for using the Acquisition Method. The excess of the purchase price over the net assets was recorded as goodwill. The total consideration for the Skygistics Acquisition was $4,349, of which $514 represents acquisition date contingent consideration at fair value, in a debt-free, cash-free transaction.  The purchase price allocation for the Skygistics Acquisition is as follows:

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

Intangible Assets

The estimated fair value of the customer lists was determined using the Customer List Valuation Technique. The discount rate used to arrive at the acquisition date present value of the customer lists was 19%. The remaining useful lives of customer lists were based on the customer attrition and projected economic benefit of these customers. The Company recorded a customer list intangible asset in the amount of $1,545 and assigned an estimated useful life of 13 years to the customer list intangible asset.

Goodwill

The Skygistics Acquisition provides a broad range of satellite and cellular connectivity options, as well as telematics solutions centered on the management of remote and mobile assets to more than 250 telematics and enterprise customers. These factors contributed to a preliminary estimated purchase price resulting in recognition of goodwill. The goodwill attributable to the Skygistics Acquisition is not deductible for tax purposes.

Indemnification Asset

In connection with the Asset Purchase Agreement, the Company entered into an escrow agreement with the Skygistics Sellers and an escrow agent.  Under the terms of the escrow agreement, $757 was placed in an escrow account through August 2017 to fund any indemnification obligations owed to the Company under the Asset Purchase Agreement. In November 2016, half of the escrow amount was released from the escrow fund to the Skygistics Sellers and, in August 2017, the remainder was released to the Skygistics Sellers, in accordance with the terms of the escrow agreement.

Contingent Consideration

Additional consideration is conditionally due to the Skygistics Sellers upon achievement of certain financial milestones through April 2017. The fair value measurement of the contingent consideration obligation is determined using Level 3 unobservable inputs supported by little or no market activity based on the Company’s own assumptions. The estimated fair value of the contingent consideration was determined based on the Company’s preliminary estimates using the probability-weighted discounted cash flow approach. The financial milestone for this additional consideration has not been met, and therefore, the Company recorded a reduction of the contingent liability of $519 in SG&A expenses on the consolidated statement of operations for the year ended December 31, 2017.

Note 4.    Stock-Based Compensation

On April 20, 2016, the stockholders of the Company approved the ORBCOMM Inc. 2016 Long-Term Incentives Plan (the “2016 LTIP”). The 2016 LTIP replaces the Company’s 2006 Long-Term Incentive Plan (the “2006 LTIP”). The number of shares authorized for delivery under the 2016 LTIP is 6,949,400 shares, including 1,949,400 shares that remained available under the 2006 LTIP as of February 17, 2016, plus any shares previously subject to awards under the 2006 LTIP that are cancelled, forfeited or lapse unexercised after that date. As of December 31, 2018, there were 3,106,299 shares available for grant under the 2016 LTIP.

For the years ended December 31, 2018, 2017 and 2016, the Company recognized stock-based compensation expense of $7,910, $5,673, and $5,023, respectively. For the years ended December 31, 2018, 2017 and 2016, the Company capitalized stock-based compensation of $503, $453, and $316, respectively. The Company has not recognized, and currently does not expect to recognize in the foreseeable future, any tax benefit related to stock-based compensation as a result of the full valuation allowance on its net deferred tax assets and its net operating loss carryforwards generated in the U.S.

The following table summarizes the components of stock-based compensation expense in the Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016:

	Years Ended December 31,
	2018	2017	2016
Cost of services	$666	$525	$559
Cost of product sales	162	78	44
Selling, general and administrative	6,065	4,706	4,082
Product development	1,017	364	338
Total	$7,910	$5,673	$5,023

As of December 31, 2018, the Company had unrecognized compensation costs for all share-based payment arrangements totaling $10,734.

Time-Based Stock Appreciation Rights

A summary of the Company’s time-based Stock Appreciation Rights (“SARs”) for the year ended December 31, 2018 is as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2018	2,564,394	$5.38
Granted	—	—
Exercised	(345,300)	4.93
Forfeited or expired	(20,000)	8.58
Outstanding at December 31, 2018	2,199,094	$5.36	3.69	$5,514
Exercisable at December 31, 2018	2,139,094	$5.41	3.56	$5,867
Vested and expected to vest at December 31, 2018	2,199,094	$5.36	3.69	$5,514

For the years ended December 31, 2018, 2017 and 2016, the Company recorded stock-based compensation expense of $187, $589 and $270 related to these time-based SARs, respectively. As of December 31, 2018, $182 of total unrecognized compensation cost related to the time-based SARs is expected to be recognized through December 2019.

The weighted-average grant date fair value of the time-based SARs granted in 2017 was $4.85 and per share, respectively. There were no time-based SARs granted during the year ended December 31, 2018 and 2016.

The intrinsic value of the time-based SARs exercised during the year ended December 31, 2018 was $1,833.

Performance-Based Stock Appreciation Rights

A summary of the Company’s performance-based SARs for the year ended December 31, 2018 is as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2018	504,473	$5.80
Granted	—	—
Exercised	(186,187)	2.74
Forfeited or expired	(84,790)	11.00
Outstanding at December 31, 2018	233,496	$6.02	4.62	$1,418
Exercisable at December 31, 2018	233,496	$6.02	4.62	$1,418
Vested and expected to vest at December 31, 2018	233,496	$6.02	4.62	$1,418

For the years ended December 31, 2018, 2017 and 2016, the Company recorded stock-based compensation expense of $0, $0 and $2 related to these performance-based SARs, respectively. As of December 31, 2018, no unrecognized compensation cost related to the performance-based SARs is expected to be recognized.

There were no performance-based SARs granted during the years ended December 31, 2018, 2017 and 2016.

The intrinsic value of the performance-based SARs exercised during the year ended December 31, 2018 was $1,390.

The fair value of each time-based and performance-based SAR award is estimated on the date of grant using the Black-Scholes option pricing model with the assumptions described below. For the period indicated, the expected volatility was based on the Company’s historical volatility over the expected terms of the SAR awards. Estimated forfeitures were based on voluntary and involuntary termination behavior, as well as an analysis of actual forfeitures. The risk-free interest rate was based on the U.S. Treasury yield curve at the time of the grant over the expected term of the SAR grants. The Company did not grant time-based or performance-based SARs during the years ended December 31, 2018 and 2016.

	Year Ended December 31,
	2018	2017	2016
Risk-free interest rate	None	2.10%	None
Expected life (years)	None	6.0	None
Estimated volatility factor	None	59.85%	None
Expected dividends	None	None	None

Time-Based Restricted Stock Units

A summary of the Company’s time-based Restricted Stock Units (“RSUs”) for the year ended December 31, 2018 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Balance at January 1, 2018	818,480	$9.95
Granted	606,249	9.44
Vested	(432,189)	9.32
Forfeited or expired	(72,516)	10.46
Balance at December 31, 2018	920,024	$9.60

For the years ended December 31, 2018, 2017 and 2016, the Company recorded stock-based compensation expense of $4,627, $3,084 and $2,495 related to these time-based RSUs, respectively. As of December 31, 2018, $6,449 of total unrecognized compensation cost related to the time-based RSUs is expected to be recognized through June 2022.

Performance-Based Restricted Stock Units

A summary of the Company’s performance-based RSUs for the year ended December 31, 2018 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Balance at January 1, 2018	444,734	$9.48
Granted	387,748	9.15
Vested	(168,068)	9.16
Forfeited or expired	(50,809)	9.41
Balance at December 31, 2018	613,605	$9.44

For the years ended December 31, 2018, 2017 and 2016, the Company recorded stock-based compensation expense of $2,478, $955 and $1,387 related to these performance-based RSUs, respectively. As of December 31, 2018, $4,103 of total unrecognized compensation cost related to the performance-based RSUs is expected to be recognized through March 2020.

The fair value of the time-based and performance-based RSU awards are based upon the closing stock price of the Company’s common stock on the date of grant.

Market Performance Units

The Company grants Market Performance Units (“MPUs”) to its senior executives based on stock price performance over a three-year period measured on December 31 of each year in the performance period. The MPUs will vest in equal installments at the end of each year in the performance period only if the Company satisfies the stock price performance targets and the senior executives continue employment through the dates the Compensation Committee has determined that the targets have been achieved. The value of the MPUs that will be earned each year ranges up to 15% of each of the senior executives’ base salaries in the year of the grant, depending on the Company’s stock price performance target for that year. The value of the MPUs can be paid in either cash, common stock or a combination of cash and common stock at the Company’s discretion. The MPUs are classified as a liability on the consolidated balance sheets and are revalued at the end of each reporting period based on the awards’ fair value over a three-year period.

As of December 31, 2018, the Compensation Committee determined that the fiscal year 2018 stock price performance targets were partially achieved for the 2018, 2017 and 2016 MPUs.

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

Years Ended December 31,
	2018	2017	2016
Risk-free interest rate	2.46% to 2.63%	1.76% to 1.98%	0.85% to 1.47%
Estimated volatility factor	29.0% to 32.0%	27.0% to 31.0%	33.0% to 36.0%
Expected dividends	None	None	None

For the years ended December 31, 2018, 2017 and 2016, the Company recorded stock-based compensation of $346, $862 and $781 relating to these MPUs, respectively.

As of December 31, 2018, the Company recorded $527 and $131 in accrued liabilities and other non-current liabilities related to the MPUs, respectively, on the Consolidated Balance Sheet. As of December 31, 2017, the Company recorded $895 and $301 in accrued liabilities and other non-current liabilities related to the MPUs, respectively, on the Consolidated Balance Sheet.

In January 2018, the Company issued 81,277 shares of common stock as a form of payment in connection with MPUs for achieving the fiscal year 2017 stock performance targets for the 2017, 2016 and 2015 MPUs.

Employee Stock Purchase Plan

On February 16, 2016, the Company’s board of directors adopted the ORBCOMM Inc. Employee Stock Purchase Plan (“ESPP”), which was approved by the Company’s shareholders on April 20, 2016. Under the terms of the ESPP, 5,000,000 shares of the Company’s common stock are available for issuance and eligible employees may have up to 10% of their gross pay deducted from their payroll, up to a maximum of $25 per year, to purchase shares of ORBCOMM common stock at a discount of up to 15% of its fair market value, subject to certain conditions and limitations. For the years ended December 31, 2018, 2017 and 2016, the Company recorded stock-based compensation expense of $272, $183 and $88, respectively, relating to the ESPP. For the year ended December 31, 2018, 71,440 shares and 81,525 shares of the Company’s common stock were purchased under the ESPP at a price of $8.06 and $8.21 per share, respectively. For the year ended December 31, 2017, 75,888 shares and 53,950 shares of the Company’s common stock were purchased under the ESPP at a price of $6.97 and $8.81 per share, respectively.

Note 5.    Net Income (Loss) Attributable to ORBCOMM Inc. Common Stockholders

The Company accounts for earnings per share (“EPS”) in accordance with ASC Topic 260, “Earnings Per Share” (“ASC 260”) and related guidance, which requires two calculations of EPS to be disclosed: basic and diluted. The numerator in calculating basic and diluted EPS is an amount equal to the net (loss) income attributable to ORBCOMM Inc. common stockholders for the periods presented. The denominator in calculating basic EPS is the weighted average shares outstanding for the respective periods. The denominator in calculating diluted EPS is the weighted average shares outstanding, plus the dilutive effect of stock option grants, unvested SAR and RSU grants and shares of Series A convertible preferred stock for the respective periods. The following sets forth the basic and diluted EPS calculations for the years ended December 31, 2018, 2017 and 2016:

	Years ended December 31,
	2018	2017	2016
Net loss attributable to ORBCOMM Inc. common stockholders	$(26,262)	$(61,296)	$(23,525)
Weighted average number of common shares outstanding:
Basic number of common shares outstanding	77,603	72,882	70,907
Dilutive effect of grants of stock options, unvested SARs and RSUs and shares of Series A convertible preferred stock	—	—	—
Diluted number of common shares outstanding	77,603	72,882	70,907
Earnings per share:
Basic	$(0.34)	$(0.84)	$(0.33)
Diluted	$(0.34)	$(0.84)	$(0.33)

The computation of net loss attributable to ORBCOMM Inc. common stockholders for the years ended December 31, 2018, 2017 and 2016 is as follows:

	Years Ended December 31,
	2018	2017	2016
Net loss attributable to ORBCOMM Inc.	$(26,244)	$(61,284)	$(23,511)
Preferred stock dividends on Series A convertible preferred stock	(18)	(12)	(14)
Net loss attributable to ORBCOMM Inc. common stockholders	$(26,262)	$(61,296)	$(23,525)

Note 6.    Satellite Network and Other Equipment, Net

Satellite network and other equipment, net consisted of the following:

	December 31,
	2018	2017
Land	$381	$381
Satellite network	195,886	193,292
Capitalized software	67,509	45,062
Computer hardware	5,850	5,189
Other	5,610	5,276
Assets under construction	12,489	16,539
	287,725	265,739
Less: accumulated depreciation and amortization	(127,655)	(91,561)
	$160,070	$174,178

During the years ended December 31, 2018, 2017 and 2016, the Company capitalized internal costs attributable to the design, development and enhancements of the Company’s products and services and internal-use software in the amounts of $12,817, $12,776 and $9,786, respectively.

Depreciation and amortization expense for the years ended December 31, 2018, 2017 and 2016 was $36,609, $33,889 and $30,465, respectively, including amortization of internal-use software of $3,433, $6,186 and $3,545 for the years ended December 31, 2018, 2017 and 2016, respectively.

For the years ended December 31, 2018, 2017 and 2016, 47%, 61% and 69% of depreciation and amortization expense, respectively, relate to cost of services and 9%, 8% and 10%, respectively, relate to cost of product sales, as these assets support the Company’s revenue generating activities.

As of December 31, 2018 and 2017, assets under construction primarily consisted of costs associated with acquiring, developing and testing software and hardware for internal and external use that have not yet been placed into service.

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

In June 2017, there was a loss of communication with the prototype OG2 satellite that was launched in December 2015, and in July 2017 there was a loss of communication with an OG2 satellite that was launched in July 2014.  The Company recorded a non-cash impairment charge of $31,224 in the quarter ended September 30, 2017 to write-off the net book value of the three OG2 satellites. In addition, the Company decreased satellite network and other equipment by $39,576 and the associated accumulated depreciation by $8,352 to remove the assets as of September 30, 2017.

In August 2016, the Company lost communication with one of its OG2 satellites, launched on July 14, 2014. The Company recorded a non-cash impairment charge of $10,680 on the consolidated statement of operations in the quarter ended September 30, 2016 to write-off the net book value of the satellite. In addition, the Company decreased satellite network and other equipment, net and the associated accumulated depreciation by $13,474 and $2,794, respectively.

Note 7.    Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price of an acquired business over the estimated fair values of the underlying net tangible and intangible assets. Goodwill consisted of the following:

	2018	2017
Balance at January 1,	$166,678	$114,033
Additions through acquisitions	—	52,645
Measurement period adjustments	(549)	—
Balance at December 31,	$166,129	$166,678

During the year ended December 31, 2018, the following key items impacted goodwill:

•	The Company recorded measurement period adjustments to the preliminary purchase price allocation of the Blue Tree Acquisition of $393.
•	The Company recorded measurement period adjustments to the preliminary purchase price allocations of the Inthinc Acquisition of $156.

During the year ended December 31, 2017, the following key items impacted goodwill:

•	The Company recognized goodwill of $26,435 in connection with the Blue Tree Acquisition.
•	The Company recognized goodwill of $26,210 in connection with the Inthinc Acquisition.

Goodwill is allocated to the Company’s one reportable segment which is its only reporting unit.

Intangible assets, net consisted of the following:

		December 31, 2018			December 31, 2017
	Useful life (years)	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Customer lists	5 - 15	$113,357	$(39,966)	$73,391	$113,357	$(29,451)	$83,906
Patents and technology	3 - 10	23,424	(10,551)	12,873	23,424	(8,080)	15,344
Trade names and trademarks	1 - 2	3,003	(3,003)	—	3,003	(2,914)	89
		$139,784	$(53,520)	$86,264	$139,784	$(40,445)	$99,339

At December 31, 2018, the weighted-average amortization period for the intangible assets was 10.5 years. At December 31, 2018, the weighted-average amortization periods for customer lists, patents and technology and trade names and trademarks were 10.9, 9.3 and 1.2 years, respectively.

Amortization expense for the years ended December 31, 2018, 2017 and 2016 was $13,075, $11,792 and $12,338, respectively.

Estimated future amortization expense for intangible assets is as follows:

Years ending December 31,
2019	12,328
2020	12,145
2021	11,486
2022	11,060
2023	10,782
2024	10,496
Thereafter	17,967
$86,264

Note 8.    Accrued Liabilities

Accrued liabilities consisted of the following:

	December 31,	December 31,
	2018	2017
Accrued compensation and benefits	$9,367	$8,637
Accrued warranty obligations	5,624	4,153
Acquired customer product liabilities	546	858
Corporate income tax payable	1,521	1,415
Contingent consideration amount	2,063	—
VAT payable	2,286	—
Accrued satellite network and other equipment	227	595
Accrued inventory purchases	219	1,598
Accrued interest expense	5,000	4,944
Accrued professional fees	303	303
Accrued airtime charges	901	1,670
Other accrued expenses	7,678	8,843
	$35,735	$33,016

Changes in accrued warranty obligations consisted of the following:

	2018	2017
Balance at January 1,	$4,153	$1,842
Warranty liabilities assumed from acquisitions	151	152
Reduction of warranty liabilities assumed in connection with acquisitions	(486)	(119)
Warranty expense	3,878	2,654
Warranty charges	(2,072)	(376)
Balance at December 31,	$5,624	$4,153

Note 9.    Note Payable — Related Party

In connection with the acquisition of a majority interest in Satcom International Group plc in 2005, the Company recorded an indebtedness to OHB Technology A.G. (formerly known as OHB Teledata A.G.), a stockholder of the Company. At December 31, 2018 and 2017, the principal balance of the note payable was €1,138, with a carrying value of $1,298 and $1,366, respectively. The carrying value was based on the note’s estimated fair value at the time of acquisition. The difference between the carrying value and principal balance of the note was amortized to interest expense over the six-year estimated life, which ended on September 30, 2011. This note does not bear interest and has no fixed repayment term. Repayment of the note will be made from the distribution profits (as defined in the note agreement) of ORBCOMM Europe LLC, a wholly owned subsidiary of the Company. The note has been classified as long-term, as the Company does not expect any repayments to be required prior to December 31, 2019.

Note 10.    Notes Payable

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

In connection with the issuance of the Senior Secured Notes, the Company incurred debt issuance costs of approximately $5,431. For the years ended December 31, 2018 and 2017, amortization of the debt issuance costs was $776 and $563, respectively.  The Company recorded charges of $20,776 and $14,444 to interest expense on its Consolidated Statements of Operations for the years ended December 31, 2018 and 2017, respectively, related to interest expense and amortization of debt issuance costs associated with the Senior Secured Notes.

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

Revolving Credit Facility

On December 18, 2017, the Company and certain of its subsidiaries entered into a senior secured revolving credit agreement (the “Revolving Credit Agreement”) with JPMorgan Chase Bank, N.A. (“JPMorgan Chase”) as administrative agent and collateral agent. The Revolving Credit Agreement provides for a revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount of up to $25,000 for working capital and general corporate purposes and matures on December 18, 2022. The Revolving Credit Facility will bear interest at an alternative base rate or an adjusted LIBOR, plus an applicable margin of 1.50% in the case of alternative base rate loans and 2.50% in the case of adjusted LIBOR loans. The Revolving Credit Facility is secured by a first priority security interest in substantially all of the Company’s and its subsidiaries’ assets under a security agreement among the Company, its subsidiaries and JPMorgan Chase, subject to an intercreditor agreement with the indenture trustee for the Senior Secured Notes. The Revolving Credit Facility has no scheduled principal amortization until the maturity date. Subject to the terms set forth in the Revolving Credit Agreement, the Company may borrow, repay and reborrow amounts under the Revolving Credit Facility at any time prior to the maturity date.

The Revolving Credit Agreement contains customary representations and warranties, conditions to funding, covenants and events of default. The Revolving Credit Agreement contains covenants that, among other things, limit the Company’s and its restricted subsidiaries’ ability to: (i) incur or guarantee additional indebtedness; (ii) pay dividends, make other distributions or repurchase or redeem capital stock; (iii) prepay, redeem or repurchase certain indebtedness; (iv) make loans and investments; (v) sell, transfer or otherwise dispose of assets; (vi) incur or permit to exist certain liens; (vii) enter into certain types of transactions with affiliates; (viii) enter into agreements restricting the Company’s subsidiaries’ ability to pay dividends; and (ix) consolidate, amalgamate, merge or sell all or substantially all of their assets; subject, in all cases, to certain specified exceptions. Such limitations have various baskets as set forth in the Revolving Credit Agreement.

At December 31, 2018, no amounts were outstanding under the Revolving Credit Facility. As of December 31, 2018, the Company was in compliance with all financial covenants under the Revolving Credit Agreement.

Secured Credit Facilities

On September 30, 2014, the Company entered into a credit agreement (the “Secured Credit Facilities Credit Agreement”) with Macquarie CAF LLC (“Macquarie” or the “Lender”) in order to refinance the Company’s $45,000 9.5% per annum Senior Notes (the “Senior Notes”). Pursuant to the Secured Credit Facilities Credit Agreement, the Lender provided secured credit facilities (the “Secured Credit Facilities”) in an aggregate amount of $160,000 comprised of (i) a term loan facility in an aggregate principal amount of up to $70,000 (the “Initial Term Loan Facility”); (ii) a $10,000 revolving credit facility (the “Prior Revolving Credit Facility”); (iii) a term loan facility in an aggregate principal amount of up to $10,000 (the “Term B2 Facility”), the proceeds of which were drawn and used on January 16, 2015 to partially finance the acquisition of InSync Software, Inc. in 2015; and (iv) a term loan facility in an aggregate principal amount of up to $70,000 (the “Term B3 Facility”), the proceeds of which were drawn on December 30, 2014 and used on January 1, 2015 to partially finance the acquisition of SkyWave Mobile Communications, Inc. Proceeds of the Initial Term Loan Facility and Prior Revolving Credit Facility were funded on October 10, 2014 and were used to repay in full the Company’s Senior Notes and pay certain related fees, expenses and accrued interest, as well as for general corporate purposes.

The Secured Credit Facilities had a maturity of five years after the initial fund date of the Initial Term Loan Facility and were subject to mandatory prepayments in certain circumstances. The Secured Credit Facilities bore interest, at the Company’s election, of a per annum rate equal to either (a) a base rate plus 3.75% or (b) LIBOR plus 4.75%, with a LIBOR floor of 1.00%.

In connection with entering into the Secured Credit Facilities Credit Agreement, and the subsequent funding of the Initial Term Loan Facility, Prior Revolving Credit Facility, Term B2 Facility and the Term B3 Facility, the Company incurred debt issuance costs of approximately $4,481. For the years ended December 31, 2017 and 2016, amortization of the debt issuance costs of $229 and $836, respectively, were recorded in interest expense on the Consolidated Statements of Operations. For the year ended December 31, 2016, the Company capitalized $744 of the interest expense and amortization of the debt issuance costs associated with the Initial Term Loan Facility and Prior Revolving Credit Facility as part of the construction of the OG2 satellites. The Company recorded charges of $2,642 and $9,085 to interest expense on its Consolidated Statements of Operations for the years ended December 31, 2017 and 2016, respectively, related to interest expense and amortization of debt issuance costs associated with the Term B2 and Term B3 Facilities and the Initial Term Loan Facility and Prior Revolving Credit Facility after the OG2 satellites were placed in service on March 1, 2016.

Note 11.    Stockholders’ Equity

Preferred Stock

The Company currently has 50,000,000 shares of preferred stock authorized.

Series A Convertible Preferred Stock

The Company currently has 1,000,000 shares of Series A convertible preferred stock authorized. As part of the purchase price for the acquisition of StarTrak Systems LLC in 2011, the Company issued 183,550 shares of Series A convertible preferred stock, of which 39,442 shares remain outstanding as of December 31, 2018.

Key terms of the Series A convertible preferred stock are as follows:

Dividends

Holders of the Series A convertible preferred stock are entitled to receive a cumulative 4% dividend annually (calculated on the basis of the redemption price of $10.00 per share) payable quarterly in additional shares of the Series A convertible preferred stock. During the years ended December 31, 2018 and 2017, the Company issued dividends in the amounts of 1,898 and 1,078 shares to the holders of the Series A convertible preferred stock, respectively. There were no dividends in arrears as of December 31, 2018.

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

Liquidation

In the event of any liquidation, sale or merger of the Company, the holders of the Series A convertible preferred stock are entitled to receive prior to and in preference over the holders of the common stock an amount equal to $10.00 per share plus unpaid dividends.

Redemption

The Series A convertible preferred stock may be redeemed by the Company for an amount equal to the issuance price of $10.00 per share plus all unpaid dividends at any time after two years from the issuance date.

Common Stock

At December 31, 2018, the Company had reserved 15,933,782 shares of common stock for future issuances related to employee stock compensation plans.

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

On June 15, 2017, the Company completed a private placement of 1,552,795 shares of the Company’s common stock at a purchase price of $9.66 per share, for an aggregate purchase price of $15,000. The per share price of $9.66 was calculated as 95% of the volume-weighted average trading price of the Company’s common stock for the 30 trading days ended on June 14, 2017.

Note 12.    Segment Information

The Company operates in one reportable segment, industrial IoT services. Other than satellites in orbit, goodwill and intangible assets, long-lived assets outside of the United States are not significant. The Company’s foreign exchange exposure is limited as approximately 74% of the Company’s consolidated revenue is collected in U.S. dollars. The following table summarizes revenues on a percentage basis by geographic region, based on the region in which the customer is located.

	Year Ended December 31,
	2018	2017	2016
United States	63%	78%	62%
South America	10%	7%	11%
Japan	5%	2%	2%
Europe	15%	9%	18%
Other	7%	4%	7%
	100%	100%	100%

Note 13.    Income Taxes

The following is a summary of the Company’s provision for income taxes for the years ended December 31, 2018, 2017 and 2016:

	December 31,
	2018	2017	2016
Current
Federal	$95	$26	$—
State	4	106	(64)
International	6,137	1,757	387
Total	6,236	1,889	323
Deferred
Federal	(5,754)	(6,231)	(10,943)
State	107	(2,340)	(1,115)
International	(2,055)	(185)	(98)
Valuation allowance	6,124	6,458	12,350
Total	(1,578)	(2,298)	194
Income taxes	$4,658	$(409)	$517

United States and foreign income (loss) before income taxes for the years ended December 31, 2018, 2017 and 2016 is as follows:

	Year Ended December 31,
	2018	2017	2016
United States	$(33,786)	$(69,333)	$(28,855)
Foreign	12,505	7,729	6,146
Total	$(21,281)	$(61,604)	$(22,709)

The components of net deferred tax assets (liabilities) are as follows:

	December 31,
	2018	2017
Deferred tax assets:
Acquisition-related costs	$441	$502
Deferred revenues	2,300	1,927
Allowance for doubtful accounts	1,274	887
Inventory	1,709	1,350
Deferred compensation	2,614	2,665
Bonus accrual	874	655
Vacation accrual	191	203
Deferred rent	551	625
Warranty accrual	1,374	970
Accrued expenses	466	454
Satellite network and other property	8,051	10,852
Foreign tax credit	1,487	1,618
Alternative minimum tax credit	325	325
Tax loss carryforwards and credits	29,129	20,628
Other	12	4
Total deferred tax assets	50,798	43,665
Deferred tax liabilities:
Intangible assets	(15,292)	(18,431)
Goodwill	(5,035)	(2,429)
Total deferred tax liabilities	(20,327)	(20,860)
Net deferred tax assets before valuation allowance	30,471	22,805
Less valuation allowance	(46,471)	(40,347)
Net deferred tax assets (liabilities)	(16,000)	(17,542)
Deferred tax assets, non-current	109	104
Deferred tax liabilities, non-current	(16,109)	(17,646)
Net deferred tax liabilities	$(16,000)	$(17,542)

Income taxes differ from the amount computed by applying the statutory U.S. federal income tax rate because of the effect of the following items:

	Year Ended December 31,
	2018	2017	2016
Income tax expense at U.S. statutory rate	$(4,468)	$(20,946)	$(7,720)
State income taxes, net of federal benefit	103	(2,261)	(1,186)
Effect of foreign subsidiaries	1,841	(283)	(291)
Tax credits	(660)	(686)	(633)
Global intangible low-taxed income inclusion	2,141
Other permanent items	(199)	(2,374)	(1,183)
Change in uncertain tax positions	346	—	124
True-up from prior years	(571)	—	(831)
Change in domestic tax rate	—	19,353	—
Other	1	330	(113)
Change in valuation allowance	6,124	6,458	12,350
Income tax	$4,658	$(409)	$517

On December 22, 2017, new federal tax reform legislation was enacted in the United States, resulting in significant changes from previous tax law. The  U.S. Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) reduces the federal corporate income tax rate to 21% from 35% effective January 1, 2018.  The 2017 Tax Act also changes the taxation of foreign earnings, and companies generally will not be subject to United States federal income taxes upon the receipt of dividends from foreign subsidiaries and will not be permitted foreign tax credits related to such dividends.  Additionally, upon enactment, there is a one-time deemed repatriation tax on undistributed foreign earnings and profits (the “transition tax”).

The key impacts of the 2017 Tax Act on the Company’s financial statements were the re-measurement of deferred tax balances to the new corporate tax rate and the calculation of any impacts of the transition tax. The re-measurement of the deferred tax balances to the new corporate rate is complete and those amounts are not provisional.

Although the Company has taxable earnings and profits from its foreign subsidiaries, the Company had no cash tax payments for the transition tax.  The amount of taxable foreign earnings and profits was significantly less than the Company’s expected tax losses for 2017, therefore, the Company utilized these losses to offset the income inclusion regarding the transition tax. The Company has determined that it will elect an accounting policy to treat tax on global intangible low-taxed income inclusions under the 2017 Tax Act as a period cost when incurred.

As part of the Company’s accounting for the acquisitions, a portion of the purchase price was allocated to goodwill. The acquired goodwill is deductible for tax purposes and amortized over fifteen years for income tax purposes. Under GAAP, the acquired goodwill is not amortized in the Company’s financial statements. As such, a deferred income tax expense and a deferred tax liability arise as a result of the tax deductibility for this amount for tax purposes but not for financial statement purposes. The resulting deferred tax liability, which is expected to continue to increase over time, will remain on the Company’s balance sheet indefinitely unless there is an impairment of the asset. As a result of the 2017 Tax Act and the changes it made to net operating loss carry forward rules, the Company is now able to use the above deferred tax liability as a source of future taxable income in evaluating the need for a valuation allowance.  This change resulted in a deferred tax benefit of $1,693 during the year ended December 31, 2017.

As of December 31, 2018 and 2017, the Company maintained a valuation allowance against all of its net deferred tax assets, excluding goodwill, attributable to operations in the United States as the realization was not considered more likely than not.

The net change in the total valuation allowance for the years ended December 31, 2018, 2017 and 2016 was $6,124, $6,458 and $12,350, respectively.

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

As of December 31, 2018 and 2017, the Company had potentially utilizable federal net operating loss tax carryforwards of $108,746  and $76,062, respectively. As of December 31, 2018 and 2017, the Company had potentially utilizable state net operating loss tax carryforwards of $232,256 and $159,554, respectively. The federal net operating loss carryforwards expire at various times through 2037 and the state net operating loss carryforwards expire at various times through 2038. At December 31, 2018 and 2017, the Company had potentially utilizable foreign net operating loss carryforwards of $15,989 and $14,832, respectively. The foreign net operating loss carryforwards expire on various dates through 2038.

The utilization of the Company’s net operating losses may be subject to a substantial limitation due to the “change of ownership provisions” under Section 382 of the Internal Revenue Code and similar state provisions. Such limitation may result in the expiration of the net operating loss carryforwards before their utilization.

As of December 31, 2018, the Company has not provided deferred income taxes on the undistributed earnings of its foreign subsidiaries. The amount of such earnings was $21,603. These earnings have been permanently reinvested and the Company does not plan to initiate action that would precipitate the payment of income taxes thereon. It is not practicable to estimate the amount of additional tax that might be payable on these undistributed earnings.

The following table is a reconciliation of the beginning and ending amount of unrecognized tax benefits:

	2018	2017	2016
Balance at January 1,	$856	$856	$775
Additions for tax positions related to prior years	398	—	81
Additions for tax positions related to current year	—	—	—
Reductions for tax positions of prior years	(52)	—	—
Settlements	—	—	—
Balance at December 31,	$1,202	$856	$856

No interest and penalties related to unrecognized tax benefits were accrued during the years ended December 31, 2018 and 2017. The Company accrued interest and penalties related to uncertain tax positions of $43 for the year ended December 31, 2016.   Interest and penalties are not reflected in the table above and are included in income tax expense.

As of December 31, 2018, $1,121 of the unrecognized tax benefits have been recorded as a reduction to the Company’s federal and state net operating loss tax carryforwards in deferred tax assets.  Due to the existence of the Company’s valuation allowance, $775 of these unrecognized tax benefits, if recognized, would not impact the Company’s effective income tax rate.  The remaining balance of $427, if recognized, would affect the effective tax rate. The Company is subject to U.S. federal and state examinations by tax authorities from 2015 and 2014, respectively. The Company is also subject to examinations in its material non-U.S. jurisdictions for 2013 and later years. The Company does not expect any significant changes to its unrecognized tax positions during the next twelve months.

Note 14.    Commitments and Contingencies

Airtime credits

In 2001, in connection with the organization of ORBCOMM Europe and the reorganization of the ORBCOMM business in Europe, the Company agreed to grant certain country representatives in Europe approximately $3,736 in airtime credits. The Company has not recorded the airtime credits as a liability for the following reasons: (i) the Company has no obligation to pay the unused airtime credits if they are not utilized; and (ii) the airtime credits are earned by the country representatives only when the Company generates revenue from the country representatives. The airtime credits have no expiration date. Accordingly, the Company is recording airtime credits as services are rendered and these airtime credits are recorded net of revenues from the country representatives. For the years ended December 31, 2018, 2017 and 2016, airtime credits used totaled approximately $30, $31, and $28, respectively. As of December 31, 2018 and 2017, unused credits granted by the Company were approximately $1,948 and $1,978, respectively.

Operating leases

The Company leases office, storage and other facilities under agreements classified as operating leases which expire through 2024. Future minimum lease payments, by year and in the aggregate, under non-cancelable operating leases with initial or remaining terms of one year or more as of December 31, 2018 are as follows:

Years ending December 31,
2019	$4,161
2020	3,733
2021	3,139
2022	2,294
2023	1,960
Thereafter	3,045
$18,332

Rent expense for the years ended December 31, 2018, 2017 and 2016 was approximately $4,020, $3,401 and $3,047, respectively, and is recognized on a straight-line basis over the lease term.

Agreements with carrier data providers

The Company has contractual minimum payments under the terms of its agreements with certain carrier data providers. Future minimum payments, based on the number of subscribers as of December 31, 2018, for the years ending December 31, 2019, 2020, 2021 and 2022 are $7,607, $5,723, $5,866 and $6,012, respectively.

Agreement with vendor parts supplier

The Company has contractual minimum payments under the terms of its agreements with a vendor parts supplier. Future minimum payment for the year ended December 31, 2019 is $1,058.

Note 15.    Employee Incentive Plan

The Company maintains a 401(k) plan. All employees who have been employed for three months or longer are eligible to participate in the plan. Employees may contribute up to 15% of eligible compensation to the plan, subject to certain limitations. The Company has the option of matching up to 50% of the amount contributed by each employee up to 6% of the employee’s compensation. In addition, the plan contains a discretionary contribution component pursuant to which the Company may make an additional annual contribution. Contributions vest over a five-year period from the employee’s date of employment. For the years ended December 31, 2018, 2017 and 2016, the Company made contributions of $1,104, $766 and $514, respectively.

Note 16.    Supplemental Disclosure of Noncash Investing and Financing Activities

	Year Ended December 31,
	2018	2017	2016
Investing activities:
Acquisition-related contingent consideration	$—	$10,611	$514
Common stock issued in connection with the acquisition of businesses	—	2,764	—
Capital expenditures incurred not yet paid	344	755	835
Capital expenditure milestone payable incurred not yet paid	—	—	4,609
Stock-based compensation included in capital expenditures	502	453	314
Financing activities:
Common stock issued as form of payment for MPUs	827	—	—
Common stock issued as payment for contingent consideration	—	347	352
Series A convertible preferred stock dividend paid-in-kind	18	12	14

Note 17.    Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2018
Revenues	$67,973	$70,788	$71,042	$66,337
Loss from operations	(4,228)	(1,184)	2,484	739
Net loss attributable to ORBCOMM Inc.	(10,086)	(7,222)	(3,295)	(5,641)
Net loss per common share-basic:
Net loss attributable to ORBCOMM Inc.	(0.13)	(0.09)	(0.04)	(0.07)
Net loss per common share-diluted
Net loss attributable to ORBCOMM Inc.	(0.13)	(0.09)	(0.04)	(0.07)
Weighted-average shares outstanding (in thousands):
Basic	74,729	78,079	78,649	78,895
Diluted	74,729	78,079	78,649	78,895

2017
Revenues	$51,921	$56,957	$69,366	$75,976
Loss from operations	(375)	(1,900)	(34,221)	(4,386)
Net loss attributable to ORBCOMM Inc.	(3,343)	(10,740)	(39,682)	(7,519)
Net loss per common share-basic:
Net loss attributable to ORBCOMM Inc.	(0.05)	(0.15)	(0.54)	(0.10)
Net loss per common share-diluted
Net loss attributable to ORBCOMM Inc.	(0.05)	(0.15)	(0.54)	(0.10)
Weighted-average shares outstanding (in thousands):
Basic	71,424	71,978	73,762	74,325
Diluted	71,424	71,978	73,762	74,325

Schedule II — Valuation and Qualifying Accounts

	Col. B	Col. C					Col. E
Description	Balance at Beginning of the Period	Charged to Costs and Expenses	Charged to Other Accounts		Col. D Deductions		Balance at End of the Period
	(Amounts in thousands)
Year ended December 31, 2018
Allowance for doubtful receivables	$400	3,426	(246)	(1)	—		$4,072
Deferred tax asset valuation allowance	$40,347	6,124	—	(2)	—	(3)	$46,471
Year ended December 31, 2017
Allowance for doubtful receivables	$1,057	85	742	(1)	—		$400
Deferred tax asset valuation allowance	$32,550	6,458	—	(2)	1,339	(3)	$40,347
Year ended December 31, 2016
Allowance for doubtful receivables	$1,233	310	486	(1)	—		$1,057
Deferred tax asset valuation allowance	$20,200	12,350	—	(2)	—	(3)	$32,550

(1)	Amounts relate to write-offs net of recoveries.
(2)	Amounts relate to differences in foreign exchange rates.
(3)	Amounts relate to deferred tax assets acquired in acquisitions.