Form 10-Q
period 2019-03-31
ORBCOMM Inc.
filed 2019-05-01
CIK 1361983

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

703-433-6300

(Registrant’s telephone number)

N/A

(Former name, former address and former fiscal year, if changed since last report)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 per share	ORBC	The Nasdaq Stock Market, LLC

The number of shares outstanding of the registrant’s common stock as of April 29, 2019 is 79,675,069.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ORBCOMM Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value and share data)

	March 31,
	2019	December 31,
	(Unaudited)	2018
ASSETS
Current assets:
Cash and cash equivalents	$58,078	$53,766
Accounts receivable, net of allowance for doubtful accounts of $4,084 and $4,072, respectively	60,233	57,665
Inventories	35,059	34,300
Prepaid expenses and other current assets	17,848	15,553
Total current assets	171,218	161,284
Satellite network and other equipment, net	155,649	160,070
Goodwill	166,129	166,129
Intangible assets, net	83,029	86,264
Other assets	22,547	12,603
Deferred income taxes	495	109
Total assets	$599,067	$586,459
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$19,000	$15,527
Accrued liabilities	40,570	35,735
Current portion of deferred revenue	5,312	5,954
Total current liabilities	64,882	57,216
Note payable - related party	1,275	1,298
Notes payable, net of unamortized deferred issuance costs	246,101	245,907
Deferred revenue, net of current portion	6,463	5,471
Deferred tax liabilities	15,436	16,109
Other liabilities	10,065	2,600
Total liabilities	344,222	328,601
Commitments and contingencies
Equity:
ORBCOMM Inc. stockholders' equity
Series A Convertible Preferred Stock, par value $0.001; 1,000,000 shares authorized; 39,442 shares issued and outstanding at March 31, 2019 and December 31, 2018	394	394
Common stock, par value $0.001; 250,000,000 shares authorized; 79,568,496 and 79,008,243 shares issued at March 31, 2019 and December 31, 2018	80	79
Additional paid-in capital	452,240	449,343
Accumulated other comprehensive income	(887)	(381)
Accumulated deficit	(197,997)	(192,507)
Less treasury stock, at cost; 29,990 shares at March 31, 2019 and December 31, 2018	(96)	(96)
Total ORBCOMM Inc. stockholders' equity	253,734	256,832
Noncontrolling interests	1,111	1,026
Total equity	254,845	257,858
Total liabilities and equity	$599,067	$586,459

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ORBCOMM Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues:
Service revenues	$39,007	$37,992
Product sales	27,028	29,981
Total revenues	66,035	67,973
Cost of revenues, exclusive of depreciation and amortization shown below:
Cost of services	13,047	15,548
Cost of product sales	19,028	23,511
Operating expenses:
Selling, general and administrative	17,179	17,500
Product development	3,967	2,813
Depreciation and amortization	12,678	12,223
Acquisition-related and integration costs	215	606
Loss from operations	(79)	(4,228)
Other income (expense):
Interest income	392	475
Other income (expense)	242	(167)
Interest expense	(5,241)	(5,200)
Total other expense	(4,607)	(4,892)
Loss before income taxes	(4,686)	(9,120)
Income taxes	710	943
Net loss	(5,396)	(10,063)
Less: Net income attributable to noncontrolling interests	94	23
Net loss attributable to ORBCOMM Inc.	$(5,490)	$(10,086)
Net loss attributable to ORBCOMM Inc. common stockholders	$(5,490)	$(10,086)
Per share information-basic:
Net loss attributable to ORBCOMM Inc. common stockholders	$(0.07)	$(0.13)
Per share information-diluted:
Net loss attributable to ORBCOMM Inc. common stockholders	$(0.07)	$(0.13)
Weighted average common shares outstanding:
Basic	79,387	74,729
Diluted	79,387	74,729

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ORBCOMM Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net loss	$(5,396)	$(10,063)
Other comprehensive income - Foreign currency translation adjustments	(515)	420
Other comprehensive income	(515)	420
Comprehensive loss	(5,911)	(9,643)
Less: Comprehensive (income) attributable to noncontrolling interests	(85)	(25)
Comprehensive loss attributable to ORBCOMM Inc.	$(5,996)	$(9,668)

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ORBCOMM Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(5,396)	$(10,063)
Adjustments to reconcile net loss to net cash provided by operating activities:
Change in allowance for doubtful accounts	144	881
Change in the fair value of acquisition-related contingent consideration	(2,063)	(1,508)
Amortization and write-off of deferred financing fees	194	194
Depreciation and amortization	12,678	12,223
Stock-based compensation	2,082	1,707
Foreign exchange (gain) loss	(256)	176
Deferred income taxes	(1,042)	779
Other	752	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(2,852)	(2,155)
Inventories	(785)	(5,549)
Prepaid expenses and other assets	(1,549)	1,070
Accounts payable and accrued liabilities	7,439	2,076
Deferred revenue	351	(578)
Other liabilities	(679)	(435)
Net cash provided by (used in) operating activities	9,018	(1,182)
Cash flows from investing activities:
Capital expenditures	(4,515)	(5,623)
Net cash (used in) investing activities	(4,515)	(5,623)
Cash flows from financing activities:
Net cash provided by (used in) financing activities	—	—
Effect of exchange rate changes on cash and cash equivalents	(191)	200
Net increase (decrease) in cash and cash equivalents	4,312	(6,605)
Beginning of period	53,766	34,830
End of period	$58,078	$28,225
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$—	$—
Income taxes	$—	$—
Supplemental schedule of noncash investing and financing activities:
Noncash investing and financing activities:
Capital expenditures incurred not yet paid	$467	$1,314
Stock-based compensation related to capital expenditures	$(336)	$159

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ORBCOMM Inc.

Condensed Consolidated Statements of Changes in Equity

Three Months Ended March 31, 2019 and 2018

(in thousands, except share data)

(Unaudited)

						Accumulated
	Series A convertible				Additional	other
	Preferred stock		Common stock		paid-in	comprehensive	Accumulated	Treasury stock		Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	income (loss)	deficit	Shares	Amount	interests	equity
Balances, January 1, 2019	39,442	$394	79,008,243	$79	$449,343	$(381)	$(192,507)	29,990	$(96)	$1,026	$257,858
Vesting of restricted stock units	—	—	496,336	1	—	—	—	—	—	—	1
Stock-based compensation	—	—	—	—	2,395	—	—	—	—	—	2,395
Common stock issued as payment for MPUs	—	—	60,885	—	502	—	—	—	—	—	502
Exercise of SARs	—	—	3,032	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	(5,490)	—	—	94	(5,396)
Foreign currency translation adjustments	—	—	—	—	—	(506)	—	—	—	(9)	(515)
Balances, March 31, 2019	39,442	$394	79,568,496	$80	$452,240	$(887)	$(197,997)	29,990	$(96)	$1,111	$254,845
Balances, January 1, 2018	37,544	$376	74,436,579	$74	$411,298	$256	$(166,245)	29,990	$(96)	$733	$246,396
Vesting of restricted stock units	—	—	459,039	1	—	—	—	—	—	—	1
Stock-based compensation	—	—	—	—	1,741	—	—	—	—	—	1,741
Common stock issued as payment for MPUs	—	—	81,277	—	827	—	—	—	—	—	827
Exercise of SARs	—	—	33,895	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	(10,086)	—	—	23	(10,063)
Foreign currency translation adjustments	—	—	—	—	—	418	—	—	—	2	420
Balances, March 31, 2018	37,544	$376	75,010,790	$75	$413,866	$674	$(176,331)	29,990	$(96)	$758	$239,322

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ORBCOMM Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to SEC rules. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The accompanying financial statements are unaudited and, in the opinion of management, include all adjustments (including normal recurring accruals) necessary for a fair presentation of the consolidated financial position, results of operations, comprehensive income and cash flows for the periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. The financial statements include the accounts of the Company, its wholly-owned and majority-owned subsidiaries, and investments in variable interest entities in which the Company is determined to be the primary beneficiary. All significant intercompany accounts and transactions have been eliminated in consolidation. The portions of majority-owned subsidiaries that the Company does not own are reflected as noncontrolling interests on the condensed consolidated balance sheets.

Investments

Investments in entities over which the Company has the ability to exercise significant influence but does not have a controlling interest are accounted for under the equity method of accounting. The Company considers several factors in determining whether it has the ability to exercise significant influence with respect to investments, including, but not limited to, direct and indirect ownership level in the voting securities, active participation on the board of directors, approval of operating and budgeting decisions and other participatory and protective rights. Under the equity method, the Company’s proportionate share of the net income or loss of such investees is reflected in the Company’s condensed consolidated results of operations. When the Company does not exercise significant influence over the investee, the investment is accounted for under the cost method.

Although the Company owns interests in companies that it accounts for pursuant to the equity method, the investments in those entities had no carrying value as of March 31, 2019 and December 31, 2018. The Company has no guarantees or other funding obligations to those entities and the Company had no equity in the earnings or losses of those investees for the three months ended March 31, 2019 and 2018.

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

Service revenues derived from usage fees are generally based upon the data transmitted by a customer, the overall number of subscriber communicators and/or SIMs activated by each customer, and whether the Company provides services through its value-added portal. Using the output method, these service revenues are recognized over time, as services are rendered, or at a point in time, based on the contract terms. AIS service revenues are generated over time from monthly subscription-based services supplying AIS data to its customers and resellers using the output method. In addition, data analytics service revenues are generated from monthly subscription-based services supplying analytical data to its customers using the output method. Revenues from the activation of both subscriber communicators and SIMs are initially recorded as deferred revenues and are, thereafter, recognized on a ratable basis using a time-based output method, generally over three years, the estimated life of the subscriber communicator. Revenues from separately priced extended warranty service agreements extending beyond the initial warranty period, typically one year, are initially recorded as deferred revenues and are, thereafter, recognized on a ratable basis using a time-based output method, generally over two to five years. Revenues generated from royalties relating to the manufacture of subscriber communicators by third parties are recognized at a point in time when the third party notifies the Company of the units it has manufactured and a unique serial number is assigned to each unit by the Company.

The Company earns other service revenues from installation services and engineering, technical and management support services. Revenues generated from installation services are recognized at a point in time using the output method when the services are completed. Revenues generated from engineering, technical and management support services to customers are recognized over time as the service is provided. The Company also generates other service revenues through the sale of software licenses to its customers, which are recognized at a point in time using the output method when the license is provided to the customer.

Product sales are derived from sales of industrial IoT subscriber communicators, including telematics devices, modems or cellular wireless SIMs (for the Company’s terrestrial-communication services) to the Company’s resellers (i.e., MCPs and MCAs) and direct customers. Product sales are recognized at a point in time when title transfers, when the products are shipped or when customers accept the products, depending on the specific contractual terms. Sales of subscriber communicators and SIMs are not subject to return and title and risk of loss pass to the customer generally at the time of shipment.

Amounts received prior to the performance of services under customer contracts are recognized as deferred revenues and revenue recognition is deferred until such time that all revenue recognition criteria have been met. Deferred revenue as of March 31, 2019 and December 31, 2018 consisted of the following:

	March 31,	December 31,
	2019	2018
Service activation fees	$2,826	$2,813
Prepaid services	8,102	7,816
Extended warranty revenues	847	796
	11,775	11,425
Less current portion	(5,312)	(5,954)
Long-term portion	$6,463	$5,471

During the quarter ended March 31, 2019, the Company recognized revenue of $2,263 which was included as deferred revenue as of December 31, 2018.

Shipping costs billed to customers are included in product sales and the related costs are included as cost of product sales.

The Company generates revenue from leasing arrangements of subscriber communicators, under FASB Accounting Standards Codification 842 “Leases” (“ASC 842”), using the estimated selling prices for each of the deliverables recognized.  Product and installation revenues associated with these arrangements are recognized upon shipment or installation of the subscriber communicator, depending on the specific contractual terms. Service and warranty revenues are recognized on an accrual basis, as services are rendered, or on a cash basis, if collection from the customer is not reasonably assured at the time the service is provided.

The following table summarizes the components of revenue from contracts with customers, as well as revenue recognized under ASC 842:

	Three Months Ended March 31,
	2019	2018
Revenue from contracts with customers:
Recurring service revenues	$37,529	$36,725
Other service revenues	1,478	1,267
Total service revenues	39,007	37,992
Product revenue	25,822	27,712
Total revenue from contracts with customers	64,829	65,704
Revenue recognized under ASC 842	1,206	2,269
Total revenues	$66,035	$67,973

Revenue Recognition for Arrangements with Multiple Performance Obligations

The Company enters into contracts with its customers that include multiple performance obligations, which typically include subscriber communicators, monthly usage fees and optional extended warranty service agreements. The Company evaluates each item to determine whether it represents a promise to transfer a distinct good or service to the customer and therefore is a separate performance obligation under ASU 2014-09.  If a contract is separated into more than one performance obligation, the Company allocates the total transaction price to each performance obligation in an amount based on the estimated relative stand-alone selling price of each performance obligation. The Company uses an observable price to determine the stand-alone selling price for separate performance obligations when sold on its own or a cost-plus margin approach when one is not available.

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

Fair Value of Financial Instruments

The Company has no financial assets or liabilities that are measured at fair value on a recurring basis. However, if certain triggering events occur, the Company is required to evaluate the non-financial assets for impairment and any resulting asset impairment would require that a non-financial asset be recorded at fair value. FASB Accounting Standards Codification (“ASC”) Topic 820 “Fair Value Measurement Disclosure” prioritizes inputs used in measuring fair value into a hierarchy of three levels: Level 1- unadjusted quoted prices for identical assets or liabilities traded in active markets; Level 2 - inputs other than quoted prices included within Level 1 that are either directly or indirectly observable; and Level 3 - unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions that market participants would use in pricing.

The carrying amounts of the Company’s financial instruments, including cash, restricted cash, accounts receivable and accounts payable approximated their fair values due to the short-term nature of these items. As of March 31, 2019, the fair value of the Senior Secured Notes, as defined below, is based on observable relevant market information. Fluctuation between the carrying amount and the fair value of the Senior Secured Notes for the period presented is associated with changes in market interest rates. The Company may redeem all or part of the Senior Secured Notes at any time or from time to time at its option at specified redemption prices that would include “make-whole” premiums. Refer to “Note 10 – Notes Payable” for more information.

The carrying amounts and fair values of the Company’s Senior Secured Notes are shown in the following table:

	March 31, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Secured Notes	$250,000	$257,500	$250,000	$255,000

The fair value of the note payable - related party, $1,275 book value, has a de minimis value.

Concentration of Risk

The Company’s customers are primarily commercial organizations. Accounts receivable are generally unsecured.

Accounts receivable are due in accordance with payment terms set forth in contracts negotiated with customers. Amounts due from customers are stated net of an allowance for doubtful accounts. The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time accounts are past due, the customer’s current ability to pay its obligations to the Company and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they are deemed uncollectible.

There were no customers with revenues greater than 10% of the Company’s consolidated total revenues for the three months ended March 31, 2019 and 2018.

There were no customers with accounts receivable greater than 10% of the Company’s consolidated accounts receivable as of March 31, 2019 and December 31, 2018.

The Company is dependent on one vendor, Sanmina Corporation (“Sanmina”), a contract manufacturer with significant operations in Mexico, for the manufacture of subscriber communicators that the Company designs and sells. For the three months ended March 31, 2019, approximately $17,924, or 66.3%, of the Company’s product revenue was generated from the sale of the Company’s core products produced by Sanmina.

As of March 31, 2019, the Company did not maintain in-orbit insurance coverage for its ORBCOMM Generation 1 (“OG1”) or ORBCOMM Generation 2 (“OG2”) satellites to address the risk of potential systemic anomalies, failures or catastrophic events affecting its satellite constellation.

Inventories

Inventories are stated at the lower of cost or net realizable value, determined on weighted average cost basis. At March 31, 2019 and December 31, 2018, inventory, net of inventory obsolescence, consisted primarily of finished goods and purchased parts to be utilized by its contract manufacturer totaling $28,784 and $27,701, respectively, and raw materials totaling $6,275 and $6,599, respectively. The Company reviews inventory quantities on hand, evaluates the realizability of inventories and adjusts the carrying value as necessary based on forecasted product demand. A provision, recorded in cost of product sales on the Company’s condensed consolidated statements of operations, is made for potential losses on slow-moving and obsolete inventories when identified.

Valuation of Long-Lived Assets

Property and equipment and other long-lived assets are tested for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. The Company measures recoverability by comparing the carrying amount to the projected undiscounted cash flows the assets are expected to generate. An impairment loss is recognized to the extent the carrying value exceeds the fair value.

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

Warranty coverage that includes additional services such as repairs and maintenance of the product is treated as a separate performance obligation and the related warranty and repairs/maintenance costs are recorded as incurred.

Refer to “Note 8 – Accrued Liabilities” for more information.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02 “Leases (Topic 842)” (“ASU 2016-02”), which is effective for fiscal years beginning after December 15, 2018. ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both finance and operating leases, along with additional qualitative and quantitative disclosures. The Company adopted the guidance prospectively as of January 1, 2019, the date of initial application. As part of the adoption, the Company elected the package of practical expedients, the short-term lease exemption and the practical expedient to not separate lease and non-lease components. The Company completed its comprehensive review of its lease portfolio for all lease types and embedded leases throughout each region. Refer to “Note 15 – Leases” for more information.

In January 2017, the FASB issued ASU No. 2017-04 “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”), which will be effective for fiscal years beginning after December 15, 2019. ASU 2017-04 removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Under ASU 2017-04, goodwill impairment will be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The adoption of this standard, which will be applied prospectively, is not expected to have a material impact on the Company’s consolidated financial statements.

3. Acquisitions

inthinc Technology Solutions, Inc.

On June 9, 2017, pursuant to the asset purchase agreement (the “Asset Purchase Agreement”) entered into by the Company and inthinc, Inc., inthinc Technology Solutions, Inc., tiwi, Inc., inthinc Telematics, Inc., DriveAware, Inc., inthinc Chile, SP, and inthinc Investors, L.P. (collectively, “Inthinc”), the Company completed the acquisition of Inthinc for an aggregate consideration of (i) $34,236 in cash on a debt-free, cash-free basis; (ii) issuance of 76,796 shares of the Company’s common stock, valued at $9.95 per share, which reflected a 20 trading day average price of the Company’s stock ending June 8, 2017; and (iii) additional contingent consideration of up to $25,000, subject to certain operational milestones, payable in stock or a combination of cash and stock at the Company’s election.

Contingent Consideration

Additional consideration is conditionally due to the Inthinc sellers upon achievement of certain financial milestones through June 2019. The fair value measurement of the contingent consideration obligation is determined using Level 3 unobservable inputs supported by little or no market activity based on the Company’s own assumptions. The estimated fair value of the contingent consideration was determined based on the Company’s estimates using the probability-weighted discounted cash flow approach. As of March 31, 2019 and December 31, 2018, the Company recorded $0 and $2,063 in accrued liabilities on the condensed consolidated balance sheets in connection with the contingent consideration. Three of the four financial milestones for this additional consideration have not been met and the fourth financial milestone for this additional consideration is not expected to be met. Therefore, the Company recorded a reduction of the contingent liability of $2,063 in selling, general and administrative (“SG&A”) expenses on the condensed consolidated statement of operations for the quarter ended March 31, 2019.

4. Stock-Based Compensation

The Company’s stock-based compensation plan consists of its 2016 Long-Term Incentives Plan (the “2016 LTIP”). As of March 31, 2019, there were 2,950,708 shares available for grant under the 2016 LTIP.

Total stock-based compensation recorded by the Company for the three months ended March 31, 2019 and 2018 was $2,082 and $1,707, respectively. Total capitalized stock-based compensation for the three months ended March 31, 2019 and 2018 was $336 and $159, respectively.

The following table summarizes the components of stock-based compensation expense in the condensed consolidated statements of operations for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,
	2019	2018
Cost of services	$159	$164
Cost of product sales	43	39
Selling, general and administrative	1,626	1,292
Product development	254	212
Total	$2,082	$1,707

As of March 31, 2019, the Company had unrecognized compensation costs for all share-based payment arrangements totaling $9,275.

Time-Based Stock Appreciation Rights

A summary of the Company’s time-based stock appreciation rights (“SARs”) for the three months ended March 31, 2019 is as follows:

			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
	Number of	Average	Contractual	Value
	Shares	Exercise Price	Term (years)	(In thousands)
Outstanding at January 1, 2019	2,199,094	$5.36
Granted	—	—
Exercised	(6,000)	6.09
Forfeited or expired	—	—
Outstanding at March 31, 2019	2,193,094	$5.30	3.43	$2,483
Exercisable at March 31, 2019	2,163,094	$5.35	3.37	$2,709
Vested and expected to vest at March 31, 2019	2,193,094	$5.30	3.43	$2,483

For the three months ended March 31, 2019 and 2018, the Company recorded stock-based compensation expense related to these time-based SARs of $36 and $60, respectively. As of March 31, 2019, $146 of total unrecognized compensation cost related to the SARs is expected to be recognized through December 2019.

The intrinsic value of the time-based SARs exercised during the three months ended March 31, 2019 was $18.

Performance-Based Stock Appreciation Rights

A summary of the Company’s performance-based SARs for the three months ended March 31, 2019 is as follows:

			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
	Number of	Average	Contractual	Value
	Shares	Exercise Price	Term (years)	(In thousands)
Outstanding at January 1, 2019	233,496	$6.02
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—
Outstanding at March 31, 2019	233,496	$5.96	4.38	$974
Exercisable at March 31, 2019	233,496	$5.96	4.38	$974
Vested and expected to vest at March 31, 2019	233,496	$5.96	4.38	$974

For each of the three months ended March 31, 2019 and 2018, the Company recorded stock-based compensation expense related to the performance-based SARs of $0. As of March 31, 2019, there was no unrecognized compensation cost related to these SARs expected to be recognized.

The intrinsic value of the performance-based SARs exercised during the three months ended March 31, 2019 was $0.

The fair value of each time-based and performance-based SAR award is estimated on the date of grant using the Black-Scholes option pricing model with the assumptions described below. For the periods indicated, the expected volatility was based on the Company’s historical volatility over the expected terms of the SAR awards. Estimated forfeitures were based on voluntary and involuntary termination behavior, as well as analysis of actual forfeitures. The risk-free interest rate was based on the U.S. Treasury yield curve at the time of the grant over the expected term of the SAR grants. The Company did not grant time-based or performance-based SARs during the three months ended March 31, 2019 and 2018.

Time-Based Restricted Stock Units

A summary of the Company’s time-based restricted stock units (“RSUs”) for the three months ended March 31, 2019 is as follows:

	Shares	Weighted- Average Grant Date Fair Value
Balance at January 1, 2019	920,024	$9.60
Granted	109,250	8.08
Vested	(358,874)	9.78
Forfeited or expired	(5,212)	9.87
Balance at March 31, 2019	665,188	$9.38

For the three months ended March 31, 2019 and 2018, the Company recorded stock-based compensation expense related to the time-based RSUs of $870 and $949, respectively. As of March 31, 2019, $5,825 of total unrecognized compensation cost related to the RSUs is expected to be recognized through March 2021.

Performance-Based Restricted Stock Units

A summary of the Company’s performance-based RSUs for the three months ended March 31, 2019 is as follows:

	Shares	Weighted- Average Grant Date Fair Value
Balance at January 1, 2019	613,605	$9.44
Granted	—	—
Vested	(262,685)	9.90
Forfeited or expired	(15,332)	9.86
Balance at March 31, 2019	335,588	$9.46

For the three months ended March 31, 2019 and 2018, the Company recorded stock-based compensation expense related to the performance-based RSUs of $1,053 and $503, respectively. As of March 31, 2019, $3,304 of total unrecognized compensation cost related to these RSUs is expected to be recognized through March 2020.

The fair value of the time-based and performance-based RSU awards are based upon the closing stock price of the Company’s common stock on the date of grant.

Market Performance Units

The Company grants Market Performance Units (“MPUs”) to its senior executives based on stock price performance over a three-year period measured on December 31 of each year in the performance period. The MPUs will vest in equal installments at the end of each year in the performance period only if the Company satisfies the stock price performance targets and the senior executives continue their employment through the dates the Compensation Committee has determined that the targets have been achieved. The value of the MPUs that will be earned each year ranges up to 15% of each of the senior executives’ base salaries in the year of the grant depending on the Company’s stock price performance target for that year. The value of the MPUs can be paid in either cash or common stock or a combination of cash and common stock at the Company’s discretion. The MPUs are classified as a liability on the condensed consolidated balance sheets and are revalued at the end of each reporting period based on the awards’ fair value over a three-year period.

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

Three Months Ended March 31,
	2019	2018
Risk-free interest rate	2.22% to 2.43%	2.03% to 2.36%
Estimated volatility factor	33.0% to 44.0%	29.0% to 32.0%
Expected dividends	None	None

For the three months ended March 31, 2019 and 2018, the Company recorded stock-based compensation expense of $61 and $123, respectively, relating to these MPUs, respectively.

As of March 31, 2019, the Company recorded $118 and $54 in accrued liabilities and other non-current liabilities, respectively, on its condensed consolidated balance sheet. As of December 31, 2018, the Company recorded $527 and $131 in accrued liabilities and other non-current liabilities, respectively, on its condensed consolidated balance sheet.

In January 2019, the Company issued 60,885 shares of common stock as payment in connection with MPUs for achieving the fiscal year 2018, 2017 and 2016 stock performance target with respect to the 2018 performance year.

In January 2018, the Company issued 81,277 shares of common stock as payment in connection with MPUs for achieving the fiscal year 2017, 2016 and 2015 stock performance target with respect to the 2017 performance year.

Employee Stock Purchase Plan

On February 16, 2016, the Company’s board of directors adopted the ORBCOMM Inc. Employee Stock Purchase Plan (“ESPP”), which was approved by the Company’s shareholders on April 20, 2016. Under the terms of the ESPP, 5,000,000 shares of the Company’s common stock are available for issuance, and eligible employees may have up to 10% of their gross pay deducted from their payroll up to a maximum of $25 per year to purchase shares of ORBCOMM common stock at a discount of up to 15% of its fair market value, subject to certain conditions and limitations. For the three months ended March 31, 2019 and 2018, the Company recorded stock-based compensation expense of $62 and $72, respectively, related to the ESPP.

5. Net Income (Loss) Attributable to ORBCOMM Inc. Common Stockholders

The Company accounts for earnings per share (“EPS”) in accordance with ASC Topic 260, “Earnings Per Share” (“ASC 260”) and related guidance, which requires two calculations of EPS to be disclosed: basic and diluted. The numerator in calculating basic and diluted EPS is an amount equal to the net income (loss) attributable to ORBCOMM Inc. common stockholders for the periods presented. The denominator in calculating basic EPS is the weighted average shares outstanding for the respective periods. The denominator in calculating diluted EPS is the weighted average shares outstanding, plus the dilutive effect of stock option grants, unvested SAR and RSU grants and shares of Series A convertible preferred stock for the respective periods. The following table sets forth the basic and diluted EPS calculations for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,
	2019	2018
Net loss attributable to ORBCOMM Inc. common stockholders	$(5,490)	$(10,086)
Weighted average number of common shares outstanding:
Basic number of common shares outstanding	79,387	74,729
Dilutive effect of grants of stock options, unvested SARs and RSUs and shares of Series A convertible preferred stock	—	—
Diluted number of common shares outstanding	79,387	74,729
Earnings per share:
Basic	$(0.07)	$(0.13)
Diluted	$(0.07)	$(0.13)

The computation of net loss attributable to ORBCOMM Inc. common stockholders for the three months ended March 31, 2019 and 2018 is as follows:

	Three Months Ended
	March 31,
	2019	2018
Net loss attributable to ORBCOMM Inc.	$(5,490)	$(10,086)
Preferred stock dividends on Series A convertible preferred stock	—	—
Net loss attributable to ORBCOMM Inc. common stockholders	$(5,490)	$(10,086)

6. Satellite Network and Other Equipment, Net

Satellite network and other equipment, net consisted of the following:

	March 31,	December 31,
	2019	2018
Land	$381	$381
Satellite network	196,493	195,886
Capitalized software	70,795	67,509
Computer hardware	5,935	5,850
Other	5,929	5,610
Assets under construction	13,206	12,489
	292,739	287,725
Less: accumulated depreciation and amortization	(137,090)	(127,655)
	$155,649	$160,070

During the three months ended March 31, 2019 and 2018, the Company capitalized internal costs attributable to the design, development and enhancement of the Company’s products and services and internal-use software in the amount of $3,485 and $3,807, respectively.

Depreciation and amortization expense for the three months ended March 31, 2019 and 2018 was $9,443 and $8,942, respectively. This includes amortization of internal-use software of $863 and $936 for the three months ended March 31, 2019 and 2018, respectively.

For the three months ended March 31, 2019 and 2018, $4,250 and $4,287 of depreciation and amortization expense, respectively, relate to cost of services and $693 and $1,028, respectively, relate to cost of product sales, as these assets support the Company’s revenue generating activities.

As of March 31, 2019 and December 31, 2018, assets under construction primarily consisted of costs associated with acquiring, developing and testing software and hardware for internal and external use that have not yet been placed into service.

7. Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price of an acquired business over the estimated fair values of the underlying net tangible and intangible assets. Goodwill is allocated to the Company’s one reportable segment, which is its only reporting unit.

The Company’s intangible assets, net consisted of the following:

		March 31, 2019			December 31, 2018
	Useful life		Accumulated			Accumulated
	(years)	Cost	amortization	Net	Cost	amortization	Net
Customer lists	5 - 15	$113,357	$(42,589)	$70,768	$113,357	$(39,966)	$73,391
Patents and technology	3 - 10	23,424	(11,163)	12,261	23,424	(10,551)	12,873
Trade names and trademarks	1 - 2	3,003	(3,003)	—	3,003	(3,003)	—
		$139,784	$(56,755)	$83,029	$139,784	$(53,520)	$86,264

At March 31, 2019, the weighted-average amortization period for the intangible assets was 10.5 years. At March 31, 2019, the weighted-average amortization periods for customer lists, patents and technology and trade names and trademarks were 10.9, 9.3 and 1.2 years, respectively.

Amortization expense for the three months ended March 31, 2019 and 2018 was $3,235 and $3,281, respectively.

Estimated future amortization expense for intangible assets is as follows:

Amount
2019 (remaining)	$9,732
2020	12,066
2021	11,515
2022	11,060
2023	10,829
2024	10,449
Thereafter	17,378
$83,029

8. Accrued Liabilities

Accrued liabilities consisted of the following:

	March 31,	December 31,
	2019	2018
Accrued compensation and benefits	$7,146	$9,367
Accrued warranty obligations	5,823	5,624
Acquired customer product liabilities	546	546
Corporate income tax payable	1,153	1,521
Contingent consideration amount	—	2,063
VAT payable	2,928	2,286
Accrued satellite network and other equipment	283	227
Accrued inventory purchases	815	219
Accrued interest expense	10,000	5,000
Accrued professional fees	218	303
Accrued airtime charges	1,794	901
Short-term lease liability	2,998	—
Other accrued expenses	6,866	7,678
	$40,570	$35,735

Changes in accrued warranty obligations consisted of the following:

	2019	2018
Balance at January 1,	$5,624	$4,153
Warranty liabilities assumed from acquisitions	—	151
Warranty expense	905	934
Warranty charges	(706)	(57)
Balance at March 31,	$5,823	$5,181

9. Note Payable - Related Party

In connection with the acquisition of a majority interest in Satcom International Group plc in 2005, the Company recorded an indebtedness to OHB Technology A.G. (formerly known as OHB Teledata A.G.), a stockholder of the Company. At March 31, 2019 and December 31, 2018, the principal balance of the note payable was €1,138, with a carrying value of $1,275 and $1,298, respectively. The carrying value was based on the note’s estimated fair value at the time of acquisition. The difference between the carrying value and principal balance was being amortized to interest expense over the six-year estimated life, which ended on September 30, 2011. This note does not bear interest and has no fixed repayment term. Repayment of the note will be made from the distribution profits (as defined in the note agreement) of ORBCOMM Europe LLC, a wholly owned subsidiary of the Company. The note has been classified as long-term, as the Company does not expect any repayments to be required prior to March 31, 2020.

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

The Company has the option to redeem some or all of the Senior Secured Notes at any time on or after April 1, 2020, at redemption prices set forth in the Indenture plus accrued and unpaid interest, if any, to the date of redemption. The Company also has the option to redeem some or all of the Senior Secured Notes at any time before April 1, 2020, at a redemption price of 100% of the principal amount of the Senior Secured Notes to be redeemed, plus a “make-whole” premium and accrued and unpaid interest, if any, to the date of redemption. In addition, at any time before April 1, 2020, the Company may redeem up to 35% of the aggregate principal amount of the Senior Secured Notes to be redeemed, plus accrued and unpaid interest, if any, to the date of redemption, with the proceeds from certain equity issuances.

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

In connection with the issuance of the Senior Secured Notes, the Company incurred debt issuance costs of approximately $5,431. For each of the three months ended March 31, 2019 and 2018, amortization of the debt issuance costs was $194.  The Company recorded charges of $5,194 to interest expense on its condensed consolidated statements of operations for each of the three months ended March 31, 2019 and 2018, related to interest expense and amortization of debt issuance costs associated with the Senior Secured Notes.

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

At March 31, 2019, no amounts were outstanding under the Revolving Credit Facility. As of March 31, 2019, the Company was in compliance with all financial covenants under the Revolving Credit Agreement.

11. Stockholders’ Equity

Preferred Stock

The Company currently has 50,000,000 shares of preferred stock authorized.

Series A Convertible Preferred Stock

During the three months ended March 31, 2019, the Company did not issue dividends of Series A convertible preferred stock to the holders of the Series A convertible preferred stock. As of March 31, 2019, dividends in arrears were $8.

Common Stock

As of March 31, 2019, the Company has reserved 15,312,223 shares of common stock for future issuances related to employee stock compensation plans.

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

12. Segment Information

The Company operates in one reportable segment, industrial IoT services. Other than satellites in orbit, goodwill and intangible assets, long-lived assets outside of the United States are not significant. The Company’s foreign exchange exposure is limited as approximately 70% of the Company’s consolidated revenue is collected in U.S. dollars. The following table summarizes revenues on a percentage basis by geographic region, based on the region in which the customer is located.

	Three Months Ended March 31,
	2019	2018
United States	52%	67%
South America	11%	10%
Japan	8%	2%
Europe	19%	15%
Other	10%	6%
	100%	100%

13. Income Taxes

For the three months ended March 31, 2019, the Company’s income tax expense was $710, compared to $943 for the prior year period. The decrease in the income tax provision for the three months ended March 31, 2019 primarily related to lower deferred tax expense in the current period related to the amortization of tax goodwill. This decrease was partially offset by an increase in taxable non-U.S. earnings before income taxes, when compared to the prior year period.

As of March 31, 2019 and December 31, 2018, the Company maintained a valuation allowance against its net deferred tax assets primarily attributable to operations in the United States, as the realization of such assets was not considered more likely than not.

There were no changes to the Company’s unrecognized tax benefits during the three months ended March 31, 2019. The Company does not expect any significant changes to its unrecognized tax positions during the next twelve months.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were recognized during the three months ended March 31, 2019.

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

Airtime Credits

In 2001, in connection with the organization of ORBCOMM Europe and the reorganization of the ORBCOMM business in Europe, the Company agreed to grant certain country representatives in Europe approximately $3,736 in airtime credits. The Company has not recorded the airtime credits as a liability for the following reasons: (i) the Company has no obligation to pay the unused airtime credits if they are not utilized; and (ii) the airtime credits are earned by the country representatives only when the Company generates revenue from the country representatives. The airtime credits have no expiration date. Accordingly, the Company is recording airtime credits as services are rendered and these airtime credits are recorded net of revenues from the country representatives. For each of the three months ended March 31, 2019 and 2018, airtime credits used totaled approximately $7. As of March 31, 2019 and 2018, unused credits granted by the Company were approximately $1,941 and $1,971, respectively.

15. Leases

Lessee

The Company determines whether an arrangement is a lease at inception. The Company has operating leases for land, office space, data centers and storage facilities, as well as office equipment and vehicles. The Company’s leases have remaining lease terms of one year to 14 years, some of which include options to extend the lease term for up to five years, and some of which include options to terminate the lease within one year. The Company considered these options in determining the lease term used to establish the Company’s right-of use assets and lease liabilities. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and operating lease liabilities are recognized at the lease commencement date based on the present value of the future lease payments over the lease term. The operating lease ROU asset also includes any lease payments made in advance of lease commencement and excludes lease incentives. The lease terms used in the calculations of the operating ROU assets and operating lease liabilities include options to extend or terminate the lease when the Company is reasonably certain that it will exercise those options. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

The Company has lease agreements with lease and non-lease components, which are generally not accounted for separately.

Components of lease expense are as follows:

Three Months Ended March 31,
2019
Operating lease cost	$1,015

The Company has lease arrangements which are classified as short-term in nature.  These leases meet the criteria for operating lease classification. In addition, the Company has variable lease costs associated with certain leases. Lease costs associated with the short-

term leases and variable lease components, included in SG&A expenses on the Company’s condensed consolidated statements of operations, are not material.

Supplemental cash flow information and non-cash activity related to our operating leases are as follows:

Three Months Ended March 31,
2019
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$1,130
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$10,923

Supplemental balance sheet information related to our operating leases is as follows:

		March 31,
	Balance Sheet Classification	2019
Right-of-use assets	Other assets	$10,171
Current lease liabilities	Accrued liabilities	2,998
Non-current lease liabilities	Other liabilities	10,000

Weighted-average remaining lease term and discount rate for our operating leases are as follows:

March 31,
2019
Weighted-average remaining lease term (in years)	5.06
Weighted-average discount rate	8.0%

Maturities of lease liabilities by fiscal year for our operating leases are as follows:

March 31,
2019
2019 (remaining)	$2,923
2020	3,410
2021	2,764
2022	2,111
2023	1,720
Thereafter	2,928
Total lease payments	15,856
Less: Imputed interest	(2,858)
Present value of lease liabilities	$12,998

As of March 31, 2019, the Company is finalizing a modification to an existing office lease, extending the lease term by approximately nine years. The Company expects the impact of this lease modification will result in an increase in the Company’s operating ROU assets and lease liabilities of approximately $3,000.

Lessor

Although most of the Company’s revenue from its product sales comes from the sale of subscriber communicators, the Company also leases some subscriber communicators to certain customers. The Company determines the existence of a lease when the customer controls the use of the identified product for a period of time defined in the lease agreement. The Company’s leases range in duration between three to five years, with payment generally collected in monthly installments. Refer to “Note 2 – Summary of Significant Accounting Policies” for more information.

The Company classifies these leases as sales-type leases and recognizes revenue and cost of sales upon delivery or installation, depending on the specific contractual terms. The Company’s leases include certain termination fees, as defined in the lease agreement, and do not typically include purchase rights at the end of the lease.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Certain statements discussed in this Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally relate to our plans, estimates, objectives and expectations for future events, as well as projections, business trends and other statements that are not historical facts. Such forward-looking statements are subject to known and unknown risks and uncertainties, some of which are beyond our control, which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include but are not limited to: demand for and market acceptance of our products and services and our ability to successfully implement our business plan; our dependence on our subsidiary companies (Market Channel Affiliates (“MCAs”)) and third-party product and service developers and providers, distributors and resellers (Market Channel Partners (“MCPs”)) to develop, market and sell our products and services, especially in markets outside the United States; substantial losses we have incurred and may continue to incur; substantial competition in the telecommunications, Automatic Identification Service (“AIS”) data and industrial Internet of Things (“IoT”) industries; the inability to effect suitable investments, alliances and acquisitions or the inability to successfully integrate acquired businesses; defects, errors or other insufficiencies in our products or services; failure to meet minimum service level commitments to certain of our customers; our dependence on significant customers for a substantial portion of our revenues, including key customers such as JB Hunt Transport Services, Inc. (“JB Hunt”), Caterpillar Inc., Komatsu Ltd., Carrier Transicold and Satlink S.L.; our ability to expand our business outside the United States and risks related to the economic, political and other conditions in foreign countries where we do business; fluctuations in foreign currency exchange rates; unanticipated domestic or foreign tax or fee liabilities; the possibility we will be required to collect certain taxes in jurisdictions where we have not historically done so; economic, political and other conditions; extreme events such as a man-made or natural disaster, earthquakes, severe weather or other climate change-related events; our dependence on a limited number of manufacturers for many of our products and services; interruptions, discontinuations, slowdown or loss of the supply of subscriber communicators from our vendor Sanmina Corporation; legal proceedings; our reliance on intellectual property; increased regulatory restrictions; lack of in-orbit or other insurance for our ORBCOMM Generation 1 or ORBCOMM Generation 2 satellites; our reliance on third-party wireless network service providers to deliver existing and developing services in certain areas of our business; significant interruptions, discontinuation or loss of services provided by Inmarsat plc; failure to maintain proper and effective internal controls; inaccurate estimates in accounting or incorrect financial assumptions; significant operating risks related to our satellites due to various types of potential anomalies and potential impacts of space debris or other spacecrafts;  the failure of our systems or reductions in levels of service due to technological malfunctions or deficiencies or other events outside of our control; difficulty upgrading or replacing aging hardware and software we use in operating our gateway earth stations and our customers’ subscriber communicators; technical or other difficulties with our gateway earth stations; security risks related to our networks and data processing systems and those of our third-party service providers; liabilities or additional costs as a result of laws, governmental regulations and evolving views of personal privacy rights; failure of our information technology systems; cybersecurity risks; the level of our indebtedness and the terms of our $250 million 8.0% senior secured note indenture and our revolving credit agreement, under which we may borrow up to $25 million, that could restrict our business activities or our ability to execute our strategic objectives or adversely affect our financial performance; and the other risks described in our filings with the Securities and Exchange Commission (“SEC”). For more detail on these and other risks, please see our Annual Report on Form 10-K for the year ended December 31, 2018 (“Annual Report”), and other documents we file with the SEC. We undertake no obligation to publicly revise any forward-looking statements or cautionary factors, except as required by law.

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

Customers benefiting from our network, products and solutions include original equipment manufacturers (“OEMs”), such as Caterpillar Inc., Doosan Infracore America, Hitachi Construction Machinery Co. Ltd., John Deere, Komatsu Ltd., and Volvo Construction Equipment; vertical market technology integrators known as value-added resellers (“VARs”), international value-added resellers (“IVARs”), such as American Innovations, and value-added solutions providers (“SPs”), such as Onixsat, Satlink and Sascar; and end-to-end solutions customers such as Carrier Transicold, Thermo King, C&S Wholesale, Canadian National Railways, CR England, Hub Group, Inc., JB Hunt, KLLM Transport Services, Marten Transport, Prime Inc., Swift Transportation, Target, Tropicana, Tyson Foods, Walmart and Werner Enterprises.

Critical Accounting Policies and Estimates

Our discussion and analysis of our results of operations, liquidity and capital resources are based on our condensed consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, accounts receivable, accounting for business combinations, goodwill, intangible assets, satellite network and other equipment, long-lived assets, capitalized development costs, income taxes, warranty costs, loss contingencies and the value of securities underlying stock-based compensation. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from our estimates and could have a significant adverse effect on our results of operations and financial position. For a discussion of our critical accounting policies and estimates see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report. Except for Financial Accounting Standards Board Accounting Standards Update 2016-02 “Leases (Topic 842)” as noted in “Note 2 – Summary of Significant Accounting Policies” and “Note 15 – Leases” of the Notes to the Condensed Consolidated Financial Statements, there have been no material changes to our critical accounting policies during 2019.

Revenues

We derive service revenues mostly from monthly fees for industrial IoT connectivity services that consist of subscriber-based, recurring monthly usage fees for each subscriber communicator or SIM activated for use on our satellite network, other satellite networks, and cellular wireless networks that we resell to our customers (i.e., our MCPs, MCAs and direct customers). Usage fees are generally based upon the data transmitted by a customer and the overall number of subscriber communicators and SIMs activated by each customer and whether we provide services through our value-added portal. Service revenues are recognized on an accrual basis, as services are rendered, or on a cash basis, if collection from the customer is not reasonably assured at the time the service is provided. We also generate AIS service revenues from subscription-based services supplying AIS data to customers and resellers, as well as data analytic service revenues from monthly subscription-based services supplying analytical data to our customers. In addition, we earn service revenues from extended warranty service agreements extending beyond the initial warranty period of one year, installation services, royalty fees from third parties for the use of our proprietary communications protocol charged on a one-time basis for each subscriber communicator connected to our industrial IoT data communications system and fees from providing engineering, technical and management support services to customers.

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

The table below presents our revenues for the three months ended March 31, 2019 and 2018, together with the percentage of total revenue represented by each revenue category:

	Three Months Ended March 31,
(In thousands)	2019		2018
Service revenues	$39,007	59.1%	$37,992	55.9%
Product sales	27,028	40.9%	29,981	44.1%
	$66,035	100.0%	$67,973	100.0%

Total revenues for the three months ended March 31, 2019 and 2018 were $66.0 million and $68.0 million, respectively, a decrease of 2.9%.

Service revenues

	Three Months Ended March 31,		Change
(In thousands)	2019	2018	Dollars	%
Recurring service revenues	$37,529	$36,725	$804	2.2%
Other service revenues	1,478	1,267	211	16.7%
Total service revenues	$39,007	$37,992	$1,015	2.7%

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

The increase in service revenues for the three months ended March 31, 2019, compared to the prior year period, was primarily due to revenue generated from growth in billable subscriber communicators across our services. As of March 31, 2019, we had approximately 2,441,000 billable subscriber communicators compared to approximately 2,126,000 billable subscriber communicators as of March 31, 2018, an increase of 14.8%.

Service revenue growth can be impacted by the customary lag between subscriber communicator activations and recognition of service revenue from these units, as well as the mix of new subscriber activations in the period.

Product sales

	Three Months Ended March 31,		Change
(In thousands)	2019	2018	Dollars	%
Product sales	$27,028	$29,981	$(2,953)	(9.8)%

We derive product revenues primarily from sales of industrial IoT subscriber communicators, including telematics devices, modems and cellular wireless SIMs to our resellers and direct customers, as well as through leasing arrangements of subscriber communicators.

The decrease in product revenues for the quarter ended March 31, 2019, compared to the prior year period, was primarily due to timing of shipments associated with our existing and new customers during the 2019 period and the inclusion of a significant product deployment during the quarter ended March 31, 2018.

Costs of revenues, exclusive of depreciation and amortization

	Three Months Ended March 31,		Change
(In thousands)	2019	2018	Dollars	%
Cost of services	$13,047	$15,548	$(2,501)	(16.1)%
Cost of product sales	19,028	23,511	(4,483)	(19.1)%

Cost of services is comprised of expenses to operate our network, such as payroll and related costs, including stock-based compensation, installation costs, and usage fees to third-party networks, but exclude depreciation and amortization discussed below. The decrease in cost of services for the three months ended March 31, 2019, compared to the prior year period, was primarily due to the inclusion of non-recurring installation costs associated with significant product deployments during the quarter ended March 31, 2018.

Costs of product sales includes the purchase price of subscriber communicators and SIMs sold, costs of warranty obligations, shipping charges, as well as operational costs to fulfill customer orders, including costs for employees and inventory management. The decrease in cost of product sales for the three months ended March 31, 2019 was primarily due to lower costs associated with new product offerings and the mix of product shipments, compared to the prior year period.

Selling, general and administrative expenses

	Three Months Ended March 31,		Change
(In thousands)	2019	2018	Dollars	%
Selling, general and administrative expenses	$17,179	$17,500	$(321)	(1.8)%

Selling, general and administrative (“SG&A”) expenses relate primarily to expenses for general management, sales and marketing, finance, audit and legal fees and general operating expenses. SG&A expenses were relatively flat for the three months ended March 31, 2019, compared to the prior year period.

Product development expenses

	Three Months Ended March 31,		Change
(In thousands)	2019	2018	Dollars	%
Product development	$3,967	$2,813	$1,154	41.0%

Product development expenses consist primarily of the expenses associated with our engineering efforts, including the cost of third parties to support our current applications. Product development expenses for the three months ended March 31, 2019 reflected increases in employee costs and other operating expenses, compared to the prior year period, as we continue to develop new solutions and services for our customers.

Depreciation and amortization

	Three Months Ended March 31,		Change
(In thousands)	2019	2018	Dollars	%
Depreciation and amortization	$12,678	$12,223	$455	3.7%

The increase in depreciation and amortization for the three months ended March 31, 2019, compared to the prior year period, was primarily due to depreciation associated with our capitalized costs attributable to the design, development and enhancements of our products and services sold to our customers and our internally developed software.

Acquisition-related and integration costs

	Three Months Ended March 31,		Change
(In thousands)	2019	2018	Dollars	%
Acquisition - related and integration costs	$215	$606	$(391)	(64.5)%

Acquisition-related and integration costs include professional services expenses and identifiable integration costs directly attributable to our acquisitions. The decrease in acquisition-related and integration costs reflect lower acquisition and integration activity for the three months ended March 31, 2019, compared to the prior year period.

Other income (expense)

Other income (expense) is comprised primarily of interest expense, foreign exchange gains and losses, interest income from our cash and cash equivalents, which can consist of U.S. Treasuries and interest-bearing instruments and interest income related to capital leases.

	Three Months Ended March 31,		Change
(In thousands)	2019	2018	Dollars	%
Interest income	$392	$475	$(83)	(17.5)%
Other income (expense)	242	(167)	409	NM
Interest expense	(5,241)	(5,200)	(41)	0.8%
Total other expense	$(4,607)	$(4,892)	$285	(5.8)%

The decrease in other expense for the three months ended March 31, 2019, compared to the prior year period, was primarily due to increased other income related to the change in foreign currency translation during the period.  We believe our foreign exchange exposure is limited as a majority of our revenue is collected in U.S. dollars.

Income taxes

For the three months ended March 31, 2019, our income tax expense was $0.7 million, compared to $0.9 million for the prior year period. The decrease in the income tax provision for the three months ended March 31, 2019 primarily related to lower deferred tax expense in the current period related to the amortization of tax goodwill. This decrease was partially offset by an increase in taxable non-U.S. earnings before income taxes, when compared to the prior year period.

As of March 31, 2019 and 2018, we maintained a valuation allowance against our net deferred tax assets primarily attributable to operations in the United States as the realization of such assets was not considered more likely than not.

Net loss

For the three months ended March 31, 2019, we had a net loss of $5.4 million compared to a net loss of $10.1 million in the prior year period, primarily due to decreased costs associated with our products and services, as described above.

Noncontrolling interests

Noncontrolling interests relate to earnings and losses attributable to noncontrolling shareholders.

Net loss attributable to ORBCOMM Inc.

For the three months ended March 31, 2019, we had a net loss attributable to our company of $5.5 million, compared to a net loss of $10.1 million in the prior year period.

Liquidity and Capital Resources

Overview

Our liquidity requirements arise from our working capital needs, our obligations to make scheduled payments of interest on our indebtedness and our need to fund capital expenditures to support our current operations and to facilitate growth and expansion. We have financed our operations and expansion with cash flows from operating activities, sales of our common stock through public offerings, and private placements of debt. At March 31, 2019, we have an accumulated deficit of $198.0 million. Our primary source of liquidity consists of cash and cash equivalents totaling $58.1 million at March 31, 2019 and an unused $25.0 million Revolving Credit Facility under the Revolving Credit Agreement, as described below, which we believe will be sufficient to provide working capital, make interest payments and make capital expenditures to support operations and facilitate growth and expansion for the next twelve months.

Operating activities

Cash provided by our operating activities for the three months ended March 31, 2019 was $9.0 million resulting from a net loss of $5.4 million, offset by non-cash items including $12.7 million for depreciation and amortization, $2.1 million for stock-based compensation and cash provided by working capital of $1.9 million. Working capital activities primarily consisted of an increase of $7.4 million in accounts payable and accrued liabilities primarily related to timing of payments, offset, in part, by an increase of $2.9 million in accounts receivable relating to timing of receivables and an increase of $1.5 million in prepaid expenses and other assets.

Cash used in our operating activities for the three months ended March 31, 2018 was $1.2 million resulting from a net loss of $10.1 million, offset by non-cash items including $12.2 million for depreciation and amortization and $1.7 million for stock-based compensation. These non-cash add-backs were offset, in part, by a working capital use of cash of $5.6 million. Working capital activities primarily consisted of an increase of $2.2 million in accounts receivable related to timing of receivables and an increase of $5.5 million in inventories, offset, in part, by a decrease of $1.1 million in prepaid expenses and other assets and an increase of $2.1 million in accounts payable and accrued liabilities, primarily related to timing of payments.

Investing activities

Cash used in our investing activities for the three months ended March 31, 2019 was $4.5 million, primarily resulting from capital expenditures during the period.

Cash used in our investing activities for the three months ended March 31, 2018 was $5.6 million, primarily resulting from capital expenditures during the period.

Financing activities

We had no cash provided by or used in our financing activities for the three months ended March 31, 2019 and 2018.

Future Liquidity and Capital Resource Requirements

We believe that our existing cash and cash equivalents along with expected cash flows from operating activities and additional funds available under our Revolving Credit Facility will be sufficient over the next 12 months to provide working capital, cover interest payments on our debt facilities and fund growth initiatives and capital expenditures.

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

On December 18, 2017, we and certain of our subsidiaries entered into the Revolving Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent and collateral agent. The Revolving Credit Agreement provides for a Revolving Credit Facility in an aggregate principal amount of up to $25.0 million for working capital and general corporate purposes and matures on December 18, 2022. The Revolving Credit Facility will bear interest at an alternative base rate or an adjusted LIBOR, plus an applicable margin of 1.50% in the case of alternative base rate loans and 2.50% in the case of adjusted LIBOR loans. The Revolving Credit Facility is secured by a first priority security interest in substantially all of our and our subsidiaries’ assets under a Security Agreement among the Company, the applicable subsidiaries and JPMorgan Chase Bank, N.A., subject to an intercreditor agreement with the indenture trustee for the Senior Secured Notes. The Revolving Credit Facility has no scheduled principal amortization until the maturity date. Subject to the terms set forth in the Revolving Credit Agreement, we may borrow, repay and reborrow amounts under the Revolving Credit Facility at any time prior to the maturity date.

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

At March 31, 2019, no amounts were outstanding under the Revolving Credit Facility. As of March 31, 2019, we were in compliance with all financial covenants under the Revolving Credit Agreement.

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

Non-GAAP Financial Measures

EBITDA and Adjusted EBITDA

EBITDA is defined as earnings attributable to ORBCOMM Inc. before interest income (expense), provision for income taxes, depreciation and amortization and loss on debt extinguishment. We believe EBITDA is useful to our management and investors in evaluating our operating performance because it is one of the primary measures we use to evaluate the economic productivity of our operations, including our ability to obtain and maintain our customers, our ability to operate our business effectively, the efficiency of our employees and the profitability associated with their performance. It also helps our management and investors to meaningfully evaluate and compare the results of our operations from period to period on a consistent basis by removing the impact of our financing transactions and the depreciation and amortization impact of capital investments from our operating results. In addition, our management uses EBITDA in presentations to our board of directors to enable it to have the same measurement of operating performance used by management and for planning purposes, including the preparation of our annual operating budget. We also believe Adjusted EBITDA, defined as EBITDA adjusted for stock-based compensation expense, noncontrolling interests, impairment loss, non-capitalized satellite launch and in-orbit insurance and acquisition-related and integration costs, is useful to investors to evaluate our core operating results and financial performance because it excludes items that are significant non-cash or non-recurring expenses reflected in the condensed consolidated statements of operations.

EBITDA and Adjusted EBITDA are not performance measures calculated in accordance with U.S. GAAP. While we consider EBITDA and Adjusted EBITDA to be important measures of operating performance, they should be considered in addition to, and not as substitutes for, or superior to, net loss or other measures of financial performance prepared in accordance with U.S. GAAP and may be different than EBITDA and Adjusted EBITDA measures presented by other companies.

The following table reconciles our net loss attributable to ORBCOMM Inc. to EBITDA and Adjusted EBITDA for the periods shown:

	Three Months Ended March 31,
	2019	2018
(In thousands)
Net loss attributable to ORBCOMM Inc.	$(5,490)	$(10,086)
Income tax expense	710	943
Interest income	(392)	(475)
Interest expense	5,241	5,200
Depreciation and amortization	12,678	12,223
EBITDA	12,747	7,805
Stock-based compensation	2,082	1,707
Net income attributable to the noncontrolling interests	94	23
Acquisition-related and integration costs	215	606
Adjusted EBITDA	$15,138	$10,141

For the three months ended March 31, 2019 compared to the three months ended March 31, 2018, EBITDA increased $4.9 million, while net loss attributable to ORBCOMM Inc. improved $4.6 million. For the three months ended March 31, 2019 compared to the three months ended March 31, 2018, EBITDA increased $4.9 million, while Adjusted EBITDA increased $5.0 million.

Non-GAAP Gross Margin

Non-GAAP Service Gross Margin is defined as Non-GAAP Service gross profit divided by service revenues. Non-GAAP Service gross profit is defined as service revenues, minus cost of services (including depreciation and amortization expense) plus depreciation and amortization expense. Non-GAAP Product Gross Margin is defined as Non-GAAP Product gross profit divided by product sales. Non-GAAP Product gross profit is defined as product sales, minus cost of product sales (including depreciation and amortization expense) plus depreciation and amortization expense. The Company believes that Non-GAAP Service Gross Margin and Non-GAAP Product Gross Margin are useful to evaluate and compare the results of our operations from period to period on a consistent basis by removing the depreciation and amortization impact of capital investments from our operating results.

Non-GAAP Service Gross Margin and Non-GAAP Product Gross Margin are not performance measures calculated in accordance with U.S. GAAP.  While we consider Non-GAAP Service Gross Margin and Non-GAAP Product Gross Margin to be important measures of operating performance, they should be considered in addition to, and not as substitutes for, or superior to, measures of financial performance prepared in accordance with U.S. GAAP and may be different than Non-GAAP Service Gross Margin and Non-GAAP Product Gross Margin measures presented by other companies.

The following tables reconcile GAAP Service Gross Margin to Non-GAAP Service Gross Margin and GAAP Product Gross Margin to Non-GAAP Product Gross Margin for the periods shown:

	Three Months Ended March 31,
	2019	2018
(In thousands, except margin data)
Service revenues	$39,007	$37,992
Minus - Cost of services, including depreciation and amortization expense	17,297	19,835
GAAP Service gross profit	$21,710	$18,157
Plus - Depreciation and amortization expense	4,250	4,287
Non-GAAP Service gross profit	$25,960	$22,444
GAAP Service gross margin	55.7%	47.8%
Non-GAAP Service gross margin	66.6%	59.1%

	Three Months Ended March 31,
	2019	2018
(In thousands, except margin data)
Product sales	$27,028	$29,981
Minus - Cost of product, including depreciation and amortization expense	19,721	24,539
GAAP Product gross profit	$7,307	$5,442
Plus - Depreciation and amortization expense	693	1,028
Non-GAAP Product gross profit	$8,000	$6,470
GAAP Product gross margin	27.0%	18.2%
Non-GAAP Product gross margin	29.6%	21.6%

GAAP Service Gross Margin, inclusive of depreciation and amortization expense, was 55.7% in the first quarter of 2019, compared to 47.8% in the prior year period. Non-GAAP Service Gross Margin, excluding depreciation and amortization expense, was 66.6% in the first quarter of 2019, compared to 59.1% in the prior year period. The aforementioned improvements were due to bringing onboard new subscribers at high margins and limiting product installations at negative margins.

GAAP Product Gross Margin, inclusive of depreciation and amortization expense, was 27.0% in the first quarter of 2019, compared to 18.2% in the prior year period. Non-GAAP Product Gross Margin was 29.6% in the first quarter of 2019, compared to 21.6% in the prior year period. The aforementioned improvements were primarily due to a better mix of higher-margin products shipped in the quarter ended March 31, 2019, compared to low-margin deployments with large customers completed in the prior year period.

Contractual Obligations

As of March 31, 2019, there have been no material changes in our contractual obligations previously disclosed in our Annual Report.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

As of March 31, 2019, there have been no material changes in our assessment of our sensitivity to market risk, as previously disclosed in Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risks” in our Annual Report.

Concentration of Credit Risk

There were no customers with revenues greater than 10% of the Company’s consolidated total revenues for the three months ended  March 31, 2019 and 2018.

Item 4. Disclosure Controls and Procedures

Evaluation of the Company’s Disclosure Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of March 31, 2019. Based on their evaluation, the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2019.

Changes in Internal Control over Financial Reporting

We reviewed our internal control over financial reporting at March 31, 2019. As a result of the acquisitions of inthinc, Inc. (“Inthinc”) in June 2017 and Blue Tree Systems Limited (“Blue Tree”) in October 2017, we continue to integrate certain business processes and systems of Inthinc and Blue Tree. Accordingly, certain changes have been made and will continue to be made to our internal controls over financial reporting until such time as this integration is complete.

There have been no other changes in our internal control over financial reporting identified in an evaluation thereof that occurred during the three months ended March 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

See “Note 14 – Commitments and Contingencies” to our notes to the condensed consolidated financial statements for the three months ended March 31, 2019 included in this Quarterly Report on Form 10-Q for a description of our significant legal proceedings, which is incorporated by reference herein.

Item 1A. Risk Factors

As of March 31, 2019, there have been no material changes in the risk factors previously disclosed in Part I, Item 1A, “Risk Factors” in our Annual Report.

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

3.3

Certificate of Designation of Series A Convertible Preferred Stock of ORBCOMM Inc., filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 20, 2011, is incorporated herein by reference.

10.1

Severance agreement dated April 4, 2019 between Michael Ford and the Company, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 5, 2019, is incorporated herein by reference.

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

ORBCOMM Inc. (Registrant)

Date: May 1, 2019	/s/ Marc J. Eisenberg
Marc J. Eisenberg
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 1, 2019	/s/ Constantine Milcos
Constantine Milcos
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)