Form 10-Q
period 2019-06-30
ORBCOMM Inc.
filed 2019-07-31
CIK 1361983

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

The number of shares outstanding of the registrant’s common stock as of July 29, 2019 is 79,754,005.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ORBCOMM Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value and share data)

	June 30,
	2019	December 31,
	(Unaudited)	2018
ASSETS
Current assets:
Cash and cash equivalents	$54,795	$53,766
Accounts receivable, net of allowance for doubtful accounts of $4,055 and $4,072, respectively	59,732	57,665
Inventories	33,621	34,300
Prepaid expenses and other current assets	16,308	15,553
Total current assets	164,456	161,284
Satellite network and other equipment, net	153,076	160,070
Goodwill	166,129	166,129
Intangible assets, net	79,779	86,264
Other assets	24,656	12,603
Deferred income taxes	127	109
Total assets	$588,223	$586,459
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$16,276	$15,527
Accrued liabilities	34,074	35,735
Current portion of deferred revenue	3,708	5,954
Total current liabilities	54,058	57,216
Note payable - related party	1,298	1,298
Notes payable, net of unamortized deferred issuance costs	246,295	245,907
Deferred revenue, net of current portion	7,432	5,471
Deferred tax liabilities	15,663	16,109
Other liabilities	12,374	2,600
Total liabilities	337,120	328,601
Commitments and contingencies
Equity:
ORBCOMM Inc. stockholders' equity
Series A Convertible Preferred Stock, par value $0.001; 1,000,000 shares authorized; 39,442 shares issued and outstanding at June 30, 2019 and December 31, 2018	394	394
Common stock, par value $0.001; 250,000,000 shares authorized; 79,753,545 and 79,008,243 shares issued at June 30, 2019 and December 31, 2018, respectively	80	79
Additional paid-in capital	454,587	449,343
Accumulated other comprehensive loss	(582)	(381)
Accumulated deficit	(204,416)	(192,507)
Less treasury stock, at cost; 29,990 shares at June 30, 2019 and December 31, 2018	(96)	(96)
Total ORBCOMM Inc. stockholders' equity	249,967	256,832
Noncontrolling interests	1,136	1,026
Total equity	251,103	257,858
Total liabilities and equity	$588,223	$586,459

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ORBCOMM Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Quarters Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Service revenues	$39,738	$38,475	$78,745	$76,467
Product sales	27,365	32,313	54,393	62,294
Total revenues	67,103	70,788	133,138	138,761
Cost of revenues, exclusive of depreciation and amortization shown below:
Cost of services	13,508	12,392	26,555	27,940
Cost of product sales	19,607	25,173	38,635	48,684
Operating expenses:
Selling, general and administrative	17,452	19,029	34,631	36,529
Product development	3,732	3,042	7,699	5,855
Depreciation and amortization	12,526	11,842	25,204	24,065
Acquisition-related and integration costs	474	494	689	1,100
Loss from operations	(196)	(1,184)	(275)	(5,412)
Other income (expense):
Interest income	572	453	964	928
Other income (expense)	(300)	155	(58)	(12)
Interest expense	(5,322)	(5,301)	(10,563)	(10,501)
Total other expense	(5,050)	(4,693)	(9,657)	(9,585)
Loss before income taxes	(5,246)	(5,877)	(9,932)	(14,997)
Income taxes	1,140	1,225	1,850	2,168
Net loss	(6,386)	(7,102)	(11,782)	(17,165)
Less: Net income attributable to noncontrolling interests	33	120	127	143
Net loss attributable to ORBCOMM Inc.	$(6,419)	$(7,222)	$(11,909)	$(17,308)
Net loss attributable to ORBCOMM Inc. common stockholders	$(6,419)	$(7,233)	$(11,909)	$(17,319)
Per share information-basic:
Net loss attributable to ORBCOMM Inc. common stockholders	$(0.08)	$(0.09)	$(0.15)	$(0.23)
Per share information-diluted:
Net loss attributable to ORBCOMM Inc. common stockholders	$(0.08)	$(0.09)	$(0.15)	$(0.23)
Weighted average common shares outstanding:
Basic	79,688	78,079	79,538	76,404
Diluted	79,688	78,079	79,538	76,404

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ORBCOMM Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(Unaudited)

	Quarters Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(6,386)	$(7,102)	$(11,782)	$(17,165)
Other comprehensive income (loss) - foreign currency translation adjustments	297	(822)	(218)	(402)
Other comprehensive income (loss)	297	(822)	(218)	(402)
Comprehensive loss	(6,089)	(7,924)	(12,000)	(17,567)
Less: Comprehensive income attributable to noncontrolling interests	(25)	(113)	(110)	(138)
Comprehensive loss attributable to ORBCOMM Inc.	$(6,114)	$(8,037)	$(12,110)	$(17,705)

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ORBCOMM Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(11,782)	$(17,165)
Adjustments to reconcile net loss to net cash provided by operating activities:
Change in allowance for doubtful accounts	477	1,823
Change in the fair value of acquisition-related contingent consideration	(2,063)	(1,322)
Amortization and write-off of deferred financing fees	388	388
Depreciation and amortization	25,204	24,065
Stock-based compensation	3,743	3,435
Foreign exchange loss (gain)	21	(116)
Deferred income taxes	(446)	(1,056)
Other	968	—

Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(2,592)	(8,377)
Inventories	672	(2,255)
Prepaid expenses and other assets	(2,587)	1,861
Accounts payable and accrued liabilities	(2,418)	(13,382)
Deferred revenue	(287)	128
Other liabilities	1,637	(541)
Net cash provided by (used in) operating activities	10,935	(12,514)
Cash flows from investing activities:
Capital expenditures	(10,550)	(11,773)
Net cash used in investing activities	(10,550)	(11,773)
Cash flows from financing activities:
Proceeds from public offering of common stock, net of underwriters’ discounts and commissions and offering costs of $1,705	—	27,967
Payments under revolving credit facility	—	(14,000)
Proceeds under revolving credit facility	—	14,000
Proceeds from issuance of common stock under employee stock purchase plan	604	668
Net cash provided by financing activities	604	28,635
Effect of exchange rate changes on cash and cash equivalents	40	(151)
Net increase in cash and cash equivalents	1,029	4,197
Beginning of period	53,766	34,830
End of period	$54,795	$39,027
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$10,000	$10,036
Income taxes	$1,763	$—
Supplemental schedule of noncash investing and financing activities
Noncash investing and financing activities:
Capital expenditures incurred not yet paid	$854	$689
Stock-based compensation related to capital expenditures	$458	$244
Series A convertible preferred stock dividend paid in kind	$—	$11

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ORBCOMM Inc.

Condensed Consolidated Statements of Changes in Equity

Quarters Ended June 30, 2019 and 2018

(in thousands, except share data)

(Unaudited)

						Accumulated
	Series A convertible				Additional	other
	Preferred stock		Common stock		paid-in	comprehensive	Accumulated	Treasury stock		Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	income (loss)	deficit	Shares	Amount	interests	equity
Balances, April 1, 2019	39,442	$394	79,568,496	$80	$452,240	$(887)	$(197,997)	29,990	$(96)	$1,111	$254,845
Vesting of restricted stock units	—	—	71,346	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,743	—	—	—	—	—	1,743
Issuance of common stock under employee stock purchase plan	—	—	113,703	—	604	—	—	—	—	—	604
Net income (loss)	—	—	—	—	—	—	(6,419)	—	—	33	(6,386)
Foreign currency translation adjustments	—	—	—	—	—	305	—	—	—	(8)	297
Balances, June 30, 2019	39,442	$394	79,753,545	$80	$454,587	$(582)	$(204,416)	29,990	$(96)	$1,136	$251,103
Balances, April 1, 2018	37,544	$376	75,010,790	$75	$413,866	$674	$(176,331)	29,990	$(96)	$758	$239,322
Vesting of restricted stock units	—	—	31,310	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,571	—	—	—	—	—	1,571
Proceeds from public offering of common stock, net of underwriters' discounts and commissions and offering costs of $1,705	—	—	3,450,000	3	27,964	—	—	—	—	—	27,967
Issuance of common stock under employee stock purchase plan	—	—	81,525	—	668	—	—	—	—	—	668
Series A convertible preferred stock dividend	1,128	11	—	—	—	—	(11)	—	—	—	—
Exercise of SARs	—	—	19,377	1	—	—	—	—	—	—	1
Net income (loss)	—	—	—	—	—	—	(7,222)	—	—	120	(7,102)
Foreign currency translation adjustments	—	—	—	—	—	(815)	—	—	—	(7)	(822)
Balances, June 30, 2018	38,672	$387	78,593,002	$79	$444,069	$(141)	$(183,564)	29,990	$(96)	$871	$261,605

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ORBCOMM Inc.

Condensed Consolidated Statements of Changes in Equity

Six Months Ended June 30, 2019 and 2018

(in thousands, except share data)

(Unaudited)

						Accumulated
	Series A convertible				Additional	other
	Preferred stock		Common stock		paid-in	comprehensive	Accumulated	Treasury stock		Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	income (loss)	deficit	Shares	Amount	interests	equity
Balances, January 1, 2019	39,442	$394	79,008,243	$79	$449,343	$(381)	$(192,507)	29,990	$(96)	$1,026	$257,858
Vesting of restricted stock units	—	—	567,682	1	—	—	—	—	—	—	1
Stock-based compensation	—	—	—	—	4,138	—	—	—	—	—	4,138
Issuance of common stock under employee stock purchase plan	—	—	113,703	—	604	—	—	—	—	—	604
Common stock issued as payment for MPUs	—	—	60,885	—	502	—	—	—	—	—	502
Exercise of SARs	—	—	3,032	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	(11,909)	—	—	127	(11,782)
Foreign currency translation adjustments	—	—	—	—	—	(201)	—	—	—	(17)	(218)
Balances, June 30, 2019	39,442	$394	79,753,545	$80	$454,587	$(582)	$(204,416)	29,990	$(96)	$1,136	$251,103
Balances, January 1, 2018	37,544	$376	74,436,579	$74	$411,298	$256	$(166,245)	29,990	$(96)	$733	$246,396
Vesting of restricted stock units	—	—	490,349	1	—	—	—	—	—	—	1
Stock-based compensation	—	—	—	—	3,312	—	—	—	—	—	3,312
Proceeds from public offering of common stock, net of underwriters' discounts and commissions and offering costs of $1,705	—	—	3,450,000	3	27,964	—	—	—	—	—	27,967
Common stock issued as payment for MPUs	—	—	81,277	—	827	—	—	—	—	—	827
Issuance of common stock under employee stock purchase plan	—	—	81,525	—	668	—	—	—	—	—	668
Series A convertible preferred stock dividend	1,128	11	—	—	—	—	(11)	—	—	—	—
Exercise of SARs	—	—	53,272	1	—	—	—	—	—	—	1
Net income (loss)	—	—	—	—	—	—	(17,308)	—	—	143	(17,165)
Foreign currency translation adjustments	—	—	—	—	—	(397)	—	—	—	(5)	(402)
Balances, June 30, 2018	38,672	$387	78,593,002	$79	$444,069	$(141)	$(183,564)	29,990	$(96)	$871	$261,605

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ORBCOMM Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

(All amounts in thousands, except share amounts, per share amounts or unless otherwise noted)

1. Organization and Business

ORBCOMM Inc. (“ORBCOMM” or the “Company”), a Delaware corporation, is a global provider of industrial Internet of Things (“IoT”) solutions, including network connectivity, devices, device management and web reporting applications. The Company’s industrial IoT products and services are designed to track, monitor, control and enhance security for a variety of assets, such as trailers, trucks, rail cars, sea containers, power generators, fluid tanks, marine vessels, diesel or electric powered generators (“gensets”), oil and gas wells, pipeline monitoring equipment, irrigation control systems and utility meters, in the transportation and supply chain, heavy equipment, fixed asset monitoring, and maritime industries, as well as for governments. Additionally, the Company provides satellite Automatic Identification Service (“AIS”) data services to assist in vessel navigation and to improve maritime safety for government and commercial customers worldwide. Through two acquisitions in 2017, the Company added vehicle fleet management, as well as in-cab and vehicle fleet solutions to its transportation product portfolio. The Company provides its services using multiple network platforms, including its own constellation of low-Earth orbit satellites and accompanying ground infrastructure, as well as terrestrial-based cellular communication services obtained through reseller agreements with major cellular (Tier One) wireless providers. The Company also offers customer solutions utilizing additional satellite network service options that the Company obtains through service agreements entered into with multiple mobile satellite providers. The Company’s satellite-based customer solution offerings use small, low-power, mobile satellite subscriber communicators for remote asset connectivity, and the Company’s terrestrial-based solutions utilize cellular data modems with subscriber identity modules (“SIMs”). The Company also resells service using the two-way Inmarsat plc satellite network to provide higher bandwidth, low-latency satellite products and services, leveraging the Company’s IsatDataPro technology. The Company’s customer solutions provide access to data gathered over these systems via connections to other public or private networks, including the Internet. The Company is dedicated to providing what it believes are the most versatile, leading-edge industrial IoT solutions in its markets to enable its customers to run their businesses more efficiently.

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

Although the Company owns interests in companies that it accounts for pursuant to the equity method, the investments in those entities had no carrying value as of June 30, 2019 and December 31, 2018. The Company has no guarantees or other funding obligations to those entities and the Company had no equity in the earnings or losses of those investees for the quarters and six months ended June 30, 2019 and 2018.

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

The Company derives recurring service revenues primarily from monthly fees for industrial IoT connectivity services that consist of subscriber-based and recurring monthly usage fees for each subscriber communicator or SIM activated for use on its satellite network, other satellite networks and cellular wireless networks that the Company resells to its resellers, Market Channel Partners (“MCPs”) and Market Channel Affiliates (“MCAs”), and direct customers. In addition, the Company earns service revenues from subscription-based services providing recurring AIS data services to government and commercial customers worldwide. The Company also earns recurring service revenues from activations of subscriber communicators and SIMs, optional separately-priced extended warranty service agreements extending beyond the initial warranty period, typically one year, which are billed to the customer upon shipment of a subscriber communicator, and royalty fees relating to the manufacture of subscriber communicators under a manufacturing agreement.

Service revenues derived from usage fees are generally based upon the data transmitted by a customer, the overall number of subscriber communicators and/or SIMs activated by each customer, and whether the Company provides services through its value-added portal. Using the output method, these service revenues are recognized over time, as services are rendered, or at a point in time, based on the contract terms. AIS service revenues are generated over time from monthly subscription-based services supplying AIS data to its customers and resellers using the output method. In addition, data analytics service revenues are generated from monthly subscription-based services supplying analytical data to its customers using the output method. Revenues from the activation of both subscriber communicators and SIMs are initially recorded as deferred revenues and are, thereafter, recognized on a ratable basis using a time-based output method, generally over three years, the estimated life of the subscriber communicator. Revenues from separately- priced extended warranty service agreements extending beyond the initial warranty period, typically one year, are initially recorded as deferred revenues and are, thereafter, recognized on a ratable basis using a time-based output method, generally over two to five years. Revenues generated from royalties relating to the manufacture of subscriber communicators by third parties are recognized as earned when the third party notifies the Company of the units it has manufactured and a unique serial number is assigned to each unit by the Company.

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

Amounts received prior to the performance of services under customer contracts are recognized as deferred revenues and revenue recognition is deferred until such time that all revenue recognition criteria have been met. Deferred revenue as of June 30, 2019 and December 31, 2018 consisted of the following:

	June 30,	December 31,
	2019	2018
Service activation fees	$2,755	$2,813
Prepaid services	7,359	7,816
Extended warranty revenues	1,026	796
	11,140	11,425
Less current portion	(3,708)	(5,954)
Long-term portion	$7,432	$5,471

During the quarter ended June 30, 2019, the Company recognized revenue of $3,422 which was included as deferred revenue as of December 31, 2018.

Shipping costs billed to customers are included in product sales and the related costs are included as cost of product sales.

The Company generates revenue from leasing arrangements of subscriber communicators, under FASB Accounting Standards Codification (“ASC”) Topic 842 “Leases” (“ASC 842”), using the estimated selling prices for each of the deliverables recognized.  Product and installation revenues associated with these arrangements are recognized upon shipment or installation of the subscriber communicator, depending on the specific contractual terms. Service and warranty revenues are recognized on an accrual basis, as services are rendered, or on a cash basis, if collection from the customer is not reasonably assured at the time the service is provided.

The following table summarizes the components of revenue from contracts with customers, as well as revenue recognized under ASC 842:

	Quarters Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue from contracts with customers:
Recurring service revenues	$38,506	$37,094	$76,035	$73,818
Other service revenues	1,232	1,381	2,710	2,649
Total service revenues	39,738	38,475	78,745	76,467
Product sales	25,278	31,169	51,100	58,881
Total revenue from contracts with customers	65,016	69,644	129,845	135,348
Revenue recognized under ASC 842	2,087	1,144	3,293	3,413
Total revenues	$67,103	$70,788	$133,138	$138,761

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

The carrying amounts of the Company’s financial instruments, including cash, restricted cash, accounts receivable and accounts payable approximated their fair values due to the short-term nature of these items. As of June 30, 2019, the fair value of the Senior Secured Notes, as defined below, is based on observable relevant market information. Fluctuation between the carrying amount and the fair value of the Senior Secured Notes for the period presented is associated with changes in market interest rates. The Company may redeem all or part of the Senior Secured Notes at any time or from time to time at its option at specified redemption prices that would include “make-whole” premiums. Refer to “Note 10 – Notes Payable” for more information.

The carrying amounts and fair values of the Company’s Senior Secured Notes are shown in the following table:

	June 30, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Secured Notes	$250,000	$261,250	$250,000	$255,000

The fair value of the note payable - related party, $1,298 book value, has a de minimis value.

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

There were no customers who generated revenues greater than 10% of the Company’s consolidated total revenues for the quarters and six months ended June 30, 2019 and 2018.

There were no customers who generated accounts receivable greater than 10% of the Company’s consolidated accounts receivable as of June 30, 2019 and December 31, 2018.

The Company is dependent on one vendor, Sanmina Corporation (“Sanmina”), a contract manufacturer with significant operations in Mexico, for the manufacture of subscriber communicators that the Company designs and sells. For the quarters ended June 30, 2019 and 2018, approximately $17,388, or 63.5%, and $19,950, or 61.7%, respectively, of the Company’s product sales was generated from the sale of the Company’s core products produced by Sanmina. For the six months ended June 30, 2019 and 2018, approximately $35,312, or 64.9%, and $39,448, or 63.3%, respectively, of the Company’s product sales was generated from the sale of the Company’s core products produced by Sanmina.

As of June 30, 2019, the Company did not maintain in-orbit insurance coverage for its ORBCOMM Generation 1 or ORBCOMM Generation 2 satellites to address the risk of potential systemic anomalies, failures or catastrophic events affecting its satellite constellation.

Inventories

Inventories are stated at the lower of cost or net realizable value, determined on a weighted average cost basis. At June 30, 2019 and December 31, 2018, inventory, net of inventory obsolescence, consisted primarily of finished goods and purchased parts to be utilized by its contract manufacturer totaling $27,240 and $27,701, respectively, and raw materials totaling $6,381 and $6,599, respectively. The Company reviews inventory quantities on hand, evaluates the realizability of inventories and adjusts the carrying value, as necessary, based on forecasted product demand. A provision, recorded in cost of product sales on the Company’s condensed consolidated statements of operations, is made for potential losses on slow-moving and obsolete inventories when identified.

Valuation of Long-Lived Assets

Property and equipment and other long-lived assets are tested for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. The Company measures recoverability by comparing the carrying amounts of the assets to the projected undiscounted cash flows the assets are expected to generate. An impairment loss is recognized to the extent the carrying value exceeds the fair value.

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

If a satellite were to fail while in-orbit, the resulting loss would be charged to expense in the period it is determined that the satellite is not recoverable. Refer to “Note 6 – Satellite Network and Other Equipment, Net” for more information.

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

Contingent Consideration

Additional consideration was conditionally due to the Inthinc sellers upon achievement of certain financial milestones through June 2019. The fair value measurement of the contingent consideration obligation was determined using Level 3 unobservable inputs supported by little or no market activity based on the Company’s own assumptions. The estimated fair value of the contingent consideration was determined based on the Company’s estimates using the probability-weighted discounted cash flow approach. As of June 30, 2019 and December 31, 2018, the Company recorded $0 and $2,063 in accrued liabilities on the condensed consolidated balance sheets in connection with the contingent consideration. All four financial milestones for this additional consideration were not met. Therefore, the Company recorded a reduction of the contingent liability of $2,063 in selling, general and administrative (“SG&A”) expenses on the condensed consolidated statement of operations for the six months ended June 30, 2019.

4. Stock-Based Compensation

The Company’s stock-based compensation plan consists of its 2016 Long-Term Incentives Plan (the “2016 LTIP”). As of June 30, 2019, there were 2,972,082 shares available for grant under the 2016 LTIP.

Total stock-based compensation recorded by the Company for the quarters ended June 30, 2019 and 2018 was $1,661 and $1,728, respectively, and for the six months ended June 30, 2019 and 2018 was $3,743 and $3,435, respectively. Total capitalized stock-based compensation for the quarters ended June 30, 2019 and 2018 was $123 and $85, respectively, and for the six months ended June 30, 2019 and 2018 was $458 and $244, respectively.

The following table summarizes the components of stock-based compensation expense in the condensed consolidated statements of operations for the quarters and six months ended June 30, 2019 and 2018:

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Cost of services	$147	$144	$306	$308
Cost of product sales	36	24	79	63
Selling, general and administrative	1,221	1,354	2,847	2,646
Product development	257	206	511	418
Total	$1,661	$1,728	$3,743	$3,435

As of June 30, 2019, the Company had unrecognized compensation costs for all share-based payment arrangements totaling $8,842.

Time-Based Stock Appreciation Rights

A summary of the Company’s time-based stock appreciation rights (“SARs”) for the six months ended June 30, 2019 is as follows:

			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
	Number of	Average	Contractual	Value
	Shares	Exercise Price	Term (years)	(in thousands)
Outstanding at January 1, 2019	2,199,094	$5.36
Granted	—	—
Exercised	(6,000)	6.09
Forfeited or expired	—	—
Outstanding at June 30, 2019	2,193,094	$5.33	3.18	$3,435
Exercisable at June 30, 2019	2,163,094	$5.38	3.12	$3,702
Vested and expected to vest at June 30, 2019	2,193,094	$5.33	3.18	$3,435

For the quarters ended June 30, 2019 and 2018, the Company recorded stock-based compensation expense related to these time-based SARs of $36 and $48, respectively. For the six months ended June 30, 2019 and 2018, the Company recorded stock-based compensation expense related to these time-based SARs of $72 and $108, respectively. As of June 30, 2019, $146 of total unrecognized compensation cost related to the SARs is expected to be recognized through December 2019.

The intrinsic value of the time-based SARs exercised during the six months ended June 30, 2019 was $18.

Performance-Based Stock Appreciation Rights

A summary of the Company’s performance-based SARs for the six months ended June 30, 2019 is as follows:

			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
	Number of	Average	Contractual	Value
	Shares	Exercise Price	Term (years)	(in thousands)
Outstanding at January 1, 2019	233,496	$6.02
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—
Outstanding at June 30, 2019	233,496	$5.99	4.13	$1,115
Exercisable at June 30, 2019	233,496	$5.99	4.13	$1,115
Vested and expected to vest at June 30, 2019	233,496	$5.99	4.13	$1,115

For the quarters and six months ended June 30, 2019 and 2018, the Company did not record any stock-based compensation expense related to the performance-based SARs. As of June 30, 2019, there was no unrecognized compensation cost related to these SARs expected to be recognized.

The intrinsic value of the performance-based SARs exercised during the six months ended June 30, 2019 was $0.

The Company did not grant time-based or performance-based SARs during the six months ended June 30, 2019.

Time-Based Restricted Stock Units

A summary of the Company’s time-based restricted stock units (“RSUs”) for the six months ended June 30, 2019 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Balance at January 1, 2019	920,024	$9.60
Granted	109,250	8.08
Vested	(396,212)	9.78
Forfeited or expired	(25,206)	8.87
Balance at June 30, 2019	607,856	$9.34

For the quarters ended June 30, 2019 and 2018, the Company recorded stock-based compensation expense related to the time-based RSUs of $963 and $1,055, respectively. For the six months ended June 30, 2019 and 2018, the Company recorded stock-based compensation expense related to the time-based RSUs of $1,838 and $2,004, respectively. As of June 30, 2019, $5,502 of total unrecognized compensation cost related to these RSUs is expected to be recognized through June 2021.

Performance-Based Restricted Stock Units

A summary of the Company’s performance-based RSUs for the six months ended June 30, 2019 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Balance at January 1, 2019	613,605	$9.44
Granted	—	—
Vested	(262,685)	9.90
Forfeited or expired	(16,712)	9.79
Balance at June 30, 2019	334,208	$9.05

For the quarters ended June 30, 2019 and 2018, the Company recorded stock-based compensation expense related to the performance-based RSUs of $541 and $364, respectively. For the six months ended June 30, 2019 and 2018, the Company recorded stock-based compensation expense related to the performance-based RSUs of $1,626 and $867, respectively. As of June 30, 2019, $3,194 of total unrecognized compensation cost related to these RSUs is expected to be recognized through March 2020.

The fair value of the time-based and performance-based RSU awards are based upon the closing stock price of the Company’s common stock on the date of grant.

Market Performance Units

The Company grants Market Performance Units (“MPUs”) to its senior executives based on stock price performance over a three-year period measured on December 31 of each year in the performance period. The MPUs will vest in equal installments at the end of each year in the performance period only if the Company satisfies the stock price performance targets and the senior executives continue their employment through the dates the Compensation Committee has determined that the targets have been achieved. The value of the MPUs that will be earned each year ranges up to 15% of each of the senior executives’ base salaries in the year of the grant depending on the Company’s stock price performance target for that year. The value of the MPUs can be paid in either cash or common stock or a combination of cash and common stock, at the Company’s discretion. The MPUs are classified as a liability on the condensed consolidated balance sheets and are revalued at the end of each reporting period based on the awards’ fair value over a three-year period.

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

Six Months Ended June 30,
	2019	2018
Risk-free interest rate	1.72% to 2.09%	2.11% to 2.58%
Estimated volatility factor	33.0% to 46.0%	27.0% to 30.0%
Expected dividends	None	None

For the quarters ended June 30, 2019 and 2018, the Company recorded stock-based compensation expense related to these MPUs of $40 and $181, respectively. For the six months ended June 30, 2019 and 2018, the Company recorded stock-based compensation expense related to these MPUs of $64 and $304, respectively.

As of June 30, 2019, the Company recorded $137 and $58 in accrued liabilities and other non-current liabilities, respectively, on its condensed consolidated balance sheet. As of December 31, 2018, the Company recorded $527 and $131 in accrued liabilities and other non-current liabilities, respectively, on its consolidated balance sheet.

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

Employee Stock Purchase Plan

On February 16, 2016, the Company’s board of directors adopted the ORBCOMM Inc. Employee Stock Purchase Plan (“ESPP”), which was approved by the Company’s shareholders on April 20, 2016. Under the terms of the ESPP, 5,000,000 shares of the Company’s common stock are available for issuance and eligible employees may have up to 10% of their gross pay deducted from their payroll, up to a maximum of $25 per year, to purchase shares of ORBCOMM common stock at a discount of up to 15% of its fair market value, subject to certain conditions and limitations. For the quarters ended June 30, 2019 and 2018, the Company recorded stock-based compensation expense of $81 and $80, respectively, related to the ESPP. For the six months ended June 30, 2019 and 2018, the Company recorded stock-based compensation expense of $143 and $152, respectively, related to the ESPP. During the six months ended June 30, 2019, 113,703 shares of the Company’s common stock were purchased under the ESPP at a price of $5.68 per share. During the six months ended June 30, 2018, 81,525 shares of the Company’s common stock were purchased under the ESPP at a price of $8.21 per share.

5. Net Income (Loss) Attributable to ORBCOMM Inc. Common Stockholders

The Company accounts for earnings per share (“EPS”) in accordance with ASC Topic 260, “Earnings Per Share” (“ASC 260”) and related guidance, which requires two calculations of EPS to be disclosed: basic and diluted. The numerator in calculating basic and diluted EPS is an amount equal to the net income (loss) attributable to ORBCOMM Inc. common stockholders for the periods presented. The denominator in calculating basic EPS is the weighted average shares outstanding for the respective periods. The denominator in calculating diluted EPS is the weighted average shares outstanding, plus the dilutive effect of stock option grants, unvested SAR and RSU grants and shares of Series A convertible preferred stock, for the respective periods. The following table sets forth the basic and diluted EPS calculations for the quarters and six months ended June 30, 2019 and 2018:

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net loss attributable to ORBCOMM Inc. common stockholders	$(6,419)	$(7,233)	$(11,909)	$(17,319)
Weighted average number of common shares outstanding:
Basic number of common shares outstanding	79,688	78,079	79,538	76,404
Dilutive effect of grants of stock options, unvested SARs and RSUs and shares of Series A convertible preferred stock	—	—	—	—
Diluted number of common shares outstanding	79,688	78,079	79,538	76,404
Earnings per share:
Basic	$(0.08)	$(0.09)	$(0.15)	$(0.23)
Diluted	$(0.08)	$(0.09)	$(0.15)	$(0.23)

The computation of net loss attributable to ORBCOMM Inc. common stockholders for the quarters and six months ended June 30, 2019 and 2018 is as follows:

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net loss attributable to ORBCOMM Inc.	$(6,419)	$(7,222)	$(11,909)	$(17,308)
Preferred stock dividends on Series A convertible preferred stock	—	(11)	—	(11)
Net loss attributable to ORBCOMM Inc. common stockholders	$(6,419)	$(7,233)	$(11,909)	$(17,319)

6. Satellite Network and Other Equipment, Net

Satellite network and other equipment, net consisted of the following:

	June 30,	December 31,
	2019	2018
Land	$381	$381
Satellite network	197,424	195,886
Capitalized software	74,564	67,509
Computer hardware	6,289	5,850
Other	6,339	5,610
Assets under construction	14,379	12,489
	299,376	287,725
Less: accumulated depreciation and amortization	(146,300)	(127,655)
	$153,076	$160,070

During the quarters ended June 30, 2019 and 2018, the Company capitalized internal costs attributable to the design, development and enhancement of the Company’s products and services and internal-use software of $3,808 and $3,267, respectively.  During the six months ended June 30, 2019 and 2018, the Company capitalized internal costs attributable to the design, development and enhancements of the Company’s products and services and internal-use software of $7,293 and $7,074, respectively.

Depreciation and amortization expense for the quarters ended June 30, 2019 and 2018 was $9,276 and $8,615, respectively. This includes amortization of internal-use software of $742 and $836, respectively.  Depreciation and amortization expense for the six months ended June 30, 2019 and 2018 was $18,719 and $17,557, respectively, including amortization of internal-use software of $1,605 and $1,772, respectively.

For the quarters ended June 30, 2019 and 2018, $4,249 and $4,290 of depreciation and amortization expense, respectively, relate to cost of services and $705 and $760, respectively, relate to cost of product sales, as these assets support the Company’s revenue generating activities. For the six months ended June 30, 2019 and 2018, $8,499 and $8,577 of depreciation and amortization expense, respectively, relate to cost of services and $1,398 and $1,789, respectively, relate to cost of product sales, as these assets support the Company’s revenue generating activities.

As of June 30, 2019 and December 31, 2018, assets under construction primarily consisted of costs associated with acquiring, developing and testing software and hardware for internal and external use that have not yet been placed into service.

7. Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price of an acquired business over the estimated fair values of the underlying net tangible and intangible assets. Goodwill is allocated to the Company’s one reportable segment, which is its only reporting unit.

Intangible assets, net consisted of the following:

		June 30, 2019			December 31, 2018
	Useful life		Accumulated			Accumulated
	(years)	Cost	amortization	Net	Cost	amortization	Net
Customer lists	5 - 15	$113,357	$(45,212)	$68,145	$113,357	$(39,966)	$73,391
Patents and technology	3 - 10	23,424	(11,790)	11,634	23,424	(10,551)	12,873
Trade names and trademarks	1 - 2	3,003	(3,003)	—	3,003	(3,003)	—
		$139,784	$(60,005)	$79,779	$139,784	$(53,520)	$86,264

At June 30, 2019, the weighted-average amortization period for the intangible assets was 10.5 years. At June 30, 2019, the weighted-average amortization periods for customer lists, patents and technology and trade names and trademarks were 10.9, 9.3 and 1.2 years, respectively.

Amortization expense was $3,250 and $3,227 for the quarters ended June 30, 2019 and 2018, respectively. Amortization expense was $6,485 and $6,508 for the six months ended June 30, 2019 and 2018, respectively.

Estimated future amortization expense for intangible assets is as follows:

Amount
2019 (remaining)	$6,500
2020	12,736
2021	12,097
2022	11,686
2023	11,455
2024	11,075
Thereafter	14,230
$79,779

8. Accrued Liabilities

Accrued liabilities consisted of the following:

	June 30,	December 31,
	2019	2018
Accrued compensation and benefits	$6,320	$9,367
Accrued warranty obligations	5,964	5,624
Acquired customer product liabilities	204	546
Corporate income tax payable	1,944	1,521
Contingent consideration amount	—	2,063
VAT payable	1,438	2,286
Accrued satellite network and other equipment	717	227
Accrued inventory purchases	345	219
Accrued interest expense	5,000	5,000
Accrued professional fees	743	303
Accrued airtime charges	1,818	901
Short-term lease liability	2,749	—
Other accrued expenses	6,832	7,678
	$34,074	$35,735

Changes in accrued warranty obligations consisted of the following:

	2019	2018
Balance at January 1,	$5,624	$4,153
Warranty liabilities assumed from acquisitions	—	152
Reduction of warranty liabilities assumed in connection with acquisitions	(272)	(334)
Warranty expense	1,594	1,953
Warranty charges	(982)	(196)
Balance at June 30,	$5,964	$5,728

9. Note Payable - Related Party

In connection with the acquisition of a majority interest in Satcom International Group plc in 2005, the Company recorded an indebtedness to OHB Technology A.G. (formerly known as OHB Teledata A.G.), a stockholder of the Company. At each of June 30, 2019 and December 31, 2018, the principal balance of the note payable was €1,138, with a carrying value of $1,298. The carrying value was based on the note’s estimated fair value at the time of acquisition. The difference between the carrying value and principal balance was being amortized to interest expense over the six-year estimated life, which ended on September 30, 2011. This note does not bear interest and has no fixed repayment term. Repayment of the note will be made from the distribution profits (as defined in the note agreement) of ORBCOMM Europe LLC, a wholly-owned subsidiary of the Company. The note has been classified as long-term, as the Company does not expect any repayments to be required prior to June 30, 2020.

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

In connection with the issuance of the Senior Secured Notes, the Company incurred debt issuance costs of approximately $5,431. For the quarters and six months ended June 30, 2019 and 2018, amortization of the debt issuance costs was $194 and $388, respectively.  The Company recorded charges of $5,194 and $10,388 to interest expense on its condensed consolidated statements of operations for the quarters and six months ended June 30, 2019 and 2018, respectively, related to interest expense and amortization of debt issuance costs associated with the Senior Secured Notes.

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

At June 30, 2019, no amounts were outstanding under the Revolving Credit Facility. As of June 30, 2019, the Company was in compliance with all financial covenants under the Revolving Credit Agreement.

11. Stockholders’ Equity

Preferred Stock

The Company currently has 50,000,000 shares of preferred stock authorized.

Series A Convertible Preferred Stock

During the quarter and six months ended June 30, 2019, the Company did not issue dividends of Series A convertible preferred stock to the holders of the Series A convertible preferred stock. As of June 30, 2019, dividends in arrears were $12.

Common Stock

As of June 30, 2019, the Company has reserved 15,161,182 shares of common stock for future issuances related to employee stock compensation plans.

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

12. Segment Information

The Company operates in one reportable segment, industrial IoT services. Other than satellites in orbit, goodwill and intangible assets, long-lived assets outside of the United States are not significant. The Company’s foreign exchange exposure is limited as approximately 83% of the Company’s consolidated revenue is collected in U.S. dollars. The following table summarizes revenues on a percentage basis by geographic region, based on the region in which the customer is located.

	Quarters Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
United States	51%	66%	52%	67%
South America	11%	12%	11%	11%
Japan	8%	3%	8%	3%
Europe	18%	12%	18%	14%
Other	12%	7%	11%	5%
	100%	100%	100%	100%

13. Income Taxes

For the quarters ended June 30, 2019 and 2018, the Company’s income tax expense was $1,140 and $1,225, respectively. For the six months ended June 30, 2019 and 2018, the Company’s income tax expense was $1,850 and $2,168, respectively. The decrease in the income tax provision for the quarter and six months ended June 30, 2019 primarily related to the provision to return true-ups for multiple international entity tax returns.  This resulted in an international tax benefit recorded in the period.  This tax benefit was offset by a change in the geographical mix of income, which slightly increased taxable non-U.S. earnings before income taxes when compared to the prior year period.  In addition, the six months ended June 30, 2019 included lower deferred tax expense related to the amortization of goodwill.

As of June 30, 2019 and December 31, 2018, the Company maintained a valuation allowance against its net deferred tax assets primarily attributable to operations in the United States, as the realization of such assets was not considered more likely than not.

There were no changes to the Company’s unrecognized tax benefits during the six months ended June 30, 2019. The Company does not expect any significant changes to its unrecognized tax positions during the next twelve months.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were recognized during the six months ended June 30, 2019.

14. Commitments and Contingencies

Legal Proceedings

From time to time, the Company is involved in various litigation matters involving claims incidental to its business and acquisitions, including employment matters, acquisition related claims, patent infringement and contractual matters, among other issues. While the outcome of any such litigation matters cannot be predicted with certainty, management currently believes that the outcome of these proceedings, including the matters described below, either individually or in the aggregate, will not have a material adverse effect on its business, results of operations or financial condition. The Company records reserves related to legal matters when losses related to such litigation or contingencies are both probable and reasonably estimable.

Joseph Smith v. ORBCOMM Inc.

Joseph Smith filed a complaint on June 3, 2014 against ORBCOMM Inc. and StarTrak Information Technologies LLC in the Eastern District of Texas alleging infringement of U.S. Patent No. 6,611,686 (“the ’686 Patent”).  On October 8, 2015, the Company and Joseph Smith entered into a Settlement and Patent Licensing Agreement (the “Smith Settlement Agreement”), which resulted in a dismissal of the pending litigation alleging infringement of the ’686 Patent.  The Smith Settlement Agreement granted an exclusive license and transfer of all rights under the ’686 Patent to the Company in exchange for a one-time payment by the Company of $100 to Mr. Smith and the sharing between Mr. Smith and the Company of any net proceeds from the licensing or enforcement of the ’686 Patent.

In accordance with the terms of the Smith Settlement Agreement, the Company brought suit against CalAmp Corp. (“CalAmp”) in April 2016, which was settled on April 24, 2017 (the “CalAmp Settlement”).  Pursuant to the CalAmp Settlement, no payments were made by either the Company or CalAmp and each of the Company and CalAmp granted the other royalty-free licenses and covenants not to sue for the patents-in-suit as well as general releases in order to resolve the litigation between CalAmp and the Company.

Mr. Smith claims that the Company received significant non-monetary consideration in the CalAmp Settlement (by virtue of the releases and covenants not to sue for the counterclaims and countersuits brought by CalAmp) in excess of the costs incurred by the Company to pursue CalAmp and is entitled to 50% of the value of such claimed non-monetary net proceeds under the Smith Settlement Agreement.  On February 22, 2019, Mr. Smith filed a Demand for Arbitration asserting these claims, for an amount of $4,000 plus attorney’s fees.  The Company believes these claims by Mr. Smith to be without merit and intends to defend itself vigorously.  The arbitration hearing is scheduled for August 26-29, 2019.

Timothy Slifkin v. ORBCOMM Inc.

The Company received a letter dated January 3, 2017 from Timothy Slifkin, containing a Demand for Arbitration asserting fraudulent misrepresentations and various contractual claims based on his employment with StarTrak Information Technologies LLC and seeking a declaratory judgment establishing his ownership of the stock appreciation rights that were forfeited as a result of his termination of employment, with a total monetary claim against of the Company of $1,000, plus attorney’s fees and punitive damages.  The Company believes the claims in the Demand for Arbitration to be without merit and intends to defend itself vigorously.  The Company has filed a motion for summary judgment and the arbitration hearing has been scheduled for the end of September 2019.

Airtime Credits

In 2001, in connection with the organization of ORBCOMM Europe and the reorganization of the ORBCOMM business in Europe, the Company agreed to grant certain country representatives in Europe approximately $3,736 in airtime credits. The Company has not recorded the airtime credits as a liability for the following reasons: (i) the Company has no obligation to pay the unused airtime credits if they are not utilized and (ii) the airtime credits are earned by the country representatives only when the Company generates revenue from the country representatives. The airtime credits have no expiration date. Accordingly, the Company is recording airtime credits as services are rendered and these airtime credits are recorded net of revenues from the country representatives. For both the quarters ended June 30, 2019 and 2018, airtime credits used totaled approximately $7. For the six months ended June 30, 2019 and 2018, airtime credits used totaled approximately $15 and $14, respectively. As of June 30, 2019 and 2018, unused credits granted by the Company were approximately $1,933 and $1,978, respectively.

15. Leases

Lessee

The Company determines whether an arrangement is a lease at inception. The Company has operating leases for land, office space, data centers and storage facilities, as well as office equipment and vehicles. The Company’s leases have remaining lease terms of less than one year to 14 years, some of which include options to extend the lease term for up to five years, and some of which include options to terminate the lease within one year. The Company considered these options in determining the lease term used to establish the Company’s right-of use assets and lease liabilities. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and operating lease liabilities are recognized at the lease commencement date based on the present value of the future lease payments over the lease term. The operating lease ROU assets also include any lease payments made in advance of lease commencements and exclude lease incentives. The lease terms used in the calculations of the operating ROU assets and operating lease liabilities include options to extend or terminate the lease when the Company is reasonably certain that it will exercise those options. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

The Company has lease agreements with lease and non-lease components, which are generally not accounted for separately.

Components of lease expense are as follows:

Six Months Ended June 30,
2019
Operating lease cost	$1,954

The Company has lease arrangements which are classified as short-term in nature.  These leases meet the criteria for operating lease classification. In addition, the Company has variable lease costs associated with certain leases. Lease costs associated with the short-term leases and variable lease components, included in SG&A expenses on the Company’s condensed consolidated statements of operations, are not material.

Supplemental cash flow information and non-cash activity related to our operating leases are as follows:

Six Months Ended June 30,
2019
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$2,110
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$13,856

Supplemental balance sheet information related to our operating leases is as follows:

		June 30,
	Balance Sheet Classification	2019
Right-of-use assets	Other assets	$12,425
Current lease liabilities	Accrued liabilities	$2,749
Non-current lease liabilities	Other liabilities	$12,272

Weighted-average remaining lease term and discount rate for our operating leases are as follows:

June 30,
2019
Weighted-average remaining lease term (in years)	7.12
Weighted-average discount rate	8.0%

Maturities of lease liabilities by fiscal year for our operating leases are as follows:

June 30,
2019
2019 (remaining)	$1,945
2020	3,338
2021	2,777
2022	2,457
2023	2,313
Thereafter	7,065
Total lease payments	19,895
Less: Imputed interest	(4,874)
Present value of lease liabilities	$15,021

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

The Company classifies these leases as sales-type leases and recognizes revenue and cost of sales upon delivery or installation, depending on the specific contractual terms. The Company’s leases include certain termination fees, as defined in the lease agreements, and do not typically include purchase rights at the end of the lease.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Certain statements discussed in this Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally relate to our plans, estimates, objectives and expectations for future events, as well as projections, business trends, and other statements that are not historical facts. Such forward-looking statements are subject to known and unknown risks and uncertainties, some of which are beyond our control, which may cause our actual results, performance or achievements, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include but are not limited to: demand for and market acceptance of our products and services and our ability to successfully implement our business plan; our dependence on our subsidiary companies (Market Channel Affiliates (“MCAs”)) and third-party product and service developers and providers, distributors and resellers (Market Channel Partners (“MCPs”)) to develop, market and sell our products and services, especially in markets outside the United States; substantial losses we have incurred and may continue to incur; substantial competition in the telecommunications, Automatic Identification Service (“AIS”) data and industrial Internet of Things (“IoT”) industries; the inability to effect suitable investments, alliances and acquisitions or the inability to successfully integrate acquired businesses; defects, errors or other insufficiencies in our products or services; failure to meet minimum service level commitments to certain of our customers; our dependence on significant customers for a substantial portion of our revenues, including key customers such as JB Hunt Transport Services, Inc. (“JB Hunt”), Caterpillar Inc., Komatsu Ltd., Carrier Transicold and Satlink S.L.; our ability to expand our business outside the United States and risks related to the economic, political and other conditions in foreign countries where we do business; fluctuations in foreign currency exchange rates; unanticipated domestic or foreign tax or fee liabilities; the possibility we will be required to collect certain taxes in jurisdictions where we have not historically done so; economic, political and other conditions; extreme events such as a man-made or natural disaster, earthquakes, severe weather or other climate change-related events; our dependence on a limited number of manufacturers for many of our products and services; interruptions, discontinuations, slowdown or loss of the supply of subscriber communicators from our vendor Sanmina Corporation; legal proceedings; our reliance on intellectual property; increased regulatory restrictions; lack of in-orbit or other insurance for our ORBCOMM Generation 1 or ORBCOMM Generation 2 satellites; our reliance on third-party wireless and satellite network service providers to deliver existing and developing services in certain areas of our business; significant interruptions, discontinuation or loss of satellite network or other services provided by Inmarsat plc; failure to maintain proper and effective internal controls; inaccurate estimates in accounting or incorrect financial assumptions; significant operating risks related to our satellites due to various types of potential anomalies and potential impacts of space debris or other spacecrafts;  the failure of our systems or reductions in levels of service due to technological malfunctions or deficiencies or other events outside of our control; difficulty upgrading or replacing aging hardware and software we use in operating our gateway earth stations and our customers’ subscriber communicators; technical or other difficulties with our gateway earth stations; security risks related to our networks and data processing systems and those of our third-party service providers; liabilities or additional costs as a result of laws, governmental regulations and evolving views of personal privacy rights; failure of our information technology systems; cybersecurity risks; the level of our indebtedness and the terms of our $250 million 8.0% senior secured note indenture and our revolving credit agreement, under which we may borrow up to $25 million, that could restrict our business activities or our ability to execute our strategic objectives or adversely affect our financial performance; and the other risks described in our filings with the Securities and Exchange Commission (“SEC”). For more detail on these and other risks, please see our Annual Report on Form 10-K for the year ended December 31, 2018 (“Annual Report”), and other documents we file with the SEC. We undertake no obligation to publicly revise any forward-looking statements or cautionary factors, except as required by law.

Unless otherwise noted or the context otherwise requires, references in this Form 10-Q to “ORBCOMM,” “the Company,” “our company,” “we,” “us” or “our” refer to ORBCOMM Inc. and its direct and indirect subsidiaries.

Overview

We are a global provider of industrial IoT solutions, including network connectivity, devices, device management and web reporting applications. These solutions enable optimal business efficiencies, increased asset utilization and reduced asset write-offs, helping customers realize benefits on a worldwide basis. Our industrial IoT products and services are designed to track, monitor, control and enhance security for a variety of assets, such as trailers, trucks, rail cars, sea containers, power generators, fluid tanks, marine vessels, diesel or electric powered generators (“gensets”), oil and gas wells, pipeline monitoring equipment, irrigation control systems, and utility meters, in the transportation and supply chain, heavy equipment, fixed asset monitoring and maritime industries, as well as for governments. Additionally, we provide satellite AIS data services to assist in vessel navigation and to improve maritime safety for government and commercial customers worldwide. Through two acquisitions in 2017, we added vehicle fleet management, as well as in-cab and vehicle fleet solutions to our transportation product portfolio. We provide our services using multiple network platforms, including our own constellation of low-Earth orbit satellites and our accompanying ground infrastructure, as well as terrestrial-based cellular communication services obtained through reseller agreements with major cellular (Tier One) wireless providers. We also offer customer solutions utilizing additional satellite network service options that we obtain through service agreements we have entered into with third-party mobile satellite providers. Our satellite-based customer solution offerings use small, low power, mobile satellite subscriber communicators for remote asset connectivity, and our terrestrial-based solutions utilize cellular data modems with subscriber identity modules (“SIMs”). We also resell service using the two-way Inmarsat plc satellite network to provide higher bandwidth, low-latency satellite products and services, leveraging our IsatDataPro technology. Our customer solutions provide access to data gathered over these systems through connections to other public or private networks, including the Internet. We are dedicated to providing what we believe are the most versatile, leading-edge industrial IoT solutions in our markets that enable our customers to run their businesses more efficiently.

Customers benefiting from our network, products and solutions include original equipment manufacturers, such as Caterpillar Inc., Doosan Infracore America, Hitachi Construction Machinery Co. Ltd., John Deere, Komatsu Ltd., and Volvo Construction Equipment; vertical market technology integrators known as value-added resellers (“VARs”), international value-added resellers (“IVARs”), such as American Innovations, and value-added solutions providers (“SPs”), such as Onixsat, Satlink and Sascar (collectively referred to as “MCPs”); and end-to-end solutions customers such as Carrier Transicold, Thermo King, C&S Wholesale, Canadian National Railways, CR England, Hub Group, Inc., JB Hunt, KLLM Transport Services, Marten Transport, Prime Inc., Swift Transportation, Target, Tropicana, Tyson Foods, Walmart and Werner Enterprises.

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

Revenues

We derive service revenues primarily from monthly fees for industrial IoT connectivity services that consist of subscriber-based and recurring monthly usage fees for each subscriber communicator or SIM activated for use on our satellite network, as well as other satellite networks and cellular wireless networks that we resell to our customers (i.e., our MCPs, MCAs and direct customers). Usage fees are generally based upon the data transmitted by a customer and the overall number of subscriber communicators and/or SIMs activated by each customer and whether we provide services through our value-added portal. Service revenues are recognized on an accrual basis, as services are rendered, or on a cash basis, if collection from the customer is not reasonably assured at the time the service is provided. We also generate AIS service revenues from subscription-based services supplying AIS data to customers and resellers, as well as data analytic service revenues from monthly subscription-based services supplying analytical data to our customers. In addition, we earn service revenues from extended warranty service agreements extending beyond the initial warranty period, typically one year; installation services; royalty fees from third parties for the use of our proprietary communications protocol, recognized at a point in time when the third party notifies us of the units it has manufactured and a unique serial number is assigned to each unit; and fees from providing engineering, technical and management support services to customers.

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

The table below presents our revenues for the quarters and six months ended June 30, 2019 and 2018, together with the percentage of total revenue represented by each revenue category:

	Quarters Ended June 30,
(In thousands)	2019		2018
Service revenues	$39,738	59.2%	$38,475	54.4%
Product sales	27,365	40.8%	32,313	45.6%
	$67,103	100.0%	$70,788	100.0%

	Six Months Ended June 30,
(In thousands)	2019		2018
Service revenues	$78,745	59.1%	$76,467	55.1%
Product sales	54,393	40.9%	62,294	44.9%
	$133,138	100.0%	$138,761	100.0%

Total revenues for the quarters ended June 30, 2019 and 2018 were $67.1 million and $70.8 million, respectively, a decrease of 5.2%. Total revenues for the six months ended June 30, 2019 and 2018 were $133.1 million and $138.8 million, respectively, a decrease of 4.1%.

Service Revenues

	Quarters Ended June 30,		Change
(In thousands)	2019	2018	Dollars	%
Recurring service revenues	$38,506	$37,094	$1,412	3.8%
Other service revenues	1,232	1,381	(149)	(10.8)%
Total service revenues	$39,738	$38,475	$1,263	3.3%

	Six Months Ended June 30,		Change
(In thousands)	2019	2018	Dollars	%
Recurring service revenues	$76,035	$73,818	$2,217	3.0%
Other service revenues	2,710	2,649	61	2.3%
Total service revenues	$78,745	$76,467	$2,278	3.0%

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

The increases in service revenues for the quarter and six months ended June 30, 2019, compared to the prior year periods, were primarily due to revenue generated from growth in billable subscriber communicators across our services. As of June 30, 2019, we had approximately 2,512,000 billable subscriber communicators compared to approximately 2,220,000 billable subscriber communicators as of June 30, 2018, an increase of 13.2%.

We were notified that our program with Maersk Lines, through our contract with AT&T Services, Inc., will not be extended and will expire on December 31, 2019. This program provides us with total recurring service revenues of approximately $3.0 million annually for engineering support services, with additional deferred revenue of approximately $0.2 million recognized in the second quarter of 2019. The contract and the accounting of revenues was assumed as part of the WAM Technologies, LLC acquisition in 2015. The program also accounts for approximately 400,000 billable subscribers, which will cease to have recurring service revenues associated with them. We will report billable subscribers both with and without these subscribers through the end of 2019, and without these subscribers beginning in 2020.

Service revenue growth can be impacted by the customary lag between subscriber communicator activations and recognition of service revenue from these units, as well as the mix of new subscriber activations in the period.

Product Sales

	Quarters Ended June 30,		Change
(In thousands)	2019	2018	Dollars	%
Product sales	$27,365	$32,313	$(4,948)	(15.3)%

	Six Months Ended June 30,		Change
(In thousands)	2019	2018	Dollars	%
Product sales	$54,393	$62,294	$(7,901)	(12.7)%

We derive product sales primarily from sales of industrial IoT subscriber communicators, including telematics devices, modems and cellular wireless SIMs, to our resellers and direct customers, as well as through leasing arrangements of subscriber communicators.

The decreases in product sales for the quarter and six months ended June 30, 2019, compared to the prior year periods, were primarily due to timing of shipments associated with our existing and new customers during the 2019 period and the inclusion of a significant product deployment during the six months ended June 30, 2018.

Cost of Revenues, Exclusive of Depreciation and Amortization

	Quarters Ended June 30,		Change
(In thousands)	2019	2018	Dollars	%
Cost of services	$13,508	$12,392	$1,116	9.0%
Cost of product sales	19,607	25,173	(5,566)	(22.1)%

	Six Months Ended June 30,		Change
(In thousands)	2019	2018	Dollars	%
Cost of services	$26,555	$27,940	$(1,385)	(5.0)%
Cost of product sales	38,635	48,684	(10,049)	(20.6)%

Cost of services is comprised of expenses to operate our network, such as payroll and related costs, including stock-based compensation, installation costs, and usage fees to third-party networks, but excludes depreciation and amortization discussed below. The increase in cost of services for the quarter ended June 30, 2019, compared to the prior year period, was primarily due to the costs associated with the growth in billable subscriber communicators across our services. The decrease in cost of services for the six months ended June 30, 2019, compared to the prior year period, was primarily due to the inclusion of nonrecurring installation costs associated with significant product deployments during the quarter ended June 30, 2018, offset, in part, by the costs associated with the growth in billable subscriber communicators across our services.

Cost of product sales includes the purchase price of subscriber communicators and SIMs sold, costs of warranty obligations, shipping charges, as well as operational costs to fulfill customer orders, including costs for employees and inventory management. The decreases in cost of product sales for the quarter and six months ended June 30, 2019, were primarily due to the decrease in product sales and the lower costs associated with new product offerings and the mix of product shipments, compared to the prior year periods.

Selling, General and Administrative Expenses

	Quarters Ended June 30,		Change
(In thousands)	2019	2018	Dollars	%
Selling, general and administrative expenses	$17,452	$19,029	$(1,577)	(8.3)%

	Six Months Ended June 30,		Change
(In thousands)	2019	2018	Dollars	%
Selling, general and administrative expenses	$34,631	$36,529	$(1,898)	(5.2)%

Selling, general and administrative (“SG&A”) expenses relate primarily to expenses for general management, sales and marketing, finance, audit and legal fees and general operating expenses.  The decreases in SG&A expenses for the quarter and six months ended June 30, 2019, compared to the prior year periods, were primarily due to lower employee related and outside labor costs, as well as the inclusion of an insurance settlement in the quarter ended June 30, 2019.

Product Development Expenses

	Quarters Ended June 30,		Change
(In thousands)	2019	2018	Dollars	%
Product development	$3,732	$3,042	$690	22.7%

	Six Months Ended June 30,		Change
(In thousands)	2019	2018	Dollars	%
Product development	$7,699	$5,855	$1,844	31.5%

Product development expenses consist primarily of the expenses associated with our engineering efforts, including the cost of third parties to support our current applications. The increases in product development expenses for the quarter and six months ended June 30, 2019, compared to the prior year periods, reflected increases in employee-related costs and other operating expenses as we continue to develop new solutions and services for our customers.

Depreciation and Amortization

	Quarters Ended June 30,		Change
(In thousands)	2019	2018	Dollars	%
Depreciation and amortization	$12,526	$11,842	$684	5.8%

	Six Months Ended June 30,		Change
(In thousands)	2019	2018	Dollars	%
Depreciation and amortization	$25,204	$24,065	$1,139	4.7%

The increases in depreciation and amortization for the quarter and six months ended June 30, 2019, compared to the prior year periods, were primarily due to higher depreciation associated with our capitalized costs attributable to the design, development and enhancements of our products and services sold to our customers and our internally developed software.

Acquisition-Related and Integration Costs

	Quarters Ended June 30,		Change
(In thousands)	2019	2018	Dollars	%
Acquisition-related and integration costs	$474	$494	$(20)	(4.0)%

	Six Months Ended June 30,		Change
(In thousands)	2019	2018	Dollars	%
Acquisition-related and integration costs	$689	$1,100	$(411)	(37.4)%

Acquisition-related and integration costs include professional services expenses and identifiable integration costs directly attributable to our acquisitions. The decreases in acquisition-related and integration costs for the quarters and six months ended June 30, 2019, compared to the prior year periods, reflect lower acquisition and integration activity for the 2019 periods.

Other Income (Expense)

Other income (expense) is comprised primarily of interest expense, foreign exchange gains and losses and interest income related to capital leases and from our cash and cash equivalents, which can consist of U.S. Treasuries and interest-bearing instruments.

	Quarters Ended June 30,		Change
(In thousands)	2019	2018	Dollars	%
Interest income	$572	$453	$119	26.3%
Other income (expense)	(300)	155	(455)	NM
Interest expense	(5,322)	(5,301)	(21)	0.4%
Total other expense	$(5,050)	$(4,693)	$(357)	7.6%

	Six Months Ended June 30,		Change
(In thousands)	2019	2018	Dollars	%
Interest income	$964	$928	$36	3.9%
Other income (expense)	(58)	(12)	(46)	NM
Interest expense	(10,563)	(10,501)	(62)	0.6%
Total other expense	$(9,657)	$(9,585)	$(72)	0.8%

The increases in other expense for the quarter and six months ended June 30, 2019, compared to the prior year periods, was primarily due to increased other income (expense) related to the change in foreign currency translation during the period.  We believe our foreign exchange exposure is limited as a majority of our revenue is collected in U.S. dollars.

Income Taxes

For the quarter ended June 30, 2019, our income tax expense was $1.1 million, compared to $1.2 million for the prior year period. For the six months ended June 30, 2019, our income tax expense was $1.9 million, compared to $2.2 million for the prior year period. The decreases in the income tax provision for the quarter and six months ended June 30, 2019 primarily related to the provision to return true-ups for multiple international entity tax returns.  This resulted in an international tax benefit recorded in these periods.  This tax benefit was offset by a change in the geographical mix of income, which slightly increased taxable non-U.S. earnings before income taxes when compared to the prior year periods.  In addition, the six months ended June 30, 2019 included lower deferred tax expense related to the amortization of goodwill.

As of June 30, 2019 and December 31, 2018, we maintained a valuation allowance against our net deferred tax assets primarily attributable to operations in the United States, as the realization of such assets was not considered more likely than not.

Net Loss

For the quarter ended June 30, 2019, we had a net loss of $6.4 million compared to a net loss of $7.1 million in the prior year period, primarily due to decreased costs associated with our products and services and lower SG&A expenses, as described above.

For the six months ended June 30, 2019, we had a net loss of $11.8 million compared to a net loss of $17.2 million in the prior year period, primarily due to decreased costs associated with our products and services and lower SG&A expenses, as described above.

Noncontrolling Interests

Noncontrolling interests relate to earnings and losses attributable to noncontrolling shareholders.

Net Loss Attributable to ORBCOMM Inc.

For the quarter ended June 30, 2019, we had a net loss attributable to our company of $6.4 million compared to a net loss of $7.2 million in the prior year period.  For the six months ended June 30, 2019, we had a net loss attributable to our company of $11.9 million compared to a net loss of $17.3 million in the prior year period.

Liquidity and Capital Resources

Overview

Our liquidity requirements arise from our working capital needs, our obligations to make scheduled payments of interest on our indebtedness and our need to fund capital expenditures to support our current operations and to facilitate growth and expansion. We have financed our operations and expansion with cash flows from operating activities, sales of our common stock through public offerings and private placements of debt. At June 30, 2019, we have an accumulated deficit of $204.4 million. Our primary source of liquidity consists of cash and cash equivalents totaling $54.8 million at June 30, 2019 and an unused $25.0 million Revolving Credit Facility under the Revolving Credit Agreement, as described below, available for use for working capital and general business purposes, which we believe will be sufficient to provide working capital, make interest payments and make capital expenditures to support operations and facilitate growth and expansion for the next twelve months.

Operating Activities

Cash provided by our operating activities for the six months ended June 30, 2019 was $10.9 million, resulting from a net loss of $11.8 million and cash used by working capital of $5.6 million, offset by non-cash items including $25.2 million for depreciation and amortization and $3.7 million for stock-based compensation. Working capital activities primarily consisted of an increase of $2.6 million in accounts receivable relating to timing of receivables, an increase of $2.6 million in prepaid expenses and other assets and a decrease of $2.4 million in accounts payable and accrued liabilities primarily related to timing of payments, offset, in part, by an increase of $1.6 million in other liabilities.

Cash used in our operating activities for the six months ended June 30, 2018 was $12.5 million, resulting from a net loss of $17.2 million, offset by non-cash items, including $24.1 million for depreciation and amortization and $3.4 million for stock-based compensation. These non-cash add-backs were largely offset by a working capital use of cash of $22.6 million. Working capital activities primarily consisted of a decrease of $13.4 million in accounts payable and accrued liabilities primarily related to timing of payments, an increase of $8.4 million in accounts receivable relating to timing of receivables, an increase of $2.3 million in inventories, offset, in part, by a decrease of $1.9 million in prepaid expenses and other assets.

Investing Activities

Cash used in our investing activities for the six months ended June 30, 2019 was $10.6 million, resulting from capital expenditures during the period.

Cash used in our investing activities for the six months ended June 30, 2018 was $11.8 million, resulting from capital expenditures during the period.

Financing Activities

Cash provided by our financing activities for the six months ended June 30, 2019 was $0.6 million, due to proceeds from the sale of common stock under the employee stock purchase plan.

Cash provided by our financing activities for the six months ended June 30, 2018 was $28.6 million, primarily due to proceeds of $28.0 million received from our public offering of common stock completed in April 2018.

Future Liquidity and Capital Resource Requirements

We believe that our existing cash and cash equivalents, along with expected cash flows from operating activities and additional funds available under our Revolving Credit Facility will be sufficient over the next 12 months to provide working capital, cover interest payments on our debt facilities and fund growth initiatives and capital expenditures.

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

The Revolving Credit Agreement contains covenants that, among other things, limit us and our restricted subsidiaries’ ability to: (i) incur or guarantee additional indebtedness; (ii) pay dividends, make other distributions or repurchase or redeem capital stock; (iii) prepay, redeem or repurchase certain indebtedness; (iv) make loans and investments; (v) sell, transfer or otherwise dispose of assets; (vi) incur or permit to exist certain liens; (vii) enter into certain types of transactions with affiliates; (viii) enter into agreements restricting our subsidiaries’ ability to pay dividends; and (ix) consolidate, amalgamate, merge or sell all or substantially all of their assets, subject, in all cases, to certain specified exceptions. Such limitations have various baskets as set forth in the Revolving Credit Agreement.

At June 30, 2019, no amounts were outstanding under the Revolving Credit Facility. As of June 30, 2019, we were in compliance with all financial covenants under the Revolving Credit Agreement.

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

Non-GAAP Financial Measures

EBITDA and Adjusted EBITDA

EBITDA is defined as earnings attributable to ORBCOMM Inc. before interest income (expense), provision for income taxes, depreciation and amortization and loss on debt extinguishment. We believe EBITDA is useful to our management and investors in evaluating our operating performance because it is one of the primary measures we use to evaluate the economic productivity of our operations, including our ability to obtain and maintain our customers, our ability to operate our business effectively, the efficiency of our employees and the profitability associated with their performance. It also helps our management and investors to meaningfully evaluate and compare the results of our operations from period to period on a consistent basis by removing the impact of our financing transactions and the depreciation and amortization impact of capital investments from our operating results. In addition, our management uses EBITDA in presentations to our board of directors to enable it to have the same measurement of operating performance used by management and for planning purposes, including the preparation of our annual operating budget. We also believe Adjusted EBITDA, defined as EBITDA adjusted for stock-based compensation expense, noncontrolling interests, impairment loss, non-capitalized satellite launch and in-orbit insurance, and acquisition-related and integration costs, is useful to investors to evaluate our core operating results and financial performance because it excludes items that are significant non-cash or non-recurring expenses reflected in the condensed consolidated statements of operations.

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

The following table reconciles our net loss attributable to ORBCOMM Inc. to EBITDA and Adjusted EBITDA for the periods shown:

	Quarters Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)		(In thousands)
Net loss attributable to ORBCOMM Inc.	$(6,419)	$(7,222)	$(11,909)	$(17,308)
Income tax expense	1,140	1,225	1,850	2,168
Interest income	(572)	(453)	(964)	(928)
Interest expense	5,322	5,301	10,563	10,501
Depreciation and amortization	12,526	11,842	25,204	24,065
EBITDA	11,997	10,693	24,744	18,498
Stock-based compensation	1,661	1,728	3,743	3,435
Net income attributable to noncontrolling interests	33	120	127	143
Acquisition-related and integration costs	474	494	689	1,100
Adjusted EBITDA	$14,165	$13,035	$29,303	$23,176

For the quarter ended June 30, 2019 compared to the quarter ended June 30, 2018, EBITDA increased $1.3 million, while net loss attributable to ORBCOMM Inc. decreased $0.8 million and Adjusted EBITDA increased $1.1 million.

For the six months ended June 30, 2019 compared to the six months ended June 30, 2018, EBITDA increased $6.2 million, while net loss attributable to ORBCOMM Inc. decreased $5.4 million and Adjusted EBITDA increased $6.1 million.

Non-GAAP Gross Margin

Non-GAAP Service Gross Margin is defined as Non-GAAP Service gross profit divided by service revenues. Non-GAAP Service gross profit is defined as service revenues, minus cost of services (including depreciation and amortization expense) plus depreciation and amortization expense. Non-GAAP Product Gross Margin is defined as Non-GAAP Product gross profit divided by product sales. Non-GAAP Product gross profit is defined as product sales, minus cost of product sales (including depreciation and amortization expense) plus depreciation and amortization expense. We believe that Non-GAAP Service Gross Margin and Non-GAAP Product Gross Margin are useful to evaluate and compare the results of our operations from period to period on a consistent basis by removing the depreciation and amortization impact of capital investments from our operating results.

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

The following tables reconcile GAAP Service Gross Margin to Non-GAAP Service Gross Margin and GAAP Product Gross Margin to Non-GAAP Product Gross Margin for the periods shown:

	Quarters Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
(In thousands, except margin data)
Service revenues	$39,738	$38,475	$78,745	$76,467
Minus - Cost of services, including depreciation and amortization expense	17,758	16,682	35,054	36,517
GAAP Service gross profit	$21,980	$21,793	$43,691	$39,950
Plus - Depreciation and amortization expense	4,250	4,290	8,499	8,577
Non-GAAP Service gross profit	$26,230	$26,083	$52,190	$48,527
GAAP Service gross margin	55.3%	56.6%	55.5%	52.2%
Non-GAAP Service gross margin	66.0%	67.8%	66.3%	63.5%

	Quarters Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
(In thousands, except margin data)
Product sales	$27,365	$32,313	$54,393	$62,294
Minus - Cost of product sales, including depreciation and amortization expense	20,312	25,866	40,033	50,473
GAAP Product gross profit	$7,053	$6,447	$14,360	$11,821
Plus - Depreciation and amortization expense	705	693	1,398	1,789
Non-GAAP Product gross profit	$7,758	$7,140	$15,758	$13,610
GAAP Product gross margin	25.8%	20.0%	26.4%	19.0%
Non-GAAP Product gross margin	28.4%	22.1%	29.0%	21.8%

GAAP Service Gross Margin, inclusive of depreciation and amortization expense, was 55.3% in the second quarter of 2019, compared to 56.6% in the prior year period. Non-GAAP Service Gross Margin, excluding depreciation and amortization expense, was 66.0% in the second quarter of 2019, compared to 67.8% in the prior year period. This decrease was primarily due to a positive one-time adjustment recorded in the quarter ended June 30, 2018. GAAP Service Gross Margin, inclusive of depreciation and amortization expense, was 55.5% in the six months ended June 30, 2019, compared to 52.2% in the prior year period. Non-GAAP Service Gross Margin, excluding depreciation and amortization expense, was 66.3% in the six months ended June 30, 2019, compared to 63.5% in the prior year period. The aforementioned improvements were due to bringing onboard new subscribers at higher margins and limiting product installations at negative margins in the six months ended June 30, 2019, as compared to the prior year period.

GAAP Product Gross Margin, inclusive of depreciation and amortization expense, was 25.8% in the second quarter of 2019, compared to 20.0% in the prior year period. Non-GAAP Product Gross Margin, excluding depreciation and amortization expense, was 28.4% in the second quarter of 2019, compared to 22.1% in the prior year period. GAAP Product Gross Margin, inclusive of depreciation and amortization expense, was 26.4% in the six months ended June 30, 2019, compared to 19.0% in the prior year period. Non-GAAP Product Gross Margin, excluding depreciation and amortization expense, was 29.0% in the six months ended June 30, 2019, compared to 21.8% in the prior year period. The aforementioned improvements were primarily due to a better mix of higher-margin products shipped in greater volumes in the quarter and six months ended June 30, 2019, compared to the prior year periods.

Contractual Obligations

As of June 30, 2019, there have been no material changes in our contractual obligations previously disclosed in our Annual Report.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

As of June 30, 2019, there have been no material changes in our assessment of our sensitivity to market risk, as previously disclosed in Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risks” in our Annual Report.

Concentration of Credit Risk

There were no customers who generated revenues greater than 10% of the Company’s consolidated total revenues for the quarters and six months ended June 30, 2019 and 2018.

Item 4. Disclosure Controls and Procedures

Evaluation of the Company’s Disclosure Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of June 30, 2019. Based on their evaluation, the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2019.

Changes in Internal Control over Financial Reporting

We reviewed our internal control over financial reporting at June 30, 2019. As a result of the acquisitions of inthinc, inc. (“Inthinc”) in June 2017 and Blue Tree Systems Limited (“Blue Tree”) in October 2017, we continue to integrate certain business processes and systems of Inthinc and Blue Tree. Accordingly, certain changes have been made and will continue to be made to our internal controls over financial reporting until such time as this integration is complete.

There have been no other changes in our internal control over financial reporting identified in an evaluation thereof that occurred during the six months ended June 30, 2019, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are involved in various litigation matters involving claims incidental to our business and acquisitions, including employment matters, acquisition related claims, patent infringement and contractual matters, among other issues. Management currently believes that the outcome of these proceedings, either individually or in the aggregate, will not have a material adverse effect on our business, results of operations or financial condition. We record reserves related to legal matters when losses related to such litigation or contingencies are both probable and reasonably estimable.

See “Note 14 – Commitments and Contingencies” to our notes to the condensed consolidated financial statements for the six months ended June 30, 2019 included in this Quarterly Report on Form 10-Q for a description of our significant legal proceedings, which is incorporated by reference herein.

Item 1A. Risk Factors

As of June 30, 2019, there have been no material changes in the risk factors previously disclosed in Part I, Item 1A, “Risk Factors” in our Annual Report.

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

31.1	Certification of President and Chief Executive Officer required by Rule 13a-14(a).

31.2	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a).

32.1	Certification of President and Chief Executive Officer required by Rule 13a-14(b) and 18 U.S.C. Section 1350.

32.2	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(b) and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document - The Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File – The Cover Page Interactive Data File does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORBCOMM Inc. (Registrant)

Date: July 31, 2019	/s/ Marc J. Eisenberg
Marc J. Eisenberg
President and Chief Executive Officer
(Principal Executive Officer)

Date: July 31, 2019	/s/ Constantine Milcos
Constantine Milcos
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)