Form 10-Q
period 2019-09-30
ORBCOMM Inc.
filed 2019-10-30
CIK 1361983

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

The number of shares outstanding of the registrant’s common stock as of October 28, 2019 is 78,286,252.

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of September 30, 2019 (unaudited) and December 31, 2018	3
Condensed Consolidated Statements of Operations (unaudited) for the quarters and nine months ended September 30, 2019 and September 30, 2018	4
Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the quarters and nine months ended September 30, 2019 and September 30, 2018	5
Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2019 and September 30, 2018	6
Condensed Consolidated Statements of Changes in Equity (unaudited) for the quarters and nine months ended September 30, 2019 and September 30, 2018	7
Notes to the Condensed Consolidated Financial Statements (unaudited)	9
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3. Quantitative and Qualitative Disclosures about Market Risks	34
Item 4. Disclosure Controls and Procedures	35
PART II — OTHER INFORMATION
Item 1. Legal Proceedings	36
Item 1A. Risk Factors	36
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	36
Item 3. Defaults Upon Senior Securities	36
Item 4. Mine Safety Disclosures	36
Item 5. Other Information	37
Item 6. Exhibits	38
SIGNATURES	39

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ORBCOMM Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value and share data)

	September 30,
	2019	December 31,
	(Unaudited)	2018
ASSETS
Current assets:
Cash and cash equivalents	$50,904	$53,766
Accounts receivable, net of allowance for doubtful accounts of $4,334 and $4,072, respectively	61,563	57,665
Inventories	38,224	34,300
Prepaid expenses and other current assets	19,314	15,553
Total current assets	170,005	161,284
Satellite network and other equipment, net	149,769	160,070
Goodwill	166,129	166,129
Intangible assets, net	76,529	86,264
Other assets	25,153	12,603
Deferred income taxes	127	109
Total assets	$587,712	$586,459
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$17,395	$15,527
Accrued liabilities	41,754	35,735
Current portion of deferred revenue	2,308	5,954
Total current liabilities	61,457	57,216
Note payable - related party	1,241	1,298
Notes payable, net of unamortized deferred issuance costs	246,489	245,907
Deferred revenue, net of current portion	8,771	5,471
Deferred tax liabilities	15,012	16,109
Other liabilities	14,162	2,600
Total liabilities	347,132	328,601
Commitments and contingencies
Equity:
ORBCOMM Inc. stockholders' equity
Series A Convertible Preferred Stock, par value $0.001; 1,000,000 shares authorized; 40,624 and 39,442 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	406	394
Common stock, par value $0.001; 250,000,000 shares authorized; 78,286,252 and 79,008,243 shares issued at September 30, 2019 and December 31, 2018, respectively	78	79
Additional paid-in capital	448,833	449,343
Accumulated other comprehensive loss	(1,132)	(381)
Accumulated deficit	(208,441)	(192,507)
Less treasury stock, at cost; 98,276 and 29,990 shares at September 30, 2019 and December 31, 2018, respectively	(433)	(96)
Total ORBCOMM Inc. stockholders' equity	239,311	256,832
Noncontrolling interests	1,269	1,026
Total equity	240,580	257,858
Total liabilities and equity	$587,712	$586,459

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ORBCOMM Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Service revenues	$40,550	$38,473	$119,295	$114,940
Product sales	28,643	32,569	83,036	94,863
Total revenues	69,193	71,042	202,331	209,803
Cost of revenues, exclusive of depreciation and amortization shown below:
Cost of services	12,568	12,764	39,123	40,704
Cost of product sales	19,640	24,679	58,275	73,363
Operating expenses:
Selling, general and administrative	18,211	14,823	52,842	51,352
Product development	3,686	3,816	11,385	9,671
Depreciation and amortization	12,794	12,081	37,998	36,146
Acquisition-related and integration costs	4	395	693	1,495
Income (loss) from operations	2,290	2,484	2,015	(2,928)
Other income (expense):
Interest income	444	648	1,408	1,576
Other income (expense)	188	120	130	108
Interest expense	(5,287)	(5,232)	(15,850)	(15,733)
Total other expense	(4,655)	(4,464)	(14,312)	(14,049)
Loss before income taxes	(2,365)	(1,980)	(12,297)	(16,977)
Income taxes	1,504	1,242	3,354	3,410
Net loss	(3,869)	(3,222)	(15,651)	(20,387)
Less: Net income attributable to noncontrolling interests	144	73	271	216
Net loss attributable to ORBCOMM Inc.	$(4,013)	$(3,295)	$(15,922)	$(20,603)
Net loss attributable to ORBCOMM Inc. common stockholders	$(4,025)	$(3,295)	$(15,934)	$(20,614)
Per share information-basic:
Net loss attributable to ORBCOMM Inc. common stockholders	$(0.05)	$(0.04)	$(0.20)	$(0.27)
Per share information-diluted:
Net loss attributable to ORBCOMM Inc. common stockholders	$(0.05)	$(0.04)	$(0.20)	$(0.27)
Weighted average common shares outstanding:
Basic	79,695	78,649	79,591	77,158
Diluted	79,695	78,649	79,591	77,158

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ORBCOMM Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(Unaudited)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(3,869)	$(3,222)	$(15,651)	$(20,387)
Other comprehensive loss - foreign currency translation adjustments	(561)	(159)	(779)	(561)
Other comprehensive loss	(561)	(159)	(779)	(561)
Comprehensive loss	(4,430)	(3,381)	(16,430)	(20,948)
Less: Comprehensive income attributable to noncontrolling interests	(133)	(71)	(243)	(209)
Comprehensive loss attributable to ORBCOMM Inc.	$(4,563)	$(3,452)	$(16,673)	$(21,157)

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ORBCOMM Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(15,651)	$(20,387)
Adjustments to reconcile net loss to net cash provided by operating activities:
Change in allowance for doubtful accounts	1,766	2,995
Change in the fair value of acquisition-related contingent consideration	(2,063)	(5,494)
Amortization and write-off of deferred financing fees	582	582
Depreciation and amortization	37,998	36,146
Stock-based compensation	5,406	5,747
Foreign exchange (gain) loss	(194)	64
Deferred income taxes	(1,097)	(1,847)
Other	1,971	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(5,972)	(14,490)
Inventories	(3,973)	5,554
Prepaid expenses and other assets	(3,338)	601
Accounts payable and accrued liabilities	6,960	(11,493)
Deferred revenue	(348)	1,687
Other liabilities	(1,246)	(595)
Net cash provided by (used in) operating activities	20,801	(930)
Cash flows from investing activities:
Capital expenditures	(16,234)	(17,163)
Other	—	650
Net cash used in investing activities	(16,234)	(16,513)
Cash flows from financing activities:
Proceeds from public offering of common stock, net of underwriters’ discounts and commissions and offering costs of $1,705	—	27,967
Payments under revolving credit facility	—	(14,000)
Proceeds under revolving credit facility	—	14,000
Proceeds from issuance of common stock under employee stock purchase plan	604	668
Purchases of common stock under share repurchase program	(7,875)	—
Net cash (used in) provided by financing activities	(7,271)	28,635
Effect of exchange rate changes on cash and cash equivalents	(158)	(128)
Net (decrease) increase in cash and cash equivalents	(2,862)	11,064
Beginning of period	53,766	34,830
End of period	$50,904	$45,894
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$10,000	$10,036
Income taxes	$2,439	$3,221
Supplemental schedule of noncash investing and financing activities
Noncash investing and financing activities:
Capital expenditures incurred not yet paid	$785	$332
Stock-based compensation related to capital expenditures	$539	$410
Series A convertible preferred stock dividend paid-in-kind	$12	$11
Common stock issued as payment for MPUs	$502	$827

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ORBCOMM Inc.

Condensed Consolidated Statements of Changes in Equity

Quarters Ended September 30, 2019 and 2018

(in thousands, except share data)

(Unaudited)

						Accumulated
	Series A convertible				Additional	other
	Preferred stock		Common stock		paid-in	comprehensive	Accumulated	Treasury stock		Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	income (loss)	deficit	Shares	Amount	interests	equity
Balances, July 1, 2019	39,442	$394	79,753,545	$80	$454,587	$(582)	$(204,416)	29,990	$(96)	$1,136	$251,103
Vesting of restricted stock units	—	—	46,450	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,782	—	—	—	—	—	1,782
Common stock repurchased under share repurchase program	—	—	(1,513,743)	(2)	(7,536)	—	—	68,286	(337)	—	(7,875)
Net income (loss)	—	—	—	—	—	—	(4,013)	—	—	144	(3,869)
Series A convertible preferred stock dividend	1,182	12	—	—	—	—	(12)	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	—	(550)	—	—	—	(11)	(561)
Balances, September 30, 2019	40,624	$406	78,286,252	$78	$448,833	$(1,132)	$(208,441)	98,276	$(433)	$1,269	$240,580
Balances, July 1, 2018	38,672	$387	78,593,002	$79	$444,069	$(141)	$(183,564)	29,990	$(96)	$871	$261,605
Vesting of restricted stock units	—	—	29,013	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,338	—	—	—	—	—	2,338
Exercise of SARs	—	—	177,358	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	(3,295)	—	—	73	(3,222)
Foreign currency translation adjustments	—	—	—	—	—	(157)	—	—	—	(2)	(159)
Balances, September 30, 2018	38,672	$387	78,799,373	$79	$446,407	$(298)	$(186,859)	29,990	$(96)	$942	$260,562

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ORBCOMM Inc.

Condensed Consolidated Statements of Changes in Equity

Nine Months Ended September 30, 2019 and 2018

(in thousands, except share data)

(Unaudited)

						Accumulated
	Series A convertible				Additional	other
	Preferred stock		Common stock		paid-in	comprehensive	Accumulated	Treasury stock		Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	income (loss)	deficit	Shares	Amount	interests	equity
Balances, January 1, 2019	39,442	$394	79,008,243	$79	$449,343	$(381)	$(192,507)	29,990	$(96)	$1,026	$257,858
Vesting of restricted stock units	—	—	614,132	1		—	—	—	—	—	1
Stock-based compensation	—	—		—	5,920	—	—	—	—	—	5,920
Issuance of common stock under employee stock purchase plan	—	—	113,703	—	604	—	—	—	—	—	604
Common stock issued as payment for MPUs	—	—	60,885	—	502	—	—	—	—	—	502
Common stock repurchased under share repurchase program	—	—	(1,513,743)	(2)	(7,536)	—	—	68,286	(337)	—	(7,875)
Series A convertible preferred stock dividend	1,182	12	—	—	—	—	(12)	—	—	—	—
Exercise of SARs	—	—	3,032	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	(15,922)	—	—	271	(15,651)
Foreign currency translation adjustments	—	—	—	—	—	(751)	—	—	—	(28)	(779)
Balances, September 30, 2019	40,624	$406	78,286,252	$78	$448,833	$(1,132)	$(208,441)	98,276	$(433)	$1,269	$240,580
Balances, January 1, 2018	37,544	$376	74,436,579	$74	$411,298	$256	$(166,245)	29,990	$(96)	$733	$246,396
Vesting of restricted stock units	—	—	519,362	1	—	—	—	—	—	—	1
Stock-based compensation	—	—	—	—	5,650	—	—	—	—	—	5,650
Proceeds from public offering of common stock, net of underwriters' discounts and commissions and offering costs of $1,705	—	—	3,450,000	3	27,964	—	—	—	—	—	27,967
Common stock issued as payment for MPUs	—	—	81,277	—	827	—	—	—	—	—	827
Issuance of common stock under employee stock purchase plan	—	—	81,525	—	668	—	—	—	—	—	668
Series A convertible preferred stock dividend	1,128	11	—	—	—	—	(11)	—	—	—	—
Exercise of SARs	—	—	230,630	1	—	—	—	—	—	—	1
Net income (loss)	—	—	—	—	—	—	(20,603)	—	—	216	(20,387)
Foreign currency translation adjustments	—	—	—	—	—	(554)	—	—	—	(7)	(561)
Balances, September 30, 2018	38,672	$387	78,799,373	$79	$446,407	$(298)	$(186,859)	29,990	$(96)	$942	$260,562

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

Although the Company owns interests in companies that it accounts for pursuant to the equity method, the investments in those entities had no carrying value as of September 30, 2019 and December 31, 2018. The Company has no guarantees or other funding obligations to those entities and the Company had no equity in the earnings or losses of those investees for the quarters and nine months ended September 30, 2019 and 2018.

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

The Company derives recurring service revenues primarily from monthly fees for industrial IoT connectivity services that consist of subscriber-based and recurring monthly usage fees for each subscriber communicator or SIM activated for use on its satellite network, other satellite networks and cellular wireless networks that the Company resells to its resellers, Market Channel Partners (“MCPs”) and Market Channel Affiliates (“MCAs”), and direct customers. In addition, the Company earns recurring service revenues from subscription-based services providing recurring AIS data services to government and commercial customers worldwide. The Company also earns recurring service revenues from activations of subscriber communicators and SIMs, optional separately-priced extended warranty service agreements extending beyond the initial warranty period, typically one year, which are billed to the customer upon shipment of a subscriber communicator, and royalty fees relating to the manufacture of subscriber communicators under a manufacturing agreement.

Service revenues derived from usage fees are generally based upon the data transmitted by a customer, the overall number of subscriber communicators and/or SIMs activated by each customer, and whether the Company provides services through its value-added portal. Using the output method, these service revenues are recognized over time, as services are rendered, or at a point in time, based on the contract terms. AIS service revenues are generated over time from monthly subscription-based services supplying AIS data to its customers and resellers, using the output method. In addition, data analytics service revenues are generated from monthly subscription-based services supplying analytical data to its customers, using the output method. Revenues from the activation of both subscriber communicators and SIMs are initially recorded as deferred revenues and are, thereafter, recognized on a ratable basis using a time-based output method, generally over three years, the estimated life of the subscriber communicator. Revenues from separately-priced extended warranty service agreements extending beyond the initial warranty period, typically one year, are initially recorded as deferred revenues and are, thereafter, recognized on a ratable basis using a time-based output method, generally over two to five years. Revenues generated from royalties relating to the manufacture of subscriber communicators by third parties are recognized as earned when the third party notifies the Company of the units it has manufactured and a unique serial number is assigned to each unit by the Company.

The Company earns other service revenues from installation services and engineering, technical and management support services. Revenues generated from installation services are recognized at a point in time when the services are completed. Revenues generated from engineering, technical and management support services to customers are recognized over time as the service is provided. The Company also generates other service revenues through the sale of software licenses to its customers, which are recognized at a point in time when the license is provided to the customer.

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

Amounts received prior to the performance of services under customer contracts are recognized as deferred revenues and revenue recognition is deferred until such time that all revenue recognition criteria have been met. Deferred revenue as of September 30, 2019 and December 31, 2018 consisted of the following:

	September 30,	December 31,
	2019	2018
Service activation fees	$3,026	$2,813
Prepaid services	6,891	7,816
Extended warranty revenues	1,162	796
	11,079	11,425
Less current portion	(2,308)	(5,954)
Long-term portion	$8,771	$5,471

During the quarter and nine months ended September 30, 2019, the Company recognized revenue of $1,330 and $4,752, respectively, which was included as deferred revenue as of December 31, 2018.

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

The following table summarizes the components of revenue from contracts with customers, as well as revenue recognized under ASC 842:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue from contracts with customers:
Recurring service revenues	$39,161	$37,192	$115,196	$111,010
Other service revenues	1,389	1,281	4,099	3,930
Total service revenues	40,550	38,473	119,295	114,940
Product sales	27,157	31,136	78,257	90,017
Total revenue from contracts with customers	67,707	69,609	197,552	204,957
Revenue recognized under ASC 842	1,486	1,433	4,779	4,846
Total revenues	$69,193	$71,042	$202,331	$209,803

Revenue Recognition for Arrangements with Multiple Performance Obligations

The Company enters into contracts with its customers that include multiple performance obligations, which typically include subscriber communicators, monthly usage fees and optional extended warranty service agreements. The Company evaluates each item to determine whether it represents a promise to transfer a distinct good or service to the customer and therefore is a separate performance obligation under ASU 2014-09.  If a contract is separated into more than one performance obligation, the Company allocates the total transaction price to each performance obligation in an amount based on the estimated relative stand-alone selling price of each performance obligation. The Company uses an observable price to determine the stand-alone selling price for each separate performance obligation when sold on its own or a cost-plus margin approach when an observable price is not available.

If an arrangement provided to a customer has a significant and incremental discount on future revenue, such discount is considered a performance obligation and a proportionate amount of the discount should be allocated to each element based on the relative stand-alone selling price of each element, regardless of the discount. The Company has determined that arrangements provided to its customers do not include significant and incremental discounts.

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

The carrying amounts of the Company’s financial instruments, including cash, accounts receivable and accounts payable approximated their fair values due to the short-term nature of these items. As of September 30, 2019, the fair value of the Senior Secured Notes, as defined below, is based on observable relevant market information. Fluctuation between the carrying amount and the fair value of the Senior Secured Notes for the period presented is associated with changes in market interest rates. The Company may redeem all or part of the Senior Secured Notes at any time or from time to time at its option at specified redemption prices that would include “make-whole” premiums. Refer to “Note 10 – Notes Payable” for more information.

The carrying amounts and fair values of the Company’s Senior Secured Notes are shown in the following table:

	September 30, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Secured Notes	$250,000	$256,875	$250,000	$255,000

The fair value of the note payable - related party, $1,241 book value at September 30, 2019, has a de minimis value.

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

There were no customers who generated revenues greater than 10% of the Company’s consolidated total revenues for the quarters and nine months ended September 30, 2019 and 2018.

There were no customers who generated accounts receivable greater than 10% of the Company’s consolidated accounts receivable as of September 30, 2019 and December 31, 2018.

The Company is dependent on one vendor, Sanmina Corporation (“Sanmina”), a contract manufacturer with significant operations in Mexico, for the manufacture of subscriber communicators that the Company designs and sells. For the quarters ended September 30, 2019 and 2018, approximately $18,974, or 66.2%, and $23,104, or 70.9%, respectively, of the Company’s product sales was generated from the sale of the Company’s core products produced by Sanmina. For the nine months ended September 30, 2019 and 2018, approximately $54,286, or 65.4%, and $62,552, or 65.9%, respectively, of the Company’s product sales was generated from the sale of the Company’s core products produced by Sanmina.

As of September 30, 2019, the Company did not maintain in-orbit insurance coverage for its ORBCOMM Generation 1 or ORBCOMM Generation 2 satellites to address the risk of potential systemic anomalies, failures or catastrophic events affecting its satellite constellation.

Inventories

Inventories are stated at the lower of cost or net realizable value, determined on a weighted average cost basis. At September 30, 2019 and December 31, 2018, inventory, net of inventory obsolescence, consisted primarily of finished goods and purchased parts to be utilized by its contract manufacturer totaling $30,958 and $27,701, respectively, and raw materials totaling $7,266 and $6,599, respectively. The Company reviews inventory quantities on hand, evaluates the realizability of inventories and adjusts the carrying value, as necessary, based on forecasted product demand. A provision, recorded in cost of product sales on the Company’s condensed consolidated statements of operations, is made for potential losses on slow-moving and obsolete inventories when identified.

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

In June 2016, the FASB issued ASU No. 2016-13 “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which will be effective for fiscal years beginning after December 15, 2019. ASU 2016-13 introduces the current expected credit loss (CECL) model, which will require an entity to measure credit losses for certain financial instruments and financial assets. Upon initial recognition, an entity will be required to estimate a credit loss expected over the life of an exposure.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

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

Contingent Consideration

Additional consideration was conditionally due to the Inthinc sellers upon achievement of certain financial milestones through June 2019. The fair value measurement of the contingent consideration obligation was determined using Level 3 unobservable inputs supported by little or no market activity and based on the Company’s own assumptions. The estimated fair value of the contingent consideration was determined based on the Company’s estimates using the probability-weighted discounted cash flow approach. As of September 30, 2019 and December 31, 2018, the Company recorded $0 and $2,063, respectively, in accrued liabilities on the condensed consolidated balance sheets in connection with the contingent consideration. All four financial milestones for this additional consideration were not met. Therefore, the Company recorded a reduction of the contingent liability of $2,063 in selling, general and administrative (“SG&A”) expenses on the condensed consolidated statement of operations for the nine months ended September 30, 2019.

4. Stock-Based Compensation

The Company’s stock-based compensation plan consists of its 2016 Long-Term Incentives Plan (the “2016 LTIP”). As of September 30, 2019, there were 2,965,109 shares available for grant under the 2016 LTIP.

Total stock-based compensation recorded by the Company for the quarters ended September 30, 2019 and 2018 was $1,663 and $2,312, respectively, and for the nine months ended September 30, 2019 and 2018 was $5,406 and $5,747, respectively. Total capitalized stock-based compensation for the quarters ended September 30, 2019 and 2018 was $80 and $166, respectively, and for the nine months ended September 30, 2019 and 2018 was $539 and $410, respectively.

The following table summarizes the components of stock-based compensation expense in the condensed consolidated statements of operations for the quarters and nine months ended September 30, 2019 and 2018:

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Cost of services	$136	$167	$442	$475
Cost of product sales	35	45	114	108
Selling, general and administrative	1,199	1,750	4,046	4,396
Product development	293	350	804	768
Total	$1,663	$2,312	$5,406	$5,747

As of September 30, 2019, the Company had unrecognized compensation costs for all share-based payment arrangements totaling $3,278.

Time-Based Stock Appreciation Rights

A summary of the Company’s time-based stock appreciation rights (“SARs”) for the nine months ended September 30, 2019 is as follows:

			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
	Number of	Average	Contractual	Value
	Shares	Exercise Price	Term (years)	(in thousands)
Outstanding at January 1, 2019	2,199,094	$5.36
Granted	—	—
Exercised	(6,000)	6.09
Forfeited or expired	—	—
Outstanding at September 30, 2019	2,193,094	$5.34	2.93	$2,182
Exercisable at September 30, 2019	2,163,094	$5.42	2.87	$2,261
Vested and expected to vest at September 30, 2019	2,193,094	$5.34	2.93	$2,182

For the quarters ended September 30, 2019 and 2018, the Company recorded stock-based compensation expense related to these time-based SARs of $37 and $43, respectively. For the nine months ended September 30, 2019 and 2018, the Company recorded stock-based compensation expense related to these time-based SARs of $109 and $151, respectively. As of September 30, 2019, $37 of total unrecognized compensation cost related to the SARs is expected to be recognized through December 2019.

The intrinsic value of the time-based SARs exercised during the nine months ended September 30, 2019 was $18.

Performance-Based Stock Appreciation Rights

A summary of the Company’s performance-based SARs for the nine months ended September 30, 2019 is as follows:

			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
	Number of	Average	Contractual	Value
	Shares	Exercise Price	Term (years)	(in thousands)
Outstanding at January 1, 2019	233,496	$6.02
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—
Outstanding at September 30, 2019	233,496	$6.00	3.87	$367
Exercisable at September 30, 2019	233,496	$6.00	3.87	$367
Vested and expected to vest at September 30, 2019	233,496	$6.00	3.87	$367

For the quarters and nine months ended September 30, 2019 and 2018, the Company did not record any stock-based compensation expense related to the performance-based SARs. As of September 30, 2019, there was no unrecognized compensation cost related to these SARs expected to be recognized.

The intrinsic value of the performance-based SARs exercised during the nine months ended September 30, 2019 was $0.

The Company did not grant time-based or performance-based SARs during the nine months ended September 30, 2019.

Time-Based Restricted Stock Units

A summary of the Company’s time-based restricted stock units (“RSUs”) for the nine months ended September 30, 2019 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Balance at January 1, 2019	920,024	$9.60
Granted	130,496	7.84
Vested	(452,379)	9.84
Forfeited or expired	(38,467)	8.93
Balance at September 30, 2019	559,674	$9.15

For the quarters ended September 30, 2019 and 2018, the Company recorded stock-based compensation expense related to the time-based RSUs of $1,018 and $1,392, respectively. For the nine months ended September 30, 2019 and 2018, the Company recorded stock-based compensation expense related to the time-based RSUs of $2,857 and $3,166, respectively. As of September 30, 2019, $2,187 of total unrecognized compensation cost related to these RSUs is expected to be recognized through September 2021.

Performance-Based Restricted Stock Units

A summary of the Company’s performance-based RSUs for the nine months ended September 30, 2019 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Balance at January 1, 2019	613,605	$9.44
Granted	12,246	7.90
Vested	(262,685)	9.90
Forfeited or expired	(29,970)	9.46
Balance at September 30, 2019	333,196	$8.92

For the quarters ended September 30, 2019 and 2018, the Company recorded stock-based compensation expense related to the performance-based RSUs of $578 and $597, respectively. For the nine months ended September 30, 2019 and 2018, the Company recorded stock-based compensation expense related to the performance-based RSUs of $2,203 and $1,694, respectively. As of September 30, 2019, $1,054 of total unrecognized compensation cost related to these RSUs is expected to be recognized through March 2020.

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

Nine Months Ended September 30,
	2019	2018
Risk-free interest rate	1.61% to 1.88%	2.19% to 2.84%
Estimated volatility factor	40.0% to 54.0%	25.0% to 28.0%
Expected dividends	None	None

For the quarters ended September 30, 2019 and 2018, the Company recorded stock-based compensation expense related to these MPUs of $(39) and $197, respectively. For the nine months ended September 30, 2019 and 2018, the Company recorded stock-based compensation expense related to these MPUs of $25 and $501, respectively.

As of September 30, 2019, the Company recorded $84 and $16 in accrued liabilities and other non-current liabilities related to the MPUs, respectively, on its condensed consolidated balance sheet. As of December 31, 2018, the Company recorded $527 and $131 in accrued liabilities and other non-current liabilities related to the MPUs, respectively, on its consolidated balance sheet.

In January 2019, the Company issued 60,885 shares of common stock as payment in connection with MPUs for achieving the fiscal year 2018, 2017 and 2016 MPU awards’ stock performance targets with respect to the 2018 performance year.

In January 2018, the Company issued 81,277 shares of common stock as payment in connection with MPUs for achieving the fiscal year 2017, 2016 and 2015 MPU awards’ stock performance targets with respect to the 2017 performance year.

Employee Stock Purchase Plan

On February 16, 2016, the Company’s board of directors adopted the ORBCOMM Inc. Employee Stock Purchase Plan (“ESPP”), which was approved by the Company’s shareholders on April 20, 2016. Under the terms of the ESPP, 5,000,000 shares of the Company’s common stock are available for issuance and eligible employees may have up to 10% of their gross pay deducted from their payroll, up to a maximum of $25 per year, to purchase shares of ORBCOMM common stock at a discount of up to 15% of its fair market value, subject to certain conditions and limitations. For the quarters ended September 30, 2019 and 2018, the Company recorded stock-based compensation expense of $69 and $83, respectively, related to the ESPP. For the nine months ended September 30, 2019 and 2018, the Company recorded stock-based compensation expense of $212 and $235, respectively, related to the ESPP. During the nine months ended September 30, 2019, 113,703 shares of the Company’s common stock were purchased under the ESPP at a price of $5.68 per share. During the nine months ended September 30, 2018, 81,525 shares of the Company’s common stock were purchased under the ESPP at a price of $8.21 per share.

5. Net Income (Loss) Attributable to ORBCOMM Inc. Common Stockholders

The Company accounts for earnings per share (“EPS”) in accordance with ASC Topic 260, “Earnings Per Share” (“ASC 260”) and related guidance, which requires two calculations of EPS to be disclosed: basic and diluted. The numerator in calculating basic and diluted EPS is an amount equal to the net income (loss) attributable to ORBCOMM Inc. common stockholders for the periods presented. The denominator in calculating basic EPS is the weighted average shares outstanding for the respective periods. The denominator in calculating diluted EPS is the weighted average shares outstanding, plus the dilutive effect of stock option grants, unvested SAR and RSU grants and shares of Series A convertible preferred stock, for the respective periods. The following table sets forth the basic and diluted EPS calculations for the quarters and nine months ended September 30, 2019 and 2018:

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net loss attributable to ORBCOMM Inc. common stockholders	$(4,025)	$(3,295)	$(15,934)	$(20,614)
Weighted average number of common shares outstanding:
Basic number of common shares outstanding	79,695	78,649	79,591	77,158
Dilutive effect of grants of stock options, unvested SARs and RSUs and shares of Series A convertible preferred stock	—	—	—	—
Diluted number of common shares outstanding	79,695	78,649	79,591	77,158
Earnings per share:
Basic	$(0.05)	$(0.04)	$(0.20)	$(0.27)
Diluted	$(0.05)	$(0.04)	$(0.20)	$(0.27)

The computation of net loss attributable to ORBCOMM Inc. common stockholders for the quarters and nine months ended September 30, 2019 and 2018 is as follows:

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net loss attributable to ORBCOMM Inc.	$(4,013)	$(3,295)	$(15,922)	$(20,603)
Preferred stock dividends on Series A convertible preferred stock	(12)	—	(12)	(11)
Net loss attributable to ORBCOMM Inc. common stockholders	$(4,025)	$(3,295)	$(15,934)	$(20,614)

6. Satellite Network and Other Equipment, Net

Satellite network and other equipment, net consisted of the following:

	September 30,	December 31,
	2019	2018
Land	$381	$381
Satellite network	197,916	195,886
Capitalized software	77,918	67,509
Computer hardware	6,343	5,850
Other	7,592	5,610
Assets under construction	15,217	12,489
	305,367	287,725
Less: accumulated depreciation and amortization	(155,598)	(127,655)
	$149,769	$160,070

During the quarters ended September 30, 2019 and 2018, the Company capitalized internal costs attributable to the design, development and enhancement of the Company’s products and services and internal-use software of $3,435 and $3,224, respectively. During the nine months ended September 30, 2019 and 2018, the Company capitalized internal costs attributable to the design, development and enhancement of the Company’s products and services and internal-use software of $10,728 and $9,873, respectively.

Depreciation and amortization expense for the quarters ended September 30, 2019 and 2018 was $9,544 and $8,764, respectively, including amortization of internal-use software of $767 and $818, respectively.  Depreciation and amortization expense for the nine months ended September 30, 2019 and 2018 was $28,263 and $26,321, respectively, including amortization of internal-use software of $2,373 and $2,590, respectively.

For the quarters ended September 30, 2019 and 2018, $4,236 and $4,295 of depreciation and amortization expense, respectively, relate to cost of services and $712 and $735, respectively, relate to cost of product sales, as these assets support the Company’s revenue generating activities. For the nine months ended September 30, 2019 and 2018, $12,735 and $12,872 of depreciation and amortization expense, respectively, relate to cost of services and $2,110 and $2,524, respectively, relate to cost of product sales, as these assets support the Company’s revenue generating activities.

As of September 30, 2019 and December 31, 2018, assets under construction primarily consisted of costs associated with acquiring, developing and testing software and hardware for internal and external use that have not yet been placed into service.

7. Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price of an acquired business over the estimated fair values of the underlying net tangible and intangible assets. Goodwill is allocated to the Company’s one reportable segment, which is its only reporting unit.

Intangible assets, net consisted of the following:

		September 30, 2019			December 31, 2018
	Useful life		Accumulated			Accumulated
	(years)	Cost	amortization	Net	Cost	amortization	Net
Customer lists	5 - 15	$113,357	$(47,835)	$65,522	$113,357	$(39,966)	$73,391
Patents and technology	3 - 10	23,424	(12,417)	11,007	23,424	(10,551)	12,873
Trade names and trademarks	1 - 2	3,003	(3,003)	—	3,003	(3,003)	—
		$139,784	$(63,255)	$76,529	$139,784	$(53,520)	$86,264

At September 30, 2019, the weighted-average amortization period for the intangible assets was 10.5 years. At September 30, 2019, the weighted-average amortization periods for customer lists, patents and technology and trade names and trademarks were 10.9, 9.3 and 1.2 years, respectively.

Amortization expense was $3,250 and $3,317 for the quarters ended September 30, 2019 and 2018, respectively. Amortization expense was $9,735 and $9,825 for the nine months ended September 30, 2019 and 2018, respectively.

Estimated future amortization expense for intangible assets is as follows:

Amount
2019 (remaining)	$3,250
2020	12,721
2021	12,112
2022	11,686
2023	11,408
2024	11,122
Thereafter	14,230
$76,529

8. Accrued Liabilities

Accrued liabilities consisted of the following:

	September 30,	December 31,
	2019	2018
Accrued compensation and benefits	$7,866	$9,367
Accrued warranty obligations	5,922	5,624
Acquired customer product liabilities	—	546
Corporate income tax payable	3,385	1,521
Contingent consideration amount	—	2,063
VAT payable	1,963	2,286
Accrued satellite network and other equipment	227	227
Accrued inventory purchases	625	219
Accrued interest expense	10,000	5,000
Accrued professional fees	761	303
Accrued airtime charges	1,818	901
Short-term lease liability	2,791	—
Other accrued expenses	6,396	7,678
	$41,754	$35,735

Changes in accrued warranty obligations consisted of the following:

	2019	2018
Balance at January 1,	$5,624	$4,153
Warranty liabilities assumed from acquisitions	—	151
Reduction of warranty liabilities assumed in connection with acquisitions	(476)	(486)
Warranty expense	811	2,970
Warranty charges	(37)	(604)
Balance at September 30,	$5,922	$6,184

9. Note Payable - Related Party

In connection with the acquisition of a majority interest in Satcom International Group plc in 2005, the Company recorded an indebtedness to OHB Technology A.G. (formerly known as OHB Teledata A.G.), a stockholder of the Company. At each of September 30, 2019 and December 31, 2018, the principal balance of the note payable was €1,138, with a carrying value of $1,241 at September 30, 2019 and $1,298 at December 31, 2018. The carrying value was based on the note’s estimated fair value at the time of acquisition. The difference between the carrying value and principal balance was being amortized to interest expense over the six-year estimated life, which ended on September 30, 2011. This note does not bear interest and has no fixed repayment term. Repayment of the note will be made from the distribution profits (as defined in the note agreement) of ORBCOMM Europe LLC, a wholly-owned subsidiary of the Company. The note has been classified as long-term, as the Company does not expect any repayments to be required prior to September 30, 2020.

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

In connection with the issuance of the Senior Secured Notes, the Company incurred debt issuance costs of approximately $5,431. For the quarters and nine months ended September 30, 2019 and 2018, amortization of the debt issuance costs was $194 and $582, respectively.  The Company recorded charges of $5,194 and $15,582 to interest expense on its condensed consolidated statements of operations for the quarters and nine months ended September 30, 2019 and 2018, respectively, related to interest expense and amortization of debt issuance costs associated with the Senior Secured Notes.

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

At September 30, 2019, no amounts were outstanding under the Revolving Credit Facility. As of September 30, 2019, the Company was in compliance with all financial covenants under the Revolving Credit Agreement.

11. Stockholders’ Equity

Preferred Stock

The Company currently has 50,000,000 shares of preferred stock authorized.

Series A Convertible Preferred Stock

During the quarter and nine months ended September 30, 2019, the Company issued dividends to the holders of Series A convertible preferred stock in the amount of 1,182 shares of Series A convertible preferred stock. As of September 30, 2019, dividends in arrears were $4.

Common Stock

As of September 30, 2019, the Company has reserved 15,161,182 shares of common stock for future issuances related to employee stock compensation plans.

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

On August 5, 2019, the Company’s Board of Directors authorized a stock repurchase program under which the Company may repurchase up to $25,000 of the Company’s outstanding shares of common stock through open market transactions and privately negotiated transactions, until August 5, 2020. In addition, open market repurchases of common stock may be made pursuant to applicable securities laws and regulations, including Rule 10b-18, as well as Rule 10b5-1 under Securities Exchange Act of 1934, as amended. During the quarter ended September 30, 2019, the Company repurchased 1,582,029 shares at an average share price of $4.96, of which 1,513,743 shares were cancelled and 68,286 shares are held as treasury shares, to be cancelled during the fourth quarter of 2019. As of September 30, 2019, authorization for approximately $17,124 of the Company’s common stock remained available for future purchases under the repurchase program.

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

	Quarters Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
United States	54%	58%	52%	64%
South America	11%	9%	11%	10%
Japan	6%	7%	7%	4%
Europe	18%	18%	18%	15%
Other	11%	8%	12%	7%
	100%	100%	100%	100%

13. Income Taxes

For the quarters ended September 30, 2019 and 2018, the Company’s income tax expense was $1,504 and $1,242, respectively. For the nine months ended September 30, 2019 and 2018, the Company’s income tax expense was $3,354 and $3,410, respectively. The increase in the income tax provision for the quarter ended September 30, 2019 primarily related to the provision to return true-ups for multiple international entity tax returns. This resulted in an international tax expense recorded in the period. For the nine months ended September 30, 2019, the true-up was offset by lower deferred tax expense related to the amortization of goodwill.

As of September 30, 2019 and December 31, 2018, the Company maintained a valuation allowance against its net deferred tax assets primarily attributable to operations in the United States, as the realization of such assets was not considered more likely than not.

There were no changes to the Company’s unrecognized tax benefits during the nine months ended September 30, 2019. The Company does not expect any significant changes to its unrecognized tax positions during the next twelve months.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were recognized during the nine months ended September 30, 2019.

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

Pursuant to a Settlement and General Release Agreement dated August 20, 2019 (“Second Smith Settlement Agreement”), Mr. Smith and the Company settled the pending arbitration action described above in part.  Under the Second Smith Settlement Agreement, the parties agreed that the arbitrator’s award, if any, shall not exceed the amount of $800 and shall not be less than the amount of $200.  If the award in the arbitrator’s final decision is greater than the amount of $800, the amount of the award shall be considered modified to reflect the amount of $800. If the award in the arbitrator’s final decision is less than the amount of $200, the award shall be considered modified to reflect the amount of $200.  On or about August 23, 2019, the Company paid Mr. Smith the $200 minimum payment called for under the Second Smith Settlement Agreement.  To the extent the arbitrator’s award exceeds $200, within five (5) business days after the award is issued, the Company is required to pay Mr. Smith or his designee the excess or balance of the award over the $200 minimum amount previously paid (up to the aggregate $800 maximum).

Timothy Slifkin v. ORBCOMM Inc.

The Company received a letter dated January 3, 2017 from Timothy Slifkin, containing a Demand for Arbitration asserting fraudulent misrepresentations and various contractual claims based on his employment with StarTrak Information Technologies LLC and seeking a declaratory judgment establishing his ownership of the stock appreciation rights that were forfeited as a result of his termination of employment, with a total monetary claim against of the Company of $1,000, plus attorney’s fees and punitive damages.  The Company believes the claims in the Demand for Arbitration to be without merit and intends to defend itself vigorously.  The Company filed a motion for summary judgment.

On September 20, 2019, the arbitrator granted the Company’s motion for summary judgment dismissing all of Mr. Slifkin’s claims.

Airtime Credits

In 2001, in connection with the organization of ORBCOMM Europe and the reorganization of the ORBCOMM business in Europe, the Company agreed to grant certain country representatives in Europe approximately $3,736 in airtime credits. The Company has not recorded the airtime credits as a liability for the following reasons: (i) the Company has no obligation to pay the unused airtime credits if they are not utilized and (ii) the airtime credits are earned by the country representatives only when the Company generates revenue from the country representatives. The airtime credits have no expiration date. Accordingly, the Company is recording airtime credits as services are rendered and these airtime credits are recorded net of revenues from the country representatives. For the quarters ended September 30, 2019 and 2018, airtime credits used totaled approximately $7 and $8, respectively. For both the nine months ended September 30, 2019 and 2018, airtime credits used totaled approximately $22. As of September 30, 2019 and 2018, unused credits granted by the Company were approximately $1,926 and $1,955, respectively.

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

Components of lease expense are as follows:

Nine Months Ended September 30,
2019
Operating lease cost	$2,918

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

Supplemental cash flow information and non-cash activity related to the Company’s operating leases are as follows:

Nine Months Ended September 30,
2019
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$3,128
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$15,794

Supplemental balance sheet information related to the Company’s operating leases is as follows:

		September 30,
	Balance Sheet Classification	2019
Right-of-use assets	Other assets	$13,823
Current lease liabilities	Accrued liabilities	$2,791
Non-current lease liabilities	Other liabilities	$14,124

Weighted-average remaining lease term and discount rate for the Company’s operating leases are as follows:

September 30,
2019
Weighted-average remaining lease term (in years)	7.05
Weighted-average discount rate	8.0%

Maturities of lease liabilities by fiscal year for the Company’s operating leases are as follows:

September 30,
2019
2019 (remaining)	$998
2020	3,804
2021	3,257
2022	2,933
2023	2,778
Thereafter	8,551
Total lease payments	22,321
Less: Imputed interest	(5,406)
Present value of lease liabilities	$16,915

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

The Company classifies these leases as sales-type leases and recognizes revenue and cost of product sales upon delivery or installation, depending on the specific contractual terms. The Company’s leases include certain termination fees, as defined in the lease agreements, and do not typically include purchase rights at the end of the lease.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Certain statements discussed in this Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally relate to our plans, estimates, objectives and expectations for future events, as well as projections, business trends, and other statements that are not historical facts. Such forward-looking statements are subject to known and unknown risks and uncertainties, some of which are beyond our control, which may cause our actual results, performance or achievements, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include but are not limited to: demand for and market acceptance of our products and services and our ability to successfully implement our business plan; our dependence on our subsidiary companies (Market Channel Affiliates (“MCAs”)) and third-party product and service developers and providers, distributors and resellers (Market Channel Partners (“MCPs”)) to develop, market and sell our products and services, especially in markets outside the United States; substantial losses we have incurred and may continue to incur; substantial competition in the telecommunications, Automatic Identification Service (“AIS”) data and industrial Internet of Things (“IoT”) industries; the inability to effect suitable investments, alliances and acquisitions or the inability to successfully integrate acquired businesses; defects, errors or other insufficiencies in our products or services; failure to meet minimum service level commitments to certain of our customers; our dependence on significant customers for a substantial portion of our revenues, including key customers such as JB Hunt Transport Services, Inc. (“JB Hunt”), Caterpillar Inc., Komatsu Ltd., Carrier Transicold and Satlink S.L.; our ability to expand our business outside the United States and risks related to the economic, political and other conditions in foreign countries where we do business; fluctuations in foreign currency exchange rates; unanticipated domestic or foreign tax or fee liabilities; the possibility we will be required to collect certain taxes in jurisdictions where we have not historically done so; economic, political and other conditions; extreme events such as a man-made or natural disaster, earthquakes, severe weather or other climate change-related events; our dependence on a limited number of manufacturers for many of our products and services; interruptions, discontinuations, slowdown or loss of the supply of subscriber communicators from our vendor Sanmina Corporation; legal proceedings; our reliance on intellectual property; increased regulatory restrictions; lack of in-orbit or other insurance for our ORBCOMM Generation 1 or ORBCOMM Generation 2 satellites; our reliance on third-party wireless and satellite network service providers to deliver existing and developing services in certain areas of our business; significant interruptions, discontinuation or loss of satellite network or other services provided by Inmarsat plc; failure to maintain proper and effective internal controls; inaccurate estimates in accounting or incorrect financial assumptions; significant operating risks related to our satellites due to various types of potential anomalies and potential impacts of space debris or other spacecraft;  the failure of our systems or reductions in levels of service due to technological malfunctions or deficiencies or other events outside of our control; difficulty upgrading or replacing aging hardware and software we use in operating our gateway earth stations and our customers’ subscriber communicators; technical or other difficulties with our gateway earth stations; security risks related to our networks and data processing systems and those of our third-party service providers; liabilities or additional costs as a result of laws, governmental regulations and evolving views of personal privacy rights; failure of our information technology systems; cybersecurity risks; the level of our indebtedness and the terms of our $250 million 8.0% senior secured note indenture and our revolving credit agreement, under which we may borrow up to $25 million, that could restrict our business activities or our ability to execute our strategic objectives or adversely affect our financial performance; and the other risks described in our filings with the Securities and Exchange Commission (“SEC”). For more detail on these and other risks, please see our Annual Report on Form 10-K for the year ended December 31, 2018 (“Annual Report”), and other documents we file with the SEC. We undertake no obligation to publicly revise any forward-looking statements or cautionary factors, except as required by law.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our results of operations, liquidity and capital resources are based on our condensed consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, accounts receivable, accounting for business combinations, goodwill, intangible assets, satellite network and other equipment, long-lived assets, capitalized development costs, income taxes, warranty costs, loss contingencies and the value of securities underlying stock-based compensation. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from our estimates and could have a significant adverse effect on our results of operations and financial position. For a discussion of our critical accounting policies and estimates, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report. Except for Financial Accounting Standards Board Accounting Standards Update 2016-02 “Leases (Topic 842)” as noted in “Note 2 – Summary of Significant Accounting Policies” and “Note 15 – Leases” of the Notes to the Condensed Consolidated Financial Statements, there have been no material changes to our critical accounting policies during 2019.

Revenues

We derive service revenues primarily from monthly fees for industrial IoT connectivity services that consist of subscriber-based and recurring monthly usage fees for each subscriber communicator or SIM activated for use on our satellite network, as well as other satellite networks and cellular wireless networks that we resell to our customers (i.e., our MCPs, MCAs and direct customers). Usage fees are generally based upon the data transmitted by a customer and the overall number of subscriber communicators and/or SIMs activated by each customer and whether we provide services through our value-added portal. Service revenues are recognized on an accrual basis, as services are rendered, or on a cash basis, if collection from the customer is not reasonably assured at the time the service is provided. We also generate recurring AIS service revenues from subscription-based services supplying recurring AIS data services to customers and resellers, as well as data analytic service revenues from monthly subscription-based services supplying analytical data to our customers. In addition, we earn service revenues from extended warranty service agreements extending beyond the initial warranty period of typically one year; installation services; royalty fees from third parties for the use of our proprietary communications protocol, recognized at a point in time when the third party notifies us of the units it has manufactured and a unique serial number is assigned to each unit; and fees from providing engineering, technical and management support services to customers.

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

The table below presents our revenues for the quarters and nine months ended September 30, 2019 and 2018, together with the percentage of total revenues represented by each revenue category:

	Quarters Ended September 30,
(In thousands)	2019		2018
Service revenues	$40,550	58.6%	$38,473	54.2%
Product sales	28,643	41.4%	32,569	45.8%
	$69,193	100.0%	$71,042	100.0%

	Nine Months Ended September 30,
(In thousands)	2019		2018
Service revenues	$119,295	59.0%	$114,940	54.8%
Product sales	83,036	41.0%	94,863	45.2%
	$202,331	100.0%	$209,803	100.0%

Total revenues for the quarters ended September 30, 2019 and 2018 were $69.2 million and $71.0 million, respectively, a decrease of 2.5%. Total revenues for the nine months ended September 30, 2019 and 2018 were $202.3 million and $209.8 million, respectively, a decrease of 3.6%.

Service Revenues

	Quarters Ended September 30,		Change
(In thousands)	2019	2018	Dollars	%
Recurring service revenues	$39,161	$37,192	$1,969	5.3%
Other service revenues	1,389	1,281	108	8.4%
Total service revenues	$40,550	$38,473	$2,077	5.4%

	Nine Months Ended September 30,		Change
(In thousands)	2019	2018	Dollars	%
Recurring service revenues	$115,196	$111,010	$4,186	3.8%
Other service revenues	4,099	3,930	169	4.3%
Total service revenues	$119,295	$114,940	$4,355	3.8%

We derive recurring service revenues from monthly fees from industrial IoT connectivity services, extended warranty service agreements extending beyond the initial warranty period of typically one year, royalty fees from third parties for the use of our proprietary communications protocol and activations of subscriber communicators and SIMs. We derive other service revenues from installation services, fees from providing engineering, technical and management support services to customers and the sale of software licenses to our customers.

The increases in service revenues for the quarter and nine months ended September 30, 2019, compared to the prior year periods, were primarily due to revenue generated from growth in billable subscriber communicators across our services. As of September 30, 2019, including the billable subscriber communicators issued by Maersk Lines described below, we had approximately 2,583,000 billable subscriber communicators compared to approximately 2,304,000 billable subscriber communicators as of September 30, 2018, an increase of 12.1%.

We were notified that our program with Maersk Lines, through our contract with AT&T Services, Inc., will not be extended and will expire on December 31, 2019. This program provides us with total recurring service revenues of approximately $3.0 million annually for engineering support services, with additional deferred revenues of approximately $0.6 million and $0.9 million recognized in the third quarter and first nine months of 2019, respectively. In addition, we recorded $0.4 million of other service revenues in the quarter ended September 30, 2019, related to device activations that had not been previously recognized. The contract and the accounting of revenues was assumed as part of the WAM Technologies, LLC acquisition in 2015. The program also accounts for approximately 400,000 billable subscribers, which will cease to have recurring service revenues associated with them. We will report billable subscribers both with and without these subscribers through the end of 2019, and without these subscribers beginning in 2020.

Service revenue growth can be impacted by the customary lag between subscriber communicator activations and recognition of service revenue from these units, as well as the mix of new subscriber activations in the period.

Product Sales

	Quarters Ended September 30,		Change
(In thousands)	2019	2018	Dollars	%
Product sales	$28,643	$32,569	$(3,926)	(12.1)%

	Nine Months Ended September 30,		Change
(In thousands)	2019	2018	Dollars	%
Product sales	$83,036	$94,863	$(11,827)	(12.5)%

We derive product sales primarily from sales of industrial IoT subscriber communicators, including telematics devices, modems and cellular wireless SIMs, to our resellers and direct customers, as well as through leasing arrangements of subscriber communicators.

The decreases in product sales for the quarter and nine months ended September 30, 2019, compared to the prior year periods, were primarily due to a slowdown in the North American transportation market and timing of shipments associated with our existing and new customers during the 2019 period and the inclusion of a significant product deployment during the nine months ended September 30, 2018.

Cost of Revenues, Exclusive of Depreciation and Amortization

	Quarters Ended September 30,		Change
(In thousands)	2019	2018	Dollars	%
Cost of services	$12,568	$12,764	$(196)	(1.5)%
Cost of product sales	19,640	24,679	(5,039)	(20.4)%

	Nine Months Ended September 30,		Change
(In thousands)	2019	2018	Dollars	%
Cost of services	$39,123	$40,704	$(1,581)	(3.9)%
Cost of product sales	58,275	73,363	(15,088)	(20.6)%

Cost of services is comprised of expenses to operate our network, such as payroll and related costs, including stock-based compensation, installation costs, and usage fees to third-party networks, but excludes depreciation and amortization discussed below. The decrease in cost of services for the quarter ended September 30, 2019, compared to the prior year period, was primarily due to cost reductions associated with usage fees to third-party networks. The decrease in cost of services for the nine months ended September 30, 2019, compared to the prior year period, was primarily due to the inclusion of non-recurring installation costs associated with significant product deployments during the nine months ended September 30, 2018.

Cost of product sales includes the purchase price of subscriber communicators and SIMs sold, costs of warranty obligations, shipping charges, as well as operational costs to fulfill customer orders, including costs for employees and inventory management. The decreases in cost of product sales for the quarter and nine months ended September 30, 2019, were primarily due to the decrease in product sales and the lower costs associated with new product offerings and the mix of product shipments, compared to the prior year periods.

Selling, General and Administrative Expenses

	Quarters Ended September 30,		Change
(In thousands)	2019	2018	Dollars	%
Selling, general and administrative expenses	$18,211	$14,823	$3,388	22.9%

	Nine Months Ended September 30,		Change
(In thousands)	2019	2018	Dollars	%
Selling, general and administrative expenses	$52,842	$51,352	$1,490	2.9%

Selling, general and administrative (“SG&A”) expenses relate primarily to expenses for general management, sales and marketing, finance, audit and legal fees and general operating expenses.  The increases in SG&A expenses for the quarter ended September 30, 2019, compared to the prior year period, was largely due to the reduction of the contingent liability related to the acquisition of inthinc Technology Solutions, Inc. in the quarter ended September 30, 2018. The increase in SG&A expenses for the nine months ended September 30, 2019, compared to the prior year period, was primarily due to reductions in the contingent liabilities in 2018 to a larger extent than in the 2019 period, as well as other increased operating expenses.

Product Development Expenses

	Quarters Ended September 30,		Change
(In thousands)	2019	2018	Dollars	%
Product development	$3,686	$3,816	$(130)	(3.4)%

	Nine Months Ended September 30,		Change
(In thousands)	2019	2018	Dollars	%
Product development	$11,385	$9,671	$1,714	17.7%

Product development expenses consist primarily of the expenses associated with our engineering efforts, including the cost of third parties, to provide maintenance and support for our current products and applications. The increase in product development expenses for the nine months ended September 30, 2019, compared to the prior year period, reflects increases in employee-related and outside labor costs, as well as other expenses as we continue to develop new solutions and services for our customers.

Depreciation and Amortization

	Quarters Ended September 30,		Change
(In thousands)	2019	2018	Dollars	%
Depreciation and amortization	$12,794	$12,081	$713	5.9%

	Nine Months Ended September 30,		Change
(In thousands)	2019	2018	Dollars	%
Depreciation and amortization	$37,998	$36,146	$1,852	5.1%

The increases in depreciation and amortization for the quarter and nine months ended September 30, 2019, compared to the prior year periods, were primarily due to higher depreciation associated with our capitalized costs attributable to the design, development and enhancements of our products and services sold to our customers and our internally developed software.

Acquisition-Related and Integration Costs

	Quarters Ended September 30,		Change
(In thousands)	2019	2018	Dollars	%
Acquisition-related and integration costs	$4	$395	$(391)	(99.0)%

	Nine Months Ended September 30,		Change
(In thousands)	2019	2018	Dollars	%
Acquisition-related and integration costs	$693	$1,495	$(802)	(53.6)%

Acquisition-related and integration costs include professional services expenses and identifiable integration costs directly attributable to our acquisitions. The decreases in acquisition-related and integration costs for the quarter and nine months ended September 30, 2019, compared to the prior year periods, reflect lower acquisition and integration activity for the 2019 periods.

Other Income (Expense)

Other income (expense) is comprised primarily of interest expense, foreign exchange gains and losses and interest income related to capital leases and from our cash and cash equivalents, which can consist of U.S. Treasuries and interest-bearing instruments.

	Quarters Ended September 30,		Change
(In thousands)	2019	2018	Dollars	%
Interest income	$444	$648	$(204)	(31.5)%
Other income (expense)	188	120	68	56.7%
Interest expense	(5,287)	(5,232)	(55)	1.1%
Total other expense	$(4,655)	$(4,464)	$(191)	4.3%

	Nine Months Ended September 30,		Change
(In thousands)	2019	2018	Dollars	%
Interest income	$1,408	$1,576	$(168)	(10.7)%
Other income (expense)	130	108	22	20.4%
Interest expense	(15,850)	(15,733)	(117)	0.7%
Total other expense	$(14,312)	$(14,049)	$(263)	1.9%

The increases in other expense for the quarter and nine months ended September 30, 2019, compared to the prior year periods, were primarily due to decreased interest income related to our capital leases and our cash and cash equivalents during the period.  We believe our foreign exchange exposure is limited as a majority of our revenue is collected in U.S. dollars.

Income Taxes

For the quarter ended September 30, 2019, our income tax expense was $1.5 million, compared to $1.2 million for the prior year period. For both the nine months ended September 30, 2019 and 2018, our income tax expense was $3.4 million. The increase in the income tax provision for the quarter ended September 30, 2019 primarily related to the provision to return true-ups for multiple international entity tax returns.  This resulted in an international tax expense recorded in the period. For the nine months ended September 30, 2019, the true-up was offset by lower deferred tax expense related to the amortization of goodwill.

As of September 30, 2019 and December 31, 2018, we maintained a valuation allowance against our net deferred tax assets primarily attributable to operations in the United States, as the realization of such assets was not considered more likely than not.

Net Loss

For the quarter ended September 30, 2019, we had a net loss of $3.9 million compared to a net loss of $3.2 million in the prior year period, primarily due to increased SG&A costs, as described above.

For the nine months ended September 30, 2019, we had a net loss of $15.7 million compared to a net loss of $20.4 million in the prior year period, primarily due to decreased costs associated with our products and services.

Noncontrolling Interests

Noncontrolling interests relate to earnings and losses attributable to noncontrolling shareholders, representing $0.14 million and $0.27 million for the quarter and nine months ended September 30, 2019, respectively, and $0.07 million and $0.22 million for the quarter and nine months ended September 30, 2018, respectively.

Net Loss Attributable to ORBCOMM Inc.

For the quarter ended September 30, 2019, we had a net loss attributable to our company of $4.0 million compared to a net loss of $3.3 million in the prior year period.  For the nine months ended September 30, 2019, we had a net loss attributable to our company of $15.9 million compared to a net loss of $20.6 million in the prior year period.

Liquidity and Capital Resources

Overview

Our liquidity requirements arise from our working capital needs, our obligations to make scheduled payments of interest on our indebtedness and our need to fund capital expenditures to support our current operations and to facilitate growth and expansion. We have financed our operations and expansion with cash flows from operating activities, sales of our common stock through public offerings and private placements of debt. At September 30, 2019, we had an accumulated deficit of $208.4 million. Our primary sources of liquidity consist of cash and cash equivalents totaling $50.9 million at September 30, 2019 and an unused Revolving Credit Facility under the Revolving Credit Agreement, as described below, available for use for working capital and general business purposes, which we believe will be sufficient to provide working capital, make interest payments and make capital expenditures to support operations and facilitate growth and expansion for the next twelve months.

Operating Activities

Cash provided by our operating activities for the nine months ended September 30, 2019 was $20.8 million, resulting from a net loss of $15.7 million and cash used by working capital of $7.9 million, offset by non-cash items including $38.0 million for depreciation and amortization and $5.4 million for stock-based compensation. Working capital activities primarily consisted of an increase of $6.0 million in accounts receivable largely related to timing of receivables, an increase of $4.0 million in inventory, an increase of $3.3 million in prepaid expenses and other assets and a decrease of $1.2 million in other liabilities, offset, in part, by an increase of $7.0 million in accounts payable and accrued liabilities primarily related to timing of payments.

Cash used in our operating activities for the nine months ended September 30, 2018 was $0.9 million, resulting from a net loss of $20.4 million and cash used by working capital of $18.7 million, offset by non-cash items including $36.1 million for depreciation and amortization and $5.7 million for stock-based compensation. Working capital activities primarily consisted of a decrease of $11.5 million in accounts payable and accrued liabilities primarily related to timing of payments and an increase of $14.5 million in accounts receivable related to timing of receivables, offset, in part, by a decrease of $5.6 million in inventories.

Investing Activities

Cash used in our investing activities for the nine months ended September 30, 2019 was $16.2 million, resulting from capital expenditures during the period.

Cash used in our investing activities for the nine months ended September 30, 2018 was $16.5 million, resulting from capital expenditures during the period.

Financing Activities

Cash used in our financing activities for the nine months ended September 30, 2019 was $7.3 million, due to payments of $7.9 million in purchases of common stock under the Company’s share repurchase program, offset, in part, by $0.6 million in proceeds from the sale of common stock under the employee stock purchase plan.

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

On December 18, 2017, we and certain of our subsidiaries entered into a Revolving Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent and collateral agent. The Revolving Credit Agreement provides for a Revolving Credit Facility in an aggregate principal amount of up to $25.0 million for working capital and general corporate purposes and matures on December 18, 2022. The Revolving Credit Facility will bear interest at an alternative base rate or an adjusted LIBOR, plus an applicable margin of 1.50% in the case of alternative base rate loans and 2.50% in the case of adjusted LIBOR loans. The Revolving Credit Facility is secured by a first priority security interest in substantially all of our and our subsidiaries’ assets under a Security Agreement among the Company, the applicable subsidiaries and JPMorgan Chase Bank, N.A., subject to an intercreditor agreement with the indenture trustee for the Senior Secured Notes. The Revolving Credit Facility has no scheduled principal amortization until the maturity date. Subject to the terms set forth in the Revolving Credit Agreement, we may borrow, repay and reborrow amounts under the Revolving Credit Facility at any time prior to the maturity date.

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

At September 30, 2019, no amounts were outstanding under the Revolving Credit Facility. As of September 30, 2019, we were in compliance with all financial covenants under the Revolving Credit Agreement.

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

The following table reconciles our net loss attributable to ORBCOMM Inc. to EBITDA and Adjusted EBITDA for the periods shown:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)		(In thousands)
Net loss attributable to ORBCOMM Inc.	$(4,013)	$(3,295)	$(15,922)	$(20,603)
Income tax expense	1,504	1,242	3,354	3,410
Interest income	(444)	(648)	(1,408)	(1,576)
Interest expense	5,287	5,232	15,850	15,733
Depreciation and amortization	12,794	12,081	37,998	36,146
EBITDA	15,128	14,612	39,872	33,110
Stock-based compensation	1,663	2,312	5,406	5,747
Net income attributable to noncontrolling interests	144	73	271	216
Acquisition-related and integration costs	4	395	693	1,495
Adjusted EBITDA	$16,939	$17,392	$46,242	$40,568

For the quarter ended September 30, 2019 compared to the quarter ended September 30, 2018, EBITDA increased $0.5 million, while net loss attributable to ORBCOMM Inc. increased $0.7 million and Adjusted EBITDA decreased $0.5 million.

For the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, EBITDA increased $6.8 million, while net loss attributable to ORBCOMM Inc. decreased $4.7 million and Adjusted EBITDA increased $5.7 million.

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

The following tables reconcile GAAP Service Gross Margin to Non-GAAP Service Gross Margin and GAAP Product Gross Margin to Non-GAAP Product Gross Margin for the periods shown:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
(In thousands, except margin data)
Service revenues	$40,550	$38,473	$119,295	$114,940
Minus - Cost of services, including depreciation and amortization expense	16,804	17,059	51,858	53,576
GAAP Service gross profit	$23,746	$21,414	$67,437	$61,364
Plus - Depreciation and amortization expense	4,236	4,295	12,735	12,872
Non-GAAP Service gross profit	$27,982	$25,709	$80,172	$74,236
GAAP Service Gross Margin	58.6%	55.7%	56.5%	53.4%
Non-GAAP Service Gross Margin	69.0%	66.8%	67.2%	64.6%

	Quarters Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
(In thousands, except margin data)
Product sales	$28,643	$32,569	$83,036	$94,863
Minus - Cost of product sales, including depreciation and amortization expense	20,352	25,414	60,385	75,887
GAAP Product gross profit	$8,291	$7,155	$22,651	$18,976
Plus - Depreciation and amortization expense	712	735	2,110	2,524
Non-GAAP Product gross profit	$9,003	$7,890	$24,761	$21,500
GAAP Product Gross Margin	28.9%	22.0%	27.3%	20.0%
Non-GAAP Product Gross Margin	31.4%	24.2%	29.8%	22.7%

GAAP Service Gross Margin, inclusive of depreciation and amortization expense, was 58.6% in the third quarter of 2019, compared to 55.7% in the prior year period. Non-GAAP Service Gross Margin, excluding depreciation and amortization expense, was 69.0% in the third quarter of 2019, compared to 66.8% in the prior year period. This increase was primarily due to recurring service revenue growth and reduced costs. GAAP Service Gross Margin, inclusive of depreciation and amortization expense, was 56.5% in the nine months ended September 30, 2019 compared to 53.4% in the prior year period. Non-GAAP Service Gross Margin, excluding depreciation and amortization expense, was 67.2% in the nine months ended September 30, 2019, compared to 64.6% in the prior year period. These improvements were due to bringing onboard new subscribers at higher margins and limiting product installations at negative margins in the nine months ended September 30, 2019, compared to the prior year period.

GAAP Product Gross Margin, inclusive of depreciation and amortization expense, was 28.9% in the third quarter of 2019, compared to 22.0% in the prior year period. Non-GAAP Product Gross Margin, excluding depreciation and amortization expense, was 31.4% in the third quarter of 2019, compared to 24.2% in the prior year period. GAAP Product Gross Margin, inclusive of depreciation and amortization expense, was 27.3% in the nine months ended September 30, 2019, compared to 20.0% in the prior year period. Non-GAAP Product Gross Margin, excluding depreciation and amortization expense, was 29.8% in the nine months ended September 30, 2019, compared to 22.7% in the prior year period. These improvements were primarily due to a better mix of higher-margin products shipped in greater volumes in the quarter and nine months ended September 30, 2019, compared to the prior year periods.

Contractual Obligations

As of September 30, 2019, there have been no material changes in our contractual obligations previously disclosed in our Annual Report.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

As of September 30, 2019, there have been no material changes in our assessment of our sensitivity to market risk, as previously disclosed in Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risks” in our Annual Report.

Concentration of Credit Risk

There were no customers who generated revenues greater than 10% of the Company’s consolidated total revenues for the quarters and nine months ended September 30, 2019 and 2018.

Item 4. Disclosure Controls and Procedures

Evaluation of the Company’s Disclosure Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of September 30, 2019. Based on their evaluation, the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2019.

Changes in Internal Control over Financial Reporting

We reviewed our internal control over financial reporting at September 30, 2019. As a result of the acquisitions of inthinc, inc. (“Inthinc”) in June 2017 and Blue Tree Systems Limited (“Blue Tree”) in October 2017, we continue to integrate certain business processes and systems of Inthinc and Blue Tree. Accordingly, certain changes have been made and will continue to be made to our internal controls over financial reporting until such time as this integration is complete.

There have been no other changes in our internal control over financial reporting identified in an evaluation thereof that occurred during the nine months ended September 30, 2019, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

See “Note 14 – Commitments and Contingencies” of the Notes to the Condensed Consolidated Financial Statements for the nine months ended September 30, 2019 included in this Quarterly Report on Form 10-Q for a description of our significant legal proceedings, which is incorporated by reference herein.

Item 1A. Risk Factors

As of September 30, 2019, there have been no material changes in the risk factors previously disclosed in Part I, Item 1A, “Risk Factors” in our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases

The table below sets forth information with respect to purchases of shares of our common stock made by us or on our behalf during the quarter ended September 30, 2019:

Issuer Purchases of Equity Securities (1)

Period	Total Number of Shares Purchased	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2019	—	$—	—	$—
August 1-31, 2019	1,150,460	$4.98	1,150,460	$19,292,914
September 1-30, 2019	431,569	$4.95	1,582,029	$17,123,934
Total	1,582,029	$4.96	1,582,029

(1)

On August 5, 2019, our Board of Directors authorized the repurchase of up to $25 million of our common stock through various means, including open market transactions and privately negotiated transactions, until August 5, 2020. In addition, open market repurchases of common stock may be made pursuant to applicable securities laws and regulations, including Rule 10b-18, as well as Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.

(2)	The average per-share cost for repurchases under the repurchase program from inception through September 30, 2019 was $4.96.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On October 29, 2019, we entered into an employment agreement (the “Employment Agreement”) with Constantine “Dean” Milcos, our Executive Vice President and Chief Financial Officer, effective as of November 1, 2019. The Employment Agreement has an initial term ending on December 31, 2019. Upon the expiration of the initial term or any extension thereof, the term of the Employment Agreement will be automatically extended by twelve additional calendar months through the next December 31st, unless either party notifies the other party in writing at least 90 days in advance of such expiration that he or it does not want such extension to occur, in which case the term of the Employment Agreement will not be further extended, and Mr. Milcos’s employment will terminate upon such expiration.  Notwithstanding the foregoing, Mr. Milcos’s employment with us may be terminated prior to the expiration of the term of the Employment Agreement pursuant to the provisions described below.

The Employment Agreement provides for an annual base salary, currently of $280,000. In addition to his salary, Mr. Milcos is entitled to certain employee benefits, including medical and disability insurance, term life insurance, paid holiday and vacation time and other employee benefits paid by us. Under the Employment Agreement, each calendar year (beginning with calendar year 2019), Mr. Milcos is eligible to receive a bonus with a target bonus opportunity equal up to 75% of his annual base salary and subject to a maximum payment in an amount, payable in cash, dependent upon achieving certain performance targets (both financial and qualitative) established each year by the board of directors, provided that Mr. Milcos is actively employed by us on the last day of the fiscal year for which the bonus is paid and is not terminated with “cause” (as defined in the Employment Agreement) prior to the payment of such bonus. Mr. Milcos is entitled to participate in any profit sharing and/or pension plan generally provided for our executives, and in any equity incentive plan established by us in which our senior executives are generally permitted to participate.

If Mr. Milcos’s employment is terminated (1) by us without cause or (2) as a result of a notice of non-extension of the Employment Agreement provided by us during the term of the Employment Agreement, he will be entitled to receive an amount equal to the sum of (A) his base salary for a period of one year, payable beginning on the 60th day following his termination of employment (subject to any delay that may be required by Section 409A) and (B) the amount equal to the target bonus opportunity for the calendar year in which his termination of employment occurs, payable in equal installments over a twelve-month period (the “Post-Termination Payments”), and continued health insurance coverage for one year following such termination. If Mr. Milcos’s employment is terminated as a result of his disability during the term of the Employment Agreement, he will be entitled to continue to receive an amount equal to his base salary for a period of one year following such termination and continued health insurance coverage for one year following such termination. The Post-Termination Payments, disability payments and insurance coverage are conditioned on his executing a release in favor of us. In addition, the Employment Agreement contains standard covenants relating to confidentiality and assignment of intellectual property rights, a two-year post-employment non-solicitation covenant (only to the extent Mr. Milcos receives the post-termination payments he is entitled to receive under the Employment Agreement), a one-year post-employment non-competition covenant (only to the extent Mr. Milcos receives the post-termination payments he is entitled to receive under the Employment Agreement), and a covenant to comply with Company policies, including any applicable compensation recoupment policy then in effect.

Upon a termination of employment by us without “cause” within the eighteen-month period following a “change of control” (as defined in the Employment Agreement), subject to the execution of a release in favor of us, Mr. Milcos will be entitled to receive an amount equal to one and one-half times the Post-Termination Payments (payable in a lump sum on the 60th day following his termination of employment) and continued health insurance coverage for a period of eighteen months.

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

10.2	Employment Agreement dated October 28, 2019 between Constantine Milcos and the Company.

31.1	Certification of President and Chief Executive Officer required by Rule 13a-14(a).

31.2	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a).

32.1	Certification of President and Chief Executive Officer required by Rule 13a-14(b) and 18 U.S.C. Section 1350.

32.2	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(b) and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document - The Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File – The Cover Page Interactive Data File does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORBCOMM Inc. (Registrant)

Date: October 30, 2019	/s/ Marc J. Eisenberg
Marc J. Eisenberg
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 30, 2019	/s/ Constantine Milcos
Constantine Milcos
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)