Form 10-Q
period 2020-03-31
ORBCOMM Inc.
filed 2020-05-01
CIK 1361983

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

The number of shares outstanding of the registrant’s common stock as of April 27, 2020 is 78,622,348.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ORBCOMM Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value and share data)

	March 31,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$70,112	$54,258
Accounts receivable, net of allowance for doubtful accounts of $5,305 and $4,480, respectively	58,460	60,595
Inventories	40,473	39,881
Prepaid expenses and other current assets	16,200	18,003
Total current assets	185,245	172,737
Satellite network and other equipment, net	140,291	145,553
Goodwill	166,129	166,129
Intangible assets, net	70,096	73,280
Other assets	21,735	23,149
Deferred income taxes	207	132
Total assets	$583,703	$580,980
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$14,796	$16,722
Accrued liabilities	35,625	36,951
Current portion of deferred revenue	6,932	3,865
Total current liabilities	57,353	57,538
Note payable - related party	1,252	1,275
Notes payable, net of unamortized deferred issuance costs	261,877	246,683
Deferred revenue, net of current portion	2,708	6,771
Deferred tax liabilities	14,900	14,894
Other liabilities	15,623	16,303
Total liabilities	353,713	343,464
Commitments and contingencies
Equity:
ORBCOMM Inc. stockholders' equity
Series A Convertible Preferred Stock, par value $0.001; 1,000,000 shares authorized; 40,624 shares issued and outstanding at March 31, 2020 and December 31, 2019	406	406
Common stock, par value $0.001; 250,000,000 shares authorized; 78,525,184 and 78,062,451 shares issued at March 31, 2020 and December 31, 2019, respectively	78	78
Additional paid-in capital	449,431	447,681
Accumulated other comprehensive loss	(907)	(1,013)
Accumulated deficit	(217,917)	(210,942)
Less treasury stock, at cost; 836,904 shares and 0 shares at March 31, 2020 and December 31, 2019, respectively	(2,502)	—
Total ORBCOMM Inc. stockholders' equity	228,589	236,210
Noncontrolling interests	1,401	1,306
Total equity	229,990	237,516
Total liabilities and equity	$583,703	$580,980

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ORBCOMM Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues:
Service revenues	$40,524	$39,007
Product sales	25,655	27,028
Total revenues	66,179	66,035
Cost of revenues, exclusive of depreciation and amortization shown below:
Cost of services	13,081	13,047
Cost of product sales	17,281	19,028
Operating expenses:
Selling, general and administrative	19,730	17,179
Product development	3,820	3,967
Depreciation and amortization	13,364	12,678
Acquisition-related and integration costs	91	215
Loss from operations	(1,188)	(79)
Other income (expense):
Interest income	416	392
Other income (expense)	(266)	242
Interest expense	(5,246)	(5,241)
Total other expense	(5,096)	(4,607)
Loss before income taxes	(6,284)	(4,686)
Income taxes	553	710
Net loss	(6,837)	(5,396)
Less: Net income attributable to noncontrolling interests	138	94
Net loss attributable to ORBCOMM Inc.	$(6,975)	$(5,490)
Net loss attributable to ORBCOMM Inc. common stockholders	$(6,975)	$(5,490)
Per share information-basic:
Net loss attributable to ORBCOMM Inc. common stockholders	$(0.09)	$(0.07)
Per share information-diluted:
Net loss attributable to ORBCOMM Inc. common stockholders	$(0.09)	$(0.07)
Weighted average common shares outstanding:
Basic	78,313	79,387
Diluted	78,313	79,387

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ORBCOMM Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net loss	$(6,837)	$(5,396)
Other comprehensive income - Foreign currency translation adjustments	63	(515)
Other comprehensive income	63	(515)
Comprehensive loss	(6,774)	(5,911)
Less: Comprehensive income attributable to noncontrolling interests	(95)	(85)
Comprehensive loss attributable to ORBCOMM Inc.	$(6,869)	$(5,996)

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ORBCOMM Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(6,837)	$(5,396)
Adjustments to reconcile net loss to net cash provided by operating activities:
Change in allowance for doubtful accounts	1,301	144
Change in the fair value of acquisition-related contingent consideration	—	(2,063)
Amortization and write-off of deferred financing fees	194	194
Depreciation and amortization	13,364	12,678
Stock-based compensation	1,679	2,082
Foreign exchange (gain) loss	106	(256)
Deferred income taxes	(20)	(1,042)
Other	580	752
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	823	(2,852)
Inventories	(608)	(785)
Prepaid expenses and other assets	2,424	(1,549)
Accounts payable and accrued liabilities	(3,160)	7,439
Deferred revenue	(1,005)	351
Other liabilities	(634)	(679)
Net cash provided by operating activities	8,207	9,018
Cash flows from investing activities:
Capital expenditures	(4,843)	(4,515)
Net cash used in investing activities	(4,843)	(4,515)
Cash flows from financing activities:
Purchases of common stock under share repurchase program	(2,527)	—
Proceeds from revolving credit facility	15,000	—
Net cash provided by financing activities	12,473	—
Effect of exchange rate changes on cash and cash equivalents	17	(191)
Net increase in cash and cash equivalents	15,854	4,312
Beginning of period	54,258	53,766
End of period	$70,112	$58,078
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$—	$—
Income taxes	$2,666	$—
Supplemental schedule of noncash investing and financing activities:
Noncash investing and financing activities:
Capital expenditures incurred not yet paid	$1,065	$467
Stock-based compensation related to capital expenditures	$113	$336

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ORBCOMM Inc.

Condensed Consolidated Statements of Changes in Equity

Three Months Ended March 31, 2020 and 2019

(in thousands, except share data)

(Unaudited)

						Accumulated
	Series A convertible				Additional	other
	Preferred stock		Common stock		paid-in	comprehensive	Accumulated	Treasury stock		Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	income (loss)	deficit	Shares	Amount	interests	equity
Balances, January 1, 2020	40,624	$406	78,062,451	$78	$447,681	$(1,013)	$(210,942)	—	$—	$1,306	$237,516
Vesting of restricted stock units	—	—	421,642	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,775	—	—	—	—	—	1,775
Common stock repurchased under share repurchase program	—	—	—	—	(25)	—	—	836,904	(2,502)	—	(2,527)
Exercise of SARs	—	—	41,091	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	(6,975)	—	—	138	(6,837)
Foreign currency translation adjustments	—	—	—	—	—	106	—	—	—	(43)	63
Balances, March 31, 2020	40,624	$406	78,525,184	$78	$449,431	$(907)	$(217,917)	836,904	$(2,502)	$1,401	$229,990
Balances, January 1, 2019	39,442	$394	79,008,243	$79	$449,343	$(381)	$(192,507)	29,990	$(96)	$1,026	$257,858
Vesting of restricted stock units	—	—	496,336	1	—	—	—	—	—	—	1
Stock-based compensation	—	—	—	—	2,395	—	—	—	—	—	2,395
Common stock issued as payment for MPUs	—	—	60,885	—	502	—	—	—	—	—	502
Exercise of SARs	—	—	3,032	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	(5,490)	—	—	94	(5,396)
Foreign currency translation adjustments	—	—	—	—	—	(506)	—	—	—	(9)	(515)
Balances, March 31, 2019	39,442	$394	79,568,496	$80	$452,240	$(887)	$(197,997)	29,990	$(96)	$1,111	$254,845

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to SEC rules. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The accompanying financial statements are unaudited and, in the opinion of management, include all adjustments (including normal recurring accruals) necessary for a fair presentation of the consolidated financial position, results of operations, comprehensive income and cash flows for the periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. The financial statements include the accounts of the Company, its wholly-owned and majority-owned subsidiaries, and investments in variable interest entities in which the Company is determined to be the primary beneficiary. All significant intercompany accounts and transactions have been eliminated in consolidation. The portions of majority-owned subsidiaries that the Company does not own are reflected as noncontrolling interests on the condensed consolidated balance sheets.

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

Although the Company owns interests in companies that it accounts for pursuant to the equity method, the investments in those entities had no carrying value as of March 31, 2020 and December 31, 2019. The Company has no guarantees or other funding obligations to those entities and the Company had no equity in the earnings or losses of those investees for the three months ended March 31, 2020 and 2019.

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

Product sales are derived from sales of complete industrial IoT subscriber communicators, including telematics devices, modems or cellular wireless SIMs (for the Company’s terrestrial-communication services) to the Company’s resellers (i.e., MCPs and MCAs) and direct customers. Product sales are recognized at a point in time when title transfers, when the products are shipped or when customers accept the products, depending on the specific contractual terms. Sales of subscriber communicators and SIMs are not subject to return and title and risk of loss pass to the customer generally at the time of shipment.

Amounts received prior to the performance of services under customer contracts are recognized as deferred revenues and revenue recognition is deferred until such time that all revenue recognition criteria have been met. Deferred revenue as of March 31, 2020 and December 31, 2019 consisted of the following:

	March 31,	December 31,
	2020	2019
Service activation fees	$2,957	$3,007
Prepaid services	5,486	6,423
Extended warranty revenues	1,197	1,206
	9,640	10,636
Less current portion	(6,932)	(3,865)
Long-term portion	$2,708	$6,771

During the quarter ended March 31, 2020, the Company recognized revenue of $4,314 which was included as deferred revenue as of December 31, 2019.

During 2019, the Company was notified that its program with Maersk Lines, through its contract with AT&T Services, Inc., would expire on December 31, 2019. The remaining deferred revenues of approximately $1,900 associated with this contract was recognized during the three months ended March 31, 2020 as an immaterial prior period adjustment. The contract was assumed as part of the WAM Technologies, LLC acquisition in 2015.

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

The following table summarizes the components of revenue from contracts with customers, as well as revenue recognized under ASC 842:

	Three Months Ended March 31,
	2020	2019
Revenue from contracts with customers:
Recurring service revenues	$39,853	$37,529
Other service revenues	671	1,478
Total service revenues	40,524	39,007
Product sales	25,566	25,822
Total revenue from contracts with customers	66,090	64,829
Revenue recognized under ASC 842	89	1,206
Total revenues	$66,179	$66,035

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

The carrying amounts of the Company’s financial instruments, including cash, accounts receivable and accounts payable approximated their fair values due to the short-term nature of these items. The fair value of the Senior Secured Notes, as defined below, is based on observable relevant market information. Fluctuation between the carrying amount and the fair value of the Senior Secured Notes for the period presented is associated with changes in market interest rates. The Company may redeem all or part of the Senior Secured Notes at any time or from time to time at its option at specified redemption prices that would include “make-whole” premiums. Refer to “Note 9 – Notes Payable” for more information.

The carrying amounts and fair values of the Company’s Senior Secured Notes are shown in the following table:

	March 31, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Secured Notes	$250,000	$242,500	$250,000	$241,875

The fair value of the note payable - related party, $1,252 book value, at March 31, 2020, had a de minimis value.

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

There were no customers who generated revenues greater than 10% of the Company’s consolidated total revenues for the three months ended March 31, 2020 and 2019.

One customer, Carrier Global Corporation, generated 12.0% of the Company’s consolidated accounts receivable as of March 31, 2020. There were no customers who generated accounts receivable greater than 10% of the Company’s consolidated accounts receivable as of December 31, 2019.

The Company is dependent on one vendor, Sanmina Corporation (“Sanmina”), a contract manufacturer with significant operations in Mexico, for the manufacture of subscriber communicators that the Company designs and sells. For the three months ended March 31, 2020 and 2019, approximately $21,992, or 85.7%, and $17,924, or 66.3%, respectively, of the Company’s product sales was generated from the sale of the Company’s core products produced by Sanmina.

As of March 31, 2020, the Company did not maintain in-orbit insurance coverage for its ORBCOMM Generation 1 or ORBCOMM Generation 2 satellites to address the risk of potential systemic anomalies, failures or catastrophic events affecting its satellite constellation.

Inventories

Inventories are stated at the lower of cost or net realizable value, determined on a weighted average cost basis. At March 31, 2020 and December 31, 2019, inventory, net of inventory obsolescence, consisted primarily of finished goods and purchased parts to be utilized by its contract manufacturer totaling $33,532 and $33,379, respectively, and raw materials totaling $6,941 and $6,502, respectively. The Company reviews inventory quantities on hand, evaluates the realizability of inventories and adjusts the carrying value, as necessary, based on forecasted product demand. A provision, recorded in cost of product sales on the Company’s condensed consolidated statements of operations, is made for potential losses on slow-moving and obsolete inventories when identified.

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

The Company considered the current economic condition as part of the COVID-19 pandemic as a triggering event to test for any goodwill impairment. The Company performed a Step 1 analysis and found no indication of impairment as of March 31, 2020.

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

If a satellite were to fail while in-orbit, the resulting loss would be charged to expense in the period it is determined that the satellite is not recoverable. Refer to “Note 5 – Satellite Network and Other Equipment, Net” for more information.

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

Refer to “Note 7 – Accrued Liabilities” for more information.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13 “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which is effective for fiscal years beginning after December 15, 2019. ASU 2016-13 introduces the current expected credit loss (CECL) model, which requires an entity to measure credit losses for certain financial instruments and financial assets. Upon initial recognition, an entity is required to estimate a credit loss expected over the life of an exposure. The Company adopted ASU 2016-13 on January 1, 2020. The adoption of this standard does not have a material impact on the Company’s condensed consolidated financial statements or disclosures.

3. Stock-Based Compensation

The Company’s stock-based compensation plan consists of its 2016 Long-Term Incentives Plan (the “2016 LTIP”). As of March 31, 2020, there were 1,156,344 shares available for grant under the 2016 LTIP.

Total stock-based compensation recorded by the Company for the three months ended March 31, 2020 and 2019 was $1,679 and $2,082, respectively. Total capitalized stock-based compensation for the three months ended March 31, 2020 and 2019 was $113 and $336, respectively.

The following table summarizes the components of stock-based compensation expense in the condensed consolidated statements of operations for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,
	2020	2019
Cost of services	$171	$159
Cost of product sales	33	43
Selling, general and administrative	1,167	1,626
Product development	308	254
Total	$1,679	$2,082

As of March 31, 2020, the Company had unrecognized compensation costs for all share-based payment arrangements totaling $5,201.

Time-Based Stock Appreciation Rights

A summary of the Company’s time-based stock appreciation rights (“SARs”) for the three months ended March 31, 2020 is as follows:

			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
	Number of	Average	Contractual	Value
	Shares	Exercise Price	Term (years)	(In thousands)
Outstanding at January 1, 2020	2,125,294	$5.35
Granted	—	—
Exercised	(318,000)	2.46
Forfeited or expired	(4,450)	2.46
Outstanding at March 31, 2020	1,802,844	$5.51	2.98	$3
Exercisable at March 31, 2020	1,802,844	$5.51	2.91	$3
Vested and expected to vest at March 31, 2020	1,802,844	$5.51	2.98	$3

For the three months ended March 31, 2020 and 2019, the Company recorded stock-based compensation expense of $0 and $36, respectively, related to these time-based SARs. As of March 31, 2020, there was no unrecognized compensation cost related to these SARs expected to be recognized.

The intrinsic value of the time-based SARs exercised during the three months ended March 31, 2020 was $287.

Performance-Based Stock Appreciation Rights

A summary of the Company’s performance-based SARs for the three months ended March 31, 2020 is as follows:

			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
	Number of	Average	Contractual	Value
	Shares	Exercise Price	Term (years)	(In thousands)
Outstanding at January 1, 2020	233,496	$6.01
Granted	—	—
Exercised	(82,275)	2.46
Forfeited or expired	—	—
Outstanding at March 31, 2020	151,221	$4.07	5.25	$2
Exercisable at March 31, 2020	151,221	$4.07	5.25	$2
Vested and expected to vest at March 31, 2020	151,221	$4.07	5.25	$2

For the three months ended March 31, 2020 and 2019, the Company did not record stock-based compensation expense related to performance-based SARs. As of March 31, 2020, there was no unrecognized compensation cost related to these SARs expected to be recognized.

The intrinsic value of the performance-based SARs exercised during the three months ended March 31, 2020 was $73.

The fair value of each time-based and performance-based SAR award is estimated on the date of grant using the Black-Scholes option pricing model with the assumptions described below. For the periods indicated, the expected volatility was based on the Company’s historical volatility over the expected terms of the SAR awards. Estimated forfeitures were based on voluntary and involuntary termination behavior, as well as an analysis of actual forfeitures. The risk-free interest rate was based on the U.S. Treasury yield curve at the time of the grant over the expected term of the SAR awards. The Company did not grant time-based or performance-based SARs during the three months ended March 31, 2020 and 2019.

Time-Based Restricted Stock Units

A summary of the Company’s time-based restricted stock units (“RSUs”) for the three months ended March 31, 2020 is as follows:

	Shares	Weighted- Average Grant Date Fair Value
Balance at January 1, 2020	1,265,434	$6.16
Granted	122,245	4.09
Vested	(404,884)	8.90
Forfeited or expired	(42,516)	5.81
Balance at March 31, 2020	940,279	$4.80

For the three months ended March 31, 2020 and 2019, the Company recorded stock-based compensation expense of $830 and $870, respectively, related to these time-based RSUs. As of March 31, 2020, $3,096 of total unrecognized compensation cost related to these RSUs is expected to be recognized through March 2022.

Performance-Based Restricted Stock Units

A summary of the Company’s performance-based RSUs for the three months ended March 31, 2020 is as follows:

	Shares	Weighted- Average Grant Date Fair Value
Balance at January 1, 2020	1,067,809	$6.28
Granted	—	—
Vested	(157,547)	9.01
Forfeited or expired	(197,967)	8.35
Balance at March 31, 2020	712,295	$3.92

For the three months ended March 31, 2020 and 2019, the Company recorded stock-based compensation expense of $764 and $1,053, respectively, related to these performance-based RSUs. As of March 31, 2020, $2,105 of total unrecognized compensation cost related to these RSUs is expected to be recognized through March 2021.

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

As the MPUs contain both performance and service conditions, they have been treated as a series of three separate awards, or tranches, for purposes of recognizing stock-based compensation expense. The Company recognizes stock-based compensation expense on a tranche-by-tranche basis over the requisite service period for each specific tranche. The Company estimated the fair values of the MPUs using a Monte Carlo simulation model that used the following assumptions:

Three Months Ended March 31,
	2020	2019
Risk-free interest rate	0.16% to 0.28%	2.22% to 2.43%
Estimated volatility factor	56.0% to 91.0%	33.0% to 44.0%
Expected dividends	None	None

For the three months ended March 31, 2020 and 2019, the Company recorded stock-based compensation expense of $17 and $61, respectively, related to the MPUs.

As of March 31, 2020, the Company recorded $10 and $26 in accrued liabilities and other non-current liabilities related to the MPUs, respectively, on its condensed consolidated balance sheet. As of December 31, 2019, the Company recorded $0 and $28 in accrued liabilities and other non-current liabilities related to the MPUs, respectively, on its condensed consolidated balance sheet.

In January 2019, the Company issued 60,885 shares of common stock as payment in connection with MPUs for achieving the fiscal year 2018, 2017 and 2016 MPU awards’ stock performance targets with respect to the 2018 performance year.

Employee Stock Purchase Plan

On February 16, 2016, the Company’s board of directors adopted the ORBCOMM Inc. Employee Stock Purchase Plan (“ESPP”), which was approved by the Company’s shareholders on April 20, 2016. Under the terms of the ESPP, 5,000,000 shares of the Company’s common stock are available for issuance, and eligible employees may have up to 10% of their gross pay deducted from their payroll, up to a maximum of $25 per year, to purchase shares of common stock at a discount of up to 15% of its fair market value, subject to certain conditions and limitations. Purchases of shares of common stock under the ESPP are made twice a year at six-month intervals. For the three months ended March 31, 2020 and 2019, the Company recorded stock-based compensation expense of $68 and $62, respectively, related to the ESPP.

4. Net Income (Loss) Attributable to ORBCOMM Inc. Common Stockholders

The Company accounts for earnings per share (“EPS”) in accordance with ASC Topic 260 “Earnings Per Share” (“ASC 260”) and related guidance, which requires two calculations of EPS to be disclosed: basic and diluted. The numerator in calculating basic and diluted EPS is an amount equal to the net income (loss) attributable to ORBCOMM Inc. common stockholders for the periods presented. The denominator in calculating basic EPS is the weighted average shares outstanding for the respective periods. The denominator in calculating diluted EPS is the weighted average shares outstanding, plus the dilutive effect of stock option grants, unvested SAR and RSU grants and shares of Series A convertible preferred stock for the respective periods. The following table sets forth the basic and diluted EPS calculations for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,
	2020	2019
Net loss attributable to ORBCOMM Inc. common stockholders	$(6,975)	$(5,490)
Weighted average number of common shares outstanding:
Basic number of common shares outstanding	78,313	79,387
Dilutive effect of grants of stock options, unvested SARs and RSUs and shares of Series A convertible preferred stock	—	—
Diluted number of common shares outstanding	78,313	79,387
Earnings per share:
Basic	$(0.09)	$(0.07)
Diluted	$(0.09)	$(0.07)

The computations of net loss attributable to ORBCOMM Inc. common stockholders for the three months ended March 31, 2020 and 2019 are as follows:

	Three Months Ended
	March 31,
	2020	2019
Net loss attributable to ORBCOMM Inc.	$(6,975)	$(5,490)
Preferred stock dividends on Series A convertible preferred stock	—	—
Net loss attributable to ORBCOMM Inc. common stockholders	$(6,975)	$(5,490)

5. Satellite Network and Other Equipment, Net

Satellite network and other equipment, net consisted of the following:

	March 31,	December 31,
	2020	2019
Land	$381	$381
Satellite network	199,338	198,746
Capitalized software	84,272	83,320
Computer hardware	7,016	6,528
Other	11,998	7,787
Assets under construction	13,633	13,832
	316,638	310,594
Less: accumulated depreciation and amortization	(176,347)	(165,041)
	$140,291	$145,553

During the three months ended March 31, 2020 and 2019, the Company capitalized internal costs attributable to the design, development and enhancement of the Company’s products and services that have not yet been placed into service and internal-use software in the amount of $3,486 and $3,485, respectively.

Depreciation and amortization expense for the three months ended March 31, 2020 and 2019 was $10,180 and $9,443, respectively, including amortization of internal-use software of $739 and $863 for the three months ended March 31, 2020 and 2019, respectively.

For the three months ended March 31, 2020 and 2019, $4,279 and $4,250 of depreciation and amortization expense, respectively, relate to cost of services and $510 and $693, respectively, relate to cost of product sales, as these assets support the Company’s revenue generating activities.

As of March 31, 2020 and December 31, 2019, assets under construction primarily consisted of costs associated with acquiring, developing, enhancing and testing software and hardware for internal and external use that have not yet been placed into service.

6. Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price of an acquired business over the estimated fair values of the underlying net tangible and intangible assets. Goodwill is allocated to the Company’s one reportable segment, which is its only reporting unit.

The Company’s intangible assets, net consisted of the following:

		March 31, 2020			December 31, 2019
	Useful life		Accumulated			Accumulated
	(years)	Cost	amortization	Net	Cost	amortization	Net
Customer lists	5 - 15	$113,357	$(53,080)	$60,277	$113,357	$(50,457)	$62,900
Patents and technology	3 - 10	23,424	(13,605)	9,819	23,424	(13,044)	10,380
Trade names and trademarks	1 - 2	3,003	(3,003)	—	3,003	(3,003)	—
		$139,784	$(69,688)	$70,096	$139,784	$(66,504)	$73,280

At March 31, 2020, the weighted-average amortization period for the intangible assets was 10.5 years. At March 31, 2020, the weighted-average amortization periods for customer lists, patents and technology and trade names and trademarks were 10.9, 9.3 and 1.2 years, respectively.

Amortization expense for the three months ended March 31, 2020 and 2019 was $3,184 and $3,235, respectively.

Estimated future amortization expense for intangible assets as of March 31, 2020 was as follows:

Amount
2020 (remaining)	$9,537
2021	12,112
2022	11,686
2023	11,408
2024	11,122
2025	4,432
Thereafter	9,799
$70,096

7. Accrued Liabilities

Accrued liabilities consisted of the following:

	March 31,	December 31,
	2020	2019
Accrued compensation and benefits	$5,545	$7,751
Accrued warranty obligations	6,309	6,526
Corporate income tax payable	601	2,341
VAT payable	1,072	2,614
Accrued satellite network and other equipment	598	247
Accrued inventory purchases	264	448
Accrued interest expense	10,000	5,000
Accrued professional fees	239	329
Accrued airtime charges	1,750	1,818
Short-term lease liability	2,675	2,608
Other accrued expenses	6,572	7,269
	$35,625	$36,951

Changes in accrued warranty obligations consisted of the following:

	2020	2019
Balance at January 1,	$6,526	$5,624
Warranty expense	760	905
Warranty charges	(977)	(706)
Balance at March 31,	$6,309	$5,823

8. Note Payable - Related Party

In connection with the acquisition of a majority interest in Satcom International Group plc in 2005, the Company recorded an indebtedness to OHB Technology A.G. (formerly known as OHB Teledata A.G.), a stockholder of the Company. At March 31, 2020 and December 31, 2019, the principal balance of the note payable was €1,138, with a carrying value of $1,252 and $1,275, respectively. The carrying value was based on the note’s estimated fair value at the time of acquisition. The difference between the carrying value and principal balance was being amortized to interest expense over the six-year estimated life, which ended on September 30, 2011. This note does not bear interest and has no fixed repayment term. Repayment of the note will be made from the distribution profits (as defined in the note agreement) of ORBCOMM Europe LLC, a wholly-owned subsidiary of the Company. The note has been classified as long-term, as the Company does not expect any repayments to be required prior to March 31, 2021.

9. Notes Payable

Senior Secured Notes

On April 10, 2017, the Company issued $250,000 aggregate principal amount of 8.0% senior secured notes due 2024 (the “Senior Secured Notes”). The Senior Secured Notes were issued pursuant to an indenture, dated as of April 10, 2017, among the Company, certain of its domestic subsidiaries party thereto (the “Guarantors”) and U.S. Bank National Association, as trustee and collateral agent (the “Indenture”). The Senior Secured Notes are unconditionally guaranteed on a senior secured basis by the Guarantors and are secured on a first priority basis by (i) pledges of capital stock of certain of the Company’s directly- and indirectly-owned subsidiaries; and (ii) substantially all of the other property and assets of the Company and the Guarantors, to the extent a first priority security interest is able to be granted or perfected therein, and subject, in all cases, to certain specified exceptions, and an intercreditor agreement with the collateral agent for the Company’s revolving credit facility described below. Interest payments are due on the Senior Secured Notes semi-annually in arrears on April 1 and October 1, beginning October 1, 2017.

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

In connection with the issuance of the Senior Secured Notes, the Company incurred debt issuance costs of approximately $5,431. For both of the three months ended March 31, 2020 and 2019, amortization of the debt issuance costs was $194.  The Company recorded charges of $5,194 to interest expense on its condensed consolidated statements of operations for each of the three months ended March 31, 2020 and 2019, related to interest expense and amortization of debt issuance costs associated with the Senior Secured Notes.

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

The Revolving Credit Agreement contains customary representations and warranties, conditions to funding, covenants and events of default. The Revolving Credit Agreement contains covenants that, among other things, limit the Company’s and its restricted subsidiaries’ ability to: (i) incur or guarantee additional indebtedness; (ii) pay dividends, make other distributions or repurchase or redeem capital stock; (iii) prepay, redeem or repurchase certain indebtedness; (iv) make loans and investments; (v) sell, transfer or otherwise dispose of assets; (vi) incur or permit to exist certain liens; (vii) enter into certain types of transactions with affiliates; (viii) enter into agreements restricting the Company’s subsidiaries’ ability to pay dividends; and (ix) consolidate, amalgamate, merge or sell all or substantially all of their assets; subject, in all cases, to certain specified exceptions. Such limitations have various baskets as set forth in the Revolving Credit Agreement. The Company must also comply with covenants of not exceeding a specific leverage ratio and maintaining a minimum interest coverage ratio. Failure to comply with the covenants could result in an event of default, which, if not cured or waived, could allow the lenders, to require repayment in full of all principal outstanding and interest accrued under the Revolving Credit Facility or could create a cross default under the Senior Secured Notes. If the Company fails to repay such amounts, the noteholders or lenders, as applicable, may foreclose on substantially all of the Company’s assets which the Company has pledged. If the Company is unable to cure the default, the Company may need to repay the debt and find other sources of financing, which may not be available on acceptable terms, or at all.

At March 31, 2020, the Company had $15,000 outstanding under its Revolving Credit Facility and has up to an additional $10,000 remaining subject to compliance with the leverage ratio maintenance and minimum interest coverage covenants in the Revolving Credit Agreement. As of March 31, 2020, the Company was in compliance with all financial covenants under the Revolving Credit Agreement.

10. Stockholders’ Equity

Preferred Stock

The Company currently has 50,000,000 shares of preferred stock authorized.

Series A Convertible Preferred Stock

During the three months ended March 31, 2020, the Company did not issue dividends of Series A convertible preferred stock to the holders of the Series A convertible preferred stock. As of March 31, 2020, dividends in arrears were $12.

Common Stock

As of March 31, 2020, the Company has reserved 14,382,850 shares of common stock for future issuances related to employee stock compensation plans.

On August 5, 2019, the Company’s Board of Directors authorized a stock repurchase program under which the Company may repurchase up to $25,000 of the Company’s outstanding shares of common stock through open market transactions and privately negotiated transactions, until August 5, 2020. In addition, open market repurchases of common stock may be made pursuant to applicable securities laws and regulations, including Rule 10b-18, as well as Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. During the quarter ended March 31, 2020, the Company repurchased 836,904 shares at an average share price of $2.98. As of March 31, 2020, authorization for approximately $13,112 of the Company’s common stock remained available for future purchases under the repurchase program. In mid-March, the Company suspended further purchases given the economic uncertainty resulting from the COVID-19 pandemic.

11. Segment Information

The Company operates in one reportable segment, industrial IoT services. Other than satellites in orbit, goodwill and intangible assets, long-lived assets outside of the United States are not significant. The Company’s foreign exchange exposure is limited as approximately 91% of the Company’s consolidated revenue is collected in U.S. dollars. The following table summarizes revenues on a percentage basis by geographic region, based on the region in which the customer is located.

	Three Months Ended March 31,
	2020	2019
United States	52%	52%
South America	9%	11%
Japan	6%	8%
Europe	20%	19%
Other	13%	10%
	100%	100%

12. Income Taxes

For the three months ended March 31, 2020, the Company’s income tax expense was $553, compared to $710 for the prior year period. The decrease in the income tax provision for the three months ended March 31, 2020 primarily related to a decrease in taxable non-U.S. earnings before income taxes, when compared to the prior year period.

As of March 31, 2020 and December 31, 2019, the Company maintained a valuation allowance against all of its net deferred tax assets, excluding goodwill, attributable to operations in the United States, as the realization was not considered more likely than not.

There were no changes to the Company’s unrecognized tax benefits during the three months ended March 31, 2020. The Company does not expect any significant changes to its unrecognized tax positions during the next twelve months.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were recognized during the three months ended March 31, 2020.

13. Commitments and Contingencies

Legal Proceedings

From time to time, the Company is involved in various litigation matters involving claims incidental to its business and acquisitions, including employment matters, acquisition-related claims, patent infringement and contractual matters, among other issues. While the outcome of any such litigation matters cannot be predicted with certainty, management currently believes that the outcome of these proceedings, either individually or in the aggregate, will not have a material adverse effect on its business, results of operations or financial condition. The Company records reserves related to legal matters when losses related to such litigation or contingencies are both probable and reasonably estimable.

Airtime Credits

In 2001, in connection with the organization of ORBCOMM Europe and the reorganization of the ORBCOMM business in Europe, the Company agreed to grant certain country representatives in Europe approximately $3,736 in airtime credits. The Company has not recorded the airtime credits as a liability for the following reasons: (i) the Company has no obligation to pay the unused airtime credits if they are not utilized; and (ii) the airtime credits are earned by the country representatives only when the Company generates revenue from the country representatives. The airtime credits have no expiration date. Accordingly, the Company is recording airtime credits as services are rendered and these airtime credits are recorded net of revenues from the country representatives. For the three months ended March 31, 2020 and 2019, airtime credits used totaled approximately $8 and $7, respectively. As of March 31, 2020 and 2019, unused credits granted by the Company were approximately $1,911 and $1,941, respectively.

14. Leases

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

The Company has lease agreements with lease and non-lease components, which are generally not accounted for separately.

Components of lease expense are as follows:

	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019
Operating lease cost	$916	$1,015

The Company has lease arrangements which are classified as short-term in nature.  These leases meet the criteria for operating lease classification. In addition, the Company has variable lease costs associated with certain leases. Lease costs associated with the short-term leases and variable lease components, included in selling, general and administrative expenses on the Company’s condensed consolidated statements of operations during the three months ended March 31, 2020 and 2019, were not material.

Supplemental cash flow information and non-cash activity related to the Company’s operating leases are as follows:

	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$939	$1,130
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$—	$10,923

Supplemental balance sheet information related to the Company’s operating leases is as follows:

		March 31,	December 31,
	Balance Sheet Classification	2020	2019
Right-of-use assets	Other assets	$15,314	$15,894
Current lease liabilities	Accrued liabilities	2,675	2,608
Non-current lease liabilities	Other liabilities	15,596	16,266

Weighted-average remaining lease term and discount rate for the Company’s operating leases are as follows:

	March 31,	March 31,
	2020	2019
Weighted-average remaining lease term (in years)	6.94	5.06
Weighted-average discount rate	8.0%	8.0%

Maturities of lease liabilities by fiscal year for the Company’s operating leases are as follows:

March 31,
2020
2020 (remaining)	$2,914
2021	3,747
2022	3,358
2023	3,213
2024	3,048
Thereafter	7,490
Total lease payments	23,770
Less: Imputed interest	(5,499)
Present value of lease liabilities	$18,271

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

15. Subsequent Events

On April 10, 2020, the Company received proceeds from a loan in the amount of $7,588 (the “PPP Loan”) from JPMorgan Chase Bank, N.A., as lender (the “lender”), pursuant to the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Loan matures on April 5, 2022 (the “Maturity Date”) and bears interest at a rate of 0.98% per annum. For a period of six months (the “Deferral Period”) beginning on the date of the PPP Loan, all principal and interest will be deferred. Commencing one month after the expiration of the Deferral Period, the Company is required to pay the lender equal monthly payments of principal and interest through the Maturity Date or the date on which the entire outstanding principal and interest is paid in full. The PPP Loan is evidenced by a promissory note dated April 5, 2020, which contains customary events of default relating to, among other things, payment defaults and breaches of representations and warranties. The PPP Loan may be prepaid by the Company at any time prior to the Maturity Date with no prepayment penalties.

Under the terms of the CARES Act, the Company can apply for forgiveness for all or a portion of the PPP Loan. Such forgiveness will be subject to approval by the Small Business Administration and the lender and determined, subject to limitations, on factors set forth in the CARES Act, including verification of the use of loan proceeds for payment of payroll costs and payments of mortgage interest, rent, and utilities. In the event the PPP Loan, or any portion thereof, is forgiven, then the amount forgiven would be applied to outstanding principal. However, no assurance is provided that the Company will obtain forgiveness of the PPP Loan in whole or in part.

In light of the recent guidance from the United States Treasury Department and Small Business Administration on April 23, 2020, and given that the application for the Company’s PPP Loan was made prior to the issuance of this guidance, the Company is currently reviewing the application of the guidance and will make a determination as to its plans with respect to the PPP Loan. If the Company determines it is appropriate to retain the PPP loan, it will use the proceeds solely to retain employees, maintain payroll and make lease and utility payments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Certain statements discussed in this Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally relate to our plans, estimates, objectives and expectations for future events, as well as projections, business trends and other statements that are not historical facts. Such forward-looking statements are subject to known and unknown risks and uncertainties, some of which are beyond our control, which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include but are not limited to: the impact of the novel coronavirus (COVID-19) pandemic; demand for and market acceptance of our products and services and our ability to successfully implement our business plan; our dependence on our subsidiary companies (Market Channel Affiliates (“MCAs”)) and third-party product and service developers and providers, distributors and resellers (Market Channel Partners (“MCPs”)) to develop, market and sell our products and services, especially in markets outside the United States; substantial losses we have incurred and may continue to incur; substantial competition in the telecommunications, Automatic Identification Service (“AIS”) data and industrial Internet of Things (“IoT”) industries; the inability to effect suitable investments, alliances and acquisitions or the inability to successfully integrate acquired businesses and systems; defects, errors or other insufficiencies in our products or services; failure to meet minimum service level commitments to certain of our customers; our dependence on significant customers for a substantial portion of our revenues, including key customers such as JB Hunt Transport Services, Inc., Caterpillar Inc., Komatsu Ltd., Carrier Transicold and Satlink S.L.; our ability to expand our business outside the United States and risks related to the economic, political and other conditions in foreign countries in which we do business; fluctuations in foreign currency exchange rates; unanticipated domestic or foreign tax or fee liabilities; the possibility we will be required to collect certain taxes in jurisdictions where we have not historically done so; economic, political and other conditions; extreme events such as man-made or natural disasters, earthquakes, severe weather or other climate change-related events; our dependence on a limited number of manufacturers for many of our products and services; interruptions, discontinuations, slowdown or loss of the supply of subscriber communicators from our vendor Sanmina Corporation; legal proceedings; our reliance on intellectual property; increased regulatory restrictions and oversight; lack of in-orbit or other insurance for our ORBCOMM Generation 1 or ORBCOMM Generation 2 satellites; our reliance on third-party wireless network service providers to deliver existing and developing services in certain areas of our business; significant interruptions, discontinuation or loss of services provided by Inmarsat plc; failure to maintain proper and effective internal controls; inaccurate estimates in accounting or incorrect financial assumptions; significant operating risks related to our satellites due to various types of potential anomalies and potential impacts of space debris or other spacecrafts;  the failure of our systems or reductions in levels of service due to technological malfunctions or deficiencies or other events outside of our control; difficulty upgrading or replacing aging hardware and software we use in operating our gateway earth stations and our customers’ subscriber communicators; technical or other difficulties with our gateway earth stations; security risks related to our networks, data processing systems and software systems and those of our third-party service providers; liabilities or additional costs as a result of laws, governmental regulations and evolving views of personal privacy rights; failure of our information technology systems; cybersecurity risks; the level of our indebtedness and the terms of our $250.0 million 8.0% senior secured note indenture and our revolving credit agreement, under which we may borrow up to $25.0 million, that could restrict our business activities or our ability to execute our strategic objectives or adversely affect our financial performance; and the other risks described in our filings with the Securities and Exchange Commission (“SEC”). For more detail on these and other risks, please see our Annual Report on Form 10-K for the year ended December 31, 2019 (“Annual Report”), and other documents we file with the SEC. We undertake no obligation to publicly revise any forward-looking statements or cautionary factors, except as required by law.

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

Customers benefiting from our network, products and solutions include original equipment manufacturers (“OEMs”), such as Caterpillar Inc., Doosan Infracore America, Hitachi Construction Machinery Co., Ltd., John Deere, Komatsu Ltd., and Volvo Construction Equipment; vertical market technology integrators known as value-added resellers (“VARs”) and international value-added resellers (“IVARs”), such as American Innovations, and value-added solutions providers, such as Onixsat, Satlink and Sascar (collectively referred to as MCPs); and end-to-end solutions customers such as Carrier Transicold, C&S Wholesale, Canadian National Railways, CR England, Hub Group, Inc., JB Hunt Transport Services, Inc., KLLM Transport Services, Marten Transport, Prime Inc., Swift Transportation, Target, Tropicana, Tyson Foods, Walmart and Werner Enterprises.

Critical Accounting Policies and Estimates

Our discussion and analysis of our results of operations, liquidity and capital resources are based on our condensed consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, accounts receivable, accounting for business combinations, goodwill, intangible assets, satellite network and other equipment, long-lived assets, capitalized development costs, income taxes, warranty costs, loss contingencies and the value of securities underlying stock-based compensation. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from our estimates and could have a significant adverse effect on our results of operations and financial position. For a discussion of our critical accounting policies and estimates, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report. There have been no material changes to our critical accounting policies during 2020.

Revenues

We derive service revenues primarily from monthly fees for industrial IoT connectivity services that consist of subscriber-based and recurring monthly usage fees for each subscriber communicator or SIM activated for use on our satellite network, as well as other satellite networks and cellular wireless networks that we resell to our customers (i.e., our MCPs, MCAs and direct customers). Usage fees are generally based upon the data transmitted by a customer and the overall number of subscriber communicators and SIMs activated by each customer and whether we provide services through our value-added portal. Service revenues are recognized on an accrual basis, as services are rendered, or on a cash basis, if collection from the customer is not reasonably assured at the time the service is provided. We also generate AIS service revenues from subscription-based services supplying recurring AIS data to customers and resellers, as well as monthly subscription-based service revenues from our platform that provides operational and transaction data management and business intelligence. In addition, we earn service revenues from optional, separately-priced extended warranty service agreements extending beyond the initial warranty period of typically one year; installation services; royalty fees relating to the manufacture of subscriber communicators under a manufacturing agreement; and fees from providing engineering, technical and management support services to customers.

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

The table below presents our revenues for the three months ended March 31, 2020 and 2019, together with the percentage of total revenue represented by each revenue category:

	Three Months Ended March 31,
(In thousands)	2020		2019
Service revenues	$40,524	61.2%	$39,007	59.1%
Product sales	25,655	38.8%	27,028	40.9%
	$66,179	100.0%	$66,035	100.0%

Total revenues for the three months ended March 31, 2020 and 2019 were $66.2 million and $66.0 million, respectively, an increase of 0.3%.

Service revenues

	Three Months Ended March 31,		Change
(In thousands)	2020	2019	Dollars	%
Recurring service revenues	$39,853	$37,529	$2,324	6.2%
Other service revenues	671	1,478	(807)	(54.6)%
Total service revenues	$40,524	$39,007	$1,517	3.9%

We derive recurring service revenues from monthly fees from industrial IoT connectivity services that consist of subscriber-based, recurring monthly usage fees for each subscriber communicator or SIM activated for use on our satellite network, other satellite networks, and cellular wireless networks that we resell to our customers and AIS service revenues from subscription-based services supplying AIS data to customers and resellers. In addition, we derive recurring service revenues from extended warranty service agreements extending beyond the initial warranty period of typically one year, royalty fees from third parties for the use of our proprietary communications protocol recognized at a point in time when the third party notifies us of the units it has manufactured and a unique serial number is assigned to each unit and activations of subscriber communicators and SIMs. We derive other service revenues from installation services, fees from providing engineering, technical and management support services to customers and the sale of software licenses to our customers.

The increase in service revenues for the three months ended March 31, 2020, compared to the prior year period, was primarily due to revenue generated from growth in billable subscriber communicators across our services, offset, in part, by lower other service revenues.

As of March 31, 2020, we had approximately 2,203,000 billable subscriber communicators compared to approximately 2,441,000 billable subscriber communicators as of March 31, 2019, a decrease of 9.8%. As of December 31, 2019, excluding the billable subscriber communicators issued by Maersk Lines described below, we had approximately 2,231,000 billable subscriber communicators. Separately, at year-end 2019, we deactivated approximately 85,000 non-revenue generating device communicators that were not actively transmitting data or were in a suspend/test mode. This action was performed in connection with our platform convergence project. Subsequent to these adjustments, we had approximately 2,144,000 billable subscriber communicators at December 31, 2019. From December 31, 2019 through March 31, 2020, we added 59,000 billable subscriber communicators.

During 2019, we were notified that our program with Maersk Lines, through our contract with AT&T Services, Inc., would expire on December 31, 2019. The remaining deferred revenues of approximately $1.9 million associated with this contract was recognized during the three months ended March 31, 2020 as an immaterial prior period adjustment. The contract was assumed as part of the WAM Technologies, LLC acquisition in 2015.

Service revenue growth can be impacted by the customary lag between subscriber communicator activations and recognition of service revenue from these units, as well as the mix of new subscriber activations in the period.

Product sales

	Three Months Ended March 31,		Change
(In thousands)	2020	2019	Dollars	%
Product sales	$25,655	$27,028	$(1,373)	(5.1)%

We derive product revenues primarily from sales of industrial IoT subscriber communicators, including telematics devices, modems and cellular wireless SIMs to our resellers and direct customers, as well as through leasing arrangements of subscriber communicators.

The decrease in product revenues for the quarter ended March 31, 2020, compared to the prior year period, was primarily due to timing of shipments associated with our existing and new customers during the 2020 period.

Costs of revenues, exclusive of depreciation and amortization

	Three Months Ended March 31,		Change
(In thousands)	2020	2019	Dollars	%
Cost of services	$13,081	$13,047	$34	0.3%
Cost of product sales	17,281	19,028	(1,747)	(9.2)%

Cost of services is comprised of expenses to operate our network, such as payroll and related costs, including stock-based compensation, installation costs, and usage fees to third-party networks, but exclude depreciation and amortization discussed below. Cost of services were relatively flat for the three months ended March 31, 2020, compared to the prior year period.

Cost of product sales includes the purchase price of subscriber communicators and SIMs sold, costs of warranty obligations, and shipping charges, as well as operational costs to fulfill customer orders, including costs for employees and inventory management. The decrease in cost of product sales for the three months ended March 31, 2020 was primarily due to the decrease in product sales and the lower costs associated with new product offerings and the mix of product shipments, as well as other non-recurring benefits related to warranties and purchase price variances, compared to the prior year period.

Selling, general and administrative expenses

	Three Months Ended March 31,		Change
(In thousands)	2020	2019	Dollars	%
Selling, general and administrative expenses	$19,730	$17,179	$2,551	14.8%

Selling, general and administrative (“SG&A”) expenses relate primarily to expenses for general management, sales and marketing, finance, audit and legal fees and general operating expenses. The increase in SG&A expenses for the three months ended March 31, 2020, compared to the prior year period, was primarily due to reductions in contingent liabilities in 2019 which did not recur in 2020, and to an increase in bad debt expense in 2020.

Product development expenses

	Three Months Ended March 31,		Change
(In thousands)	2020	2019	Dollars	%
Product development	$3,820	$3,967	$(147)	(3.7)%

Product development expenses consist primarily of the expenses associated with our engineering efforts, including the cost of third parties to support our current applications. Product development expenses for the three months ended March 31, 2020 decreased slightly, compared to the prior year period, reflecting slightly lower employee costs and other operating expenses associated with our continued development of new solutions and services for our customers.

Depreciation and amortization

	Three Months Ended March 31,		Change
(In thousands)	2020	2019	Dollars	%
Depreciation and amortization	$13,364	$12,678	$686	5.4%

The increase in depreciation and amortization for the three months ended March 31, 2020, compared to the prior year period, was primarily due to higher depreciation associated with our capitalized costs attributable to the design, development and enhancements of the products and services sold to our customers and our internally developed software.

Acquisition-related and integration costs

	Three Months Ended March 31,		Change
(In thousands)	2020	2019	Dollars	%
Acquisition-related and integration costs	$91	$215	$(124)	(57.7)%

Acquisition-related and integration costs include professional services expenses and identifiable integration costs directly attributable to our acquisitions. The decrease in acquisition-related and integration costs reflect lower acquisition and integration activity for the three months ended March 31, 2020, compared to the prior year period.

Other income (expense)

Other income (expense) is comprised primarily of interest expense, foreign exchange gains and losses, interest income from our cash and cash equivalents, which can consist of U.S. Treasuries and interest-bearing instruments, and interest income related to capital leases.

	Three Months Ended March 31,		Change
(In thousands)	2020	2019	Dollars	%
Interest income	$416	$392	$24	6.1%
Other income (expense)	(266)	242	(508)	NM
Interest expense	(5,246)	(5,241)	(5)	(0.1)%
Total other expense	$(5,096)	$(4,607)	$(489)	(10.6)%

The increase in other expense for the three months ended March 31, 2020, compared to the prior year period, was primarily due to an decrease in other income (expense) in 2019, related to foreign currency losses.  We believe our foreign exchange exposure is limited as a majority of our revenue is collected in U.S. dollars.

Income taxes

For the three months ended March 31, 2020, our income tax expense was $0.6 million, compared to $0.7 million for the prior year period. The decrease in the income tax provision for the three months ended March 31, 2020 primarily related to a decrease in taxable non-U.S. earnings before income taxes, when compared to the prior year period.

As of March 31, 2020 and 2019, we maintained a valuation allowance against our net deferred tax assets primarily attributable to operations in the United States, as the realization of such assets was not considered more likely than not.

Net loss

For the three months ended March 31, 2020, we had a net loss of $6.8 million, compared to a net loss of $5.4 million in the prior year period, primarily due to increased SG&A costs, offset, in part, by decreased costs associated with our products and services, as described above.

Noncontrolling interests

Noncontrolling interests relate to earnings and losses attributable to noncontrolling shareholders.

Net loss attributable to ORBCOMM Inc.

For the three months ended March 31, 2020, we had a net loss attributable to our Company of $7.0 million, compared to a net loss of $5.5 million in the prior year period.

Liquidity and Capital Resources

Overview

Our liquidity requirements arise from our working capital needs, our obligation to make scheduled payments of interest on our indebtedness and our need to fund capital expenditures to support our current operations and to facilitate growth and expansion. We have financed our operations and expansion with cash flows from operating activities, sales of our common stock through public offerings, and private placements of debt. At March 31, 2020, we had an accumulated deficit of $217.9 million. Our primary source of liquidity consists of cash and cash equivalents totaling $70.1 million at March 31, 2020 and $10.0 million remaining available on our Revolving Credit Facility under the Revolving Credit Agreement, as described below. We believe that our existing cash and cash equivalents, along with the expected cash flows from operating activities, additional funds available under our Revolving Credit Facility (subject to applicable covenant limitations), and the funds received from our Paycheck Protection Program loan under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) will be sufficient over the next twelve months to provide working capital, cover interest payments on our debt facilities, fund growth initiatives and make capital expenditures.

Operating activities

Cash provided by our operating activities for the three months ended March 31, 2020 was $8.2 million, resulting from a net loss of $6.8 million, offset by non-cash items including $13.4 million for depreciation and amortization, and $1.7 million for stock-based compensation. Working capital activities for the three months ended March 31, 2020 used cash of $2.2 million, primarily due to a decrease of $3.2 million in accounts payable and accrued liabilities primarily related to timing of payments, a decrease in deferred revenue of $1.0 million and an increase in inventories of $0.6 million, offset, in part, by a decrease of $2.4 million in prepaid expenses and other assets and a decrease of $0.8 million in accounts receivable related to timing of receivables.

Cash provided by our operating activities for the three months ended March 31, 2019 was $9.0 million resulting from a net loss of $5.4 million, offset by non-cash items including $12.7 million for depreciation and amortization, $2.1 million for stock-based compensation and cash provided by working capital of $1.9 million. Working capital activities primarily consisted of an increase of $7.4 million in accounts payable and accrued liabilities primarily related to timing of payments, offset, in part, by an increase of $2.9 million in accounts receivable related to timing of receivables and an increase of $1.5 million in prepaid expenses and other assets.

Investing activities

Cash used in our investing activities for the three months ended March 31, 2020 was $4.8 million, resulting from capital expenditures during the period.

Cash used in our investing activities for the three months ended March 31, 2019 was $4.5 million, resulting from capital expenditures during the period.

Financing activities

Cash provided by financing activities for the three months ended March 31, 2020 was $12.5 million, due to proceeds of $15.0 million received from our Revolving Credit Facility under our Revolving Credit Agreement, offset, in part, by payments of $2.5 million for purchases of common stock under our share repurchase program.

We had no cash provided by or used in our financing activities for the three months ended March 31, 2019.

Future Liquidity and Capital Resource Requirements

We believe that our existing cash and cash equivalents along with expected cash flows from operating activities, additional funds available under our Revolving Credit Facility (subject to applicable covenant limitations), and the funds received from our Paycheck Protection Program loan under the CARES Act will be sufficient over the next twelve months to provide working capital, cover interest payments on our debt facilities, fund growth initiatives and make capital expenditures.

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

The Revolving Credit Agreement contains covenants that, among other things, limit our ability and our restricted subsidiaries’ ability to: (i) incur or guarantee additional indebtedness; (ii) pay dividends, make other distributions or repurchase or redeem capital stock; (iii) prepay, redeem or repurchase certain indebtedness; (iv) make loans and investments; (v) sell, transfer or otherwise dispose of assets; (vi) incur or permit to exist certain liens; (vii) enter into certain types of transactions with affiliates; (viii) enter into agreements restricting our subsidiaries’ ability to pay dividends; and (ix) consolidate, amalgamate, merge or sell all or substantially all of their assets; subject, in all cases, to certain specified exceptions. Such limitations have various baskets as set forth in the Revolving Credit Agreement. We must also comply with covenants of not exceeding a specific leverage ratio and maintaining a minimum interest coverage ratio. Failure to comply with the covenants could result in an event of default, which, if not cured or waived, could allow the lenders, to require repayment in full of all principal outstanding and interest accrued under the Revolving Credit Facility or could create a cross default under the Senior Secured Notes. If we fail to repay such amounts, the noteholders or lenders, as applicable, may foreclose on substantially all of our assets which we have pledged. If we are unable to cure the default, we may need to repay the debt and find other sources of financing, which may not be available on acceptable terms, or at all.

At March 31, 2020, we had $15.0 million outstanding under the Revolving Credit Facility and have up to an additional $10.0 million remaining, subject to compliance with the leverage ratio maintenance and minimum interest coverage covenants in the Revolving Credit Agreement. As of March 31, 2020, we were in compliance with all financial covenants under the Revolving Credit Agreement.

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

The following table reconciles our net loss attributable to ORBCOMM Inc. to EBITDA and Adjusted EBITDA for the periods shown:

	Three Months Ended March 31,
(In thousands)	2020	2019
Net loss attributable to ORBCOMM Inc.	$(6,975)	$(5,490)
Income tax expense	553	710
Interest income	(416)	(392)
Interest expense	5,246	5,241
Depreciation and amortization	13,364	12,678
EBITDA	11,772	12,747
Stock-based compensation	1,679	2,082
Net income attributable to the noncontrolling interests	138	94
Acquisition-related and integration costs	91	215
Adjusted EBITDA	$13,680	$15,138

For the three months ended March 31, 2020 compared to the three months ended March 31, 2019, EBITDA decreased $1.0 million, while net loss attributable to ORBCOMM Inc. increased $1.5 million. For the three months ended March 31, 2020 compared to the three months ended March 31, 2019, EBITDA decreased $1.0 million, while Adjusted EBITDA decreased $1.5 million.

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

The following tables reconcile GAAP Service Gross Margin to Non-GAAP Service Gross Margin and GAAP Product Gross Margin to Non-GAAP Product Gross Margin for the periods shown:

	Three Months Ended March 31,
(In thousands, except margin data)	2020	2019
Service revenues	$40,524	$39,007
Minus - Cost of services, including depreciation and amortization expense	17,360	17,297
GAAP Service gross profit	$23,164	$21,710
Plus - Depreciation and amortization expense	4,279	4,250
Non-GAAP Service gross profit	$27,443	$25,960
GAAP Service gross margin	57.2%	55.7%
Non-GAAP Service gross margin	67.7%	66.6%

	Three Months Ended March 31,
(In thousands, except margin data)	2020	2019
Product sales	$25,655	$27,028
Minus - Cost of product sales, including depreciation and amortization expense	17,791	19,721
GAAP Product gross profit	$7,864	$7,307
Plus - Depreciation and amortization expense	510	693
Non-GAAP Product gross profit	$8,374	$8,000
GAAP Product gross margin	30.7%	27.0%
Non-GAAP Product gross margin	32.6%	29.6%

GAAP Service Gross Margin, inclusive of depreciation and amortization expense, was 57.2% in the first quarter of 2020, compared to 55.7% in the prior year period. Non-GAAP Service Gross Margin, excluding depreciation and amortization expense, was 67.7% in the first quarter of 2020, compared to 66.6% in the prior year period. The aforementioned improvements were due to bringing onboard new subscribers at higher incremental margins and keeping costs of service relatively flat, compared to the prior year period.

GAAP Product Gross Margin, inclusive of depreciation and amortization expense, was 30.7% in the first quarter of 2020, compared to 27.0% in the prior year period. Non-GAAP Product Gross Margin was 32.6% in the first quarter of 2020, compared to 29.6% in the prior year period. The aforementioned improvements were primarily due to a better mix of higher-margin products shipped in the three months ended March 31, 2020, and cost benefits related to warranties and purchase price variances, compared to the prior year period.

Contractual Obligations

As of March 31, 2020, there have been no material changes in our contractual obligations previously disclosed in our Annual Report.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

As of March 31, 2020, there have been no material changes in our assessment of our sensitivity to market risk, as previously disclosed in Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risks” in our Annual Report.

Concentration of Credit Risk

There were no customers who generated revenues greater than 10% of the Company’s consolidated total revenues for the three months ended March 31, 2020 and 2019.

Item 4. Disclosure Controls and Procedures

Evaluation of the Company’s Disclosure Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of March 31, 2020. Based on their evaluation, the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2020.

Changes in Internal Control over Financial Reporting

We reviewed our internal control over financial reporting as of March 31, 2020. There have been no changes in our internal control over financial reporting identified in an evaluation thereof that occurred during the three months ended March 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Risks Related to Our Business

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, which could materially affect our business, financial condition or results of operations. In the first quarter of 2020, we identified the following additional risk factor:

We face risks and uncertainties related to the current COVID-19 pandemic.

A novel strain of coronavirus (“COVID-19”) surfaced in late 2019 and has spread around the world, including to the United States. In March 2020, the World Health Organization declared COVID-19 a pandemic. The effects of the COVID-19 pandemic are expected to adversely affect our business, financial condition and results of operations. The magnitude of the impact of COVID-19 is unpredictable; consequently, the impact it will have on the Company’s future results is uncertain.

Numerous governmental jurisdictions, including the States of New Jersey and Florida, where we maintain our principal executive offices and regional executive offices, respectively, and those in which many of our U.S. and international offices are based, have imposed, and others in the future may impose, “shelter-in-place” orders, quarantines, executive orders and similar governmental orders and restrictions for their residents to control the spread of COVID-19. Most states and the federal government, including the States of New Jersey and Florida, together with foreign jurisdictions in which we have operation centers, have declared a state of emergency related to the spread of COVID-19. Such orders or restrictions, and the perception that such orders or restrictions could occur, have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions and cancellation of events, among other effects, thereby negatively impacting our customers, employees, and offices, among others. These challenges have been, and are anticipated to continue being, difficult to manage in foreign jurisdictions in which we have offices due to, among other things, a reduced ability to enable efficient and secure work-from-home environments. It remains unclear how long these restrictions will remain in place, what additional restrictions may be instituted, and the impact they may have on our Company.

Our business is heavily dependent on Sanmina Corporation (“Sanmina”), a contract manufacturer with significant operations in Mexico, for the manufacture of the subscriber communicators that we design and sell.  Currently, Sanmina is permitted to continue to manufacture our subscriber communicators as our products are used within the communications sector (providing services using terrestrial, satellite, and wireless transmissions systems) and designated as essential “critical infrastructure sectors” as defined by the U.S. Cybersecurity and Infrastructure Security Agency (CISA).  Sanmina is currently limited to work at 80% capacity to protect the health of its workers; however, we cannot provide any guarantee that our contract manufacturer will continue to be permitted to manufacturer our ordered levels of demand. Sanmina’s ability to manufacture our products is also dependent upon electronic component availability. The prioritization of electronic components towards medical and/or emergency products could negatively affect Sanmina’s ability to manufacture the Company’s products.

Many of our customers, including heavy equipment manufacturers, transportation providers, and oil and gas customers have faced, and will continue to face, substantial challenges in operating in the current environment.  For example, many of our heavy equipment and refrigerated original equipment manufacturers have temporarily closed factories due to employee health concerns from COVID-19.  Based on industry data, loads for transportation of non-essential goods are also significantly down as a result of the economic shutdown caused by COVID-19.  The strength of the U.S. dollar is also a concern for our foreign customers, especially for our large satellite VAR customers in Brazil where the Real is weak. This has caused us to temporarily adjust service revenue billing rates to accommodate unfavorable exchange rates. Further, a recession or prolonged economic contraction as a result of the COVID-19 pandemic could also harm the business and results of operations of our enterprise customers, resulting in potential business closures, layoffs of employees and a significant increase in unemployment in the United States and elsewhere, which may continue even after the pandemic is contained. The occurrence of any such events may lead to a reduction in the capital and operating budgets our customers have available to invest in our industrial IoT solutions, which could reduce our revenue and harm our business, financial condition and results of operations.

The widespread COVID-19 pandemic has resulted in, and may continue to result in, significant volatility and uncertainty in U.S and international financial markets, restricting our ability to access capital markets in a manner that would not be significantly detrimental to our business or at all, which could negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock.  For example, the price of our common stock recently saw a 52-week low price of $1.24 per share on March 24, 2020.

The global outbreak of COVID-19 continues to rapidly evolve. We have taken steps intended to mitigate the effects of the pandemic and to protect our global workforce, including, but not limited to: moving a significant portion of our workforce to remote operations, enacting social distancing and hygiene guidelines at our offices, as set forth by the Centers for Disease Control and Prevention and World Health Organization, discontinuing company travel and events, among others. Although we believe we have taken the appropriate actions, we cannot guarantee that these measures will mitigate any or all negative effects of the pandemic. The ultimate impact of the COVID-19 pandemic or a similar health epidemic on the Company is highly uncertain and subject to change. The impact of the COVID-19 pandemic continues to evolve, and therefore, we cannot predict the full extent to which our business, results of operations, financial condition or liquidity will ultimately be impacted.

There have been no other material changes to our risk factors from those disclosed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases

The table below sets forth information with respect to purchases of shares of our common stock made by or on our behalf during the three months ended March 31, 2020:

Issuer Purchases of Equity Securities (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares That May yet Be Purchased Under the Plans or Programs
Balances at December 31, 2019			1,930,414	$15,556,383
January 1 to January 31, 2020	47,221	$3.84	1,977,635	$15,373,524
February 1 to February 29, 2020	106,674	$3.68	2,084,309	$14,977,890
March 1 to March 31, 2020	683,009	$2.82	2,767,318	$13,607,679
First quarter 2020 totals	836,904	$2.99	2,767,318

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

(2)	The average per-share cost for repurchases under the repurchase program from inception through March 31, 2020 was $4.30.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

See “Note 15 – Subsequent Events” to our notes to the condensed consolidated financial statements for the three months ended March 31, 2020 included in this Quarterly Report on Form 10-Q for a description of our loan under the Paycheck Protection Program, which is incorporated by reference herein.

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

31.1	Certification of President and Chief Executive Officer required by Rule 13a-14(a).

31.2	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a).

32.1	Certification of President and Chief Executive Officer required by Rule 13a-14(b) and 18 U.S.C. Section 1350.

32.2	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(b) and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document – The Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104.	Cover Page Interactive Data File – The Cover Page Interactive Data File does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORBCOMM Inc. (Registrant)

Date: May 1, 2020	/s/ Marc J. Eisenberg
Marc J. Eisenberg
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 1, 2020	/s/ Constantine Milcos
Constantine Milcos
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)