Form 10-Q
period 2020-06-30
ORBCOMM Inc.
filed 2020-08-03
CIK 1361983

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

The number of shares outstanding of the registrant’s common stock as of July 29, 2020 is 77,952,878.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ORBCOMM Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value and share data)

	June 30,
	2020	December 31,
	(Unaudited)	2019
ASSETS
Current assets:
Cash and cash equivalents	$62,355	$54,258
Accounts receivable, net of allowance for doubtful accounts of $6,666 and $4,480, respectively	48,273	60,595
Inventories	38,297	39,881
Prepaid expenses and other current assets	16,886	18,003
Total current assets	165,811	172,737
Satellite network and other equipment, net	137,021	145,553
Goodwill	166,129	166,129
Intangible assets, net	66,912	73,280
Other assets	20,783	23,149
Deferred income taxes	144	132
Total assets	$556,800	$580,980
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$10,654	$16,722
Accrued liabilities	33,360	36,951
Current portion of deferred revenue	6,486	3,865
Total current liabilities	50,500	57,538
Note payable - related party	1,275	1,275
Notes payable, net of unamortized deferred issuance costs	247,071	246,683
Deferred revenue, net of current portion	2,844	6,771
Deferred tax liabilities	14,482	14,894
Other liabilities	15,055	16,303
Total liabilities	331,227	343,464
Commitments and contingencies
Equity:
ORBCOMM Inc. stockholders' equity
Series A Convertible Preferred Stock, par value $0.001; 1,000,000 shares authorized; 40,624 shares issued and outstanding at June 30, 2020 and December 31, 2019	406	406
Common stock, par value $0.001; 250,000,000 shares authorized; 77,952,878 and 78,062,451 shares issued at June 30, 2020 and December 31, 2019, respectively	78	78
Additional paid-in capital	448,908	447,681
Accumulated other comprehensive loss	(676)	(1,013)
Accumulated deficit	(224,587)	(210,942)
Total ORBCOMM Inc. stockholders' equity	224,129	236,210
Noncontrolling interests	1,444	1,306
Total equity	225,573	237,516
Total liabilities and equity	$556,800	$580,980

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ORBCOMM Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Service revenues	$38,429	$39,738	$78,953	$78,745
Product sales	18,303	27,365	43,958	54,393
Total revenues	56,732	67,103	122,911	133,138
Cost of revenues, exclusive of depreciation and amortization shown below:
Cost of services	12,559	13,508	25,640	26,555
Cost of product sales	13,211	19,607	30,492	38,635
Operating expenses:
Selling, general and administrative	17,474	17,452	37,204	34,631
Product development	2,784	3,732	6,604	7,699
Depreciation and amortization	12,409	12,526	25,773	25,204
Acquisition-related and integration costs	111	474	202	689
Loss from operations	(1,816)	(196)	(3,004)	(275)
Other income (expense):
Interest income	265	572	681	964
Other income (expense)	(234)	(300)	(500)	(58)
Interest expense	(5,410)	(5,322)	(10,656)	(10,563)
Total other expense	(5,379)	(5,050)	(10,475)	(9,657)
Loss before income taxes	(7,195)	(5,246)	(13,479)	(9,932)
Income tax (benefit) expense	(554)	1,140	(1)	1,850
Net loss	(6,641)	(6,386)	(13,478)	(11,782)
Less: Net income attributable to noncontrolling interests	29	33	167	127
Net loss attributable to ORBCOMM Inc.	$(6,670)	$(6,419)	$(13,645)	$(11,909)
Net loss attributable to ORBCOMM Inc. common stockholders	$(6,670)	$(6,419)	$(13,645)	$(11,909)
Per share information-basic:
Net loss attributable to ORBCOMM Inc. common stockholders	$(0.09)	$(0.08)	$(0.17)	$(0.15)
Per share information-diluted:
Net loss attributable to ORBCOMM Inc. common stockholders	$(0.09)	$(0.08)	$(0.17)	$(0.15)
Weighted average common shares outstanding:
Basic	78,071	79,688	78,192	79,538
Diluted	78,071	79,688	78,192	79,538

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ORBCOMM Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(6,641)	$(6,386)	$(13,478)	$(11,782)
Other comprehensive income (loss) - foreign currency translation adjustments	245	297	308	(218)
Other comprehensive income (loss)	245	297	308	(218)
Comprehensive loss	(6,396)	(6,089)	(13,170)	(12,000)
Less: Comprehensive income attributable to noncontrolling interests	(43)	(25)	(138)	(110)
Comprehensive loss attributable to ORBCOMM Inc.	$(6,439)	$(6,114)	$(13,308)	$(12,110)

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ORBCOMM Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(13,478)	$(11,782)
Adjustments to reconcile net loss to net cash provided by operating activities:
Change in allowance for doubtful accounts	3,033	477
Change in the fair value of acquisition-related contingent consideration	—	(2,063)
Amortization and write-off of deferred financing fees	388	388
Depreciation and amortization	25,773	25,204
Stock-based compensation	3,150	3,743
Foreign exchange loss	338	21
Deferred income taxes	(464)	(446)
Other	1,109	968
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	9,345	(2,592)
Inventories	1,592	672
Prepaid expenses and other assets	1,840	(2,587)
Accounts payable and accrued liabilities	(9,416)	(2,418)
Deferred revenue	(1,313)	(287)
Other liabilities	(1,113)	1,637
Net cash provided by operating activities	20,784	10,935
Cash flows from investing activities:
Capital expenditures	(10,517)	(10,550)
Capital expenditures associated with the subscription model	(217)	—
Net cash used in investing activities	(10,734)	(10,550)
Cash flows from financing activities:
Purchases of common stock under share repurchase program	(2,527)	—
Payments under revolving credit facility	(15,000)	—
Proceeds under revolving credit facility	15,000	—
Payments under the Paycheck Protection Program	(7,588)	—
Proceeds under the Paycheck Protection Program	7,588	—
Proceeds from issuance of common stock under employee stock purchase plan	430	604
Net cash (used in) provided by financing activities	(2,097)	604
Effect of exchange rate changes on cash and cash equivalents	144	40
Net increase in cash and cash equivalents	8,097	1,029
Beginning of period	54,258	53,766
End of period	$62,355	$54,795
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$10,000	$10,000
Income taxes	$2,745	$1,763
Supplemental schedule of noncash investing and financing activities
Noncash investing and financing activities:
Capital expenditures incurred not yet paid	$1,446	$854
Stock-based compensation related to capital expenditures	$247	$458

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ORBCOMM Inc.

Condensed Consolidated Statements of Changes in Equity

Quarters Ended June 30, 2020 and 2019

(in thousands, except share data)

(Unaudited)

						Accumulated
	Series A convertible				Additional	other
	Preferred stock		Common stock		paid-in	comprehensive	Accumulated	Treasury stock		Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	income (loss)	deficit	Shares	Amount	interests	equity
Balances, April 1, 2020	40,624	$406	78,525,184	$78	$449,431	$(907)	$(217,917)	836,904	$(2,502)	$1,401	$229,990
Vesting of restricted stock units	—	—	98,018	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,549	—	—	—	—	—	1,549
Issuance of common stock under employee stock purchase plan	—	—	166,580	—	430	—	—	—	—	—	430
Common stock repurchased and retired under share repurchase program	—	—	(836,904)	—	(2,502)	—	—	(836,904)	2,502	—	—
Net income (loss)	—	—	—	—	—	—	(6,670)	—	—	29	(6,641)
Foreign currency translation adjustments	—	—	—	—	—	231	—	—	—	14	245
Balances, June 30, 2020	40,624	$406	77,952,878	$78	$448,908	$(676)	$(224,587)	—	$—	$1,444	$225,573
Balances, April 1, 2019	39,442	$394	79,568,496	$80	$452,240	$(887)	$(197,997)	29,990	$(96)	$1,111	$254,845
Vesting of restricted stock units	—	—	71,346	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,743	—	—	—	—	—	1,743
Issuance of common stock under employee stock purchase plan	—	—	113,703	—	604	—	—	—	—	—	604
Net income (loss)	—	—	—	—	—	—	(6,419)	—	—	33	(6,386)
Foreign currency translation adjustments	—	—	—	—	—	305	—	—	—	(8)	297
Balances, June 30, 2019	39,442	$394	79,753,545	$80	$454,587	$(582)	$(204,416)	29,990	$(96)	$1,136	$251,103

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ORBCOMM Inc.

Condensed Consolidated Statements of Changes in Equity

Six Months Ended June 30, 2020 and 2019

(in thousands, except share data)

(Unaudited)

						Accumulated
	Series A convertible				Additional	other
	Preferred stock		Common stock		paid-in	comprehensive	Accumulated	Treasury stock		Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	income (loss)	deficit	Shares	Amount	interests	equity
Balances, January 1, 2020	40,624	$406	78,062,451	$78	$447,681	$(1,013)	$(210,942)	—	$—	$1,306	$237,516
Vesting of restricted stock units	—	—	519,660	1	—	—	—	—	—	—	1
Stock-based compensation	—	—	—	—	3,323	—	—	—	—	—	3,323
Issuance of common stock under employee stock purchase plan	—	—	166,580	—	430	—	—	—	—	—	430
Common stock repurchased and retired under share repurchase program	—	—	(836,904)	(1)	(2,526)	—	—	—	—	—	(2,527)
Exercise of SARs	—	—	41,091	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	(13,645)	—	—	167	(13,478)
Foreign currency translation adjustments	—	—	—	—	—	337	—	—	—	(29)	308
Balances, June 30, 2020	40,624	$406	77,952,878	$78	$448,908	$(676)	$(224,587)	—	$—	$1,444	$225,573
Balances, January 1, 2019	39,442	$394	79,008,243	$79	$449,343	$(381)	$(192,507)	29,990	$(96)	$1,026	$257,858
Vesting of restricted stock units	—	—	567,682	1	—	—	—	—	—	—	1
Stock-based compensation	—	—	—	—	4,138	—	—	—	—	—	4,138
Issuance of common stock under employee stock purchase plan	—	—	113,703	—	604	—	—	—	—	—	604
Common stock issued as payment for MPUs	—	—	60,885	—	502	—	—	—	—	—	502
Exercise of SARs	—	—	3,032	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	(11,909)	—	—	127	(11,782)
Foreign currency translation adjustments	—	—	—	—	—	(201)	—	—	—	(17)	(218)
Balances, June 30, 2019	39,442	$394	79,753,545	$80	$454,587	$(582)	$(204,416)	29,990	$(96)	$1,136	$251,103

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

In March 2020, the World Health Organization declared the spread of novel coronavirus (“COVID-19”) as a pandemic. The full impact of the COVID-19 outbreak is inherently uncertain at the time of this report. The pandemic has resulted in travel restrictions, prohibitions of non-essential activities, disruption and shutdown of businesses and greater uncertainty in global financial markets. The Company cannot predict the extent to which the COVID-19 outbreak will negatively impact its business or operating results at this time.

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

Although the Company owns interests in companies that it accounts for pursuant to the equity method, the investments in those entities had no carrying value as of June 30, 2020 and December 31, 2019. The Company has no guarantees or other funding obligations to those entities and the Company had no equity in the earnings or losses of those investees for the quarters and six months ended June 30, 2020 and 2019.

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

Amounts received prior to the performance of services under customer contracts are recognized as deferred revenues and revenue recognition is deferred until such time that all revenue recognition criteria have been met. Deferred revenue as of June 30, 2020 and December 31, 2019 consisted of the following:

	June 30,	December 31,
	2020	2019
Service activation fees	$2,528	$3,007
Prepaid services	5,623	6,423
Extended warranty revenues	1,179	1,206
	9,330	10,636
Less current portion	(6,486)	(3,865)
Long-term portion	$2,844	$6,771

During the quarter ended June 30, 2020, the Company recognized revenue of $4,940 which was included as deferred revenue as of December 31, 2019.

The Company’s program with Maersk Lines, through its contract with AT&T Services, Inc., expired on December 31, 2019. The remaining deferred revenue of approximately $1,900 associated with this contract was recognized during the six months ended June 30, 2020 as an immaterial prior period adjustment. The contract was assumed as part of the WAM Technologies, LLC acquisition in 2015.

Shipping costs billed to customers are included in product sales and the related costs are included as cost of product sales.

The Company generates revenue from leasing arrangements of subscriber communicators, under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 842 “Leases” (“ASC 842”), using the estimated selling prices for each of the deliverables recognized.  Product and installation revenues associated with these arrangements are recognized upon shipment or installation of the subscriber communicator, depending on the specific contractual terms. Service and warranty revenues are recognized on an accrual basis, as services are rendered, or on a cash basis, if collection from the customer is not reasonably assured at the time the service is provided.

The following table summarizes the components of revenue from contracts with customers, as well as revenue recognized under ASC 842:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue from contracts with customers:
Recurring service revenues	$37,006	$38,506	$76,859	$76,035
Other service revenues	1,423	1,232	2,094	2,710
Total service revenues	38,429	39,738	78,953	78,745
Product sales	17,601	25,278	43,050	51,100
Total revenue from contracts with customers	56,030	65,016	122,003	129,845
Revenue recognized under ASC 842	702	2,087	908	3,293
Total revenues	$56,732	$67,103	$122,911	$133,138

Revenue Recognition for Arrangements with Multiple Performance Obligations

The Company enters into contracts with its customers that include multiple performance obligations, which typically include subscriber communicators, monthly usage fees and optional extended warranty service agreements. The Company evaluates each item to determine whether it represents a promise to transfer a distinct good or service to the customer and therefore is a separate performance obligation under FASB Accounting Standards Update (“ASU”) No. 2014-09 “Revenue from Contracts with Customers.”  If a contract is separated into more than one performance obligation, the Company allocates the total transaction price to each performance obligation in an amount based on the estimated relative stand-alone selling price of each performance obligation. The Company uses an observable price to determine the stand-alone selling price for each separate performance obligation when sold on its own or a cost-plus margin approach when an observable price is not available.

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

The carrying amounts of the Company’s financial instruments, including cash, accounts receivable and accounts payable approximated their fair values as of June 30, 2020 and December 31, 2019, due to the short-term nature of these items. The fair value of the Senior Secured Notes, as defined below, is based on observable relevant market information. Fluctuation between the carrying amount and the fair value of the Senior Secured Notes for the period presented is associated with changes in market interest rates. The

Company may redeem all or part of the Senior Secured Notes at any time or from time to time at its option at specified redemption prices that would include “make-whole” premiums. Refer to “Note 9 – Notes Payable” for more information.

The carrying amounts and fair values of the Company’s Senior Secured Notes are shown in the following table:

	June 30, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Secured Notes	$250,000	$238,750	$250,000	$241,875

The fair value of the note payable - related party, $1,275 book value at June 30, 2020, has a de minimis value.

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

Two customers, Carrier Corporation and Komatsu Ltd., generated 21.1% and 10.4%, respectively, of the Company’s consolidated total revenues for the quarter ended June 30, 2020. One customer, Carrier Corporation generated 15.0% of the Company’s consolidated total revenues for the six months ended June 30, 2020. There were no customers who generated revenues greater than 10% of the Company’s consolidated total revenues for the quarter and six months ended June 30, 2019.

One customer, Schlumberger, Inc., generated 10.3% of the Company’s consolidated accounts receivable as of June 30, 2020. There were no customers who generated accounts receivable greater than 10% of the Company’s consolidated accounts receivable as of December 31, 2019.

The Company is dependent on one vendor, Sanmina Corporation (“Sanmina”), a contract manufacturer with significant operations in Mexico, for the manufacture of subscriber communicators that the Company designs and sells. For the quarters ended June 30, 2020 and 2019, approximately $16,902, or 92.3%, and $17,388, or 63.5%, respectively, of the Company’s product sales was generated from the sale of the Company’s core products produced by Sanmina. For the six months ended June 30, 2020 and 2019, approximately $38,894, or 88.5%, and $35,312, or 64.9%, respectively, of the Company’s product sales was generated from the sale of the Company’s core products produced by Sanmina.

As of June 30, 2020, the Company did not maintain in-orbit insurance coverage for its ORBCOMM Generation 1 or ORBCOMM Generation 2 satellites to address the risk of potential systemic anomalies, failures or catastrophic events affecting its satellite constellation.

Inventories

Inventories are stated at the lower of cost or net realizable value, determined on a weighted-average cost basis. At June 30, 2020 and December 31, 2019, inventory, net of inventory obsolescence, consisted primarily of finished goods and purchased parts to be utilized by its contract manufacturer totaling $31,375 and $33,379, respectively, and raw materials totaling $6,922 and $6,502, respectively. The Company reviews inventory quantities on hand, evaluates the realizability of inventories and adjusts the carrying value, as necessary, based on forecasted product demand. A provision, recorded in cost of product sales on the Company’s condensed consolidated statements of operations, is made for potential losses on slow-moving and obsolete inventories when identified.

Goodwill

Goodwill represents the excess of the purchase price over the underlying net tangible and intangible assets of the Company’s acquisitions. Goodwill is not amortized but is tested for impairment on an annual basis and between annual tests whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Goodwill is tested at the reporting unit level, which is defined as an operating segment or one level below the operating segment. The Company operates in one reportable segment which is its only reporting unit.

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

Refer to “Note 7 – Accrued Liabilities” for more information.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13 “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which is effective for fiscal years beginning after December 15, 2019. ASU 2016-13 introduces the current expected credit loss (CECL) model, which requires an entity to measure credit losses for certain financial instruments and financial assets. Upon initial recognition, an entity is required to estimate a credit loss expected over the life of an exposure. The Company adopted ASU 2016-13 on January 1, 2020. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements or disclosures.

3. Stock-Based Compensation

The Company’s stock-based compensation plan consists of its 2016 Long-Term Incentives Plan (the “2016 LTIP”). As of June 30, 2020, there were 1,180,469 shares available for grant under the 2016 LTIP.

Total stock-based compensation recorded by the Company for the quarters ended June 30, 2020 and 2019 was $1,471 and $1,661, respectively, and for the six months ended June 30, 2020 and 2019 was $3,150 and $3,743, respectively. Total capitalized stock-based compensation for the quarters ended June 30, 2020 and 2019 was $134 and $123, respectively, and for the six months ended June 30, 2020 and 2019 was $247 and $458, respectively.

The following table summarizes the components of stock-based compensation expense in the condensed consolidated statements of operations for the quarters and six months ended June 30, 2020 and 2019:

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Cost of services	$130	$147	$301	$306
Cost of product sales	32	36	65	79
Selling, general and administrative	1,051	1,221	2,218	2,847
Product development	258	257	566	511
Total	$1,471	$1,661	$3,150	$3,743

As of June 30, 2020, the Company had unrecognized compensation costs for all share-based payment arrangements totaling $3,626.

Time-Based Stock Appreciation Rights

A summary of the Company’s time-based stock appreciation rights (“SARs”) for the six months ended June 30, 2020 is as follows:

			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
	Number of	Average	Contractual	Value
	Shares	Exercise Price	Term (years)	(in thousands)
Outstanding at January 1, 2020	2,125,294	$5.35
Granted	—	—
Exercised	(318,000)	2.46
Forfeited or expired	(4,450)	2.46
Outstanding at June 30, 2020	1,802,844	$5.72	2.86	$491
Exercisable at June 30, 2020	1,802,844	$5.72	2.86	$513
Vested and expected to vest at June 30, 2020	1,802,844	$5.72	2.86	$491

For the quarters ended June 30, 2020 and 2019, the Company recorded stock-based compensation expense related to these time-based SARs of $0 and $36, respectively. For the six months ended June 30, 2020 and 2019, the Company recorded stock-based compensation expense related to these time-based SARs of $0 and $72, respectively. As of June 30, 2020, there was no unrecognized compensation cost related to these SARs expected to be recognized.

The intrinsic value of the time-based SARs exercised during the six months ended June 30, 2020 was $287.

Performance-Based Stock Appreciation Rights

A summary of the Company’s performance-based SARs for the six months ended June 30, 2020 is as follows:

			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
	Number of	Average	Contractual	Value
	Shares	Exercise Price	Term (years)	(in thousands)
Outstanding at January 1, 2020	233,496	$6.01
Granted	—	—
Exercised	(82,275)	2.46
Forfeited or expired	—	—
Outstanding at June 30, 2020	151,221	$2.04	3.23	$104
Exercisable at June 30, 2020	151,221	$2.04	3.23	$104
Vested and expected to vest at June 30, 2020	151,221	$2.04	3.23	$104

For the quarters and six months ended June 30, 2020 and 2019, the Company did not record any stock-based compensation expense related to performance-based SARs. As of June 30, 2020, there was no unrecognized compensation cost related to these SARs expected to be recognized.

The intrinsic value of the performance-based SARs exercised during the six months ended June 30, 2020 was $73.

The fair value of each time-based and performance-based SAR award is estimated on the date of grant using the Black-Scholes option pricing model with the assumptions described below. For the periods indicated, the expected volatility was based on the Company’s historical volatility over the expected terms of the SAR awards. Estimated forfeitures were based on voluntary and involuntary termination behavior, as well as an analysis of actual forfeitures. The risk-free interest rate was based on the U.S. Treasury yield curve at the time of the grant over the expected term of the SAR awards. The Company did not grant time-based or performance-based SARs during the quarters and six months ended June 30, 2020 and 2019.

Time-Based Restricted Stock Units

A summary of the Company’s time-based restricted stock units (“RSUs”) for the six months ended June 30, 2020 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Balance at January 1, 2020	1,265,434	$6.16
Granted	122,245	4.09
Vested	(424,834)	8.95
Forfeited or expired	(55,946)	5.86
Balance at June 30, 2020	906,899	$4.68

For the quarters ended June 30, 2020 and 2019, the Company recorded stock-based compensation expense related to the time-based RSUs of $796 and $963, respectively. For the six months ended June 30, 2020 and 2019, the Company recorded stock-based compensation expense related to these time-based RSUs of $1,625 and $1,838, respectively. As of June 30, 2020, $2,098 of total unrecognized compensation cost related to these time-based RSUs is expected to be recognized through June 2021.

Performance-Based Restricted Stock Units

A summary of the Company’s performance-based RSUs for the six months ended June 30, 2020 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Balance at January 1, 2020	1,067,809	$6.28
Granted	—	—
Vested	(157,547)	9.01
Forfeited or expired	(208,662)	8.17
Balance at June 30, 2020	701,600	$3.92

For each of the quarters ended June 30, 2020 and 2019, the Company recorded stock-based compensation expense related to these performance-based RSUs of $541. For the six months ended June 30, 2020 and 2019, the Company recorded stock-based compensation expense related to these performance-based RSUs of $1,305 and $1,626, respectively. As of June 30, 2020, $1,528 of total unrecognized compensation cost related to these performance-based RSUs is expected to be recognized through March 2021.

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

As the MPUs contain both market and service conditions, they have been treated as a series of three separate awards, or tranches, for purposes of recognizing stock-based compensation expense. The Company recognizes stock-based compensation expense on a tranche-by-tranche basis over the requisite service period for each specific tranche. The Company estimated the fair values of the MPUs using a Monte Carlo simulation model that used the following assumptions:

Six Months Ended June 30,
	2020	2019
Risk-free interest rate	0.16% to 0.18%	1.72% to 2.09%
Estimated volatility factor	66.0% to 118.0%	33.0% to 46.0%
Expected dividends	None	None

For the quarters ended June 30, 2020 and 2019, the Company recorded stock-based compensation expense related to these MPUs of $69 and $40, respectively. For the six months ended June 30, 2020 and 2019, the Company recorded stock-based compensation expense related to these MPUs of $87 and $64, respectively.

As of June 30, 2020, the Company recorded $42 and $73 in accrued liabilities and other non-current liabilities related to the MPUs, respectively, on its condensed consolidated balance sheet. As of December 31, 2019, the Company recorded $0 and $28 in accrued liabilities and other non-current liabilities related to the MPUs, respectively, on its condensed consolidated balance sheet.

The portions of the 2019, 2018 and 2017 MPU awards with respect to the 2019 performance year lapsed unvested. In January 2019, the Company issued 60,885 shares of common stock as payment in connection with MPUs for achieving the fiscal year 2018, 2017 and 2016 MPU awards’ stock performance targets with respect to the 2018 performance year.

Employee Stock Purchase Plan

On February 16, 2016, the Company’s board of directors adopted the ORBCOMM Inc. Employee Stock Purchase Plan (“ESPP”), which was approved by the Company’s shareholders on April 20, 2016. Under the terms of the ESPP, 5,000,000 shares of the Company’s common stock are available for issuance and eligible employees may have up to 10% of their gross pay deducted from their payroll, up to a maximum of $25 per year, to purchase shares of common stock at a discount of up to 15% of its fair market value, subject to certain conditions and limitations. Purchases of shares of common stock under the ESPP are made twice a year at six-month intervals. For the quarters ended June 30, 2020 and 2019, the Company recorded stock-based compensation expense related to the ESPP of $65 and $81, respectively. For the six months ended June 30, 2020 and 2019, the Company recorded stock-based compensation expense related to the ESPP of $133 and $143, respectively. During the six months ended June 30, 2020, 166,580 shares of the Company’s common stock were purchased under the ESPP at a price of $2.58 per share. During the six months ended June 30, 2019, 113,703 shares of the Company’s common stock were purchased under the ESPP at a price of $5.68 per share.

4. Net Income (Loss) Attributable to ORBCOMM Inc. Common Stockholders

The Company accounts for earnings per share (“EPS”) in accordance with ASC Topic 260 “Earnings Per Share” (“ASC 260”) and related guidance, which requires two calculations of EPS to be disclosed: basic and diluted. The numerator in calculating basic and diluted EPS is an amount equal to the net income (loss) attributable to ORBCOMM Inc. common stockholders for the periods presented. The denominator in calculating basic EPS is the weighted average shares outstanding for the respective periods. The denominator in calculating diluted EPS is the weighted average shares outstanding, plus the dilutive effect of stock option grants, unvested SAR and RSU grants and shares of Series A convertible preferred stock, for the respective periods. The following table sets forth the basic and diluted EPS calculations for the quarters and six months ended June 30, 2020 and 2019:

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net loss attributable to ORBCOMM Inc. common stockholders	$(6,670)	$(6,419)	$(13,645)	$(11,909)
Weighted average number of common shares outstanding:
Basic number of common shares outstanding	78,071	79,688	78,192	79,538
Dilutive effect of grants of stock options, unvested SARs and RSUs and shares of Series A convertible preferred stock	—	—	—	—
Diluted number of common shares outstanding	78,071	79,688	78,192	79,538
Earnings per share:
Basic	$(0.09)	$(0.08)	$(0.17)	$(0.15)
Diluted	$(0.09)	$(0.08)	$(0.17)	$(0.15)

The computations of net loss attributable to ORBCOMM Inc. common stockholders for the quarters and six months ended June 30, 2020 and 2019 is as follows:

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net loss attributable to ORBCOMM Inc.	$(6,670)	$(6,419)	$(13,645)	$(11,909)
Preferred stock dividends on Series A convertible preferred stock	—	—	—	—
Net loss attributable to ORBCOMM Inc. common stockholders	$(6,670)	$(6,419)	$(13,645)	$(11,909)

5. Satellite Network and Other Equipment, Net

Satellite network and other equipment, net consisted of the following:

	June 30,	December 31,
	2020	2019
Land	$381	$381
Satellite network	199,951	198,746
Capitalized software	87,337	83,320
Computer hardware	7,162	6,528
Other	12,267	7,787
Assets under construction	15,493	13,832
	322,591	310,594
Less: accumulated depreciation and amortization	(185,570)	(165,041)
	$137,021	$145,553

During the quarters ended June 30, 2020 and 2019, the Company capitalized internal costs attributable to the design, development and enhancement of the Company’s products and services that have not yet been placed into service and internal-use software of $4,371 and $3,808, respectively.  During the six months ended June 30, 2020 and 2019, the Company capitalized internal costs attributable to the design, development and enhancement of the Company’s products and services that have not yet been placed into service and internal-use software of $7,857 and $7,293, respectively.

Depreciation and amortization expense for the quarters ended June 30, 2020 and 2019 was $9,225 and $9,276, respectively. This includes amortization of internal-use software of $726 and $742, respectively.  Depreciation and amortization expense for the six months ended June 30, 2020 and 2019 was $19,405 and $18,719, respectively, including amortization of internal-use software of $1,465 and $1,605, respectively.

For the quarters ended June 30, 2020 and 2019, $4,188 and $4,249 of depreciation and amortization expense, respectively, relate to cost of services and $521 and $705, respectively, relate to cost of product sales, as these assets support the Company’s revenue generating activities. For the six months ended June 30, 2020 and 2019, $8,467 and $8,499 of depreciation and amortization expense, respectively, relate to cost of services and $1,030 and $1,398, respectively, relate to cost of product sales, as these assets support the Company’s revenue generating activities.

As of June 30, 2020 and December 31, 2019, assets under construction primarily consisted of costs associated with acquiring, developing, enhancing and testing software and hardware for internal and external use that have not yet been placed into service.

6. Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price of an acquired business over the estimated fair values of the underlying net tangible and intangible assets. Goodwill is allocated to the Company’s one reportable segment, which is its only reporting unit.

The Company’s intangible assets, net consisted of the following:

		June 30, 2020			December 31, 2019
	Useful life		Accumulated			Accumulated
	(years)	Cost	amortization	Net	Cost	amortization	Net
Customer lists	5 - 15	$113,357	$(55,703)	$57,654	$113,357	$(50,457)	$62,900
Patents and technology	3 - 10	23,424	(14,166)	9,258	23,424	(13,044)	10,380
Trade names and trademarks	1 - 2	3,003	(3,003)	—	3,003	(3,003)	—
		$139,784	$(72,872)	$66,912	$139,784	$(66,504)	$73,280

At June 30, 2020, the weighted-average amortization period for the intangible assets was 10.5 years. At June 30, 2020, the weighted-average amortization periods for customer lists, patents and technology and trade names and trademarks were 10.9, 9.3 and 1.2 years, respectively.

Amortization expense was $3,184 and $3,250 for the quarters ended June 30, 2020 and 2019, respectively. Amortization expense was $6,368 and $6,485 for the six months ended June 30, 2020 and 2019, respectively.

Estimated future amortization expense for intangible assets as of June 30, 2020 was follows:

Amount
2020 (remaining)	$6,353
2021	12,112
2022	11,686
2023	11,408
2024	11,122
2025	4,432
Thereafter	9,799
$66,912

7. Accrued Liabilities

Accrued liabilities consisted of the following:

	June 30,	December 31,
	2020	2019
Accrued compensation and benefits	$7,103	$7,751
Accrued warranty obligations	6,420	6,526
Corporate income tax payable	390	2,341
VAT payable	1,621	2,614
Accrued satellite network and other equipment	1,428	247
Accrued inventory purchases	435	448
Accrued interest expense	5,000	5,000
Accrued professional fees	229	329
Accrued airtime charges	1,750	1,818
Short-term lease liability	2,704	2,608
Other accrued expenses	6,280	7,269
	$33,360	$36,951

Changes in accrued warranty obligations consisted of the following:

	2020	2019
Balance at January 1,	$6,526	$5,624
Reduction of warranty liabilities assumed in connection with acquisitions	—	(272)
Warranty expense	1,192	1,594
Warranty charges	(1,298)	(982)
Balance at June 30,	$6,420	$5,964

8. Note Payable - Related Party

In connection with the acquisition of a majority interest in Satcom International Group plc in 2005, the Company recorded an indebtedness to OHB Technology A.G. (formerly known as OHB Teledata A.G.), a stockholder of the Company. At each of June 30, 2020 and December 31, 2019, the principal balance of the note payable was €1,138, with a carrying value of $1,275. The carrying value was based on the note’s estimated fair value at the time of acquisition. The difference between the carrying value and principal balance was being amortized to interest expense over the six-year estimated life, which ended on September 30, 2011. This note does not bear interest and has no fixed repayment term. Repayment of the note will be made from the distribution profits (as defined in the note agreement) of ORBCOMM Europe LLC, a wholly-owned subsidiary of the Company. The note has been classified as long-term, as the Company does not expect any repayments to be required prior to June 30, 2021.

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

The Company has the option to redeem some or all of the Senior Secured Notes at any time on or after April 1, 2020, at redemption prices set forth in the Indenture plus accrued and unpaid interest, if any, to the date of redemption. The Company also had the option to redeem some or all of the Senior Secured Notes at any time before April 1, 2020 at a redemption price of 100% of the principal amount of the Senior Secured Notes to be redeemed, plus a “make-whole” premium and accrued and unpaid interest, if any, to the date of redemption. In addition, at any time before April 1, 2020, the Company could have redeemed up to 35% of the aggregate principal amount of the Senior Secured Notes to be redeemed, plus accrued and unpaid interest, if any, to the date of redemption, with the proceeds from certain equity issuances.

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

In connection with the issuance of the Senior Secured Notes, the Company incurred debt issuance costs of approximately $5,431. For the quarters and six months ended June 30, 2020 and 2019, amortization of the debt issuance costs was $194 and $388, respectively.  The Company recorded charges of $5,194 and $10,388 to interest expense on its condensed consolidated statements of operations for the quarters and six months ended June 30, 2020 and 2019, respectively, related to interest expense and amortization of debt issuance costs associated with the Senior Secured Notes.

Revolving Credit Facility

On December 18, 2017, the Company and certain of its subsidiaries entered into a senior secured revolving credit agreement (the “Revolving Credit Agreement”) with JPMorgan Chase Bank, N.A. (“JPMorgan Chase”), as administrative agent and collateral agent. The Revolving Credit Agreement provides for a revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount of up to $25,000 for working capital and general corporate purposes and matures on December 18, 2022 (the “Maturity Date”). On June 25, 2020, the Company and certain of its subsidiaries, as guarantors, entered into a first amendment to the senior secured revolving credit agreement (the “Amendment”) with JPMorgan Chase, as administrative agent. The primary purpose of the Amendment was to modify the maximum net leverage ratio (total funded debt less cash and cash equivalents (up to $50,000) divided by trailing 12-months adjusted EBITDA) and minimum interest coverage ratio (trailing 12-months adjusted EBITDA divided by trailing 12-months cash interest expense) to provide the Company with access to additional liquidity during the COVID-19 pandemic and to increase the applicable interest margins.  Effective June 25, 2020, at the Company’s election, extensions of loans under the Revolving Credit Facility will bear interest at an alternative base rate or an adjusted LIBOR, plus an applicable margin of 2.50% in the case of alternative base rate loans and 3.50% in the case of adjusted LIBOR loans. The Revolving Credit Facility is secured by a first priority security interest in substantially all of the Company’s and its subsidiaries’ assets under a security agreement among the Company, its subsidiaries and JPMorgan Chase, subject to an intercreditor agreement with the indenture trustee for the Senior Secured Notes. The Revolving Credit Facility has no scheduled principal amortization until the maturity date. Subject to the terms set forth in the Revolving Credit Agreement, the Company may borrow, repay and reborrow amounts under the Revolving Credit Facility at any time prior to the maturity date.

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

At June 30, 2020, no amounts were outstanding under the Revolving Credit Facility. While the Company does not currently expect to draw on the Revolving Credit Facility, the Amendment provides additional flexibility and margin in the allowable financial covenant ratios. As of June 30, 2020, the Company was in compliance with all financial covenants under the Revolving Credit Agreement.

Paycheck Protection Program

As previously reported, during the quarter ended June 30, 2020, the Company received proceeds from a loan in the amount of $7,588 (the “PPP Loan”) from JPMorgan Chase, as lender, pursuant to the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The Company believes that it qualified to apply for and receive the PPP Loan pursuant to the PPP under the provisions of the CARES Act and the Small Business Administration (“SBA”) guidance in effect at that time. In light of the Company entering into the amendment to its Revolving Credit Facility to provide it with access to additional liquidity, its improved outlook on its ability to generate cash from operations in the quarter ended June 30, 2020, the evolving requirements and the new guidance issued by the SBA subsequent to its receipt of the PPP Loan, the Company repaid the full amount of the PPP Loan received and any accrued interest on June 25, 2020. The PPP Loan was prepayable at any time prior to the maturity date without any prepayment penalties.

10. Stockholders’ Equity

Preferred Stock

The Company currently has 50,000,000 shares of preferred stock authorized.

Series A Convertible Preferred Stock

During the quarter and six months ended June 30, 2020, the Company did not issue dividends of Series A convertible preferred stock to the holders of the Series A convertible preferred stock. As of June 30, 2020, dividends in arrears were $16.

Common Stock

As of June 30, 2020, the Company has reserved 14,196,320 shares of common stock for future issuances related to employee stock compensation plans.

On August 5, 2019, the Company’s Board of Directors authorized a stock repurchase program under which the Company may repurchase up to $25,000 of the Company’s outstanding shares of common stock through open market transactions and privately negotiated transactions, until August 5, 2020. In addition, open market repurchases of common stock may be made pursuant to applicable securities laws and regulations, including Rule 10b-18, as well as Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. During the six months ended June 30, 2020, the Company repurchased 836,904 shares at an average share price of $2.98. As of June 30, 2020, authorization for approximately $13,112 of the Company’s common stock remained available for future purchases under the repurchase program. In mid-March 2020, the Company suspended further purchases given the economic uncertainty resulting from the COVID-19 pandemic.

11. Segment Information

The Company operates in one reportable segment, industrial IoT services. Other than satellites in orbit, goodwill and intangible assets, long-lived assets outside of the United States are not significant. The Company’s foreign exchange exposure is limited as approximately 88% of the Company’s consolidated revenue is collected in U.S. dollars. The following table summarizes revenues on a percentage basis by geographic region, based on the region in which the customer is located.

	Quarters Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
United States	52%	51%	53%	52%
South America	9%	11%	9%	11%
Japan	7%	8%	6%	8%
Europe	16%	18%	18%	18%
Other	16%	12%	14%	11%
	100%	100%	100%	100%

12. Income Taxes

For the quarters ended June 30, 2020 and 2019, the Company had an income tax benefit of $554 and an income tax expense of $1,140, respectively. For the six months ended June 30, 2020 and 2019, the Company had an income tax benefit of $1 and an income tax expense of $1,850, respectively. The decrease in the income tax provision for the quarter and six months ended June 30, 2020 primarily related to amended tax filings and provision to tax return true-ups for multiple international entities.  This resulted in an international tax benefit recorded in these periods.  In addition, the change in geographical mix of income, decreased taxable non-U.S. earnings before income taxes when compared to the prior year periods.

As of June 30, 2020 and December 31, 2019, the Company maintained a valuation allowance against all of its net deferred tax assets, excluding goodwill, attributable to operations in the United States, as the realization was not considered more likely than not.

There were no changes to the Company’s unrecognized tax benefits during the six months ended June 30, 2020. The Company does not expect any significant changes to its unrecognized tax positions during the next twelve months.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were recognized during the six months ended June 30, 2020.

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

Airtime Credits

In 2001, in connection with the organization of ORBCOMM Europe and the reorganization of the ORBCOMM business in Europe, the Company agreed to grant certain country representatives in Europe approximately $3,736 in airtime credits. The Company has not recorded the airtime credits as a liability for the following reasons: (i) the Company has no obligation to pay the unused airtime credits if they are not utilized and (ii) the airtime credits are earned by the country representatives only when the Company generates revenue from the country representatives. The airtime credits have no expiration date. Accordingly, the Company is recording airtime credits as services are rendered and these airtime credits are recorded net of revenues from the country representatives. For both the quarters ended June 30, 2020 and 2019, airtime credits used totaled approximately $7. For both the six months ended June 30, 2020 and 2019, airtime credits used totaled approximately $15. As of June 30, 2020 and 2019, unused credits granted by the Company were approximately $1,903 and $1,933, respectively.

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

The Company has lease agreements with lease and non-lease components, which are generally not accounted for separately.

Components of lease expense are as follows:

	Six Months Ended June 30,	Six Months Ended June 30,
	2020	2019
Operating lease cost	$1,821	$1,954

The Company has lease arrangements which are classified as short-term in nature.  These leases meet the criteria for operating lease classification. In addition, the Company has variable lease costs associated with certain leases. Lease costs associated with the short-term leases and variable lease components, included in selling, general and administrative expenses on the Company’s condensed consolidated statements of operations during the six months ended June 30, 2020, were not material.

Supplemental cash flow information and non-cash activity related to the Company’s operating leases are as follows:

	Six Months Ended June 30,	Six Months Ended June 30,
	2020	2019
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$1,944	$2,110
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$117	$13,856

The right-of-use balance for the six months ended June 30, 2019 includes $10,892 recorded January 1, 2019 in connection with the initial implementation of ASC 842 “Leases.”

Supplemental balance sheet information related to the Company’s operating leases is as follows:

		June 30,	December 31,
	Balance Sheet Classification	2020	2019
Right-of-use assets	Other assets	$14,910	$15,894
Current lease liabilities	Accrued liabilities	2,704	2,608
Non-current lease liabilities	Other liabilities	15,019	16,266

The weighted-average remaining lease term and discount rate for the Company’s operating leases are as follows:

	June 30,	June 30,
	2020	2019
Weighted-average remaining lease term (in years)	6.76	7.12
Weighted-average discount rate	8.0%	8.0%

Maturities of lease liabilities by fiscal year for the Company’s operating leases are as follows:

June 30,
2020
2020 (remaining)	$1,924
2021	3,738
2022	3,378
2023	3,326
2024	3,164
Thereafter	7,467
Total lease payments	22,997
Less: Imputed interest	(5,274)
Present value of lease liabilities	$17,723

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Certain statements discussed in this Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally relate to our plans, estimates, objectives and expectations for future events, as well as projections, business trends, and other statements that are not historical facts. Such forward-looking statements are subject to known and unknown risks and uncertainties, some of which are beyond our control, which may cause our actual results, performance or achievements, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include but are not limited to: the impact of the novel coronavirus (“COVID-19”) pandemic; demand for and market acceptance of our products and services and our ability to successfully implement our business plan; our dependence on our subsidiary companies (Market Channel Affiliates (“MCAs”)) and third-party product and service developers and providers, distributors and resellers (Market Channel Partners (“MCPs”)) to develop, market and sell our products and services, especially in markets outside the United States; substantial losses we have incurred and may continue to incur; substantial competition in the telecommunications, Automatic Identification Service (“AIS”) data and industrial Internet of Things (“IoT”) industries; the inability to effect suitable investments, alliances and acquisitions or the inability to successfully integrate acquired businesses and systems; defects, errors or other insufficiencies in our products or services; failure to meet minimum service level commitments to certain of our customers; our dependence on significant customers for a substantial portion of our revenues, including key customers such as JB Hunt Transport Services, Inc., Caterpillar Inc., Komatsu Ltd., Carrier Corporation and Satlink S.L.; our ability to expand our business outside the United States and risks related to the economic, political and other conditions in foreign countries in which we do business; fluctuations in foreign currency exchange rates; unanticipated domestic or foreign tax or fee liabilities; the possibility we will be required to collect certain taxes in jurisdictions where we have not historically done so; economic, political and other conditions; extreme events such as man-made or natural disasters, earthquakes, severe weather or other climate change-related events; our dependence on a limited number of manufacturers for many of our products and services; interruptions, discontinuations, slowdown or loss of the supply of subscriber communicators from our vendor Sanmina Corporation; legal proceedings; our reliance on intellectual property; increased regulatory restrictions and oversight; lack of in-orbit or other insurance for our ORBCOMM Generation 1 or ORBCOMM Generation 2 satellites; our reliance on third-party wireless network service providers to deliver existing and developing services in certain areas of our business; significant interruptions, discontinuation or loss of services provided by Inmarsat plc; failure to maintain proper and effective internal controls; inaccurate estimates in accounting or incorrect financial assumptions; significant operating risks related to our satellites due to various types of potential anomalies and potential impacts of space debris or other spacecrafts;  the failure of our systems or reductions in levels of service due to technological malfunctions or deficiencies or other events outside of our control; difficulty upgrading or replacing aging hardware and software we use in operating our gateway earth stations and our customers’ subscriber communicators; technical or other difficulties with our gateway earth stations; security risks related to our networks, data processing systems and software systems and those of our third-party service providers; liabilities or additional costs as a result of laws, governmental regulations and evolving views of personal privacy rights; failure of our information technology systems; cybersecurity risks; the level of our indebtedness and the terms of our $250.0 million 8.0% senior secured note indenture and our revolving credit agreement, under which we may borrow up to $25.0 million, that could restrict our business activities or our ability to execute our strategic objectives or adversely affect our financial performance; and the other risks described in our filings with the Securities and Exchange Commission (“SEC”). For more detail on these and other risks, please see our Annual Report on Form 10-K for the year ended December 31, 2019 (“Annual Report”), and other documents we file with the SEC. We undertake no obligation to publicly revise any forward-looking statements or cautionary factors, except as required by law.

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

Customers benefiting from our network, products and solutions include original equipment manufacturers (“OEMs”), such as Caterpillar Inc., Doosan Infracore America, Hitachi Construction Machinery Co. Ltd., John Deere, Komatsu Ltd., and Volvo Construction Equipment; vertical market technology integrators known as value-added resellers (“VARs”) and international value-added resellers (“IVARs”), such as American Innovations, and value-added solutions providers, such as Onixsat, Satlink and Sascar (collectively referred to as MCPs); and end-to-end solutions customers such as Carrier Corporation, C&S Wholesale, Canadian National Railways, CR England, Hub Group, Inc., JB Hunt Transport Services, Inc., KLLM Transport Services, Marten Transport, Prime Inc., Swift Transportation, Target, Tropicana, Tyson Foods, Walmart and Werner Enterprises.

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

Revenues

We derive service revenues primarily from monthly fees for industrial IoT connectivity services that consist of subscriber-based and recurring monthly usage fees for each subscriber communicator or SIM activated for use on our satellite network, as well as other satellite networks and cellular wireless networks that we resell to our customers (i.e., our MCPs, MCAs and direct customers). Usage fees are generally based upon the data transmitted by a customer and the overall number of subscriber communicators and SIMs activated by each customer and whether we provide services through our value-added portal. Service revenues are recognized on an accrual basis, as services are rendered, or on a cash basis, if collection from the customer is not reasonably assured at the time the service is provided. We also generate AIS service revenues from subscription-based services supplying recurring AIS data to customers and resellers, as well as monthly subscription-based service revenues from our platform that provides operational and transaction data management and business intelligence. In addition, we earn service revenues from: optional, separately-priced extended warranty service agreements extending beyond the initial warranty period of typically one year; installation services; royalty fees relating to the manufacture of subscriber communicators under a manufacturing agreement; and fees from providing engineering, technical and management support services to customers.

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

The table below presents our revenues for the quarters and six months ended June 30, 2020 and 2019, together with the percentage of total revenue represented by each revenue category:

	Quarters Ended June 30,
(In thousands)	2020		2019
Service revenues	$38,429	67.7%	$39,738	59.2%
Product sales	18,303	32.3%	27,365	40.8%
	$56,732	100.0%	$67,103	100.0%

	Six Months Ended June 30,
(In thousands)	2020		2019
Service revenues	$78,953	64.2%	$78,745	59.1%
Product sales	43,958	35.8%	54,393	40.9%
	$122,911	100.0%	$133,138	100.0%

Total revenues for the quarters ended June 30, 2020 and 2019 were $56.7 million and $67.1 million, respectively, a decrease of 15.5%. Total revenues for the six months ended June 30, 2020 and 2019 were $122.9 million and $133.1 million, respectively, a decrease of 7.7%.

Service Revenues

	Quarters Ended June 30,		Change
(In thousands)	2020	2019	Dollars	%
Recurring service revenues	$37,006	$38,506	$(1,500)	(3.9)%
Other service revenues	1,423	1,232	191	15.5%
Total service revenues	$38,429	$39,738	$(1,309)	(3.3)%

	Six Months Ended June 30,		Change
(In thousands)	2020	2019	Dollars	%
Recurring service revenues	$76,859	$76,035	$824	1.1%
Other service revenues	2,094	2,710	(616)	(22.7)%
Total service revenues	$78,953	$78,745	$208	0.3%

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

The decrease in service revenues for the quarter ended June 30, 2020, compared to the prior year period, was primarily due to the expiration of our contract with AT&T Services, Inc. (“AT&T”), providing our services to Maersk Lines (“Maersk”), as described below.

As of June 30, 2020, we had approximately 2,220,000 billable subscriber communicators compared to approximately 2,512,000 billable subscriber communicators as of June 30, 2019, a decrease of 11.6%. As of December 31, 2019, excluding the billable subscriber communicators issued by Maersk described below, we had approximately 2,231,000 billable subscriber communicators. Separately, at year-end 2019, we deactivated approximately 85,000 non-revenue generating device communicators that were not actively transmitting data or were in a suspend/test mode. This action was performed in connection with our platform convergence project. Subsequent to these adjustments, we had approximately 2,144,000 billable subscriber communicators as of December 31, 2019. From December 31, 2019 through June 30, 2020, we added 76,000 billable subscriber communicators.

Our program with Maersk, through our contract with AT&T, expired on December 31, 2019. The remaining deferred revenue of approximately $1.9 million associated with this contract was recognized during the six months ended June 30, 2020 as an immaterial prior period adjustment. The contract was assumed as part of the WAM Technologies, LLC acquisition in 2015.

Service revenue growth can be impacted by the customary lag between subscriber communicator activations and recognition of service revenue from these units, as well as the mix of new subscriber activations in the period.

Product Sales

	Quarters Ended June 30,		Change
(In thousands)	2020	2019	Dollars	%
Product sales	$18,303	$27,365	$(9,062)	(33.1)%

	Six Months Ended June 30,		Change
(In thousands)	2020	2019	Dollars	%
Product sales	$43,958	$54,393	$(10,435)	(19.2)%

We derive product revenues primarily from sales of industrial IoT subscriber communicators, including telematics devices, modems and cellular wireless SIMs, to our resellers and direct customers, as well as through leasing arrangements of subscriber communicators.

The decreases in product revenues for the quarter and six months ended June 30, 2020, compared to the prior year periods, were primarily due to timing of shipments impacted by the COVID-19 pandemic and the downturn in the oil and gas industry.

Cost of Revenues, Exclusive of Depreciation and Amortization

	Quarters Ended June 30,		Change
(In thousands)	2020	2019	Dollars	%
Cost of services	$12,559	$13,508	$(949)	(7.0)%
Cost of product sales	13,211	19,607	(6,396)	(32.6)%

	Six Months Ended June 30,		Change
(In thousands)	2020	2019	Dollars	%
Cost of services	$25,640	$26,555	$(915)	(3.4)%
Cost of product sales	30,492	38,635	(8,143)	(21.1)%

Cost of services is comprised of expenses to operate our network, such as payroll and related costs, including stock-based compensation, installation costs, and usage fees to third-party networks, but excludes depreciation and amortization discussed below. The decreases in cost of services for the quarter and six months ended June 30, 2020, compared to the prior year period, were primarily due to our cost reduction initiatives implemented throughout the Company.

Cost of product sales includes the purchase price of subscriber communicators and SIMs sold, costs of warranty obligations and shipping charges, as well as operational costs to fulfill customer orders, including costs for employees and inventory management. The decrease in cost of product sales for the quarter ended June 30, 2020, was primarily due to the decrease in product sales and the lower costs associated with new product offerings and the mix of product shipments, compared to the prior year period. The decrease in cost of product sales for the six months ended June 30, 2020, was primarily due to the decrease in product sales and the lower costs associated with new product offerings and the mix of product shipments, as well as other non-recurring benefits related to warranties and purchase price variances, compared to the prior year period.

Selling, General and Administrative Expenses

	Quarters Ended June 30,		Change
(In thousands)	2020	2019	Dollars	%
Selling, general and administrative expenses	$17,474	$17,452	$22	0.1%

	Six Months Ended June 30,		Change
(In thousands)	2020	2019	Dollars	%
Selling, general and administrative expenses	$37,204	$34,631	$2,573	7.4%

Selling, general and administrative (“SG&A”) expenses relate primarily to expenses for general management, sales and marketing, finance, audit and legal fees and general operating expenses.  The increase in SG&A expenses for the six months ended June 30, 2020, compared to the prior year period, was primarily due to reductions in contingent liabilities in 2019 which did not recur in 2020, and to an increase in bad debt expense in 2020.

Product Development Expenses

	Quarters Ended June 30,		Change
(In thousands)	2020	2019	Dollars	%
Product development	$2,784	$3,732	$(948)	(25.4)%

	Six Months Ended June 30,		Change
(In thousands)	2020	2019	Dollars	%
Product development	$6,604	$7,699	$(1,095)	(14.2)%

Product development expenses consist primarily of the expenses associated with our engineering efforts, including the cost of third parties to support our current applications. Product development expenses for the quarter and six months ended June 30, 2020 decreased, compared to the prior year periods, reflecting lower employee costs and other expenses associated with our continued development of new solutions and services for our customers.

Depreciation and Amortization

	Quarters Ended June 30,		Change
(In thousands)	2020	2019	Dollars	%
Depreciation and amortization	$12,409	$12,526	$(117)	(0.9)%

	Six Months Ended June 30,		Change
(In thousands)	2020	2019	Dollars	%
Depreciation and amortization	$25,773	$25,204	$569	2.3%

The increase in depreciation and amortization for the six months ended June 30, 2020, compared to the prior year period, was primarily due to higher depreciation associated with our capitalized costs attributable to the design, development and enhancements of our products and services sold to our customers and our internally developed software.

Acquisition-Related and Integration Costs

	Quarters Ended June 30,		Change
(In thousands)	2020	2019	Dollars	%
Acquisition-related and integration costs	$111	$474	$(363)	(76.6)%

	Six Months Ended June 30,		Change
(In thousands)	2020	2019	Dollars	%
Acquisition-related and integration costs	$202	$689	$(487)	(70.7)%

Acquisition-related and integration costs include professional services expenses and identifiable integration costs directly attributable to our acquisitions. The decreases in acquisition-related and integration costs for the quarters and six months ended June 30, 2020, compared to the prior year periods, reflect lower acquisition and integration activity for the 2020 periods.

Other Income (Expense)

Other income (expense) is comprised primarily of interest expense, foreign exchange gains and losses, interest income from our cash and cash equivalents, which can consist of U.S. Treasuries and interest-bearing instruments, and interest income related to capital leases.

	Quarters Ended June 30,		Change
(In thousands)	2020	2019	Dollars	%
Interest income	$265	$572	$(307)	(53.7)%
Other income (expense)	(234)	(300)	66	(22.0)%
Interest expense	(5,410)	(5,322)	(88)	1.7%
Total other expense	$(5,379)	$(5,050)	$(329)	6.5%

	Six Months Ended June 30,		Change
(In thousands)	2020	2019	Dollars	%
Interest income	$681	$964	$(283)	(29.4)%
Other income (expense)	(500)	(58)	(442)	NM
Interest expense	(10,656)	(10,563)	(93)	0.9%
Total other expense	$(10,475)	$(9,657)	$(818)	8.5%

The increase in other expense for the quarter ended June 30, 2020, compared to the prior year period, was primarily due to lower interest income in the current year period. The increase in other expense for the six months ended June 30, 2020, compared to the prior year period, was primarily due to increased other income (expense) related to the change in foreign currency translation and a reduction in interest income during the current year period. We believe our foreign exchange exposure is limited as a majority of our revenue is collected in U.S. dollars.

Income Taxes

For the quarter ended June 30, 2020, our income tax benefit was $0.6 million, compared to an income tax expense of $1.1 million for the prior year period. For the six months ended June 30, 2020, our income tax benefit was $1,000, compared to an income tax expense of $1.9 million for the prior year period. The decreases in the income tax provision for the quarter and six months ended June 30, 2020 primarily related to amended tax filings and provision to tax return true-ups for multiple international entities.  This resulted in an international tax benefit recorded in these periods.  In addition, the change in geographical mix of income, decreased taxable non-U.S. earnings before income taxes when compared to the prior year periods.

As of June 30, 2020 and December 31, 2019, we maintained a valuation allowance against our net deferred tax assets primarily attributable to operations in the United States, as the realization of such assets was not considered more likely than not.

Net Loss

For the quarter ended June 30, 2020, we had a net loss of $6.6 million compared to a net loss of $6.4 million in the prior year period, primarily due to decreased revenue, offset, in part, by decreased costs associated with our products and services, as described above.

For the six months ended June 30, 2020, we had a net loss of $13.5 million compared to a net loss of $11.8 million in the prior year period, primarily due to decreased revenue, offset, in part, by decreased costs associated with our products and services, as described above.

Noncontrolling Interests

Noncontrolling interests relate to earnings and losses attributable to noncontrolling shareholders.

Net Loss Attributable to ORBCOMM Inc.

For the quarter ended June 30, 2020, we had a net loss attributable to our company of $6.7 million compared to a net loss of $6.4 million in the prior year period.  For the six months ended June 30, 2020, we had a net loss attributable to our company of $13.6 million, compared to a net loss of $11.9 million in the prior year period.

Liquidity and Capital Resources

Overview

Our liquidity requirements arise from our working capital needs, our obligation to make scheduled payments of interest on our indebtedness and our need to fund growth initiatives and make capital expenditures to support our current operations and to facilitate growth and expansion. We have financed our operations and expansion with cash flows from operating activities, sales of our common stock through public offerings and private placements of debt. At June 30, 2020, we have an accumulated deficit of $224.6 million. Our primary source of liquidity consists of cash and cash equivalents totaling $62.4 million at June 30, 2020 and an unused $25.0 million Revolving Credit Facility under the Revolving Credit Agreement, as described below, available for use for working capital and general business purposes, which we believe will be sufficient to provide working capital, make interest payments and fund capital expenditures to support operations and facilitate growth and expansion for the next twelve months.

As previously reported, during the quarter ended June 30, 2020, we received proceeds from a loan in the amount of $7.6 million (the “PPP Loan”) from JPMorgan Chase Bank, N.A. (“JPMorgan Chase”), as lender, pursuant to the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). We believe that we qualified to apply for and receive the PPP Loan pursuant to the PPP under the provisions of the CARES Act and the Small Business Administration (“SBA”) guidance in effect at that time. In light of our entering into the amendment to our revolving credit facility described below under “—Future Liquidity and Capital Resources” to provide us with access to additional liquidity, our improved outlook on our ability to generate cash from operations in the quarter ended June 30, 2020, the evolving requirements and the new guidance issued by the SBA subsequent to our receipt of the PPP Loan, we repaid the full amount of the PPP Loan received and any accrued interest on June 25, 2020. The PPP Loan was prepayable at any time prior to the maturity date without any prepayment penalties.

Operating Activities

Cash provided by our operating activities for the six months ended June 30, 2020 was $20.8 million, resulting from a net loss of $13.5 million, offset by non-cash items including $25.8 million for depreciation and amortization and $3.2 million for stock-based compensation. Working capital activities for the six months ended June 30, 2020 provided cash of $0.9 million, primarily due to a decrease of $9.3 million in accounts receivable relating to decreased revenues and timing of receivables, a decrease of $1.8 million in prepaid expenses and other assets and a decrease of $1.6 million in inventories, offset by a decrease of $9.4 million in accounts payable and accrued liabilities primarily related to timing of payments, a decrease of $1.3 million in deferred revenue and a decrease of $1.1 million in other liabilities.

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

Investing Activities

Cash used in our investing activities for the six months ended June 30, 2020 was $10.7 million, resulting from capital expenditures and capital expenditures related to our subscription model during the period.

Cash used in our investing activities for the six months ended June 30, 2019 was $10.6 million, resulting from capital expenditures during the period.

Financing Activities

Cash used in our financing activities for the six months ended June 30, 2020 was $2.1 million, due to payments of $2.5 million for purchases of common stock under our share repurchase program, offset, in part, by $0.4 million from the sale of common stock under the employee stock purchase plan.

Cash provided by financing activities for the six months ended June 30, 2019 was $0.6 million, due to proceeds from the sale of common stock under the employee stock purchase plan.

Future Liquidity and Capital Resource Requirements

We believe that our existing cash and cash equivalents, along with expected cash flows from operating activities and funds available under our Revolving Credit Facility described below (subject to applicable covenant limitations), will be sufficient to provide working capital, make interest payments and fund growth initiatives and make capital expenditures to support operations and facilitate growth and expansion for the next twelve months.

On April 10, 2017, we issued $250.0 million aggregate principal amount of 8.0% Senior Secured Notes due 2024. The Senior Secured Notes were issued pursuant to an Indenture, dated as of April 10, 2017, among us, certain of our domestic subsidiaries party thereto (the “Guarantors”) and U.S. Bank National Association, as trustee and collateral agent. The Senior Secured Notes are unconditionally guaranteed on a senior secured basis by the Guarantors, and are secured on a first priority basis by (i) pledges of capital stock of certain of our directly- and indirectly-owned subsidiaries; and (ii) substantially all of our and our Guarantors’ other property and assets, to the extent a first priority security interest is able to be granted or perfected therein, and subject, in all cases, to certain specified exceptions, and an intercreditor agreement with the collateral agent for our Revolving Credit Facility. Interest payments are due on the Senior Secured Notes semi-annually in arrears on April 1 and October 1, beginning October 1, 2017.

We have the option to redeem some or all of the Senior Secured Notes at any time on or after April 1, 2020, at redemption prices set forth in the Indenture plus accrued and unpaid interest, if any, to the date of redemption. We also had the option to redeem some or all of the Senior Secured Notes at any time before April 1, 2020 at a redemption price of 100% of the principal amount of the Senior Secured Notes to be redeemed, plus a “make-whole” premium and accrued and unpaid interest, if any, to the date of redemption. In addition, at any time before April 1, 2020, we could have redeemed up to 35% of the aggregate principal amount of the Senior Secured Notes to be redeemed, plus accrued and unpaid interest, if any, to the date of redemption, with the proceeds from certain equity issuances.

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

On December 18, 2017, we and certain of our subsidiaries entered into a senior secured revolving credit agreement (the “Revolving Credit Agreement”) with JPMorgan Chase, as administrative agent and collateral agent. The Revolving Credit Agreement provides for a revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount of up to $25.0 million for working capital and general corporate purposes and matures on December 18, 2022 (the “Maturity Date”). On June 25, 2020, we and certain of our subsidiaries, as guarantors, entered into a first amendment to the Revolving Credit Agreement (the “Amendment”) with JPMorgan Chase, as administrative agent. The primary purpose of the Amendment was to modify the maximum net leverage ratio (total funded debt less cash and cash equivalents (up to $50 million) divided by trailing 12-months adjusted EBITDA) and minimum interest coverage ratio (trailing 12-months adjusted EBITDA divided by trailing 12-months cash interest expense) to provide us with access to additional liquidity during the COVID-19 pandemic and to increase the applicable interest margins. Effective June, 25, 2020, at our election, extensions of loans under the Revolving Credit Facility will bear interest at an alternative base rate or an adjusted LIBOR, plus an applicable margin of 2.50% in the case of alternative base rate loans and 3.50% in the case of adjusted LIBOR loans. The Revolving Credit Facility is secured by a first priority security interest in substantially all of our and our subsidiaries’ assets under a security agreement among the Company, the applicable subsidiaries and JPMorgan Chase, subject to an intercreditor agreement with the indenture trustee for the Senior Secured Notes. The Revolving Credit Facility has no scheduled principal amortization until the maturity date. Subject to the terms set forth in the Revolving Credit Agreement, we may borrow, repay and reborrow amounts under the Revolving Credit Facility at any time prior to the maturity date.

The Revolving Credit Agreement contains covenants that, among other things, limit our ability and our restricted subsidiaries’ ability to: (i) incur or guarantee additional indebtedness; (ii) pay dividends, make other distributions or repurchase or redeem capital stock; (iii) prepay, redeem or repurchase certain indebtedness; (iv) make loans and investments; (v) sell, transfer or otherwise dispose of assets; (vi) incur or permit to exist certain liens; (vii) enter into certain types of transactions with affiliates; (viii) enter into agreements restricting our subsidiaries’ ability to pay dividends; and (ix) consolidate, amalgamate, merge or sell all or substantially all of their assets, subject, in all cases, to certain specified exceptions. Such limitations have various baskets as set forth in the Revolving Credit Agreement. We must also comply with covenants of not exceeding a specific leverage ratio and maintaining a minimum interest coverage ratio. Failure to comply with the covenants could result in an event of default, which, if not cured or waived, could allow the lenders to require repayment in full of all principal outstanding and interest accrued under the Revolving Credit Facility or could create a cross default under the Senior Secured Notes. If we fail to repay such amounts, the noteholders or lenders, as applicable, may foreclose on substantially all of our assets which we have pledged. If we are unable to cure the default, we may need to repay the debt and find other sources of financing, which may not be available on acceptable terms, or at all.

At June 30, 2020, no amounts were outstanding under the Revolving Credit Facility. While we do not currently expect to draw on the Revolving Credit Facility, the Amendment provides additional flexibility and margin in the allowable financial covenant ratios. As of June 30, 2020, we were in compliance with all financial covenants under the Revolving Credit Agreement.

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

The following table reconciles our net loss attributable to ORBCOMM Inc. to EBITDA and Adjusted EBITDA for the periods shown:

	Quarters Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)		(In thousands)
Net loss attributable to ORBCOMM Inc.	$(6,670)	$(6,419)	$(13,645)	$(11,909)
Income tax expense	(554)	1,140	(1)	1,850
Interest income	(265)	(572)	(681)	(964)
Interest expense	5,410	5,322	10,656	10,563
Depreciation and amortization	12,409	12,526	25,773	25,204
EBITDA	10,330	11,997	22,102	24,744
Stock-based compensation	1,471	1,661	3,150	3,743
Net income attributable to noncontrolling interests	29	33	167	127
Acquisition-related and integration costs	111	474	202	689
Adjusted EBITDA	$11,941	$14,165	$25,621	$29,303

For the quarter ended June 30, 2020 compared to the quarter ended June 30, 2019, EBITDA decreased $1.7 million, while net loss attributable to ORBCOMM Inc. increased $0.3 million and Adjusted EBITDA decreased $2.2 million.

For the six months ended June 30, 2020 compared to the six months ended June 30, 2019, EBITDA decreased $2.6 million, while net loss attributable to ORBCOMM Inc. increased $1.7 million and Adjusted EBITDA increased $3.7 million.

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

The following tables reconcile GAAP Service Gross Margin to Non-GAAP Service Gross Margin and GAAP Product Gross Margin to Non-GAAP Product Gross Margin for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
(In thousands, except margin data)
Service revenues	$38,429	$39,738	$78,953	$78,745
Minus - Cost of services, including depreciation and amortization expense	16,747	17,758	34,107	35,054
GAAP Service gross profit	$21,682	$21,980	$44,846	$43,691
Plus - Depreciation and amortization expense	4,188	4,250	8,467	8,499
Non-GAAP Service gross profit	$25,870	$26,230	$53,313	$52,190
GAAP Service gross margin	56.4%	55.3%	56.8%	55.5%
Non-GAAP Service gross margin	67.3%	66.0%	67.5%	66.3%

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
(In thousands, except margin data)
Product sales	$18,303	$27,365	$43,958	$54,393
Minus - Cost of product sales, including depreciation and amortization expense	13,732	20,312	31,522	40,033
GAAP Product gross profit	$4,571	$7,053	$12,436	$14,360
Plus - Depreciation and amortization expense	521	705	1,030	1,398
Non-GAAP Product gross profit	$5,092	$7,758	$13,466	$15,758
GAAP Product gross margin	25.0%	25.8%	28.3%	26.4%
Non-GAAP Product gross margin	27.8%	28.4%	30.6%	29.0%

GAAP Service Gross Margin, inclusive of depreciation and amortization expense, was 56.4% in the second quarter of 2020, compared to 55.3% in the prior year period. Non-GAAP Service Gross Margin, excluding depreciation and amortization expense, was 67.3% in the second quarter of 2020, compared to 66.0% in the prior year period. GAAP Service Gross Margin, inclusive of depreciation and amortization expense, was 56.8% in the six months ended June 30, 2020, compared to 55.5% in the prior year period. Non-GAAP Service Gross Margin, excluding depreciation and amortization expense, was 67.5% in the six months ended June 30, 2020, compared to 66.3% in the prior year period. The aforementioned improvements were primarily due to lower costs achieved through the Company’s 2020 cost reduction plan.

GAAP Product Gross Margin, inclusive of depreciation and amortization expense, was 25.0% in the second quarter of 2020, compared to 25.8% in the prior year period. Non-GAAP Product Gross Margin, excluding depreciation and amortization expense, was 27.8% in the second quarter of 2020, compared to 28.4% in the prior year period. GAAP Product Gross Margin, inclusive of depreciation and amortization expense, was 28.3% in the six months ended June 30, 2020, compared to 26.4% in the prior year period. Non-GAAP Product Gross Margin, excluding depreciation and amortization expense, was 30.6% in the six months ended June 30, 2020, compared to 29.0% in the prior year period. The aforementioned improvements were primarily due to a better mix of higher-margin products shipped in greater volumes in the quarter and six months ended June 30, 2020, compared to the prior year periods.

Contractual Obligations

As of June 30, 2020, there have been no material changes in our contractual obligations previously disclosed in our Annual Report.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

As of June 30, 2020, there have been no material changes in our assessment of our sensitivity to market risk, as previously disclosed in Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risks” in our Annual Report.

Concentration of Credit Risk

Two customers, Carrier Corporation and Komatsu Ltd., comprised 21.1% and 10.4%, respectively, of the Company’s consolidated total revenues for the quarter ended June 30, 2020. One customer, Carrier Corporation comprised 15.0% of the Company’s consolidated total revenues for the six months ended June 30, 2020. There were no customers who generated revenues greater than 10% of the Company’s consolidated total revenues for the quarter and six months ended June 30, 2019.

Item 4. Disclosure Controls and Procedures

Evaluation of the Company’s Disclosure Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of June 30, 2020. Based on their evaluation, the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2020.

Changes in Internal Control over Financial Reporting

We reviewed our internal control over financial reporting at June 30, 2020. There have been no changes in our internal control over financial reporting identified in an evaluation thereof that occurred during the six months ended June 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Risks Related to Our Business

As of June 30, 2020, there have been no material changes in the risk factors previously disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, except that the following risk factors under the heading “Risks Related to Our Business” are replaced in their entirety with the following:

Risks Related to Our Business

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

Numerous governmental jurisdictions, including the States of New Jersey and Florida, where we maintain our principal executive offices and regional executive offices, respectively, and those in which many of our U.S. and international offices are based, imposed “shelter-in-place” orders, quarantines, executive orders and similar governmental orders and restrictions for their residents to control the spread of COVID-19. Most states and the federal government, including the States of New Jersey and Florida, together with foreign jurisdictions in which we have operation centers, declared a state of emergency related to the spread of COVID-19. Such orders or restrictions have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions and cancellation of events, among other effects, thereby negatively impacting our customers, employees, and offices, among others. These challenges have been, and are anticipated to continue being, difficult to manage in foreign jurisdictions in which we have offices due to, among other things, a reduced ability to enable efficient and secure work-from-home environments. Although the restrictions have been or are in the process of being lifted in many jurisdictions, there has been a recent resurgence of COVID-19 cases in several states, including Florida, and it remains unclear whether restrictions may be reinstituted and the impact they may have on our Company.

Our business is heavily dependent on Sanmina Corporation (“Sanmina”), a contract manufacturer with significant operations in Mexico, for the manufacture of the subscriber communicators that we design and sell. Currently, Sanmina is permitted to continue to manufacture our subscriber communicators as our products are used within the communications sector (providing services using terrestrial, satellite, and wireless transmissions systems) and designated as essential “critical infrastructure sectors” as defined by the U.S. Cybersecurity and Infrastructure Security Agency (CISA). Sanmina had recently been limited to work at 80% capacity to protect the health of its workers; however, we cannot provide any guarantee that our contract manufacturer will continue to be permitted to manufacturer our ordered levels of demand. Sanmina’s ability to manufacture our products is also dependent upon electronic component availability. The prioritization of electronic components towards medical and/or emergency products could negatively affect Sanmina’s ability to manufacture the Company’s products.

Many of our customers, including heavy equipment manufacturers, transportation providers, and oil and gas customers have faced, and will continue to face, substantial challenges in operating in the current environment. For example, many of our heavy equipment and refrigerated original equipment manufacturers temporarily closed factories due to employee health concerns from COVID-19. Based on industry data, loads for transportation of goods are also significantly down as a result of the economic shutdown caused by COVID-19. The strength of the U.S. dollar is also a concern for our foreign customers, especially for our large satellite value-added reseller customers in Brazil where the Real is weak. This has caused us to temporarily adjust service revenue billing rates to accommodate unfavorable exchange rates. Further, a recession or prolonged economic contraction as a result of the COVID-19 pandemic could also harm the business and results of operations of our enterprise customers, resulting in potential business closures, layoffs of employees and a significant increase in unemployment in the United States and elsewhere, which may continue even after the pandemic is contained. The occurrence of any such events may lead to a reduction in the capital and operating budgets our customers have available to invest in our industrial IoT solutions, which could reduce our revenue and harm our business, financial condition and results of operations.

The widespread COVID-19 pandemic has resulted in, and may continue to result in, significant volatility and uncertainty in U.S and international financial markets, restricting our ability to access capital markets in a manner that would not be significantly detrimental to our business or at all, which could negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock. For example, the price of our common stock saw a 52-week low price of $1.24 per share as recently as on March 24, 2020.

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

The operation of our business depends on our information technology systems. We rely on our information technology systems to effectively manage, among other things, our subsidiaries’ customer interface, as well as our business data, communications, supply chain, inventory management, customer order entry and order fulfillment, transactions processing, financial results summaries and reporting, human resources benefits and payroll management, regulatory, legal and tax compliance and other processes and data necessary to manage our business. We use technology to provide secure transmission of confidential information, including our business data and customer information. To achieve our strategic objectives and to remain competitive, we must continue to develop and enhance our information systems. This may require the acquisition of equipment and software and the development, either internally or through independent consultants, of new proprietary software. Our inability to design, develop, implement and utilize, in a cost-effective manner, information systems that provide the capabilities necessary for us to compete effectively, could make us less competitive, increase our costs and adversely affect our business. The failure of our information technology systems, whether ours or those of third parties with whom we contract to support the provision of our services, to perform as we anticipate could disrupt our business and could result in, among other things, transaction errors, processing inefficiencies, loss of data and the loss of sales and customers, which could cause our business and results of operations to suffer. In addition, our information technology systems may be vulnerable to damage or interruption from circumstances beyond our control, including, without limitation, fire, natural disasters, power outages, system failures, system conversions, security breaches, cyber-attacks, viruses, ransomware and/or human error. These risks to our information technology systems may be increased while many of our personnel are working remotely due to the COVID-19 pandemic. In the event of any such failure, damage or interruption of our information technology systems, we could be required to make a significant investment to fix or replace our information technology systems, and we could experience interruptions in our ability to service our customers. Any such damage or interruption could have a material adverse effect on our business, financial condition and results of operations. While we have experienced and expect to continue to experience threats and attacks on our information technology systems seeking to gain unauthorized access to our systems or data or to cause disruptions in service, including through ransomware, based on information known to date, past threats and attacks have not had a material impact on our business, financial condition or results of operations.

Security problems with our networks, data processing systems, software products, and those systems or services of our third-party providers, which may also be vulnerable to security risks, could cause increased cyber-security protection costs and general service costs, harm our reputation, and result in liability and increased expense for litigation, regulatory fines and diversion of management time.

We process and retain large amounts of customer information. Our software products also enable our customers to store and process data. We have included security features in our products and processes that are intended to protect the privacy and integrity of data, including confidential client data, and we expect the secure transmission of data over public networks. Security for our products and processes is critical given the confidential nature of the information contained in our systems. We also rely on employees in our network operations centers, data centers, and support operations to follow our procedures when handling such information. However, our network and those of our third-party service providers (including data storage facilities), banks, and our customers may be vulnerable to unauthorized access, computer viruses, ransomware and other security problems. It is possible that our security controls, our selection and training of employees, and other practices we follow may not prevent the improper disclosure of or access to information. Persons who circumvent security measures could wrongfully obtain or use information on the network or cause interruptions, delays or malfunctions in our operations, or misappropriation of assets, any of which could have a material adverse effect on our business, financial condition and results of operations. Any unauthorized access, computer viruses, ransomware, accidental or intentional release of confidential or personal information or other disruptions could result in increased costs, customer dissatisfaction leading to loss of customers and revenues, and fines and other liabilities. Also, such unauthorized access, disclosure or disruption could harm our reputation and subject us to liability in regulatory proceedings and private litigation, resulting in increased costs or loss of revenue. Improper disclosure of corporate data could result in lawsuits or regulatory proceedings alleging damages and perceptions that our products and services do not adequately protect the privacy of customer data and could inhibit sales of our products and services. In addition, our customer and vendor contracts may not sufficiently protect us against third-party claims related to an incident. Defending these types of claims could result in increased expenses for litigation and claims settlement and a significant diversion of our management’s attention. Additionally, our software products, the systems on which the products are used, and our networks and data processing systems may not be impervious to intentional break-ins (“hacking”), email spoofing, phishing, ransomware cyber-attacks or other disruptive disclosures or problems, whether as a result of inadvertent third-party action, employee action, malfeasance, or otherwise. Hacking, email spoofing, phishing, ransomware, cyber-attacks or other disruptive problems could result in the diversion of our development resources, damage to our reputation, increased cyber-security protection costs and general service costs. These cyber-security events, any damage caused by them, or interruptions could have a material adverse effect on our business, financial condition and results of operations. Cyber-security risks may be increased while many of our personnel and those of our third-party providers are working remotely due to the COVID-19 pandemic. While we have experienced and expect to continue to experience threats and attacks on our networks and data processing systems seeking to gain unauthorized access to our systems or data or to cause disruptions in service, including through ransomware, based on information known to date, past threats and attacks have not had a material impact on our business, financial condition or results of operations. Although we have implemented and intend to continue to implement security measures, these measures may prove to be inadequate and result in system failures and delays that could lower network operations center availability.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Annual Cash Bonus Plan

As set forth in the Compensation Discussion and Analysis (“CD&A”) in the Company’s proxy statement for the 2020 annual meeting of shareholders (“2020 Proxy Statement”), the executive compensation objectives of the Company are to motivate and retain talented and dedicated executives, to link annual cash incentives to achievement of specified performance objectives, and to align executives’ incentives with stockholder value creation. Consistent with these objectives, the Compensation Committee (the “Committee”) of the Company’s Board of Directors considered the impact of the COVID-19 pandemic on the Company’s operations, and on July 30, 2020, determined that it was in the best interests of the Company and stockholders to revise the performance targets for 2020 bonus awards under the Company’s annual cash bonus plan (the “Bonus Plan”), including the performance targets applicable to the Company’s named executive officers. The Committee looked at numerous factors in considering whether to revise the performance targets for the 2020 bonus awards and determined that revisions were appropriate to align employees’ goals with the Company’s financial objectives for the 2020 fiscal year and to provide a continuing incentive for performance and to offer a reasonable payout opportunity for the efforts of executives, considering the impact of the COVID-19 pandemic on the 2020 fiscal year.

For each named executive officer, 2020 bonus awards will continue to be tied to the financial performance measures of Adjusted EBITDA, Service Revenues, Product Revenues and Cash Generation (the “Corporate Metrics”) and a discretionary component, as previously established by the Committee in December 2019 with respect to the 2020 bonus awards. However, the performance targets for the Corporate Metrics will now be split between first quarter and second quarter (“First Half”) of 2020 performance and third quarter and fourth quarter (“Second Half”) of 2020 performance. First Half payouts will be evaluated by performance against First Half Corporate Metrics targets based on the Company’s original 2020 budgets for the First Half of 2020 and Second Half payouts will be evaluated by performance against Second Half Corporate Metrics targets based on the Company’s more recent internal forecasts (after taking into account the impacts of the COVID-19 pandemic). Each of the First Half and Second Half payouts will be equally weighted at 50% of the same full year annual cash bonus opportunity (based on a percentage of base salary) and weighting among the Corporate Metrics for each named executive officer, as previously established by the Committee for fiscal 2020 and described in the CD&A included in the 2020 Proxy Statement under the heading “Elements of Compensation — Annual Cash Bonus — 2020 Financial Performance Targets.” The First Half and Second Half payouts will be determined by the Committee and paid to the executive officers in 2021 in accordance with the Company’s regular schedule for annual cash bonus payments under the Bonus Plan.

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

10.1

First Amendment to Credit Agreement dated June 25, 2020 among the Company and certain of its subsidiaries, as guarantors, and JPMorgan Chase Bank, N.A., as administrative agent, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 26, 2020, is incorporated herein by reference.

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

ORBCOMM Inc. (Registrant)

Date: August 3, 2020	/s/ Marc J. Eisenberg
Marc J. Eisenberg
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 3, 2020	/s/ Constantine Milcos
Constantine Milcos
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)