Form 10-Q
period 2020-09-30
ORBCOMM Inc.
filed 2020-10-28
CIK 1361983

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

The number of shares outstanding of the registrant’s common stock as of October 26, 2020 is 78,014,772.

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of September 30, 2020 (unaudited) and December 31, 2019	3
Condensed Consolidated Statements of Operations (unaudited) for the quarters and nine months ended September 30, 2020 and September 30, 2019	4
Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the quarters and nine months ended September 30, 2020 and September 30, 2019	5
Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2020 and September 30, 2019	6
Condensed Consolidated Statements of Changes in Equity (unaudited) for the quarters and nine months ended September 30, 2020 and September 30, 2019	7
Notes to the Condensed Consolidated Financial Statements (unaudited)	9
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3. Quantitative and Qualitative Disclosures about Market Risks	36
Item 4. Disclosure Controls and Procedures	36
PART II — OTHER INFORMATION
Item 1. Legal Proceedings	37
Item 1A. Risk Factors	37
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 3. Defaults Upon Senior Securities	39
Item 4. Mine Safety Disclosures	39
Item 5. Other Information	39
Item 6. Exhibits	40
SIGNATURES	41

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ORBCOMM Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value and share data)

	September 30,
	2020	December 31,
	(Unaudited)	2019
ASSETS
Current assets:
Cash and cash equivalents	$76,346	$54,258
Accounts receivable, net of allowance for doubtful accounts of $7,767 and $4,480, respectively	53,928	60,595
Inventories	34,239	39,881
Prepaid expenses and other current assets	15,773	18,003
Total current assets	180,286	172,737
Satellite network and other equipment, net	132,762	145,553
Goodwill	166,129	166,129
Intangible assets, net	63,728	73,280
Other assets	20,252	23,149
Deferred income taxes	145	132
Total assets	$563,302	$580,980
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$13,769	$16,722
Accrued liabilities	41,659	36,951
Current portion of deferred revenue	6,188	3,865
Total current liabilities	61,616	57,538
Note payable - related party	1,332	1,275
Notes payable, net of unamortized deferred issuance costs	247,265	246,683
Deferred revenue, net of current portion	3,119	6,771
Deferred tax liabilities	13,726	14,894
Other liabilities	14,015	16,303
Total liabilities	341,073	343,464
Commitments and contingencies
Equity:
ORBCOMM Inc. stockholders' equity
Series A Convertible Preferred Stock, par value $0.001; 1,000,000 shares authorized; 40,624 shares issued and outstanding at September 30, 2020 and December 31, 2019	406	406
Common stock, par value $0.001; 250,000,000 shares authorized; 77,972,828 and 78,062,451 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	78	78
Additional paid-in capital	450,403	447,681
Accumulated other comprehensive loss	(5)	(1,013)
Accumulated deficit	(230,112)	(210,942)
Total ORBCOMM Inc. stockholders' equity	220,770	236,210
Noncontrolling interests	1,459	1,306
Total equity	222,229	237,516
Total liabilities and equity	$563,302	$580,980

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ORBCOMM Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Service revenues	$39,738	$40,550	$118,691	$119,295
Product sales	22,004	28,643	65,962	83,036
Total revenues	61,742	69,193	184,653	202,331
Cost of revenues, exclusive of depreciation and amortization shown below:
Cost of services	12,968	12,568	38,608	39,123
Cost of product sales	15,629	19,640	46,121	58,275
Operating expenses:
Selling, general and administrative	16,417	18,211	53,621	52,842
Product development	3,308	3,686	9,912	11,385
Depreciation and amortization	12,654	12,794	38,427	37,998
Acquisition-related and integration costs	134	4	336	693
Income (loss) from operations	632	2,290	(2,372)	2,015
Other income (expense):
Interest income	260	444	941	1,408
Other (expense) income	(421)	188	(921)	130
Interest expense	(5,225)	(5,287)	(15,881)	(15,850)
Total other expense	(5,386)	(4,655)	(15,861)	(14,312)
Loss before income taxes	(4,754)	(2,365)	(18,233)	(12,297)
Income tax expense	789	1,504	788	3,354
Net loss	(5,543)	(3,869)	(19,021)	(15,651)
Less: Net (loss) income attributable to noncontrolling interests	(18)	144	149	271
Net loss attributable to ORBCOMM Inc.	$(5,525)	$(4,013)	$(19,170)	$(15,922)
Net loss attributable to ORBCOMM Inc. common stockholders	$(5,525)	$(4,025)	$(19,170)	$(15,934)
Per share information-basic:
Net loss attributable to ORBCOMM Inc. common stockholders	$(0.07)	$(0.05)	$(0.25)	$(0.20)
Per share information-diluted:
Net loss attributable to ORBCOMM Inc. common stockholders	$(0.07)	$(0.05)	$(0.25)	$(0.20)
Weighted average common shares outstanding:
Basic	77,962	79,695	78,115	79,591
Diluted	77,962	79,695	78,115	79,591

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ORBCOMM Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(Unaudited)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(5,543)	$(3,869)	$(19,021)	$(15,651)
Other comprehensive income (loss) - foreign currency translation adjustments	704	(561)	1,012	(779)
Other comprehensive income (loss)	704	(561)	1,012	(779)
Comprehensive loss	(4,839)	(4,430)	(18,009)	(16,430)
Less: Comprehensive income attributable to noncontrolling interests	(15)	(133)	(153)	(243)
Comprehensive loss attributable to ORBCOMM Inc.	$(4,854)	$(4,563)	$(18,162)	$(16,673)

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ORBCOMM Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(19,021)	$(15,651)
Adjustments to reconcile net loss to net cash provided by operating activities:
Change in allowance for doubtful accounts	4,386	1,766
Change in the fair value of acquisition-related contingent consideration	—	(2,063)
Amortization and write-off of deferred financing fees	582	582
Depreciation and amortization	38,427	37,998
Stock-based compensation	4,475	5,406
Foreign exchange loss (gain)	835	(194)
Deferred income taxes	(1,194)	(1,097)
Other	1,665	1,971
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	2,591	(5,972)
Inventories	5,703	(3,973)
Prepaid expenses and other assets	3,095	(3,338)
Accounts payable and accrued liabilities	1,344	6,960
Deferred revenue	(1,328)	(348)
Other liabilities	(2,123)	(1,246)
Net cash provided by operating activities	39,437	20,801
Cash flows from investing activities:
Capital expenditures	(14,710)	(16,234)
Capital expenditures associated with the subscription model	(894)	—
Net cash used in investing activities	(15,604)	(16,234)
Cash flows from financing activities:
Purchases of common stock under share repurchase program	(2,527)	(7,875)
Payments under revolving credit facility	(15,000)	—
Proceeds under revolving credit facility	15,000	—
Payments under the Paycheck Protection Program	(7,588)	—
Proceeds under the Paycheck Protection Program	7,588	—
Proceeds from issuance of common stock under employee stock purchase plan	430	604
Net cash used in financing activities	(2,097)	(7,271)
Effect of exchange rate changes on cash and cash equivalents	352	(158)
Net increase in cash and cash equivalents	22,088	(2,862)
Beginning of period	54,258	53,766
End of period	$76,346	$50,904
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$10,136	$10,000
Income taxes	$3,826	$2,439
Supplemental schedule of noncash investing and financing activities
Noncash investing and financing activities:
Capital expenditures incurred not yet paid	$1,177	$785
Stock-based compensation related to capital expenditures	$377	$539
Series A convertible preferred stock dividend paid in kind	$—	$12
Common stock issued as payment for MPUs	$—	$502

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ORBCOMM Inc.

Condensed Consolidated Statements of Changes in Equity

Quarters Ended September 30, 2020 and 2019

(in thousands, except share data)

(Unaudited)

						Accumulated
	Series A convertible				Additional	other
	Preferred stock		Common stock		paid-in	comprehensive	Accumulated	Treasury stock		Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	income (loss)	deficit	Shares	Amount	interests	equity
Balances, July 1, 2020	40,624	$406	77,952,878	$78	$448,908	$(676)	$(224,587)	—	$—	$1,444	$225,573
Vesting of restricted stock units	—	—	19,950	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,495	—	—	—	—	—	1,495
Net income (loss)	—	—	—	—	—	—	(5,525)	—	—	(18)	(5,543)
Foreign currency translation adjustments	—	—	—	—	—	671	—	—	—	33	704
Balances, September 30, 2020	40,624	$406	77,972,828	$78	$450,403	$(5)	$(230,112)	—	$—	$1,459	$222,229
Balances, July 1, 2019	39,442	$394	79,753,545	$80	$454,587	$(582)	$(204,416)	29,990	$(96)	$1,136	$251,103
Vesting of restricted stock units	—	—	46,450	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,782	—	—	—	—	—	1,782
Common stock repurchased and retired under share repurchase program	—	—	(1,513,743)	(2)	(7,536)	—	—	68,286	(337)	—	(7,875)
Net income (loss)	—	—	—	—	—	—	(4,013)	—	—	144	(3,869)
Series A convertible preferred stock dividend	1,182	12	—	—	—	—	(12)	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	—	(550)	—	—	—	(11)	(561)
Balances, September 30, 2019	40,624	$406	78,286,252	$78	$448,833	$(1,132)	$(208,441)	98,276	$(433)	$1,269	$240,580

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ORBCOMM Inc.

Condensed Consolidated Statements of Changes in Equity

Nine Months Ended September 30, 2020 and 2019

(in thousands, except share data)

(Unaudited)

						Accumulated
	Series A convertible				Additional	other
	Preferred stock		Common stock		paid-in	comprehensive	Accumulated	Treasury stock		Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	income (loss)	deficit	Shares	Amount	interests	equity
Balances, January 1, 2020	40,624	$406	78,062,451	$78	$447,681	$(1,013)	$(210,942)	—	$—	$1,306	$237,516
Vesting of restricted stock units	—	—	539,610	1	—	—	—	—	—	—	1
Stock-based compensation	—	—	—	—	4,818	—	—	—	—	—	4,818
Issuance of common stock under employee stock purchase plan	—	—	166,580	—	430	—	—	—	—	—	430
Common stock repurchased and retired under share repurchase program	—	—	(836,904)	(1)	(2,526)	—	—	—	—	—	(2,527)
Exercise of SARs	—	—	41,091	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	(19,170)	—	—	149	(19,021)
Foreign currency translation adjustments	—	—	—	—	—	1,008	—	—	—	4	1,012
Balances, September 30, 2020	40,624	$406	77,972,828	$78	$450,403	$(5)	$(230,112)	—	$—	$1,459	$222,229
Balances, January 1, 2019	39,442	$394	79,008,243	$79	$449,343	$(381)	$(192,507)	29,990	$(96)	$1,026	$257,858
Vesting of restricted stock units	—	—	614,132	1	—	—	—	—	—	—	1
Stock-based compensation	—	—	—	—	5,920	—	—	—	—	—	5,920
Issuance of common stock under employee stock purchase plan	—	—	113,703	—	604	—	—	—	—	—	604
Common stock issued as payment for MPUs	—	—	60,885	—	502	—	—	—	—	—	502
Common stock repurchased under share repurchase program	—	—	(1,513,743)	(2)	(7,536)	—	—	68,286	(337)	—	(7,875)
Series A convertible preferred stock dividend	1,182	12	—	—	—	—	(12)	—	—	—	—
Exercise of SARs	—	—	3,032	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	(15,922)	—	—	271	(15,651)
Foreign currency translation adjustments	—	—	—	—	—	(751)	—	—	—	(28)	(779)
Balances, September 30, 2019	40,624	$406	78,286,252	$78	$448,833	$(1,132)	$(208,441)	98,276	$(433)	$1,269	$240,580

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

In March 2020, the World Health Organization declared the spread of novel coronavirus (“COVID-19”) as a pandemic. The full impact of the COVID-19 outbreak is inherently uncertain at the time of this report. The pandemic has resulted in travel restrictions, prohibitions of non-essential activities, disruption and shutdown of businesses, which may be re-imposed if there is a resurgence of COVID-19 cases, and greater uncertainty in global financial markets. The Company cannot predict the extent to which the COVID-19 outbreak will negatively impact its business or operating results at this time.

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

Although the Company owns interests in companies that it accounts for pursuant to the equity method, the investments in those entities had no carrying value as of September 30, 2020 and December 31, 2019. The Company has no guarantees or other funding obligations to those entities and the Company had no equity in the earnings or losses of those investees for the quarters and nine months ended September 30, 2020 and 2019.

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

Amounts received prior to the performance of services under customer contracts are recognized as deferred revenues and revenue recognition is deferred until such time that all revenue recognition criteria have been met. Deferred revenue as of September 30, 2020 and December 31, 2019 consisted of the following:

	September 30,	December 31,
	2020	2019
Service activation fees	$2,546	$3,007
Prepaid services	5,611	6,423
Extended warranty revenues	1,150	1,206
	9,307	10,636
Less current portion	(6,188)	(3,865)
Long-term portion	$3,119	$6,771

During the quarter and nine months ended September 30, 2020, the Company recognized revenue of $752 and $5,692, respectively, which was included as deferred revenue as of December 31, 2019.

The Company’s program with Maersk Lines, through its contract with AT&T Services, Inc., expired on December 31, 2019. The remaining deferred revenue of approximately $1,900 associated with this contract was recognized during the nine months ended September 30, 2020 as an immaterial prior period adjustment. The contract was assumed as part of the WAM Technologies, LLC acquisition in 2015.

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

The following table summarizes the components of revenue from contracts with customers, as well as revenue recognized under ASC 842:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue from contracts with customers:
Recurring service revenues	$36,393	$39,161	$113,252	$115,196
Other service revenues	3,345	1,389	5,439	4,099
Total service revenues	39,738	40,550	118,691	119,295
Product sales	20,885	27,157	63,935	78,257
Total revenue from contracts with customers	60,623	67,707	182,626	197,552
Revenue recognized under ASC 842	1,119	1,486	2,027	4,779
Total revenues	$61,742	$69,193	$184,653	$202,331

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

The carrying amounts of the Company’s financial instruments, including cash, accounts receivable and accounts payable approximated their fair values as of September 30, 2020 and December 31, 2019, due to the short-term nature of these items. The fair value of the Senior Secured Notes, as defined below, is based on observable relevant market information. Fluctuation between the carrying amount and the fair value of the Senior Secured Notes for the period presented is associated with changes in market interest rates. The Company may redeem all or part of the Senior Secured Notes at any time or from time to time at its option at specified redemption prices that would include “make-whole” premiums. Refer to “Note 9 – Notes Payable” for more information.

The carrying amounts and fair values of the Company’s Senior Secured Notes are shown in the following table:

	September 30, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Secured Notes	$250,000	$243,425	$250,000	$241,875

The fair value of the note payable - related party, $1,332 book value at September 30, 2020, has a de minimis value.

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

There were no customers who generated revenues greater than 10% of the Company’s consolidated total revenues for the quarters and nine months ended September 30, 2020 and 2019.

One customer, Carrier Corporation, generated 16.8% of the Company’s consolidated accounts receivable as of September 30, 2020. There were no customers who generated accounts receivable greater than 10% of the Company’s consolidated accounts receivable as of December 31, 2019.

The Company is dependent on one vendor, Sanmina Corporation (“Sanmina”), a contract manufacturer with significant operations in Mexico, for the manufacture of subscriber communicators that the Company designs and sells. For the quarters ended September 30, 2020 and 2019, approximately $16,935, or 77.0%, and $18,974, or 66.2%, respectively, of the Company’s product sales was generated from the sale of the Company’s core products produced by Sanmina. For the nine months ended September 30, 2020 and 2019, approximately $55,829, or 84.6%, and $54,286, or 65.4%, respectively, of the Company’s product sales was generated from the sale of the Company’s core products produced by Sanmina.

As of September 30, 2020, the Company did not maintain in-orbit insurance coverage for its ORBCOMM Generation 1 or ORBCOMM Generation 2 satellites to address the risk of potential systemic anomalies, failures or catastrophic events affecting its satellite constellation.

Inventories

Inventories are stated at the lower of cost or net realizable value, determined on a weighted-average cost basis. At September 30, 2020 and December 31, 2019, inventory, net of inventory obsolescence, consisted primarily of finished goods and purchased parts to be utilized by its contract manufacturer totaling $27,775 and $33,379, respectively, and raw materials totaling $6,464 and $6,502, respectively. The Company reviews inventory quantities on hand, evaluates the realizability of inventories and adjusts the carrying value, as necessary, based on forecasted product demand. A provision, recorded in cost of product sales on the Company’s condensed consolidated statements of operations, is made for potential losses on slow-moving and obsolete inventories when identified.

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

3. Stock-Based Compensation

The Company’s stock-based compensation plan consists of its 2016 Long-Term Incentives Plan (the “2016 LTIP”). As of September 30, 2020, there were 1,190,947 shares available for grant under the 2016 LTIP.

Total stock-based compensation recorded by the Company for the quarters ended September 30, 2020 and 2019 was $1,325 and $1,663, respectively, and for the nine months ended September 30, 2020 and 2019 was $4,475 and $5,406, respectively. Total capitalized stock-based compensation for the quarters ended September 30, 2020 and 2019 was $130 and $80, respectively, and for the nine months ended September 30, 2020 and 2019 was $377 and $539, respectively.

The following table summarizes the components of stock-based compensation expense in the condensed consolidated statements of operations for the quarters and nine months ended September 30, 2020 and 2019:

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Cost of services	$121	$136	$422	$442
Cost of product sales	31	35	96	114
Selling, general and administrative	940	1,199	3,158	4,046
Product development	233	293	799	804
Total	$1,325	$1,663	$4,475	$5,406

As of September 30, 2020, the Company had unrecognized compensation costs for all share-based payment arrangements totaling $2,021.

Time-Based Stock Appreciation Rights

A summary of the Company’s time-based stock appreciation rights (“SARs”) for the nine months ended September 30, 2020 is as follows:

			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
	Number of	Average	Contractual	Value
	Shares	Exercise Price	Term (years)	(in thousands)
Outstanding at January 1, 2020	2,125,294	$5.35
Granted	—	—
Exercised	(318,000)	2.46
Forfeited or expired	(4,450)	2.46
Outstanding at September 30, 2020	1,802,844	$5.81	2.77	$224
Exercisable at September 30, 2020	1,802,844	$5.81	2.77	$226
Vested and expected to vest at September 30, 2020	1,802,844	$5.81	2.77	$224

For the quarters ended September 30, 2020 and 2019, the Company recorded stock-based compensation expense related to these time-based SARs of $0 and $37, respectively. For the nine months ended September 30, 2020 and 2019, the Company recorded stock-based compensation expense related to these time-based SARs of $0 and $109, respectively. As of September 30, 2020, there was no unrecognized compensation cost related to these SARs expected to be recognized.

The intrinsic value of the time-based SARs exercised during the nine months ended September 30, 2020 was $287.

Performance-Based Stock Appreciation Rights

A summary of the Company’s performance-based SARs for the nine months ended September 30, 2020 is as follows:

			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
	Number of	Average	Contractual	Value
	Shares	Exercise Price	Term (years)	(in thousands)
Outstanding at January 1, 2020	233,496	$6.01
Granted	—	—
Exercised	(82,275)	2.46
Forfeited or expired	—	—
Outstanding at September 30, 2020	151,221	$3.24	1.76	$16
Exercisable at September 30, 2020	151,221	$3.24	1.76	$16
Vested and expected to vest at September 30, 2020	151,221	$3.24	1.76	$16

For the quarters and nine months ended September 30, 2020 and 2019, the Company did not record any stock-based compensation expense related to performance-based SARs. As of September 30, 2020, there was no unrecognized compensation cost related to these SARs expected to be recognized.

The intrinsic value of the performance-based SARs exercised during the nine months ended September 30, 2020 was $73.

The fair value of each time-based and performance-based SAR award is estimated on the date of grant using the Black-Scholes option pricing model with the assumptions described below. For the periods indicated, the expected volatility was based on the Company’s historical volatility over the expected terms of the SAR awards. Estimated forfeitures were based on voluntary and involuntary termination behavior, as well as an analysis of actual forfeitures. The risk-free interest rate was based on the U.S. Treasury yield curve at the time of the grant over the expected term of the SAR awards. The Company did not grant time-based or performance-based SARs during the quarters and nine months ended September 30, 2020 and 2019.

Time-Based Restricted Stock Units

A summary of the Company’s time-based restricted stock units (“RSUs”) for the nine months ended September 30, 2020 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Balance at January 1, 2020	1,265,434	$6.16
Granted	127,158	4.06
Vested	(454,498)	9.02
Forfeited or expired	(68,602)	5.96
Balance at September 30, 2020	869,492	$4.51

For the quarters ended September 30, 2020 and 2019, the Company recorded stock-based compensation expense related to these time-based RSUs of $786 and $1,018, respectively. For the nine months ended September 30, 2020 and 2019, the Company recorded stock-based compensation expense related to these time-based RSUs of $2,425 and $2,857, respectively. As of September 30, 2020, $1,047 of total unrecognized compensation cost related to these time-based RSUs is expected to be recognized through September 2022.

Performance-Based Restricted Stock Units

A summary of the Company’s performance-based RSUs for the nine months ended September 30, 2020 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Balance at January 1, 2020	1,067,809	$6.28
Granted	4,915	3.40
Vested	(169,793)	8.93
Forfeited or expired	(216,313)	8.02
Balance at September 30, 2020	686,618	$3.92

For the quarters ended September 30, 2020 and 2019, the Company recorded stock-based compensation expense related to these performance-based RSUs of $528 and $578, respectively. For the nine months ended September 30, 2020 and 2019, the Company recorded stock-based compensation expense related to these performance-based RSUs of $1,833 and $2,203, respectively. As of September 30, 2020, $974 of total unrecognized compensation cost related to these performance-based RSUs is expected to be recognized through March 2021.

The fair values of the time-based and performance-based RSU awards are based upon the closing stock price of the Company’s common stock on the date of grant.

Market Performance Units

The Company grants Market Performance Units (“MPUs”) to its senior executives based on stock price performance over a three-year period, measured on December 31 of each year in the performance period. The MPUs will vest in equal installments at the end of each year in the performance period only if the Company satisfies the stock price performance targets and the senior executives continue their employment through the dates the Compensation Committee has determined that the targets have been achieved. The value of the MPUs that will be earned each year ranges up to 15% of each of the senior executive’s base salaries in the year of the grant depending on the Company’s stock price performance target for that year. The value of the MPUs can be paid in either cash, common stock or a combination of cash and common stock, at the Company’s discretion. The MPUs are classified as a liability on the condensed consolidated balance sheets and are revalued at the end of each reporting period based on the awards’ fair value over a three-year period.

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

Nine Months Ended September 30,
	2020	2019
Risk-free interest rate	0.10% to 0.14%	1.61% to 1.88%
Estimated volatility factor	71.0% to 88.0%	40.0% to 54.0%
Expected dividends	None	None

For the quarters ended September 30, 2020 and 2019, the Company recorded stock-based compensation expense related to these MPUs of $(38) and $(39), respectively. For the nine months ended September 30, 2020 and 2019, the Company recorded stock-based compensation expense related to these MPUs of $35 and $25, respectively.

As of September 30, 2020, the Company recorded $119 and $35 in accrued liabilities and other non-current liabilities related to the MPUs, respectively, on its condensed consolidated balance sheet. As of December 31, 2019, the Company recorded $0 and $28 in accrued liabilities and other non-current liabilities related to the MPUs, respectively, on its condensed consolidated balance sheet.

The portions of the 2019, 2018 and 2017 MPU awards with respect to the 2019 performance year lapsed unvested. In January 2019, the Company issued 60,885 shares of common stock as payment in connection with MPUs for achieving the fiscal year 2018, 2017 and 2016 MPU awards’ stock performance targets with respect to the 2018 performance year.

Employee Stock Purchase Plan

On February 16, 2016, the Company’s Board of Directors adopted the ORBCOMM Inc. Employee Stock Purchase Plan (“ESPP”), which was approved by the Company’s shareholders on April 20, 2016. Under the terms of the ESPP, 5,000,000 shares of the Company’s common stock are available for issuance and eligible employees may have up to 10% of their gross pay deducted from their payroll, up to a maximum of $25 per year, to purchase shares of common stock at a discount of up to 15% of its fair market value, subject to certain conditions and limitations. Purchases of shares of common stock under the ESPP are made twice a year at six-month intervals. For the quarters ended September 30, 2020 and 2019, the Company recorded stock-based compensation expense related to the ESPP of $49 and $69, respectively. For the nine months ended September 30, 2020 and 2019, the Company recorded stock-based compensation expense related to the ESPP of $182 and $212, respectively. During the nine months ended September 30, 2020, 166,580 shares of the Company’s common stock were purchased under the ESPP at a price of $2.58 per share. During the nine months ended September 30, 2019, 113,703 shares of the Company’s common stock were purchased under the ESPP at a price of $5.68 per share.

4. Net Income (Loss) Attributable to ORBCOMM Inc. Common Stockholders

The Company accounts for earnings per share (“EPS”) in accordance with ASC Topic 260 “Earnings Per Share” (“ASC 260”) and related guidance, which requires two calculations of EPS to be disclosed: basic and diluted. The numerator in calculating basic and diluted EPS is an amount equal to the net income (loss) attributable to ORBCOMM Inc. common stockholders for the periods presented. The denominator in calculating basic EPS is the weighted average shares outstanding for the respective periods. The denominator in calculating diluted EPS is the weighted average shares outstanding, plus the dilutive effect of stock option grants, unvested SAR and RSU grants and shares of Series A convertible preferred stock, for the respective periods. The following table sets forth the basic and diluted EPS calculations for the quarters and nine months ended September 30, 2020 and 2019:

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net loss attributable to ORBCOMM Inc. common stockholders	$(5,525)	$(4,025)	$(19,170)	$(15,934)
Weighted average number of common shares outstanding:
Basic number of common shares outstanding	77,962	79,695	78,115	79,591
Dilutive effect of grants of stock options, unvested SARs and RSUs and shares of Series A convertible preferred stock	—	—	—	—
Diluted number of common shares outstanding	77,962	79,695	78,115	79,591
Earnings per share:
Basic	$(0.07)	$(0.05)	$(0.25)	$(0.20)
Diluted	$(0.07)	$(0.05)	$(0.25)	$(0.20)

The computations of net loss attributable to ORBCOMM Inc. common stockholders for the quarters and nine months ended September 30, 2020 and 2019 are as follows:

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net loss attributable to ORBCOMM Inc.	$(5,525)	$(4,013)	$(19,170)	$(15,922)
Preferred stock dividends on Series A convertible preferred stock	—	(12)	—	(12)
Net loss attributable to ORBCOMM Inc. common stockholders	$(5,525)	$(4,025)	$(19,170)	$(15,934)

5. Satellite Network and Other Equipment, Net

Satellite network and other equipment, net consisted of the following:

	September 30,	December 31,
	2020	2019
Land	$381	$381
Satellite network	200,398	198,746
Capitalized software	94,994	83,320
Computer hardware	7,250	6,528
Other	13,098	7,787
Assets under construction	11,670	13,832
	327,791	310,594
Less: accumulated depreciation and amortization	(195,029)	(165,041)
	$132,762	$145,553

During the quarters ended September 30, 2020 and 2019, the Company capitalized internal costs attributable to the design, development and enhancement of the Company’s products and services that have not yet been placed into service and internal-use software of $3,390 and $3,435, respectively. During the nine months ended September 30, 2020 and 2019, the Company capitalized internal costs attributable to the design, development and enhancement of the Company’s products and services that have not yet been placed into service and internal-use software of $11,248 and $10,728, respectively.

Depreciation and amortization expense for the quarters ended September 30, 2020 and 2019 was $9,470 and $9,544, respectively. This includes amortization of internal-use software of $823 and $767, respectively. Depreciation and amortization expense for the nine months ended September 30, 2020 and 2019 was $28,875 and $28,263, respectively, including amortization of internal-use software of $2,288 and $2,373, respectively.

For the quarters ended September 30, 2020 and 2019, $4,178 and $4,236 of depreciation and amortization expense, respectively, relate to cost of services and $534 and $712, respectively, relate to cost of product sales, as these assets support the Company’s revenue generating activities. For the nine months ended September 30, 2020 and 2019, $12,645 and $12,735 of depreciation and amortization expense, respectively, relate to cost of services and $1,564 and $2,110, respectively, relate to cost of product sales, as these assets support the Company’s revenue generating activities.

As of September 30, 2020 and December 31, 2019, assets under construction primarily consisted of costs associated with acquiring, developing, enhancing and testing software and hardware for internal and external use that have not yet been placed into service.

6. Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price of an acquired business over the estimated fair values of the underlying net tangible and intangible assets. Goodwill is allocated to the Company’s one reportable segment, which is its only reporting unit.

The Company’s intangible assets, net consisted of the following:

		September 30, 2020			December 31, 2019
	Useful life		Accumulated			Accumulated
	(years)	Cost	amortization	Net	Cost	amortization	Net
Customer lists	5 - 15	$113,357	$(58,326)	$55,031	$113,357	$(50,457)	$62,900
Patents and technology	3 - 10	23,424	(14,727)	8,697	23,424	(13,044)	10,380
Trade names and trademarks	1 - 2	3,003	(3,003)	—	3,003	(3,003)	—
		$139,784	$(76,056)	$63,728	$139,784	$(66,504)	$73,280

At September 30, 2020, the weighted-average amortization period for the intangible assets was 10.5 years. At September 30, 2020, the weighted-average amortization periods for customer lists, patents and technology and trade names and trademarks were 10.9, 9.3 and 1.2 years, respectively.

Amortization expense was $3,184 and $3,250 for the quarters ended September 30, 2020 and 2019, respectively. Amortization expense was $9,552 and $9,735 for the nine months ended September 30, 2020 and 2019, respectively.

Estimated future amortization expense for intangible assets as of September 30, 2020 was follows:

Amount
2020 (remaining)	$3,169
2021	12,112
2022	11,686
2023	11,408
2024	11,122
2025	4,432
Thereafter	9,799
$63,728

7. Accrued Liabilities

Accrued liabilities consisted of the following:

	September 30,	December 31,
	2020	2019
Accrued compensation and benefits	$8,827	$7,751
Accrued warranty obligations	6,064	6,526
Corporate income tax payable	871	2,341
VAT payable	2,747	2,614
Accrued satellite network and other equipment	751	247
Accrued inventory purchases	273	448
Accrued interest expense	10,000	5,000
Accrued professional fees	373	329
Accrued airtime charges	1,750	1,818
Short-term lease liability	2,765	2,608
Other accrued expenses	7,238	7,269
	$41,659	$36,951

Changes in accrued warranty obligations consisted of the following:

	2020	2019
Balance at January 1,	$6,526	$5,624
Reduction of warranty liabilities assumed in connection with acquisitions	—	(476)
Warranty expense	1,254	811
Warranty charges	(1,716)	(37)
Balance at September 30,	$6,064	$5,922

8. Note Payable - Related Party

In connection with the acquisition of a majority interest in Satcom International Group plc in 2005, the Company recorded an indebtedness to OHB Technology A.G. (formerly known as OHB Teledata A.G.), a stockholder of the Company. At each of September 30, 2020 and December 31, 2019, the principal balance of the note payable was €1,138, with a carrying value of $1,332 at September 30, 2020 and $1,275 at December 31, 2019. The carrying value was based on the note’s estimated fair value at the time of acquisition. The difference between the carrying value and principal balance was being amortized to interest expense over the six-year estimated life, which ended on September 30, 2011. This note does not bear interest and has no fixed repayment term. Repayment of the note will be made from the distribution profits (as defined in the note agreement) of ORBCOMM Europe LLC, a wholly-owned subsidiary of the Company. The note has been classified as long-term, as the Company does not expect any repayments to be required prior to September 30, 2021.

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

In connection with the issuance of the Senior Secured Notes, the Company incurred debt issuance costs of approximately $5,431. For the quarters and nine months ended September 30, 2020 and 2019, amortization of the debt issuance costs was $194 and $582, respectively.  The Company recorded charges of $5,194 and $15,582 to interest expense on its condensed consolidated statements of operations for the quarters and nine months ended September 30, 2020 and 2019, respectively, related to interest expense and amortization of debt issuance costs associated with the Senior Secured Notes.

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

At September 30, 2020, no amounts were outstanding under the Revolving Credit Facility. As of September 30, 2020, the Company was in compliance with all financial covenants under the Revolving Credit Agreement.

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

Series A Convertible Preferred Stock

During the quarter and nine months ended September 30, 2020, the Company did not issue dividends of Series A convertible preferred stock to the holders of the Series A convertible preferred stock. As of September 30, 2020, dividends in arrears were $20.

Common Stock

As of September 30, 2020, the Company has reserved 14,154,410 shares of common stock for future issuances related to employee stock compensation plans.

On August 5, 2019, the Company’s Board of Directors authorized a stock repurchase program under which the Company may repurchase up to $25,000 of the Company’s outstanding shares of common stock through open market transactions and privately negotiated transactions, until August 5, 2020. In addition, open market repurchases of common stock may be made pursuant to applicable securities laws and regulations, including Rule 10b-18, as well as Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. During the nine months ended September 30, 2020, the Company repurchased 836,904 shares at an average share price of $2.98. As of September 30, 2020, authorization for approximately $13,112 of the Company’s common stock remained available for future purchases under the repurchase program. In mid-March 2020, the Company suspended further purchases given the economic uncertainty resulting from the COVID-19 pandemic.

11. Segment Information

The Company operates in one reportable segment, industrial IoT services. Other than satellites in orbit, goodwill and intangible assets, long-lived assets outside of the United States are not significant. The Company’s foreign exchange exposure is limited as approximately 90% of the Company’s consolidated revenue is collected in U.S. dollars. The following table summarizes revenues on a percentage basis by geographic region, based on the region in which the customer is located.

	Quarters Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
United States	54%	54%	52%	52%
South America	8%	11%	9%	11%
Japan	6%	6%	6%	7%
Europe	17%	18%	18%	18%
Other	15%	11%	15%	12%
	100%	100%	100%	100%

12. Income Taxes

For the quarters ended September 30, 2020 and 2019, the Company had an income tax expense of $789 and $1,504, respectively. For the nine months ended September 30, 2020 and 2019, the Company had an income tax expense of $788 and $3,354, respectively. The decrease in the income tax provision for the quarter and nine months ended September 30, 2020 primarily related to amended tax filings and provision to tax return true-ups for multiple international entities.  This resulted in an international tax benefit recorded in these periods.  In addition, the change in geographical mix of income decreased taxable non-U.S. earnings before income taxes, when compared to the prior year periods.

As of September 30, 2020 and December 31, 2019, the Company maintained a valuation allowance against all of its net deferred tax assets, excluding goodwill, attributable to operations in the United States, as the realization was not considered more likely than not.

There were no changes to the Company’s unrecognized tax benefits during the nine months ended September 30, 2020. The Company does not expect any significant changes to its unrecognized tax positions during the next twelve months.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were recognized during the nine months ended September 30, 2020.

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

Airtime Credits

In 2001, in connection with the organization of ORBCOMM Europe and the reorganization of the ORBCOMM business in Europe, the Company agreed to grant certain country representatives in Europe approximately $3,736 in airtime credits. The Company has not recorded the airtime credits as a liability for the following reasons: (i) the Company has no obligation to pay the unused airtime credits if they are not utilized and (ii) the airtime credits are earned by the country representatives only when the Company generates revenue from the country representatives. The airtime credits have no expiration date. Accordingly, the Company is recording airtime credits as services are rendered and these airtime credits are recorded net of revenues from the country representatives. For both the quarters ended September 30, 2020 and 2019, airtime credits used totaled approximately $7. For both the nine months ended September 30, 2020 and 2019, airtime credits used totaled approximately $22. As of September 30, 2020 and 2019, unused credits granted by the Company were approximately $1,896 and $1,926, respectively.

14. Leases

Lessee

The Company determines whether an arrangement is a lease at inception. The Company has operating leases for land, office space, data centers and storage facilities, as well as office equipment and vehicles. The Company’s leases have remaining lease terms of less than one year to 12 years, some of which include options to extend the lease term for up to five years, and some of which include options to terminate the lease within one year. The Company considers these options in determining the lease term used to establish the Company’s right-of use assets and lease liabilities. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

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

The Company has lease agreements with lease and non-lease components, which are generally not accounted for separately.

Components of lease expense are as follows:

	Nine Months Ended September 30,	Nine Months Ended September 30,
	2020	2019
Operating lease cost	$2,731	$2,918

The Company has lease arrangements which are classified as short-term in nature.  These leases meet the criteria for operating lease classification. In addition, the Company has variable lease costs associated with certain leases. Lease costs associated with the short-term leases and variable lease components, included in selling, general and administrative expenses on the Company’s condensed consolidated statements of operations during the nine months ended September 30, 2020, were not material.

Supplemental cash flow information and non-cash activity related to the Company’s operating leases are as follows:

	Nine Months Ended September 30,	Nine Months Ended September 30,
	2020	2019
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$2,954	$3,128
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$196	$15,794

The right-of-use balance for the nine months ended September 30, 2019 includes $10,892 recorded January 1, 2019 in connection with the initial implementation of ASC 842 “Leases.”

Supplemental balance sheet information related to the Company’s operating leases is as follows:

		September 30,	December 31,
	Balance Sheet Classification	2020	2019
Right-of-use assets	Other assets	$14,040	$15,894
Current lease liabilities	Accrued liabilities	2,765	2,608
Non-current lease liabilities	Other liabilities	13,979	16,266

The weighted-average remaining lease term and discount rate for the Company’s operating leases are as follows:

	September 30,	September 30,
	2020	2019
Weighted-average remaining lease term (in years)	6.55	7.05
Weighted-average discount rate	8.0%	8.0%

Maturities of lease liabilities by fiscal year for the Company’s operating leases are as follows:

September 30,
2020
2020 (remaining)	$957
2021	3,796
2022	3,329
2023	3,166
2024	2,996
Thereafter	7,357
Total lease payments	21,601
Less: Imputed interest	(4,857)
Present value of lease liabilities	$16,744

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

15. Subsequent Events

In October 2020, the Company repurchased approximately $30 million aggregate principal amount of the Senior Secured Notes in open market purchases at an aggregate purchase price of approximately 100.40% of the notional amount of these Senior Secured Notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Certain statements discussed in this Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally relate to our plans, estimates, objectives and expectations for future events, as well as projections, business trends, and other statements that are not historical facts. Such forward-looking statements are subject to known and unknown risks and uncertainties, some of which are beyond our control, which may cause our actual results, performance or achievements, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include but are not limited to: the impact of the novel coronavirus (“COVID-19”) pandemic; demand for and market acceptance of our products and services and our ability to successfully implement our business plan; our dependence on our subsidiary companies (Market Channel Affiliates (“MCAs”)) and third-party product and service developers and providers, distributors and resellers (Market Channel Partners (“MCPs”)) to develop, market and sell our products and services, especially in markets outside the United States; substantial losses we have incurred and may continue to incur; substantial competition in the telecommunications, Automatic Identification Service (“AIS”) data and industrial Internet of Things (“IoT”) industries; the inability to effect suitable investments, alliances and acquisitions or the inability to successfully integrate acquired businesses and systems; defects, errors or other insufficiencies in our products or services; failure to meet minimum service level commitments to certain of our customers; our dependence on significant customers for a substantial portion of our revenues, including key customers such as JB Hunt Transport Services, Inc., Caterpillar Inc., Komatsu Ltd., Carrier Corporation and Satlink S.L.; our ability to expand our business outside the United States and risks related to the economic, political and other conditions in foreign countries in which we do business; fluctuations in foreign currency exchange rates; unanticipated domestic or foreign tax or fee liabilities; the possibility we will be required to collect certain taxes in jurisdictions where we have not historically done so; economic, political and other conditions; extreme events such as man-made or natural disasters, earthquakes, severe weather or other climate change-related events; our dependence on a limited number of manufacturers for many of our products and services; interruptions, discontinuations, slowdown or loss of the supply of subscriber communicators from our vendor Sanmina Corporation; legal proceedings; our reliance on intellectual property; increased regulatory restrictions and oversight; lack of in-orbit or other insurance for our ORBCOMM Generation 1 or ORBCOMM Generation 2 satellites; our reliance on third-party wireless network service providers to deliver existing and developing services in certain areas of our business; significant interruptions, discontinuation or loss of services provided by Inmarsat plc; failure to maintain proper and effective internal controls; inaccurate estimates in accounting or incorrect financial assumptions; significant operating risks related to our satellites due to various types of potential anomalies and potential impacts of space debris or other spacecrafts;  the failure of our systems or reductions in levels of service due to technological malfunctions or deficiencies or other events outside of our control; difficulty upgrading or replacing aging hardware and software we use in operating our gateway earth stations and our customers’ subscriber communicators; technical or other difficulties with our gateway earth stations; security risks related to our networks, data processing systems and software systems and those of our third-party service providers; liabilities or additional costs as a result of laws, governmental regulations and evolving views of personal privacy rights; failure of our information technology systems; cybersecurity risks; the level of our indebtedness and the terms of our 8.0% senior secured note indenture and our revolving credit agreement, under which we may borrow up to $25.0 million, that could restrict our business activities or our ability to execute our strategic objectives or adversely affect our financial performance; and the other risks described in our filings with the Securities and Exchange Commission (“SEC”). For more detail on these and other risks, please see our Annual Report on Form 10-K for the year ended December 31, 2019 (“Annual Report”), other documents we file with the SEC and Part II. Item 1A, “Risk Factors” in this Form 10-Q. We undertake no obligation to publicly revise any forward-looking statements or cautionary factors, except as required by law.

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

The table below presents our revenues for the quarters and nine months ended September 30, 2020 and 2019, together with the percentage of total revenue represented by each revenue category:

	Quarters Ended September 30,
(In thousands)	2020		2019
Service revenues	$39,738	64.4%	$40,550	58.6%
Product sales	22,004	35.6%	28,643	41.4%
	$61,742	100.0%	$69,193	100.0%

	Nine Months Ended September 30,
(In thousands)	2020		2019
Service revenues	$118,691	64.3%	$119,295	59.0%
Product sales	65,962	35.7%	83,036	41.0%
	$184,653	100.0%	$202,331	100.0%

Total revenues for the quarters ended September 30, 2020 and 2019 were $61.7 million and $69.2 million, respectively, a decrease of 10.8%. Total revenues for the nine months ended September 30, 2020 and 2019 were $184.7 million and $202.3 million, respectively, a decrease of 8.7%.

Service Revenues

	Quarters Ended September 30,		Change
(In thousands)	2020	2019	Dollars	%
Recurring service revenues	$36,393	$39,161	$(2,768)	(7.1)%
Other service revenues	3,345	1,389	1,956	140.8%
Total service revenues	$39,738	$40,550	$(812)	(2.0)%

	Nine Months Ended September 30,		Change
(In thousands)	2020	2019	Dollars	%
Recurring service revenues	$113,252	$115,196	$(1,944)	(1.7)%
Other service revenues	5,439	4,099	1,340	32.7%
Total service revenues	$118,691	$119,295	$(604)	(0.5)%

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

The decreases in service revenues for the quarter and nine months ended September 30, 2020, compared to the prior year periods, were primarily due to the expiration at the end of 2019 of our contract with AT&T Services, Inc. (“AT&T”), providing our services to Maersk Lines (“Maersk”), as described below, and decreases in usage mainly due to the economic downturn in the oil and gas industry and heavy equipment customers. The increases in other service revenues for the quarter and nine months ended September 30, 2020, compared to the prior year periods, were largely related to one-time software license revenue of $2.4 million recorded in the quarter ended September 30, 2020.

As of September 30, 2020, we had approximately 2,170,000 billable subscriber communicators compared to approximately 2,583,000 billable subscriber communicators as of September 30, 2019, a decrease of 16.0%. As of December 31, 2019, excluding the billable subscriber communicators issued by Maersk described below, we had approximately 2,231,000 billable subscriber communicators. Separately, at year-end 2019, we deactivated approximately 85,000 non-revenue generating device communicators that were not actively transmitting data or were in a suspend/test mode. This action was performed in connection with our platform convergence project. Subsequent to these adjustments, we had approximately 2,144,000 billable subscriber communicators as of December 31, 2019. From December 31, 2019 through September 30, 2020, we added 116,000 billable subscriber communicators, offset partially, by deactivations of 90,000 units related in part to decreases in active subscriber devices of oil and gas and heavy equipment customers and our platform convergence project.

Our program with Maersk, through our contract with AT&T, expired on December 31, 2019. The remaining deferred revenue of approximately $1.9 million associated with this contract was recognized during the nine months ended September 30, 2020 as an immaterial prior period adjustment. The contract was assumed as part of the WAM Technologies, LLC acquisition in 2015.

Service revenue growth can be impacted by the customary lag between subscriber communicator activations and recognition of service revenue from these units, as well as the mix of new subscriber activations in the period.

Product Sales

	Quarters Ended September 30,		Change
(In thousands)	2020	2019	Dollars	%
Product sales	$22,004	$28,643	$(6,639)	(23.2)%

	Nine Months Ended September 30,		Change
(In thousands)	2020	2019	Dollars	%
Product sales	$65,962	$83,036	$(17,074)	(20.6)%

We derive product revenues primarily from sales of industrial IoT subscriber communicators, including telematics devices, modems and cellular wireless SIMs, to our resellers and direct customers, as well as through leasing arrangements of subscriber communicators.

The decreases in product revenues for the quarter and nine months ended September 30, 2020, compared to the prior year periods, were primarily due to timing of shipments impacted by the COVID-19 pandemic and the downturn in the oil and gas industry.

Cost of Revenues, Exclusive of Depreciation and Amortization

	Quarters Ended September 30,		Change
(In thousands)	2020	2019	Dollars	%
Cost of services	$12,968	$12,568	$400	3.2%
Cost of product sales	15,629	19,640	(4,011)	(20.4)%

	Nine Months Ended September 30,		Change
(In thousands)	2020	2019	Dollars	%
Cost of services	$38,608	$39,123	$(515)	(1.3)%
Cost of product sales	46,121	58,275	(12,154)	(20.9)%

Cost of services is comprised of expenses to operate our network, such as payroll and related costs, including stock-based compensation, installation costs, and usage fees to third-party networks, but excludes depreciation and amortization discussed below. The increase in cost of services for the quarter ended September 30, 2020, compared to the prior year period, was primarily due to non-recurring indirect costs associated with employee-related and system maintenance costs. The decrease in cost of services for the nine months ended September 30, 2020, compared to the prior year period, was primarily due to our cost reduction initiatives implemented throughout the Company.

Cost of product sales includes the purchase price of subscriber communicators and SIMs sold, costs of warranty obligations and shipping charges, as well as operational costs to fulfill customer orders, including costs for employees and inventory management. The decreases in cost of product sales for the quarter and nine months ended September 30, 2020, compared to the prior year periods, were primarily due to the decreases in product sales and the lower costs associated with new product offerings and the mix of product shipments, as well as other non-recurring benefits related to warranties and purchase price variances.

Selling, General and Administrative Expenses

	Quarters Ended September 30,		Change
(In thousands)	2020	2019	Dollars	%
Selling, general and administrative expenses	$16,417	$18,211	$(1,794)	(9.9)%

	Nine Months Ended September 30,		Change
(In thousands)	2020	2019	Dollars	%
Selling, general and administrative expenses	$53,621	$52,842	$779	1.5%

Selling, general and administrative (“SG&A”) expenses relate primarily to expenses for general management, sales and marketing, finance, audit and legal fees and general operating expenses.  The decrease in SG&A expenses for the quarter ended September 30, 2020, compared to the prior year period, was primarily due to reduced consulting and professional services, as well as reduced travel and entertainment costs, as a result of travel restrictions due to the COVID-19 pandemic, offset, in part, by an increase in bad debt expense. The increase in SG&A expenses for the nine months ended September 30, 2020, compared to the prior year period, was primarily due to reductions in contingent liabilities in 2019 which did not recur in 2020, offset, in part, by an increase in bad debt expense in 2020.

Product Development Expenses

	Quarters Ended September 30,		Change
(In thousands)	2020	2019	Dollars	%
Product development	$3,308	$3,686	$(378)	(10.3)%

	Nine Months Ended September 30,		Change
(In thousands)	2020	2019	Dollars	%
Product development	$9,912	$11,385	$(1,473)	(12.9)%

Product development expenses consist primarily of the expenses associated with our engineering efforts, including the cost of third parties to support our current applications. Product development expenses for the quarter and nine months ended September 30, 2020 decreased, compared to the prior year periods, reflecting lower employee costs, reduced consulting services, as well as reduced travel and entertainment costs, as a result of travel restrictions due to the COVID-19 pandemic and other expenses associated with our continued development of new solutions and services for our customers.

Depreciation and Amortization

	Quarters Ended September 30,		Change
(In thousands)	2020	2019	Dollars	%
Depreciation and amortization	$12,654	$12,794	$(140)	(1.1)%

	Nine Months Ended September 30,		Change
(In thousands)	2020	2019	Dollars	%
Depreciation and amortization	$38,427	$37,998	$429	1.1%

The increase in depreciation and amortization expense for the nine months ended September 30, 2020, compared to the prior year period, was primarily due to higher depreciation associated with our capitalized costs attributable to the design, development and enhancements of our products and services sold to our customers and our internally developed software.

Acquisition-Related and Integration Costs

	Quarters Ended September 30,		Change
(In thousands)	2020	2019	Dollars	%
Acquisition-related and integration costs	$134	$4	$130	NM

	Nine Months Ended September 30,		Change
(In thousands)	2020	2019	Dollars	%
Acquisition-related and integration costs	$336	$693	$(357)	(51.5)%

Acquisition-related and integration costs include professional services expenses and identifiable integration costs directly attributable to our acquisitions. The decrease in acquisition-related and integration costs for the nine months ended September 30, 2020, compared to the prior year period, reflects lower acquisition and integration activity for the 2020 period.

Other Income (Expense)

Other income (expense) is comprised primarily of interest expense, foreign exchange gains and losses, interest income from our cash and cash equivalents, which can consist of U.S. Treasuries and interest-bearing instruments, and interest income related to capital leases.

	Quarters Ended September 30,		Change
(In thousands)	2020	2019	Dollars	%
Interest income	$260	$444	$(184)	(41.4)%
Other income (expense)	(421)	188	(609)	NM
Interest expense	(5,225)	(5,287)	62	(1.2)%
Total other expense	$(5,386)	$(4,655)	$(731)	15.7%

	Nine Months Ended September 30,		Change
(In thousands)	2020	2019	Dollars	%
Interest income	$941	$1,408	$(467)	(33.2)%
Other income (expense)	(921)	130	(1,051)	NM
Interest expense	(15,881)	(15,850)	(31)	0.2%
Total other expense	$(15,861)	$(14,312)	$(1,549)	10.8%

The increases in other expense for the quarter and nine months ended September 30, 2020, compared to the prior year periods, were primarily due to increased other income (expense) related to the change in foreign currency translation and a reduction in interest income during the current year period. We believe our foreign exchange exposure is limited as a majority of our revenue is collected in U.S. dollars.

Income Taxes

For the quarter ended September 30, 2020, our income tax expense was $0.8 million, compared to $1.5 million for the prior year period. For the nine months ended September 30, 2020, our income tax expense was $0.8 million, compared to $3.4 million for the prior year period. The decreases in the income tax provision for the quarter and nine months ended September 30, 2020 primarily related to amended tax filings and provision to tax return true-ups for multiple international entities.  This resulted in an international tax benefit recorded in these periods.  In addition, the change in geographical mix of income, decreased taxable non-U.S. earnings before income taxes when compared to the prior year periods.

As of September 30, 2020 and December 31, 2019, we maintained a valuation allowance against our net deferred tax assets primarily attributable to operations in the United States, as the realization of such assets was not considered more likely than not.

Net Loss

For the quarter ended September 30, 2020, we had a net loss of $5.5 million compared to a net loss of $3.9 million in the prior year period, primarily due to decreased revenue, offset, in part, by decreased costs associated with our products and services, as described above.

For the nine months ended September 30, 2020, we had a net loss of $19.0 million compared to a net loss of $15.7 million in the prior year period, primarily due to decreased revenue, offset, in part, by decreased costs associated with our products and services, as described above.

Noncontrolling Interests

Noncontrolling interests relate to earnings and losses attributable to noncontrolling shareholders.

Net Loss Attributable to ORBCOMM Inc.

For the quarter ended September 30, 2020, we had a net loss attributable to our company of $5.5 million, compared to a net loss of $4.0 million in the prior year period.  For the nine months ended September 30, 2020, we had a net loss attributable to our company of $19.2 million, compared to a net loss of $15.9 million in the prior year period.

Liquidity and Capital Resources

Overview

Our liquidity requirements arise from our working capital needs, our obligation to make scheduled payments of interest on our indebtedness and our need to fund growth initiatives and make capital expenditures to support our current operations and to facilitate growth and expansion. We have financed our operations and expansion with cash flows from operating activities, sales of our common stock through public offerings and private placements of debt. At September 30, 2020, we have an accumulated deficit of $230.1 million. Our primary source of liquidity consists of cash and cash equivalents totaling $76.3 million at September 30, 2020 and an unused $25.0 million Revolving Credit Facility under the Revolving Credit Agreement, as described below, available for use for working capital and general business purposes, which we believe will be sufficient to provide working capital, make interest payments and fund capital expenditures to support operations and facilitate growth and expansion for the next twelve months.

As previously reported, during the quarter ended June 30, 2020, we received proceeds from a loan in the amount of $7.6 million (the “PPP Loan”) from JPMorgan Chase Bank, N.A. (“JPMorgan Chase”), as lender, pursuant to the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). We believe that we qualified to apply for and receive the PPP Loan pursuant to the PPP under the provisions of the CARES Act and the Small Business Administration (“SBA”) guidance in effect at that time. In light of our entering into the amendment to our revolving credit facility described below under “—Future Liquidity and Capital Resource Requirements” to provide us with access to additional liquidity, our improved outlook on our ability to generate cash from operations in the quarter ended June 30, 2020, the evolving requirements and the new guidance issued by the SBA subsequent to our receipt of the PPP Loan, we repaid the full amount of the PPP Loan received and any accrued interest on June 25, 2020. The PPP Loan was prepayable at any time prior to the maturity date without any prepayment penalties.

Operating Activities

Cash provided by our operating activities for the nine months ended September 30, 2020 was $39.4 million, resulting from a net loss of $19.0 million, offset by non-cash items including $38.4 million for depreciation and amortization and $4.5 million for stock-based compensation. Working capital activities for the nine months ended September 30, 2020 provided cash of $9.3 million, primarily due to a decrease of $2.6 million in accounts receivable relating to decreased revenues and timing of receivables, a decrease of $3.1 million in prepaid expenses and other assets, a decrease of $5.7 million in inventories and an increase of $1.3 million in accounts payable and accrued liabilities, offset, in part, by a decrease of $1.3 million in deferred revenue and a decrease of $2.1 million in other liabilities.

Cash provided by our operating activities for the nine months ended September 30, 2019 was $20.8 million, resulting from a net loss of $15.7 million and cash used by working capital of $7.9 million, offset by non-cash items including $38.0 million for depreciation and amortization and $5.4 million for stock-based compensation. Working capital activities for the nine months ended September 30, 2019 used cash of $7.9 million, primarily due to an increase of $6.0 million in accounts receivable largely related to timing of receivables, an increase of $4.0 million in inventories, an increase of $3.3 million in prepaid expenses and other assets and a decrease of $1.2 million in other liabilities, offset, in part, by an increase of $7.0 million in accounts payable and accrued liabilities primarily related to timing of payments.

Investing Activities

Cash used in our investing activities for the nine months ended September 30, 2020 was $15.6 million, resulting from capital expenditures and, to a lesser degree, to our subscription model during the period.

Cash used in our investing activities for the nine months ended September 30, 2019 was $16.2 million, resulting from capital expenditures during the period.

Financing Activities

Cash used in our financing activities for the nine months ended September 30, 2020 was $2.1 million, due to payments of $2.5 million for purchases of common stock under our share repurchase program, offset, in part, by $0.4 million in proceeds from the sale of common stock under the employee stock purchase plan.

Cash used in our financing activities for the nine months ended September 30, 2019 was $7.3 million, due to payments of $7.9 million in purchases of common stock under our share repurchase program, offset, in part, by $0.6 million in proceeds from the sale of common stock under the employee stock purchase plan.

Future Liquidity and Capital Resource Requirements

We believe that our existing cash and cash equivalents, along with expected cash flows from operating activities and funds available under our Revolving Credit Facility described below (subject to applicable covenant limitations), will be sufficient to provide working capital, make interest payments and fund growth initiatives and make capital expenditures to support operations and facilitate growth and expansion for the next twelve months. We continuously evaluate our capital structure to ensure the most appropriate and optimal structure and may, from time to time, retire, repurchase, exchange or redeem outstanding indebtedness or common stock, issue new equity or debt securities or enter into new lending arrangements if conditions warrant. Any repurchases or exchanges, will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

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

In October 2020, we repurchased approximately $30 million aggregate principal amount of the Senior Secured Notes in open market purchases at an aggregate purchase price of approximately 100.40% of the notional amount of these Senior Secured Notes.

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

At September 30, 2020, no amounts were outstanding under the Revolving Credit Facility. As of September 30, 2020, we were in compliance with all financial covenants under the Revolving Credit Agreement.

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

The following table reconciles our net loss attributable to ORBCOMM Inc. to EBITDA and Adjusted EBITDA for the periods shown:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)		(In thousands)
Net loss attributable to ORBCOMM Inc.	$(5,525)	$(4,013)	$(19,170)	$(15,922)
Income tax expense	789	1,504	788	3,354
Interest income	(260)	(444)	(941)	(1,408)
Interest expense	5,225	5,287	15,881	15,850
Depreciation and amortization	12,654	12,794	38,427	37,998
EBITDA	12,883	15,128	34,985	39,872
Stock-based compensation	1,325	1,663	4,475	5,406
Net income attributable to noncontrolling interests	(18)	144	149	271
Acquisition-related and integration costs	134	4	336	693
Adjusted EBITDA	$14,324	$16,939	$39,945	$46,242

For the quarter ended September 30, 2020 compared to the quarter ended September 30, 2019, EBITDA decreased $2.2 million, while net loss attributable to ORBCOMM Inc. increased $1.5 million and Adjusted EBITDA decreased $2.6 million.

For the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, EBITDA decreased $4.9 million, while net loss attributable to ORBCOMM Inc. increased $3.2 million and Adjusted EBITDA decreased $6.3 million.

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

The following tables reconcile GAAP Service Gross Margin to Non-GAAP Service Gross Margin and GAAP Product Gross Margin to Non-GAAP Product Gross Margin for the periods shown:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
(In thousands, except margin data)
Service revenues	$39,738	$40,550	$118,691	$119,295
Minus - Cost of services, including depreciation and amortization expense	17,146	16,804	51,253	51,858
GAAP Service gross profit	$22,592	$23,746	$67,438	$67,437
Plus - Depreciation and amortization expense	4,178	4,236	12,645	12,735
Non-GAAP Service gross profit	$26,770	$27,982	$80,083	$80,172
GAAP Service gross margin	56.9%	58.6%	56.8%	56.5%
Non-GAAP Service gross margin	67.4%	69.0%	67.5%	67.2%

	Quarters Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
(In thousands, except margin data)
Product sales	$22,004	$28,643	$65,962	$83,036
Minus - Cost of product sales, including depreciation and amortization expense	16,163	20,352	47,685	60,385
GAAP Product gross profit	$5,841	$8,291	$18,277	$22,651
Plus - Depreciation and amortization expense	534	712	1,564	2,110
Non-GAAP Product gross profit	$6,375	$9,003	$19,841	$24,761
GAAP Product gross margin	26.5%	28.9%	27.7%	27.3%
Non-GAAP Product gross margin	29.0%	31.4%	30.1%	29.8%

GAAP Service Gross Margin, inclusive of depreciation and amortization expense, was 56.9% in the third quarter of 2020, compared to 58.6% in the prior year period. Non-GAAP Service Gross Margin, excluding depreciation and amortization expense, was 67.4% in the third quarter of 2020, compared to 69.0% in the prior year period. The decline in the quarter ended September 30, 2020, compared to the prior year period, was primarily due to the acceleration of deferred revenues recognized in the prior year associated with the expired AT&T contract. GAAP Service Gross Margin, inclusive of depreciation and amortization expense, was 56.8% in the nine months ended September 30, 2020, compared to 56.5% in the prior year period. Non-GAAP Service Gross Margin, excluding depreciation and amortization expense, was 67.5% in the nine months ended September 30, 2020, compared to 67.2% in the prior year period. The improvement in the nine months ended September 30, 2020, compared to the prior year period, was primarily due to lower costs achieved through the Company’s 2020 cost reduction plan.

GAAP Product Gross Margin, inclusive of depreciation and amortization expense, was 26.5% in the third quarter of 2020, compared to 28.9% in the prior year period. Non-GAAP Product Gross Margin, excluding depreciation and amortization expense, was 29.0% in the third quarter of 2020, compared to 31.4% in the prior year period. The decline in the quarter ended September 30, 2020 was primarily due to lower product revenue, compared to the prior year period. GAAP Product Gross Margin, inclusive of depreciation and amortization expense, was 27.7% in the nine months ended September 30, 2020, compared to 27.3% in the prior year period. Non-GAAP Product Gross Margin, excluding depreciation and amortization expense, was 30.1% in the nine months ended September 30, 2020, compared to 29.8% in the prior year period. The improvement in the nine months ended September 30, 2020 was primarily due to a better mix of higher-margin products shipped, compared to the prior year period.

Contractual Obligations

As of September 30, 2020, there have been no material changes in our contractual obligations previously disclosed in our Annual Report.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

As of September 30, 2020, there have been no material changes in our assessment of our sensitivity to market risk, as previously disclosed in Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risks” in our Annual Report.

Concentration of Credit Risk

There were no customers who generated revenues greater than 10% of the Company’s consolidated total revenues for the quarters and nine months ended September 30, 2020 and 2019.

Item 4. Disclosure Controls and Procedures

Evaluation of the Company’s Disclosure Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of September 30, 2020. Based on their evaluation, the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2020.

Changes in Internal Control over Financial Reporting

We reviewed our internal control over financial reporting at September 30, 2020. There have been no changes in our internal control over financial reporting identified in an evaluation thereof that occurred during the nine months ended September 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Risks Related to Our Business

As of September 30, 2020, there have been no material changes in the risk factors previously disclosed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, except that the following risk factors under the heading “Risks Related to Our Business” are replaced in their entirety with the following:

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

Numerous governmental jurisdictions, including the States of New Jersey and Florida, where we maintain our principal executive offices and regional executive offices, respectively, and those in which many of our U.S. and international offices are based, imposed “shelter-in-place” orders, quarantines, executive orders and similar governmental orders and restrictions for their residents to control the spread of COVID-19. Most states and the federal government, including the States of New Jersey and Florida, together with foreign jurisdictions in which we have operation centers, declared a state of emergency related to the spread of COVID-19. Such orders or restrictions have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions and cancellation of events, among other effects, thereby negatively impacting our customers, employees, and offices, among others. These challenges have been, and are anticipated to continue being, difficult to manage in foreign jurisdictions in which we have offices due to, among other things, a reduced ability to enable efficient and secure work-from-home environments. Although the restrictions have been or are in the process of being lifted in many jurisdictions, there has been a recent resurgence of COVID-19 cases in several states, including Florida and New Jersey, and it remains unclear whether restrictions may be reinstituted and the impact they may have on our Company.

Our business is heavily dependent on Sanmina Corporation (“Sanmina”), a contract manufacturer with significant operations in Mexico, for the manufacture of the subscriber communicators that we design and sell. Currently, Sanmina is permitted to continue to manufacture our subscriber communicators as our products are used within the communications sector (providing services using terrestrial, satellite, and wireless transmissions systems) and designated as essential “critical infrastructure sectors” as defined by the U.S. Cybersecurity and Infrastructure Security Agency (CISA). Sanmina had recently been limited to work at 80% capacity to protect the health of its workers; however, we cannot provide any guarantee that our contract manufacturer will continue to be permitted to manufacture our ordered levels of demand. Sanmina’s ability to manufacture our products is also dependent upon electronic component availability. The prioritization of electronic components towards medical and/or emergency products could negatively affect Sanmina’s ability to manufacture our products.

Many of our customers, including heavy equipment manufacturers, transportation providers, and oil and gas customers have faced, and will continue to face, substantial challenges in operating in the current environment. For example, many of our heavy equipment and refrigerated original equipment manufacturers temporarily closed factories due to employee health concerns from COVID-19. Based on industry data, loads for transportation of goods were also significantly down as a result of the economic shutdown caused by COVID-19. The strength of the U.S. dollar is also a concern for our foreign customers, especially for our large satellite value-added reseller customers in Brazil where the Real is weak. This has caused us to temporarily adjust service revenue billing rates to accommodate unfavorable exchange rates. Further, a recession or prolonged economic contraction as a result of the COVID-19 pandemic could also harm the business and results of operations of our enterprise customers, resulting in potential business closures, layoffs of employees and a significant increase in unemployment in the United States and elsewhere, which may continue even after the pandemic is contained. The occurrence of any such events may lead to a reduction in the capital and operating budgets our customers have available to invest in our industrial IoT solutions, which could reduce our revenue and harm our business, financial condition and results of operations.

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

We process and retain large amounts of customer information. Our software products also enable our customers to store and process data. We have included security features in our products and processes that are intended to protect the privacy and integrity of data, including confidential client data, and we expect the secure transmission of data over public networks. Security for our products and processes is critical given the confidential nature of the information contained in our systems. We also rely on employees in our network operations centers, data centers, and support operations to follow our procedures when handling such information. However, our network and those of our third-party service providers (including data storage facilities), banks, and our customers may be vulnerable to unauthorized access, computer viruses, ransomware and other security problems. It is possible that our security controls, our selection and training of employees, and other practices we follow may not prevent the improper disclosure of or access to information. Persons who circumvent security measures could wrongfully obtain or use information on the network or cause interruptions, delays or malfunctions in our operations, or misappropriation of assets, any of which could have a material adverse effect on our business, financial condition and results of operations. Any unauthorized access, computer viruses, ransomware, accidental or intentional release of confidential or personal information or other disruptions have resulted, and in the future could result in increased costs, customer dissatisfaction leading to loss of customers and revenues, and fines and other liabilities. Also, such unauthorized access, disclosure or disruption could harm our reputation and subject us to liability in regulatory proceedings and private litigation, resulting in increased costs or loss of revenue. Improper disclosure of corporate data could result in lawsuits or regulatory proceedings alleging damages and perceptions that our products and services do not adequately protect the privacy of customer data and could inhibit sales of our products and services. In addition, our customer and vendor contracts may not sufficiently protect us against third-party claims related to an incident. Defending these types of claims could result in increased expenses for litigation and claims settlement and a significant diversion of our management’s attention. Additionally, our software products, the systems on which the products are used, and our networks and data processing systems may not be impervious to intentional break-ins (“hacking”), email spoofing, phishing, ransomware cyber-attacks or other disruptive disclosures or problems, whether as a result of inadvertent third-party action, employee action, malfeasance, or otherwise. Hacking, email spoofing, phishing, ransomware, cyber-attacks or other disruptive problems could result in the diversion of our development resources, damage to our reputation, increased cyber-security protection costs and general service costs. These cyber-security events, any damage caused by them, or interruptions could have a material adverse effect on our business, financial condition and results of operations. Cyber-security risks may be increased while many of our personnel and those of our third-party providers are working remotely due to the COVID-19 pandemic. While we have experienced and expect to continue to experience threats and attacks on our networks and data processing systems seeking to gain unauthorized access to our systems or data or to cause disruptions in service, including through ransomware, based on information known to date, past threats and attacks have not had a material impact on our business, financial condition or results of operations. Although we have implemented and intend to continue to implement security measures, these measures may prove to be inadequate and result in system failures and delays that could lower network operations center availability.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Agreement with Inmarsat

On October 22, 2020, ORBCOMM and Inmarsat Global Limited entered into an Agreement (the “Inmarsat Revised Agreement”) with respect to Inmarsat’s L-band satellite services being provided to ORBCOMM and SkyWave which replace or amend certain of ORBCOMM’s and SkyWave’s existing arrangements with Inmarsat.  The Inmarsat Revised Agreement provides for the following:

•

ORBCOMM will develop its next generation L-band IoT service (“OGX”) using ORBCOMM’s Intellectual Property and Inmarsat’s satellite capacity and support, with a target commercial availability date of 2022;

•	The term of ORBCOMM’s distribution arrangements over Inmarsat’s existing and new satellites will be extended from at least 2022 to at least 2035, subject to certain exceptions;
•	Inmarsat will offer IDP and OGX products and services and pay ORBCOMM a revenue share based on IDP/OGX airtime revenues collected by Inmarsat and its affiliates; and
•

ORBCOMM will offer IDP/OGX solutions (solutions combining L-band satellite airtime and ORBCOMM application services) and dual mode services (connectivity combining L-band satellite with another mode of connectivity such as cellular) with amended pricing payable to Inmarsat based on a share of such revenues collected by ORBCOMM and its affiliates.

The foregoing description of the Inmarsat Revised Agreement is not complete and is subject to and qualified in its entirety by reference to the text of the Inmarsat Revised Agreement, which is filed as Exhibit 99.1 to this Quarterly Report on Form 10-Q.

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

31.1	Certification of President and Chief Executive Officer required by Rule 13a-14(a).

31.2	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a).

32.1	Certification of President and Chief Executive Officer required by Rule 13a-14(b) and 18 U.S.C. Section 1350.

32.2	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(b) and 18 U.S.C. Section 1350.

*†99.1	Agreement Relating to IDP and OGX dated October 22, 2020 between the Company and Inmarsat Global Limited.

101.INS	XBRL Instance Document – The Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File – The Cover Page Interactive Data File does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

________________

*	Certain schedules and similar attachments to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K.
†

Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K. The omitted information is (i) not material and (ii) would likely cause competitive harm to the Company if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORBCOMM Inc. (Registrant)

Date: October 28, 2020	/s/ Marc J. Eisenberg
Marc J. Eisenberg
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 28, 2020	/s/ Constantine Milcos
Constantine Milcos
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)