Form 10-K
period 2020-12-31
ORBCOMM Inc.
filed 2021-02-25
CIK 1361983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (based on the closing price reported on the Nasdaq Global Market on June 30, 2020) was $283,245,012.

Shares held by all executive officers and directors of the registrant have been excluded from the foregoing calculation because such persons may be deemed to be affiliates of the registrant.

The number of shares of the registrant’s common stock outstanding as of February 19, 2021 was 79,084,394.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2021 Annual Meeting of Stockholders to be held on April 21, 2021 are incorporated by reference in Part III of this Form 10-K.

Forward- Looking Statements

Certain statements discussed in Part I, Item 1. “Business,” Part I, Item 3. “Legal Proceedings,” Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally relate to our plans, estimates, objectives and expectations for future events, as well as projections, business trends and other statements that are not historical facts. Such forward-looking statements are subject to known and unknown risks and uncertainties, some of which are beyond our control, which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include but are not limited to: demand for and market acceptance of our products and services and our ability to successfully implement our business plan; our dependence on our subsidiary companies (Market Channel Affiliates (“MCAs”)) and third-party product and service developers and providers, distributors and resellers (Market Channel Partners (“MCPs”)) to develop, market and sell our products and services, especially in markets outside the United States; substantial losses we have incurred and may continue to incur; substantial competition in the telecommunications, AIS data and industrial IoT industries; the inability to effect suitable investments, alliances and acquisitions or the inability to successfully integrate acquired businesses and systems; defects, errors or other insufficiencies in our products or services; failure to meet minimum service level commitments to certain of our customers; our dependence on significant customers for a substantial portion of our revenues, including key customers such as JB Hunt Transport Services, Inc., Caterpillar Inc., Komatsu Ltd., Carrier Corporation and Satlink S.L.; our ability to expand our business outside the United States and risks related to the economic, political and other conditions in foreign countries in which we do business; unanticipated domestic or foreign tax or fee liabilities; the possibility we will be required to collect certain taxes in jurisdictions where we have not historically done so; economic, political and other conditions; extreme events such as man-made or natural disasters, earthquakes, severe weather or other climate change-related events; our dependence on a limited number of manufacturers for many of our products and services; interruptions, discontinuations, slowdown or loss of the supply of subscriber communicators from our vendor Sanmina Corporation; legal proceedings; our reliance on intellectual property; increased regulatory restrictions and oversight; lack of in-orbit or other insurance for our ORBCOMM Generation 1 or ORBCOMM Generation 2 satellites; our reliance on third-party wireless network service providers to deliver existing and developing services in certain areas of our business; significant interruptions, discontinuation or loss of services provided by Inmarsat plc; risks related to the COVID-19 pandemic; inaccurate estimates in accounting or incorrect financial assumptions; significant operating risks related to our satellites due to various types of potential anomalies and potential impacts of space debris or other spacecrafts; the failure of our systems or reductions in levels of service due to technological malfunctions or deficiencies or other events outside of our control; difficulty upgrading or replacing aging hardware and software we use in operating our gateway earth stations and our customers’ subscriber communicators; technical or other difficulties with our gateway earth stations; security risks related to our networks, data processing systems and software systems and those of our third-party service providers; liabilities or additional costs as a result of laws, governmental regulations and evolving views of personal privacy rights; failure of our information technology systems; cybersecurity risks; the level of our indebtedness and the terms of the credit agreement for our $200.0 million term loan facility and our $50.0 million revolving credit facility, that could restrict our business activities or our ability to execute our strategic objectives or adversely affect our financial performance; and risks related to an investment in our common stock, including volatility due to our quarterly performance. In addition, specific consideration should be given to various factors described in Part I, Item 1A. “Risk Factors” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K. We undertake no obligation to publicly revise any forward-looking statements or cautionary factors, except as required by law.

Risk Factor Summary

•	Risks Related to Our Business
•	Our business plan depends on both increased demand for our products and services and our ability to successfully secure and retain business from large enterprise customers.
•

We substantially rely on our subsidiary companies and various third parties to market and sell our products and services, and to develop and sell additional offerings utilizing our products and services. If these parties are unsuccessful in these endeavors, our business will be harmed.

•	We have incurred net losses since our inception, other than in 2012 and 2013, and may incur additional net losses in the future.
•

We face substantial competition from existing and potential competitors in the telecommunications, AIS data and industrial IoT industries, and many of these competitors in the transportation and cargo markets offer hardware and solutions in a bundled offering for a single monthly fee, which could reduce our market share and revenues if we do not continue to match this bundled sales model.

•	Our success depends, in part, on our ability to effect suitable investments, alliances and acquisitions and our ability to successfully integrate the businesses and systems we acquire.
•

Defects, errors or other insufficiencies in our products or services have resulted or could result in end users rejecting our offerings, which could damage our reputation and harm our financial condition.

•

Our failure to meet minimum service level commitments to certain customers, including certain of our transportation and many of our AIS data customers, could cause us to issue credits for future subscriptions or pay penalties, which could harm our results of operations.

•

Because a few significant customers represent a substantial portion of our revenues, the loss, significant decline or slowdown in growth in business of any of these customers could seriously harm our business.

•

We could be adversely affected if we are not successful in expanding and managing our business outside of the U.S. and there are numerous risks inherent to our international operations that are beyond our control.

•

If we become subject to unanticipated domestic or foreign tax or fee liabilities, including being required to collect sales, use, services or other related taxes for our solutions where we have not historically done so, it could materially increase our costs and have a material adverse effect on our operating results.

•	Economic, political and other conditions could have a material adverse effect on our business, results of operations or financial condition.
•

We rely on a limited number of manufacturers for many of our products and devices. If we are unable to, or cannot find third parties to, manufacture a sufficient quantity of our products and devices at a reasonable price, the prospects for our business will be negatively impacted.

•

Significant interruptions, discontinuation, slowdown or loss of the supply of subscriber communicators from our vendor Sanmina Corporation (“Sanmina”) or a change in our commercial relationship with Sanmina could have a material adverse effect on our business.

•	We are, and may continue to be, subject to legal proceedings that could adversely affect our business.
•

Our business relies on intellectual property, some of which third parties own, and we, our MCAs, MCPs or respective customers may inadvertently infringe upon their patents and proprietary rights and may be subject to claims that our products violate the patent or intellectual property rights of others, which could be costly and disruptive to us.

•	Because we operate our business in a highly regulated industry, we may be subjected to increased regulatory restrictions and oversight which could disrupt our service or increase our operating costs.
•	We do not currently maintain in-orbit or other insurance for our OG1 or OG2 satellites.
•	Certain areas of our business rely upon third-party wireless network service providers, which are potential competitors, to deliver existing and developing services.
•

Significant interruptions, discontinuation or loss of services provided by Inmarsat and its subsidiaries, a change in our Inmarsat commercial relationship, or delays or an inability to develop and implement the OGX service could have a material adverse effect on our business.

•	We face risks and uncertainties related to the current COVID-19 pandemic.
•	If our estimates in accounting are inaccurate and our financial assumptions are proven wrong, our reported results may be different than the guidance provided to the market.
•	Risks Related to Our Technology
•	Satellites are subject to significant operating risks due to various types of potential anomalies, potential impacts of space debris or other spacecrafts, and limited life capacity.
•

Our products and services could fail to perform or perform at reduced levels of service because of technological malfunctions, satellite failures or deficiencies or events outside of our control, which would seriously harm our business and reputation.

•

Some of the hardware and software we use in operating our GESs and our customers’ subscriber communicators were designed and manufactured over 15 years ago and could be more difficult and expensive to service, upgrade or replace.

•	Technical or other difficulties with our GESs could harm our business.
•

The collection, storage, transmission, use and disclosure of user data and personal information could give rise to liabilities or additional costs as a result of laws, governmental regulations and evolving views of personal privacy rights.

•	The failure of our information technology systems could disrupt our business operations which could have a material adverse effect on our business, financial condition and results of operations.
•

Security problems with our networks, data processing systems, software products, and those systems or services of our third-party providers may be vulnerable to security risks, could cause increased cyber-security protection costs and general service costs, harm our reputation, and result in liability and increased expense for litigation, regulatory fines and diversion of management time.

•	Risks Related to Our Debt
•	Our Credit Agreement, as defined below, could restrict our business activities or our ability to execute our strategic objectives or adversely affect our financial performance.
•	Our substantial indebtedness may adversely affect our business, financial condition and operating results.
•	Risks Related to an Investment in Our Common Stock
•	The price of our common stock has been, and may continue to be, volatile and investments in our common stock may decline in value.
•	Our quarterly operating results have fluctuated in the past and may fluctuate in the future, which could cause volatility in the price of our common stock.
•	We are subject to anti-takeover provisions which could affect the price of our common stock.
•	We have issued, and may in the future issue, additional shares of preferred stock or other securities with greater rights than our common stock.
•	We do not expect to pay dividends on our common stock in the foreseeable future.

PART I

Item 1.	Business

We are a global provider of industrial Internet of Things (“IoT”) solutions, including network connectivity, devices, device management and web reporting applications. These solutions enable optimal business efficiencies, increased asset utilization and reduced asset write-offs, helping customers realize benefits on a worldwide basis. Our industrial IoT products and services are designed to track, monitor, control and enhance security for a variety of assets, such as trailers, trucks, rail cars, sea containers, power generators, fluid tanks, marine vessels, diesel or electric powered generators (“gensets”), oil and gas wells, pipeline monitoring equipment, irrigation control systems, and utility meters, in the transportation and supply chain, heavy equipment, fixed asset monitoring and maritime industries, as well as for governments. Additionally, we provide satellite Automatic Identification Service (“AIS”) data services to assist in vessel navigation and to improve maritime safety for government and commercial customers worldwide. We also have vehicle fleet management, as well as in-cab and vehicle fleet solutions in our transportation solution portfolio. We provide our services using multiple network platforms, including our own constellation of low-Earth orbit (“LEO”) satellites and our accompanying ground infrastructure, as well as terrestrial-based cellular communication services obtained through reseller agreements with major cellular (Tier One) wireless providers. We also offer customer solutions utilizing additional satellite network service options that we obtain through service agreements we have entered into with third-party mobile satellite providers. Our satellite-based customer solution offerings use small, low-power, mobile satellite subscriber communicators for remote asset connectivity, and our terrestrial-based solutions utilize cellular data modems with subscriber identity modules (“SIMs”). We also resell service using the two-way Inmarsat plc (“Inmarsat”) satellite network to provide higher bandwidth, low-latency satellite products and services, leveraging our IsatDataPro (“IDP”) technology. Our customer solutions provide access to data gathered over these systems through connections to other public or private networks, including the Internet. We are dedicated to providing what we believe are the most versatile, leading-edge industrial IoT solutions in our markets that enable our customers to run their business operations more efficiently and achieve significant returns on investment.

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

Business Development Activities

Credit Agreement and Security Agreement

On December 2, 2020, we and certain of our subsidiaries entered into a senior secured Amended and Restated Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. (“JPMorgan Chase”), as administrative agent and collateral agent, and with the other lenders thereto (the “Lenders”), in connection with the refinancing of our $250.0 million aggregate principal amount of

8.0% Senior Secured Notes due 2024 (the “Senior Secured Notes”). The Credit Agreement supersedes and replaces the prior credit agreement providing for a $25.0 million revolving credit facility. Pursuant to the Credit Agreement, the Lenders provided a senior revolving credit facility in an aggregate amount of up to $50.0 million (the “Revolving Facility”) and a senior term loan facility in the aggregate amount of $200.0 million (the “Term Facility” and together with the Revolving Facility, collectively the “Facilities”). The proceeds of the Facilities, along with cash on hand, were used to redeem all $220.0 million outstanding principal amount of our 8.0% Senior Secured Notes due 2024 and pay certain related fees, expenses and accrued interest.

The Facilities mature on December 2, 2025. At our election, loans under the Facilities will bear interest at an alternative base rate or an adjusted London Interbank Offered Rate (“LIBOR”), plus an applicable margin subject to a set pricing grid, with respect to the Revolving Facility and the Term Facility.

The Facilities are secured by a first-priority security interest in substantially all our and our subsidiaries’ assets under an Amended and Restated Security Agreement among us, our subsidiaries and JPMorgan Chase (the “Security Agreement”). The Revolving Facility has no scheduled principal amortization until the maturity date. The Term Facility has quarterly installments of principal amortization in an aggregate amount specified for each 12-month period following the closing date as set forth in the Credit Agreement

Subject to the terms set forth in the Credit Agreement, we may borrow, repay and reborrow the Revolving Facility at any time prior to the maturity date and may prepay the Term Facility at any time without penalty or premium, subject to limitations as to minimum amounts of prepayments and customary indemnification for breakage costs in the case of prepayment of Eurodollar Loans other than on the last day of a related interest period.

The Credit Agreement contains customary representations and warranties, conditions to funding, covenants and events of default. The Credit Agreement contains covenants that, among other things, limit us and our subsidiaries’ ability to: (i) incur or guarantee additional indebtedness; (ii) pay dividends, make other distributions or repurchase or redeem capital stock; (iii) prepay, redeem or repurchase certain indebtedness; (iv) make loans and investments; (v) sell, transfer or otherwise dispose of assets; (vi) incur or permit to exist certain liens; (vii) enter into certain types of transactions with affiliates; (viii) enter into agreements restricting our subsidiaries’ ability to pay dividends; and (ix) consolidate, amalgamate, merge or sell all or substantially all of their assets; subject, in all cases, to certain specified exceptions. Such limitations have various baskets as set forth in the Credit Agreement.

On December 2, 2020, we redeemed all $220.0 million outstanding principal amount of our 8.0% Senior Secured Notes due 2024 at a price equal to (a) 104% of the principal amount of the Senior Secured Notes being redeemed plus (b) accrued and unpaid interest, resulting in a call premium fee of $8.8 million and an additional expense associated with the remaining unamortized debt issuance cost of $2.9 million. On December 2, 2020, we borrowed $200.0 million under the Term Facility and $20.0 million under the Revolving Facility to fund in part the redemption of the Senior Secured Notes.

At December 31, 2020, we had $200.0 million outstanding under the Term Facility and $20.0 million outstanding under the Revolving Facility. As of December 31, 2020, we were in compliance with all financial covenants under the Credit Agreement.

Stock Repurchase Program

On August 5, 2019, our Board of Directors authorized a stock repurchase program under which we could repurchase up to $25.0 million of our outstanding shares of common stock through open market transactions and privately negotiated transactions, until August 5, 2020. In addition, open market repurchases of our shares of common stock could be made pursuant to applicable securities laws and regulations, including Rule 10b-18, as well as Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). During the years ended December 31, 2020 and 2019, we repurchased 836,904 and 1,930,414 shares at an average share price of $2.98 and $4.86, respectively. In mid-March 2020, the Company suspended further purchases under the repurchase program given the economic uncertainty arising from the novel coronavirus (“COVID-19”) pandemic.

Shelf Registration

We have an effective shelf registration statement filed with the Securities and Exchange Commission (“SEC”), registering up to $100.0 million of debt and/or equity securities that we may offer in one or more offerings on terms to be determined at the time of sale. The shelf registration statement is due to expire on March 23, 2023 and replaces our previous shelf registration statement for an unspecified amount of debt and/or equity securities filed in 2018.

Strategic Alliance with Inmarsat

In early 2016, in connection with the strategic alliance with Inmarsat announced on November 4, 2013, we introduced two interchangeable modems that work with either our ORBCOMM Generation 2 (“OG2”) VHF network or Inmarsat’s L-band network. These modems have the same footprint, connectors, power input, and programming environment to allow for easy exchange of modems during the terminal manufacturing process for the different networks. Manufacturers and partners are able to place into their products the appropriate modem that corresponds with either our OG2 VHF network or Inmarsat’s L-band network based on geography, message size and delivery speed for ease of use and flexibility. In addition, users are able to take advantage of our relationships with Tier One cellular providers for dual-mode cellular and satellite service with either satellite network. We also offer our unique ORBCOMMConnect Platform, which seamlessly translates and integrates the communications from our diverse network service partners into a uniform set of commands and information. This facilitates a uniform platform for provisioning, billing and multi-mode access for industrial IoT applications, supported by Inmarsat’s machine-to-machine (“M2M”) Access Platform, enabling access to network and terminal management tools for wholesale integration with us.

These versatile offerings are available in our end-to-end solutions for heavy equipment, fixed asset monitoring and transportation industries, as well as through our MCPs. We leverage our relationship with Inmarsat to access their worldwide fleet of L-band GEO satellites to provide IDP, a satellite packet data service offering the highest throughput and lowest latency in the market. We extended and enhanced our agreement with Inmarsat to provide L-band geostationary (“GEO”) satellite service expected through at least 2035. As part of this agreement, we will collaborate with Inmarsat on joint product innovation and distribution of our next-generation IoT satellite services, called OGx, expected to be available in 2022, as well as telematics devices and end-to-end solutions that offer a combination of high bandwidth data packets with low-cost terminals.

Our Business Strengths and Competitive Advantage

With years of experience in providing global industrial IoT solutions, we continue to deliver advanced products and services that connect the world’s assets to increase visibility, operational efficiency and profitability and enable faster and smarter business decisions through data analytics and reporting for our customers across a wide range of vertical markets. As industrial IoT and business intelligence technologies transform the competitive landscape at an increasing pace, customers are looking for more sophisticated solutions that extend beyond track and trace applications to unlock incremental value in their business and support the evolving need for increased data, bandwidth and processing power to enable a 5G IoT ecosystem.

Our key competitive advantages include a broad range of industrial IoT network connectivity solutions, including cellular network connectivity through our partnerships with Tier One cellular carriers, and global, two-way satellite data communication connectivity through our own network of LEO satellites and accompanying ground infrastructure, as well as through a strategic partnership with Inmarsat described under “Business Development Activities — Strategic Alliance with Inmarsat.”

By leveraging our deep industry expertise and market domain knowledge in the transportation and distribution, supply chain and logistics, heavy equipment and maritime industries, as well as for governments, we are changing the way enterprises track, monitor, protect, control, and predict the behavior of assets around the world. We provide individual application components, such as modems and chip sets, as well as full end-to-end solutions, such as freight transportation monitoring, cold chain compliance, refrigerated asset monitoring, vehicle fleet management, in-cab driver safety and cargo security systems. Our combination of global network services along with our state-of-the-art devices, and an open, cloud-based analytics platform and information management engine provides what we believe is the industrial IoT market’s most comprehensive service offering and positions us as a leader and innovator in this marketplace. In addition, our global solution delivery team provides end-to-end customer service – from installation to deployment to ongoing customer care — to support our diverse customer base anywhere in the world. We believe that our approach to industrial IoT solutions along with the depth of our expertise are unique in our industry and position us to respond effectively to rapidly changing market demands.

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

Through our satellite network, we provide worldwide coverage, including in the open ocean, allowing end users to access our communications system in areas outside the coverage of terrestrial networks. Our unique, proven technology offers full two-way data communication with minimal line-of-sight limitations and reliable performance. Using our satellite-based AIS service, which is equipped on each of our OG2 satellites, our customers have access to AIS data well beyond coastal regions in a cost-effective and timely fashion. We provide global AIS data service through a combination of satellite and terrestrial data, enabling government and commercial customers to track more than 225,000 AIS-equipped vessels worldwide per day, facilitating maritime surveillance and intelligence. We intend to continue working with system integrators and maritime information service providers to develop AIS-based value-added services and to facilitate the sales and distribution of AIS data.

We are continuing to make investments to support growth in the AIS markets by enhancing our service offerings. We are partnering with AAC Clyde Space AB (“Clyde Space”), who will build, launch and operate two next-generation low-cost AIS CubeSats, each of which hosts three dedicated AIS receivers, including a highly versatile Software Defined Radio, along with a state-of-the-art antenna concept to maximize AIS detections. The two new AIS CubeSats are expected to expand coverage of our constellation, increase visibility to smaller Class B ships and enhance our polar footprint with launches planned on two separate missions in 2021. In addition, we are working with Clyde Space and Saab, Inc. to develop a next-generation, space-based VHF Data Exchange System (VDES) satellite, expected to launch in 2022, to enhance maritime communications by providing more extensive global coverage and increased bandwidth and versatility.

Our Strategy

Our long-term growth strategy capitalizes on expanding our capabilities and distribution through a build, buy or partner approach based on time to market and return on investment. Our growth is a result of our ability to leverage our extensive world-class, in-house engineering capabilities to design new products, as well as reduce costs and improve the functionality of our products through product redesign initiatives. In addition, we continue to assess the IoT landscape for potential strategic acquisitions that could expand existing business lines, increase our resources and scalability and build collaborative partnerships with fellow industry leaders.

Our strategic relationships with key distributors and OEMs have enabled us to streamline our sales and distribution channels and, in some cases, shift much of the risk and cost of developing and marketing end-user applications to the OEMs and MCPs. We have established strategic relationships with major OEMs, such as Carrier Corporation, Komatsu Ltd., Volvo Construction Equipment and Oshkosh Corporation / JLG Industries, Inc., as well as key VARs and IVARs, such as Precise Innovations and American Innovations in North America, along with Onixsat, Satlink S.L. and Sascar in key international markets.

Industry Overview

Businesses and governments increasingly face the need to track, control, monitor and communicate with fixed and mobile assets located throughout the world. At the same these assets increasingly incorporate microprocessors, sensors and other devices that can provide a variety of information and analytical insight about the asset’s location, condition, operation and environment and are capable of responding to external commands and queries. As these intelligent devices proliferate, we believe that the need to establish two-way communications with these devices is greater than ever. The owners and operators of these intelligent devices are seeking low-cost and efficient communications systems that will enable them to communicate with these devices.

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

There are four main components in any industrial IoT data communications system:

1.

Devices and peripherals.     Devices and sensors collect, measure, record and gather data about intelligent or trackable remote or mobile assets and their environment to be used, analyzed or otherwise disseminated to other machines, applications or human operators. For example, these devices and sensors can:

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

Market Opportunity

We believe the following market opportunities, as well as the increasing mainstream deployment of industrial IoT solutions, will continue to position us as a leader and innovator in the global industrial IoT market. In addition, the significant impacts of the COVID-19 pandemic on our customers, the majority of which run essential businesses in the transportation, marine and heavy equipment markets and play critical roles in sustaining the world during this crisis, have reinforced the integral role of our IoT technology in maintaining their business operations, as well as ensuring visibility of their assets dispersed across large geographies.

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

A growing number of truck and trailer fleet owners, operators and OEMs are integrating industrial IoT data communications systems into their transportation operations. In order to improve driver safety and effectively track hours of service, the Federal Motor Carrier Safety Administration instituted regulatory requirements for Electronic Logging Devices (ELDs), also known as the “ELD Mandate,” with a deadline of December 16, 2019. Similar ELD regulations have been established by the Canadian Transportation Authorities, which will be effective on June 12, 2021, as well as Electronic Work Diary (EWD) regulations developed by Australia’s National Heavy Vehicle Regulator, which were approved in November 2020. We offer what we believe is the most advanced and user-friendly ELD solution on the market for medium-to large-sized fleets, which not only enables regulatory compliance but also enables far greater operational efficiency. The trailer market also requires additional wireless applications, such as cargo sensor reporting, load monitoring, fuel measurement, control of refrigeration systems and door alarms, which we offer as part of our complete transportation solution portfolio. Future regulations may require position tracking of specific types of cargo, such as hazardous materials, and could also increase trailer tracking market opportunities. The coordination and integration of the broad collection of transportation assets, including trucks, trailers, containers, chassis and gensets, through an integrated service can provide significant benefits, synergies and savings to customers through operating efficiencies and increased logistical performance. The unified delivery of all these transport asset solutions provides a significant advantage for us, offering what we believe is the transportation industry’s most comprehensive, integrated platform for nearly all transportation assets.

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

Fleet safety and compliance

Commercial vehicle accidents caused by driver behavior is the most frequent and costly source of safety liability for many industrial companies. Lapses in driver behavior contribute to the majority of industrial safety-related injuries and deaths, costing billions of dollars annually. Improving fleet safety involves more than simple driver monitoring and reactive policy measures; it requires a proactive solution that provides verbal coaching to drivers in real-time to develop safer driving habits. We provide this technology, including the unique “Speed-by-StreetTM” feature, that is squarely focused on improving driver safety. This solution is the only real-time fleet safety solution that detects unsafe driver behavior, such as speeding, aggressive driving, and seat belt violations, and conducts in-cab verbal coaching, lowering the incidences of accidents and fineable offenses. Customers, particularly those in industrial environments such as oil and gas, utilities, services industries, and emergency services, increasingly benefit from safer fleet operations and better management of their drivers, expanding our reach into many new market segments.

Manufacturing, warehousing and supply chain management

In the increasingly complex and competitive world of manufacturing and supply chain operations, enterprises need to ensure that high-value materials, tools and supplies converge at the right time and place. Manufacturing and warehousing profitability is dependent on ensuring just-in-time availability and accurate real-time location of inventory in the supply chain. Companies employing sophisticated supply chain methods have the potential to realize greater profits than competitors using more traditional means. As regulatory pressure for buying multiple technologies rises, customers are increasingly demanding integrated solutions from single-source providers. We provide end-to-end industrial IoT solutions based on multi-modal short-range tracking technologies such as radio frequency identification (RFID), WiFi, condition sensors and actuators that are more capable of handling the complex demands of today’s manufacturing and supply chain operations.

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

We expect to leverage our investment in satellite technology to resell our IoT data services and the AIS data collected by our network to maritime services and governmental agencies. Further expansion of our maritime business has been driven by our distribution agreements with resellers to resell the M2M and AIS data for commercial purposes.

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

Revenues in Foreign Geographic Areas

Revenues in 2020, 2019 and 2018 in foreign geographic areas represented approximately 48%, 49% and 37% of our consolidated annual revenues, respectively, mostly in South America, Europe and Japan. Other than South America and Europe, no single foreign geographic area accounted for more than 10% of our consolidated revenues. See also “Note 12 – Segment Information” in our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

Market Channel Affiliates (MCAs). We primarily market and distribute our services outside the United States through our subsidiary companies, several of which are overseas joint ventures, that are assigned specific international territories. We rely on these MCAs to establish business in their respective territories, including obtaining and maintaining necessary regulatory and other approvals, as well as managing local resellers. We believe our MCAs, through their local expertise, are able to operate in these territories in a more efficient and cost-effective manner. We currently have MCAs covering over 135 countries and territories. As we seek to expand internationally, we expect to add additional MCAs to cover Asia and some regions not currently covered in Africa. We pay our MCAs a commission on revenues received from IVARs from each subscriber activated in the specific territory assigned to the MCA.

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

Low-Earth orbit mobile satellite service providers

LEO mobile satellite service providers operating above the 1 GHz band, or big LEO systems, can provide data connectivity with global coverage that can compete with our communications services. The primary focus of big LEO satellite service providers has been on circuit-switched communications tailored for time- and bandwidth-intensive voice traffic, which is less efficient than the transfer of short data messages. However, big LEO satellite service providers have shifted to focus more on industrial IoT data communications. These systems generally entail higher costs for the satellite fleet operator and the end users. Our principal big LEO mobile satellite service competitors are Iridium Communications Inc. and, to a lesser extent, Globalstar, Inc.

Geostationary satellite service providers

Geostationary satellite system operators can offer services that compete with ours. Certain pan-regional or global systems (operating in the L- or S-bands), such as Inmarsat, are designed and licensed for mobile high-speed data and voice services. We believe that the equipment cost and service fees for narrowband data communications using these systems are also higher than ours, and that these geostationary providers cannot offer global service with competitive communications devices and costs. In addition, they have other limitations, such as requiring a clear line of sight between the communicator equipment and the satellite, being affected by adverse weather or atmospheric conditions, and being vulnerable to catastrophic single-point failures of their satellites with limited backup options. In addition, we resell satellite airtime service provided by Inmarsat to meet specific customer needs.

Product Development

We develop products and service enhancements that we sell directly to our end-user customers, as well as design new products and services that enhance features and capabilities, while at the same time reducing costs of our products and services.

ORBCOMM Communications System

Overview

Our industrial IoT data communications services are provided by offering a unique combination of both satellite and terrestrial networks including our proprietary LEO satellite constellation, consisting of our OG2 satellites, which are equipped with additional AIS capabilities, operating in the VHF band. In addition, we offer data communication services provided by third-party satellite constellations, such as our partnership with Inmarsat, through which we provide L-band GEO satellite service via both IDP, a satellite packet data service offering the highest payload and lowest latency in the market, and a 3G-based service, and the Globalstar, Inc. satellite network. In addition, we provide data communication services utilizing Tier One wireless carriers through partnerships with AT&T, Verizon, T-Mobile, Telefonica, Orange, Rogers, Jersey Telecom and Vodafone, whose Access Point Name (“APN”) networks are tightly integrated into our own production network to provide a common interface for a mix of carrier and service options for our customers.

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

System Status

OG1 satellites

With the launch of the OG2 satellites, we have completed the gradual phasing out of the ORBCOMM Generation 1 (“OG1”) satellites.

OG2 satellites

On July 14, 2014, we launched six of our next-generation OG2 satellites, all of which were placed into proper orbit. On September 15, 2014, following an in-orbit testing period, we initiated commercial service for the six OG2 satellites. On December 21, 2015, we launched the remaining 11 next-generation OG2 satellites, all of which were placed into proper orbit. On March 1, 2016, following an in-orbit testing period, we initiated commercial service for the 11 OG2 satellites. Of the 17 OG2 satellites placed in service, we have lost communication with six satellites including, most recently, one OG2 satellite that experienced a communication issue in October 2018 but remained under our operational control up until November 2020. In February 2021, we briefly regained operational control of this OG2 satellite. Our engineering and operations teams continue efforts to re-establish operational control of this OG2 satellite and are developing new software in an attempt to restore AIS and/or messaging services. If we are unable to regain operational control and restoration of AIS and/or messaging services on this OG2 satellite, we would write off its net book value of approximately $7.0 million as of December 31, 2020. In 2015 and 2016, we recorded a non-cash impairment charge to write off the net book value for one OG2 satellite each year, and in 2017 we recorded a non-cash impairment charge to write off the net book value of three OG2 satellites.

In 2017, following a loss of communication with three OG2 satellites, we established a comprehensive investigative team that included outside independent consultants, internal engineers and OG2 contractors to determine the root cause of the anomalies affecting these three OG2 satellites and associated corrective measures. The investigative team identified two potential primary causes for the loss of communication and developed operational procedures and software enhancements to mitigate the risk of a similar anomaly occurring on other OG2 satellites.  The investigative team did not identify a systemic design flaw in the OG2 satellites.  The satellite network capacity remains multiple times more capable than current demand, while there has been an increase on message delivery times.

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

ORBCOMM gateways

The GESs in the United States and internationally are performing well. With the incorporation of an improved store and forward capability on the OG2 satellites, the reliance on multiple GESs is reduced which has afforded us the ability to take the GES located in Kazakhstan offline without a major reduction in messaging performance. In addition to routine maintenance, we continue to perform hardware and software upgrades which have improved the functionality of the GESs. Specifically, new antenna control and drive systems have been installed in several of the GESs in conjunction with the aforementioned upgrades.

ORBCOMM network capacity

With the addition of our OG2 satellites, the ORBCOMM network capacity has been increased. Each OG2 satellite has up to six times the capacity of the OG1 satellites because each OG2 satellite has six downlink transmitters where the OG1 satellites had only one. Currently, the OG2 satellites are meeting our capacity needs with just two downlink channels per satellite.

Inmarsat Services

In October 2020, ORBCOMM and Inmarsat entered a long-term agreement to provide IoT services and solutions expected through at least 2035. In addition, ORBCOMM and Inmarsat will be developing a next-generation service called OGx, which incorporates the current IDP service and will feature new offerings to suit future customer demand. The OGx network is expected to become available in 2022.

This agreement also transitions the primary operational control of the IDP services to ORBCOMM.  For 2020, while under the operational control of Inmarsat, the system performance was over 99.6% network availability.  For the legacy IsatM2M services, we provide operational support to Inmarsat’s engineering and operations teams. The IsatM2M services are nearly at their end of life planned for December 2021.  Over the past several years, our customers have been replacing their IsatM2M devices with IDP devices, and we expect such replacements to continue for the remainder of 2021. Like the IDP services, network availability for IsatM2M services has been consistent and reliable.

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

Terrestrial Services

We have active partnerships with many of the major terrestrial carriers, both domestically and abroad, including AT&T, Verizon, T-Mobile, Telefonica, Orange, Rogers, Jersey Telecom and Vodafone. We have tightly integrated each carrier’s APN into our production network to provide a common interface for a mix of carrier and service options for our customers. The integration planning of each carrier network is at the core of our goal to provide a consistent and reliable uniform messaging environment over a variety of networks. We maintain redundant connections to carriers through an East Coast primary data center and West Coast backup data center. Our Network Control Center, staffed 24 hours a day, monitors all aspects of the network to ensure prompt response to network anomalies when they occur. Aside from a traditional Network Management System utilizing Simple Network Management Protocol for infrastructure monitoring, device and carrier specific tests simulate customer traffic and provide performance metrics for support staff and engineers. A three-tier support structure is employed to ensure that staff with domain specific knowledge are quickly assigned to address anomalies and implement resolutions.

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

FCC license renewals

The current 15-year term of our Space Segment License expires in April 2025, and the renewal application must be filed between 30 and 90 days prior to the end of the twelfth year of the current license term (i.e., between 30 and 90 days prior to April 2022). The current FCC earth station licenses for three of the four the U.S. GESs expire on May 17, 2035. The FCC license for the fourth U.S. GES and the “blanket” VHF subscriber communicator license expire on June 12, 2035. Our two L-band subscriber communicator licenses expire on January 22, 2034 and April 19, 2026, respectively. Renewal applications for our FCC earth station licenses must be filed between 30 and 90 days prior to expiration. Although the FCC has been positively disposed thus far towards granting our applications for license renewals, there can be no assurance that the FCC will in fact grant our earth station license renewals, or renew our other FCC licenses in the future.

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

United States regulatory controls

We are subject to U.S. import and export control laws and regulations, specifically the Arms Export Control Act, the International Traffic in Arms Regulations, and the Export Administration Regulations.  We are also subject to other regulatory regimes, including trade and economic sanctions laws and regulations administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control and the Foreign Corrupt Practices Act, and we believe we are in full compliance with all such laws and regulations. We also believe that we have obtained all the specific authorizations currently needed to operate our business and believe that the terms of the relevant licenses are sufficient given the scope and duration of the activities to which they pertain. We are also subject to the increasing data privacy regulatory regimes being implemented in various states and foreign countries with regard to data privacy, controls and information security obligations.  We believe that our processes, procedures and security measures meet the requirements of those regimes.

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

International Regulation of Our VHF LEO Satellite System

The use of certain orbital planes and related system radio frequency assignments by our VHF LEO Satellite System, as licensed by the FCC, is subject to the frequency coordination and registration process of the International Telecommunication Union (“ITU”). In order to protect satellite systems from harmful radio frequency interference from other satellite communications systems, the ITU maintains a Master International Frequency Register (“MIFR”) of radio frequency assignments and their associated orbital locations. Each ITU member state (referred to as an administration) is required by treaty to give notice of, coordinate and register its proposed use of radio frequency assignments and associated orbital locations with the ITU’s Radio Communication Bureau.

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

The telematics solutions services provided by our affiliates use trademarks, including FLEETEDGE®, REEFERTRAK® and CARGOWATCH®” that are registered in the U.S. and numerous countries around the world. Other trademarks, such as “GLOBALTRAK,” are seeking registration only in the U.S., while others, such as “STARTRAKTM” and “VESSELCONNECTTM,” are subject to common law protection. In addition, we have the R:COM® trademark registered in the U.S. and European Community and “BLUE TREE SYSTEMS & DEVICE” registered in the European Community.

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

Human Capital

Employees

In order for us to be successful in the long run, we have invested in our employees, taking a local approach towards development, engagement and retention. We have over 700 employees across the globe, with approximately 303 employees in the United States and approximately 423 employees outside the United States in North and South America, Europe, Africa and Asia. We believe we have developed a collaborative and dynamic workplace where our people look forward to coming every day, contributing to and building a successful future for the Company. In keeping with our philosophy of investing in our employees, the vast majority, 739, of the people who work with us are full time and 57 are contractors or part time employees. As of December 31, 2020, our employee population was engaged in the following functions: approximately 20% in administration, 14% in sales and marketing, 41% in product development and 25% in technical operations. None of our employees are covered by a collective bargaining agreement.

Company Culture

All employees adhere to and take an active role in supporting our core values expressed in our Code of Conduct, which helps us ensure that everyone is focused on making it a safe, inclusive and ethical place to work. To ensure our employees know and understand how to participate in developing an ethical culture, we poll our employees annually to gauge what areas we need to improve, making our employees part of the solution. We maintain a 24/7 ethics hotline, which can be reached by phone, email or via a web-based interface.

Every employee has a voice at the Company.  Through our annual employee survey, our employees know that their opinions and issues are valued. We have received responses in the high or very high categories from a significant majority of our employees with respect to their recommending us as a good place to work, their level of satisfaction as an employee of ours and their likelihood of remaining an employee in two years.  We believe that these results indicate that we have a significantly stable workforce.

Compensation and Benefits

We provide robust compensation and benefit programs to attract, retain and meet the needs of our employees.  Through various equity plans, every full-time employee has an opportunity to own shares of our stock and are incentivized to support our growth and success.  In addition, our 401(k) Plan and other generally available benefit programs allow us to remain competitive in our markets with respect to recruiting new employee talent, and we believe that these benefit programs enhance employee productivity and loyalty to the Company.

Diversity and Inclusion

We embrace and encourage our employees’ differences. As a global company, we believe that it is the differences that make us a stronger company. Our differences allow a diversity of ideas on which we are built.  We encourage the professional development of our employees through management sponsored empowerment groups, such as our Women’s Professional Network, which provides a forum for women to network with and mentor each other. We also continue to provide mandatory harassment and sensitivity training for our employees to promote inclusion and equality within the Company. As a result of these efforts, over 93% of our employees feel as though they are treated with respect by their coworkers.

Health and Safety

At ORBCOMM, the safety, health and welfare of our employees is a priority. While most of our employees work in the relative safety of an office setting, our staff often visit customer sites to install our devices in their truck fleets or shipping containers.  Despite the inherent risks of working in places such as truck depots, trainyards, shipyards, and oil and gas refineries, no employee suffered a workplace injury in 2020. In response to the COVID-19 pandemic and the various government-issued work from home orders, we have facilitated remote work for the majority of our employees. For employees who were considered essential employees according to state definitions and were required to either work in an office setting or visit customers for on-site support, we provided appropriate personal protection equipment to ensure our employee’s health and safety.

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

Information About Our Executive Officers

Certain information regarding our executive officers is provided below:

Name	Age	Position(s)
Marc J. Eisenberg	54	Chief Executive Officer and President
Constantine Milcos	55	Executive Vice President and Chief Financial Officer
Christian G. Le Brun	53	Executive Vice President and General Counsel
Craig Malone	58	Executive Vice President, Product Development
John J. Stolte, Jr.	61	Executive Vice President, Technology and Operations

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

Our business plan is predicated on the growth in demand for our products and services, which is often dependent on the growth of business from our existing customers through their purchasing of additional products and services, the renewal of existing agreements and selling our products and services to new and existing large enterprise customers. Demand for such data products and services may not grow, or may even contract, either generally or in particular geographic markets, for particular types of services or during particular time periods. A lack of demand for our products and services could harm our ability to develop our business and increase our revenue and could exert downward pressure on prices. A decline in prices would decrease our revenues and negatively affect our ability to generate cash for investments and other working capital needs. Our business plan assumes that potential customers and end users will accept certain limitations that can be inherent in our product and service offerings. For example, our VHF satellite system is optimized for small packet, or narrowband, data transmissions, is subject to certain delays in the relay of messages, referred to as latencies, and may be subject to certain line-of-sight limitations between our satellites and the end user’s subscriber communicator.

Specifically, our ability to successfully implement our business plan depends on a number of factors, including:

•	our ability to successfully secure new large enterprise customers and accurately predict their development and deployment schedule;
•

our ability to continue to successfully and timely introduce innovative new products and services that satisfy market demand, including new products and services provided via our satellite constellation, our other satellite network platforms, our terrestrial communication network platforms, our dual-mode or multi-mode network platform products and services, and our emerging data analytics business;

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

•	our ability to renew or maintain our business with existing customers at existing levels or to attract new customers;
•	our ability to obtain or maintain the necessary regulatory or other required governmental approvals in particular countries or territories;
•	our ability to meet customers’ increasing demand for more sophisticated and complex solutions;
•	our ability to meet transportation market customers’ increasing demand for a sales model that combines the cost of hardware and service for one monthly price over a multi-year term; and
•	our ability to maintain competitive prices for our products and services and control costs.

We substantially rely on our subsidiary companies and various third parties to market and sell our products and services, and to develop and sell additional offerings utilizing our products and services. If these parties are unsuccessful in these endeavors, our business will be harmed.

To successfully develop, market, and sell our products and services, we substantially rely on our subsidiary companies, several of which are overseas joint ventures, to address particular products or services, vertical segments, or distinct market territories (we refer collectively to these subsidiary companies as MCAs). We also substantially rely on our various third-party product and service developers and providers, distributors, resellers, solution providers and others (we refer collectively to these third parties as MCPs). The willingness and ability of our existing and potential new MCPs to engage or continue to engage in our business depends on a number of factors, including whether they perceive our services to be compatible with their business objectives, whether the prices they can charge end users will provide an adequate return, and the burden imposed by market challenges or regulatory constraints. The design, development and implementation of successful solutions require the commitment of substantial financial and technological resources by us and our MCPs. Certain of our MCPs are, and many potential new MCPs will be, newly formed or small ventures with limited financial resources, and such entities might not be successful in their efforts to effectively market our products and services, or to design new offerings that utilize our products and services. The inability of our MCAs and MCPs to successfully market and sell to end users could have a material adverse effect on our business, financial condition and results of operations. We also believe that our success depends upon the competitive pricing of product and service offerings by us, our MCAs and our MCPs. However, we have little or no control over our third-party MCPs with respect to customer pricing decisions.

We have incurred net losses since our inception, other than in 2012 and 2013, and may incur additional net losses in the future. As a result, we have an accumulated deficit of $244.9 million as of December 31, 2020. To become profitable, we must increase our revenues at a faster rate than increases in our expenses.

We have had annual net losses since our inception, other than in fiscal years 2012 and 2013, and as of December 31, 2020, we have an accumulated deficit of $244.9 million. Our future results will continue to reflect significant operating expenses, including expenses associated with expanding our sales and marketing efforts, maintaining the infrastructure to operate as a public company, and the ongoing depreciation, operation and maintenance of our fleet of VHF and AIS satellites and associated ground network facilities, as well as the additional facilities we own and operate in connection with our other satellite and terrestrial network platform service offerings. The continued development of our business will also require additional capital expenditures for, among other things, the installation and maintenance of additional GESs and associated satellite network ground facilities around the world relating to our VHF and AIS satellite systems, expenditures for the ongoing maintenance, repair, upgrade, or expansion of other network facilities that we own and operate, as well as capital expenditures in new products and technologies. In addition, our acquisitions have resulted in increases in intangible assets, which are subject to amortization and potential impairment. Accordingly, as we make these capital and acquisition investments, our future results will include greater depreciation and amortization expense which reflect the full cost of acquiring these new assets, and we may incur additional operating losses and net losses in the future.

In order to become profitable, we must continue to increase revenue at a faster rate than increases in expenses. We may not be able to sustain such profitability, if achieved.

We face substantial competition from existing and potential competitors in the telecommunications, AIS data and industrial IoT industries, including numerous OEMs, industrial IoT companies specializing in fleet management solutions as well as terrestrial and satellite-based network systems with greater resources, which could reduce our market share and revenues. Many of these competitors in the transportation and cargo markets offer hardware and solutions in a bundled offering for a single monthly fee, which could reduce our market share and revenues if we do not continue to match this bundled sales model.

Competition in the telecommunications, AIS data and industrial IoT industries is intense, reflecting rapid, continuous technological advances, alliances between industry participants seeking to capture significant market share and a highly fragmented market with low barriers to entry. We face competition from numerous existing and potential alternative products and services provided by various companies, including sophisticated two-way satellite-based data and voice communication services and digital cellular services, such as GSM, 3G, 4G, LTE, 5G, two-way terrestrial services such as Low-Power Wide-Area Network (“LPWAN”), and a diverse group of industrial IoT providers aggressively pricing their products and services, including by bundling their hardware and service for a single monthly fee, to gain market share. The rigorously competitive environment in which we operate can have a substantial negative influence on pricing flexibility, capital expenditure requirements, gross profit margins and market share, both for our products and services and the offerings of our MCPs. For example, we face ongoing market pressures from several global satellite communication services operators that offer mobile satellite data products and services that directly compete with our products and services. New and advanced technology which can perform essentially the same functions as our products and services, such as  newly deployed or proposed competing satellite systems (at least two of which are using or intend to use VHF-Band mobile satellite service spectrum), as well as other new competitive market offerings utilizing terrestrial wireless transmission technologies, are in various stages of development by others in the industry.

The industrial IoT and telematics industry includes numerous companies developing technologies to compete with our products and services, including OEMs such as Thermo King Corporation and Carrier Corporation with respect to the refrigerated cargo market, and truck and trailer OEMs with respect to the transportation market. OEMs and large enterprise customers have also begun developing their own device management and open-source platforms which operate independently of the ORBCOMM platform. Certain OEMs provide factory-installed devices and may in turn compete directly or indirectly with us by partnering with one or more of our competitors, and we cannot provide any assurance that we would be able to participate in this new ecosystem. These technologies are being developed, marketed and supported by entities that may have significantly greater financial, technical, marketing and distribution resources than we do. These technologies could adversely impact the demand for our products and services. Research and development by others may lead to technologies that render some or all of our services non-competitive or obsolete in the future. In addition, a continuing trend toward consolidation and strategic alliances in the telecommunications industry, as well as the potential development of new satellite constellations, could give rise to significant new competitors. With respect to AIS-enabled satellites, a number of competitors have entered and may continue to enter the market, which we expect to give rise to additional competition. Furthermore, some foreign competitors may benefit from government subsidies, or other protective measures, afforded by their home countries. Some of these competitors may provide more efficient or less expensive products or services than we are able to provide by utilizing more aggressive pricing policies and offering customers more attractive terms than we can, which could reduce our market share and adversely affect our revenues and business.

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

Since mid-2011, we have expanded our business both organically and through several key acquisitions. On an ongoing basis, we review investment, alliance and acquisition prospects that would complement our existing product offerings, augment our market coverage or enhance our technological capabilities. However, we cannot assure that we will be able to identify and consummate suitable investment, alliance or acquisition transactions in the future. Our prospects and ability to strategically pursue possible new acquisitions or joint ventures are subject to our ability to:

•

evaluate the goodwill and acquisition-related intangible assets for impairment as when such assets are found to be impaired, they will be written down to estimated fair value, with a charge against earnings;

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

Furthermore, the integration of acquired businesses and their products and services may be expensive, time-consuming and a strain on our resources and present certain challenges, including:

•	the impairment of relationships with employees and customers;
•	the inability to successfully complete, or delays in, the integration and consolidation of the acquired businesses and software platforms in which we have been investing for several years;
•	the inability to maintain brand recognition of the acquired businesses;
•	the inability to maintain corporate controls, procedures and policies;
•	the failure of acquired features, functions, products or services to achieve market acceptance; and
•	potential unknown liabilities associated with acquired businesses.

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

Our failure to meet minimum service level commitments to certain customers, including certain of our transportation and many of our AIS data customers, could cause us to issue credits for future subscriptions or pay penalties, which could harm our results of operations.

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

Because a few significant customers represent a substantial portion of our revenues, the loss, significant decline or slowdown in growth in business of any of these customers could seriously harm our business.

Our revenues depend on a small number of significant customers such as JB Hunt, Caterpillar Inc., Komatsu Ltd., Carrier Corporation, and Satlink S.L., which collectively represented approximately 22.1% and 21.0% of our revenues in 2020 and 2019, respectively, and are expected to represent a substantial portion of our revenues in the near future. As a result, the loss of any one of these customers, or decline or slowdown in the growth in business of these customers, which has occurred and could continue to occur at any time, could have a material adverse effect on our business, financial condition and results of operations. In addition, because service revenues depend either partially or entirely on the usage levels of data transmission by our customers and end users, the decline or slowdown in the growth of usage patterns of these customers, which has occurred and could continue to occur with or without a reduction in the number of our billable subscribers, could have a material adverse effect on our business, financial condition and results of operations.

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

Unless we continue expanding our business, particularly in markets outside of the United States, our ability to grow our business could be adversely affected. Although we currently have MCAs registered to do business in approximately 45 countries outside of the United States, we also must substantially rely on MCPs to establish and grow our business in many overseas markets. In some countries, due to market conditions, foreign ownership restrictions, or other business or legal constraints, we are compelled or even required to rely on MCPs to obtain and maintain necessary local regulatory and other approvals for some or all of the products and services sought to be offered. We and/or our MCAs or MCPs may not be successful in obtaining and maintaining the necessary regulatory and other approvals in some countries or territories and, if these efforts are not successful, we will be unable to do business in such countries.  Moreover, even if those approvals are obtained and maintained, efforts to develop markets and/or distribution networks within any given country may not be successful. Certain of our MCPs are, or are likely to be, newly formed or small ventures with limited or no operational history and limited financial resources, and any such entities may not be successful in their efforts to secure adequate financing and continue operating. In addition, in certain countries and territories outside the United States, we must currently rely on MCPs to operate and maintain various components of our system, such as several of the GESs for our VHF satellite system. These entities may not be successful in operating and maintaining such components of our communications system and may not have the same financial incentives as we do to maintain those components in good repair.

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

If we become subject to unanticipated domestic or foreign tax or fee liabilities, including being required to collect sales, use, services or other related taxes for our solutions in jurisdictions where we have not historically done so, it could materially increase our costs and have a material adverse effect on our operating results.

We operate in various tax jurisdictions and believe that we comply, in all material respects, with our obligations to file returns and pay taxes and fees in these jurisdictions. However, our position is subject to review and possible challenge by the authorities of these jurisdictions. If the applicable authorities were to successfully challenge our current tax or fee positions, or if there were changes in the manner in which we conduct our activities, or changes in the interpretation or application of existing laws, we could become subject to material unanticipated tax or fee liabilities. We may also become subject to additional tax, tariff, or fee liabilities as a result of changes in laws, which could in certain circumstances, have a retroactive effect.  Further, our current tax rates are subject to change by the various taxing authorities in the jurisdictions in which we operate. These changes can result in additional, unanticipated taxes and fees which could adversely affect our business.

Providers of goods or services are typically held responsible by taxing authorities for the collection and payment of any applicable sales and similar taxes. We do not believe that we are required to collect sales, use, services or other similar taxes from our customers in certain jurisdictions. However, taxing authorities in one or more countries or states may determine that taxes should have, but have not, been paid with respect to our solutions and seek to impose sales, use, services, or other tax collection obligations on us, including for past sales in addition to being required to collect sales or similar taxes for our solutions going forward. A successful assertion by one or more jurisdictions that we should collect sales or other taxes on the sale of our solutions could result in substantial tax liabilities for past sales, including very substantial interest and penalty charges, and decrease our ability to compete for future sales. Each country and state has different rules and regulations governing sales and use taxes and these rules and regulations are subject to varying interpretations that may change over time. We review these rules and regulations periodically and, when we believe sales and use taxes apply in a particular jurisdiction, voluntarily engage tax authorities in order to determine how to comply with their rules and regulations. Although our customer contracts provide that our customers must pay all applicable sales and similar taxes, customers may be reluctant to pay back taxes and may refuse responsibility for interest or penalties associated with those taxes or we may determine that it would not be feasible to seek reimbursement. If we are required to collect and pay back taxes and the associated interest and penalties and if our customers do not reimburse us for all or a portion of these amounts, we could incur unplanned expenses that may be substantial. Moreover, imposition of such taxes on our solutions going forward will effectively increase the cost of such solutions to our clients, which could have a material adverse effect on our business, results of operations and financial condition.

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

Economic, political and other conditions both in the U.S. and globally could have a material adverse effect on our business, results of operations or financial condition. A significant portion of our revenues are generated from customers located in foreign countries. Some foreign economies have been impacted by government agencies and unstable economic cycles. Governments have often changed monetary, taxation, credit, tariff and other policies to influence the course of their country’s economy. For example, government actions to control inflation have at times involved setting wage and price controls, blocking access to bank accounts, imposing exchange controls and limiting imports. Our customers may be adversely affected by exchange rate movements; exchange control policies; expansion or contraction of the local economy; inflation; tax policies; other economic political, diplomatic and social developments; interest rates; liquidity of domestic capital and lending markets; and social and political instability. Specifically, the ongoing trade dispute with China and the UK’s departure from the European Union may have an adverse effect on both our and our customers’ operating expenses and result in increased obstacles to operational efficiency.

We rely on a limited number of manufacturers for many of our products and devices. If we are unable to, or cannot find third parties to, manufacture a sufficient quantity of our products and devices at a reasonable price, the prospects for our business will be negatively impacted.

The development, manufacture and availability on a timely basis of electronics components, materials and parts are critical to the successful commercial operation of our system. We rely on contract manufacturers to procure these components in order to produce the products and devices that we market and sell. Many of these components are manufactured in Asia whose supply chain is currently being impacted by the coronavirus outbreak and its widening effect on trade. If the outbreak continues, there will likely be an adverse effect on the availability of components necessary to complete the manufacturing of our products.  COVID-19 is just one contributing factor to these challenges causing the electronics industry worldwide to suffer supply chain setbacks.  Electronic component shortages are causing a ripple effect on the global supply chain and are creating challenges in our ability to source electronic components necessary to manufacture a sufficient quantity of our products and devices which, if not overcome, would adversely impact our ability to reach our revenue and product margin targets. Our solutions subsidiaries rely on a few contract manufacturers. We may not be able to furnish our customers with a sufficient supply of products and devices at price points or with functional characteristics and reliability that meet their needs. An inability or delay to successfully source these materials and manufacture products and devices that meet the needs of customers and are available in sufficient numbers and at prices that render our services cost-effective to customers could limit the acceptance of our system and potentially affect the quality of our services, which could have a material adverse effect on our business, financial condition and results of operations.

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

Significant interruptions, discontinuation, slowdown or loss of the supply of subscriber communicators from our vendor Sanmina or a change in our commercial relationship with Sanmina could have a material adverse effect on our business.

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

During the COVID-19 pandemic, Sanmina has been permitted to continue to manufacture our subscriber communicators as our products are used within the communications sector (providing services using terrestrial, satellite, and wireless transmissions systems)

and designated as essential “critical infrastructure sectors” as defined by the U.S. Cybersecurity and Infrastructure Security Agency (CISA). Sanmina had recently been limited to work at 80% capacity to protect the health of its workers; however, we cannot provide any guarantee that our contract manufacturer will continue to be permitted to manufacture our ordered levels of demand. Sanmina’s ability to manufacture our products is also dependent upon electronic component availability. The prioritization of electronic components towards medical and/or emergency products could negatively affect Sanmina’s ability to manufacture our products.

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

We may be subject to legal claims involving stockholder, consumer, antitrust, intellectual property infringement, product liability and other issues. We are also currently in litigation related to employment and employment related defamation matters, patent infringement and contractual matters, among other issues. Litigation is subject to inherent uncertainties, including increases in demands for our management team’s attention and potential high costs and unfavorable rulings. If an unfavorable ruling were to occur, it could include money damages and have a material adverse effect on our business, financial condition and results of operations for the period in which the ruling occurred or future periods. See also “Note 14 – Commitments and Contingencies” in our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Our business relies on intellectual property, some of which third parties own, and we, our MCAs, MCPs or respective customers may inadvertently infringe upon their patents and proprietary rights. We have been, and may in the future become, subject to claims that our products violate the patent or intellectual property rights of others, which could be costly and disruptive to us.

Many entities, including some of our competitors, currently or may in the future, hold patents and other intellectual property rights that cover or affect products or services related to those that are offered by us, our MCAs, our MCPs, or our respective customers. We cannot provide assurance that we are aware of all third-party intellectual property rights upon which any of our products or services may infringe. As a result, certain of our products or services have and can be expected to continue to become subject to intellectual property infringement claims or litigation.  In addition, certain of our patents, trademarks, copyrights or other intellectual property rights may be challenged by our competitors or others. The defense of intellectual property suits is both costly and time-consuming, even if ultimately successful, and may divert management’s attention from other business concerns. An adverse determination in litigation to which we may become a party could, among other things:

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

Operating in foreign jurisdictions also increases the risks to our technology and intellectual property, such as risks of theft or compromise of technology, data or intellectual property.

Because we operate our business in a highly regulated industry, we may be subjected to increased regulatory restrictions and oversight which could disrupt our service or increase our operating costs.

Telecommunications product and service providers are subject to extensive regulation under the laws of various national and international regulatory bodies, all of which are subject to change, from time to time without prior notice. These rules and policies establish the terms and conditions pursuant to which we, our MCAs and our MCPs must conduct our respective businesses by, among other things, requiring that certain regulatory and other governmental authorizations be obtained and maintained, establishing technical parameters for the operation of facilities and subscriber communicators, and determining the permissible uses of facilities and subscriber communicators.  Additionally, under some circumstances, these rules and policies may require us, our MCAs and our MCPs to suspend or terminate the operation or use of network facilities we operate or utilize, or otherwise alter or disrupt our ability to provide services. Any such events could significantly disrupt or preclude the operation of some or all of our communications systems. These rules and policies may also impose regulatory constraints on the use of subscriber communicators within certain countries or territories. They may also cause delays in the marketing of our services and products, may impose costly fees and procedures on us, our MCAs or our MCPs, and may give a competitive advantage to larger companies with whom we compete. Applicable laws and regulations also impose many other compliance obligations, which may differ from county to country, including those relating to import and export control, anti-corruption, data privacy, and information security. Possible future changes to regulations and policies in the countries in which we operate may result in additional regulatory requirements or restrictions on the services and equipment we provide, which may have a material adverse effect on our business and operations. Although we believe that we, our MCAs and our MCPs comply with applicable laws and regulations, and have obtained all the regulatory or other governmental approvals required to conduct our respective businesses as they are currently operated, it may not be possible to obtain, modify or maintain such approvals in the future. Moreover, future changes in applicable laws, regulations, and regulatory or governmental approval requirements may result in disruptions of our ability to provide some or all of the products and services we offer, or alternatively, result in added operational costs, which could materially harm our business.

The U.S. Departments of Justice, State and Treasury and other international regulatory agencies and authorities impose a broad range of criminal and civil penalties against companies and individuals who engage in business with prohibited parties (on lists published by these departments and agencies) or who engage in prohibited business activities, such as bribery and violations of export control laws.  A violation of these laws, rules or regulations could have a material adverse effect on our ability to operate our business.  Although we have implemented policies and processes to address these prohibited activities, we cannot guarantee that employees, partners, vendors, representatives or agents will not engage in conduct that would result in our being held responsible for the improper conduct.  We have in the past been, and may in the future be, subject to investigations by regulatory authorities, including the Department of Commerce’s Bureau of Industry and Security. We believe that there is no pending investigation, claim or litigation that will have a material adverse effect on our operations.

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

Significant interruptions, discontinuation or loss of services provided by Inmarsat and its subsidiaries, a change in our commercial relationship with the Inmarsat group, or delays or an inability to develop and implement the OGX service could have a material adverse effect on our business.

The revenues generated by our provision of L-band mobile satellite network services are materially dependent on the satellite network services provided to us by Inmarsat group. Consequently, any significant interruptions, discontinuation or loss of those services due to the temporary or permanent failure of Inmarsat satellites or associated Inmarsat terrestrial network facilities, or delays or an inability to develop and implement the OGX service would negatively affect our ability to provide service and could have a material adverse effect on our L-band mobile satellite product and service revenues. Increases in the fees charged by Inmarsat or discontinuing the L-band service used by our customers’ fielded devices, thereby requiring retrofitting of our devices, would increase our costs and negatively impact our profitability.

We face risks and uncertainties related to the current COVID-19 pandemic.

COVID-19 surfaced in late 2019 and has spread around the world, including to the United States. In March 2020, the World Health Organization declared COVID-19 a pandemic. The effects of the COVID-19 pandemic are expected to adversely affect our business, financial condition and results of operations. The magnitude of the impact of COVID-19 is unpredictable; consequently, the impact it will have on our future results is uncertain.

Numerous governmental jurisdictions, including the States of New Jersey and Florida, where we maintain our principal and regional executive offices, respectively, and those in which many of our U.S. and international offices are based, imposed “shelter-in-place” orders, quarantines, executive orders and similar governmental orders and restrictions for their residents to control the spread of COVID-19. Most states and the federal government, including the States of New Jersey and Florida, together with foreign jurisdictions in which we have operation centers, declared a state of emergency related to the spread of COVID-19. Such orders or restrictions have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions and cancellation of events, among other effects, thereby negatively impacting our customers, employees, and offices, among others. These challenges have been, and are anticipated to continue being, difficult to manage in foreign jurisdictions in which we have offices due to, among other things, a reduced ability to enable efficient and secure work-from-home environments.

Many of our customers, including heavy equipment manufacturers, transportation providers, and oil and gas customers have faced, and will continue to face, substantial challenges in operating in the current environment. For example, many of our heavy equipment and refrigerated OEMs temporarily closed factories due to employee health concerns from COVID-19. Based on industry data, loads for transportation of goods were also significantly down as a result of the economic shutdown caused by COVID-19. The strength of the U.S. dollar is also a concern for our foreign customers, especially for our large satellite value-added reseller customers in Brazil where the Real is weak. This has caused us to temporarily adjust service revenue billing rates to accommodate unfavorable exchange rates. Further, a recession or prolonged economic contraction as a result of the COVID-19 pandemic could also harm the business and results of operations of our enterprise customers, resulting in potential business closures, layoffs of employees and a significant increase in unemployment in the United States and elsewhere, which may continue even after the pandemic is contained. The occurrence of any such events may lead to a reduction in the capital and operating budgets our customers have available to invest in our industrial IoT solutions, which could reduce our revenue and harm our business, financial condition and results of operations.

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

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).  As part of the preparation of these statements, we make assumptions, estimates and judgments about various entries, such as capital expenditures, anticipated revenue collection and recognition, impairment of long-lived assets such as goodwill, warranty reserves, debt service, employee compensation, and contingent liabilities.  These entries are based on our judgment and observations of similar historical circumstances and what we believe to be reasonable under the circumstances.  If the underlying assumptions upon which we rely are incorrect, the actual results of our operations could differ and require us to revise our financial statements, which could adversely affect our stock price.  In addition, new accounting rules that may be established from time to time by various regulatory authorities, including the IRS and SEC, may require a revision to our financial statements that could adversely affect our reported financial results.

Risks Related to Our Technology

Satellites are subject to significant operating risks due to various types of potential anomalies, potential impacts of space debris or other spacecrafts, and limited life capacity.

Satellites utilize highly complex technology and operate in the harsh environment of space and, accordingly, are subject to significant operational risks while in orbit. These risks include malfunctions, or anomalies, that have occurred and may continue to occur in our satellites. In addition, satellites have a limited life capacity, they could become compromised over their designated operational life span and be more susceptible to anomalies and failures as they age.  Some of the principal satellite anomalies include:

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

We have experienced, and may in the future experience, anomalies in some of the categories described above. The effects of these anomalies include, but are not limited to, failure of the satellite, degraded communications performance, reduced power available to the satellite in sunlight and/or eclipse, battery overcharging or undercharging and limitations on satellite communications capacity. Some of these effects may be increased during periods of greater message traffic and could result in our system requiring more than one attempt to send messages before they get through to our satellites. Although these multiple re-try effects do not result in lost messages, they could lead to increased messaging latencies for the end user and reduced throughput for our system. We consider a satellite “failed” only when it can no longer provide any communications service, and we do not intend to undertake further efforts to return it to service. See “ORBCOMM Communications System — System Status — ORBCOMM Network Capacity” above for a description of our network capacity. While we have already implemented a number of system adjustments, we cannot provide assurance that these actions will succeed or adequately address the effects of any anomalies in a timely manner or at all.

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

While certain software deficiencies may be corrected remotely, most, if not all, of the satellite anomalies or debris collision damage cannot be corrected once the satellites are placed in orbit. See “ORBCOMM Communications System — System Status” above for a description of the operational status and anomalies that affect our satellites. We may experience additional anomalies in the future, whether of the types described above or arising from the failure of other systems or components, and operational redundancy may not be available upon the occurrence of such anomalies.

When one or more of our satellites fail, we record an impairment charge in our statement of operations, which would have the effect of fully reducing the net book value of that satellite listed in our statement of operations to a zero value.  Any such impairment charge would depress our net income for the reporting period in which the failure occurs, which was most recently the case in 2017 when we wrote off the net book value of three OG2 satellites. If we are unable to regain operational control and restoration of AIS and/or messaging services on the additional OG2 satellite we last briefly connected with in February 2021, we would write off its net book value of $7.0 million as of December 31, 2020.

Our products and services could fail to perform or perform at reduced levels of service because of technological malfunctions, satellite failures or deficiencies or events outside of our control, which would seriously harm our business and reputation.

Our products and services are exposed to the risks inherent in a large-scale, complex telecommunications system employing advanced technology. Any disruption to our services, information systems or communication networks or those of third parties into which our network connects, could result in the inability of our customers to receive our services for an indeterminate period of time. Satellite anomalies and other technical and operational deficiencies of our communications system described in this Annual Report on Form 10-K, could result in system failures or reduced levels of service. In addition, certain components of our system are located in foreign countries, and as a result, are potentially subject to governmental, regulatory or other actions in such countries which could force us to limit the operations of, or completely shut down, components of our system, including GESs or subscriber communicators. Any disruption to our services or extended periods of reduced levels of service could cause, and increased latencies in our satellite network delivering messages have caused and could continue to cause us to lose customers or revenue, result in delays or cancellations of future implementations of our products and services, result in failure to attract customers or could result in litigation, customer service or repair work that would involve substantial costs and distract management from operating our business. The failure of any of the diverse and dispersed elements of the system, including satellites, network control center or backup control center, GESs, GCCs or subscriber communicators, to function and coordinate as required could render the system unable to perform at the quality and capacity levels required for success. If the satellite network can no longer provide commercially acceptable service, our satellite subscriber communicators would no longer generate monthly service revenue. Any system failures, repeated product failures, shortened product life or extended reduced levels of service could reduce our sales, increase costs or result in warranty or liability claims and seriously harm our business.

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

The ongoing operations of our satellite constellation rely on the functionality of our GESs, some of which are owned and maintained by third parties. While we believe that the overall health of the majority of our GESs remains stable, we have experienced, and may continue to experience, technical difficulties or parts obsolescence with our GESs, which negatively impact service in the region covered by that GES. Certain problems with these GESs have reduced, and may continue to reduce, their availability and negatively impact the performance of our system in that region. In addition, due to regulatory and licensing constraints in certain countries in which we operate, we are unable to wholly-own or majority-own some of the GESs in our system located outside the United States. As a result of these ownership restrictions, we rely on third parties to own and operate some of these GESs. If our relationship with these third parties deteriorates or where these third parties have been, and may continue to be, unable or unwilling to bear the cost of operating or maintaining the GESs, or if there are changes in the applicable domestic regulations that require us to give up any or all of our ownership interests in any of the GESs, our control over our satellites could be diminished and our business could be harmed.

The collection, storage, transmission, use and disclosure of user data and personal information could give rise to liabilities or additional costs as a result of laws, governmental regulations and evolving views of personal privacy rights.

We transmit, and in some cases store, end-user data, which may include personal information. In jurisdictions around the world, personal information is becoming increasingly subject to legislation and regulations intended to protect consumers’ privacy and security. For example, the California Consumer Privacy Act and the California Privacy Rights Act are now effective, and other privacy related regulations are pending in several other states such as New York and Nevada.  Regulatory enforcement of the EU General Data Protection Regulation has begun resulting in significant fines for non-compliance. Other countries have implemented similar laws and regulations, including Brazil, Australia, Canada, and China. The interpretation of privacy and data protection laws and regulations regarding the collection, storage, transmission, use and disclosure of such information in some jurisdictions is unclear and evolving. These laws may be interpreted and applied in conflicting ways from each other and in a manner that is not consistent with our current data protection practices. Complying with these varying international requirements could cause us to incur additional costs and change our business practices. Because our services are accessible in many foreign jurisdictions, some of these jurisdictions may claim that we are required to comply with their laws, even where we have no local entity, employees or infrastructure. We could be forced to incur significant expenses if we were required to modify our products, our services or our existing security and privacy procedures in order to comply with new or expanded regulations. In addition, if end users allege that their personal information is not collected, stored, transmitted, used or disclosed appropriately or in accordance with our privacy policies or applicable laws, we could have liability to them, including claims and litigation resulting from such allegations. Any failure on our part to protect end users’ privacy and data could result in a loss of user confidence, hurt our reputation and ultimately result in the loss of users. In addition, in the event that we suffer a loss or adverse event to our data storage or it is determined that our policies and procedures have failed to comply with evolving laws and regulations, we may be subject to significant regulatory investigations and fines or penalties.  These laws, rules and regulations may further limit our ability to develop additional products or services that incorporate the data related to our business, including data analytics.

The failure of our information technology systems could disrupt our business operations which could have a material adverse effect on our business, financial condition and results of operations.

The operation of our business depends on our information technology systems. We rely on our information technology systems to effectively manage, among other things, our subsidiaries’ customer interface as well as business data, communications, supply chain, inventory management, customer order entry and order fulfillment, processing transactions, summarizing and reporting results of operations, human resources benefits and payroll management, complying with regulatory, legal or tax requirements and other processes and data necessary to manage our business. We use technology to provide secure transmission of confidential information, including our business data and customer information. To achieve our strategic objectives and to remain competitive, we must continue to develop and enhance our information systems. This may require the acquisition of equipment and software and the development, either internally or through independent consultants, of new proprietary software. Our inability to design, develop, implement and utilize, in a cost-effective manner, information systems that provide the capabilities necessary for us to compete effectively, could make us less competitive, increase our costs and adversely affect our business. The failure of our information technology systems, whether ours or those of third parties with whom we contract to support the provision of our services, to perform as we anticipate could disrupt our business and could result in, among other things, transaction errors, processing inefficiencies, loss of data and the loss of sales and customers, which could cause our business and results of operations to suffer. In addition, our information technology systems may be vulnerable to damage or interruption from circumstances beyond our control, including, without limitation, fire, natural disasters, power outages, system failures, system conversions, security breaches, cyber-attacks, ransomware, viruses and/or human error. In any such event, we could be required to make a significant investment to fix or replace our information technology systems, and we have and could experience interruptions in its ability to service our customers. Any such damage or interruption could have a material adverse effect on our business, financial condition and results of operations. While we have experienced, and expect to continue to experience, threats and attacks on our information technology systems seeking to gain unauthorized access to our systems or data or to cause disruptions in service, including through ransomware, based on information known to date, past threats and attacks have not had a material impact on our business, financial condition or results of operations.

Security problems with our networks, data processing systems, software products, and those systems or services of our third-party providers may be vulnerable to security risks, could cause increased cyber-security protection costs and general service costs, harm our reputation, and result in liability and increased expense for litigation, regulatory fines and diversion of management time.

We process and retain large amounts of customer information. Our software products also enable our customers to store and process data. We have included security features in our products and processes that are intended to protect the privacy and integrity of data, including confidential client data, and we expect the secure transmission of data over public networks. Security for our products and processes is critical given the confidential nature of the information contained in our systems. We also rely on employees in our network operations centers, data centers, and support operations to follow our procedures when handling such information. However, our network and those of our third-party service providers (including data storage facilities), banks, and our customers are vulnerable to unauthorized access, ransomware, computer viruses and other security problems. It is possible that our security controls, our selection and training of employees, and other practices we follow may not prevent the improper disclosure of information. Persons who circumvent security measures could wrongfully obtain or use information on the network or cause interruptions, delays or malfunctions in our operations, or misappropriation of assets, any of which could have a material adverse effect on our business, financial condition and results of operations. Unauthorized access, ransomware, computer viruses, accidental or intentional release of confidential or personal information or other disruptions has in the past resulted, and may in the future result, in increased costs, customer dissatisfaction leading to loss of customers and revenues, and fines and other liabilities. Also, such disclosure could harm our reputation and subject us to liability in regulatory proceedings and private litigation, resulting in increased costs or loss of revenue. Improper disclosure of corporate data could result in lawsuits or regulatory proceedings alleging damages and perceptions that our products and services do not adequately protect the privacy of customer data and could inhibit sales of our products and services. In addition, our customer and vendor contracts may not sufficiently protect us against third-party claims related to an incident.  Defending these types of claims could result in increased expenses for litigation and claims settlement and a significant diversion of our management’s attention. Additionally, our software products, the systems on which the products are used, and our processes are not impervious to intentional break-ins (“hacking”), email spoofing, phishing, ransomware, cyber-attacks or other disruptive disclosures or problems, whether as a result of inadvertent third-party action, employee action, malfeasance, or otherwise. Hacking, email spoofing, phishing, ransomware, cyber-attacks or other disruptive problems have resulted, and could result, in the diversion of our development resources, damage to our reputation, increased cyber-security protection costs and general service costs. Cyber-security risks may be increased while many of our personnel and those of our third-party providers are working remotely due to the COVID-19 pandemic. While we have experienced, and expect to continue to experience, threats and attacks on our networks and data processing systems seeking to gain unauthorized access to our systems or data or to cause disruptions in service, including through ransomware, based on information known to date, past threats and attacks have not had a material impact on our business, financial condition or results of operations. Although we have implemented, and intend to continue to implement, security measures, these measures may prove to be inadequate and result in system failures and delays that could lower network operations center availability.

Risks Related to Our Debt

Our Credit Agreement could restrict our business activities or our ability to execute our strategic objectives or adversely affect our financial performance.

On December 2, 2020, we entered into the Credit Agreement in connection with the refinancing of our Senior Secured Notes.  The Credit Agreement provides a Revolving Facility in an aggregate amount of up to $50.0 million and a Term Facility in the aggregate amount of $200.0 million that both mature on December 2, 2025. The Revolving Facility has no scheduled principal amortization until the maturity date. The Term Facility has quarterly installments of principal amortization in an aggregate amount specified for each 12-month period following the closing date as set forth in the Credit Agreement.

The Credit Agreement and related security agreement contain covenants that may restrict our business activities or our ability to execute our strategic objectives, and our failure to comply with these covenants could result in a default under our indebtedness. Our inability to generate sufficient cash flow to satisfy interest payments and principal repayment at maturity, could adversely affect our financial condition, operating results and cash flows. The covenants in the Credit Agreement and related security agreement limit our ability to, among other things, incur additional indebtedness and liens, sell, transfer, lease or otherwise dispose of our subsidiaries’ assets, or merge or consolidate with other companies. We must also comply with an incurrence covenant of not exceeding a specific leverage ratio and a specific fixed coverage ratio. Failure to comply with the covenants, or pay the quarterly installments of principal amortization when due, could result in an event of default, which, if not cured or waived, would allow the lenders to require repayment in full of all principal and interest outstanding. If we fail to repay such amounts, the lenders may foreclose on substantially all of our assets which we have pledged. If we are unable to cure the default, we may need to repay the debt and find other sources of financing and there can be no assurance that we would have access to other sources of financing on acceptable terms, or at all.

Our substantial indebtedness may adversely affect our business, financial condition and operating results.

As of December 31, 2020, we have $220.0 million in aggregate principal amount of total debt under the Credit Agreement. Our level of indebtedness may have material adverse effects on our business, financial condition and operating results, including to:

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

As a result of our indebtedness, we may be restricted in pursuing desirable business activities, and as a result, our business and ability to repay the indebtedness may be adversely affected. Despite our current level of indebtedness, we may still be able to incur substantially more debt. This could further exacerbate the risks that we and our subsidiaries face. While we have sufficient cash flow to pay the quarterly principal amortization under the Term Facility, we currently do not generate sufficient cash flow to repay the aggregate principal amount of our outstanding indebtedness which will require us to refinance our Facilities on or prior to their maturity date of December 2, 2025.

Risks Related to an Investment in Our Common Stock

The price of our common stock has been, and may continue to be, volatile and investments in our common stock may decline in value.

The trading price of our common stock has been, and may continue to be, volatile and purchasers of our common stock could incur substantial losses. Factors that could affect the trading price of our common stock include:

•	liquidity of the market in, and demand for, our common stock;
•	changes in expectations from securities analysts or investors as to our future financial performance or subscriber growth estimates, if any;
•	actual or anticipated fluctuations in our or our competitors’ operating and financial results and overall market valuation;
•	our financial or subscriber growth performance failing to meet the expectations of market analysts, investors or the guidance we provide to investors;
•	investor perception of and confidence in capital markets and equity investments;
•	our ability to raise additional funds to meet our capital needs;
•	conditions and trends in the end markets we serve and changes in the estimation of the size and growth rate of these markets;
•	announcements relating to our business or the business of our competitors, customers or suppliers;
•	investor perception of our prospects, our industry and the markets in which we operate;
•	changes in our pricing policies or the pricing policies of our competitors;

•	loss of one or more of our significant customers;
•	changes in key management personnel;
•	failure of our satellites or any issues related to our products to perform as expected;
•	changes in our credit rating or future prospects by rating agencies;
•	the outcome of any litigation by or against us, including any judgments favorable or adverse to us;
•	changes in governmental regulation, including the imposition of tariffs or other trade barriers; and
•	general economic, political and other market conditions.

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

Subject to the rules of NASDAQ, our certificate of incorporation authorizes our Board of Directors to issue one or more series of preferred stock and set the terms of the preferred stock without seeking any further approval from holders of our common stock. Currently, there are 50 million shares of preferred stock authorized and approximately 41,000 shares of Series A convertible preferred stock were issued and outstanding as of December 31, 2020. Any preferred stock that is issued may rank ahead of our common stock in terms of dividends, priority and liquidation premiums and may have greater voting rights than holders of our common stock.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We currently lease the following properties for operations and administrative functions:

Location	Real Property Owned or Leased	Lease Expiration
Rochelle Park, New Jersey	Leased	March 2027
Sterling, Virginia	Leased	November 2025
Ottawa, Canada	Leased	February 2031
Kowloon, Hong Kong	Leased	January 2023
San Jose, California	Leased	January 2022
Hyderabad, India	Leased	June 2022
Pune, India	Leased	June 2022
Utica, New York	Leased	May 2024
Hoensbroek, The Netherlands	Leased	May 2022
Bonn, Germany	Leased	December 2024
Galway, Ireland	Leased	December 2024
Salt Lake City, Utah	Leased	July 2021
Boca Raton, Florida	Leased	December 2027
Tokyo, Japan	Leased	September 2021

In addition, we currently own eleven GESs at the following locations, four situated on owned real property and seven on real property subject to leases:

Gateway	Real Property Owned or Leased	Lease Expiration
St. John’s, Arizona	Owned	n/a
Arcade, New York	Owned	n/a
Curaçao	Owned	n/a
Rutherglen Vic, Australia	Owned	n/a
East Wenatchee, Washington	Leased	Month-to-Month
Ocilla, Georgia	Leased	May 2033
Kijal, Malaysia	Leased	August 2022
Hartebeesthoek, South Africa	Leased	December 2030
Kitaura-town, Japan	Leased	March 2023
Zona Franca de Justo Daract, Argentina	Leased	May 2022
Itaborai, Brazil	Leased	June 2024

We currently own or lease real property sufficient for our business operations, although we may need to purchase or lease additional real property in the future.

Item 3.	Legal Proceedings

We are involved in various litigation matters involving claims incidental to our business and acquisitions, including employment and employment related defamation matters, acquisition-related claims, patent infringement and contractual matters, among other issues. Management currently believes that the outcome of these proceedings, either individually or in the aggregate, will not have a material adverse effect on our business, results of operations or financial condition. We record reserves related to legal matters when losses related to such litigation or contingencies are both probable and reasonably estimable.

See “Note 14 – Commitments and Contingencies” in our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Trading Market and Symbol of Our Common Stock

Our common stock trades on The Nasdaq Global Market under the symbol “ORBC.”

As of February 12, 2021, there were 189 holders of record of our common stock.

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

Series A convertible preferred stock:    Pursuant to the terms of our Series A convertible preferred stock, the holders are entitled to receive a cumulative 4% annual dividend payable quarterly in additional shares of Series A convertible preferred stock. In 2020, we did not issue dividends on the preferred shares.

Stock Performance Graph

The graph set forth below compares the cumulative total shareholder return on our common stock between December 31, 2015 and December 31, 2020, with the cumulative total result of (i) the Russell 2000 Index and (ii) the NASDAQ Telecommunications Index, over the same period. This graph assumes the investment of $100 on December 31, 2015 in our common stock, the Russell 2000 Index and the NASDAQ Telecommunications Index, and assumes the reinvestment of dividends, if any. The graph assumes the initial value of our common stock on December 31, 2015 was the closing sales price of $7.24 per share.

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

(Amounts in dollars)

	12/15	12/16	12/17	12/18	12/19	12/20
ORBCOMM Inc.	100.00	114.23	140.61	114.09	58.15	102.49
Russell 2000	100.00	121.31	139.08	123.76	155.35	186.36
NASDAQ Telecommunications	100.00	112.56	135.96	125.10	158.73	192.30

Item 6.	Selected Consolidated Financial Data

Omitted at the Company’s option pursuant to amendments to Item 301 of Regulation S-K effective February 10, 2021.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a global provider of industrial IoT solutions, including network connectivity, devices, device management and web reporting applications. These solutions enable optimal business efficiencies, increased asset utilization and reduced asset write-offs, helping customers realize benefits on a worldwide basis. Our industrial IoT products and services are designed to track, monitor, control and enhance security for a variety of assets, such as trailers, trucks, rail cars, sea containers, power generators, fluid tanks, marine vessels, diesel or gensets, oil and gas wells, pipeline monitoring equipment, irrigation control systems, and utility meters, in the transportation and supply chain, heavy equipment, fixed asset monitoring and maritime industries, as well as for governments. Additionally, we provide satellite AIS data services to assist in vessel navigation and to improve maritime safety for government and commercial customers worldwide. We also have vehicle fleet management, as well as in-cab and vehicle fleet solutions in our transportation solution portfolio. We provide our services using multiple network platforms, including our own constellation of low-Earth orbit satellites and our accompanying ground infrastructure, as well as terrestrial-based cellular communication services obtained through reseller agreements with major cellular (Tier One) wireless providers. We also offer customer solutions utilizing additional satellite network service options that we obtain through service agreements we have entered into with third-party mobile satellite providers. Our satellite-based customer solution offerings use small, low power, mobile satellite subscriber communicators for remote asset connectivity, and our terrestrial-based solutions utilize cellular data modems with SIMs. We also resell service using the two-way Inmarsat satellite network to provide higher bandwidth, low-latency satellite products and services, leveraging our IDP technology. Our customer solutions provide access to data gathered over these systems through connections to other public or private networks, including the Internet. We are dedicated to providing what we believe are the most versatile, leading-edge industrial IoT solutions in our markets that enable our customers to run their businesses more efficiently.

2020 Strategic Transactions

During 2020, we completed the following strategic transactions that had an impact and will continue to have an impact on our results of operations:

Credit Agreement

On December 2, 2020, we and certain of our subsidiaries entered into the Credit Agreement with JPMorgan Chase, as administrative agent and collateral agent, and with the other Lenders thereto, in connection with the refinancing of our Senior Secured Notes. Pursuant to the Credit Agreement, the Lenders provided a Revolving Facility in an aggregate amount of up to $50.0 million and a Term Facility in the aggregate amount of $200.0 million. The proceeds of the Facilities, along with cash on hand, were used to redeem all $220.0 million outstanding principal amount of our 8.0% Senior Secured Notes due 2024, at a price equal to (a) 104% of the principal amount of Securities being redeemed plus (b) accrued and unpaid interest, resulting in a call premium payment of $8.8 million and an additional expense associated with the remaining unamortized debt issuance cost of $2.9 million.

Shelf Registration

We have an effective shelf registration statement filed with the SEC, registering up to $100.0 million of debt and/or equity securities that we may offer in one or more offerings on terms to be determined at the time of sale. The shelf registration statement is due to expire on March 23, 2023 and replaces our previous shelf registration statement described below under “2018 Strategic Transactions — Shelf Registration.”

2019 Strategic Transactions

During 2019, we completed the following strategic transactions that had an impact and will continue to have an impact on our results of operations:

Stock Repurchase Program

On August 5, 2019, our Board of Directors authorized a stock repurchase program under which we could repurchase up to $25.0 million of our outstanding shares of common stock through open market transactions and privately negotiated transactions, until August 5, 2020. In addition, open market repurchases of common stock could be made pursuant to applicable securities laws and regulations, including Rule 10b-18, as well as Rule 10b5-1 under the Exchange Act. In mid-March 2020, the Company suspended purchases under the repurchase program given the economic uncertainty arising from the COVID-19 pandemic.

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

Revenues generated from leasing arrangements of subscriber communicators are recognized using the estimated selling price for each deliverable in the arrangement. Product and installation revenues associated with these arrangements are recognized upon shipment or installation of the subscriber communicator, depending on the specific contractual terms. Service and warranty revenues are recognized on an accrual basis, as services are rendered, or on a cash basis, if collection from the customer is not reasonably assured at contract initiation.

Amounts received prior to the performance of services under customer contracts are recognized as deferred revenues and revenue recognition is deferred until such time that all revenue recognition criteria have been met.

Costs and expenses

Direct costs

We operate a proprietary LEO satellite network and accompanying ground equipment, including fifteen GESs, three AIS data reception earth stations, and three regional GCCs. Our proprietary satellite-based communications system is typically characterized by high initial capital expenditures and relatively low marginal costs for providing service. We use as part of our solution, as well as resell, network connectivity for two other satellite networks and seven terrestrial network partners. Reselling network connectivity typically involves a cost for each device connected to the network system and the amount paid to each provider will vary. In addition, we incur costs associated with the installation services provided to our customers.

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

Results of operations for the years ended December 31, 2020 and 2019

Revenues

The table below presents our revenues for the years ended December 31, 2020 and 2019, together with the percentage of total revenue represented by each revenue category, respectively:

	Year Ended December 31,
(In thousands)	2020		2019
Service revenues	$157,819	63.5%	$160,594	59.0%
Product sales	90,647	36.5%	111,419	41.0%
	$248,466	100.0%	$272,013	100.0%

Total revenues for the year ended December 31, 2020 decreased $23.5 million, or 8.7%, to $248.5 million in 2020 from $272.0 million in 2019.

Service revenues

	Year Ended December 31,		Change
(In thousands)	2020	2019	Dollars	%
Recurring service revenues	$150,048	$155,284	$(5,236)	(3.4)%
Other service revenues	7,771	5,310	2,461	46.3%
Total service revenues	$157,819	$160,594	$(2,775)	(1.7)%

The decrease in recurring service revenues for the year ended December 31, 2020, compared to the prior year period, was primarily due to the expiration at the end of 2019 of our contract with AT&T Services, Inc. (“AT&T”), providing our services to Maersk Lines (“Maersk”), as described below, and decreases in usage mainly due to the economic downturn in the oil and gas industry and heavy equipment customers.

As of December 31, 2020, we had approximately 2,225,000 billable subscriber communicators compared to approximately 2,657,000 billable subscriber communicators as of December 31, 2019, a decrease of 16.3%. As of December 31, 2019, excluding the billable subscriber communicators issued by Maersk described below, we had approximately 2,231,000 billable subscriber communicators. Separately, at year-end 2019, we deactivated approximately 85,000 non-revenue generating communicators that were not actively transmitting data or were in a suspend/test mode. This action was performed in connection with our platform convergence project. Subsequent to these adjustments, we had approximately 2,144,000 billable subscriber communicators as of December 31, 2019. From December 31, 2019 through December 31, 2020, we added approximately 171,000 billable subscriber communicators, offset, partially, by deactivations of approximately 90,000 units related in part to decreases in active subscriber devices of oil and gas and heavy equipment customers and our platform convergence project.

Our program with Maersk, through our contract with AT&T, expired on December 31, 2019. The remaining deferred revenue of approximately $1.9 million associated with this contract was recognized during the year ended December 31, 2020 as an immaterial prior period adjustment. The contract was assumed as part of the WAM Technologies, LLC acquisition in 2015.

Service revenue growth can be impacted by the customary lag between subscriber communicator activations and recognition of service revenues from these units.

Product sales

	Year Ended December 31,		Change
(In thousands)	2020	2019	Dollars	%
Product sales	$90,647	$111,419	$(20,772)	(18.6)%

The decrease in product sales for the year ended December 31, 2020, compared to the prior year period, was primarily due to timing of shipments impacted by the COVID-19 pandemic and the downturn in the oil and gas industry.

Cost of revenues, exclusive of depreciation and amortization

	Year Ended December 31,		Change
(In thousands)	2020	2019	Dollars	%
Cost of services	$51,273	$52,264	$(991)	(1.9)%
Cost of product sales	63,453	78,377	(14,924)	(19.0)%

Cost of services is comprised of expenses to operate our network, such as payroll and related costs, including stock-based compensation, installation costs, and usage fees to third-party networks, but exclude depreciation and amortization discussed below. The decrease in cost of services for the year ended December 31, 2020, compared to the prior year period, was primarily due to our cost reduction initiatives implemented throughout the Company.

Cost of product sales includes the purchase price of subscriber communicators and SIMs sold, costs of warranty obligations, shipping charges and operational costs to fulfill customer orders, including costs for employees and inventory management. The decrease in cost of product sales for the year ended December 31, 2020, compared to the prior year period, was primarily due to the decreases in product sales and the lower costs associated with new product offerings and the mix of product shipments, as well as other non-recurring benefits related to warranties and purchase price variances.

Selling, general and administrative expenses

	Year Ended December 31,		Change
(In thousands)	2020	2019	Dollars	%
Selling, general and administrative expenses	$70,176	$69,590	$586	0.8%

Selling, general and administrative expenses (“SG&A”) relate primarily to expenses for general management, sales and marketing, finance, audit and legal fees and general operating expenses. The increase in SG&A expenses for the year ended December 31, 2020, compared to the prior year period, was primarily due to reductions in contingent liabilities in 2019 which did not recur in 2020 and an increase in bad debt expense in 2020, offset by cost reductions in salary and wages, travel and entertainment, and professional services.

Product development expenses

	Year Ended December 31,		Change
(In thousands)	2020	2019	Dollars	%
Product development	$12,720	$14,720	$(2,000)	(13.6)%

Product development expenses consist primarily of the expenses associated with our engineering efforts to establish technical feasibility, and the cost of third parties and internal staff to support our current applications. Product development expenses for the year ended December 31, 2020, compared to the prior year period, reflects lower employee costs, reduced consulting services, as well as reduced travel and entertainment costs, as a result of travel restrictions due to the COVID-19 pandemic.

Depreciation and amortization

	Year Ended December 31,		Change
(In thousands)	2020	2019	Dollars	%
Depreciation and amortization	$50,736	$50,702	$34	0.1%

The increase in depreciation and amortization for the year ended December 31, 2020, compared to the prior year period, was primarily due to higher depreciation associated with our capitalized costs attributable to the design, development and enhancements of our products and services sold to our customers and our internally developed software.

Acquisition-related and integration costs

	Year Ended December 31,		Change
(In thousands)	2020	2019	Dollars	%
Acquisition-related and integration costs	$448	$788	$(340)	(43.1)%

Acquisition-related and integration costs include professional services expenses and identifiable integration costs directly attributable to our acquisitions. The decrease in acquisition-related and integration costs reflected lower acquisition and integration activity for the year ended December 31, 2020, compared to the prior year period.

Other income (expense)

Other income (expense) is comprised primarily of interest expense, foreign exchange gains and losses and interest income related to capital leases and from our cash and cash equivalents, which can consist of U.S. Treasuries and interest-bearing instruments.

	Year Ended December 31,		Change
(In thousands)	2020	2019	Dollars	%
Interest income	$1,239	$1,957	$(718)	(36.7)%
Other (expense) income	(1,369)	(129)	(1,240)	961.2%
Interest expense	(19,957)	(21,149)	1,192	(5.6)%
Loss on debt extinguishment	(2,942)	—	(2,942)	100.0%
Loss on debt call premium	(8,800)	—	(8,800)	100.0%
Total other expense	$(31,829)	$(19,321)	$(12,508)	64.7%

The increase in other expense for the year ended December 31, 2020, compared to the prior year, was primarily due to a loss on debt call premium and debt extinguishment related to the redemption of our Senior Secured Notes, as well as an increase in other expense in 2020, related to foreign currency losses, offset, in part, by lower interest expense due to the lower debt balance for the fourth quarter of 2020. We believe our foreign exchange exposure is limited as a majority of our revenue is collected in U.S. dollars.

Income taxes

In 2020, we recorded income taxes of $1.7 million, which primarily included foreign income taxes of $1.4 million from income generated by our international operations and $0.3 million of state income taxes and income tax expense related to amortization of tax goodwill generated from acquisitions.

In 2019, we recorded income taxes of $4.4 million, which primarily included foreign income taxes of $4.1 million from income generated by our international operations and $0.3 million of income tax benefit related to amortization of tax goodwill generated from acquisitions.

Net loss

For the year ended December 31, 2020, we had a net loss of $33.8 million compared to a net loss of $18.1 million for the year ended December 31, 2019, primarily due to a loss on debt call premium and debt extinguishment associated with the redemption of our Senior Secured Notes.

Noncontrolling interests

Noncontrolling interests relate to earnings and losses attributable to noncontrolling shareholders.

Net loss attributable to ORBCOMM Inc.

For the year ended December 31, 2020, we had a net loss attributable to our Company of $33.9 million, compared to a net loss attributable to our Company of $18.4 million for the year ended December 31, 2019.

For the year ended December 31, 2019, the net loss attributable to our common stockholders considers dividends of less than $0.1 million paid in shares of the Series A convertible preferred stock.

Results of operations for the years ended December 31, 2019 and 2018

Revenues

The table below presents our revenues for the years ended December 31, 2019 and 2018, together with the percentage of total revenue represented by each revenue category, respectively:

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

The increase in service revenues for the year ended December 31, 2019, compared to the prior year period, was primarily due to revenue generated from growth in billable subscriber communicators across our services.

As of December 31, 2019, including the communicator devices issued by Maersk, we had approximately 2,657,000 billable subscriber communicators compared to approximately 2,374,000 billable subscriber communicators as of December 31, 2018, an increase of 11.9%. As of December 31, 2019, excluding the billable subscriber communicators issued by Maersk described below, we had approximately 2,231,000 billable subscriber communicators. Separately, at year-end 2019, we deactivated approximately 85,000 non-revenue generating communicators that were not actively transmitting data or were in a suspend/test mode. This action was performed in connection with our platform convergence project. Subsequent to these adjustments, we had approximately 2,144,000 billable subscriber communicators at December 31, 2019.

During 2019, we were notified that our program with Maersk, through our contract with AT&T, would expire on December 31, 2019. This program provided us with total recurring service revenues of approximately $3.0 million annually for engineering support services, with additional deferred revenues of approximately $1.5 million recognized during the year ended December 31, 2019. In addition, we recorded $0.5 million of other service revenues in the year ended December 31, 2019, related to device activations that had not been previously recognized. The contract was assumed as part of the WAM Technologies, LLC acquisition in 2015.

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

	Year Ended December 31,		Change
(In thousands)	2019	2018	Dollars	%
Interest income	$1,957	$1,918	$39	2.0%
Other (expense) income	(129)	45	(174)	(386.7)%
Interest expense	(21,149)	(21,055)	(94)	0.4%
Total other expense	$(19,321)	$(19,092)	$(229)	1.2%

The increase in other expense for the year ended December 31, 2019, compared to the prior year, was primarily due to an increase in other income (expense) in 2019 related to foreign currency losses. We believe our foreign exchange exposure is limited as a majority of our revenue is collected in U.S. dollars.

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

Liquidity and Capital Resources

Overview

Our liquidity requirements arise from our working capital needs, our obligation to make scheduled payments of interest on our indebtedness and our need to fund growth initiatives and make capital expenditures to support our current operations and to facilitate growth and expansion. We have financed our operations and expansion with cash flows from operating activities, bank debt, sales of our common stock through public offerings and private placements of debt. At December 31, 2020, we had an accumulated deficit of $244.9 million. Our primary sources of liquidity consist of cash and cash equivalents totaling $40.4 million and $30.0 million remaining under our Revolving Facility under the Credit Agreement, available for use for working capital and general business purposes, which we believe will be sufficient to provide working capital, make interest payments and make capital expenditures to support operations and facilitate growth and expansion for the next twelve months.

As previously reported, during the quarter ended June 30, 2020, we received proceeds from a loan in the amount of $7.6 million (the “PPP Loan”) from JPMorgan Chase, as lender, pursuant to the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). We believe that we qualified to apply for and receive the PPP Loan pursuant to the PPP under the provisions of the CARES Act and the Small Business Administration (“SBA”) guidance in effect at that time. In light of our entering into the amendment to our revolving credit facility described below under “—Future Liquidity and Capital Resource Requirements” to provide us with access to additional liquidity, our improved outlook on our ability to generate cash from operations in the quarter ended June 30, 2020, and the evolving requirements and new guidance issued by the SBA subsequent to our receipt of the PPP Loan, we repaid the full amount of the PPP Loan received and any accrued interest on June 25, 2020. The PPP Loan was prepayable at any time prior to the maturity date without any prepayment penalties.

Operating activities

Cash provided by our operating activities in 2020 was $48.4 million resulting from a net loss of $33.8 million, offset by non-cash items including $50.7 million for depreciation and amortization and $5.3 million for stock-based compensation. Working capital activities provided cash of $6.7 million, primarily due to a decrease in accounts receivable of $4.5 million related to timing of collections, a decrease of $10.0 million in inventories and a decrease of $3.8 million in prepaid expenses and other assets, offset, in part by a decrease of $8.3 million in accounts payable and accrued liabilities, a decrease of $1.3 million in deferred revenue and a decrease of $2.1 million in other liabilities.

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

Investing activities

Cash used in our investing activities in 2020 was $19.5 million, resulting from capital expenditures and, to a lesser degree, to our subscription model during the period.

Cash used in our investing activities in 2019 was $21.1 million, resulting from capital expenditures during the period.

Cash used in our investing activities in 2018 was $21.5 million, resulting primarily from capital expenditures during the period.

Financing activities

Cash used in our financing activities in 2020 was $43.7 million, primarily due to the redemption of our Senior Secured Notes of $250.0 million, payment of a call premium associated with the redemption of our Senior Secured Notes of $8.8 million, payment of debt issuance costs related to our Credit Agreement of $3.2 million, as well as payments of $2.5 million in purchases of common stock under our stock repurchase program, offset, in part, by proceeds received under the Credit Agreement of $200.0 million, net proceeds received under the Revolving Facility of $20.0 million and $0.8 million in proceeds received from the sale of common stock under our employee stock purchase plan.

Cash used in our financing activities in 2019 was $8.4 million, due to payments of $9.4 million in purchases of common stock under our share repurchase program, offset, in part, by $1.1 million in proceeds from the sale of common stock under the employee stock purchase plan.

Cash provided by our financing activities in 2018 was $29.2 million, due to proceeds of $28.0 million received from our April 2018 Public Offering and $1.2 million in proceeds from the sale of common stock under the employee stock purchase plan.

Future Liquidity and Capital Resource Requirements

We believe that our existing cash and cash equivalents, along with expected cash flows from operating activities and funds available under our Revolving Facility described below (subject to applicable covenant limitations), will be sufficient to provide working capital, make interest payments and fund growth initiatives and make capital expenditures to support operations and facilitate growth and expansion for the next twelve months. We continuously evaluate our capital structure to ensure the most appropriate and optimal structure and may, from time to time, retire, repurchase, exchange or redeem outstanding indebtedness or common stock, issue new equity or debt securities or enter into new lending arrangements if conditions warrant. Any repurchases or exchanges, will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

Credit Agreement and Security Agreement

On December 2, 2020, we and certain of our subsidiaries entered into the Credit Agreement with JPMorgan Chase, as administrative agent and collateral agent, and with the other Lenders thereto, in connection with the refinancing of our Senior Secured Notes. The Credit Agreement superseded and replaced our prior credit agreement providing for a $25.0 million revolving credit facility described below under “Prior Revolving Credit Facility.” Pursuant to the Credit Agreement, the Lenders provided the Revolving Facility in an aggregate amount of up to $50.0 million and the Term Facility in the aggregate amount of $200.0 million. The proceeds of the Facilities, along with cash on hand, were used to redeem all $220.0 million outstanding principal amount of the Senior Secured Notes and pay certain related fees, expenses and accrued interest.

The Facilities mature on December 2, 2025. At our election, loans under the Facilities will bear interest at an alternative base rate or an adjusted LIBOR, plus an applicable margin subject to a set pricing grid, with respect to the Revolving Facility and the Term Facility.

The Facilities are secured by a first-priority security interest in substantially all our and our subsidiaries’ assets under an Amended and Restated Security Agreement among us, our subsidiaries and JPMorgan Chase (the “Security Agreement”). The Revolving Facility has no scheduled principal amortization until the maturity date. The Term Facility has quarterly installments of principal amortization in an aggregate amount specified for each 12-month period following the closing date as set forth in the Credit Agreement.

Subject to the terms set forth in the Credit Agreement, we may borrow, repay and reborrow the Revolving Facility at any time prior to the maturity date and may prepay the Term Facility at any time without penalty or premium, subject to limitations as to minimum amounts of prepayments and customary indemnification for breakage costs in the case of prepayment of Eurodollar Loans other than on the last day of a related interest period.

The Credit Agreement contains customary representations and warranties, conditions to funding, covenants and events of default. The Credit Agreement contains covenants that, among other things, limit us and our subsidiaries’ ability to: (i) incur or guarantee additional indebtedness; (ii) pay dividends, make other distributions or repurchase or redeem capital stock; (iii) prepay, redeem or repurchase certain indebtedness; (iv) make loans and investments; (v) sell, transfer or otherwise dispose of assets; (vi) incur or permit to exist certain liens; (vii) enter into certain types of transactions with affiliates; (viii) enter into agreements restricting the

Company’s subsidiaries’ ability to pay dividends; and (ix) consolidate, amalgamate, merge or sell all or substantially all of their assets; subject, in all cases, to certain specified exceptions. Such limitations have various baskets as set forth in the Credit Agreement.

On December 2, 2020, the $200.0 million proceeds of the Term Facility, the $20.0 million of borrowings under the Revolving Facility and cash on hand were used to redeem our $220.0 million outstanding Senior Secured Notes at a price equal to (a) 104% of the principal amount of the Senior Secured Notes being redeemed plus (b) accrued and unpaid interest, resulting in a call premium fee of $8.8 million and an additional expense associated with the remaining unamortized debt issuance cost of $2.9 million.

At December 31, 2020, we had $20.0 million outstanding under the Revolving Facility. As of December 31, 2020, we were in compliance with all financial covenants under the Credit Agreement.

8.0% Senior Secured Notes

On April 10, 2017, we issued $250.0 million aggregate principal amount of 8.0% Senior Secured Notes due 2024. The Senior Secured Notes were issued pursuant to an Indenture, dated as of April 10, 2017, among us, the Guarantors and U.S. Bank National Association, as trustee and collateral agent. The Senior Secured Notes were unconditionally guaranteed on a senior secured basis by the Guarantors, and were secured on a first priority basis by (i) pledges of capital stock of certain of our directly- and indirectly-owned subsidiaries; and (ii) substantially all of our and our Guarantors’ other property and assets, to the extent a first priority security interest was able to be granted or perfected therein, and subject, in all cases, to certain specified exceptions, and an intercreditor agreement with the collateral agent for our Prior Revolving Credit Facility described below. Interest payments were due on the Senior Secured Notes semi-annually in arrears on April 1 and October 1, beginning October 1, 2017.

We had the option to redeem some or all of the Senior Secured Notes at any time on or after April 1, 2020, at redemption prices set forth in the Indenture plus accrued and unpaid interest, if any, to the date of redemption. We also had the option to redeem some or all of the Senior Secured Notes at any time before April 1, 2020 at a redemption price of 100% of the principal amount of the Senior Secured Notes to be redeemed, plus a “make-whole” premium and accrued and unpaid interest, if any, to the date of redemption. In addition, at any time before April 1, 2020, we had the right to redeem up to 35% of the aggregate principal amount of the Senior Secured Notes to be redeemed, plus accrued and unpaid interest, if any, to the date of redemption, with the proceeds from certain equity issuances.

The Indenture contained covenants that, among other things, limited us and our restricted subsidiaries’ ability to: (i) incur or guarantee additional indebtedness; (ii) pay dividends, make other distributions or repurchase or redeem capital stock; (iii) prepay, redeem or repurchase certain indebtedness; (iv) make loans and investments; (v) sell, transfer or otherwise dispose of assets; (vi) incur or permit to exist certain liens; (vii) enter into certain types of transactions with affiliates; (viii) enter into agreements restricting our subsidiaries’ ability to pay dividends; and (ix) consolidate, amalgamate, merge or sell all or substantially all of their assets; subject, in all cases, to certain specified exceptions. Such limitations had various exceptions and baskets as set forth in the Indenture, including the incurrence by us and our restricted subsidiaries of indebtedness under potential new credit facilities in the aggregate principal amount at any one time outstanding not to exceed $50.0 million.

Prior Revolving Credit Facility

On December 18, 2017, we and certain of our subsidiaries entered into the revolving credit agreement with JPMorgan Chase, as administrative agent and collateral agent, as amended on June 25, 2020 (the “Prior Revolving Credit Agreement”). The Prior Revolving Credit Agreement provided for a revolving credit facility in an aggregate principal amount of up to $25.0 million for working capital and general corporate purposes and would mature on December 18, 2022 (the “Prior Revolving Credit Facility”). The Prior Revolving Credit Facility bore interest at an alternative base rate or an adjusted LIBOR, plus an applicable margin of 2.50% in the case of alternative base rate loans and 3.50% in the case of adjusted LIBOR loans. The Prior Revolving Credit Facility was secured by a first priority security interest in substantially all of our and our subsidiaries’ assets under a security agreement among the Company, the applicable subsidiaries and JPMorgan Chase, subject to an intercreditor agreement with the indenture trustee for the Senior Secured Notes. The Prior Revolving Credit Facility had no scheduled principal amortization until the maturity date. Subject to the terms set forth in the Prior Revolving Credit Agreement, we could borrow, repay and reborrow amounts under the Prior Revolving Credit Facility at any time prior to the maturity date.

The Prior Revolving Credit Agreement contained covenants that, among other things, limited our ability and our restricted subsidiaries’ ability to: (i) incur or guarantee additional indebtedness; (ii) pay dividends, make other distributions or repurchase or redeem capital stock; (iii) prepay, redeem or repurchase certain indebtedness; (iv) make loans and investments; (v) sell, transfer or otherwise dispose of assets; (vi) incur or permit to exist certain liens; (vii) enter into certain types of transactions with affiliates; (viii) enter into agreements restricting our subsidiaries’ ability to pay dividends; and (ix) consolidate, amalgamate, merge or sell all or substantially all of their assets; subject, in all cases, to certain specified exceptions. Such limitations had various baskets as set forth in the Prior Revolving Credit Agreement. The Prior Revolving Credit Agreement was superseded and replaced by the Credit Agreement.

Public Offering and Shelf Registration

On April 10, 2018, we completed a public offering of 3,450,000 shares of our common stock, including 450,000 shares sold upon exercise in full of the underwriters’ option to purchase additional shares, at a price of $8.60 per share. We received net proceeds of approximately $28.0 million after deducting underwriters’ discounts and commissions and offering costs.

We have an effective shelf registration statement filed with the SEC, registering up to $100 million of debt and/or equity securities that we may offer in one or more offerings on terms to be determined at the time of sale. The shelf registration statement is due to expire on March 23, 2023 and replaces our previous shelf registration statement for an unspecified amount of debt and/or equity securities filed in 2018.

Non-GAAP Financial Measures

EBITDA and Adjusted EBITDA

EBITDA is defined as earnings attributable to ORBCOMM Inc. before interest income (expense), provision for income taxes, depreciation and amortization, and loss on debt extinguishment. We believe EBITDA is useful to our management and investors in evaluating our operating performance because it is one of the primary measures we use to evaluate the economic productivity of our operations, including our ability to obtain and maintain our customers, our ability to operate our business effectively, the efficiency of our employees and the profitability associated with their performance. It also helps our management and investors to meaningfully evaluate and compare the results of our operations from period to period on a consistent basis by removing the impact of our financing transactions and the depreciation and amortization impact of capital investments from our operating results. In addition, our management uses EBITDA in presentations to our Board of Directors to enable it to have the same measurement of operating performance used by management and for planning purposes, including the preparation of our annual operating budget. We also believe Adjusted EBITDA, defined as EBITDA adjusted for stock-based compensation expense, noncontrolling interests, impairment loss, non-capitalized satellite launch and in-orbit insurance, loss on debt call premium, and acquisition-related and integration costs, is useful to investors to evaluate our core operating results and financial performance because it excludes items that are significant non-cash or non-recurring expenses reflected in the consolidated statements of operations.

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

The following table reconciles our net loss attributable to ORBCOMM Inc. to EBITDA and Adjusted EBITDA for the periods shown:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Net loss attributable to ORBCOMM Inc.	$(33,940)	$(18,423)	$(26,244)
Income tax expense	1,656	4,383	4,658
Interest income	(1,239)	(1,957)	(1,918)
Interest expense	19,957	21,149	21,055
Loss on debt extinguishment	2,942	—	—
Depreciation and amortization	50,736	50,702	49,684
EBITDA	40,112	55,854	47,235
Stock-based compensation	5,331	6,180	7,910
Net income attributable to the noncontrolling interests	115	291	305
Loss on debt call premium	8,800	—	—
Acquisition-related and integration costs	448	788	1,624
Adjusted EBITDA	$54,806	$63,113	$57,074

For the year ended December 31, 2020 compared to the year ended December 31, 2019, EBITDA decreased $15.7 million, while net loss attributable to ORBCOMM Inc. increased $15.5 million and Adjusted EBITDA decreased $8.3 million.

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

The following tables reconcile GAAP Service Gross Margin to Non-GAAP Service Gross Margin and GAAP Product Gross Margin to Non-GAAP Product Gross Margin for the periods shown:

	Year Ended December 31,
	2020	2019	2018
	(In thousands, except margin data)
Service revenues	$157,819	$160,594	$153,589
Minus - Cost of services, including depreciation and amortization expense	68,097	69,250	70,312
GAAP Service gross profit	$89,722	$91,344	$83,277
Plus - Depreciation and amortization expense	16,824	16,986	17,128
Non-GAAP Service gross profit	$106,546	$108,330	$100,405
GAAP Service Gross Margin	56.9%	56.9%	54.2%
Non-GAAP Service Gross Margin	67.5%	67.5%	65.4%

	Year Ended December 31,
	2020	2019	2018
	(In thousands, except margin data)
Product sales	$90,647	$111,419	$122,551
Minus - Cost of product sales, including depreciation and amortization expense	65,559	81,006	96,686
GAAP Product gross profit	$25,088	$30,413	$25,865
Plus - Depreciation and amortization expense	2,106	2,629	3,242
Non-GAAP Product gross profit	$27,194	$33,042	$29,107
GAAP Product Gross Margin	27.7%	27.3%	21.1%
Non-GAAP Product Gross Margin	30.0%	29.7%	23.8%

GAAP Service Gross Margin, inclusive of depreciation and amortization expense, was 56.9% in each of the years ended December 31, 2020 and 2019. Non-GAAP Service Gross Margin, excluding depreciation and amortization expense, was 67.5% in each of the years ended December 31, 2020 and 2019. Non-GAAP Service Gross Margin, excluding depreciation and amortization expense, was 67.5% in the year ended December 31, 2019, compared to 65.4% in the prior year. These improvements in 2019 were due to bringing onboard new subscribers at higher margins and limiting product installations at negative margins, compared to the prior year period.

GAAP Product Gross Margin, inclusive of depreciation and amortization expense, was 27.7% in the year ended December 31, 2020, compared to 27.3% in the prior year. Non-GAAP Product Gross Margin, excluding depreciation and amortization expense, was 30.0% in the year ended December 31, 2020, compared to 29.7% in the prior year period. These improvements were primarily due to a better mix of higher-margin products shipped. Non-GAAP Product Gross Margin, excluding depreciation and amortization expense, was 29.7% in the year ended December 31, 2019, compared to 23.8% in the prior year. These improvements were primarily due to a better mix of higher-margin products shipped in greater volumes compared to the prior year period.

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2020 and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

	Payment Due by Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
Operating leases (1)	$20,772	$3,852	$6,589	$5,536	$4,795
Facilities (2)	220,000	10,000	30,000	180,000	—
Interest payments on Term Facility (3)	27,995	7,117	11,616	9,262	—
Carrier providers (4)	95,743	8,602	11,567	12,153	63,421
	$364,510	$29,571	$59,772	$206,951	$68,216

(1)	Amounts represent future minimum payments under operating leases for our office spaces and other facilities.
(2)	Amounts represent repayment of the principal of our Facilities based on our outstanding long-term debt as of December 31, 2020.
(3)	Interest payments reflect expected borrowing rates for our outstanding long-term debt as of December 31, 2020 and mandatory future reductions of long-term debt.
(4)	Future amounts are based on assumed growth. We do not have a contractual commitment for our carriers, however there is no current expectation that we will stop using these carriers.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

Our discussion and analysis of our results of operations, liquidity and capital resources are based on our consolidated financial statements which have been prepared in conformity with GAAP. The preparation of these consolidated financial statements requires us to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, accounting for business combinations, goodwill, intangible assets, capitalized development costs, income taxes and loss contingencies. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from our estimates and could have a significant adverse effect on our results of operations and financial position. We believe the following critical accounting policies affect our more significant estimates and judgments in the preparation of our consolidated financial statements.

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

We derive recurring service revenues primarily from monthly fees for industrial IoT connectivity services that consist of subscriber-based and recurring monthly usage fees for each subscriber communicator or SIM activated for use on our satellite network, as well as other satellite networks and cellular wireless networks that we resell to our resellers, MCPs and MCAs, and direct customers. In addition, we earn recurring service revenues from providing AIS data services to government and commercial customers worldwide. AIS service revenues are generated over time from monthly subscription-based services supplying AIS data to our customers and resellers using the output method. We also earn recurring service revenues from activations of subscriber communicators and SIMs and optional separately-priced extended warranty service agreements extending beyond the initial warranty period of typically one year, which are billed to the customer upon shipment of a subscriber communicator.

Service revenues derived from usage fees are generally based upon the data transmitted by a customer, the overall number of subscriber communicators and/or SIMs activated by each customer, and whether we provide services through our value-added portal. Using the output method, these service revenues are recognized over time, as services are rendered, based on the contract terms. Revenues from the activation of both subscriber communicators and SIMs are initially recorded as deferred revenues and are, thereafter, recognized on a ratable basis using a time-based output method, generally over three years, the estimated life of the subscriber communicator. Revenues from separately-priced extended warranty service agreements extending beyond the initial warranty period of typically one year, are initially recorded as deferred revenues and are, thereafter, recognized on a ratable basis using a time-based output method, generally over two to five years.

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

We generate revenue from leasing arrangements of subscriber communicators, under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 842, using the estimated selling prices for each of the deliverables recognized. Product and installation revenues associated with these arrangements are recognized upon shipment or installation of the subscriber communicator, depending on the specific contractual terms. Service and warranty revenues are recognized on an accrual basis, as services are rendered, or on a cash basis, if collection from the customer is not reasonably assured at contract initiation.

Revenue recognition for arrangements with multiple performance obligations

We enter into contracts with our customers that include multiple performance obligations, which typically include subscriber communicators, monthly usage fees and optional extended warranty service agreements. We evaluate each item to determine whether it represents a promise to transfer a distinct good or service to the customer and is therefore a separate performance obligation under FASB Accounting Standards Update (“ASU”) No. 2014-09 “Revenue from Contracts with Customers.” If a contract is separated into more than one performance obligation, we allocate the total transaction price to each performance obligation in an amount based on the estimated relative stand-alone selling prices of each performance obligation. We use an observable price to determine the stand-alone selling price for each separate performance obligation when sold on its own or a cost-plus margin approach when one is not available.

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

Contingent consideration

We determine the acquisition date fair value of contingent consideration obligations based on a probability-weighted income approach derived from milestone estimates and a probability assessment with respect to the likelihood of achieving contingent obligations. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in FASB ASC Topic 820 “Fair Value Measurement.” At each reporting date, the contingent consideration obligation will be revalued to estimated fair value and changes in fair value will be reflected as income or expense on our consolidated statement of operations. Changes in the fair value of the contingent consideration obligations may result from changes in probability assumptions with respect to the likelihood of achieving the various contingent payment obligations. Adverse changes in assumptions utilized in our contingent consideration fair value estimates could result in an increase in our contingent consideration obligation and a corresponding charge to operating income.

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

A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators include a sustained and significant decline in our stock price and market capitalization, a decline in our expected future cash flows, a significant adverse change in legal factors or in the business climate and unanticipated competition. During the first quarter of 2020, there was a significant amount of uncertainty about how the COVID-19 pandemic would affect our business. We considered the current economic conditions, as well as the stock price decrease during the second quarter of 2020, as a triggering event to test for goodwill impairment and, as a result, we performed a Step 1 analysis to determine if the carrying value of the reporting unit exceeded our fair value. Based on our assessment, which included estimating the fair value of the reporting unit using a discounted cash flow model, we determined the fair value of the reporting unit was significantly in excess of the carrying value and no impairment was necessary as of March 31, 2020.

There was no goodwill impairment for the years ended December 31, 2020, 2019 and 2018.

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

There was no impairment charge recorded relating to intangible assets for the years ended December 31, 2020, 2019 and 2018.

If a satellite were to fail during launch or while in orbit, the resulting loss would be charged to expense in the period it is determined that the satellite is not recoverable. The amount of any such loss would be reduced by the insurance proceeds, if any, estimated to be received. There was no impairment charge recorded in the years ended December 31, 2020, 2019, and 2018.

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

We account for uncertainty in income tax positions using a two-step approach. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step is to measure the tax position at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. Accounting for uncertainties in income tax positions involves significant judgments by management.

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

Recent accounting pronouncements

In June 2016, the FASB issued ASU No. 2016-13 “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which will be effective for fiscal years beginning after December 15, 2019. ASU 2016-13 introduces the current expected credit loss (CECL) model, which requires an entity to measure credit losses for certain financial instruments and financial assets. Upon initial recognition, an entity is required to estimate a credit loss expected over the life of an exposure. The adoption of this standard did not have a material impact on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risks

Effects of Inflation Risk

Overall, we believe that the impact of inflation risk on our business will not be significant.

Foreign Currency Risk

The majority of our revenues and expenses are transacted in U.S. dollars. Due to operations in Japan, Europe and Africa, we have foreign exchange exposures to non-U.S. dollar revenues. Due to operations in Canada, we have foreign exchange exposures to non-U.S. dollar expenses. For the years ended December 31, 2020 and 2019, revenues denominated in foreign currencies were approximately 10.0% and 9.9% of total revenues, respectively. For the year ended December 31, 2020, our revenues would have decreased by approximately 1.5% if the U.S. dollar would have strengthened by 10%.

We have assets and liabilities denominated in foreign currencies. At December 31, 2020, a hypothetical change in the fair value of these assets and liabilities from an increase (decrease) of 10% of the U.S. dollar would be an increase (decrease) of approximately $1.9 million.

Concentration of Credit Risk

For the year ended December 31, 2020, Carrier Corporation comprised 10.2% of our consolidated total revenues. There were no customers who generated revenues greater than 10% of our consolidated total revenues for the years ended December 31, 2019 or 2018.

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

In connection with the preparation of this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

(b)	Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based upon criteria established in Internal Control – Integrated Framework (2013) by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2020. The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in its attestation report which is included below.

(c)	Changes in Internal Control over Financial Reporting

We reviewed our internal control over financial reporting at December 31, 2020. As a result of the acquisitions of inthinc Technology Solutions, Inc. and Blue Tree Systems Limited, we continue to integrate certain business processes and systems. Accordingly, certain changes have been made and will continue to be made to our internal controls over financial reporting until such time as these integrations are complete.

There have been no other changes in our internal control over financial reporting identified in an evaluation thereof that occurred during the last fiscal quarter of 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

ORBCOMM Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of ORBCOMM Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2020, and our report dated February 25, 2021 expressed an unqualified opinion on those financial statements.

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

February 25, 2021

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant and Corporate Governance

Identification of Directors

Reference is made to the information regarding directors under the heading “Election of Directors (Proposal 1)” in the Proxy Statement for our 2021 Annual Meeting of stockholders to be held on April 21, 2021 (our “2021 Proxy Statement”), which information is hereby incorporated by reference.

Identification of Executive Officers

Reference is made to the information regarding executive officers under the heading “Information About Our Executive Officers” in Part I, Item 1 of this Annual Report on Form 10-K.

Identification of Audit Committee and Audit Committee Financial Expert

Reference is made to the information regarding directors under the heading “Board of Directors and Committees — Audit Committee” in our 2021 Proxy Statement, which information is hereby incorporated by reference.

Material Changes to Procedures for Recommending Directors

Reference is made to the information regarding directors under the heading “Board of Directors and Committees — Nominating and Corporate Governance Committee” in our 2021 Proxy Statement, which information is hereby incorporated by reference.

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

Reference is made to the information under the headings “Board of Directors and Committees — Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Compensation of Executive Officers” in our 2021 Proxy Statement, which information is hereby incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership

Reference is made to the information under the heading “Security Ownership of Certain Beneficial Owners and Management” in our 2021 Proxy Statement, which information is hereby incorporated by reference.

Equity Compensation Plan Information

Reference is made to the information under the heading “Equity Compensation Plan Information” in our 2021 Proxy Statement, which information is hereby incorporated by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Reference is made to the information under the heading “Certain Relationships and Transactions with Related Persons” in our 2021 Proxy Statement, which information is hereby incorporated by reference.

Item 14.	Principal Accountant Fees and Services

Reference is made to the information under the heading “Proposal to Ratify the Appointment of Independent Registered Public Accounting Firm (Proposal 2) — Principal Accountant Fees” in our 2021 Proxy Statement, which information is hereby incorporated by reference.

PART IV

Item 15.	Exhibits and Financial Statements Schedules

(a)(1) Financial Statements

See Index to Consolidated Financial Statements appearing on page F-1.

(a)(2) Financial Statement Schedules

Schedule II- See Index to Consolidated Financial Statements appearing on page F-1.

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

4.1

Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, filed as Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, is incorporated herein by reference.

*10.1	Non-Employee Director Deferred Compensation Plan, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, is incorporated herein by reference.

10.2

Form of Indemnification Agreement between the Company and the executive officers and directors of the Company, filed as Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (Registration No. 333-134088), is incorporated herein by reference.

10.3

Schedule identifying agreements substantially identical to the form of Indemnification Agreement, filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, is incorporated herein by reference.

*10.4	2016 Long-Term Incentives Plan, filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 26, 2016, is incorporated herein by reference.

*10.4.1

Form of Restricted Stock Unit Award Agreement (including Restricted Stock Unit Award Agreement Terms and Conditions) under the Company’s 2016 Long-Term Incentives Plan for awards made prior to December 1, 2018, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, is incorporated herein by reference.

*10.4.2

Form of Performance Unit Award Agreement under the Company’s 2016 Long-Term Incentives Plan for awards made prior to December 1, 2018, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, is incorporated herein by reference.

*10.4.3

Form of Restricted Stock Unit Award Agreement (including Restricted Stock Unit Award Agreement Terms and Conditions) under the Company’s 2016 Long-Term Incentives Plan for awards made on or after December 1, 2018, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, is incorporated herein by reference.

*10.4.4

Form of Performance Unit Award Agreement under the Company’s 2016 Long-Term Incentives Plan for awards made on or after December 1, 2018, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, is incorporated herein by reference.

Exhibit No.	Description

*10.4.5

Form of Stock Appreciation Right Award Agreement (including Stock Appreciation Right Award Agreement Terms and Conditions) under the Company’s 2016 Long-Term Incentives Plan for awards made on or after December 1, 2018, filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, is incorporated herein by reference.

*10.5	2006 Long-Term Incentives Plan, as amended, filed as Exhibit 99 to the Company’s Current Report on Form 8-K filed on May 3, 2011, is incorporated herein by reference.

*10.5.1

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

*10.7

Amended and Restated Employment Agreement between Marc J. Eisenberg and the Company, effective as of March 1, 2019, filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, is incorporated herein by reference.

*10.8

Amended and Restated Employment Agreement between John J. Stolte, Jr. and the Company, effective as of March 1, 2019, filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, is incorporated herein by reference.

*10.9

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

10.12

Asset Purchase Agreement, dated June 9, 2017, among the Company, the sellers party thereto and inthinc Investors, L.P., in its capacity as stockholder representative, filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on June 12, 2017, is incorporated herein by reference.

10.13

Amended and Restated Senior Secured Credit Agreement, dated as of December 2, 2020, among the Company, the guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 2, 2020, is incorporated herein by reference.

10.14

Amended and Restated Security Agreement, dated as of December 2, 2020, among the Company, the subsidiaries party thereto and JPMorgan Chase Bank, N.A., as collateral agent, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 2, 2020, is incorporated herein by reference.

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

**†99.1

Agreement Relating to IDP and OGX dated October 22, 2020 between the Company and Inmarsat Global Limited., filed as Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, is incorporated herein by reference.

Exhibit No.	Description

101.INS	Inline XBRL Instance Document — The Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Inline Cover Page Interactive Data File — The Cover Page Interactive Data File does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Management contract or compensatory plan or arrangement.
**	Certain schedules and similar attachments to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K.
†

Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K. The omitted information is (i) not material and (ii) would likely cause competitive harm to the Company if publicly disclosed.

Item 16.  Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, ORBCOMM Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Township of Rochelle Park, State of New Jersey, on February 25, 2021.

ORBCOMM Inc.

By:	/s/ Marc J. Eisenberg
Marc J. Eisenberg
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on February 25, 2021 by the following persons in the capacities indicated:

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

ORBCOMM Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of ORBCOMM Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive (loss) income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 25, 2021 expressed an unqualified opinion.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical audit matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Capitalization of software development costs

As discussed in Notes 2 and 6 to the consolidated financial statements, the Company capitalizes certain internal costs related to the design, development and enhancement of the Company’s products and services as well as internal-use software. The Company capitalized $14 million of internal development costs during the year ended December 31, 2020. We identified that capitalization of software development costs to be a critical audit matter.

The principal consideration for our determination that capitalized internal cost of software development is a critical audit matter is the degree of subjectivity involved in assessing which projects meet the capitalization criteria, based on the development stage of the project and the costs being capitalized.

Our audit procedures related to the capitalization of software development internal costs included the following, among others:

•

We evaluated the design and tested the operating effectiveness of internal controls over the Company’s process to capitalize internal costs of software development, including controls that address the determination that a software development project has reached the application development stage and results in additional functionality and the approval of time charged to the projects.

•

We evaluated and corroborated the Company’s current year project capitalization conclusions based on an understanding of a sample of development projects and the associated software development activities through discussions with management and direct inquiry with the Company’s technology developers responsible for performing the software development activities.
•

We tested the accuracy for capitalized amounts by agreeing a sample of such items to supporting documentation, including time sheets and third-party invoices and through confirmations from a sample of individual developers regarding the nature of their development activities.

Goodwill impairment assessment

As described in Note 2 to the consolidated financial statements, the Company performs a test for goodwill impairment annually, or more frequently, if events or changes in circumstances indicate it is more likely than not that a reduction in the fair value of goodwill below its carrying value has occurred. As a result of the economic conditions in part caused by the COVID-19 pandemic, the Company determined that a triggering event occurred and completed an interim goodwill impairment assessment of its reporting unit during the first quarter of 2020. The results of the quantitative impairment tests indicated that the Company’s reporting unit had a fair value that exceeded its carrying value. The determination of the fair value of the reporting unit was a critical audit matter due to the significant judgments required by management when determining the fair value of the reporting unit. In estimating fair value, management utilized an income approach and a market approach. The income approach determines fair value based on discounted cash flow models derived from the reporting unit’s long-term forecasts. The market approach determines fair value based on the quoted market price of the Company’s stock.

We identified the goodwill impairment assessment of its reporting unit as a critical audit matter. The principal considerations for our determination that the goodwill impairment assessment are the significant judgments by management when developing the fair value measurement and the related auditor judgment that was required to evaluate certain management assumptions used in the Company’s estimate of the fair value of the reporting unit.  Specifically, the growth rate used in financial projections extending several years, the related discount rate and the terminal value were all assumptions with a high level of estimation uncertainty in the discounted cash flow model. The market value model includes key assumptions such as the control premium which should be applied to the quoted price of a share of the Company’s stock.

Our audit procedures related to the goodwill impairment assessment included the following procedures, among others:

•

We evaluated  the design and operating effectiveness of the key controls relating to management’s goodwill impairment assessment  process, including controls over the valuation of the Company’s reporting unit, development of the forecast used in the discounted cash flow model, selection of the appropriate discount rate, and selection of the control premium used in the market assessment.

•	We evaluated the reasonableness of a triggering event by considering the current market conditions as well as the economic uncertainty surrounding the COVID-19 pandemic.
•

We recomputed the mathematical accuracy of the prospective financial information and evaluated the reasonableness of management’s projections by comparing forecasted amounts to actual historical results to identify material changes, corroborating the basis for increases or decreases in forecasted revenues and gross margins, as applicable.

•

We assessed the reasonableness of management’s forecast of future projected results and the underlying timing of recovery in comparison to relevant industry data and other supporting evidence obtained.

•	We performed sensitivity analyses to evaluate the change in the fair value estimates that would result from changes in those price assumptions, and recalculated management’s estimates.
•	We utilized a valuation specialist to assist in evaluating the reporting unit’s discounted cash flow model and certain significant assumptions, including the discount rate and control premium.
•	We evaluated whether the assumptions used were consistent with evidence obtained in other areas of the audit.

We have served as the Company’s auditor since 2015.

/s/ GRANT THORNTON LLP

New York, New York

February 25, 2021

ORBCOMM Inc.

Consolidated Balance Sheets

(in thousands, except par value and share data)

	December 31,
ASSETS	2020	2019
Current assets:
Cash and cash equivalents	$40,384	$54,258
Accounts receivable, net of allowances for doubtful accounts of $8,209 and $4,480, respectively	51,199	60,595
Inventories	29,987	39,881
Prepaid expenses and other current assets	14,592	18,003
Total current assets	136,162	172,737
Satellite network and other equipment, net	127,537	145,553
Goodwill	166,129	166,129
Intangible assets, net	60,559	73,280
Other assets	20,200	23,149
Deferred income taxes	258	132
Total assets	$510,845	$580,980
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$14,323	$16,722
Accrued liabilities	31,907	36,951
Current portion of notes payable	10,000	—
Current portion of deferred revenue	5,238	3,865
Total current liabilities	61,468	57,538
Note payable — related party	1,400	1,275
Notes payable, net of unamortized deferred issuance costs	206,897	246,683
Deferred revenue, net of current portion	4,158	6,771
Deferred tax liabilities	13,413	14,894
Other liabilities	14,094	16,303
Total liabilities	301,430	343,464
Commitments and contingencies
Equity:
ORBCOMM Inc. stockholders’ equity
Series A Convertible Preferred Stock, par value $0.001; 1,000,000 shares authorized; 40,624 shares issued and outstanding at December 31, 2020 and December 31, 2019	406	406
Common stock, par value $0.001; 250,000,000 shares authorized; 78,183,806 and 78,062,451 shares issued at December 31, 2020 and December 31, 2019, respectively	78	78
Additional paid-in capital	451,327	447,681
Accumulated other comprehensive income (loss)	1,021	(1,013)
Accumulated deficit	(244,882)	(210,942)
Total ORBCOMM Inc. stockholders’ equity	207,950	236,210
Noncontrolling interests	1,465	1,306
Total equity	209,415	237,516
Total liabilities and equity	$510,845	$580,980

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ORBCOMM Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	Year Ended December 31,
	2020	2019	2018
Revenues:
Service revenues	$157,819	$160,594	$153,589
Product sales	90,647	111,419	122,551
Total revenues	248,466	272,013	276,140
Cost of revenues, exclusive of depreciation and amortization shown below:
Cost of services	51,273	52,264	53,184
Cost of product sales	63,453	78,377	93,444
Operating expenses:
Selling, general and administrative	70,176	69,590	66,988
Product development	12,720	14,720	13,405
Depreciation and amortization	50,736	50,702	49,684
Acquisition-related and integration costs	448	788	1,624
(Loss) income from operations	(340)	5,572	(2,189)
Other (expense) income:
Interest income	1,239	1,957	1,918
Other (expense) income	(1,369)	(129)	45
Interest expense	(19,957)	(21,149)	(21,055)
Loss on debt extinguishment	(2,942)	—	—
Loss on debt call premium	(8,800)	—	—
Total other expense	(31,829)	(19,321)	(19,092)
Loss before income taxes	(32,169)	(13,749)	(21,281)
Income taxes	1,656	4,383	4,658
Net loss	(33,825)	(18,132)	(25,939)
Less: Net income attributable to the noncontrolling interests	115	291	305
Net loss attributable to ORBCOMM Inc.	$(33,940)	$(18,423)	$(26,244)
Net loss attributable to ORBCOMM Inc. common stockholders	$(33,940)	$(18,435)	$(26,262)
Per share information-basic:
Net loss attributable to ORBCOMM Inc. common stockholders	$(0.43)	$(0.23)	$(0.34)
Per share information-diluted:
Net loss attributable to ORBCOMM Inc. common stockholders	$(0.43)	$(0.23)	$(0.34)
Weighted average common shares outstanding:
Basic	78,101	79,259	77,603
Diluted	78,101	79,259	77,603

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ORBCOMM Inc.

Consolidated Statements of Comprehensive (Loss) Income

(in thousands)

	Year Ended December 31,
	2020	2019	2018
Net loss	$(33,825)	$(18,132)	$(25,939)
Other comprehensive income (loss) — Foreign currency translation adjustments	2,078	(643)	(649)
Other comprehensive income (loss)	2,078	(643)	(649)
Comprehensive loss	(31,747)	(18,775)	(26,588)
Less: comprehensive income attributable to noncontrolling interests	(159)	(280)	(293)
Comprehensive loss attributable to ORBCOMM Inc.	$(31,906)	$(19,055)	$(26,881)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ORBCOMM Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net loss	$(33,825)	$(18,132)	$(25,939)
Adjustments to reconcile net loss to net cash provided by operating activities:
Change in allowance for doubtful accounts	5,324	2,008	3,426
Depreciation and amortization	50,736	50,702	49,684
Change in the fair values of acquisition-related contingent consideration	—	(2,063)	(8,035)
Amortization and write-off of deferred debt fees	3,580	776	776
Loss on early extinguishment of debt	8,800	—	—
Stock-based compensation	5,331	6,180	7,910
Foreign exchange loss (gain)	1,142	(143)	59
Deferred income taxes	(1,618)	(1,213)	(1,491)
Other	2,223	2,240	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	4,535	(5,156)	(14,040)
Inventories	10,021	(5,607)	8,277
Prepaid expenses and other assets	3,810	2,432	3,994
Accounts payable and accrued liabilities	(8,307)	1,093	(14,876)
Deferred revenue	(1,250)	(783)	2,708
Other liabilities	(2,085)	(2,250)	(999)
Net cash provided by operating activities	48,417	30,084	11,454
Cash flows from investing activities:
Capital expenditures	(18,490)	(21,067)	(22,198)
Capital expenditures associated with the subscription model	(1,049)	—	—
Other	—	—	650
Net cash used in investing activities	(19,539)	(21,067)	(21,548)

ORBCOMM Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from financing activities:
Proceeds from issuance of common stock	—	—	27,967
Proceeds from issuance of long-term debt	200,000	—	—
Payment under revolving credit facility	(15,000)	—	(14,000)
Proceeds from revolving credit facility	35,000	—	14,000
Cash paid for debt issuance costs	(3,155)	—	—
Proceeds from paycheck protection program	7,588	—	—
Principal payment under paycheck protection program	(7,588)	—	—
Proceeds from employee stock purchase plan	798	1,076	1,194
Purchases of common stock under share repurchase program	(2,527)	(9,444)	—
Principal payment of long-term debt	(250,000)	—	—
Cash paid for debt call premium	(8,800)	—	—
Net cash (used in) provided by financing activities	(43,684)	(8,368)	29,161
Effect of exchange rate changes on cash and cash equivalents	932	(157)	(131)
Net (decrease) increase in cash and cash equivalents	(13,874)	492	18,936
Cash and cash equivalents:
Beginning of year	54,258	53,766	34,830
End of year	$40,384	$54,258	$53,766
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$23,937	$20,000	$20,036
Income taxes	$5,826	$4,810	$5,532
Supplemental cash flow disclosures (See Note 17)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ORBCOMM Inc.

Consolidated Statements of Changes in Equity

Years Ended December 31, 2020, 2019 and 2018

(in thousands, except share data)

						Accumulated
	Series A convertible				Additional	other
	Preferred stock		Common stock		paid-in	comprehensive	Accumulated	Treasury stock		Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	income (loss)	deficit	Shares	Amount	interests	equity
Balances, December 31, 2017	37,544	$376	74,436,579	$74	$411,298	$256	$(166,245)	29,990	$(96)	$733	$246,396
Vesting of restricted stock units	—	—	581,013	1	—	—	—	—	—	—	1
Stock-based compensation	—	—	—	—	8,060	—	—	—	—	—	8,060
Issuance of common stock under employee stock purchase plan	—	—	152,965	—	1,194	—	—	—	—	—	1,194
Proceeds received from issuance of common stock, net of underwriters' discounts and commissions and offering costs of $1,705	—	—	3,450,000	3	27,964	—	—	—	—	—	27,967
Common stock issued as payment for MPUs	—	—	81,277	—	827	—	—	—	—	—	827
Exercise of SARs	—	—	306,409	1	—	—	—	—	—	—	1
Series A convertible preferred stock dividend	1,898	18	—	—	—	—	(18)	—	—	—	—
Net loss	—	—	—	—	—	—	(26,244)	—	—	305	(25,939)
Foreign currency translation adjustments	—	—	—	—	—	(637)	—	—	—	(12)	(649)
Balances, December 31, 2018	39,442	$394	79,008,243	$79	$449,343	$(381)	$(192,507)	29,990	$(96)	$1,026	$257,858
Vesting of restricted stock units	—	—	673,296	1	—	—	—	—	—	—	1
Stock-based compensation	—	—	—	—	6,822	—	—	—	—	—	6,822
Issuance of common stock under employee stock purchase plan	—	—	250,432	—	1,076	—	—	—	—	—	1,076
Stock repurchases	—	—	(1,930,414)	(2)	(9,442)	—	—	—	—	—	(9,444)
Cancellation of treasury stock	—	—	(29,990)	—	(96)	—	—	(29,990)	96	—	—
Common stock cancellation for inthinc Technologies, Inc. working capital debt reduction	—	—	—	—	(525)	—	—	—	—	—	(525)
Common stock issued as payment for MPUs	—	—	60,885	—	503	—	—	—	—	—	503
Exercise of SARs	—	—	29,999	—	—	—	—	—	—	—	—
Series A convertible preferred stock dividend	1,182	12	—	—	—	—	(12)	—	—	—	—
Net loss	—	—	—	—	—	—	(18,423)	—	—	291	(18,132)
Foreign currency translation adjustments	—	—	—	—	—	(632)	—	—	—	(11)	(643)
Balances, December 31, 2019	40,624	$406	78,062,451	$78	$447,681	$(1,013)	$(210,942)	—	$—	$1,306	$237,516
Vesting of restricted stock units	—	—	598,835	1	—	—	—	—	—	—	1
Stock-based compensation	—	—	—	—	5,374	—	—	—	—	—	5,374
Issuance of common stock under employee stock purchase plan	—	—	309,783	—	798	—	—	—	—	—	798
Common stock repurchased and retired under share repurchase program	—	—	(836,904)	(1)	(2,526)	—	—	—	—	—	(2,527)
Exercise of SARs	—	—	49,641	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(33,940)	—	—	115	(33,825)
Foreign currency translation adjustments	—	—	—	—	—	2,034	—	—	—	44	2,078
Balances, December 31, 2020	40,624	$406	78,183,806	$78	$451,327	$1,021	$(244,882)	—	$—	$1,465	$209,415

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts)

Note 1.    Organization and Business

ORBCOMM Inc. (“ORBCOMM” or the “Company”), a Delaware corporation, is a global provider of industrial Internet of Things (“IoT”) solutions, including network connectivity, devices, device management and web reporting applications. The Company’s industrial IoT products and services are designed to track, monitor, control and enhance security for a variety of assets, such as trailers, trucks, rail cars, sea containers, power generators, fluid tanks, marine vessels, diesel or electric powered generators (“gensets”), oil and gas wells, pipeline monitoring equipment, irrigation control systems and utility meters, in the transportation and supply chain, heavy equipment, fixed asset monitoring and maritime industries, as well as for governments. Additionally, the Company provides satellite Automatic Identification Service (“AIS”) data services to assist in vessel navigation and to improve maritime safety for government and commercial customers worldwide. The Company also has vehicle fleet management, as well as in-cab and vehicle fleet solutions in our transportation solution portfolio. The Company provides its services using multiple network platforms, including its own constellation of low-Earth orbit (“LEO”) satellites and accompanying ground infrastructure, as well as terrestrial-based cellular communication services obtained through reseller agreements with major cellular (Tier One) wireless providers. The Company also offers customer solutions utilizing additional satellite network service options that the Company obtains through service agreements entered into with multiple mobile satellite providers. The Company’s satellite-based customer solution offerings use small, low-power, mobile satellite subscriber communicators for remote asset connectivity, and the Company’s terrestrial-based solutions utilize cellular data modems with subscriber identity modules (“SIMs”). The Company also resells service using the two-way Inmarsat plc satellite network to provide higher bandwidth, low-latency satellite products and services, leveraging the Company’s IsatDataPro technology. The Company’s customer solutions provide access to data gathered over these systems via connections to other public or private networks, including the Internet. The Company is dedicated to providing what it believes are the most versatile, leading-edge industrial IoT solutions in its markets to enable its customers to run their businesses more efficiently.

Note 2.    Summary of Significant Accounting Policies

Basis of presentation

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). In the opinion of management, the financial statements as of December 31, 2020 and 2019 and for the years ended December 31, 2020, 2019 and 2018 include all adjustments (including normal recurring accruals) necessary for a fair presentation of the consolidated financial position, results of operations, comprehensive income and cash flows for the periods presented. The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned and majority-owned subsidiaries and investments in immaterial variable interest entities in which the Company is determined to be the primary beneficiary. All significant intercompany accounts and transactions have been eliminated in consolidation. The portions of majority-owned subsidiaries that the Company does not own are reflected as noncontrolling interests on the consolidated balance sheets.

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

Although the Company owns interests in companies that it accounts for pursuant to the equity method, the investments in those entities had no carrying value as of December 31, 2020 and 2019. The Company has no guarantees or other funding obligations to those entities, and the Company had no equity in the earnings or losses of those investees for the years ended December 31, 2020, 2019 and 2018.

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses at the date of the consolidated financial statements and during the reporting periods, respectively, and to disclose contingent assets and liabilities at the date of the consolidated financial statements. Actual results could differ from those estimates. The most significant estimates relate to recognition of revenue, allowances over accounts receivable, reserves over inventory balances, the recognition and measurement of assets acquired and liabilities assumed in business combinations at fair value, assessment of indicators of goodwill impairment, determination of useful lives of the Company’s satellite network and other equipment and intangible assets, the assessment of expected cash flows used in evaluating long-lived assets, including intangible assets, for impairment, the calculation of capitalized development costs, the assessment of the Company’s incremental borrowing rate used to determine its right-of-use assets and lease liabilities, accounting for uncertainties in income tax positions, estimates associated with warranty costs and loss contingencies, estimates related to the recognition and subsequent valuation of contingent considerations and the value of securities underlying stock-based compensation.

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

The Company has evaluated pre-acquisition contingencies that existed as of the acquisition dates of the businesses acquired. If any pre-acquisition contingencies acquired as part of an acquisition become probable and estimable, the Company will record such amounts at fair market value in the measurement period, or in the Company’s results of operations after the measurement period, as applicable.

Contingent consideration

The Company determines the acquisition date fair value of contingent consideration obligations based on a probability-weighted income approach derived from milestone estimates and a probability assessment with respect to the likelihood of achieving performance metrics. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in FASB ASC Topic 820 “Fair Value Measurement.” At each reporting date, the contingent consideration obligation is revalued to estimated fair value and any changes in fair value are reflected as income or expense on the Company’s consolidated statement of operations. Changes in the fair value of the contingent consideration obligations may result from changes in probability assumptions with respect to the likelihood of achieving the various contingent payment obligations. Adverse changes in assumptions utilized in the Company’s contingent consideration fair value estimates could result in an increase in the Company’s contingent consideration obligation and a corresponding charge to operating income.

Acquisition-related and integration costs

Acquisition-related and integration costs include professional services expenses and identifiable integration costs directly attributable to acquisitions. For the years ended December 31, 2020, 2019 and 2018, the Company incurred acquisition-related and integration costs of $448, $788 and $1,624, respectively. These costs were expensed as incurred and are reflected in acquisition-related and integration costs on the Company’s consolidated statements of operations.

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

Service revenues derived from usage fees are generally based upon the data transmitted by a customer, the overall number of subscriber communicators and/or SIMs activated by each customer, and whether the Company provides services through its value-added portal. Using the output method, these service revenues are recognized over time, as services are rendered, or at a point in time, based on the contract terms. AIS service revenues are generated over time from monthly subscription-based services supplying AIS data services to government and commercial customers worldwide, using the output method. Revenues from the activation of both subscriber communicators and SIMs are initially recorded as deferred revenues and are, thereafter, recognized on a ratable basis using a time-based output method, generally over three years, the estimated life of the subscriber communicator. Revenues from separately-priced extended warranty service agreements extending beyond the initial warranty period of typically one year, are initially recorded as deferred revenues and are, thereafter, recognized on a ratable basis using a time-based output method, generally over two to five years. The Company earns other service revenues from installation services and engineering, technical and management support services. Revenues generated from installation services are recognized at a point in time when the services are completed. Revenues generated from engineering, technical and management support services to customers are recognized over time as the service is provided. The Company also generates other service revenues through the sale of software licenses to its customers, which are recognized at a point in time when the license is provided to the customer.

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

Amounts received prior to the performance of services under customer contracts are recognized as deferred revenues and revenue recognition is deferred until such time that all revenue recognition criteria have been met. Deferred revenue as of December 31, 2020 and 2019 consisted of the following:

	December 31,
	2020	2019
Service activation fees	$2,094	$3,007
Prepaid services	6,123	6,423
Extended warranty revenues	1,179	1,206
	9,396	10,636
Less current portion	(5,238)	(3,865)
Long-term portion	$4,158	$6,771

During the years ended December 31, 2020 and 2019, the Company recognized revenue of $6,156 and $5,896, respectively, which was included as deferred revenue as of December 31, 2019 and 2018.

The Company’s program with Maersk Lines, through its contract with AT&T Services, Inc., expired on December 31, 2019. The remaining deferred revenue of approximately $1,900 associated with this contract was recognized as recurring service revenues during the year ended December 31, 2020 as an immaterial prior period adjustment. The contract was assumed as part of the WAM Technologies, LLC acquisition in 2015.

Shipping costs billed to customers are included in product sales and the related costs are included as cost of product sales on the Company’s consolidated statements of operations.

The Company generates revenue from leasing arrangements of subscriber communicators, under FASB ASC Topic 842 “Leases” (“ASC 842”), using the estimated selling prices for each of the deliverables recognized. Product and installation revenues associated with these arrangements are recognized upon shipment or installation of the subscriber communicator, depending on the specific contractual terms. Service and warranty revenues are recognized on an accrual basis, as services are rendered, or on a cash basis, if collection from the customer is not reasonably assured at contract initiation.

The following table summarizes the components of revenue from contracts with customers, as well as revenue recognized under ASC 842:

	Year Ended December 31,
	2020	2019	2018
Revenue from contracts with customers:
Recurring service revenues	$150,048	$155,284	$148,367
Other service revenues	7,771	5,310	5,222
Total service revenues	157,819	160,594	153,589
Product sales	87,311	105,660	117,018
Total revenue from contracts with customers	245,130	266,254	270,607
Product sales recognized under ASC 842	3,336	5,759	5,533
Total revenues	$248,466	$272,013	$276,140

Revenue recognition for arrangements with multiple performance obligations

The Company enters into contracts with its customers that include multiple performance obligations, which typically include subscriber communicators, monthly usage fees and optional extended warranty service agreements. The Company evaluates each item to determine whether it represents a promise to transfer a distinct good or service to the customer and therefore is a separate performance obligation. If a contract is separated into more than one performance obligation, the Company allocates the total transaction price to each performance obligation in an amount based on the estimated relative stand-alone selling price of each performance obligation. The Company uses an observable price to determine the stand-alone selling price for each separate performance obligation when sold on its own or a cost-plus margin approach when an observable price is not available.

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

Foreign currency translation

The Company has foreign operations where the functional currency is the local currency. For these operations, assets and liabilities are translated using the end-of-period exchange rates and revenues, expenses and cash flows are translated using average rates of exchange for the period. Equity is translated at the rate of exchange at the date of the equity transaction. Translation adjustments are recognized in stockholders’ equity as a component of accumulated other comprehensive income (loss). Foreign currency transaction gains and losses related to assets and liabilities that are denominated in a currency other than the functional currency are included in other income (expense) on the consolidated statements of operations. Foreign currency translation gains and losses related to operational expenses denominated in a currency other than the functional currency are included in selling, general and administrative (“SG&A”) expenses on the consolidated statements of operations. For the years ended December 31, 2020, 2019 and 2018, the Company recorded a loss on foreign currency of $1,741, $84, and $76, respectively.

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

The carrying amounts of the Company’s financial instruments, including cash, accounts receivable and accounts payable approximated their fair values due to the short-term nature of these items. The carrying value of the Company’s Term Facility, as defined below, approximated its fair value as the debt is at variable interest rates. The fair value of the Senior Secured Notes, as defined below, was based on observable relevant market information. Fluctuation between the carrying amount and the fair value of the Senior Secured Notes for the period presented was associated with changes in market interest rates. On December 2, 2020, the Company redeemed all $220,000 outstanding principal amount of its Senior Secured Notes. Refer to “Note 10 – Notes Payable” for more information.

The carrying amounts and fair values of the Company’s Senior Secured Notes are shown in the following table:

	December 31, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Secured Notes	$—	$—	$250,000	$241,875

The fair value of the note payable-related party, $1,400 book value at December 31, 2020, has a de minimis value.

Cash and cash equivalents

The Company considers all liquid investments with original maturities of three months or less, at the time of purchase, to be cash equivalents. At December 31, 2020 and 2019, the Company had a cash and cash equivalents balance of $40,384 and $54,258, respectively.

Concentration of risk

The Company’s customers are primarily commercial organizations. Accounts receivable are generally unsecured.

Accounts receivable are due in accordance with payment terms set forth in contracts negotiated with customers. Amounts due from customers are stated net of an allowance for doubtful accounts. The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time accounts are past due, the customer’s current ability to pay its obligations to the Company and the condition of the general economy and the industry as a whole. Receivables are considered impaired and written-off when it is probable that all contractual payments due will not be collected in accordance with the terms of the agreement. The Company writes off accounts receivable when they are deemed uncollectible.

For the year ended December 31, 2020, Carrier Corporation comprised 10.2% of the Company’s consolidated total revenues. There were no customers who generated revenues greater than 10% of the Company’s consolidated total revenues for the years ended December 31, 2019 and 2018.

One customer, Carrier Corporation, generated 10.8% of the Company’s consolidated accounts receivable as of December 31, 2020. There were no customers who generated accounts receivable greater than 10% of the Company’s consolidated accounts receivable as of December 31, 2019.

The Company is dependent on one vendor, Sanmina Corporation (“Sanmina”), a contract manufacturer with significant operations in Mexico, for the manufacture of subscriber communicators that the Company designs and sells. For the years ended December 31, 2020 and 2019, approximately $76,505, or 84.4%, and $75,068, or 67.4%, respectively, of the Company’s product sales was generated from the sale of the Company’s core products produced by Sanmina.

As of December 31, 2020, the Company did not maintain in-orbit insurance coverage for its ORBCOMM Generation 1 or ORBCOMM Generation 2 satellites to address the risk of potential systemic anomalies, failures or catastrophic events affecting its satellite constellation.

Inventories

Inventories are stated at the lower of cost or net realizable value, determined on a weighted average cost basis. At December 31, 2020 and 2019, inventory, net of inventory obsolescence, consisted primarily of finished goods and purchased parts to be utilized by its contract manufacturer totaling $23,529 and $33,379, respectively, and raw materials totaling $6,458 and $6,502, respectively. The Company reviews inventory quantities on hand, evaluates the realizability of inventories and adjusts the carrying value, as necessary, based on forecasted product demand. A provision, recorded in cost of product sales on the Company’s consolidated statements of operations, is made for potential losses on slow-moving and obsolete inventories when identified.

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

As of December 31, 2020 and 2019, assets under construction primarily consist of costs associated with acquiring, developing, enhancing and testing software and hardware for internal and external use that have not yet been placed into service.

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

Determining whether an impairment has occurred typically requires the use of significant estimates and assumptions, including in the forecasting of future cash flows, determination of the asset group, determination of the remaining useful life of the primary asset, the allocation of cash flows to assets or asset groups, and, if required, estimates of fair values for those assets or asset groups.

If a satellite were to fail while in orbit, the resulting loss would be charged to expense in the period it is determined that the satellite is not recoverable. The amount of any such loss would be reduced to the extent of insurance proceeds, if any, estimated to be received. There was no impairment loss recorded for the years ended December 31, 2020, 2019 and 2018. See “Note 6 – Satellite Network and Other Equipment, Net” for additional details relating to the impairment of these satellites.

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

The Company tests for an indication of goodwill impairment annually on November 30 or when an indicator of impairment exists, by comparing the fair value of the reporting unit to its carrying value. If there is an indication of impairment, the Company performs a “step two” test to measure the impairment. There was no impairment of goodwill for the years ended December 31, 2020, 2019 and 2018.

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

Stock-based compensation

The Company measures and recognizes stock-based compensation expense for equity-based payment awards made to employees and directors based on estimated fair values on the date of grant. For equity-based payment awards, the Company recognizes compensation expense over the service period, net of estimated forfeitures using the straight-line method. For awards with non-market performance conditions, an evaluation is made at the grant date and future periods as to the likelihood of the performance criteria being met. Compensation expense is adjusted for changes in the likelihood of achieving the performance condition until the vesting date. For liability-based awards with market performance conditions, compensation expense is revalued at the end of each quarter based on the awards’ fair values using the graded vesting attribution method over the vesting periods.

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

Note 3.    Acquisitions

2017 Business Development

Blue Tree Systems Limited

On October 2, 2017, pursuant to a Share Purchase Agreement entered into by ORBCOMM Technology Ireland Limited, a wholly-owned subsidiary of the Company, and Blue Tree Systems Investment Limited, Investec Ventures Ireland Limited and certain individual sellers (collectively, the “Sellers”), the Company completed the acquisition of 100% of the outstanding shares of Blue Tree Systems Limited, for an aggregate consideration of (i) $34,331 in cash; (ii) issuance of 191,022 shares of the Company’s common stock, valued at $10.47 per share, which reflected the Company’s common stock closing price one business day prior to the closing date; and (iii) additional consideration up to $5,750 based on Blue Tree Systems Limited achieving certain operational objections.

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

Contingent Consideration

Additional consideration was conditionally due to the Inthinc sellers upon achievement of certain financial milestones through June 2019. The fair value measurement of the contingent consideration obligation was determined using Level 3 unobservable inputs supported by little or no market activity and based on the Company’s own assumptions. The estimated fair value of the contingent consideration was determined based on the Company’s estimates using the probability-weighted discounted cash flow approach.  All four financial milestones for this additional consideration were not met. Therefore, the Company recorded a reduction of the contingent liability of $2,063 and $7,250 in SG&A expenses on the consolidated statements of operations for the years ended December 31, 2019 and 2018, respectively.

Note 4.    Stock-Based Compensation

On April 20, 2016, the stockholders of the Company approved the ORBCOMM Inc. 2016 Long-Term Incentives Plan (the “2016 LTIP”). The 2016 LTIP replaces the Company’s 2006 Long-Term Incentive Plan (the “2006 LTIP”). The number of shares authorized for delivery under the 2016 LTIP is 6,949,400 shares, including 1,949,400 shares that remained available under the 2006 LTIP as of February 17, 2016, plus any shares previously subject to awards under the 2006 LTIP that are cancelled, forfeited or lapse unexercised after that date. As of December 31, 2020, there were 216,658 shares available for grant under the 2016 LTIP.

For the years ended December 31, 2020, 2019 and 2018, the Company recognized stock-based compensation expense of $5,331, $6,180, and $7,910, respectively. For the years ended December 31, 2020, 2019 and 2018, the Company capitalized stock-based compensation of $476, $650, and $503, respectively. The Company has not recognized, and currently does not expect to recognize in the foreseeable future, any tax benefit related to stock-based compensation as a result of the full valuation allowance on its net deferred tax assets and its net operating loss carryforwards generated in the U.S.

The following table summarizes the components of stock-based compensation expense on the consolidated statements of operations for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
Cost of services	$457	$471	$666
Cost of product sales	106	126	162
Selling, general and administrative	3,913	4,637	6,065
Product development	855	946	1,017
Total	$5,331	$6,180	$7,910

As of December 31, 2020, the Company had unrecognized compensation costs for all share-based payment arrangements totaling $6,841.

Time-Based Stock Appreciation Rights

A summary of the Company’s time-based stock appreciation rights (“SARs”) for the year ended December 31, 2020 is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2020	2,125,294	$5.35
Granted	—	—
Exercised	(318,000)	2.46
Forfeited or expired	(4,450)	2.46
Outstanding at December 31, 2020	1,802,844	$5.79	2.53	$4,160
Exercisable at December 31, 2020	1,802,844	$5.79	2.53	$4,441
Vested and expected to vest at December 31, 2020	1,802,844	$5.79	2.53	$4,160

For the years ended December 31, 2020, 2019 and 2018, the Company recorded stock-based compensation expense of $0, $146 and $187 related to these time-based SARs, respectively. As of December 31, 2020, there was no unrecognized compensation cost related to these SARs expected to be recognized.

There were no time-based SARs granted during the years ended December 31, 2020, 2019 and 2018.

The intrinsic value of the time-based SARs exercised during the year ended December 31, 2020 was $287.

Performance-Based Stock Appreciation Rights

A summary of the Company’s performance-based SARs for the year ended December 31, 2020 is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2020	233,496	$6.01
Granted	—	—
Exercised	(154,575)	3.00
Forfeited or expired	—	—
Outstanding at December 31, 2020	78,921	$3.16	1.95	$855
Exercisable at December 31, 2020	78,921	$3.16	1.95	$855
Vested and expected to vest at December 31, 2020	78,921	$3.16	1.95	$855

For the years ended December 31, 2020, 2019 and 2018, the Company did not record stock-based compensation expense related to these performance-based SARs. As of December 31, 2020, there was no unrecognized compensation cost related to these SARs expected to be recognized.

There were no performance-based SARs granted during the years ended December 31, 2020, 2019 and 2018.

The intrinsic value of the performance-based SARs exercised during the year ended December 31, 2020 was $268.

The fair value of each time-based and performance-based SAR award is estimated on the date of grant using the Black-Scholes option pricing model with the assumptions described below. For the period indicated, the expected volatility was based on the Company’s historical volatility over the expected terms of the SAR awards. Estimated forfeitures were based on voluntary and involuntary termination behavior, as well as an analysis of actual forfeitures. The risk-free interest rate was based on the U.S. Treasury yield curve at the time of the grant over the expected term of the SAR grants. The Company did not grant time-based or performance-based SARs during the years ended December 31, 2020, 2019 and 2018.

Time-Based Restricted Stock Units

A summary of the Company’s time-based restricted stock units (“RSUs”) for the year ended December 31, 2020 is as follows:

	Shares	Weighted- Average Grant Date Fair Value
Balance at January 1, 2020	1,265,434	$6.16
Granted	586,208	5.71
Vested	(476,387)	9.07
Forfeited or expired	(77,982)	5.95
Balance at December 31, 2020	1,297,273	$4.90

For the years ended December 31, 2020, 2019 and 2018, the Company recorded stock-based compensation expense related to these time-based RSUs of $3,331, $3,972 and $4,627, respectively. As of December 31, 2020, $3,854 of total unrecognized compensation cost related to these RSUs is expected to be recognized through September 2023.

Performance-Based Restricted Stock Units

A summary of the Company’s performance-based RSUs for the year ended December 31, 2020 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Balance at January 1, 2020	1,067,809	$6.28
Granted	463,890	6.14
Vested	(157,819)	9.01
Forfeited or expired	(222,968)	7.90
Balance at December 31, 2020	1,150,912	$4.70

For the years ended December 31, 2020, 2019 and 2018, the Company recorded stock-based compensation expense of $1,342, $1,769 and $2,478 related to these performance-based RSUs, respectively. As of December 31, 2020, $2,987 of total unrecognized compensation cost related to these RSUs is expected to be recognized through March 2022.

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

As of December 31, 2020, the Compensation Committee determined that the fiscal year 2020 stock price performance targets were not achieved for the 2020, 2019 and 2018 MPUs with respect to the 2020 performance year.

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

Year Ended December 31,
	2020	2019	2018
Risk-free interest rate	0.10% to 0.17%	1.59% to 1.62%	2.46% to 2.63%
Estimated volatility factor	65.0% to 93.0%	40.0% to 55.0%	29.0% to 32.0%
Expected dividends	None	None	None

For the years ended December 31, 2020, 2019 and 2018, the Company recorded stock-based compensation expense related to these MPUs of $424, $9 and $346, respectively.

As of December 31, 2020, the Company recorded $352 and $72 in accrued liabilities and other non-current liabilities related to the MPUs, respectively, on the consolidated balance sheet. As of December 31, 2019, the Company recorded $0 and $28 in accrued liabilities and other non-current liabilities related to these MPUs, respectively, on the consolidated balance sheet.

In January 2019, the Company issued 60,885 shares of common stock as payment in connection with MPUs for achieving the fiscal year 2018, 2017 and 2016 MPU awards’ stock performance targets with respect to the 2018 performance year.

Employee Stock Purchase Plan

On February 16, 2016, the Company’s Board of Directors adopted the ORBCOMM Inc. Employee Stock Purchase Plan (“ESPP”), which was approved by the Company’s shareholders on April 20, 2016. Under the terms of the ESPP, 5,000,000 shares of the Company’s common stock are available for issuance and eligible employees may have up to 10% of their gross pay deducted from their payroll, up to a maximum of $25 per year, to purchase shares of ORBCOMM common stock at a discount of up to 15% of its fair market value, subject to certain conditions and limitations. Purchases of shares of ORBCOMM common stock under the ESPP are made twice a year at six-month intervals. For the years ended December 31, 2020, 2019 and 2018, the Company recorded stock-based compensation expense of $234, $284 and $272, respectively, related to the ESPP. For the year ended December 31, 2020, 166,580 shares and 143,203 shares of the Company’s common stock were purchased under the ESPP at a price of $2.58 per share, respectively. For the year ended December 31, 2019, 136,729 shares and 113,703 shares of the Company’s common stock were purchased under the ESPP at a price of $3.45 and $5.68 per share, respectively.

Note 5.    Net Income (Loss) Attributable to ORBCOMM Inc. Common Stockholders

The Company accounts for earnings per share (“EPS”) in accordance with ASC Topic 260 “Earnings Per Share” (“ASC 260”) and related guidance, which requires two calculations of EPS to be disclosed: basic and diluted. The numerator in calculating basic and diluted EPS is an amount equal to the net income (loss) attributable to ORBCOMM Inc. common stockholders for the periods presented. The denominator in calculating basic EPS is the weighted average shares outstanding for the respective periods. The denominator in calculating diluted EPS is the weighted average shares outstanding, plus the dilutive effect of stock option grants, unvested SAR and RSU grants and shares of Series A convertible preferred stock for the respective periods. The following table sets forth the basic and diluted EPS calculations for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
Net loss attributable to ORBCOMM Inc. common stockholders	$(33,940)	$(18,435)	$(26,262)
Weighted average number of common shares outstanding:
Basic number of common shares outstanding	78,101	79,259	77,603
Dilutive effect of grants of stock options, unvested SARs and RSUs and shares of Series A convertible preferred stock	—	—	—
Diluted number of common shares outstanding	78,101	79,259	77,603
Earnings per share:
Basic	$(0.43)	$(0.23)	$(0.34)
Diluted	$(0.43)	$(0.23)	$(0.34)

The computation of net loss attributable to ORBCOMM Inc. common stockholders for the years ended December 31, 2020, 2019 and 2018 is as follows:

	Year Ended December 31,
	2020	2019	2018
Net loss attributable to ORBCOMM Inc.	$(33,940)	$(18,423)	$(26,244)
Preferred stock dividends on Series A convertible preferred stock	—	(12)	(18)
Net loss attributable to ORBCOMM Inc. common stockholders	$(33,940)	$(18,435)	$(26,262)

Note 6.    Satellite Network and Other Equipment, Net

Satellite network and other equipment, net consisted of the following:

	December 31,
	2020	2019
Land	$381	$381
Satellite network	200,279	198,746
Capitalized software	96,261	83,320
Computer hardware	7,351	6,528
Other	17,816	7,787
Assets under construction	12,745	13,832
	334,833	310,594
Less: accumulated depreciation and amortization	(207,296)	(165,041)
	$127,537	$145,553

During the years ended December 31, 2020, 2019 and 2018, the Company capitalized internal costs attributable to the design, development and enhancement of the Company’s products and services that have not yet been placed into service and internal-use software in the amounts of $14,393, $13,945 and $12,817, respectively.

Depreciation and amortization expense for the years ended December 31, 2020, 2019 and 2018 was $38,015, $37,717 and $36,609, respectively, including amortization of internal-use software of $3,307, $3,117 and $3,433 for the years ended December 31, 2020, 2019 and 2018, respectively.

For the years ended December 31, 2020, 2019 and 2018, 44%, 45% and 47% of depreciation and amortization expense, respectively, relate to cost of services and 6%, 7% and 9%, respectively, relate to cost of product sales, as these assets support the Company’s revenue generating activities.

As of December 31, 2020 and 2019, assets under construction primarily consisted of costs associated with acquiring, developing, enhancing and testing software and hardware for internal and external use that have not yet been placed into service.

In October 2018, the Company experienced a communication issue with one ORBCOMM Generation 2 (“OG2”) satellite. The Company remained in operational control of this satellite up until November 2020. In February 2021, the Company briefly regained operational control of this OG2 satellite. The Company’s engineering and operations teams continue efforts to re-establish operational control of this OG2 satellite and are developing new software in an attempt to restore AIS and/or messaging services. If the Company is unable to regain operational control and restoration of AIS and/or messaging services on this OG2 satellite, the Company would write off its net book value of approximately $6,979 as of December 31, 2020.

Note 7.    Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price of an acquired business over the estimated fair values of the underlying net tangible and intangible assets. Goodwill is allocated to the Company’s one reportable segment which is its only reporting unit.

During the years ended December 31, 2020 and 2019, there were no changes to goodwill.

Intangible assets, net consisted of the following:

		December 31, 2020			December 31, 2019
	Useful life (years)	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Customer lists	5 - 15	$113,357	$(60,934)	$52,423	$113,357	$(50,457)	$62,900
Patents and technology	3 - 10	23,424	(15,288)	8,136	23,424	(13,044)	10,380
Trade names and trademarks	1 - 2	3,003	(3,003)	—	3,003	(3,003)	—
		$139,784	$(79,225)	$60,559	$139,784	$(66,504)	$73,280

At December 31, 2020, the weighted-average amortization period for the intangible assets was 10.5 years. At December 31, 2020, the weighted-average amortization periods for customer lists, patents and technology and trade names and trademarks were 10.9, 9.3 and 1.2 years, respectively.

Amortization expense for the years ended December 31, 2020, 2019 and 2018 was $12,721, $12,985 and $13,075, respectively.

Estimated future amortization expense for intangible assets is as follows:

December 31,
2020
2021	$12,225
2022	11,686
2023	11,408
2024	11,122
2025	4,536
Thereafter	9,582
$60,559

Note 8.    Accrued Liabilities

Accrued liabilities consisted of the following:

	December 31,	December 31,
	2020	2019
Accrued compensation and benefits	$9,486	$7,751
Accrued warranty obligations	6,398	6,526
Corporate income tax payable	386	2,341
Accrued VAT payable	2,189	2,614
Accrued satellite network and other equipment	591	247
Accrued inventory purchases	298	448
Accrued interest expense	—	5,000
Accrued professional fees	393	329
Accrued airtime charges	812	1,818
Short-term lease liability	2,736	2,608
Other accrued expenses	8,618	7,269
	$31,907	$36,951

Changes in accrued warranty obligations consisted of the following:

	2020	2019
Balance at January 1,	$6,526	$5,624
Reduction of warranty liabilities assumed in connection with acquisitions	—	(476)
Warranty expense	1,416	3,604
Warranty charges and other adjustments	(1,544)	(2,226)
Balance at December 31,	$6,398	$6,526

Note 9.    Note Payable — Related Party

In connection with the acquisition of a majority interest in Satcom International Group plc in 2005, the Company recorded an indebtedness to OHB Technology A.G. (formerly known as OHB Teledata A.G.), a stockholder of the Company. At December 31, 2020 and 2019, the principal balance of the note payable was €1,138, with a carrying value of $1,400 and $1,275, respectively. The carrying value was based on the note’s estimated fair value at the time of acquisition. The difference between the carrying value and principal balance was amortized to interest expense over the six-year estimated life, which ended on September 30, 2011. This note does not bear interest and has no fixed repayment term. Repayment of the note will be made from the distribution profits (as defined in the note agreement) of ORBCOMM Europe LLC, a wholly-owned subsidiary of the Company. The note has been classified as long-term, as the Company does not expect any repayments to be required prior to December 31, 2021.

Note 10.    Notes Payable

Credit Agreement

On December 2, 2020, the Company and certain of its subsidiaries entered into a restated and amended credit agreement (the “Credit Agreement”) with JPMorgan Chase, N.A. (“JPMorgan Chase”), as administrative agent and collateral agent, and with the other lenders thereto (the “Lenders”), in connection with the refinancing of the Company’s Senior Secured Notes (as defined below). The Credit Agreement superseded and replaced the Company’s prior credit agreement providing for a $25,000 revolving credit facility described under “Prior Revolving Credit Facility” below. Pursuant to the Credit Agreement, the Lenders provided a senior revolving credit facility (the “Credit Facility”) in an aggregate amount of up to $50,000 and a senior term loan facility (the “Term Facility”) in the aggregate amount of $200,000 (the “Term Facility” and together with the Revolving Facility, collectively the “Facilities”). The proceeds of the Facilities, along with cash on hand, were used to redeem all $220,000 outstanding principal amount of the Senior Secured Notes and pay certain related fees, expenses and accrued interest.

The Facilities mature on December 2, 2025 (the “Maturity Date”). At the Company’s election, loans under the Facilities will bear interest at an alternative base rate or an adjusted London Interbank Offered Rate (“LIBOR”), plus an applicable margin subject to a set pricing grid, with respect to the Revolving Facility and the Term Facility.

The Facilities are secured by a first-priority security interest in substantially all the Company’s and its subsidiaries’ assets under an Amended and Restated Security Agreement among the Company, its subsidiaries and JPMorgan Chase (the “Security Agreement”). The Revolving Facility has no scheduled principal amortization until the Maturity Date. The Term Facility has quarterly installments of principal amortization in an aggregate amount specified for each 12-month period following December 2, 2020, as set forth in the Credit Agreement.

Subject to the terms set forth in the Credit Agreement, the Company may borrow, repay and reborrow the Revolving Facility at any time prior to the Maturity Date and may prepay the Term Facility at any time without penalty or premium, subject to limitations as to minimum amounts of prepayments and customary indemnification for breakage costs in the case of prepayment of Eurodollar Loans other than on the last day of a related interest period.

The Credit Agreement contains customary representations and warranties, conditions to funding, covenants and events of default. The Credit Agreement contains covenants that, among other things, limit the Company and its subsidiaries’ ability to: (i) incur or guarantee additional indebtedness; (ii) pay dividends, make other distributions or repurchase or redeem capital stock; (iii) prepay, redeem or repurchase certain indebtedness; (iv) make loans and investments; (v) sell, transfer or otherwise dispose of assets; (vi) incur or permit to exist certain liens; (vii) enter into certain types of transactions with affiliates; (viii) enter into agreements restricting the Company’s subsidiaries’ ability to pay dividends; and (ix) consolidate, amalgamate, merge or sell all or substantially all of their assets; subject, in all cases, to certain specified exceptions. Such limitations have various baskets as set forth in the Credit Agreement.

On December 2, 2020, the $200,000 proceeds of the Term Facility, the $20,000 borrowings under the Revolving Facility and cash on hand were used to redeem all $220,000 outstanding principal amount of the Senior Secured Notes due 2024, as defined below, at a price equal to (a) 104% of the principal amount of Securities being redeemed plus (b) accrued and unpaid interest, resulting in a call premium fee of $8,800 and an additional expense associated with the remaining unamortized debt issuance cost of $2,942.

In connection with entering into the Credit Agreement, the Company incurred debt issuance costs of approximately $3,155. For the year ended December 31, 2020, amortization of the debt issuance costs was $53.  The Company recorded charges of $717 to interest expense on its consolidated statements of operations for the year ended December 31, 2020, related to interest expense and amortization of debt issuance costs associated with the Facilities.

At December 31, 2020, the Company had $200,000 outstanding under the Term Facility and $20,000 outstanding under the Revolving Facility. As of December 31, 2020, the Company was in compliance with all financial covenants under the Credit Agreement.

Paycheck Protection Program

As previously reported, during the quarter ended June 30, 2020, the Company received proceeds from a loan in the amount of $7,588 (the “PPP Loan”) from JPMorgan Chase, as lender, pursuant to the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The Company believes that it qualified to apply for and receive the PPP Loan pursuant to the PPP under the provisions of the CARES Act and the Small Business Administration (“SBA”) guidance in effect at that time. In light of the Company entering into the amendment to its Prior Revolving Credit Facility, defined below, to provide it with access to additional liquidity, its improved outlook on its ability to generate cash from operations in the quarter ended June 30, 2020, and the evolving requirements and new guidance issued by the SBA subsequent to its receipt of the PPP Loan, the Company repaid the full amount of the PPP Loan received and any accrued interest on June 25, 2020. The PPP Loan was prepayable at any time prior to the maturity date without any prepayment penalties.

Senior Secured Notes

On April 10, 2017, the Company issued $250,000 aggregate principal amount of 8.0% senior secured notes due 2024 (the “Senior Secured Notes”). The Senior Secured Notes were issued pursuant to an indenture, dated as of April 10, 2017, among the Company, certain of its domestic subsidiaries party thereto (the “Guarantors”) and U.S. Bank National Association, as trustee and collateral agent (the “Indenture”). The Senior Secured Notes were unconditionally guaranteed on a senior secured basis by the Guarantors, and were secured on a first priority basis by (i) pledges of capital stock of certain of the Company’s directly and indirectly owned subsidiaries; and (ii) substantially all of the other property and assets of the Company and the Guarantors, to the extent a first priority security interest was able to be granted or perfected therein, and subject, in all cases, to certain specified exceptions, and an intercreditor agreement with the collateral agent for the Company’s revolving credit facility described below. Interest payments were due on the Senior Secured Notes semi-annually in arrears on April 1 and October 1, beginning October 1, 2017.

The Company had the option to redeem some or all of the Senior Secured Notes at any time on or after April 1, 2020, at redemption prices set forth in the Indenture plus accrued and unpaid interest, if any, to the date of redemption. The Company also had the option to redeem some or all of the Senior Secured Notes at any time before April 1, 2020 at a redemption price of 100% of the principal amount of the Senior Secured Notes to be redeemed, plus a “make-whole” premium and accrued and unpaid interest, if any, to the date of redemption. In addition, at any time before April 1, 2020, the Company had the right to redeem up to 35% of the aggregate principal amount of the Senior Secured Notes to be redeemed, plus accrued and unpaid interest, if any, to the date of redemption, with the proceeds from certain equity issuances.

The Indenture contains covenants that, among other things, limited the Company’s and its restricted subsidiaries’ ability to: (i) incur or guarantee additional indebtedness; (ii) pay dividends, make other distributions or repurchase or redeem capital stock; (iii) prepay, redeem or repurchase certain indebtedness; (iv) make loans and investments; (v) sell, transfer or otherwise dispose of assets; (vi) incur or permit to exist certain liens; (vii) enter into certain types of transactions with affiliates; (viii) enter into agreements restricting the Company’s subsidiaries’ ability to pay dividends; and (ix) consolidate, amalgamate, merge or sell all or substantially all of their assets; subject, in all cases, to certain specified exceptions. Such limitations had various exceptions and baskets as set forth in the Indenture, including the incurrence by the Company and its restricted subsidiaries of indebtedness under potential new credit facilities in the aggregate principal amount at any one time outstanding not to exceed $50,000.

In connection with the issuance of the Senior Secured Notes, the Company incurred debt issuance costs of approximately $5,431. For the years ended December 31, 2020 and 2019, amortization of the debt issuance costs was $711 and $776, respectively.  The Company recorded charges of $18,959 and $20,776 to interest expense on its consolidated statements of operations for the years ended December 31, 2020 and 2019, respectively, related to interest expense and amortization of debt issuance costs associated with the Senior Secured Notes.

Prior Revolving Credit Facility

On December 18, 2017, the Company and certain of its subsidiaries entered into a senior secured revolving credit agreement, as amended on June 25, 2020 (the “Prior Revolving Credit Agreement”) with JPMorgan Chase as administrative agent and collateral agent. The Prior Revolving Credit Agreement provided for a revolving credit facility (the “Prior Revolving Credit Facility”) in an aggregate principal amount of up to $25,000 for working capital and general corporate purposes and would mature on December 18, 2022. The Prior Revolving Credit Facility bore interest at an alternative base rate or an adjusted LIBOR, plus an applicable margin of 2.50% in the case of alternative base rate loans and 3.50% in the case of adjusted LIBOR loans. The Prior Revolving Credit Facility was secured by a first priority security interest in substantially all of the Company’s and its subsidiaries’ assets under a security agreement among the Company, its subsidiaries and JPMorgan Chase, subject to an intercreditor agreement with the indenture trustee for the Senior Secured Notes. The Prior Revolving Credit Facility had no scheduled principal amortization until the maturity date. Subject to the terms set forth in the Prior Revolving Credit Agreement, the Company could borrow, repay and reborrow amounts under the Prior Revolving Credit Facility at any time prior to the maturity date.

The Prior Revolving Credit Agreement contained customary representations and warranties, conditions to funding, covenants and events of default. The Prior Revolving Credit Agreement contained covenants that, among other things, limited the Company’s and its restricted subsidiaries’ ability to: (i) incur or guarantee additional indebtedness; (ii) pay dividends, make other distributions or repurchase or redeem capital stock; (iii) prepay, redeem or repurchase certain indebtedness; (iv) make loans and investments; (v) sell, transfer or otherwise dispose of assets; (vi) incur or permit to exist certain liens; (vii) enter into certain types of transactions with affiliates; (viii) enter into agreements restricting the Company’s subsidiaries’ ability to pay dividends; and (ix) consolidate, amalgamate, merge or sell all or substantially all of their assets; subject, in all cases, to certain specified exceptions. Such limitations had various baskets as set forth in the Prior Revolving Credit Agreement.

As of December 31, 2020, scheduled mandatory principal repayments of long-term debt in each of the five years ending December 31, 2021 through 2025 were as follows:

Years ending December 31,
2021	$10,000
2022	15,000
2023	15,000
2024	20,000
2025	160,000
$220,000

Note 11.    Stockholders’ Equity

Preferred Stock

The Company currently has 50,000,000 shares of preferred stock authorized.

Series A Convertible Preferred Stock

The Company currently has 1,000,000 shares of Series A convertible preferred stock authorized. As part of the purchase price for the acquisition of StarTrak Systems LLC in 2011, the Company issued 183,550 shares of Series A convertible preferred stock, of which 40,624 shares remain outstanding as of December 31, 2020.

Key terms of the Series A convertible preferred stock are as follows:

Dividends

Holders of the Series A convertible preferred stock are entitled to receive a cumulative 4% dividend annually (calculated on the basis of the redemption price of $10.00 per share) payable quarterly in additional shares of the Series A convertible preferred stock. During the years ended December 31, 2020 and 2019, the Company issued dividends in the amounts of 0 and 1,182 shares to the holders of the Series A convertible preferred stock, respectively. As of December 31, 2020, dividends in arrears were $24.

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

Common Stock

As of December 31, 2020, the Company has reserved 14,002,136 shares of common stock for future issuances related to employee stock compensation plans.

On August 5, 2019, the Company’s Board of Directors authorized a stock repurchase program under which the Company could repurchase up to $25,000 of the Company’s outstanding shares of common stock through open market transactions and privately negotiated transactions, until August 5, 2020. In addition, open market repurchases of common stock could be made pursuant to applicable securities laws and regulations, including Rule 10b-18, as well as Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. During the years ended December 31, 2020 and 2019, the Company repurchased 836,904 shares and 1,930,414 shares at an average share price of $2.98 and $4.86, respectively. In mid-March 2020, the Company suspended further purchases given the economic uncertainty arising from the novel strain of coronavirus (“COVID-19”) pandemic.

On April 10, 2018, the Company completed a public offering of 3,450,000 shares of its common stock, including 450,000 shares sold upon exercise in full of the underwriters’ option to purchase additional shares, at a price of $8.60 per share. The Company received net proceeds of approximately $28,000 after deducting underwriters’ discounts and commissions and offering costs.

The Company has an effective shelf registration statement filed with the Securities and Exchange Commission, registering up to $100,000 of debt and/or equity securities that the Company may offer in one or more offerings on terms to be determined at the time of sale. The shelf registration statement is due to expire on March 23, 2023 and replaces the Company’s previous shelf registration statement for an unspecified amount of debt and/or equity securities filed in 2018.

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

	Year Ended December 31,
	2020	2019	2018
United States	52%	51%	63%
South America	9%	11%	10%
Japan	6%	7%	5%
Europe	18%	19%	15%
Other	15%	12%	7%
	100%	100%	100%

Note 13.    Income Taxes

The following is a summary of the Company’s provision for income taxes for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
Current
Federal	$73	$129	$95
State	68	109	4
International	3,413	5,389	6,137
Total	3,554	5,627	6,236
Deferred
Federal	(10,399)	(1,796)	(5,754)
State	(1,039)	(517)	107
International	(1,658)	(1,430)	(2,055)
Valuation allowance	11,198	2,499	6,124
Total	(1,898)	(1,244)	(1,578)
Income taxes	$1,656	$4,383	$4,658

United States and foreign income (loss) before income taxes for the years ended December 31, 2020, 2019 and 2018 is as follows:

	Year Ended December 31,
	2020	2019	2018
United States	$(43,226)	$(29,378)	$(33,786)
Foreign	11,057	15,629	12,505
Total	$(32,169)	$(13,749)	$(21,281)

The components of net deferred tax assets (liabilities) are as follows:

	December 31,
	2020	2019
Deferred tax assets:
Acquisition-related costs	$349	$396
Deferred revenues	1,795	2,319
Allowance for doubtful accounts	1,949	1,193
Inventory	1,582	1,762
Deferred compensation	1,906	2,499
Bonus accrual	886	711
Vacation accrual	233	216
Lease liability	3,617	4,201
Warranty accrual	1,471	1,514
Accrued expenses	853	484
Satellite network and other property	2,402	5,353
Foreign tax credit	1,461	1,449
Alternative minimum tax credit	—	325
Tax loss carryforwards and credits	49,445	34,945
Other	19	18
Total deferred tax assets	67,968	57,385
Deferred tax liabilities:
Intangible assets	(11,160)	(13,512)
Right of use asset	(2,980)	(3,487)
Goodwill	(6,815)	(6,178)
Total deferred tax liabilities	(20,955)	(23,177)
Net deferred tax assets before valuation allowance	47,013	34,208
Less valuation allowance	(60,168)	(48,970)
Net deferred tax assets (liabilities)	(13,155)	(14,762)
Deferred tax assets, non-current	258	132
Deferred tax liabilities, non-current	(13,413)	(14,894)
Net deferred tax liabilities	$(13,155)	$(14,762)

Income taxes differ from the amount computed by applying the statutory U.S. federal income tax rate because of the effect of the following items:

	Year Ended December 31,
	2020	2019	2018
Income tax expense at U.S. statutory rate	$(6,756)	$(2,887)	$(4,468)
State income taxes, net of federal benefit	(985)	(423)	103
Effect of foreign subsidiaries	634	1,783	1,841
Tax credits	(668)	(672)	(660)
Global intangible low-taxed income inclusion (GILTI)	—	2,744	2,141
True-up of GILTI due to high-tax exception	(2,662)	—	—
Other permanent items	1,465	783	(199)
Change in uncertain tax positions	—	—	346
True-up from prior years	(564)	512	(571)
Other	(6)	44	1
Change in valuation allowance	11,198	2,499	6,124
Income tax	$1,656	$4,383	$4,658

As part of the Company’s accounting for its acquisitions, a portion of the purchase price was allocated to goodwill. The acquired goodwill is deductible for tax purposes and amortized over fifteen years for income tax purposes. Under GAAP, the acquired goodwill is not amortized in the Company’s financial statements. As such, a deferred income tax expense and a deferred tax liability arise as a result of the tax deductibility for this amount for tax purposes but not for financial statement purposes. The resulting deferred tax liability, which is expected to continue to increase over time, will remain on the Company’s balance sheet indefinitely unless there is an impairment of the asset. As a result of the U.S. Tax Cuts and Jobs Act of 2017 and the changes it made to net operating loss carryforward rules, the Company is now able to use the above deferred tax liability as a source of future taxable income in evaluating the need for a valuation allowance.

As of December 31, 2020 and 2019, the Company maintained a valuation allowance against all of its net deferred tax assets, excluding goodwill, attributable to operations in the United States as the realization was not considered more likely than not.

The net change in the total valuation allowance for the years ended December 31, 2020, 2019 and 2018 was $11,198, $2,499 and $6,124, respectively.

As of December 31, 2020 and 2019, the Company had potentially utilizable federal net operating loss carryforwards of $181,169 and $125,870, respectively. As of December 31, 2020 and 2019, the Company had potentially utilizable state net operating loss carryforwards of $197,647 and $159,083, respectively. The federal net operating loss carryforwards expire at various times through 2037 for losses incurred prior to January 1, 2018. All federal net operating losses incurred after January 1, 2018 have an indefinite life. The state net operating loss carryforwards expire at various times through 2040 for states that do not follow the federal rule having an indefinite life for losses incurred after 2018. As of December 31, 2020 and 2019, the Company had potentially utilizable foreign net operating loss carryforwards of $12,928 and $14,035, respectively. The foreign net operating loss carryforwards expire on various dates through 2040.

The utilization of the Company’s net operating losses may be subject to a substantial limitation due to the “change of ownership provisions” under Section 382 of the Internal Revenue Code and similar state provisions. Such limitation may result in the expiration of the net operating loss carryforwards before their utilization.

As of December 31, 2020, the Company has not provided deferred income taxes on the undistributed earnings of its foreign subsidiaries. The amount of such earnings was $18,964. These earnings have been permanently reinvested and the Company does not plan to initiate action that would precipitate the payment of income taxes thereon. It is not practicable to estimate the amount of additional tax that might be payable on these undistributed earnings.

The following table is a reconciliation of the beginning and ending amounts of unrecognized tax benefits:

	2020	2019	2018
Balance at January 1,	$823	$1,202	$856
Additions for tax positions related to prior years	—	9	398
Reductions for tax positions of prior years	(15)	(355)	(52)
Settlements	(5)	(33)	—
Balance at December 31,	$803	$823	$1,202

No interest and penalties related to unrecognized tax benefits were accrued during the years ended December 31, 2020, 2019, and 2018. Interest and penalties are not reflected in the table above and are included in income tax expense.

As of December 31, 2020, $775 of the unrecognized tax benefits have been recorded as a reduction to the Company’s federal and state net operating loss carryforwards in deferred tax assets. Due to the existence of the Company’s valuation allowance, these unrecognized tax benefits, if recognized, would not impact the Company’s effective income tax rate. The Company is also subject to examinations in its material non-U.S. jurisdictions for 2016 and later years. The Company does not expect any significant changes to its unrecognized tax positions during the next twelve months.

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

Sanmina Commitment

The Company is dependent on Sanmina, a contract manufacturer with significant operations in Mexico, for the manufacture of subscriber communicators that the Company designs and sells. If Sanmina has excess components on hand with no demand for a 90-day period following the end of each calendar quarter, the Company is obligated to purchase these components. The value of these components would be included in the Company’s inventory balances during the period purchased.

COVID-19

COVID-19 surfaced in late 2019 and has spread around the world, including to the United States. In March 2020, the World Health Organization declared COVID-19 a pandemic. The effects of the COVID-19 pandemic are expected to adversely affect the Company’s business, financial condition and results of operations. The magnitude of the impact of COVID-19 is unpredictable; consequently, the impact it will have on the Company’s future results is uncertain.

Airtime credits

In 2001, in connection with the organization of ORBCOMM Europe and the reorganization of the ORBCOMM business in Europe, the Company agreed to grant certain country representatives in Europe approximately $3,736 in airtime credits. The Company has not recorded the airtime credits as a liability for the following reasons: (i) the Company has no obligation to pay the unused airtime credits if they are not utilized; and (ii) the airtime credits are earned by the country representatives only when the Company generates revenue from the country representatives. The airtime credits have no expiration date. Accordingly, the Company is recording airtime credits as services are rendered and these airtime credits are recorded net of revenues from the country representatives. For each of the years ended December 31, 2020, 2019 and 2018, airtime credits used totaled approximately $30. As of December 31, 2020 and 2019, unused credits granted by the Company were approximately $1,888 and $1,918, respectively.

Agreements with carrier data providers

The Company has contractual minimum payments under the terms of its agreements with certain carrier data providers. Based on the number of subscribers as of December 31, 2020, future minimum payments for the years ending December 31, 2021, 2022, 2023, and 2024 are $8,602, $5,712, $5,855 and $6,001, respectively.

Note 15. Leases

In February 2016, the FASB issued ASU 2016-02, which is effective for fiscal years beginning after December 15, 2018. The Company adopted ASU 2016-02 prospectively as of January 1, 2019, the date of initial application, and therefore prior comparative periods were not adjusted. Rent expense for the year ended December 31, 2018 was approximately $4,020 and was recognized on a straight-line basis over the lease term under ASC Topic 840 “Leases.”

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

The Company has lease agreements with lease and non-lease components, which are generally not accounted for separately.

Components of lease expense are as follows:

	Year Ended December 31,	Year Ended December 31,
	2020	2019
Operating lease cost	$3,698	$3,925

The Company has lease arrangements which are classified as short-term in nature. These leases meet the criteria for operating lease classification. In addition, the Company has variable lease costs associated with certain leases. Lease costs associated with the short-term leases and variable lease components, included in SG&A expenses on the Company’s consolidated statements of operations for the years ended December 31, 2020 and 2019, are not material.

Supplemental cash flow information and non-cash activity related to the Company’s operating leases are as follows:

	Year Ended December 31,	Year Ended December 31,
	2020	2019
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$3,975	$4,178
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$202	$18,659

Supplemental balance sheet information related to the Company’s operating leases is as follows:

		December 31,	December 31,
	Balance Sheet Classification	2020	2019
Right-of-use assets	Other assets	$13,485	$15,894
Current lease liabilities	Accrued liabilities	2,736	2,608
Non-current lease liabilities	Other liabilities	13,400	16,266

Weighted-average remaining lease term and discount rate for the Company’s operating leases are as follows:

	December 31,	December 31,
	2020	2019
Weighted-average remaining lease term (in years)	6.40	7.11
Weighted-average discount rate	8.0%	8.0%

Maturities of lease liabilities by fiscal year for the Company’s operating leases are as follows:

December 31,
2020
2021	$3,852
2022	3,378
2023	3,210
2024	3,037
2025	2,500
Thereafter	4,795
Total lease payments	20,772
Less: Imputed interest	(4,636)
Present value of lease liabilities	$16,136

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

Note 16.    Employee Incentive Plan

The Company maintains a 401(k) plan. All employees who have been employed for three months or longer are eligible to participate in the plan. Employees may contribute up to 15% of eligible compensation to the plan, subject to certain limitations. The Company has the option of matching up to 50% of the amount contributed by each employee, up to 6% of the employee’s compensation. In addition, the plan contains a discretionary contribution component pursuant to which the Company may make an additional annual contribution. Contributions vest over a five-year period from the employee’s date of employment. For the years ended December 31, 2020, 2019 and 2018, the Company made contributions of $1,169, $1,189 and $1,104, respectively.

Note 17.    Supplemental Disclosure of Noncash Investing and Financing Activities

	Year Ended December 31,
	2020	2019	2018
Investing activities:
Capital expenditures incurred not yet paid	$1,061	$1,082	$344
Stock-based compensation included in capital expenditures	476	650	502
Financing activities:
Common stock issued as form of payment for MPUs	—	503	827
Series A convertible preferred stock dividend paid-in-kind	—	12	18

Schedule II — Valuation and Qualifying Accounts

	Col. B	Col. C					Col. E
Description	Balance at Beginning of the Period	Charged to Costs and Expenses	Charged to Other Accounts		Col. D Deductions		Balance at End of the Period
	(Amounts in thousands)
Year ended December 31, 2020
Allowance for doubtful receivables	$4,480	5,324	1,595	(1)	—		$8,209
Deferred tax asset valuation allowance	$48,970	11,198	—		—	(2)	$60,168
Year ended December 31, 2019
Allowance for doubtful receivables	$4,072	2,008	1,600	(1)	—		$4,480
Deferred tax asset valuation allowance	$46,471	2,499	—		—	(2)	$48,970
Year ended December 31, 2018
Allowance for doubtful receivables	$400	3,426	(246)	(1)	—		$4,072
Deferred tax asset valuation allowance	$40,347	6,124	—		—	(2)	$46,471

(1)	Amounts relate to write-offs net of recoveries.
(2)	Amounts relate to deferred tax assets acquired in acquisitions.