Form 10-Q
period 2021-03-31
ORBCOMM Inc.
filed 2021-04-29
CIK 1361983

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

The number of shares outstanding of the registrant’s common stock as of April 26, 2021 is 79,519,034.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ORBCOMM Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value and share data)

	March 31,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$38,341	$40,384
Accounts receivable, net of allowance for doubtful accounts of $7,637 and $8,209, respectively	55,009	51,199
Inventories	28,924	29,987
Prepaid expenses and other current assets	17,280	14,592
Total current assets	139,554	136,162
Satellite network and other equipment, net	117,894	127,537
Goodwill	166,129	166,129
Intangible assets, net	57,391	60,559
Other assets	20,222	20,200
Deferred income taxes	256	258
Total assets	$501,446	$510,845
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$18,787	$14,323
Accrued liabilities	30,356	31,907
Current portion of notes payable	11,250	10,000
Current portion of deferred revenue	6,020	5,238
Total current liabilities	66,413	61,468
Note payable - related party	1,332	1,400
Notes payable, net of unamortized deferred issuance costs	203,305	206,897
Deferred revenue, net of current portion	4,262	4,158
Deferred tax liabilities	12,949	13,413
Other liabilities	14,016	14,094
Total liabilities	302,277	301,430
Commitments and contingencies
Equity:
ORBCOMM Inc. stockholders' equity
Series A Convertible Preferred Stock, par value $0.001; 1,000,000 shares authorized; 41,844 and 40,624 shares issued and outstanding on March 31, 2021 and December 31, 2020, respectively	418	406
Common stock, par value $0.001; 250,000,000 shares authorized; 79,439,807 and 78,183,806 shares issued on March 31, 2021 and December 31, 2020, respectively	79	78
Additional paid-in capital	453,379	451,327
Accumulated other comprehensive (loss) income	(843)	1,021
Accumulated deficit	(255,456)	(244,882)
Total ORBCOMM Inc. stockholders' equity	197,577	207,950
Noncontrolling interests	1,592	1,465
Total equity	199,169	209,415
Total liabilities and equity	$501,446	$510,845

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ORBCOMM Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues:
Service revenues	$37,750	$40,524
Product sales	25,945	25,655
Total revenues	63,695	66,179
Cost of revenues, exclusive of depreciation and amortization shown below:
Cost of services	12,686	13,081
Cost of product sales	19,610	17,281
Operating expenses:
Selling, general and administrative	17,265	19,730
Product development	3,391	3,820
Depreciation and amortization	12,232	13,364
Impairment loss - satellite network	6,656	—
Acquisition-related and integration costs	588	91
Loss from operations	(8,733)	(1,188)
Other income (expense):
Interest income	237	416
Other income (expense)	996	(266)
Interest expense	(2,228)	(5,246)
Total other expense	(995)	(5,096)
Loss before income taxes	(9,728)	(6,284)
Income taxes	663	553
Net loss	(10,391)	(6,837)
Less: Net income attributable to noncontrolling interests	171	138
Net loss attributable to ORBCOMM Inc.	$(10,562)	$(6,975)
Net loss attributable to ORBCOMM Inc. common stockholders	$(10,574)	$(6,975)
Per share information-basic:
Net loss attributable to ORBCOMM Inc. common stockholders	$(0.13)	$(0.09)
Per share information-diluted:
Net loss attributable to ORBCOMM Inc. common stockholders	$(0.13)	$(0.09)
Weighted average common shares outstanding:
Basic	79,073	78,313
Diluted	79,073	78,313

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ORBCOMM Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net loss	$(10,391)	$(6,837)
Other comprehensive (loss) income - Foreign currency translation adjustments	(1,908)	63
Other comprehensive (loss) income	(1,908)	63
Comprehensive loss	(12,299)	(6,774)
Less: Comprehensive income attributable to noncontrolling interests	(127)	(95)
Comprehensive loss attributable to ORBCOMM Inc.	$(12,426)	$(6,869)

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ORBCOMM Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(10,391)	$(6,837)
Adjustments to reconcile net loss to net cash provided by operating activities:
Change in allowance for doubtful accounts	263	1,301
Amortization and write-off of deferred financing fees	158	194
Depreciation and amortization	12,232	13,364
Impairment loss - satellite network	6,656	—
Stock-based compensation	1,761	1,679
Foreign exchange (gain) loss	(912)	106
Deferred income taxes	(420)	(20)
Other	642	580
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(4,323)	823
Inventories	975	(608)
Prepaid expenses and other assets	(3,315)	2,424
Accounts payable and accrued liabilities	3,123	(3,160)
Deferred revenue	888	(1,005)
Other liabilities	(662)	(634)
Net cash provided by operating activities	6,675	8,207
Cash flows from investing activities:
Capital expenditures	(4,696)	(4,843)
Capital expenditures associated with the subscription model	(955)	—
Net cash used in investing activities	(5,651)	(4,843)
Cash flows from financing activities:
Purchases of common stock under share repurchase program	—	(2,527)
Proceeds from revolving credit facility	—	15,000
Principal payments of long-term debt	(2,500)	—
Net cash (used in) provided by financing activities	(2,500)	12,473
Effect of exchange rate changes on cash and cash equivalents	(567)	17
Net (decrease) increase in cash and cash equivalents	(2,043)	15,854
Beginning of period	40,384	54,258
End of period	$38,341	$70,112
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$2,063	$—
Income taxes	$1,647	$2,666
Supplemental schedule of noncash investing and financing activities:
Noncash investing and financing activities:
Capital expenditures incurred not yet paid	$1,396	$1,065
Stock-based compensation related to capital expenditures	$95	$113
Preferred stock dividend	$12	$—

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ORBCOMM Inc.

Condensed Consolidated Statements of Changes in Equity

Three Months Ended March 31, 2021 and 2020

(in thousands, except share data)

(Unaudited)

						Accumulated
	Series A convertible				Additional	other
	Preferred stock		Common stock		paid-in	comprehensive	Accumulated	Treasury stock		Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	income (loss)	deficit	Shares	Amount	interests	equity
Balances, January 1, 2021	40,624	$406	78,183,806	$78	$451,327	$1,021	$(244,882)	—	$—	$1,465	$209,415
Vesting of restricted stock units	—	—	1,159,796	1	—	—	—	—	—	—	1
Stock-based compensation	—	—	—	—	1,700	—	—	—	—	—	1,700
Common stock issued as payment for MPUs	—	—	47,404	—	352	—	—	—	—	—	352
Exercise of SARs	—	—	48,801	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	(10,562)	—	—	171	(10,391)
Series A convertible preferred stock dividend	1,220	12	—	—	—	—	(12)	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	—	(1,864)	—	—	—	(44)	(1,908)
Balances, March 31, 2021	41,844	$418	79,439,807	$79	$453,379	$(843)	$(255,456)	—	$—	$1,592	$199,169
Balances, January 1, 2020	40,624	$406	78,062,451	$78	$447,681	$(1,013)	$(210,942)	—	$—	$1,306	$237,516
Vesting of restricted stock units	—	—	421,642	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,775	—	—	—	—	—	1,775
Common stock repurchased under share repurchase program	—	—	—	—	(25)	—	—	836,904	(2,502)	—	(2,527)
Exercise of SARs	—	—	41,091	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	(6,975)	—	—	138	(6,837)
Foreign currency translation adjustments	—	—	—	—	—	106	—	—	—	(43)	63
Balances, March 31, 2020	40,624	$406	78,525,184	$78	$449,431	$(907)	$(217,917)	836,904	$(2,502)	$1,401	$229,990

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ORBCOMM Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

(All amounts in thousands, except share amounts, per share amounts or unless otherwise noted)

1. Organization and Business

ORBCOMM Inc. (“ORBCOMM” or the “Company”), a Delaware corporation, is a global provider of industrial Internet of Things (“IoT”) solutions, including network connectivity, devices, device management and web reporting applications. The Company’s industrial IoT products and services are designed to track, monitor, control and enhance security for a variety of assets, such as trailers, trucks, rail cars, sea containers, power generators, fluid tanks, marine vessels, diesel or electric powered generators (“gensets”), oil and gas wells, pipeline monitoring equipment, irrigation control systems and utility meters, in the transportation and supply chain, heavy equipment, fixed asset monitoring and maritime industries, as well as for governments. Additionally, the Company provides satellite Automatic Identification Service (“AIS”) data services to assist in vessel navigation and to improve maritime safety for government and commercial customers worldwide. The Company also has vehicle fleet management, as well as in-cab and vehicle fleet solutions in its transportation solution portfolio. The Company provides its services using multiple network platforms, including its own constellation of low-Earth orbit satellites and accompanying ground infrastructure, as well as terrestrial-based cellular communication services obtained through reseller agreements with major cellular (Tier One) wireless providers. The Company also offers customer solutions utilizing additional satellite network service options that the Company obtains through service agreements entered into with multiple mobile satellite providers. The Company’s satellite-based customer solution offerings use small, low-power, mobile satellite subscriber communicators for remote asset connectivity, and the Company’s terrestrial-based solutions utilize cellular data modems with subscriber identity modules (“SIMs”). The Company also resells service using the two-way Inmarsat plc satellite network to provide higher bandwidth, low-latency satellite products and services, leveraging the Company’s IsatDataPro technology. The Company’s customer solutions provide access to data gathered over these systems via connections to other public or private networks, including the Internet. The Company is dedicated to providing what it believes are the most versatile, leading-edge industrial IoT solutions in its markets to enable its customers to run their businesses more efficiently.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to SEC rules. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The accompanying financial statements are unaudited and, in the opinion of management, include all adjustments (including normal recurring accruals) necessary for a fair presentation of the consolidated financial position, results of operations, comprehensive income and cash flows for the periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. The financial statements include the accounts of the Company, its wholly-owned and majority-owned subsidiaries, and investments in variable interest entities in which the Company is determined to be the primary beneficiary. All significant intercompany accounts and transactions have been eliminated in consolidation. The portions of majority-owned subsidiaries that the Company does not own are reflected as noncontrolling interests on the condensed consolidated balance sheets.

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

Although the Company owns interests in companies that it accounts for pursuant to the equity method, the investments in those entities had no carrying value as of March 31, 2021 and December 31, 2020. The Company has no guarantees or other funding obligations to those entities and the Company had no equity in the earnings or losses of those investees for the three months ended March 31, 2021 and 2020.

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

Amounts received prior to the performance of services under customer contracts are recognized as deferred revenues and revenue recognition is deferred until such time that all revenue recognition criteria have been met. Deferred revenue as of March 31, 2021 and December 31, 2020 consisted of the following:

	March 31,	December 31,
	2021	2020
Service activation fees	$2,048	$2,094
Prepaid services	7,090	6,123
Extended warranty revenues	1,144	1,179
	10,282	9,396
Less current portion	(6,020)	(5,238)
Long-term portion	$4,262	$4,158

During the three months ended March 31, 2021, the Company recognized revenue of $1,993 which was included as deferred revenue as of December 31, 2020.

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

The following table summarizes the components of revenue from contracts with customers, as well as revenue recognized under ASC 842:

	Three Months Ended March 31,
	2021	2020
Revenue from contracts with customers:
Recurring service revenues	$36,241	$39,853
Other service revenues	1,509	671
Total service revenues	37,750	40,524
Product sales	24,185	25,566
Total revenue from contracts with customers	61,935	66,090
Revenue recognized under ASC 842	1,760	89
Total revenues	$63,695	$66,179

Revenue Recognition for Arrangements with Multiple Performance Obligations

The Company enters into contracts with its customers that include multiple performance obligations, which typically include subscriber communicators, monthly usage fees and optional extended warranty service agreements. The Company evaluates each item to determine whether it represents a promise to transfer a distinct good or service to the customer and therefore is a separate performance obligation under Accounting Standards Update No. 2014-09 “Revenue from Contracts with Customers.” If a contract is separated into more than one performance obligation, the Company allocates the total transaction price to each performance obligation in an amount based on the estimated relative stand-alone selling price of each performance obligation. The Company uses an observable price to determine the stand-alone selling price for each separate performance obligation when sold on its own or a cost-plus margin approach when an observable price is not available.

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

The carrying amounts of the Company’s financial instruments, including cash, accounts receivable and accounts payable approximated their fair values due to the short-term nature of these items. The carrying value of the Company’s Term Facility, as defined below, approximated its fair value as the debt is at variable interest rates. The fair value of the Senior Secured Notes, as defined below, was based on observable relevant market information. Fluctuation between the carrying amount and the fair value of the Senior Secured Notes for the period presented was associated with changes in market interest rates. On December 2, 2020, the Company redeemed all $220,000 outstanding principal amount of its Senior Secured Notes. Refer to “Note 9 – Notes Payable” for more information.

The fair value of the note payable - related party, $1,332 book value on March 31, 2021, had a de minimis value.

Concentration of Risk

The Company’s customers are primarily commercial organizations. Accounts receivable are generally unsecured.

Accounts receivable are due in accordance with payment terms set forth in contracts negotiated with customers. Amounts due from customers are stated net of an allowance for doubtful accounts. The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time accounts are past due, the customer’s current ability to pay its obligations to the Company and the condition of the general economy and the industry as a whole. Receivables are considered impaired and written off when it is probable that all contractual payments due will not be collected in accordance with the terms of the agreement. The Company writes off accounts receivable when they are deemed uncollectible.

One customer, Carrier Global Corporation, generated 12.7% of the Company’s total revenues for the three months ended March 31, 2021. There were no customers who generated greater than 10% of the Company’s total revenues for the three months ended March 31, 2020.

One customer, Carrier Global Corporation, generated 11.8% and 10.8% of the Company’s consolidated accounts receivable as of March 31, 2021 and December 31, 2020, respectively.

The Company is dependent on one vendor, Sanmina Corporation (“Sanmina”), a contract manufacturer with significant operations in Mexico, for the manufacture of subscriber communicators that the Company designs and sells. For the three months ended March 31, 2021 and 2020, approximately $22,434, or 86.5%, and $21,992, or 85.7%, respectively, of the Company’s product sales was generated from the sale of the Company’s core products produced by Sanmina.

As of March 31, 2021, the Company did not maintain in-orbit insurance coverage for its ORBCOMM Generation 1 or ORBCOMM Generation 2 (“OG2”) satellites to address the risk of potential systemic anomalies, failures or catastrophic events affecting its satellite constellation.

Inventories

Inventories are stated at the lower of cost or net realizable value, determined on a weighted average cost basis. As of March 31, 2021 and December 31, 2020, inventory, net of inventory obsolescence, consisted primarily of finished goods and purchased parts to be utilized by its contract manufacturer totaling $22,279 and $23,529, respectively, and raw materials totaling $6,645 and $6,458, respectively. The Company reviews inventory quantities on hand, evaluates the realizability of inventories and adjusts the carrying value, as necessary, based on forecasted product demand. A provision, recorded in cost of product sales on the Company’s condensed consolidated statements of operations, is made for potential losses on slow-moving and obsolete inventories when identified.

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

The Company’s satellite constellation and related assets are evaluated as a single asset group whenever facts or circumstances indicate that their carrying values may not be recoverable. If indicators of impairment are identified, recoverability of long-lived assets is measured by comparing their carrying amounts to the projected cash flows the assets are expected to generate.

Determining whether an impairment has occurred typically requires the use of significant estimates and assumptions, including the allocation of cash flows to assets or asset groups and, if required, estimates of fair values for those assets or asset groups.

If a satellite were to fail while in orbit, the resulting loss would be charged to expense in the period it is determined that the satellite is not recoverable. An impairment loss of $6,656 related to one of the Company’s OG2 satellites was recorded in the three months ended March 31, 2021. Refer to “Note 5 – Satellite Network and Other Equipment, Net” for more information.

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

Refer to “Note 7 – Accrued Liabilities” for more information.

Recent Accounting Pronouncements

In January 2021, the FASB issued Accounting Standards Update (“ASU”) No. 2021-01 “Reference Rate Reform (Topic 848): Scope” (“ASU 2021-01”), which refines the scope of ASC 848 and clarifies some of its guidance as part of the FASB’s monitoring of global reference rate reform activities. ASU 2021-01 is intended to reduce diversity in practice related to accounting for (1) modifications to the terms of affected derivatives and (2) existing hedging relationships in which the affected derivatives are designated as hedging instruments. Additionally, ASU 2021-01 expands the scope of ASC 848 “Reference Rate Reform” to include all affected derivatives and give market participants the ability to apply certain aspects of the contract modification and hedge accounting expedients to derivative contracts affected by the discounting transition. The adoption of this standard does not have a material impact on the Company’s condensed consolidated financial statements or disclosures.

3. Stock-Based Compensation

The Company’s stock-based compensation plan consists of its 2016 Long-Term Incentives Plan (the “2016 LTIP”). As of March 31, 2021, there were 430,984 shares available for grant under the 2016 LTIP.

Total stock-based compensation recorded by the Company for the three months ended March 31, 2021 and 2020 was $1,761 and $1,679, respectively. Total capitalized stock-based compensation for the three months ended March 31, 2021 and 2020 was $95 and $113, respectively.

The following table summarizes the components of stock-based compensation expense on the condensed consolidated statements of operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
	2021	2020
Cost of services	$122	$171
Cost of product sales	42	33
Selling, general and administrative	1,307	1,167
Product development	290	308
Total	$1,761	$1,679

As of March 31, 2021, the Company had unrecognized compensation costs for all share-based payment arrangements totaling $4,747.

Time-Based Stock Appreciation Rights

A summary of the Company’s time-based stock appreciation rights (“SARs”) for the three months ended March 31, 2021 is as follows:

			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
	Number of	Average	Contractual	Value
	Shares	Exercise Price	Term (years)	(In thousands)
Outstanding at January 1, 2021	1,802,844	$5.79
Granted	—	—
Exercised	(37,600)	3.80
Forfeited or expired	(32,500)	3.05
Outstanding at March 31, 2021	1,732,744	$4.85	2.38	$4,196
Exercisable at March 31, 2021	1,732,744	$4.85	2.38	$4,495
Vested and expected to vest at March 31, 2021	1,732,744	$4.85	2.38	$4,196

For the three months ended March 31, 2021 and 2020, the Company did not record any stock-based compensation expense related to these time-based SARs. As of March 31, 2021, there was no unrecognized compensation cost related to these SARs expected to be recognized.

The intrinsic value of the time-based SARs exercised during the three months ended March 31, 2021 was $176.

Performance-Based Stock Appreciation Rights

A summary of the Company’s performance-based SARs for the three months ended March 31, 2021 is as follows:

			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
	Number of	Average	Contractual	Value
	Shares	Exercise Price	Term (years)	(In thousands)
Outstanding at January 1, 2021	78,921	$3.16
Granted	—	—
Exercised	(17,450)	3.36
Forfeited or expired	—	—
Outstanding at March 31, 2021	61,471	$3.61	1.73	$827
Exercisable at March 31, 2021	61,471	$3.61	1.73	$827
Vested and expected to vest at March 31, 2021	61,471	$3.61	1.73	$827

For the three months ended March 31, 2021 and 2020, the Company did not record any stock-based compensation expense related to these performance-based SARs. As of March 31, 2021, there was no unrecognized compensation cost related to these SARs expected to be recognized.

The intrinsic value of the performance-based SARs exercised during the three months ended March 31, 2021 was $85.

The fair value of each time-based and performance-based SAR award is estimated on the date of grant using the Black-Scholes option pricing model with the various assumptions. For the periods indicated, the expected volatility was based on the Company’s historical volatility over the expected terms of the SAR awards. Estimated forfeitures were based on voluntary and involuntary termination behavior, as well as an analysis of actual forfeitures. The risk-free interest rate was based on the U.S. Treasury yield curve at the time of the grant over the expected term of the SAR awards. The Company did not grant time-based or performance-based SARs during the three months ended March 31, 2021 and 2020.

Time-Based Restricted Stock Units

A summary of the Company’s time-based restricted stock units (“RSUs”) for the three months ended March 31, 2021 is as follows:

	Shares	Weighted- Average Grant Date Fair Value
Balance at January 1, 2021	1,297,273	$4.90
Granted	97,302	7.06
Vested	(799,573)	4.01
Forfeited or expired	(30,667)	7.31
Balance at March 31, 2021	564,335	$6.36

For the three months ended March 31, 2021 and 2020, the Company recorded stock-based compensation expense of $793 and $830, respectively, related to these time-based RSUs. As of March 31, 2021, $2,646 of total unrecognized compensation cost related to these RSUs is expected to be recognized through September 2023.

Performance-Based Restricted Stock Units

A summary of the Company’s performance-based RSUs for the three months ended March 31, 2021 is as follows:

	Shares	Weighted- Average Grant Date Fair Value
Balance at January 1, 2021	1,150,912	$4.70
Granted	2,025	7.27
Vested	(326,863)	3.92
Forfeited or expired	(370,340)	3.95
Balance at March 31, 2021	455,734	$6.17

For the three months ended March 31, 2021 and 2020, the Company recorded stock-based compensation expense of $753 and $764, respectively, related to these performance-based RSUs. As of March 31, 2021, $2,101 of total unrecognized compensation cost related to these RSUs is expected to be recognized through March 2022.

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

Three Months Ended March 31,
	2021	2020
Risk-free interest rate	0.06% to 0.30%	0.16% to 0.28%
Estimated volatility factor	60.0% to 81.0%	56.0% to 91.0%
Expected dividends	None	None

For the three months ended March 31, 2021 and 2020, the Company recorded stock-based compensation expense of $156 and $17, respectively, related to these MPUs.

As of March 31, 2021, the Company recorded $118 and $38 in accrued liabilities and other non-current liabilities related to the MPUs, respectively, on its condensed consolidated balance sheet. As of December 31, 2020, the Company recorded $352 and $72 in accrued liabilities and other non-current liabilities related to these MPUs, respectively, on its condensed consolidated balance sheet.

In January 2021, the Company issued 47,404 shares of common stock as payment in connection with MPUs for achieving the fiscal year 2020 MPU awards’ stock performance targets with respect to the 2020 performance year.

Employee Stock Purchase Plan

On February 16, 2016, the Company’s Board of Directors adopted the ORBCOMM Inc. Employee Stock Purchase Plan (“ESPP”), which was approved by the Company’s shareholders on April 20, 2016. Under the terms of the ESPP, 5,000,000 shares of the Company’s common stock are available for issuance, and eligible employees may have up to 10% of their gross pay deducted from their payroll, up to a maximum of $25 per year, to purchase shares of common stock at a discount of up to 15% of its fair market value, subject to certain conditions and limitations. Purchases of shares of common stock under the ESPP are made twice a year at six-month intervals. For the three months ended March 31, 2021 and 2020, the Company recorded stock-based compensation expense of $59 and $68, respectively, related to the ESPP. In accordance with the terms of the Merger Agreement, as defined below, the Company will suspend the ESPP at the conclusion of the current ESPP subscription period ending May 31, 2021 and terminate the ESPP concurrently with the consummation of the Merger, as defined below.

4. Net Income (Loss) Attributable to ORBCOMM Inc. Common Stockholders

The Company accounts for earnings per share (“EPS”) in accordance with ASC Topic 260 “Earnings Per Share” (“ASC 260”) and related guidance, which requires two calculations of EPS to be disclosed: basic and diluted. The numerator in calculating basic and diluted EPS is an amount equal to the net income (loss) attributable to ORBCOMM Inc. common stockholders for the periods presented. The denominator in calculating basic EPS is the weighted average shares outstanding for the respective periods. The denominator in calculating diluted EPS is the weighted average shares outstanding, plus the dilutive effect of stock option grants, unvested SAR and RSU grants and shares of Series A convertible preferred stock for the respective periods. The following table sets forth the basic and diluted EPS calculations for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
	2021	2020
Net loss attributable to ORBCOMM Inc. common stockholders	$(10,574)	$(6,975)
Weighted average number of common shares outstanding:
Basic number of common shares outstanding	79,073	78,313
Dilutive effect of grants of stock options, unvested SARs and RSUs and shares of Series A convertible preferred stock	—	—
Diluted number of common shares outstanding	79,073	78,313
Earnings per share:
Basic	$(0.13)	$(0.09)
Diluted	$(0.13)	$(0.09)

The computations of net loss attributable to ORBCOMM Inc. common stockholders for the three months ended March 31, 2021 and 2020 are as follows:

	Three Months Ended
	March 31,
	2021	2020
Net loss attributable to ORBCOMM Inc.	$(10,562)	$(6,975)
Preferred stock dividends on Series A convertible preferred stock	(12)	—
Net loss attributable to ORBCOMM Inc. common stockholders	$(10,574)	$(6,975)

5. Satellite Network and Other Equipment, Net

Satellite network and other equipment, net consisted of the following:

	March 31,	December 31,
	2021	2020
Land	$381	$381
Satellite network	187,476	200,279
Capitalized software	98,842	96,261
Computer hardware	7,514	7,351
Other	19,349	17,816
Assets under construction	14,297	12,745
	327,859	334,833
Less: accumulated depreciation and amortization	(209,965)	(207,296)
	$117,894	$127,537

During the three months ended March 31, 2021 and 2020, the Company capitalized internal costs attributable to the design, development and enhancement of the Company’s products and services that have not yet been placed into service and internal-use software in the amounts of $3,419 and $3,486, respectively.

Depreciation and amortization expense for the three months ended March 31, 2021 and 2020 was $9,064 and $10,180, respectively, including amortization of internal-use software of $954 and $739 for the three months ended March 31, 2021 and 2020, respectively.

For the three months ended March 31, 2021 and 2020, $4,387 and $4,279 of depreciation and amortization expense, respectively, relate to cost of services and $351 and $510, respectively, relate to cost of product sales, as these assets support the Company’s revenue generating activities.

As of March 31, 2021 and December 31, 2020, assets under construction primarily consisted of costs associated with acquiring, developing, enhancing and testing software and hardware for internal and external use that have not yet been placed into service.

In October 2018, the Company briefly lost communication with one OG2 satellite. This satellite remained under the Company’s operational control while its engineering team was developing new software in an attempt to regain this satellite’s messaging and/or AIS capability.  In November 2020, the Company again lost communication with this OG2 satellite and while the Company briefly regained communication with it in February 2021, the Company has not reestablished communication with this OG2 satellite since February 2021.

On April 27, 2021, the Company’s Audit Committee of the Board of Directors concluded, based on management’s recommendation and the information provided by the investigative team, that a non-cash impairment charge of $6,656 should be recorded as a recognized subsequent event in accordance with FASB ASC Topic 855 “Subsequent Events” to write off the net book value of this OG2 satellite in the three months ended March 31, 2021 and decreased satellite network and other equipment by $13,187 and associated accumulated depreciation by $6,531 to remove the assets as of March 31, 2021. The impairment charge is reflected in the accompanying condensed consolidated financial statements. No amount of the impairment charge represents a cash expenditure.

6. Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price of an acquired business over the estimated fair values of the underlying net tangible and intangible assets. Goodwill is allocated to the Company’s one reportable segment, which is its only reporting unit.

The Company’s intangible assets, net consisted of the following:

		March 31, 2021			December 31, 2020
	Useful life		Accumulated			Accumulated
	(years)	Cost	amortization	Net	Cost	amortization	Net
Customer lists	5 - 15	$113,357	$(63,543)	$49,814	$113,357	$(60,934)	$52,423
Patents and technology	3 - 10	23,424	(15,847)	7,577	23,424	(15,288)	8,136
Trade names and trademarks	1 - 2	3,003	(3,003)	—	3,003	(3,003)	—
		$139,784	$(82,393)	$57,391	$139,784	$(79,225)	$60,559

At March 31, 2021, the weighted-average amortization period for the intangible assets was 10.5 years. At March 31, 2021, the weighted-average amortization periods for customer lists, patents and technology and trade names and trademarks were 10.9, 9.3 and 1.2 years, respectively.

Amortization expense for the three months ended March 31, 2021 and 2020 was $3,168 and $3,184, respectively.

Estimated future amortization expense for intangible assets as of March 31, 2021 was as follows:

Amount
2021 (remaining)	$9,057
2022	11,686
2023	11,408
2024	11,122
2025	4,472
2026	3,138
Thereafter	6,508
$57,391

7. Accrued Liabilities

Accrued liabilities consisted of the following:

	March 31,	December 31,
	2021	2020
Accrued compensation and benefits	$6,833	$9,486
Accrued warranty obligations	6,754	6,398
Corporate income tax payable	263	386
Accrued VAT payable	3,068	2,189
Accrued satellite network and other equipment	669	591
Accrued inventory purchases	905	298
Accrued professional fees	895	393
Accrued airtime charges	493	812
Short-term lease liability	2,733	2,736
Other accrued expenses	7,743	8,618
	$30,356	$31,907

Changes in accrued warranty obligations consisted of the following:

	2021	2020
Balance at January 1,	$6,398	$6,526
Warranty expense	730	760
Warranty charges and other adjustments	(374)	(977)
Balance at March 31,	$6,754	$6,309

8. Note Payable - Related Party

In connection with the acquisition of a majority interest in Satcom International Group plc in 2005, the Company recorded an indebtedness to OHB Technology A.G. (formerly known as OHB Teledata A.G.), a stockholder of the Company. As of March 31, 2021 and December 31, 2020, the principal balance of the note payable was €1,138, with a carrying value of $1,332 and $1,400, respectively. The carrying value was based on the note’s estimated fair value at the time of acquisition. The difference between the carrying value and principal balance was amortized to interest expense over the six-year estimated life, which ended on September 30, 2011. This note does not bear interest and has no fixed repayment term. Repayment of the note will be made from the distribution profits (as defined in the note agreement) of ORBCOMM Europe LLC, a wholly-owned subsidiary of the Company. The note has been classified as long-term, as the Company does not expect any repayments to be required prior to March 31, 2022.

9. Notes Payable

Credit Agreement

On December 2, 2020, the Company and certain of its subsidiaries entered into a restated and amended credit agreement (the “Credit Agreement”) with JPMorgan Chase, N.A. (“JPMorgan Chase”), as administrative agent and collateral agent, and with the other lenders thereto (the “Lenders”), in connection with the refinancing of the Company’s Senior Secured Notes (as defined below). The Credit Agreement superseded and replaced the Company’s prior credit agreement providing for a $25,000 revolving credit facility described under “Prior Revolving Credit Facility” below. Pursuant to the Credit Agreement, the Lenders provided a senior revolving credit facility (the “Revolving Facility”) in an aggregate amount of up to $50,000 and a senior term loan facility (the “Term Facility”) in the aggregate amount of $200,000 (the “Term Facility,” and together with the Revolving Facility, collectively the “Facilities”). The proceeds of the Facilities, along with cash on hand, were used to redeem all $220,000 outstanding principal amount of the Senior Secured Notes and pay certain related fees, expenses and accrued interest.

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

In connection with entering into the Credit Agreement, the Company incurred debt issuance costs of approximately $3,155. For the three months ended March 31, 2021, amortization of the debt issuance costs was $158.  The Company recorded charges of $2,220 to interest expense on its consolidated statements of operations for the three months ended March 31, 2021, related to interest expense and amortization of debt issuance costs associated with the Facilities.

At March 31, 2021, the Company had $197,500 outstanding under the Term Facility and $20,000 outstanding under the Revolving Facility. As of March 31, 2021, the Company was in compliance with all financial covenants under the Credit Agreement.

Paycheck Protection Program

During the quarter ended June 30, 2020, the Company received proceeds from a loan in the amount of $7,588 (the “PPP Loan”) from JPMorgan Chase, as lender, pursuant to the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The Company believes that it qualified to apply for and receive the PPP Loan pursuant to the PPP under the provisions of the CARES Act and the Small Business Administration (“SBA”) guidance in effect at that time. In light of the Company entering into the amendment to its Prior Revolving Credit Facility, defined below, to provide it with access to additional liquidity, its improved outlook on its ability to generate cash from operations in the quarter ended June 30, 2020, and the evolving requirements and new guidance issued by the SBA subsequent to its receipt of the PPP Loan, the Company repaid the full amount of the PPP Loan proceeds received and any accrued interest on June 25, 2020. The PPP Loan was prepayable at any time prior to the maturity date without any prepayment penalties.

Senior Secured Notes

On April 10, 2017, the Company issued $250,000 aggregate principal amount of 8.0% senior secured notes due 2024 (the “Senior Secured Notes”). The Senior Secured Notes were issued pursuant to an indenture, dated as of April 10, 2017, among the Company, certain of its domestic subsidiaries party thereto (the “Guarantors”) and U.S. Bank National Association, as trustee and collateral agent (the “Indenture”). The Senior Secured Notes were unconditionally guaranteed on a senior secured basis by the Guarantors, and were secured on a first-priority basis by (i) pledges of capital stock of certain of the Company’s directly- and indirectly-owned subsidiaries; and (ii) substantially all of the other property and assets of the Company and the Guarantors, to the extent a first-priority security interest was able to be granted or perfected therein, and subject, in all cases, to certain specified exceptions, and an intercreditor agreement with the collateral agent for the Company’s Prior Revolving Credit Facility described below. Interest payments were due on the Senior Secured Notes semi-annually in arrears on April 1 and October 1, beginning October 1, 2017.

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

The Indenture contained covenants that, among other things, limited the Company’s and its restricted subsidiaries’ ability to: (i) incur or guarantee additional indebtedness; (ii) pay dividends, make other distributions or repurchase or redeem capital stock; (iii) prepay, redeem or repurchase certain indebtedness; (iv) make loans and investments; (v) sell, transfer or otherwise dispose of assets; (vi) incur or permit to exist certain liens; (vii) enter into certain types of transactions with affiliates; (viii) enter into agreements restricting the Company’s subsidiaries’ ability to pay dividends; and (ix) consolidate, amalgamate, merge or sell all or substantially all of their assets; subject, in all cases, to certain specified exceptions. Such limitations had various exceptions and baskets as set forth in the Indenture, including the incurrence by the Company and its restricted subsidiaries of indebtedness under potential new credit facilities in the aggregate principal amount at any one time outstanding not to exceed $50,000.

In connection with the issuance of the Senior Secured Notes, the Company incurred debt issuance costs of approximately $5,431. For the three months ended March 31, 2020, amortization of the debt issuance costs was $194.  The Company recorded charges of $5,194 to interest expense on its condensed consolidated statements of operations for the three months ended March 31, 2020, related to interest expense and amortization of debt issuance costs associated with the Senior Secured Notes.

Prior Revolving Credit Facility

On December 18, 2017, the Company and certain of its subsidiaries entered into a senior secured revolving credit agreement, as amended on June 25, 2020 (the “Prior Revolving Credit Agreement”) with JPMorgan Chase, as administrative agent and collateral agent. The Prior Revolving Credit Agreement provided for a revolving credit facility (the “Prior Revolving Credit Facility”) in an aggregate principal amount of up to $25,000 for working capital and general corporate purposes and would mature on December 18, 2022. The Prior Revolving Credit Facility bore interest at an alternative base rate or an adjusted LIBOR, plus an applicable margin of 2.50% in the case of alternative base rate loans and 3.50% in the case of adjusted LIBOR loans. The Prior Revolving Credit Facility was secured by a first-priority security interest in substantially all of the Company’s and its subsidiaries’ assets under a security agreement among the Company, its subsidiaries and JPMorgan Chase, subject to an intercreditor agreement with the indenture trustee for the Senior Secured Notes. The Prior Revolving Credit Facility had no scheduled principal amortization until the maturity date. Subject to the terms set forth in the Prior Revolving Credit Agreement, the Company could borrow, repay and reborrow amounts under the Prior Revolving Credit Facility at any time prior to the maturity date.

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

As of March 31, 2021, scheduled mandatory principal repayments of long-term debt in each of the five years ending December 31, 2021 through 2025 were as follows:

Years ending December 31,
2021 (remaining)	$7,500
2022	15,000
2023	15,000
2024	20,000
2025	160,000
$217,500

10. Stockholders’ Equity

Preferred Stock

The Company currently has 50,000,000 shares of preferred stock authorized.

Series A Convertible Preferred Stock

During the three months ended March 31, 2021, the Company issued dividends to the holders of the Series A convertible preferred stock in the amount of 1,220 shares of Series A convertible preferred stock. As of March 31, 2021, dividends in arrears were $16.

Common Stock

As of March 31, 2021, the Company has reserved 12,846,195 shares of common stock for future issuances related to employee stock compensation plans.

On August 5, 2019, the Company’s Board of Directors authorized a stock repurchase program under which the Company could repurchase up to $25,000 of the Company’s outstanding shares of common stock through open market transactions and privately negotiated transactions, until August 5, 2020. In addition, open market repurchases of common stock could be made pursuant to applicable securities laws and regulations, including Rule 10b-18, as well as Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). During the three months ended March 31, 2020, the Company repurchased 836,904 shares at an average share price of $2.98. As of March 31, 2020, authorization for approximately $13,112 of the Company’s common stock remained available for future purchases under the repurchase program. In mid-March 2020, the Company suspended further purchases given the economic uncertainty resulting from the novel coronavirus (“COVID-19”) pandemic.

11. Segment Information

The Company operates in one reportable segment, industrial IoT services. Other than satellites in orbit, goodwill and intangible assets, long-lived assets outside of the United States are not significant. The Company’s foreign exchange exposure is limited as approximately 76% of the Company’s consolidated revenue is collected in U.S. dollars. The following table summarizes revenues on a percentage basis by geographic region, based on the region in which the customer is located.

	Three Months Ended March 31,
	2021	2020
United States	54%	52%
South America	9%	9%
Japan	6%	6%
Europe	16%	20%
Other	15%	13%
	100%	100%

12. Income Taxes

For the three months ended March 31, 2021, the Company’s income tax expense was $663, compared to $553 for the prior year period. The increase in the income tax provision for the three months ended March 31, 2021 primarily related to an increase in taxable non-U.S. earnings before income taxes, when compared to the prior year period.

As of March 31, 2021 and December 31, 2020, the Company maintained a valuation allowance against all of its net deferred tax assets, excluding goodwill, attributable to operations in the United States, as the realization was not considered more likely than not.

There were no changes to the Company’s unrecognized tax benefits during the three months ended March 31, 2021. The Company does not expect any significant changes to its unrecognized tax positions during the next twelve months.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were recognized during the three months ended March 31, 2021.

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

Sanmina Commitment

The Company is dependent on Sanmina, a contract manufacturer with significant operations in Mexico, for the manufacture of subscriber communicators that the Company designs and sells. If Sanmina has excess components on hand with no demand for a 90-day period following the end of each calendar quarter, the Company is obligated to purchase these components. The value of these components would be included in the Company’s inventory balance during the period purchased.

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

Airtime Credits

In 2001, in connection with the organization of ORBCOMM Europe and the reorganization of the ORBCOMM business in Europe, the Company agreed to grant certain country representatives in Europe approximately $3,736 in airtime credits. The Company has not recorded the airtime credits as a liability for the following reasons: (i) the Company has no obligation to pay the unused airtime credits if they are not utilized; and (ii) the airtime credits are earned by the country representatives only when the Company generates revenue from the country representatives. The airtime credits have no expiration date. Accordingly, the Company is recording airtime credits as services are rendered and these airtime credits are recorded net of revenues from the country representatives. For the three months ended March 31, 2021 and 2020, airtime credits used totaled approximately $7 and $8, respectively. As of March 31, 2021 and 2020, unused credits granted by the Company were approximately $1,881 and $1,911, respectively.

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

The Company has lease agreements with lease and non-lease components, which are generally not accounted for separately.

Components of lease expense are as follows:

	Three Months Ended	Three Months Ended
	March 31, 2021	March 31, 2020
Operating lease cost	$921	$916

The Company has lease arrangements which are classified as short-term in nature.  These leases meet the criteria for operating lease classification. In addition, the Company has variable lease costs associated with certain leases. Lease costs associated with the short-term leases and variable lease components, included in selling, general and administrative expenses on the Company’s condensed consolidated statements of operations during the three months ended March 31, 2021 and 2020, were not material.

Supplemental cash flow information and non-cash activity related to the Company’s operating leases are as follows:

	Three Months Ended	Three Months Ended
	March 31, 2021	March 31, 2020
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$1,013	$939
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$653	$—

Supplemental balance sheet information related to the Company’s operating leases is as follows:

		March 31,	December 31,
	Balance Sheet Classification	2021	2020
Right-of-use assets	Other assets	$13,496	$13,485
Current lease liabilities	Accrued liabilities	2,733	2,736
Non-current lease liabilities	Other liabilities	13,322	13,400

Weighted-average remaining lease term and discount rate for the Company’s operating leases are as follows:

	March 31,	March 31,
	2021	2020
Weighted-average remaining lease term (in years)	6.37	6.94
Weighted-average discount rate	8.0%	8.0%

Maturities of lease liabilities by fiscal year for the Company’s operating leases are as follows:

March 31,
2021
2021 (remaining)	$2,891
2022	3,449
2023	3,277
2024	3,113
2025	2,594
Thereafter	5,385
Total lease payments	20,709
Less: Imputed interest	(4,654)
Present value of lease liabilities	$16,055

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

15. Subsequent Events

On April 7, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with GI DI Orion Acquisition Inc. (“Parent”) and GI DI Orion Merger Sub Inc., a wholly-owned subsidiary of Parent (“Merger Sub”), pursuant to which, subject to the terms and conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving corporation and as a wholly-owned subsidiary of Parent. Parent and Merger Sub are affiliates of GI Partners (“GI Partners”).

Merger Agreement

As a result of the Merger, (i) each share of the Company’s common stock outstanding immediately prior to the effective time of the Merger (the “Effective Time”) (other than shares of common stock owned by stockholders of the Company who have not voted in favor of the adoption of the Merger Agreement and have properly exercised appraisal rights in accordance with Section 262 of the General Corporation Law of the State of Delaware and shares of common stock held by Parent or Merger Sub or their parent entities at the Effective Time) will, at the Effective Time, be automatically cancelled and converted into the right to receive $11.50 in cash, without interest, subject to applicable withholding taxes (the “Common Stock Merger Consideration”) and (ii) each share of issued and outstanding Series A convertible preferred stock will automatically be cancelled and converted into the right to receive an amount in cash equal to the sum of (1) the product of (x) the Common Stock Merger Consideration multiplied by (y) 1.66611 plus (2) an amount equal to (x) the number of shares of Series A convertible preferred stock issuable in respect of any accrued and unpaid dividends thereon as of the Effective Time, multiplied by (y) the Common Stock Merger Consideration multiplied by (z) 1.66611, without interest, subject to applicable withholding taxes.

If the Merger is consummated, the Company’s common stock will be delisted from the Nasdaq Stock Market, LLC and deregistered under the Exchange Act.

Conditions to the Merger and Closing

Completion of the Merger is subject to customary closing conditions, including (1) the adoption of the Merger Agreement by an affirmative vote of the holders of a majority of the voting power of the outstanding Company stock entitled to vote thereon, (2) the expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), (3) the absence of an order, injunction or law prohibiting the Merger, (4) the receipt of CFIUS Approval (as defined in the Merger Agreement), (5) the consent to the transfer of control of the Company Communications Licenses (as defined in the Merger Agreement) by the Federal Communications Commission, (6) the receipt of certain other Required Governmental Approvals (as defined in the Merger Agreement) from Foreign Telecommunication Regulators and non-U.S. Governmental Entities relating to investment and national security approvals, (7) the accuracy of the other party’s representations and warranties, subject to certain materiality standards set forth in the Merger Agreement, (8) compliance in all material respects with the other party’s obligations under the Merger Agreement and (9) no Company Material Adverse Effect (as defined in the Merger Agreement) having occurred since the date of the Merger Agreement. The parties expect the transaction to close in the second half of 2021.

Go Shop; No Solicitation

During the period from April 8, 2021 and continuing until 11:59 p.m. (New York time) on May 7, 2021 (the “Go Shop Period”), the Company has the right to, among other things, (1) initiate, solicit, or knowingly facilitate or knowingly encourage any inquiries, discussions or requests or with respect to or the making of any proposal or offer that constitutes or would reasonably be expected to lead to an acquisition proposal and (2) provide access to the Company’s properties, books and records and non-public information to a party pursuant to an acceptable confidentiality agreement.

After the expiration of the Go Shop Period, the Company must comply with customary non-solicitation restrictions, except that the Company may continue to engage in discussions and negotiations with any Excluded Party. An “Excluded Party” is a party from which the Company received a written competing acquisition proposal during the Go Shop Period that the Board determined, before the later to occur of (x) three business days after receipt of the proposal and (y) May 10, 2021, would reasonably be expected to lead to a Superior Proposal (as defined in the Merger Agreement), provided that a party will cease to be an Excluded Party if either (A) at any time after the expiration of the Go Shop Period, no acquisition proposal made by such party is outstanding, or (B) the Company has not provided Parent with a notice of change of recommendation/termination stating that it intends to terminate the Merger Agreement to enter into a transaction with such party on or prior to the tenth (10th) business day following the expiration of the Go Shop Period.

Termination and Fees

Either the Company or Parent may terminate the Merger Agreement in certain circumstances, including if (1) the Merger is not completed by January 7, 2022, subject to a 90-day extension if all conditions have been satisfied (or are capable of being satisfied at closing) except for receipt of Required Governmental Approvals and/or existence of an injunction or order prohibiting the Merger, (2) if the stockholders meeting shall have been held and the stockholder approval shall not have been obtained, or (3) if the Merger is permanently enjoined by a governmental entity. Parent and the Company may also terminate the Merger Agreement by mutual written consent.

The Company is also entitled to terminate the Merger Agreement and receive a termination fee of $51,800 from Parent if (1) the Marketing Period for the debt financing has ended and all conditions to closing have been satisfied or waived, (2) Parent and Merger Sub fail to timely consummate the Merger, (3) the Company irrevocably confirms to Parent that it is ready, willing and able to consummate the Merger and remains so for 3 business days and (4) Parent and Merger Sub fail to effect the Merger during such 3 business day period.

If the Merger Agreement is terminated because (1) the Merger Agreement is terminated by Parent as a result of (a) entry by the Company into an alternative acquisition agreement with a third party or (b) a change of recommendation by the Company’s Board with respect to the Merger, or (2) the Merger Agreement is terminated by the Company in order to enter into a definitive agreement providing for a Superior Proposal, or (c) (x) the Merger Agreement is terminated as a result of (i) Closing not having occurred prior to the Termination Date, (ii) failure to obtain Stockholder Approval or (iii) the Company’s material breach of its non-solicitation obligations or other material uncured breach of its representations, warranties or covenants, (y) an acquisition proposal to acquire 50% or more of the Company has been made prior to such time, and (z) the Company consummates such an acquisition proposal within 12 months of termination or signs a definitive agreement for such an acquisition proposal that is later consummated, the termination fee payable by the Company to Parent will be $32,900; provided that a lower fee of $16,500 will apply if the Merger Agreement is terminated by the Company in order to enter into an alternative acquisition agreement with an Excluded Party that made a Superior Proposal.

Other Terms of the Merger Agreement

The Company has made customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants to use commercially reasonable efforts to conduct its business in all material respects in the ordinary course consistent with past practice during the period between the date of the Merger Agreement and the closing and to not engage in specified types of transactions during this period, subject to certain exceptions.

The parties have agreed to use reasonable best efforts to take all actions necessary to consummate the Merger, including cooperating to obtain antitrust clearance under the HSR Act, receipt of the Required Governmental Approvals (as defined in the Merger Agreement) and defending against any lawsuits challenging the Merger.

The Company intends to file and mail to its stockholders a Proxy Statement in connection with the proposed transaction.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Certain statements discussed in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally relate to our plans, estimates, objectives and expectations for future events, as well as projections, business trends and other statements that are not historical facts. Such forward-looking statements are subject to known and unknown risks and uncertainties, some of which are beyond our control, which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. With respect to the business and operations of ORBCOMM, these risks and uncertainties include but are not limited to: demand for and market acceptance of our products and services and our ability to successfully implement our business plan; our dependence on our subsidiary companies (Market Channel Affiliates (“MCAs”)) and third-party product and service developers and providers, distributors and resellers (Market Channel Partners (“MCPs”)) to develop, market and sell our products and services, especially in markets outside the United States; substantial losses we have incurred and may continue to incur; substantial competition in the telecommunications, Automatic Identification Service (“AIS”) data and industrial Internet of Things (“IoT”) industries; the inability to effect suitable investments, alliances and acquisitions or the inability to successfully integrate acquired businesses and systems; defects, errors or other insufficiencies in our products or services; failure to meet minimum service level commitments to certain of our customers; our dependence on significant customers for a substantial portion of our revenues, including key customers such as JB Hunt Transport Services, Inc., Caterpillar Inc., Komatsu Ltd., Carrier Corporation and Satlink S.L.; our ability to expand our business outside the United States and risks related to the economic, political and other conditions in foreign countries in which we do business; unanticipated domestic or foreign tax or fee liabilities; the possibility we will be required to collect certain taxes in jurisdictions where we have not historically done so; economic, political and other conditions; extreme events such as man-made or natural disasters, earthquakes, severe weather or other climate change-related events; our dependence on a limited number of manufacturers for many of our products and services; interruptions, discontinuations, slowdown or loss of the supply of subscriber communicators from our vendor Sanmina Corporation; legal proceedings; our reliance on intellectual property; increased regulatory restrictions and oversight; lack of in-orbit or other insurance for our ORBCOMM Generation 1 or ORBCOMM Generation 2 satellites; our reliance on third-party wireless network service providers to deliver existing and developing services in certain areas of our business; significant interruptions, discontinuation or loss of services provided by Inmarsat plc; risks related to the novel coronavirus (“COVID-19”) pandemic; inaccurate estimates in accounting or incorrect financial assumptions; significant operating risks related to our satellites due to various types of potential anomalies and potential impacts of space debris or other spacecrafts; the failure of our systems or reductions in levels of service due to technological malfunctions or deficiencies or other events outside of our control; difficulty upgrading or replacing aging hardware and software we use in operating our gateway earth stations and our customers’ subscriber communicators; technical or other difficulties with our gateway earth stations; security risks related to our networks, data processing systems and software systems and those of our third-party service providers; liabilities or additional costs as a result of laws, governmental regulations and evolving views of personal privacy rights; failure of our information technology systems; cybersecurity risks; the level of our indebtedness and the terms of the credit agreement for our $200.0 million term loan facility and our $50.0 million revolving credit facility, that could restrict our business activities or our ability to execute our strategic objectives or adversely affect our financial performance; risks related to an investment in our common stock, including volatility due to our quarterly performance; and the other risks described in our filings with the Securities and Exchange Commission (“SEC”). With respect to our pending merger transaction with GI Partners, these risks and uncertainties include but are not limited to: the risk that the merger transaction may not be consummated in a timely manner, if at all; the risk that the merger transaction may not be consummated as a result of buyer’s failure to comply with its covenants and that, in certain circumstances, we may not be entitled to a termination fee; the risk that the definitive merger agreement may be terminated in circumstances that require us to pay the buyer a termination fee; risks related to the diversion of management’s attention from our ongoing business operations; risks regarding the failure of the buyer to obtain the necessary financing to complete the merger transaction; the effect of the announcement of the merger transaction on our business relationships (including, without limitation, customers), operating results and business generally; risks related to obtaining the requisite consents to the merger transaction, including, without limitation, the timing (including possible delays) and receipt of regulatory approvals from governmental entities (including any conditions, limitations or restrictions placed on these approvals); and the risk that one or more governmental entities may deny approval. For more detail on these and other risks, please see our Annual Report on Form 10-K for the year ended December 31, 2020 (“Annual Report”), and other documents we file with the SEC. We undertake no obligation to publicly revise any forward-looking statements or cautionary factors, except as required by law.

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

On April 7, 2021, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with GI DI Orion Acquisition Inc. (“Parent”) and GI DI Orion Merger Sub Inc., a wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which, subject to the terms and conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving corporation and as a wholly-owned subsidiary of Parent. Parent and Merger Sub are affiliates of GI Partners (“GI Partners”). Pursuant to the Merger, our stockholders will receive $11.50 in cash per outstanding share of common stock. The parties expect the transaction to close in the second half of 2021. See “Note 15 – Subsequent Events” in our Notes to the Condensed Consolidated Financial Statements.

Critical Accounting Policies and Estimates

Our discussion and analysis of our results of operations, liquidity and capital resources are based on our condensed consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, accounts receivable, accounting for business combinations, goodwill, intangible assets, satellite network and other equipment, long-lived assets, capitalized development costs, income taxes, warranty costs, loss contingencies and the value of securities underlying stock-based compensation. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from our estimates and could have a significant adverse effect on our results of operations and financial position. For a discussion of our critical accounting policies and estimates, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report. There have been no material changes to our critical accounting policies during 2021.

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

The table below presents our revenues for the three months ended March 31, 2021 and 2020, together with the percentage of total revenue represented by each revenue category:

	Three Months Ended March 31,
(In thousands)	2021		2020
Service revenues	$37,750	59.3%	$40,524	61.2%
Product sales	25,945	40.7%	25,655	38.8%
	$63,695	100.0%	$66,179	100.0%

Total revenues for the three months ended March 31, 2021 and 2020 were $63.7 million and $66.2 million, respectively, a decrease of 3.8%.

Service revenues

	Three Months Ended March 31,		Change
(In thousands)	2021	2020	Dollars	%
Recurring service revenues	$36,241	$39,853	$(3,612)	(9.1)%
Other service revenues	1,509	671	838	124.9%
Total service revenues	$37,750	$40,524	$(2,774)	(6.8)%

We derive recurring service revenues from monthly fees from industrial IoT connectivity services that consist of subscriber-based, recurring monthly usage fees for each subscriber communicator or SIM activated for use on our satellite network, other satellite networks, and cellular wireless networks that we resell to our customers and AIS service revenues from subscription-based services supplying AIS data to customers and resellers. In addition, we derive recurring service revenues from extended warranty service agreements extending beyond the initial warranty period of typically one year, royalty fees from third parties for the use of our proprietary communications protocol recognized at a point in time when the third party notifies us of the units it has manufactured, and a unique serial number is assigned to each unit, and activations of subscriber communicators and SIMs. We derive other service revenues from installation services, fees from providing engineering, technical and management support services to customers and the sale of software licenses to our customers.

The decrease in recurring service revenues for the three months ended March 31, 2021, compared to the prior year period, was primarily due to the inclusion in the 2020 period of the remaining deferred revenues of approximately $1.9 million associated with the AT&T Services, Inc. contract, providing our services to Maersk Lines, which was recognized during the three months ended March

31, 2020 as an immaterial prior period adjustment, as well as decreases in usage in the 2021 period mainly due to the economic downturn in the oil and gas industry and heavy equipment customers.

As of March 31, 2021, we had approximately 2,276,000 billable subscriber communicators compared to approximately 2,203,000 billable subscriber communicators as of March 31, 2020, an increase of 3.3%.

Service revenue growth can be impacted by the customary lag between subscriber communicator activations and recognition of service revenue from these units, as well as the mix of new subscriber activations in the period.

Product sales

	Three Months Ended March 31,		Change
(In thousands)	2021	2020	Dollars	%
Product sales	$25,945	$25,655	$290	1.1%

We derive product revenues primarily from sales of industrial IoT subscriber communicators, including telematics devices, modems and cellular wireless SIMs to our resellers and direct customers, as well as through leasing arrangements of subscriber communicators.

Product revenues for the three months ended March 31, 2021 was relatively flat, compared to the prior year period.

Costs of revenues, exclusive of depreciation and amortization

	Three Months Ended March 31,		Change
(In thousands)	2021	2020	Dollars	%
Cost of services	$12,686	$13,081	$(395)	(3.0)%
Cost of product sales	19,610	17,281	2,329	13.5%

Cost of services is comprised of expenses to operate our network, such as payroll and related costs, including stock-based compensation, installation costs, and usage fees to third-party networks, but exclude depreciation and amortization discussed below. Cost of services were relatively flat for the three months ended March 31, 2021, compared to the prior year period.

Cost of product sales includes the purchase price of subscriber communicators and SIMs sold, costs of warranty obligations, and shipping charges, as well as operational costs to fulfill customer orders, including costs for employees and inventory management. The increase in cost of product sales for the three months ended March 31, 2021 was primarily due to the mix of product shipments during the period, specifically in the transportation industry, compared to the prior year period.

Selling, general and administrative expenses

	Three Months Ended March 31,		Change
(In thousands)	2021	2020	Dollars	%
Selling, general and administrative expenses	$17,265	$19,730	$(2,465)	(12.5)%

Selling, general and administrative (“SG&A”) expenses relate primarily to expenses for general management, sales and marketing, finance, audit and legal fees and general operating expenses. The decrease in SG&A expenses for the three months ended March 31, 2021, compared to the prior year period, was primarily due to reduced bad debt, as well as reduced travel and entertainment costs.

Product development expenses

	Three Months Ended March 31,		Change
(In thousands)	2021	2020	Dollars	%
Product development	$3,391	$3,820	$(429)	(11.2)%

Product development expenses consist primarily of the expenses associated with our engineering efforts, including the cost of third parties to support our current applications. Product development expenses for the three months ended March 31, 2021 decreased, compared to the prior year period, reflecting slightly lower employee costs and other operating expenses associated with our continued development of new solutions and services for our customers.

Depreciation and amortization

	Three Months Ended March 31,		Change
(In thousands)	2021	2020	Dollars	%
Depreciation and amortization	$12,232	$13,364	$(1,132)	(8.5)%

The decrease in depreciation and amortization for the three months ended March 31, 2021, compared to the prior year period, was primarily due to higher depreciation in the prior year period related to a one-time catch up related to assets placed into service in 2019.  Depreciation and amortization expense for the three months ended March 31, 2021 is primarily associated with our capitalized costs attributable to the design, development and enhancements of the products and services sold to our customers and our internally developed software.

Impairment loss – satellite network

	Three Months Ended March 31,		Change
(In thousands)	2021	2020	Dollars	%
Impairment loss - satellite network	$6,656	$—	$6,656	NM

In October 2018, we briefly lost communication with one ORBCOMM Generation 2 (“OG2”) satellite. This satellite remained under our operational control while our engineering team was developing new software in an attempt to regain this satellite’s messaging and/or AIS capability.  In November 2020, we again lost communication with this OG2 satellite and while we briefly regained communication with it in February 2021, we have not reestablished communication with this OG2 satellite since February 2021.

On April 27, 2021, the Company’s Audit Committee of the Board of Directors concluded, based on management’s recommendation and the information provided by the investigative team, that a non-cash impairment charge of $6.7 million should be recorded as a recognized subsequent event in accordance with Financial Accounting Standards Board  Accounting Standards Codification Topic 855 “Subsequent Events” to write off the net book value of this OG2 satellite in the three months ended March 31, 2021 and decreased satellite network and other equipment by $13.2 million and associated accumulated depreciation by $6.5 million to remove the assets as of March 31, 2021. The impairment charge is reflected in the accompanying condensed consolidated financial statements. No amount of the impairment charge represents a cash expenditure.

Acquisition-related and integration costs

	Three Months Ended March 31,		Change
(In thousands)	2021	2020	Dollars	%
Acquisition-related and integration costs	$588	$91	$497	546.2%

Acquisition-related and integration costs include professional services expenses and identifiable integration costs directly attributable to our acquisitions. The increase in acquisition-related and integration costs relates to expenses associated with the pending Merger Agreement as described in “Note 15 – Subsequent Events” in our Notes to the Condensed Consolidated Financial Statements.

Other income (expense)

Other income (expense) is comprised primarily of interest expense, foreign exchange gains and losses and interest income related to capital leases and from our cash and cash equivalents, which can consist of U.S. Treasuries and interest-bearing instruments.

	Three Months Ended March 31,		Change
(In thousands)	2021	2020	Dollars	%
Interest income	$237	$416	$(179)	(43.0)%
Other income (expense)	996	(266)	1,262	NM
Interest expense	(2,228)	(5,246)	3,018	(57.5)%
Total other expense	$(995)	$(5,096)	$4,101	(80.5)%

The decrease in other expense for the three months ended March 31, 2021, compared to the prior year period, was primarily due to lower interest expense due to the lower debt balance under our Credit Agreement, as described below, and increases in other income in 2021, related to foreign currency gains.  We believe our foreign exchange exposure is limited as a majority of our revenue is collected in U.S. dollars.

Income taxes

For the three months ended March 31, 2021, our income tax expense was $0.7 million, compared to $0.6 million for the prior year period. The increase in the income tax provision for the three months ended March 31, 2021 primarily related to an increase in taxable non-U.S. earnings before income taxes, when compared to the prior year period.

As of March 31, 2021 and 2020, we maintained a valuation allowance against our net deferred tax assets primarily attributable to operations in the United States, as the realization of such assets was not considered more likely than not.

Net loss

For the three months ended March 31, 2021, we had a net loss of $10.4 million, compared to a net loss of $6.8 million in the prior year period, primarily due to the satellite impairment, offset, in part, by decreased SG&A costs, as described above.

Noncontrolling interests

Noncontrolling interests relate to earnings and losses attributable to noncontrolling shareholders.

Net loss attributable to ORBCOMM Inc.

For the three months ended March 31, 2021, we had a net loss attributable to our Company of $10.6 million, compared to a net loss of $7.0 million in the prior year period.

For the three months ended March 31, 2021, the net loss attributable to our common stockholders considers dividends of less than $0.1 million paid in shares of the Series A convertible preferred stock.

Liquidity and Capital Resources

Overview

Our liquidity requirements arise from our working capital needs, our obligation to make scheduled payments of interest on our indebtedness and our need to fund growth initiatives and make capital expenditures to support our current operations and to facilitate growth and expansion. We have financed our operations and expansion with cash flows from operating activities, bank debt, sales of our common stock through public offerings and private placements of debt. As of March 31, 2021, we had an accumulated deficit of $255.5 million. Our primary source of liquidity consists of cash and cash equivalents totaling $38.3 million on March 31, 2021 and $30.0 million remaining under our Revolving Facility under the Credit Agreement, available for use for working capital and general business purposes, which we believe will be sufficient to provide working capital, make interest payments and make capital expenditures to support operations and facilitate growth and expansion for the next twelve months.

During the quarter ended June 30, 2020, we received proceeds from a loan in the amount of $7.6 million (the “PPP Loan”) from JPMorgan Chase Bank, N.A. (“JPMorgan Chase”), as lender, pursuant to the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). We believe that we qualified to apply for and receive the PPP Loan pursuant to the PPP under the provisions of the CARES Act and the Small Business Administration (“SBA”) guidance in effect at that time. In light of our entering into the amendment to our revolving credit facility described below under “—Future Liquidity and Capital Resource Requirements” to provide us with access to additional liquidity, our improved outlook on our ability to generate cash from operations in the quarter ended June 30, 2020, and the evolving requirements and new guidance issued by the SBA subsequent to our receipt of the PPP Loan, we repaid the full amount of the PPP Loan proceeds received and any accrued interest on June 25, 2020. The PPP Loan was prepayable at any time prior to the maturity date without any prepayment penalties.

Operating activities

Cash provided by our operating activities for the three months ended March 31, 2021 was $6.7 million, resulting from a net loss of $10.4 million, offset by non-cash items including $12.2 million for depreciation and amortization, $6.7 million for an impairment loss on our satellite network and $1.8 million for stock-based compensation. Working capital activities for the three months ended March 31, 2021 used cash of $3.3 million, primarily due to an increase of $4.3 million in accounts receivable related to timing of receivables and an increase in prepaid expenses and other current assets of $3.3 million, offset, in part, by an increase of $3.1 million in accounts payable and accrued liabilities primarily related to timing of payments, an increase in deferred revenue of $0.9 million and a decrease in inventories of $1.0 million.

Cash provided by our operating activities for the three months ended March 31, 2020 was $8.2 million, resulting from a net loss of $6.8 million, offset by non-cash items including $13.4 million for depreciation and amortization and $1.7 million for stock-based compensation. Working capital activities for the three months ended March 31, 2020 used cash of $2.2 million, primarily due to a decrease of $3.2 million in accounts payable and accrued liabilities primarily related to timing of payments, a decrease in deferred revenue of $1.0 million and an increase in inventories of $0.6 million, offset, in part, by a decrease of $2.4 million in prepaid expenses and other assets and a decrease of $0.8 million in accounts receivable related to timing of receivables.

Investing activities

Cash used in our investing activities for the three months ended March 31, 2021 was $5.7 million, resulting from capital expenditures and, to a lesser degree, to our subscription model during the period.

Cash used in our investing activities for the three months ended March 31, 2020 was $4.8 million, resulting from capital expenditures during the period.

Financing activities

Cash used in financing activities for the three months ended March 31, 2021 was $2.5 million, due to repayments on our Term Facility, as described below.

Cash provided by financing activities for the three months ended March 31, 2020 was $12.5 million, due to proceeds of $15.0 million received from our Revolving Credit Facility under our Revolving Credit Agreement, offset, in part, by payments of $2.5 million for purchases of common stock under our share repurchase program.

Future Liquidity and Capital Resource Requirements

We believe that our existing cash and cash equivalents, along with expected cash flows from operating activities and funds available under our Revolving Facility described below (subject to applicable covenant limitations), will be sufficient to provide working capital, make interest payments and fund growth initiatives and make capital expenditures to support operations and facilitate growth and expansion for the next twelve months. We continuously evaluate our capital structure to ensure the most appropriate and optimal structure and may, from time to time, retire, repurchase, exchange, or redeem outstanding indebtedness or common stock, issue new equity or debt securities or enter into new lending arrangements if conditions warrant. Any repurchases or exchanges, will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

Credit Agreement and Security Agreement

On December 2, 2020, we and certain of our subsidiaries entered into a senior secured Amended and Restated Credit Agreement (the “Credit Agreement”) with JPMorgan Chase, as administrative agent and collateral agent, and with the other lenders thereto (the “Lenders”), in connection with the refinancing of our $250.0 million aggregate principal amount of 8.0% Senior Secured Notes due 2024 (the “Senior Secured Notes”). The Credit Agreement superseded and replaced our prior credit agreement providing for a $25.0 million revolving credit facility. Pursuant to the Credit Agreement, the Lenders provided a senior revolving credit facility in an aggregate amount of up to $50.0 million (the “Revolving Facility”) and a senior term loan facility in the aggregate amount of $200.0 million (the “Term Facility,” and together with the Revolving Facility, collectively the “Facilities”). The proceeds of the Facilities, along with cash on hand, were used to redeem all $220.0 million outstanding principal amount of our Senior Secured Notes and pay certain related fees, expenses and accrued interest.

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

On December 2, 2020, we redeemed all $220.0 million outstanding principal amount of our Senior Secured Notes at a price equal to (a) 104% of the principal amount of the Senior Secured Notes being redeemed plus (b) accrued and unpaid interest, resulting in a call premium fee of $8.8 million and an additional expense associated with the remaining unamortized debt issuance cost of $2.9 million. On December 2, 2020, we borrowed $200.0 million under the Term Facility and $20.0 million under the Revolving Facility to fund, in part, the redemption of the Senior Secured Notes.

On March 31, 2021, we had $197.5 million outstanding under the Term Facility and $20.0 million outstanding under the Revolving Facility. As of March 31, 2021, we were in compliance with all financial covenants under the Credit Agreement.

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

The following table reconciles our net loss attributable to ORBCOMM Inc. to EBITDA and Adjusted EBITDA for the periods shown:

	Three Months Ended March 31,
(In thousands)	2021	2020
Net loss attributable to ORBCOMM Inc.	$(10,562)	$(6,975)
Income tax expense	663	553
Interest income	(237)	(416)
Interest expense	2,228	5,246
Depreciation and amortization	12,232	13,364
EBITDA	4,324	11,772
Stock-based compensation	1,761	1,679
Net income attributable to noncontrolling interests	171	138
Impairment loss - satellite network	6,656	—
Acquisition-related and integration costs	588	91
Adjusted EBITDA	$13,500	$13,680

For the three months ended March 31, 2021, compared to the prior year period, EBITDA decreased $7.4 million, while net loss attributable to ORBCOMM Inc. increased $3.6 million, reflective of the impairment loss on our OG2 satellite incurred during the three months ended March 31, 2021. For the three months ended March 31, 2021, compared to the prior year period, EBITDA decreased $7.4 million, while Adjusted EBITDA decreased $0.2 million, primarily due to the impairment loss impact on EBITDA in the 2021 period.

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

The following tables reconcile GAAP Service Gross Margin to Non-GAAP Service Gross Margin and GAAP Product Gross Margin to Non-GAAP Product Gross Margin for the periods shown:

	Three Months Ended March 31,
(In thousands, except margin data)	2021	2020
Service revenues	$37,750	$40,524
Minus - Cost of services, including depreciation and amortization expense	17,073	17,360
GAAP Service gross profit	$20,677	$23,164
Plus - Depreciation and amortization expense	4,387	4,279
Non-GAAP Service gross profit	$25,064	$27,443
GAAP Service gross margin	54.8%	57.2%
Non-GAAP Service gross margin	66.4%	67.7%

	Three Months Ended March 31,
(In thousands, except margin data)	2021	2020
Product sales	$25,945	$25,655
Minus - Cost of product sales, including depreciation and amortization expense	19,961	17,791
GAAP Product gross profit	$5,984	$7,864
Plus - Depreciation and amortization expense	351	510
Non-GAAP Product gross profit	$6,335	$8,374
GAAP Product gross margin	23.1%	30.7%
Non-GAAP Product gross margin	24.4%	32.6%

GAAP Service Gross Margin, inclusive of depreciation and amortization expense, was 54.8% in the first quarter of 2021, compared to 57.2% in the prior year period. Non-GAAP Service Gross Margin, excluding depreciation and amortization expense, was 66.4% in the first quarter of 2021, compared to 67.7% in the prior year period. The year-over-year decline was primarily due to $1.9 million of deferred service revenue recognized in the first quarter of 2020 and, to a lesser extent, a larger number of installations that occurred in the first quarter of 2021 at relatively low margins.

GAAP Product Gross Margin, inclusive of depreciation and amortization expense, was 23.1% in the first quarter of 2021, compared to 30.7% in the prior year period. Non-GAAP Product Gross Margin was 24.4% in the first quarter of 2021, compared to 32.6% in the prior year period. The year-over-year decline was largely due to a mix of lower margin product sales and, to a lesser extent, higher component costs because of the global supply shortage and higher indirect costs.

Contractual Obligations

As of March 31, 2021, there have been no material changes in our contractual obligations previously disclosed in our Annual Report.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

As of March 31, 2021, there have been no material changes in our assessment of our sensitivity to market risk, as previously disclosed in Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risks” in our Annual Report.

Concentration of Credit Risk

One customer, Carrier Global Corporation, generated 12.7% of the Company’s total revenues for the three months ended March 31, 2021. There were no customers who generated greater than 10% of the Company’s total revenues for the three months ended March 31, 2020.

Item 4. Disclosure Controls and Procedures

Evaluation of the Company’s Disclosure Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of March 31, 2021. Based on their evaluation, the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2021.

Changes in Internal Control over Financial Reporting

We reviewed our internal control over financial reporting as of March 31, 2021. There have been no changes in our internal control over financial reporting identified in an evaluation thereof that occurred during the three months ended March 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report, which could materially affect our business, financial condition or results of operations. In the first quarter of 2021, we identified the following additional risk factors related to the pending acquisition of the Company:

Risks Related to the Pending Acquisition of the Company

Our failure to consummate the Merger may negatively impact the market price of shares of our common stock, as well as our future business opportunities and our business, financial condition and financial results.

If the Merger is not consummated for any reason, including any of the reasons described further below, our ongoing business and financial results would be subject to a number of risks, including:

•	negative reactions from analysts, media and the financial markets;
•	reactions from our customers, who may seek alternative suppliers, or our employees, who may seek alternative employment opportunities;
•	payment of termination fees and other costs relating to the Merger;
•

diversion of management attention from our ongoing business operations, which may adversely affect our day-to-day operations and ability to take advantage of new opportunities that may have been beneficial to us as an independent company; and

•	litigation related to the Merger or our failure to perform our obligations under the Merger Agreement.

If the Merger is not consummated and any of these risks materialize, our business, financial condition, financial results and market price of shares of our common stock may be materially and adversely affected.

The Merger Agreement restricts us, without the consent of Parent, from making certain acquisitions and investments, accessing the debt and capital markets, entering into certain contracts, increasing the compensation or severance benefits of directors, officers, independent contractors or employees, and from taking other specified actions until the proposed Merger occurs or the Merger Agreement terminates. The restrictions may prevent us from pursuing otherwise attractive business opportunities and taking other actions with respect to our business that we may consider advantageous.

We have incurred, and will continue to incur, significant costs, expenses, and fees for professional services and other transaction costs in connection with the proposed Merger. Many of the fees and costs will be payable by us even if the Merger is not completed.

The consummation of the Merger may be delayed and Parent may terminate the Merger Agreement in certain circumstances, some of which are outside of our control.

Completion of the Merger is subject to customary closing conditions, including (1) the adoption of the Merger Agreement by an affirmative vote of the holders of a majority of the voting power of the outstanding ORBCOMM stock entitled to vote thereon, (2) the expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), (3) the absence of an order, injunction or law prohibiting the Merger, (4) the receipt of approval of the Committee on Foreign Investment in the United States, (5) the consent to the transfer of control of the Company’s communications licenses by the Federal Communications Commission, (6) the receipt of certain other Required Governmental Approvals (as defined in the Merger Agreement) from Foreign Telecommunication Regulators and non-U.S. Governmental Entities relating to investment and national security approvals, (7) the accuracy of the other party’s representations and warranties, subject to certain materiality standards set forth in the Merger Agreement, (8) compliance in all material respects with the other party’s obligations under the Merger Agreement and (9) no Company Material Adverse Effect (as defined in the Merger Agreement) having occurred since the date of the Merger Agreement.

Either we or Parent may terminate the Merger Agreement in certain circumstances, including if (1) the Merger is not completed by January 7, 2022, subject to a 90-day extension if all conditions have been satisfied (or are capable of being satisfied at closing) except for receipt of Required Governmental Approvals and/or existence of an injunction or order prohibiting the Merger, (2) if the stockholders meeting shall have been held and the stockholder approval shall not have been obtained, or (3) if the Merger is permanently enjoined by a governmental entity. We and Parent may also terminate the Merger Agreement by mutual written consent.

We are also entitled to terminate the Merger Agreement and receive a termination fee of $51.8 million from Parent if (1) the marketing period for the debt financing has ended and all conditions to closing have been satisfied or waived, (2) Parent and Merger Sub fail to timely consummate the Merger, (3) we irrevocably confirm to Parent that we are ready, willing and able to consummate the Merger and remains so for 3 business days and (4) Parent and Merger Sub fail to effect the Merger during such 3 business day period. In addition, if the Merger Agreement is terminated in certain circumstances, we could be required to pay Parent a termination fee equal to $32.9 million, or $16.5 million with respect to a termination in connection with certain proposals received from parties contacted in the Merger Agreement’s go-shop period.

Parent has obtained equity financing and debt financing commitments for the purpose of financing the transactions contemplated by the Merger Agreement, refinancing certain existing indebtedness of the Company and its subsidiaries, and paying related fees and expenses. Although obtaining this financing is not a condition to any of Parent’s or Merger Sub’s obligations under the Merger Agreement, any failure to obtain such financing could delay the completion of the Merger.

Delays in the completion of the Merger, including due to Parent’s failure to obtain the necessary financing to complete the Merger, could, among other things, result in additional transaction costs, loss of revenue or other negative effects associated with uncertainty about completion of the Merger and could materially and adversely affect our business, financial condition, financial results and stock price.

As of March 31, 2021, there have been no other material changes in the risk factors previously disclosed in Part I, Item 1A, “Risk Factors” in our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are being filed with or incorporated by reference in this Quarterly Report on Form 10-Q:

2.1

Agreement and Plan of Merger by and among the Company, GI DI Orion Acquisition Inc, GI DI Orion Merger Sub Inc, dated as of April 7, 2021, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 12, 2021, is incorporated herein by reference.†

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

31.1	Certification of President and Chief Executive Officer required by Rule 13a-14(a).

31.2	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a).

32.1	Certification of President and Chief Executive Officer required by Rule 13a-14(b) and 18 U.S.C. Section 1350.

32.2	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(b) and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document – The Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104.	Inline Cover Page Interactive Data File – The Cover Page Interactive Data File does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

†

Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act, for any schedules so furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORBCOMM Inc. (Registrant)

Date: April 29, 2021	/s/ Marc J. Eisenberg
Marc J. Eisenberg
President and Chief Executive Officer
(Principal Executive Officer)

Date: April 29, 2021	/s/ Constantine Milcos
Constantine Milcos
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)