Form 10-Q
period 2021-06-30
ORBCOMM Inc.
filed 2021-08-03
CIK 1361983

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

The number of shares outstanding of the registrant’s common stock as of July 29, 2021 is 79,656,255.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ORBCOMM Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value and share data)

	June 30,
	2021	December 31,
	(Unaudited)	2020
ASSETS
Current assets:
Cash and cash equivalents	$29,646	$40,384
Accounts receivable, net of allowance for doubtful accounts of $7,041 and $8,209, respectively	48,627	51,199
Inventories	26,283	29,987
Prepaid expenses and other current assets	15,303	14,592
Total current assets	119,859	136,162
Satellite network and other equipment, net	116,254	127,537
Goodwill	166,129	166,129
Intangible assets, net	54,336	60,559
Other assets	21,722	20,200
Deferred income taxes	256	258
Total assets	$478,556	$510,845
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$15,588	$14,323
Accrued liabilities	29,012	31,907
Current portion of notes payable	12,500	10,000
Current portion of deferred revenue	5,470	5,238
Total current liabilities	62,570	61,468
Note payable - related party	1,352	1,400
Notes payable, net of unamortized deferred issuance costs	189,713	206,897
Deferred revenue, net of current portion	4,636	4,158
Deferred tax liabilities	12,731	13,413
Other liabilities	13,729	14,094
Total liabilities	284,731	301,430
Commitments and contingencies
Equity:
ORBCOMM Inc. stockholders' equity
Series A Convertible Preferred Stock, par value $0.001; 1,000,000 shares authorized; 43,530 and 40,624 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	435	406
Common stock, par value $0.001; 250,000,000 shares authorized; 79,650,953 and 78,183,806 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	80	78
Additional paid-in capital	455,325	451,327
Accumulated other comprehensive (loss) income	(538)	1,021
Accumulated deficit	(263,114)	(244,882)
Total ORBCOMM Inc. stockholders' equity	192,188	207,950
Noncontrolling interests	1,637	1,465
Total equity	193,825	209,415
Total liabilities and equity	$478,556	$510,845

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ORBCOMM Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Service revenues	$37,542	$38,429	$75,292	$78,953
Product sales	28,386	18,303	54,331	43,958
Total revenues	65,928	56,732	129,623	122,911
Cost of revenues, exclusive of depreciation and amortization shown below:
Cost of services	12,783	12,559	25,469	25,640
Cost of product sales	22,525	13,211	42,135	30,492
Operating expenses:
Selling, general and administrative	17,706	17,474	34,971	37,204
Product development	3,218	2,784	6,609	6,604
Depreciation and amortization	11,728	12,409	23,960	25,773
Impairment loss - satellite network	—	—	6,656	—
Acquisition-related and integration costs	2,653	111	3,241	202
Loss from operations	(4,685)	(1,816)	(13,418)	(3,004)
Other income (expense):
Interest income	167	265	404	681
Other (expense) income	(121)	(234)	875	(500)
Interest expense	(2,192)	(5,410)	(4,420)	(10,656)
Total other expense	(2,146)	(5,379)	(3,141)	(10,475)
Loss before income taxes	(6,831)	(7,195)	(16,559)	(13,479)
Income tax expense (benefit)	778	(554)	1,441	(1)
Net loss	(7,609)	(6,641)	(18,000)	(13,478)
Less: Net income attributable to noncontrolling interests	32	29	203	167
Net loss attributable to ORBCOMM Inc.	$(7,641)	$(6,670)	$(18,203)	$(13,645)
Net loss attributable to ORBCOMM Inc. common stockholders	$(7,658)	$(6,670)	$(18,232)	$(13,645)
Per share information-basic:
Net loss attributable to ORBCOMM Inc. common stockholders	$(0.10)	$(0.09)	$(0.23)	$(0.17)
Per share information-diluted:
Net loss attributable to ORBCOMM Inc. common stockholders	$(0.10)	$(0.09)	$(0.23)	$(0.17)
Weighted average common shares outstanding:
Basic	79,547	78,071	79,311	78,192
Diluted	79,547	78,071	79,311	78,192

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ORBCOMM Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(7,609)	$(6,641)	$(18,000)	$(13,478)
Other comprehensive income (loss) - foreign currency translation adjustments	318	245	(1,590)	308
Other comprehensive income (loss)	318	245	(1,590)	308
Comprehensive loss	(7,291)	(6,396)	(19,590)	(13,170)
Less: Comprehensive income attributable to noncontrolling interests	(45)	(43)	(172)	(138)
Comprehensive loss attributable to ORBCOMM Inc.	$(7,336)	$(6,439)	$(19,762)	$(13,308)

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ORBCOMM Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(18,000)	$(13,478)
Adjustments to reconcile net loss to net cash provided by operating activities:
Change in allowance for doubtful accounts	(45)	3,033
Amortization and write-off of deferred financing fees	316	388
Depreciation and amortization	23,960	25,773
Impairment loss - satellite network	6,656	—
Stock-based compensation	3,248	3,150
Foreign exchange (gain) loss	(1,017)	338
Deferred income taxes	(637)	(464)
Other	1,266	1,109
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	2,453	9,345
Inventories	3,706	1,592
Prepaid expenses and other assets	(2,940)	1,840
Accounts payable and accrued liabilities	(1,715)	(9,416)
Deferred revenue	715	(1,313)
Other liabilities	(1,331)	(1,113)
Net cash provided by operating activities	16,635	20,784
Cash flows from investing activities:
Capital expenditures	(10,242)	(10,517)
Capital expenditures associated with the subscription model	(2,376)	(217)
Net cash used in investing activities	(12,618)	(10,734)
Cash flows from financing activities:
Purchases of common stock under share repurchase program	—	(2,527)
Principal payments of long-term debt	(5,000)	—
Payments under revolving credit facility	(10,000)	(15,000)
Proceeds from revolving credit facility	—	15,000
Payments under the Paycheck Protection Program	—	(7,588)
Proceeds from the Paycheck Protection Program	—	7,588
Proceeds from issuance of common stock under employee stock purchase plan	533	430
Net cash used in financing activities	(14,467)	(2,097)
Effect of exchange rate changes on cash and cash equivalents	(288)	144
Net (decrease) increase in cash and cash equivalents	(10,738)	8,097
Beginning of period	40,384	54,258
End of period	$29,646	$62,355
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$4,093	$10,000
Income taxes	$1,728	$2,745
Supplemental schedule of noncash investing and financing activities:
Noncash investing and financing activities:
Capital expenditures incurred not yet paid	$1,326	$1,446
Stock-based compensation related to capital expenditures	$237	$247
Series A convertible preferred stock dividend paid in kind	$29	$—
Common stock issued as form of payment for MPUs	$352	$—

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ORBCOMM Inc.

Condensed Consolidated Statements of Changes in Equity

Three Months Ended June 30, 2021 and 2020

(in thousands, except share data)

(Unaudited)

						Accumulated
	Series A convertible				Additional	other
	Preferred stock		Common stock		paid-in	comprehensive	Accumulated	Treasury stock		Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	income (loss)	deficit	Shares	Amount	interests	equity
Balances, April 1, 2021	41,844	$418	79,439,807	$79	$453,379	$(843)	$(255,456)	—	$—	$1,592	$199,169
Vesting of restricted stock units	—	—	4,000	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	1	1,413	—	—	—	—	—	1,414
Issuance of common stock under employee stock purchase plan	—	—	101,732	—	533	—	—	—	—	—	533
Exercise of SARs	—	—	105,414	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	(7,641)	—	—	32	(7,609)
Series A convertible preferred stock dividend	1,686	17	—	—	—	—	(17)	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	—	305	—	—	—	13	318
Balances, June 30, 2021	43,530	$435	79,650,953	$80	$455,325	$(538)	$(263,114)	—	$—	$1,637	$193,825
Balances, April 1, 2020	40,624	$406	78,525,184	$78	$449,431	$(907)	$(217,917)	836,904	$(2,502)	$1,401	$229,990
Vesting of restricted stock units	—	—	98,018	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,549	—	—	—	—	—	1,549
Issuance of common stock under employee stock purchase plan	—	—	166,580	—	430	—	—	—	—	—	430
Common stock repurchased and retired under share repurchase program	—	—	(836,904)	—	(2,502)	—	—	(836,904)	2,502	—
Net income (loss)	—	—	—	—	—	—	(6,670)	—	—	29	(6,641)
Foreign currency translation adjustments	—	—	—	—	—	231	—	—	—	14	245
Balances, June 30, 2020	40,624	$406	77,952,878	$78	$448,908	$(676)	$(224,587)	—	$—	$1,444	$225,573

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ORBCOMM Inc.

Condensed Consolidated Statements of Changes in Equity

Six Months Ended June 30, 2021 and 2020

(in thousands, except share data)

(Unaudited)

						Accumulated
	Series A convertible				Additional	other
	Preferred stock		Common stock		paid-in	comprehensive	Accumulated	Treasury stock		Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	income (loss)	deficit	Shares	Amount	interests	equity
Balances, January 1, 2021	40,624	$406	78,183,806	$78	$451,327	$1,021	$(244,882)	—	$—	$1,465	$209,415
Vesting of restricted stock units	—	—	1,163,796	2	—	—	—	—	—	—	2
Stock-based compensation	—	—	—	—	3,113	—	—	—	—	—	3,113
Issuance of common stock under employee stock purchase plan	—	—	101,732	—	533	—	—	—	—	—	533
Common stock issued as payment for MPUs	—	—	47,404	—	352	—	—	—	—	—	352
Exercise of SARs	—	—	154,215	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	(18,203)	—	—	203	(18,000)
Series A convertible preferred stock dividend	2,906	29	—	—	—	—	(29)	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	—	(1,559)	—	—	—	(31)	(1,590)
Balances, June 30, 2021	43,530	$435	79,650,953	$80	$455,325	$(538)	$(263,114)	—	$—	$1,637	$193,825
Balances, January 1, 2020	40,624	$406	78,062,451	$78	$447,681	$(1,013)	$(210,942)	—	$—	$1,306	$237,516
Vesting of restricted stock units	—	—	519,660	1	—	—	—	—	—	—	1
Stock-based compensation	—	—	—	—	3,323	—	—	—	—	—	3,323
Issuance of common stock under employee stock purchase plan	—	—	166,580	—	430	—	—	—	—	—	430
Common stock repurchased and retired under share repurchase program	—	—	(836,904)	(1)	(2,526)	—	—	—	—	—	(2,527)
Exercise of SARs	—	—	41,091	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	(13,645)	—	—	167	(13,478)
Foreign currency translation adjustments	—	—	—	—	—	337	—	—	—	(29)	308
Balances, June 30, 2020	40,624	$406	77,952,878	$78	$448,908	$(676)	$(224,587)	—	$—	$1,444	$225,573

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to SEC rules. These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The accompanying financial statements are unaudited and, in the opinion of management, include all adjustments (including normal recurring accruals) necessary for a fair presentation of the consolidated financial position, results of operations, comprehensive income and cash flows for the periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. The financial statements include the accounts of the Company, its wholly-owned and majority-owned subsidiaries, and investments in variable interest entities in which the Company is determined to be the primary beneficiary. All significant intercompany accounts and transactions have been eliminated in consolidation. The portions of majority-owned subsidiaries that the Company does not own are reflected as noncontrolling interests on the condensed consolidated balance sheets.

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

Although the Company owns interests in companies that it accounts for pursuant to the equity method, the investments in those entities had no carrying value as of June 30, 2021 and December 31, 2020. The Company has no guarantees or other funding obligations to those entities and the Company had no equity in the earnings or losses of those investees for the quarters and six months ended June 30, 2021 and 2020.

Acquisition-Related and Integration Costs

Acquisition-related and integration costs include professional services expenses and identifiable integration costs directly attributable to acquisitions and the planned merger, as described in “Note 15 – Merger Transaction.”

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

Service revenues derived from usage fees are generally based upon the data transmitted by a customer, the overall number of subscriber communicators and/or SIMs activated by each customer, and whether the Company provides services through its value-added portal. Using the output method, these service revenues are recognized over time, as services are rendered, or at a point in time, based on the contract terms. AIS service revenues are generated over time from monthly subscription-based services supplying AIS data services to government and commercial customers worldwide, using the output method. Revenues from the activation of both subscriber communicators and SIMs are initially recorded as deferred revenues and are thereafter recognized on a ratable basis using a time-based output method, generally over three years, the estimated life of the subscriber communicator. Revenues from separately-priced extended warranty service agreements extending beyond the initial warranty period of typically one year, are initially recorded as deferred revenues and are thereafter recognized on a ratable basis using a time-based output method, generally over two to five years.

The Company earns other service revenues from installation services and engineering, technical and management support services. Revenues generated from installation services are recognized at a point in time when the services are completed. Revenues generated from engineering, technical and management support services to customers are recognized over time as the services are provided. The Company also generates other service revenues through the sale of software licenses to its customers, which are recognized at a point in time when the license is provided to the customer.

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

Amounts received prior to the performance of services under customer contracts are recognized as deferred revenues and revenue recognition is deferred until such time that all revenue recognition criteria have been met. Deferred revenue as of June 30, 2021 and December 31, 2020 consisted of the following:

	June 30,	December 31,
	2021	2020
Service activation fees	$2,165	$2,094
Prepaid services	6,798	6,123
Extended warranty revenues	1,143	1,179
	10,106	9,396
Less current portion	(5,470)	(5,238)
Long-term portion	$4,636	$4,158

During the quarter and six months ended June 30, 2021, the Company recognized revenue of $1,126 and $3,119 which was included as deferred revenue as of December 31, 2020, respectively.

During 2019, the Company was notified that its program with Maersk Lines, through its contract with AT&T Services, Inc., would expire on December 31, 2019. The remaining deferred revenues of approximately $1,900 associated with this contract was recognized during the six months ended June 30, 2020 as an immaterial prior period adjustment. The contract was assumed as part of the WAM Technologies, LLC acquisition in 2015.

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

The following table summarizes the components of revenue from contracts with customers, as well as revenue recognized under ASC 842:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue from contracts with customers:
Recurring service revenues	$36,355	$37,006	$72,596	$76,859
Other service revenues	1,187	1,423	2,696	2,094
Total service revenues	37,542	38,429	75,292	78,953
Product sales	27,811	17,601	51,996	43,050
Total revenue from contracts with customers	65,353	56,030	127,288	122,003
Revenue recognized under ASC 842	575	702	2,335	908
Total revenues	$65,928	$56,732	$129,623	$122,911

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

If an arrangement provided to a customer has a significant and incremental discount on future revenue, such material right is considered a performance obligation and a proportionate amount of the discount would be allocated to each element based on the relative stand-alone selling price of each element, regardless of the discount. The Company has determined that arrangements provided to its customers do not include significant and incremental discounts.

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

The fair value of the note payable - related party, $1,352 book value as of June 30, 2021, had a de minimis value.

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

One customer, Carrier Global Corporation, generated 11.4% and 12.0%, of the Company’s consolidated total revenues for the quarter and six months ended June 30, 2021, respectively. There were no customers who generated revenues greater than 10% of the Company’s consolidated total revenues for the quarter and six months ended June 30, 2020.

One customer, Carrier Global Corporation, generated 11.3% and 10.8% of the Company’s consolidated accounts receivable as of June 30, 2021 and December 31, 2020, respectively.

The Company is dependent on one vendor, Sanmina Corporation (“Sanmina”), a contract manufacturer with significant operations in Mexico, for the manufacture of subscriber communicators that the Company designs and sells. For the quarters ended June 30, 2021 and 2020, approximately $22,057 (or 77.7%) and $16,902 (or 92.3%) respectively, of the Company’s product sales was generated from the sale of the Company’s core products produced by Sanmina. For the six months ended June 30, 2021 and 2020, approximately $44,491 (or 81.9%) and $38,894 (or 88.5%) respectively, of the Company’s product sales were generated from the sale of the Company’s core products produced by Sanmina.

As of June 30, 2021, the Company did not maintain in-orbit insurance coverage for its ORBCOMM Generation 1 or ORBCOMM Generation 2 (“OG2”) satellites to address the risk of potential systemic anomalies, failures or catastrophic events affecting its satellite constellation.

Inventories

Inventories are stated at the lower of cost or net realizable value, determined on a weighted-average cost basis. At June 30, 2021 and December 31, 2020, inventory, net of inventory obsolescence, consisted primarily of finished goods and purchased parts to be utilized by its contract manufacturer totaling $20,565 and $23,529, respectively, and raw materials totaling $5,718 and $6,458, respectively. The Company reviews inventory quantities on hand, evaluates the realizability of inventories and adjusts the carrying value, as necessary, based on forecasted product demand. A provision, recorded in cost of product sales on the Company’s condensed consolidated statements of operations, is made for potential losses on slow-moving and obsolete inventories when identified.

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

If a satellite were to fail while in-orbit, the resulting loss would be charged to expense in the period it is determined that the satellite is not recoverable. An impairment loss of $6,656 related to one of the Company’s OG2 satellites was recorded in the six months ended June 30, 2021. Refer to “Note 5 – Satellite Network and Other Equipment, Net” for more information.

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

Warranty coverage that includes additional services, such as repairs and maintenance of the product is treated as a separate performance obligation and the related warranty and repairs/maintenance costs are recorded as incurred.

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

3. Stock-Based Compensation

On April 20, 2021, the stockholders of the Company approved the ORBCOMM Inc. Amended and Restated 2016 Long-Term Incentives Plan (the “Amended 2016 LTIP”). The Amended 2016 LTIP replaces the Company’s 2016 Long-Term Incentive Plan (the “2016 LTIP”). The number of shares authorized for delivery under the Amended 2016 LTIP is 8,215,099 shares, including 490,099 shares that remained available under the 2016 LTIP as of March 1, 2021, plus any shares previously subject to awards under the 2016 LTIP that are cancelled or forfeited, or lapse unexercised since that date. As of June 30, 2021, there were 8,537,056 shares available for grant under the Amended 2016 LTIP.

Total stock-based compensation recorded by the Company for the quarters ended June 30, 2021 and 2020 was $1,487 and $1,471, respectively, and for the six months ended June 30, 2021 and 2020 was $3,248 and $3,150, respectively. Total capitalized stock-based compensation for the quarters ended June 30, 2021 and 2020 was $142 and $134, respectively, and for the six months ended June 30, 2021 and 2020 was $237 and $247, respectively.

The following table summarizes the components of stock-based compensation expense on the condensed consolidated statements of operations for the quarters and six months ended June 30, 2021 and 2020:

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Cost of services	$15	$130	$137	$301
Cost of product sales	42	32	84	65
Selling, general and administrative	1,213	1,051	2,520	2,218
Product development	217	258	507	566
Total	$1,487	$1,471	$3,248	$3,150

As of June 30, 2021, the Company had unrecognized compensation costs for all share-based payment arrangements totaling $3,202.

Time-Based Stock Appreciation Rights

A summary of the Company’s time-based stock appreciation rights (“SARs”) for the six months ended June 30, 2021 is as follows:

			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
	Number of	Average	Contractual	Value
	Shares	Exercise Price	Term (years)	(in thousands)
Outstanding at January 1, 2021	1,802,844	$5.79
Granted	—	—
Exercised	(151,967)	4.88
Forfeited or expired	(32,500)	3.05
Outstanding at June 30, 2021	1,618,377	$4.86	2.13	$9,208
Exercisable at June 30, 2021	1,618,377	$4.86	2.13	$9,817
Vested and expected to vest at June 30, 2021	1,618,377	$4.86	2.13	$9,208

For the quarters and six months ended June 30, 2021 and 2020, the Company did not record any stock-based compensation expense related to these time-based SARs. As of June 30, 2021, there was no unrecognized compensation cost related to these SARs expected to be recognized.

The intrinsic value of the time-based SARs exercised during the six months ended June 30, 2021 was $847.

Performance-Based Stock Appreciation Rights

A summary of the Company’s performance-based SARs for the six months ended June 30, 2021 is as follows:

			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
	Number of	Average	Contractual	Value
	Shares	Exercise Price	Term (years)	(in thousands)
Outstanding at January 1, 2021	78,921	$3.16
Granted	—	—
Exercised	(37,750)	3.30
Forfeited or expired	—	—
Outstanding at June 30, 2021	41,171	$3.38	1.59	$1,382
Exercisable at June 30, 2021	41,171	$3.38	1.59	$1,382
Vested and expected to vest at June 30, 2021	41,171	$3.38	1.59	$1,382

For the quarters and six months ended June 30, 2021 and 2020, the Company did not record any stock-based compensation expense related to these performance-based SARs. As of June 30, 2021, there was no unrecognized compensation cost related to these SARs expected to be recognized.

The intrinsic value of the performance-based SARs exercised during the six months ended June 30, 2021 was $275.

The fair value of each time-based and performance-based SAR award is estimated on the date of grant using the Black-Scholes option pricing model with various assumptions. For the periods indicated, the expected volatility was based on the Company’s historical volatility over the expected terms of the SAR awards. Estimated forfeitures were based on voluntary and involuntary termination behavior, as well as an analysis of actual forfeitures. The risk-free interest rate was based on the U.S. Treasury yield curve at the time of the grant over the expected term of the SAR awards. The Company did not grant time-based or performance-based SARs during the quarters and six months ended June 30, 2021 and 2020.

Time-Based Restricted Stock Units

A summary of the Company’s time-based restricted stock units (“RSUs”) for the six months ended June 30, 2021 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Balance at January 1, 2021	1,297,273	$4.90
Granted	97,302	7.06
Vested	(802,698)	4.03
Forfeited or expired	(37,287)	8.94
Balance at June 30, 2021	554,590	$6.30

For the quarters ended June 30, 2021 and 2020, the Company recorded stock-based compensation expense related to these time-based RSUs of $593 and $796, respectively. For the six months ended June 30, 2021 and 2020, the Company recorded stock-based compensation expense related to these time-based RSUs of $1,385 and $1,625, respectively. As of June 30, 2021, $1,518 of total unrecognized compensation cost related to these RSUs is expected to be recognized through September 2023.

Performance-Based Restricted Stock Units

A summary of the Company’s performance-based RSUs for the six months ended June 30, 2021 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Balance at January 1, 2021	1,150,912	$4.70
Granted	2,025	7.27
Vested	(327,289)	3.92
Forfeited or expired	(371,534)	3.99
Balance at June 30, 2021	454,114	$6.17

For the quarters ended June 30, 2021 and 2020, the Company recorded stock-based compensation expense related to these performance-based RSUs of $560 and $541, respectively. For the six months ended June 30, 2021 and 2020, the Company recorded stock-based compensation expense related to these performance-based RSUs of $1,314 and $1,305, respectively. As of June 30, 2021, $1,684 of total unrecognized compensation cost related to these RSUs is expected to be recognized through March 2022.

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

Six Months Ended June 30,
	2021	2020
Risk-free interest rate	0.06% to 0.36%	0.16% to 0.18%
Estimated volatility factor	75.0% to 87.0%	66.0% to 118.0%
Expected dividends	None	None

For the quarters ended June 30, 2021 and 2020, the Company recorded stock-based compensation expense related to these MPUs of $299 and $69, respectively. For the six months ended June 30, 2021 and 2020, the Company recorded stock-based compensation expense related to these MPUs of $455 and $87, respectively.

As of June 30, 2021, the Company recorded $347 and $127 in accrued liabilities and other non-current liabilities related to the MPUs, respectively, on its condensed consolidated balance sheet. As of December 31, 2020, the Company recorded $352 and $72 in accrued liabilities and other non-current liabilities related to these MPUs, respectively, on its condensed consolidated balance sheet.

In January 2021, the Company issued 47,404 shares of common stock as payment in connection with MPUs for achieving the fiscal year 2020 MPU awards’ stock performance targets with respect to the 2020 performance year.

Employee Stock Purchase Plan

On February 16, 2016, the Company’s Board of Directors adopted the ORBCOMM Inc. Employee Stock Purchase Plan (“ESPP”), which was approved by the Company’s shareholders on April 20, 2016. Under the terms of the ESPP, 5,000,000 shares of the Company’s common stock are available for issuance, and eligible employees may have up to 10% of their gross pay deducted from their payroll, up to a maximum of $25 per year, to purchase shares of common stock at a discount of up to 15% of its fair market value, subject to certain conditions and limitations. Purchases of shares of common stock under the ESPP are made twice a year at six-month intervals. For the quarters ended June 30, 2021 and 2020, the Company recorded stock-based compensation expense related to the ESPP of $35 and $65, respectively. For the six months ended June 30, 2021 and 2020, the Company recorded stock-based compensation expense related to the ESPP of $94 and $133, respectively. During the six months ended June 30, 2021, 101,732 shares of the Company’s common stock were purchased under the ESPP at a price of $5.24 per share. During the six months ended June 30, 2020, 166,580 shares of the Company’s common stock were purchased under the ESPP at a price of $2.58 per share. In accordance with the terms of the Merger Agreement, as defined below, the Company suspended the ESPP at the conclusion of the ESPP subscription period ended May 31, 2021 and will terminate the ESPP concurrently with the consummation of the Merger, as defined below.

4. Net Income (Loss) Attributable to ORBCOMM Inc. Common Stockholders

The Company accounts for earnings per share (“EPS”) in accordance with ASC Topic 260 “Earnings Per Share” and related guidance, which requires two calculations of EPS to be disclosed: basic and diluted. The numerator in calculating basic and diluted EPS is an amount equal to the net income (loss) attributable to ORBCOMM Inc. common stockholders for the periods presented. The denominator in calculating basic EPS is the weighted average shares outstanding for the respective periods. The denominator in calculating diluted EPS is the weighted average shares outstanding, plus the dilutive effect of stock option grants, unvested SAR and RSU grants and shares of Series A convertible preferred stock for the respective periods. The following table sets forth the basic and diluted EPS calculations for the quarters and six months ended June 30, 2021 and 2020:

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net loss attributable to ORBCOMM Inc. common stockholders	$(7,658)	$(6,670)	$(18,232)	$(13,645)
Weighted average number of common shares outstanding:
Basic number of common shares outstanding	79,547	78,071	79,311	78,192
Dilutive effect of grants of stock options, unvested SARs and RSUs and shares of Series A convertible preferred stock	—	—	—	—
Diluted number of common shares outstanding	79,547	78,071	79,311	78,192
Earnings per share:
Basic	$(0.10)	$(0.09)	$(0.23)	$(0.17)
Diluted	$(0.10)	$(0.09)	$(0.23)	$(0.17)

The computations of net loss attributable to ORBCOMM Inc. common stockholders for the quarters and six months ended June 30, 2021 and 2020 are as follows:

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net loss attributable to ORBCOMM Inc.	$(7,641)	$(6,670)	$(18,203)	$(13,645)
Preferred stock dividends on Series A convertible preferred stock	(17)	—	(29)	—
Net loss attributable to ORBCOMM Inc. common stockholders	$(7,658)	$(6,670)	$(18,232)	$(13,645)

5. Satellite Network and Other Equipment, Net

Satellite network and other equipment, net consisted of the following:

	June 30,	December 31,
	2021	2020
Land	$381	$381
Satellite network	187,877	200,279
Capitalized software	101,793	96,261
Computer hardware	7,697	7,351
Other	21,104	17,816
Assets under construction	16,024	12,745
	334,876	334,833
Less: accumulated depreciation and amortization	(218,622)	(207,296)
	$116,254	$127,537

During the quarters ended June 30, 2021 and 2020, the Company capitalized internal costs attributable to the design, development and enhancement of the Company’s products and services that have not yet been placed into service and internal-use software in the amounts of $3,722 and $4,371, respectively.  During the six months ended June 30, 2021 and 2020, the Company capitalized internal costs attributable to the design, development and enhancement of the Company’s products and services that have not yet been placed into service and internal-use software in the amounts of $7,142 and $7,857, respectively.

Depreciation and amortization expense for the quarters ended June 30, 2021 and 2020 was $8,673 and $9,225, respectively, including amortization of internal-use software of $913 and $726, respectively.  Depreciation and amortization expense for the six months ended June 30, 2021 and 2020 was $17,737 and $19,405, respectively, including amortization of internal-use software of $1,867 and $1,465, respectively.

For the quarters ended June 30, 2021 and 2020, $3,895 and $4,188 of depreciation and amortization expense, respectively, relate to cost of services and $373 and $521, respectively, relate to cost of product sales, as these assets support the Company’s revenue generating activities. For the six months ended June 30, 2021 and 2020, $8,282 and $8,467 of depreciation and amortization expense, respectively, relate to cost of services and $724 and $1,030, respectively, relate to cost of product sales, as these assets support the Company’s revenue generating activities.

As of June 30, 2021 and December 31, 2020, assets under construction primarily consisted of costs associated with acquiring, developing, enhancing and testing software and hardware for internal and external use that have not yet been placed into service.

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

On April 27, 2021, the Company’s Audit Committee of the Board of Directors concluded, based on management’s recommendation and the information provided by the investigative team, that a non-cash impairment charge of $6,656 should be recorded as a recognized subsequent event in accordance with FASB ASC Topic 855 “Subsequent Events” to write off the net book value of this OG2 satellite in the quarter ended March 31, 2021 and decreased satellite network and other equipment by $13,187 and associated accumulated depreciation by $6,531 to remove the asset as of March 31, 2021. The impairment charge is reflected in the accompanying condensed consolidated financial statements. No amount of the impairment charge represents a cash expenditure.

6. Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price of an acquired business over the estimated fair values of the underlying net tangible and intangible assets. Goodwill is allocated to the Company’s one reportable segment, which is its only reporting unit.

The Company’s intangible assets, net consisted of the following:

		June 30, 2021			December 31, 2020
	Useful life		Accumulated			Accumulated
	(years)	Cost	amortization	Net	Cost	amortization	Net
Customer lists	5 - 15	$113,357	$(66,113)	$47,244	$113,357	$(60,934)	$52,423
Patents and technology	3 - 10	23,424	(16,332)	7,092	23,424	(15,288)	8,136
Trade names and trademarks	1 - 2	3,003	(3,003)	—	3,003	(3,003)	—
		$139,784	$(85,448)	$54,336	$139,784	$(79,225)	$60,559

At June 30, 2021, the weighted-average amortization period for the intangible assets was 10.5 years. At June 30, 2021, the weighted-average amortization periods for customer lists, patents and technology and trade names and trademarks were 10.9, 9.3 and 1.2 years, respectively.

Amortization expense was $3,055 and $3,184 for the quarters ended June 30, 2021 and 2020, respectively. Amortization expense was $6,223 and $6,368 for the six months ended June 30, 2021 and 2020, respectively.

Estimated future amortization expense for intangible assets as of June 30, 2021 was as follows:

Amount
2021 (remaining)	$5,973
2022	11,686
2023	11,408
2024	11,122
2025	4,472
2026	3,138
Thereafter	6,537
$54,336

7. Accrued Liabilities

Accrued liabilities consisted of the following:

	June 30,	December 31,
	2021	2020
Accrued compensation and benefits	$6,866	$9,486
Accrued warranty obligations	6,751	6,398
Corporate income tax payable	586	386
Accrued VAT payable	1,909	2,189
Accrued satellite network and other equipment	499	591
Accrued inventory purchases	328	298
Accrued professional fees	555	393
Accrued airtime charges	531	812
Short-term lease liability	2,744	2,736
Other accrued expenses	8,243	8,618
	$29,012	$31,907

Changes in accrued warranty obligations consisted of the following:

	2021	2020
Balance at January 1,	$6,398	$6,526
Warranty expense	1,555	1,192
Warranty charges	(1,202)	(1,298)
Balance at June 30,	$6,751	$6,420

8. Note Payable - Related Party

In connection with the acquisition of a majority interest in Satcom International Group plc in 2005, the Company recorded an indebtedness to OHB Technology A.G. (formerly known as OHB Teledata A.G.), a stockholder of the Company. As of June 30, 2021 and December 31, 2020, the principal balance of the note payable was €1,138, with a carrying value of $1,352 and $1,400, respectively. The carrying value was based on the note’s estimated fair value at the time of acquisition. The difference between the carrying value and principal balance was amortized to interest expense over the six-year estimated life, which ended on September 30, 2011. This note does not bear interest and has no fixed repayment term. Repayment of the note will be made from the distribution profits (as defined in the note agreement) of ORBCOMM Europe LLC, a wholly-owned subsidiary of the Company. The note has been classified as long-term, as the Company does not expect any repayments to be required prior to June 30, 2022.

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

In connection with entering into the Credit Agreement, the Company incurred debt issuance costs of approximately $3,155. For the quarter and six months ended June 30, 2021, amortization of the debt issuance costs was $158 and $316, respectively.  The Company recorded charges of $2,185 and $4,405 to interest expense on its condensed consolidated statements of operations for the quarter and six months ended June 30, 2021, respectively, related to interest expense and amortization of debt issuance costs associated with the Facilities.

At June 30, 2021, the Company had $195,000 outstanding under the Term Facility and $10,000 outstanding under the Revolving Facility. As of June 30, 2021, the Company was in compliance with all financial covenants under the Credit Agreement.

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

In connection with the issuance of the Senior Secured Notes, the Company incurred debt issuance costs of approximately $5,431. For the quarter and six months ended June 30, 2020, amortization of the debt issuance costs was $194 and $388, respectively.  The Company recorded charges of $5,194 and $10,388 to interest expense on its condensed consolidated statements of operations for the quarter and six months ended June 30, 2020, respectively, related to interest expense and amortization of debt issuance costs associated with the Senior Secured Notes.

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

As of June 30, 2021, scheduled mandatory repayments of long-term debt in each of the five years ending December 31, 2021 through 2025 were as follows:

Amount
2021 (remaining)	$5,000
2022	15,000
2023	15,000
2024	20,000
2025	150,000
$205,000

10. Stockholders’ Equity

Preferred Stock

The Company currently has 50,000,000 shares of preferred stock authorized.

Series A Convertible Preferred Stock

During the quarter and six months ended June 30, 2021, the Company issued dividends to the holders of the Series A convertible preferred stock in the amount of 1,686 and 2,906 shares of Series A convertible preferred stock, respectively. As of June 30, 2021, dividends in arrears were $4.

Common Stock

As of June 30, 2021, the Company has reserved 12,741,338 shares of common stock for future issuances related to employee stock compensation plans. Under the Merger Agreement, as defined below, the Company is no longer authorized to issue additional awards of shares under the Amended 2016 LTIP.

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

11. Segment Information

The Company operates in one reportable segment, industrial IoT services. Other than satellites in orbit, goodwill and intangible assets, long-lived assets outside of the United States are not significant. The Company’s foreign exchange exposure is limited as approximately 73% of the Company’s consolidated revenue is collected in U.S. dollars. The following table summarizes revenues on a percentage basis by geographic region, based on the region in which the customer is located.

	Quarters Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
United States	58%	52%	56%	53%
South America	9%	9%	9%	9%
Japan	5%	7%	6%	6%
Europe	17%	16%	17%	18%
Other	11%	16%	12%	14%
	100%	100%	100%	100%

12. Income Taxes

For the quarters ended June 30, 2021 and 2020, the Company had an income tax expense of $778 and an income tax benefit of $554, respectively. For the six months ended June 30, 2021 and 2020, the Company had an income tax expense of $1,441 and an income tax benefit of $1, respectively. The increase in the income tax provision for the quarter and six months ended June 30, 2021 primarily related to amended tax filings and provision to tax return true-ups for multiple international entities filed in prior years.  This resulted in an international tax benefit recorded in these periods.  In addition, the change in geographical mix of income increased taxable non-U.S. earnings before income taxes when compared to the prior year periods.

As of June 30, 2021 and December 31, 2020, the Company maintained a valuation allowance against all of its net deferred tax assets, excluding goodwill, attributable to operations in the United States, as the realization was not considered more likely than not.

There were no changes to the Company’s unrecognized tax benefits during the six months ended June 30, 2021. The Company does not expect any significant changes to its unrecognized tax positions during the next twelve months.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were recognized during the six months ended June 30, 2021.

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

Airtime Credits

In 2001, in connection with the organization of ORBCOMM Europe and the reorganization of the ORBCOMM business in Europe, the Company agreed to grant certain country representatives in Europe approximately $3,736 in airtime credits. The Company has not recorded the airtime credits as a liability for the following reasons: (i) the Company has no obligation to pay the unused airtime credits if they are not utilized and (ii) the airtime credits are earned by the country representatives only when the Company generates revenue from the country representatives. The airtime credits have no expiration date. Accordingly, the Company is recording airtime credits as services are rendered and these airtime credits are recorded net of revenues from the country representatives. For both the quarters ended June 30, 2021 and 2020, airtime credits used totaled approximately $7. For the six months ended June 30, 2021 and 2020, airtime credits used totaled approximately $14 and $15, respectively. As of June 30, 2021 and 2020, unused credits granted by the Company were approximately $1,874 and $1,903, respectively.

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

As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments.

The Company has lease agreements with lease and non-lease components, which are generally not accounted for separately.

Components of lease expense are as follows:

	Six Months Ended June 30,	Six Months Ended June 30,
	2021	2020
Operating lease cost	$1,865	$1,821

The Company has lease arrangements which are classified as short-term in nature.  These leases meet the criteria for operating lease classification. In addition, the Company has variable lease costs associated with certain leases. Lease costs associated with the short-term leases and variable lease components, included in selling, general and administrative expenses on the Company’s condensed consolidated statements of operations during the six months ended June 30, 2021, were not material.

Supplemental cash flow information and non-cash activity related to the Company’s operating leases are as follows:

	Six Months Ended June 30,	Six Months Ended June 30,
	2021	2020
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$2,068	$1,944
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$1,115	$117

Supplemental balance sheet information related to the Company’s operating leases is as follows:

		June 30,	December 31,
	Balance Sheet Classification	2021	2020
Right-of-use assets	Other assets	$13,334	$13,485
Current lease liabilities	Accrued liabilities	2,744	2,736
Non-current lease liabilities	Other liabilities	13,035	13,400

Weighted-average remaining lease term and discount rate for the Company’s operating leases are as follows:

	June 30,	June 30,
	2021	2020
Weighted-average remaining lease term (in years)	6.24	6.76
Weighted-average discount rate	7.4%	8.0%

Maturities of lease liabilities by fiscal year for the Company’s operating leases are as follows:

June 30,
2021
2021 (remaining)	$1,881
2022	3,496
2023	3,325
2024	3,154
2025	2,624
Thereafter	5,416
Total lease payments	19,896
Less: Imputed interest	(4,117)
Present value of lease liabilities	$15,779

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

15. Merger Transaction

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

Conditions to the Merger and Closing

Completion of the Merger is subject to customary closing conditions, including (1) the adoption of the Merger Agreement by an affirmative vote of the holders of a majority of the voting power of the outstanding Company stock entitled to vote thereon (which was obtained on July 8, 2021), (2) the expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”) (which expired on June 14, 2021), (3) the absence of an order, injunction or law prohibiting the Merger, (4) the receipt of approval of the committee on foreign investment in the United States, (5) the consent to the transfer of control of the Company’s communications licenses by the Federal Communications Commission, (6) the receipt of certain other Required Governmental Approvals (as defined in the Merger Agreement) from Foreign Telecommunication Regulators and non-U.S. Governmental Entities relating to investment and national security approvals, (7) the accuracy of the other party’s representations and warranties, subject to certain materiality standards set forth in the Merger Agreement, (8) compliance in all material respects with the other party’s obligations under the Merger Agreement and (9) no Company Material Adverse Effect (as defined in the Merger Agreement) having occurred since the date of the Merger Agreement. The parties expect the transaction to close in the second half of 2021.

Go Shop; No Solicitation

During the period from April 8, 2021 and continuing until 11:59 p.m. (New York time) on May 7, 2021 (the “Go Shop Period”), the Company had the right to, among other things, (1) initiate, solicit, or knowingly facilitate or knowingly encourage any inquiries, discussions or requests or with respect to or the making of any proposal or offer that constitutes or would reasonably be expected to lead to an acquisition proposal and (2) provide access to the Company’s properties, books and records and non-public information to a party pursuant to an acceptable confidentiality agreement.

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

The Company held a special stockholders’ meeting on July 8, 2021 in connection with the proposed transaction, at which meeting the Company’s stockholders approved the adoption of the Merger Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Certain statements discussed in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally relate to our plans, estimates, objectives and expectations for future events, as well as projections, business trends and other statements that are not historical facts. Such forward-looking statements are subject to known and unknown risks and uncertainties, some of which are beyond our control, which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. With respect to the business and operations of ORBCOMM, these risks and uncertainties include but are not limited to: demand for and market acceptance of our products and services and our ability to successfully implement our business plan; our dependence on our subsidiary companies (Market Channel Affiliates (“MCAs”)) and third-party product and service developers and providers, distributors and resellers (Market Channel Partners (“MCPs”)) to develop, market and sell our products and services, especially in markets outside the United States; substantial losses we have incurred and may continue to incur; substantial competition in the telecommunications, Automatic Identification Service (“AIS”) data and industrial Internet of Things (“IoT”) industries; the inability to effect suitable investments, alliances and acquisitions or the inability to successfully integrate acquired businesses and systems; defects, errors or other insufficiencies in our products or services; failure to meet minimum service level commitments to certain of our customers; our dependence on significant customers for a substantial portion of our revenues, including key customers such as JB Hunt Transport Services, Inc., Caterpillar Inc., Komatsu Ltd., Carrier Corporation and Satlink S.L.; our ability to expand our business outside the United States and risks related to the economic, political and other conditions in foreign countries in which we do business; unanticipated domestic or foreign tax or fee liabilities; the possibility we will be required to collect certain taxes in jurisdictions where we have not historically done so; economic, political and other conditions; extreme events such as man-made or natural disasters, earthquakes, severe weather or other climate change-related events; our dependence on a limited number of manufacturers for many of our products and services; interruptions, discontinuations, slowdown or loss of the supply of subscriber communicators from our vendor Sanmina Corporation; legal proceedings; our reliance on intellectual property; increased regulatory restrictions and oversight; lack of in-orbit or other insurance for our ORBCOMM Generation 1 or ORBCOMM Generation 2 satellites; our reliance on third-party wireless network service providers to deliver existing and developing services in certain areas of our business; significant interruptions, discontinuation or loss of services provided by Inmarsat plc; risks related to the novel coronavirus (“COVID-19”) pandemic; inaccurate estimates in accounting or incorrect financial assumptions; significant operating risks related to our satellites due to various types of potential anomalies and potential impacts of space debris or other spacecrafts; the failure of our systems or reductions in levels of service due to technological malfunctions or deficiencies or other events outside of our control; difficulty upgrading or replacing aging hardware and software we use in operating our gateway earth stations and our customers’ subscriber communicators; technical or other difficulties with our gateway earth stations; security risks related to our networks, data processing systems and software systems and those of our third-party service providers; liabilities or additional costs as a result of laws, governmental regulations and evolving views of personal privacy rights; failure of our information technology systems; cybersecurity risks; the level of our indebtedness and the terms of the credit agreement for our $200.0 million term loan facility and our $50.0 million revolving credit facility, that could restrict our business activities or our ability to execute our strategic objectives or adversely affect our financial performance; risks related to an investment in our common stock, including volatility due to our quarterly performance; and the other risks described in our filings with the Securities and Exchange Commission (“SEC”). With respect to our pending merger transaction with GI Partners, these risks and uncertainties include but are not limited to: the risk that the merger transaction may not be consummated in a timely manner, if at all; the risk that the merger transaction may not be consummated as a result of buyer’s failure to comply with its covenants and that, in certain circumstances, we may not be entitled to a termination fee; the risk that the definitive merger agreement may be terminated in circumstances that require us to pay the buyer a termination fee; risks related to the diversion of management’s attention from our ongoing business operations; risks regarding the failure of the buyer to obtain the necessary financing to complete the merger transaction; the effect of the announcement of the merger transaction on our business relationships (including, without limitation, customers), operating results and business generally; risks related to obtaining the requisite approvals and consents to the merger transaction, including, without limitation, the timing (including possible delays) and receipt of regulatory approvals from governmental entities (including any conditions, limitations or restrictions placed on these approvals); and the risk that one or more governmental entities may deny approval or consent. For more detail on these and other risks, please see our Annual Report on Form 10-K for the year ended December 31, 2020 (“Annual Report”), and other documents we file with the SEC. We undertake no obligation to publicly revise any forward-looking statements or cautionary factors, except as required by law.

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

On April 7, 2021, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with GI DI Orion Acquisition Inc. (“Parent”) and GI DI Orion Merger Sub Inc., a wholly-owned subsidiary of Parent (“Merger Sub”), pursuant to which, subject to the terms and conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving corporation and as a wholly-owned subsidiary of Parent. Parent and Merger Sub are affiliates of GI Partners (“GI Partners”). In the Merger, our stockholders will receive $11.50 in cash per outstanding share of common stock. The parties expect the transaction to close in the second half of 2021. See “Note 15 – Merger Transaction” in our Notes to the Condensed Consolidated Financial Statements.

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

The table below presents our revenues for the quarters and six months ended June 30, 2021 and 2020, together with the percentage of total revenue represented by each revenue category:

	Quarters Ended June 30,
(In thousands)	2021		2020
Service revenues	$37,542	56.9%	$38,429	67.7%
Product sales	28,386	43.1%	18,303	32.3%
	$65,928	100.0%	$56,732	100.0%

	Six Months Ended June 30,
(In thousands)	2021		2020
Service revenues	$75,292	58.1%	$78,953	64.2%
Product sales	54,331	41.9%	43,958	35.8%
	$129,623	100.0%	$122,911	100.0%

Total revenues for the quarters ended June 30, 2021 and 2020 were $65.9 million and $56.7 million, respectively, an increase of 16.2%. Total revenues for the six months ended June 30, 2021 and 2020 were $129.6 million and $122.9 million, respectively, an increase of 5.5%.

Service Revenues

	Quarters Ended June 30,		Change
(In thousands)	2021	2020	Dollars	%
Recurring service revenues	$36,355	$37,006	$(651)	(1.8)%
Other service revenues	1,187	1,423	(236)	(16.6)%
Total service revenues	$37,542	$38,429	$(887)	(2.3)%

	Six Months Ended June 30,		Change
(In thousands)	2021	2020	Dollars	%
Recurring service revenues	$72,596	$76,859	$(4,263)	(5.5)%
Other service revenues	2,696	2,094	602	28.7%
Total service revenues	$75,292	$78,953	$(3,661)	(4.6)%

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

The decrease in recurring service revenues for the quarter ended June 30, 2021, compared to the prior year period, was primarily due to decreases in satellite data usage with heavy equipment customers, offset, in part, by increases in North America transportation solution subscribers. The decrease in recurring service revenues for the six months ended June 30, 2021, compared to the prior year period, was primarily due to the inclusion in the 2020 period of the remaining deferred revenues of approximately $1.9 million associated with the AT&T Services, Inc. contract, providing our services to Maersk Lines, which was recognized during the three months ended March 31, 2020 as an immaterial prior period adjustment, as well as decreases in satellite data usage with heavy equipment customers and the economic downturn in the oil and gas industry, offset, in part, by increases in North America transportation solution subscribers.

As of June 30, 2021, we had approximately 2,337,000 billable subscriber communicators compared to approximately 2,220,000 billable subscriber communicators as of June 30, 2020, an increase of 5.3%.

Service revenue growth can be impacted by the customary lag between subscriber communicator activations and recognition of service revenue from these units, as well as the mix of new subscriber activations in the period.

Product Sales

	Quarters Ended June 30,		Change
(In thousands)	2021	2020	Dollars	%
Product sales	$28,386	$18,303	$10,083	55.1%

	Six Months Ended June 30,		Change
(In thousands)	2021	2020	Dollars	%
Product sales	$54,331	$43,958	$10,373	23.6%

We derive product revenues primarily from sales of industrial IoT subscriber communicators, including telematics devices, modems and cellular wireless SIMs to our resellers and direct customers, as well as through leasing arrangements of subscriber communicators.

The increases in product revenues for the quarter and six months ended June 30, 2021, compared to the prior year periods, were primarily due to timing of shipments which were impacted in the 2020 period by the COVID-19 pandemic and the downturn in the oil and gas industry.

Cost of Revenues, Exclusive of Depreciation and Amortization

	Quarters Ended June 30,		Change
(In thousands)	2021	2020	Dollars	%
Cost of services	$12,783	$12,559	$224	1.8%
Cost of product sales	22,525	13,211	9,314	70.5%

	Six Months Ended June 30,		Change
(In thousands)	2021	2020	Dollars	%
Cost of services	$25,469	$25,640	$(171)	(0.7)%
Cost of product sales	42,135	30,492	11,643	38.2%

Cost of services is comprised of expenses to operate our network, such as payroll and related costs, including stock-based compensation, installation costs, and usage fees to third-party networks, but exclude depreciation and amortization discussed below. Cost of services were relatively flat for the quarter and six months ended June 30, 2021, compared to the prior year periods.

Cost of product sales includes the purchase price of subscriber communicators and SIMs sold, costs of warranty obligations and shipping charges, as well as operational costs to fulfill customer orders, including costs for employees and inventory management. The increase in cost of product sales for the quarter and six months ended June 30, 2021, was primarily due to the increase in product sales, the increasing cost of electronic components, as well as the mix of products shipped as compared to the prior year periods.

Selling, General and Administrative Expenses

	Quarters Ended June 30,		Change
(In thousands)	2021	2020	Dollars	%
Selling, general and administrative expenses	$17,706	$17,474	$232	1.3%

	Six Months Ended June 30,		Change
(In thousands)	2021	2020	Dollars	%
Selling, general and administrative expenses	$34,971	$37,204	$(2,233)	(6.0)%

Selling, general and administrative (“SG&A”) expenses relate primarily to expenses for general management, sales and marketing, finance, audit and legal fees and general operating expenses. SG&A expenses were relatively flat for the quarter ended June 30, 2021, compared to the prior year period. The decrease in SG&A expenses for the six months ended June 30, 2021, compared to the prior year period, was primarily due to reduced bad debt, as well as reduced travel and entertainment costs.

Product Development Expenses

	Quarters Ended June 30,		Change
(In thousands)	2021	2020	Dollars	%
Product development	$3,218	$2,784	$434	15.6%

	Six Months Ended June 30,		Change
(In thousands)	2021	2020	Dollars	%
Product development	$6,609	$6,604	$5	0.1%

Product development expenses consist primarily of the expenses associated with our engineering efforts, including the cost of third parties to support our current applications. Product development expenses for the quarter ended June 30, 2021 increased, compared to the prior year period, reflecting slightly higher employee costs and other operating expenses associated with our continued development of new solutions and services for our customers. Product development expenses for the six months ended June 30, 2021 were relatively flat compared to the prior year period.

Depreciation and Amortization

	Quarters Ended June 30,		Change
(In thousands)	2021	2020	Dollars	%
Depreciation and amortization	$11,728	$12,409	$(681)	(5.5)%

	Six Months Ended June 30,		Change
(In thousands)	2021	2020	Dollars	%
Depreciation and amortization	$23,960	$25,773	$(1,813)	(7.0)%

Depreciation and amortization expense is primarily associated with our capitalized costs attributable to the design, development and enhancements of the products and services sold to our customers and our internally developed software. The decrease in depreciation and amortization expense for the quarter ended June 30, 2021, compared to the prior year period, was primarily due to lower depreciation associated with our satellite network after the impairment of one ORBCOMM Generation 2 (“OG2”) satellite during the 2021 period, as described below. The decrease in depreciation and amortization expense for the six months ended June 30, 2021, compared to the prior year period, was primarily due to higher depreciation in the prior year period related to a one-time catch-up related to assets placed into service in 2019, as well as lower depreciation in 2021 associated with our satellite network after the impairment of one OG2 satellite during the 2021 period, as described below.

Impairment loss – satellite network

	Six Months Ended June 30,		Change
(In thousands)	2021	2020	Dollars	%
Impairment loss - satellite network	$6,656	$—	$6,656	NM

There were no impairment losses during the quarters ended June 30, 2021 and 2020.

In October 2018, we briefly lost communication with one OG2 satellite. This satellite remained under our operational control while our engineering team was developing new software in an attempt to regain this satellite’s messaging and/or AIS capability.  In November 2020, we again lost communication with this OG2 satellite and while we briefly regained communication with it in February 2021, we have not reestablished communication with this OG2 satellite since February 2021.

On April 27, 2021, the Company’s Audit Committee of the Board of Directors concluded, based on management’s recommendation and the information provided by the investigative team, that a non-cash impairment charge of $6.7 million should be recorded as a recognized subsequent event in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 855 “Subsequent Events” to write off the net book value of this OG2 satellite in the quarter ended March 31, 2021 and decrease satellite network and other equipment by $13.2 million and associated accumulated depreciation by $6.5 million to remove the assets as of March 31, 2021. The impairment charge is reflected in the accompanying condensed consolidated financial statements. No amount of the impairment charge represents a cash expenditure.

Acquisition-Related and Integration Costs

	Quarters Ended June 30,		Change
(In thousands)	2021	2020	Dollars	%
Acquisition-related and integration costs	$2,653	$111	$2,542	NM

	Six Months Ended June 30,		Change
(In thousands)	2021	2020	Dollars	%
Acquisition-related and integration costs	$3,241	$202	$3,039	NM

Acquisition-related and integration costs include professional services expenses and identifiable integration costs directly attributable to our acquisitions. The increase in acquisition-related and integration costs relates to expenses associated with the pending Merger Agreement as described in “Note 15 – Merger Transaction” in our Notes to the Condensed Consolidated Financial Statements.

Other Income (Expense)

Other income (expense) is comprised primarily of interest expense, foreign exchange gains and losses and interest income related to capital leases and from our cash and cash equivalents, which can consist of U.S. Treasuries and interest-bearing instruments.

	Quarters Ended June 30,		Change
(In thousands)	2021	2020	Dollars	%
Interest income	$167	$265	$(98)	(37.0)%
Other income (expense)	(121)	(234)	113	(48.3)%
Interest expense	(2,192)	(5,410)	3,218	(59.5)%
Total other expense	$(2,146)	$(5,379)	$3,233	(60.1)%

	Six Months Ended June 30,		Change
(In thousands)	2021	2020	Dollars	%
Interest income	$404	$681	$(277)	(40.7)%
Other income (expense)	875	(500)	1,375	NM
Interest expense	(4,420)	(10,656)	6,236	(58.5)%
Total other expense	$(3,141)	$(10,475)	$7,334	(70.0)%

The decrease in other expense for the quarter ended June 30, 2021, compared to the prior year period, was primarily due to lower interest expense related to the lower interest rate and debt balance under our current Credit Agreement, as described below. The decrease in other expense for the six months ended June 30, 2021, compared to the prior year period, was primarily due to lower interest expense due to the lower interest rate and debt balance under our current Credit Agreement, as described below, and increases in other income in 2021, related to foreign currency gains. We believe our foreign exchange exposure is limited as a majority of our revenue is collected in U.S. dollars.

Income Taxes

For the quarter ended June 30, 2021, our income tax expense was $0.8 million, compared to an income tax benefit of $0.6 million for the prior year period. For the six months ended June 30, 2021, our income tax expense was $1.4 million, compared to an income tax benefit of less than $0.1 million for the prior year period. The increase in the income tax provision for the quarter and six months ended June 30, 2021 primarily related to amended tax filings and provision to tax return true-ups for multiple international entities filed in prior years.  This resulted in an international tax benefit recorded in these periods.  In addition, the change in geographical mix of income increased taxable non-U.S. earnings before income taxes when compared to the prior year periods.

As of June 30, 2021 and December 31, 2020, we maintained a valuation allowance against our net deferred tax assets primarily attributable to operations in the United States, as the realization of such assets was not considered more likely than not.

Net Loss

For the quarter ended June 30, 2021, we had a net loss of $7.6 million compared to a net loss of $6.6 million in the prior year period.

For the six months ended June 30, 2021, we had a net loss of $18.0 million compared to a net loss of $13.5 million in the prior year period, primarily due to the satellite impairment loss, offset, in part, by decreased SG&A costs, as described above.

Noncontrolling Interests

Noncontrolling interests relate to earnings and losses attributable to noncontrolling shareholders.

Net Loss Attributable to ORBCOMM Inc.

For the quarter ended June 30, 2021, we had a net loss attributable to our Company of $7.6 million compared to a net loss of $6.7 million in the prior year period.  For the six months ended June 30, 2021, we had a net loss attributable to our Company of $18.2 million, compared to a net loss of $13.6 million in the prior year period.

Liquidity and Capital Resources

Overview

Our liquidity requirements arise from our working capital needs, our obligation to make scheduled payments of interest on our indebtedness and our need to fund growth initiatives and make capital expenditures to support our current operations and to facilitate growth and expansion. We have financed our operations and expansion with cash flows from operating activities, bank debt, sales of our common stock through public offerings and private placements of debt. At June 30, 2021, we had an accumulated deficit of $263.1 million. Our primary source of liquidity consists of cash and cash equivalents totaling $29.6 million at June 30, 2021 and $40.0 million remaining under our Revolving Facility under the Credit Agreement, available for use for working capital and general business purposes, which we believe will be sufficient to provide working capital, make interest payments and make capital expenditures to support operations and facilitate growth and expansion for the next twelve months.

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

Operating Activities

Cash provided by our operating activities for the six months ended June 30, 2021 was $16.6 million, resulting from a net loss of $18.0 million, offset by non-cash items including $24.0 million for depreciation and amortization, $6.7 million for an impairment loss on our satellite network, and $3.2 million for stock-based compensation. Working capital activities for the six months ended June 30, 2021 provided cash of $0.9 million, primarily due to a decrease of $2.5 million in accounts receivable relating to timing of receivables and a decrease of $3.7 million in inventories, offset, in part, by a decrease of $1.7 million in accounts payable and accrued liabilities primarily related to timing of payments and an increase of $2.9 million in prepaid expenses and other assets.

Cash provided by our operating activities for the six months ended June 30, 2020 was $20.8 million, resulting from a net loss of $13.5 million, offset by non-cash items including $25.8 million for depreciation and amortization and $3.2 million for stock-based compensation. Working capital activities for the six months ended June 30, 2020 provided cash of $0.9 million, primarily due to a decrease of $9.3 million in accounts receivable related to decreased revenues and timing of receivables, a decrease of $1.8 million in prepaid expenses and other assets and a decrease of $1.6 million in inventories, offset by a decrease of $9.4 million in accounts payable and accrued liabilities primarily related to timing of payments, a decrease of $1.3 million in deferred revenue and a decrease of $1.1 million in other liabilities.

Investing Activities

Cash used in our investing activities for the six months ended June 30, 2021 was $12.6 million, resulting from capital expenditures and, to a lesser degree, capital expenditures related to our subscription model during the period.

Cash used in our investing activities for the six months ended June 30, 2020 was $10.7 million, resulting from capital expenditures and capital expenditures related to our subscription model during the period.

Financing Activities

Cash used in our financing activities for the six months ended June 30, 2021 was $14.5 million, due to repayments of our Revolving Facility and our Term Facility, as described below, offset, in part, by $0.5 million from the sale of common stock under our employee stock purchase plan.

Cash used in our financing activities for the six months ended June 30, 2020 was $2.1 million, due to payments of $2.5 million for purchases of common stock under our share repurchase program, offset, in part, by $0.4 million from the sale of common stock under our employee stock purchase plan.

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

On June 30, 2021, we had $195.0 million outstanding under the Term Facility and $10.0 million outstanding under the Revolving Facility. As of June 30, 2021, we were in compliance with all financial covenants under the Credit Agreement.

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

The following table reconciles our net loss attributable to ORBCOMM Inc. to EBITDA and Adjusted EBITDA for the periods shown:

	Quarters Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)		(In thousands)
Net loss attributable to ORBCOMM Inc.	$(7,641)	$(6,670)	$(18,203)	$(13,645)
Income tax expense	778	(554)	1,441	(1)
Interest income	(167)	(265)	(404)	(681)
Interest expense	2,192	5,410	4,420	10,656
Depreciation and amortization	11,728	12,409	23,960	25,773
EBITDA	6,890	10,330	11,214	22,102
Stock-based compensation	1,487	1,471	3,248	3,150
Net income attributable to noncontrolling interests	32	29	203	167
Impairment loss - satellite network	—	—	6,656	—
Acquisition-related and integration costs	2,653	111	3,241	202
Adjusted EBITDA	$11,062	$11,941	$24,562	$25,621

For the quarter ended June 30, 2021 compared to the quarter ended June 30, 2020, EBITDA decreased $3.4 million, while net loss attributable to ORBCOMM Inc. increased $1.0 million and Adjusted EBITDA decreased $0.9 million.

For the six months ended June 30, 2021 compared to the six months ended June 30, 2020, EBITDA decreased $10.9 million, while net loss attributable to ORBCOMM Inc. increased $4.6 million and Adjusted EBITDA decreased $1.1 million.

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

The following tables reconcile GAAP Service Gross Margin to Non-GAAP Service Gross Margin and GAAP Product Gross Margin to Non-GAAP Product Gross Margin for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
(In thousands, except margin data)
Service revenues	$37,542	$38,429	$75,292	$78,953
Minus - Cost of services, including depreciation and amortization expense	16,678	16,747	33,751	34,107
GAAP Service gross profit	$20,864	$21,682	$41,541	$44,846
Plus - Depreciation and amortization expense	3,895	4,188	8,282	8,467
Non-GAAP Service gross profit	$24,759	$25,870	$49,823	$53,313
GAAP Service gross margin	55.6%	56.4%	55.2%	56.8%
Non-GAAP Service gross margin	66.0%	67.3%	66.2%	67.5%

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
(In thousands, except margin data)
Product sales	$28,386	$18,303	$54,331	$43,958
Minus - Cost of product sales, including depreciation and amortization expense	22,898	13,732	42,859	31,522
GAAP Product gross profit	$5,488	$4,571	$11,472	$12,436
Plus - Depreciation and amortization expense	373	521	724	1,030
Non-GAAP Product gross profit	$5,861	$5,092	$12,196	$13,466
GAAP Product gross margin	19.3%	25.0%	21.1%	28.3%
Non-GAAP Product gross margin	20.6%	27.8%	22.4%	30.6%

GAAP Service Gross Margin, inclusive of depreciation and amortization expense, was 55.6% in the second quarter of 2021, compared to 56.4% in the prior year period. Non-GAAP Service Gross Margin, excluding depreciation and amortization expense, was 66.0% in the second quarter of 2021, compared to 67.3% in the prior year period. The aforementioned decreases were primarily due a larger number of installations that occurred in the second quarter of 2021 at relatively low margins, compared to the prior year period. GAAP Service Gross Margin, inclusive of depreciation and amortization expense, was 55.2% in the six months ended June 30, 2021, compared to 56.8% in the prior year period. Non-GAAP Service Gross Margin, excluding depreciation and amortization expense, was 66.2% in the six months ended June 30, 2021, compared to 67.5% in the prior year period. The aforementioned decreases were primarily due to $1.9 million of deferred service revenue recognized in 2020 and, to a lesser extent, a larger number of installations that occurred in the six months ended June 30, 2021 at relatively low margins, compared to the prior year period.

GAAP Product Gross Margin, inclusive of depreciation and amortization expense, was 19.3% in the second quarter of 2021, compared to 25.0% in the prior year period. Non-GAAP Product Gross Margin, excluding depreciation and amortization expense, was 20.6% in the second quarter of 2021, compared to 27.8% in the prior year period. GAAP Product Gross Margin, inclusive of depreciation and amortization expense, was 21.1% in the six months ended June 30, 2021, compared to 28.3% in the prior year period. Non-GAAP Product Gross Margin, excluding depreciation and amortization expense, was 22.4% in the six months ended June 30, 2021, compared to 30.6% in the prior year period. The aforementioned decreases were primarily due to higher component costs as a result of the global supply shortage and higher shipping costs, and to a lesser extent a mix of lower margin product sales in the quarter and six months ended June 30, 2021, compared to the prior year periods.

Contractual Obligations

As of June 30, 2021, there have been no material changes in our contractual obligations previously disclosed in our Annual Report.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

As of June 30, 2021, there have been no material changes in our assessment of our sensitivity to market risk, as previously disclosed in Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risks” in our Annual Report.

Concentration of Credit Risk

One customer, Carrier Global Corporation, generated 11.4% and 12.0%, of the Company’s consolidated total revenues for the quarter and six months ended June 30, 2021, respectively. There were no customers who generated revenues greater than 10% of the Company’s consolidated total revenues for the quarter and six months ended June 30, 2020.

Item 4. Disclosure Controls and Procedures

Evaluation of the Company’s Disclosure Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of June 30, 2021. Based on their evaluation, the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2021.

Changes in Internal Control over Financial Reporting

We reviewed our internal control over financial reporting at June 30, 2021. There have been no changes in our internal control over financial reporting identified in an evaluation thereof that occurred during the six months ended June 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Completion of the Merger is subject to customary closing conditions, including (1) the adoption of the Merger Agreement by an affirmative vote of the holders of a majority of the voting power of the outstanding Company stock entitled to vote thereon (which was obtained on July 8, 2021), (2) the expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”) (which expired on June 14, 2021), (3) the absence of an order, injunction or law prohibiting the Merger, (4) the receipt of approval of the committee on foreign investment in the United States, (5) the consent to the transfer of control of the Company’s communications licenses by the Federal Communications Commission, (6) the receipt of certain other Required Governmental Approvals (as defined in the Merger Agreement) from Foreign Telecommunication Regulators and non-U.S. Governmental Entities relating to investment and national security approvals, (7) the accuracy of the other party’s representations and warranties, subject to certain materiality standards set forth in the Merger Agreement, (8) compliance in all material respects with the other party’s obligations under the Merger Agreement and (9) no Company Material Adverse Effect (as defined in the Merger Agreement) having occurred since the date of the Merger Agreement.

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

We are also entitled to terminate the Merger Agreement and receive a termination fee of $51.8 million from Parent if (1) the marketing period for the debt financing has ended and all conditions to closing have been satisfied or waived, (2) Parent and Merger Sub fail to timely consummate the Merger, (3) we irrevocably confirm to Parent that we are ready, willing and able to consummate the Merger and remain so for 3 business days and (4) Parent and Merger Sub fail to effect the Merger during such 3 business day period. In addition, if the Merger Agreement is terminated in certain circumstances, we could be required to pay Parent a termination fee equal to $32.9 million, or $16.5 million with respect to a termination in connection with certain proposals received from parties contacted in the Merger Agreement’s go-shop period.

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

As of June 30, 2021, there have been no other material changes in the risk factors previously disclosed in Part I, Item 1A, “Risk Factors” in our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are being filed with or incorporated by reference in this Quarterly Report on Form 10-Q:

2.1	†

3.1	Restated Certificate of Incorporation of the Company, filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, is incorporated herein by reference.

3.2	Amended Bylaws of the Company, filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, is incorporated herein by reference.

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

ORBCOMM Inc. (Registrant)

Date: August 3, 2021	/s/ Marc J. Eisenberg
Marc J. Eisenberg
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 3, 2021	/s/ Constantine Milcos
Constantine Milcos
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)